Form 10-Q
period 1995-07-29
APPAREL RETAILERS INC
filed 1995-09-11
CIK 6885

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended July 29, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period ended ________ to ________

                         Commission file number 33-68258

                             APPAREL RETAILERS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                 DELAWARE
     (State or other jurisdiction of                    76-0407711
      incorporation or organization)       (I.R.S. Employer Identification No.)

    10201 MAIN STREET, HOUSTON, TEXAS                     77025
(Address of Principal Executive Offices)                (Zip code)

                                 (713) 667-5601
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
                                    Yes [X]    No [ ]

The number of shares of common stock outstanding as of September 1, 1995 was 11,486,742 shares of Common Stock and 1,468,750 shares of Class B Common Stock.
================================================================================

                          PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                             APPAREL RETAILERS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
              (in thousands, except par value and number of shares)

                                                                                                 JANUARY 28, 1995      JULY 29, 1995
                                                                                                 ----------------      -------------
                                                                                                                         (unaudited)
                                         ASSETS
Cash and cash equivalents ..............................................................            $  28,593             $  16,966
Accounts receivable ....................................................................               70,356                58,347
Merchandise inventories ................................................................              118,039               146,735
Prepaid expenses and other current assets ..............................................               18,162                26,520
                                                                                                    ---------             ---------
      Total current assets .............................................................              235,150               248,568
Property, equipment and leasehold improvements, net ....................................               75,602                87,540
Goodwill, net ..........................................................................               31,865                32,091
Other assets ...........................................................................               27,113                26,746
                                                                                                    ---------             ---------
                                                                                                    $ 369,730             $ 394,945
                                                                                                    =========             =========
                          LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable .......................................................................            $  38,332             $  45,357
Accrued interest .......................................................................               11,372                11,326
Accrued expenses and other accrued liabilities .........................................               34,575                25,755
Accrued taxes, other than income taxes .................................................                2,642                 4,472
                                                                                                    ---------             ---------
      Total current liabilities ........................................................               86,921                86,910
                                                                                                    ---------             ---------
Long-term debt .........................................................................              310,575               328,772
Related party debt .....................................................................               39,200                44,200
Other long-term liabilities ............................................................               14,227                13,360
                                                                                                    ---------             ---------
      Total liabilities ................................................................              450,923               473,242
                                                                                                    ---------             ---------
Preferred stock, par value $1.00, non-voting,
  2,500 shares authorized, zero shares
  issued and outstanding ...............................................................                 --                    --
Common stock, par value $0.01, 15,000,000 shares
  authorized, 11,381,141 and 11,492,646 shares
  issued and outstanding, respectively .................................................                  113                   115
Class B common stock, par value $0.01, non-voting,
  1,500,000 shares authorized, 1,468,750 shares
  issued and outstanding ...............................................................                   15                    15
Additional paid-in capital .............................................................                3,565                 3,800
Accumulated deficit ....................................................................              (84,886)              (82,227)
                                                                                                    ---------             ---------
Stockholders' deficit ..................................................................              (81,193)              (78,297)
                                                                                                    ---------             ---------
Commitments and contingencies ..........................................................                 --                    --
                                                                                                    ---------             ---------
                                                                                                    $ 369,730             $ 394,945
                                                                                                    =========             =========

         The accompanying notes are an integral part of this statement.

                            APPAREL RETAILERS, INC.
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                   (in thousands, except earnings per share)
                                  (unaudited)

                                                                  FOR THE THREE MONTHS ENDED,            FOR THE SIX MONTHS ENDED,
                                                               --------------------------------      -------------------------------
                                                               JULY 30, 1994      JULY 29, 1995      JULY 30, 1994     JULY 29, 1995
                                                               -------------      -------------      -------------     -------------
Net sales ..............................................         $ 132,060          $ 154,578          $ 260,133          $ 296,931
Cost of sales and related buying,
  occupancy and distribution expenses ..................           (92,897)          (108,023)          (181,114)          (204,093)
                                                                 ---------          ---------          ---------          ---------
Gross profit ...........................................            39,163             46,555             79,019             92,838

Selling, general and
  administrative expenses ..............................           (30,189)           (37,922)           (60,235)           (72,053)
Service charge income ..................................             1,602              2,441              3,735              5,124
                                                                 ---------          ---------          ---------          ---------
Operating income .......................................            10,576             11,074             22,519             25,909
                                                                 ---------          ---------          ---------          ---------
Interest income ........................................               515                111                915                271
                                                                 ---------          ---------          ---------          ---------
Interest expense:
  Related party ........................................              (636)            (1,117)            (1,107)            (2,154)
  Other ................................................            (9,284)            (9,315)           (18,753)           (18,550)
  Amortization of debt issue costs .....................              (409)              (480)              (848)              (932)
                                                                 ---------          ---------          ---------          ---------
                                                                   (10,329)           (10,912)           (20,708)           (21,636)
                                                                 ---------          ---------          ---------          ---------
Income before income tax and
   extraordinary item ..................................               762                273              2,726              4,544
Income tax expense .....................................              (299)               (52)            (1,066)            (1,885)
                                                                 ---------          ---------          ---------          ---------
Income before extraordinary item .......................         $     463          $     221              1,660              2,659
Extraordinary item - early
  extinguishment of debt ...............................              --                 --                 (326)              --
                                                                 ---------          ---------          ---------          ---------
Net income .............................................         $     463          $     221          $   1,334          $   2,659
                                                                 =========          =========          =========          =========
EARNINGS PER COMMON SHARE DATA:

Earnings per common share before
  extraordinary item ...................................         $    0.03          $    0.02          $    0.12          $    0.20
Extraordinary item - early
  extinguishment of debt ...............................              --                 --                (0.02)              --
                                                                 ---------          ---------          ---------          ---------
Earnings per common share after
  extraordinary item ...................................         $    0.03          $    0.02          $    0.10          $    0.20
                                                                 =========          =========          =========          =========
Weighted average common shares
  outstanding ..........................................            13,270             13,419             13,268             13,409
                                                                 =========          =========          =========          =========

         The accompanying notes are an integral part of this statement.

                             APPAREL RETAILERS, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                       FOR THE SIX MONTHS ENDED,
                                                                                                  ----------------------------------
                                                                                                  JULY 30, 1994        JULY 29, 1995
                                                                                                  -------------        -------------
 CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income .............................................................................           $  1,334             $  2,659
                                                                                                     --------             --------
  Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
    Depreciation and amortization ........................................................              4,757                5,721
    Deferred federal income taxes ........................................................             (2,073)                (490)
    Accretion of discount ................................................................              5,943                6,722
    Amortization of debt issue costs .....................................................                848                  933
    Issuance of long-term debt in lieu of interest payment ...............................                137                  147
    Loss on early extinguishment of debt .................................................                535                 --
    Changes in operating assets and liabilities:
      Decrease in accounts receivable ....................................................              5,924               10,809
      Increase in merchandise inventories ................................................            (10,765)             (28,696)
      Increase in other assets ...........................................................             (2,927)              (8,170)
      Increase in accounts receivable sold ...............................................               --                  1,200
      Decrease in accounts payable and accrued liabilities ...............................               (239)              (1,349)
                                                                                                     --------             --------
        Total adjustments ................................................................              2,140              (13,173)
                                                                                                     --------             --------
      Net cash provided by (used in) operating activities ................................              3,474              (10,514)
                                                                                                     --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Decrease in restricted investments .....................................................                768                 --
  Additions to property, equipment and leasehold improvements ............................             (6,384)             (16,786)
                                                                                                     --------             --------
      Net cash used in investing activities ..............................................             (5,616)             (16,786)
                                                                                                     --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from:
    Long-term debt .......................................................................               --                 16,458
    Common stock .........................................................................                 40                   64
  Payments on:
    Long-term debt .......................................................................            (10,326)                (115)
    Additions to debt issue costs ........................................................               (433)                (734)
                                                                                                     --------             --------
      Net cash provided by (used in) financing activities ................................            (10,719)              15,673
                                                                                                     --------             --------
      Net decrease in cash and cash equivalents ..........................................            (12,861)             (11,627)

  Cash and cash equivalents:
    Beginning of period ..................................................................             59,315               28,593
                                                                                                     --------             --------
    End of period ........................................................................           $ 46,454             $ 16,966
                                                                                                     ========             ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid ..........................................................................           $ 15,207             $ 13,894
                                                                                                     ========             ========
  Income taxes paid ......................................................................           $  2,634             $  5,862
                                                                                                     ========             ========

         The accompanying notes are an integral part of this statement.

                             APPAREL RETAILERS, INC.
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                    (in thousands, except numbers of shares)
                                   (unaudited)

                                                                     COMMON STOCK
                                                      ------------------------------------------
                                                                                   CLASS B
                                                                             ------------------- ADDITIONAL
                                                         SHARES                 SHARES            PAID-IN    ACCUMULATED
                                                      OUTSTANDING    AMOUNT  OUTSTANDING  AMOUNT  CAPITAL      DEFICIT       TOTAL
                                                      -----------    ------  -----------  ------ ----------  -----------   --------
Balance, January 28, 1995 ........................     11,381,141     $113    1,468,750    $15    $ 3,565     $(84,886)    $(81,193)

Net income .......................................           --        --          --       --       --          2,659        2,659
Vested compensatory stock options ................           --        --          --       --        173         --            173
Issuance of stock ................................        112,105        2         --       --         63         --             65
Retirement of stock ..............................           (600)     --          --       --         (1)        --             (1)
                                                       ----------     ----    ---------    ---    -------     --------     --------
Balance, July 29, 1995 ...........................     11,492,646     $115    1,468,750    $15    $ 3,800     $(82,227)    $(78,297)
                                                       ==========     ====    =========    ===    =======     ========     ========

         The accompanying notes are an integral part of this statement.

                             APPAREL RETAILERS, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

         1. The accompanying unaudited consolidated condensed financial statements of Apparel Retailers, Inc. ("ARI") have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Those adjustments, which include only normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended January 28, 1995 filed with ARI's Annual Report on Form 10-K. Certain reclassifications have been made to prior year amounts to conform with the current year presentation. The fiscal years discussed herein end on the Saturday nearest to January 31 in the following calendar year. For example, references to "1995" mean the fiscal year ended February 3, 1996.

         ARI was formed in June 1993 at the direction of the stockholders of Specialty Retailers, Inc. ("SRI") as part of an overall refinancing and distribution plan. In connection with such plan, SRI became a wholly-owned subsidiary of the ARI in August 1993. ARI conducts its business exclusively through SRI. ARI has no operations of its own and its primary asset is the common stock of SRI. ARI and SRI are collectively referred to herein as the "Company".

         2. Under the accounts receivable securitization program implemented in 1993 (the "Accounts Receivable Program"), a subsidiary of the Company, SRI Receivables Purchase Co., Inc. ("SRPC") purchases the accounts receivable generated under the Company's private label credit card program. Such accounts receivable are in turn transferred to a master trust (the "Trust") which has issued certain certificates representing undivided interests in the Trust. SRPC owns an undivided interest in the assets of the Trust not supporting the term certificates and the revolving certificate issued by the Trust. On August 15, 1995, the Trust increased the amount of term certificates outstanding from $140.0 million to $165.0 million. The commitment under the revolving certificate remained unchanged at $40.0 million. SRPC is a separate corporate entity from the Company and SRPC's creditors have a claim on its assets prior to those assets becoming available to any creditor of the Company.

         3. The Company has a revolving credit agreement with a bank (the "Credit Agreement") under which it may draw up to $25.0 million. On March 31, 1995, the Company extended the Credit Agreement to February 3, 1998 and entered into a separate agreement with the bank under which it may borrow an additional $10.0 million for seasonal working capital needs (the "Seasonal Credit Agreement"). Funds are available under the Seasonal Credit Agreement from August 15 through January 15 of each fiscal year (the "Seasonal Period"). The Seasonal Credit Agreement is available through February 3, 1998 and provides for a commitment fee during each Seasonal Period of 1/2 of 1% of the average daily unused portion of the commitment amount. Commitment fees are paid on an annual basis on the first business day following the Seasonal Period then concluded. Interest is charged on outstanding loans at a base rate plus a specified margin. The base rate is the higher of the bank's prime rate or 1/2 of 1% above the Federal Funds Effective Rate. The specified margin range is 1.25% to 2.75% based on calculated debt service ratios as defined in the Credit Agreement.

         4. During the fourth quarter of 1994, the Company approved a store closure plan (the "Store Closure Plan") for the closure of forty Fashion Bar stores and accrued $5.2 million for the expected costs associated with the plan. As of July 29, 1995, the Company had closed all but one of these stores and had charged $3.8 million to the accrual primarily related to lease termination payments associated with these stores. The Company expects to complete the Store Closure Plan during 1995.

         5. During the second quarter of 1995, SRI issued $18.3 million in aggregate principal amount of 11% Series C senior subordinated notes due 2003 (the "Series C Senior Subordinated Notes"). The Series C Senior Subordinated Notes were issued at a discount of $1.8 million and bear interest at 11% payable semi-annually on February 15 and August 15 of each year. The original issue discount is being charged to interest expense over the term to maturity using the effective interest method. The combination of coupon interest payments and original issue discount results in an effective interest rate of 13.0%. The Series C Senior Subordinated Notes rank junior to the 10% senior notes due 2000 (the "Senior Notes") and pari passu with the existing 11% Series B senior subordinated notes due 2003 (the "Series B Senior Subordinated Notes", and together with the Series C Senior Subordinated Notes, the "Senior Subordinated Notes"). SRI is required to make a mandatory sinking fund payment on September 15, 2002 equal to forty percent of the original aggregate principal amount of Series C Senior Subordinated Notes.

         On August 22, 1995, SRI filed a registration statement with the Securities and Exchange Commission (the "Commission") to exchange its 11% Series D senior subordinated notes for its Series C Senior Subordinated Notes. The form and terms of the Series D notes are the same as the form and terms of the Series C Senior Subordinated Notes except that the Series D notes will be registered under the Securities Act of 1933 and, therefore, will not bear legends restricting their transfer. SRI expects to commence the exchange offer during September 1995 once the registration statement has been declared effective by the Commission.

                             APPAREL RETAILERS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         ARI conducts its business exclusively through SRI, which currently operates 248 family apparel stores in thirteen states throughout the central United States primarily under the names Bealls, Palais Royal and Stage offering branded fashion apparel and accessories for women, men and children. ARI has no operations of its own and its primary asset is the common stock of SRI.

         During 1993, management formalized its growth strategy for expanding the Company's business. During 1994, this growth strategy resulted in the opening of ten new stores in Texas, Oklahoma and Missouri and the acquisition of forty-five store leases from the Beall-Ladymon Corporation ("Beall-Ladymon"), located primarily in Louisiana, Arkansas and Mississippi. The former Beall-Ladymon stores reopened in the first quarter of 1995 under the name of Stage, the banner the Company has registered nationally and intends to promote in all new markets where its traditional names are unrecognized. These new stores are similar in size, appearance and merchandise content to the Company's other stores.

         During the fourth quarter of 1994, management approved a plan for the closure of forty Fashion Bar stores and accrued $5.2 million for the expected costs associated with the plan. As of July 29, 1995, all but one of these stores had been closed. The Company expects to complete the Store Closure Plan during 1995.

         During the first six months of 1995, continued weak economic conditions in Mexico, which have resulted in the devaluation of the peso, adversely affected sales at six Bealls stores located near the Texas-Mexico border. Although this may be a temporary aberration, its continued duration and resulting impact on these and possibly other stores' sales can not be predicted at this time.

RESULTS OF OPERATIONS

         Sales for the three and six months ended July 29, 1995 were $154.6 million and $296.9 million, respectively, representing increases of 17.1% and 14.1%, respectively. These increases were primarily due to the increase in sales generated from the overall growth in stores opened during 1994 and 1995. Comparable store sales for the three months ended July 29, 1995 increased 0.7% and for the six months ended July 29, 1995 were flat versus the comparable period of the prior year. Excluding the six Bealls stores affected by the weak economic conditions in Mexico discussed above, comparable store sales would have increased 3.0% and 2.4% for the three and six months ended July 29, 1995, respectively.

         Gross profit as a percent of net sales for the three and six months ended July 29, 1995 was 30.1% and 31.3%, respectively, as compared to 29.7% and 30.4% for the three and six months ended July 30, 1994, respectively. These increases were due to favorable profit margins associated with sales at the Company's newly opened stores combined with the application of fixed costs related to buying, occupancy and distribution expenses to a greater volume of sales.

         Selling, general and administrative expense as a percent of net sales for the three and six months ended July 29, 1995 was 24.5% and 24.3%, respectively, as compared to 22.9% and 23.2% for the three and six months ended July 30, 1994, respectively. These increases resulted from an increase in the amortization of one-time incremental costs and fixed costs associated with the opening of new stores combined with costs associated with the certificates outstanding under the Accounts Receivable Program, partially offset by the application of fixed costs to a greater volume of sales.

         Service charge income for the three and six months ended July 29, 1995 was $2.4 million and $5.1 million, respectively, as compared to $1.6 million and $3.7 million for the three and six months ended July 30, 1994, respectively. Service charge income increased due to increased accounts receivable balances resulting from higher sales volume and the purchase of accounts receivable from Beall-Ladymon.

         Interest expense for the three and six months ended July 29, 1995 was $10.9 million and $21.6 million, respectively, compared to $10.3 million and $20.7 million for the three and six months ended July 30, 1994, respectively. The increases were primarily due to an increase in the accretion of discount on the 12 3/4% senior discount debentures due 2005 (the "ARI Senior Discount Debentures"). The increase for the six months ended July 29, 1995 was partially offset by interest savings resulting from the retirement of $10.0 million of the Senior Notes during the first quarter of 1994.

         The extraordinary charge of $0.3 million for the six months ended July 30, 1994 was comprised of acquisition premiums and the write-off of debt issue costs associated with the retirement of $10.0 million of Senior Notes, net of applicable income taxes.

SEASONALITY AND INFLATION

         The Company's business is seasonal and sales and profits traditionally have been lower during the first nine months of the year (February through October) and higher during the last three months of the year (November through January). Working capital requirements fluctuate during the year and generally reach their highest levels during the third and fourth quarters.

         The following table shows certain unaudited financial information for the Company by quarter (in thousands except earnings per share):

                                                                       1994                                            1995
                                             --------------------------------------------------------        -----------------------
                                                 Q1              Q2              Q3              Q4              Q1             Q2
                                             --------        --------        --------        --------        --------       --------
Net sales ............................       $128,073        $132,060        $134,939        $186,391        $142,353       $154,578
Gross profit .........................         39,856          39,163          41,110          62,675          46,283         46,555
Operating income .....................         11,943          10,576          10,029          18,409          14,835         11,074
Quarter's operating
  income as a percent
  of annual ..........................             23%             21%             20%             36%           --             --
Income before
  extraordinary item .................       $  1,197        $    463        $     52        $  4,918        $  2,438       $    221
Net income ...........................            871             463              90           4,898           2,438            221
Earnings per share
  before extraordinary
  item ...............................           0.09            0.03            --              0.38            0.18           0.02
Earnings per share ...................           0.07            0.03            --              0.38            0.18           0.02

         The Company does not believe that inflation had a material effect on its results of operations during 1995. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

LIQUIDITY AND CAPITAL RESOURCES

         ARI is a holding company that conducts business exclusively through its wholly-owned subsidiary, SRI. As a holding company, ARI is dependent on the cash flow of SRI and its subsidiaries in order to meet its debt service obligations under the ARI Senior Discount Debentures. Management believes that ARI will receive sufficient distributions from SRI to enable it to service the cash interest payments on the ARI Senior Discount Debentures when they become due; however, there can be no assurance that such distributions will be adequate to satisfy either the cash interest on, or the repayment of such debt. Interest and principal payments are not required on the ARI Senior Discount Debentures until February 15, 1999 and August 15, 2005, respectively.

         ARI was formed in 1993 in connection with the refinancing of certain SRI debt. After giving effect to the refinancing and subsequent retirement of $20.0 million of Senior Notes during 1993 and 1994, the Company's consolidated long-term debt at July 29, 1995 was comprised of $130.0 million in aggregate principal amount of Senior Notes, $118.3 million in aggregate principal amount of Senior Subordinated Notes, $149.1 million in aggregate principal amount of ARI Senior Discount Debentures and certain other debt.

         During the second quarter of 1995, SRI issued $18.3 million in aggregate principal amount of Series C Senior Subordinated Notes. Such notes were issued at a discount of $1.8 million and bear interest at 11% payable semi-annually on February 15 and August 15 of each year. Substantially all of such proceeds will be used for new store openings and other general corporate purposes.

         Working capital increased $13.4 million during the first six months of 1995 primarily due to the issuance of the Series C Senior Subordinated Notes. Significant changes within working capital components included cash, accounts receivable and merchandise inventories. Accounts receivable decreased $12.0 million during the six months ended July 29, 1995 as a result of collections generated from seasonal fourth quarter 1994 sales. Merchandise inventories increased $28.7 million during the six months ended July 29, 1995 as a result of merchandise purchased for newly opened stores and seasonal merchandise purchases.

         Under the Company's Accounts Receivable Program, the Company sells substantially all of its private label credit card accounts receivable to the Trust on a daily basis in exchange for cash and an undivided interest in the Trust's assets. On August 15, 1995, the Trust increased the amount of term certificates outstanding from $140.0 million to $165.0 million which exchanged the ability to obtain funds under the revolving certificate for a term certificate which bears a lower rate of return. The Company has the option to receive payment for up to 72% of the eligible accounts receivable which exceed the Trust's term certificates outstanding and the Company's minimum interest in the Trust for such certificates (currently $200.1 million in the aggregate), up to a maximum of $40.0 million. Eligible accounts receivable in the Trust are currently not sufficient to allow the Trust to draw on the revolving certificate. The Company's minimum interest and the Trust's rate of return are lower for term certificates versus the revolving certificate. The Trust may draw on the revolving certificate in order to fund such payments to the Company. If eligible accounts receivable in the Trust fall below the level required to support the certificates and the Company's minimum interest, certain principal collections may be retained in the Trust but would be paid to the Company as such accounts receivable increase. Management anticipates that the ability to obtain funds under the revolving certificate will increase during the fourth quarter when working capital requirements are generally at their highest levels.

         Funds available under the Credit Agreement total $25.0 million of which $15.0 million may be used to collateralize letters of credit. As of July 29, 1995, $11.0 million of the total commitment was used to collateralize letters of credit resulting in available funds of $14.0 million. Funds available under the Seasonal Credit Agreement total $10.0 million from August 15 to January 15 of each fiscal year. Both agreements are available through February 3, 1998.

         The Company's primary capital requirements are for working capital, including interest payments on debt, and capital expenditures. Management expects interest payments and capital expenditures during the last six months of 1995 to be approximately $14.5 million and $8.3 million, respectively. Generally, capital expenditures are for new store openings, remodeling of existing stores and customary store maintenance.

         Management believes that funds provided by operations, together with funds available under the Credit Agreement, the Seasonal Credit Agreement and the Accounts Receivable Program will be adequate to meet the Company's anticipated requirements for working capital, interest payments and planned capital expenditures. Estimates as to working capital needs and other expenditures may be materially affected if the foregoing sources are not available or do not otherwise provide sufficient funds to meet the Company's obligations.

                             APPAREL RETAILERS, INC.

                                     PART II
ITEM 1. LEGAL PROCEEDINGS

         None.

ITEM 2. CHANGES IN SECURITIES

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         EXHIBITS

         None.

         REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              APPAREL RETAILERS, INC.

SEPTEMBER 11, 1995                            /s/ CARL E. TOOKER
(Date)                                        Carl E. Tooker
                                              President and
                                              Chief Executive Officer

SEPTEMBER 11, 1995                            /s/ JAMES A. MARCUM
(Date)                                        James A. Marcum
                                              Executive Vice President and
                                              Chief Financial Officer
                                       11