Form 10-K405
period 1996-02-03
APPAREL RETAILERS INC
filed 1996-04-09
CIK 6885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K
 (MARK ONE)

    [X]      ANNUAL  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED FEBRUARY 3, 1996

                                       OR

    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO ______

                          COMMISSION FILE NO. 33-68258

                             APPAREL RETAILERS, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                               76-0407711
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

                     10201 MAIN STREET, HOUSTON, TEXAS 77025
               (Address of principal executive offices) (Zip code)


       Registrant's telephone number, including area code: (713) 667-5601


Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days. Yes [X]    No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting common stock held by non-affiliates as of March 6, 1996 was $7,096,470.

At March 6, 1996, there were 11,471,502 shares of Common Stock and 1,468,750 shares of Class B Common Stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                     PART I

         THE FISCAL YEARS DISCUSSED HEREIN END ON THE SATURDAY NEAREST TO JANUARY 31 IN THE FOLLOWING CALENDAR YEAR. REFERENCES TO YEARS MEAN THE RESPECTIVE FISCAL YEAR. FOR EXAMPLE, REFERENCES TO "1995" MEAN THE FISCAL YEAR ENDED FEBRUARY 3, 1996.

ITEM 1.           BUSINESS

GENERAL

         Apparel Retailers, Inc. ("ARI") was formed and concurrently became the parent of Specialty Retailers, Inc. ("SRI") during 1993, at the direction of the shareholders of SRI, when these stockholders exchanged all of their common stock of SRI for common stock of ARI. ARI conducts its business exclusively through SRI, which operates family apparel stores primarily under the names "Bealls", "Palais Royal" and "Stage" offering branded fashion apparel, accessories and footwear for women, men and children. ARI has no operations of its own and its primary asset is the common stock of SRI. ARI and SRI are sometimes referred to herein as the "Company".

         The Company currently operates 268 stores in thirteen states located throughout the central United States. The Company's stores are typically between eighteen and thirty thousand square feet, averaging twenty-three thousand square feet in size. These stores are smaller than typical department stores yet larger than most specialty stores. The store format allows the Company to operate in small towns and communities with as few as fifteen thousand people or in large metropolitan and suburban areas. The Company's store format is large enough to offer branded fashion apparel, accessories and footwear for all members of the family and small enough to allow for strategic location in rural markets or in numerous, convenient locations in metropolitan and suburban areas.

         During 1993, management formalized its new growth strategy to expand into small market areas where the Company can become the dominant retailer by providing quality, branded merchandise for the entire family at a fair price. The Company will implement this strategy by either opening new stores in select locations or through the acquisition of select apparel retail concerns or their related store leases. During 1994, this strategy resulted in the opening of ten new stores in Texas, Oklahoma and Missouri and the acquisition of forty-five store leases from the Beall-Ladymon Corporation ("Beall-Ladymon"), located primarily in Louisiana, Arkansas and Mississippi. The former Beall-Ladymon stores reopened in the first quarter of 1995 under the name of Stage, the banner the Company has registered nationally and intends to promote in all new markets where its traditional names are unrecognized. In addition to the former Beall-Ladymon stores, another twenty-three stores were opened during 1995. The majority of these stores were in new markets including Missouri, Illinois, Kansas and Iowa. Management continues to actively search for locations that meet its site selection criteria including market size, economic demographics, customer profile and competitive environment and, as a result, anticipates the opening of approximately thirty-five new stores during 1996.

         During the fourth quarter of 1994, the Company approved a store closure plan (the "Store Closure Plan") that provided for the closure of forty Fashion Bar stores. See Note 4 to the Consolidated Financial Statements. These stores were primarily located in major regional malls within the Denver area. Management determined that the merchandising strategy and market position of such stores were not compatible with the Company's overall merchandising philosophies or growth strategy. Management substantially completed the Store Closure Plan during 1995. As of February 3, 1996, thirteen of the former Fashion Bar stores remain open, twelve of which were not included in the Store Closure Plan. Nine of the thirteen Fashion Bar stores have been converted to Stage stores. The remaining four stores are being operated under a discount/outlet store concept. Management anticipates that three of the discount/outlet stores will close once lease termination agreements are reached with the respective landlords or upon the expiration of their leases between August 1996 and January 1998. Management is optimistic that merchandising and pricing strategies consistent with its other stores can be successfully applied to the stores which will remain open.

         The Company's merchandising strategy focuses on the traditionally higher margin categories of women's, men's and children's branded apparel, accessories and footwear. Merchandise mix may vary from store to store to accommodate differing demographic factors. The Company offers a selected assortment of moderately priced, branded merchandise which is divided into distinct departments as follows (percentages represent each department's contribution to Company sales):


            Department                1994        1995
- ---------------------------------- ----------- -----------
Men's/Young Men...................     20%         22%
Misses Sportswear.................      15          15
Juniors...........................      15          13
Accessories & Gifts...............      10           9
Children..........................       9           9
Shoes.............................       8           8
Intimate..........................       6           6
Special Sizes.....................       5           5
Cosmetics.........................       4           5
Misses Dresses....................       4           4
Boys..............................       3           3
Furs & Coats......................       1           1
                                   ----------- -----------
                                      100%        100%
                                   =========== ===========


         The Company purchases merchandise from a vendor base of over two thousand vendors. The Company's leading vendors for 1995 were Levi, Liz Claiborne, Nike, Reebok, Haggar, Hanes and Guess. Levi accounted for 8.9% of the Company's 1995 retail purchases. No other vendor accounted for more than 2.8%. In addition, the Company, through its membership in Associated Merchandising Corporation ("AMC", a cooperative buying service), purchases imported merchandise for its private label program. The membership provides the Company with synergistic purchasing opportunities allowing it to augment its branded merchandise assortments. Private label merchandise purchased through AMC accounted for approximately 9.4% of the Company's total retail purchases for 1995.

         The Company's integrated merchandising systems are designed to provide its buyers with necessary information and analytical support regarding sales and inventory productivity. These systems include, among others, (i) an automated merchandise planning and allocation system which recognizes the attributes and current merchandise needs by classification for each store, (ii) a staple stock replenishment system to ensure the Company's stores are in stock on basic items such as hosiery, foundation garments, dress shirts and jeans, (iii) an automated markdown and merchandise transfer system which monitors slow and fast moving merchandise and enables the Company to transfer or markdown merchandise to improve inventory productivity and (iv) an assortment planning system to closely tailor the merchandise assortment in each store based on local demographics and historical trends and to automatically allocate merchandise accordingly.

         The Company's culture focuses on a high level of customer service. Sales associates are encouraged to adopt a "can do" attitude in order to exceed customer service expectations. All sales associates are evaluated and compensated based on sales and their ability to meet specific customer service standards such as offering prompt assistance to a customer upon entering a department, suggesting additional complimentary items, attending to fitting room needs such as responding to rings from the "call button" mounted inside fitting rooms in certain stores, sending thank-you notes to charge customers, telephoning customers about promotional events and maintaining consistent contact with customers in order to build their customer bases. A "never say no" policy forbids sales associates or anyone else from saying "no" to a customer's request without involving their immediate supervisor. The Company monitors customer service and actively solicits feedback on a daily basis by conducting 3,000 customer telephone surveys each month.

        The Company's private label credit card program is also an important element of its customer service. All stores offer private label credit cards with extended payment terms. The Company's private label credit card holders represent a large and important group of customers and the Company seeks to develop and grow credit card purchases through a marketing strategy emphasizing
(i) direct mail of promotional materials to existing cardholders to communicate new merchandise offerings, (ii) promotion of customer incentive programs tied to purchase volume and (iii) the issuance of new credit through the opening of new accounts and extension of credit on existing accounts. State-of-the-art computer credit systems, which include point and behavioral point scoring, approve new and additional credit and monitor account performance. Management believes that private label credit card holders shop more regularly and purchase more merchandise than customers who pay cash. The private label credit card program includes over 1.5 million active accounts which accounted for 55.6% of sales during 1995.

         The Company's private label credit card program is supported by an efficient credit operation which relies upon an internally developed and highly automated systems to assist in all phases of the operation. A dedicated communications system links the corporate headquarters with each store enabling immediate point-of-sale credit approval. The automated system also analyzes customer payment histories, automatically approves or rejects credit applications and point-of-sale transactions and enables account representatives to efficiently contact delinquent customers and respond to customer inquiries.

         The Company maintains a four-hundred fifty thousand square foot distribution center with the current capacity to support in excess of one billion dollars in aggregate annual sales volume. Management believes that the distribution center capacity could be expanded, with certain enhancements, to handle additional Company needs. The automated and centralized distribution center enables the Company to distribute the majority of merchandise it receives within forty-eight hours of receipt. The distribution center, as opposed to direct store shipments, provides a more efficient allocation of merchandise to stores, lower freight costs and reduced accounts payable processing costs. The design of the distribution center is based on an efficient "space saver" concept which allows the Company to maximize the available cubic space of the building.

         Virtually all merchandise is received at the distribution center. Once received, it is recorded, inspected, tagged with a computer generated price ticket, sorted and shipped. Pursuant to a unique partnership agreement with a major freight forwarder, merchandise is sent directly from the distribution center to the individual stores on a daily basis to ensure a continuous flow of new goods and merchandise assortments to its stores.

GENERAL ECONOMIC CONDITIONS AND SEASONALITY

         The Company's business is seasonal and sales and profits are typically lower during the first nine months of the year (February through October) and higher during the last three months of the year (November through January). See
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         The Company currently operates 268 stores in thirteen states primarily throughout the central United States. As a result, the Company's operations are affected by local economic conditions which are beyond the Company's control. For example, during the latter portion of 1994, deteriorating economic conditions in Mexico resulted in the devaluation of the peso. Although this devaluation had a broad impact in the Texas market, which is difficult to measure, the poor economic conditions in Mexico directly affected sales of six stores located on the Texas-Mexico border. Sales for these stores decreased from $38.8 million during 1994 to $27.7 million during 1995 (based on a comparable fifty-two week year) as a result of the reduced Mexican trade. Sales for these six stores have now stabilized and, barring any further decline in the economic conditions in Mexico, management does not expect any significant sales deterioration in the near future.

COMPETITION

         The apparel retail industry is highly competitive and the Company faces varying degrees of competition in each of the markets it serves. Management perceives a significant difference in the level of competition in urban versus small markets. In urban markets, the Company faces competition from numerous national and regional department and specialty stores, carrying apparel goods in both branded and non-branded formats. Some of these store chains are considerably larger than the Company and have substantially greater financial and other resources. The Company believes, however, that its store format, merchandising strategy, customer service, knowledge of these markets developed over seventy years of service and an emphasis on operating systems and technology enable it to effectively compete in those markets. In small markets, where management has focused its growth strategy, the level of competition is significantly lower than in urban areas. Although competition exists in these markets, the Company is well positioned as the dominant retailer of branded apparel in most of the small markets it serves. As a result, management believes the Company has a competitive advantage over local retailers who have fewer resources than the Company.

EMPLOYEES

         During 1995, the Company employed an average of 9,946 full and part-time employees, of which 1,069 were salaried and 8,877 were hourly. Central office (which includes corporate, credit and distribution center offices) employees averaged 296 salaried and 684 hourly during 1995. In its stores during 1995, the Company employed an average of 773 salaried and 8,193 hourly employees. Such averages will vary during the year as the Company traditionally hires additional employees and increases the hours of part-time employees during peak seasonal selling periods. There are no collective bargaining agreements in effect with respect to any of the Company's employees. The Company believes that relationships with its employees are good.

ITEM 2.           PROPERTIES

         The Company's corporate headquarters is located in a one hundred thirty thousand square foot building in Houston, Texas. The Company leases the building and most of the land at its Houston facility. See Item 13 "Certain Relationships and Related Transactions." The Company owns its four-hundred fifty thousand square foot distribution center and its credit department facility, both located in Jacksonville, Texas. The Jacksonville distribution center collateralizes the Company's Credit Agreement (as defined herein). See Note 5 to the Consolidated Financial Statements.

         At February 3, 1996, the Company operated 257 stores located in thirteen states as follows: Texas (161 stores); Louisiana (26 stores); Colorado (13 stores); Oklahoma (13 stores); Arkansas (12 stores); New Mexico (8 stores); Mississippi (6 stores); Illinois (5 stores); Missouri (4 stores); Alabama (3 stores); Iowa (3 stores); Kansas (2 stores) and Wyoming (1 store). Stores range in size from eight to fifty-nine thousand square feet with the majority between eighteen and thirty thousand square feet. In general: Bealls stores are located in rural markets in Texas, Oklahoma, New Mexico and Alabama; Palais Royal stores are located in metropolitan Houston and Stage stores are located in states other than Texas, Oklahoma, New Mexico and Alabama. The stores are primarily located in strip shopping centers.

         All store locations are leased except for three Bealls stores and two Stage stores which are owned. All leases provide for a base rent amount plus contingent rentals, generally based upon a percentage of gross sales.

ITEM 3.           LEGAL PROCEEDINGS

         From time to time the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of the Company's business. Management believes that none of the matters in which the Company or its subsidiaries are currently involved, either individually or in the aggregate, is material to the financial position or results of operations of the Company or its subsidiaries.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended February 3, 1996.

                                     PART II

ITEM 5.           MARKET FOR THE  REGISTRANT'S  COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         ARI's authorized common equity securities consist of par value $0.01 per share common stock ("Common Stock") and par value $0.01 per share Class B common stock ("Class B Common Stock"). There is no established trading market for either class of common equity securities. As of March 5, 1996, there were 90 holders of Common Stock and 12 holders of Class B Common Stock.

         Certain provisions of the Company's credit agreements and the indentures governing the Company's outstanding debt limit the Company's ability to pay dividends. See Note 5 to the Consolidated Financial Statements.

ITEM 6.           SELECTED FINANCIAL DATA

         The following sets forth selected consolidated financial data for the periods indicated. The selected consolidated financial data is derived from the Consolidated Financial Statements. Certain reclassifications of prior year data have been made to conform to the 1995 reporting format. These reclassifications had no impact on operating income or net income (loss) for the years presented. All dollar amounts are stated in thousands, except for per share and operating data.

                                                                           Fiscal Year (1)
                                                   -------------------------------------------------------------
                                                     1991        1992 (2)     1993 (3)       1994       1995 (4)
                                                   ---------    ---------    ---------    ---------    ---------
STATEMENT OF OPERATIONS DATA:
   Net sales....................................  $ 447,142    $ 504,401    $ 557,422    $ 581,463    $ 682,624
   Cost of sales and related buying,
     occupancy and distribution expenses........   (311,573)    (350,136)    (384,843)    (398,659)    (468,347)
                                                   ---------    ---------    ---------    ---------    ---------
   Gross profit.................................    135,569      154,265      172,579      182,804      214,277
   Selling, general and
     administrative expenses....................   (116,403)    (129,193)    (135,011)    (134,715)    (159,625)
   Service charge income (5)....................     22,840       29,670       20,003        8,515       10,523
   Store opening and closure costs..............       (255)        (120)        (199)      (5,647)      (3,689)
                                                   ---------    ---------    ---------    ---------    ---------
   Operating income (6).........................     41,751       54,622       57,372       50,957       61,486
   Net interest expense ........................    (33,407)     (31,771)     (36,377)     (40,010)     (43,989)
   Other non-operating income (expense).........        359       (2,276)          --           --           --
                                                   ---------    ---------    ---------    ---------    ---------
   Income before income tax, minority
     interest and extraordinary item............      8,703       20,575       20,995       10,947       17,497
   Income tax expense...........................     (3,993)      (8,340)      (7,569)      (4,317)      (6,767)
   Minority interest expense....................       (749)          --           --           --           --
   Extraordinary item...........................         --           --      (16,208)        (308)          --
                                                   =========    =========    =========    =========    =========
   Net income (loss)............................  $   3,961    $  12,235    $  (2,782)   $   6,322    $  10,730
                                                   =========    =========    =========    =========    =========

   Earnings (loss) per common share.............  $    0.10    $    0.77    $   (0.39)   $    0.48    $    0.81
                                                   =========    =========    =========    =========    =========
   Dividends paid per common share..............  $      --    $      --    $    5.85    $      --    $      --
                                                   =========    =========    =========    =========    =========
MARGIN DATA:
   Gross profit margin..........................      30.3%        30.6%        31.0%        31.4%        31.4%
   Operating income margin (6)..................       9.3%        10.8%        10.3%         8.8%         9.0%
BALANCE SHEET DATA:
   Working capital..............................  $ 200,050    $ 214,430    $ 156,782    $ 148,229    $ 170,108
   Total assets.................................    365,381      403,824      347,055      369,730      412,333
   Long-term debt...............................    298,266      296,587      347,468      349,775      380,039
   Redeemable preferred stock...................     15,200       17,500           --           --           --
   Stockholders' deficit........................    (19,500)      (9,605)     (87,727)     (81,193)     (72,314)
OPERATING DATA: (7)
   Comparable store sales growth (8)............       3.0%         2.2%         5.9%         3.1%         1.0%
   Net sales per selling area square foot (9)...  $     142    $     137    $     145    $     149    $     150
   Number of stores opened during period........          4           69            4           10           68
   Number of stores open at end of period (10)..        159          229          231          206          257

- ------------
(1) The Company's fiscal year ends on the end on the Saturday nearest to January 31 in the following calendar year. References to years mean the respective fiscal year. For example, references to "1995" mean the fiscal year ended February 3, 1996. All fiscal years presented consisted of fifty-two weeks except 1995 which consisted of fifty-three weeks.

(2) The selected financial data for 1992 include the operations of Fashion Bar from May 30, 1992, the effective date of its acquisition.

(3) During 1993, ARI was formed and concurrently became the direct parent of SRI when the existing stockholders of SRI exchanged all of their common stock for common stock of ARI. Concurrent with the formation of ARI, ARI completed its refinancing (the "Refinancing") and distribution (the "Distribution") plans. As a result of the Refinancing, which replaced certain debt of SRI, the Company recorded an extraordinary charge of $16.2 million net of applicable income taxes of $8.8 million. Pursuant to the Distribution, the Company issued $149.1 million aggregate principal amount of 12 3/4% Senior Discount Debentures Due 2005 (the "ARI Senior Discount Debentures") which were issued at a discount of approximately $69.1 million. Substantially all of the $80.0 million in proceeds were used to make a distribution to the shareholders of ARI. See Note 5 to the Consolidated Financial Statements.

(4) The selected financial data for 1995 include the store operations of the stores resulting from the acquisition of the leases from Beall-Ladymon. These stores reopened as Stage stores during the first quarter of 1995.

(5) Service charge income for 1993, 1994 and 1995 decreased as compared to levels achieved during 1991 and 1992 due to the sale of accounts receivable to a trust pursuant to the accounts receivable securitization program ("Accounts Receivable Program") implemented during 1993. Without giving effect to the implementation of the Accounts Receivable Program, service charge income for 1993, 1994 and 1995 was $32.5 million, $35.2 million and $41.3 million, respectively. See Note 2 to the Consolidated Financial Statements.

(6) Operating income and operating income as a percentage of sales decreased during 1994 as compared to 1993 due primarily to the impact of the implementation of the Accounts Receivable Program (see Note 2 to the Consolidated Financial Statements) combined with the $5.2 million provision associated with the Store Closure Plan (see Note 4 to the Consolidated Financial Statements). These effects were partially offset by an increase in operating income generated from increased sales.

(7) Operating data exclude Bealls stores scheduled to be closed under the Bealls 1988 store closure program, except as otherwise noted in (10) below.

(8) Comparable store sales growth for 1995 has been determined based on a comparable fifty-two week period. Sales are considered comparable after a store has been in operation fourteen months. This method, adopted in 1995, would have produced slightly different results in prior years.

(9) Net sales per selling area square foot for 1995 has been determined based on a comparable fifty-two week period. Net sales per selling area square foot is calculated for stores open the entire year. This method, adopted in 1995, would have produced slightly different results in prior years.

(10) Stores open at the end of 1992 and 1993 included one and six stores, respectively, which were previously excluded under the Bealls 1988 store closure program. Such stores are only included in the Company's results of operations subsequent to their removal from the store closure program.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL

         ARI conducts its business exclusively through SRI, which operates family apparel stores primarily in the central United States under the names Bealls, Palais Royal and Stage offering branded fashion apparel, accessories and footwear for women, men and children. ARI has no operations of its own and its primary asset is the common stock of SRI.

         ARI was formed during 1993 and concurrently became the direct parent of SRI when the existing stockholders of SRI exchanged all of their common stock for common stock of ARI. Concurrent with the formation of ARI, ARI completed its Refinancing and Distribution plans. The Refinancing included the implementation of the Accounts Receivable Program and the issuance of new SRI long-term debt instruments which replaced certain previously existing SRI debt. The Refinancing, together with funds generated internally, provided capital to finance new store openings and the Beall-Ladymon lease acquisition. Pursuant to the Distribution, the Company issued $149.1 million principal amount of ARI Senior Discount Debentures which were issued at a discount of approximately $69.1 million. Substantially all of the $80.0 million in proceeds were used to make a distribution to the shareholders of ARI. See Note 5 to the Consolidated Financial Statements and "Liquidity and Capital Resources".

         The financial information, discussion and analysis that follow should be read in conjunction with the Consolidated Financial Statements and Item 1 - "Business".

RESULTS OF OPERATIONS

         The following sets forth the results of operations as a percentage of sales for the periods indicated. Certain income statement reclassifications have been made to conform to the 1995 format. Prior year percentages have been changed accordingly.

                                                                            Fiscal Year
                                                 --------------------------------------------------------------
                                                    1991         1992         1993         1994         1995
                                                 ---------    ---------    ----------   ----------   ----------

Net sales......................................    100.0  %     100.0  %     100.0   %    100.0   %    100.0   %
Cost of sales and related buying,
     occupancy and distribution expenses.......    (69.7)       (69.4)       (69.0)       (68.6)       (68.6)
Gross profit...................................     30.3         30.6         31.0         31.4         31.4
Selling, general and
     administrative expenses...................    (26.0)       (25.6)       (24.2)       (23.2)       (23.4)
Service charge income..........................      5.1          5.9          3.6          1.5          1.5
Store opening and closure costs................     (0.1)          --           --         (1.0)        (0.5)
Operating income...............................      9.3         10.8         10.3          8.8          9.0
Net interest expense...........................     (7.5)        (6.3)        (6.5)        (6.9)        (6.4)
Income before income tax, minority
     interest and extraordinary item...........      1.9          4.1          3.8          1.9          2.6


         1994 COMPARED TO 1995. 1995 was highlighted by the opening of sixty-eight new stores as a result of the implementation of management's growth strategy to expand into small market areas where the Company can become the dominant retailer. The following should be considered when evaluating the Company's results of operations: (i) the Company incurred one-time costs associated with opening the sixty-eight new stores; (ii) the Company closed thirty-nine Fashion Bar stores during the fourth quarter of 1994 and the first quarter of 1995 pursuant to the Store Closure Plan; (iii) during December 1994, deteriorating economic conditions in Mexico resulted in the devaluation of the peso which directly affected sales of six stores located on the Texas-Mexico border and (iv) 1995 consisted of fifty-three weeks. The following is a discussion of the Company's 1995 results of operations as compared to 1994.

                                       8

         Sales for 1994 and 1995 were $581.5 million and $682.6 million, respectively, representing an increase of $101.1 million or 17.4%. This increase was due to (i) increased sales in stores opened during 1994 and 1995 of $112.5 million or 19.3%, (ii) an increase in sales of comparable stores of $5.4 million or 1.0% and (iii) sales in all stores during the fifty-third week of 1995 of $10.0 million or 1.7%. Such increases were partially offset by decreased sales in stores closed during 1994 and 1995 pursuant to the Store Closure Program of $23.7 million or 4.1% together with decreased sales in stores operated as Fashion Bar outlet stores of $3.1 million or 0.5%. Comparable store sales, excluding the six stores affected by the weak economic conditions in Mexico, increased 3.3%.

         Gross profit as a percentage of sales was 31.4% for 1994 and 1995. Gross profit for 1995 was favorably impacted by the growth in new stores which traditionally experience lower markdown activity during the first six months of operation and the application of buying, occupancy and distribution costs over a larger sales base. Also impacting gross margin was an increase in mark-downs resulting from additional promotional events during the Christmas season intended to increase sales and an increase in shrinkage due to the rapid store growth in 1995. The increase in shrinkage was offset by the favorable impact of LIFO inventories.

         Selling, general and administrative expenses as a percentage of sales were 23.2% and 23.4% for 1994 and 1995, respectively. The increase resulted from costs associated with the certificates outstanding under the Accounts Receivable Program, partially offset by the application of fixed costs to a greater volume of sales and the reversal of a $0.8 million reserve as a result of a favorable court ruling in a litigation matter. Advertising expenses as a percentage of sales for 1994 and 1995 were 3.8% and 3.9%, respectively. The increase was due to advertising campaigns in areas where the Company previously did not operate, particularly the newly acquired Beall-Ladymon locations.

         Service charge income increased from $8.5 million for 1994 to $10.5 million for 1995. Without giving effect to the Accounts Receivable Program (see
Note 2 to the Consolidated Financial Statements), 1995 service charge income was $41.3 million, a $6.1 million increase as compared to 1994. Such increases were due to an increase in average accounts receivable balances resulting from the 17.4% increase in sales discussed above combined with the fifty-third week of 1995.

         The 1994 store opening and closure costs were due primarily to a $5.2 million provision for the Store Closure Plan. The 1995 store opening and closure costs were primarily due to the opening of sixty-eight new stores.

         Operating income as a percentage of sales increased from 8.8% for 1994 to 9.0% for 1995 as a result of the items discussed above. Store opening and closure costs accounted for the largest change. Excluding the effect of such costs, operating income as a percentage of sales would have been 9.7% for 1994 and 9.5% for 1995.

         Net interest expense increased from $40.0 million for 1994 to $44.0 million for 1995. An increase in interest expense was due primarily to an increase in the accretion of discount on the ARI Senior Discount Debentures combined with interest related to the SRI 11% Series C Senior Subordinated Notes due 2003 (the "SRI Series C Senior Subordinated Notes") issued in the aggregate principal amount of $18.3 million during the second quarter of 1995. Interest income decreased during 1995 as compared to 1994 due to lower cash balances as a result of store expansion during 1995.

         1993 COMPARED TO 1994. Sales for 1993 and 1994 were $557.4 million and $581.5 million, respectively, representing an increase of $24.1 million or 4.3%. Comparable store sales were $525.2 and $541.7 million for 1993 and 1994, respectively, representing an increase of $16.5 million or 3.1%. The overall increase in sales was a result of an increase in comparable store sales combined with a net increase in sales from store openings and closings during 1994.

                                       9

         Gross profit as a percentage of sales was 31.0% and 31.4% of sales for 1993 and 1994, respectively. The increase in the gross profit percentage was due primarily to increased sales in the Company's private label apparel which generally has higher margins than brand name apparel.

         Selling, general and administrative expenses as a percentage of sales were 24.2% and 23.2% for 1993 and 1994, respectively. These decreases are due to the sale of accounts receivable to a trust pursuant to the Accounts Receivable Program which began during August 1993. Without giving effect to the Accounts Receivable Program, selling, general and administrative expenses would have increased from $147.4 million to $151.6 million for 1993 and 1994, respectively. These amounts as a percentage of sales would have decreased from 26.4% to 26.1% for 1993 and 1994, respectively. Such decrease was due to the Company's ability to effectively manage variable selling, general and administrative expenses. Advertising expenses as a percentage of sales for 1993 and 1994 were 4.0% and 3.8%, respectively, a decrease of 0.2%.

         Service charge income decreased from $20.0 million for 1993 to $8.5 million for 1994 due to the sale of accounts receivable pursuant to the Accounts Receivable Program. Without giving effect to the Accounts Receivable Program, 1994 service charge income would have increased $2.7 million from 1993 as a result of an increase in average accounts receivable balances due to the 4.3% increase in sales and the purchase of certain accounts receivable from Beall-Ladymon.

         Store opening and closure costs increased from $0.2 million for 1993 to $5.6 million for 1994. This increase was due to $5.2 million of expenses associated with the Store Closure Plan which were recorded during 1994.

         Operating income as a percentage of sales decreased from 10.3% for 1993 to 8.8% for 1994 as a result of the items discussed above. The $5.2 million provision associated with the Store Closure Plan recorded during 1994 (see Note 4 to the Consolidated Financial Statements) combined with the impact of the implementation of the Accounts Receivable Program in 1993 (see Note 2 to the Consolidated Financial Statements) represented the two largest changes.

         Net interest expense increased $3.6 million from $36.4 million for 1993 to $40.0 million for 1994. The increase in net interest expense is due to a full year of discount accretion in 1994 related to the ARI Senior Discount Debentures versus six months of accretion in 1993. Such increase was partially offset by a decrease in interest expense due to the purchase and retirement of $20.0 million of SRI 10% Senior Notes Due 2000 (the "SRI Senior Notes").

                                       10

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

                                             1994                                          1995
                         --------------------------------------------- ---------------------------------------------
                              Q1         Q2          Q3         Q4          Q1          Q2         Q3         Q4
                           ---------  ----------  ---------  ---------    --------   ---------  ---------  ---------

Net sales............... $ 128,073  $ 132,060   $ 134,939  $  186,391   $ 142,353  $ 154,578  $ 159,161  $  226,532
Gross profit............    39,856     39,163      41,110      62,675      46,283     46,555     48,659      72,780
Operating income........    11,943     10,576      10,029      18,409      14,835     11,074      9,724      25,853
Quarters' operating
  income as a percent
  of annual.............        23%        21%         20%         36%         24%        18%        16%         42%
Income (loss) before
  extraordinary item.... $   1,197  $     463   $      52  $    4,918   $   2,438  $     221  $    (899) $    8,970
Net income (loss).......       871        463          90       4,898       2,438        221       (899)      8,970
Earnings (loss) per
  share before
  extraordinary item....      0.09       0.03          --        0.38        0.18       0.02      (0.07)       0.67
Earnings (loss) per
  share.................      0.07       0.03          --        0.38        0.18       0.02      (0.07)       0.67


         The Company does not believe that inflation had a material effect on its results of operations during the past two years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

LIQUIDITY AND CAPITAL RESOURCES

         ARI is dependent on the cash flow of SRI and its subsidiaries in order to meet its debt service obligations. Management believes that ARI will receive sufficient distributions from SRI to enable it to service the cash interest payments on the ARI Senior Discount Debentures when they become due; however, there can be no assurance that such distributions will be adequate to satisfy either the cash interest on, or the repayment of such debt.

         The Refinancing eliminated certain SRI high cost debt and all of its outstanding preferred stock. At February 3, 1996, the Company's consolidated long-term debt included $130.0 million of SRI Senior Notes, $118.3 million of SRI Senior Subordinated Notes (as defined below), $149.1 million face amount of ARI Senior Discount Debentures, $2.0 million of indebtedness under industrial development revenue bonds and certain other debt of its subsidiaries. Management estimates the market value of all ARI and subsidiaries' debt to be $352.3 million at February 3, 1996. See Note 5 to the Consolidated Financial Statements.

         Working capital was $148.2 million and $170.1 million at January 28, 1995 and February 3, 1996, respectively. The increase in working capital during 1995 was a result of the issuance of the SRI Series C Senior Subordinated Notes together with an increase in working capital generated by operations. Such increases were partially offset by capital expenditures primarily related to the sixty-eight new store openings and store remodelings.

         Significant changes within working capital included cash, accounts receivable and merchandise inventories. The increase in merchandise inventories and the decrease in cash was due primarily due to capital expenditures and working capital needs related to the sixty-eight store openings. Accounts receivable decreased $4.6 million during 1995 as a result of the issuance of $25.0 million of term certificates under the Accounts Receivable Program which was partially offset by an increase in accounts receivable resulting from the 17.4% increase in sales.

                                       11

       The Company's primary capital requirements are for working capital (including interest payments on debt), capital expenditures and principal payments on debt. Based upon the current capital structure, management anticipates interest payments to be comparable to the 1995 level during the next two fiscal years adjusting for the borrowings issued in 1995. Generally, capital expenditures are for new store openings, remodeling of existing stores and customary store maintenance. Capital expenditures increased during from $19.7 million during 1994 to $28.9 million during 1995 as a result of opening sixty-eight new stores during 1995 compared to ten new stores during 1994. Management expects capital expenditures to be comparable to the 1995 level during the next two fiscal years due in part to increased store maintenance and renovations at the corporate headquarters. Aggregate principal payments on debt total $2.4 million during the next two fiscal years.

         The Company's short-term liquidity needs are provided by (i) existing cash balances, (ii) operating cash flows, (iii) the Accounts Receivable Program which provides a source of funds from the sale of accounts receivable to a trust and (iv) the Revolving Credit Agreement (as defined below). Long-term liquidity needs traditionally have been raised through the private placement of debt.

         Pursuant to the Accounts Receivable Program, the Company sells, on a daily basis, all of the accounts receivable generated by the holders of the Company's private label credit card accounts to its wholly-owned subsidiary, SRI Receivables Purchase Co., Inc. ("SRPC"). SRPC is a separate limited-purpose subsidiary that is operated in a fashion intended to ensure that its assets and liabilities are distinct from those of the Company and its other affiliates as SRPC's creditors have a claim on its assets prior to becoming available to any creditor of the Company. SRPC sells, on a daily basis, the accounts receivable purchased from the Company to a master trust (the "Trust") in exchange for cash or a certificate representing an undivided interest in the Trust. Since its inception, the Trust has issued $165.0 million of term certificates and a $40.0 million revolving certificate representing undivided interests in the Trust. The holder of the revolving certificate agreed to purchase interests in the Trust equal to the amount of accounts receivable in the Trust above the level required to support the term certificates and the transferor's retained interest (currently $204.1 million), up to a maximum of $40.0 million. If receivable balances in the Trust fall below the level required to support the term certificates and revolving certificates, certain principal collections may be retained in the Trust until such time as the receivable balances exceed the certificates then outstanding and the required transferor's interest. The Trust may issue additional series of certificates from time to time. Terms of any future series will be determined at the time of issuance.

         The Company has a revolving credit agreement with a bank (the "Credit Agreement") under which it may draw up to $25.0 million. Of this amount, $15.0 million may be used to support letters of credit. As of February 3, 1996, $8.4 million of the total commitment was used to collateralize letters of credit resulting in available funds of $16.6 million. The Company also has a separate agreement with the bank under which it may borrow an additional $10.0 million for seasonal working capital needs (the "Seasonal Credit Agreement" and together with the Credit Agreement, the "Revolving Credit Agreement"). Funds are available under the Seasonal Credit Agreement from August 15 through January 15 of each calendar year (the "Seasonal Period"). The Revolving Credit Agreement is available through February 3, 1998. During 1995, the availability under the Credit Agreement was never less than $4.5 million. During the Seasonal Period, the availability under the Revolving Credit Agreement was never less than $11.5 million.

         During the second quarter of 1995, SRI issued $18.3 million in aggregate principal amount of Series C Senior Subordinated Notes which were subsequently exchanged for 11% Series D Senior Subordinated Notes due 2003 (the "Series D Senior Subordinated Notes"). The form and terms of the Series D Senior Subordinated Notes are the same as the form and terms of the Series C Senior Subordinated Notes except that the Series D Senior Subordinated Notes are registered under the Securities Act of 1933 and, therefore, are public securities that do not bear legends restricting their transfer. Such notes were issued at a discount of $1.8 million and bear interest at 11% payable semi-annually on February 15 and August 15 of each year. Substantially all of such proceeds were used for new store openings and other general corporate purposes. The SRI Series D Senior Subordinated Notes rank pari passu with the existing 11% SRI Series B Senior Subordinated Notes due 2003 (collectively, the "SRI Senior Subordinated Notes"). No Series C Senior Subordinated Notes remain outstanding.
                                       12

         Management believes that funds provided by operations, together with funds available under the Credit Agreement, the Seasonal Credit Agreement and the Accounts Receivable Program will be adequate to meet the Company's anticipated requirements for working capital (at its projected growth rates), interest payments, planned capital expenditures and principal payments on debt. Estimates as to working capital needs and other expenditures may be materially affected if the foregoing sources are not available or if the current growth forecasts are not met.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See "Index to Financial Statements and Schedules" included on page 28 for information required under this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.
                                       13

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         The following sets forth certain information with respect to the directors and executive officers of the Company. Pursuant to an equity stock purchase agreement (the "Equity Purchase Agreement"), the Company, Bain Venture Capital ("Bain"), certain affiliates of Bain, Citicorp Venture Capital Ltd. ("Citicorp"), Acadia Partners, L.P. ("Acadia") and certain other stockholders have agreed that until certain designated events occur, such parties will vote for Bain's nominee to the Board of Directors, and that so long as Acadia and its affiliates hold at least 5% of the outstanding Common Stock, such parties will vote for one Acadia nominee to the Board of Directors. Certain affiliates of Bain, an affiliate of Citicorp, Acadia and certain of Acadia's affiliates are stockholders. See Item 12 - "Security Ownership of Certain Beneficial Owners and Management". The current Bain nominees serving on the Board of Directors are Joshua Bekenstein and Adam Kirsch. The current Acadia nominee serving on the Board of Directors is Peter Mulvihill.


           NAME                 AGE                     POSITION
- ----------------------------  --------  ---------------------------------------------------
Bernard Fuchs (1)               69      Chairman of the Company
Joshua Bekenstein (1)           37      Director
Carl Tooker                     48      Director, President and Chief Executive Officer
Mark Shulman                    47      Executive Vice President/Chief Merchandising Officer
James Marcum                    36      Executive Vice President/Chief Financial Officer
Stephen Lovell                  40      Executive Vice President/Director of Stores
Jerry Ivie                      63      Senior Vice President, Secretary and Treasurer
Ron Lucas                       48      SRI Senior Vice President/Human Resources
Adam Kirsch (2)                 34      Director, Vice President and Assistant Secretary
Peter Mulvihill (2)             36      Director
Lasker Meyer                    70      Director


- ------------
(1)  Member of Compensation Committee

(2)  Member of Audit Committee


         Mr. Fuchs has been involved in retailing since 1944. He began his career with Grayson shops of California and subsequently served as Executive Vice President and Chief Operating Officer of S. Klein in New York from 1960 through 1967. He came to Palais Royal as Executive Vice President and Chief Operating Officer in 1967 and became President and Chief Executive Officer in 1979. Mr. Fuchs was Chairman and Chief Executive Officer of the Company from December 1988 until July 1994 when Mr. Tooker was appointed Chief Executive Officer. Mr. Fuchs continues to serve as Chairman of the Company.

         Mr. Bekenstein has been a director since December 1988 and was elected Vice Chairman and Chief Financial Officer of the Company in May 1992. Mr. Bekenstein was Vice Chairman and Chief Financial Officer of the Company from May 1992 until June 1995 when Mr. Marcum was appointed Chief Financial Officer. During March 1996, Mr. Bekenstein resigned as Vice Chairman of the Company. Mr. Bekenstein continues to serve as a director. Mr. Bekenstein has been a Managing Director of Bain Capital, Inc. ("Bain Capital") since May 1993 and a General Partner of Bain Capital since its inception in 1987. Mr. Bekenstein also currently serves on the Board of Directors of Waters Corporation.

         Mr. Tooker joined the Company as a Director, President and Chief Operating Officer on July 1, 1993 and, effective July 1, 1994, Mr. Tooker was appointed Chief Executive Officer. Mr. Tooker has twenty-four years of experience in the retail industry, eighteen of which were spent with the May Company where he served as Chairman and Chief Operating Officer of Filene's of Boston from 1988 to 1990. In 1990, Mr. Tooker joined Rich's, a division of Federated Department Stores, Inc., as President and Chief Operating Officer, and in 1991 Mr. Tooker was promoted to Rich's Chief Executive Officer.

         Mr. Shulman joined the Company in January 1994 as Executive Vice President and Chief Merchandising Officer with twenty-four years of retailing experience. Prior to joining the Company, Mr. Shulman held varying positions with Bloomingdales, Rikes and I. Magnin, all of which are divisions of Federated Department Stores, Inc. Since 1985, Mr. Shulman has served as President of Ann Taylor (Allied Stores), Henri Bendel (The Limited), Bon Jour and most recently, Leslie Fay.

         Mr. Marcum joined the Company in June 1995 as Executive Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Marcum served as Treasurer of the Melville Corporation from 1986 to 1989, Vice President and Controller of Marshalls, Inc., a division of the Melville Corporation, from 1989-1990 and most recently as Senior Vice President and Chief Financial Officer of Marshalls, Inc.

         Mr. Lovell joined the Company in June 1995 as Executive Vice President and Director of Stores. Prior to joining the Company, Mr. Lovell spent fifteen years with Hit or Miss, a division of TJX Companies. Mr. Lovell's first position with Hit or Miss was Store Manager. He served as a District Manager, Regional Manager, Territorial Vice President and since January 1987, Senior Vice President and Director of Stores.

         Mr. Ivie has served as Senior Vice President, Secretary and Treasurer since December 1988 and was with Palais Royal since 1976. Mr. Ivie previously spent fifteen years in the finance department of Burdine's, a division of Federated Department Stores.

         Mr. Lucas joined SRI in July 1995 as Senior Vice President, Human Resources. Prior to joining the Company, Mr. Lucas served as Vice President, Human Resources at two different divisions of Limited, Inc., the Limited Stores Division and Lane Bryant. Previously, he spent seventeen years at the Venture Stores Division of May Co. ending as Vice President, Organization Development.

         Mr. Kirsch has been a Managing Director of Bain Capital since May 1993 and a General Partner of Bain since 1990 and was an Associate and Principal of Bain Capital from 1987 to 1990. Mr. Kirsch also currently serves as a director of Brookstone, Inc., Duane Reade Holding Corp., Dade Holdings, Inc. and the Wesley-Jessen Corporation.

         Mr. Mulvihill has been a director since December 1988. Mr. Mulvihill has served as a Managing Director of Oak Hill Partners, Inc. ("Oak Hill" the management company for Acadia) since 1993. From 1987 to 1993, Mr. Mulvihill worked for and was associated with Rosecliff Inc. ("Rosecliff", the predecessor of Oak Hill). Prior to joining Rosecliff, Mr. Mulvihill was an investment banker with Drexel Burnham Lambert Incorporated in the corporate finance division from 1985 to 1987. Mr. Mulvihill also serves as a director of Harvest Foods, Inc., an Arkansas based grocery chain.

         Mr. Meyer served as Vice-Chairman and Chief Merchandising Officer from May 1989 until he retired in December 1993. Mr. Meyer has been a director since 1988 and continues to serve as a director. Mr. Meyer was with Foley's from 1959 until 1987, when he retired from his position as Chairman and Chief Executive Officer. From 1987 until May 1989, Mr. Meyer was an officer and director of Spoetzel Brewery, Inc.

ITEM 11.          EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

         THE FOLLOWING SUMMARIZES THE PRINCIPAL COMPONENTS OF COMPENSATION FOR THE COMPANY'S CHIEF EXECUTIVE OFFICER AND THE FOUR HIGHEST COMPENSATED EXECUTIVE OFFICERS. SECTIONS OMITTED ARE NOT APPLICABLE.

                                                                                           LONG-TERM
                                                                                            COMPEN-
                                                                                             SATION
                                                                                          -------------
                                                          ANNUAL COMPENSATION                AWARDS
                                                    ---------------------------------     -------------
                                                                            OTHER
                                                                            ANNUAL         SECURITIES
                                                                           COMPEN-         UNDERLYING    ALL OTHER
                                           FISCAL    SALARY      BONUS      SATION          OPTIONS/       COMP.
NAME AND PRINCIPAL POSITION                 YEAR       ($)        ($)        ($)            SARS (#)      ($) (1)
- ------------------------------------------ -------- ---------- ---------- -----------     ------------- ------------
Bernard Fuchs,                              1995      437,500     28,870     189,375 (2)            --          252
     Chairman                               1994      450,000     65,265      35,625 (3)            --        1,260
                                            1993      450,000     59,200   3,713,000 (4)       197,000        1,260

Carl Tooker,                                1995      538,416     43,305      67,600 (5)            --           87
     President and                          1994      468,750     56,128      67,600 (5)        50,000          174
     Chief Executive Officer                1993      247,916     75,000     132,116 (6)       200,000           --

Mark Shulman,                               1995      302,082     75,000       9,600 (7)        15,000          783
     Executive Vice President and           1994      276,614     41,250     393,984 (8)       100,000          160
     Chief Merchandising Officer            1993           --         --          --                --           --

James Marcum,                               1995      183,333     55,000     184,722 (9)       100,000          173
     Executive Vice President and           1994           --         --          --                --           --
     Chief Financial Officer                1993           --         --          --                --           --

Stephen Lovell,                             1995      183,333     55,000     173,535 (10)       75,000          268
     Executive Vice President and           1994           --         --          --                --           --
     Director of Stores                     1993           --         --          --                --           --

- ------------
(1)      Amounts for 1995 reflect premiums paid for life insurance coverage.

(2) Amount shown reflects a distribution related to options vested of $35,625 (see Note 7 to the Consolidated Financial Statements) and the value realized upon the exercise of options for Common Stock of $153,750. Value realized is based upon the fair market value of the stock at the exercise date minus the exercise price.

(3)      Amount shown  reflects a  distribution  related to options  vested (see
         Note 7 to the Consolidated Financial Statements).

(4) Amount shown reflects the value realized upon the exercise of options for Common Stock. Value realized is based upon the fair market value of the stock at the exercise date minus the exercise price.

(5) Amount shown reflects a distribution related to options vested of $38,000 (see Note 7 to the Consolidated Financial Statements) and housing and automobile allowances of $29,600 paid to Mr. Tooker during 1994 and 1995.

(6) Amount shown reflects moving expenses of $114,861 and housing and automobile allowances of $17,255 paid to Mr. Tooker during 1993.

(7) Amount shown reflects housing and automobile allowances paid to Mr. Shulman during 1995.

(8) Amount shown reflects moving expenses of $385,184 and housing and automobile allowances of $8,800 paid to Mr. Shulman during 1994.

(9)      Amount shown reflects moving expenses paid to Mr. Marcum during 1995.

(10) Amount shown reflects moving expenses of $167,935 and housing and automobile allowances of $5,600 paid to Mr. Lovell during 1995.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

         THE FOLLOWING DISCLOSES OPTIONS GRANTED DURING 1995 FOR THE NAMED EXECUTIVE OFFICERS IN THE COMPENSATION TABLE ABOVE.

                                                                                    Potential Realizable Value at
                                                                                    Assumed Annual Rates of Stock
                                            Individual Grants                     Price Appreciation For Option Term
                           ----------------------------------------------------  ------------------------------------
                            Number of      %of Total
                            Securities     Options/
                            Underlying       SARs
                             Options/     Granted to                                0%           5%         10%
                              SAR's        Employees   Exercise                  Annual         Annual     Annual
                             Granted(#)    in Fiscal    or Base     Expiration    Growth        Growth     Growth
Name                           (1)         Year (%)     Price($)       Date       Rate ($)      Rate ($)   Rate ($)
- -------------------------  -------------  ------------  ---------  ------------  ----------  ------------ -----------
Mark Shulman............        15,000        3.5       $2.88        6/10/05            --       27,000      68,850
James Marcum............       100,000       23.2        2.88        6/01/05            --      180,000     459,000
Stephen Lovell..........        75,000       17.4        2.88        6/01/05            --      135,000     344,250

                                       17

- --------------------
(1) All of such options were granted under the Company's Third Amended and Restated Stock Option Plan (the "Stock Option Plan"). The options granted under the Stock Option Plan are subject to vesting and repurchase provisions upon termination of employment. See Note 7 to the Consolidated Financial Statements.


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION/SAR VALUES

         THE FOLLOWING SUMMARIZES EXERCISES OF STOCK OPTIONS (GRANTED IN PRIOR YEARS) BY THE HIGHEST PAID EXECUTIVE OFFICERS IN THE PAST YEAR, AS WELL AS THE NUMBER AND VALUE OF ALL UNEXERCISED OPTIONS HELD BY THE NAMED OFFICERS AT THE END OF 1995.

                                                                          Number of
                                                                         Securities
                                                                         Underlying            Value of Unexercised
                                                                         Unexercised               In-the-Money
                                                                       Options/SARs at           Options/SARs at
                                                                         FY-End (#)               FY-End ($)(2)
                                                                     --------------------     -----------------------
                             Shares
                          Acquired on          Value Realized           Exercisable/               Exercisable/
        Name              Exercise (#)             ($)(1)               Unexercisable             Unexercisable
 -------------------     ---------------      ------------------     --------------------     -----------------------
 Bernard Fuchs                 84,400                 153,750         46,900  /  65,700        210,540  /  264,120
 Carl Tooker                       --                      --         90,000  / 160,000        420,000  /  702,000
 Mark Shulman                      --                      --         40,000  /  75,000        114,000  /  202,800
 James Marcum                      --                      --             --  / 100,000             --  /  212,000
 Stephen Lovell                    --                      --             --  /  75,000             --  /  159,000

- --------------------
(1) Value realized is based upon the fair market value of the stock at the exercise date minus the exercise price. Fair market value is determined in good faith by the Board of Directors and is based upon the historical and projected financial performance of the Company.

(2) Value is based upon the fair market value of the stock as of February 3, 1996 minus the exercise price.

COMPENSATION OF DIRECTORS

         During 1995, Mr. Meyer received cash compensation of $25,000 for services rendered as a director. No other director received compensation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The current members of the Compensation Committee are Mr. Fuchs and Mr. Bekenstein, who served in such capacities during the last fiscal year. Each member of the Compensation Committee abstains from voting on matters relating directly to such member's compensation as an executive officer. Both Mr. Fuchs and Mr. Bekenstein are executive officers and have served in such capacities during the last fiscal year. Mr. Bekenstein is a Managing Director of Bain Capital, an affiliate of a principal stockholder. See Item 13 - "Certain Relationships and Related Transactions" for a description of certain transactions between Mr. Fuchs and the Company and Bain and the Company.

MANAGEMENT AGREEMENTS

         The Company, Bain and certain of its affiliates, Citicorp Venture Capital ("CVC") and Bernard Fuchs entered into a management agreement (the "Fuchs Management Agreement"), dated as of May 26, 1989 and amended effective February 1, 1993, pursuant to which (i) the Company employs Mr. Fuchs as an executive officer and (ii) Mr. Fuchs purchased from Bain and certain of its affiliates, and an affiliate of CVC, in the aggregate, 293,750 shares of Common Stock for $0.09 per share and 250 shares of the SRI Senior Preferred Stock for $1,000 per share (subsequently redeemed in connection with the Refinancing). The Fuchs Management Agreement provides that transfers of Common Stock by Mr. Fuchs are subject to certain rights of first offer and refusal of the Company and the other parties to the Fuchs Management Agreement.

         Pursuant to the Fuchs Management Agreement, Mr. Fuchs served as Chairman of the Board and Chief Executive Officer until July 1, 1994 when Mr. Tooker was appointed Chief Executive Officer. Mr. Fuchs will continue as Chairman. The Fuchs Management Agreement, as amended, provides for a base salary plus an annual incentive bonus based on an increase in the Company's pretax income (excluding any increase or decrease in pretax income attributable to any financial restructuring) as compared to the fiscal year in which the Company recorded its highest pretax income prior to the fiscal year for which the bonus is being paid. The incentive bonus is applicable to fiscal years 1993 through 1998. Mr. Fuchs may also be awarded discretionary bonuses by the Company's Compensation Committee elected by the Board of Directors. The Fuchs Management Agreement generally restricts Mr. Fuchs from competing with the Company or its subsidiaries for a period of 24 months after his termination, except for termination without cause. Mr. Fuchs' base salary for the next three fiscal years shall be $300,000, $200,000 and $100,000, respectively.

         In connection with the February 1993 amendment to the Fuchs Management Agreement, the Company also entered into a stock option agreement with Mr. Fuchs providing for the grant of options to acquire up to 150,000 shares of SRI common stock at an original purchase price of $5.00 per share. Such options are subject to vesting and repurchase restrictions. In connection with the formation of ARI, such options were converted into options to acquire shares of Common Stock at a price of $0.10 per share and the right to receive payments equaling $0.95 per option share ratably over a vesting schedule.

         On July 1, 1993, the Company and Carl Tooker entered into an employment agreement (the "Tooker Management Agreement") providing for Mr. Tooker's employment as Director, President and Chief Operating Officer. As discussed above, Mr. Tooker was appointed Chief Executive Officer effective July 1, 1994. The Tooker Management Agreement provides for an initial base salary of $425,000 plus an annual incentive bonus based on an increase in the Company's pretax income (excluding any increase or decrease in pretax income attributable to any financial restructuring) as compared to the fiscal year in which the Company recorded its highest pretax income prior to the fiscal year for which the bonus is being paid. The Tooker Management Agreement also provided for an initial grant of options to purchase 200,000 shares of SRI common stock at $5.00 per share, subsequently converted into options to acquire shares of Common Stock as described above for Mr. Fuchs. Pursuant to Mr. Tooker's appointment to CEO, he was awarded additional options to purchase 50,000 shares of ARI common stock with an exercise price of $2.15 and his annual salary was increased to $500,000. Such options and the related Common Stock are subject to vesting and repurchase restrictions. Mr. Tooker's current annual salary is $600,000.

         On January 31, 1994, the Company and Mark Shulman entered into an employment agreement (the "Shulman Employment Agreement") providing for Mr. Shulman's employment as Executive Vice President and Chief Merchandising Officer. The Shulman Employment Agreement provides for an initial base salary of $275,000 plus an annual incentive bonus based on actual versus planned gross profit. The Shulman Employment Agreement also provides for an initial grant of options to purchase 100,000 shares of Common Stock with an exercise price of $2.15 per share. Such options and the related Common Stock are subject to vesting and repurchase requirements. Mr. Shulman's current annual salary is $350,000.

         On June 1, 1995, the Company and James Marcum entered into an employment agreement (the "Marcum Employment Agreement") providing for Mr. Marcum's employment as Executive Vice President and Chief Financial Officer. The Marcum Employment Agreement provides for an initial base salary of $275,000 plus an annual incentive bonus based on the Company's actual versus planned pretax income. The Marcum Employment Agreement also provides for an initial grant of options to purchase 100,000 shares of Common Stock with an exercise price of $2.88 per share. Such options and the related Common Stock are subject to vesting and repurchase requirements.

         On June 1, 1995, the Company and Steven Lovell entered into an employment agreement (the "Lovell Employment Agreement") providing for Mr. Lovell's employment as Executive Vice President and Director of Stores. The Lovell Employment Agreement provides for an initial base salary of $275,000 plus an annual incentive bonus based on the Company's actual versus planned pretax income. The Lovell Employment Agreement also provides for an initial grant of options to purchase 75,000 shares of Common Stock with an exercise price of $2.88 per share. Such options and the related Common Stock are subject to vesting and repurchase requirements.

         On July 24, 1995, the Company and Ron Lucas entered into an employment agreement (the "Lucas Employment Agreement") providing for Mr. Lucas' employment as SRI Senior Vice President, Human Resources. The Lucas Employment Agreement provides for an initial base salary of $175,000 plus an annual incentive bonus based on the Company's actual versus planned pretax income. The Lucas Employment Agreement also provides for an initial grant of options to purchase 40,000 shares of Common Stock with an exercise price of $2.88 per share. Such options and the related Common Stock are subject to vesting and repurchase requirements.

         The Company, Bain and certain of its affiliates and CVC also entered into management agreements with certain other officers, pursuant to which such officers purchased from either Bain and certain of its affiliates, an affiliate of CVC or the Company, shares of Common Stock and Senior Preferred Stock (subsequently redeemed in connection with the Refinancing). The shares of common stock acquired pursuant to such management agreements ("Executive Stock") are subject to certain vesting provisions in addition to restrictions on transfer and repurchase options. The management agreements give the Company, or if the Company does not exercise its repurchase right, Bain and certain of its affiliates, CVC and Acadia, the right to repurchase all or a portion of such Executive Stock upon termination of the officer's employment. The repurchase price upon termination is the lower of the fair market value or the original cost to the officer for unvested Executive Stock and the fair market value for vested Executive Stock. Executive Stock vests 40% two years from the date of issue and in 20% annual increments thereafter.

         If the Board of Directors and the holders of a majority of the Common Stock then outstanding approve the sale of the Company to an independent third party (whether by merger, consolidation, sale of all or substantially all of the outstanding capital stock), the holders of Executive Stock are required to consent and raise no objections against such transaction. Additionally, holders of Executive Stock are required to agree to sell all of their Executive Stock and rights to acquire Common Stock issued pursuant to the Stock Option Plan (as defined herein) if the transaction is structured as a sale of stock. The Company has the right to redeem the Executive Stock held by any holder who fails to comply with these provisions.

COMPANY RETIREMENT PLAN

         The Specialty Retailers, Inc. Restated Retirement Plan (the "Company Retirement Plan") is a qualified defined benefit plan. Benefits under the Company Retirement Plan are administered through a trust arrangement providing benefits in the form of monthly payments or a single lump sum payment. The Company Retirement Plan covers substantially all employees who have completed one year of service with 1,000 hours of service. The Company Retirement Plan is administered by the retirement plan committee (the "Committee"), and its three to five members are appointed by the Company. All determinations of the Committee are made in accordance with the provisions of the Company Retirement Plan in a uniform and nondiscriminatory manner.

         Generally, a participant is eligible for a benefit on his/her normal retirement date, which is the later of age 65 or the fifth anniversary of the date of hire. A participant may elect an early retirement benefit if he/she is at least 55 years old, has 10 Years of Service (as defined below) and retires from active employment with the Company. Early retirement benefits are reduced according to a formula established in the Company Retirement Plan based upon each full month that the participant's age is less than 65 on the date the payments commence. If a participant who is vested terminates employment, he/she is entitled to a deferred benefit payable at his/her normal retirement date or an earlier date, if requested, but not before age 55.

         The amount of a participant's retirement benefit is based on each Year of Credited Service (as defined below) and on his/her earnings for that year. The individual yearly benefits are then totaled to determine the annual benefit at age 65. A participant's accrued benefits in the superseded plans are determined in accordance with the terms of those plans except as modified by the terms of the Company Retirement Plan. The annual amount of a participant's normal retirement benefit is derived, subject to certain limitations, by adding
(i) 1% of earnings up to $30,600 plus 1 1/2% of the excess of such earnings over $30,600 for each Year of Credited Service earned on or after July 1, 1989 through December 31, 1991 (ii) 1% of earnings up to $31,800 plus 1 1/2% of the excess of such earnings over $31,800 for each year of credited service earned after December 31, 1991 (iii) 1% of earnings up to $42,500 plus 1 1/2% of the excess of such earnings over $42,500 for each year of credited service earned after December 31, 1994 and (iv) accrued benefits, determined in accordance with the terms of the Company Retirement Plan under any superseded plan. The normal retirement benefit formula produces an annual benefit which is paid to the participant in equal monthly installments. The standard form of payment for a single participant is a monthly benefit payable for the participant's life only. The standard form of payment for a married participant is a 50% Joint and Survivor benefit, which provides a reduced monthly benefit to the participant during his/her lifetime, and 50% of that benefit to the participant's spouse for his/her lifetime in the event of the participant's death. Other forms of payment are also provided, including lump sum payouts, but they require participant election. In addition, the Retirement Plan Committee may elect to pay the benefit equivalent of a benefit payable at normal retirement date in the form of a lump sum payment, if the lump sum payment does not exceed $3,500.

         Any participant who is credited with 1,000 or more hours of service in a calendar year receives a "Year of Service". Years of Service determine a participant's eligibility for benefits under the Company Retirement Plan, and the percentage vested in those benefits. After five Years of Service, a participant is 100% vested. Participants in any superseded plan earn Years of Service and Years of Credited Service pursuant to slightly different criteria for plan years beginning prior to January 1, 1990.

         The Company Retirement Plan is funded entirely by Company contributions which are held by a trustee for the exclusive benefit of the participants. The Company has voluntarily agreed to contribute the amounts necessary to provide the assets required to meet the future benefits payable to Company Retirement Plan participants. Under the Company Retirement Plan, contributions are not specifically allocated to individual participants. Although the Company intends to continue the Company Retirement Plan indefinitely, it can terminate the plan at any time, upon which all participants will become 100% vested in any benefit accrued to the extent funds are available in trust. In this event, assets will be allocated to benefit categories in the order specified in the Company Retirement Plan.

         As of February 3, 1996, the estimated annual benefits payable upon retirement at normal retirement age subject to certain adjustments permitted by applicable federal law, for individuals named in the cash compensation table above would be as follows: Mr. Fuchs-$0; Mr. Tooker-$42,205; Mr. Shulman-$41,658; Mr. Marcum $61,320; Mr. Lovell $53,064 No amounts were paid or distributed during 1995 pursuant to the Company Retirement Plan to any of the individuals named or included in the group in the cash compensation table above.

COMPANY DEFERRED COMPENSATION PLAN

         On February 26, 1996 and effective April 1, 1996, the Company adopted the Specialty Retailers, Inc. Deferred Compensation Plan (the "Deferred Compensation Plan") that provides officers of the Company with the opportunity to participate in an unfunded, deferred compensation program that is not qualified under the Internal Revenue Code of 1986, as amended (the "Code"). Generally, the Code and the Employee Retirement Income Security Act of 1974, as amended, restrict contributions to a 401(k) plan by highly compensated employees. The Deferred Compensation Plan is intended to allow officers to defer income at the same rates as those employees not restricted by such regulations. Under the Deferred Compensation Plan, participants may defer up to 15% of their salary and bonus (not otherwise covered by the Company's 401(k) plan) and earn a rate of return based on select indices chosen by each participant. The Company may, but is not obligated to, establish a grantor trust for the purpose of holding assets to provide benefits to the participants. The Company will match 25% of the first 6% of each participant's contributions to the Deferred Compensation Plan not otherwise covered by the Company's 401(k) plan. Company contributions vest over five years of service.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         ARI's authorized equity consists of Common Stock and Class B Common Stock. Except as otherwise described herein, all shares of Common Stock and Class B Common Stock are identical and entitle the holders thereof to the same rights and privileges (except as described below). Holders of Class B Common Stock may elect at any time to convert any or all of such shares into Common Stock, on a share-for-share basis, to the extent the holder thereof is not prohibited from owning additional voting securities by virtue of regulatory restrictions. The holders of Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Except as required by law, holders of Class B Common Stock do not have the right to vote on any matters to be voted upon by the stockholders. As of March 6, 1996, 1,468,750 shares of Class B Common Stock were outstanding, 1,320,198 of which is owned by Court Square Capital Limited (see note (3) to ownership table below). Except as described in note (3) below, the percentage of shares of Common Stock is calculated assuming no Class B Common Stock is converted.

         The table below sets forth certain information regarding ownership of Common Stock as of March 6, 1996 assuming exercise of options exercisable within sixty days of such date by (i) each person or entity who owns of record or beneficially 5% or more of the Common Stock, (ii) each director and named executive officer and (iii) all executive officers and directors as a group. Each of such stockholders is assumed to have sole voting and investment power as to the shares shown. Known exceptions are noted.

                                                                                                PERCENTAGE OF
                                                                            NUMBER OF SHARES      SHARES OF
                                                                                   OF              COMMON
NAME                                                                          COMMON STOCK        STOCK (7)
- ----                                                                          ------------        ---------
Joshua Bekenstein (5).................................................          5,363,143           45.7%
Adam Kirsch (5).......................................................          5,340,645           45.5%
Bain Capital and the Tyler Entities (1)...............................          5,291,911           45.1%
Acadia Partners, L.P. (2).............................................          3,515,466           30.0%
Bernard Fuchs (4).....................................................          1,117,550            9.5%
Court Square Capital, Limited (3).....................................            390,667            3.3%
Carl Tooker (4).......................................................             99,800             --
Mark Shulman..........................................................             40,000             --
Jerry Ivie............................................................             33,970             --
Lasker Meyer .........................................................             12,925             --
Steve Lovell .........................................................                 --             --
James Marcum .........................................................                 --             --
Peter Mulvihill (6)...................................................                 --             --
All executive officers and directors as a group
(10 Persons) (4)......................................................          6,720,822           57.3%

- ------------
(1) The Tyler Entities include Tyler Capital Fund, L.P., Tyler Massachusetts, L.P., and Tyler International, L.P.-II. Such entities are managed by Bain. Bain is a California limited partnership with seven individuals serving as general partners, including Joshua Bekenstein and Adam Kirsch who are Directors of the Company. The address of Bain and the Tyler Entities is Bain Capital, Two Copley Place, Boston, Massachusetts 02116.

(2) Amounts shown represent shares held by the nominee of Acadia and shares held by FWHY-Coinvestment I Partners, L.P. ("FCP") and Oak Hill, both affiliates of Acadia. The address of Acadia and FCP is 201 Main Street, Fort Worth, Texas 76102. The address of Oak Hill is 65 East 55th Street, New York, New York 10022.

(3) Court Square Capital Limited, a Delaware corporation, is a direct wholly-owned subsidiary of Citicorp Banking Corporation, a Delaware corporation, which is a direct wholly-owned subsidiary of Citicorp, a Delaware corporation. Amount and percentage shown do not include 1,320,198 shares of non-voting Class B Common Stock owned by Court Square Capital Limited. Each share of non-voting Class B Common Stock is convertible, subject to substantial restrictions, into one share of Common Stock. Assuming full conversion of all shares of non-voting Class B Common Stock, Court Square Capital Limited would hold 13.2% of the then outstanding Common Stock. The address of Court Square Capital Limited is 399 Park Avenue, 6th Floor, New York, New York 10043.

(4) Amounts shown include shares of Common Stock that such persons or group could acquire upon the exercise of options exercisable within sixty days. Options for 669,300 shares of Common Stock were held by all executive officers and directors as a group (10 persons) of which 179,380 are exercisable within sixty days. Amount shown for Mr. Fuchs includes (i) 470,000 shares held by The Fuchs Family Limited Partnership for which Mr. Fuchs may be deemed to possess beneficial ownership and (ii) 46,900 options which are exercisable.

(5) Amounts shown include shares beneficially owned by Bain and the Tyler Entities. Mr. Bekenstein and Mr. Kirsch may be deemed to share voting and dispositive power as to all shares owned by Bain and the Tyler Entities.

(6) Mr. Mulvihill is a director and a managing director of the investment advisor to Acadia. In addition, Mr. Mulvihill holds indirectly a limited interest in Acadia and holds directly a limited interest in Oak Hill. However, he does not hold or share voting or dispositive power as to shares beneficially owned by Acadia or Oak Hill.

(7)      No percentage of class is shown for holdings less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT

         The Company's corporate headquarters in Houston and the land and buildings in which six Palais Royal stores are located are leased from PR Investments, Ltd., a partnership in which Mr. Fuchs, his wife and certain former owners of Palais Royal are general partners. The lease relating to the corporate headquarters is for a term of fifty years expiring in 2032 and includes an established minimum annual rent adjusted periodically for changes in the Consumer Price Index ("CPI"). Three of the Palais Royal store leases with PR Investments are for terms of twenty years expiring in the years 1999, 1999 and 2000, respectively. The remaining three Palais Royal store leases with PR Investments are for twenty-five year terms expiring in the years 2005, 2010 and 2010, respectively. All of the Palais Royal store leases with PR Investments provide the option to extend the term of the lease for two consecutive five year terms. One of the Palais Royal leases with PR Investments provides for the option to extend the term of the lease for an additional twenty years. In addition to an established minimum annual rent adjusted for changes in the CPI, the above described store leases include additional rent calculated at 4% of gross sales exceeding established levels per store. During 1995, the Company paid PR Investments an aggregate of $2.1 million under all leases described above. The Company believes that the terms of the leases with PR Investments are comparable to leases with unaffiliated third parties covering similar properties.

         During 1993, the Company entered into an employment agreement with its President and Chief Executive Officer. As part of this agreement, the Company agreed to purchase his former residence for $1.2 million and loaned $0.3 million to him. The loan is due October 2, 1996, subject to extension, and bears a market rate of interest.

         Executive officers and directors as a group (10 persons) presently own 1,244,831 shares of Common Stock and 669,300 options to purchase Common Stock (excluding shares beneficially owned by Bain and the Tyler Entities).

TRANSACTIONS WITH BAIN

         Pursuant to a professional service agreement, Bain received fees for professional services rendered and expense reimbursements in the amount of $0.8 million in 1995. The agreement provides for Bain to render financial, acquisition and management services and receive its usual and customary fees, based upon actual services rendered. The agreement is terminable at any time at the discretion of the Board of Directors.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) and (d) Financial Statements

                  see "Index to Financial Statements and Schedules" on Page 28.

         (b) Reports on Form 8-K

                  None.

         (c) Exhibits - See "Exhibit Index" at X-1.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 APPAREL RETAILERS, INC.

                 /s/ CARL TOOKER                    April 3, 1996
                 Carl Tooker
                 Director, President and
                 Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ BERNARD FUCHS          Director and Chairman               April 3, 1996
- -------------------------
Bernard Fuchs



/s/ JOSHUA BEKENSTEIN      Director                            April 3, 1996
- -------------------------
Joshua Bekenstein



/s/ CARL TOOKER            Director, President and             April 3, 1996
- -------------------------  Chief Executive Officer
Carl Tooker



/s/ JAMES MARCUM           Executive Vice President and        April 3, 1996
- -------------------------  Chief Financial Officer
James Marcum



/s/ ADAM KIRSCH            Director                            April 3, 1996
- -------------------------
Adam Kirsch



/s/ JERRY IVIE             Senior Vice President,              April 3, 1996
- -------------------------  Secretary and Treasurer
Jerry Ivie                 (Principal Accounting Officer)

                 INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                     PAGE
                                                                    NUMBER
                                                                    ------
FINANCIAL STATEMENTS

Report of Independent Accountants..................................  F-1
Consolidated Balance Sheet at January 28, 1995 and
  February 3, 1996.................................................  F-2
Consolidated Statement of Operations for the fiscal years
  1993, 1994 and 1995..............................................  F-3
Consolidated Statement of Cash Flows for the fiscal years
  1993, 1994 and 1995..............................................  F-4
Consolidated Statement of Stockholders' Deficit for the
  fiscal years 1993, 1994 and 1995.................................  F-6
Notes to Consolidated Financial Statements.........................  F-7

SCHEDULES

III   Condensed Financial Information of the Registrant............  S-1
VIII  Valuation Accounts...........................................  S-5

       All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Apparel Retailers, Inc.

         In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Apparel Retailers, Inc. and its subsidiaries at January 28, 1995 and February 3, 1996, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Houston, Texas
March 15, 1996
                                      F-1

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             APPAREL RETAILERS, INC.
                           CONSOLIDATED BALANCE SHEET
              (in thousands, except par value and number of shares)

                                                                                             January 28, 1995       February 3, 1996
                                                                                             ----------------       ----------------
                            ASSETS
Cash and cash equivalents ........................................................               $  28,593             $  20,273
Accounts receivable ..............................................................                  70,356                65,740
Merchandise inventories ..........................................................                 118,039               150,032
Restricted investments ...........................................................                     338                   438
Prepaid expenses and other current assets ........................................                  17,824                24,019
                                                                                                 ---------             ---------
      Total current assets .......................................................                 235,150               260,502

Property, equipment and leasehold improvements, net ..............................                  75,602                93,118
Goodwill, net ....................................................................                  31,865                30,876
Other assets .....................................................................                  27,113                27,837
                                                                                                 ---------             ---------
                                                                                                 $ 369,730             $ 412,333
                                                                                                 =========             =========
             LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable .................................................................               $  38,332             $  41,494
Accrued interest .................................................................                  11,372                12,327
Accrued employee compensation costs ..............................................                   8,907                 7,892
Accrued expenses and other current liabilities ...................................                  25,668                25,305
Accrued taxes, other than income taxes ...........................................                   2,642                 3,376
                                                                                                 ---------             ---------
      Total current liabilities ..................................................                  86,921                90,394

Long-term debt ...................................................................                 310,575               335,839
Related party debt ...............................................................                  39,200                44,200
Deferred income taxes ............................................................                     562                  --
Other long-term liabilities ......................................................                  13,665                14,214
                                                                                                 ---------             ---------
      Total liabilities ..........................................................                 450,923               484,647
                                                                                                 ---------             ---------
Preferred stock, par value $1.00, non-voting,
  2,500 shares authorized, no shares
  issued or outstanding ..........................................................                    --                    --
Common stock, par value $0.01, 15,000,000 shares
  authorized, 11,381,141 and 11,470,902 shares
  issued and outstanding, respectively ...........................................                     113                   115
Class B common stock, par value $0.01, non-voting,
  1,500,000 shares authorized, 1,468,750 shares
  issued and outstanding .........................................................                      15                    15
Additional paid-in capital .......................................................                   3,565                 3,793
Accumulated deficit ..............................................................                 (84,886)              (76,237)
                                                                                                 ---------             ---------
Stockholders' deficit ............................................................                 (81,193)              (72,314)
                                                                                                 ---------             ---------
Commitments and contingencies ....................................................                    --                    --
                                                                                                 ---------             ---------
                                                                                                 $ 369,730             $ 412,333
                                                                                                 =========             =========

         The accompanying notes are an integral part of this statement.

                             APPAREL RETAILERS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except earnings per share)

                                                                                                   Fiscal Year
                                                                              -----------------------------------------------------
                                                                                 1993                 1994                  1995
                                                                              ---------             ---------             ---------


Net sales ........................................................            $ 557,422             $ 581,463             $ 682,624
Cost of sales and related buying,
  occupancy and distribution expenses ............................             (384,843)             (398,659)             (468,347)
                                                                              ---------             ---------             ---------
Gross profit .....................................................              172,579               182,804               214,277

Selling, general and
  administrative expenses ........................................             (135,011)             (134,715)             (159,625)
Service charge income ............................................               20,003                 8,515                10,523
Store opening and closure costs ..................................                 (199)               (5,647)               (3,689)
                                                                              ---------             ---------             ---------
Operating income .................................................               57,372                50,957                61,486
                                                                              ---------             ---------             ---------
Interest income ..................................................                1,230                 1,684                   781
                                                                              ---------             ---------             ---------
Interest expense:
  Related party ..................................................               (6,038)               (2,902)               (4,355)
  Other ..........................................................              (29,985)              (37,118)              (38,555)
  Amortization of debt issue costs ...............................               (1,584)               (1,674)               (1,860)
                                                                              ---------             ---------             ---------
                                                                                (37,607)              (41,694)              (44,770)
                                                                              ---------             ---------             ---------
Income before income tax and
   extraordinary item ............................................               20,995                10,947                17,497
Income tax expense ...............................................               (7,569)               (4,317)               (6,767)
                                                                              ---------             ---------             ---------
Income before extraordinary item .................................               13,426                 6,630                10,730
Extraordinary item - early
  extinguishment of debt .........................................              (16,208)                 (308)                 --
                                                                              ---------             ---------             ---------
Net income (loss) ................................................            $  (2,782)            $   6,322             $  10,730
                                                                              =========             =========             =========
EARNINGS (LOSS) PER COMMON SHARE DATA:

Income before extraordinary item .................................            $  13,426             $   6,630             $  10,730
Dividends and accretion on mandatorily
  redeemable preferred stock .....................................               (2,297)                 --                    --
                                                                              ---------             ---------             ---------
Earnings before extraordinary item
  applicable to common stock .....................................            $  11,129             $   6,630             $  10,730
                                                                              =========             =========             =========
Earnings per common share before
  extraordinary item .............................................            $    0.85             $    0.50             $    0.81
Extraordinary item - early
  extinguishment of debt .........................................                (1.24)                (0.02)                 --
                                                                              ---------             ---------             ---------
Earnings (loss) per common share after
  extraordinary item .............................................            $   (0.39)            $    0.48             $    0.81
                                                                              =========             =========             =========
Weighted average common shares
  outstanding ....................................................               13,144                13,272                13,216
                                                                              =========             =========             =========

         The accompanying notes are an integral part of this statement.

                             APPAREL RETAILERS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                                                           Fiscal Year
                                                                                            ----------------------------------------
                                                                                               1993           1994           1995
                                                                                            ---------       --------       --------
 CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss) ..................................................................      $  (2,782)      $  6,322       $ 10,730
                                                                                            ---------       --------       --------
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization ....................................................          9,259          9,997         12,816
    Deferred income taxes ............................................................         (2,783)        (3,608)        (4,065)
    Accretion of discount ............................................................          5,796         12,286         13,940
    Amortization of debt issue costs .................................................          1,584          1,674          1,860
    Issuance of long-term debt in lieu of interest payment ...........................          1,214            282            147
    Loss on early extinguishment of debt .............................................         25,032            474           --
    Changes in operating assets and liabilities:
      Increase in accounts receivable ................................................        (18,822)        (5,378)       (20,206)
      Increase in merchandise inventories ............................................        (10,862)       (14,077)       (31,650)
      Increase in other assets .......................................................         (5,907)        (2,599)        (4,112)
      Increase (decrease) in accounts receivable sold ................................        147,100         (7,100)        25,000
      Increase in accounts payable and accrued liabilities ...........................          6,388         11,532          1,794
                                                                                            ---------       --------       --------
        Total adjustments ............................................................        157,999          3,483         (4,476)
                                                                                            ---------       --------       --------
      Net cash provided by operating activities ......................................        155,217          9,805          6,254
                                                                                            ---------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Decrease (increase) in restricted investments ......................................         (2,150)        10,812           (100)
  Acquisitions, net of cash acquired .................................................           --          (20,840)        (1,167)
  Payments to former Bealls and Palais Royal shareholders ............................           (252)          --             --
  Additions to property, equipment and leasehold improvements ........................         (8,503)       (19,706)       (28,638)
                                                                                            ---------       --------       --------
      Net cash used in investing activities ..........................................        (10,905)       (29,734)       (29,905)
                                                                                            ---------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from:
    Short-term debt ..................................................................         19,135           --             --
    Long-term debt ...................................................................        352,041           --           16,458
    Common stock .....................................................................            325             97             68
  Payments on:
    Working capital facility .........................................................         (1,000)          --             --
    Short-term debt ..................................................................        (24,992)          --             --
    Long-term debt ...................................................................       (337,254)       (10,442)          (266)
  Redemption of redeemable preferred stock ...........................................        (19,797)          --             --
  Redemption of common stock .........................................................            (33)          --             (122)
  Additions to debt issue costs ......................................................        (14,035)          (448)          (807)
  Dividends paid .....................................................................        (74,804)          --             --
                                                                                            ---------       --------       --------
      Net cash provided by (used in) financing activities ............................       (100,414)       (10,793)        15,331
                                                                                            ---------       --------       --------

      Net increase (decrease) in cash and cash equivalents ...........................         43,898        (30,722)        (8,320)

  Cash and cash equivalents:
    Beginning of year ................................................................         15,417         59,315         28,593
                                                                                            ---------       --------       --------
    End of year ......................................................................      $  59,315       $ 28,593       $ 20,273
                                                                                            =========       ========       ========

         The accompanying notes are an integral part of this statement.

                             APPAREL RETAILERS, INC.
                 CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                                 (in thousands)

                                                                                                         Fiscal Year
                                                                                          -----------------------------------------
                                                                                            1993            1994             1995
                                                                                          ---------       --------         --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid ...................................................................       $  30,142       $ 28,814         $ 27,845
                                                                                          =========       ========         ========

  Income taxes paid ...............................................................       $   3,857       $  5,198         $  5,939
                                                                                          =========       ========         ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

    The Company purchased a significant portion of the assets of Beall-Ladymon, Inc. for $20,840 in cash during 1994. In addition, the Company purchased Mammouth, Inc. and Szolds, Inc. ("Szolds") for $1,067 and $493, respectively, during 1995. Pursuant to the Szolds purchase agreement, $393 was paid at closing to Szolds during February 1996. In conjunction with these acquisitions, liabilities were assumed as follows.

  Fair value allocated to assets acquired .........................................       $    --         $ 24,043         $  1,702
  Cash paid for assets acquired, including acquisition expenses ...................            --          (20,840)          (1,167)
  Purchase price payable at closing ...............................................            --             --               (393)
                                                                                          ---------       --------         --------
  Liabilities assumed .............................................................       $    --         $  3,203         $    142
                                                                                          =========       ========         ========

         The accompanying notes are an integral part of this statement.

                          APPAREL RETAILERS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                    (in thousands, except numbers of shares)

                                                                Common Stock
                                                ---------------------------------------------
                                                                               Class B
                                                                         --------------------  Additional
                                                  Shares                    Shares              Paid-in    Accumulated
                                                Outstanding     Amount   Outstanding   Amount   Capital       Deficit        Total
                                                -----------    --------  ------------ -------   -------      --------      --------
Balance, January 30, 1993 .................      10,559,167      $106     1,468,750     $15     $   899      $(10,625)     $ (9,605)
                                                 ----------      ----     ---------     ---     -------      --------      --------
Net loss ..................................            --         --           --        --        --          (2,782)       (2,782)
Dividends on preferred stock ..............            --         --           --        --        --          (1,596)       (1,596)
Dividends on common stock .................            --         --           --        --        --         (74,804)      (74,804)
Accretion on preferred stock ..............            --         --           --        --        --            (701)         (701)
Tax benefits from stock
  option activity .........................            --         --           --        --       2,037          --           2,037
Adjustment for minimum
  pension liability .......................            --         --           --        --        --            (568)         (568)
Issuance of stock .........................         783,998         7          --        --         318          --             325
Retirement of stock .......................         (10,024)      --           --        --         (33)         --             (33)
                                                -----------      ----     ---------     ---     -------      --------      --------
Balance, January 29, 1994 .................      11,333,141      $113     1,468,750     $15     $ 3,221      $(91,076)     $(87,727)
                                                -----------      ----     ---------     ---     -------      --------      --------
Net income ................................            --         --           --        --        --           6,322         6,322
Vested compensatory stock options .........            --         --           --        --         247          --             247
Adjustment for minimum
  pension liability .......................            --         --           --        --        --            (132)         (132)
Issuance of stock .........................          48,000       --           --        --          97          --              97
                                                -----------      ----     ---------     ---     -------      --------      --------
Balance, January 28, 1995 .................      11,381,141      $113     1,468,750     $15     $ 3,565      $(84,886)     $(81,193)
                                                -----------      ----     ---------     ---     -------      --------      --------
Net income ................................            --         --           --        --        --          10,730        10,730
Vested compensatory stock options .........            --         --           --        --         284          --             284
Adjustment for minimum
  pension liability .......................            --         --           --        --        --          (2,081)       (2,081)
Issuance of stock .........................         121,621         2          --        --          66          --              68
Retirement of stock .......................         (31,860)      --           --        --        (122)         --            (122)
                                                -----------      ----     ---------     ---     -------      --------      --------
Balance, February 3, 1996 .................      11,470,902      $115     1,468,750     $15     $ 3,793      $(76,237)     $(72,314)
                                                ===========      ====     =========     ===     =======      ========      ========

         The accompanying notes are an integral part of this statement.

                             APPAREL RETAILERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

         DESCRIPTION OF BUSINESS: Apparel Retailers, Inc. was incorporated under the laws of Delaware on June 17, 1993 at the direction of the stockholders of Specialty Retailers, Inc. as a part of an overall refinancing and distribution plan (see Note 5). As a part of this plan, the stockholders of Specialty Retailers, Inc. exchanged all of their common stock for Apparel Retailers, Inc. common stock with identical terms and conditions. Apparel Retailers, Inc., Specialty Retailers, Inc. and their subsidiaries are collectively referred to as the "Company". When the distinction is necessary, "ARI" refers to Apparel Retailers, Inc. and "SRI" refers to Specialty Retailers, Inc. SRI operates family apparel stores primarily under the names "Bealls", "Palais Royal" and "Stage" offering branded fashion apparel and accessories for women, men and children. The Company currently operates 268 stores in thirteen states located throughout the central United States.

         PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of ARI and its wholly-owned subsidiaries subsequent to June 17, 1993. Prior to June 17, 1993, the consolidated financial statements include the accounts of SRI and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

                           On October 31, 1994, Palais Royal, Inc., a
                  wholly-owned subsidiary of the Company, purchased a significant portion of the assets of the Beall-Ladymon Corporation ("Beall-Ladymon") for $20.8 million in cash. The assets acquired consisted primarily of customer accounts receivable and fixed assets. In addition, the Company assumed leases for forty-five store locations which the Company opened as Stage stores during the first quarter of 1995. Beall-Ladymon was a regional apparel retailer which operated stores primarily in Louisiana, Arkansas and Mississippi.

                           The following unaudited pro forma information gives
                  effect to the Beall-Ladymon acquisition as if it had occurred at the beginning of the periods presented and includes operating activity of Beall-Ladymon prior to the beginning of the closure period (in thousands, except per common share data):

                                                     Fiscal Year
                                           -----------------------------
                                                 1993           1994
                                              -----------    -----------
                                                      (unaudited)

  Net sales..............................  $     609,857  $    613,994
                                           =============  ============
  Income before extraordinary item.......  $      13,359  $      4,353
                                           =============  ============
  Net income (loss)......................  $      (2,849) $      4,045
                                           =============  ============
  Earnings (loss) per common share.......  $       (0.40) $       0.31
                                           =============  ============

         The above amounts are based on certain estimates and assumptions which the Company believes are reasonable. The pro forma results do not purport to be indicative of the results which would have occurred if the acquisition had actually taken place at the beginning of the periods presented, nor are they necessarily indicative of the results of any future periods.

         The Beall-Ladymon acquisition was accounted for under the purchase method of accounting. Accordingly, the total acquisition cost was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The excess of the purchase price over the estimated fair value of such assets and liabilities was recognized as goodwill and is being amortized on a straight-line basis over fifteen years.
                                      F-7

                             APPAREL RETAILERS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         FISCAL YEAR: The fiscal years discussed herein end on the Saturday nearest to January 31 in the following calendar year. For example, references to "1995" mean the fiscal year ended February 3, 1996. All fiscal years consist of fifty-two weeks except for 1995 which consists of fifty-three weeks.

         USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         MERCHANDISE INVENTORIES: The Company states its merchandise inventories at the lower of cost or market, cost being determined using the retail last-in, first-out ("LIFO") method. Market is estimated on a pool-by-pool basis.

                  The Company believes that the LIFO method, which charges the most recent merchandise costs to the results of current operations, provides a better matching of current costs with current revenues in the determination of operating results. Some companies use the retail first-in, first-out ("FIFO") method in valuing their inventories. If the retail FIFO method had been used, inventories at January 28, 1995 and February 3, 1996 would have been higher by $0.4 million and lower by $3.5 million, respectively.

         PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS: Property, equipment and leasehold improvements are stated at cost and depreciated over their estimated useful lives using the straight line method. The estimated useful lives of leasehold improvements do not exceed the term, including renewal options, of the related lease. The estimated useful lives in years are as follows:

                   Buildings............................................   20-25
                   Store and office fixtures and equipment..............    7-12
                   Warehouse equipment..................................    5-15
                   Favorable leases and leasehold improvements..........   15-50

         INCOME TAXES: The provision for income taxes is computed based on the pretax income included in the consolidated statement of operations. The asset and liability approach is used to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

         EARNINGS (LOSS) PER COMMON SHARE:  Earnings or loss per common share is computed based upon net income or loss adjusted for dividends and accretion on preferred stock. Common stock options outstanding are treated as common stock equivalents in the computation of earnings or loss per common share using the treasury stock method. The fair value of the Company's common stock is determined in good faith by the Board of Directors based upon the historical and projected financial performance of the Company.

         DEBT ISSUE COSTS: Debt issue costs are accounted for as a deferred charge and amortized on a straight-line basis over the term of the related issue.

                             APPAREL RETAILERS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         GOODWILL AND OTHER INTANGIBLES: The Company amortizes goodwill and intangible assets on a straight-line basis over the estimated future periods benefited, not to exceed forty years. Amortization periods for goodwill and other intangibles associated with acquisitions are currently five to forty years. Each year, the Company evaluates the remaining useful life associated with goodwill based upon, among other things, historical and expected long-term results of operations. Accumulated amortization of goodwill was $3.7 million and $4.7 million at January 28, 1995 and February 3, 1996, respectively.

         STORE PRE-OPENING EXPENSES: Pre-opening expenses of new stores are deferred and charged to operations in the year the store opens.

         ADVERTISING EXPENSES: Advertising costs are charged to operations when the related advertising first takes place. Advertising costs were $22.3 million, $22.3 million, and $25.9 million for 1993, 1994 and 1995, respectively. Prepaid advertising costs were $0.6 million and $0.5 million at January 28, 1995 and February 3, 1996, respectively.

         STATEMENT OF CASH FLOWS: The Company considers highly liquid investments with initial maturities of less than three months to be cash equivalents in its statement of cash flows.

         FINANCIAL INSTRUMENTS: The Company records all financial instruments at cost. The fair values of accounts receivable and accounts payable approximate cost.

         IMPAIRMENT OF ASSETS: The Company has not elected early adoption of Statement of Financial Accounting Standard No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 becomes effective beginning with the Company's first quarter of 1996. The Company does not believe that the adoption of SFAS 121 will have a material effect on the Company's financial position or results of operations.

         STOCK BASED COMPENSATION: The Company has not elected early adoption of Statement of Financial Accounting Standard No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 123 becomes effective beginning with the Company's first quarter of 1996 and will not have a material effect on the Company's financial position or results of operations. Upon adoption of SFAS 123, the Company will continue to measure compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" and will provide pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS 123 had been applied in measuring compensation expense.

         RECLASSIFICATIONS: The accompanying consolidated financial statements include reclassifications from financial statements issued in previous years.

NOTE 2 - ACCOUNTS RECEIVABLE:

         Accounts receivable balances were as follows (in thousands):

                                                                         January 28, 1995        February 3, 1996
                                                                        -------------------     --------------------

          Gross customer accounts receivable..........................  $       210,941         $       228,354
          Accounts receivable sold....................................         (140,000)               (165,000)
          Other receivables...........................................            2,647                   5,146
                                                                           -------------           -------------
                                                                                 73,588                  68,500
          Less - allowance for doubtful accounts......................           (3,232)                 (2,760)
                                                                           -------------           -------------
                                                                        $        70,356         $        65,740
                                                                           =============           =============

         During 1993, the Company implemented an accounts receivable securitization program (the "Accounts Receivable Program") which provides a source of funds from the sale of accounts receivable to a master trust (the "Trust"). Pursuant to the Accounts Receivable Program, the Company sells all of the accounts receivable generated by the holders of the Company's private label credit card accounts to its wholly-owned subsidiary, SRI Receivables Purchase Co., Inc. ("SRPC"), on a daily basis. SRPC is a separate limited-purpose subsidiary that is operated in a fashion intended to ensure that its assets and liabilities are distinct from those of the Company and its other affiliates as SRPC's creditors have a claim on its assets prior to becoming available to any creditor of the Company. SRPC sells, on a daily basis, the accounts receivable purchased from the Company to the Trust in exchange for cash or a certificate representing an undivided interest in the Trust. The Trust currently has $165.0 million of term certificates and a $40.0 million revolving certificate outstanding which represent undivided interests in the Trust. The holder of the revolving certificate has agreed to purchase interests in the Trust equal to the amount of accounts receivable in the Trust above the level required to support the term certificates and the transferor's retained interest (currently $204.1 million), up to a maximum of $40.0 million. If receivable balances in the Trust fall below the level required to support the term certificates and revolving certificates, certain principal collections may be retained in the Trust until such time as the receivable balances exceed the certificates then outstanding and the required transferor's interest. The Company owns an undivided interest in the accounts receivable in the Trust not represented by the term or revolving certificates and continues to service all of the accounts receivable in the Trust. The Trust may issue additional series of certificates from time to time. Terms of any future series will be determined at the time of issuance. The outstanding balances of the term certificates totaled $140.0 million and $165.0 at January 28, 1995 and February 3, 1996, respectively. There was no portion of the revolving certificate outstanding at January 28, 1995 and February 3, 1996.

         Total accounts receivable sold to the Trust during 1993, 1994 and 1995 were $285.1 million, $278.6 million and $306.8 million, respectively. The cash flows generated from the accounts receivable in the Trust are dedicated to (i) the purchase of new accounts receivable generated by the Company, (ii) payment of a return on the certificates and (iii) the payment of a servicing fee to SRI. Any remaining cash flows are remitted to the Company. The term certificates entitle the holders to receive a return, based upon the London Interbank Offered Rate ("LIBOR"), plus a specified margin paid on a quarterly basis. Principal payments commence in December 31, 1999 but can be accelerated upon occurrence of certain events. The revolving certificate entitles the holder to receive a return based upon a floating LIBOR rate, plus a specified margin, or prime rate, at the option of the Company paid on a monthly basis. The Company is currently protected against increases above 12% under an agreement entered into with a bank. The Company is exposed to loss in the event of non-performance by the bank. However, the Company does not anticipate non-performance by the bank. At February 3, 1996, the average rate of return on the term certificates was 6.8%. The purchase commitment for the Revolving certificate is five years, subject to renewal at the option of the parties. The revolving certificate holders are entitled to repayment in the event the accounts receivable decrease below that required to support such certificates.

                             APPAREL RETAILERS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         Subsequent to the implementation of the Accounts Receivable Program in 1993, the Company's financial statements do not reflect accounts receivable, finance charge income, bad debt expense or servicing costs attributable to the Trust accounts receivable supporting the outstanding term or revolving certificates. The Company recognized an initial gain of $2.7 million on the sale of accounts receivable during 1993 which was reflected as a reduction of selling, general and administrative expenses. Subsequent gains on the sale of accounts receivable were not material.

         The provision for doubtful accounts was $6.6 million, $2.6 million and $3.8 million for 1993, 1994 and 1995, respectively. The provision for doubtful accounts does not reflect the Company's recourse obligations under the Accounts Receivable Program which have been included in the calculation of the gain on the sale of accounts receivable.

NOTE 3 - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

         Property, equipment and leasehold improvements were as follows (in thousands):

                                    January 28, 1995        February 3, 1996
                                   -------------------     --------------------

Land............................... $        3,074         $         3,074
Buildings..........................         16,313                  16,313
Fixtures and equipment.............         72,624                  88,794
Leasehold improvements.............         37,542                  49,290
                                      -------------           -------------
                                           129,553                 157,471
Less - accumulated depreciation....        (53,951)                (64,353)
                                      -------------           -------------
                                    $       75,602         $        93,118
                                      =============           =============

         Depreciation expense was $8.3 million, $8.5 million and $10.8 million for 1993, 1994 and 1995, respectively.

NOTE 4 - STORE CLOSURES:

         During 1994, the Company approved a store closure plan (the "Store Closure Plan") which provided for the closure of forty Fashion Bar stores. These stores were primarily located in major regional malls within the Denver area. Management determined that the merchandising strategy and market positions of such stores were not compatible with the Company's overall merchandising philosophies or growth strategy. The Company accrued $5.2 million for the expected costs associated with the Store Closure Plan which include: occupancy ($4.2 million); severance ($0.4 million); write-off of fixed assets and other intangibles ($0.9 million); other expenses ($0.8 million) and the write-off of negative goodwill ($1.1 million) allocated to the stores to be closed. The Company substantially completed the Store Closure Plan during 1995. At January 28, 1995 and February 3, 1996, the balance of the Store Closure Plan accrual was $4.8 million and $1.0 million, respectively, primarily reflecting the lease costs associated with closed stores. During 1995, the Company charged $3.8 million to the accrual.

                             APPAREL RETAILERS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         Net sales and operating income attributable to the stores closed were as follows (in thousands):

                                               Fiscal Year
                               ---------------------------------------------
                                     1993           1994            1995
                                  -----------    -----------     -----------

Net sales....................  $      25,442  $      23,174  $          605
                                  ===========
                                                 ===========     ===========
Operating income (loss)......  $        (213) $         618  $           32
                                  ===========    ===========     ===========


         At the date of the acquisition of Bealls, the Company undertook a centralization and consolidation program which included the expected closure of twenty-six store locations (the "Store Closure Program") and certain operating facilities, as well as the consolidation of certain duplicate administrative and distribution functions. At January 30, 1993, twenty-one stores remained in the Store Closure Program, sixteen of which had been closed. During 1993, based on the Company's ongoing assessment of scheduled store closures, the remaining five open stores were removed from the Store Closure Program. As a result of the removal of these five stores from the Store Closure Program, the Company reduced its consolidation and centralization accrual by $2.3 million. Of this amount, $1.1 million, before applicable taxes, was credited to goodwill and the remaining $1.2 million credited to long-term liabilities to reflect the ongoing adverse lease commitments associated with the removed stores. At January 28, 1995 and February 3, 1996, the balance of the consolidation and centralization accrual was $4.7 million and $4.1 million, respectively, primarily reflecting the lease costs associated with closed stores. During 1993, 1994 and 1995, the Company charged $0.8 million, $0.7 million and $0.6 million, respectively, to the accrual.

NOTE 5 - LONG-TERM DEBT:

Long-term debt consists of the following (in thousands):

                                                                January 28, 1995        February 3, 1996
                                                               -------------------     --------------------

 HELD BY THIRD PARTIES:

 SRI Senior Notes............................................  $        90,800         $        85,800
 SRI Senior Subordinated Notes, net of discount..............          100,000                 116,530
 Revolving Credit Agreement..................................               --                      --
 Bealls Holding Subordinated Notes, net of discount..........           10,686                  11,319
 FB Holdings Subordinated Notes, net of discount.............            3,939                   4,125
 Bealls Holding Junior Subordinated Debentures, net of
     discount................................................            6,095                   6,221
 Port Arthur IDRB............................................            2,117                   2,002
 ARI Senior Discount Debentures, net of discount.............           96,748                 109,817
 Other long term debt........................................              451                     301
                                                                  -------------           -------------
                                                                       310,836                 336,115
 Less - current maturities...................................             (261)                   (276)
                                                                  -------------           -------------
                                                               $       310,575         $       335,839
                                                                  =============           =============

HELD BY RELATED PARTY:

 SRI Senior Notes............................................  $        39,200         $        44,200
                                                                  =============           =============


         During 1993, the Company completed its refinancing (the "Refinancing") which included (i) the replacement of SRI's existing accounts receivable facility with the Accounts Receivable Program and (ii) the issuance of SRI 10% Senior Notes Due 2000 (the "SRI Senior Notes") and SRI 11% Series B Senior Subordinated Notes Due 2003 (the "SRI Series B Senior Subordinated Notes"). The proceeds from the Refinancing were used primarily to replace certain previously outstanding debt. As a result of the Refinancing, the Company recorded an extraordinary charge of $16.2 million net of applicable income taxes of $8.8 million during 1993.

         Concurrent with the Refinancing, the Company completed its distribution plan which included the issuance of $149.1 million principal amount of 12 3/4% Senior Discount Debentures Due 2005 (the "ARI Senior Discount Debentures"); the proceeds of which were used primarily to make a distribution to the shareholders of ARI.

         The SRI Senior Notes were originally issued with a principal amount of $150.0 million and bear interest at 10% payable semi-annually on February 15 and August 15. The Company is required to make a mandatory sinking fund payment on August 15, 1999 equal to twenty five percent of the original principal amount. The Company has purchased $20.0 million of the SRI Senior Notes which satisfied a portion of the August 15, 1999 sinking fund requirement. The SRI Senior Notes are general unsecured obligations and rank senior to all subordinated debt of the Company including the SRI Senior Subordinated Notes.


                             APPAREL RETAILERS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         The SRI Series B Senior Subordinated Notes were originally issued with a principal amount of $100.0 million and bear interest at 11% payable semi-annually on February 15 and August 15. SRI is required to make a mandatory sinking fund payment on August 15, 2002 equal to forty percent of the original principal amount. The SRI Series B Senior Subordinated Notes are subordinated to the obligations under the SRI Senior Notes.

         During 1995, SRI issued $18.3 million in aggregate principal amount of SRI 11% Series D Senior Subordinated Notes Due 2003 (the "SRI Series D Senior Subordinated Notes"). The SRI Series D Senior Subordinated Notes were issued at a discount of $1.8 million and bear interest at 11% payable semi-annually on February 15 and August 15 of each year. The original issue discount is being charged to interest expense over the term to maturity using the effective interest method. The combination of coupon interest payments and original issue discount results in an effective interest rate of 13.0%. SRI is required to make a mandatory sinking fund payment on September 15, 2002 equal to forty percent of the original aggregate principal amount of the SRI Series D Senior Subordinated Notes. The SRI Series D Senior Subordinated Notes rank pari passu with the existing SRI Series B Senior Subordinated Notes (collectively, the "SRI Senior Subordinated Notes").

         The SRI Senior Notes and SRI Senior Subordinated Notes contain restrictive covenants which, among other things (i) limit SRI's ability to sell certain assets, pay dividends, retire its common stock or retire certain debt,
(ii) limit its ability to incur additional debt or issue stock and (iii) limit certain related party transactions.

         SRI has a revolving credit agreement with a bank (the "Credit Agreement") under which it may draw up to $25.0 million. Of this amount, up to $15.0 million may be used to support letters of credit. As of February 3, 1996, $8.4 million of the total commitment was used to collateralize letters of credit resulting in available funds of $16.6 million. The Company also has a separate agreement with the bank under which it may borrow an additional $10.0 million for seasonal working capital needs (the "Seasonal Credit Agreement" and together with the Credit Agreement, the "Revolving Credit Agreement"). Funds are available under the Seasonal Credit Agreement from August 15 through January 15 of each calendar year (the "Seasonal Period"). The Revolving Credit Agreement is available through February 3, 1998 and provides for a commitment fee of 1/2 of 1% of the average daily unused portion of the commitment amount paid on a quarterly basis. Interest is charged on outstanding loans at a base rate plus a specified margin. The base rate is the higher of the bank's prime rate or 1/2 of 1% above the Federal Funds Effective Rate. The specified margin range is 1.25% to 2.75% based on calculated debt service ratios as defined in the agreement. During 1995, the availability under the Credit Agreement was never less than $4.5 million. During the Seasonal Period, the availability under the Revolving Credit Agreement was never less than $11.5 million. The Revolving Credit Agreement contains covenants which, among other things, restricts the (i) incurrance of additional debt, (ii) purchase of certain investments, (iii) payment of dividends, (iv) formation of certain business combinations, (v) disposition of certain assets, (vi) acquisition of subordinated debt, (vii) use of proceeds received under the agreement, (viii) aggregate amount of capital expenditures (including any expenditures made in connection with any permitted acquisitions) to $31.0 million during 1995 and (iv) certain transactions with related parties. The Revolving Credit Agreement also requires that SRI maintain a debt service ratio above a predetermined level. The Revolving Credit Agreement is secured by SRI's distribution center located in Jacksonville, Texas, including equipment located therein, a pledge of SRPC stock and a pledge of the Company's trademarks. The net book value of the distribution center was approximately $10.7 million at February 3, 1996.

         The increasing rate 3 Bealls Holding, Inc. ("Bealls Holding") Subordinated Debentures Due 2002 (the "Bealls Holding Subordinated Debentures") in aggregate principal amount of approximately $15.0 million bear interest at 10% through 1994, 11% in 1995 and 12% thereafter until maturity. Interest is payable semi-annually on June 30 and December 31. Original issue discount of $7.3 million is being charged to interest expense over the term to maturity using the effective interest method. The combination of coupon interest payments and original issue discount results in an effective interest rate of 20.9%. The Bealls Holding Subordinated Debentures may be prepaid, at the Company's option, at their face value. The Company is required to redeem the Bealls Holding Subordinated Debentures beginning no later than December 31, 1997, in no more than six equal annual installments. The Bealls Holding Subordinated Debentures are subordinated to all debt except the ARI Senior Discount Debentures. SRI is the primary obligor under these debentures.

                             APPAREL RETAILERS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         In connection with the acquisition of Fashion Bar, FB Holdings, Inc. ("FB Holdings") issued approximately $3.6 million aggregate principal amount of 7% FB Holdings Subordinated Notes Due 2000 ("FB Holdings Subordinated Notes") to former stockholders of Fashion Bar. The FB Holdings Subordinated Notes were recorded at their estimated fair value at issuance date of $3.1 million. The difference between the estimated fair value and principal amount of $0.5 million is being charged to interest expense over the term to maturity using the effective interest method. The FB Holdings Subordinated Notes are due in two equal installments on June 30, 1999 and 2000. The FB Holdings Subordinated Notes may be prepaid at any time in whole or in part at SRI's option. The FB Holdings Subordinated Notes bear interest at 7% per annum, payable quarterly. The combination of coupon interest payments and original issue discount results in an effective interest rate of 9.0%. Prior to and including June 1995, SRI paid interest in the form of additional FB Holdings Subordinated Notes; thereafter, interest is being paid in cash. The principal amount of FB Holdings Subordinated Notes at February 3, 1996 was $4.4 million. The FB Holdings Subordinated Notes are subordinated to all debt except the ARI Senior Discount Debentures. SRI is the primary obligor under these debentures.

         In connection with the acquisition of Bealls, Bealls Holding issued the 7% Bealls Holding Junior Subordinated Debentures Due 2003 ("Bealls Holding Junior Subordinated Debentures") at a face value of approximately $12.5 million, net of discount of approximately $8.4 million. Such discount is being charged to interest expense over the term to maturity using the effective interest method. The Bealls Holding Junior Subordinated Debentures are limited to an aggregate principal amount of approximately $18.3 million. Interest is payable semi-annually on June 30 and December 31. The combination of coupon interest payments and original issue discount results in an effective interest rate of 39.4%. The principal amount of Bealls Holding Junior Subordinated Debentures outstanding at February 3, 1996 was $14.3 million. The Bealls Holding Junior Subordinated Debentures are subordinated to all debt except the ARI Senior Discount Debentures. SRI is the primary obligor under these debentures.

         The Port Arthur Industrial Development Revenue Bond (the "Port Arthur IDRB") bears interest at 75% of the prime rate payable monthly. The interest rate applicable to the Port Arthur IDRB at February 3, 1996 was 6.6%. The Port Arthur IDRB is collateralized by a building with a net book value of approximately $1.7 million. Under a separate agreement, SRI is required to make scheduled annual sinking fund payments ranging from $0.1 million to $0.2 million.

         The ARI Senior Discount Debentures were issued with a principal amount of approximately $149.1 million. The debentures were sold at a discount of approximately $69.1 million. Substantially all of the net proceeds from the ARI Senior Discount Debentures were used to make cash payments to the holders of ARI common stock equal to $5.85 per share. Interest begins to accrue in August 1998 and is payable semi-annually on February 15 and August 15 commencing February 15, 1999. The discount is being charged to interest expense over the term to maturity using the effective interest method which, together with the coupon interest, results in a 12.74% effective interest rate. The ARI Senior Discount Debentures contain restrictions which, among other things, limits (i) the payment of dividends, (ii) the repurchase of stock and subordinated debt, (iii) the acquisition of additional debt or the creation of certain liens, (iv) disposition of certain assets and (v) certain related party and intercompany transactions. The ARI Senior Discount Debentures are secured by all of the issued and outstanding common stock of SRI and is subordinated to all debt.

                             APPAREL RETAILERS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         Aggregate  maturities  of  long-term  debt for the next five years are:
1996 - $0.3  million;  1997 - $2.1 million;  1998 - $2.1  million;  1999 - $21.7 million and 2000 - $116.6 million.

         Management estimates the fair value of its long-term debt to be $325.7 million and $352.3 million at January 28, 1995 and February 3, 1996, respectively. In developing its estimates, management considered quoted market prices for each instrument, if available, current market interest rates in relation to the coupon interest rates of each instrument, the relative subordination of each instrument and the relative liquidity of the instrument as indicated by the presence or lack of an active market.


NOTE 6 - MANDATORILY REDEEMABLE PREFERRED STOCK:

         In connection with the Refinancing in 1993 (see Note 5), the Company redeemed all of the outstanding shares of its 15% cumulative senior redeemable preferred stock and 14% cumulative junior redeemable preferred stock (8,080 and 2,000 shares, respectively) at the aggregate of their liquidation value plus accrued and unpaid dividends amounting to $16.0 million and $3.8 million, respectively.


NOTE 7 - STOCK OPTION PLAN:

         During 1993, the Company adopted the Third Amended and Restated Stock Option Plan (the "Stock Option Plan") which was designed to provide incentives to present and future key employees and advisors to the Company (the "Participants") as selected by the compensation committee of the Board of Directors (the "Board"). Options to purchase shares of the Company's common stock may be granted to any Participant at any time, at such price and on such terms as established by the Board. Options granted under the Stock Option Plan may be either non-qualified or incentive stock options ("ISOs") within the meaning of Section 422A of the Internal Revenue Code or in a form consistent with the Stock Option Plan as the Board may determine. All outstanding options are non-qualified.

         The number of shares of common stock which may be granted under the Stock Option Plan shall not exceed 2,000,000 shares. All Options issued as ISOs under the Stock Option Plan are required to (i) have an exercise price not less than 100% of the fair value of the common stock at the date of grant, (ii) not be exercisable more than 10 years after grant date, (iii) be nontransferable and
(iv) be exercisable only during the holder's employment by the Company or a period not exceeding three months following termination thereof. Options which are not ISOs may provide that the holder receive cash equal to the excess of the fair market value per share of common stock at the exercise date over the exercise price per share, in lieu of issuance of common stock upon exercise of the option. Upon termination of the Participant's employment with the Company, the Company may, at its option, repurchase any vested common stock obtained under the Stock Option Plan at the fair market value of the common stock. Any unvested common stock obtained under the Stock Option Plan may be repurchased at the Company's option, at the original issuance cost of the common stock. The Stock Option Plan also provides that the Company may sell to any Participant shares of common stock or preferred stock consistent with the Plan and at the discretion of the Board.

         During 1993, all of SRI's options with an exercise price of $0.10 were exercised. Additionally, the Board granted active Participants who exercised such options one ARI option with an exercise price of $2.15 for every ten SRI options exercised. All of SRI's options with an exercise price of $5.00 remained outstanding and were exchanged for ARI options with an exercise price of $0.10 and the right to receive a distribution of $0.95 per option which will be paid as the options vest. This distribution is being recognized as compensation expense over the vesting period.

                             APPAREL RETAILERS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         The range of prices for options exercised during 1995 was $0.10 to $2.15 per share. The range of prices for options outstanding at the end of 1995 was $0.10 to $5.00 per share.

         A summary of the activity in the Stock Option Plan follows:

                                                                                         Fiscal Year
                                                                          ------------------------------------------
                                                                             1993           1994            1995
                                                                          -----------    -----------     -----------
          Options outstanding at beginning of year...................        863,625        571,082         743,012
               Granted...............................................        457,227        197,050         431,880
               Surrendered...........................................        (13,045)       (22,240)         (7,849)
               Exercised.............................................       (736,725)        (2,880)       (105,551)
                                                                          -----------    -----------     -----------
          Options outstanding at end of year.........................        571,082        743,012       1,061,492
                                                                          ===========    ===========     ===========

          Options vested at end of year                                           --        130,570         254,790
                                                                          ===========    ===========     ===========
          Options exercisable at end of year                                      --        130,570         254,790
                                                                          ===========    ===========     ===========

                             APPAREL RETAILERS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 8 - EMPLOYEE BENEFIT PLANS:

         Pension benefits for employees are provided under the SRI Retirement Plan (the "Plan"), a qualified benefit plan. Benefits are administered through a Trust arrangement which provides monthly payments or lump sum distributions. The Plan covers substantially all employees who have completed one year of service with one thousand hours of service. Benefits under the plan are based upon a percentage of the participant's earnings during each year of credited service.

         The following sets forth the funded status of the Plan and the amounts recognized in the consolidated financial statements (in thousands):

                                                                         January 28, 1995        February 3, 1996
                                                                        -------------------     --------------------

          Actuarial present value of benefits:
              Vested benefit obligations..............................  $       (18,590)        $       (24,680)
                                                                           =============           =============
              Accumulated benefit obligations.........................  $       (19,630)        $       (25,790)
                                                                           =============           =============

          Projected benefit obligations...............................  $       (24,530)        $       (32,240)
          Market  value of Plan  assets,  primarily  fixed  income and
              equity securities.......................................           16,320                  20,000
                                                                           -------------           -------------
          Pension obligations in excess of assets.....................           (8,210)                (12,240)
          Unrecognized prior service income...........................              (34)                    (28)
          Unrecognized net loss.......................................            6,078                  10,948
          Adjustment required to recognize minimum liability..........           (1,144)                 (4,470)
                                                                           -------------           -------------
          Accrued pension cost........................................  $        (3,310)        $        (5,790)
                                                                           =============           =============

          Assumptions utilized in determining projected obligations and funding amounts:
          Discount rate...............................................            8.75%                   7.00%
          Rate of increase in compensation levels.....................            4.00%                   4.00%
          Expected long-term rate of return on Plan assets............            9.00%                   9.00%

         The Company's funding policy for the Plan is to contribute the minimum amount required by applicable regulations. During 1993, 1994 and 1995, in accordance with Statement of Financial Accounting Standards No. 87, the Company recorded adjustments of $1.1 million, $0.2 million and $3.2 million to recognize the excess of the accumulated benefit obligation over the market value of the Plan assets, respectively. Accordingly, the Company recorded a charge to retained earnings of $0.6 million, $0.1 million and $2.1 million, net of applicable tax and unrecognized prior service cost, for 1993, 1994 and 1995, respectively.
                                      F-18

         The components of pension cost for the Plan were as follows (in thousands):

                                                                                       Fiscal Year
                                                                       ---------------------------------------------
                                                                             1993           1994            1995
                                                                          -----------    -----------     -----------

          Service cost...............................................  $         743  $         887  $          771
          Interest cost..............................................          1,861          1,995           2,139
          Actual loss (return) on Plan assets........................         (1,955)           940          (3,377)
          Net amortization and deferral..............................            409         (2,174)          2,292
                                                                          ===========    ===========     ===========
                                                                       $       1,058  $       1,648  $        1,825
                                                                          ===========    ===========     ===========

         Prior to its acquisition, 3 Beall Brothers 3, Inc. sponsored an unfunded, nonqualified Benefit Restoration Plan which provided certain key executives defined pension benefits in excess of limits imposed by federal tax law. In February 1989, this plan was terminated. The recorded liability for this plan was $1.3 million at February 3, 1996.

NOTE 9 - OPERATING LEASES:

         The Company leases stores, service center facilities, the corporate headquarters and equipment under operating leases. A number of store leases provide for escalating minimum rent. Rental expense is recognized on a straight-line basis over the life of such leases. The majority of the Company's store leases provide for contingent rentals, generally based upon a percentage of gross sales. The Company has renewal options for most of its store leases; such leases generally require that the Company pay for utilities, taxes and maintenance expense. A summary of rental expense associated with operating leases follows (in thousands):

                                                                                       Fiscal Year
                                                                       ---------------------------------------------
                                                                             1993           1994            1995
                                                                          -----------    -----------     -----------

          Minimum rentals............................................  $      22,319  $      22,979  $       26,943
          Contingent rentals.........................................          2,818          2,874           2,618
          Equipment rentals..........................................          1,273            784             593
                                                                          ===========    ===========     ===========
                                                                       $      26,410  $      26,637  $       30,154
                                                                          ===========    ===========     ===========

                             APPAREL RETAILERS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         Minimum rental commitments on long-term operating leases at February 3, 1996, net of sub-leases, are as follows (in thousands):

          Fiscal Year:
                1996.................................  $    28,307
                1997.................................       27,028
                1998.................................       25,146
                1999.................................       23,527
                2000.................................       20,233
               Thereafter............................       84,999
                                                        -----------
                                                       $   209,240
                                                        ===========

         The Company's corporate headquarters and six Palais Royal stores are leased from a partnership in which a Company director is a general partner. The lease relating to the corporate headquarters is for a term of fifty years expiring in 2032 and includes an established minimum annual rate adjusted every three years for changes in the Consumer Price Index. Three of the Palais Royal store leases are for terms of twenty years expiring between 1999 and 2000. The remaining three store leases are for terms of twenty-five years expiring between 2005 and 2010. All of the store leases provide options to extend the term of the lease and for contingent rentals based on a percentage of gross sales. The Company recognized rental expense of $1.9 million, $2.0 million and $2.1 during 1993, 1994 and 1995, respectively, for all such leases. Future minimum lease payments total $44.7 million, $9.6 million of which is payable over the next five fiscal years for all such leases. The Company believes that the terms of all such leases are comparable to leases with unaffiliated third parties covering similar properties.


NOTE 10 - RELATED PARTY TRANSACTIONS:

         The Company's corporate headquarters and six Palais Royal stores are leased from a partnership in which a Company officer is a general partner (see
Note 9).

         An affiliate of a principal shareholder of the Company received fees for professional services rendered and expense reimbursements in the amounts of $1.5 million, $0.6 million and $0.8 million for 1993, 1994 and 1995, respectively.

         During 1993, the Company entered into an employment agreement with the President and Chief Executive Officer of the Company. As part of this agreement, the Company agreed to purchase his former residence for subsequent resale for $1.2 million and loaned $0.3 million to him. Such loan is due October 2, 1996, subject to extension, and bears a market rate of interest.

                             APPAREL RETAILERS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 11 - INCOME TAXES:

         All Company operations are domestic. Income tax expense charged to continuing operations consisted of the following (in thousands):

                                                                                       Fiscal Year
                                                                          ------------------------------------------
                                                                             1993           1994            1995
                                                                          -----------    -----------     -----------

          Federal income tax expense (benefit):
               Current...............................................  $       9,989  $       7,154  $        9,772
               Deferred..............................................         (2,362)        (3,794)         (3,630)
                                                                          -----------    -----------     -----------
                                                                               7,627          3,360           6,142
                                                                          -----------    -----------     -----------
          State income tax expense (benefit):
               Current...............................................          1,250            771           1,060
               Deferred..............................................         (1,308)           186            (435)
                                                                          -----------    -----------     -----------
                                                                                 (58)           957             625
                                                                          -----------    -----------     -----------
                                                                       $       7,569  $       4,317  $        6,767
                                                                          ===========    ===========     ===========

         A reconciliation between the federal income tax expense charged to continuing operations computed at statutory tax rates and the actual income tax expense recorded follows (in thousands):
                                                                                       Fiscal Year
                                                                       ---------------------------------------------
                                                                             1993           1994            1995
                                                                          -----------    -----------     -----------

          Federal income tax expense at the statutory rate...........  $       7,348  $       3,831  $        6,124
          State income taxes, net....................................            125            797             406
          Permanent differences, net.................................             58           (311)            290
          Other, net.................................................             38             --             (53)
                                                                          -----------    -----------     -----------
                                                                       $       7,569  $       4,317  $        6,767
                                                                          ===========    ===========     ===========


         The 1993 income tax benefit relating to the extraordinary item of $8.8 million (see Note 5) is comprised of current federal tax benefit ($7.4 million), deferred federal tax benefit ($1.3 million) and state tax benefit ($0.1 million). The 1994 income tax benefit relating to the extraordinary item associated with the retirement of the SRI Senior Notes (see Note 5) is comprised of $0.2 million current federal tax benefit.

                                      F-21
                             APPAREL RETAILERS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         Deferred tax liabilities (assets) consist of the following (in thousands):


                                                                         January 28, 1995        February 3, 1996
                                                                        -------------------     --------------------

          Gross deferred tax liabilities:
               Depreciation and amortization..........................  $         8,303         $         7,485
               Inventory reserves.....................................            3,175                   1,406
               Gain on sale of accounts receivable....................              822                     800
               Other..................................................            1,310                   1,435
                                                                                                   -------------
                                                                           -------------
                                                                                 13,610                  11,126
                                                                           -------------           -------------
          Gross deferred tax assets:
               Allowance for doubtful accounts........................           (3,174)                 (3,302)
               Accrued consolidation costs............................           (1,968)                 (1,478)
               Net operating loss carryforwards.......................               --                     (82)
               Original issue discount................................           (5,640)                (10,042)
               Accrued expenses.......................................           (1,518)                   (990)
               Prepaid expenses.......................................               --                      --
               Pensions...............................................           (1,404)                 (2,686)
               Escalating leases......................................             (962)                   (962)
               Charitable contribution carryforward...................             (620)                   (113)
               Accrued payroll costs..................................           (1,196)                   (884)
               Accrued store closure costs............................           (2,085)                   (558)
               Other..................................................             (975)                   (780)
                                                                           -------------           -------------
                                                                                (19,542)                (21,877)
                                                                           -------------           -------------

          Deferred tax assets valuation allowance.....................               --                      --
                                                                           -------------           -------------
                                                                        $        (5,932)        $       (10,751)
                                                                           =============           =============


         The utilization of any carryforwards which originated prior to the Company's acquisition of Bealls or Fashion Bar are recorded as an adjustment to goodwill or other intangibles associated with the respective acquisition.


NOTE 12 - COMMITMENTS AND CONTINGENCIES:

         LITIGATION: The Company is subject to claims and litigation arising in the normal course of its business. The Company does not believe that any of these proceedings will have a material adverse effect on its financial position or its results of operations.

         LETTERS OF CREDIT: The Company issues letters of credit to support certain merchandise purchases which are required to be collateralized. The Company had outstanding letters of credit totaling $8.4 million at February 3, 1996, all of which were collateralized by the Revolving Credit Agreement (see Note 5). These letters of credit expire within twelve months of issuance.

                             APPAREL RETAILERS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         CONCENTRATION OF CREDIT RISK: Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash, short-term investments and accounts receivable. The Company's cash management and investment policies restrict investments to low risk, highly-liquid securities and the Company performs periodic evaluations of the relative credit standing of the financial institutions with which it deals. The credit risk associated with the Company's accounts receivable is limited by the large number of customers in the Company's customer base. Substantially all of the Company's customers reside in the central United States.

                                      F-23
                                                                    SCHEDULE III
                             APPAREL RETAILERS, INC.
                             CONDENSED BALANCE SHEET
             (in thousands, except par value and numbers of shares)

                                                                                            January 28, 1995        February 3, 1996
                                                                                            ----------------        ----------------
                ASSETS
Cash and cash equivalents ...............................................................        $     796              $       9
Intercompany advances ...................................................................            6,997                  7,240
Debt issue costs, net of amortization ...................................................            4,588                  4,163
Investment in subsidiary ................................................................           17,750                 35,340
Deferred income taxes ...................................................................            5,640                 10,042
                                                                                                 ---------              ---------
                                                                                                 $  35,771              $  56,794
                                                                                                 =========              =========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Accrued expenses ........................................................................        $   7,294              $   6,369
Intercompany advances ...................................................................             --                     --
Long-term debt ..........................................................................           96,748                109,817
                                                                                                 ---------              ---------
      Total liabilities .................................................................          104,042                116,186
                                                                                                 ---------              ---------
Preferred stock, par value $1.00, non-voting, 2,500 shares authorized, zero
  shares issued and outstanding .........................................................             --                     --
Common Stock, par value $0.01, 15,000,000 shares
  authorized, 11,381,141 and 11,470,902 shares
  issued and outstanding, respectively ..................................................              113                    115
Class B common stock, non-voting, par value $0.01,
  1,500,000 shares authorized, 1,468,750
  shares issued and outstanding .........................................................               15                     15
Additional paid-in capital ..............................................................            3,565                  3,793
Accumulated deficit .....................................................................          (71,964)               (63,315)
                                                                                                 ---------              ---------
Stockholders' deficit ...................................................................          (68,271)               (59,392)
                                                                                                 ---------              ---------
                                                                                                 $  35,771              $  56,794
                                                                                                 =========              =========

              The accompanying notes are an integral part of this
                        condensed financial information.

                                                                    SCHEDULE III

                             APPAREL RETAILERS, INC.
            CONDENSED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                 (in thousands)

                                                                            For the
                                                                           Period from                       Fiscal Year
                                                                        August 2, 1993 to         ----------------------------------
                                                                        January 29, 1994              1994                    1995
                                                                       ------------------         ------------          ------------
Interest income ...............................................              $     18               $     30               $     18

Interest expense ..............................................                (5,471)               (11,954)               (13,511)
                                                                             --------               --------               --------
Loss before income tax and equity in
  earnings of subsidiary ......................................                (5,453)               (11,924)               (13,493)
Income tax benefit ............................................                 1,761                  4,022                  4,550
                                                                             --------               --------               --------
Loss before equity in earnings
  of subsidiary ...............................................                (3,692)                (7,902)                (8,943)
Equity in earnings of subsidiary ..............................                   910                 14,224                 19,673
                                                                             --------               --------               --------
Net income (loss) .............................................                (2,782)                 6,322                 10,730

Accumulated deficit:
  Beginning of period .........................................                  --                  (78,154)               (71,964)
  Dividends on common stock ...................................               (74,804)                  --                     --
  Adjustment for minimum pension
   liability ..................................................                  (568)                  (132)                (2,081)
                                                                             --------               --------               --------
  End of period ...............................................              $(78,154)              $(71,964)              $(63,315)
                                                                             ========               ========               ========

              The accompanying notes are an integral part of this
                        condensed financial information.

                                                                    SCHEDULE III
                             APPAREL RETAILERS, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                                            For the
                                                                                          Period from             Fiscal Year
                                                                                        August 2, 1993 to   ------------------------
                                                                                        January 29, 1994      1994           1995
                                                                                        -----------------   --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ...................................................................      $ (2,782)      $  6,322       $ 10,730
                                                                                             --------       --------       --------
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
   operating activities:
    Accretion of discount .............................................................         5,233         11,515         13,070
    Amortization of debt issue costs ..................................................           207            437            438
    Deferred federal income tax .......................................................        (1,761)        (3,879)        (4,402)
    Equity in earnings of subsidiary ..................................................          (910)       (14,224)       (19,673)
    Changes in operating assets and liabilities:
      Increase (decrease) in accrued liabilities ......................................            31          7,116           (641)
      Intercompany advances ...........................................................          --           (7,382)          (243)
                                                                                             --------       --------       --------
        Total adjustments .............................................................         2,800         (6,417)       (11,451)
                                                                                             --------       --------       --------
      Net cash provided by (used in) operating activities .............................            18            (95)          (721)
                                                                                             --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from:
        Long-term debt ................................................................        80,000           --             --
        Common stock ..................................................................            33             97             68
  Redemption of Common stock ..........................................................          --             --             (122)
  Additions to debt issue cost ........................................................        (4,453)          --              (12)
  Dividends paid ......................................................................       (74,804)          --             --
                                                                                             --------       --------       --------
    Net cash provided by (used in) financing activities ...............................           776             97            (66)
                                                                                             --------       --------       --------
Net increase (decrease) in cash .......................................................           794              2           (787)
Cash and cash equivalents:
    Beginning of period ...............................................................          --              794            796
                                                                                             --------       --------       --------
    End of period .....................................................................      $    794       $    796       $      9
                                                                                             ========       ========       ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:

Debt issue costs accrued for by ARI or paid by
 subsidiary ...........................................................................      $    779       $   --         $   --
                                                                                             ========       ========       ========

                  The accompanying notes are an integral part
                    of this condensed financial information.

                             APPAREL RETAILERS, INC.
                    NOTES TO CONDENSED FINANCIAL INFORMATION

NOTE 1 - BASIS OF PRESENTATION:

         The accompanying condensed financial statements present the financial position and results of operations of Apparel Retailers, Inc. (the "Company") on a separate company basis. The condensed financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company's investment in its wholly-owned subsidiary is accounted for using the equity method.

         The Company's fiscal year ends on the Saturday nearest to January 31 in the following calendar year. For example, references to "1995" mean the fiscal year ended February 3, 1996.

NOTE 2 - HOLDING COMPANY FORMATION:

         The Company was incorporated under the laws of Delaware on June 17, 1993 at the direction of the shareholders of Specialty Retailers, Inc. ("SRI"). On August 2, 1993, the Company acquired all of the common stock of SRI and the existing stockholders of SRI acquired all of the common stock of the Company. The Company has no operations of its own and its primary asset is the common stock of the SRI.

NOTE 3 - INCOME TAXES:

         The Company files a consolidated federal income tax return with its subsidiaries. The Company's recorded tax benefit represents the impact of its tax assets and liabilities on the consolidated group.

                                                                   SCHEDULE VIII

                             APPAREL RETAILERS, INC.
                               VALUATION ACCOUNTS
                                 (in thousands)

                                                                    Additions
                                                         ------------------------------
                                       Balance at          Charged           Charged                                    Balance
                                        beginning         to costs          to other                                    at end
                                         of year        and expenses         accounts            Deductions             of year
                                      --------------    --------------    --------------        -------------        --------------
              DESCRIPTION
              -----------
Allowance for Doubtful Accounts: (1)

  Fiscal  Year:
   1993 ..........................    $       7,855     $       6,590     $          --         $     12,501 (2)     $       1,944
                                      ==============    ==============    ==============        =============        ==============
   1994 ..........................    $       1,944     $       3,176     $         486 (3)     $      2,374         $       3,232
                                      ==============    ==============    ==============        =============        ==============
   1995 ..........................    $       3,232     $       4,905     $          --         $      5,377         $       2,760
                                      ==============    ==============    ==============        =============        ==============
Reserve for Shrinkage:

  Fiscal  Year:

   1993 ..........................    $         160     $       4,042     $          --         $      4,004         $         198
                                      ==============    ==============    ==============        =============        ==============
   1994 ..........................    $         198     $       4,459     $          --         $      4,459         $         198
                                      ==============    ==============    ==============        =============        ==============
   1995 ..........................    $         198     $       8,967     $          --         $      8,808         $         357
                                      ==============    ==============    ==============        =============        ==============

(1)   Includes reserve for uncollectible service charge and late fee income.

(2) Includes $6.1 million which has been reclassified to accrued liabilities as a result of the implementation of the Accounts Receivable Program.

(3) This represents the initial allowance for doubtful accounts associated with the accounts receivable purchased in an acquisition.

                                  EXHIBIT INDEX

     The following documents are the exhibits to the Form 10-K. For convenient reference, each exhibit is listed according to the Exhibit Table of Regulation S-K. The page number, if any, listed opposite an exhibit indicates the page number in the sequential numbering system in the manually signed original of this Form 10-K where such exhibit can be found.
                                                                      Sequential
   Exhibit                                                               Page
   Number                           Exhibit                             Number
   -------                          -------                           ----------
     *3.1   Certificate of Incorporation of Apparel Retailers, Inc.       --
            (Incorporated by Reference to Exhibit 3.1 of Registration
            No. 33-68258 on Form S-4).

     *3.2   By-Laws of Apparel Retailers, Inc. (Incorporated by           --
            Reference to Exhibit 3.2 of Registration No. 33-68258 on
            Form S-4).

     *4.1   Form of Indenture between Apparel Retailers, Inc. and The     --
            First National Bank of Boston, as Trustee, relating to the 12 3/4% Senior Discount Debentures due 2005 of Apparel Retailers, Inc. (Incorporated by Reference to Exhibit 4.1 of Registration No. 33-68258 on Form S-4).

     *4.2   Form of Indenture among Specialty Retailers, Inc., The        --
            First National Bank of Boston, as Trustee, and Palais
            Royal, Inc., as Guarantor, relating to the 10% Senior
            Notes due 2000 of Specialty Retailers, Inc. (including form of note) (Incorporated by Reference to Exhibit 4.2 of Registration No. 33-68258 on Form S-4).

     *4.3   Form of Indenture among Specialty Retailers, Inc., The        --
            First National Bank of Boston, as Trustee, and Palais
            Royal, Inc., as Guarantor, relating to the 11% Senior
            Subordinated Notes due 2003 of Specialty Retailers, Inc. (including form of note) (Incorporated by Reference to Exhibit 4.3 on Registration No. 33-68258 on Form S-4).

     *4.4   Form of Indenture between 3 Bealls Holding Corporation and    --
            Bankers Trust Company, as Trustee, relating to 3 Bealls
            Holding Corporation's 9% Subordinated Debentures due 2002 (Incorporated by Reference to Exhibit 4.2 of Registration
            No. 33-24571 on Form S-4) and First Supplemental Indenture dated August 2, 1993 (Incorporated by Reference to Exhibit
            4.4 of Registration No. 33-68258 on Form S-4).

     *4.5   Form of Indenture between 3 Bealls Holding Corporation and    --
            IBJ Schroder Bank and Trust Company, as Trustee, relating to 3 Bealls Holding Corporation's 7% Junior Subordinated Debentures due 2002 (Incorporated by Reference to Exhibit
            4.3 of Registration No. 33-24571 on Form S-4) and First Supplemental Indenture dated August 2, 1993 (Incorporated by Reference to Exhibit 4.5 of Registration No. 33-68258 on Form S-4).

     *4.6   Pooling and Servicing Agreement among SRI Receivables         --
            Purchase Co., Inc., Specialty Retailers, Inc. and Bankers
            Trust (Delaware) (Incorporated by Reference to Exhibit 4.6 of Registration No. 33-68258 on Form S-4).

     *4.7   Series 1993-1 Supplement among SRI Receivables Purchase       --
            Co., Inc., Specialty Retailers, Inc. and Bankers Trust (Delaware) (Incorporated by Reference to Exhibit 4.7 of Registration No. 33-68258 on Form S-4).

     *4.8   Series 1993-2 Supplement among SRI Receivables Purchase       --
            Co., Inc., Specialty Retailers, Inc. and Bankers Trust (Delaware) (Incorporated by Reference to Exhibit 4.8 of Registration No. 33-68258 on Form S-4).

     *4.9   Receivables Purchase Agreement among SRI Receivables          --
            Purchase Co., Inc. and Originators (Incorporated by
            Reference to Exhibit 4.9 of Registration No. 33-68258 on
            Form S-4).

     *4.10  Certificate Purchase Agreements between SRI Receivables       --
            Purchase Co., Inc. and the Purchasers of the Series 1992-1 Offered Certificates (Incorporated by Reference to Exhibit
            4.10 of Registration No. 33-68258 on Form S-4).

     *4.11  Revolving Certificate Purchase Agreement between SRI          --
            Receivables Purchase Co., Inc., the Facility Agent and the Revolving Purchasers with respect to the Class A-R
            Certificates (Incorporated by Reference to Exhibit 4.11 of Registration No. 33-68258 on Form S-4).

     *4.12  Revolving Credit Agreement by and among Specialty             --
            Retailers, Inc., Palais Royal, Inc. and the First National
            Bank of Boston, as agent for itself and other financial institutions dated January 29, 1994 (Incorporated by
            Reference to Exhibit A of Current Report on Form 8-K of
            Apparel Retailers, Inc. dated February 9, 1994).

     *4.13  First Amendment to Revolving Credit Agreement by and among    --
            Specialty Retailers, Inc., Palais Royal, Inc.and the First National Bank of Boston, as agent for itself and other financial institutions dated as of July 14, 1994
            (Incorporated by Reference to Exhibit 4.13 on Form 10-K of Apparel Retailers, Inc. dated January 28, 1995.)

     *4.14  Second Amendment to Revolving Credit Agreement by and         --
            among Specialty Retailers, Inc., Palais Royal, Inc. and the First National Bank of Boston, as agent for itself and other financial institutions dated as of October 31, 1994 (Incorporated by Reference to Exhibit 4.14 on Form 10-K of Apparel Retailers, Inc. dated January 28, 1995.)

     *4.15  Third Amendment to Revolving Credit Agreement by and among    --
            Specialty Retailers, Inc., Palais Royal, Inc. and the
            First National Bank of Boston, as agent for itself and other financial institutions dated as of January 5, 1995 (Incorporated by Reference to Exhibit 4.15 on Form 10-K of Apparel Retailers, Inc. dated January 28, 1995.)

     *4.16  Fourth Amendment to Revolving Credit Agreement by and         --
            among Specialty Retailers, Inc., Palais Royal, Inc.and the
            First National Bank of Boston, as agent for itself and other financial institutions dated as of March 31, 1995 (Incorporated by Reference to Exhibit 4.16 on Form 10-K of Apparel Retailers, Inc. dated January 28, 1995.)

     *4.17  Seasonal Revolving Credit Agreement by and among Specialty    --
            Retailers, Inc., Palais Royal, Inc. and the First National
            Bank of Boston, as agent for itself and other financial institutions dated March 31, 1995 (Incorporated by
            Reference to Exhibit 4.17 on Form 10-K of Apparel
            Retailers, Inc. dated January 28, 1995.)

     *4.18  Fifth Amendment dated July 7, 1995 to Revolving Credit        --
            Agreement by and among Specialty Retailers, Inc., Palais
            Royal, Inc., and the First National Bank of Boston, as agent of itself and other financial institutions dated as of January 28, 1994 (Incorporated by Reference to Exhibit
            4.2 on Form 10-Q of Apparel Retailers, Inc., dated October
            28, 1995).

     *4.19  Sixth Amendment dated July 27, 1995 to Revolving Credit       --
            Agreement by and among Specialty Retailers, Inc., Palais
            Royal, Inc. and the First National Bank of Boston, as agent of itself and other financial institutions dated as of January 28, 1994 (Incorporated by Reference to Exhibit
            4.3 on Form 10-Q of Apparel Retailers, Inc., dated October
            28, 1995).

     *4.20  First Amendment dated July 7, 1995 to the seasonal            --
            Revolving Credit Agreement by and among Specialty
            Retailers, Inc., Palais Royal, Inc., and the First
            National Bank of Boston, as agent for itself and other financial institutions dated March 31, 1995 (Incorporated by Reference to Exhibit 4.4 on Form 10-Q of Apparel
            Retailers, Inc., dated October 28, 1995).

     *4.21  Second Amendment dated July 27, 1995 to the seasonal          --
            Revolving Credit Agreement by and among Specialty
            Retailers, Inc., Palais Royal, Inc., and the First
            National Bank of Boston, as agent for itself and other financial institutions dated March 31, 1995 (Incorporated by Reference to Exhibit 4.5 on Form 10-Q of Apparel
            Retailers, Inc., dated October 28, 1995).

     *4.22  Indenture by and between Specialty Retailers, Inc. and The    --
            First National Bank of Boston, as Trustee, relating to the 11% Series C and Series D Senior Subordinated Notes due
            2003 of Specialty Retailers, Inc. dated July 27, 1995
            (including form of note), (Incorporated by Reference to Exhibit 4.1 on Form 10-Q of Apparel Retailers, Inc., dated October 28, 1995).

     *4.23  Amended and Restated Pooling and Servicing Agreement by       --
            and among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc. and Bankers Trust (Delaware) dated as of
            August 11, 1995 (Incorporated by Reference to Exhibit 4.6 on Form 10-Q of Apparel Retailers, Inc., dated October 28,
            1995).

     *4.24  Series 1995-1 Supplement by and among SRI Receivables         --
            Purchase Co., Inc., Specialty Retailers, Inc. and Bankers
            Trust (Delaware) on behalf of the Series 1995-1
            Certificateholders dated as of August 11, 1995
            (Incorporated by Reference to Exhibit 4.7 on Form 10-Q of Apparel Retailers, Inc., dated October 28, 1995).

     *4.25  Amended and Restated Receivables Purchase Agreement among     --
            SRI Receivables Purchase Co., Inc. and Originators dated as of August 11, 1995 (Incorporated by Reference to
            Exhibit 4.8 on Form 10-Q of Apparel Retailers, Inc., dated October 28, 1995).

     *4.26  Certificate Purchase Agreement among SRI Receivables          --
            Purchase Co., Inc., Specialty Retailers, Inc. and the
            Certificate Purchaser dated as of August 11, 1995
            (Incorporated by Reference to Exhibit 4.9 on Form 10-Q of Apparel Retailers, Inc., dated October 28, 1995).

     *4.27  First Amendment to the Series 1993-2 Supplement and           --
            Revolving Certificate Purchase Agreement by and among
            Specialty Retailers, Inc., SRI Receivables Purchase Co.,
            Inc., Bankers Trust (Delaware) as Trustee for the SRI
            Receivables Master Trust, the financial institutions parties thereto and National Westminster Bank Plc, New
            York branch dated as of August 11, 1995 (Incorporated by Reference to Exhibit 4.10 on Form 10-Q of Apparel
            Retailers, Inc., dated October 28, 1995).

    *10.1   Purchase Agreement dated July 22, 1993 by and among           --
            Apparel Retailers, Inc., Specialty Retailers, Inc.,
            Donaldson, Lufkin & Jenrette Securities Corporation and
            Bear, Stearns & Co. Inc. relating to the sale of Apparel Retailers, Inc. 12 3/4% Senior Discount Debentures due
            2005 (Incorporated by Reference to Exhibit 10.1 of
            Registration No. 33-68258 on Form S-4).

    *10.2   Registration Rights Agreement dated August 2, 1993 by and     --
            among Apparel Retailers, Inc., Donaldson, Lufkin &
            Jenrette Securities Corporation and Bear, Stearns &
            Co.Inc. relating to the sale of Apparel Retailers, Inc.
            12 3/4% Senior Discount Debentures due 2005 (Incorporated by Reference to Exhibit 10.2 of Registration No. 33-68258 on Form S-4).

    *10.3   Senior Management Agreement and Stock Option Agreement        --
            between Specialty Retailers, Inc., Bain Venture Capital, Citicorp Venture Capital, Ltd., and Bernard Fuchs, dated as of May 26, 1989 (Incorporated by Reference to Exhibit
            10.8 of Registration No. 33-27714 on Form S-1) and
            Amendment to Senior Management Agreement and Stock Option Agreement dated February 1, 1993 (Incorporated by
            Reference to Exhibit 10.3 of Registration No. 33-68258 on
            Form S-4).

    *10.4   Equity Stock Purchase Agreement by and among Specialty        --
            Retailers, Inc., Tyler Capital Fund, L.P. Tyler
            Massachusetts, L.P., Tyler International, L.P.-I, Tyler International, L.P.-II, Bain Venture Capital, Citicorp
            Capital Investors, Ltd., Acadia Partners, L.P., Drexel
            Burnham Lambert Incorporated, and certain other
            Purchasers, dated as of December 28, 1988 (Incorporated by Reference to Exhibit 10.9 of Registration No. 33-27714 on
            Form S-1) and Amendments to Equity Stock Purchase
            Agreement dated September 21, 1992 and August 2, 1993
            (Incorporated by Reference to Exhibit 10.4 of Registration
            No. 33-68258 on Form S-4).

    *10.5   Registration Agreement by and among Specialty Retailers,      --
            Inc., Tyler Capital Fund, L.P. Tyler Massachusetts, L.P.,
            Tyler International, L.P.-I, Tyler International, L.P.-II,
            Bain Venture Capital, Citicorp Capital Investors, Ltd.,
            Acadia Partners, L.P., Drexel Burnham Lambert
            Incorporated, and certain other Purchasers, dated as of December 29, 1988 (Incorporated by Reference to Exhibit
            10.10 of Registration No. 33-27714 on Form S-1) and
            Amendment to Registration Agreement dated August 2, 1993 (Incorporated by Reference to Exhibit 10.5 of Registration
            No. 33-68258 on Form S-4).

    *10.6   Lease Agreement between PR Investments and Palais Royal,      --
            Inc., dated as of August 2, 1982 (Incorporated by
            Reference to Exhibit 10.11 of Registration No. 33-27714 on
            Form S-1).

    *10.7   Lease Agreement between PR Investments and Palais Royal,      --
            Inc., dated as of March 15, 1979, as amended (Incorporated by Reference to Exhibit 10.12 of Registration No. 33-27714 on Form S-1).

    *10.8   Lease Agreement between PR Investments and Palais Royal,      --
            Inc., dated as of November 7, 1978, as amended
            (Incorporated by Reference to Exhibit 10.13 of
            Registration No. 33-27714 on Form S-1).

    *10.9   Lease Agreement between PR Investments and Palais Royal,      --
            Inc., dated October 4, 1983, as amended (Incorporated by Reference to Exhibit 10.14 of Registration No. 33-27714 on
            Form S-1).

    *10.10  Lease Agreement between PR Investments and Palais Royal,      --
            Inc., dated as of December 21, 1983, as amended
            (Incorporated by Reference to Exhibit 10.15 of
            Registration No. 33-27714 on Form S-1).

    *10.11  Lease Agreement between PR Investments and Palais Royal,      --
            Inc., dated as of March 21, 1985, as amended (Incorporated by Reference to Exhibit 10.16 of Registration No. 33-27714 on Form S-1).

    *10.12  Lease Agreement between PR Investments and Palais Royal,      --
            Inc., dated as of November 22, 1985, as amended
            (Incorporated by Reference to Exhibit 10.17 of
            Registration No. 33-27714 on Form S-1).

    *10.13  Apparel Retailers, Inc. Stock Option Plan (Incorporated       --
            by Reference to Exhibit 10.13 to Registration No. 33-68258 on Form S-4).

    *10.14  Form of Stock Option Agreement between Apparel Retailers,
            Inc. and Executive to be named therein (Incorporated by
            Reference to Exhibit 10.14 to Registration No. 33-68258       --
            on Form S-4).

    *10.15  Form of Management Agreement by and among Specialty           --
            Retailers, Inc., the Bain Entities, Citicorp Venture
            Capital, Ltd. and Executive to be named therein
            (Incorporated by Reference to Exhibit 10.22 of
            Registration No. 33-32045 on Form S-1) and Form of First Amendment (Incorporated by Reference to Exhibit 10.15 to Registration No. 33-68258 on Form S-4).

    *10.16  Professional Services Agreement between Specialty             --
            Retailers, Inc. and Bain Capital Partners (Incorporated by Reference to Exhibit 10.21 of Registration No. 33-54504 on
            Form S-1).

    *10.17  Employment Agreement between Specialty Retailers, Inc.        --
            and Carl E. Tooker dated June 9, 1993 (Incorporated by
            Reference to Exhibit 10.17 to Registration No. 33-68258 on
            Form S-4).

    *10.18  Stock Option Agreement between Specialty Retailers, Inc.      --
            and Carl E. Tooker dated June 9, 1993 (Incorporated by
            Reference to Exhibit 10.18 to Registration No. 33-68258 on
            Form S-4).

    *10.19  Purchase agreement dated September 2, 1994 by and among       --
            Palais Royal, Inc. and Beall-Ladymon Corporation relating to the sale of certain assets of Beall-Ladymon Corporation (Incorporated by Reference to Exhibit 10.1 on Form 10-Q of Apparel Retailers, Inc., dated July 30, 1994).

    *10.20  Purchase Agreement dated July 20, 1995 by and among           --
            Specialty Retailers, Inc., Donaldson, Lufkin & Jenrette Securities Corporation, relating to the sale of the Company's 11% Series C Senior Subordinated Notes due 2003 (Incorporated by Reference to Exhibit 10.1 on Form 10-Q of Apparel Retailers, Inc., dated October 28, 1995).

    *10.21  Registration Rights Agreement dated July 27, 1995 by and      --
            between Specialty Retailers, Inc. and Donaldson, Lufkin & Jenrette Securities Corporation, relating to the sale of the Company's 11% Series C Senior Subordinated Notes due
            2003 (Incorporated by Reference to Exhibit 10.2 on Form
            10-Q of Apparel Retailers, Inc., dated October 28, 1995).

    *10.22  Employment Agreement between Mark Shulman and Specialty       --
            Retailers, Inc., dated as of January 8, 1994 (Incorporated by Reference to Exhibit 10.1 on Form 10-Q of Apparel
            Retailers, Inc., dated April 29, 1995).

    *10.23  Stock Option Agreement between Mark Shulman and Apparel       --
            Retailers, Inc., dated as of January 31, 1994
            (Incorporated by Reference to Exhibit 10.2 on Form 10-Q of Apparel Retailers, Inc., dated April 29, 1995).

    *10.24  Employment Agreement between James Marcum and Specialty       --
            Retailers, Inc., dated as of May 15, 1995 (Incorporated by Reference to Exhibit 10.3 on Form 10-Q of Apparel
            Retailers, Inc., dated April 29, 1995).

    *10.25  Employment Agreement between Stephen Lovell and Specialty     --
            Retailers, Inc., dated as of May 19, 1995 (Incorporated by Reference to Exhibit 10.4 on Form 10-Q of Apparel
            Retailers, Inc., dated April 29, 1995).

   **10.26  Agency Agreement between Specialty Retailers, Inc. and        --
            Palais Royal, Inc. dated January 29, 1995.

   **12.1   Statement Regarding Computation of Ratio of Earnings to       --
            Fixed Charges.

    *21.1   List of Registrant's Subsidiaries (Incorporated by            --
            Reference to Exhibit 21.1 to Registration No. 33-68258 on
            Form S-4).
- ------------
*    Previously Filed
**   Filed Herewith