Form 10-Q
period 1996-05-04
STAGE STORES INC
filed 1996-06-12
CIK 6885

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


      (MARK ONE)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended May 4, 1996

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _____________ to _____________

                         Commission file number 33-68258

                               STAGE STORES, INC.
                       (FORMERLY APPAREL RETAILERS, INC.)
             (Exact name of registrant as specified in its charter)


               DELAWARE                                  76-0407711
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

   10201 MAIN STREET, HOUSTON, TEXAS                        77025
(Address of principal executive offices)                 (Zip Code)

                                 (713) 667-5601
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock outstanding as of June 6, 1996 was 11,610,552 shares of Common Stock and 1,468,750 shares of Class B Common Stock.

                               STAGE STORES, INC.
                       (FORMERLY APPAREL RETAILERS, INC.)
                      CONSOLIDATED CONDENSED BALANCE SHEET
              (in thousands, except par value and number of shares)

                                                        February 3,     May 4,
                                                           1996         1996
                                                         ---------    ---------
                                                                     (unaudited)
                    ASSETS
                    ------
Cash and cash equivalents ............................   $  20,273    $  10,412
Accounts receivable ..................................      65,740       50,587
Merchandise inventories ..............................     150,032      166,303
Prepaid expenses and other current assets ............      24,457       23,452
                                                         ---------    ---------
      Total current assets ...........................     260,502      250,754

Property, equipment and leasehold improvements, net ..      93,118       96,901
Goodwill, net ........................................      30,876       30,606
Other assets .........................................      27,837       28,351
                                                         ---------    ---------
                                                         $ 412,333    $ 406,612
                                                         =========    =========

     LIABILITIES AND STOCKHOLDERS' DEFICIT
     -------------------------------------
Accounts payable .....................................   $  41,494    $  41,153
Accrued interest .....................................      12,327        6,580
Accrued expenses and other current liabilities .......      33,197       27,272
Accrued taxes, other than income taxes ...............       3,376        4,083
                                                         ---------    ---------
      Total current liabilities ......................      90,394       79,088

Long-term debt .......................................     335,839      339,467
Related party debt ...................................      44,200       44,200
Other long-term liabilities ..........................      14,214       13,495
                                                         ---------    ---------
      Total liabilities ..............................     484,647      476,250
                                                         ---------    ---------

Preferred stock, par value $1.00, non-voting,
  2,500 shares authorized, no shares
  issued or outstanding ..............................        --           --
Common stock, par value $0.01, 15,000,000 shares
  authorized, 11,470,902 and 11,600,702 shares
  issued and outstanding, respectively ...............         115          116
Class B common stock, par value $0.01, non-voting,
  1,500,000 shares authorized, 1,468,750 shares
  issued and outstanding .............................          15           15
Additional paid-in capital ...........................       3,793        3,816
Accumulated deficit ..................................     (76,237)     (73,585)
                                                         ---------    ---------
   Stockholders' deficit .............................     (72,314)     (69,638)
                                                         ---------    ---------
Commitments and contingencies ........................        --           --
                                                         ---------    ---------
                                                         $ 412,333    $ 406,612
                                                         =========    =========

         The accompanying notes are an integral part of this statement.

                               STAGE STORES, INC.
                       (FORMERLY APPAREL RETAILERS, INC.)
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                    (in thousands, except earnings per share)
                                   (unaudited)

                                                   For the three months ended,
                                                 ------------------------------
                                                 April 29, 1995     May 4, 1996
                                                 --------------     -----------

Net sales ...............................          $ 142,353        $ 163,177
Cost of sales and related buying,
  occupancy and distribution expenses ...            (96,070)        (111,096)
                                                   ---------        ---------
Gross profit ............................             46,283           52,081

Selling, general and
  administrative expenses ...............            (33,816)         (38,878)
Service charge income ...................              2,683            2,913
Store opening and closure costs .........               (315)             (71)
                                                   ---------        ---------
Operating income ........................             14,835           16,045
                                                   ---------        ---------

Interest income .........................                160              126
                                                   ---------        ---------

Interest expense:
  Related party .........................             (1,037)          (1,117)
  Other .................................             (9,235)         (10,128)
  Amortization of debt issue costs ......               (452)            (469)
                                                   ---------        ---------
                                                     (10,724)         (11,714)
                                                   ---------        ---------


Income before income tax ................              4,271            4,457
Income tax expense ......................             (1,833)          (1,805)
                                                   ---------        ---------
Net income ..............................          $   2,438        $   2,652
                                                   =========        =========



EARNINGS PER COMMON SHARE DATA:

Earnings per common share ...............          $    0.18        $    0.20
                                                   =========        =========
Weighted average common shares
  outstanding ...........................             13,399           13,367
                                                   =========        =========

         The accompanying notes are an integral part of this statement.

                               STAGE STORES, INC.
                       (FORMERLY APPAREL RETAILERS, INC.)
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                              For the three months ended,
                                                                              ---------------------------
                                                                                  April 29,    May 4,
                                                                                    1995        1996
                                                                                  --------    --------
 CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income ..................................................................   $  2,438    $  2,652
                                                                                  --------    --------
  Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation and amortization .............................................      2,700       3,149
    Deferred income taxes .....................................................     (1,099)       (958)
    Accretion of discount .....................................................      3,300       3,768
    Amortization of debt issue costs ..........................................        452         469
    Changes in operating assets and liabilities:
      Decrease in accounts receivable .........................................     11,523      11,453
      Increase in merchandise inventories .....................................    (27,582)    (16,271)
      (Increase) decrease in other assets .....................................       (872)        404
      Increase in accounts receivable sold ....................................     10,300       3,700
      Decrease in accounts payable and accrued liabilities ....................     (7,399)    (11,581)
                                                                                  --------    --------
        Total adjustments .....................................................     (8,677)     (5,867)
                                                                                  --------    --------
      Net cash used in operating activities ...................................     (6,239)     (3,215)
                                                                                  --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to property, equipment and leasehold improvements .................    (12,495)     (6,449)
                                                                                  --------    --------
      Net cash used in investing activities ...................................    (12,495)     (6,449)
                                                                                  --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from:
    Common stock ..............................................................         61          34
  Payments on:
    Long-term debt ............................................................       (115)       (125)
    Redemption of common stock ................................................       --           (14)
    Additions to debt issue costs .............................................       (223)        (92)
                                                                                  --------    --------
      Net cash used in financing activities ...................................       (277)       (197)
                                                                                  --------    --------

      Net decrease in cash and cash equivalents ...............................    (19,011)     (9,861)

  Cash and cash equivalents:
    Beginning of year .........................................................     28,593      20,273
                                                                                  --------    --------
    End of year ...............................................................   $  9,582    $ 10,412
                                                                                  ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid ...............................................................   $ 12,205    $ 13,207
                                                                                  ========    ========

  Income taxes paid ...........................................................   $  1,800    $  5,883
                                                                                  ========    ========


         The accompanying notes are an integral part of this statement.

                               STAGE STORES, INC.
                       (FORMERLY APPAREL RETAILERS, INC.)
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                    (in thousands, except numbers of shares)
                                   (unaudited)

                                                          Common Stock
                                        -----------------------------------------------------
                                                                             Class B
                                                                     ------------------------   Additional
                                            Shares                      Shares                   Paid-in    Accumulated
                                         Outstanding       Amount     Outstanding     Amount     Capital      Deficit       Total
                                        --------------   ----------  -------------   --------  -----------  ------------  ---------

 Balance, February 3, 1996 ............    11,470,902     $     115     1,468,750     $    15   $   3,793    $ (76,237)   $ (72,314)

 Net income ...........................            --            --            --          --          --        2,652        2,652
 Vested compensatory stock options ....            --            --            --          --           4           --            4
 Issuance of stock ....................       132,510             1            --          --          33           --           34
 Retirement of stock ..................        (2,710)           --            --          --         (14)          --          (14)
                                        ==============   ==========  =============   ========   =========    =========    =========
 Balance, May 4, 1996 .................    11,600,702     $     116     1,468,750     $    15   $   3,816    $ (73,585)   $ (69,638)
                                        ==============   ==========  =============   ========   =========    =========    =========

         The accompanying notes are an integral part of this statement.

                               STAGE STORES, INC.
                       (FORMERLY APPAREL RETAILERS, INC.)
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

         1. The accompanying unaudited consolidated condensed financial statements of Stage Stores, Inc. (formerly Apparel Retailers, Inc.), have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Those adjustments, which include only normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended February 3, 1996 filed with Stage Stores, Inc.'s ("Stage Stores") Annual Report on Form 10-K. Certain reclassifications have been made to prior year amounts to conform with the current year presentation. The fiscal years discussed herein end on the Saturday nearest to January 31 in the following calendar year. For example, references to "1996" mean the fiscal year ended February 1, 1997.

         Stage Stores conducts its business exclusively through it's wholly-owned subsidiary Specialty Retailers, Inc. ("SRI"), which operated 268 family apparel stores in the central United States as of May 4, 1996. Stage Stores has no operations of its own, with its primary asset being the common stock of SRI. Stage Stores and SRI are collectively referred to herein as the "Company".

         2. Under the accounts receivable securitization program implemented in 1993 (the "Accounts Receivable Program"), an indirect wholly-owned subsidiary of the Company, SRI Receivables Purchase Co., Inc. ("SRPC") purchases the accounts receivable generated under the Company's private label credit card program. Such accounts receivable are in turn transferred to a master trust (the "Trust") which has issued certain certificates representing undivided interests in the Trust. SRPC owns an undivided interest in the accounts receivable not supporting the certificates issued by the Trust (the "Retained Interest"). SRPC is a separate corporate entity from the Company and SRPC's creditors have a claim on its assets prior to those assets becoming available to any creditor of the Company.

         3. On June 3, 1996, Palais Royal, Inc., an indirect, wholly-owned subsidiary of Stage Stores, completed its acquisition of Uhlmans Inc. ("Uhlmans") for $28.7 million, including the repayment of certain debt of Uhlmans. Uhlmans, which operates 34 family apparel stores located in Ohio, Michigan and Indiana, had sales of $59.7 million and net income of $0.6 million for the year ended February 3, 1996. The Company plans to operate the majority of the acquired locations under the "Stage" banner following a brief conversion period. The Company filed a Current Report on Form 8-K on May 9, 1996 related to this transaction.

         The Company financed its acquisition of Uhlmans through the issuance of $30.0 million in aggregate principal amount of 12.5% Trust Certificate-Backed Notes Due 2000 (the "SRPC Notes"). Interest on the SRPC Notes is payable semi-annually on June 15 and December 15 of each year, commencing December 15, 1996 from amounts otherwise received by SRPC from its Retained Interest. Principal repayments are anticipated to commence on December 1, 1999.

         4. During the first quarter of 1996, the Company adopted Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"), and Statement of Financial Accounting Standard No. 123, Accounting for Stock Based Compensation ("SFAS 123"). Neither the adoption of SFAS 121 or SFAS 123 had a material effect on the Company's financial position or it's results of operations. With the adoption of SFAS 123, the Company continues to measure compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and will provide pro forma disclosures of net income and earnings per share as if the market value based method prescribed by SFAS 123 had been applied in measuring compensation expense in its annual financial statements.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   Overview. The Company operates the store of choice for well known national brand name family apparel in over 200 small towns and communities across the central United States. The Company has recognized the high level of brand awareness and demand for fashionable, quality apparel by consumers in small markets and has identified these markets as a profitable and underserved niche. The Company has developed a unique franchise focused on small markets, differentiating itself from the competition by offering a broad range of merchandise with a high level of customer service in convenient locations.

   In recent years, the Company has undertaken several initiatives to realize the full potential of its unique franchise in small markets, including (i) recruiting a new senior management team, (ii) embarking on a store expansion program to capitalize on available opportunities in new markets through new store openings and strategic acquisitions, (iii) continuing to refine the Company's retailing concept and (iv) closing unprofitable stores. As a result of these initiatives, the lower operating costs of small market stores, the benefits of economies of scale and its highly automated facilities and sophisticated information systems, the Company has among the highest operating income margins in the apparel retailing industry.

   Recent Acquisitions. The Company acquired forty-five stores from Beall-Ladymon in 1994 and subsequently reopened the stores in the first quarter of 1995 under the Stage name. In 1993, the year prior to their acquisition, the Beall-Ladymon stores generated sales and store contribution of approximately $53.4 million and $3.8 million, respectively, whereas the newly opened Stage stores in the same locations generated sales and store contribution for the twelve months ended May 4, 1996 of $93.1 million and $13.1 million respectively, increases of 74% and 245% respectively. The Company believes that the following key strengths have contributed to its successful expansion and acquisition plan: (i) ability to operate profitably in smaller markets, (ii) benefits of strong vendor relationships, (iii) effective merchandising strategy, (iv) focused marketing strategy, (v) benefits of proprietary credit card program, (vi) emphasis on customer service, and (vii) sophisticated operating and information systems.

   On June 3, 1996 the Company consummated the acquisition of Uhlmans for $28.7 million, including the repayment of certain indebtedness of Uhlmans. For the year ended February 3, 1996, Uhlmans had net sales of $59.7 million and operating income of $2.2 million. The Company is in the process of implementing a consolidation program to absorb the Uhlmans general office functions, including accounting, data processing, merchandising, personnel, credit and distribution into similar functions provided by the Company. The Company estimates that through the Uhlmans Consolidation Plan, cost savings of $4.0 million can be realized from the elimination of duplicative central, administrative and distribution functions. In addition to any improvements in operating results that may be achieved through the opportunity to expand the business above its historical levels, the Company believes it should be able to receive better pricing and vendor participation programs on the merchandise it purchases for the acquired stores given the Company's historical ability to negotiate better pricing structures with its vendors as compared to those historically obtained by Uhlmans. Additionally, the Company intends to introduce certain expanded merchandise categories in the acquired stores such as footwear, which Uhlmans has historically offered in only certain stores. Finally, the Company believes it should be able to increase the penetration of the Company's proprietary credit card as compared to historical levels since Uhlmans had not aggressively promoted its proprietary credit card.

   Store Closure Plan. During the fourth quarter of 1994, the Company approved the store closure plan the ("Store Closure Plan") which provided for the closure of forty underperforming Fashion Bar stores. These stores were primarily located in major regional malls within the Denver area. Management determined that the merchandising strategy and market positions of such stores were not compatible with the Company's overall strategy. Accordingly, the Company accrued $5.2 million for the expected costs associated with the Store Closure Plan during 1994. The Store Closure Plan was substantially completed in 1995.

   Accounts Receivable Program. Pursuant to the Accounts Receivable Program, the Company sells, on a daily basis, substantially all of the accounts receivable generated from purchases by the holders of the Company's proprietary credit card to SRPC. SRPC is a separate limited-purpose subsidiary that is operated in a manner intended to ensure that its assets and liabilities are distinct from those of the Company and its other affiliates so that SRPC's creditors have a claim on its assets prior to such assets becoming available to any creditor of the Company. SRPC sells, on a daily basis, the accounts receivable purchased from the Company to the Trust in exchange for cash or a certificate representing an undivided interest in the Trust. The Company's Retained Interest at May 4, 1996 was $48.6 million, which represented 22.3% of total receivables outstanding in the Trust. The remaining interest in the Trust is held by third-party investors. The Retained Interest is effectively subordinated to the interests of such third-party investors, and is pledged to secure the SRPC Notes.

   Prior to the implementation of the Accounts Receivable Program in 1993, operating income included all service charge income and servicing costs attributable to the Company's accounts receivable and credit card operations. The cost of financing the Company's accounts receivable was included in interest expense. Subsequent to the implementation of the Accounts Receivable Program, service charge income only includes the amount of service charge income attributable to the Company's Retained Interest. Additionally, the Company's selling, general and administrative expenses are decreased or increased by a gain or loss, respectively, on the sale of receivables to the Trust. This gain or loss is calculated based upon the present value of the projected cash receipts from the receivables sold to the Trust (primarily service charge income) and reduced by the projected payments of returns to the holders of the Trust Certificates, and projected credit expenses. Selling, general and administrative expenses are also affected by adjustments to previously recorded gains and losses. Bad debt expenses on the Company's entire portfolio were reflected in selling, general and administrative expenses prior to the adoption of the Accounts Receivable Program. Under the Accounts Receivable Program, bad debt expenses remain effectively included in selling, general and administrative expenses because they directly affect the profitability of the Accounts Receivable Program.

   The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements included elsewhere herein.

RESULTS OF OPERATIONS

   Because of the 53-week year in 1995, the Company's quarterly accounting periods for 1996 occur one week later than their 1995 counterparts. Other factors being equal, this calendar shift, combined with the timing of the Company's promotional events and holidays, is likely to affect year-to-year comparable store performance for 1996 favorably in the second quarter and unfavorably in the third and the fourth quarters.

   Sales for the first quarter of 1996 increased 14.6% to $163.2 million from $142.4 million in the comparable period of 1995. The increase was due to a $13.0 million increase in sales from stores opened during 1996 and 1995 combined with a 7.4% increase in comparable store sales excluding stores in the Store Closure Plan and 6.5% including such stores. The significant increase in comparable store sales was primarily attributable to strong performance at the Company's Bealls stores combined with a one-week shift in the comparable calendar period due to the 53-week year in 1995.

   Gross profit increased 12.5% to $52.1 million for the first quarter of 1996, from $46.3 million in the comparable period of 1995. Gross profit as a percent of sales for the first quarter of 1996 declined to 31.9% compared to 32.5% for the comparable period in 1995 due to the favorable impact of vendor discount programs to support the opening of 51 new stores during the first quarter of 1995 (as compared to 11 new store openings in the first quarter of 1996) combined with lower markdowns experienced by these stores during their first quarter of operations, as is generally the case with newly opened stores. Such impact was offset in part by the benefits due to the application of fixed buying, occupancy and distribution costs over a larger sales base in 1996.

   Selling, general and administrative expenses as a percentage of sales remained unchanged at 23.8% despite the inclusion of a $0.8 million reversal of a litigation reserve as a result of a favorable court ruling in the first quarter of 1995 and an increase in the general level of bad debt expense associated with the Company's proprietary credit card programs during the first quarter of 1996. These were offset by the benefits of applying the Company's selling, general and administrative expenses to a larger sales volume. Without the reversal of the litigation reserve, selling, general and administrative expenses as a percent of sales for the first quarter of 1995 would have been 24.3%. Selling, general and administrative expenses for the first quarter of 1996 increased by 15.0% to $38.9 million from $33.8 million for the comparable period in 1995.

   Service charge income for the first quarter of 1996 increased 7.4% to $2.9 million from $2.7 million for the comparable period in 1995. Service charge income increased due to the increased yield on the accounts receivable portfolio resulting primarily from an increase in the late fee charges applied to delinquent payments.

   Operating income increased 8.2% in 1996 as compared to the first quarter of 1995 due to the factors described above.

   Interest expense for the first quarter of 1996 increased 9.3% to $11.7 million from $10.7 million for the comparable period in 1995. The increase was due to an increase in the accretion on the Senior Discount Debentures as well as the issuance of $18.3 million of 11% Series D Senior Subordinated Notes in August 1995 (the "Series D Senior Subordinated Notes").

   As a result of the foregoing, the Company's net income for the first quarter of 1996 increased by 12.5% to $2.7 million from $2.4 million for the comparable period in 1995.

SEASONALITY AND INFLATION

   The Company's business is seasonal and its quarterly sales and profits traditionally are lower during the first three quarters and higher during the fourth quarter (November through January). In addition, working capital requirements fluctuate throughout the year, increasing substantially in October and November in anticipation of the holiday season due to requirements for significantly higher inventory levels.

                                           1995                       1996
                        -----------------------------------------   --------
                           Q1         Q2         Q3         Q4         Q1
                        -------    -------    -------     -------   --------
                          (dollars in thousands)

Net sales              $142,353   $154,578   $159,161    $226,532   $163,177
Gross profit (1)         46,283     46,555     48,659      72,780     52,081
Operating income         14,835     11,074      9,724      25,853     16,045
Quarters'
  operating income
  as a percent of
  annual income              24%        18%        16%         42%       --
Net income                2,438        221       (899)      8,970      2,652
- ------------
(1) The Company states its inventories at the lower of cost or market, cost being determined on the last-in first-out method. See Note 1 to the Company's Consolidated Financial Statements.

The Company does not believe that inflation had a material effect on its results of operations during the past two years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

LIQUIDITY AND CAPITAL RESOURCES

   At May 4, 1996, the Company's consolidated long-term debt included $130.0 million of Senior Notes, $116.6 million of Senior Subordinated Notes, Senior Discount Debentures with an accreted value of $113.4 million, and certain other debt.

   On June 3, 1996, the Company purchased Uhlmans for approximately $28.7 million including the repayment of certain existing indebtedness of Uhlmans. The Company, through SRPC, issued $30.0 million in aggregate principal amount of SRPC Notes on May 30, 1996. The SRPC Notes are secured by the Company's Retained Interest. Interest on the SRPC Notes is payable semi-annually on June 15 and December 15 of each year, commencing December 15, 1996 from amounts received by SRPC from its Retained Interest. The scheduled amortization of principal will commence in December 1999 and is subject to the collection experience regarding the receivables underlying the Trust Certificates at that time. The Company issued the SRPC Notes to finance the Uhlmans Acquisition. The issuance of the SRPC Notes does not impact the ability of the Company to issue additional certificates under the Accounts Receivable Program to third-party investors.

   Total working capital of $171.6 million at May 4, 1996 remained essentially unchanged from February 3, 1996, although the components of working capital including cash, inventory and accounts receivable varied. Merchandise inventories increased and cash decreased primarily due to the seasonal build in inventories and the opening of eleven stores during the first quarter of 1996. Accounts receivable decreased $15.2 million during the first quarter of 1996 as a result of the seasonal liquidation of accounts receivable generated during the Christmas season.

   The Company's primary capital requirements are for working capital, debt service and capital expenditures. Based upon the current capital structure, management anticipates interest payments to be approximately $5.8 million higher than the 1995 level during 1996 and 1997 due to the issuance of the Series D Senior Subordinated Notes and the SRPC Notes. Generally, capital expenditures are for new store openings, remodeling of existing stores and customary store maintenance. Capital expenditures decreased to $6.4 million or 48.4% from $12.5 million for the comparable period of 1995 as a result of opening eleven new stores during the first quarter of 1996 compared to fifty-one new stores during the first quarter of 1995. Management expects capital expenditures to be approximately $28.0 million during 1996 consisting primarily of the opening of thirty-five new stores, the conversion of all of the Uhlmans stores to Stage stores, routine store maintenance, store remodels and renovations at the corporate headquarters. Required aggregate principal payments on debt total $2.4 million during 1996 and 1997.

   The Company's short-term liquidity needs are provided by (i) existing cash balances, (ii) operating cash flows, (iii) the Accounts Receivable Program which provides a source of funds from the sale of accounts receivable to the Trust and (iv) the Revolving Credit Agreements (as defined below). The Company expects to fund its long-term liquidity needs from cash flow from operations, through the issuance of debt and/or equity securities, the securitization of its accounts receivable and bank borrowings.

   The Company has a revolving credit agreement with a bank (the "Revolving Credit Agreement") under which it may draw up to $25.0 million. Of this amount, $15.0 million may be used to support letters of credit. As of May 4, 1996, no borrowings were outstanding under the Revolving Credit Facility As of May 4, 1996, no borrowings were outstanding under the Revolving Credit Agreement. As of May 4, 1996, $8.5 million of the total commitment was used to collateralize letters of credit resulting in available funds of $16.5 million. The Company also has a separate agreement with the bank under which it may borrow an additional $10.0 million for seasonal working capital needs (the "Seasonal Credit Agreement" and together with the Revolving Credit Agreement, the "Revolving Credit Agreements"). Funds are available under the Seasonal Credit Agreement from August 15 through January 15 of each calendar year (the "Seasonal Period"). The Revolving Credit Agreements are available through February 3, 1998. During 1995, the availability under the Revolving Credit Agreement was never less than $4.5 million. During the Seasonal Period, the availability under the Revolving Credit Agreements was never less than $11.5 million.

   Since its inception, the Trust has issued $165.0 million of term certificates and a $40.0 million revolving certificate (collectively, the "Trust Certificates") representing undivided interests in the Trust. The holder of the revolving certificate agreed to purchase interests in the Trust equal to the amount of accounts receivable in the Trust above the level required (aggregating $205.3 million at May 4, 1996) to third-party investors to support the term certificates, up to a maximum of $40.0 million. If receivable balances in the Trust fall below the level required to support the term certificates and revolving certificates, certain principal collections may be retained in the Trust until such time as the accounts receivable balances exceed the amount of accounts receivable required to support the Trust Certificates and any required transferor's interest. SRPC receives distributions from the Trust of cash in excess of amounts required to satisfy the Trust's obligations to third-party investors on the Trust Certificates. Cash so received by SRPC may be used to purchase additional accounts receivable from, or make distributions to, the Company after SRPC has satisfied its obligations on the SRPC Notes. As of May 4, 1996, the outstanding balance under the revolving certificate was $3.7 million. The Trust may issue additional series of certificates from time to time on various terms. Terms of any future series will be determined at the time of issuance.

RECENT ACCOUNTING PRONOUNCEMENTS

   During the first quarter of 1996, the Company adopted SFAS 121 and SFAS
123. Neither the adoption of SFAS 121 or SFAS 123 had a material impact on the Company's financial position or results of operations. With the adoption of SFAS 123, the Company continues to measure compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and will provide pro forma disclosures of net income and earnings per share as if the fair value based method prescribed by SFAS 123 had been applied in measuring compensation expense in its annual financial statements.

                               STAGE STORES, INC.
                       (FORMERLY APPAREL RETAILERS, INC.)

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

      None.

 ITEM 2. CHANGES IN SECURITIES

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         EXHIBITS

          4.1 Form of Indenture among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc., as Administrative Agent, and Bankers Trust Company, as Trustee and Collateral Agent, relating to the 12.5% Trust Certificate-Backed Notes of SRI Receivables Purchase Co., Inc. (including form of note).

          4.2 First Amendment to Amended and Restated Pooling and Servicing Agreement by and among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc. and Bankers Trust (Delaware), dated as of May 30, 1996.

          4.3 Amended and Restated Series 1993-1 Supplement among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc. and Bankers Trust (Delaware) dated as of May 30, 1996.

          4.4 Amended and Restated Series 1993-2 Supplement among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc. and Bankers Trust (Delaware) dated as of May 30, 1996.

          4.5 First Amendment to the Series 1993-2 Supplement and Revolving Certificate Purchase Agreement by and among Specialty Retailers, Inc., SRI Receivables Purchase Co., Inc., Bankers Trust (Delaware) as Trustee for the SRI Receivables Master Trust, the financial institutions parties thereto and National Westminster Bank Plc, New York branch dated as of August 11, 1995.

          4.6 Amended and Restated Series 1995-1 Supplement by and among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc. and Bankers Trust (Delaware) on behalf of the Series 1995-1 Certificateholders dated as of May 30, 1996.

          4.7 Amended and Restated Receivables Purchase Agreement among SRI Receivables Purchase Co., Inc. and Originators dated as of May 30, 1996.

          4.8 Seventh Amendment dated February 1, 1996 to Revolving Credit Agreement by and among Specialty Retailers, Inc., Palais Royal, Inc., and the First National Bank of Boston, as agent for itself and other financial institutions dated as of January 28, 1994.

          4.9 Eighth Amendment dated as of May 30, 1996 to Revolving Credit Agreement by and among Specialty Retailers, Inc., Palais Royal, Inc. and The First National Bank of Boston, as agent for itself and other financial institutions dated as of January 28, 1994.

          4.10 Third Amendment dated February 1, 1996 to the seasonal Revolving Credit Agreement by and among Specialty Retailers, Inc., Palais Royal, Inc., and the First National Bank of Boston, as agent for itself and other financial institutions dated March 31, 1995.

          4.11 Fourth Amendment dated as of May 30, 1996 to the seasonal Revolving Credit Agreement by and among Specialty Retailers, Inc., Palais Royal, Inc. and The First National Bank of Boston, as agent for itself and other financial institutions dated as of March 31, 1995.

          10.1 Securities Purchase Agreement dated May 9, 1996 by and among Palais Royal, Inc. a Texas Corporation, Roger S. Vail, Sharon K. Vail, James L. Stainbrook, Melissa A Uhlman, Fred W. Uhlman, Jr., Robert M. Uhlman and Virginia U. Nader relating to the sale of the common stock of Uhlmans, Inc.

         REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              STAGE STORES, INC.
                                              (FORMERLY APPAREL RETAILERS, INC.)



JUNE 12, 1996                                 /s/ CARL E. TOOKER
 (Date)                                       Carl E. Tooker
                                              President and
                                              Chief Executive Officer


JUNE 12, 1996                                 /s/ JAMES A. MARCUM
 (Date)                                       James A. Marcum
                                              Executive Vice President and
                                              Chief Financial Officer