Form 10-Q
period 1996-11-02
STAGE STORES INC
filed 1996-12-17
CIK 6885

================================================================================
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    (MARK ONE)
      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended November 2, 1996

                                       OR

      [   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from                 to

                        Commission file number 000-21011


                               STAGE STORES, INC.
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

The number of shares of common stock outstanding as of December 9, 1996 was 21,927,261 shares of Common Stock and 1,351,967 shares of Class B Common Stock.

================================================================================

                         PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                               STAGE STORES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
              (in thousands, except par value and number of shares)

                                                                 2-Nov-96     3-Feb-96
                                                                 ---------    ---------
                                                                (unaudited)
ASSETS
Cash and cash equivalents ....................................   $  16,443    $  20,273
Accounts receivable ..........................................      59,802       65,740
Merchandise inventories ......................................     214,965      150,032
Prepaid expenses and other current assets ....................      26,119       24,457
                                                                 ---------    ---------
      Total current assets ...................................     317,329      260,502

Property, equipment and leasehold improvements, net ..........     111,088       93,118
Goodwill, net ................................................      47,141       30,876
Other assets .................................................      26,128       27,837
                                                                 ---------    ---------
                                                                 $ 501,686    $ 412,333
                                                                 =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable .............................................   $  72,186    $  41,494
Accrued interest .............................................       8,231       12,327
Accrued expenses and other current liabilities ...............      14,181       33,197
Accrued taxes, other than income taxes .......................       6,631        3,376
                                                                 ---------    ---------
      Total current liabilities ..............................     101,229       90,394

Long-term debt ...............................................     300,824      380,039
Other long-term liabilities ..................................      18,238       14,214
                                                                 ---------    ---------
      Total liabilities ......................................     420,291      484,647
                                                                 =========    =========
Preferred stock, par value $1.00, non-voting,
   2,500 shares authorized, no shares
  issued or outstanding ......................................        --           --
Common stock, par value $0.01, 75,000,000 shares
   authorized, 21,920,346 and 10,866,041 shares
   issued and outstanding, respectively ......................         219          109
Class B common stock, par value $0.01, non-voting,
   3,000,000 shares authorized, 1,351,967 and 1,391,303 shares
   issued and outstanding, respectively ......................          14           14
Additional paid-in capital ...................................     169,950        3,800
Accumulated deficit ..........................................     (88,788)     (76,237)
                                                                 ---------    ---------
   Stockholders' equity (deficit) ............................      81,395      (72,314)
                                                                 ---------    ---------
Commitments and contingencies ................................        --           --
                                                                 ---------    ---------
                                                                 $ 501,686    $ 412,333
                                                                 =========    =========

         The accompanying notes are an integral part of this statement.

                               STAGE STORES, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                    (in thousands, except earnings per share)
                                   (unaudited)

                                              Three Months Ended        Nine Months Ended
                                            ----------------------    ----------------------
                                            2-Nov-96     28-Oct-95    2-Nov-96     28-Oct-95
                                            ---------    ---------    ---------    ---------
Net sales ...............................   $ 182,562    $ 159,161    $ 528,489    $ 456,092
Cost of sales and related buying,
  occupancy and distribution expenses ...     126,354      110,502      363,577      314,595
                                            ---------    ---------    ---------    ---------
Gross profit ............................      56,208       48,659      164,912      141,497

Selling, general and
  administrative expenses ...............      43,071       37,759      121,504      103,512
Store opening and closure costs .........         795        1,176        1,096        2,352
                                            ---------    ---------    ---------    ---------
Operating income ........................      12,342        9,724       42,312       35,633

Interest, net ...........................      12,795       11,215       36,849       32,580
                                            ---------    ---------    ---------    ---------
Income (loss) before income tax and
   extraordinary item ...................        (453)      (1,491)       5,463        3,053
Income tax expense (benefit) ............        (188)        (592)       2,208        1,293
                                            ---------    ---------    ---------    ---------
Income (loss) before extraordinary item .        (265)        (899)       3,255        1,760
Extraordinary item - early retirement
   of debt ..............................     (15,806)        --        (15,806)        --
                                            ---------    ---------    ---------    ---------
Net income (loss) .......................   $ (16,071)   $    (899)   $ (12,551)   $   1,760
                                            =========    =========    =========    =========
Earnings (loss) per common share data:

Earnings (loss) per common share before
   extraordinary item ...................   $   (0.02)   $   (0.07)   $    0.24    $    0.14
Extraordinary item - early retirement
   of debt ..............................   $   (1.12)   $    --      $   (1.19)   $    --
                                            ---------    ---------    ---------    ---------
Earnings (loss) per common share after
   extraordinary item ...................   $   (1.14)   $   (0.07)   $   (0.95)   $    0.14
                                            =========    =========    =========    =========
Weighted average common shares
  outstanding ...........................      14,091       12,715       13,231       12,712
                                            =========    =========    =========    =========

         The accompanying notes are an integral part of this statement.

                               STAGE STORES, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                   Nine Months Ended
                                                                 ----------------------
                                                                 2-Nov-96     28-Oct-95
                                                                 ---------    ---------
Cash flows from operating activities:
  Net income (loss) ..........................................   $ (12,551)   $   1,760
                                                                 ---------    ---------
  Adjustments to reconcile net income to net cash used in
   operating activities:
    Depreciation and amortization ............................      10,029        8,982
    Deferred income taxes ....................................      (2,141)      (2,860)
    Accretion of discount ....................................      10,971       10,275
    Amortization of debt issue costs .........................       1,639        1,395
    Issuance of long-term debt in lieu of interest payment ...        --            147
    Loss on early retirement of debt .........................      15,806         --
    Changes in operating assets and liabilities: .............        --           --
      Decrease in accounts receivable ........................       2,481        2,779
      Increase in merchandise inventories ....................     (55,401)     (62,624)
      Increase in other assets ...............................      (1,530)      (3,568)
      Increase in accounts receivable sold ...................       8,800       20,858
      Increase in accounts payable and accrued liabilities ...      16,223       11,991
                                                                 ---------    ---------
        Total adjustments ....................................       6,877      (12,625)
                                                                 ---------    ---------
      Net cash used in operating activities ..................      (5,674)     (10,865)
                                                                 ---------    ---------
Cash flows from investing activities:

  Increase in restricted investments .........................        --           (100)
   Acquisitions, net of cash acquired ........................     (28,151)        --
   Additions to property, equipment and leasehold improvements     (22,899)     (22,819)
                                                                 ---------    ---------
      Net cash used in investing activities ..................     (51,050)     (22,919)
                                                                 ---------    ---------
Cash flows from financing activities:

  Proceeds from:
    Long-term debt ...........................................      30,000       16,458
    Common stock .............................................     166,202           65
  Payments on:
    Long-term debt ...........................................    (140,526)        (115)
    Redemption of common stock ...............................         (32)         (26)
    Additions to debt issue costs ............................      (2,750)        (794)
                                                                 ---------    ---------
      Net cash provided by financing activities ..............      52,894       15,588
                                                                 ---------    ---------
      Net decrease in cash and cash equivalents ..............      (3,830)     (18,196)

  Cash and cash equivalents:
    Beginning of period ......................................      20,273       28,593
                                                                 ---------    ---------
    End of period ............................................   $  16,443    $  10,397
                                                                 =========    =========

         The accompanying notes are an integral part of this statement.

                               STAGE STORES, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                         Nine Months Ended
                                                                       ---------------------
                                                                       2-Nov-96    28-Oct-95
                                                                       --------    ---------
Supplemental disclosure of cash flow information:

  Interest paid ....................................................   $ 28,224    $ 26,150
                                                                       ========    ========
  Income taxes paid ................................................   $  9,144    $  5,917
                                                                       ========    ========

Supplemental schedule of noncash investing and financing activities:

The Company purchased Uhlmans, Inc. for $28,151 in cash on June 3, 1996. In conjunction with this acquisition, liabilities were assumed as follows:

  Fair value allocated to assets acquired ..........................   $ 35,250
   Cash paid for assets acquired, including acquisition expenses ...    (28,151)
                                                                       --------
  Liabilities assumed ..............................................   $  7,099
                                                                       ========

         The accompanying notes are an integral part of this statement.

                               STAGE STORES, INC.
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                    (in thousands, except numbers of shares)
                                   (unaudited)

                                                          Common Stock
                                     ----------------------------------------------------
                                                                         Class B
                                                                -------------------------  Additional
                                        Shares                     Shares                    Paid-in     Accumulated
                                     Outstanding     Amount     Outstanding     Amount       Capital       Deficit        Total
                                     -----------   -----------  -----------   -----------  -----------   -----------   -----------
Balance, February 3, 1996 ........    10,866,041   $       109    1,391,303   $        14        3,800   $   (76,237)  $   (72,314)

Net income .......................          --            --           --            --           --         (12,551)      (12,551)
Proceeds from stock offering .....    10,750,000           107         --            --        165,799          --         165,906
Vested compensatory stock options           --            --           --            --             90          --              90
Exercise of stock options ........       269,431             3         --            --            293          --             296
Conversion of Class B common stock        39,336          --        (39,336)         --           --            --            --
Retirement of stock ..............        (4,462)         --           --            --            (32)         --             (32)
                                     -----------   -----------  -----------   -----------  -----------   -----------   -----------
Balance, November 2, 1996 ........    21,920,346   $       219    1,351,967   $        14  $   169,950   ($   88,788)  $    81,395
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

         Stage Stores conducts its business exclusively through it's wholly owned subsidiary Specialty Retailers, Inc. ("SRI"). As of November 2, 1996, SRI operated 319 family apparel stores in the central United States. Stage Stores has no operations of its own and its primary asset is the common stock of SRI. Stage Stores and SRI are collectively referred to herein as the "Company".

         2. During October 1996, the Company completed an initial public offering of its common stock. The Company sold 10,750,000 shares at an initial offering price of $16.50 per share. The net proceeds from the offering were approximately $165.9 million after deducting underwriting discounts and expenses related to the transaction. The net proceeds were used primarily to retire the 12 3/4% Senior Discount Debentures due 2000 (the "Senior Discount Debentures"). The remaining proceeds of approximately $22 million are being used for general corporate purposes. As a result of the early retirement of the Senior Discount Debentures, the Company recorded an extraordinary charge of $15.8 million, net of applicable income taxes of $9.7 million.

         Immediately prior to the offering, the Board of Directors approved a .94727 for 1 reverse stock split, the effect of which is reflected in the accompanying financial statements for all periods presented.

         3. Pursuant to the accounts receivable securitization program implemented in 1993 (the "Accounts Receivable Program"), an indirect wholly owned subsidiary of the Company, SRI Receivables Purchase Co., Inc. ("SRPC") purchases the accounts receivable generated by the Company's private label credit card program. Such accounts receivable are transferred to a master trust (the "Trust") which has issued certain certificates to third parties representing undivided interests in the Trust. SRPC owns an undivided interest in the accounts receivable not supporting the certificates issued to third parties by the Trust (the "Retained Interest"). SRPC is a separate corporate entity from the Company and SRPC's creditors have a claim on its assets prior to those assets becoming available to any creditor of the Company.

         4. On June 3, 1996, the Company completed its acquisition of Uhlmans Inc. ("Uhlmans") for $28.2 million, including acquisition expenses and net of cash acquired. Uhlmans, which operated 34 family apparel stores located in Ohio, Michigan and Indiana, had sales of $59.7 million for the year ended February 3, 1996.

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

         5. During the first quarter of 1996, the Company adopted Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS

121"), and Statement of Financial Accounting Standard No. 123, Accounting for Stock Based Compensation ("SFAS 123"). Neither the adoption of SFAS 121 or SFAS 123 had a material effect on the Company's financial position or its results of operations. With the adoption of SFAS 123, the Company continues to measure compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and will provide pro forma disclosures of net income and earnings per share as if the market value based method prescribed by SFAS 123 had been applied in measuring compensation expense in its annual financial statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         Certain items discussed or incorporated by reference herein contain forward-looking statements that involve risks and uncertainties including, but not limited to, the seasonality of demand for apparel which can be affected by weather patterns, levels of competition, competitors' marketing strategies, changes in fashion trends and availability of product, the failure to achieve the expected results of merchandising and marketing plans or store opening or closing plans and other such risks as discussed in the Company's filings with the Securities and Exchange Commission (including, without limitation, the specific factors discussed in the Company's Prospectus dated October 23, 1996). The occurrence of any of the above could have a material adverse impact on the Company's operating results.

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

         ACQUISITIONS. The Company acquired forty-five stores from Beall-Ladymon in 1994 and subsequently reopened the stores in the first quarter of 1995 under the Stage name. On June 3, 1996 the Company completed the acquisition of Uhlmans for $28.2 million including acquisition expenses and net of cash acquired. For the year ended February 3, 1996, Uhlmans had net sales of $59.7 million. The Company has completed the consolidation of the Uhlmans general office functions, including accounting, data processing, merchandising, personnel, sales promotion, credit and distribution into similar functions provided by the Company. As a result of this consolidation, the Company has eliminated approximately $4.0 million of annualized Uhlmans historical overhead costs.

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

RESULTS OF OPERATIONS

         Fiscal 1995 was a 53 week year. As a result, the Company's quarterly accounting periods for 1996 occur one week later than their 1995 counterparts. Other factors being equal, this calendar shift, combined with the timing of the Company's promotional events and holidays, has affected year-to-year comparable store performance for 1996 favorably in the first and second quarters and adversely affected the third quarter. This calendar shift will also negatively affect comparable store sales comparisons in the fourth quarter.

         Sales for the third quarter of 1996 increased 14.7% to $182.6 million from $159.2 million in the comparable period of 1995. The increase in third quarter sales was primarily due to a 15.3% increase in sales from stores opened during 1996 and 1995 combined with a 0.1% increase in comparable store sales. On a comparable reporting calendar, comparable store sales increased 2.7% for the quarter ended November 2, 1996. Sales for the first nine months of 1996 increased 15.9% to $528.5 million from $456.1 million in the comparable period of 1995. The increase in sales for the nine month period was primarily due to a 12.5% increase in sales from stores opened during 1996 and 1995 combined with a 4.4% increase in comparable store sales. On a comparable reporting calendar, comparable store sales increased 3.7% for the nine months ended November 2, 1996.

         Gross profit increased 15.4% to $56.2 million for the third quarter of 1996, from $48.7 million in the comparable period of 1995. Gross profit margin for the third quarter of 1996 increased to 30.8% compared to 30.6% for the comparable period in 1995 due primarily to favorable seasonal merchandise purchases made during the third quarter of 1996. Gross profit for the first nine months of 1996 increased 16.5% to $164.9 million from $141.5 million in the comparable period of 1995. Gross profit margin for the first nine months of 1996 increased to 31.2% from 31.0% for the comparable period in 1995 due primarily to the application of fixed buying, occupancy and distribution costs to a larger sales volume.

         Selling, general and administrative expenses as a percentage of sales decreased to 23.6% during the third quarter of 1996 from 23.7% in the comparable period of 1995. Selling, general and administrative expenses as a percentage of sales for the first nine months of 1996 increased to 23.0% from 22.7% in the comparable period of 1995 due to an increase in bad debt expense associated with the Company's proprietary credit card program as well as certain non-recurring costs associated with the acquisition of Uhlmans. Bad debt expense as a percent of sales for the nine months ended November 2, 1996 increased to 2.3% from 1.8% for the comparable period in 1995. The increase in bad debt was the result of a general rise in the level of personal bankruptcies in the Company's accounts receivable portfolio as well as the Company's adoption of higher late fees assessed on delinquent accounts intended to partially compensate for higher collection costs on these accounts. Management believes that the incremental revenues generated by the increased late fees more than offset the associated increase in bad debt expense. Advertising expenses as a percentage of sales remained unchanged at approximately 4.6% for the third quarters of 1996 and 1995 and 4.1% for the first nine months of 1996 and 1995.

         Operating income increased 26.9% and 18.7% for the third quarter and first nine months of 1996, respectively, as compared to comparable periods in 1995 due to the factors described above.

         Net interest expense for the third quarter of 1996 increased 14.3% to $12.8 million from $11.2 million for the comparable period in 1995. Net interest expense for the first nine months of 1996 increased 12.9% to $36.8 million from $32.6 million for the comparable period in 1995. Net interest expense increased due to the issuance of (i) $30.0 million in aggregate principal amount of 12.5% SRPC Notes during May 1996 and (ii) $18.3 million in aggregate principal amount of 11% Series D Senior Subordinated Notes Due 2003 during August 1995 combined with an increase in the accretion of discount on the Senior Discount Debentures. Accretion on the Senior Discount Debentures was $10.6 million and $9.6 million for the first nine months of 1996 and 1995, respectively, which the Company will no longer incur given the retirement of the Senior Discount Debentures in connection with the initial public offering of the Company's common stock.

         In connection with the early retirement of the Senior Discount Debentures, the Company recorded an extraordinary charge of $15.8 million, net of applicable income taxes of $9.7 million.

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

         The following table shows certain unaudited financial information for the Company by quarter (in thousands):

                                       1996                                     1995
                         -------------------------------    ----------------------------------------------
                             Q1         Q2         Q3          Q1          Q2           Q3           Q4
                         --------   --------   ---------    --------    --------    ---------     --------
Net sales ............   $163,177   $182,750   $ 182,562    $142,353    $154,578    $ 159,161     $226,532
Gross profit .........     52,081     56,623      56,208      46,283      46,555       48,659       72,780
Operating income .....     16,045     13,925      12,342      14,835      11,074        9,724       25,853
Quarter's operating
   income as a percent
   of annual .........       --         --          --            24%         18%          16%          42%
Income (loss) before
   extraordinary item    $  2,652   $    868   $    (265)   $  2,438    $    221    $    (899)    $  8,970

         The Company does not believe that inflation had a material effect on its results of operations during the past two years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

LIQUIDITY AND CAPITAL RESOURCES

         During October 1996, the Company completed an initial public offering of its common stock. The net proceeds from the offering were approximately $165.9 million after deducting underwriting discounts and expenses related to the offering. The net proceeds were primarily used to retire the Senior Discount Debentures. The remaining proceeds of approximately $22 million are being used for general corporate purposes. The Company's consolidated long-term debt at November 2, 1996 included $130.0 million of Senior Notes, $116.6 million of Senior Subordinated Notes, $30.0 million of SRPC Notes, and certain other debt.

         On June 3, 1996, the Company purchased Uhlmans for approximately $28.2 million, including acquisition costs and net of cash acquired. The Company, through SRPC, issued $30.0 million in aggregate principal amount of SRPC Notes during May 1996, the proceeds of which were used to fund the Uhlmans' acquisition. The SRPC Notes are secured by the Company's Retained Interest. Interest on the SRPC Notes is payable semi-annually on June 15 and December 15 of each year, commencing December 15, 1996. Amounts received by SRPC from its Retained Interest are expected to provide a source of cash flows to pay the interest on the SRPC Notes. The scheduled amortization of principal will commence in December 1999 and is subject to the collection experience of the receivables underlying the Trust Certificates at that time. The issuance of the SRPC Notes does not impact the ability of the Company to issue additional certificates under the Accounts Receivable Program to third-party investors.

         Total working capital increased $46.0 million to $216.1 million at November 2, 1996 from $170.1 million at February 3, 1996, due primarily to the acquisition of Uhlmans through the issuance of the SRPC Notes and the initial public offering of common stock.

         The Company's primary capital requirements are for working capital, debt service and capital expenditures. Based upon the current capital structure, management anticipates cash interest payments to be approximately $5.5 million higher than the 1995 level during 1996 and 1997 due to the issuance of the Series D Senior Subordinated Notes and the SRPC Notes. Capital expenditures are generally for new store openings, remodeling of existing stores and facilities and customary store maintenance. Capital expenditures for the first nine months of 1996 were $22.9 million as compared to $22.8 million for the comparable period of 1995. Management expects capital expenditures to be approximately $28.5 million during 1996 consisting primarily of the opening of 35 stores, the conversion of most of the Uhlmans stores to Stage stores, routine store maintenance, store remodels and renovations at the corporate headquarters. Required aggregate principal payments on debt total $2.4 million during 1996 and 1997.

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

         The Company has a revolving credit agreement with a bank (the "Revolving Credit Agreement") under which it may draw up to $25.0 million. Of this amount, $15.0 million may be used to support letters of credit. As of November 2, 1996, no borrowings were outstanding under the Revolving Credit Agreement. As of November 2, 1996, $6.0 million of the total commitment was used to collateralize letters of credit. The Company also has a separate agreement with the bank under which it may borrow an additional $10.0 million for seasonal working capital needs (the "Seasonal Credit Agreement" and together with the Revolving Credit Agreement, the "Revolving Credit Agreements"). Funds are available under the Seasonal Credit Agreement from August 15 through January 15 of each calendar year (the "Seasonal Period"). As of November 2, 1996, no borrowings were outstanding under the Seasonal Credit Agreement. The Revolving Credit Agreements are available through February 3, 1998.

         Since its inception, the Trust has issued $165.0 million of term certificates and a $40.0 million revolving certificate (collectively, the "Trust Certificates") to third parties representing undivided interests in the Trust. The holder of the revolving certificate agreed to purchase interests in the Trust equal to the amount of accounts receivable in the Trust above the level required to support the term certificates (aggregating $204.1 million at November 2, 1996), up to a maximum of $40.0 million. As of November 2, 1996, the outstanding balance under the revolving certificate was $8.8 million. The Company's Retained Interest at November 2, 1996 was $54.2 million, which represented 23.8% of total receivables outstanding in the Trust. The remaining interest in the Trust is held by third-party investors. The Retained Interest is effectively subordinated to the interests of such third-party investors, and is pledged to secure the SRPC Notes. If receivable balances in the Trust fall below the level required to support the term certificates and revolving certificates, certain principal collections may be retained in the Trust until such time as the accounts receivable balances exceed the amount of accounts receivable required to support the Trust Certificates and any required transferor's interest. SRPC receives distributions from the Trust of cash in excess of amounts required to satisfy the Trust's obligations to third-party investors on the Trust Certificates. Cash so received by SRPC may be used to purchase additional accounts receivable from, or make distributions to, the Company after SRPC has satisfied its obligations on the SRPC Notes. The Trust may issue additional series of certificates from time to time on various terms. Terms of any future series will be determined at the time of issuance.

         Management believes that funds provided by operations, together with funds available under the Revolving Credit Agreement, the Seasonal Credit Agreement and the Accounts Receivable Program will be adequate to meet the Company's anticipated requirements for working capital, interest payments, planned capital expenditures and principal payments on debt. Estimates as to working capital needs and other expenditures may be materially affected if the foregoing sources are not available or do not otherwise provide sufficient funds to meet the Company's obligations.

                               STAGE STORES, INC.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

         None.

ITEM 2. CHANGES IN SECURITIES

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On September 26, 1996, in connection with the initial public offering of common stock of Stage Stores, Stage Stores distributed to holders of the Series B Senior Discount Debentures for their tender and consents an Offer to Purchase and Consent Solicitation Statement relating to the offer to purchase for cash all the outstanding Series B Senior Discount Debentures and solicitation of consents for the amendment of the indenture governing the Series B Senior Discount Debentures (the "Offer to Purchase"). All holders constituting 100% of the Series B Senior Discount Debentures tendered and consented. The indenture governing the Series B Senior Discount Debentures was terminated on November 8, 1996.

         In addition, on September 30, 1996, in connection with the initial public offering of Stage Stores, SRI distributed to holders of the Series B Senior Notes, Series B Senior Subordinated Notes and Series D Senior Subordinated Notes for their consent a Consent Solicitation Statement relating to the solicitation to amend the indentures governing each of the Series B Senior Notes, Series B Senior Subordinated Notes and Series D Senior Subordinated Notes (the "Consent Solicitation"). Each of the Offer to Purchase and the Consent Solicitation were conditioned upon the completion of the initial public offering. All holders constituting 100% of the Series B Senior Notes, Series B Senior Subordinated Notes and Series D Senior Subordinated Notes consented to the changes to the respective indentures governing such notes. Supplemental indentures governing such notes were executed on October 25, 1996 and became operative on October 30, 1996, the date of the closing of the initial public offering.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         EXHIBITS

         None.

         REPORTS ON FORM 8-K

         The Company filed a Current Report on Form 8-K dated September 27, 1996 related to the Company's (i) Offer to Purchase and (ii) Consent Solicitation.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             STAGE STORES, INC.

December 16, 1996                            /s/ Carl E. Tooker
 (Date)                                      Carl E. Tooker
                                             President and
                                             Chief Executive Officer

December 16, 1996                            /s/ James A. Marcum
 (Date)                                      James A. Marcum
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial and
                                              Accounting Officer)