Form 10-K
period 1997-02-01
STAGE STORES INC
filed 1997-04-07
CIK 6885

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                   FOR THE FISCAL YEAR ENDED FEBRUARY 1, 1997

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

Registrant's telephone number, including area code: (800) 579-2302

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act:

   TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED

 COMMON STOCK ($0.01 PAR VALUE)         NASDAQ NATIONAL MARKET SYSTEM

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting common stock held by non-affiliates as of March 28, 1997 was $336,658,656.

At March 28, 1997, there were 22,044,459 shares of Common Stock and 1,250,584 shares of Class B Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 15, 1997 (the "Proxy Statement") are incorporated by reference into
Part III.
================================================================================

                                     PART I

         REFERENCES TO A PARTICULAR YEAR ARE TO THE COMPANY'S FISCAL YEAR WHICH IS THE 52 OR 53 WEEK PERIOD ENDING ON THE SATURDAY CLOSEST TO JANUARY 31 OF THE FOLLOWING CALENDAR YEAR (E.G., A REFERENCE TO "1996" IS A REFERENCE TO THE FISCAL YEAR ENDED FEBRUARY 1, 1997).

ITEM 1.  BUSINESS

GENERAL

         Stage Stores, Inc. (the "Company" or "Stage Stores") operates the store of choice for well-known, national brand name family apparel in over 200 small towns and communities across the central United States. Stage Stores' history began in 1988 when the management of Palais Royal, together with a venture capital firm, acquired the family owned Bealls and Palais Royal chains which were originally founded in the 1920's. The Company has developed a unique franchise focused on small markets, differentiating itself from the competition by offering a broad range of merchandise with a high level of customer service in convenient locations.

         As a result of its small market focus, Stage Stores generally faces less competition for brand name apparel because consumers in small markets generally have only been able to shop for branded merchandise in distant regional malls. In those small markets where the Company does compete for brand name apparel sales, such competition generally comes from local retailers, small regional chains and, to a lesser extent, national department stores. The Company believes it has a competitive advantage over local retailers and smaller regional chains due to its (i) economies of scale, (ii) strong vendor relationships, (iii) proprietary credit card program and (iv) sophisticated operating systems. The Company believes it has a competitive advantage in small markets over national department stores due to its (i) experience with smaller markets, (ii) ability to effectively manage merchandise assortments in a small store format and (iii) established operating systems designed for efficient management within small markets. In addition, due to minimal merchandise overlap, Stage Stores generally does not directly compete for branded apparel sales with national discounters such as Wal-Mart.

         At February 1, 1997, the Company operated 315 stores through its "Stage", "Bealls" and "Palais Royal" trade names in nineteen states throughout the central United States through its wholly-owned subsidiary, Specialty Retailers, Inc. ("SRI"). Approximately 77% of these stores are located in small markets and communities with as few as 4,000 people. The Company's store format (averaging approximately 18,000 total selling square feet) and merchandising capabilities enable the Company to operate profitably in small markets. The remainder of the Company's stores operate in metropolitan areas, primarily in suburban Houston.

         The Company's merchandising strategy focuses on the traditionally higher margin categories of women's, men's and children's branded apparel, accessories and footwear. Merchandise mix may vary from store to store to accommodate differing demographic factors. The Company purchases merchandise from a vendor base of over two thousand vendors. Over 85% of 1996 sales consisted of branded merchandise, including nationally recognized brands such as Levi Strauss, Liz Claiborne, Chaps/Ralph Lauren, Calvin Klein, Guess, Hanes, Nike, Reebok and Haggar Apparel. Levi accounted for approximately 9% of the Company's 1996 retail purchases. No other vendor accounted for more than 4%. In addition, the Company, through its membership in Associated Merchandising Corporation ("AMC", a cooperative buying service), purchases imported merchandise for its private label program. The membership provides the Company with synergistic purchasing opportunities allowing it to augment its branded merchandise assortments. Private label merchandise purchased through AMC accounted for approximately 6% of the Company's total retail purchases for 1996.

         The Company offers a carefully edited but broad selection of moderately priced, branded merchandise which is divided into distinct departments as follows (percentages represent each department's contribution to Company sales):

                    Department                1996        1995
        ---------------------------------- ----------  ----------

        Men's/Young Men...................     22%         22%
        Misses Sportswear.................     16          15
        Juniors...........................     12          13
        Accessories & Gifts...............      9           9
        Children..........................      9           9
        Shoes.............................      9           8
        Intimate..........................      5           6
        Special Sizes.....................      5           5
        Cosmetics.........................      5           5
        Misses Dresses....................      4           4
        Boys..............................      3           3
        Furs & Coats......................      1           1
                                           ----------  ----------
                                              100%        100%
                                           ==========  ==========

EMPLOYEES

         During 1996, the Company employed an average of 9,606 full and part-time employees at all of its locations, of which 1,165 were salaried and 8,441 were hourly. The Company's central office (which includes corporate, credit and distribution center offices) employed an average of 337 salaried and 679 hourly employees during 1996. In its stores during 1996, the Company employed an average of 828 salaried and 7,762 hourly employees. Such averages will vary during the year as the Company traditionally hires additional employees and increases the hours of part-time employees during peak seasonal selling periods. There are no collective bargaining agreements in effect with respect to any of the Company's employees. The Company believes that relationships with its employees are good.

ITEM 2.  PROPERTIES

         The Company's corporate headquarters is located in a one hundred thirty thousand square foot building in Houston, Texas. The Company leases the building and most of the land at its Houston facility. The Company owns its four-hundred fifty thousand square foot distribution center and its credit department facility, both located in Jacksonville, Texas. The Jacksonville distribution center collateralizes the Company's Credit Agreements (as defined herein). See
Note 6 to the Consolidated Financial Statements.

         At February 1, 1997, the Company operated 315 stores located in nineteen states as follows: Texas (168 stores); Louisiana (27 stores); Ohio (26 stores); Oklahoma (13 stores); Arkansas (12 stores); Illinois (12 stores); New Mexico (9 stores); Missouri (6 stores); Mississippi (6 stores); Michigan (6 stores); Indiana (6 stores); Iowa (6 stores); Colorado (5 stores); Alabama (3 stores); Kansas (3 stores); Arizona (3 stores); South Dakota (2 stores); Minnesota (1 store) and Nebraska (1 store). Stores generally range in size from 12,000 to 30,000 square feet, with the average being 18,000 square feet. In general, Bealls stores are located in rural markets in Texas, Oklahoma, New Mexico and Alabama; Palais Royal stores are located in metropolitan Houston and Stage stores are located in states other than Texas, Oklahoma, New Mexico and Alabama. The Company's stores are primarily located in strip shopping centers. All store locations are leased except for three Bealls stores and one Stage store which are owned. The majority of leases provide for a base rent plus contingent rentals, generally based upon a percentage of net sales.

                            ITEM 3. LEGAL PROCEEDINGS

         From time to time the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of its business. Management believes that none of the matters in which the Company or its subsidiaries are currently involved, either individually or in the aggregate, is material to the financial position, results of operations, or cash flows of the Company or its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended February 1, 1997.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         The Company's authorized common equity securities consist of par value $0.01 per share common stock ("Common Stock") and par value $0.01 per share Class B common stock ("Class B Common Stock"). The Common Stock is quoted on the NASDAQ National Market System under the symbol "STGE". As of March 28, 1997, (the date of record for Proxy Statement matters) there was one holder of Class B Common Stock and approximately 2,100 holders of Common Stock. The following table sets forth, for the periods indicated, the high and low closing bid prices for the Common Stock as reported by the NASDAQ National Market System. The Common Stock commenced trading on October 25, 1996.

                                                       Common Stock Prices
                                                    --------------------------
                                                        High           Low
                                                    ------------- -------------

 Quarter ended November 2, 1996..................    $     19.25   $     18.25
 Quarter ended February 1, 1997..................          20.50         17.38


         Since its inception, the Company has not declared or paid any regular cash or other dividends on its Common Stock other than in connection with the Distribution (see Item 6. "Selected Financial Data"), and does not expect to pay cash dividends for the foreseeable future. The Company anticipates that for the foreseeable future, earnings will be reinvested in the business and used to service indebtedness. The Company's existing indebtedness limits its ability to pay dividends. The declaration and payment of dividends by the Company are subject to the discretion of the Board. Any future determination to pay dividends will depend on the Company's results of operations, financial condition, capital requirements, contractual restrictions under its current indebtedness and other factors deemed relevant by the Board.

                         ITEM 6. SELECTED FINANCIAL DATA

         The following sets forth selected consolidated financial data for the periods indicated. The selected consolidated financial data were derived from the Company's Consolidated Financial Statements. Certain reclassifications of prior year data have been made to conform to the 1996 reporting format. These reclassifications had no impact on operating income or net income (loss) for the years presented. All dollar amounts are stated in thousands, except for per share and store data.

                                                                                           Fiscal Year
                                                            -----------------------------------------------------------------------
                                                              1996 (1)       1995(2)         1994        1993 (3)         1992
                                                            ------------- -------------  ------------- -------------  -------------
STATEMENT OF OPERATIONS DATA:
   Net sales ............................................    $ 776,550      $ 682,624      $ 581,463      $ 557,422      $ 504,401
   Cost of sales and related buying,
     occupancy and distribution expenses ................      532,563        468,347        398,659        384,843        350,136
                                                             ---------      ---------      ---------      ---------      ---------
   Gross profit .........................................      243,987        214,277        182,804        172,579        154,265
   Selling, general and
     administrative expenses ............................      172,579        149,102        126,200        115,008         99,523
   Store opening and closure costs ......................        2,838          3,689          5,647            199            120
                                                             ---------      ---------      ---------      ---------      ---------
   Operating income (4) .................................       68,570         61,486         50,957         57,372         54,622
   Interest, net ........................................       45,954         43,989         40,010         36,377         31,771
   Other non-operating expense ..........................         --             --             --             --            2,276
                                                             ---------      ---------      ---------      ---------      ---------
   Income before income tax and extraordinary
     item ...............................................       22,616         17,497         10,947         20,995         20,575
   Income tax expense ...................................        8,594          6,767          4,317          7,569          8,340
                                                                            ---------      ---------      ---------      ---------
   Income before extraordinary item .....................       14,022         10,730          6,630         13,426         12,235
   Extraordinary item ...................................      (16,081)          --             (308)       (16,208)          --
                                                             ---------      ---------      ---------      ---------      ---------
   Net income (loss) ....................................    $  (2,059)     $  10,730      $   6,322      $  (2,782)     $  12,235
                                                             =========      =========      =========      =========      =========
   Earnings (loss) per common share (5) .................    $   (0.13)     $    0.84      $    0.51      $   (0.41)     $    0.82
                                                             =========      =========      =========      =========      =========
   Weighted average common shares
     outstanding ........................................       15,927         12,726         12,393         12,342         12,093
                                                             =========      =========      =========      =========      =========
MARGIN AND OTHER DATA:
   Gross profit margin ..................................         31.4%          31.4%          31.4%          31.0%          30.6%
   Selling, general and administrative expense
     rate ...............................................         22.2%          21.8%          21.7%          20.6%          19.7%
   Operating income margin (4) ..........................          8.8%           9.0%           8.8%          10.3%          10.8%

STORE DATA: (6)
   Comparable store sales growth (7) ....................          3.3%           0.8%           4.1%           6.3%           1.8%
   Net sales per selling area square foot (7) ...........    $     151      $     157      $     157      $     149      $     138
   Number of stores open at end of period (8) ...........          315            256            188            180            175

BALANCE SHEET DATA (AT END OF PERIOD):
   Working capital ......................................    $ 235,219      $ 170,108      $ 148,229      $ 156,782      $ 214,430
   Total assets .........................................      509,283        408,254        366,243        343,406        403,824
   Long-term debt .......................................      298,453        380,039        349,775        347,468        296,587
   Redeemable preferred stock ...........................         --             --             --             --           17,500
   Stockholders' equity (deficit) (9) ...................       92,266        (72,314)       (81,193)       (87,727)        (9,605)

-----------------------------------
(1) During October 1996, the Company successfully completed an initial public offering of its common stock (the "Offering"). The net proceeds were used primarily to retire the 12 3/4% Senior Discount Debentures due 2000 (the "Senior Discount Debentures"). In addition, the Company replaced its working capital facility during January 1997. As a result of these transactions, the Company recorded an extraordinary charge of $16.1 million, net of applicable income taxes of $9.8 million.

(2)      1995 includes 53 weeks.

(3) During 1993, the Company completed (i) the refinancing of its existing debt and preferred stock (the "Refinancing") and (ii) a cash distribution (the "Distribution") to the Company's stockholders. As a result of the Refinancing, the Company recorded an after-tax extraordinary charge of $16.2 million. Pursuant to the Distribution, the Company issued the Senior Discount Debentures which were sold at a discount of approximately $69.1 million. Substantially all of the $80.0 million in proceeds were used to make the Distribution.

(4) Operating income and operating income margin decreased during 1994 compared to 1993 due primarily to the impact of the implementation of the Company's accounts receivable securitization program, (see Note 3 to the Company's Consolidated Financial Statements) combined with a $5.2 million provision associated with the closure of a majority of the stores operated under the Fashion Bar name (the "Store Closure Plan"). See Note 5 to the Company's Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(5) Historical earnings (loss) per common share reflects the impact of a .94727 for 1 reverse stock split of the common stock consummated concurrently with the Offering. Loss per common share for 1996 and 1993 includes the impact of the extraordinary item associated with the Offering and Refinancing, respectively, which reduced earnings per common share by $1.01 and $1.31, respectively.

(6) Store data exclude Bealls stores scheduled to be closed under the Bealls 1988 store closure program, except as otherwise noted in Note 8 below and also exclude the Fashion Bar stores included in the Store Closure Plan. Comparable store sales growth and net sales per selling square foot for 1995 have been determined based on a comparable fifty-two week period. Sales are considered comparable after a store has been in operation fourteen months. Net sales per selling square foot are calculated for stores open the entire year.

(7) Comparable store sales growth and net sales per selling square foot including the stores which were part of the Store Closure Plan and the 1988 Bealls store closure plan were as follows:

                                                                                              Fiscal Year
                                                                 ------------------------------------------------------------------
                                                                     1996         1995          1994         1993          1992
                                                                 ------------ ------------- ------------ ------------  ------------
Comparable store sales growth ...........................           3.3%           0.5%           3.2%           5.4%           1.8%
Net sales per selling area square foot ..................        $  151         $  150         $  151         $  143         $  138

         Excluding the six Bealls stores located on the border of Mexico which were adversely affected by the peso devaluation in 1994, comparable store sales growth for 1995 would have increased to 3.0%.

(8) The number of stores open at the end of each period presented excludes stores in the Store Closure Plan and the Bealls 1988 store closure program. Stores open at the end of 1992 and 1993 included one and six stores, respectively, which were previously excluded under the Bealls 1988 store closure program. Such stores are only included in the Company's results of operations subsequent to their removal from the store closure program.

(9) Beginning in 1993, stockholders' deficit includes the impact of the extraordinary charge associated with the Refinancing and Distribution. Stockholders' equity at the end of 1996 reflects the impact of the Offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         Certain items discussed or incorporated by reference herein contain forward-looking statements that involve risks and uncertainties including, but not limited to, the seasonality of demand for apparel which can be affected by weather patterns, levels of competition, competitors' marketing strategies, changes in fashion trends and availability of product, the failure to achieve the expected results of merchandising and marketing plans or store opening or closing plans. The occurrence of any of the above could have a material adverse impact on the Company's operating results. See "Risk Factors" below. Certain information herein contains estimates which represent management's best judgment as to the date hereof based on information currently available; however, the Company does not intend to update this information to reflect developments or information obtained after the date hereof and disclaims any legal obligation to the contrary.

GENERAL

         OVERVIEW. The Company operates the store of choice for well-known national brand name family apparel in over 200 small towns and communities across the central United States. The Company has recognized the high level of brand awareness in small markets and has identified these markets as a profitable and underserved niche. The Company has developed a unique franchise focused on these small markets, differentiating itself from the competition by offering a broad range of brand name merchandise with a high level of customer service in convenient locations.

         At February 1, 1997, the Company operated 315 stores through its "Stage", "Bealls" and "Palais Royal" trade names in nineteen states throughout the central United States through SRI. Approximately 77% of these stores are located in small markets and communities with as few as 4,000 people. The Company's store format (averaging approximately 18,000 total selling square feet) and merchandising capabilities enable the Company to operate profitably in small markets. The remainder of the Company's stores operate in metropolitan areas, primarily in suburban Houston.

         In recent years, the Company has undertaken several initiatives to realize the full potential of its unique franchise in small markets, including
(i) recruiting a new senior management team, (ii) embarking on a store expansion program to capitalize on available opportunities in new markets through new store openings and strategic acquisitions, (iii) continuing to refine the Company's retailing concept and (iv) closing unprofitable stores. As a result of these initiatives, the lower operating costs of small market stores, the benefits of economies of scale, and its highly automated facilities and sophisticated information systems, the Company has among the highest operating income margins in the apparel retailing industry.

         ACQUISITIONS. The Company acquired 45 stores from Beall-Ladymon, Inc. ("Beall-Ladymon") in 1994 and subsequently reopened the stores in the first quarter of 1995 under the Stage name. On June 3, 1996, the Company completed the acquisition of Uhlmans Inc. ("Uhlmans"), a privately-owned 34 retail store chain similar in concept to the Company. The Company has completed the consolidation of the Uhlmans general office functions, including accounting, data processing, merchandising, personnel, sales promotion, credit and distribution into similar functions provided by the Company.

         On March 5, 1997, the Company reached a definitive agreement to merge with C.R. Anthony Company ("CR Anthony") a retailer of branded and private label apparel for the entire family. CR Anthony operated 224 stores in 13 southwestern and Rocky Mountain states at February 1, 1997. Under the terms of the agreement, the Company will acquire the common stock of CR Anthony for a value of $8.00 per share plus $0.01 per share for every $0.05 per share by which the average closing price of the Company's common stock exceeds $20.00 share. The average closing price of the Company's common stock will be determined based upon ten randomly selected days out of the twenty trading days ending on the fifth trading day preceding the closing of the transaction.

         The form of consideration (stock/cash mix) to be paid by the Company for CR Anthony's common stock will also be determined using a formula based upon the average closing price of the Company's common stock. The consideration will be 100% Company common stock so long as the Company's average closing price is $20.00 per share or higher, and such stock percentage will decline in a linear fashion to 25% of the consideration if the average closing price of Company common stock is $15.00 per share. As an example, if the Company's average closing price was $21.00 per share, CR Anthony's common shareholders would receive a value of $8.20 per share, 100% of which would be paid in Company common stock (0.39 shares of Company common stock to be exchanged for each share of CR Anthony common stock). At prices below $15.00 per share, the Company has the option to terminate the agreement, or to close and pay 0.1333 shares of Company common stock and an amount in cash equal to the difference between $8.00 per share and the value of 0.1333 share of Company common stock. The Company is currently evaluating its financing options for payments to CR Anthony option holders and stockholders and any one-time costs to be incurred in connection with the merger of CR Anthony's operations into the Company which could not otherwise be funded out of existing sources.

         The transaction is subject to approval by the shareholders of CR Anthony and other closing conditions. In addition, the agreement contains provisions relating to the obligations of the parties in the event of termination of the agreement. It is expected that the transaction will be completed by mid-year 1997.

         STORE CLOSURE PLAN: During the fourth quarter of 1994, the Company approved the Store Closure Plan which provided for the closure of 40 underperforming Fashion Bar stores. These stores were primarily located in major regional malls within the Denver area. Management determined that the merchandising strategy and market positions of such stores were not compatible with the Company's overall strategy. Accordingly, the Company accrued $5.2 million for the expected costs associated with the Store Closure Plan during 1994. The Store Closure Plan was substantially completed in 1995.

         The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements. See "Index to Financial Statements and Schedules" included elsewhere herein.

RESULTS OF OPERATIONS

         The following sets forth the results of operations as a percentage of sales for the periods indicated. Certain income statement reclassifications have been made to conform to the 1996 format; accordingly, prior year percentages differ slightly from those previously reported.

                                                                          Fiscal Year
                                                ----------------------------------------------------------------
                                                                   1996          1995          1994           1993          1992
                                                                ----------   ------------   -----------   ------------   -----------

Net sales ....................................................    100.0%        100.0%        100.0%        100.0%        100.0%
Cost of sales ................................................     68.6          68.6          68.6          69.0          69.4
                                                                   -----        -----         -----         -----         -----
Gross profit margin ..........................................     31.4          31.4          31.4          31.0          30.6
Selling, general and
     administrative expenses .................................     22.2          21.8          21.7          20.6          19.7
Store opening and closure costs ..............................      0.4           0.6           0.9           0.1           0.1
                                                                   -----        -----         -----         -----         -----
Operating income margin ......................................      8.8           9.0           8.8          10.3          10.8
Net interest expense .........................................      5.9           6.4           6.9           6.5           6.3
Other non-operating expense ..................................     --            --            --            --             0.4
                                                                   -----        -----         -----         -----         -----
Income before income tax
     and extraordinary item...................................      2.9%          2.6%          1.9%          3.8%          4.1%
                                                                   =====        =====         =====         =====         =====

1996 COMPARED TO 1995

         Sales for 1996 increased 13.8% to $776.5 million from $682.6 million in 1995. The increase in sales was due primarily to a 12.9% increase in sales from stores opened during 1996 and 1995, combined with a 3.3% increase in comparable store sales. Total sales for 1996 were not directly comparable to 1995 because 1995 had one additional selling week when compared to 1996. Eliminating the extra selling week from 1995 (approximately $10.0 million in sales), sales for 1996 increased 15.5%.

         Gross profit increased 13.9% to $244.0 million in 1996 from $214.3 million in 1995. Gross profit for 1996 was favorably impacted by an increase in markup on merchandise sold relating to an improved mix of inventories and a lower markdown rate, the result of a continued focus and tight control over inventories. These factors were offset by a $2.4 million decline in LIFO credits. Gross profit margin was 31.4% in 1996 and 1995.

         Selling, general and administrative expenses for 1996 increased 15.8% to $172.6 million from $149.1 million in 1995. As a percentage of sales, these expenses increased to 22.2% in 1996 from 21.8% in 1995 due to (i) the extra selling week in 1995 which had the impact of lowering the selling, general and administrative expense rate for 1995, (ii) duplicative costs associated with the acquisition of Uhlmans and (iii) an increase in bad debt expense associated with the Company's proprietary credit card program, partially offset by an increase in service charge income as a result of higher fees assessed on delinquent accounts. Bad debt expense as a percent of sales in 1996 increased to 2.8% from 2.2% in 1995. The increase in bad debt expense was the result of a general rise in the level of personal bankruptcies in the Company's accounts receivable portfolio as well as the Company's adoption of higher late fees. Advertising expenses as a percent of sales for 1996 and 1995 were 3.8% and 3.9%, respectively.

         Operating income for 1996 increased 11.5% to $68.6 million from $61.5 million for 1995 due to the factors discussed above. Operating income as a percent of sales was 8.8% in 1996 as compared to 9.0% in 1995.

         Net interest expense increased 4.5% to $46.0 million in 1996 from $44.0 million in 1995. Net interest expense increased due to the issuance of (i) $30.0 million in aggregate principal amount of 12.5% SRPC Notes during May 1996 and
(ii) $18.3 million in aggregate principal amount of 11% Series D Senior Subordinated Notes Due 2003 during August 1995. These increases were offset by decreased accretion of discount on the Senior Discount Debentures which were retired in October 1996 in connection with the Offering.

         In connection with the Offering and the replacement of the Company's working capital facility, the Company recorded an extraordinary charge of $16.1 million, net of applicable income taxes of $9.8 million.

1995 COMPARED TO 1994

         1995 was highlighted by the positive initial results of management's growth strategy to expand into small markets. Sales increased 17.4% to $682.6 million in 1995 from $581.5 million in 1994. This increase was due to (i) a $112.5 million increase in sales from stores opened during 1994 and 1995, (ii) a 0.8% increase in comparable store sales in 1995 and (iii) $10.0 million in sales due to the inclusion of one extra week in 1995 as a result of 1995 being a 53-week year. Such increases were partially offset by the effects of the Store Closure Plan which was substantially completed in 1995. During 1995, the devaluation of the Mexican peso, which resulted in extremely weak economic conditions throughout Mexico, negatively impacted sales at the Company's six stores located on the Texas/Mexico border. Excluding these stores, comparable store sales growth for 1995 would have been 3.3%.

         Gross profit increased 17.2% to $214.3 million in 1995 from $182.8 million in 1994. Gross margin was 31.4% for both 1995 and 1994. Gross profit for 1995 was favorably impacted by (i) the opening of new stores, which traditionally experience lower markdown activity during their first six months of operations, (ii) vendor discount programs granted to the Company to support new store openings, (iii) the application of buying, occupancy and distribution costs over a larger sales base and (iv) LIFO credits. These items were offset by an increase in markdowns resulting from additional promotional events during the Christmas season intended to increase sales and
                                       8
reduce inventories and an increase in the level of shrinkage. Management believes that the increased shrinkage was due primarily to the rapid expansion of stores during 1995.

         Selling, general and administrative expenses for 1995 increased 18.1% to $149.1 million from $126.2 million in 1994. As a percentage of sales, these expenses increased to 21.8% for 1995 from 21.7% in 1994. The increase resulted from incremental costs associated with opening stores in new markets, increased costs associated with the certificates issued under the Accounts Receivable Program to third party investors and an increase in the bad debt expense to 2.2% of sales in 1995 from 1.9% of sales in 1994 associated with the Company's credit card program (including charge-offs resulting from sales of the Mexican border stores). These increases were partially offset by the application of fixed costs to a greater volume of sales and the reversal of a $0.8 million litigation reserve as a result of a favorable court ruling. Advertising expenses as a percent of sales for 1995 and 1994 were 3.9% and 3.8%, respectively; the increase was primarily a result of the Company's expansion into new markets.

         The 1995 store opening and closure costs of $3.7 million were comprised of store opening costs related to 68 new stores. The 1994 store opening and closure costs were comprised of a $5.2 million provision for the Store Closure Plan and $0.4 million for store opening costs related to ten new stores.

         Operating income for 1995 increased 20.6% to $61.5 million from $51.0 million for 1994 due to the factors discussed above. Operating income as a percent of sales was 9.0% in 1995 as compared to 8.8% for 1994.

         Interest expense for 1995 increased 10.0% to $44.0 million from $40.0 million for 1994. The increase in interest expense was due primarily to an increase in the accretion on the Senior Discount Debentures combined with interest related to the Series D Senior Subordinated Notes issued in August 1995.

         As a result of the factors described above, the Company's net income for 1995 increased 69.8% to $10.7 million from $6.3 million for 1994.

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

                                                      1996                                                 1995
                                 --------------------------------------------- -----------------------------------------------------
                                      Q1           Q2          Q3           Q4            Q1           Q2          Q3          Q4
                                 ----------- ------------ -----------  -----------   -----------  ----------- ----------- ----------
 Net sales .....................   $163,177    $182,750    $ 182,562     $248,061    $142,353    $154,578    $ 159,161     $226,532
 Gross profit ..................     52,081      56,623       56,208       79,075      46,283      46,555       48,659       72,780
 Operating income ..............     16,045      13,925       12,342       26,258      14,835      11,074        9,724       25,853
 Quarters' operating
income as a percent
of annual ......................         24%         20%          18%          38%         24%         18%          16%          42%
 Income (loss) before
extraordinary item .............   $  2,652    $    868    $    (265)    $ 10,767    $  2,438    $    221    $    (899)    $  8,970

         The Company does not believe that inflation had a material effect on its results of operations during the past two years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

LIQUIDITY AND CAPITAL RESOURCES

         During October 1996, the Company completed the Offering. The net proceeds from the Offering were approximately $165.7 million after deducting underwriting discounts and expenses related to the Offering. The net proceeds were primarily used to retire the Senior Discount Debentures. The remaining proceeds of approximately $26.5 million were used for general corporate purposes. The Company's consolidated long-term debt at February 1, 1997 included $130.0 million of Senior Notes, $116.7 million of Senior Subordinated Notes, $30.0 million of SRPC Notes and certain other debt.

         On June 3, 1996, the Company purchased Uhlmans for approximately $27.3 million, including acquisition costs and net of cash acquired. The Company, through SRPC, issued $30.0 million in aggregate principal amount of SRPC Notes during May 1996, the proceeds of which were used to fund the Uhlmans' acquisition. The SRPC Notes are secured by two certificates of beneficial ownership in a special purpose trust (the "Retained Certificates"). Interest on the SRPC Notes is payable semi-annually on June 15 and December 15 of each year, commencing December 15, 1996. Amounts received by SRPC from the Retained Certificates are expected to provide a source of cash flows to pay the interest on the SRPC Notes. The scheduled amortization of principal will commence in December 2000 and is subject to the collection experience of the receivables underlying the Trust Certificates at that time. The issuance of the SRPC Notes does not impact the ability of the Company to issue additional certificates to third-party investors under the Accounts Receivable Program.

         Total working capital increased $65.1 million to $235.2 million at February 1, 1997 from $170.1 million at February 3, 1996, due primarily to the acquisition of Uhlmans through the issuance of the SRPC Notes and the Offering.

         The Company's primary capital requirements are for working capital, debt service and capital expenditures. Based upon the current capital structure, management anticipates cash interest payments to be approximately $35.0 million during each of 1997 and 1998. Capital expenditures are generally for new store openings, remodeling of existing stores and facilities and customary store maintenance. Capital expenditures in 1996 were $26.1 million as compared to $28.6 million in 1995. Management expects capital expenditures (excluding any capital expenditures resulting from the potential acquisition of CR Anthony) to be approximately $35.0 million during 1997, consisting primarily of 55 new store openings and remodeling of existing stores. Required aggregate principal payments on debt total $2.6 million for each of 1997 and 1998.

         The Company's short-term liquidity needs are provided by (i) existing cash balances, (ii) operating cash flows, (iii) the Accounts Receivable Program and (iv) the Credit Agreements (as defined below). The Company expects to fund its long-term liquidity needs from its operating cash flows, the issuance of debt and/or equity securities, the securitization of its accounts receivable and bank borrowings.

         On January 31, 1997, SRI entered into amended and restated revolving credit agreements with a bank (the "Credit Agreements") to help fund its annual working capital needs. The Credit Agreements provide for a base borrowing level of $50.0 million, additional seasonal borrowings of $10.0 million and a letter of credit facility of an additional $15.0 million (the "L/C Facility") for a total commitment of $75.0 million. As of February 1, 1997, no borrowings were outstanding under the Credit Agreements. Seasonal borrowings are available from August 15 through January 15 of each calendar year. As of February 1, 1997, $8.0 million of the L/C Facility was used to collateralize letters of credit. The Credit Agreements are available through January 29, 2000.

         The Company securitizes all of its trade accounts receivables through a wholly-owned special purpose entity, SRI Receivables Purchase Co., Inc. ("SRPC"). SRPC holds a retained interest in the securitization vehicle, a special purpose trust (the "Trust") which is represented by the Retained Certificates. The Company transfers, on a daily basis, all of the accounts receivable generated from purchases by the holders of the Company's proprietary credit card to SRPC. SRPC is a separate limited-purpose subsidiary that is operated in a manner intended to ensure that its assets and liabilities are distinct from those of the Company and its other affiliates as SRPC's creditors have a claim on its assets prior to such assets becoming available to any creditor of the Company. SRPC transfers, on a daily basis, the accounts receivable purchased from the Company to the Trust in exchange for cash or an increase in the Retained Certificates. The remaining interest in the Trust is held by third-party investors which are represented by the Trust Certificates (as defined below). The Retained Certificates are effectively subordinated to the interests of such third-party investors, and are pledged to secure the SRPC Notes which were issued to finance the Uhlmans acquisition.

         Since its inception, the Trust has issued $165.0 million of term certificates and a $40.0 million revolving certificate (collectively, the "Trust Certificates") to third parties representing undivided interests in the Trust. The holder of the revolving certificate agreed to purchase interests in the Trust equal to the amount of accounts receivable in the Trust above the level required to support the term certificates (aggregating $204.1 million at February 1, 1997), up to a maximum of $40.0 million. As of February 1, 1997, there was no outstanding balance under the revolving certificate. The Retained Certificates are effectively subordinated to the interests of third-party investors, and are pledged to secure the SRPC Notes. If the amount of accounts receivable in the Trust falls below the level required to support the Trust Certificates, certain principal collections may be retained in the Trust until such time as the accounts receivable balances exceed the amount of accounts receivable required to support the Trust Certificates and any required transferor's interest. SRPC receives distributions from the Trust of cash in excess of amounts required to satisfy the Trust's obligations to third-party investors on the Trust Certificates. Cash so received by SRPC may be used to purchase additional accounts receivable from, or make distributions to, the Company after SRPC has satisfied its obligations on the SRPC Notes. The Trust may issue additional series of certificates from time to time on various terms. Terms of any future series will be determined at the time of issuance.

         Management believes that funds provided by operations, together with funds available under the Credit Agreements and the Accounts Receivable Program will be adequate to meet the Company's anticipated requirements for working capital, interest payments, planned capital expenditures and principal payments on debt. Estimates as to working capital needs and other expenditures may be materially affected if the foregoing sources are not available or do not otherwise provide sufficient funds to meet the Company's obligations.

RISK FACTORS

         LEVERAGE AND RESTRICTIVE COVENANTS: Due to the level of the Company's indebtedness, any material adverse development affecting the business of the Company could significantly limit its ability to withstand competitive pressures and adverse economic conditions, to take advantage of expansion opportunities or other significant business opportunities that may arise, or to meet its obligations as they become due. The Company's debt imposes operating and financial restrictions on the Company and certain of its subsidiaries. Such restrictions limit the Company's ability to incur additional indebtedness, to make dividend payments and to make capital expenditures. The Company will begin to incur significant scheduled principal repayment obligations on its indebtedness beginning in 1999, and expects that it will be necessary to refinance this indebtedness upon the respective maturity of such debt through additional debt issuances or through additional equity financing. No assurance can be given that the Company will be able to obtain such financing, or that such financing will be available on favorable terms.
See "Liquidity and Capital Resources."

         FUTURE GROWTH AND RECENT ACQUISITIONS; LIQUIDITY: Key components of the Company's growth strategy are to (i) continue to identify and acquire new store locations where the Company believes it can operate profitably and (ii) identify and consummate strategic acquisitions (including the acquisition of C.R. Anthony (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations"). Such expansions and acquisitions could be material in size and cost. The Company's ability to achieve its expansion plans is dependent upon many factors, including the availability and permissibility under restrictive covenants of financing, general and market specific economic conditions, the identification of suitable markets, the availability and leasing of suitable sites on acceptable terms, the hiring, training and retention of qualified management and other store personnel and the integration of new stores into the Company's information systems and operations. As a result, there can be no assurance that the Company will be able to achieve its targets for opening new stores (including acquisitions) or that such new stores will operate profitably when opened or acquired.

         The Company's growth strategy may significantly expand the Company's capital expenditure and working capital requirements, and the Company's ability to meet such requirements may be adversely affected by the Company's level of indebtedness and the restrictive covenants contained therein, especially in periods of economic downturn.

         ECONOMIC AND MARKET CONDITIONS; SEASONALITY: Substantially all of the Company's operations are located in the central United States. In addition, many of the Company's stores are situated in small towns and rural environments that are substantially dependent upon the local economy. The retail apparel business is dependent upon the level of consumer spending, which may be adversely affected by an economic downturn or a decline in consumer confidence. An economic downturn, particularly in the central United States and any state (such as Texas) from which the Company derives a significant portion of its net sales, could have a material adverse effect on the Company's business and financial condition. The Company currently has seven stores located near the Texas- Mexico border and has plans to open several additional stores in that region. Economic conditions in Mexico, particularly the significant devaluation of the Mexican peso, adversely affected sales during 1995. Deterioration of the economic conditions in Mexico in the future could adversely affect the Company's sales.

         The Company's success depends in part upon its ability to anticipate and respond to changing consumer preferences and fashion trends in a timely manner. Although the Company attempts to stay abreast of emerging lifestyle and consumer preferences affecting its merchandise, any sustained failure by the Company to identify and respond to such trends could have a material adverse effect on the Company's business and financial condition.

         The Company's business is seasonal and its quarterly sales and profits traditionally have been lower during the first three fiscal quarters of the year (February through October) and higher during the fourth fiscal quarter (November through January). In addition, working capital requirements fluctuate throughout the year, increasing substantially in October and November in anticipation of the holiday season due to requirements for significantly higher inventory levels. Any substantial decrease in sales for the last three months of the year could have a material adverse effect on the Company's business and financial condition.

         COMPETITION: The retail apparel business is highly competitive. Although competition varies widely from market to market, the Company faces substantial competition, particularly in its Houston area markets, from national, regional and local department and specialty stores. Some of the Company's competitors are considerably larger than the Company and have substantially greater financial and other resources. Although the Company currently offers branded merchandise not available at certain other retailers (including large national discounters) in its small market stores, there can be no assurance that existing or new competitors will not begin to carry similar branded merchandise, which could have a material adverse effect on the Company's business and financial condition.

         DEPENDENCE ON KEY PERSONNEL: The success of the Company depends to a large extent on its executive management team, including the Company's President and Chief Executive Officer, Carl Tooker. Although the Company has entered into employment agreements with each of the Company's executive officers, it is possible that members of executive management may leave the Company, and such departures could have a material adverse effect on the Company's business and financial condition. The Company does not maintain key-man life insurance on any of its executive officers.

         CONSUMER CREDIT RISKS - PRIVATE LABEL CREDIT CARD PORTFOLIO: Sales under the Company's private label credit card program represent a significant portion of the Company's business. In recent years, there have been substantial increases in the rate of charge-offs on the Company's accounts receivable. To date, aggregate increases in finance and service charges have offset a significant portion of the increases in charge-offs. However, further deterioration in the quality of the Company's accounts receivable portfolio or any adverse changes in laws regulating the granting or servicing of credit (including late fees and the finance charge applied to outstanding balances) could have a material adverse effect on the Company's business and financial condition. There can be no assurance that the rate of charge-offs on the Company's accounts receivable portfolio will not increase further or that increases in finance charges and late fee collections will continue to offset any such increases in charge-offs.

         ACCOUNTS RECEIVABLE PROGRAM: The Company currently securitizes substantially all of the receivables derived from its proprietary credit card accounts through the Accounts Receivable Program. Under this program, the Company causes such receivables to be transferred to the Trust, which from time to time issues certificates to investors backed by such receivables. The Accounts Receivable Program has provided the Company with substantially more liquidity (through the issuance and sale of such certificates) than it would have had without this program. There can be no assurance that the Company will be able to continue to securitize its receivables in this manner. There can be no assurance that receivables will continue to be generated by credit card holders, or that new credit card accounts will continue to be established at the rate historically experienced by the Company. Any decline in the generation of receivables or in the rate or pattern of cardholder payments on accounts could have a material adverse effect on the Company's business and financial condition. In addition, significant increases in the floating rates paid on investor certificates and/or significant deterioration in the performance of the Company's receivables portfolio could trigger an early repayment requirement, which could materially adversely affect liquidity. See "Liquidity and Capital Resources."

         INTEREST RATE RISK: Although the Company is protected to a certain extent by interest rate caps, investors in the receivables-backed certificates of the Trust receive interest payments on such certificates based on a floating rate. If the interest rate on these certificates increases, the Company's operating results could be materially adversely affected. See "Liquidity and Capital Resources."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See "Index to Financial Statements and Schedules" included on page for information required under this Item 8.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE
         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table lists the names, ages and all positions held by the directors and executive officers of Stage Stores as of April 1, 1997:

           NAME                 Age                   Position
---------------------------   -------   ----------------------------------------
Carl Tooker                     49      Chairman, President and Chief Executive
                                        Officer
Mark Shulman                    48      Director, Executive Vice President/Chief
                                        Merchandising Officer
James Marcum                    37      Executive Vice President/Chief Financial
                                        Officer
Stephen Lovell                  41      Executive Vice President/Director of
                                        Stores
Ron Lucas                       49      Senior Vice President/Human Resources
Joshua Beckenstein              38      Director
Adam Kirsch                     35      Director
Peter Mulvihill                 38      Director
Harold Compton                  49      Director
Robert Huth                     51      Director
Richard Jolosky                 62      Director


         Mr. Tooker joined the Company as Director, President and Chief Operating Officer on July 1, 1993. On July 1, 1994, Mr. Tooker was appointed Chief Executive Officer and on January 27, 1997, Mr. Tooker was elected Chairman of the Board. Mr. Tooker succeeds Mr. Bernard Fuchs, age 70, who retired. Mr. Tooker has 25 years of experience in the retail industry, 18 of which were spent in the May Co. where he served as Chairman and Chief Operating Officer of Filene's of Boston from 1988 to 1990. In 1990, Mr. Tooker joined Rich's, a division of Federated Department Stores, Inc., as President and Chief Operating Officer, and in 1991 Mr. Tooker was promoted to Chief Executive Officer of Rich's where he served until joining the Company in 1993.

         Mr. Shulman joined the Company in January 1994 as Executive Vice President and Chief Merchandising Officer with 24 years of retailing experience. Effective December 1996, Mr. Shulman was appointed to the Board of Directors. Prior to joining the Company, Mr. Shulman held varying positions with Bloomingdales, Rikes and I. Magnin, all of which are divisions of Federated Department Stores, Inc. Mr. Shulman served as President and Chief Executive Officer of Ann Taylor from 1985 to 1987, President and Chief Executive Officer of Henri Bendel (a division of the Limited) from 1987 to 1990, President and Chief Operating Officer of Bonjour, Inc. from 1990 to 1992, and president of Leslie Fay Dress Division from 1992 to 1994.

         Mr. Marcum joined the Company in June 1995 as Executive Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Marcum held various positions at the Melville Corporation where he was employed since 1983. Mr. Marcum served as Treasurer of Melville Corporation from 1986 to 1989, Vice President and Controller of Marshalls, Inc., a division of the Melville Corporation, from 1989 to 1990 and from 1990 to 1995 as Senior Vice President and Chief Financial Officer of Marshalls, Inc. From 1980 to 1983, Mr. Marcum was employed at Coopers and Lybrand L.L.P.

         Mr. Lovell joined the Company in June 1995 as Executive Vice President and Director of Stores. Before joining the Company, Mr. Lovell served in various positions at Hit or Miss, a division of TJX Companies, where he was employed since 1980 and where he served since January 1987 as Senior Vice President and Director of Stores.

         Mr. Lucas joined the Company in July 1995 as Senior Vice President, Human Resources. Between 1987 and 1995, Mr. Lucas served as Vice President, Human Resources at two different divisions of Limited, Inc., the Limited Stores Division and Lane Bryant. Previously, he spent seventeen years at the Venture Stores Division of May Co. where from 1985 to 1987 he was Vice President, Organization Development.

         Mr. Bekenstein has been a Director since December 1988 and was Vice Chairman of the Board of Directors and Chief Financial Officer of the Company from May 1992 until June 1995 when Mr. Marcum was appointed Chief Financial Officer. In March 1996, Mr. Bekenstein resigned as Vice Chairman. Mr. Bekenstein continues to serve as a Director. Mr. Bekenstein has been a Managing Director of Bain Capital, Inc. since May 1993 and a General Partner of Bain Venture Capital since its inception in 1987. Mr. Bekenstein also currently serves on the Board of Directors of Waters Corporation.

         Mr. Kirsch has been a Director since June 1992 and has been a Managing Director of Bain Capital, Inc. since May 1993 and a General Partner of Bain Venture Capital since 1990 and was an associate and principal of Bain from 1987 to 1990. Mr. Kirsch also currently serves as a Director of Brookstone, Inc., Duane Reade Holding Corp., Diagnostics Holdings Inc. and the Wesley-Jessen Corporation.

         Mr. Mulvihill has been a Director since December 1988. Mr. Mulvihill has served as a Managing Director of Oak Hill Partners, Inc. (the management company for Acadia) since 1993. From June 1987 to 1993, Mr. Mulvihill worked for and was associated with Rosecliff, Inc. (the predecessor of Oak Hill). Prior to joining Rosecliff, Mr. Mulvihill was an investment banker with Drexel Burnham Lambert Incorporated in the corporate finance department from 1985 to 1987. Mr. Mulvihill also serves as a director of Harvest Foods, Inc., an Arkansas- based grocery chain.

         Mr. Compton has been a Director since March 1997. Mr. Compton has served as Director, Executive Vice President and Chief Executive Officer of CompUSA, Inc. since 1995. Previously, he served as a Director, Executive Vice President-Operations, from 1994 to 1995. Prior to joining CompUSA, Mr. Compton served as President and Chief Operating Officer of Central Electric, Inc. from 1993 to 1994. From 1989 to 1993, Mr. Compton served as Executive Vice President-Operations & Human Resources of HomeBase, Inc.

         Mr. Huth has been a Director since March 1997. Mr. Huth has served as President of David's Bridal from 1995 to the present. Prior to joining David's Bridal, Mr. Huth was employed by Melville Corporation from 1987 to 1995, where he served as Director, Executive Vice President and Chief Executive Officer. Previously, Mr. Huth was a Partner at KPMG Peat Marwick.

         Mr. Jolosky has been a Director since March 1997. Mr. Jolosky has served as President of Payless ShoeSource, Inc. from 1985 to 1988, and again, since 1996 to the present. Before becoming President, Mr. Jolosky served as Executive Vice President Merchandising from 1982 to 1988. Mr. Jolosky served as President and Chief Executive Officer of Silverman Jewelry Company from 1995 to 1996. He also served as Chief Executive Officer of the Richard Allen Company from 1992 to 1995, and President and Chief Executive Officer of T & J Shoe Company from 1988 to 1989.

         Certain other information regarding directors and officers is incorporated herein by reference to the information under the heading "Director and Officer and Ten Percent Stockholder Security Reports" in the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

         Information regarding compensation of directors is incorporated herein by reference to the information under the heading "Compensation of Directors" in the Proxy Statement.

COMPENSATION OF EXECUTIVE OFFICERS

         Information regarding compensation of executive officers is incorporated herein by reference to the information under the heading "Executive Compensation" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions is incorporated herein by reference to the information under the heading "Certain Relationships and Related Transactions" in the Proxy Statement.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) and (d) Financial Statements

                  See "Index to Financial Statements and Schedules" on Page 19.

         (b) Reports on Form 8-K

                  A Current Report on Form 8-K dated November 25, 1996 was filed under Item 5 to report that the Company issued a press release to announce operating results for the three and nine months ended November 2, 1996.

                  A Current Report on Form 8-K dated March 5, 1997 was filed under Item 5 to report that the Company issued a press release to announce the agreement to acquire the C.R. Anthony Company.

         (c) Exhibits - See "Exhibit Index" at X-1.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    STAGE STORES, INC.

                                    /S/ CARL TOOKER               April 4, 1997
                                    Carl Tooker
                                    President, Chairman and
                                    Chief Executive
                                    Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/S/ CARL TOOKER              Chairman, President and Chief Executive
Carl Tooker                  Officer (principal executive officer)          April 4, 1997



/S/ MARK SHULMAN             Director and Executive Vice President/
Mark Shulman                 Chief Merchandising Officer                    April 4, 1997


/S/ JAMES MARCUM             Executive Vice President and
James Marcum                 Chief Financial Officer
                             (principal financial and accounting officer)   April 4, 1997


/S/ JOSHUA BEKENSTEIN        Director                                       April 4, 1997
Joshua Bekenstein


/S/ ADAM KIRSCH              Director                                       April 4, 1997
Adam Kirsch


/S/ PETER MULVIHILL          Director                                       April 4, 1997
Peter Mulvihill

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                           Page
                                                                          NUMBER
FINANCIAL STATEMENTS
Report of Independent Accountants............................................F-1
Consolidated Balance Sheet at February 1, 1997 and February 3, 1996..........F-2
Consolidated Statement of Operations for 1996, 1995 and 1994.................F-3
Consolidated Statement of Cash Flows for 1996, 1995 and 1994.................F-4
Consolidated Statement of Stockholders' Equity for 1996, 1995 and 1994.......F-6
Notes to Consolidated Financial Statements...................................F-7

SCHEDULES

I.    Condensed Financial Information of the Registrant......................S-1

       All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Stage Stores, Inc.

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Stage Stores, Inc. and its subsidiaries at February 1, 1997 and February 3, 1996, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Houston, Texas
March 12, 1997

                               STAGE STORES, INC.
                           CONSOLIDATED BALANCE SHEET
              (in thousands, except par value and number of shares)

                                                   February 1,  February 3,
                                                      1997        1996
                                                   ---------    ---------
                  ASSETS
Cash and cash equivalents ......................   $  18,286    $  20,273
Undivided interest in accounts receivable trust       80,672       56,515
Merchandise inventories ........................     187,717      150,032
Prepaid expenses ...............................      15,690       17,378
Other current assets ...........................      32,797       12,225
                                                   ---------    ---------
      Total current assets .....................     335,162      256,423

Property, equipment and leasehold
  improvements, net ............................     111,189       93,118
Goodwill, net ..................................      47,173       30,876
Other assets ...................................      15,759       27,837
                                                   ---------    ---------
                                                   $ 509,283    $ 408,254
                                                   =========    =========
    LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable ...............................   $  54,336    $  41,494
Accrued interest ...............................      12,908       12,327
Accrued employee compensation costs ............      10,068        7,892
Accrued expenses and other current
  liabilities ..................................      22,631       24,602
                                                   ---------    ---------
      Total current liabilities ................      99,943       86,315

Long-term debt .................................     298,453      380,039
Other long-term liabilities ....................      12,638       14,214
Deferred income taxes ..........................       5,983         --
                                                   ---------    ---------
      Total liabilities ........................     417,017      480,568
                                                   =========    =========
Preferred stock, par value $1.00, non-voting,
  2,500 shares authorized, no shares
  issued or outstanding ........................        --           --
Common stock, par value $0.01, 75,000,000 shares
  authorized, 22,033,303 and 10,866,041 shares
  issued and outstanding, respectively .........         220          109
Class B common stock, par value $0.01,
  non-voting, 3,000,000 shares authorized,
  1,250,584 and 1,391,303 shares
  issued and outstanding, respectively .........          13           14
Additional paid-in capital .....................     169,811        3,800
Accumulated deficit ............................     (77,778)     (76,237)
                                                   ---------    ---------
   Stockholders' equity (deficit) ..............      92,266      (72,314)
                                                   ---------    ---------
Commitments and contingencies ..................        --           --
                                                   ---------    ---------
                                                   $ 509,283    $ 408,254
                                                   =========    =========

         The accompanying notes are an integral part of this statement.

                               STAGE STORES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except earnings per share)


                                                     Fiscal Year
                                         ---------------------------------
                                           1996         1995       1994
                                         ---------    --------   ---------
Net sales ............................   $ 776,550    $682,624   $ 581,463
Cost of sales and related buying,
  occupancy and distribution expenses      532,563     468,347     398,659
                                         ---------    --------   ---------
Gross profit .........................     243,987     214,277     182,804

Selling, general and
  administrative expenses ............     172,579     149,102     126,200
Store opening and closure costs ......       2,838       3,689       5,647
                                         ---------    --------   ---------
Operating income .....................      68,570      61,486      50,957

Interest, net ........................      45,954      43,989      40,010
                                         ---------    --------   ---------
Income before income tax and
   extraordinary item ................      22,616      17,497      10,947
Income tax expense ...................       8,594       6,767       4,317
                                         ---------    --------   ---------
Income before extraordinary item .....      14,022      10,730       6,630
Extraordinary item - early retirement
   of debt ...........................     (16,081)       --          (308)
                                         ---------    --------   ---------
Net income (loss) ....................   $  (2,059)   $ 10,730   $   6,322
                                         =========    ========   =========
EARNINGS (LOSS) PER COMMON SHARE DATA:

Earnings per common share before
   extraordinary item ................   $    0.88    $   0.84   $    0.54
Extraordinary item - early retirement
   of debt ...........................       (1.01)       --         (0.03)
                                         ---------    --------   ---------
Earnings (loss) per common share after
   extraordinary item ................   $   (0.13)   $   0.84   $    0.51
                                         =========    ========   =========
Weighted average common shares
  outstanding ........................      15,927      12,726      12,393
                                         =========    ========   =========

         The accompanying notes are an integral part of this statement.

                               STAGE STORES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                     Fiscal Year
                                                          ---------------------------------
                                                            1996         1995       1994
                                                          ---------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss) ...................................   $  (2,059)   $ 10,730    $  6,322
                                                          ---------    --------    --------
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
    Depreciation and amortization .....................      14,181      12,816       9,997
    Deferred income taxes .............................      15,650      (4,065)     (3,608)
    Accretion of discount .............................      11,097      13,940      12,286
    Amortization of debt issue costs ..................       2,104       1,860       1,674
    Issuance of long-term debt in lieu of
      interest payment ................................        --           147         282
    Loss on early retirement of debt ..................      16,081        --           308
    Changes in operating assets and liabilities:
      Decrease (increase) in undivided interest in
         accounts receivable trust ....................     (18,815)      7,885     (11,974)
      Increase in merchandise inventories .............     (28,199)    (31,650)    (14,077)
      Increase in other assets ........................      (3,339)     (6,611)     (3,265)
      Increase (decrease) in accounts payable and
         accrued liabilities ..........................      (6,614)      1,202      11,861
                                                          ---------    --------    --------
        Total adjustments .............................       2,146      (4,476)      3,484
                                                          ---------    --------    --------
      Net cash provided by operating activities .......          87       6,254       9,806
                                                          ---------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Decrease (increase) in restricted investments .......        --          (100)     10,811
  Acquisitions, net of cash acquired ..................     (27,346)     (1,167)    (20,840)
  Additions to property, equipment and leasehold
    improvements, net .................................     (26,096)    (28,638)    (19,706)
                                                          ---------    --------    --------
      Net cash used in investing activities ...........     (53,442)    (29,905)    (29,735)
                                                          ---------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from:
    Long-term debt ....................................      30,000      16,458        --
    Common stock ......................................     165,969          68          97
  Payments on:
    Long-term debt ....................................    (140,677)       (266)    (10,442)
    Redemption of common stock ........................         (46)       (122)       --
    Additions to debt issue costs .....................      (3,878)       (807        (448)
                                                          ---------    --------    --------
      Net cash provided by (used in)
        financing activities ..........................      51,368      15,331     (10,793)
                                                          ---------    --------    --------
      Net decrease in cash and cash
        equivalents ...................................      (1,987)     (8,320)    (30,722)

  Cash and cash equivalents:
    Beginning of year .................................      20,273      28,593      59,315
                                                          ---------    --------    --------
    End of year .......................................   $  18,286    $ 20,273    $ 28,593
                                                          =========    ========    ========

         The accompanying notes are an integral part of this statement.

                               STAGE STORES, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
                                 (in thousands)



                                                      Fiscal Year
                                             1996        1995        1994
                                           --------    --------    --------
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:

  Interest paid ........................   $ 32,094    $ 27,845    $ 28,414
                                           ========    ========    ========
  Income taxes paid ....................   $  6,988    $  5,939    $  5,198
                                           ========    ========    ========

 SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

        The Company purchased Uhlmans, Inc. on June 3, 1996, Mammouth, Inc. and Szolds, Inc. during 1995 and a significant portion of the assets of Beall-Ladymon, Inc. during 1994. In conjunction with these acquisitions, liabilities were assumed as follows:


Fair value allocated to assets acquired    $ 35,001    $  1,702    $ 24,043
Cash paid for assets acquired, including
  acquisition expenses .................    (27,346)     (1,167)    (20,840)
Purchase price payable at closing ......       --          (393)       --
                                           --------    ---------   --------
Liabilities assumed ....................   $  7,655    $    142    $  3,203
                                           ========    =========   ========

         The accompanying notes are an integral part of this statement.

                               STAGE STORES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (in thousands, except numbers of shares)

                                                 Common Stock
                                    ------------------------------------------
                                                                  Class B
                                                           -------------------  Additional
                                      Shares                 Shares              Paid-in    Accumulated
                                    Outstanding   Amount   Outstanding  Amount   Capital      Deficit       Total
                                     ----------   ------   -----------  ------   ---------    --------    ---------
Balance, January 29, 1994 .......    10,735,544    $107    1,391,303     $ 14    $   3,228    $(91,076)   $ (87,727)
                                     ----------    ----    ---------     ----    ---------    --------    ---------
Net income ......................          --       --          --        --          --         6,322        6,322
Vested compensatory stock options          --       --          --        --           247        --            247
Issuance of stock ...............        45,469     --          --        --            97        --             97
Adjustment for minimum
  pension liability .............          --       --          --        --          --          (132)        (132)
                                     ----------    ----    ---------     ----    ---------    --------    ---------
Balance, January 28, 1995 .......    10,781,013     107    1,391,303       14        3,572     (84,886)     (81,193)

Net income ......................          --       --          --        --          --        10,730       10,730
Vested compensatory stock options          --       --          --        --           284        --            284
Issuance of stock ...............       115,208       2         --        --            66        --             68
Adjustment for minimum
  pension liability .............          --       --          --        --          --        (2,081)      (2,081)
Retirement of stock .............       (30,180)    --          --        --          (122)       --           (122)
                                     ----------    ----    ---------     ----    ---------    --------    ---------
Balance, February 3, 1996 .......    10,866,041     109    1,391,303       14        3,800     (76,237)     (72,314)

Net loss ........................          --       --          --        --          --        (2,059)      (2,059)
Vested compensatory stock options          --       --          --        --           198        --            198
Issuance of stock ...............    11,032,236     110         --        --       165,859        --        165,969
Conversion of Class B common
  stock .........................       140,719       1     (140,719)      (1)        --          --           --
Adjustment for minimum
  pension liability .............          --       --          --        --          --           518          518
Retirement of stock .............        (5,693)    --          --        --           (46)       --            (46)
                                     ----------    ----    ---------     ----    ---------    --------    ---------
Balance, February 1, 1997 .......    22,033,303    $220    1,250,584     $ 13    $ 169,811    $(77,778)   $  92,266
                                     ==========    ====    =========     ====    =========    ========    =========

         The accompanying notes are an integral part of this statement.

                               STAGE STORES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      DESCRIPTION OF BUSINESS: Stage Stores, Inc. ("Stage Stores" or the "Company"), through its wholly-owned subsidiary, Specialty Retailers, Inc. ("SRI"), operates family apparel stores primarily under the names "Bealls", "Palais Royal" and "Stage" offering branded fashion apparel and accessories for women, men and children. As of February 1, 1997, the Company operated 315 stores in nineteen states located throughout the central United States.

      PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Stage Stores and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

      FISCAL YEAR: References to a particular year are to the Company's fiscal year which is the 52 or 53 week period ending on the Saturday closest to January 31 of the following calendar year (e.g., a reference to "1996" is a reference to the fiscal year ended February 1, 1997). All fiscal years presented consisted of 52 weeks except for 1995 which consisted of 53 weeks.

      USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      ACCOUNTS RECEIVABLE SECURITIZATION: The Company securitizes all of its trade accounts receivable through a wholly-owned special purpose entity, SRI Receivables Purchase Co., Inc. ("SRPC"). SRPC holds a retained interest in the securitization vehicle, a special purpose trust (the "Trust"), which is represented by two certificates of beneficial ownership in the Trust (the "Retained Certificates"). The Company accounts for the Retained Certificates under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Under SFAS 115, the Retained Certificates are accounted for as debt securities and classified as trading securities. Accordingly, the Retained Certificates are recorded at fair value in the accompanying balance sheet with any change in fair value reflected currently in income.

      MERCHANDISE INVENTORIES: The Company states its merchandise inventories at the lower of cost or market, cost being determined using the retail last-in, first-out ("LIFO") method. Market is estimated on a pool-by-pool basis. The Company believes that the LIFO method, which charges the most recent merchandise costs to the results of current operations, provides a better matching of current costs with current revenues in the determination of operating results. Some companies use the retail first-in, first-out ("FIFO") method in valuing their inventories. If the retail FIFO method had been used, inventories at February 1, 1997 and February 3, 1996 would have been lower by $5.3 million and $3.5 million, respectively.

      PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS: Property, equipment and leasehold improvements are stated at cost and depreciated over their estimated useful lives using the straight-line method. The estimated useful lives of leasehold improvements do not exceed the term of the related lease, including renewal options. The estimated useful lives in years are as follows:

            Buildings ............................................   20-25
            Store and office fixtures and
              equipment ..........................................    7-12
            Warehouse equipment ..................................    5-15
            Leasehold improvements ...............................   15-50

                               STAGE STORES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      INCOME TAXES: The provision for income taxes is computed based on the pretax income included in the consolidated statement of operations. The asset and liability approach is used to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

      EARNINGS (LOSS) PER COMMON SHARE: Common stock options outstanding are treated as common stock equivalents in the computation of earnings or loss per common share using the treasury stock method. Prior to the initial public offering of the Company's common stock (see Note 2), the fair value of the Company's common stock was determined in good faith by the Board of Directors based upon the Company's historical and projected financial performance.

      STOCK SPLIT: Share and per share amounts for all periods presented reflect the impact of a .94727 for 1 reverse stock split of the Company's common stock consummated concurrently with the Company's initial public offering.

      DEBT ISSUE COSTS: Debt issue costs are accounted for as a deferred charge and amortized on a straight-line basis over the term of the related issue. Amortization of debt issue costs were $2.1 million, $1.9 million and $1.7 million for 1996, 1995 and 1994, respectively.

      GOODWILL AND OTHER INTANGIBLES: The Company amortizes goodwill and intangible assets on a straight-line basis over the estimated future periods benefited, not to exceed forty years. Amortization periods for goodwill and other intangibles associated with acquisitions are currently five to forty years. Each year, the Company evaluates the remaining useful life associated with goodwill based upon, among other things, historical and expected long-term results of operations. Accumulated amortization of goodwill was $5.4 million and $4.7 million at February 1, 1997 and February 3, 1996, respectively.

      STORE PRE-OPENING EXPENSES: Pre-opening expenses of new stores are charged to operations in the year the store opens.

      ADVERTISING EXPENSES: Advertising costs are charged to operations when the related advertising first takes place. Advertising costs were $29.7 million, $25.9 million and $22.3 million for 1996, 1995 and 1994, respectively. Prepaid advertising costs were $1.2 million and $0.5 million at February 1, 1997 and February 3, 1996, respectively.

      STATEMENT OF CASH FLOWS: The Company considers highly liquid investments with initial maturities of less than three months to be cash equivalents in its statement of cash flows.

      FINANCIAL INSTRUMENTS: Except for the Retained Certificates, the Company records all financial instruments at cost. The cost of all financial instruments, except long-term debt and the Retained Certificates, approximates fair value.

      IMPAIRMENT OF ASSETS: The Company adopted Statement of Financial Accounting Standard No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" during the first quarter of 1996. The adoption of SFAS 121 did not have a material effect on the Company's financial position or results of operations.

      RECLASSIFICATIONS: The accompanying consolidated financial statements include reclassifications from financial statements issued in previous years.

                               STAGE STORES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 2 - INITIAL PUBLIC OFFERING OF COMMON STOCK

      During October 1996, the Company completed an initial public offering whereby the Company sold 10,750,000 shares of its common stock to the public. The net proceeds of $165.7 million were used primarily to retire the 12 3/4% Senior Discount Debentures due 2000 (the "Senior Discount Debentures"). In addition, the Company replaced its working capital facility in January 1997. As a result of the early retirement of the Senior Discount Debentures and the replacement of the working capital facility, the Company recorded an extraordinary charge of $16.1 million, net of applicable income taxes of $9.8 million.

NOTE 3 - ACCOUNTS RECEIVABLE SECURITIZATION

      Pursuant to the accounts receivable securitization (the "Accounts Receivable Program"), the Company transfers all of the accounts receivable generated by the holders of the Company's private label credit card accounts to SRPC on a daily basis in exchange for cash or an increase in the Retained Certificates. SRPC is a separate limited-purpose subsidiary that is operated in a fashion intended to ensure that its assets and liabilities are distinct from those of the Company and its other affiliates as SRPC's creditors have a claim on its assets prior to becoming available to any creditor of the Company. The Trust currently has $165.0 million of term certificates and a $40.0 million revolving certificate outstanding which represent undivided interests in the Trust. The holder of the revolving certificate has agreed to purchase interests in the Trust equal to the amount of accounts receivable in the Trust above the level required to support the Retained Certificates, up to a maximum of $40.0 million. If accounts receivable balances in the Trust fall below the level required to support the term certificates and revolving certificates, certain principal collections may be retained in the Trust until such time as the receivable balances exceed the certificates then outstanding and the required Retained Certificates. The Trust may issue additional series of certificates from time to time. Terms of any future series will be determined at the time of issuance. The outstanding balances of the term certificates totaled $165.0 million at February 1, 1997 and February 3, 1996. There were no balances outstanding under the revolving certificates at February 1, 1997 or February 3, 1996.

      Total accounts receivable transferred to the Trust during 1996, 1995 and 1994 were $441.4 million, $411.6 million and $362.3 million, respectively. The cash flows generated from the accounts receivable in the Trust are dedicated to
(i) the purchase of new accounts receivable generated by the Company, (ii) payment of a return on the certificates and (iii) the payment of a servicing fee to SRI. Any remaining cash flows are remitted to the Company. The term certificates entitle the holders to receive a return, based upon the London Interbank Offered Rate ("LIBOR"), plus a specified margin paid on a quarterly basis. Principal payments commence on December 31, 1999 but can be accelerated upon occurrence of certain events. The revolving certificate entitles the holder to receive a return based upon a floating LIBOR rate, plus a specified margin, or prime rate, at the option of the Company paid on a monthly basis. The Company is currently protected against increases above 12% under an agreement entered into with a bank. The Company is exposed to a loss in the event of non-performance by the bank. However, the Company does not anticipate non-performance by the bank. At February 1, 1997, the average rate of return on the term certificates was 6.5%. The purchase commitment for the revolving certificate is five years, subject to renewal at the option of the parties. The revolving certificate holders are entitled to repayment in the event the accounts receivable decrease below that required to support such certificates.

                               STAGE STORES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      The impact of the Accounts Receivable Program on the Company's statement of operations for the years presented is as follows (in thousands):

                                                          Fiscal Year
                                                  ------------------------------
                                                   1996       1995       1994
                                                  --------   --------  ---------
       Finance    charge   income   billed   to
       cardholders.............................   $48,555    $41,321   $35,183
       Return paid to certificateholders.......   (11,428)   (11,529)   (8,200)
       Servicing and bad debt expenses.........   (37,626)   (28,551)  (22,504)
       Other...................................       279        (62)   (1,552)
                                                  --------   --------  ---------
                                                  $  (220)   $ 1,179   $ 2,927
                                                  ========   ========  =========

NOTE 4 - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

      Property, equipment and leasehold improvements were as follows (in thousands):

                                                  February 1,    February 3,
                                                     1997            1996
                                                 --------------  --------------
       Land.....................................   $   3,074       $   3,074
       Buildings................................      16,308          16,313
       Fixtures and equipment...................     104,958          88,794
       Leasehold improvements...................      63,022          49,290
                                                   ----------      ----------
                                                     187,362         157,471
       Accumulated depreciation.................      76,173          64,353
                                                   ----------      ----------
                                                   $ 111,189       $  93,118
                                                   ==========      ==========

      Depreciation expense was $12.3 million, $10.8 million and $8.5 million for 1996, 1995 and 1994, respectively.

NOTE 5 - STORE CLOSURES

      During 1994, the Company approved a store closure plan (the "Store Closure Plan") which provided for the closure of forty Fashion Bar stores. These stores were primarily located in major regional malls within the Denver area. Management determined that the merchandising strategy and market positions of such stores were not compatible with the Company's overall merchandising philosophy or growth strategy. The Company accrued $5.2 million for the expected costs associated with the Store Closure Plan in 1994. The Company substantially completed the Store Closure Plan during 1995. Net sales and operating income attributable to the stores closed were $23.2 million and $0.6 million, respectively, in 1994. Such amounts were not material during 1996 and 1995.

                               STAGE STORES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 6 - LONG-TERM DEBT

      Long-term debt consists of the following (in thousands):

                                                  February 1,    February 3,
                                                     1997            1996
                                                 --------------  --------------
       SRI Senior Notes.........................   $ 130,000       $ 130,000
       SRI Senior Subordinated Notes, net of
          discount..............................     116,686         116,530
       Revolving Credit Agreements..............          --              --
       SRPC Notes...............................      30,000              --
       Bealls Holding Subordinated Notes, net
          of discount...........................      11,945          11,319
       FB Holdings Subordinated Notes, net of
          discount..............................       4,174           4,125
       Bealls Holding Junior Subordinated
          Debentures, net of discount...........       6,408           6,221
       Port Arthur IDRB.........................       1,877           2,002
       Senior Discount Debentures, net of
          discount..............................          --         109,817
       Other long term debt.....................          --             301
                                                   ----------      ----------
                                                     301,090         380,315
       Current maturities.......................       2,637             276
                                                   ----------      ----------
                                                   $ 298,453       $ 380,039
                                                   ==========      ==========

      The Company used the proceeds of the initial public offering of the Company's common stock to retire the Senior Discount Debentures at 112.7% of the accreted value ($120.0 million). Prior to their retirement, the Senior Discount Debentures bore interest at 12 3/4% of the accreted value. During the time the Senior Discount Debentures were outstanding, no cash interest was paid.

      The SRI Senior Notes were issued with a principal amount of $150.0 million and bear interest at 10% payable semi-annually on February 15 and August 15. The Company is required to make a mandatory sinking fund payment on August 15, 1999 equal to 25% of the original principal amount. The Company has purchased $20.0 million of the SRI Senior Notes which satisfied a portion of the August 15, 1999 sinking fund requirement. The SRI Senior Notes are general unsecured obligations and rank senior to all subordinated debt of the Company including the SRI Senior Subordinated Notes. At February 1, 1997 and February 3, 1996, an affiliate of a significant stockholder held $44.2 million of SRI Senior Notes. Interest expense related to SRI Senior Notes held by related parties was $4.4 million for 1996 and 1995, and $2.9 million for 1994.

      The SRI Senior Subordinated Notes consist of two series with principal balances of $100.0 million and $18.3 million. The $18.3 million series was issued at a discount which results in a combined effective interest rate for both series of 11.3%. Both series bear interest at 11% payable semi-annually on February 15 and August 15. SRI is required to make a mandatory sinking fund payment in 2002 equal to forty percent of the original principal amount of both series. The SRI Senior Subordinated Notes are subordinated to the obligations under the SRI Senior Notes.

      The SRI Senior Notes and SRI Senior Subordinated Notes contain restrictive covenants which, among other things, limit (i) SRI's ability to sell certain assets, pay dividends, retire its common stock or retire certain debt, (ii) its ability to incur additional debt or issue stock and (iii) certain related party transactions.

                               STAGE STORES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      On January 31, 1997, SRI entered into amended and restated revolving credit agreements with a bank (the "Credit Agreements") to help fund its annual working capital needs. The Credit Agreements provide for a base borrowing level of $50.0 million, seasonal borrowings of an additional $10.0 million and letters of credit of an additional $15.0 million for a total commitment of $75.0 million. Prior to this amended agreement, the Company's total availability under the working capital facility was $35.0 million. The Credit Agreements are available through January 29, 2000 and provide for a commitment fee of 0.5% per annum on the average daily unused portion of the commitment amount paid on a quarterly basis. Interest is charged on outstanding loans at a base rate set forth in the agreement plus a specified margin. The specified margin range is 0.5% to 2.75% based on calculated debt service ratios as defined in the agreement. The effective interest rate at February 1, 1997 was 9.25%. As of February 1, 1997 the Company had no borrowings outstanding under the Credit Agreements. The Credit Agreements contain covenants which, among other things, restrict the (i) incurrance of additional debt, (ii) purchase of certain investments, (iii) payment of dividends, (iv) formation of certain business combinations, (v) disposition of certain assets, (vi) acquisition of subordinated debt, (vii) use of proceeds received under the agreement, (viii) aggregate amount of capital expenditures and (ix) transactions with related parties. The Credit Agreements also contain certain financial covenants which require among other things, the maintenance of the debt service ratio above predetermined levels, the amount of earnings before interest, taxes, depreciation and amortization on an annual and quarterly basis above predetermined levels, and the ratio of consolidated current assets to consolidated current liabilities above 2.5. A portion of the Credit Agreements are secured by SRI's distribution center located in Jacksonville, Texas, including equipment located therein, a pledge of SRPC stock and a pledge of the Company's trademarks. The net book value of the distribution center was approximately $6.6 million at February 1, 1997.

      During 1996, the Company issued $30.0 million in aggregate principal amount of 12.5% Trust Certificate-Backed Notes (the "SRPC Notes"). The SRPC Notes are collateralized by the Retained Certificates. Interest and principal payments are made from amounts otherwise received by SRPC from funds associated with the Retained Certificates and are non-recourse to the Company to the extent these funds are insufficient to make scheduled interest and principal payments. Interest is payable semi-annually on June 15 and December 15 of each year commencing December 15, 1996. Principal repayments are scheduled to begin during December 2000.

      The increasing rate 3 Bealls Holding, Inc. ("Bealls Holding") Subordinated Debentures Due 2002 (the "Bealls Holding Subordinated Debentures") in aggregate principal amount of approximately $15.0 million bear interest at 10% through 1994, 11% in 1995 and 12% thereafter until maturity. Interest is payable semi-annually on June 30 and December 31. Original issue discount of $7.3 million is being charged to interest expense over the term to maturity using the effective interest method. The combination of coupon interest payments and original issue discount results in an effective interest rate of 20.9%. The Bealls Holding Subordinated Debentures may be prepaid, at the Company's option, at their face value. The Company is required to redeem the Bealls Holding Subordinated Debentures beginning no later than December 31, 1997, in no more than six equal annual installments. The Bealls Holding Subordinated Debentures are subordinated to all debt of the Company. SRI is the primary obligor under these debentures.

      In connection with a previous acquisition, a subsidiary of the Company issued approximately $3.6 million aggregate principal amount of 7% FB Holdings Subordinated Notes Due 2000 ("FB Holdings Subordinated Notes"). The FB Holdings Subordinated Notes were recorded at their estimated fair value at issuance date of $3.1 million. The difference between the estimated fair value and principal amount of $0.5 million is being charged to interest expense over the term to maturity using the effective interest method. The FB Holdings Subordinated Notes are due in two equal installments on June 30, 1999 and 2000. The FB Holdings Subordinated Notes may be prepaid at any time in whole or in part at SRI's option. The FB Holdings Subordinated Notes bear interest at 7% per annum, payable quarterly. The combination of coupon interest payments and original issue discount results in an effective interest rate of 9.0%. Prior to and including June 1995, SRI paid interest in the form of additional FB Holdings Subordinated Notes; thereafter,

                               STAGE STORES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

interest is being paid in cash. The principal amount of FB Holdings Subordinated Notes at February 1, 1997 was $4.4 million. The FB Holdings Subordinated Notes are subordinated to all debt of the Company. SRI is the primary obligor under these debentures.

      In connection with the acquisition of Bealls, Bealls Holding issued the 7% Bealls Holding Junior Subordinated Debentures Due 2003 ("Bealls Holding Junior Subordinated Debentures") at a face value of approximately $12.5 million, net of discount of approximately $8.4 million. Such discount is being charged to interest expense over the term to maturity using the effective interest method. The Bealls Holding Junior Subordinated Debentures are limited to an aggregate principal amount of approximately $18.3 million. Interest is payable semi-annually on June 30 and December 31. The combination of coupon interest payments and original issue discount results in an effective interest rate of 39.4%. The principal amount of Bealls Holding Junior Subordinated Debentures outstanding at February 1, 1997 was $14.3 million. The Bealls Holding Junior Subordinated Debentures are subordinated to all debt of the Company. SRI is the primary obligor under these debentures.

      The Port Arthur Industrial Development Revenue Bond (the "Port Arthur IDRB") bears interest at 75% of the prime rate payable monthly. The interest rate applicable to the Port Arthur IDRB at February 1, 1997 was 6.0%. The Port Arthur IDRB is collateralized by a building with a net book value of approximately $0.7 million. Under a separate agreement, SRI is required to make scheduled annual sinking fund payments ranging from $0.1 million to $0.2 million.

      Aggregate maturities of long-term debt for the next five years are: 1997 - $2.6 million; 1998 - $2.6 million; 1999 - $22.3 million; 2000 - $117.4 million and 2001 - $ 32.7 million.

      Management estimates the fair value of its long-term debt to be $320.1 million and $352.3 million at February 1, 1997 and February 3, 1996, respectively. In developing its estimates, management considered quoted market prices for each instrument, if available, current market interest rates in relation to the coupon interest rates of each instrument, the relative subordination of each instrument and the relative liquidity of the instrument as indicated by the presence or lack of an active market.

NOTE 7 - STOCK OPTION PLANS

      In 1993, the Company adopted the Third Amended and Restated Stock Option Plan (the "1993 Stock Option Plan") designed to provide incentives to present and future executive, managerial, technical and other key employees and advisors to the Company (the "Participants") as selected by the Board of Directors or the compensation committee of the Board of Directors (the "Board"). All options granted under the 1993 Stock Option Plan were non-qualified within the meaning of Section 422A of the Internal Revenue Code. The number of shares of common stock which could be granted under the 1993 Stock Option Plan was 1,894,540 shares. As of February 1, 1997, there were 1,475,581 options outstanding under the 1993 Stock Option Plan. During 1996, the 1993 Stock Option Plan was frozen and replaced by the 1996 Equity Incentive Plan (the "Incentive Plan"). The Incentive Plan provides for the granting of the following types of incentive awards: stock options, stock appreciation rights ("SARs"), restricted stock, performance units, performance grants and other types of awards that the Board deems to be consistent with the purposes of the Incentive Plan. An aggregate of 1,500,000 shares of common stock have been reserved for issuance under the Incentive Plan; however, no Participant shall be entitled to receive grants of common stock, stock options or SARs with respect to common stock, in any calendar year in excess of 400,000 shares in the aggregate. There were no grants made under the Incentive Plan during 1996.

                               STAGE STORES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      The Board will have exclusive discretion to select the participants and to determine the type, size and terms of each award, to modify the terms of awards, to determine when awards will be granted and paid, and to make all other determinations which it deems necessary or desirable in the interpretation and administration of the Incentive Plan. The Incentive Plan is scheduled to terminate ten years from the date that the Incentive Plan was initially approved and adopted by the stockholders of the Company, unless extended for up to an additional five years by action of the Board. With limited exceptions, including termination of employment as a result of death, disability or retirement, or except as otherwise determined by the Board, rights to these forms of contingent compensation are forfeited if a recipient's employment or performance of services terminates within a specified period following the award. Generally, a participant's rights and interest under the Incentive Plan will not be transferable except by will or by the laws of descent and distribution.

      Options, which include nonqualified stock options and ISOs, are rights to purchase a specified number of shares of common stock at a price fixed by the Board. The option price may be equal to or greater than the fair market value of the underlying shares of common stock, but in no event less than the fair market value on the date of grant. Options granted under the 1993 Stock Option Plan and the Incentive Plan generally become exercisable in installments of 20% per year on each of the first through the fifth anniversaries of the grant date and have a maximum term of ten years.

                               STAGE STORES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      A summary of the option activity under the various plans follows:

                                                          Weighted
                                              Number of    Average
                                             Outstanding   Option
                                              Options       Price
                                             -----------  -----------
       Options outstanding at January 29,
         1994.............................     540,987     $0.46
          Granted.........................     186,647      2.27
          Surrendered.....................     (21,068)     1.25
          Exercised.......................      (2,720)     0.11
                                             -----------
       Options outstanding at January 28,
         1995.............................     703,846      0.91
          Granted.........................     409,108      2.95
          Surrendered.....................      (7,435)     1.50
          Exercised.......................     (99,985)     0.32
                                             -----------
       Options outstanding at February 3,
         1996.............................   1,005,534      1.80
          Granted.........................     783,819     10.72
          Surrendered.....................     (31,550)     4.48
          Exercised.......................    (282,222)     1.10
                                             -----------
       Options outstanding at February 1,
         1997.............................   1,475,581      6.61
                                             ===========

      Exercisable options at February 3, 1996 and January 28, 1995 were 241,355 and 123,685, respectively. A summary of outstanding and exercisable options as of February 1, 1997 follows:

                             Weighted
                              Average
               Number of     Remaining    Number of
  Option      Outstanding   Contractual   Exercisable
   Price        Options        Life        Options
------------  ------------  ------------  -----------
   $0.11        175,318          6.3         75,171
    2.27        246,392          7.3         79,777
    3.04        260,584          8.4         21,392
    5.28        503,212          9.0          5,018
   10.56         34,329          9.3             --
   21.11        255,746          9.3             --
              ------------                -----------
              1,475,581                     181,358
              ============                ===========

      The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for its plans. Compensation expense was $0.3 million for each of 1996, 1995 and 1994. The following unaudited pro forma data is calculated as if compensation cost for the Company's stock option plans were determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation":

                               STAGE STORES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                      Fiscal Year
                                                  --------------------
                                                    1996       1995
                                                  ---------  ---------
       Pro forma net income (loss).............   $(2,653)   $10,592
       Pro forma  earnings  (loss)  per  common
         share.................................     (0.17)      0.83
       Weighted  average  grant  date  value of
         options granted.......................      8.33       3.59

      The fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following assumptions: no dividend yield; volatility of 34.35%; risk-free interest rate of 6.25%; assumed forfeiture rate of 68.26% and an expected life of eight years. The pro forma amounts above are not likely to be representative of future years because options vest over several years and additional awards generally are made each year.

NOTE 8 - EMPLOYEE BENEFIT PLANS

      Pension benefits for employees are provided under the SRI Restated Retirement Plan (the "Retirement Plan"), a qualified defined benefit plan. Benefits are administered through a Trust arrangement which provides monthly payments or lump sum distributions. The Retirement Plan covers substantially all employees who have completed one year of service with 1,000 hours of service. Benefits under the plan are based upon a percentage of the participant's earnings during each year of credited service.

      The following sets forth the funded status of the Retirement Plan and the amounts recognized in the consolidated financial statements (in thousands):

                                                  February 1,    February 3,
                                                     1997            1996
                                                 --------------  --------------
       Actuarial present value of benefits:
          Vested benefit obligations............   $ (24,650)      $ (24,680)
                                                   ==========      ==========
          Accumulated benefit obligations.......   $ (25,660)      $ (25,790)
                                                   ==========      ==========
       Projected benefit obligations............   $ (33,790)      $ (32,240)
       Market value of plan assets, primarily
          fixed income and equity securities....      20,990          20,000
                                                   ----------      ----------
       Pension obligations in excess of assets..     (12,800)        (12,240)
       Unrecognized prior service income........         (21)            (28)
       Unrecognized net loss....................      11,772          10,948
       Adjustment  required to recognize minimum
          liability.............................      (3,621)         (4,470)
                                                   ----------      ----------
       Accrued pension cost.....................   $  (4,670)      $  (5,790)
                                                   ==========      ==========

       Assumptions utilized in determining projected obligations and funding amounts:
          Discount rate.........................       7.50%           7.00%
          Rate of increase in compensation
            levels..............................       4.00%           4.00%
          Expected long-term rate of return on
            plan assets.........................       9.00%           9.00%

                               STAGE STORES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      The Company's funding policy for the Retirement Plan is to contribute the minimum amount required by applicable regulations. Retirement Plan assets include 100,000 shares of Stage Stores common stock purchased during the Company's initial public offering.

      The components of pension cost for the Retirement Plan were as follows (in thousands):

                                                          Fiscal Year
                                                  ------------------------------
                                                   1996       1995       1994
                                                  --------   --------  ---------
       Service cost............................   $ 1,269    $   771   $   887
       Interest cost...........................     2,085      2,139     1,995
       Actual loss (return) on plan assets.....    (2,047)    (3,377)      940
       Net amortization and deferral...........       789      2,292    (2,174)
                                                  --------   --------  ---------
                                                  $ 2,096    $ 1,825   $ 1,648
                                                  ========   ========  =========

NOTE 9 - OPERATING LEASES

      The Company leases stores, service center facilities, the corporate headquarters and equipment under operating leases. A number of store leases provide for escalating minimum rent. Rental expense is recognized on a straight-line basis over the life of such leases. The majority of the Company's store leases provide for contingent rentals, generally based upon a percentage of net sales. The Company has renewal options for most of its store leases; such leases generally require that the Company pay for utilities, taxes and maintenance expense. A summary of rental expense associated with operating leases follows (in thousands):

                                                           Fiscal Year
                                                  ------------------------------
                                                   1996       1995       1994
                                                  --------   --------  ---------
       Minimum rentals.........................   $30,397    $26,943   $22,979
       Contingent rentals......................     3,318      2,618     2,874
       Equipment rentals.......................       829        593       784
                                                  --------   --------  ---------
                                                  $34,544    $30,154   $26,637
                                                  ========   ========  =========

                               STAGE STORES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      Minimum rental commitments on long-term operating leases at February 1, 1997, net of sub-leases, are as follows (in thousands):

       Fiscal Year:
          1997...........................................    $32,657
          1998...........................................     31,087
          1999...........................................     29,248
          2000...........................................     25,561
          2001...........................................     21,614
          Thereafter.....................................    107,428
                                                             --------
                                                             $247,595
                                                             ========

NOTE 10 - RELATED PARTY TRANSACTIONS

      Pursuant to a professional service agreement with an affiliate of a principal stockholder, the Company paid fees for professional services rendered and expense reimbursements in the amount of $2.7 million, $0.8 million and $0.6 million for 1996, 1995 and 1994 respectively. Upon consummation of the initial public offering (see Note 2), such agreement was terminated.

      The Company has made loans, in an aggregate principal amount of $1.5 million, to certain executive officers of the Company. These loans are full recourse loans and are secured by a pledge of the shares of common stock owned by such executive officers. The loans provide for interest from 5.7% to 7.25% and mature no later than June 1, 2000.

                               STAGE STORES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 11 - INCOME TAXES

      All Company operations are domestic. Income tax expense charged to continuing operations consisted of the following (in thousands):

                                                           Fiscal Year
                                                  ------------------------------
                                                   1996       1995       1994
                                                  --------   --------  ---------
       Federal income tax expense (benefit):
          Current..............................   $(7,443)   $ 9,772   $ 7,154
          Deferred.............................    15,399     (3,630)   (3,794)
                                                  --------   --------  ---------
                                                    7,956      6,142     3,360
                                                  --------   --------  ---------
       State income tax expense (benefit):
          Current..............................       764      1,060       771
          Deferred.............................      (126)      (435)      186
                                                  --------   --------  ---------
                                                      638        625       957
                                                  --------   --------  ---------
                                                  $ 8,594    $ 6,767   $ 4,317
                                                  ========   ========  =========

      A reconciliation between the federal income tax expense charged to continuing operations computed at statutory tax rates and the actual income tax expense recorded follows (in thousands):

                                                          Fiscal Year
                                                  ------------------------------
                                                   1996       1995       1994
                                                  --------   --------  ---------
       Federal   income  tax   expense  at  the
       statutory rate..........................   $ 7,915    $ 6,124   $ 3,831
       State income taxes, net.................       414        406       797
       Permanent differences, net..............       265        290      (311)
       Other, net..............................        --        (53)       --
                                                  --------   --------  ---------
                                                  $ 8,594    $ 6,767   $ 4,317
                                                  ========   ========  =========

      As a result of the early retirement of the Senior Discount Debentures and the replacement of the working capital facility, the Company recorded and extraordinary charge of $16.1 million, net of applicable income taxes of $9.8 million. The 1996 income tax benefit relating to the extraordinary item is comprised of a $7.7 million current federal tax benefit, a $0.9 million deferred federal tax benefit and a $1.2 million state tax benefit.

                               STAGE STORES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      Deferred tax liabilities (assets) consist of the following (in thousands):

                                                  February 1,    February 3,
                                                     1997            1996
                                                 --------------  --------------
       Gross deferred tax liabilities:
          Depreciation and amortization.........   $  12,903       $   7,485
          Inventory reserves....................       3,735           1,406
          State income taxes....................         495              --
          Other.................................       1,660           1,435
                                                   ----------      ----------
                                                      18,793          10,326
                                                   ----------      ----------
       Gross deferred tax assets:
          Retained Certificates.................      (2,173)         (2,502)
          Accrued consolidation costs...........      (1,318)         (1,478)
          Net operating loss carryforwards......      (2,961)            (82)
          Original issue discount...............          --         (10,042)
          Accrued expenses......................      (1,607)           (990)
          Pensions..............................      (2,163)         (2,686)
          Escalating leases.....................      (1,482)           (962)
          Charitable contribution carryforward..        (575)           (113)
          Accrued payroll costs.................      (1,212)           (884)
          Accrued store closure costs...........          --            (558)
          Other.................................        (403)           (780)
                                                   ----------      ----------
                                                     (13,894)        (21,077)
                                                   ----------      ----------
       Deferred tax assets valuation allowance..          --              --
                                                   ----------      ----------
                                                   $   4,899       $ (10,751)
                                                   ==========      ==========

      As a result of the extraordinary loss on the early retirement of debt during 1996, the Company has recorded a $17.0 million federal income tax receivable which is included in other current assets on the consolidated balance sheet.

                               STAGE STORES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 12 - QUARTERLY FINANCIAL INFORMATION

      Unaudited quarterly financial data is summarized as follows (in thousands):

                                                    Fiscal Year 1996
                                          -------------------------------------
                                             Q1        Q2       Q3       Q4
                                          --------- -------- --------- --------
       Net sales........................  $163,177  $182,750 $182,562  $248,061
       Gross profit.....................    52,081    56,623   56,208    79,075
       Operating income.................    16,045    13,925   12,342    26,258
       Income (loss) before
         extraordinary item.............     2,652       868     (265)   10,767
       Net income (loss)................     2,652       868  (16,071)   10,492
       Earnings (loss) per common share
       data:
          Earnings (loss) per common
            share before extraordinary
            item........................      0.21      0.07    (0.02)     0.45
          Extraordinary item - early
             retirement of debt.........        --       --     (1.12)    (0.01)
          Earnings (loss) per common
             share after extraordinary
             item.......................      0.21      0.07    (1.14)     0.44

                                                    Fiscal Year 1995
                                          -------------------------------------
                                              Q1       Q2        Q3       Q4
                                          --------- -------- --------- --------
       Net sales........................  $142,353  $154,578 $159,161  $226,532
       Gross profit.....................    46,283    46,555   48,659    72,780
       Operating income.................    14,835    11,074    9,724    25,853
       Net income (loss)................     2,438       221     (899)    8,970
       Earnings (loss) per common share
       data:
          Earnings (loss) per common
             share after extraordinary
             item.......................      0.19      0.02    (0.07)      0.70

NOTE 13 - COMMITMENTS AND CONTINGENCIES

      LITIGATION: The Company is subject to claims and litigation arising in the normal course of its business. The Company does not believe that any of these proceedings will have a material adverse effect on its financial position or its results of operations.

      LETTERS OF CREDIT: The Company issues letters of credit to support certain merchandise purchases which are required to be collateralized. The Company had outstanding letters of credit totaling $8.0 million at February 1, 1997, all of which were collateralized by the Credit Agreements (see Note 6). These letters of credit expire within twelve months of issuance.

      CONCENTRATION OF CREDIT RISK: Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash, short-term investments and the accounts receivable transferred to the Trust (see Note

                               STAGE STORES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

3). The Company's cash management and investment policies restrict investments to low risk, highly-liquid securities and the Company performs periodic evaluations of the relative credit standing of the financial institutions with which it deals. The credit risk associated with the accounts receivable transferred to the Trust is limited by the large number of customers in the Company's customer base. Substantially all of the Company's customers reside in the central United States.

NOTE 14 - SUBSEQUENT EVENT

      On March 5, 1997, the Company reached a definitive agreement to merge with C.R. Anthony Company ("CR Anthony"), a retailer of branded and private label apparel for the entire family which operated 224 stores in 13 southwestern and Rocky Mountain states at February 1, 1997. Under the terms of the agreement, the Company will acquire the common stock of CR Anthony for a value of $8.00 per share plus $0.01 per share for every $0.05 per share by which the average closing price of the Company's common stock exceeds $20.00 per share. The Company's average closing price will be determined based upon ten randomly selected days out of the twenty trading days ending on the fifth trading day preceding the closing of the transaction.

      The form of consideration (stock/cash mix) to be paid by the Company for CR Anthony's common stock will also be determined using a formula based upon the average closing price of the Company's stock. The consideration will be 100% Company common stock so long as the Company's average closing price is $20.00 per share or higher, and such stock percentage will decline in a linear fashion to 25% of the consideration if the average closing price of Company common stock is $15.00 per share. As an example, if the Company's average closing price was $21.00 per share, CR Anthony's common shareholders would receive a value of $8.20 per share, 100% of which would be paid in Company common stock (0.39 shares of Company common stock to be exchanged for each share of CR Anthony common stock). At prices below $15.00 per share, the Company has the option to terminate the agreement, or to close and pay 0.1333 shares of Company common stock and an amount in cash equal to the difference between $8.00 per share and the value of 0.1333 share of Company common stock. The Company is currently evaluating its financing options for payments to CR Anthony option holders and stockholders and any one-time costs to be incurred in connection with the merger of CR Anthony's operations into the Company which could not otherwise be funded out of existing sources.

      The transaction is subject to approval by the shareholders of CR Anthony and other closing conditions. In addition, the agreement contains provisions relating to the obligations of the parties in the event of termination of the agreement. It is expected that the transaction will be completed by mid-year 1997.

                                  EXHIBIT INDEX

   The following documents are the exhibits to the Form 10-K. For convenient reference, each exhibit is listed according to the Exhibit Table of Regulation S-K.

 EXHIBIT
 NUMBER                                 EXHIBIT

*2.1 Agreement and Plan of Merger, dated as of March 5, 1997, between Stage Stores, Inc. and C.R. Anthony Company (Incorporated by Reference to
        Exhibit 2.1 on Form 8-K of Stage Stores, Inc., dated March 5, 1997).

*3.1 Form of Certificate of Incorporation of Stage Stores, Inc. (Incorporated by Reference to Exhibit 3.3 of Registration No. 333-5855 on Form S-1).

*3.2    Form of By-Laws of Stage Stores, Inc. (Incorporated by Reference to
        Exhibit 3.4 of Registration No. 333-5855 on Form S-1).

**4.1 Amended and Restated Revolving Credit Agreement by and among Stage Stores, Inc., Specialty Retailers, Inc., Palais Royal, Inc. and the First National Bank of Boston, as agent for itself and other financial institutions dated January 31, 1997.

**4.2 Amended and Restated Seasonal Revolving Credit Agreement by and among Stage Stores, Inc., Specialty Retailers, Inc., Palais Royal, Inc., and the First National Bank of Boston, as agent for itself and other financial institutions dated January 31, 1997.

*4.3 Form of Indenture among Specialty Retailers, Inc., The First National Bank of Boston, as Trustee, and Palais Royal, Inc., as Guarantor, relating to the 10% Senior Notes due 2000 of Specialty Retailers, Inc. (including form of note) (Incorporated by Reference to Exhibit 4.2 of Registration No. 33-68258 on Form S-4).

*4.4 Form of Indenture among Specialty Retailers, Inc., The First National Bank of Boston, as Trustee, and Palais Royal, Inc., as Guarantor, relating to the 11% Senior Subordinated Notes due 2003 of Specialty Retailers, Inc. (including form of note) (Incorporated by Reference to Exhibit 4.3 on Registration No. 33-68258 on Form S-4).

*4.5 Form of Indenture between 3 Bealls Holding Corporation and Bankers Trust Company, as Trustee, relating to 3 Bealls Holding Corporation's 9% Subordinated Debentures due 2002 (Incorporated by Reference to Exhibit
        4.2 of Registration No. 33-24571 on Form S-4) and First Supplemental Indenture dated August 2, 1993 (Incorporated by Reference to Exhibit 4.4 of Registration No. 33-68258 on Form S-4).

*4.6 Form of Indenture between 3 Bealls Holding Corporation and IBJ Schroder Bank and Trust Company, as Trustee, relating to 3 Bealls Holding Corporation's 7% Junior Subordinated Debentures due 2002 (Incorporated by Reference to Exhibit 4.3 of Registration No. 33-24571 on Form S-4) and First Supplemental Indenture dated August 2, 1993 (Incorporated by Reference to Exhibit 4.5 of Registration No. 33-68258 on Form S-4).

*4.7 Indenture by and between Specialty Retailers, Inc. and The First National Bank of Boston, as Trustee, relating to the 11% Series C and Series D Senior Subordinated Notes due 2003 of Specialty Retailers, Inc. dated July 27, 1995 (including form of note), (Incorporated by Reference to Exhibit 4.1 on Form 10-Q of Apparel Retailers, Inc., dated October 28, 1995).

                                  EXHIBIT INDEX

                                   (Continued)

 EXHIBIT
 NUMBER                                 EXHIBIT
*4.8 Form of Indenture among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc., as Administrative Agent, and Bankers Trust Company, as Trustee and Collateral Agent, relating to the 12.5% Trust
        Certificate-Backed Notes of SRI Receivables Purchase Co., Inc. (including form of note). (Incorporated by Reference to Exhibit 4.1 on Form 10-Q of Apparel Retailers Inc., dated May 4, 1996).

*4.9 Amended and Restated Pooling and Servicing Agreement by and among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc. and Bankers Trust (Delaware) dated August 11, 1995 (Incorporated by Reference to
        Exhibit 4.6 on Form 10-Q of Apparel Retailers, Inc., dated October 28,
        1995).

*4.10 First Amendment to Amended and Restated Pooling and Servicing Agreement by and among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc. and Bankers Trust (Delaware) dated May 30, 1996 (Incorporated by Reference to Exhibit 4.2 on Form 10-Q of Apparel Retailers, Inc., dated May 4,1996).

*4.11 Amended and Restated Series 1993-1 Supplement among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc. and Bankers Trust (Delaware) dated May 30, 1996 (Incorporated by Reference to Exhibit 4.3 on Form 10-Q of Apparel Retailers, Inc., dated May 4, 1996).

*4.12 Amended and Restated Series 1993-2 Supplement among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc. and Bankers Trust (Delaware) dated May 30, 1996 (Incorporated by Reference to Exhibit 4.4 on Form 10-Q of Apparel Retailers, Inc., dated May 4 , 1996).

*4.13 First Amendment to the Series 1993-2 Supplement and Revolving Certificate Purchase Agreement by and among Specialty Retailers, Inc., SRI Receivables Purchase Co., Inc., Bankers Trust (Delaware) as Trustee for the SRI Receivables Master Trust, the financial institutions parties thereto and National Westminster Bank Plc, New York branch dated August 11, 1995 (Incorporated by Reference to Exhibit 4.5 on Form 10-Q of Apparel Retailers, Inc., dated May 4, 1996).

*4.14 Amended and Restated Series 1995-1 Supplement by and among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc. and Bankers Trust (Delaware) on behalf of the Series 1995-1 Certificateholders dated May 30, 1996 (Incorporated by Reference to Exhibit 4.6 on Form 10-Q of Apparel Retailers, Inc., dated May 4, 1996).

*4.15 Amended and Restated Receivables Purchase Agreement among SRI Receivables Purchase Co., Inc. and Originators dated May 30, 1996 (Incorporated by Reference to Exhibit 4.7 on Form 10-Q of Apparel Retailers, Inc., dated May 4, 1996).

*4.16 Certificate Purchase Agreements between SRI Receivables Purchase Co., Inc. and the Purchasers of the Series 1993-1 Offered Certificates (Incorporated by Reference to Exhibit 4.10 of Registration No. 33-68258 on Form S-4).

*4.17 Revolving Certificate Purchase Agreement between SRI Receivables Purchase Co., Inc., the Facility Agent and the Revolving Purchasers with respect to the Class A-R Certificates (Incorporated by Reference to Exhibit 4.11 of Registration No. 33-68258 on Form S-4).

*4.18 Certificate Purchase Agreement among SRI Receivables Purchase Co., Specialty Retailers, Inc. and the Certificate Purchaser dated August 11, 1995 (Incorporated by Reference to Exhibit 4.9 on Form 10-Q of Apparel Retailers, Inc., dated October 28, 1995).

                                  EXHIBIT INDEX

                                   (Continued)

 EXHIBIT
 NUMBER                                 EXHIBIT
*10.1 Registration Rights Agreement dated as of May 30, 1996 by and among SRI Receivables Purchase Co., Inc. and BT Securities Corporation relating to the sale of SRI Receivables Purchase Co., Inc. 12.5% Trust Certificate-Backed Notes.

*10.2 Equity Stock Purchase Agreement by and among Specialty Retailers, Inc., Tyler Capital Fund, L.P. Tyler Massachusetts, L.P., Tyler International, L.P.-I, Tyler International, L.P.-II, Bain Venture Capital, Citicorp Capital Investors, Ltd., Acadia Partners, L.P., Drexel Burnham Lambert Incorporated, and certain other Purchasers, dated December 29, 1988 (Incorporated by Reference to Exhibit 10.9 of Registration No. 33-27714 on Form S-1) and Amendment to Equity Stock Purchase Agreement dated September 21, 1992 and August 2, 1993 (Incorporated by Reference to
        Exhibit 10.4 of Registration No. 33-68258 on Form S-4).

*10.3 Registration Agreement by and among Specialty Retailers, Inc., Tyler Capital Fund, L.P. Tyler Massachusetts, L.P., Tyler International, L.P.-I, Tyler International, L.P.-II, Bain Venture Capital, Citicorp Capital Investors, Ltd., Acadia Partners, L.P., Drexel Burnham Lambert Incorporated, and certain other Purchasers, dated December 29, 1988 (Incorporated by Reference to Exhibit 10.10 of Registration No. 33-27714 on Form S-1) and Amendment to Registration Agreement dated August 2, 1993 (Incorporated by Reference to Exhibit 10.5 of Registration No. 33-68258 on Form S-4).

*10.4   Apparel Retailers, Inc. Stock Option Plan (Incorporated by Reference to
        Exhibit 10.13 to Registration No. 33-68258 on Form S-4).

*10.5 Employment Agreement between Stage Stores, Inc. and Carl E. Tooker dated June 12, 1996 (Incorporated by Reference to Exhibit 10.17 of Registration No. 33-5855 on Form S-1).

*10.6 Stock Option Agreement between Specialty Retailers, Inc. and Carl E. Tooker dated June 9, 1993 (Incorporated by Reference to Exhibit 10.18 to Registration No. 33-68258 on Form S-4).

*10.7 Purchase Agreement dated July 20, 1995 by and among Specialty Retailers, Inc., Donaldson, Lufkin & Jenrette Securities Corporation, relating to the sale of the Company's 11% Series C Senior Subordinated Notes due 2003 (Incorporated by Reference to Exhibit 10.1 on Form 10-Q of Apparel Retailers, Inc., dated October 28, 1995).

*10.8 Registration Rights Agreement dated July 27, 1995 by and between Specialty Retailers, Inc. and Donaldson, Lufkin & Jenrette Securities Corporation, relating to the sale of the Company's 11% Series C Senior Subordinated Notes due 2003 (Incorporated by Reference to Exhibit 10.2 on Form 10-Q of Apparel Retailers, Inc., dated October 28, 1995).

*10.9 Employment Agreement between Mark Shulman and Stage Stores, Inc. dated June 12, 1996 (Incorporated by Reference to Exhibit 10.23 of Registration No. 333-5855 of Form S-1).

*10.10 Stock Option Agreement between Mark Shulman and Apparel Retailers, Inc., dated January 31, 1994 (Incorporated by Reference to Exhibit 10.2 on Form 10-Q of Apparel Retailers, Inc., dated April 29, 1995).

*10.11 Employment Agreement between James Marcum and Stage Stores, Inc. dated June 12, 1996 (Incorporated by Reference to Exhibit 10.24 of Registration No. 333-5855 of Form S-1).

                                  EXHIBIT INDEX

                                   (Continued)

 EXHIBIT
 NUMBER                                 EXHIBIT
*10.12 Employment between Stephen Lovell and Stage Stores, Inc. dated June 12, 1996 (Incorporated by Reference to Exhibit 10.25 of Registration No. 333-5855 of Form S-1).

*10.13 Employment Agreement between Ron Lucas and Stage Stores, Inc. dated June 12, 1996 (Incorporated by Reference to Exhibit 10.28 of Registration No. 333-5855 of Form S-1).

*10.14 Purchase Agreement dated September 2, 1994 by and among Palais Royal, Inc. and Beall-Ladymon Corporation relating to the sale of certain assets of Beall-Ladymon Corporation (Incorporated by Reference to Exhibit 10.1 on Form 10-Q of Apparel Retailers, Inc., dated July 30,
        1994).

*10.15 Securities Purchase Agreement among Palais Royal, Inc. and certain selling stockholders of Uhlmans, dated May 9, 1996 (Incorporated by Reference to Exhibit 10.1 on Form 10-Q of Stage Stores, Inc., dated June 12, 1996).

*10.16 Termination Option Agreement, dated as of March 5, 1997, between Stage Stores, Inc. and C.R. Anthony Company (Incorporated by Reference to
        Exhibit 10.1 on Form 8-K of Stage Stores, Inc., dated March 5, 1997).

*10.17  Stage Stores, Inc. Equity Incentive Plan (Incorporated by Reference to
        Exhibit 10.29 of Registration No. 333-5855 of Form S-1).

**12.1  Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

**21.1  List of Registrant's Subsidiaries.
----------
*  Previously Filed
** Filed Herewith

                                                                      Schedule I

                               STAGE STORES, INC.
                            CONDENSED BALANCE SHEET
             (in thousands, except par value and numbers of shares)

                                                        February 1,  February 3,
                                                           1997         1996
                                                         ---------    ---------
              ASSETS

Cash and cash equivalents ............................   $      16    $       9
Intercompany advances ................................      64,217        7,240
Debt issue costs, net of amortization ................        --          4,163
Investment in subsidiary .............................      41,066       35,340
Deferred income taxes ................................        --         10,042
                                                         ---------    ---------
                                                         $ 105,299    $  56,794
                                                         =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses .....................................   $     111    $   6,369
Long-term debt .......................................        --        109,817
                                                         ---------    ---------
      Total liabilities ..............................         111      116,186
                                                         ---------    ---------
Preferred stock, par value $1.00, non-voting, 2,500
  shares authorized, zero shares issued
  and outstanding ....................................        --           --
Common Stock, par value $0.01, 75,000,000 shares
  authorized, 22,033,303 and 10,866,041 shares
  issued and outstanding, respectively ...............         220          109
Class B common stock, par value $0.01, non-voting,
  3,000,000 shares authorized, 1,250,584 and 1,391,303
  shares issued and outstanding, respectively ........          13           14
Additional paid-in capital ...........................     169,811        3,800
Accumulated deficit ..................................     (64,856)     (63,315)
                                                         ---------    ---------
Stockholders' equity (deficit) .......................     105,188      (59,392)
                                                         ---------    ---------
                                                         $ 105,299    $  56,794
                                                         =========    =========

         The accompanying notes are an integral part of this condensed financial information.

                                                                      Schedule I
                                                                     (continued)

                               STAGE STORES, INC.
            CONDENSED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                 (in thousands)

                                                         Fiscal Year
                                               --------------------------------
                                                 1996        1995        1994
                                               --------    --------    --------
Selling, general and administrative expenses   $     17    $   --      $   --

Interest income ............................         14          18          30

Interest expense ...........................     10,953      13,511      11,954
                                               --------    --------    --------
Loss before income tax and equity in
  earnings of subsidiary ...................    (10,956)    (13,493)    (11,924)
Income tax benefit .........................     (3,690)     (4,550)     (4,022)
                                               --------    --------    --------
Loss before equity in earnings
  of subsidiary ............................     (7,266)     (8,943)     (7,902)
Equity in earnings of subsidiaries .........      5,207      19,673      14,224
                                               --------    --------    --------
Net income (loss) ..........................     (2,059)     10,730       6,322

Accumulated deficit:
  Beginning of year ........................    (63,315)    (71,964)    (78,154)
  Adjustment for minimum pension
   liability ...............................        518      (2,081)       (132)
                                               --------    --------    --------
  End of year ..............................   $(64,856)   $(63,315)   $(71,964)
                                               ========    ========    ========

         The accompanying notes are an integral part of this condensed financial information.

                                                                      Schedule I
                                                                     (continued)

                               STAGE STORES, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                   Fiscal Year
                                                        ---------------------------------
                                                           1996        1995        1994
                                                        ---------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .................................   $  (2,059)   $ 10,730    $  6,322
                                                        ---------    --------    --------
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
    Accretion of discount ...........................      10,229      13,070      11,515
    Amortization of debt issue costs ................       4,163         438         437
    Deferred federal income tax .....................      10,042      (4,402)     (3,879)
    Equity in earnings of subsidiaries ..............      (5,207)    (19,673)    (14,224)
    Changes in operating assets and liabilities:
      Increase (decrease) in accrued liabilities ....      (6,061)       (641)      7,116
      Intercompany advances .........................     (56,977)       (243)     (7,382)
                                                        ---------    --------    --------
        Total adjustments ...........................     (43,811)    (11,451)     (6,417)
                                                        ---------    --------    --------
      Net cash used in operating activities .........     (45,870)       (721)        (95)
                                                        ---------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Long-term debt ..................................    (120,046)       --          --
    Issuance of common stock ........................     165,969          68          97
    Redemption of common stock ......................         (46)       (122)       --
    Additions to debt issue cost ....................        --          --          --
    Dividends paid ..................................        --          --          --
                                                        ---------    --------    --------
    Net cash provided by (used in) financing activities    45,877         (66)         97
                                                        ---------    --------    --------
Net increase (decrease) in cash and cash equivalents            7        (787)          2
Cash and cash equivalents:
    Beginning of year ...............................           9         796         794
                                                        ---------    --------    --------
    End of year .....................................   $      16    $      9    $    796
                                                        =========    ========    ========

         The accompanying notes are an integral part of this condensed financial information.

                                                                      Schedule I
                                                                     (continued)

                               STAGE STORES, INC.
                   NOTES TO CONDENSED FINANCIAL INFORMATION

NOTE 1 - BASIS OF PRESENTATION:

      The accompanying condensed financial statements present the financial position and results of operations of Stage Stores, Inc. (the "Company") on a separate company basis. The condensed financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company's investment in its wholly-owned subsidiary is accounted for using the equity method.

      The Company's fiscal year ends on the Saturday nearest to January 31 in the following calendar year. For example, references to "1995" mean the fiscal year ended February 3, 1996.

NOTE 2 - INCOME TAXES:

      The Company files a consolidated federal income tax return with its subsidiaries. The Company's recorded tax benefit represents the impact of its tax assets and liabilities on the consolidated group.

NOTE 3 - INITIAL PUBLIC OFFERING OF COMMON STOCK:

      During October 1996, the Company completed an initial public offering whereby the Company sold 10,750,000 shares of its common stock to the public. The net proceeds of $165.7 million were used primarily to retire the 12 3/4% Senior Discount Debentures due 2000.

NOTE 4 - SUBSEQUENT EVENT:

      On March 5, 1997, the Company entered into an Agreement and Plan of Merger with C.R. Anthony Company, an Oklahoma Corporation ("CR Anthony"). The consummation of the transaction is subject to certain conditions, including approval by the shareholders of CR Anthony.