Form 10-K/A
period 1997-02-01
STAGE STORES INC
filed 1997-05-20
CIK 6885

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                   FOR THE FISCAL YEAR ENDED FEBRUARY 1, 1997

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

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act:

   TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
   -------------------             -----------------------------------------
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

      PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Stage Stores and its wholly-owned subsidiaries including SRI Receivables Purchase Co., Inc. ("SRPC"). All significant intercompany transactions have been eliminated in consolidation.

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

      ACCOUNTS RECEIVABLE SECURITIZATION: The Company securitizes all of its trade accounts receivable through a wholly-owned special purpose entity, SRPC. SRPC holds a retained interest in the securitization vehicle, a special purpose trust (the "Trust"), which is represented by two certificates of beneficial ownership in the Trust (the "Retained Certificates"). The Company accounts for the Retained Certificates under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Under SFAS 115, the Retained Certificates are accounted for as debt securities and classified as trading securities. Accordingly, the Retained Certificates are recorded at fair value in the accompanying balance sheet with any change in fair value reflected currently in income.

      In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). Among other things, SFAS 125 provides new accounting and reporting standards for sales, securitization and servicing of receivables and is generally effective for transactions occurring after December 31, 1996. The Company's current accounting policy is consistent with the provisions of SFAS 125 and therefore, the implementation of this statement had no impact on the Company's financial statements.

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

NOTE 13 - CLASS B COMMON STOCK

      Unless otherwise required by law, holders of Class B Common Stock are not entitled to vote on matters submitted to a vote of stockholders, including the election of directors. Holders of Class B Common Stock may elect at any time to convert any or all of such shares into common stock, on a share for share basis, to the extent such holder is not prohibited from owning additional voting securities by virtue of regulatory restrictions. Upon liquidation, dissolution or winding up of the Company, the holders of the Class B Common Stock are entitled to receive pro rata, along with the holdings of the Common Stock, the assets of the Company which are legally available for distribution, after payment of all debts and other liabilities and subject to the rights of any holders of Preferred Stock then outstanding.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

NOTE 15 - SUBSEQUENT EVENT

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

 EXHIBIT
 NUMBER                              EXHIBIT
 -------                             -------
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

*3.1 Form of Certificate of Incorporation of Stage Stores, Inc. (Incorporated by Reference to Exhibit 3.3 of Registration No. 333-5855 on Form S-1).

*3.2    Form of By-Laws of Stage Stores, Inc. (Incorporated by Reference to
        Exhibit 3.4 of Registration No. 333-5855 on Form S-1).

*4.1 Amended and Restated Revolving Credit Agreement by and among Stage Stores, Inc., Specialty Retailers, Inc., Palais Royal, Inc. and the First National Bank of Boston, as agent for itself and other financial institutions dated January 31, 1997.

*4.2 Amended and Restated Seasonal Revolving Credit Agreement by and among Stage Stores, Inc., Specialty Retailers, Inc., Palais Royal, Inc., and the First National Bank of Boston, as agent for itself and other financial institutions dated January 31, 1997.

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

                                  EXHIBIT INDEX

                                   (Continued)

 EXHIBIT
 NUMBER                              EXHIBIT
 -------                             -------
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

                                  EXHIBIT INDEX

                                   (Continued)

 EXHIBIT
 NUMBER                              EXHIBIT
 -------                             -------
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

                                  EXHIBIT INDEX

                                   (Continued)

 EXHIBIT
 NUMBER                              EXHIBIT
 -------                             -------
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

*10.17  Stage Stores, Inc. Equity Incentive Plan (Incorporated by Reference to
        Exhibit 10.29 of Registration No. 333-5855 of Form S-1).

*12.1   Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

*21.1   List of Registrant's Subsidiaries.
----------
*  Previously Filed
** Filed Herewith

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