Form 10-Q
period 1997-05-03
STAGE STORES INC
filed 1997-06-10
CIK 6885

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

      (MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended May 3, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares of common stock outstanding as of June 6, 1997 was 22,121,964 shares of Common Stock and 1,250,584 shares of Class B Common Stock.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                               Stage Stores, Inc.
                      Consolidated Condensed Balance Sheet
                        (in thousands, except par value)

                                                            May 3, 1997    February 1, 1997
                                                            -----------    ----------------
                                                            (unaudited)
                                   ASSETS
Cash and cash equivalents ..............................   $  10,017        $  18,286
Undivided interest in accounts receivable trust ........      65,382           80,672
Merchandise inventories ................................     222,762          187,717
Prepaid expenses .......................................      19,783           15,690
Other current assets ...................................      18,457           32,797
                                                           ---------        ---------
      Total current assets .............................     336,401          335,162

Property, equipment and leasehold improvements, net ....     116,687          111,189
Goodwill, net ..........................................      47,016           47,173
Other assets ...........................................      15,089           15,759
                                                           ---------        ---------
                                                           $ 515,193        $ 509,283
                                                           =========        =========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable .......................................   $  57,620        $  54,336
Accrued interest .......................................       7,881           12,908
Accrued expenses and other current liabilities .........      32,850           32,699
                                                           ---------        ---------
      Total current liabilities ........................      98,351           99,943

Long-term debt .........................................     298,599          298,453
Other long-term liabilities ............................      18,859           18,621
                                                           ---------        ---------
      Total liabilities ................................     415,809          417,017
                                                           ---------        ---------
Preferred stock, par value $1.00, non-voting,
      3 shares authorized, no shares
      issued or outstanding ............................        --
Common stock, par value $0.01, 75,000 shares
      authorized, 22,048 and 22,033 shares
      issued and outstanding, respectively .............         220              220
Class B common stock, par value $0.01, non-voting,
      3,000 shares authorized, 1,251
      issued and outstanding ...........................          13               13
Additional paid-in capital .............................     169,835          169,811
Accumulated deficit ....................................     (70,684)         (77,778)
                                                           ---------        ---------
      Stockholders' equity .............................      99,384           92,266
                                                           ---------        ---------
Commitments and contingencies ..........................        --
                                                           ---------        ---------
                                                           $ 515,193        $ 509,283
                                                           =========        =========

         The accompanying notes are an integral part of this statement.

                               Stage Stores, Inc.
                   Consolidated Condensed Statement of Income
                    (in thousands, except earnings per share)
                                   (unaudited)

                                            Three Months Ended
                                       May 3, 1997    May 4, 1996
                                       -----------    -----------
Net sales ...........................   $191,512       $163,177
Cost of sales and related buying,
  occupancy and distribution expenses    129,587        111,096
                                        --------       --------
Gross profit ........................     61,925         52,081

Selling, general and
  administrative expenses ...........     41,258         35,965
Store opening and closure costs .....        143             71
                                        --------       --------
Operating income ....................     20,524         16,045

Interest, net .......................      8,942         11,588
                                        --------       --------
Income before income tax ............     11,582          4,457
Income tax expense ..................      4,488          1,805
                                        --------       --------
Net income ..........................   $  7,094       $  2,652
                                        ========       ========
Earnings per common share data:

Earnings per common share ...........   $   0.30       $   0.21
                                        ========       ========
Weighted average common shares
  outstanding .......................     23,904         12,861
                                        ========       ========

         The accompanying notes are an integral part of this statement.

                               Stage Stores, Inc.
                 Consolidated Condensed Statement of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                            Three Months Ended
                                                                          May 3, 1997  May 4, 1996
                                                                          -----------  -----------
 Cash flows from operating activities:
   Net income ..........................................................   $  7,094    $  2,652
                                                                           --------    --------
   Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
     Depreciation and amortization .....................................      3,620       3,149
     Deferred income taxes .............................................        487        (958)
     Accretion of discount .............................................        146       3,768
     Amortization of debt issue costs ..................................        530         469
     Changes in working capital ........................................    (10,990)    (12,295)
                                                                           --------    --------
         Total adjustments .............................................     (6,207)     (5,867)
                                                                           --------    --------
       Net cash provided by (used in) operating activities .............        887      (3,215)
                                                                           --------    --------
 Cash flows from investing activities:

   Additions to property, equipment and leasehold improvements .........     (9,097)     (6,449)
                                                                           --------    --------
       Net cash used in investing activities ...........................     (9,097)     (6,449)
                                                                           --------    --------
 Cash flows from financing activities:

   Proceeds from common stock ..........................................         20          34
   Payments on long-term debt ..........................................       --          (125)
   Redemption of common stock ..........................................       --           (14)
   Additions to debt issue costs .......................................        (79)        (92)
                                                                           --------    --------
       Net cash used in financing activities ...........................        (59)       (197)
                                                                           --------    --------
   Net decrease in cash and cash equivalents ...........................     (8,269)     (9,861)

   Cash and cash equivalents:
     Beginning of period ...............................................     18,286      20,273
                                                                           --------    --------
     End of period .....................................................   $ 10,017    $ 10,412
                                                                           ========    ========
 Supplemental disclosure of cash flow information:

   Interest paid .......................................................   $ 13,247    $ 13,207
                                                                           ========    ========
   Income taxes paid ...................................................   $      2    $  5,883
                                                                           ========    ========

         The accompanying notes are an integral part of this statement.

                               Stage Stores, Inc.
            Consolidated Condensed Statement of Stockholders' Equity
                                 (in thousands)
                                   (unaudited)

                                             Common Stock
                                  ----------------------------------------
                                                               Class B      Additional
                                    Shares                Shares             Paid-in    Accumulated
                                  Outstanding  Amount  Outstanding  Amount   Capital      Deficit     Total
                                  -----------  ------  -----------  ------   -------      -------     -----
Balance, February 1, 1997 .......   22,033     $220       1,251     $13      $169,811    $(77,778)   $92,266

Net income ......................     --        --         --        --          --         7,094      7,094
Vested compensatory stock options     --        --         --        --             4        --            4
Exercise of stock options .......       15      --         --        --            20        --           20
                                  --------   ------    --------  ------      --------    --------    -------
Balance, May 3, 1997 ............   22,048     $220       1,251     $13      $169,835    $(70,684)   $99,384
                                  ========   ======    ========  ======      ========    ========    =======

         The accompanying notes are an integral part of this statement.

                              STAGE STORES, INC.
        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

      1. The accompanying unaudited consolidated condensed financial statements of Stage Stores, Inc. (the "Company" or "Stage Stores"), have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Those adjustments, which include only normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended February 1, 1997, filed with Stage Stores, Inc.'s Annual Report on Form 10-K/A. Certain reclassifications have been made to prior year amounts to conform with the current year presentation. References to a particular year are to the Company's fiscal year which is the 52 or 53 week period ending on the Saturday closest to January 31 of the following calendar year (e.g., a reference to "1997" is a reference to the fiscal year ended January 31, 1998).

      The Company, through its wholly-owned subsidiary, Specialty Retailers, Inc. ("SRI"), operates family apparel stores primarily under the names "Bealls", "Palais Royal" and "Stage" offering branded fashion apparel and accessories for women, men and children. As of May 3, 1997, the Company operated 327 stores in 20 states located throughout the central United States.

      2. Pursuant to the accounts receivable securitization program (the "Accounts Receivable Program"), the Company transfers all of the accounts receivable generated by the holders of the Company's private label credit card accounts to a wholly-owned special purpose entity, SRI Receivables Purchase Co., Inc. ("SRPC"). SRPC, in turn, transfers the accounts receivable to a securitization vehicle, a special purpose trust (the "Trust"), in exchange for cash or an increase in a retained interest in the Trust which is represented by two certificates of beneficial ownership (the "Retained Certificates"). SRPC is operated in a fashion intended to ensure that its assets and liabilities are distinct from those of the Company and its other affiliates as SRPC's creditors have a claim on its assets prior to becoming available to any creditor of the Company.

      3. During October 1996, the Company completed an initial public offering (the "Offering") of its common stock. The Company sold 10,750,000 shares at an initial offering price of $16.50 per share. The net proceeds from the Offering were approximately $165.7 million after deducting underwriting discounts and expenses related to the transaction. The net proceeds were used primarily to retire the 12 3/4% Senior Discount Debentures due 2000 (the "Senior Discount Debentures"). The remaining proceeds of approximately $26.5 million were used for general corporate purposes.

      Immediately prior to the Offering, the Board of Directors approved a .94727 for 1 reverse stock split, the effect of which is reflected in the accompanying financial statements for all periods presented.

      4. On March 5, 1997, the Company reached a definitive agreement to acquire C.R. Anthony Company ("CR Anthony"), a retailer of branded and private label apparel for the entire family which operated 238 stores in 16 southwestern and Rocky Mountain states as of May 3, 1997. The transaction is subject to approval by the shareholders of CR Anthony and other closing conditions. In addition, the agreement contains provisions relating to the obligations of the parties in the event of termination of the agreement. It is expected that the transaction will be completed by mid-year 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

      5. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128, which is effective for periods ending after December 15, 1997, specifies the computation, presentation and disclosure requirements of earnings per share ("EPS") and supersedes Accounting Principles Board Opinion No. 15 ("APB 15"). SFAS 128 requires a dual presentation of basic and diluted EPS. Basic EPS, which excludes the impact of common stock equivalents, replaces primary EPS. Diluted EPS, which utilizes the average market price per share as opposed to the greater of the average market price per share or ending market price per share when applying the treasury stock method in determining common stock equivalents, replaces fully diluted EPS. Basic and diluted EPS for all historical periods presented, calculated assuming SFAS 128 was effective at the beginning of such historical period, would not be materially different than the presentations using APB 15.

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

      The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements included in the Company's 1996 Annual Report on Form 10-K/A.

RESULTS OF OPERATIONS

      Sales for the first quarter of 1997 increased 17.3% to $191.5 million from $163.2 million in the same period in 1996. The increase in first quarter sales was primarily due to $24.1 million in incremental sales from stores opened during 1997 and 1996 combined with a 5.0% increase in comparable store sales. The increase in comparable store sales was the result of the strength in the performance of the Company's small market stores.

      Gross profit increased 18.8% to $61.9 million for the first quarter of 1997 from $52.1 million in the same period in 1996. Gross profit margin for the first quarter of 1997 increased to 32.3% compared to 31.9% for the same period in 1996. Gross profit margin was favorably impacted by an increase in markup on merchandise sold due to an improved mix of inventories coupled with additional leverage of the fixed cost component of gross margin.

      Selling, general and administrative expenses for the first quarter of 1997 increased 14.7% to $41.3 million from $36.0 million for the same period in 1996. As a percentage of sales, these expenses decreased to 21.5% for the first quarter of 1997 from 22.0% in the same period of 1996 due to the effective leveraging of the Company's central overhead function as well as an improvement in store variable expenses.

      Operating income for the first quarter of 1997 increased 28.1% to $20.5 million from $16.0 million for the first quarter of 1996 due to the factors discussed above. Operating income as a percent of sales was 10.7% for the first quarter of 1997 as compared to 9.8% for the same period in 1996.

      Net interest expense for the first quarter of 1997 decreased 23.3% to $8.9 million from $11.6 million for the same period in 1996. This decrease reflects the retirement of the Senior Discount Debentures which were retired in connection with the Offering. Excluding this interest from 1996, net interest expense would have increased $0.9 million due to the issuance of SRPC 12.5% Trust Certificate-Backed Notes ( the "SRPC Notes") during May 1996.

      As a result of the foregoing, net income for the first quarter of 1997 increased by 163.0% to $7.1 million from $2.7 million for the same period in 1996.

SEASONALITY AND INFLATION

      The Company's business is seasonal and sales and profits traditionally are lower during the first nine months of the year (February through October) and higher during the last three months of the year (November through January). Working capital requirements fluctuate during the year and generally reach their highest levels during the third and fourth quarters.

                         1997                         1996
                       --------   ----------------------------------------------
                          Q1         Q1          Q2           Q3           Q4
                       --------   --------    --------    ---------     --------
                                  (dollars in thousands)
Net sales ..........   $191,512   $163,177    $182,750    $ 182,562     $248,061
Gross profit .......     61,925     52,081      56,623       56,208       79,075
Operating income ...     20,524     16,045      13,925       12,342       26,258
Quarters' operating
   income as a
   percent of annual       --          24%         20%          18%          38%
Income (loss) before
  extraordinary item   $  7,094   $  2,652    $    868    $    (265)    $ 10,767

      The Company does not believe that inflation had a material effect on its results of operations during the first quarter of 1997. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

LIQUIDITY AND CAPITAL RESOURCES

      Total working capital of $238.0 million at May 3, 1997 remained essentially unchanged from February 1, 1997, although the components of working capital including cash, inventory, accounts receivable and other current assets varied. Merchandise inventories increased and cash decreased primarily due to the seasonal build in inventories and the opening of 13 stores during the first quarter of 1997. Accounts receivable increased $35.0 million during the first quarter of 1997 as a result of the seasonal increase in accounts receivable generated during the Christmas season. Other current assets decreased primarily due to the collection of a federal tax refund during the first quarter of 1997.

      The Company's primary capital requirements are for working capital, debt service and capital expenditures. Based upon the current capital structure, management anticipates cash interest payments to be approximately $35.0 million during each of 1997 and 1998. Capital expenditures are generally for new store openings, remodeling of existing stores and facilities and customary store maintenance. Capital expenditures for the first quarter of 1997 were $9.1 million as compared to $6.4 million for the same period of 1996. Management expects capital expenditures (excluding any capital expenditures resulting from the potential acquisition of CR Anthony) to be approximately $35.0 million during 1997, consisting primarily of 55 new store openings and remodeling of existing stores. Required aggregate principal payments on existing debt total $2.6 million for each of 1997 and 1998.

      The Company's current short-term liquidity needs are provided by (i) existing cash balances, (ii) operating cash flows, (iii) the Accounts Receivable Program and (iv) the Company's working capital facility. The Company expects to fund its long-term liquidity needs from its operating cash flows, the issuance of debt and/or equity securities, the securitization of its accounts receivable and bank borrowings.

      The Company securitizes all of its trade accounts receivables through SRPC. SRPC holds a retained interest in the Trust which is represented by the Retained Certificates. The Company transfers, on a daily basis, all of the accounts receivable generated from purchases by the holders of the Company's proprietary credit card to SRPC. SRPC is operated in a manner intended to ensure that its assets and liabilities are distinct from those of the Company and its other affiliates as SRPC's creditors have a claim on its assets prior to such assets becoming available to any creditor of the Company. SRPC, in turn, transfers on a daily basis, the accounts receivable purchased from the Company to the Trust in exchange for cash or an increase in the Retained Certificates. The remaining interest in the Trust is held by third-party investors which are represented by the Trust Certificates (as defined below). The Retained Certificates are effectively subordinated to the interests of such third-party investors, and are pledged to secure the SRPC Notes which were issued to finance the Uhlmans acquisition.

      Since its inception, the Trust has issued $165.0 million of term certificates and a $40.0 million revolving certificate (collectively, the "Trust Certificates") to third parties representing undivided interests in the Trust. The holder of the revolving certificate agreed to purchase interests in the Trust equal to the amount of accounts receivable in the Trust above the level required to support the term certificates (aggregating $200.1 million at May 3, 1997), up to a maximum of $40.0 million. As of May 3, 1997, there was no outstanding balance under the revolving certificate. The Retained Certificates are effectively subordinated to the interests of third-party investors, and are pledged to secure the SRPC Notes. If the amount of accounts receivable in the Trust falls below the level required to support the Trust Certificates, certain principal collections may be retained in the Trust until such time as the accounts receivable balances exceed the amount of accounts receivable required to support the Trust Certificates and any required transferor's interest. SRPC receives distributions from the Trust of cash in excess of amounts required to satisfy the Trust's obligations to third-party investors on the Trust Certificates. Cash so received by SRPC may be used to purchase additional accounts receivable from, or make distributions to, the Company after SRPC has satisfied its obligations on the SRPC Notes. The Trust may issue additional series of certificates from time to time on various terms. Terms of any future series will be determined at the time of issuance.

      In order to take advantage of the current market conditions to put in place a more flexible capital structure as the Company continues to execute its growth strategy, the Company has commenced the Refinancing of its debt. As part of the Refinancing, the Company intends to issue $200.0 million of senior notes and $100.0 million of senior subordinated notes; the proceeds of which will be used to tender for all of the Company's outstanding 10% Senior Notes and 11% Senior Subordinated Notes as well as to refinance the existing debt of CR Anthony upon completion of the acquisition. In addition, the Company intends to enter into the New Credit Agreement with up to $200.0 million in borrowing capacity to replace the current $75.0 million facility.

      On March 5, 1997, the Company reached a definitive agreement to acquire CR Anthony, a retailer of branded and private label apparel for the entire family. As of May 3, 1997 CR Anthony operated 238 stores in 16 southwestern and Rocky Mountain states. Under the terms of the agreement, the Company will acquire the common stock of CR Anthony for a value of $8.00 per share plus $0.01 per share for every $0.05 per share by which the average closing price of the Company's common stock exceeds $20.00 per share. The Company's average closing price will be determined based upon ten randomly selected days out of the twenty trading days ending on the fifth trading day preceding the closing of the transaction.

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

      The Company has developed a detailed plan to integrate the operations of CR Anthony over a twelve month period into those of the Company. In connection with this integration plan, the Company will incur significant capital expenditures (currently expected to be approximately $28.5 million) and one-time costs (currently expected to be approximately $18.0 million). The Company expects to fund these expenditures from operating cash flows and funds expected to be available under the New Credit Agreement. If such funds are not available or are not sufficient to fund these expenditures, the Company will have to obtain sufficient financing from other sources. This acquisition is significantly larger than any acquisition the Company has previously made and, while the Company believes that it has sufficient financial resources to accomplish the integration of CR Anthony, there can be no assurance in this regard.

                              STAGE STORES, INC.

                                   PART II

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. CHANGES IN SECURITIES

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Proxies were solicited by Stage Stores, Inc. in connection with its Annual Meeting of Stockholders held on May 15, 1997 to (i) elect eight Directors for the ensuing year and until their successors are elected and (ii) elect the Company's independent auditors for the ensuing year.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      EXHIBITS

        2.1 Agreement and Plan of Merger, dated as of March 5, 1997, between Stage Stores, Inc. and C.R. Anthony Company (Incorporated by Reference to Exhibit 2.1 on Form 8-K of Stage Stores, Inc., dated March 5, 1997).

        10.1 Termination Option Agreement, dated as of March 5, 1997, between Stage Stores, Inc. and C.R. Anthony Company (Incorporated by Reference to Exhibit 10.1 on Form 8-K of Stage Stores, Inc., dated March 5, 1997).


      REPORTS ON FORM 8-K

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

                                                STAGE STORES, INC.

JUNE 6, 1997                                    /s/ CARL E. TOOKER
 (Date)                                         Carl E. Tooker
                                                President, Chairman  and
                                                Chief Executive Officer

JUNE 6, 1997                                    /s/ JAMES A. MARCUM
 (Date)                                         James A. Marcum
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)