Form 10-Q
period 1997-08-02
STAGE STORES INC
filed 1997-08-27
CIK 6885

===============================================================================

                                   FORM 10-Q





                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


         (Mark One)
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 2, 1997

                                       OR

         [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ________ to _______

                        Commission file number 33-68258


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

The number of shares of common stock outstanding as of August 21, 1997 was 27,028,347 shares of Common Stock and 1,250,584 shares of Class B Common Stock.


===============================================================================

                               STAGE STORES, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                     ASSETS

                                                               AUGUST 2,     FEBRUARY 1,
                                                                 1997           1997
                                                              -----------    -----------
                                                              (UNAUDITED)
Cash and cash equivalents...................................   $ 18,929       $ 18,286
Undivided interest in accounts receivable trust.............     51,822         80,672
Merchandise inventories, net................................    258,488        187,717
Prepaid expenses............................................     18,551         15,690
Other current assets........................................     39,842         32,797
                                                               --------       --------
          Total current assets..............................    387,632        335,162
Property, equipment and leasehold improvements, net.........    138,383        111,189
Goodwill, net...............................................     87,033         47,173
Other assets................................................     49,629         15,759
                                                               --------       --------
                                                               $662,677       $509,283
                                                               ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable............................................   $ 66,638       $ 54,336
Accrued interest............................................      4,347         12,908
Accrued expenses and other current liabilities..............     55,032         32,699
                                                               --------       --------
          Total current liabilities.........................    126,017         99,943
Long-term debt..............................................    356,877        298,453
Other long-term liabilities.................................     19,048         18,621
                                                               --------       --------
          Total liabilities.................................    501,942        417,017
                                                               --------       --------
Preferred stock, par value $1.00, non-voting, 3 shares
  authorized, no shares issued or outstanding...............         --             --
Common stock, par value $0.01, 75,000 shares authorized,
  25,741 and 22,033 shares issued and outstanding,
  respectively..............................................        257            220
Class B common stock, par value $0.01, non-voting 3,000
  shares authorized, 1,251 issued and outstanding...........         13             13
Additional paid-in capital..................................    242,283        169,811
Accumulated deficit.........................................    (81,818)       (77,778)
                                                               --------       --------
  Stockholders' equity......................................    160,735         92,266
                                                               --------       --------
Commitments and contingencies...............................         --             --
                                                               --------       --------
                                                               $662,677       $509,283
                                                               ========       ========

         The accompanying notes are an integral part of this statement.

                               STAGE STORES, INC.

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                   (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                     ---------------------   ---------------------
                                                     AUGUST 2,   AUGUST 3,   AUGUST 2,   AUGUST 3,
                                                       1997        1996        1997        1996
                                                     ---------   ---------   ---------   ---------
Net sales..........................................  $238,137    $182,750    $429,649    $345,927
Cost of sales and related buying, occupancy and
  distribution expenses............................   164,235     126,127     293,822     237,223
                                                     --------    --------    --------    --------
Gross profit.......................................    73,902      56,623     135,827     108,704
Selling, general and administrative expenses.......    53,405      42,468      94,663      78,433
Store opening and closure costs....................       761         230         904         301
                                                     --------    --------    --------    --------
Operating income...................................    19,736      13,925      40,260      29,970
Interest, net......................................     9,449      12,466      18,391      24,054
                                                     --------    --------    --------    --------
Income before income tax and extraordinary item....    10,287       1,459      21,869       5,916
Income tax expense.................................     4,041         591       8,529       2,396
                                                     --------    --------    --------    --------
Income before extraordinary item...................     6,246         868      13,340       3,520
Extraordinary item -- early retirement of debt.....   (17,380)         --     (17,380)         --
                                                     --------    --------    --------    --------
Net income (loss)..................................  $(11,134)   $    868    $ (4,040)   $  3,520
                                                     ========    ========    ========    ========
Earnings (loss) per common share data:
----------------------------------------
  Earnings per common share before extraordinary
     item..........................................  $   0.25    $   0.07    $   0.54    $   0.27
  Extraordinary item -- early retirement of debt...     (0.68)         --       (0.70)         --
                                                     --------    --------    --------    --------
  Earnings (loss) per common share.................  $  (0.44)   $   0.07    $  (0.16)   $   0.27
                                                     ========    ========    ========    ========
  Weighted average common shares outstanding.......    25,478      13,015      24,688      12,957
                                                     ========    ========    ========    ========

         The accompanying notes are an integral part of this statement.

                               STAGE STORES, INC.

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                              ----------------------
                                                              AUGUST 2,    AUGUST 3,
                                                                1997         1996
                                                              ---------    ---------
Cash flows from operating activities:
Net income (loss)...........................................  $ (4,040)    $  3,520
                                                              --------     --------
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................     8,003        6,844
  Deferred income taxes.....................................       364         (833)
  Accretion of discount.....................................       579        7,663
  Amortization of debt issue costs..........................     1,016        1,031
  Loss on early extinguishment of debt......................    17,380           --
  Changes in working capital................................     7,327      (12,118)
                                                              --------     --------
          Total adjustments.................................    34,669        2,587
                                                              --------     --------
       Net cash provided by operating activities............    30,629        6,107
                                                              --------     --------
Cash flows from investing activities:
  Acquisitions, net of cash acquired........................    (4,996)     (27,276)
  Additions to property, equipment and leasehold
     improvements...........................................   (20,797)     (15,183)
                                                              --------     --------
       Net cash used in investing activities................   (25,793)     (42,459)
                                                              --------     --------
Cash flows from financing activities:
  Proceeds from common stock................................       224          292
  Proceeds from long-term debt..............................   299,720       30,000
  Proceeds from Revolving Credit Agreement, net.............     5,000        7,500
  Payments on long-term debt................................  (296,805)        (125)
  Redemption of common stock................................        --          (16)
  Additions to debt issue costs.............................   (12,332)      (2,632)
                                                              --------     --------
       Net cash provided by (used in) financing
        activities..........................................    (4,193)      35,019
                                                              --------     --------
Net increase (decrease) in cash and cash equivalents........       643       (1,333)
                                                              --------     --------
Cash and cash equivalents:
  Beginning of period.......................................    18,286       20,273
                                                              --------     --------
  End of period.............................................  $ 18,929     $ 18,940
                                                              ========     ========
Supplemental disclosure of cash flow information:
  Interest paid.............................................  $ 25,594     $ 14,885
  Income taxes paid.........................................  $  3,175     $  8,617
                                                              ========     ========

     The Company purchased Uhlmans, Inc. on June 3, 1996. On June 26, 1997, the Company acquired C.R. Anthony Company. In conjunction with these acquisitions, liabilities were assumed as follows:

                                                                 SIX MONTHS ENDED
                                                              ----------------------
                                                              AUGUST 2,    AUGUST 3,
                                                                1997         1996
                                                              ---------    ---------
Fair value allocated to assets acquired.....................  $120,665     $ 34,295
Cash paid for assets acquired, including acquisition
  expenses..................................................    (4,996)     (27,276)
Value of Common Stock exchanged.............................   (72,284)          --
                                                              --------     --------
Liabilities assumed.........................................  $ 43,385     $  7,019
                                                              ========     ========

         The accompanying notes are an integral part of this statement.

                               STAGE STORES, INC.

            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                      COMMON STOCK
                                       -------------------------------------------
                                                                    CLASS B
                                                              --------------------   ADDITIONAL
                                         SHARES                 SHARES                PAID-IN     ACCUMULATED
                                       OUTSTANDING   AMOUNT   OUTSTANDING   AMOUNT    CAPITAL       DEFICIT      TOTAL
                                       -----------   ------   -----------   ------   ----------   -----------   --------
Balance, February 1, 1997............     22,033      $220       1,251       $13      $169,811     $(77,778)    $ 92,266
Net loss.............................         --        --          --        --            --       (4,040)      (4,040)
Option activity......................        101         1          --        --           224           --          225
Issuance of stock in connection with
  CR Anthony Acquisition.............      3,607        36          --        --        72,248           --       72,284
                                         -------      ----       -----       ---      --------     --------     --------
Balance, August 2, 1997..............     25,741      $257       1,251       $13      $242,283     $(81,818)    $160,735
                                         =======      ====       =====       ===      ========     ========     ========

         The accompanying notes are an integral part of this statement.

                               STAGE STORES, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

         1. The accompanying unaudited consolidated condensed financial statements of Stage Stores, Inc.("Stage Stores"), have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Those adjustments, which include only normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended February 1, 1997 filed with Stage Stores, Inc.'s Annual Report on Form 10-K. Certain reclassifications have been made to prior year amounts to conform with the current year presentation. The fiscal years discussed herein end on the Saturday nearest to January 31, in the following calendar year. For example, references to "1997" mean the fiscal year ending January 31, 1998.

         Stage Stores conducts its business exclusively through it's wholly owned subsidiary Specialty Retailers, Inc. ("SRI"), which operated 578 family apparel stores in the central United States as of August 2, 1997. Stage Stores has no operations of its own and its primary asset is the common stock of SRI. Stage Stores and SRI are collectively referred to herein as the "Company".

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

         3. During October 1996, the Company completed an initial public offering (the "Offering") of its common stock. The Company sold 10,750,000 shares at an initial offering price of $16.50 per share. The net proceeds from the Offering to the Company were approximately $165.7 million after deducting underwriting discounts and expenses related to the transaction. The net proceeds were used primarily to retire the 12 3/4% Senior Discount Debentures due 2000 (the "Senior Discount Debentures"). The remaining proceeds of approximately $26.5 million were used for general corporate purposes. Immediately prior to the Offering, the Board of Directors approved a .94727 for 1 reverse stock split, the effect of which is reflected in the accompanying financial statements for all periods presented.

         4. During the second quarter of 1997, the Company completed an offering of $300.0 million of long-term indebtedness consisting of $200.0 million in aggregate principal amount of 8 1/2% Senior Notes due 2005 and $100.0 million in aggregate principal amount of 9% Senior Subordinated Notes due 2007 (collectively, the "Note Offering"). The gross proceeds from the issuance of these notes (approximately $299.7 million) were used to: (i) retire the Company's existing 10% Senior Notes due 2000 and 11% Senior Subordinated Notes due 2003 and; (ii) related fees and expenses; and (iii) to pay costs associated with the acquisition of C.R. Anthony Company ("CR Anthony"). Concurrently with this transaction, the Company entered into a new credit facility with a group of lenders (the "New Credit Agreement"). The New Credit Agreement provides for a $100.0 million working capital and letter of credit facility and a $100.0 million expansion revolving credit facility. The New Credit Agreement replaced the Company's existing $75.0 million credit facility. In connection with the above transactions, the Company recorded an extraordinary charge of $17.4 million, net of applicable income taxes of $11.1 million, related to the tender premiums and write off of unamortized debt issue costs associated with the retired debt.

         5. On June 26, 1997, the Company acquired C.R. Anthony Company ("CR Anthony") which operated 246 family apparel stores in small markets throughout the central and midwestern United States under the names "Anthony's" and "Anthony's Limited".

The Company issued 3,607,044 shares in exchange for the outstanding common stock of CR Anthony. The purchase price for CR Anthony (including the value of the common stock issued by the Company) was approximately $77.3 million, including acquisition costs and net of cash acquired. CR Anthony had net sales of $288.4 million and net income of $4.8 million of the year ended February 1, 1997.


         The following unaudited pro forma information gives effect to the acquisition of CR Anthony and the refinancing of the Company's debt as discussed in Note 4 above as if each transaction had occurred at the beginning of the periods presented (in thousands, except per common share data):

                                                                         Six
                                                                        months
                                                                        ended
                                                                       August 2,       Fiscal
                                                                         1997           1996
                                                                      ----------     ----------
                                                                             (unaudited)
Net sales......................................................       $  538,149     $1,081,000
                                                                      ==========     ==========
Income before extraordinary items..............................       $   13,584     $   31,308
                                                                      ==========     ==========
Earnings per common share before extraordinary items...........       $     0.49     $     1.15
                                                                      ==========     ==========



         The above amounts are based on certain estimates and assumptions which the Company believes are reasonable. The pro forma results do not purport to be indicative of the results which would have occurred if the acquisition or refinancing had actually taken place at the beginning of the periods presented, nor are they necessarily indicative of the results of any future periods.


         The acquisition of CR Anthony was accounted for under the purchase method of accounting. Accordingly, the total acquisition cost was allocated to the assets acquired and liabilities assumed at their estimated fair values based upon information currently available to the Company. The excess of the purchase price over the estimated fair value of such assets and liabilities was recognized as goodwill and is being amortized on a straight-line basis over forty years. This preliminary purchase price allocation will be adjusted, if necessary, based on additional information as it becomes available.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Overview. The Company operates the store of choice for well-known national brand name family apparel in over 400 small towns and communities across the central United States. The Company has recognized the high level of brand awareness and demand for fashionable, quality apparel by consumers in small markets and has identified these markets as a profitable and underserved niche. The Company has developed a unique franchise focused on these small markets, differentiating itself from the competition by offering a broad range of brand name merchandise with a high level of customer service in convenient locations.

         Acquisition of CR Anthony Company. On June 26, 1997, the Company acquired CR Anthony which operated 246 family apparel stores in small markets throughout the central and midwestern United States under the names "Anthony's" and "Anthony's Limited". The Company intends to convert the "Anthonys" and "Anthonys Limited" stores to the Company's format under its "Stage" and "Bealls" trade names during the remainder of 1997 and the first half of 1998.

         CR Anthony's operating strategy was to offer brand name and private label apparel and footwear for the entire family at competitive prices. The stores acquired are located in 18 states, with the highest concentrations in Texas, Oklahoma, Kansas and New Mexico. Approximately 85% of CR Anthony stores are located in small markets and communities with populations generally below 30,000 and its stores' format average approximately 12,000 square feet.

         The Company believes that the acquisition of CR Anthony is consistent with its growth strategy to expand as a retailer of moderately priced, national brand name apparel into underserved, small markets through both organic store development and strategic acquisitions. The acquisition provides an opportunity for the Company to accelerate its expansion program in existing markets and extend its presence in new markets. The Company believes that the acquisition is attractive because: (i) there is a relatively small number of markets in which the two companies directly overlap; (ii) a majority of the acquired stores are in markets which fit the Company's demographic profile;
(iii) a majority of the acquired stores are comparable in size to the Company's stores in similar markets; and (iv) the acquired stores are located in states which are the same or are contiguous to stores in which the Company currently operates.

         The addition of CR Anthony stores not only expands the geographic reach of the Company, but it is expected that there will be meaningful synergies between the Company and CR Anthony including: (i) central overhead cost savings; (ii) CR Anthony revenue enhancement opportunities; and (iii) CR Anthony gross margin improvement opportunities.


         The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements included in the Company's 1996 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

         Sales for the second quarter of 1997 increased 30.3% to $238.1 million from $182.8 million in the comparable period of 1996. The increase in second quarter sales was primarily due to $13.4 million of sales from stores opened during 1997 and 1996, $32.4 million of sales for the month of July from the acquired CR Anthony stores, as well as a 5.7% increase in comparable store sales. Sales for the first six months of 1997 increased 24.2% to $429.6 million from $345.9 million in the comparable period of 1996. The increase in sales for the six month period was primarily due to $32.8 million of sales for stores opened during 1997 and 1996, $32.4 million of sales for the month of July from the acquired CR Anthony stores, as well as a 5.3% increase in comparable store sales. The increase in comparable store sales was attributable primarily to the strong performance of the Company's small market stores partially offset by slight decline in sales at the Company's metropolitan stores.

         Gross profit for the second quarter of 1997 increased 30.6% to $73.9 million from $56.6 million in the comparable period of 1996. Gross profit margin for the second quarter of 1997 and 1996 was 31.0%. Gross profit margin for the second quarter of 1997 was impacted by lower gross profit margins experienced by the acquired CR Anthony locations during July offset by an increase in markup on merchandise sold in the Company's existing stores due to an improved mix of merchandise as well as additional leverage of the fixed cost component of gross margin. Gross profit for the first six months of 1997 increased 24.9% to $135.8 million from $108.7 million in the comparable period of 1996. Gross profit margin for the first six months of 1997 increased to 31.6% from 31.4% for the comparable period in 1996 due to the increase in markup on merchandise sold mentioned above coupled with additional leverage of the fixed cost component of gross margin partially offset by lower gross profit margins experienced by the acquired CR Anthony locations in July.

         Selling, general and administrative expenses for the second quarter of 1997 increased 25.6% to $53.4 million from $42.5 million in the comparable period of 1996. Selling, general and administrative expenses as a percentage of sales for the second quarter of 1997 decreased to 22.4% from 23.2% in the comparable period of 1996 due to the effective leveraging of the Company's central overhead function as well as an improvement in store variable expenses. Included in selling, general and administrative expenses for the second quarter of 1997 is approximately $1.0 million of integration and duplicative
administrative costs at the CR Anthony general office.   Selling, general and
administrative expenses for the first six months of 1997 increased 20.8% to $94.7 million from $78.4 million in the comparable period of 1996. Selling, general and administrative expenses as a percentage of sales for the first six months of 1997 decreased to 22.0% from 22.6% in the comparable period of 1996 due to the above factors. Advertising expenses as a percentage of sales remained unchanged at approximately 3.6% for the first six months of 1997 and 1996.

         The Company has historically used United Parcel Service ("UPS") to ship the majority of merchandise from its distribution center to the Company's stores on a daily basis. As a result of the UPS strike during the second quarter of 1997 and was resolved during the third quarter of 1997, the Company used alternative delivery services for approximately 20 days. These services met the Company's distribution needs with minor disruption to its operations but resulted in slightly higher operating costs to the Company than it would have experienced with UPS. Following the conclusion of the UPS strike, UPS resumed service for the Company under the terms of its existing contract. The Company is in the process of rationalizing its distribution arrangements given the current environment which may result in terms which are more or less attractive than the Company's existing agreement with UPS.

         Operating income for the second quarter of 1997 increased 41.7% to $19.7 million from $13.9 million for the second quarter of 1997. Operating income as a percent of sales for the second quarter of 1997 was 8.3% as compared to 7.6% for the second quarter of 1996 due to the factors described above. Operating income for the first six months of 1997 increased 34.3% to $40.3 million from $30.0 million in the comparable period of 1996. Operating income as a percentage of sales for the first six months of 1997 was 9.4% as compared to 8.7% in the comparable period of 1996.

         Net interest expense for the second quarter of 1997 decreased 24.8% to $9.4 million from $12.5 million for the comparable period in 1996. Net interest expense for the first six months of 1997 decreased 23.6% to $18.4 million from $24.1 million for the comparable period in 1996. Net interest expense for both the three and six months ended August 2, 1997 decreased from the comparable periods in the prior year due to the retirement of the Senior Discount Debentures in connection with the IPO. This decrease was partially offset by increased interest expense associated with issuance of the SRPC Notes in May 1996. The refinancing of the Company's debt during the second quarter of 1997 did not materially impact interest expense for the second quarter of 1997.

         As a result of the foregoing, the Company's income before extraordinary items for the second quarter of 1997 increased by 619.6% to $6.2 million from $0.9 million for the comparable period in 1996. Income before extraordinary item for the first six months of 1997 increased by 279.0% to $13.3 million from $3.5 million for the comparable period in 1996.

         In connection with the refinancing of the Company's existing 10% senior notes and 11% senior subordinated notes which occurred in June of 1996, the Company recorded an extraordinary charge of $17.4 million, net of applicable income taxes of $11.1 million, related to the tender premiums and write-off of unamortized debt issue costs associated with the retired debt.


SEASONALITY AND INFLATION

         The Company's business is seasonal and its quarterly sales and profits traditionally are lower during the first three quarters (February through October) and higher during the fourth quarter (November through January). In addition, working capital requirements fluctuate throughout the year, increasing substantially in October and November in anticipation of the holiday season due to requirements for significantly higher inventory levels.

         The following table show certain unaudited financial information for the Company by quarter (in thousands):

                                     1997                                     1996
                            -----------------------    -----------------------------------------------------
                                Q1           Q2            Q1            Q2            Q3              Q4
                            ----------   ----------    ----------    ----------    ----------     ----------
                                                        (dollars in thousands)
Net sales ...............   $  191,512   $  238,137    $  163,177    $  182,750    $  182,562     $  248,061
Gross profit ............       61,925       73,902        52,081        56,623        56,208         79,075
Operating income ........       20,524       19,736        16,045        13,925        12,342         26,258
Quarters' operating
  income as a percent of
  annual income .........           --           --            24%           20%           18%            38%
Income (loss) before
  extraordinary item ....   $    7,094   $    6,246    $    2,652    $      868    $     (265)    $   10,767
Net income (loss) .......   $    7,094   $  (11,134)   $    2,652    $      868    $  (16,071)    $   10,492




         The Company does not believe that inflation had a material effect on its results of operations during the past two years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

LIQUIDITY AND CAPITAL RESOURCES

         On June 17, 1997, the Company completed the Refinancing which consisted of the Credit Agreement, the Note Offering and related retirement of approximately $248.2 million of the Company's existing indebtedness. The Note Offering consisted of $200.0 million in Senior Notes and $100.0 million in Senior Subordinated Notes. The gross proceeds from the Note Offering of approximately $299.7 million were used: (i) to retire approximately $248.2 million of the Company's existing higher coupon long-term indebtedness and to pay related fees and expenses; and (ii) to pay transaction and other costs associated with the acquisition of CR Anthony. Concurrently with the Note Offering, the Company entered into the Credit Agreement consisting of the $100.0 million working capital facility and a $100.0 million expansion revolving credit facility.

         On June 26, 1997, in connection with the acquisition of CR Anthony, the Company issued approximately 3,607,044 shares of Common Stock to stockholders of CR Anthony and assumed approximately $25.9 million in debt. The acquisition was structured as a merger with CR Anthony merging with and into SRI and SRI surviving with all its rights, privileges, powers and franchises unaffected by the merger. The separate corporate existence of CR Anthony ceased.

         Total working capital increased $26.4 million to $261.6 million at August 2, 1997 from $235.2 million at February 1, 1997, due primarily to the acquisition of CR Anthony. The most significant changes in working capital were: (i) an increase in inventories, accrued expenses and other current liabilities and accounts payable due to the acquisition of CR Anthony and the seasonal build of inventories; and (ii) a decrease in accounts receivable as a result of the seasonal decrease of accounts receivable which were generated during the Christmas season. In addition, prepaid expenses and other current assets increased due primarily to the acquisition of CR Anthony partially offset by the collection of a federal tax refund during the first quarter of 1997.

         The Company's primary capital requirements are for working capital, debt service and capital expenditures. Based upon the Company's capital structure, management anticipates interest payments for 1997 and 1998 to be approximately $35.0 million. Capital expenditures are generally for new store openings, remodeling of existing stores and facilities and customary store maintenance. Capital expenditures for the first six months of 1997 were $20.8 million as compared to $15.2 million for the comparable period of 1996 as a result of an increase in the number of new stores opened. Management expects capital expenditures (including any capital expenditures resulting from the acquisition of CR Anthony) to be approximately $62.0 million during each of 1997 and 1998, consisting primarily of new store openings, conversion of the CR Anthony stores to the Stage format, and remodeling and maintenance of existing stores. The Company also incurred approximately $18.0 million in one-time costs in connection with the acquisition of CR Anthony which consisted of, among other things, costs associated with the termination of contracts, lease terminations, severance payments to CR Anthony employees and transaction fees. Required aggregate principal payments on debt of the Company are expected to total $2.6 million for each of 1997 and 1998.

         The Company's current short-term liquidity needs, including a portion of the one-time costs associated with the acquisition of CR Anthony, are expected to be provided by: (i) existing cash balances; (ii) operating cash flows; (iii) the Accounts Receivable Program; and (iv) the Credit Agreement. The Company expects to fund its long-term liquidity needs from its operating cash flows, the issuance of debt and/or equity securities, the securitization of its accounts receivable and bank borrowings.

         The Company securitizes all of its trade accounts receivables through SRPC. SRPC holds a retained interest in the Trust which is represented by the three certificates of beneficial ownership in the Trust (the "Retained Certificates"). The Company transfers, on a daily basis, all of the accounts receivable generated from purchases by the holders of the Company's proprietary credit card to SRPC. SRPC is operated in a manner intended to ensure that its assets and liabilities are distinct from those of the Company and its other affiliates as SRPC's creditors have a claim on its assets prior to such assets becoming available to any creditor of the Company. SRPC, in turn, transfers on a daily basis, the accounts receivable purchased from the Company to the Trust in exchange for cash or an increase in the Retained Certificates. The remaining interest in the Trust is held by third-party investors which are represented by the Trust Certificates (as defined below). The Retained Certificates are effectively subordinated to the interests of such third-party investors, and are pledged to secure the SRPC Notes which were issued to finance the Uhlmans acquisition. The SRPC Notes are secured by, and paid solely from, the Retained Certificates issued to SRPC by the Trust.

         Since its inception, the Trust has issued $165.0 million of term certificates and a $40.0 million revolving certificate (collectively, the "Trust Certificates") to third parties representing undivided interests in the Trust. The holder of the revolving certificate agreed to purchase interests in the Trust equal to the amount of accounts receivable in the Trust above the level required to support the term certificates (aggregating $200.1 million at August 2, 1997), up to a maximum of $40.0 million. As of August 2, 1997, the outstanding balance under the revolving certificate was $16.6 million. The Retained Certificates are effectively subordinated to the interests of third-party investors, and are pledged to secure the SRPC Notes. If the amount of accounts receivable in the Trust falls below the level required to support the Trust Certificates, certain principal collections may be retained in the Trust until such time as the accounts receivable balances exceed the amount of accounts receivable required to support the Trust Certificates and any required transferor's interest. SRPC receives distributions from the Trust of cash in excess of amounts required to satisfy the Trust's obligations to third-party investors on the Trust Certificates. Cash so received by SRPC may be used to purchase additional accounts receivable from, or make distributions to, the Company after SRPC has satisfied its obligations on the SRPC Notes. The Trust may issue additional series of certificates from time to time on various terms. Terms of any future series will be determined at the time of issuance.

         Prior to the acquisition of CR Anthony, CR Anthony sold all of its private label credit card accounts receivable to a Retail Credit Services Agreement which expires on August 1, 1998. The Company and
Citicorp has agreed to terminate this agreement in exchange for the payment of a termination fee to be paid to Citicorp. Additionally, the Company will repurchase any outstanding accounts receivable on the termination date (September 11, 1997) at their face value which approximated $36.0 million as of August 13, 1997. The Company intends to incorporate the accounts receivable into the Accounts Receivable Program.

         Management believes that funds provided by operations, together with funds available from the Credit Agreement, the Seasonal Credit Agreement and the Accounts Receivable Program will be adequate to meet the Company's anticipated requirements for working capital, interest payments, planned capital expenditures and principal payments on debt. Estimates as to working capital needs and other expenditures may be materially affected if the foregoing sources are not available or do not otherwise provide sufficient funds to meet the Company's obligations.

                               STAGE STORES, INC.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The Company held its Annual Meeting on May 15, 1997. Each of Harold Compton, Robert Huth, and Richard Jolosky were elected as Directors of the Company. Each of Carl E. Tooker, Joshua Bekenstein, Adam Kirsch, and Peter Mulvihill continued as Directors of the Company after the Annual Meeting. Mark Shulman continued as Director after the Annual Meeting but resigned as of May 21, 1997.

        At the Annual Meeting, Price Waterhouse LLP was elected as the Company's independent accountants. The number of votes cast for, against and withheld with respect to Price Waterhouse LLP was 19,503,690, 0 and 2,950, respectively.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits

                 2.1 First Amendment to Agreement and Plan of Merger, dated as of May 20, 1997, between Stage Stores, Inc. and C. R. Anthony Company. (Incorporated by reference to Exhibit 2.2 of Registration No. 333-27809 on Form S-4).

                 3.1 Restated Articles Certificate of Incorporation of Specialty Retailers, Inc. (Incorporated by Reference to Exhibit 3.3 of Registration No. 333-32695 on Form S-4).

                 3.2 Amended and Restated Bylaws of Specialty Retailers, Inc. (Incorporated by Reference to Exhibit 3.4 of Registration No. 333-32695 on Form S-4).

                 3.3 Certificate of Incorporation of Specialty Retailers, Inc. (NV). (Incorporated by Reference to Exhibit 3.5 of Registration No. 333-32695 on Form S-4).

                 3.4 Bylaws of Specialty Retailers, Inc. (NV). (Incorporated by Reference to Exhibit 3.6 of Registration No. 333-32695 on Form S-4).

                 4.1 Credit Agreement dated as of June 17, 1997 by and among Specialty Retailers, Inc., Stage Stores, Inc., the banks named therein, and Credit Suisse First Boston. (Incorporated by Reference to Exhibit 4.1 of Registration No. 333-32695 on Form S-4).

                 4.2 Indenture dated as of June 17, 1997 relating to the $200,000,000 aggregated principal amount of 8 1/2% Senior Notes due 2005 among Specialty Retailer, Inc., Stage Stores, Inc. and State Street Bank and Trust Company, and First Supplemental Indenture dated as of July 2, 1997. (Incorporated by Reference to Exhibit
                          4.2 of Registration No. 333-32695 on Form S-4).

                 4.3 Indenture dated as of June 17, 1997 relating to the $100,000,000 aggregated principal amount of 9% Senior Subordinated Notes due 2007 among Specialty Retailers, Inc., Stage Stores, Inc. and State Street Bank and Trust Company, and First Supplemental Indenture dated as of July 2, 1997. (Incorporated by Reference to Exhibit 4.3 of Registration No. 333-32695 on Form S-4).

                 10.1 Registration Rights Agreement dated as of June 11, 1997 among Specialty Retailers, Inc., Credit Suisse First Boston, Bear, Stearns & Co. Inc. and Donaldson, Lufkin & Jenrette Securities Corporation (Incorporated by Reference to Exhibit 10.8 of Registration No. 333-32695 on Form S-4).

                 27.1     Financial Data Schedule

         (b)     Reports on Form 8-K

         The Company filed a Current Report on Form 8-K and an amended Current Report on Form 8-K/A-1 dated June 26, 1997 related to the acquisition of CR Anthony Company. The Company also filed a Current Report on Form 8-K dated May 21, 1997 to announce the resignation of Mark Shulman.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         STAGE STORES, INC.



August 26, 1996                          /s/ Carl E. Tooker
---------------                          -----------------------------------
 (Date)                                  Carl E. Tooker
                                         President and
                                         Chief Executive Officer


August 26, 1996                          /s/ James A. Marcum
---------------                          -----------------------------------
 (Date)                                  James A. Marcum
                                         Executive Vice President and
                                         Chief Financial Officer

                               INDEX TO EXHIBITS




        Exhibit
        Number                                              Description
        -------                                             -----------
         27.1                                         Financial Data Schedule