Form 10-Q
period 1997-11-01
STAGE STORES INC; SPECIALTY RETAILERS INC /DE/; SPECIALTY RETAILERS INC NV
filed 1997-12-18
CIK 6885, 846723, 1043869

================================================================================
     THIS DOCUMENT IS A COPY OF THE FORM 10-Q AT NOVEMBER 1, 1997 FILED ON DECEMBER 17, 1997 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


         (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 1, 1997

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from       to
                                                -----    -----

                        Commission file number 33-68258


 STAGE STORES, INC.; SPECIALTY RETAILERS, INC.; SPECIALTY RETAILERS, INC. (NV)
             (Exact name of registrant as specified in its charter)



                         DELAWARE                                     76-0407711; 74-0821900; 91-1826900
             (State or other jurisdiction of                         (I.R.S. Employer Identifications No.)
              incorporation or organization)

            10201 MAIN STREET, HOUSTON, TEXAS                                        77025
         (Address of principal executive offices)                                  (Zip Code)


                                 (713) 667-5601
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

The number of shares of common stock of Stage Stores, Inc. outstanding as of November 30, 1997 was 26,480,703 shares of Common Stock and 1,250,584 shares of Class B Common Stock. The number of shares of common stock of Specialty Retailers, Inc. outstanding as of November 30, 1997 was 5,000 shares. The number of shares of common stock of Specialty Retailers, Inc. (NV) as of November 30, 1997 was 1,000 shares.

================================================================================

                               STAGE STORES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                        (in thousands, except par value)


                                                        November 1, 1997     February 1, 1997
                                                        ----------------     ----------------
                                                          (unaudited)
                                ASSETS
Cash and cash equivalents ............................     $  15,274           $  18,286
Undivided interest in accounts receivable trust ......        64,431              80,672
Merchandise inventories, net .........................       330,477             187,717
Prepaid expenses .....................................        24,659              15,690
Other current assets .................................        47,411              32,797
                                                           ---------           ---------
      Total current assets ...........................       482,252             335,162

Property, equipment and leasehold improvements, net ..       154,707             111,189
Goodwill, net ........................................        88,391              47,173
Other assets .........................................        55,209              15,759
                                                           ---------           ---------
                                                           $ 780,559           $ 509,283
                                                           =========           =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable .....................................     $ 105,893           $  54,336
Accrued interest .....................................        12,538              12,908
Accrued expenses and other current liabilities .......        59,354              32,699
                                                           ---------           ---------
      Total current liabilities ......................       177,785              99,943

Long-term debt .......................................       398,207             298,453
Other long-term liabilities ..........................        19,320              18,621
                                                           ---------           ---------
      Total liabilities ..............................       595,312             417,017
                                                           ---------           ---------

Preferred stock, par value $1.00, non-voting,
  3 shares authorized, no shares
  issued or outstanding ..............................            --                  --
Common stock, par value $0.01, 75,000 shares
  authorized, 26,449 and 22,033 shares
  issued and outstanding, respectively ...............           265                 220
Class B common stock, par value $0.01, non-voting,
  3,000 shares authorized, 1,251 shares
  issued and outstanding, respectively ...............            13                  13
Additional paid-in capital ...........................       263,264             169,811
Accumulated deficit ..................................       (78,295)            (77,778)
                                                           ---------           ---------
   Stockholders' equity ..............................       185,247              92,266
                                                           ---------           ---------
Commitments and contingencies ........................          --                  --
                                                           ---------           ---------
                                                           $ 780,559           $ 509,283
                                                           =========           =========

                               STAGE STORES, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                    (in thousands, except earnings per share)
                                   (unaudited)


                                                      Three Months Ended                      Nine Months Ended
                                             ------------------------------------    -----------------------------------
                                             November 1, 1997    November 2, 1996    November 1, 1997   November 2, 1996
                                             ----------------    ----------------    ----------------   ----------------


Net sales ................................     $   274,269         $   182,562         $   703,918         $   528,489
Cost of sales and related buying,
  occupancy and distribution expenses ....         187,447             126,354             481,269             363,577
                                               -----------         -----------         -----------         -----------
Gross profit .............................          86,822              56,208             222,649             164,912

Selling, general and
  administrative expenses ................          69,089              43,071             163,752             121,504
Store opening and closure costs ..........           1,944                 795               2,848               1,096
                                               -----------         -----------         -----------         -----------
Operating income .........................          15,789              12,342              56,049              42,312

Interest expense, net ....................           9,767              12,795              28,158              36,849
                                               -----------         -----------         -----------         -----------

Income (loss) before income tax and
   extraordinary item ....................           6,022                (453)             27,891               5,463
Income tax expense (benefit) .............           2,349                (188)             10,818               2,208
                                               -----------         -----------         -----------         -----------
Income (loss) before extraordinary item ..           3,673                (265)             17,013               3,255
Extraordinary item -- early retirement
   of debt ...............................            (150)            (15,806)            (17,530)            (15,806)
                                               -----------         -----------         -----------         -----------
Net income (loss) ........................     $     3,523         $   (16,071)        $      (517)        $   (12,551)
                                               ===========         ===========         ===========         ===========



Earnings (loss) per common share data:

Earnings (loss) per common share before
   extraordinary item ...................      $      0.13         $     (0.02)        $      0.66         $      0.24
Extraordinary item -- early retirement
   of debt ..............................             --                 (1.12)              (0.68)              (1.19)
                                               -----------         -----------         -----------         -----------
Earnings (loss) per common share ........      $      0.13         $     (1.14)        $     (0.02)        $     (0.95)
                                               ===========         ===========         ===========         ===========

Weighted average common shares
   outstanding ..........................           28,113              14,091              25,782              13,231
                                               ===========         ===========         ===========         ===========

                               STAGE STORES, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)




                                                                                NINE MONTHS ENDED
                                                                       -----------------------------------
                                                                       NOVEMBER 1, 1997   NOVEMBER 2, 1996
                                                                       ----------------   ----------------
 Cash flows from operating activities:

   Net loss........................................................       $    (517)          $ (12,551)
                                                                          ---------           ---------
   Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
    Depreciation and amortization .................................          13,091              10,029
    Deferred income taxes .........................................           2,086              (2,141)
    Accretion of discount .........................................           1,085              10,971
    Amortization of debt issue costs ..............................           1,644               1,639
    Loss on early extinguishment of debt ..........................          17,530              15,806
    Changes in operating assets and liabilities:
      Decrease in undivided interest in accounts receivable trust..          16,241              11,281
      Increase in merchandise inventories .........................         (92,779)            (55,401)
      Increase in other assets ....................................         (19,421)             (1,530)
      Increase in accounts payable and accrued liabilities ........          47,041              16,223
                                                                          ---------           ---------
        Total adjustments .........................................         (13,482)              6,877
                                                                          ---------           ---------
      Net cash used in operating activities .......................         (13,999)             (5,674)
                                                                          ---------           ---------

Cash flows from investing activities:

  Acquisitions, net of cash acquired ..............................          (4,946)            (28,151)
  Additions to property, equipment and leasehold improvements .....         (41,744)            (22,899)
                                                                          ---------           ---------
      Net cash used in investing activities .......................         (46,690)            (51,050)
                                                                          ---------           ---------

Cash flows from financing activities:

  Proceeds from working capital facility ..........................          46,400                --
  Proceeds from issuance of long-term debt ........................         299,720              30,000
  Proceeds from issuance of common stock ..........................          21,125             166,202
  Payments on long-term debt ......................................        (297,161)           (140,526)
  Redemption of common stock ......................................            --                   (32)
  Additions to debt issue costs ...................................         (12,407)             (2,750)
                                                                          ---------           ---------
      Net cash provided by financing activities ...................          57,677              52,894
                                                                          ---------           ---------

  Net decrease in cash and cash equivalents .......................          (3,012)             (3,830)

  Cash and cash equivalents:
    Beginning of period ...........................................          18,286              20,273
                                                                          ---------           ---------
    End of period .................................................       $  15,274           $  16,443
                                                                          =========           =========

Supplemental disclosure of cash flow information:

  Interest paid ...................................................       $  26,217           $  26,150
                                                                          =========           =========

  Income taxes paid ...............................................       $   3,746           $   5,917
                                                                          =========           =========


     On June 26, 1997, the Company acquired C. R. Anthony Company. The Company purchased Uhlmans, Inc. on June 3, 1996. In conjunction with these acquisitions, liabilities were assumed as follows:

                                                                             NINE MONTHS ENDED
                                                                    -----------------------------------
                                                                    NOVEMBER 1, 1997   NOVEMBER 2, 1996
                                                                    ----------------   ----------------
Fair value allocated to assets acquired ...........................       $ 120,665         $ 35,250
Cash paid for assets acquired, including acquisition expenses......          (4,946)         (28,151)
Value of Common Stock exchanged ...................................         (72,284)            --
                                                                          ---------         --------
Liabilities assumed ...............................................       $  43,435         $  7,099
                                                                          =========         ========

                               STAGE STORES, INC.
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (unaudited)


                                                        Common Stock
                                        --------------------------------------------------
                                                                           Class B
                                                                   -----------------------     Additional
                                          Shares                     Shares                     Paid-in    Accumulated
                                        Outstanding    Amount      Outstanding     Amount       Capital       Deficit       Total
                                        -----------    ---------   -----------    ---------    ---------     ---------     ---------

Balance, February 1, 1997 ..........        22,033    $     220        1,251     $      13    $ 169,811     $ (77,778)    $  92,266

Net income .........................          --           --           --            --           --            (517)         (517)
Vested compensatory stock options ..          --           --           --            --             88          --              88
Exercise of stock options ..........           159            2         --            --            388          --             390
Issuance of stock in connection with
   CR Anthony Acquisition ..........         3,607           36         --            --         72,248          --          72,284
Issuance of stock in connection with
   Secondary Offering ..............           650            7         --            --         20,729          --          20,736
                                         ---------    ---------       ------     ---------    ---------     ---------     ---------
Balance, November 1, 1997 ..........        26,449    $     265        1,251     $      13    $ 263,264     $ (78,295)    $ 185,247
                                         =========    =========       ======     =========    =========     =========     =========

                               STAGE STORES, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

         1. The accompanying unaudited consolidated condensed financial statements of Stage Stores, Inc. ("Stage Stores"), have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Those adjustments, which include only normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended February 1, 1997 filed with Stage Stores, Inc.'s Annual Report on Form 10-K. Certain reclassifications have been made to prior year amounts to conform with the current year presentation. The fiscal years discussed herein end on the Saturday nearest to January 31, in the following calendar year. For example, references to "1997" mean the fiscal year ended January 31, 1998.

         Stage Stores conducts its business primarily through it's wholly owned subsidiary Specialty Retailers, Inc. ("SRI"), which operated 602 family apparel stores predominately located in the central United States as of November 1, 1997. Stage Stores has no operations of its own. Stage Stores and SRI are collectively referred to herein as the "Company".

         2. Pursuant to the accounts receivable securitization program (the "Accounts Receivable Program"), an indirect wholly owned subsidiary of the Company, SRI Receivables Purchase Co., Inc. ("SRPC") purchases the accounts receivable generated by the Company's private label credit card program. Such accounts receivable are transferred to a master trust (the "Trust") which has issued certain certificates to third parties representing undivided interests in the Trust. SRPC owns an undivided interest in the accounts receivable not supporting the certificates issued to third parties by the Trust (the "Retained Interest"). SRPC is a separate corporate entity from the Company and SRPC's creditors have a claim on its assets prior to those assets becoming available to any creditor of the Company.

         3. On September 16, 1997, the Company completed an offering of approximately 7.1 million shares of common stock at a price of $34 7/8 per share. 6.4 million shares of this offering were secondary shares representing the shares owned by two venture capital firms. The remaining 650,000 shares were issued as primary shares, a result of an over-allotment provision. The shares sold by the company resulted in net proceeds to the Company of approximately $20.7 million, which were used to reduce borrowings outstanding under the Company's New Credit Agreement.

         4. During the second quarter of 1997, the Company completed an offering of $300.0 million of long-term indebtedness consisting of $200.0 million in aggregate principal amount of 8 1/2% Senior Notes due 2005 and $100.0 million in aggregate principal amount of 9% Senior Subordinated Notes due 2007 (collectively, the "Note Offering"). The gross proceeds from the issuance of these notes (approximately $299.7 million) were used to: (i) retire the Company's existing 10% Senior Notes due 2000 and 11% Senior Subordinated Notes due 2003; (ii) to pay related fees and expenses; and (iii) to pay costs associated with the acquisition of C.R. Anthony Company ("CR Anthony"). Concurrently with this transaction, the Company entered into a new credit facility with a group of lenders (the "New Credit Agreement"). The New Credit Agreement provides for a $100.0 million working capital and letter of credit facility and a $100.0 million expansion revolving credit facility. The New Credit Agreement replaced the Company's existing $75.0 million credit facility. In connection with the above transactions, the Company recorded an extraordinary charge of $17.4 million, net of applicable income taxes of $11.1 million, related to the tender premiums and write off of unamortized debt issue costs associated with the retired debt.

         5. On June 26, 1997, the Company acquired CR Anthony which operated 246 family apparel stores in small markets throughout the central and midwestern United States under the names "Anthony's" and "Anthony's Limited". The Company issued 3,607,044 shares in exchange for the outstanding common stock of CR Anthony. The purchase price for CR Anthony (including the common stock issued by the Company) was approximately $77.2 million, including acquisition costs and net of cash acquired. CR Anthony had net sales of $288.4 million and net income of $4.8 million of the year ended February 1, 1997.

         The following unaudited pro forma information gives effect to the acquisition of CR Anthony and the refinancing of the Company's debt as discussed in Note 4 above as if each transaction had occurred at the beginning of the periods presented (in thousands, except per common share data):

                                                             Nine months
                                                                ended
                                                             November 1,
                                                                 1997            Fiscal 1996
                                                             ------------        -----------
                                                                        (unaudited)
Net sales ...............................................    $    812,418         $1,081,000
                                                             ============         ==========
Income before extraordinary items .......................    $     15,769         $   31,308
                                                             ============         ==========
Earnings per common share before extraordinary items ....    $       0.55         $     1.15
                                                             ============         ==========


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

         6. During October 1996, the Company completed an initial public offering (the "Offering") of its common stock. The Company sold 10,750,000 shares at an initial offering price of $16.50 per share. The net proceeds from the Offering to the Company were approximately $165.7 million after deducting underwriting discounts and expenses related to the transaction. The net proceeds were used primarily to retire the 12 3/4% Senior Discount Debentures due 2000 (the "Senior Discount Debentures"). The remaining proceeds of approximately $26.5 million were used for general corporate purposes. Immediately prior to the Offering, the Board of Directors approved a .94727 for 1 reverse stock split, the effect of which is reflected in the accompanying financial statements for all periods presented.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         Certain items discussed or incorporated by reference herein contain forward-looking statements that involve risks and uncertainties including, but not limited to, the seasonality of demand for apparel which can be affected by weather patterns, levels of competition, competitors' marketing strategies, changes in fashion trends and availability of product, the failure to achieve the expected results of merchandising and marketing plans or store opening or closing plans. The occurence of any of the above could have a material adverse impact on the Company's operating results. Certain information herein contains estimates which represent management's best judgement as to the date hereof based on information currently available; however, the Company does not intend to update this information to reflect developments or information obtained after the date hereof and disclaims any legal obligation to the contrary.



GENERAL

         Overview. The Company operates the store of choice for well known national brand name family apparel in over 400 small towns and communities predominately across the central United States. The Company has recognized the high level of brand awareness and demand for fashionable, quality apparel by consumers in small markets and has identified these markets as a profitable and underserved niche. The Company has developed a unique franchise focused on these small markets, differentiating itself from the competition by offering a broad range of brand name merchandise with a high level of customer service in convenient locations.

         Acquisition of CR Anthony Company. On June 26, 1997, the Company acquired CR Anthony which operated 246 family apparel stores in small markets throughout the central and midwestern United States under the names "Anthony's" and "Anthony's Limited". The Company has converted 130 of the "Anthonys" and "Anthonys Limited" stores to the Company's format under its "Stage" and "Bealls" trade names to date. The Company intends to convert the majority of the remaining CR Anthony stores to the Company's format and trade names during the first half of 1998.

         CR Anthony's operating strategy was to offer brand name and private label apparel and footwear for the entire family at competitive prices. The stores acquired are located in 16 states, with the highest concentrations in Texas, Oklahoma, Kansas and New Mexico. Approximately 87% of CR Anthony stores are located in small markets and communities with populations generally below 30,000 and its stores' format average approximately 12,000 square feet.

         The Company believes that the acquisition of CR Anthony is consistent with its growth strategy to expand as a retailer of moderately priced national brand name apparel into small and underserved markets through both organic store development and strategic acquisitions. The acquisition provided an opportunity for the Company to accelerate its expansion program in existing markets and extend its presence in new markets. The Company believes that the acquisition is attractive because: (i) there is a relatively small number of markets in which the two companies directly overlap; (ii) a majority of the acquired stores are in markets which fit the Company's demographic profile;
(iii) a majority of the acquired stores are comparable in size to the Company's stores in similar markets; and (iv) the acquired stores are located in states which are the same or are contiguous to stores in which the Company currently operates.

         The addition of the CR Anthony stores not only expands the geographic reach of the Company, but it is expected that there will be meaningful synergies between the Company and CR Anthony including: (i) central overhead cost savings; (ii) CR Anthony revenue enhancement opportunities; and (iii) CR Anthony gross margin improvement opportunities.

         The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements included in the Company's 1996 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

         Sales for the third quarter of 1997 increased 50.2% to $274.3 million from $182.6 million in the comparable period of 1996. The increase in third quarter sales was primarily due to approximately $5.5 million of sales from stores opened during 1997 and 1996 which are not included in comparable store sales, $81.3 million of sales from the recently acquired CR Anthony stores, as well as a 2.8% increase in third quarter comparable store sales. Sales for the first nine months of 1997 increased 33.2% to $703.9 million from $528.5 million in the comparable period of 1996. The increase in sales for the nine month period was primarily due to $39.7 million of sales from stores opened during 1997 and 1996 which are not included in comparable store sales, $113.8 million of sales from the acquired CR Anthony stores, as well as a 4.4% increase in comparable store sales. The increase in comparable store sales was primarily attributable to the strong performance of the Company's small market stores partially offset by a slight decline in sales at the Company's metropolitan stores.

         Gross profit increased 54.5% to $86.8 million for the third quarter of 1997, from $56.2 million in the comparable period of 1996. Gross profit margin for the third quarter of 1997 increased to 31.7% from 30.8% for the comparable period in 1996. Gross profit margin for the third quarter of 1997 was favorably impacted by an increase in markup on merchandise sold due to a favorable mix of merchandise and lower markdowns in the Company's existing stores as a result of well controlled inventories during the quarter. Gross profit for the first nine months of 1997 increased 35.0% to $222.6 million from $164.9 million in the comparable period of 1996. Gross profit margin for the first nine months of 1997 increased to 31.6% from 31.2% for the comparable period in 1996 due to the factors discussed above as well as additional leverage of the fixed cost component of gross margin.

         Selling, general and administrative expenses for the third quarter of 1997 increased 60.3% million to $69.1 million from $43.1 million in the comparable period of 1996. Selling, general and administrative expenses as a percentage of sales for the third quarter of 1997 increased to 25.2% from 23.6% in the comparable period of 1996 due primarily to approximately $2.7 million of duplicative administrative costs associated with the CR Anthony acquisition. credit card receivable charge-offs with respect to the Company's proprietary credit card program, the results of which are included in SG&A, as a percentage of credit card sales for the third quarter of 1997 decreased as compared to the third quarter of 1996 as a result of an increased focus on accelerating the collection rate in the portfolio in order to control bad debts. This decrease in charge offs was offset by a reduction in the service charge and late fee income associated with the program during the third quarter of 1997. As a result of the accelerated collection rate in the portfolio, these factors were partially offset by improvements in store variable expenses as a rate of sales. Selling, general and administrative expenses for the first nine months of 1997 increased 34.8% to $163.8 million from $121.5 million in the comparable period of 1996. Selling, general and administrative expenses as a percentage of sales for the first nine months of 1997 increased to 23.3% from 23.0% in the comparable period of 1996 due to approximately $3.7 million of duplicative administrative costs associated with the CR Anthony acquisition as well as a slight reduction in service charge and late fee income associated with the Company's private label credit card program discussed above. These factors were partially offset by improvements in store variable expenses as a rate of sales. Advertising expenses as a percentage of sales was 4.8% and 4.6% for the third quarters of 1997 and 1996, respectively, and 4.0% and 4.1% for the first nine months of 1997 and 1996, respectively.

         Store opening and closure costs for the third quarter of 1997 increased to $1.9 million from $0.8 million for the same period of 1996 due to an increase in the number of stores opened during the first nine months of 1997 (including the converted CR Anthony locations) as compared to the same period in 1996.

         Operating income for the third quarter of 1997 increased 28.5% to $15.8 million from $12.3 million for the third quarter of 1997. Operating income as a percent of sales for the third quarter of 1997 was 5.8% as compared to 6.8% for the third quarter of 1996, due primarily to the $2.7 million of duplicative administrative costs associated with the CR Anthony acquisition, as well as the increased store opening and closure costs discussed above. Operating income for the first nine months of 1997 increased 32.4% to $56.0 million from $42.3 million in the comparable period of 1996. Operating income as a percent of sales was 8.0% for the first nine months of 1997 and 1996.

         Net interest expense for the third quarter of 1997 decreased 23.4% to $9.8 million from $12.8 million for the comparable period in 1996. Net interest expense for the first nine months of 1997 decreased 23.4% to $28.2 million from $36.8 million for the comparable period in 1996. Interest expense for both the three and nine months ended November 1, 1997 decreased from the comparable periods in the prior year due to the retirement of the Senior Discount Debentures in connection with the Company's IPO and the refinancing of the Company's debt during the second quarter of 1997. This decrease was partially offset by increased interest expense associated with issuance of the SRPC Notes in May 1996.

         As a result of the foregoing, the Company's income before extraordinary items for the third quarter of 1997 increased to $3.7 million as compared to a loss of $0.3 million for the comparable period in 1996. The Company's income before extraordinary items for the first nine months of 1997 increased by 415.2% to $17.0 million from $3.3 million for the comparable period in 1996.

         In connection with the refinancing of the Company's existing 10% Senior Notes and 11% Senior Subordinated Notes which occurred in June of 1996, the Company recorded an extraordinary charge of $17.4 million, net of applicable income taxes of $11.1 million, related to the tender premiums and write off of unamortized debt issue costs associated with the retired debt. Additionally, during the third quarter, the Company retired approximately $600,000 of the outstanding amount of the Bealls Holding Subordinated Notes and the Bealls Holding Junior Subordinated Debentures, which resulted in an extraordinary charge of $150,200, net of applicable income taxes of $96,000, related to the tender premiums and write off of unamortized debt issue costs associated with the retired debt.


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

         The following table shows certain unaudited financial information for the Company by quarter (in thousands):

                                           1997                                             1996
                         -----------------------------------------  ------------------------------------------------------
                              Q1            Q2            Q3            Q1            Q2            Q3            Q4
                         ------------- -------------  ------------  ------------  ------------  ------------  ------------
                                                              (dollars in thousands)
Net sales................ $ 191,512    $  238,137     $  274,269    $   163,177   $   182,750   $   182,562   $  248,061
Gross profit.............    61,925        73,902         86,822         52,081        56,623        56,208       79,075
Operating income.........    20,524        19,736         15,789         16,045        13,925        12,342       26,258
Quarters' operating
  income as a percent
  of total...............        --            --             --             24%           20%           18%          38%
Income (loss) before
  extraordinary items.... $   7,094    $    6,246     $    3,673    $     2,652   $       868    $     (265)  $   10,767
Net income (loss) ....... $   7,094    $  (11,134)    $    3,523    $     2,652   $       868    $  (16,071)  $   10,492

         The Company does not believe that inflation had a material effect on its results of operations during the past two years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

LIQUIDITY AND CAPITAL RESOURCES

         On June 17, 1997, the Company completed the Note Offering, which consisted of $200.0 million in Senior Notes and $100.0 million in Senior Subordinated Notes. The gross proceeds from the Note Offering of approximately $299.7 million were used (i) to retire approximately $248.2 million of the Company's existing higher coupon Senior Notes and Senior Subordinated Notes and to pay related fees and expenses and (ii) to pay transaction and other costs associated with the acquisition of CR Anthony. Concurrently with the Note Offering, the Company entered into the New Credit Agreement consisting of a $100.0 million working capital facility and a $100.0 million expansion revolving credit facility.

         On June 26, 1997, in connection with the acquisition of CR Anthony, the Company issued 3,607,044 shares of Common Stock to stockholders of CR Anthony and assumed approximately $25.9 million in debt. The acquisition was structured as a merger with CR Anthony merging into SRI whereby the separate corporate existence of CR Anthony ceased.

         On September 16, 1997, the Company completed an offering of approximately 7.1 million shares of common stock at $34 7/8 per share. 6.4 million shares of this offering were secondary shares representing the shares owned by two venture capital firms. The remaining 650,000 shares were issued as primary shares, a result of an over-allotment provision. The net proceeds to the Company, after deducting underwriting discounts and expenses related to the transaction, were approximately $20.7 million, which were used to reduce borrowings outstanding under the Company's New Credit Agreement.

         Total working capital increased $69.3 million to $304.5 million at November 1, 1997 from $235.2 million at February 1, 1997, due primarily to the acquisition of CR Anthony. The most significant changes in working capital were: (i) an increase in inventories and accounts payable due to the acquisition of CR Anthony as well as the seasonal build of inventories in anticipation of the Christmas selling season; and (ii) a decrease in accounts receivable as a result of the liquidation of accounts receivable generated during the Christmas season. Prepaid expenses and other current assets increased primarily due to the acquisition of CR Anthony and prepaid expenses associated with new store openings and the conversion of the CR Anthony stores, partially offset by the collection of a federal tax refund during the first quarter of 1997. Accrued expenses and other current liabilities increased primarily due to the acquisition of CR Anthony.

         The Company's primary capital requirements are for working capital, debt service and capital expenditures. Based upon the current capital structure, management anticipates interest payments for 1997 and 1998 to be approximately $35.0 million. Capital expenditures are generally for new store openings, remodeling of existing stores and facilities and customary store maintenance. Capital expenditures for the first nine months of 1997 were $41.7 million as compared to $22.9 million for the comparable period of 1996 as a result of an increase in the number of new stores opened. Management expects capital expenditures (including any capital expenditures resulting from the acquisition of CR Anthony) to be approximately $62.0 million during each of 1997 and 1998, consisting primarily of new store openings, conversion of the CR Anthony stores to the Company's format, and remodeling and maintenance of existing stores. In addition, the Company expects to incur approximately $18.0 million in one-time costs in connection with the acquisition of CR Anthony which consist primarily of costs associated with the termination of contracts, lease terminations, severance payments to CR Anthony employees and transaction fees. Required aggregate principal payments on debt of the Company are expected to total $2.6 million for each of 1997 and 1998.

         The Company's current short-term liquidity needs, including a portion of the one-time costs associated with the acquisition of CR Anthony, are provided by (i) existing cash balances, (ii) operating cash flows, (iii) the Accounts Receivable Program and (iv) the New Credit Agreement. The Company expects to fund its long-term liquidity needs from its operating cash flows, the issuance of debt and/or equity securities, the securitization of its accounts receivable and bank borrowings.

         The Company securitizes all of its trade accounts receivables through SRPC. The Company transfers, on a daily basis, all of the accounts receivable generated from purchases by the holders of the Company's proprietary credit card to SRPC. SRPC is operated in a manner intended to ensure that its assets and liabilities are distinct from those of the Company and its other affiliates as SRPC's creditors have a claim on its assets prior to such assets becoming available to any creditor of the Company. SRPC, in turn, transfers on a daily basis, the accounts receivable purchased from the Company to the Trust in exchange for cash or an increase in the certificates of beneficial ownership in the Trust (the "Retained Certificates"). The remaining interest in the Trust which is not represented by the Retained Certificates is held by third-party investors. The Retained Certificates are effectively subordinated to the interests of such third-party investors, and are pledged to secure the SRPC Notes which were issued to finance the Uhlmans acquisition. The SRPC Notes are secured by, and paid solely from, the Retained Certificates issued to SRPC by the Trust.

         Since its inception, the Trust has issued $165.0 million of term certificates and a revolving certificate (collectively, the "Trust Certificates") to third parties representing undivided interests in the Trust. The Trust originally issued a $40.0 million revolving certificate under which the holder of the revolving certificate agreed to purchase interests in the Trust equal to the amount of accounts receivable in the Trust above the level required to support the term certificates up to a maximum of $40.0 million. As of November 1, 1997, the outstanding balance under the revolving certificate was $40.0 million. On December 3, 1997, the Trust, through SRPC, replaced the original revolving certificate with a new $75.0 million revolving certificate. Other than the borrowing limit, the terms of the new revolving certificate are essentially the same as those of the certificate it replaced.

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

         Prior to the Company's acquisition of CR Anthony, CR Anthony sold all of its private label credit card accounts receivable to a Retail Credit Services Agreement which was to expire on August 1, 1998. The Company terminated this agreement in exchange for the payment of a termination fee paid to Citicorp. Additionally, the Company repurchased all of the outstanding accounts receivable on the termination date (September 10, 1997) at their face value which approximated $35.1 million. The Company has incorporated these accounts receivable into the Accounts Receivable Program.

         Management believes that funds provided by operations, together with funds available under the New Credit Agreement and the Accounts Receivable Program will be adequate to meet the Company's anticipated requirements for working capital, interest payments, planned capital expenditures and principal payments on debt, including those requirements associated with the acquisition of CR Anthony. Estimates as to working capital needs and other expenditures may be materially affected if the foregoing sources are not available or do not otherwise provide sufficient funds to meet the Company's obligations.

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

         27    Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               STAGE STORES, INC.

December 15, 1997                              /s/ Carl E. Tooker
-----------------                              ---------------------------------
(Date)                                         Carl E. Tooker
                                               Chairman, President and
                                               Chief Executive Officer


December 15, 1997                              /s/ James A. Marcum
-----------------                              ---------------------------------
(Date)                                         James A. Marcum
                                               Executive Vice President,
                                               Chief Financial Officer


                                               SPECIALTY RETAILERS, INC.


December 15, 1997                              /s/ Carl E. Tooker
-----------------                              ---------------------------------
(Date)                                         Carl E. Tooker
                                               Chairman, President and
                                               Chief Executive Officer


December 15, 1997                              /s/ James A. Marcum
-----------------                              ---------------------------------
(Date)                                         James A. Marcum
                                               Executive Vice President,
                                               Chief Financial Officer


                                               SPECIALTY RETAILERS, INC. (NV)


December 15, 1997                              /s/ Carl E. Tooker
-----------------                              ---------------------------------
(Date)                                         Carl E. Tooker
                                               Chairman, President and
                                               Chief Executive Officer


December 15, 1997                              /s/ James A. Marcum
-----------------                              ---------------------------------
(Date)                                         James A. Marcum
                                               Executive Vice President,
                                               Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27                     Financial Data Schedule