Form 10-Q/A
period 1997-11-01
STAGE STORES INC
filed 1998-01-21
CIK 6885

================================================================================

                                   FORM 10-Q/A

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
                                                           =========           =========

                               STAGE STORES, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                    (in thousands, except earnings per share)
                                   (unaudited)


                                                      Three Months Ended                      Nine Months Ended
                                             ------------------------------------    -----------------------------------
                                             November 1, 1997    November 2, 1996    November 1, 1997   November 2, 1996
                                             ----------------    ----------------    ----------------   ----------------


Net sales ................................     $   274,269         $   182,562         $   703,918         $   528,489
Cost of sales and related buying,
  occupancy and distribution expenses ....         187,447             126,354             481,269             363,577
                                               -----------         -----------         -----------         -----------
Gross profit .............................          86,822              56,208             222,649             164,912

Selling, general and
  administrative expenses ................          69,089              43,071             163,752             121,504
Store opening and closure costs ..........           1,944                 795               2,848               1,096
                                               -----------         -----------         -----------         -----------
Operating income .........................          15,789              12,342              56,049              42,312

Interest expense, net ....................           9,767              12,795              28,158              36,849
                                               -----------         -----------         -----------         -----------

Income (loss) before income tax and
   extraordinary item ....................           6,022                (453)             27,891               5,463
Income tax expense (benefit) .............           2,349                (188)             10,878               2,208
                                               -----------         -----------         -----------         -----------
Income (loss) before extraordinary item ..           3,673                (265)             17,013               3,255
Extraordinary item -- early retirement
   of debt ...............................            (150)            (15,806)            (17,530)            (15,806)
                                               -----------         -----------         -----------         -----------
Net income (loss) ........................     $     3,523         $   (16,071)        $      (517)        $   (12,551)
                                               ===========         ===========         ===========         ===========



Earnings (loss) per common share data:

Earnings (loss) per common share before
   extraordinary item ...................      $      0.13         $     (0.02)        $      0.66         $      0.24
Extraordinary item -- early retirement
   of debt ..............................             --                 (1.12)              (0.68)              (1.19)
                                               -----------         -----------         -----------         -----------
Earnings (loss) per common share ........      $      0.13         $     (1.14)        $     (0.02)        $     (0.95)
                                               ===========         ===========         ===========         ===========

Weighted average common shares
   outstanding ..........................           28,113              14,091              25,782              13,231
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

         7. SRI is the primary obligor under the long-term indebtedness issued in connection with the Note Offering (see Note 4). Stage Stores and Specialty Retailers, Inc. (NV) (which was incorporated during June, 1997), a wholly-owned subsidiary of Stage Stores, are guarantors under such indebtedness. The consolidating condensed financial information for Stage Stores and its wholly-owned subsidiaries are presented below.

CONSOLIDATING CONDENSED BALANCE SHEET
FEBRUARY 1, 1997
(in thousands, unaudited)
--------------------------------------------------------------------------------


                                 Specialty       SRI                                          Stage                       Stage
                                 Retailers,   Receivables         SRI            SRI          Stores,                     Stores
                                    Inc.      Purchase Co.    Eliminations   Consolidated      Inc.     Eliminations   Consolidated
                                 --------------------------------------------------------------------------------------------------
           ASSETS
           ------
Cash and cash equivalents .....  $  18,270      $      --      $      --      $  18,270     $      16      $      --      $  18,286
Undivided interest in
   accounts receivable trust ..     (9,419)        90,091             --         80,672            --             --         80,672
Merchandise inventories, net ..    187,717             --             --        187,717            --             --        187,717
Prepaid expenses ..............     15,679             11             --         15,690            --             --         15,690
Other current assets ..........     27,165          5,632             --         32,797            --             --         32,797
                                 --------------------------------------------------------------------------------------------------
   Total current assets .......    239,412         95,734             --        335,146            16             --        335,162

Property, equipment and
   leasehold improvements,
   net ........................    111,189             --             --        111,189            --             --        111,189
Goodwill, net .................     47,173             --             --         47,173            --             --         47,173
Other assets ..................      8,308          7,451             --         15,759            --             --         15,759
Investment in subsidiaries ....     35,482             --        (35,482)            --        28,144        (28,144)            --
                                 --------------------------------------------------------------------------------------------------
                                 $ 441,564      $ 103,185      $ (35,482)     $ 509,267     $  28,160      $ (28,144)     $ 509,283
                                 ==================================================================================================

      LIABILITIES AND
    STOCKHOLDERS' EQUITY
    --------------------
Accounts payable ..............  $  54,336      $      --      $      --      $  54,336     $      --      $      --      $  54,336
Accrued interest ..............     12,410            498             --         12,908            --             --         12,908
Accrued expenses and other
   current liabilities ........     31,866            722             --         32,588           111             --         32,699
                                 --------------------------------------------------------------------------------------------------
   Total current liabilities ..     98,612          1,220             --         99,832           111             --         99,943

Long-term debt ................    268,453         30,000             --        298,453            --             --        298,453
Intercompany notes/advances ...     29,176         35,041             --         64,217       (64,217)            --             --
Other long-term liabilities ...     17,179          1,442             --         18,621            --             --         18,621
                                 --------------------------------------------------------------------------------------------------
   Total liabilities ..........    413,420         67,703             --        481,123       (64,106)            --        417,017
                                 --------------------------------------------------------------------------------------------------

Preferred stock ...............         --             --             --             --            --             --             --
Common stock ..................         --             --             --             --           220             --            220
Class B common stock ..........         --             --             --             --            13             --             13
Additional paid-in capital ....      3,317         29,726        (29,726)         3,317       169,811         (3,317)       169,811
Accumulated equity (deficit) ..     24,827          5,756         (5,756)        24,827       (77,778)       (24,827)       (77,778)
                                 --------------------------------------------------------------------------------------------------
   Stockholders' equity .......     28,144         35,482        (35,482)        28,144        92,266        (28,144)        92,266
                                 --------------------------------------------------------------------------------------------------
                                 $ 441,564      $ 103,185      $ (35,482)     $ 509,267     $  28,160      $ (28,144)     $ 509,283
                                 ==================================================================================================

CONSOLIDATING CONDENSED BALANCE SHEET
NOVEMBER 1, 1997
(in thousands, unaudited)
--------------------------------------------------------------------------------


                                    Specialty      SRI                                           Stage
                                    Retailers,    Receivables        SRI            SRI          Stores,
                                       Inc.       Purchase Co.   Eliminations   Consolidated      Inc.
                                    --------------------------------------------------------------------
           ASSETS
           ------
Cash and cash equivalents .....     $  15,258      $      --      $      --      $  15,258     $      16
Undivided interest in
   accounts receivable trust ..       (12,496)        76,927             --         64,431            --
Merchandise inventories, net ..       330,477             --             --        330,477            --
Prepaid expenses ..............        24,324            335             --         24,659            --
Other current assets ..........        39,240          8,171             --         47,411            --
                                    --------------------------------------------------------------------
   Total current assets .......       396,803         85,433             --        482,236            16

Property, equipment and
   leasehold improvements,
   net ........................       153,609             --             --        153,609            --
Goodwill, net .................        88,391             --             --         88,391            --
Other assets ..................        48,743          6,466             --         55,209            --
Investment in subsidiaries ....        40,711             --        (40,711)            --       185,320
                                    --------------------------------------------------------------------
                                    $ 728,257      $  91,899      $ (40,711)     $ 779,445     $ 185,336
                                    ====================================================================

      LIABILITIES AND
    STOCKHOLDERS' EQUITY
    --------------------
Accounts payable ..............     $ 105,893      $      --      $      --      $ 105,893     $      --
Accrued interest ..............        11,110          1,428             --         12,538            --
Accrued expenses and other
   current liabilities ........        57,457             95             --         57,552           193
                                    --------------------------------------------------------------------
   Total current liabilities ..       174,460          1,523             --        175,983           193

Long-term debt ................       368,207         30,000             --        398,207            --
Intercompany notes/advances ...       144,237         17,046             --        161,283          (104)
Other long-term liabilities ...        16,701          2,619             --         19,320            --
                                    --------------------------------------------------------------------
   Total liabilities ..........       703,605         51,188             --        754,793            89
                                    --------------------------------------------------------------------

Preferred stock ...............            --             --             --             --            --
Common stock ..................            --             --             --             --           265
Class B common stock ..........            --             --             --             --            13
Additional paid-in capital ....         3,316         32,970        (32,970)         3,316       263,264
Accumulated equity (deficit) ..        21,336          7,741         (7,741)        21,336       (78,295)
                                    --------------------------------------------------------------------
   Stockholders' equity .......        24,652         40,711        (40,711)        24,652       185,247
                                    --------------------------------------------------------------------
                                    $ 728,257      $  91,899      $ (40,711)     $ 779,445     $ 185,336
                                    ====================================================================

                                     Specialty                     Stage
                                     Retailers,                    Stores
                                     Inc. (NV)     Eliminations Consolidated
                                    ----------------------------------------
           ASSETS
           ------
Cash and cash equivalents .....     $      --      $      --      $  15,274
Undivided interest in .........            --             --         64,431
   accounts receivable trust
Merchandise inventories, net ..            --             --        330,477
Prepaid expenses ..............            --             --         24,659
Other current assets ..........            --             --         47,411
                                    ---------------------------------------
   Total current assets .......            --             --        482,252

Property, equipment and
   leasehold improvements,
   net ........................         1,098             --        154,707
Goodwill, net .................            --             --         88,391
Other assets ..................            --             --         55,209
Investment in subsidiaries ....            --       (185,320)            --
                                    ---------------------------------------
                                    $   1,098      $(185,320)     $ 780,559
                                    =======================================

      LIABILITIES AND
    STOCKHOLDERS' EQUITY
    --------------------
Accounts payable ..............     $      --      $      --      $ 105,893
Accrued interest ..............            --             --         12,538
Accrued expenses and other
   current liabilities ........         1,609             --         59,354
                                    ---------------------------------------
   Total current liabilities ..         1,609             --        177,785

Long-term debt ................            --             --        398,207
Intercompany notes/advances ...      (161,179)            --             --
Other long-term liabilities ...            --             --         19,320
                                    ---------------------------------------
   Total liabilities ..........      (159,570)            --        595,312
                                    ---------------------------------------


Preferred stock ...............            --             --             --
Common stock ..................            --             --            265
Class B common stock ..........            --             --             13
Additional paid-in capital ....       157,680       (160,996)       263,264
Accumulated equity (deficit) ..         2,988        (24,324)       (78,295)
                                    ---------------------------------------
   Stockholders' equity .......       160,668       (185,320)       185,247
                                    ---------------------------------------
                                    $   1,098      $(185,320)     $ 780,559
                                    =======================================

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
NINE MONTHS ENDED NOVEMBER 2, 1996
(in thousands, unaudited)
--------------------------------------------------------------------------------


                                  Specialty       SRI                                        Stage                      Stage
                                  Retailers,   Receivables       SRI              SRI        Stores,                    Stores
                                    Inc.       Purchase Co.  Eliminations    Consolidated     Inc.     Eliminations  Consolidated
                                 ------------------------------------------------------------------------------------------------
Net sales .....................  $ 528,489     $      --      $      --      $ 528,489      $    --      $      --     $ 528,489
Cost of sales and related
   buying, occupancy and
   distribution expenses ......    363,577            --             --        363,577           --             --       363,577
                                 -----------------------------------------------------------------------------------------------
Gross profit ..................    164,912            --             --        164,912           --                      164,912

Selling, general and
   administrative expenses ....    125,322        (3,832)            --        121,490           14             --       121,504
Store opening and closure
   costs ......................      1,096            --             --          1,096           --             --         1,096
                                 -----------------------------------------------------------------------------------------------
Operating income ..............     38,494         3,832             --         42,326          (14)            --        42,312

Interest expense, net .........     26,204          (304)            --         25,900       10,949             --        36,849
                                 -----------------------------------------------------------------------------------------------

Income (loss) before
   income taxes................     12,290         4,136             --         16,426      (10,963)            --         5,463
Income tax expense (benefit) ..      4,502         1,538             --          6,040       (3,832)            --         2,208
                                 -----------------------------------------------------------------------------------------------
Income (loss) before equity
   in net earnings of
   subsidiaries and
   extraordinary item .........      7,788         2,598             --         10,386       (7,131)            --         3,255
Equity in net earnings of
   subsidiaries ...............      2,598            --         (2,598)            --       (5,420)         5,420            --
                                 -----------------------------------------------------------------------------------------------
Income (loss) before
   extraordinary item .........     10,386         2,598         (2,598)        10,386      (12,551)         5,420         3,255
Extraordinary item - early
   retirement of debt .........    (15,806)           --             --        (15,806)          --             --       (15,806)
                                 -----------------------------------------------------------------------------------------------
Net income (loss) .............  $  (5,420)    $   2,598      $  (2,598)     $  (5,420)   $ (12,551)     $   5,420     $ (12,551)
                                 ===============================================================================================

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
NINE MONTHS ENDED NOVEMBER 1, 1997
(in thousands, unaudited)
--------------------------------------------------------------------------------


                                    Specialty        SRI                                        Stage
                                    Retailers,    Receivables        SRI          SRI           Stores,
                                       Inc.       Purchase Co.   Eliminations  Consolidated       Inc.
                                    ---------------------------------------------------------------------
Net sales .....................     $ 703,918      $      --      $      --      $ 703,918      $      --
Cost of sales and related
   buying, occupancy and
   distribution expenses ......       481,269             --             --        481,269             --
                                    ---------------------------------------------------------------------
Gross profit ..................       222,649             --             --        222,649             --

Selling, general and
   administrative expenses ....       175,563        (11,847)            --        163,716             19
Store opening and closure
   costs ......................         2,848             --             --          2,848             --
                                    ---------------------------------------------------------------------
Operating income ..............        44,238         11,847             --         56,085            (19)

Interest expense, net .........        24,086          8,684             --         32,770             --
                                    ---------------------------------------------------------------------

Income (loss) before
   income taxes ...............        20,152          3,163             --         23,315            (19)
Income tax expense (benefit) ..         8,099          1,177             --          9,276             (7)
                                    ---------------------------------------------------------------------
Income (loss) before equity
   in net earnings of
   subsidiaries and
   extraordinary item .........        12,053          1,986             --         14,039            (12)
Equity in net earnings of
   subsidiaries ...............         1,986             --         (1,986)            --           (505)
                                    ---------------------------------------------------------------------
Income (loss) before
   extraordinary item .........        14,039          1,986         (1,986)        14,039           (517)
Extraordinary item - early
   retirement of debt .........       (17,530)            --             --        (17,530)            --
                                    ---------------------------------------------------------------------
Net income (loss) .............     $  (3,491)     $   1,986      $  (1,986)     $  (3,491)     $    (517)
                                    =====================================================================

                                     Specialty                   Stage
                                     Retailers,                  Stores
                                     Inc. (NV)   Eliminations Consolidated
                                    --------------------------------------
Net sales .....................     $      --      $      --     $ 703,918
Cost of sales and related
   buying, occupancy and
   distribution expenses ......            --             --       481,269
                                    --------------------------------------
Gross profit ..................            --             --       222,649

Selling, general and
   administrative expenses ....            17             --       163,752
Store opening and closure
   costs ......................            --             --         2,848
                                    --------------------------------------
Operating income ..............           (17)            --        56,049

Interest expense, net .........        (4,612)            --        28,158
                                    --------------------------------------
Income (loss) before
   income taxes ...............         4,595             --        27,891
Income tax expense (benefit) ..         1,609             --        10,878
                                    --------------------------------------
Income (loss) before equity
   in net earnings of
   subsidiaries and
   extraordinary item .........         2,986             --        17,013
Equity in net earnings of
   subsidiaries ...............            --            505            --
                                    --------------------------------------
Income (loss) before
   extraordinary item .........         2,986            505        17,013
Extraordinary item - early
   retirement of debt .........            --             --       (17,530)
                                    --------------------------------------
Net income (loss) .............     $   2,986      $     505     $    (517)
                                    ======================================

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED NOVEMBER 2, 1996
(in thousands, unaudited)
--------------------------------------------------------------------------------


                                           Specialty         SRI                                      Stage
                                           Retailers,     Receivables      SRI            SRI         Stores,
                                              Inc.        Purchase Co. Eliminations   Consolidated      Inc.
                                          ---------------------------------------------------------------------
Cash flows from operating activities:
   Net cash provided by
   (used in) operating activities ...     $   3,006      $  (8,680)     $      --      $  (5,674)     $      --
                                          ---------------------------------------------------------------------

Cash flows from investing activities:
Acquisitions, net of cash acquired ..       (28,151)            --             --        (28,151)            --
Intercompany notes/advances .........            --             --             --             --       (161,672)
Additions to property, equipment and
   leasehold improvements ...........       (22,899)            --             --        (22,899)            --
Proceeds from the sales of
   accounts receivable, net .........       (10,792)        10,792             --             --             --
                                          ---------------------------------------------------------------------
   Net cash used in
   investing activities .............       (61,842)        10,792             --        (51,050)      (161,672)
                                          ---------------------------------------------------------------------

Cash flows from financing activities:
Proceeds from issuance of
   long-term debt ...................            --         30,000             --         30,000             --
Proceeds from issuance of
   common stock .....................            --             --             --             --        166,202
Payments on long-term debt ..........      (140,526)            --             --       (140,526)            --
Intercompany notes/advances .........       161,672             --             --        161,672             --
Redemption of common stock ..........            --             --             --             --            (32)
Additions to debt issue costs .......          (115)        (2,635)            --         (2,750)            --
Dividends paid to SRI ...............        29,477        (29,477)            --             --             --
                                          ---------------------------------------------------------------------
   Net cash provided by (used in)
   financing activities .............        50,508         (2,112)            --         48,396        166,170
                                          ---------------------------------------------------------------------

Net increase (decrease) in
   cash and cash equivalents ........        (8,328)            --             --         (8,328)         4,498

Cash and cash equivalents:
   Beginning of period ..............        20,264             --             --         20,264              9
                                          ---------------------------------------------------------------------
   End of period ....................     $  11,936      $      --      $      --      $  11,936      $   4,507
                                          =====================================================================

                                                          Stage
                                                          Stores
                                          Eliminations Consolidated
                                          -------------------------
Cash flows from operating activities:
   Net cash provided by (used in)
   operating activities .............     $      --      $  (5,674)
                                          ------------------------

Cash flows from investing activities:
Acquisitions, net of cash
   acquired .........................            --        (28,151)
Intercompany notes/advances .........       161,672             --
Additions to property, equipment and
   leasehold improvements ...........            --        (22,899)
Proceeds from the sales of
   accounts receivable, net .........            --             --
                                          ------------------------
   Net cash used in
   investing Activities .............       161,672        (51,050)
                                          ------------------------

Cash flows from financing activities:
Proceeds from issuance of
   long-term debt ...................            --         30,000
Proceeds from issuance of
   common stock .....................            --        166,202
Payments on long-term debt ..........            --       (140,526)
Intercompany notes/advances .........      (161,672)            --
Redemption of common stock ..........            --            (32)
Additions to debt issue costs .......            --         (2,750)
Dividends paid to SRI ...............            --             --
                                          ------------------------
   Net cash provided by (used in)
   financing activities .............      (161,672)        52,894
                                          ------------------------

Net increase (decrease) in
   cash and cash equivalents ........            --         (3,830)

Cash and cash equivalents:
   Beginning of period ..............            --         20,273
                                          ------------------------
   End of period ....................     $      --      $  16,443
                                          ========================

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED NOVEMBER 1, 1997
(in thousands, unaudited)
--------------------------------------------------------------------------------


                                              Specialty       SRI                                      Stage       Specialty
                                              Retailers,   Receivables      SRI          SRI           Stores,     Retailers,
                                                 Inc.      Purchase Co.  Eliminations Consolidated      Inc.       Inc. (NV)
                                              -------------------------------------------------------------------------------
Cash flows from operating activities:
   Net cash provided by
   (used in) operating activities .......     $    (439)     $ (13,613)     $  --     $ (14,052)     $      --      $      53
                                              -------------------------------------------------------------------------------

Cash flows from investing activities:
Acquisitions, net of cash acquired ......        (4,946)            --         --        (4,946)            --             --
Investment in subsidiaries ..............            --             --         --            --        (21,178)            --
Intercompany notes/advances .............        21,178             --         --        21,178             --        (21,178)
Additions to property, equipment and
   leasehold improvements ...............       (41,744)            --         --       (41,744)            --             --
Proceeds from the sales of
   accounts receivable, net .............       (13,683)        13,683         --            --             --             --
                                              -------------------------------------------------------------------------------
   Net cash used in investing activities.       (39,195)        13,683         --       (25,512)       (21,178)       (21,178)
                                              -------------------------------------------------------------------------------

Cash flows from financing activities:
Proceeds from working
   capital facility .....................        46,400             --         --        46,400             --             --
Proceeds from issuance of
   long-term debt .......................       299,720             --         --       299,720             --             --
Proceeds from issuance of common stock ..            --             --         --            --         21,178            (53)
Proceeds from capital contributions .....            --             --         --            --             --         21,178
Payments on long-term debt ..............      (297,161)            --         --      (297,161)            --             --
Additions to debt issue costs ...........       (12,337)           (70)        --       (12,407)            --             --
                                              -------------------------------------------------------------------------------
   Net cash provided by (used in)
   financing activities .................        36,622            (70)        --        36,552         21,178         21,125
                                              -------------------------------------------------------------------------------

Net decrease in cash and
   cash equivalents .....................        (3,012)            --         --        (3,012)            --             --

Cash and cash equivalents:
   Beginning of period ..................        18,270             --         --        18,270             16             --
                                              -------------------------------------------------------------------------------
   End of period ........................     $  15,258      $      --      $  --     $  15,258      $      16      $      --
                                              ===============================================================================

                                                              Stage
                                                              Stores
                                              Eliminations Consolidated
                                              -------------------------
Cash flows from operating activities:
   Net cash provided by
   (used in) operating
   activities ...........................     $      --      $ (13,999)
                                              ------------------------

Cash flows from investing activities:
Acquisitions, net of cash
   acquired .............................            --         (4,946)
Investment in subsidiaries ..............        21,178             --
Intercompany notes/advances .............            --             --
Additions to property,
   equipment and leasehold
   improvements .........................            --        (41,744)
Proceeds from the sales of
   accounts receivable, net .............            --             --
                                              ------------------------
   Net cash used in
   investing Activities .................        21,178        (46,690)
                                              ------------------------

Cash flows from financing activities:
Proceed from working
   capital facility .....................            --         46,400
Proceeds from issuance of
   long-term debt .......................            --        299,720
Proceeds from issuance of
   common stock .........................            --         21,125
Proceeds from capital
   contributions ........................       (21,178)            --
Payments on long-term debt ..............            --       (297,161)
Additions to debt issue
   costs ................................            --        (12,407)
                                              ------------------------
   Net cash provided by
   (used in)
   financing activities .................       (21,178)        57,677
                                              ------------------------

Net decrease in cash and
   cash equivalents .....................            --         (3,012)

Cash and cash equivalents:
   Beginning of period ..................            --         18,286
                                              ------------------------
   End of period ........................     $      --      $  15,274
                                              ========================

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

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         10.1 Series 1997-1 Supplement dated as of December 3, 1997 to Amended and Restated Pooling and Servicing Agreement dated as of August 11, 1995 and Amended on May 30, 1996 by and among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc. and Bankers Trust (Delaware) on behalf of the Series 1997-1 Certificateholders.


         27.1    Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               STAGE STORES, INC.

January 20, 1998                               /s/ Carl E. Tooker
----------------                               ---------------------------------
(Date)                                         Carl E. Tooker
                                               Chairman, President and
                                               Chief Executive Officer


January 20, 1998                              /s/ James A. Marcum
----------------                               ---------------------------------
(Date)                                         James A. Marcum
                                               Executive Vice President,
                                               Chief Financial Officer


                                               SPECIALTY RETAILERS, INC.


January 20, 1998                              /s/ Carl E. Tooker
----------------                               ---------------------------------
(Date)                                         Carl E. Tooker
                                               Chairman, President and
                                               Chief Executive Officer


January 20, 1998                              /s/ James A. Marcum
----------------                               ---------------------------------
(Date)                                         James A. Marcum
                                               Executive Vice President,
                                               Chief Financial Officer


                                               SPECIALTY RETAILERS, INC. (NV)


January 20, 1998                              /s/ Carl E. Tooker
----------------                               ---------------------------------
(Date)                                         Carl E. Tooker
                                               Chairman, President and
                                               Chief Executive Officer


January 20, 1998                              /s/ James A. Marcum
----------------                               ---------------------------------
(Date)                                         James A. Marcum
                                               Executive Vice President,
                                               Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

  10.1 Series 1997-1 Supplement dated as of December 3, 1997 to Amended and Restated Pooling and Servicing Agreement dated as of August 11, 1995 and Amended on May 30, 1996 by and among SRI Receivables Purchase Co., Inc.,
                         Specialty Retailers, Inc. and Bankers Trust (Delaware) on behalf of the Series 1997-1 Certificateholders.


  27.1                   Financial Data Schedule