Form 10-K
period 1998-01-31
STAGE STORES INC
filed 1998-04-22
CIK 6885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ______ TO ______

                           COMMISSION FILE NO. 000-21011

                                STAGE STORES, INC.
              (Exact name of registrant as specified in its charter)

               DELAWARE
    (State or other jurisdiction of                   76-0407711
    incorporation or organization)       (I.R.S. Employer Identifications No.)

   10201 Main Street, Houston, Texas
    (Address of principal executive                      77025
               offices)                               (Zip Code)


Registrant's telephone number, including area code: (800) 579-2302

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

                                            NAME OF EACH EXCHANGE ON WHICH
          TITLE OF EACH CLASS                          REGISTERED
          -------------------                          ----------
     COMMON STOCK ($0.01 PAR VALUE)             NEW YORK STOCK EXCHANGE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting common stock held by non-affiliates as of April 6, 1998 was $1,327,934,192.

At April 6, 1998, there were 26,557,339 shares of Common Stock and 1,250,584 shares of Class B Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 1998 (the "Proxy Statement") are incorporated by reference into
Part III.

                                    PART I

      REFERENCES TO A PARTICULAR YEAR ARE TO THE COMPANY'S FISCAL YEAR WHICH IS THE 52 OR 53 WEEK PERIOD ENDING ON THE SATURDAY CLOSEST TO JANUARY 31 OF THE FOLLOWING CALENDAR YEAR (E.G., A REFERENCE TO "1997" IS A REFERENCE TO THE FISCAL YEAR ENDED JANUARY 31, 1998).

ITEM 1.  BUSINESS

GENERAL

      Stage Stores, Inc. (the "Company" or "Stage Stores") operates the store of choice for well-known, national brand name family apparel in over 500 small towns and communities across the central United States. Stage Stores' history began in 1988 when the management of Palais Royal, together with a venture capital firm, acquired the family owned Bealls and Palais Royal chains which were originally founded in the 1920's. The Company has developed a unique franchise focused on small markets, differentiating itself from the competition by offering a broad range of merchandise with a high level of customer service in convenient locations.

      As a result of its small market focus, Stage Stores generally faces less competition for brand name apparel because consumers in small markets generally have only been able to shop for branded merchandise in distant regional malls. In those small markets where the Company does compete for brand name apparel sales, such competition generally comes from local retailers, small regional chains and, to a lesser extent, national department stores. The Company believes it has a competitive advantage over local retailers and smaller regional chains due to its: (i) economies of scale; (ii) strong vendor relationships; and (iii) proprietary credit card program. The Company believes it has a competitive advantage in small markets over national department stores due to its: (i) experience with smaller markets; (ii) ability to effectively manage merchandise assortments in a small store format; and (iii) established operating systems designed for efficient management within small markets. In addition, due to minimal merchandise overlap, Stage Stores generally does not directly compete for branded apparel sales with national discounters such as Wal-Mart.

      At January 31, 1998, the Company, through its wholly-owned subsidiary, Specialty Retailers, Inc. ("SRI"), operated 607 stores primarily through its "Stage", "Bealls" and "Palais Royal" trade names in twenty-four states throughout the central United States. Approximately 85% of these stores are located in small markets and communities with populations below 30,000. The Company's store format (averaging approximately 16,000 total selling square feet) and merchandising capabilities enable the Company to operate profitably in small markets. The remainder of the Company's stores operate in metropolitan areas, primarily in suburban Houston.

      The Company's merchandising strategy focuses on the traditionally higher margin categories of women's, men's and children's branded apparel, accessories and footwear. Merchandise mix may vary from store to store to accommodate differing demographic factors. The Company purchases merchandise from a vendor base of over two thousand vendors. Over 85% of 1997 sales consisted of branded merchandise, including nationally recognized brands such as Levi Strauss, Liz Claiborne, Chaps/Ralph Lauren, Calvin Klein, Guess, Hanes, Nike, Reebok and Haggar Apparel. Levi accounted for approximately 11% of the Company's 1997 retail purchases. No other vendor accounted for more than 6%. In addition, the Company, through its membership in Associated Merchandising Corporation ("AMC", a cooperative buying service), purchases imported merchandise for its private label program. The membership provides the Company with synergistic purchasing opportunities allowing it to augment its branded merchandise assortments. Private label merchandise purchased through AMC accounted for approximately 5% of the Company's total retail purchases for 1997.

      The Company offers a carefully edited but broad selection of moderately priced, branded merchandise which is divided into distinct departments as follows (percentages represent each department's contribution to Company sales):

                     Department         1997    1996
               ----------------------------------------
               Men's/Young Men........    20%     22%
               Misses Sportswear......    15      16
               Shoes..................    11       9
               Juniors................     9      12
               Accessories & Gifts....     9       9
               Children...............     9       9
               Intimate...............     5       5
               Special Sizes..........     5       5
               Cosmetics..............     5       5
               Misses Dresses.........     3       4
               Dresses & Suits........     3      --
               Boys...................     2       3
               Furs & Coats...........     2       1
               Activewear.............     2      --
                                       ----------------
                                         100%    100%
                                       ================

EMPLOYEES

      During 1997, the Company employed an average of 14,069 full and part-time employees at all of its locations, of which 1,731 were salaried and 12,338 were hourly. The Company's central office (which includes corporate, credit and distribution center offices) employed an average of 402 salaried and 939 hourly employees during 1997. In its stores during 1997, the Company employed an average of 1,329 salaried and 11,399 hourly employees. Such averages will vary during the year as the Company traditionally hires additional employees and increases the hours of part-time employees during peak seasonal selling periods. There are no collective bargaining agreements in effect with respect to any of the Company's employees. The Company believes that relationships with its employees are good.

ITEM 2.  PROPERTIES

      The Company's corporate headquarters is located in a one hundred thirty thousand square foot building in Houston, Texas. The Company leases the building and most of the land at its Houston facility. The Company owns its approximately 450,000 square foot distribution center and its credit department facility, both located in Jacksonville, Texas. The Jacksonville distribution center collateralizes the Company's Credit Facility (as defined herein). See Note 6 to the Consolidated Financial Statements.

At January 31, 1998, the Company operated 607 stores located in twenty-four states as follows:

                                            Number of
                                State        Stores
                                -----        ------
                           Alabama.........     2
                           Arizona.........     4
                           Arkansas........    26
                           California......     1
                           Colorado........     8
                           Illinois........    13
                           Indiana.........     9
                           Iowa............    14
                           Kansas..........    25
                           Louisiana.......    45
                           Michigan........     7
                           Minnesota.......     9
                           Mississippi.....     8
                           Missouri........    18
                           Montana.........    11
                           Nebraska........     6
                           New Mexico......    26
                           North Dakota....     2
                           Ohio............    26
                           Oklahoma........    71
                           South Dakota....     6
                           Texas...........   257
                           Wisconsin.......     2
                           Wyoming.........    11
                                            ---------
                           Total...........   607
                                            =========

Stores generally range in size from 4,200 to 55,000 square feet, with the average being 16,000 square feet. The Company's stores are primarily located in strip shopping centers. All store locations are leased except for three Bealls stores and one Stage store which are owned. The majority of leases provide for a base rent plus contingent rentals, generally based upon a percentage of net sales.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

      No matters were submitted to a vote of security holders during the quarter ended January 31, 1998.

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

      The Company's authorized common equity securities consist of par value $0.01 per share common stock ("Common Stock") and par value $0.01 per share Class B common stock ("Class B Common Stock"). Prior to April 16, 1998, the Common Stock was quoted on the NASDAQ National Market System under the symbol "STGE". Beginning April 16, 1998, the Company's Common Stock is quoted on the New York Stock Exchange under the symbol "SGE". As of April 6, 1998, (the date of record for Proxy Statement matters) there was one holder of Class B Common Stock and 253 holders of record of Common Stock. The following table sets forth, for the periods indicated, the high and low closing bid prices for the Common Stock as reported by the NASDAQ National Market System. The Common Stock commenced trading on October 25, 1996.

                                       Common Stock
                                          Prices
                                      ----------------
                                       High     Low
                                      -------  -------
  Quarter ended November 2, 1996.   $  19.25 $  18.25
  Quarter ended February 1, 1997.      20.50    17.38
  Quarter ended May 3, 1997......      24.50    17.25
  Quarter ended August 2, 1997...      29.19    19.25
  Quarter ended November 1, 1997.      43.38    28.88
  Quarter ended January 31, 1998.      43.13    32.25

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

ITEM 6.  SELECTED FINANCIAL DATA

      The following sets forth selected consolidated financial data for the periods indicated. The selected consolidated financial data were derived from the Company's Consolidated Financial Statements. Certain reclassifications of prior year data have been made to conform to the 1997 reporting format. These reclassifications had no impact on operating income or net income (loss) for the years presented. All dollar amounts are stated in thousands, except for per share and store data.

                                                                                      Fiscal Year
                                                   -------------------------------------------------------------------------------
                                                       1997              1996           1995(1)           1994              1993
                                                   -----------        ---------        ---------        ---------        ---------
STATEMENT OF OPERATIONS DATA:
 Net sales ..................................      $ 1,073,316        $ 776,550        $ 682,624        $ 581,463        $ 557,422
 Cost of sales and related buying,
   occupancy and distribution
   expenses .................................          730,179          532,563          468,347          398,659          384,843
                                                   -----------        ---------        ---------        ---------        ---------
 Gross profit ...............................          343,137          243,987          214,277          182,804          172,579
 Selling, general and
   administrative expenses ..................          240,011          172,579          149,102          126,200          115,008
 Store opening and closure costs ............            8,686            2,838            3,689            5,647              199
                                                   -----------        ---------        ---------        ---------        ---------
 Operating income (2) .......................           94,440           68,570           61,486           50,957           57,372
 Interest, net ..............................           38,277           45,954           43,989           40,010           36,377
                                                   -----------        ---------        ---------        ---------        ---------
 Income before income tax and
   extraordinary items ......................           56,163           22,616           17,497           10,947           20,995
 Income tax expense .........................           21,623            8,594            6,767            4,317            7,569
                                                   -----------        ---------        ---------        ---------        ---------
 Income before extraordinary items ..........           34,540           14,022           10,730            6,630           13,426

 Extraordinary items ........................          (18,295)         (16,081)            --               (308)         (16,208)
                                                   -----------        ---------        ---------        ---------        ---------
 Net income (loss) ..........................      $    16,245        $  (2,059)       $  10,730        $   6,322        $  (2,782)
                                                   ===========        =========        =========        =========        =========
 Basic earnings (loss) per
   common share (3) .........................      $      0.63        $   (0.13)       $    0.88        $    0.52        $   (0.23)
                                                   ===========        =========        =========        =========        =========
 Basic weighted average common
   shares outstanding .......................           25,808           15,394           12,255           12,224           12,204
                                                   ===========        =========        =========        =========        =========
 Diluted earnings (loss) per
   common share (3) .........................      $      0.61        $   (0.13)       $    0.86        $    0.52        $   (0.23)
                                                   ===========        =========        =========        =========        =========

 Diluted weighted average common
   shares outstanding .......................           26,483           15,927           12,483           12,146           12,095
                                                   ===========        =========        =========        =========        =========

MARGIN AND OTHER DATA:
 Gross profit margin ........................             32.0%            31.4%            31.4%            31.4%            31.0%
 Selling, general and
   administrative expense  rate .............             22.4%            22.2%            21.8%            21.7%            20.6%
 Operating income margin (2) ................              8.8%             8.8%             9.0%             8.8%            10.3%

STORE DATA: (4)
 Comparable store sales growth ..............              4.1%             3.3%             0.8%             4.1%             6.3%
 Net sales per selling area
   square foot ..............................      $       147        $     151        $     157        $     157        $     149
 Number of stores open at end of
   period ...................................              607              315              256              188              180

BALANCE SHEET DATA (AT END OF
   PERIOD):
 Working capital ............................      $   318,064        $ 235,219        $ 170,108        $ 148,229        $ 156,782
 Total assets ...............................          759,396          509,283          408,254          366,243          343,406
 Long-term debt .............................          395,248          298,453          380,039          349,775          347,468
 Stockholders' equity (deficit)(5) ..........          205,078           92,266          (72,314)         (81,193)         (87,727)

-----------------------------------
(1)   1995 includes 53 weeks.

(2) Operating income and operating income margin decreased during 1994 compared to 1993 due primarily to the impact of the implementation of the Company's accounts receivable securitization program (see Note 4 to the Company's Consolidated Financial Statements) combined with a $5.2 million provision associated with store closures.

(3) Historical per common share data reflects the impact of a .94727 for 1 reverse stock split of the common stock consummated concurrently with the initial public offering of the Company's common stock. Additionally, the Company adopted SFAS 128 (as defined herin) and Staff Accounting Bulletin No. 98 during 1997. All prior period per common share data have been restated to conform to the provisions of these statements.

(4) Comparable store sales growth and net sales per selling square foot for 1995 have been determined based on a comparable 52 week period.

(5) Stockholders' equity reflects extraordinary charges associated with refinancings of $18.3 million in 1997, $16.1 million in 1996 and $16.2 million in 1993 as well as a $74.8 million cash distribution to the Company's stockholders in 1993. Stockholders' equity at the end of 1996 reflects the impact of the initial public offering of the Company's common stock.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

      Certain items discussed or incorporated by reference herein contain forward-looking statements that involve risks and uncertainties including, but not limited to, the seasonality of demand for apparel which can be affected by weather patterns, levels of competition, competitors' marketing strategies, changes in fashion trends and availability of product and the failure to achieve the expected results of merchandising and marketing plans or store opening or closing plans. The occurrence of any of the above could have a material adverse impact on the Company's operating results. See "Risk Factors" below. Certain information herein contains estimates which represent management's best judgment as to the date hereof based on information currently available; however, the Company does not intend to update this information to reflect developments or information obtained after the date hereof and disclaims any legal obligation to the contrary.

GENERAL

      OVERVIEW. The Company operates the store of choice for well-known national brand name family apparel in over 500 small towns and communities across the central United States. The Company has recognized the high level of brand awareness in small markets and has identified these markets as a profitable and underserved niche. The Company has developed a unique franchise focused on these small markets, differentiating itself from the competition by offering a broad range of brand name merchandise with a high level of customer service in convenient locations.

      At January 31, 1998, the Company, through Specialty Retailers, Inc. ("SRI"), operated 607 stores primarily under its "Stage", "Bealls" and "Palais Royal" trade names in twenty-four states throughout the central United States. Approximately 85% of these stores are located in small markets and communities with populations below 30,000. The Company's store format (averaging approximately 16,000 total selling square feet) and merchandising capabilities enable the Company to operate profitably in small markets. The remainder of the Company's stores operate in metropolitan areas, primarily in suburban Houston.

      In recent years, the Company has undertaken several initiatives to realize the full potential of its unique franchise in small markets, including: (i) recruiting a new senior management team; (ii) embarking on a store expansion program to capitalize on available opportunities in new markets through new store openings and strategic acquisitions; (iii) continuing to refine the Company's retailing concept; and (iv) closing unprofitable stores. As a result of these initiatives, the lower operating costs of small market stores, and the benefits of economies of scale, the Company has among the highest operating income margins in the apparel retailing industry.

      SIGNIFICANT 1997 EVENTS. During the second quarter of 1997, the Company acquired C.R. Anthony Company ("CR Anthony") which operated 246 family apparel stores in small markets throughout the central and midwestern United States under the names "Anthony's" and "Anthony's Limited". The Company converted 130 of the acquired locations to the Company's format primarily under its "Stage" and "Bealls" trade names during the third and fourth quarters of 1997. As of March 31, 1998, the Company has converted an additional 69 CR Anthony stores to the Company's format and trade names and intends to convert the majority of the remaining CR Anthony stores during the Spring of 1998.

      CR Anthony's operating strategy was to offer brand name and private label apparel and footwear for the entire family at competitive prices. The stores acquired are located in sixteen states, with the highest concentrations in Texas, Oklahoma, Kansas and New Mexico. Approximately 87% of CR Anthony stores are located in small markets and communities with populations generally below 30,000 and its stores' format average approximately 12,000 square feet.

      The Company believes that the acquisition of CR Anthony is consistent with its growth strategy and provided an opportunity for the Company to accelerate its expansion program in existing markets and extend its presence in new markets. The Company believes that the acquisition is attractive because: (i) there is a relatively small number of markets in which the two companies directly overlap; (ii) a majority of the acquired stores are in markets which fit the Company's demographic profile; (iii) a majority of the acquired stores are comparable in size to the Company's stores in similar markets; and (iv) the acquired stores fit the Company's geographic requirements.

      The addition of the CR Anthony stores not only expands the geographic reach of the Company, but it is expected that there will be meaningful synergies between the Company and CR Anthony including: (i) central overhead cost savings;
(ii) CR Anthony revenue enhancement opportunities; and (iii) CR Anthony gross margin improvement opportunities. As of January 31, 1998, the consolidation of CR Anthony's general office functions into the Company was substantially complete.

      During the second quarter of 1997, the Company, through SRI, completed an offering of $300.0 million of long-term indebtedness consisting of $200.0 million in aggregate principal amount of 8 1/2% Senior Notes due 2005 (the "Senior Notes") and $100.0 million in aggregate principal amount of 9% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes" and collectively with the issuance of the Senior Notes, the "Note Offering"). The gross proceeds from the Note Offering of approximately $299.7 million were used to: (i) retire the Company's existing 10% Senior Notes due 2000 and 11% Senior Subordinated Notes due 2003; (ii) to pay related fees and expenses; and (iii) to pay a portion of the costs associated with the acquisition of CR Anthony. Concurrently with this transaction, the Company entered into a new credit facility (the "Credit Facility"). The Credit Facility provides for a $100.0 million working capital and letter of credit facility and a $100.0 million expansion facility. The Credit Facility replaced the Company's previous $75.0 million credit facility (the "Old Credit Facility"). See Note 3 to the Company's Consolidated Financial Statements.

      During the third quarter of 1997, the Company completed an offering of approximately 7.1 million shares of common stock at a price of $34 7/8 per share (the "Secondary Offering"). 6.4 million shares of this offering were secondary shares representing the shares owned by two venture capital firms. The remaining 650,000 shares were issued as primary shares, a result of an over-allotment provision. The shares sold by the Company resulted in net proceeds to the Company of approximately $20.7 million, which were used to reduce borrowings outstanding under the Company's Credit Facility.

      During the fourth quarter of 1997, the Company replaced the existing $40.0 million revolving certificate in its Accounts Receivable Trust (the "Old Revolving Certificate") with a new and more efficient asset backed commercial paper facility (the "Revolving Certificate"). The Revolving Certificate has an $82.5 million capacity at terms and rates more favorable than the Old Revolving Certificate. The larger facility will allow the Company to take advantage of the increase in accounts receivable in the Trust as a result of the acquisition of CR Anthony as well as to accommodate planned future growth. See Note 4 to the Company's Consolidated Financial Statements.

      The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements included elsewhere herein.

RESULTS OF OPERATIONS

      The following sets forth the results of operations as a percentage of sales for the periods indicated.

                                                     Fiscal Year
                                     ------------------------------------------
                                       1997     1996     1995     1994     1993
                                     ------   ------   ------   ------   ------
Net sales .........................   100.0%   100.0%   100.0%   100.0%   100.0%
Cost of sales and related
   buying, occupancy and
   distribution expenses ..........    68.0     68.6     68.6     68.6     69.0
                                     ------   ------   ------   ------   ------
Gross profit margin ...............    32.0     31.4     31.4     31.4     31.0
Selling, general and
   administrative expenses ........    22.4     22.2     21.8     21.7     20.6
Store opening and closure costs ...     0.8      0.4      0.6      0.9      0.1
                                     ------   ------   ------   ------   ------
Operating income margin ...........     8.8      8.8      9.0      8.8     10.3
Net interest expense ..............     3.6      5.9      6.4      6.9      6.5
                                     ======   ======   ======   ======   ======
Income before income tax
   and extraordinary item .........     5.2%     2.9%     2.6%     1.9%     3.8%
                                     ======   ======   ======   ======   ======

1997 COMPARED TO 1996

      Sales for 1997 increased 38.2% to $1,073.3 million from $776.6 million in 1996. The increase in sales was due primarily to a $61.5 million increase in sales from stores opened during 1997 and 1996 which are not included in comparable store sales, $204.8 million of sales from the recently acquired CR Anthony stores, as well as a 4.1% increase in comparable store sales. These increases were partially offset by the impact of closing nine stores during 1997. The increase in comparable store sales was due primarily to the strength in the Company's small market stores where comparable store sales increased 6.1%.

      Gross profit increased 40.6% to $343.1 million in 1997 from $244.0 million in 1996. Gross profit as a percentage of sales increased to 32.0% in 1997 from 31.4% in 1996. Gross profit for 1997 was favorably impacted by an increase in markup on merchandise sold relating to an improved mix of inventories and a lower markdown rate, the result of a continued focus and tight control over inventories as well as reduced shrinkage expense as a rate of sales.

      Selling, general and administrative expenses for 1997 increased 39.1% to $240.0 million from $172.6 million in 1996. As a percentage of sales, these expenses increased to 22.4% in 1997 from 22.2% in 1996 due to $5.6 million in duplicative costs associated with the acquisition of CR Anthony and a decrease in the service charge income associated with the Company's private label credit card program as a percentage of sales resulting from a planned increase in the liquidation rate in the portfolio as the Company focused on improving its collection efforts. This decrease in service charge income as a percentage of sales was partially offset by a reduction in bad debt expense as a percentage of sales from 2.8% in 1996 to 2.0% in 1997. Advertising expenses as a percentage of sales for 1997 and 1996 were 3.7% and 3.8%, respectively.

      Operating income for 1997 increased 37.6% to $94.4 million from $68.6 million for 1996 due to the factors discussed above. Operating income as a percentage of sales was 8.8% in 1997 and 1996.

      Net interest expense decreased 16.7% to $38.3 million in 1997 from $46.0 million in 1996. Net interest expense decreased due to the retirement of the Senior Discount Debentures in October 1996 in connection with the Company's initial public offering (the "Initial Stock Offering") partially offset by additional interest associated with the issuance of the $30.0 million in aggregate principal amount of 12.5% Trust Certificate-Backed Notes (the "SRPC Notes") during May 1996 and additional borrowings under the Company's Credit Facility as a result of the CR Anthony acquisition and new store growth. During the second quarter of 1997, the Company completed the Note Offering. As a result of the Note Offering, the Company's weighted average interest rate on its senior long-term debt decreased from 10.5% to 8.7%. This decrease in the weighted average interest rate was offset by the increased borrowing levels incurred in connection with the Note Offering.

      In connection with the Note Offering, the replacement of the Old Credit Facility, and the replacement of the Old Revolving Certificate, the Company recorded an extraordinary charge of $18.3 million, net of applicable income taxes of $11.5 million.

1996 COMPARED TO 1995

      Sales for 1996 increased 13.8% to $776.5 million from $682.6 million in 1995. The increase in sales was due primarily to a $88.0 million increase in sales from stores opened during 1996 and 1995, combined with a 3.3% increase in comparable store sales. Total sales for 1996 were not directly comparable to 1995 because 1995 had one additional selling week when compared to 1996. Eliminating the extra selling week from 1995 (approximately $10.0 million in sales), sales for 1996 increased 15.5%.

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

      Selling, general and administrative expenses for 1996 increased 15.8% to $172.6 million from $149.1 million in 1995. As a percentage of sales, these expenses increased to 22.2% in 1996 from 21.8% in 1995 due to: (i) the extra selling week in 1995 which had the impact of lowering the selling, general and administrative expense rate for 1995; (ii) duplicative costs associated with the acquisition of Uhlmans; and (iii) an increase in bad debt expense associated with the Company's proprietary credit card program, partially offset by an increase in service charge income as a result of higher late fees assessed on delinquent accounts. Bad debt expense as a percentage of sales in 1996 increased to 2.8% from 2.2% in 1995. The increase in bad debt expense was the result of a general rise in the level of personal bankruptcies in the Company's accounts receivable portfolio as well as the Company's adoption of higher late fees. Advertising expenses as a percentage of sales for 1996 and 1995 were 3.8% and 3.9%, respectively.

      Operating income for 1996 increased 11.5% to $68.6 million from $61.5 million for 1995 due to the factors discussed above. Operating income as a percentage of sales was 8.8% in 1996 as compared to 9.0% in 1995.

      Net interest expense increased 4.5% to $46.0 million in 1996 from $44.0 million in 1995. Net interest expense increased due to the issuance of the SRPC Notes and $18.3 million in aggregate principal amount of 11% Series D Senior Subordinated Notes due 2003 during August 1995. These increases were offset by decreased accretion of discount on the Senior Discount Debentures which were retired in October 1996 in connection with the Initial Stock Offering.

      In connection with the Initial Stock Offering and the replacement of an existing credit facility, the Company recorded an extraordinary charge of $16.1 million, net of applicable income taxes of $9.8 million.

SEASONALITY AND INFLATION

      The Company's business is seasonal and sales and profits traditionally are lower during the first nine months of the year (February through October) and higher during the last three months of the year (November through January). Working capital requirements fluctuate during the year and generally reach their highest levels during the third and fourth quarters.

                                              Fiscal Year 1997                                     Fiscal Year 1996
                              -------------------------------------------------  --------------------------------------------------
                                  Q1           Q2           Q3           Q4           Q1           Q2            Q3            Q4
                              -------------------------------------------------  --------------------------------------------------
Net sales ................    $191,512     $238,137     $274,269     $369,398     $163,177     $182,750     $ 182,562      $248,061
Gross profit .............      61,925       73,902       86,822      120,488       52,081       56,623        56,208        79,075
Operating income .........      20,524       19,736       15,789       38,391       16,045       13,925        12,342        26,258
Quarters' operating
 income as a percent of
 annual ..................          22%          21%          17%          40%          24%          20%           18%           38%
Income (loss) before
 extraordinary items .....       7,094        6,246        3,673       17,527        2,652          868          (265)       10,767

      The Company does not believe that inflation had a material effect on its results of operations during the past two years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

LIQUIDITY AND CAPITAL RESOURCES

      During the second quarter of 1996, the Company purchased Uhlmans for approximately $27.3 million, including acquisition costs and net of cash acquired. The Company, through SRI Receivables Purchase Co., Inc. ("SRPC"), issued $30.0 million in aggregate principal amount of SRPC Notes during May 1996, the proceeds of which were used to fund the Uhlmans acquisition. The SRPC Notes are secured by two certificates of beneficial ownership in a special purpose trust (the "Retained Certificates"). Interest on the SRPC Notes is payable semi-annually on June 15 and December 15 of each year. Amounts received by SRPC from the Retained Certificates are expected to provide a source of cash flows to pay the interest on the SRPC Notes. The scheduled amortization of principal will commence in December 2000 and is subject to the collection experience of the receivables underlying the Trust Certificates (as defined herein) at that time. The issuance of the SRPC Notes does not impact the ability of the Company to issue additional certificates to third-party investors under the Accounts Receivable Program.

      During the third quarter of 1996, the Company completed the Initial Stock Offering. The net proceeds from the Initial Stock Offering were approximately $165.7 million after deducting underwriting discounts and expenses related to the Initial Stock Offering. The net proceeds were primarily used to retire the Senior Discount Debentures. The remaining proceeds of approximately $26.5 million were used for general corporate purposes.

      During the second quarter of 1997, the Company completed the Note Offering. The gross proceeds from the issuance of these notes (approximately $299.7 million) were used to: (i) retire the Old Senior and Old Senior Subordinated Notes; (ii) to pay related fees and expenses; and (iii) to pay costs associated with the acquisition of CR Anthony. Concurrently with this transaction, the Company entered into the Credit Facility. The Credit Facility provides for a $100.0 million working capital and letter of credit facility and a $100.0 million expansion facility. The Credit Facility replaced the Company's previous $75.0 million credit facility.

      During the third quarter of 1997, the Company completed the Secondary Offering. As a result of the Secondary Offering, the Company issued 650,000 primary shares. These shares resulted in net proceeds to the Company of approximately $20.7 million, which were used to reduce borrowings outstanding under the Company's Credit Facility.

      The Company securitizes substantially all of its trade accounts receivables through SRPC, a wholly-owned special purpose entity. SRPC holds a retained interest in the securitization vehicle, a special purpose trust (the "Trust") which is represented by the Retained Certificates. The Company transfers, on a daily basis, substantially all of the accounts receivable generated from purchases by the holders of the Company's proprietary credit card to SRPC. SRPC is a separate limited-purpose subsidiary that is operated in a manner intended to ensure that its assets and liabilities are distinct from those of the Company and its other affiliates as SRPC's creditors have a claim on its assets prior to such assets becoming available to any creditor of the Company. SRPC transfers, on a daily basis, the accounts receivable purchased from the Company to the Trust in exchange for cash or an increase in the Retained Certificates. The remaining interest in the Trust is held by third-party investors which are represented by the Trust Certificates.

      Since its inception, the Trust has issued $165.0 million of term certificates and a revolving certificate (collectively, the "Trust Certificates") to third parties representing undivided interests in the Trust. Prior to the fourth quarter of 1997, the Old Revolving Certificate was held by a bank which agreed to purchase interest in the Trust equal to the amount of accounts receivable in the Trust above the level required to support the term certificates, up to a maximum of $40.0 million. During the fourth quarter of 1997, the Company replaced the Old Revolving Certificate with the Revolving Certificate. The Revolving Certificate has a capacity of $82.5 million. Amounts outstanding under the Revolving Certificate are funded by the issuance of commercial paper in the open market through a facility agent at various rates and maturities. If the commercial paper market is unavailable, amounts outstanding under the Revolving Certificate would be funded by a liquidity provider. The Revolving Certificate is a more efficient asset backed commercial facility which has terms and rates more favorable than the Old Revolving Certificate. The larger facility will allow the Company to take advantage of the increase in accounts receivable in the Trust as a result of the acquisition of CR Anthony as well as to accommodate planned future growth.

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

      Total working capital increased $82.9 million to $318.1 million at January 31, 1998 from $235.2 million at February 1, 1997, due primarily to the acquisition of CR Anthony.

      The Company's primary capital requirements are for working capital, debt service and capital expenditures. Based upon the current capital structure, management anticipates cash interest payments to be approximately $40.0 million during each of 1998 and 1999. Capital expenditures are generally for new store openings, remodeling of existing stores and facilities and customary store maintenance. Capital expenditures in 1997 were $64.9 million as compared to $26.1 million in 1996. Management expects capital expenditures to be approximately $65.0 million during 1998, consisting primarily of 40 new store openings, remodeling of existing stores, the conversion of the majority of the remaining CR Anthony stores to the Company's format and the implementation of a new merchandising system. Required aggregate principal payments on debt total $2.7 million and $4.9 million for 1998 and 1999, respectively.

      The Company's short-term liquidity needs are provided by: (i) existing cash balances; (ii) operating cash flows; (iii) the Accounts Receivable Program; and (iv) the Credit Facility. The Company expects to fund its long-term liquidity needs from its operating cash flows, the issuance of debt and/or equity securities, the securitization of its accounts receivable and bank borrowings.

      Management believes that funds provided by operations, together with funds available under the Credit Facility and the Accounts Receivable Program will be adequate to meet the Company's anticipated requirements for working capital, interest payments, planned capital expenditures and principal payments on debt. Estimates as to working capital needs and other expenditures may be materially affected if the foregoing sources are not available or do not otherwise provide sufficient funds to meet the Company's obligations.

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

      FUTURE GROWTH AND RECENT ACQUISITIONS; LIQUIDITY: Key components of the Company's growth strategy are to (i) continue to identify and acquire new store locations where the Company believes it can operate profitably and (ii) identify and consummate strategic acquisitions. Such expansions and acquisitions could be material in size and cost. The Company's ability to achieve its expansion plans is dependent upon many factors, including the availability and permissibility under restrictive covenants of financing, general and market specific economic conditions, the identification of suitable markets, the availability and leasing of suitable sites on acceptable terms, the hiring, training and retention of qualified management and other store personnel and the integration of new stores into the Company's information systems and operations. As a result, there can be no assurance that the Company will be able to achieve its targets for opening new stores (including acquisitions) or that such new stores will operate profitably when opened or acquired.

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

      DEPENDENCE ON KEY PERSONNEL: The success of the Company depends to a large extent on its executive management team, including the Company's Chairman and Chief Executive Officer, Carl Tooker. Although the Company has entered into employment agreements with each of the Company's executive officers, it is possible that members of executive management may leave the Company, and such departures could have a material adverse effect on the Company's business and financial condition. The Company does not maintain key-man life insurance on any of its executive officers.

      CONSUMER CREDIT RISKS - PRIVATE LABEL CREDIT CARD PORTFOLIO: Sales under the Company's private label credit card program represent a significant portion of the Company's business. In recent years, some retailers have experienced substantial increases in the rate of charge-offs in their credit card portfolios. Although the Company did not experience this trend in 1997, any significant deterioration in the quality of the Company's accounts receivable portfolio or any adverse changes in laws regulating the granting or servicing of credit (including late fees and the finance charge applied to outstanding balances) could have a material adverse effect on the Company's business and financial condition.

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

      INTEREST RATE RISK: Although the Company is protected to a certain extent by interest rate caps, investors in the receivables-backed certificates of the Trust receive interest payments on such certificates based on a floating rate. In addition, borrowings under the New Credit Facility bear a floating rate of interest. If market rates of interest increase, the Company's operating results could be materially adversely affected. See "Liquidity and Capital Resources."

      YEAR 2000 INFRASTRUCTURE: The Company is currently in the process of finalizing its evaluation of its information technology infrastructure for its Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. The Company has limited information concerning the Year 2000 compliance status of its suppliers. In the event that the Company or any of its significant suppliers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See "Index to Financial Statements and Schedules" included on page 19 for information required under this Item 8.

ITEM 9.  CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
            FINANCIAL DISCLOSURE
      None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table lists the names, ages and all positions held by the directors and executive officers of Stage Stores as of April 1, 1998:

       NAME          AGE                         POSITION
--------------------------- ---------------------------------------------------
Carl Tooker           50    Chairman, Chief Executive Officer and President
James Marcum          38    Director, Vice Chairman and Chief Financial Officer
Harry Brown           51    Vice Chairman and Chief Merchandising Officer
Stephen Lovell        42    Vice Chairman and Chief Field Operations Officer
Ron Lucas             50    Executive Vice President, Human Resources
Harold Compton        50    Director
Robert Huth           52    Director
Richard Jolosky       63    Director
Jack Bush             63    Director
David Thomas          48    Director
John Wiesner          60    Director

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

      Mr. Brown joined the Company on August 4, 1997 as Executive Vice President and Chief Merchandising Officer and was promoted to Vice Chairman on March 5, 1998. Prior to joining the Company, Mr. Brown was the Executive Vice President for Merchandising, Planning and Marketing at Office Depot in Del Ray Beach, Florida since 1995. Mr. Brown served as the Executive Vice President, General Merchandise Manager over all apparel, accessories and cosmetics at Marshall's from 1990 to 1995, and as Sr. Vice President of Merchandising for both men's and women's apparel at Macy's, a division of Federated Department Stores, Inc., from 1978 to 1990.

      Mr. Marcum joined the Company in June 1995 as Executive Vice President and Chief Financial Officer, was elected to the Board on August 20, 1997 and was promoted to Vice Chairman and Chief Financial Officer on March 5, 1998. Prior to joining the Company, Mr. Marcum held various positions at the Melville Corporation where he was employed since 1983. Mr. Marcum served as Treasurer of Melville Corporation from 1986 to 1989, Vice President and Controller of Marshalls, Inc., a division of the Melville Corporation, from 1989 to 1990 and from 1990 to 1995 as Senior Vice President and Chief Financial Officer of Marshalls, Inc. From 1980 to 1983, Mr. Marcum was employed at Coopers and Lybrand L.L.P.

      Mr. Lovell joined the Company in June 1995 as Executive Vice President and Director of Stores and was promoted to Vice Chairman on March 5, 1998. Before joining the Company, Mr. Lovell served in various positions at Hit or Miss, a division of TJX Companies, where he was employed since 1980 and where he served since January 1987 as Senior Vice President and Director of Stores.

      Mr. Lucas joined the Company in July 1995 as Senior Vice President, Human Resources and was promoted to Executive Vice President on March 5, 1998. Between 1987 and 1995, Mr. Lucas served as Vice President,

Human Resources at two different divisions of Limited, Inc., the Limited Stores Division and Lane Bryant. Previously, he spent seventeen years at the Venture Stores Division of May Co. where from 1985 to 1987 he was Vice President, Organization Development.

      Mr. Compton has been a Director since March 1997. Mr. Compton is also Executive Vice President and Chief Operating Officer of CompUSA, Inc. where he has served since January 1995. Mr. Compton is also President of CompUSA Stores. Previously, he served as Executive Vice President-Operations from August 1994 to January 1995. Prior to joining CompUSA, Inc., Mr. Compton served as President and Chief Operating Officer of Central Electric Inc. from December 1993 to August 1994. Previously, Mr. Compton served as Executive Vice President-Operations & Human Resources of HomeBase, Inc. from 1989 to 1993. Mr. Compton is a director of Linens `N Things, Inc. and Jumbo Sports.

      Mr. Huth has been a Director since March 1997. Mr. Huth is also Director, President and Chief Operating Officer of David's Bridal where he has served since 1995. Prior to joining David's Bridal, Mr. Huth was employed by Melville Corporation from 1987 to 1995, where he served as Director, Executive Vice President and Chief Financial Officer.

      Mr. Jolosky has been a Director since March 1997. Mr. Jolosky is also Director and President of Payless ShoeSource, Inc. where he has served since 1996. Mr. Jolosky previously served as President and Chief Executive Officer of Silverman Jewelry Company from 1995 to 1996 and as Chief Executive Officer of the Richard Allen Company from 1992 to 1995.

      Mr. Bush has been a Director since December 1997. Mr. Bush is also President of Raintree Partners, Inc., a management consulting firm where he has served since 1995, as well as Chairman of Carolina Art & Frame Company, Chief Concept Officer of Artistree Art, Frame and Design Company, Chairman, Director and Chief Executive Officer of Jumbo Sports, Director of Bradlees Stores and Vice-Chairman of the Strategic Board of Directors of the College of Business and Public Administration at the University of Missouri. From 1991 to August 1995, he was President and Director of Michaels Stores, Inc.

      Mr. Thomas has been a Director since September 1997. Mr. Thomas has been a Managing Director of Citicorp Venture Capital, Ltd. for more than five years and a Vice President of Court Square Capital Limited previous to that. Mr. Thomas is a director of Lifestyle Furnishings International Ltd., Galey & Lord, Inc., Anvil Knitwear, Inc., Davco Restaurants Inc. and a number of private companies.

      Mr. Wiesner has been a Director since July 1997 and currently serves as a consultant to the Company through April 1998. Prior to joining the Company, Mr. Wiesner held varying positions at CR Anthony, including Chairman of the Board, Chief Executive Officer from 1987 to 1997, and President from 1987 to 1990 and 1992 to 1995. Mr. Wiesner is also currently a director of Lamont Apparel, Inc. and Elder Beerman, Inc.

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

                        STAGE STORES, INC.

                        /s/ CARL TOOKER                         April 17, 1998
                        Carl Tooker
                        Chairman, Chief Executive Officer and President

                        STAGE STORES, INC.

                        /s/ JAMES MARCUM                        April 17, 1998
                        James Marcum
                        Vice Chairman and Chief Financial Officer (principal
                         financial and accounting officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ CARL TOOKER               Chairman of the Board             April 17, 1998
Carl Tooker                   of Directors


/s/ JAMES MARCUM              Director                          April 17, 1998
James Marcum


/s/ JACK BUSH                 Director                          April 17, 1998
Jack Bush

/s/ ROBERT HUTH               Director                          April 17, 1998
Robert Huth

/s/ JOHN WIESNER              Director                          April 17, 1998
John Wiesner

                 INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
FINANCIAL STATEMENTS

Report of Independent Accountants.................................         F-1
Consolidated Balance Sheet at January 31, 1998 and February 1, 1997        F-2
Consolidated Statement of Operations for 1997, 1996 and 1995......         F-3
Consolidated Statement of Cash Flows for 1997, 1996 and 1995......         F-4
Consolidated Statement of Stockholders' Equity for 1997, 1996 and 1995     F-6
Notes to Consolidated Financial Statements........................         F-7

SCHEDULES

     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                              REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Stage Stores, Inc.

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Stage Stores, Inc. and its subsidiaries at January 31, 1998 and February 1, 1997, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Houston, Texas
March 12, 1998

                               STAGE STORES, INC.
                           CONSOLIDATED BALANCE SHEET

                        (in thousands, except par values)

                                                      January 31,  February 1,
                                                         1998        1997
                                                       ---------   ---------
                      ASSETS

Cash and cash equivalents ........................... $  23,315   $  18,286
Undivided interest in accounts receivable trust .....    61,211      80,672
Merchandise inventories, net ........................   303,115     187,717
Prepaid expenses ....................................    20,417      15,690
Other current assets ................................    57,788      32,797
                                                      ---------   ---------
      Total current assets ..........................   465,846     335,162

Property, equipment and leasehold improvements, net .   171,654     111,189
Goodwill, net .......................................    95,486      47,173
Other assets ........................................    26,410      15,759
                                                      ---------   ---------
      Total assets .................................. $ 759,396   $ 509,283
                                                      =========   =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable .................................... $  91,799   $  54,336
Accrued interest ....................................     2,044      12,908
Accrued expenses and other current liabilities ......    53,939      32,699
                                                      ---------   ---------
      Total current liabilities .....................   147,782      99,943

Long-term debt including credit facilities ..........   395,248     298,453
Other long-term liabilities .........................    11,288      18,621
                                                      ---------   ---------
      Total liabilities .............................   554,318     417,017
                                                      ---------   ---------
Preferred stock, par value $1.00, non-voting,
  3 shares authorized, no shares
  issued or outstanding .............................      --          --
Common stock, par value $0.01, 75,000 shares
  authorized, 26,500 and 22,033 shares
  issued and outstanding, respectively ..............       265         220
Class B common stock, par value $0.01, non-voting,
  3,000 shares authorized, 1,250 shares
  issued and outstanding ............................        13          13
Additional paid-in capital ..........................   264,679     169,811
Accumulated deficit .................................   (59,879)    (77,778)
                                                      ---------   ---------
   Stockholders' equity .............................   205,078      92,266
                                                      ---------   ---------
Commitments and contingencies .......................      --          --
                                                      ---------   ---------
   Total liabilities and stockholders' equity ....... $ 759,396   $ 509,283
                                                      =========   =========

         The accompanying notes are an integral part of this statement.

                               STAGE STORES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except earnings per share)

                                                          Fiscal Year
                                           -------------------------------------
                                                  1997       1996       1995
                                           -------------  ----------  ----------
Net sales .................................  $ 1,073,316   $ 776,550   $682,624
Cost of sales and related buying,
  occupancy and distribution expenses .....      730,179     532,563    468,347
                                             -----------   ---------   --------
Gross profit ..............................      343,137     243,987    214,277

Selling, general and administrative expenses     240,011     172,579    149,102
Store opening and closure costs ...........        8,686       2,838      3,689
                                             -----------   ---------   --------
Operating income ..........................       94,440      68,570     61,486
Interest, net .............................       38,277      45,954     43,989
                                             -----------   ---------   --------
Income before income tax and
   extraordinary items ....................       56,163      22,616     17,497
Income tax expense ........................       21,623       8,594      6,767
                                             -----------   ---------   --------
Income before extraordinary items .........       34,540      14,022     10,730
Extraordinary items -- early retirement
   of debt ................................      (18,295)    (16,081)      --
                                             ===========   =========   ========
Net income (loss) .........................  $    16,245   $  (2,059)  $ 10,730
                                             ===========   =========   ========

BASIC EARNINGS (LOSS) PER COMMON SHARE DATA:

Basic earnings per common share before
   extraordinary items ....................  $      1.34   $    0.91   $   0.88
Extraordinary items -- early retirement
   of debt ................................        (0.71)      (1.04)      --
                                             -----------   ---------   --------
Basic earnings (loss) per common share ....  $      0.63   $   (0.13)  $   0.88
                                             ===========   =========   ========
Basic weighted average common shares
   outstanding ............................       25,808      15,394     12,255
                                             ===========   =========   ========

DILUTED EARNINGS (LOSS) PER COMMON SHARE DATA:

Diluted earnings per common share before
   extraordinary items ....................  $      1.30   $    0.88   $   0.86
Extraordinary items -- early retirement
   of debt ................................        (0.69)      (1.01)      --
                                             -----------   ---------   --------
Diluted earnings (loss) per common share ..  $      0.61   $   (0.13)  $   0.86
                                             ===========   =========   ========
Diluted weighted average common shares
   outstanding ............................       26,483      15,927     12,483
                                             ===========   =========   ========

         The accompanying notes are an integral part of this statement.

                               STAGE STORES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                  FISCAL YEAR
                                                      ---------------------------------
                                                          1997       1996        1995
                                                       ---------   ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .................................. $  16,245   $  (2,059)  $ 10,730
                                                       ---------   ---------   --------
  Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
    Depreciation and amortization ....................    19,828      14,181     12,816
    Deferred income taxes ............................    27,438      15,650     (4,065)
    Accretion of discount ............................     1,231      11,097     13,940
    Amortization of debt issue costs .................     2,274       2,104      1,860
    Issuance of long-term debt in lieu of interest
      payment ........................................      --          --          147
    Loss on early retirement of debt .................    18,295      16,081       --
    Changes in operating assets and liabilities:
      Decrease (increase) in undivided interest in
        accounts receivable trust ....................    22,777     (18,815)     7,885
      Increase in merchandise inventories ............   (76,451)    (28,199)   (31,650)
      Increase in other assets .......................   (26,970)     (3,339)    (6,611)
      Increase (decrease) in accounts payable
        and accrued liabilities ......................    14,167      (6,614)     1,202
                                                       ---------   ---------   --------
        Total adjustments ............................     2,589       2,146     (4,476)
                                                       ---------   ---------   --------
      Net cash provided by operating activities ......    18,834          87      6,254
                                                       ---------   ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in restricted investments .................      --          --         (100)
  Acquisitions, net of cash acquired .................    (4,946)    (27,346)    (1,167)
  Additions to property, equipment and
     leasehold improvements ..........................   (64,859)    (26,096)   (28,638)
                                                       ---------   ---------   --------
      Net cash used in investing activities ..........   (69,805)    (53,442)   (29,905)
                                                       ---------   ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from:
   Credit facilities .................................    45,700        --         --
   Long-term debt ....................................   299,718      30,000     16,458
   Common stock ......................................    22,522     165,969         68
 Payments on:
   Long-term debt ....................................  (299,533)   (140,677)      (266)
   Redemption of common stock ........................      --           (46)      (122)
   Additions to debt issue costs .....................   (12,407)     (3,878)      (807)
                                                       ---------   ---------   --------
      Net cash provided by financing activities ......    56,000      51,368     15,331
                                                       ---------   ---------   --------
  Net increase (decrease) in cash and cash equivalents     5,029      (1,987)    (8,320)

  Cash and cash equivalents:
    Beginning of year ................................    18,286      20,273     28,593
                                                       ---------   ---------   --------
    End of year ...................................... $  23,315   $  18,286   $ 20,273
                                                       =========   =========   ========

         The accompanying notes are an integral part of this statement.

                               STAGE STORES, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                 (in thousands)

                                                           FISCAL YEAR
                                                 ------------------------------
                                                    1997       1996       1995
                                                 ---------   --------   -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Interest paid ...............................  $  45,988   $  32,094  $27,845
                                                 =========   =========  ========
  Income taxes paid (refunded) ................  $ (14,436)  $   6,988  $ 5,939
                                                 =========   =========  ========

 SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

        In connection with various acquisitions, liabilities were assumed as follows:

                                                           FISCAL YEAR
                                                 ------------------------------
                                                    1997       1996       1995
                                                 ---------   --------   -------
Fair value allocated to assets acquired .......  $ 120,665   $ 35,001   $ 1,702
Cash paid for assets acquired, including
  acquisition expenses ........................     (4,946)   (27,346)   (1,167)
Value of Common Stock exchanged ...............    (72,284)      --        --
Purchase price payable at closing .............       --         --        (393)
                                                 ---------   --------   -------
Liabilities assumed ...........................  $  43,435   $  7,655   $   142
                                                 =========   ========   =======

         The accompanying notes are an integral part of this statement.

                               STAGE STORES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                 (in thousands)

                                                                 Common Stock
                                                     -----------------------------------------
                                                                                  Class B
                                                                           -------------------
                                                                                               Additional
                                                        Shares               Shares              Paid-in      Accumulated
                                                     Outstanding  Amount   Outstanding  Amount   Capital        Deficit      Total
                                                     -----------  ------   -----------  ------   -------    -------------  ---------
Balance, January 28, 1995 .........................     10,781     $107      1,391      $ 14    $   3,572     $(84,886)  $ (81,193)
Net income ........................................       --        --        --         --          --         10,730      10,730
Vested compensatory stock options .................       --        --        --         --           284         --           284
Issuance of stock .................................        115        2       --         --            66         --            68
Adjustment for minimum pension liability ..........       --        --        --         --          --         (2,081)     (2,081)
Retirement of stock ...............................        (30)     --        --         --          (122)        --          (122)
                                                       -------     ----     ------      ----    ---------     --------   ---------
Balance, February 3, 1996 .........................     10,866      109      1,391        14        3,800      (76,237)    (72,314)
Net loss ..........................................       --        --        --         --          --         (2,059)     (2,059)
Vested compensatory stock options .................       --        --        --         --           198         --           198
Issuance of stock .................................     11,032      110       --         --       165,859         --       165,969
Conversion of Class B common stock ................        141        1       (141)       (1)        --           --          --
Adjustment for minimum pension liability ..........       --        --        --         --          --            518         518
Retirement of stock ...............................         (6)     --        --         --           (46)        --           (46)
                                                       -------     ----     ------      ----    ---------     --------   ---------
Balance, February 1, 1997 .........................     22,033      220      1,250        13      169,811      (77,778)     92,266
Net income ........................................       --        --        --         --          --         16,245      16,245
Vested compensatory stock options .................       --        --        --         --           107         --           107
Issuance of stock .................................      4,467       45       --         --        94,761         --        94,806
Adjustment for minimum pension liability ..........       --        --        --         --          --          1,654       1,654
                                                       -------     ----     ------      ----    ---------     --------   ---------
Balance, January 31, 1998 .........................     26,500     $265      1,250      $ 13    $ 264,679     $(59,879)  $ 205,078
                                                       =======     ====     ======      ====    =========     ========   =========

         The accompanying notes are an integral part of this statement.

                               STAGE STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

        DESCRIPTION OF BUSINESS: Stage Stores, Inc. ("Stage Stores" or the "Company"), through its wholly-owned subsidiary, Specialty Retailers, Inc. ("SRI"), operates family apparel stores primarily under the names "Bealls", "Palais Royal" and "Stage" offering branded fashion apparel and accessories for women, men and children. As of January 31, 1998, the Company operated 607 stores in twenty-four states located throughout the central United States.

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

        ACCOUNTS RECEIVABLE SECURITIZATION: The Company securitizes substantially all of its trade accounts receivable through a wholly-owned special purpose entity, SRI Receivables Purchase Co., Inc. ("SRPC"). SRPC holds a retained interest in the securitization vehicle, a special purpose trust (the "Trust"), which is represented by two certificates of beneficial ownership in the Trust (the "Retained Certificates"). The Company accounts for the Retained Certificates in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Under SFAS 115, the Retained Certificates are accounted for as investments in debt securities and classified as trading securities. Accordingly, the Retained Certificates are recorded at fair value in the accompanying balance sheet with any change in fair value reflected currently in income.

        MERCHANDISE INVENTORIES: The Company states its merchandise inventories at the lower of cost or market based upon the retail method of accounting, cost being determined using the last-in, first-out ("LIFO") method as compared to the first-in, first-out ("FIFO") method. Market is estimated on a pool-by-pool basis. The Company believes that the LIFO method, which charges the most recent merchandise costs to the results of current operations, provides a better matching of current costs with current revenues in the determination of operating results. If the FIFO method had been used, inventories at January 31, 1998 and February 1, 1997 would have been lower by $7.6 million and $5.3 million, respectively.

        PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS: Property, equipment and leasehold improvements are stated at cost and depreciated over their estimated useful lives using the straight-line method. The estimated useful lives of leasehold improvements do not exceed the term of the related lease, including renewal options. The estimated useful lives in years are as follows:

                      Buildings..................................  20-25
                      Store and office fixtures and equipment....   7-12
                      Warehouse equipment........................   5-15
                      Leasehold improvements.....................   5-50

        INCOME TAXES: The provision for income taxes is computed based on the pretax income included in the Consolidated Statement of Operations. The asset and liability approach is used to recognize deferred tax liabilities and

                               STAGE STORES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

assets for the expected future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and the tax basis of assets and liabilities.

        DEBT ISSUE COSTS: Debt issue costs are accounted for as a deferred charge and amortized on a straight-line basis over the term of the related issue. Amortization of debt issue costs were $2.3 million, $2.1 million and $1.9 million for 1997, 1996 and 1995, respectively.

        GOODWILL AND OTHER INTANGIBLES: The Company amortizes goodwill and intangible assets on a straight-line basis over the estimated future periods benefited, not to exceed forty years. Amortization periods for goodwill and other intangibles associated with acquisitions are currently five to forty years. Each year, the Company evaluates the remaining useful life associated with goodwill based upon, among other things, historical and expected long-term results of operations. Accumulated amortization of goodwill was $7.4 million and $5.4 million at January 31, 1998 and February 1, 1997, respectively.

        STORE PRE-OPENING EXPENSES: Pre-opening expenses of new stores are charged to operations in the year the store opens.

        ADVERTISING EXPENSES: Advertising costs are charged to operations when the related advertising first takes place. Advertising costs were $39.5 million, $29.7 million and $25.9 million for 1997, 1996 and 1995, respectively. Prepaid advertising costs were $3.6 million and $1.2 million at January 31, 1998 and February 1, 1997, respectively.

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

        IMPAIRMENT OF ASSETS: The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company has not identified any such impairment losses.

        EARNINGS PER SHARE: The Company adopted Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS 128") during the fourth quarter of 1997. SFAS 128 requires the Company to report both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares as well as all potentially dilutive common shares outstanding. Stock options and restricted stock are the only potentially dilutive shares the Company has outstanding for the periods presented. All prior years' earnings per share data in the accompanying Consolidated Financial Statements have been restated to reflect the provisions of SFAS 128. Prior to the initial public offering of the Company's common stock (see Note 3), the fair value of the Company's common stock was determined in good faith by the Board of Directors based upon the Company's historical and projected financial performance.

        STOCK SPLIT: Share and per share amounts for all periods presented reflect the impact of a .94727 for 1 reverse stock split of the Company's common stock consummated concurrently with the Company's initial public offering in October 1996.

        RECLASSIFICATIONS: The accompanying Consolidated Financial Statements include reclassifications from financial statements issued in previous years.

NOTE 2 - C. R. ANTHONY COMPANY ACQUISITION

        During June 1997, the Company acquired C.R. Anthony Company ("CR Anthony") which operated 246 family apparel stores in small markets throughout the central and midwestern United States under the names "Anthony's" and "Anthony's Limited". The Company issued 3,607,044 shares in exchange for the outstanding common stock of CR Anthony. The purchase price for CR Anthony (including the common stock issued by the Company) was approximately $77.2 million, including acquisition costs and net of cash acquired. CR Anthony had net sales of $288.4 million and net income of $4.8 million for the year ended February 1, 1997.

        The following unaudited pro forma information gives effect to the acquisition of CR Anthony as if the transaction had occurred at the beginning of the periods presented (in thousands, except per common share data):

                                                   Fiscal 1997    Fiscal 1996
                                                   ------------   ------------
                                                           (unaudited)
   Net sales..................................     $1,181,816     $1,064,942
                                                   ============   ============
   Income before extraordinary items..........     $   33,482     $   24,334
                                                   ============   ============
   Net income ................................     $   15,187     $    8,253
                                                   ============   ============
   Basic earnings per common share before
     extraordinary items......................     $    1.23      $     1.28
                                                   ============   ============
   Basic earnings per common share............     $    0.56      $     0.43
                                                   ============   ============
   Diluted earnings per common share before
     extraordinary items......................     $    1.20      $     1.25
                                                   ============   ============
   Diluted earnings per common share..........     $    0.54      $     0.42
                                                   ============   ============

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

NOTE 3 -COMMON STOCK OFFERINGS AND REFINANCINGS

        During October 1996, the Company completed an initial public offering whereby the Company sold 10,750,000 shares of its common stock to the public. The net proceeds of $165.7 million were used primarily to retire the 12 3/4% Senior Discount Debentures due 2000 (the "Senior Discount Debentures") at 112.7% of the accreted value ($120.0 million). In addition, the Company replaced its working capital facility in January 1997.

        During June 1997, the Company, through SRI, completed a refinancing of the Company's capital structure consisting of $300.0 million of long-term debt and $200.0 million of working capital facility. The long-term indebtedness consisted of $200.0 million in aggregate principal amount of 8 1/2% Senior Notes due 2005 (the "Senior Notes") and $100.0 million in aggregate principal amount of 9% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes" and collectively with the issuance of the Senior Notes, the "Note Offering"). The gross proceeds from the Note Offering of approximately $299.7 million were used to: (i) retire SRI's existing 10% Senior Notes due 2000 (the "Old Senior Notes") and 11% Senior Subordinated Notes due 2003 (the "Old Senior

Subordinated Notes"); (ii) to pay related fees and expenses; and (iii) to pay a portion of the costs associated with the acquisition of CR Anthony. Concurrently with this transaction, the Company entered into a new $200.0 million credit facility (the "Credit Facility"). The Credit Facility provides for a $100.0 million working capital and letter of credit facility and a $100.0 million expansion facility. The Credit Facility replaced the Company's previous $75.0 million credit facility (the "Old Credit Facility").

        During September 1997, the Company completed an offering of approximately 7.1 million shares of common stock at a price of $34 7/8 per share. 6.4 million shares of this offering were secondary shares representing the shares owned by two venture capital firms. The remaining 650,000 shares were issued as primary shares, a result of an over-allotment provision. The shares sold by the Company resulted in net proceeds to the Company of approximately $20.7 million, which were used to reduce borrowings outstanding under the Company's Credit Facility.

NOTE 4 - ACCOUNTS RECEIVABLE SECURITIZATION

        Pursuant to the accounts receivable securitization (the "Accounts Receivable Program"), the Company sells substantially all of the accounts receivable generated by the holders of the Company's private label credit card accounts to SRPC on a daily basis in exchange for cash or an increase in the Retained Certificates. SRPC is a separate limited-purpose subsidiary that is operated in a fashion intended to ensure that its assets and liabilities are distinct from those of the Company and its other affiliates as SRPC's creditors have a claim on its assets prior to becoming available to any creditor of the Company. The Trust currently has $165.0 million of term certificates as well as a revolving certificate outstanding which represent undivided interests in the Trust. Prior to the fourth quarter of 1997, the revolving certificate was held by a bank which agreed to purchase interests in the Trust equal to the amount of accounts receivable in the Trust above the level required to support the term certificates, up to a maximum of $40.0 million (the "Old Revolving Certificate"). During the fourth quarter of 1997, the Company replaced the Old Revolving Certificate with a new revolving certificate (the "Revolving Certificate"). Amounts outstanding under the Revolving Certificate, which are currently limited to $82.5 million, are funded by the issuance of commercial paper in the open market through a facility agent at various rates and maturities. If the commercial paper market is unavailable, amounts outstanding under the Revolving Certificate will be funded by a liquidity provider. If accounts receivable balances in the Trust fall below the level required to support the term certificates and revolving certificates, certain principal collections may be retained in the Trust until such time as the receivable balances exceed the certificates then outstanding and the required Retained Certificates. The Trust may issue additional series of certificates from time to time. Terms of any future series will be determined at the time of issuance. The outstanding balances of the term certificates totaled $165.0 million at January 31, 1998 and February 1, 1997. There was $77.0 million outstanding under the Revolving Certificate at January 31, 1998. No amounts were outstanding under the Old Revolving Certificate at February 1, 1997.

        Total accounts receivable transferred to the Trust during 1997, 1996 and 1995 were $508.9 million, $441.4 million and $411.6 million, respectively. The cash flows generated from the accounts receivable in the Trust are dedicated to:
(i) the purchase of new accounts receivable generated by the Company; (ii) payment of a return on the certificates; and (iii) the payment of a servicing fee to SRI. Any remaining cash flows are remitted to SRPC. The term certificates entitle the holders to receive a return, based upon the London Interbank Offered Rate ("LIBOR"), plus a specified margin. Principal payments commence on December 31, 1999 but can be accelerated upon occurrence of certain events. The Company is currently protected against increases above 12% with respect to the term certificates under an agreement entered into with a bank. The Company is exposed to a loss in the event of non-performance by the bank. However, the Company does not anticipate non-performance by the bank. The Revolving Certificate entitles the holder to receive a return based upon a commercial paper rate, or a base rate plus a specified margin depending on the type of funding outstanding for the Revolving Certificate. The purchase commitment for the Revolving Certificate is three years, subject to renewal at the option of the parties. At January 31, 1998, the average rate of return on the term certificates and the Revolving Certificate were 6.9% and 5.8%, respectively.

        The following table reflects the total consolidated operating performance of the Company's Accounts Receivable Program, the results of which are included in selling, general and administrative expenses in the Company's Consolidated Financial Statements (in thousands):

                                                          Fiscal Year
                                              ----------------------------------
                                                1997        1996         1995
                                              ---------    --------    ---------
Finance charge income billed to cardholders...$ 51,141     $48,555     $ 41,321
Return paid to certificateholders............. (12,612)    (11,428)     (11,529)
Servicing and bad debt expenses............... (38,399)    (37,626)     (28,551)
Other.........................................     (86)        279          (62)
                                              =========    ========    =========
                                              $     44     $  (220)    $  1,179
                                              =========    ========    =========

NOTE 5 - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        Property, equipment and leasehold improvements were as follows (in thousands):

                                             January 31,        February 1,
                                                1998                1997
                                           ----------------    ----------------
Land.....................................     $    3,074          $   3,074
Buildings................................         16,911             16,308
Fixtures and equipment...................        146,260            104,958
Leasehold improvements...................         96,798             63,022
                                              -----------         ----------
                                                 263,043            187,362
Accumulated depreciation.................         91,389             76,173
                                              -----------         ----------
                                              $  171,654          $ 111,189
                                              ===========         ==========

        Depreciation expense was $16.8 million, $12.3 million and $10.8 million for 1997, 1996 and 1995, respectively.


NOTE 6 - LONG-TERM DEBT

        Long-term debt consists of the following (in thousands):

                                                    January 31,   February 1,
                                                       1998           1997
                                                  --------------  --------------
Senior Notes....................................     $  200,000     $      --
Old Senior Notes................................             20       130,000
Senior Subordinated Notes, net of discount......         99,673            --
Old Senior Subordinated Notes, net of discount..             --       116,686
Credit facilities...............................         45,700            --
SRPC Notes......................................         30,000        30,000
Other long-term debt............................         22,547        24,404
                                                     -----------    ----------
                                                        397,940       301,090
Less current maturities.........................          2,692         2,637
                                                     -----------    ----------
                                                     $  395,248     $ 298,453
                                                     ===========    ==========

        The Senior Notes were issued by SRI with a principal amount of $200.0 million, bear interest at 8 1/2% payable semi-annually on January 15 and July 15, and mature July 15, 2005. The Senior Notes are general unsecured obligations and rank senior to all subordinated debt of SRI including the Senior Subordinated Notes.

        The Senior Subordinated Notes were issued by SRI with a principal amount of $100.0 million and at a discount which results in a combined effective interest rate of 9.03%. The Senior Subordinated Notes bear interest at 9% payable semi-annually on January 15 and July 15 and mature July 15, 2007. The Senior Subordinated Notes are subordinated to the obligations under the Senior Notes.

        The Senior Notes and Senior Subordinated Notes are guaranteed by Stage Stores and contain restrictive covenants which, among other things, limit: (i) SRI's ability to sell certain assets, pay dividends, retire its common stock or retire certain debt; (ii) its ability to incur additional debt or issue stock; and (iii) certain related party transactions.

        The Old Senior Notes were issued with a principal amount of $150.0 million and bear interest at 10% payable semi-annually on February 15 and August
15. At February 1, 1997 an affiliate of a significant stockholder held $44.2 million of the Old Senior Notes. Interest expense related to the Old Senior Notes held by related parties was $1.7 million for 1997 and $4.4 million for 1996 and 1995. All but $20,000 of the Old Senior Notes were retired in connection with the Note Offering (see Note 3).

        The Old Senior Subordinated Notes consist of two series with principal balances of $100.0 million and $18.3 million. The $18.3 million series was issued at a discount which resulted in a combined effective interest rate for both series of 11.3%. Both series bore interest at 11% payable semi-annually on February 15 and August 15 and were retired in connection with the Note Offering (see Note 3).

        Concurrently with the Note Offering, SRI entered into the Credit Facility. The Credit Facility provides for: (i) a $100.0 million working capital and letter of credit facility (the "Working Capital Facility") pursuant to which SRI shall have the right at any time prior to June 17, 2000 to solicit one or more lenders and/or new financial institutions to provide up to $25 million in additional commitments to increase the Working Capital Facility to an amount not to exceed $125 million in the aggregate, subject to certain conditions, of which up to $50 million may be used for letters of credit; and (ii) a $100.0 million expansion facility (the "Expansion Facility"). The Credit Facility matures on June 14, 2002 provided that in addition to certain mandatory reductions in commitments, the commitments under the Expansion Facility will be reduced on the fourth anniversary of the signing of the Credit Facility by the amount, if any, necessary so that total reductions in the amount of the commitments under the Expansion Facility (taking into account all mandatory reductions) will have been at least $25 million. SRI will pay a commitment fee on the unused commitments of each of the Working Capital Facility and Expansion Facility payable quarterly in arrears. The amount of the commitment fee will be determined based on the Adjusted Leverage Ratio (as defined in the Credit Facility), and will range from 0.25% to 0.50% per annum. Advances under the Working Capital Facility and Expansion Facility will bear interest at the Company's option, at the Base Rate plus the applicable Margin Percentage or at the Eurodollar Rate plus the applicable Margin Percentage (each as defined in the Credit Facility). The Margin Percentage will be determined from time to time based on the Adjusted Leverage Ratio and was 0.75% for the Base Rate and 1.75% for the Eurodollar Rate at January 31, 1998. The effective interest rate for borrowings outstanding under the Credit Facility was 7.8% at January 31, 1998.

        The Credit Facility contains covenants which, among other things, restrict the: (i) incurrence of additional debt; (ii) incurrence of capitalized lease obligations; (iii) payment of dividends; (iv) formation of certain business combinations; (v) acquisition of subordinated debt; (vi) use of proceeds received under the agreement; (vii) aggregate amount of capital expenditures; (viii) transactions with related parties; and (ix) changes in lines of business. In addition, the Credit Facility will require the Company to maintain compliance with certain specified financial covenants, including covenants relating to minimum interest coverage, minimum fixed charge coverage and maximum Adjusted Leverage Ratio. A portion of the Credit Facility is secured by SRI's distribution center located in Jacksonville, Texas, including equipment located therein and a pledge of SRPC stock. The net book value of the distribution center was approximately $6.5 million at January 31, 1998.

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

        In connection with various acquisitions, the Company has indebtedness which bear interest between 7% and 12% and have maturity dates between 1998 through 2003.

        Aggregate maturities of long-term debt for the next five years are: 1998
- $2.7 million; 1999 - $4.9 million; 2000 - $4.9 million; 2001 - $32.7 million and 2002 - $2.4 million.

        Management estimates the fair value of its long-term debt to be $414.0 million and $320.1 million at January 31, 1998 and February 1, 1997, respectively. In developing its estimates, management considered quoted market prices for each instrument, if available, current market interest rates in relation to the coupon interest rates of each instrument, the relative subordination of each instrument and the relative liquidity of the instrument as indicated by the presence or lack of an active market.

NOTE 7 - STOCK OPTION PLANS

        In 1993, the Company adopted the Third Amended and Restated Stock Option Plan (the "1993 Stock Option Plan") designed to provide incentives to present and future executive, managerial, technical and other key employees and advisors to the Company (the "Participants") as selected by the Board of Directors or the compensation committee of the Board of Directors (the "Board"). All options granted under the 1993 Stock Option Plan were non-qualified within the meaning of Section 422A of the Internal Revenue Code. The number of shares of common stock which could be granted under the 1993 Stock Option Plan was 1,894,540 shares. As of January 31, 1998, there were 1,156,568 options outstanding under the 1993 Stock Option Plan. During 1996, the 1993 Stock Option Plan was frozen and replaced by the 1996 Equity Incentive Plan (the "Incentive Plan"). The Incentive Plan provides for the granting of the following types of awards: stock options, stock appreciation rights ("SARs"), restricted stock, performance units, performance grants and other types of awards that the Board deems to be consistent with the purposes of the Incentive Plan. An aggregate of 1,500,000 shares of common stock have been reserved for issuance under the Incentive Plan. No Participant shall be entitled to receive grants of common stock, stock options or SARs with respect to common stock, in any calendar year in excess of 400,000 shares in the aggregate. As of January 31, 1998, there were 557,525 options and 220,000 shares of restricted stock outstanding under the Incentive Plan.

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

        Options are rights to purchase a specified number of shares of common stock at a price fixed by the Board. The option price may be equal to or greater than the fair market value of the underlying shares of common stock, but in no event less than the fair market value on the date of grant. Options granted under the 1993 Stock Option Plan generally become exercisable in installments of 20% per year on each of the first through the fifth anniversaries of the grant date and have a maximum term of ten years. Options granted under the Incentive Plan generally become exercisable in installments of 25% per year on each of the first through fourth anniversaries of the grant date and have a maximum term of ten years.

        A summary of the option activity under the various plans follows:

                                                                        Weighted
                                                          Number of      Average
                                                         Outstanding     Option
                                                           Options        Price
                                                         ------------   --------

Options outstanding at January 28, 1995 ...........         703,846       $ 0.91
    Granted .......................................         409,108         2.95
    Surrendered ...................................          (7,435)        1.50
    Exercised .....................................         (99,985)        0.32
                                                         -----------
Options outstanding at February 3, 1996 ...........       1,005,534         1.80
    Granted .......................................         783,819        10.72
    Surrendered ...................................         (31,550)        4.48
    Exercised .....................................        (282,222)        1.10
                                                         -----------
Options outstanding at February 1, 1997 ...........       1,475,581         6.61
    Granted .......................................         570,550        23.84
    Surrendered ...................................        (124,015)       13.31
    Exercised .....................................        (208,023)        2.22
                                                         -----------
Options outstanding at January 31, 1998 ...........       1,714,093       $12.39
                                                         ===========

        Exercisable options at February 1, 1997 and February 3, 1996 were 181,358 and 241,355, respectively. A summary of outstanding and exercisable options as of January 31, 1998 follows:

                                         Weighted
                             Weighted    Average
                 Number of   Average    Remaining     Number of     Weighted
                Outstanding  Exercise   Contractual   Exercisable   Average
Option Price      Options    Price        Life        Options     Exercise Price
-------------- ------------ ----------- ------------- ------------ -------------
    $0.11          110,632     $0.11        5.3          71,518       $0.11
     2.27          168,906      2.27        6.3          74,702        2.27
     3.04          223,470      3.04        7.4         107,157        3.04
     5.28          426,126      5.28        8.1          73,410        5.28
    10.56           19,034     10.56        8.4           6,372       10.56
16.50 - 24.00      698,675     22.10        9.0              --          --
24.01 - 30.00       29,250     28.70        9.5              --          --
30.01 - 40.00       38,000     37.73        9.8              --          --
               ------------                         ------------
                 1,714,093    $10.98                    333,159       $2.87
               ============                         ============

        During 1997, 220,000 shares of restricted stock with a weighted average grant-date fair value of $32.04 were granted under the Incentive Plan. The stock vests at the end of a three year period and contains certain accelerated vesting provisions. No shares were vested at January 31, 1998. Compensation expense is being amortized over the vesting period on a straight-line basis.

        The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for its plans. Compensation expense was $0.5 million for 1997 and $0.3 million for 1996 and 1995. The following unaudited pro forma data is calculated as if compensation cost for the Company's stock option plans were determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation":

                                                           Fiscal Year
                                                    ----------------------------
                                                     1997     1996      1995
                                                   -------  -------  ----------
Pro forma net income (loss) .....................  $15,407  $(2,653) $ 10,592
Pro forma basic earnings (loss) per common share      0.60    (0.17)     0.86
Pro forma diluted earnings (loss) per common
  share .........................................     0.58    (0.17)     0.85
Weighted average grant-date value of options
  granted .......................................    13.96     8.33      3.59

        The fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following assumptions for 1997: no dividend yield; volatility of 47.32%; risk-free interest rate of 5.5%; assumed forfeiture rate of 76.92% and an expected life of 7.42 years. For 1995 and 1996, the following assumptions were used: no dividend yield; volatility of 34.35%; risk-free interest rate of 6.25%; assumed forfeiture rate of 68.26% and an expected life of eight years. The pro forma amounts above are not likely to be representative of future years because options vest over several years and additional awards generally are made each year.

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

        The following sets forth the funded status of the Retirement Plan and the amounts recognized in the Consolidated Financial Statements (in thousands):

                                                         January 31, February 1,
                                                            1998        1997
                                                         ---------    ----------
Actuarial present value of benefits:

   Vested benefit obligations ........................    $(27,547)    $(24,650)
                                                          ========     ========
   Accumulated benefit obligations ...................    $(29,234)    $(25,660)
                                                          ========     ========
Projected benefit obligations ........................    $(34,716)    $(33,790)
Market value of plan assets, primarily fixed
   income and equity securities ......................      26,924       20,990
                                                          --------     --------
Pension obligations in excess of assets ..............      (7,792)     (12,800)
Unrecognized prior service income ....................         (15)         (21)
Unrecognized net loss ................................       6,405       11,772
Adjustment required to recognize minimum
   liability .........................................        (908)      (3,621)
                                                          --------     --------
Accrued pension cost .................................    $ (2,310)    $ (4,670)
                                                          ========     ========

Assumptions utilized in determining projected obligations and funding amounts:

Discount rate ............................................      7.75%      7.50%
Rate of increase in compensation levels ..................      4.00%      4.00%
Expected long-term rate of return on plan assets .........      9.00%      9.00%

        The Company's funding policy for the Retirement Plan is to contribute the minimum amount required by applicable regulations. Retirement Plan assets include 100,000 shares of Stage Stores common stock purchased during the Company's initial public offering.

        The components of pension cost for the Retirement Plan were as follows (in thousands):

                                                     Fiscal Year
                                         ----------------------------------
                                           1997        1996         1995
                                         ---------    --------    ---------
Service cost...........................  $  1,738     $ 1,269     $    771
Interest cost..........................     2,328       2,085        2,139
Actual loss (return) on plan assets....    (2,521)     (2,047)      (3,377)
Net amortization and deferral..........       501         789        2,292
                                         ---------    --------    ---------
                                         $  2,046     $ 2,096     $  1,825
                                         =========    ========    =========

        The Company has a contributory 401(k) savings plan covering substantially all qualifying employees. Under the 401(k), participants may contribute up to 15% of their qualifying earnings, subject to certain restrictions. The Company currently matches 25% of each participant's contributions, limited to 6% of each participant's salary. The Company's matching contributions were approximately $0.4 million for 1997 and 1996 and $0.2 million for 1995.

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

                                                         Fiscal Year
                                             ----------------------------------
                                               1997        1996         1995
                                             ---------    --------    ---------
Minimum rentals.........................     $ 37,601     $30,397     $ 26,943
Contingent rentals......................        4,545       3,318        2,618
Equipment rentals.......................        1,240         829          593
                                             ---------    --------    ---------
                                             $ 43,386     $34,544     $ 30,154
                                             =========    ========    =========

        Minimum rental commitments on long-term operating leases at January 31, 1998, net of sub-leases, are as follows (in thousands):

         Fiscal Year:

             1998...........................................    $ 45,053
             1999...........................................      41,600
             2000...........................................      35,851
             2001...........................................      30,008
             2002...........................................      24,918
             Thereafter.....................................     117,465
                                                                ========
                                                                $294,895
                                                                ========

NOTE 10 - INCOME TAXES

        All Company operations are domestic. Income tax expense charged to continuing operations consisted of the following (in thousands):

                                                         Fiscal Year
                                             ----------------------------------
                                               1997        1996         1995
                                             ---------    --------    ---------
Federal income tax expense (benefit):
    Current.............................     $ 11,012     $(7,443)    $  9,772
    Deferred............................        8,413      15,399       (3,630)
                                             ---------    --------    ---------
                                               19,425       7,956        6,142
                                             ---------    --------    ---------
State income tax expense (benefit):
    Current.............................          193         764        1,060
    Deferred............................        2,005        (126)        (435)
                                             ---------    --------    ---------
                                                2,198         638          625
                                             ---------    --------    ---------
                                             $ 21,623     $ 8,594     $  6,767
                                             =========    ========    =========

        A reconciliation between the federal income tax expense charged to continuing operations computed at statutory tax rates and the actual income tax expense recorded follows (in thousands):

                                                       Fiscal Year
                                            ----------------------------------
                                              1997        1996         1995
                                            ---------    --------    ---------
Federal income tax expense at the
  statutory rate........................    $ 19,657     $ 7,915     $  6,124
State income taxes, net.................       1,428         414          406
Permanent differences, net..............         538         265          290
Other, net..............................          --          --          (53)
                                            ---------    --------    ---------
                                            $ 21,623     $ 8,594     $  6,767
                                            =========    ========    =========

        In connection with the early retirement of various indebtedness, the Company recorded extraordinary charges of $18.3 million and $16.1 million in 1997 and 1996, respectively. These charges were net of applicable income taxes of $11.5 million and $9.8 million in 1997 and 1996, respectively.

        The 1997 income tax benefit relating to the extraordinary items is comprised of a $9.9 million deferred federal tax benefit and a $1.6 million deferred state tax benefit. The 1996 income tax benefit relating to the extraordinary item is comprised of a $7.7 million current federal tax benefit, a $0.9 million deferred federal tax benefit and a $1.2 million state tax benefit. Deferred tax liabilities (assets) consist of the following (in thousands):

                                                January 31,        February 1,
                                                   1998                1997
                                              ---------------    ---------------
 Gross deferred tax liabilities:
     Depreciation and amortization..........     $   11,811          $  12,903
     Inventory reserves.....................          2,841              3,735
     State income taxes.....................          6,554                495
     Other..................................          1,497              1,660
                                                 -----------         ----------
                                                     22,703             18,793
                                                 -----------         ----------
 Gross deferred tax assets:
     Retained Certificates..................         (3,070)            (2,173)
     Accrued consolidation costs............           (665)            (1,318)
     Net operating loss carryforwards.......        (24,604)            (2,961)
     AMT tax credit carryforward ...........         (3,094)                --
     Accrued expenses.......................         (4,380)            (1,607)
     Pensions...............................         (1,378)            (2,163)
     Escalating leases......................         (2,242)            (1,482)
     Charitable contribution carryforward...           (632)              (575)
     Accrued payroll costs..................         (2,557)            (1,212)
     Other..................................           (184)              (403)
                                                 -----------         ----------
                                                    (42,806)           (13,894)
                                                 -----------         ----------
 Deferred tax assets valuation allowance....             --                 --
                                                 -----------         ----------
                                                 $  (20,103)         $   4,899
                                                 ===========         ==========

        As a result of the extraordinary loss on the early retirement of debt during 1997 and 1996, the Company has recorded a $3.1 million and $17.0 million federal income tax receivable, respectively.

        The Company has net operating loss carryforwards for federal income tax purposes of approximately $57.0 million, which if not utilized will expire in varying amounts between 2007 and 2013. Included in this amount is approximately $13.0 million which is subject to an annual limitation of approximately $2.7 million. The Company has net operating loss carryforwards for state income tax purposes of approximately $89.0 million, which if not utilized, will expire in varying amounts between 2003 and 2013.

NOTE 11 - EARNINGS PER SHARE

        During the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings per Share." Stock options and restricted stock are the only potentially dilutive shares the Company has outstanding for the periods presented.

        Options to purchase 10,000 shares of common stock at $39.00 per share and 15,000 shares of common stock at $38.63 per share were outstanding at the end of fiscal 1997 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. Additionally, 220,000 shares of restricted common stock were granted during 1997 and considered anti-dilutive at the end of fiscal 1997.

        Options to purchase 255,763 shares of common stock at $21.11 per share were outstanding at the end of fiscal 1996 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

        All options to purchase common stock outstanding during 1995 were included in the computation of diluted earnings per share.

NOTE 12 - QUARTERLY FINANCIAL INFORMATION

        Unaudited quarterly financial data is summarized as follows (in thousands):

                                                       Fiscal Year 1997
                                           -------------------------------------
                                              Q1        Q2        Q3       Q4
                                           -------- --------- --------- --------
Net sales ...............................  $191,512  $238,137 $274,269 $369,398
Gross profit ............................    61,925    73,902   86,822  120,488
Operating income ........................    20,524    19,736   15,789   38,391
Income before extraordinary items .......     7,094     6,246    3,673   17,527
Net income (loss) .......................     7,094   (11,134)   3,523   16,762
Basic earnings (loss) per common share
 data:
  Basic earnings per common share before
     extraordinary items ................      0.30      0.27     0.13     0.63
  Extraordinary items - early retirement
     of debt ............................      --       (0.74)    --      (0.03)
  Basic earnings (loss) per common share       0.30     (0.48)    0.13     0.60
Diluted earnings (loss) per common
 share data:
  Diluted earnings per common share
     before extraordinary items .........      0.30      0.25     0.13     0.62
  Extraordinary items - early retirement
     of debt ............................      --       (0.68)    --      (0.03)
  Diluted earnings (loss) per common
     share ..............................      0.30     (0.44)    0.13     0.59

                                                      Fiscal Year 1996
                                           -------------------------------------
                                              Q1        Q2       Q3        Q4
                                           -------- --------- -------- ---------
Net sales ...............................  $163,177 $ 182,750 $182,562 $248,061
Gross profit ............................    52,081    56,623   56,208   79,075
Operating income ........................    16,045    13,925   12,342   26,258
Income (loss) before extraordinary items      2,652       868     (265)  10,767
Net income (loss) .......................     2,652       868  (16,071)  10,492
Basic earnings (loss) per common share
 data:
  Basic earnings (loss) per common share
     before extraordinary items .........      0.20      0.07    (0.02)    0.46
  Extraordinary items - early retirement
     of debt ............................      --        --      (1.16)   (0.01)
  Basic earnings (loss) per common share       0.20      0.07    (1.18)    0.45
Diluted earnings (loss) per common share
 data:
  Diluted earnings (loss) per common
     share before extraordinary items ...      0.21      0.07    (0.02)    0.45
  Extraordinary items - early retirement
     of debt ............................      --        --      (1.12)   (0.01)
  Diluted earnings (loss) per common
     share ..............................      0.21      0.07    (1.14)    0.44

NOTE 13 - RELATED PARTY TRANSACTIONS

        Pursuant to a professional service agreement with an affiliate of a principal stockholder, the Company paid fees for professional services rendered and expense reimbursements in the amount of $2.7 million and $0.8 million for 1996 and 1995, respectively. Upon consummation of the initial public offering (see Note 3), this agreement was terminated. As a result, there were no such fees in 1997.

        The Company has made loans, in an aggregate principal amount of $1.2 million, to certain executive officers of the Company. These loans are full recourse loans and are secured by a pledge of the shares of common stock owned by such executive officers. The loans provide for interest from 5.7% to 7.25% and mature no later than June 1, 2000.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

        LITIGATION: The Company is subject to claims and litigation arising in the normal course of its business. The Company does not believe that any of these proceedings will have a material adverse effect on its financial position or its results of operations.

        LETTERS OF CREDIT: The Company issues letters of credit to support certain merchandise purchases which are required to be collateralized. The Company had outstanding letters of credit totaling approximately $14.7 million at January 31, 1998, all of which were collateralized by the Credit Facility (see Note 6). These letters of credit expire within twelve months of issuance.

        CONCENTRATION OF CREDIT RISK: Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash, short-term investments and the accounts receivable transferred to the Trust (see
Note 3). The Company's cash management and investment policies restrict investments to low-risk, highly-liquid securities and the Company performs periodic evaluations of the relative credit standing of the financial institutions with which it deals. The credit risk associated with the accounts receivable transferred to the Trust is limited by the large number of customers in the Company's customer base. Substantially all of the Company's customers reside in the central United States.

NOTE 15 - CONSOLIDATING FINANCIAL STATEMENTS

        SRI is the primary obligor under the long-term indebtedness issued in connection with the Note Offering (see Note 3). Stage Stores and Specialty Retailers, Inc. (NV), a wholly-owned subsidiary of Stage Stores (which was incorporated during June 1997), are guarantors under such indebtedness. The consolidating condensed financial information for Stage Stores and its wholly-owned subsidiaries are presented below. The company's investments in it's wholly-owned subsidiaries are accounted for using the equity method. The financial data for SRI Receivables Purchase Co. does not reflect the total consolidated operating performance of the Company's Accounts Receivable Program. For a summary of the total consolidated operating performance of the Company's Accounts Receivable Program, see Note 4.

CONSOLIDATING  CONDENSED  BALANCE SHEET
FEBRUARY 1, 1997
(in thousands)
--------------------------------------------------------------------------------

                                                       SRI
                                      Specialty     Receivables                               Stage                        Stage
                                      Retailers,     Purchase        SRI          SRI        Stores,                       Stores
        ASSETS                            Inc.          Co.      Elimination   Consolidated    Inc.      Eliminations   Consolidated
        ------                       -----------------------------------------------------------------------------------------------
Cash and cash equivalents .......     $  18,270      $   --       $   --        $ 18,270     $      16      $   --        $  18,286
Undivided interest in accounts
  receivable trust ..............        (9,419)       90,091         --          80,672          --            --           80,672
Merchandise inventories, net ....       187,717          --           --         187,717          --            --          187,717
Prepaid expenses ................        15,679            11         --          15,690          --            --           15,690
Other current assets ............        27,165         5,632         --          32,797          --            --           32,797
                                     -----------------------------------------------------------------------------------------------
Total current assets ............       239,412        95,734         --         335,146            16          --          335,162

Property, equipment and leasehold
  improvements, net .............       111,189          --           --         111,189          --            --          111,189
Goodwill, net ...................        47,173          --           --          47,173          --            --           47,173
Other assets ....................         8,308         7,451         --          15,759          --            --           15,759
Investment in subsidiaries ......        35,482          --        (35,482)         --          28,144       (28,144)          --
                                     -----------------------------------------------------------------------------------------------
Total assets ....................     $ 441,564      $103,185     $(35,482)     $509,267     $  28,160      $(28,144)     $ 509,283
                                     ===============================================================================================
     LIABILITIES AND
  STOCKHOLDERS' EQUITY
  --------------------
Accounts payable ................     $  54,336      $   --       $   --        $ 54,336     $    --        $   --        $  54,336
Accrued interest ................        12,411           497         --          12,908          --            --           12,908
Accrued expenses and other
  current liabilities ...........        31,866           722         --          32,588           111          --           32,699
                                     -----------------------------------------------------------------------------------------------
Total current liabilities .......        98,613         1,219         --          99,832           111          --           99,943

Long-term debt ..................       268,453        30,000         --         298,453          --            --          298,453
Intercompany notes/advances .....        29,176        35,041         --          64,217       (64,217)         --             --
Other long-term liabilities .....        17,178         1,443         --          18,621          --            --           18,621
                                     -----------------------------------------------------------------------------------------------
Total liabilities ...............       413,420        67,703         --         481,123       (64,106)         --          417,017

Preferred stock .................          --            --           --            --            --            --             --
Common stock ....................          --            --           --            --             220          --              220
Class B common stock ............          --            --           --            --              13          --               13
Additional paid-in capital ......         3,317        29,726      (29,726)        3,317       169,811        (3,317)       169,811
Accumulated equity (deficit) ....        24,827         5,756       (5,756)       24,827       (77,778)      (24,827)       (77,778)
                                     -----------------------------------------------------------------------------------------------
Stockholders' equity ............        28,144        35,482      (35,482)       28,144        92,266       (28,144)        92,266
                                     -----------------------------------------------------------------------------------------------
Total liabilities and
  stockholders' equity ..........     $ 441,564      $103,185     $(35,482)     $509,267     $  28,160      $(28,144)     $ 509,283
                                     ===============================================================================================

CONSOLIDATING CONDENSED BALANCE SHEET
JANUARY 31, 1998 (in thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                              SRI
                               Specialty   Receivables                           Stage      Specialty                     Stage
                               Retailers,  Purchase      SRI           SRI      Stores,     Retailers,                    Stores
                                  Inc.        Co.     Elimination  Consolidated   Inc.       Inc.(NV)    Eliminations  Consolidated
                              -----------------------------------------------------------------------------------------------------
        ASSETS
        ------
Cash and cash equivalents     $  23,299     $  --      $   --       $ 23,299    $      16     $    --       $    --       $  23,315
Undivided interest in
  accounts receivable
  trust ..................      (11,234)     72,445        --         61,211         --            --            --          61,211
Merchandise
  inventories, net .......      303,115        --          --        303,115         --            --            --         303,115
Prepaid expenses .........       19,944         473        --         20,417         --            --            --          20,417
Other current assets .....       49,980       7,808        --         57,788         --            --            --          57,788
                              -----------------------------------------------------------------------------------------------------
Total current assets .....      385,104      80,726        --        465,830           16          --            --         465,846

Property, equipment
  and leasehold
  improvements, net ......      170,401        --          --        170,401         --           1,253          --         171,654
Goodwill, net ............       95,486        --          --         95,486         --            --            --          95,486
Other assets .............       20,653       5,757        --         26,410         --            --            --          26,410
Investment in
  subsidiaries ...........       40,312        --       (40,312)        --        205,075          --        (205,075)         --
                              -----------------------------------------------------------------------------------------------------
Total assets .............    $ 711,956     $86,483    $(40,312)    $758,127    $ 205,091     $   1,253     $(205,075)    $ 759,396
                              =====================================================================================================
   LIABILITIES AND
 STOCKHOLDERS' EQUITY
                                                                                                                          ---------
Accounts payable .........    $  91,799     $  --      $   --       $ 91,799    $    --       $    --       $    --       $  91,799
Accrued interest .........        1,556         488        --          2,044         --            --            --           2,044
Accrued expenses and
  other current
  liabilities ............       53,545         142        --         53,687          252          --            --          53,939
                              -----------------------------------------------------------------------------------------------------
Total current
  liabilities ............      146,900         630        --        147,530          252          --            --         147,782

Long-term debt ...........      365,248      30,000        --        395,248         --            --            --         395,248
Intercompany
  notes/advances .........      149,258      14,324        --        163,582         (436)     (163,146)         --            --
Other long-term
  liabilities ............        9,874       1,217        --         11,091          197          --            --          11,288
                              -----------------------------------------------------------------------------------------------------
Total liabilities ........      671,280      46,171        --        717,451           13      (163,146)         --         554,318

Preferred stock ..........         --          --          --           --           --            --            --            --
Common stock .............         --          --          --           --            265          --            --             265
Class B common stock .....         --          --          --           --             13          --            --              13
Additional paid-in
  capital ................        3,317      34,556     (34,556)       3,317      264,679       159,002      (162,319)      264,679
Accumulated equity
  (deficit) ..............       37,359       5,756      (5,756)      37,359      (59,879)        5,397       (42,756)      (59,879)
                              -----------------------------------------------------------------------------------------------------
Stockholders' equity .....       40,676      40,312     (40,312)      40,676      205,078       164,399      (205,075)      205,078
                              -----------------------------------------------------------------------------------------------------
Total liabilities and
  stockholders' equity ...    $ 711,956     $86,483    $(40,312)    $758,127    $ 205,091     $   1,253     $(205,075)    $ 759,396
                              =====================================================================================================

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
FISCAL YEAR ENDED FEBRUARY 3, 1996
(in thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                       SRI
                                      Specialty    Receivables                                Stage                        Stage
                                      Retailers,     Purchase        SRI          SRI        Stores,                       Stores
                                          Inc.          Co.      Elimination   Consolidated    Inc.      Eliminations   Consolidated
                                     -----------------------------------------------------------------------------------------------
Net sales ..........................     $682,624     $   --        $   --        $682,624     $   --        $    --        $682,624
Cost of sales and
  related buying,
  occupancy and
  distribution
  expenses .........................      468,347         --            --         468,347         --             --         468,347
                                     -----------------------------------------------------------------------------------------------
Gross profit .......................      214,277         --            --         214,277         --             --         214,277

Selling, general and
  administrative
  expenses .........................      171,342      (22,245)         --         149,097            5           --         149,102
Store opening and
  closure costs ....................        3,689         --            --           3,689         --             --           3,689
                                     -----------------------------------------------------------------------------------------------
Operating income (loss) ............       39,246       22,245          --          61,491           (5)          --          61,486

Interest expense, net ..............       31,554       (1,053)         --          30,501       13,488           --          43,989
                                     -----------------------------------------------------------------------------------------------
Income (loss) before
  income taxes .....................        7,692       23,298          --          30,990      (13,493)          --          17,497
Income tax expense
  (benefit) ........................        2,666        8,651          --          11,317       (4,550)          --           6,767
                                     -----------------------------------------------------------------------------------------------
Income (loss) before
  equity in net
  earnings of
  subsidiaries and
  extraordinary item ...............        5,026       14,647          --          19,673       (8,943)          --          10,730
Equity in net earnings
  of subsidiaries ..................       14,647         --         (14,647)         --         19,673        (19,673)         --
                                     -----------------------------------------------------------------------------------------------
Income (loss) before
  extraordinary item ...............       19,673       14,647       (14,647)       19,673       10,730        (19,673)       10,730
Extraordinary item -
  early retirement of debt .........         --           --            --            --           --             --            --
                                     -----------------------------------------------------------------------------------------------
Net income (loss) ..................     $ 19,673     $ 14,647      $(14,647)     $ 19,673     $ 10,730      $ (19,673)     $ 10,730
                                     ===============================================================================================

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
FISCAL YEAR ENDED FEBRUARY  1, 1997
(in thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                       SRI
                                      Specialty     Receivables                               Stage                        Stage
                                      Retailers,     Purchase        SRI          SRI        Stores,                       Stores
                                          Inc.          Co.      Elimination   Consolidated    Inc.      Eliminations   Consolidated
                                     -----------------------------------------------------------------------------------------------
Net sales ........................     $ 776,550      $  --        $  --        $ 776,550      $   --        $  --        $ 776,550
Cost of sales and
  related buying,
  occupancy and
  distribution
  expenses .......................       532,563         --           --          532,563          --           --          532,563
                                     -----------------------------------------------------------------------------------------------
Gross profit .....................       243,987         --           --          243,987          --           --          243,987

Selling, general and
  administrative expenses ........       178,497       (5,935)        --          172,562            17         --          172,579
Store opening and
  closure costs ..................         2,838         --           --            2,838          --           --            2,838
                                     -----------------------------------------------------------------------------------------------
Operating income .................        62,652        5,935         --           68,587           (17)        --           68,570

Interest expense, net ............        34,671          344         --           35,015        10,939         --           45,954
                                     -----------------------------------------------------------------------------------------------
Income (loss) before
  income taxes ...................        27,981        5,591         --           33,572       (10,956)        --           22,616
Income tax expense (benefit) .....        10,261        2,023         --           12,284        (3,690)        --            8,594
                                     -----------------------------------------------------------------------------------------------
Income (loss) before
  equity in net
  earnings of
  subsidiaries and
  extraordinary item .............        17,720        3,568         --           21,288        (7,266)        --           14,022
Equity in net earnings
  of subsidiaries ................         3,568         --         (3,568)          --           5,207       (5,207)          --
                                     -----------------------------------------------------------------------------------------------
Income (loss) before
  extraordinary item .............        21,288        3,568       (3,568)        21,288        (2,059)      (5,207)        14,022
Extraordinary item -
  early retirement of debt .......       (16,081)        --           --          (16,081)         --           --          (16,081)
                                     -----------------------------------------------------------------------------------------------
Net income (loss) ................     $   5,207      $ 3,568      $(3,568)     $   5,207      $ (2,059)     $(5,207)     $  (2,059)
                                     ===============================================================================================

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
FISCAL YEAR ENDED JANUARY 31, 1998
(in thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                            SRI
                           Specialty     Receivables                              Stage      Specialty                    Stage
                           Retailers,     Purchase     SRI            SRI         Stores,    Retailers,                   Stores
                              Inc.          Co.     Elimination   Consolidated     Inc.       Inc.(NV)  Eliminations   Consolidated
                          ----------------------------------------------------------------------------------------------------------
Net sales ............    $ 1,073,316     $  --       $  --       $ 1,073,316     $   --       $  --       $   --       $ 1,073,316
Cost of sales and
  related buying,
  occupancy and
  distribution
  expenses ...........        730,179        --          --           730,179         --          --           --           730,179
                          ----------------------------------------------------------------------------------------------------------
Gross profit .........        343,137        --          --           343,137         --          --           --           343,137

Selling, general and
  administrative
  expenses ...........        242,843      (2,865)       --           239,978           30           3         --           240,011
Store opening and
  closure costs ......          8,686        --          --             8,686         --          --           --             8,686
                          ----------------------------------------------------------------------------------------------------------
Operating income
  (loss) .............         91,608       2,865        --            94,473          (30)         (3)        --            94,440

Interest expense,
  net ................         47,746      (1,164)       --            46,582         --        (8,305)        --            38,277
                          ----------------------------------------------------------------------------------------------------------
Income (loss) before
  income taxes .......         43,862       4,029        --            47,891          (30)      8,302         --            56,163
Income tax expense
  (benefit) ..........         17,234       1,483        --            18,717         --         2,906         --            21,623
                          ----------------------------------------------------------------------------------------------------------
Income (loss) before
  equity in net
  earnings of
  subsidiaries and
  extraordinary item .         26,628       2,546        --            29,174          (30)      5,396         --            34,540
Equity in net earnings
  of subsidiaries ....          1,904        --        (1,904)           --         16,275        --        (16,275)           --
                          ----------------------------------------------------------------------------------------------------------
Income (loss) before
  extraordinary item .         28,532       2,546      (1,904)         29,174       16,245       5,396      (16,275)         34,540
Extraordinary item -
  early retirement
  of debt ............        (17,653)       (642)       --           (18,295)        --          --           --           (18,295)
                          ----------------------------------------------------------------------------------------------------------
Net income (loss) ....    $    10,879     $ 1,904     $(1,904)    $    10,879     $ 16,245     $ 5,396     $(16,275)    $    16,245
                          ==========================================================================================================

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
FISCAL YEAR ENDED FEBRUARY 3, 1996
(in thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                       SRI
                                      Specialty     Receivables                               Stage                        Stage
                                      Retailers,     Purchase        SRI          SRI        Stores,                       Stores
                                          Inc.          Co.      Elimination   Consolidated    Inc.      Eliminations   Consolidated
                                     -----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by
  (used in) operating activities ...... $(17,088)    $ 24,063      $   --       $  6,975     $  (721)      $   --        $  6,254

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted investments ....     (100)        --            --           (100)       --             --            (100)
Acquisitions, net of cash acquired ....   (1,167)        --            --         (1,167)       --             --          (1,167)
Additions to property, equipment
  and leasehold improvements ..........  (28,638)        --            --        (28,638)       --             --         (28,638)
Proceeds from the sale of accounts
  receivable, net .....................   (2,391)       2,391          --           --          --             --            --
                                     -----------------------------------------------------------------------------------------------
  Net cash provided by (used in)
  investing Activities ................  (32,296)       2,391          --        (29,905)       --             --         (29,905)
                                     -----------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance
  of long-term debt ...................   16,458         --            --         16,458        --             --          16,458
Proceeds from issuance
  of common stock .....................     --           --            --           --            68           --              68
Payments on long-term debt ............     (266)        --            --           (266)       --             --            (266)
Redemption of common stock ............     --           --            --           --          (122)          --            (122)
Additions to debt issue costs .........     (795)        --            --           (795)        (12)          --            (807)
Dividends paid to SRI .................   26,454      (26,454)         --           --          --             --            --
                                     -----------------------------------------------------------------------------------------------
Net cash provided by (used in)
  financing activities ................   41,851      (26,454)         --         15,397         (66)          --          15,331
                                     -----------------------------------------------------------------------------------------------
Net decrease in cash
  and cash equivalents ................   (7,533)        --            --         (7,533)       (787)          --          (8,320)

Cash and cash equivalents:
  Beginning of year ...................   27,797         --            --         27,797         796           --          28,593
                                     -----------------------------------------------------------------------------------------------
  End of year ......................... $ 20,264     $   --        $   --       $ 20,264     $     9       $   --        $ 20,273
                                     ===============================================================================================

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
FISCAL YEAR ENDED FEBRUARY 1, 1997
(in thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                       SRI
                                      Specialty     Receivables                               Stage                        Stage
                                      Retailers,     Purchase        SRI          SRI        Stores,                       Stores
                                          Inc.          Co.      Elimination   Consolidated    Inc.      Eliminations   Consolidated
                                     -----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net cash provided by (used in)
   operating activities ............. $(20,479)       $ 20,583      $   --     $     104   $     (17)      $    --      $     87
                                     -----------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
Acquisitions, net of
  cash acquired .....................  (27,346)           --            --       (27,346)       --              --       (27,346)
Intercompany notes/advances .........     --              --            --          --      (165,899)        165,899
Additions to property, equipment
  and leasehold improvements ........  (26,096)           --            --       (26,096)       --              --       (26,096)
Proceeds from the sale of accounts
  receivable, net ...................   18,284         (18,284)         --          --          --              --          --
                                     -----------------------------------------------------------------------------------------------
  Net cash provided by (used in)
    investing Activities ............  (35,158)        (18,284)         --       (53,442)   (165,899)        165,899     (53,442)
                                     -----------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance
  of long-term debt .................     --            30,000          --        30,000        --              --        30,000
Proceeds from issuance
  of common stock ...................     --              --            --          --       165,969            --       165,969
Payments on long-term debt .......... (140,677)           --            --      (140,677)       --              --      (140,677)
Intercompany notes/advances .........  165,899            --            --       165,899        --          (165,899)       --
Redemption of common stock ..........     --              --            --          --           (46)           --           (46)
Additions to debt issue costs .......   (1,056)         (2,822)         --        (3,878)       --              --        (3,878)
Dividends paid to SRI ...............   29,477         (29,477)         --          --          --              --          --
                                     -----------------------------------------------------------------------------------------------
   Net cash provided by
   (used in) financing activities ...   53,643          (2,299)         --        51,344     165,923        (165,899)     51,368
                                     -----------------------------------------------------------------------------------------------
Net increase (decrease) in cash
  and cash equivalents ..............   (1,994)           --            --        (1,994)          7            --        (1,987)
Cash and cash equivalents:
  Beginning of year .................   20,264            --            --        20,264           9            --        20,273
                                     -----------------------------------------------------------------------------------------------
  End of year ....................... $ 18,270        $   --        $   --     $  18,270   $      19       $    --     $  18,286
                                     ===============================================================================================

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
FISCAL YEAR ENDED JANUARY  31, 1998
(in thousands, unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                           SRI
                             Specialty  Receivables                              Stage       Specialty                   Stage
                             Retailers, Purchase      SRI             SRI        Stores,     Retailers                   Stores
                               Inc.        Co.     Elimination    Consolidated    Inc.       Inc.(NV)    Eliminations  Consolidated
                           --------------------------------------------------------------------------------------------------------
CASH FLOWS FROM
 OPERATING
 ACTIVITIES:
  Net cash provided by
  (used in) operating
  activities ..........    $  36,822     $(17,988)    $    --       $  18,834     $   --       $   --       $    --       $  18,834
                           --------------------------------------------------------------------------------------------------------
CASH FLOWS FROM
  INVESTING
  ACTIVITIES:
Acquisitions, net of
  cash acquired .......       (4,946)        --            --          (4,946)        --           --            --          (4,946)
Investment in
  subsidiaries ........       21,243         --            --          21,243      (21,243)        --            --
Intercompany
  notes/advances ......       22,522         --            --          22,522       (1,279)     (21,243)         --            --
Additions to property,
  equipment and
  leasehold
  improvements ........      (64,859)        --            --         (64,859)        --           --            --         (64,859)
Proceeds from the sale
  of accounts
  receivable, net .....      (19,962)      19,962          --            --           --           --            --            --
Dividends from
  subsidiary ..........        1,904         --          (1,904)         --           --           --            --            --
                           --------------------------------------------------------------------------------------------------------
  Net cash provided by
    (used in) investing
    Activities ........      (44,098)      19,962        (1,904)      (26,040)     (22,522)     (21,243)         --         (69,805)
                           --------------------------------------------------------------------------------------------------------
CASH FLOWS FROM
  FINANCING
  ACTIVITIES:
Proceeds from working
  capital facility ....       45,700         --            --          45,700         --           --            --          45,700
Proceeds from issuance
  of long-term debt ...      299,718         --            --         299,718         --           --            --         299,718
Proceeds from issuance
  of common stock .....         --           --            --            --         22,522         --            --          22,522
Proceeds from capital
  contributions .......      (21,243)        --            --         (21,243)        --        (21,243)         --            --
Payments on long-
  term debt ...........     (299,533)        --            --        (299,533)        --           --            --        (299,533)
Additions to debt
  issue costs .........      (12,337)         (70)         --         (12,407)        --           --            --         (12,407)
Dividend paid .........         --         (1,904)        1,904          --           --           --            --            --
                           --------------------------------------------------------------------------------------------------------
  Net cash provided by
    (used in) financing
    activities ........       12,305       (1,974)        1,904        12,235       22,522       21,243          --          56,000
                           --------------------------------------------------------------------------------------------------------
Net increase in cash
  and cash equivalents         5,029         --            --           5,029         --           --            --           5,029
Cash and cash
  equivalents:
  Beginning of year ...       18,270         --            --          18,270           16         --            --          18,286
                           --------------------------------------------------------------------------------------------------------
  End of year .........    $  23,299     $   --       $    --       $  23,299     $     16     $   --       $    --       $  23,315
                           ========================================================================================================

                                  EXHIBIT INDEX

    The following documents are the exhibits to the Form 10-K. For convenient reference, each exhibit is listed according to the Exhibit Table of Regulation S-K.

  EXHIBIT
   NUMBER                                         EXHIBIT
   ------                                         -------

    *2.1      Agreement and Plan of Merger, dated as of March 5, 1997, between
                Stage Stores, Inc. and C.R. Anthony Company (Incorporated by Reference to Exhibit 2.1 of Registration No. 333-27809 on Form S-4).

    *2.2      First Amendment to Agreement and Plan of Merger, dated as of May
                20, 1997, between Stage Stores, Inc. and C. R. Anthony Company (Incorporated by Reference to Exhibit 2.2 of Registration No. 333-27809 on Form S-4).

    *3.1      Amended and Restated Certificate of Incorporation of Stage Stores,
                Inc. (Incorporated by Reference to Exhibit 3.3 of Registration No. 333-5855 on Form S-1).

    *3.2      Amended and Restated By-Laws of Stage Stores, Inc. (Incorporated
                by Reference to Exhibit 3.4 of Registration No. 333-5855 on Form S-1).

    *3.3      Restated Articles Certificate of Incorporation of Specialty
                Retailers, Inc. (Incorporated by Reference to Exhibit 3.3 of Registration No. 333-32695 on Form S-4).

    *3.4      Amended and Restated Bylaws of Specialty Retailers, Inc.
                (Incorporated by Reference to Exhibit 3.4 of Registration No. 333-32695 on Form S-4).

    *3.5      Certificate of Incorporation of Specialty Retailers,  Inc. (NV)
                (Incorporated by Reference to Exhibit 3.5 of Registration No. 333-32695 on Form S-4).

    *3.6      Bylaws of Specialty Retailers, Inc. (NV) (Incorporated by
                Reference to Exhibit 3.6 of Registration No. 333-32695 on Form S-4).

    *4.1      Credit Agreement dated as of June 17, 1997 by and among Specialty
                 Retailers, Inc., Stage Stores, Inc., the banks named therein and Credit Suisse First Boston (Incorporated by Reference to
                 Exhibit 4.1 of Registration No. 333-32695 on Form S-4).

    *4.2      Indenture dated as of June 17, 1997 relating to the $200,000,000 aggregate principal amount of 8 1/2% Senior Notes due 2005 among Specialty Retailers, Inc., Stage Stores, Inc. and State Street Bank and Trust Company, and First Supplemental Indenture dated as of July 2, 1997 (Incorporated by Reference to Exhibit 4.2 of Registration No. 333-32695 on Form S-4).

    *4.3      Indenture dated as of June 17, 1997 relating to the $100,000,000 aggregate principal amount of 9% Senior Subordinated Notes due 2007 among Specialty Retailers, Inc., Stage Stores, Inc. and State Street Bank and Trust Company, and First Supplemental Indenture dated as of July 2, 1997 (Incorporated by
                 Reference to Exhibit 4.3 of Registration No. 333-32695 on
                 Form S-4).

    *4.4      Indenture between 3 Bealls Holding Corporation and Bankers Trust
                 Company, as Trustee, relating to 3 Bealls Holding Corporation's 9% Subordinated Debentures due 2002 (Incorporated by Reference to Exhibit 4.2 of Registration No. 33-24571 on Form S-4) and First Supplemental Indenture dated August 2, 1993 (Incorporated by Reference to Exhibit 4.4 of Registration No. 33-68258 on Form S-4).

    *4.5      Indenture between 3 Bealls Holding Corporation and IBJ Schroder
                 Bank and Trust Company, as Trustee, relating to 3 Bealls Holding Corporation's 7% Junior Subordinated Debentures due 2002 (Incorporated by Reference to Exhibit 4.3 of Registration No. 33-24571 on Form S-4) and First Supplemental Indenture dated August 2, 1993 (Incorporated by Reference to Exhibit 4.5 of Registration No. 33-68258 on Form S-4).

    *4.6      Indenture among SRI Receivables Purchase Co., Inc., Specialty
                 Retailers, Inc., as Administrative Agent, and Bankers Trust Company, as Trustee and Collateral Agent, relating to the 12.5% Trust Certificate-Backed Notes of SRI Receivables Purchase Co., Inc. (including form of note). (Incorporated by Reference to Exhibit 4.1 on Form 10-Q of Apparel Retailers Inc., dated
                 May 4, 1996).

    *4.7      Series 1997-1 Supplement dated as of December 3, 1997 to Amended and Restated Pooling and Servicing Agreement dated as of August 11, 1995 and Amended on May 30, 1996 by and among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc. and Bankers Trust (Delaware) on behalf of the Series 1997-1 Certificateholders (Incorporated by Reference to Exhibit 10.1 on Form 10-Q of Stage Stores, Inc., dated November 1, 1997).

   **4.8      Class A Certificate Purchase Agreement amount SRI Receivables
                Purchase Co., Inc., Specialty Retailers, Inc., the Class A Purchasers party thereto and Credit Suisse First Boston dated as of December 3, 1997.

   **4.9      Class B Certificate Purchase Agreement amount SRI Receivables
                Purchase Co., Inc., Specialty Retailers, Inc., the Class B Purchasers party thereto and Credit Suisse First Boston dated as of December 3, 1997.

    *4.10     Amended and Restated Series 1993-1 Supplement among SRI
                 Receivables Purchase Co., Inc., Specialty Retailers, Inc. and Bankers Trust (Delaware) dated May 30, 1996 (Incorporated by Reference to Exhibit 4.3 on Form 10-Q of Apparel
                 Retailers, Inc., dated May 4, 1996).

    *4.11     Amended and Restated Series 1995-1 Supplement by and among SRI
                 Receivables Purchase Co., Inc., Specialty Retailers, Inc. and Bankers Trust (Delaware) on behalf of the Series 1995-1 Certificateholders dated May 30, 1996 (Incorporated by Reference to Exhibit 4.6 on Form 10-Q of Apparel Retailers, Inc., dated May 4, 1996).

    *4.12     Amended and Restated Receivables Purchase Agreement among SRI
                 Receivables Purchase Co., Inc. and Originators dated May 30, 1996 (Incorporated by Reference to Exhibit 4.7 on Form 10-Q of Apparel Retailers, Inc., dated May 4, 1996).

    *4.13     Certificate Purchase Agreements between SRI Receivables Purchase
                Co., Inc. and the Purchasers of the Series 1993-1 Offered Certificates (Incorporated by Reference to Exhibit 4.10 of Registration No. 33-68258 on Form S-4).

    *4.14     Certificate Purchase Agreement among SRI Receivables Purchase Co.,
                Inc., Specialty Retailers, Inc. and the Certificate Purchaser dated August 11, 1995 (Incorporated by Reference to Exhibit 4.9 on Form 10-Q of Apparel Retailers, Inc., dated October 28,
                1995).

   *10.1      Registration Agreement by and among Specialty Retailers, Inc.,
                 Tyler Capital Fund, L.P. Tyler Massachusetts, L.P., Tyler International, L.P.-I, Tyler International, L.P.-II, Bain Venture Capital, Citicorp Capital Investors, Ltd., Acadia Partners, L.P., Drexel Burnham Lambert Incorporated, and certain other Purchasers, dated December 29, 1988 (Incorporated by Reference to Exhibit 10.10 of Registration No. 33-27714 on Form S-1) and Amendment to Registration Agreement dated August 2, 1993 (Incorporated by Reference to Exhibit 10.5 of Registration No. 33-68258 on Form S-4).

   *10.2      Apparel Retailers, Inc. Stock Option Plan (Incorporated by
                Reference to Exhibit 10.13 of Registration No. 33-68258 on Form S-4).

  **10.3      Employment Agreement between Stage Stores, Inc. and Carl E.Tooker dated April 1, 1998.

   *10.4      Stock Option Agreement between Specialty Retailers, Inc. and Carl
                E. Tooker dated June 9, 1993 (Incorporated by Reference to
                Exhibit 10.18 of Registration No. 33-68258 on Form S-4).

  **10.5      Employment Agreement between Harry Brown and Stage Stores, Inc.
                dated April 1,1998.

  **10.6      Employment Agreement between James Marcum and Stage Stores, Inc.
                dated April 1, 1998.

  **10.7      Employment between Stephen Lovell and Stage Stores, Inc. dated
                April 1, 1998.

  **10.8      Employment Agreement between Ron Lucas and Stage Stores,  Inc.
                dated April 1, 1998.

  **10.9      Employment Agreement between Jim Bodemuller and Stage Stores, Inc.
                dated April 1, 1998.

   *10.10     Securities Purchase Agreement among Palais Royal, Inc. and certain selling stockholders of Uhlmans, dated May 9, 1996 (Incorporated by Reference to Exhibit 10.1 on Form 10-Q of Stage Stores, Inc., dated June 12, 1996).

   *10.11     Stage Stores, Inc. Equity Incentive Plan  (Incorporated by
                Reference to Exhibit 10.29 of Registration No. 333-5855 of Form S-1).

   *21.1      List of Registrant's Subsidiaries  (Incorporated by Reference to
                Exhibit 21.1 of Registration No. 333-32695 on Form S-4).

  **23.1      Consent of Price Waterhouse LLP.

  **27.1      Financial Data Schedule.

----------
*   Previously Filed
**  Filed Herewith