Form 10-Q
period 1998-05-02
STAGE STORES INC
filed 1998-06-12
CIK 6885

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(MARK ONE)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 2, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock of Stage Stores, Inc. outstanding as of June 2, 1998 was 26,521,142 shares of Common Stock and 1,250,584 shares of Class B Common Stock.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               STAGE STORES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                        (in thousands, except par values)

                                                                          January 31,
                                                             May 2, 1998     1998
                                                              ---------    ---------
                                                             (unaudited)
                                     ASSETS
Cash and cash equivalents .................................   $  20,460    $  23,315
Undivided interest in accounts receivable trust ...........      55,567       61,211
Merchandise inventories, net ..............................     354,169      303,115
Prepaid expenses ..........................................      25,391       20,417
Other current assets ......................................      57,712       57,788
                                                              ---------    ---------
      Total current assets ................................     513,299      465,846

Property, equipment and leasehold improvements, net .......     194,838      171,654
Goodwill, net .............................................      94,752       95,486
Other assets ..............................................      26,254       26,410
                                                              ---------    ---------
      Total assets ........................................   $ 829,143    $ 759,396
                                                              =========    =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable ..........................................   $  88,124    $  91,799
Accrued interest ..........................................      10,959        2,044
Accrued expenses and other current liabilities ............      54,342       53,939
                                                              ---------    ---------
      Total current liabilities ...........................     153,425      147,782

Long-term debt including credit facilities ................     449,652      395,248
Other long-term liabilities ...............................      11,462       11,288
                                                              ---------    ---------
      Total liabilities ...................................     614,539      554,318
                                                              ---------    ---------
Preferred stock, par value $1.00, non-voting,
  3 shares authorized, no shares
  issued or outstanding ...................................        --           --
Common stock, par value $0.01, 75,000 shares
  authorized, 26,608 and 26,500 shares
  issued and outstanding, respectively ....................         266          265
Class B common stock, par value $0.01, non-voting,
  3,000 shares authorized, 1,250 shares
  issued and outstanding ..................................          13           13
Additional paid-in capital ................................     265,169      264,679
Accumulated deficit .......................................     (50,289)     (59,324)
Accumulated other comprehensive income ....................        (555)        (555)
                                                              ---------    ---------
   Stockholders' equity ...................................     214,604      205,078
                                                              ---------    ---------
Commitments and contingencies .............................        --           --
                                                              ---------    ---------
      Total liabilities and stockholders' equity ..........   $ 829,143    $ 759,396
                                                              =========    =========

         The accompanying notes are an integral part of this statement.

                               STAGE STORES, INC.
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                              Three Months Ended
                                                           -------------------------
                                                           May 2, 1998   May 3, 1997
                                                           -----------   -----------
Net sales ..............................................   $   272,788   $   191,512
Cost of sales and related buying,
   occupancy and distribution expenses .................       185,563       129,587
                                                           -----------   -----------
Gross profit ...........................................        87,225        61,925

Selling, general and administrative expenses ...........        61,630        41,258
Store opening and closure costs ........................           317           143
                                                           -----------   -----------
Operating income .......................................        25,278        20,524

Interest, net ..........................................        10,467         8,942
                                                           -----------   -----------
Income before income tax ...............................        14,811        11,582
Income tax expense .....................................         5,776         4,488
                                                           -----------   -----------
Net income .............................................   $     9,035   $     7,094
                                                           ===========   ===========
BASIC EARNINGS PER COMMON SHARE DATA:

Basic earnings per common share ........................   $      0.33   $      0.30
                                                           ===========   ===========
Basic weighted average common shares outstanding .......        27,792        23,292
                                                           ===========   ===========
DILUTED EARNINGS PER COMMON SHARE DATA:

Diluted earnings per common share ......................   $      0.32   $      0.30
                                                           ===========   ===========
Diluted weighted average common shares outstanding .....        28,507        23,904
                                                           ===========   ===========

         The accompanying notes are an integral part of this statement.

                               STAGE STORES, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                              Three Months Ended
                                                                          --------------------------
                                                                          May 2, 1998    May 3, 1997
                                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..........................................................   $     9,035    $     7,094
                                                                          -----------    -----------
  Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
    Depreciation and amortization .....................................         6,290          3,620
    Deferred income taxes .............................................           607            487
    Accretion of discount .............................................           260            146
    Amortization of debt issue costs ..................................           603            530
    Changes in operating assets and liabilities:
      Decrease in undivided interest in accounts receivable trust .....         5,644         15,290
      Increase in merchandise inventories .............................       (51,054)       (35,045)
      (Increase) decrease in other assets .............................        (6,206)         9,805
      Increase (decrease) in accounts payable and accrued liabilities .         5,831         (1,040)
                                                                          -----------    -----------
        Total adjustments .............................................       (38,025)        (6,207)
                                                                          -----------    -----------
      Net cash provided by (used in) operating activities .............       (28,990)           887
                                                                          -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, equipment and leasehold improvements .........       (28,486)        (9,097)
                                                                          -----------    -----------
      Net cash used in investing activities ...........................       (28,486)        (9,097)
                                                                          -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from working capital facility ..............................        54,300           --
  Proceeds from issuance of common stock ..............................           491             20
  Payments on long-term debt ..........................................          (170)          --
  Additions to debt issue costs .......................................          --              (79)
                                                                          -----------    -----------
      Net cash provided by (used in) financing activities .............        54,621            (59)
                                                                          -----------    -----------
  Net decrease in cash and cash equivalents ...........................        (2,855)        (8,269)

  Cash and cash equivalents:
    Beginning of period ...............................................        23,315         18,286
                                                                          ===========    ===========
    End of period .....................................................   $    20,460    $    10,017
                                                                          ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid .......................................................   $       840    $    13,247
                                                                          ===========    ===========
  Income taxes paid (refunded) ........................................   $    (2,825)   $         2
                                                                          ===========    ===========

         The accompanying notes are an integral part of this statement.

                               STAGE STORES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (unaudited)

                                            Common Stock
                            -----------------------------------------------
                                                            Class B
                                                     ----------------------
                                                                              Additional                   Accumulated
                              Shares                   Shares                  Paid-in     Accumulated    Comprehensive
                            Outstanding    Amount    Outstanding    Amount     Capital       Deficit          Income         Total
                            -----------   --------   -----------   --------   ----------   -----------    -------------   --------
Balance, January 31, 1998        26,500   $    265         1,250   $     13   $  264,679   $   (59,324)   $        (555)  $205,078

Net income ..............          --         --            --         --           --           9,035             --        9,035

Issuance of stock .......           108          1          --         --            490          --               --          491
                            -----------   --------   -----------   --------   ----------   -----------    -------------   --------

Balance, May 2, 1998 ....        26,608   $    266         1,250   $     13   $  265,169   $   (50,289)   $ (555)         $214,604
                            ===========   ========   ===========   ========   ==========   ===========    =============   ========

         The accompanying notes are an integral part of this statement.

                               STAGE STORES, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

           1. The accompanying unaudited consolidated condensed financial statements of Stage Stores, Inc. ("Stage Stores") have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Those adjustments, which include only normal recurring adjustments, that are in the opinion of management, necessary for a fair presentation of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended January 31, 1998 filed with Stage Stores's Annual Report on Form 10-K. Certain reclassifications have been made to prior year amounts to conform with the current year presentation. The fiscal years discussed herein end on the Saturday nearest to January 31 in the following calendar year. For example, references to "1998" mean the fiscal year ended January 30, 1999.

           Stage Stores conducts its business primarily through it's wholly owned subsidiary Specialty Retailers, Inc. ("SRI") which, as of May 2, 1998, operated 616 family apparel stores predominately located in the central United States. Stage Stores and SRI are collectively referred to herein as the "Company".

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

           3. During June 1997, SRI completed an offering of $300.0 million of long-term indebtedness consisting of $200.0 million in aggregate principal amount of 8 1/2% Senior Notes due 2005 and $100.0 million in aggregate principal amount of 9% Senior Subordinated Notes due 2007 (collectively, the "Note Offering"). The gross proceeds from the issuance of these notes (approximately $299.7 million) were used to: (i) retire the Company's existing 10% Senior Notes due 2000 and 11% Senior Subordinated Notes due 2003; (ii) to pay related fees and expenses; and (iii) to pay costs associated with the acquisition of C.R. Anthony Company ("CR Anthony"). Concurrently with this transaction, the Company entered into a new credit facility with a group of lenders (the "Credit Facility"). The Credit Facility provides for a $100.0 million working capital and letter of credit facility and a $100.0 million expansion revolving credit facility. The Credit Facility replaced the Company's existing $75.0 million credit facility. In connection with the above transactions, the Company recorded an extraordinary charge during the second quarter of 1997 of $17.4 million, net of applicable income taxes of $11.1 million, related to the tender premiums and write off of unamortized debt issue costs associated with the retired debt.

           4. During June 1997, the Company acquired CR Anthony which operated 246 family apparel stores in small markets throughout the central and midwestern United States under the names "Anthony's" and "Anthony's Limited". The Company issued 3,607,044 shares in exchange for the outstanding common stock of CR Anthony. The purchase price for CR Anthony (including the common stock issued by the Company) was approximately $77.2 million, including acquisition costs and net of cash acquired. CR Anthony had net sales of $288.4 million and net income of $4.8 million for the year ended February 1, 1997.

           5. During September 1997, the Company completed an offering of approximately 7.1 million shares of common stock at a price of $34 7/8 per share. 6.4 million shares of this offering were secondary shares representing the shares owned by two venture capital firms. The remaining 650,000 shares were issued as primary shares, a result of an over-allotment provision. The shares sold by the Company resulted in net proceeds to the Company of approximately $20.7 million, which were used to reduce borrowings outstanding under the Company's Credit Facility.

           6. During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components ( revenues, expenses, gains, and losses) in a full set of general-purpose financial statements.

           7. The consolidating condensed financial information for Stage Stores and its wholly owned subsidiaries is presented to satisfy disclosure requirements pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934 with respect to wholly owned subsidiaries of Stage Stores who are individually registrants with the SEC. SRI is the primary obligor under the 8 1/2% Senior Notes due 2005 and 9% Senior Subordinates Notes due 2007 (see Note
3). Stage Stores and Specialty Retailers, Inc. (NV), a wholly owned subsidiary of Stage Stores which was incorporated during June 1997, are guarantors under such indebtedness. Stage Stores has not presented separate financial statements and other disclosures concerning SRI and Specialty Retailers, Inc. (NV) because management has determined that such information is not material to investors.

           SRPC, a wholly owned subsidiary of Stage Stores, securitizes the credit receivables of the Company. The results of operations of SRPC are not indicative of the total operating performance of the Company's Accounts Receivable Program. For a summary of the total consolidated operating performance of the Company's Accounts Receivable Program, see Note 4 to the Company's Consolidated Financial Statements filed with Stage Stores's Annual Report on Form 10-K. The consolidating condensed financial information for Stage Stores and its wholly-owned subsidiaries are presented below.


CONSOLIDATING CONDENSED BALANCE SHEET
MAY 2, 1998
(in thousands, unaudited)

                                    Specialty           SRI
                                    Retailers,       Receivables         SRI            SRI
                                       Inc.          Purchase Co.    Eliminations   Consolidated
                                  ---------------    ------------    ------------    -----------
             ASSETS

Cash and cash equivalents .....   $        20,458    $       --      $       --      $    20,458
Undivided interest in accounts
   receivable trust ...........           (12,327)         67,894            --           55,567
Merchandise inventories, net ..           354,169            --              --          354,169
Prepaid expenses ..............            25,083             308            --           25,391
Other current assets ..........            49,974           7,738            --           57,712
                                  ---------------    ------------    ------------    -----------
   Total current assets .......           437,357          75,940            --          513,297

Property, equipment and
   leasehold improvements, net            193,466            --              --          193,466
Goodwill, net .................            94,752            --              --           94,752
Other assets ..................            20,779           5,475            --           26,254
Investment in subsidiaries ....            40,942            --           (40,942)          --
                                  ===============    ============    ============    ===========
                                  $       787,296    $     81,415    $    (40,942)   $   827,769
                                  ===============    ============    ============    ===========
 LIABILITIES AND STOCKHOLDERS'
             EQUITY
Accounts payable ..............   $        88,124    $       --      $       --      $    88,124
Accrued interest ..............             9,536           1,423            --           10,959
Accrued expenses and other
   current liabilities ........            52,675           1,400            --           54,075
                                  ---------------    ------------    ------------    -----------
   Total current liabilities ..           150,335           2,823            --          153,158

Long-term debt ................           419,652          30,000            --          449,652
Intercompany notes/advances ...           159,514           7,650            --          167,164
Other long-term liabilities ...            10,468            --              --           10,468
                                  ---------------    ------------    ------------    -----------
   Total liabilities ..........           739,969          40,473            --          780,442
                                  ---------------    ------------    ------------    -----------
Preferred stock ...............              --              --              --             --
Common stock ..................              --              --              --             --
Class B common stock ..........              --              --              --             --
Additional paid-in capital ....             3,317          35,563         (35,563)         3,317
Accumulated earnings (deficit)             44,565           5,379          (5,379)        44,565
Accumulated other comprehensive
   income .....................              (555)           --              --             (555)
                                  ---------------    ------------    ------------    -----------
   Stockholders' equity .......            47,327          40,942         (40,942)        47,327
                                  ===============    ============    ============    ===========
                                  $       787,296    $     81,415    $    (40,942)   $   827,769
                                  ===============    ============    ============    ===========
                                                    Specialty
                                     Stage          Retailers,                       Stage Stores
                                  Stores, Inc.      Inc. (NV)        Eliminations    Consolidated
                                  ------------    ---------------    ------------    ------------
             ASSETS

Cash and cash equivalents .....   $          2    $          --      $       --      $     20,460
Undivided interest in accounts
   receivable trust ...........           --                 --              --            55,567
Merchandise inventories, net ..           --                 --              --           354,169
Prepaid expenses ..............           --                 --              --            25,391
Other current assets ..........           --                 --              --            57,712
                                  ------------    ---------------    ------------    ------------
   Total current assets .......              2               --              --           513,299

Property, equipment and
   leasehold improvements, net            --                1,372            --           194,838
Goodwill, net .................           --                 --              --            94,752
Other assets ..................           --                 --              --            26,254
Investment in subsidiaries ....        214,131               --          (214,131)           --
                                  ============    ===============    ============    ============
                                  $    214,133    $         1,372    $   (214,131)   $    829,143
                                  ============    ===============    ============    ============
 LIABILITIES AND STOCKHOLDERS'
             EQUITY
Accounts payable ..............   $       --      $          --      $       --      $     88,124
Accrued interest ..............           --                 --              --            10,959
Accrued expenses and other
   current liabilities ........            267               --              --            54,342
                                  ------------    ---------------    ------------    ------------
   Total current liabilities ..            267               --              --           153,425

Long-term debt ................           --                 --              --           449,652
Intercompany notes/advances ...         (1,732)          (165,432)           --              --
Other long-term liabilities ...            994               --              --            11,462
                                  ------------    ---------------    ------------    ------------
   Total liabilities ..........           (471)          (165,432)           --           614,539
                                  ------------    ---------------    ------------    ------------
Preferred stock ...............           --                 --              --              --
Common stock ..................            266               --              --               266
Class B common stock ..........             13               --              --                13
Additional paid-in capital ....        265,169            159,002        (162,319)        265,169
Accumulated earnings (deficit)         (50,289)             7,802         (52,367)        (50,289)
Accumulated other comprehensive
   income .....................           (555)              --               555            (555)
                                  ------------    ---------------    ------------    ------------
   Stockholders' equity .......        214,604            166,804        (214,131)        214,604
                                  ============    ===============    ============    ============
                                  $    214,133    $         1,372    $   (214,131)   $    829,143
                                  ============    ===============    ============    ============

CONSOLIDATING CONDENSED BALANCE SHEET
JANUARY 31, 1998
(in thousands, unaudited)

                                      Specialty           SRI
                                      Retailers,      Receivables         SRI             SRI
                                         Inc.         Purchase Co.    Eliminations    Consolidated
                                   ---------------    ------------    ------------    ------------
        ASSETS
Cash and cash equivalents ......   $        23,299    $       --      $       --      $     23,299
Undivided interest in accounts
   receivable trust ............           (11,234)         72,445            --            61,211
Merchandise inventories, net ...           303,115            --              --           303,115

Prepaid expenses ...............            19,944             473            --            20,417
Other current assets ...........            49,980           7,808            --            57,788
                                   ---------------    ------------    ------------    ------------
   Total current assets ........           385,104          80,726            --           465,830

Property, equipment and
   leasehold improvements, net .           170,401            --              --           170,401
Goodwill, net ..................            95,486            --              --            95,486
Other assets ...................            20,653           5,757            --            26,410
Investment in subsidiaries .....            40,312            --           (40,312)           --
                                   ---------------    ------------    ------------    ------------
                                   $       711,956    $     86,483    $    (40,312)   $    758,127
                                   ===============    ============    ============    ============
 LIABILITIES AND STOCKHOLDERS'
             EQUITY
Accounts payable ...............   $        91,799    $       --      $       --      $     91,799
Accrued interest ...............             1,556             488            --             2,044
Accrued expenses and other
   current liabilities .........            53,545             142            --            53,687
                                   ---------------    ------------    ------------    ------------
   Total current liabilities ...           146,900             630            --           147,530

Long-term debt .................           365,248          30,000            --           395,248

Intercompany notes/advances ....           149,258          14,324            --           163,582
Other long-term liabilities ....             9,874           1,217            --            11,091
                                   ---------------    ------------    ------------    ------------
   Total liabilities ...........           671,280          46,171            --           717,451
                                   ---------------    ------------    ------------    ------------
Preferred stock ................              --              --              --              --
Common stock ...................              --              --              --              --
Class B common stock ...........              --              --              --              --
Additional paid-in capital .....             3,317          34,556         (34,556)          3,317

Accumulated earnings (deficit) .            37,914           5,756          (5,756)         37,914
Accumulated other comprehensive
   income ......................              (555)           --              --              (555)
                                   ---------------    ------------    ------------    ------------
   Stockholders' equity ........            40,676          40,312         (40,312)         40,676
                                   ===============    ============    ============    ============
                                   $       711,956    $     86,483    $    (40,312)   $    758,127
                                   ===============    ============    ============    ============
                                                     Specialty
                                       Stage       Retailers, Inc.                    Stage Stores
                                   Stores, Inc.         (NV)          Eliminations    Consolidated
                                   ------------    ---------------    ------------    ------------
        ASSETS
Cash and cash equivalents ......   $         16    $          --      $       --      $     23,315
Undivided interest in accounts
   receivable trust ............           --                 --              --            61,211
Merchandise inventories, net ...           --                 --              --           303,115

Prepaid expenses ...............           --                 --              --            20,417
Other current assets ...........           --                 --              --            57,788
                                   ------------    ---------------    ------------    ------------
   Total current assets ........             16               --              --           465,846

Property, equipment and
   leasehold improvements, net .           --                1,253            --           171,654
Goodwill, net ..................           --                 --              --            95,486
Other assets ...................           --                 --              --            26,410
Investment in subsidiaries .....        205,075               --          (205,075)           --
                                   ------------    ---------------    ------------    ------------
                                   $    205,091    $         1,253    $   (205,075)   $    759,396
                                   ============    ===============    ============    ============
 LIABILITIES AND STOCKHOLDERS'
             EQUITY
Accounts payable ...............   $       --      $          --      $       --      $     91,799
Accrued interest ...............           --                 --              --             2,044
Accrued expenses and other
   current liabilities .........            252               --              --            53,939
                                   ------------    ---------------    ------------    ------------
   Total current liabilities ...            252               --              --           147,782

Long-term debt .................           --                 --              --           395,248

Intercompany notes/advances ....           (436)          (163,146)           --              --
Other long-term liabilities ....            197               --              --            11,288
                                   ------------    ---------------    ------------    ------------
   Total liabilities ...........             13           (163,146)           --           554,318
                                   ------------    ---------------    ------------    ------------
Preferred stock ................           --                 --              --              --
Common stock ...................            265               --              --               265
Class B common stock ...........             13               --              --                13
Additional paid-in capital .....        264,679            159,002        (162,319)        264,679

Accumulated earnings (deficit) .        (59,324)             5,397         (43,311)        (59,324)
Accumulated other comprehensive
   income ......................           (555)              --               555            (555)
                                   ------------    ---------------    ------------    ------------
   Stockholders' equity ........        205,078            164,399        (205,075)        205,078
                                   ============    ===============    ============    ============
                                   $    205,091    $         1,253    $   (205,075)   $    759,396
                                   ============    ===============    ============    ============

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS ENDED MAY 2, 1998
(in thousands, unaudited)

                                     Specialty           SRI
                                     Retailers,       Receivables         SRI             SRI
                                        Inc.          Purchase Co.    Eliminations    Consolidated
                                   ---------------    ------------    ------------    ------------
Net sales ......................   $       272,788    $       --      $       --      $    272,788
Cost of sales and related
   buying, occupancy and
   distribution expenses .......           185,563            --              --           185,563
                                   ---------------    ------------    ------------    ------------
Gross profit ...................            87,225            --              --            87,225

Selling, general and
   administrative expenses .....            61,887            (316)           --            61,571
Store opening and closure costs .              317            --              --               317
                                   ---------------    ------------    ------------    ------------
Operating income ...............            25,021             316            --            25,337

Interest expense, net ..........            14,890            (685)           --            14,205
                                   ---------------    ------------    ------------    ------------
Income (loss) before income
    taxes ......................            10,131           1,001            --            11,132
Income tax expense .............             4,110             371            --             4,481
                                   ---------------    ------------    ------------    ------------
Income (loss) before equity in
   net earnings of subsidiaries              6,021             630            --             6,651
Equity in net earnings of
   subsidiaries ................               630            --              (630)           --
                                   ---------------    ------------    ------------    ------------
Net income .....................   $         6,651    $        630    $       (630)   $      6,651
                                   ===============    ============    ============    ============
                                                     Specialty
                                       Stage       Retailers, Inc.                    Stage Stores
                                   Stores, Inc.         (NV)          Eliminations    Consolidated
                                   ------------    ---------------    ------------    ------------
Net sales ......................   $       --      $          --      $       --      $    272,788
Cost of sales and related
   buying, occupancy and
   distribution expenses .......           --                 --              --           185,563
                                   ------------    ---------------    ------------    ------------
Gross profit ...................           --                 --              --            87,225

Selling, general and
   administrative expenses .....             21                 38            --            61,630
Store opening and closure costs .          --                 --              --               317
                                   ------------    ---------------    ------------    ------------
Operating income ...............            (21)               (38)           --            25,278

Interest expense, net ..........           --               (3,738)           --            10,467
                                   ------------    ---------------    ------------    ------------
Income (loss) before income
    taxes ......................            (21)             3,700            --            14,811
Income tax expense .............           --                1,295            --             5,776
                                   ------------    ---------------    ------------    ------------
Income (loss) before equity in
   net earnings of subsidiaries             (21)             2,405            --             9,035
Equity in net earnings of
   subsidiaries ................          9,056               --            (9,056)           --
                                   ------------    ---------------    ------------    ------------
Net income .....................   $      9,035    $         2,405    $     (9,056)   $      9,035
                                   ============    ===============    ============    ============

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS ENDED MAY 3, 1997
(in thousands, unaudited)

                                     Specialty           SRI
                                     Retailers,       Receivables         SRI             SRI
                                        Inc.          Purchase Co.    Eliminations    Consolidated
                                   ---------------    ------------    ------------    ------------
Net sales ......................   $       191,512    $       --      $       --      $    191,512
Cost of sales and related
   buying, occupancy and
   distribution expenses .......           129,587            --              --           129,587
                                   ---------------    ------------    ------------    ------------
Gross profit ...................            61,925            --              --            61,925

Selling, general and
   administrative expenses .....            42,833          (1,585)           --            41,248
Store opening and closure costs .              143            --              --               143
                                   ---------------    ------------    ------------    ------------
Operating income ...............            18,949           1,585            --            20,534

Interest expense, net ..........             8,882              60            --             8,942
                                   ---------------    ------------    ------------    ------------
Income (loss) before income
    taxes ......................            10,067           1,525            --            11,592
Income tax expense .............             3,921             567            --             4,488
                                   ---------------    ------------    ------------    ------------
Income (loss) before equity in
   net earnings of subsidiaries .            6,146             958            --             7,104
Equity in net earnings of
   subsidiaries ................               958            --              (958)           --
                                   ---------------    ------------    ------------    ------------
Net income .....................   $         7,104    $        958    $       (958)   $      7,104
                                   ===============    ============    ============    ============
                                        Stage                          Stage Stores
                                    Stores, Inc.     Eliminations      Consolidated
                                    ------------    ---------------    ------------
Net sales ......................    $       --      $          --      $    191,512
Cost of sales and related
   buying, occupancy and
   distribution expenses .......            --                 --           129,587
                                    ------------    ---------------    ------------
Gross profit ...................            --                               61,925

Selling, general and
   administrative expenses .....              10               --            41,258
Store opening and closure costs .           --                 --               143
                                    ------------    ---------------    ------------
Operating income ...............             (10)              --            20,524

Interest expense, net ..........            --                 --             8,942
                                    ------------    ---------------    ------------
Income (loss) before income
    taxes ......................             (10)              --            11,582
Income tax expense .............            --                 --             4,488
                                    ------------    ---------------    ------------
Income (loss) before equity in
   net earnings of subsidiaries .            (10)              --             7,094
Equity in net earnings of
   subsidiaries ................           7,104             (7,104)           --
                                    ------------    ---------------    ------------
Net income .....................    $      7,094    $        (7,104)   $      7,094
                                    ============    ===============    ============

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MAY 2, 1998
(in thousands, unaudited)

                                        Specialty           SRI
                                        Retailers,       Receivables         SRI             SRI
                                           Inc.          Purchase Co.    Eliminations    Consolidated
                                      ---------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash used in operating
    activities ....................   $       (24,265)   $     (4,711)   $       --      $    (28,976)
                                      ---------------    ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Intercompany notes/advances .......               491            --              --               491
Additions to property, equipment
   and leasehold improvements .....           (28,486)           --              --           (28,486)
Proceeds from the sales of ........            (5,718)          5,718
   accounts receivable, net .......             1,007            --            (1,007)           --
Dividend from subsidiary
                                      ---------------    ------------    ------------    ------------
   Net cash provided by (used in)
     investing activities .........           (32,706)          5,718          (1,007)        (27,995)
                                      ---------------    ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from working capital
   facility .......................            54,300            --              --            54,300
Proceeds from issuance of common
   stock ..........................              --              --              --              --
Payments on long-term debt ........              (170)           --              --              (170)
Dividend paid .....................              --            (1,007)          1,007            --
                                      ---------------    ------------    ------------    ------------
   Net cash provided by (used in)
    financing activities ..........            54,130          (1,007)          1,007          54,130
                                      ---------------    ------------    ------------    ------------
Net decrease in cash and cash
   equivalents ....................            (2,841)           --              --            (2,841)
Cash and cash equivalents:
   Beginning of period ............            23,299            --              --            23,299
                                      ---------------    ------------    ------------    ------------
   End of period ..................   $        20,458    $       --      $       --      $     20,458
                                      ===============    ============    ============    ============
                                                        Specialty
                                          Stage       Retailers, Inc.                    Stage Stores
                                      Stores, Inc.         (NV)          Eliminations    Consolidated
                                      ------------    ---------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash used in operating
    activities ....................   $        (14)   $          --     $       --     $    (28,990)
                                      ------------    ---------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Intercompany notes/advances .......           (491)              --             --             --
Additions to property, equipment
   and leasehold improvements .....           --                 --             --          (28,486)
Proceeds from the sales of ........
   accounts receivable, net .......           --                 --             --             --
Dividend from subsidiary
                                      ------------    ---------------   ------------   ------------
   Net cash provided by (used in)
     investing activities .........           (491)              --             --          (28,486)
                                      ------------    ---------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from working capital
   facility .......................           --                 --             --           54,300
Proceeds from issuance of common
   stock ..........................            491                              --              491
Payments on long-term debt ........           --                 --             --             (170)
Dividend paid .....................           --                 --             --             --
                                      ------------    ---------------   ------------   ------------
   Net cash provided by (used in)
    financing activities ..........            491               --             --           54,621
                                      ------------    ---------------   ------------   ------------
Net decrease in cash and cash
   equivalents ....................            (14)              --             --           (2,855)
Cash and cash equivalents:
   Beginning of period ............             16               --             --           23,315
                                      ------------    ---------------   ------------   ------------
   End of period ..................   $          2    $          --     $       --     $     20,460
                                      ============    ===============   ============   ============

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MAY 3, 1997
(in thousands, unaudited)

                                        Specialty           SRI
                                        Retailers,       Receivables         SRI             SRI
                                           Inc.          Purchase Co.    Eliminations    Consolidated
                                      ---------------    ------------    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by (used in)
    operating activities ..........   $        16,269    $    (15,382)   $       --      $       887
                                      ---------------    ------------    ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Intercompany notes/advances .......                20            --              --               20
Additions to property, equipment
   and leasehold improvements .....            (9,097)           --              --           (9,097)
Proceeds from the sales of
   accounts receivable, net .......           (15,405)         15,405            --              --
                                      ---------------    ------------    ------------    -----------
   Net cash used in investing
    activities ....................           (24,482)         15,405            --           (9,077)
                                      ---------------    ------------    ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of
Common stock ......................              --              --              --              --
Additions to debt issue costs .....               (56)            (23)           --              (79)
                                      ---------------    ------------    ------------    -----------
   Net cash provided by (used in)
    financing activities ..........               (56)            (23)           --              (79)
                                      ---------------    ------------    ------------    -----------
Net decrease in cash and cash
   equivalents ....................            (8,269)           --              --           (8,269)
Cash and cash equivalents:
   Beginning of period ............            18,270            --              --           18,270
                                      ---------------    ------------    ------------   ------------
   End of period ..................   $        10,001    $       --      $       --     $     10,001
                                      ===============    ============    ============   ============

                                         Stage                           Stage Stores
                                       Stores, Inc.      Eliminations    Consolidated
                                      -------------    ---------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by (used in)
    operating activities ..........   $          --     $       --      $         887
                                      ---------------   ------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Intercompany notes/advances .......              (20)           --              --
Additions to property, equipment
   and leasehold improvements .....              --             --             (9,097)
Proceeds from the sales of
   accounts receivable, net .......              --             --              --
                                      ---------------   ------------    --------------
   Net cash used in investing
    activities ....................              (20)           --             (9,097)
                                      ---------------   ------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of
Common stock ......................               20            --                 20
Additions to debt issue costs .....              --             --                (79)
                                      ---------------   ------------    --------------
   Net cash provided by (used in)
    financing activities ..........              20            --                 (59)
                                      ---------------   ------------    --------------
Net decrease in cash and cash
   equivalents ....................            --              --              (8,269)
Cash and cash equivalents:
   Beginning of period ............             16             --              18,286
                                      ---------------   ------------    --------------
   End of period ..................   $         16    $        --      $       10,017
                                      ============    =============    ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OFFINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

GENERAL

           OVERVIEW. The Company operates the store of choice for well known national brand name family apparel in over 500 small towns and communities predominately across the central United States. The Company has recognized the high level of brand awareness and demand for fashionable, quality apparel by consumers in small markets and has identified these markets as a profitable and underserved niche. The Company has developed a unique franchise focused on these small markets, differentiating itself from the competition by offering a broad range of brand name merchandise with a high level of customer service in convenient locations.

           The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements included in the Company's 1997 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

           Sales for the first quarter of 1998 increased 42.5% to $272.8 million from $191.5 million in the comparable period of 1997. The increase in first quarter sales was primarily due to approximately $13.2 million of sales from stores opened during 1998 and 1997 which are not included in comparable store sales, $61.8 million of sales from the recently acquired CR Anthony stores, as well as a 3.4% increase in first quarter comparable store sales.

           Gross profit increased 40.9% to $87.2 million for the first quarter of 1998 from $61.9 million in the comparable period of 1997. Gross profit as a rate of sales decreased to 32.0% for the first quarter of 1998 from 32.3% in 1997 as a result of the fixed cost component of gross margin associated with the 105 CR Anthony stores with no offsetting sales volume while they were closed during their conversion to the Company's format and trade names as well as a shift in the promotional calendar.

           Selling, general and administrative expenses for the first quarter of 1998 increased 49.2% to $61.6 million from $41.3 million in the comparable period of 1997. Selling, general and administrative expenses as a percentage of sales for the first quarter of 1998 increased to 22.6% from 21.6% in the comparable period of 1997 due primarily to the cost associated with the 105 CR Anthony stores which were closed during a portion of the first quarter in order to convert them to the Company's format and trade names. Credit card receivable charge-offs with respect to the Company's proprietary credit card program, the results of which are included in SG&A, as a percentage of credit card sales for the first quarter of 1998 decreased as compared to the first quarter of 1997 as a result of a continued focus on controlling bad debts. This decrease in charge-offs was offset by a reduction in the service charge and late fee income associated with the program during the first quarter of 1998 due to the Company's efforts in controlling bad debts.

           Store opening and closure costs for the first quarter of 1998 increased to $0.3 million from $0.1 million for the same period of 1997 due to an increase in the number of stores opened during the first three months of 1998 as compared to the same period in 1997.

           Operating income for the first quarter of 1998 increased 23.4% to $25.3 million from $20.5 million for the first quarter of 1998. Operating income as a percent of sales for the first quarter of 1998 was 9.3% as compared to 10.7% for the first quarter of 1997, due to the incremental costs associated with the 105 CR Anthony stores which were closed during a portion of the first quarter in order to convert these stores to the Company's format and trade names.

           Net interest expense for the first quarter of 1998 increased 18.0% to $10.5 million from $8.9 million for the comparable period in 1997 due to higher levels of borrowings associated with the Company's expansion program.

           As a result of the foregoing, the Company's net income for the first quarter of 1998 increased to $9.0 million as compared to $7.1 million for the comparable period in 1997.

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

           The following table shows certain unaudited financial information for the Company by quarter (in thousands):

                                  1998                          1997
                              ---------   -------------------------------------------------
                                  Q1          Q1          Q2             Q3          Q4
                              ---------   ---------    ---------     ---------    ---------
                                                   (dollars in thousands)
Net sales .................   $ 272,788   $ 191,512    $ 238,137     $ 274,269    $ 369,398
Gross profit ..............      87,225      61,925       73,902        86,822      120,488
Operating income ..........      25,278      20,524       19,736        15,789       38,391

Quarters' operating income
  as a percent of total ...        --            22%          21%           17%          40%
Income before extraordinary
  items ...................   $   9,035   $   7,094    $   6,246     $   3,673    $  17,527
Net income (loss) .........   $   9,035   $   7,094    $ (11,134)    $   3,523    $  16,762

           The Company does not believe that inflation had a material effect on its results of operations during the past two years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

LIQUIDITY AND CAPITAL RESOURCES

           Total working capital increased $41.8 million to $359.9 million at May 2, 1998 from $318.1 million at January 31, 1998. The most significant changes in working capital were: (i) an increase in inventories associated with the 105 CR Anthony stores which the Company converted to its format and trade names during the first half of 1998 as well as the seasonal build of inventories in the Company's other stores, (ii) a decrease in accounts receivable as a result of the liquidation of accounts receivable generated during the Christmas season; and (iii) the timing of interest payments on the Company's long-term debt. Prepaid expenses increased primarily due to the prepaid expenses associated with new store openings and the conversion of the CR Anthony stores.

           The Company's primary capital requirements are for working capital, debt service and capital expenditures. Based upon the current capital structure, management anticipates cash interest payments to be approximately $40.0 million during each of 1998 and 1999. Capital expenditures are generally for new store openings, remodeling of existing stores and facilities and customary store maintenance. Capital expenditures for the first three months of 1998 were $28.5 million as compared to $9.1 million for the comparable period of 1997 as a result of an increase in the number of new stores opened as well as the conversion of the remaining CR Anthony stores to the Company's format and trade names. Management expects capital expenditures to be approximately $66.0 million during 1998, consisting primarily of 55 new store openings, remodeling of existing stores, the conversion of the majority of the remaining CR Anthony stores to the Company's format and the implementation of a new merchandising system. Required aggregate principal payments on debt total $2.7 million and $4.9 million for 1998 and 1999, respectively.

           The Company's current short-term liquidity needs are provided by (i) existing cash balances, (ii) operating cash flows, (iii) the Accounts Receivable Program and (iv) the Credit Facility. The Company expects to fund its long-term liquidity needs from its operating cash flows, the issuance of debt and/or equity securities, the securitization of its accounts receivable and bank borrowings. Outstanding borrowings under the Credit Facility were $100.0 million at May 2, 1998 as compared to $45.7 million at January 31, 1998. The Company had $100.0 million of availability under the Credit Facility at May 2, 1998. The outstanding balances under the revolver certificates associated with the Accounts Receivable Program were $70.0 million and $77.0 million at May 2, 1998 and January 31, 1998, respectively, while outstanding balances under term certificates were $165.0 million at both May 2, 1998 and January 31, 1998.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

           None.

ITEM 2. CHANGES IN SECURITIES

           None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           None.

ITEM 5. OTHER INFORMATION

           None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

27.1    Financial Data Schedule.
27.2 Restated Financial Data Schedule for Form 10-Q for the quarterly period ended November 1, 1997.
27.3 Restated Financial Data Schedule for Form 10-Q for the quarterly period ended August 2, 1997.
27.4 Restated Financial Data Schedule for Form 10-Q for the quarterly period ended May 3, 1997.
27.5 Restated Financial Data Schedule for Form 10-K for the fiscal year ended February 1, 1997.
27.6 Restated Financial Data Schedule for Form 10-Q for the quarterly period ended November 2, 1996.
27.7 Restated Financial Data Schedule for Form 10-Q for the quarterly period ended August 3, 1996.
27.8 Restated Financial Data Schedule for Form 10-Q for the quarterly period ended May 4, 1996.
27.9 Restated Financial Data Schedule for Form 10-K for the fiscal year ended February 3, 1996.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         STAGE STORES, INC.

JUNE 10, 1998                            /S/ CARL E. TOOKER
 (Date)                                  Carl E. Tooker
                                         Chairman, Chief Executive Officer
                                         and President
                                         (principal executive officer)


JUNE 10, 1998                            /S/ JAMES A. MARCUM
 (Date)                                  James A. Marcum
                                         Vice Chairman and
                                         Chief Financial Officer
                                         (principal financial and accounting
                                         officer)