Form 10-Q
period 1998-08-01
STAGE STORES INC
filed 1998-09-15
CIK 6885

================================================================================
                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(MARK ONE)
   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended August 1, 1998

                                       OR

   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                        Commission file number 001-14035

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

The number of shares of common stock of Stage Stores, Inc. outstanding as of September 14, 1998 was 26,636,786 shares of Common Stock and 1,250,584 shares of Class B Common Stock.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               STAGE STORES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                        (in thousands, except par values)
                                   (unaudited)

                                                                                           August 1, 1998      January 31, 1998
                                                                                           --------------      ----------------
                                    ASSETS
Cash and cash equivalents ........................................................           $  18,890           $  23,315
Undivided interest in accounts receivable trust ..................................              57,285              61,211
Merchandise inventories, net .....................................................             384,157             303,115
Prepaid expenses .................................................................              42,373              20,417
Other current assets .............................................................              52,379              57,788
                                                                                             ---------           ---------
      Total current assets .......................................................             555,084             465,846


Property, equipment and leasehold improvements, net ..............................             216,621             171,654
Goodwill, net ....................................................................              94,019              95,486
Other assets .....................................................................              23,873              26,410
                                                                                             ---------           ---------
      Total assets ...............................................................           $ 889,597           $ 759,396
                                                                                             =========           =========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable .................................................................           $ 108,674           $  91,799
Accrued interest .................................................................               3,082               2,044
Accrued expenses and other current liabilities ...................................             101,177              53,939
                                                                                             ---------           ---------
      Total current liabilities ..................................................             212,933             147,782
                                                                                                                       108
Long-term debt ...................................................................             450,015             395,248
Other long-term liabilities ......................................................              10,501              11,288
                                                                                             ---------           ---------
      Total liabilities ..........................................................             673,449             554,318
                                                                                             ---------           ---------
Preferred stock, par value $1.00, non-voting,
  3 shares authorized, no shares
  issued or outstanding ..........................................................                --                  --
Common stock, par value $0.01, 75,000 shares
  authorized, 26,637 and 26,500 shares
  issued and outstanding, respectively ...........................................                 266                 265
Class B common stock, par value $0.01, non-voting,
  3,000 shares authorized, 1,250 shares
  issued and outstanding .........................................................                  13                  13
Additional paid-in capital .......................................................             265,393             264,679
Accumulated deficit ..............................................................             (49,524)            (59,324)
Accumulated other comprehensive income ...........................................                --                  (555)
                                                                                             ---------           ---------
   Stockholders' equity ..........................................................             216,148             205,078
                                                                                             ---------           ---------
Commitments and contingencies ....................................................                --                  --
                                                                                             ---------           ---------
      Total liabilities and stockholders' equity .................................           $ 889,597           $ 759,396
                                                                                             =========           =========

                          The accompanying notes are an
                        integral part of this statement.

                               STAGE STORES, INC.
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                 ------------------------------   ------------------------------
                                                 AUGUST 1, 1998  AUGUST 2, 1997   AUGUST 1, 1998  AUGUST 2, 1997
                                                 --------------  --------------   --------------  --------------
Net sales .....................................       $271,805       $ 238,137        $544,593       $ 429,649
Cost of sales and related buying,
   occupancy and distribution expenses ........        189,566         164,235         375,129         293,822
                                                      --------       ---------        --------       ---------
Gross profit ..................................         82,239          73,902         169,464         135,827

Selling, general and administrative expenses ..         67,853          53,405         129,483          94,663
Store opening and closure costs ...............          1,708             761           2,025             904
                                                      --------       ---------        --------       ---------
Operating income ..............................         12,678          19,736          37,956          40,260

Interest, net .................................         11,423           9,449          21,890          18,391
                                                      --------       ---------        --------       ---------
Income before income tax and extraordinary item          1,255          10,287          16,066          21,869
Income tax expense ............................            490           4,041           6,266           8,529
                                                      --------       ---------        --------       ---------
Income before extraordinary item ..............            765           6,246           9,800          13,340
Extraordinary item - early retirement of debt .           --           (17,380)           --           (17,380)
                                                      --------       ---------        --------       ---------

Net income (loss) .............................       $    765       $ (11,134)       $  9,800       $  (4,040)
                                                      ========       =========        ========       =========
BASIC EARNINGS (LOSS) PER COMMON SHARE DATA:

Basic earnings per common share before
     extraordinary item .......................       $   0.03       $    0.25        $   0.35       $    0.55
Extraordinary item - early retirement of debt .           --             (0.70)           --             (0.72)
Basic earnings (loss) per common share ........       $   0.03       $   (0.45)       $   0.35       $   (0.17)

Basic weighted average common
    shares outstanding ........................         27,874          24,841          27,833          24,066
                                                      ========       =========        ========       =========

DILUTED EARNINGS (LOSS) PER COMMON SHARE DATA:

Diluted earnings per common share before
     extraordinary item .......................       $   0.03       $    0.25        $   0.34       $    0.54
Extraordinary item - early retirement of debt .           --             (0.69)           --             (0.70)
                                                      --------       ---------        --------       ---------
Diluted earnings (loss) per common share ......       $   0.03       $   (0.44)       $   0.34       $   (0.16)
                                                      ========       =========        ========       =========
Diluted weighted average common
    shares outstanding ........................         28,582          25,478          28,569          24,688
                                                      ========       =========        ========       =========

         The accompanying notes are an integral part of this statement.

                               STAGE STORES, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                               SIX MONTHS ENDED
                                                                      ---------------------------------
                                                                       AUGUST 1, 1998   AUGUST 2, 1997
                                                                      ---------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..........................................................   $   9,800        $  (4,040)
                                                                          ---------        ---------
  Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
    Depreciation and amortization .....................................      14,411            8,003

    Deferred income taxes .............................................         513              364

    Accretion of discount .............................................         527              579
    Amortization of debt issue costs ..................................       1,205            1,016

    Loss on early extinguishment of debt ..............................        --             17,380
    Changes in operating assets and liabilities:
      Decrease in undivided interest in accounts receivable trust .....       3,926           28,850
      Increase in merchandise inventories .............................     (81,042)         (17,267)
      (Increase) decrease in other assets .............................     (16,237)             360
      Increase (decrease) in accounts payable and accrued liabilities .      15,286           (4,616)
                                                                          ---------        ---------
        Total adjustments .............................................     (61,411)          34,669
                                                                          ---------        ---------
      Net cash provided by (used in) operating activities .............     (51,611)          30,629
                                                                          ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired ..................................        --             (4,996)
  Additions to property, equipment and leasehold improvements .........     (56,837)         (20,797)
                                                                          ---------        ---------
      Net cash used in investing activities ...........................     (56,837)         (25,793)
                                                                          ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from working capital facility ..............................     103,500            5,000
  Proceeds from long-term debt ........................................        --            299,720
  Proceeds from issuance of common stock ..............................         715              224
  Proceeds from long-term debt ........................................        (192)        (296,805)
  Additions to debt issue costs .......................................        --            (12,332)
                                                                          ---------        ---------
      Net cash provided by (used in) financing activities .............     104,023           (4,193)
                                                                          ---------        ---------

  Net decrease in cash and cash equivalents ...........................      (4,425)             643

  Cash and cash equivalents:
    Beginning of period ...............................................      23,315           18,286
                                                                          ---------        ---------
    End of period .....................................................   $  18,890        $  18,929
                                                                          =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid .......................................................   $  17,484        $  25,594
                                                                          =========        =========
  Income taxes paid (refunded) ........................................   $  (2,837)       $   3,175
                                                                          =========        =========


         The accompanying notes are an integral part of this statement.

                               STAGE STORES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (unaudited)

                                               COMMON STOCK
                                  ----------------------------------------
                                                             CLASS B
                                                       --------------------
                                                                            ADDITIONAL             ACCUMULATED
                                    SHARES               SHARES              PAID-IN  ACCUMULATED COMPREHENSIVE
                                 OUTSTANDING   AMOUNT  OUTSTANDING  AMOUNT   CAPITAL    DEFICIT      INCOME       TOTAL
                                ------------  -------  ----------- -------  --------- -----------  ------------  -------
Balance, January 31, 1998 ....     26,500   $    265      1,250   $     13   $264,679   $(59,324)   $   (555)   $205,078

Net income ...................       --         --         --         --         --        9,800        --         9,800

Adjustment for minimum pension
liability ....................       --         --         --         --         --         --           555         555
Issuance of stock ............        137          1       --         --          714       --          --           715
                                 --------   --------   --------   --------   --------   --------    --------    --------

Balance, August 1, 1998 ......     26,637   $    266      1,250   $     13   $265,393   $(49,524)       --      $216,148
                                 ========   ========   ========   ========   ========   ========    ========    ========


         The accompanying notes are an integral part of this statement.

                               STAGE STORES, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

           1. The accompanying unaudited consolidated condensed financial statements of Stage Stores, Inc. ("Stage Stores") have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Those adjustments, which include only normal recurring adjustments that are in the opinion of management necessary for a fair presentation of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended January 31, 1998 filed with Stage Stores's Annual Report on Form 10-K. The fiscal years discussed herein end on the Saturday nearest to January 31 in the following calendar year. For example, references to "1998" mean the fiscal year ending January 30, 1999.

           Stage Stores conducts its business primarily through it's wholly owned subsidiary Specialty Retailers, Inc. ("SRI") which, as of August 1, 1998, operated 630 family apparel stores predominately located in the central United States. Stage Stores and SRI are collectively referred to herein as the "Company".

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

           5. During September 1997, the Company completed an offering of approximately 7.1 million shares of common stock, 6.4 million shares of which were secondary shares representing the shares owned by two venture capital firms. The remaining 650,000 shares were issued as primary shares, a result of an over-allotment provision. The shares sold by the Company resulted in net proceeds to the Company of approximately $20.7 million, which were used to reduce borrowings outstanding under the Company's Credit Facility.

           6. During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements.

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

CONSOLIDATING CONDENSED BALANCE SHEET
AUGUST 1, 1998
(in thousands, unaudited)

                                     Specialty        SRI
                                      Retailers,   Receivables        SRI           SRI
                                        Inc.       Purchase Co.   Eliminations   Consolidated
                                     --------------------------------------------------------
             ASSETS
Cash and cash equivalents........    $  16,888     $      --       $     --       $ 16,888
Undivided interest in accounts
   receivable trust..............      (12,827)       70,112             --         57,285
Merchandise inventories, net.....      384,157            --             --        384,157
Prepaid expenses.................       41,934           439             --         42,373
Other current assets.............       47,056         5,323             --         52,379
                                     --------------------------------------------------------
   Total current assets..........      477,208        75,874             --        553,082

Property, equipment and
   leasehold improvements, net...      214,691            --             --        214,691
Goodwill, net....................       94,019            --             --         94,019
Other assets.....................       18,755         5,118             --         23,873
Investment in subsidiaries ......       42,429            --        (42,429)            --
                                     --------------------------------------------------------
                                     $ 847,102     $  80,992       $(42,429)      $885,665
                                     ========================================================
 LIABILITIES AND STOCKHOLDERS'
  EQUITY
Accounts payable.................    $ 108,674     $      --       $     --       $108,674
Accrued interest.................        2,599           483             --          3,082
Accrued expenses and other
   current liabilities...........       99,579         1,438             --        101,017
                                     --------------------------------------------------------
   Total current liabilities.....      210,852         1,921             --        212,773

Long-term debt...................      420,015        30,000             --        450,015
Intercompany notes/advances......      161,343         6,642             --        167,985
Other long-term liabilities .....        8,710            --             --          8,710
                                     --------------------------------------------------------
   Total liabilities.............      800,920        38,563             --        839,483
                                     --------------------------------------------------------
Preferred stock..................           --            --             --             --
Common stock.....................           --            --             --             --

Class B common stock.............           --            --             --             --
Additional paid-in capital.......        3,317        36,419        (36,419)         3,317
Accumulated earnings (deficit)...       42,865         6,010         (6,010)        42,865
                                     --------------------------------------------------------
   Stockholders' equity..........       46,182        42,429        (42,429)        46,182
                                     --------------------------------------------------------
                                     $ 847,102     $  80,992       $(42,429)      $885,665
                                     ========================================================

                                                     Specialty
                                         Stage       Retailers,                 Stage Stores
                                      Stores, Inc.   Inc. (NV)    Eliminations  Consolidated
                                     -------------------------------------------------------
             ASSETS
Cash and cash equivalents........      $      2     $   2,000      $      --      $ 18,890
Undivided interest in accounts
   receivable trust..............             --           --             --        57,285
Merchandise inventories, net.....             --           --             --       384,157
Prepaid expenses.................             --           --             --        42,373
Other current assets.............             --           --             --        52,379
                                     -------------------------------------------------------
   Total current assets..........              2        2,000             --       555,084

Property, equipment and
   leasehold improvements, net...             --        1,930             --       216,621
Goodwill, net....................             --           --             --        94,019
Other assets.....................             --           --             --        23,873
Investment in subsidiaries ......        215,474           --       (215,474)           --
                                     -------------------------------------------------------
                                       $ 215,476    $   3,930      $(215,474)     $889,597
                                     =======================================================
 LIABILITIES AND STOCKHOLDERS'
  EQUITY
Accounts payable.................      $      --    $      --      $      --      $108,674
Accrued interest.................             --           --             --         3,082
Accrued expenses and other
   current liabilities...........            160           --             --       101,177
                                     -------------------------------------------------------
   Total current liabilities.....            160           --             --       212,933

Long-term debt...................             --           --             --       450,015
Intercompany notes/advances......         (2,623)    (165,362)            --            --
Other long-term liabilities .....         1,791            --             --        10,501
                                     -------------------------------------------------------
   Total liabilities.............           (672)    (165,362)            --       673,449
                                     -------------------------------------------------------
Preferred stock..................             --           --             --            --
Common stock.....................            266           --             --           266

Class B common stock.............             13           --             --            13
Additional paid-in capital.......        265,393      159,002       (162,319)      265,393
Accumulated earnings (deficit)...        (49,524)      10,290        (53,155)      (49,524)
                                     -------------------------------------------------------
   Stockholders' equity..........        216,148      169,292       (215,474)      216,148
                                     -------------------------------------------------------
                                       $ 215,476    $   3,930      $(215,474)     $889,597
                                     =======================================================

CONSOLIDATING CONDENSED BALANCE SHEET
JANUARY 31, 1998
(in thousands)
--------------------------------------------------------------------------------

                                    Specialty     SRI
                                   Retailers,  Receivables       SRI            SRI
                                      Inc.     Purchase Co.  Eliminations  Consolidated
                                  -----------------------------------------------------
             ASSETS
Cash and cash equivalents.......  $ 23,299      $     --     $      --      $  23,299
Undivided interest in accounts
   receivable trust.............   (11,234)       72,445            --         61,211
Merchandise inventories, net....   303,115            --            --        303,115
Prepaid expenses................    19,944           473            --         20,417
Other current assets............    49,980         7,808            --         57,788
                                  -----------------------------------------------------
   Total current assets.........   385,104        80,726            --        465,830

Property, equipment and
   leasehold improvements, net..   170,401            --            --        170,401
Goodwill, net...................    95,486            --            --         95,486
Other assets....................    20,653         5,757            --         26,410
Investment in subsidiaries......    40,312            --       (40,312)            --
                                  -----------------------------------------------------
                                  $711,956      $ 86,483     $ (40,312)     $ 758,127
                                  =====================================================
 LIABILITIES AND STOCKHOLDERS'
   EQUITY
Accounts payable................  $ 91,799      $     --     $      --      $  91,799
Accrued interest................     1,556           488            --          2,044
Accrued expenses and other
   current liabilities..........    53,545           142            --         53,687
                                  -----------------------------------------------------
   Total current liabilities....   146,900           630            --        147,530

Long-term debt..................   365,248        30,000            --        395,248

Intercompany notes/advances.....   149,258        14,324            --        163,582
Other long-term liabilities.....     9,874         1,217            --         11,091
                                  -----------------------------------------------------
   Total liabilities............   671,280        46,171            --        717,451

Preferred stock.................        --            --            --             --
Common stock....................        --            --            --             --
Class B common stock............        --            --            --             --
Additional paid-in capital......     3,317        34,556       (34,556)         3,317

Accumulated earnings (deficit)..    37,914         5,756        (5,756)        37,914
Accumulated other comprehensive
   income.......................      (555)           --            --           (555)
                                  -----------------------------------------------------
   Stockholders' equity.........    40,676        40,312       (40,312)        40,676
                                  -----------------------------------------------------
                                  $711,956      $ 86,483     $ (40,312)     $ 758,127
                                  =====================================================

                                                  Specialty
                                      Stage       Retailers,                 Stage Stores
                                   Stores, Inc.    Inc. (NV)  Eliminations   Consolidated
                                  -------------------------------------------------------
             ASSETS
Cash and cash equivalents.......    $      16     $      --     $      --     $  23,315
Undivided interest in accounts
   receivable trust.............           --            --            --        61,211
Merchandise inventories, net....           --            --            --       303,115
Prepaid expenses................           --            --            --        20,417
Other current assets............           --            --            --        57,788
                                  -------------------------------------------------------
   Total current assets.........           16            --            --       465,846

Property, equipment and
   leasehold improvements, net..           --         1,253            --       171,654
Goodwill, net...................           --            --            --        95,486
Other assets....................           --            --            --        26,410
Investment in subsidiaries......      205,075            --      (205,075)           --
                                  -------------------------------------------------------
                                    $ 205,091     $   1,253     $(205,075)    $ 759,396
                                  =======================================================
 LIABILITIES AND STOCKHOLDERS'
   EQUITY
Accounts payable................    $      --     $      --     $      --     $  91,799
Accrued interest................           --            --            --         2,044
Accrued expenses and other
   current liabilities..........          252            --            --        53,939
                                  -------------------------------------------------------
   Total current liabilities....          252            --            --       147,782

Long-term debt..................           --            --            --       395,248

Intercompany notes/advances.....         (436)     (163,146)           --            --
Other long-term liabilities.....          197            --            --        11,288
                                  -------------------------------------------------------
   Total liabilities............           13      (163,146)           --       554,318

Preferred stock.................           --            --            --            --
Common stock....................          265            --            --           265
Class B common stock............           13            --            --            13
Additional paid-in capital......      264,679       159,002      (162,319)      264,679

Accumulated earnings (deficit)..      (59,324)        5,397       (43,311)      (59,324)
Accumulated other comprehensive
   income.......................         (555)           --           555          (555)
                                  -------------------------------------------------------
   Stockholders' equity.........      205,078       164,399      (205,075)      205,078
                                  -------------------------------------------------------
                                    $ 205,091     $   1,253     $(205,075)    $ 759,396
                                  =======================================================

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
SIX MONTHS ENDED AUGUST 1, 1998
(in thousands, unaudited)

                                     Specialty       SRI
                                    Retailers,   Receivables        SRI           SRI
                                       Inc.      Purchase Co.   Eliminations  Consolidated
                                  ---------------------------------------------------------
Net sales ....................... $   544,593   $         --   $         --  $     544,593
Cost of sales and related
   buying, occupancy and
   distribution expenses ........      375,129            --             --        375,129
                                  ---------------------------------------------------------
Gross profit ....................      169,464            --             --        169,464

Selling, general and
   administrative expenses ......      129,859          (440)            --        129,419
Store opening and closure costs .        2,025            --             --          2,025
                                  ---------------------------------------------------------
Operating income (loss) .........       37,580           440             --         38,020

Interest expense, net ...........       31,004        (1,564)            --         29,440
                                  ---------------------------------------------------------
Income (loss) before income
     taxes.......................        6,576         2,004             --          8,580
Income tax expense...............        2,887           743             --          3,630
                                  ---------------------------------------------------------
Income (loss) before equity in
   net earnings of subsidiaries          3,689         1,261             --          4,950
Equity in net earnings of
   subsidiaries .................        1,261            --         (1,261)            --
                                  ---------------------------------------------------------
Net income  ..................... $      4,950  $      1,261   $     (1,261) $       4,950
                                  =========================================================

                                                   Specialty
                                       Stage       Retailers,                 Stage Stores
                                     Stores, Inc.   Inc. (NV)   Eliminations  Consolidated
                                  --------------------------------------------------------
Net sales .......................  $          --  $         --  $         --   $   544,593
Cost of sales and related
   buying, occupancy and
   distribution expenses ........             --            --            --       375,129
                                  --------------------------------------------------------
Gross profit ....................             --            --            --       169,464

Selling, general and
   administrative expenses ......            43             21            --       129,483
Store opening and closure costs .             --            --            --         2,025
                                  --------------------------------------------------------
Operating income (loss) .........            (43)          (21)           --        37,956

Interest expense, net ...........             --        (7,550)           --        21,890
                                  --------------------------------------------------------
Income (loss) before income
     taxes.......................            (43)        7,529            --        16,066
Income tax expense...............             --         2,636            --         6,266
                                  --------------------------------------------------------
Income (loss) before equity in
   net earnings of subsidiaries              (43)        4,893            --         9,800
Equity in net earnings of
   subsidiaries .................          9,843            --        (9,843)           --
                                  --------------------------------------------------------
Net income  .....................  $       9,800  $      4,893  $     (9,843)  $     9,800
                                  ========================================================

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
SIX MONTHS ENDED AUGUST 2, 1997
(in thousands, unaudited)

                                    Specialty        SRI
                                    Retailers,    Receivables       SRI           SRI
                                       Inc.       Purchase Co.  Eliminations  Consolidated
                                  ---------------------------------------------------------
Net sales                         $    429,649  $         --   $         --  $     429,649
Cost of sales and related
   buying, occupancy and
   distribution expenses ........      293,822            --             --        293,822
                                  ---------------------------------------------------------
Gross profit ....................      135,827            --             --        135,827

  Selling, general and
  administrative expenses expenses
  expenses ......................       97,507        (2,849)            --         94,658

Store opening and closure costs .          904            --             --            904
                                  ---------------------------------------------------------
Operating income ................       37,416         2,849             --         40,265

Interest expense, net ...........       19,863          (211)            --         19,652
                                  ---------------------------------------------------------
Income (loss) before income
  taxes .........................       17,553         3,060             --         20,613
Income tax expense...............        6,946         1,138             --          8,084
                                  ---------------------------------------------------------
Income (loss) before equity in
   net earnings of subsidiaries
   and extraordinary item .......       10,607         1,922             --         12,529

Equity in net earnings of
   subsidiaries .................        1,922            --         (1,922)           --
                                  ---------------------------------------------------------
Income (loss) before
   extraordinary item ...........       12,529         1,922         (1,922)        12,529
Extraordinary item - early
  retirement of debt ............      (17,380)           --             --       (17,380)
                                  ---------------------------------------------------------
Net income (loss) ............... $     (4,851) $      1,922   $     (1,922) $     (4,851)
                                  =========================================================

                                       Stage                                   Stage Stores
                                     Stores, Inc.    SRI (NV)   Eliminations   Consolidated
                                  ----------------------------------------------------------
Net sales                          $          --  $         --  $         --   $     429,649
Cost of sales and related
   buying, occupancy and
   distribution expenses ........             --            --            --         293,822
                                  ----------------------------------------------------------
Gross profit ....................             --            --            --         135,827

  Selling, general and
  administrative expenses expenses
  expenses ......................             15           (10)           --         94,663

Store opening and closure costs .             --            --            --            904
                                  ----------------------------------------------------------
Operating income ................            (15)           10            --         40,260

Interest expense, net ...........             --        (1,261)           --         18,391
                                  ----------------------------------------------------------
Income (loss) before income
  taxes .........................            (15)        1,271            --         21,869
Income tax expense...............             --           445            --          8,529
                                  ----------------------------------------------------------
Income (loss) before equity in
   net earnings of subsidiaries
   and extraordinary item .......            (15)          826            --         13,340

Equity in net earnings of
   subsidiaries .................         (4,025)            --        4,025             --
                                  ----------------------------------------------------------
Income (loss) before
   extraordinary item ...........         (4,040)           826        4,025         13,340
Extraordinary item - early
  retirement of debt ............             --             --           --        (17,380)
                                  ----------------------------------------------------------
Net income (loss) ...............  $      (4,040)           826        4,025   $     (4,040)
                                  ==========================================================

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED AUGUST 1, 1998
(in thousands, unaudited)

                                    Specialty        SRI
                                    Retailers,    Receivables        SRI           SRI
                                       Inc.       Purchase Co.  Eliminations  Consolidated
                                  ---------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash used in
     operating activities ....... $    (45,964) $     (5,633)  $          -- $    (51,597)
                                  ---------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Intercompany notes/advances .....       (1,285)           --              --       (1,285)
Additions to property, equipment
   and leasehold improvements ...      (56,837)           --              --      (56,837)
Proceeds from the sales of              (6,640)        6,640              --           --
   accounts receivable, net .....        1,007            --          (1,007)          --
Dividend from subsidiary.........
                                  ---------------------------------------------------------
   Net cash provided by (used
     in)investing
     activities .................      (63,755)        6,640          (1,007)     (58,122)
                                  ---------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from working capital
   facility .....................      103,500            --              --      103,500
Proceeds from issuance of common
   stock ........................           --            --              --           --
Payments on long-term debt ......         (192)           --              --         (192)
Dividend paid ...................           --        (1,007)          1,007           --
                                  ---------------------------------------------------------
   Net cash provided by (used in)
      financing activities ......      103,308        (1,007)         1,007       103,308
                                  ---------------------------------------------------------
Net decrease in cash and cash
   equivalents ..................       (6,411)           --              --       (6,411)
Cash and cash equivalents:
   Beginning of period ..........       23,299            --              --       23,299
                                  ---------------------------------------------------------
   End of period ................ $     16,888  $         --   $          -- $     16,888
                                  =========================================================


                                                    Specialty
                                        Stage       Retailers,                 Stage Stores
                                     Stores, Inc.   Inc. (NV)    Eliminations  Consolidated
                                  ---------------------------------------------------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
   Net cash used in
     operating activities .......  $         (14) $         --  $         --   $    (51,611)
                                  ---------------------------------------------------------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
Intercompany notes/advances .....           (715)        2,000            --             --
Additions to property, equipment
   and leasehold improvements ...             --            --            --        (56,837)
Proceeds from the sales of                    --            --            --             --
   accounts receivable, net .....             --            --            --             --
Dividend from subsidiary.........
                                  ---------------------------------------------------------
   Net cash provided by (used
     in)investing
     activities .................           (715)        2,000            --        (56,837)
                                  ---------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITI
Proceeds from working capital
   facility .....................             --            --            --       103,500
Proceeds from issuance of common
   stock ........................            715                          --            715
Payments on long-term debt ......             --            --            --           (192)
Dividend paid ...................             --            --            --             --
                                  ---------------------------------------------------------
   Net cash provided by (used in)
      financing activities ......            715            --            --        104,023
                                  ---------------------------------------------------------
Net decrease in cash and cash
   equivalents ..................            (14)        2,000            --         (4,425)
Cash and cash equivalents:
   Beginning of period ..........             16            --            --         23,315
                                  ---------------------------------------------------------
   End of period ................  $           2  $      2,000  $         --   $     18,890
                                  =========================================================

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED AUGUST 2, 1997
(in thousands, unaudited)

                                    Specialty         SRI
                                    Retailers,     Receivables       SRI           SRI
                                       Inc.       Purchase Co.  Eliminations  Consolidated
                                  --------------------------------------------------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
   Net cash provided by (used in)
    Operating activities ........ $     60,585   $    (29,956) $       --    $     30,629

CASH FLOWS FROM INVESTING
  ACTIVITIES:
Acquisitions, net of cash
   acquired......................       (4,996)            --            --        (4,996)
Intercompany notes/advances .....          224             --            --           224

Additions to property, equipment
   and leasehold improvements ...      (20,797)            --            --       (20,797)

Proceeds from the sales of
   accounts receivable, net .....      (30,015)        30,015            --            --
                                  --------------------------------------------------------
     Net cash provided by (used
       in) investing
       activities ...............      (55,584)        30,015            --       (25,569)
                                  --------------------------------------------------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:

Proceeds from working capital
   facility .....................        5,000             --            --         5,000

Proceeds from issuance of
      long-term debt ............      299,720             --            --       299,720

Proceeds from issuance of
      common stock ..............           --             --            --            --

Payments on long-term debt ......     (296,805)            --            --      (296,805)
Additions to debt issue costs ...      (12,273)           (59)           --       (12,332)
                                  --------------------------------------------------------
   Net cash provided by (used in)
     financing activities .......       (4,358)           (59)           --        (4,417)
                                  --------------------------------------------------------
Net decrease in cash and cash
   equivalents ..................          643             --            --           643
Cash and cash equivalents:
   Beginning of period ..........       18,270             --            --        18,270
                                  --------------------------------------------------------
   End of period ................ $     18,913   $         --  $         --  $     18,913
                                  ========================================================



                                       Stage                                Stage Stores
                                    Stores, Inc.    SRI (NV)  Eliminations  Consolidated
                                  --------------------------------------------------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
   Net cash provided by (used in)
    Operating activities ........  $        --   $        --  $         --   $      30,629

CASH FLOWS FROM INVESTING
  ACTIVITIES:
Acquisitions, net of cash
   acquired......................           --            --            --          (4,996)
Intercompany notes/advances .....          (224)          --            --             --

Additions to property, equipment
   and leasehold improvements ...            --           --            --         (20,797)

Proceeds from the sales of
   accounts receivable, net .....            --           --            --              --
                                  --------------------------------------------------------
     Net cash provided by (used
       in) investing
       activities ...............          (224)          --            --         (25,793)
                                  --------------------------------------------------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:

Proceeds from working capital
   facility .....................           --            --            --           5,000

Proceeds from issuance of
      long-term debt ............           --            --            --         299,720

Proceeds from issuance of
      common stock ..............           224           --            --             224

Payments on long-term debt ......           --            --            --        (296,805)
Additions to debt issue costs ...           --            --            --         (12,332)
                                  --------------------------------------------------------
   Net cash provided by (used in)
     financing activities .......          224            --            --         (4,193)
                                  --------------------------------------------------------
Net decrease in cash and cash
   equivalents ..................           --            --            --            643
Cash and cash equivalents:
   Beginning of period ..........           16            --            --         18,286
                                  --------------------------------------------------------
   End of period ................ $         16                 $        --   $     18,929
                                  ========================================================

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

RESULTS OF OPERATIONS

           Sales for the three months ended August 1, 1998 increased 14.1% to $271.8 million from $238.1 million in the comparable period of 1997. The increase in the three months ended August 1, 1998 sales was due to approximately a $15.5 million increase in sales from stores opened during 1998 and 1997 which are not included in comparable store sales and a $27.0 million increase in sales from the converted CR Anthony stores, offset by a 5% decline in comparable store sales due to the extreme hot weather and drought conditions affecting a majority of the Company's market area during late June and the entire month of July. Sales for the six months ended August 1, 1998 increased 26.8% to $544.6 million from $429.6 million in the comparable period of 1997. The increase in the six months ended August 1, 1998 sales was primarily due to approximately a $28.7 million increase in sales from stores opened during 1998 and 1997 which are not included in comparable store sales, a $88.8 million increase in sales from the converted CR Anthony stores offset by a 1% decline in comparable store sales due to the weather conditions discussed above.

           Gross profit increased 11.2% to $82.2 million for the second quarter of 1998 from $73.9 million in the comparable period of 1997. Gross profit as a rate of sales decreased to 30.3% for the second quarter of 1998 from 31.0% in 1997. The decline in the gross profit rate was largely the result of the merchandise mix sold during the quarter and the impact of the initiatives taken to stimulate traffic during the severe weather conditions discussed above resulting in higher levels of markdowns. Also, the gross margin rate was negatively impacted due to the reductions in sales volume experienced during the second quarter of 1998 without a corresponding reduction in the buying, occupancy and distribution expense components included in cost of goods sold. Gross profit increased 24.8% to $169.5 million for the first two quarters of 1998 from $135.8 million in the comparable period of 1997. Gross profit as a rate of sales decreased to 31.1% for the first two quarters of 1998 from 31.6% in 1997 as a result of the second quarter factors discussed above and the store occupancy cost associated with the 105 CR Anthony stores which was included in cost of goods sold with no offsetting sales volume while they were closed during their conversion to the Company's format and trade names during the first quarter of 1998.

           Selling, general and administrative expenses for the three months ended August 1, 1998 increased to $67.9 million from $53.4 million in the comparable period of 1997. Selling, general and administrative expenses as a percentage of sales for the second quarter of 1998 increased to 25.0% from 22.4% in the comparable period of 1997. Selling, general and administrative expense as a percent of sales for the quarter was negatively impacted by the decline in sales from planned levels due to the severe weather conditions experienced during the second quarter while the increase in dollars is principally attributable to the increase in the number of stores open in the second quarter of the current year as compared to the prior year. Also, contributing to the increase was an increase in the level of advertising related to initiatives intended to increase customer traffic and higher utility costs due to the heat offset partially by a gain associated with the curtailment of the Company's defined benefit pension plan. Advertising expenses as a percentage of sales was 4.4% and 4.0% for the second quarters of 1998 and 1997, respectively, and 3.9% and 3.8% for the first six months of 1998 and 1997, respectively. Selling, general and administrative expenses for the six months ended August 1, 1998 increased to $129.5 million from $94.7 million in the comparable period of 1997. Selling, general and administrative expenses as a percentage of sales for the first two quarters of 1998 increased to 23.8% from 22.0% in the comparable period of 1997 due primarily to the sales decline in the second quarter discussed above as well as the cost associated with the 105 CR Anthony stores which were closed during a portion of the first quarter of 1998 in order to convert them to the Company's format and trade names.

            Store opening and closure costs were $1.7 million for the second quarter of 1998 as compared to $0.8 million for the same period of 1997. Store opening and closure costs for the first two quarters of 1998 increased to $2.0 million from $0.9 million for the same period of 1997. These increases are due to an increase in the number of stores opened during the first six months of 1998 as compared to the same period in 1997.

             Operating income for the three months ended August 1, 1998 decreased to $12.7 million from $19.7 million for the same period of 1997. Operating income as a percent of sales for the three months ended August 1, 1998 was 4.7% as compared to 8.3% for the same period of 1997 due to the factors discussed above. Operating income for the six months ended August 1, 1998 decreased to $38.0 million from $40.3 million for the same period of 1997. Operating income as a percent of sales for the six months ended August 1, 1998 was 7.0% as compared to 9.4% for the same period of 1997.

           Net interest expense for the second quarter of 1998 increased 21.3% to $11.4 million from $9.4 million for the comparable period in 1997 due to higher levels of borrowings associated with the Company's expansion program and the impact of the reduced sales volume in the second quarter of 1998 due to the severe weather conditions. Net interest expense for the first two quarters of 1998 increased 19.0% to $21.9 million from $18.4 million for the comparable period in 1997 due to higher levels of borrowings as noted above.

              As a result of the foregoing, the Company's net income before extraordinary items for the three months ended August 1, 1998 decreased to $0.8 million as compared to $6.2 million for the comparable period in 1997. The Company's net income before extraordinary items for the six months ended August 1, 1998 decreased to $9.8 million as compared to $13.3 million for the comparable period in 1997.

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

           The following table shows certain unaudited financial information for the Company by quarter (in thousands):

                                              1998                                               1997
                                --------------------------------  ----------------------------------------------------------------
                                      Q1               Q2              Q1               Q2              Q3               Q4
                                ---------------  ---------------  --------------  ---------------  --------------  ---------------
 Net sales.....................     $272,788         $271,805           $191,512  $     238,137    $     274,269   $    369,398
 Gross profit..................       87,225           82,239            61,925          73,902           86,822        120,488
 Operating income..............       25,278           12,678            20,524          19,736           15,789         38,391

 Quarters' operating income
   as a percent of total.......             --              --              22%              21%             17%             40%
 Income before extraordinary
   items....................... $      9,035     $        765     $       7,094   $      6,246     $       3,673   $     17,527
 Net income (loss) ............ $      9,035     $        765     $       7,094   $    (11,134)    $       3,523   $     16,762

           The Company does not believe that inflation had a material effect on its results of operations during the past two years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

LIQUIDITY AND CAPITAL RESOURCES

               Total working capital increased $24.1 million to $342.2 million at August 1, 1998 from $318.1 million at January 31, 1998. The most significant changes in working capital were: (i) an increase in inventories associated with the 105 CR Anthony stores which the Company converted to its format and trade names during the first half of 1998 as well as the seasonal build of inventories in the Company's stores, (ii) a decrease in accounts receivable as a result of the liquidation of accounts receivable generated during the Christmas season,
(iii) an increase in accounts payable associated with the increase in inventory; and (iv) the timing of interest payments on the Company's long-term debt. Prepaid expenses increased primarily due to the prepaid expenses associated with new store openings and the conversion of the CR Anthony stores. The increase in accrued and other current liabilities is principally due to the $49.2 million balance under the working capital facility and letter of credit component of the Company's credit facility in current maturities of debt under the working capital facility.

           The Company's primary capital requirements are for working capital, debt service and capital expenditures. Based upon the current capital structure, management anticipates cash interest payments to be approximately $43.0 million during each of 1998 and 1999. Capital expenditures are generally for new store openings, remodeling of existing stores and facilities and customary store maintenance. Capital expenditures for the first six months of 1998 were $56.8 million as compared to $20.8 million for the comparable period of 1997 as a result of an increase in the number of new stores opened as well as the conversion of the remaining CR Anthony stores to the Company's format and trade names. Management expects capital expenditures to be approximately $81.0 million during 1998, consisting primarily of at least 75 new store openings, remodeling of existing stores, the conversion of the majority of the remaining CR Anthony stores to the Company's format and the implementation of a new merchandising system. Required aggregate principal payments on debt total $2.7 million and $4.9 million for 1998 and 1999, respectively.

           The Company's current short-term liquidity needs are provided by (i) existing cash balances, (ii) operating cash flows, (iii) the Accounts Receivable Program and (iv) the Credit Facility. The Company expects to fund its long-term liquidity needs from its operating cash flows, the issuance of debt and/or equity securities, the securitization of its accounts receivable and bank borrowings. Outstanding borrowings under the Credit Facility were $149.2 million at August 1, 1998 as compared to $45.7 million at January 31, 1998. The Company had $50.8 million of availability under the Credit Facility at August 1, 1998. The outstanding balances under the revolver certificates associated with the Accounts Receivable Program were $74.1 million and $77.0 million at August 1, 1998 and January 31, 1998, respectively, while outstanding balances under term certificates were $165.0 million at both August 1, 1998 and January 31, 1998.

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

           None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           The 1998 Annual Meeting of Shareholders of the Company was held May 14, 1998. The following matters were submitted to a vote of the Company's shareholders:

               1. The election of eight directors (constituting the entire board of directors) for the ensuing year and until their successors are duly elected and qualified. The results of the election for each such director were as follows:

                                                            VOTES AGAINST
DIRECTORS                           VOTES FOR               OR WITHHELD
                               --------------------      ------------------
Carl Tooker                             22,761,786                  37,882
Jack Bush                               22,760,525                  39,143
Harold Compton                          22,761,786                  37,882
Robert Huth                             22,761,786                  37,882
Richard Jolosky                         18,214,137               4,585,531
James Marcum                            22,761,786                  37,882
David Thomas                            22,747,748                  51,920
John Wiesner                            22,760,367                  39,301


           2. The ratification of the selection of PricewaterhouseCoopers LLP as the auditors to audit the consolidated financial statements of the Company and the financial statements of certain of its subsidiaries for the year ending January 30, 1999. The results of the vote with respect such proposal were as follows:

                                                        VOTES AGAINST           ABSTENTIONS AND
                                     VOTES FOR           OR WITHHELD            BROKER NON-VOTES
Ratification of Selection of
   Independent Auditors              22,780,488              259                     18,921


ITEM 5. OTHER INFORMATION

           None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits

           27.1      Financial Data Schedule.

      (b)   Reports on Form 8-K

           The Company filed a News Release on Form 8-K dated July 8, 1998 related to Stage Stores, Inc. anticipated earnings.

           The Company filed a News Release on Form 8-K dated August 6, 1998 related to Stage Stores, Inc. second quarter sales.

           The Company filed a News Release on Form 8-K dated August 20, 1998 related to Stage Stores, Inc. second quarter and six months 1998 results.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    STAGE STORES, INC.

SEPTEMBER 14, 1998                  /s/ CARL E. TOOKER
 (Date)                             Carl E. Tooker
                                    Chairman, Chief Executive Officer
                                    and President
                                    (principal executive officer)


SEPTEMBER 14, 1998                  /s/ JAMES A. MARCUM
 (Date)                             James A. Marcum
                                    Vice Chairman and
                                    Chief Financial Officer
                                    (principal financial and accounting officer)