Form 10-Q
period 1998-10-31
STAGE STORES INC
filed 1998-12-15
CIK 6885

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock of Stage Stores, Inc. outstanding as of December 15, 1998 was 26,686,759 shares of Common Stock and 1,250,584 shares of Class B Common Stock.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    STAGE STORES, INC.
                           CONSOLIDATED CONDENSED BALANCE SHEET
                             (in thousands, except par values)
                                        (unaudited)

                                                        October 31,  January 31,
                                                           1998         1998
                                                         ---------    ---------
                         ASSETS
Cash and cash equivalents ............................   $  11,226    $  23,315
Undivided interest in accounts receivable trust ......      58,971       61,211
Merchandise inventories, net .........................     421,658      303,115
Prepaid expenses .....................................      24,933       20,417
Other current assets .................................      57,309       57,788
                                                         ---------    ---------
      Total current assets ...........................     574,097      465,846

Property, equipment and leasehold improvements, net ..     225,121      171,654
Goodwill, net ........................................      93,285       95,486
Other assets .........................................      24,858       26,410
                                                         ---------    ---------
      Total assets ...................................   $ 917,361    $ 759,396
                                                         =========    =========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable .....................................   $ 102,787    $  91,799
Accrued interest .....................................      11,859        2,044
Accrued expenses and other current liabilities .......     128,848       53,939
                                                         ---------    ---------
      Total current liabilities ......................     243,494      147,782

Long-term debt .......................................     450,311      395,248
Other long-term liabilities ..........................      10,436       11,288
                                                         ---------    ---------
      Total liabilities ..............................     704,241      554,318
                                                         ---------    ---------
Preferred stock, par value $1.00, non-voting,
  3 shares authorized, no shares
  issued or outstanding ..............................        --           --
Common stock, par value $0.01, 75,000 shares
  authorized, 26,687 and 26,500 shares
  issued and outstanding, respectively ...............         266          265
Class B common stock, par value $0.01, non-voting,
  3,000 shares authorized, 1,250 shares
  issued and outstanding .............................          13           13
Additional paid-in capital ...........................     265,517      264,679
Accumulated deficit ..................................     (52,676)     (59,324)
Accumulated other comprehensive income ...............        --           (555)
                                                         ---------    ---------
   Stockholders' equity ..............................     213,120      205,078
                                                         ---------    ---------
Commitments and contingencies ........................        --           --
                                                         ---------    ---------
      Total liabilities and stockholders' equity .....   $ 917,361    $ 759,396
                                                         =========    =========

         The accompanying notes are an integral part of this statement.

                               STAGE STORES, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                      Three Months Ended            Nine Months Ended
                                                  --------------------------    -------------------------
                                                  October 31,    November 1,    October 31,   November 1,
                                                     1998           1997           1998           1997
                                                  -----------    -----------    -----------   -----------
Net sales .....................................   $   271,605    $   274,269    $   816,198   $   703,918
Cost of sales and related buying,
  occupancy and distribution expenses .........       196,353        187,447        571,482       481,269
                                                  -----------    -----------    -----------   -----------
Gross profit ..................................        75,252         86,822        244,716       222,649
Selling, general and administrative expenses ..        65,140         69,089        194,623       163,752
Store opening and closure costs ...............         2,886          1,944          4,911         2,848
                                                  -----------    -----------    -----------   -----------
Operating income ..............................         7,226         15,789         45,182        56,049
Interest, net .................................        12,394          9,767         34,284        28,158
                                                  -----------    -----------    -----------   -----------
Income (loss) before income tax
  and extraordinary item ......................        (5,168)         6,022         10,898        27,891
Income tax expense (benefit) ..................        (2,016)         2,349          4,250        10,878
                                                  -----------    -----------    -----------   -----------
Income (loss) before extraordinary item .......        (3,152)         3,673          6,648        17,013
Extraordinary item - early retirement of debt .          --             (150)          --         (17,530)
                                                  -----------    -----------    -----------   -----------
Net income (loss) .............................   $    (3,152)   $     3,523    $     6,648   $      (517)
                                                  ===========    ===========    ===========   ===========
BASIC EARNINGS (LOSS) PER COMMON SHARE DATA:

Basic earnings (loss) per common  share before
     extraordinary item .......................   $     (0.11)   $      0.13    $      0.24   $      0.67
Extraordinary item - early
     retirement of debt .......................          --             --             --           (0.69)
                                                  -----------    -----------    -----------   -----------
Basic earnings (loss) per common share ........   $     (0.11)   $      0.13    $      0.24   $     (0.02)
                                                  ===========    ===========    ===========   ===========
Basic weighted average common
    shares outstanding ........................   $    27,926    $    27,364    $    27,864   $    25,230
                                                  ===========    ===========    ===========   ===========
DILUTED EARNINGS (LOSS) PER COMMON SHARE DATA:

Diluted earnings (loss) per common share before
     extraordinary item .......................   $     (0.11)   $      0.13    $      0.23   $      0.66
Extraordinary item - early retirement of debt .          --             --             --           (0.68)
                                                  -----------    -----------    -----------   -----------
Diluted earnings (loss) per common share ......   $     (0.11)   $      0.13    $      0.23   $     (0.02)
                                                  ===========    ===========    ===========   ===========
Diluted weighted average common
     shares outstanding .......................        28,263         28,113         28,474        25,782
                                                  ===========    ===========    ===========   ===========

         The accompanying notes are an integral part of this statement.

                               STAGE STORES, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                              Nine Months Ended
                                                    ------------------------------------
                                                    October 31, 1998    November 1, 1997
                                                    ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .............................   $          6,648    $           (517)
                                                    ----------------    ----------------
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
        Depreciation and amortization ...........             21,046              13,091
        Deferred income taxes ...................                192               2,086
        Accretion of discount ...................                820               1,085
        Amortization of debt issue costs ........              1,808               1,644
        Loss on early extinguishment of debt ....               --                17,530
    Changes in operating assets and
      liabilities:
      Decrease in undivided interest in
       accounts receivable trust ................              2,240              16,241
      Increase in merchandise inventories .......           (118,543)            (92,779)
      Increase in other assets ..................             (5,297)            (19,421)
      Increase in accounts payable and
        accrued liabilities .....................             14,909              47,041
                                                    ----------------    ----------------
        Total adjustments .......................            (82,825)            (13,482)
                                                    ----------------    ----------------
      Net cash used in operating activities .....            (76,177)            (13,999)
                                                    ----------------    ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired ............               --                (4,946)
  Additions to property, equipment and
    leasehold improvements ......................            (71,202)            (41,744)
                                                    ----------------    ----------------
      Net cash used in investing activities .....            (71,202)            (46,690)
                                                    ----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from working capital facility ........            134,650              46,400
  Proceeds from long-term debt ..................               --               299,720
  Proceeds from issuance of common stock ........                839              21,125
  Payments on long-term debt ....................               (199)           (297,161)
  Additions to debt issue costs .................               --               (12,407)
                                                    ----------------    ----------------
      Net cash provided by financing activities .            135,290              57,677
                                                    ----------------    ----------------
  Net decrease in cash and cash equivalents .....            (12,089)             (3,012)

  Cash and cash equivalents:
    Beginning of period .........................             23,315              18,286
                                                    ================    ================
    End of period ...............................   $         11,226    $         15,274
                                                    ================    ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid .................................   $         22,433    $         26,217
                                                    ================    ================
  Income taxes paid (refunded) ..................   $         (2,805)   $          3,746
                                                    ================    ================

         The accompanying notes are an integral part of this statement.

                               STAGE STORES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (unaudited)

                                                            Common Stock
                                          --------------------------------------------
                                                                        Class B
                                                                 ---------------------

                                             Shares                 Shares
                                           Outstanding   Amount   Outstanding   Amount
                                           -----------   ------   -----------   ------
Balance, January 31, 1998 ..............        26,500   $  265         1,250   $   13
Net income .............................          --       --            --       --
Adjustment for minimum pension liability          --       --            --       --
Issuance of stock ......................           187        1          --       --
                                           -----------   ------   -----------   ------
Balance, October 31, 1998 ..............        26,687   $  266         1,250   $   13
                                           ===========   ======   ===========   ======
                                            Additional               Accumulated
                                             Paid-in   Accumulated  Comprehensive
                                             Capital     Deficit       Income          Total
                                           -----------   --------    -----------    --------
Balance, January 31, 1998 ..............   $   264,679   $(59,324)   $      (555)   $205,078
Net income .............................          --        6,648           --         6,648
Adjustment for minimum pension liability          --         --              555         555
Issuance of stock ......................           838       --             --           839
                                           -----------   --------    -----------    --------
Balance, October 31, 1998 ..............   $   265,517   $(52,676)   $      --      $213,120
                                           ===========   ========    ===========    ========

         The accompanying notes are an integral part of this statement.

                               STAGE STORES, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

        1. The accompanying unaudited consolidated condensed financial statements of Stage Stores, Inc. ("Stage Stores") have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Those adjustments, which include only normal recurring adjustments that are in the opinion of management necessary for a fair presentation of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended January 31, 1998 filed with Stage Stores' Annual Report on Form 10-K. The fiscal years discussed herein end on the Saturday nearest to January 31 in the following calendar year. For example, references to "1998" mean the fiscal year ending January 30, 1999.

        Stage Stores conducts its business primarily through its wholly owned subsidiary Specialty Retailers, Inc. ("SRI") which, as of October 31, 1998, operated 670 family apparel stores predominately located in the central United States. Stage Stores and SRI are collectively referred to herein as the "Company".

        2. Pursuant to the accounts receivable securitization program (the "Accounts Receivable Program"), an indirect wholly owned subsidiary of the Company, SRI Receivables Purchase Co., Inc. ("SRPC") purchases the accounts receivable generated by the Company's private label credit card program. Such accounts receivable are transferred to a master trust (the "Trust") which has issued certain certificates to third parties representing undivided interests in the Trust. SRPC owns an undivided interest in the accounts receivable not supporting the certificates issued to third parties by the Trust (the "Retained Interest"). SRPC is a separate corporate entity from the Company and SRPC's creditors have a claim on its assets prior to those assets becoming available to any creditor of the Company. During September 1998, the Company amended the revolving certificate to increase the limit that may be outstanding from $82.5 million to $165 million through March 31, 1999. The maximum outstanding under the revolving certificate will be reduced to $144.4 million from April 1, 1999 to September 30, 1999 and $82.5 million thereafter. In addition, a new class of certificates (the "Class B-2 Certificates") was created under the revolving certificate to allow for up to an additional $10 million to be outstanding from October 16, 1998 through December 24, 1998. The Class B-2 Certificates are collateralized by the accounts receivable transferred to the Trust, subordinated to certain other classes of certificates outstanding. The Class B-2 Certificates bear a floating rate of return, which was 10.25% at October 31, 1998.

        3. During June 1997, SRI completed an offering of $300.0 million of long-term indebtedness consisting of $200.0 million in aggregate principal amount of 8 1/2% Senior Notes due 2005 and $100.0 million in aggregate principal amount of 9% Senior Subordinated Notes due 2007 (collectively, the "Note Offering"). The gross proceeds from the issuance of these notes (approximately $299.7 million) were used to: (i) retire the Company's existing 10% Senior Notes due 2000 and 11% Senior Subordinated Notes due 2003; (ii) pay related fees and expenses; and (iii) pay costs associated with the acquisition of C.R. Anthony Company ("CR Anthony"). Concurrently with this transaction, the Company entered into a new credit facility with a group of lenders (the "Credit Facility"). The Credit Facility provides for a $100.0 million working capital and letter of credit facility and a $100.0 million expansion revolving credit facility. The Credit Facility replaced the Company's existing $75.0 million credit facility. In connection with the above transactions, the Company recorded an extraordinary charge during the second quarter of 1997 of $17.4 million, net of applicable income taxes of $11.1 million, related to the tender premiums and write off of unamortized debt issue costs associated with the retired debt. During October 1998, the Credit Facility was amended to reduce certain covenant requirements and clarify certain defined terms contained in the Credit Facility agreement.

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

        6. During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Prior period statements have been adjusted to reflect retroactive application of the provisions of SFAS 130.

        7. On November 2, 1998, the Board of Directors of the Company adopted a Stockholder Rights Plan (the "Rights Plan") designed to protect Company stockholders in the event of takeover activity that would deny them the full value of their investment. As a part of the Rights Plan, the Company declared a dividend of one Preferred Stock Purchase Right (the "Right(s)") for each outstanding share of Common Stock, par value $0.01 per share, of the Company. The dividend is payable as of November 13, 1998 to stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundred thousandth (1/100,000) of a share of a new series of preferred shares of the Company, designated as Series A Junior Preferred Stock, at a price of $60.00 per one one-hundred thousandth (1/100,000) of a share, subject to certain adjustments. Such Rights will become exercisable only in the event , with certain exceptions, a person or group of affiliated or associated persons accumulate 15% or more of the Company's voting stock, or if a person or group announces an offer to acquire 15% or more of such stock. The description and terms of the Rights are set forth in a Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C. as Rights Agent, dated as of November 11, 1998.

        8. The consolidating condensed financial information for Stage Stores and its wholly owned subsidiaries is presented to satisfy disclosure requirements pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934 with respect to wholly owned subsidiaries of Stage Stores who are individually registrants with the Securities Exchange Commission. SRI is the primary obligor under the 8 1/2% Senior Notes due 2005 and 9% Senior Subordinates Notes due 2007 (see Note 3). Stage Stores and Specialty Retailers, Inc. (NV), a wholly owned subsidiary of Stage Stores which was incorporated during June 1997, are guarantors under such indebtedness. Stage Stores has not presented separate financial statements and other disclosures concerning SRI and Specialty Retailers, Inc. (NV) because management has determined that such information is not material to investors.

        SRPC securitizes the credit receivables of the Company. The results of operations of SRPC are not indicative of the total operating performance of the Company's Accounts Receivable Program. For a summary of the total consolidated operating performance of the Company's Accounts Receivable Program, see Note 4 to the Company's Consolidated Financial Statements filed with Stage Stores' Annual Report on Form 10-K. The consolidating condensed financial information for Stage Stores and its wholly-owned subsidiaries are presented below.

CONSOLIDATING CONDENSED BALANCE SHEET
OCTOBER 31, 1998
(in thousands, unaudited)

                                         Specialty         SRI
                                         Retailers,     Receivables         SRI             SRI
                                             Inc.       Purchase Co.    Eliminations    Consolidated
                                        ------------    ------------    ------------    ------------
                ASSETS
Cash and cash equivalents ...........   $      9,276    $       --      $       --      $      9,276
Undivided interest in accounts
   receivable trust .................        (11,806)         70,777            --            58,971
Merchandise inventories, net ........        421,658            --              --           421,658
Prepaid expenses ....................         24,194             739            --            24,933
Other current assets ................         51,901           5,408            --            57,309
                                        ------------    ------------    ------------    ------------
   Total current assets .............        495,223          76,924            --           572,147

Property, equipment and leasehold
   improvements, net ................        223,311            --              --           223,311

Goodwill, net .......................         93,285            --              --            93,285

Other assets ........................         19,337           5,461            --            24,798

Investment in subsidiaries ..........         44,013            --           (44,013)           --
                                        ------------    ------------    ------------    ------------
                                        $    875,169    $     82,385    $    (44,013)   $    913,541
                                        ============    ============    ============    ============
 LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable ....................   $    102,787    $       --      $       --      $    102,787
Accrued interest ....................         10,441           1,418            --            11,859
Accrued expenses and other current
   liabilities ......................        127,225           1,443            --           128,668
                                        ------------    ------------    ------------    ------------
   Total current liabilities ........        240,453           2,861            --           243,314

Long-term debt ......................        420,311          30,000            --           450,311

Intercompany notes/advances .........        166,629           5,511            --           172,140

Other long-term liabilities .........          8,709            --              --             8,709
                                        ------------    ------------    ------------    ------------

   Total liabilities ................        836,102          38,372            --           874,474
                                        ------------    ------------    ------------    ------------
Preferred stock .....................           --              --              --              --

Common stock ........................           --              --              --              --

Class B common stock ................           --              --              --              --

Additional paid-in capital ..........          3,317          37,813         (37,813)          3,317

Accumulated earnings (deficit) ......         35,750           6,200          (6,200)         35,750
                                        ------------    ------------    ------------    ------------
   Stockholders' equity .............         39,067          44,013         (44,013)         39,067
                                        ------------    ------------    ------------    ------------
                                        $    875,169    $     82,385    $    (44,013)   $    913,541
                                        ============    ============    ============    ============
                                                         Specialty
                                          Stage          Retailers,                     Stage Stores
                                        Stores, Inc.     Inc. (NV)      Eliminations    Consolidated
                                        ------------    ------------    ------------    ------------
                ASSETS
Cash and cash equivalents ...........   $          2    $      1,948    $       --      $     11,226
Undivided interest in accounts
   receivable trust .................           --              --              --            58,971
Merchandise inventories, net ........           --              --              --           421,658
Prepaid expenses ....................           --              --              --            24,933
Other current assets ................           --              --              --            57,309
                                        ------------    ------------    ------------    ------------
   Total current assets .............              2           1,948            --           574,097

Property, equipment and leasehold
   improvements, net ................           --             1,810            --           225,121

Goodwill, net .......................           --              --              --            93,285

Other assets ........................           --                60            --            24,858

Investment in subsidiaries ..........        212,344            --          (212,344)           --
                                        ------------    ------------    ------------    ------------
                                        $    212,346    $      3,818    $   (212,344)   $    917,361
                                        ============    ============    ============    ============
 LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable ....................   $       --      $       --      $       --      $    102,787
Accrued interest ....................           --              --              --            11,859
Accrued expenses and other current
   liabilities ......................            180            --              --           128,848
                                        ------------    ------------    ------------    ------------
   Total current liabilities ........            180            --              --           243,494

Long-term debt ......................           --              --              --           450,311

Intercompany notes/advances .........         (2,681)       (169,459)           --              --

Other long-term liabilities .........          1,727            --              --            10,436
                                        ------------    ------------    ------------    ------------

   Total liabilities ................           (774)       (169,459)           --           704,241
                                        ------------    ------------    ------------    ------------
Preferred stock .....................           --              --              --              --

Common stock ........................            266            --              --               266

Class B common stock ................             13            --              --                13

Additional paid-in capital ..........        265,517         159,002        (162,319)        265,517

Accumulated earnings (deficit) ......        (52,676)         14,275         (50,025)        (52,676)
                                        ------------    ------------    ------------    ------------
   Stockholders' equity .............        213,120         173,277        (212,344)        213,120
                                        ------------    ------------    ------------    ------------
                                        $    212,346    $      3,818    $   (212,344)   $    917,361
                                        ============    ============    ============    ============

CONSOLIDATING CONDENSED BALANCE SHEET
JANUARY 31, 1998
(in thousands)

                                                               SRI
                                            Specialty       Receivables         SRI             SRI
                                         Retailers, Inc.    Purchase Co.    Eliminations    Consolidated
                                         ---------------    ------------    ------------    ------------
                ASSETS
Cash and cash equivalents ............   $        23,299    $       --      $       --      $     23,299
Undivided interest in accounts
   receivable trust ..................           (11,234)         72,445            --            61,211
Merchandise inventories, net .........           303,115            --              --           303,115
Prepaid expenses .....................            19,944             473            --            20,417
Other current assets .................            49,980           7,808            --            57,788
                                         ---------------    ------------    ------------    ------------
   Total current assets ..............           385,104          80,726            --           465,830
Property, equipment and leasehold
   improvements, net .................           170,401            --              --           170,401
Goodwill, net ........................            95,486            --              --            95,486
Other assets .........................            20,653           5,757            --            26,410
Investment in subsidiaries ...........            40,312            --           (40,312)           --
                                         ---------------    ------------    ------------    ------------
                                         $       711,956    $     86,483    $    (40,312)   $    758,127
                                         ===============    ============    ============    ============
 LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable .....................   $        91,799    $       --      $       --      $     91,799
Accrued interest .....................             1,556             488            --             2,044
Accrued expenses and other current
   liabilities .......................            53,545             142            --            53,687
                                         ---------------    ------------    ------------    ------------
   Total current liabilities .........           146,900             630            --           147,530

Long-term debt .......................           365,248          30,000            --           395,248
Intercompany notes/advances ..........           149,258          14,324            --           163,582
Other long-term liabilities ..........             9,874           1,217            --            11,091
                                         ---------------    ------------    ------------    ------------
   Total liabilities .................           671,280          46,171            --           717,451
                                         ---------------    ------------    ------------    ------------
Preferred stock ......................              --              --              --              --
Common stock .........................              --              --              --              --
Class B common stock .................              --              --              --              --
Additional paid-in capital ...........             3,317          34,556         (34,556)          3,317
Accumulated earnings (deficit) .......            37,914           5,756          (5,756)         37,914

Accumulated other comprehensive income              (555)           --              --              (555)
                                         ---------------    ------------    ------------    ------------
   Stockholders' equity ..............            40,676          40,312         (40,312)         40,676
                                         ---------------    ------------    ------------    ------------
                                         $       711,956    $     86,483    $    (40,312)   $    758,127
                                         ===============    ============    ============    ============
                                                          Specialty
                                             Stage        Retailers,                     Stage Stores
                                          Stores, Inc.     Inc. (NV)     Eliminations    Consolidated
                                         ------------    ------------    ------------    ------------
                ASSETS
Cash and cash equivalents ............   $         16    $       --      $       --      $     23,315
Undivided interest in accounts
   receivable trust ..................           --              --              --            61,211
Merchandise inventories, net .........           --              --              --           303,115
Prepaid expenses .....................           --              --              --            20,417
Other current assets .................           --              --              --            57,788
                                         ------------    ------------    ------------    ------------
   Total current assets ..............             16            --              --           465,846
                                         ------------    ------------    ------------    ------------
Property, equipment and leasehold
   improvements, net .................           --             1,253            --           171,654
Goodwill, net ........................           --              --              --            95,486
Other assets .........................           --              --              --            26,410
Investment in subsidiaries ...........        205,075            --          (205,075)           --
                                         ------------    ------------    ------------    ------------
                                         $    205,091    $      1,253    $   (205,075)   $    759,396
                                         ============    ============    ============    ============
 LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable .....................   $       --      $       --      $       --      $     91,799
Accrued interest .....................           --              --              --             2,044
Accrued expenses and other current
   liabilities .......................            252            --              --            53,939
                                         ------------    ------------    ------------    ------------
   Total current liabilities .........            252            --              --           147,782

Long-term debt .......................           --              --              --           395,248
Intercompany notes/advances ..........           (436)       (163,146)           --              --
Other long-term liabilities ..........            197            --              --            11,288

   Total liabilities .................             13        (163,146)           --           554,318
                                         ------------    ------------    ------------    ------------
Preferred stock ......................           --              --              --              --
Common stock .........................            265            --              --               265
Class B common stock .................             13            --              --                13
Additional paid-in capital ...........        264,679         159,002        (162,319)        264,679
Accumulated earnings (deficit) .......        (59,324)          5,397         (43,311)        (59,324)

Accumulated other comprehensive income           (555)           --               555            (555)
                                         ------------    ------------    ------------    ------------
   Stockholders' equity ..............        205,078         164,399        (205,075)        205,078
                                         ------------    ------------    ------------    ------------
                                         $    205,091    $      1,253    $   (205,075)   $    759,396
                                         ============    ============    ============    ============

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
NINE MONTHS ENDED OCTOBER 31, 1998
(in thousands, unaudited)

                                        Specialty           SRI
                                        Retailers,       Receivables         SRI             SRI
                                           Inc.          Purchase Co.    Eliminations    Consolidated
                                      ---------------    ------------    ------------    ------------
Net sales .........................   $       816,198    $       --      $       --      $    816,198
Cost of sales and related buying,
    occupancy and distribution
    expenses ......................           571,482            --              --           571,482
                                      ---------------    ------------    ------------    ------------
Gross profit ......................           244,716            --              --           244,716

Selling, general and administrative
    expenses ......................           196,583             204            --           196,787

Store opening and closure costs ...             4,911            --              --             4,911
                                      ---------------    ------------    ------------    ------------
Operating income (loss) ...........            43,222            (204)           --            43,018

Interest expense, net .............            48,221          (2,507)           --            45,714
                                      ---------------    ------------    ------------    ------------
Income (loss) before income
     taxes ........................            (4,999)          2,303            --            (2,696)
Income tax expense (benefit) ......            (1,384)            852            --              (532)
                                      ---------------    ------------    ------------    ------------
Income (loss) before equity in net
    earnings of subsidiaries ......            (3,615)          1,451            --            (2,164)
Equity in net earnings of
    subsidiaries ..................             1,451            --            (1,451)           --
                                      ---------------    ------------    ------------    ------------
Net income (loss) .................   $        (2,164)   $      1,451    $     (1,451)   $     (2,164)
                                      ===============    ============    ============    ============
                                                       Specialty
                                          Stage        Retailers,                     Stage Stores
                                       Stores, Inc.    Inc. (NV)      Eliminations    Consolidated
                                      ------------    ------------    ------------    ------------
Net sales .........................   $       --      $       --      $       --      $    816,198
Cost of sales and related buying,
    occupancy and distribution
    expenses ......................           --              --              --           571,482
                                      ------------    ------------    ------------    ------------
Gross profit ......................           --              --              --           244,716

Selling, general and administrative
    expenses ......................             66          (2,230)           --           194,623

Store opening and closure costs ...           --              --              --             4,911
                                      ------------    ------------    ------------    ------------
Operating income (loss) ...........            (66)          2,230            --            45,182

Interest expense, net .............           --           (11,430)           --            34,284
                                      ------------    ------------    ------------    ------------
Income (loss) before income
     taxes ........................            (66)         13,660            --            10,898
Income tax expense (benefit) ......           --             4,782            --             4,250
                                      ------------    ------------    ------------    ------------
Income (loss) before equity in net
    earnings of subsidiaries ......            (66)          8,878            --             6,648
Equity in net earnings of
    subsidiaries ..................          6,714            --            (6,714)           --
                                      ------------    ------------    ------------    ------------
Net income (loss) .................   $      6,648    $      8,878    $     (6,714)   $      6,648
                                      ============    ============    ============    ============

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
NINE MONTHS ENDED NOVEMBER 1, 1997
(in thousands, unaudited)

                                                               SRI
                                            Specialty       Receivables         SRI              SRI
                                         Retailers, Inc.   Purchase Co.     Eliminations    Consolidated
                                         ---------------    ------------    ------------    ------------
Net sales ............................   $       703,918    $       --      $       --      $    703,918

Cost of sales and related buying,
    occupancy and distribution
    expenses .........................           481,269            --              --           481,269
                                         ---------------    ------------    ------------    ------------
Gross profit .........................           222,649            --              --           222,649

Selling,  general  and  administrative
    expenses .........................           166,433          (2,717)           --           163,716

Store opening and closure costs ......             2,848            --              --             2,848
                                         ---------------    ------------    ------------    ------------
Operating income (loss) ..............            53,368           2,717            --            56,085

Interest expense, net ................            33,214            (444)           --            32,770
                                         ---------------    ------------    ------------    ------------
Income (loss) before income
     taxes ...........................            20,154           3,161            --            23,315
Income tax expense (benefit) .........             8,100           1,176            --             9,276
                                         ---------------    ------------    ------------    ------------
Income (loss) before equity in net
    earnings of subsidiaries and
    extraordinary item ...............            12,054           1,985            --            14,039

Equity in net earnings of
    subsidiaries .....................             1,985            --            (1,985)           --
                                         ---------------    ------------    ------------    ------------
Income (loss) before extraordinary
     item ............................            14,039           1,985          (1,985)         14,039

Extraordinary item - early
     retirement of debt ..............           (17,530)           --              --           (17,530)
                                         ---------------    ------------    ------------    ------------
Net income (loss) ....................   $        (3,491)   $      1,985    $     (1,985)   $     (3,491)
                                         ===============    ============    ============    ============

                                            Stage                                       Stage Stores
                                         Stores, Inc.     SRI (NV)       Eliminations   Consolidated
                                         ------------    ------------    ------------   ------------
Net sales ............................   $       --      $       --      $       --     $    703,918

Cost of sales and related buying,
    occupancy and distribution
    expenses .........................           --              --              --          481,269
                                         ------------    ------------    ------------   ------------
Gross profit .........................           --              --              --          222,649

Selling,  general  and  administrative
    expenses .........................             19              17            --          163,752

Store opening and closure costs ......           --              --              --            2,848
                                         ------------    ------------    ------------   ------------
Operating income (loss) ..............            (19)            (17)           --           56,049

Interest expense, net ................           --            (4,612)           --           28,158
                                         ------------    ------------    ------------   ------------
Income (loss) before income
     taxes ...........................            (19)          4,595            --           27,891
Income tax expense (benefit) .........             (7)          1,609            --           10,878
                                         ------------    ------------    ------------   ------------
Income (loss) before equity in net
    earnings of subsidiaries and
    extraordinary item ...............            (12)          2,986            --           17,013

Equity in net earnings of
    subsidiaries .....................           (505)           --               505           --
                                         ------------    ------------    ------------   ------------
Income (loss) before extraordinary
     item ............................           (517)          2,986             505         17,013

Extraordinary item - early
     retirement of debt ..............           --              --              --          (17,530)
                                         ------------    ------------    ------------   ------------
Net income (loss) ....................   $       (517)   $      2,986    $        505   $       (517)
                                         ============    ============    ============   ============

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED OCTOBER 31, 1998
(in thousands, unaudited)

                                                                 SRI
                                              Specialty       Receivables        SRI              SRI
                                           Retailers, Inc.    Purchase Co.    Eliminations    Consolidated
                                           ---------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash used in operating activities   $       (70,740)   $     (6,413)   $       --      $    (77,153)
                                           ---------------    ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Intercompany notes/advances ............              (119)           --              --              (119)
Additions to property, equipment and
    leasehold improvements .............           (71,202)           --              --           (71,202)

Proceeds from the sales of accounts
    receivable, net ....................            (7,420)          7,420            --              --
Dividend from subsidiary ...............             1,007            --            (1,007)           --
                                           ---------------    ------------    ------------    ------------
   Net cash provided by (used in)
         investing activities ..........           (77,734)          7,420          (1,007)        (71,321)
                                           ---------------    ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from working capital
    facility ...........................           134,650            --              --           134,650
Proceeds from issuance of common
    stock ..............................              --              --              --              --

Payments on long-term debt .............              (199)           --              --              (199)

Dividend paid ..........................              --            (1,007)          1,007            --
                                           ---------------    ------------    ------------    ------------
   Net cash provided by (used in)
      financing activities .............           134,451          (1,007)          1,007         134,451
                                           ---------------    ------------    ------------    ------------
Net decrease in cash and cash
    equivalents ........................           (14,023)           --              --           (14,023)
Cash and cash equivalents:

   Beginning of period .................            23,299            --              --            23,299
                                           ===============    ============    ============    ============
   End of period .......................   $         9,276    $       --      $       --      $      9,276
                                           ===============    ============    ============    ============
                                                            Specialty
                                              Stage         Retailers,                   Stage Stores
                                           Stores, Inc.     Inc. (NV)     Eliminations   Consolidated
                                           ------------    ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash used in operating activities   $        (14)   $        990   $       --     $    (76,177)
                                           ------------    ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Intercompany notes/advances ............           (839)            958           --             --
Additions to property, equipment and
    leasehold improvements .............           --              --             --          (71,202)

Proceeds from the sales of accounts
    receivable, net ....................           --              --             --             --
Dividend from subsidiary ...............           --              --             --             --
                                           ------------    ------------   ------------   ------------
   Net cash provided by (used ..........
     in) investing activities ..........           (839)            958           --          (71,202)
                                           ------------    ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from working capital
    facility ...........................           --              --             --          134,650
Proceeds from issuance of common
    stock ..............................            839            --                             839

Payments on long-term debt .............           --              --             --             (199)

Dividend paid ..........................           --              --             --             --
                                           ------------    ------------   ------------   ------------
   Net cash provided by (used in)
      financing activities .............            839            --             --          135,290
                                           ------------    ------------   ------------   ------------
Net decrease in cash and cash
    equivalents ........................            (14)          1,948           --          (12,089)
Cash and cash equivalents:

   Beginning of period .................             16            --             --           23,315
                                           ============    ============   ============   ============
   End of period .......................   $          2    $      1,948   $       --     $     11,226
                                           ============    ============   ============   ============

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED NOVEMBER 1, 1997
(in thousands, unaudited)

                                                               SRI
                                           Specialty       Receivables         SRI           SRI
                                        Retailers, Inc.    Purchase Co.    Eliminations   Consolidated
                                        ---------------    ------------    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by (used in)
     operating activities ...........   $          (439)   $    (13,613)   $       --     $    (14,052)
                                        ---------------    ------------    ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiaries ..........              --              --              --             --

Acquisitions, net of cash acquired ..            (4,946)           --              --           (4,946)

Intercompany notes/advances .........            21,178            --              --           21,178

Additions to property, equipment and
    leasehold improvements ..........           (41,744)           --              --          (41,744)

Proceeds from the sales of accounts
    receivable, net .................           (13,683)         13,683            --             --
                                        ---------------    ------------    ------------   ------------
     Net cash provided by (used
        in) investing activities ....           (39,195)         13,683            --          (25,512)
                                        ---------------    ------------    ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from working capital
    facility ........................            46,400            --              --           46,400

Proceeds from issuance of
      long-term debt ................           299,720            --              --          299,720
Proceeds from issuance of
      common stock ..................              --              --              --             --

Payments on long-term debt ..........          (297,161)           --              --         (297,161)

Proceeds from capital contributions .              --              --              --             --

Additions to debt issue costs .......           (12,337)            (70)           --          (12,407)
                                        ---------------    ------------    ------------   ------------
   Net cash provided by (used in)
      financing activities ..........            36,622             (70)           --           36,552
                                        ---------------    ------------    ------------   ------------
Net decrease in cash and cash
    equivalents .....................            (3,012)           --              --           (3,012)
Cash and cash equivalents:

   Beginning of period ..............            18,270            --              --           18,270
                                        ===============    ============    ============   ============
   End of period ....................   $        15,258    $       --      $       --     $     15,258
                                        ===============    ============    ============   ============
                                           Stage                                        Stage Stores
                                        Stores, Inc.      SRI (NV)      Eliminations    Consolidated
                                        ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by (used in)
     operating activities ...........   $       --      $         53    $       --      $    (13,999)
                                        ------------    ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiaries ..........        (21,178)           --            21,178            --

Acquisitions, net of cash acquired ..           --              --              --            (4,946)

Intercompany notes/advances .........           --           (21,178)           --              --

Additions to property, equipment and
    leasehold improvements ..........           --              --              --           (41,744)

Proceeds from the sales of accounts
    receivable, net .................           --              --              --              --
                                        ------------    ------------    ------------    ------------
     Net cash provided by (used
        in) investing activities ....        (21,178)        (21,178)         21,178         (46,690)
                                        ------------    ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from working capital
    facility ........................           --              --              --            46,400

Proceeds from issuance of
      long-term debt ................           --              --              --           299,720
Proceeds from issuance of
      common stock ..................         21,178             (53)           --            21,125

Payments on long-term debt ..........           --              --              --          (297,161)

Proceeds from capital contributions .           --            21,178         (21,178)           --

Additions to debt issue costs .......           --              --              --           (12,407)
                                        ------------    ------------    ------------    ------------
   Net cash provided by (used in)
      financing activities ..........         21,178          21,125         (21,178)         57,677
                                        ------------    ------------    ------------    ------------
Net decrease in cash and cash
    equivalents .....................           --              --              --            (3,012)
Cash and cash equivalents:

   Beginning of period ..............             16            --              --            18,286
                                        ============    ============    ============    ============
   End of period ....................   $         16    $       --      $       --      $     15,274
                                        ============    ============    ============    ============

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

GENERAL

        OVERVIEW. The Company operates the store of choice for nationally recognized brand name family apparel, accessories, cosmetics and footwear in over 500 small towns and communities predominately located across the central United States. The Company has recognized the high level of brand awareness and demand for fashionable, quality apparel by consumers in small markets and has identified these markets as a profitable and underserved niche. The Company has developed a unique franchise focused on these small markets, differentiating itself from the competition by offering a broad range of brand name merchandise with a high level of customer service in convenient locations.

        The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements included in the Company's 1997 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

        Sales for the three months ended October 31, 1998 decreased 1.0% to $271.6 million from $274.3 million in the comparable period of 1997. The decline in sales was due to a 2.1% decrease in comparable store sales during the quarter as well as the inclusion in last year's sales of a non-recurring liquidation and related grand opening volumes of the 130 CR Anthony stores which were converted to the Company's format and trade names last fall partially offset by $22.5 million in sales from stores opened during 1998. Comparable store sales increased approximately 5% during the first half of the third quarter, driven by aggressive initiatives to liquidate spring and summer clearance merchandise in conjunction with back-to-school promotions. However, these increases were more than offset by declines in the last half of the quarter as the majority of the Company's markets were affected by adverse weather which reduced customer traffic in the Company's stores which continued into the fourth quarter. Sales for the nine months ended October 31, 1998 increased 16.0% to $816.2 million from $703.9 million in the comparable period of 1997. The increase in the nine months ended October 31, 1998 sales was primarily due to an approximately $55.7 million increase in sales from stores opened during 1998 and 1997 which are not included in comparable store sales, an approximately $67.2 million increase in non-comparable sales from the acquired CR Anthony stores, partly offset by a 1.3% decline in comparable store sales. Management believes the majority of the decline in comparable store sales are attributable to the extreme hot weather and drought conditions during the second quarter in a majority of the Company's market area and continued unseasonably warm weather during the third quarter.

        Gross profit decreased 13.3% to $75.3 million for the third quarter of 1998 from $86.8 million in the comparable period of 1997 and as a rate of sales decreased to 27.7% for the third quarter of 1998 from 31.7% in 1997. The decline in the gross profit rate was largely due to the higher levels of markdowns as a result of the aggressive initiatives undertaken to liquidate the spring and summer clearance merchandise in conjunction with back-to-school promotions, as well as softness in sales experienced in fall products during the later part of the third quarter due to the continued unseasonably warm weather in the majority of the Company's markets which traditionally produce higher margins. Also, the gross margin rate was negatively impacted due to the reductions in sales volume experienced during the third quarter of 1998 without a corresponding reduction in the buying, occupancy and distribution expense components included in cost of goods sold. Gross profit increased 9.9% to $244.7 million for the first three quarters of 1998 from $222.6 million in the comparable period of 1997. Gross profit as a rate of sales decreased to 30.0% for the first three quarters of 1998 from 31.6% in 1997. Contributing to the decline was the higher levels of markdowns associated with initiatives to stimulate traffic during the severe weather conditions in the second quarter and inventory liquidation activities during the third quarter discussed above.

        Selling, general and administrative expenses for the third quarter ended October 31, 1998 decreased 5.8% to $65.1 million from $69.1 million in the comparable period of 1997. Selling, general and administrative expenses as a percentage of sales for the third quarter of 1998 decreased to 24.0% from 25.2% in the comparable period of 1997. Selling, general and administrative expense benefited from increased income from the Company's proprietary credit card operations as the Company's credit card bank, Granite National Bank, became fully operational during the third quarter which allowed the Company to realize the benefit of the new service charge and late fee rate structure associated with the implementation of the bank. Also included in the prior year third quarter were approximately $2.7 million of certain duplicative and one-time costs associated with the CR Anthony acquisition. Offsetting these reductions in selling, general and administrative expenses was increased advertising expense which as a percentage of sales was 5.2% and 4.4% for the third quarters of 1998 and 1997, respectively, and 4.3% and 3.9% for the first nine months of 1998 and 1997, respectively. Selling, general and administrative expenses for the nine months ended October 31, 1998 increased to $194.6 million from $163.8 million in the comparable period of 1997. Selling, general and administrative expenses as a percentage of sales for the first three quarters of 1998 increased to 23.8% from 23.3% in the comparable period of 1997. Factors contributing to the increase in selling, general and administrative expenses as a percent of sales were the comparable store sales declines during the second and third quarters and the increased advertising expense to stimulate customer traffic.

            Store opening and closure costs were $2.9 million for the third quarter of 1998 as compared to $1.9 million for the same period of 1997. Store opening and closure costs for the first three quarters of 1998 increased to $4.9 million from $2.8 million for the same period of 1997. The rise in store openings and closure costs was due to an increase in the number of stores opened during the first nine months of 1998 as compared to the same period in 1997.

             Operating income for the three months ended October 31, 1998 decreased to $7.2 million from $15.8 million for the same period of 1997. Operating income as a percent of sales for the three months ended October 31, 1998 was 2.7% as compared to 5.8% for the same period of 1997 due to the factors discussed above. Operating income for the nine months ended October 31, 1998 decreased to $45.2 million from $56.0 million for the same period of 1997. Operating income as a percent of sales for the nine months ended October 31, 1998 was 5.5% as compared to 8.0% for the same period of 1997.

        Net interest expense for the third quarter of 1998 increased 26.5% to $12.4 million from $9.8 million for the comparable period in 1997 due to higher levels of borrowings associated with the Company's expansion program and the impact of the reduced sales volume in the third quarter of 1998. Net interest expense for the first three quarters of 1998 increased 21.6% to $34.3 million from $28.2 million for the comparable period in 1997 due to higher levels of borrowings as noted above.

              As a result of the foregoing, the Company's net loss before extraordinary items for the three months ended October 31, 1998 was $3.2 million as compared to net income of $3.7 million for the comparable period in 1997. The Company's net income before extraordinary items for the nine months ended October 31, 1998 decreased to $6.6 million as compared to $17.0 million for the comparable period in 1997.

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

        The following table shows certain unaudited financial information for the Company by quarter (in thousands):

                                                    1998                                         1997
                                       -------------------------------    ----------------------------------------------
                                          Q1         Q2          Q3          Q1           Q2           Q3           Q4
                                       --------   --------   ---------    --------    ---------     --------    --------
             Net sales .............   $272,788   $271,805   $ 271,605    $191,512    $ 238,137     $274,269    $369,398
             Gross profit ..........     87,225     82,239      75,252      61,925       73,902       86,822     120,488
             Operating income ......     25,278     12,678       7,226      20,524       19,736       15,789      38,391
             Quarters'
              operating income
              as a percent of
              total ................       --         --          --            22%          21%          17%         40%
             Income (loss)
              before extraordinary
              items ................   $  9,035   $    765   $  (3,152)   $  7,094    $   6,246     $  3,673    $ 17,527
             Net income (loss) .....   $  9,035   $    765   $  (3,152)   $  7,094    $ (11,134)    $  3,523    $ 16,762

        The Company does not believe that inflation had a material effect on its results of operations during the past two years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

LIQUIDITY AND CAPITAL RESOURCES

               Total working capital increased $12.5 million to $330.6 million at October 31, 1998 from $318.1 million at January 31, 1998. The most significant changes in working capital were: (i) an increase in inventories associated with the 105 CR Anthony stores which the Company converted to its format and trade names during the first half of 1998 and the 76 new stores opened during the current year and the seasonal build of inventories in anticipation of the Christmas selling season; (ii) an increase in accounts payable associated with the increase in inventory; and (iii) the timing of interest payments on the Company's long-term debt. Prepaid expenses increased primarily due to the prepaid expenses associated with new store openings and the conversion of the CR Anthony stores. The increase in accrued and other current liabilities is principally due to the classification of $80.4 million of the outstanding balance under the Company's Credit Facility as short-term due to the clean-down provision of the Credit Facility.

        The Company's primary capital requirements are for working capital, debt service and capital expenditures. Based upon the current capital structure, management anticipates cash interest payments to be approximately $44.0 million during each of 1998 and 1999. Capital expenditures are generally for new store openings, remodeling of existing stores and facilities and customary store maintenance. Capital expenditures for the first nine months of 1998 were $71.2 million as compared to $41.7 million for the comparable period of 1997 as a result of an increase in the number of new stores opened as well as the conversion of the remaining CR Anthony stores to the Company's format and trade names. Management expects capital expenditures to be approximately $87.0 million during 1998, consisting primarily of 86 new store openings, remodeling of existing stores, the conversion of the majority of the remaining CR Anthony stores to the Company's format and the implementation of a new merchandising system. Required aggregate principal payments on debt total $2.7 million and $4.9 million for 1998 and 1999, respectively.

        The Company's current short-term liquidity needs are provided by (i) existing cash balances, (ii) operating cash flows, (iii) the Accounts Receivable Program and (iv) the Credit Facility. The Company expects to fund its long-term liquidity needs from its operating cash flows, the issuance of debt and/or equity securities, the securitization of its accounts receivable and bank borrowings. Outstanding borrowings under the Credit Facility were $180.4 million at October 31, 1998 as compared to $45.7 million at January 31, 1998. The Company had $7.2 million of availability under the Credit Facility at October 31, 1998. The outstanding balances under the revolving certificates associated with the Accounts Receivable Program were $81.4 million and $77.0 million at October 31, 1998 and January 31, 1998, respectively, while outstanding balances under term certificates were $165.0 million at both October 31, 1998 and January 31, 1998.

        The Company continually monitors its liquidity position and compliance with its various debt agreements. During the third quarter of 1998, the Company's Credit Facility was amended to reduce certain covenant requirements and clarify certain defined terms contained in the Credit Facility. The Company also amended the revolving certificates associated with the Accounts Receivable Program to increase the limit that may be outstanding from $82.5 million to $165 million through March 31, 1999 to reflect the growth in the Company's accounts receivable portfolio. The maximum outstanding under the revolving certificate will be reduced to $144.4 million from April 1, 1999 to September 30, 1999 and $82.5 million thereafter. In addition, a new class of certificates was created to allow for up to an additional $10 million to be outstanding from October 16, 1998 through December 24, 1998. Management believes that funds provided by operations, together with funds available under the Credit Facility and the Accounts Receivable Program will be adequate to meet the Company's anticipated requirements for working capital, interest payments, planned capital expenditures and principal payments on debt. Estimates as to working capital needs and other expenditures may be materially affected if the foregoing sources are not available or do not otherwise provide sufficient funds to meet the Company's obligations.

YEAR 2000

        The Year 2000 issue relates to the way computer systems and programs define calendar dates. They could fail or make miscalculations due to interpreting a date including "00" to mean 1900, not 2000. Also, other systems and equipment may contain imbedded hardware or software that may have a time element and affect their operation. The Company began working on the Year 2000 compliance issue in 1996 and heightened its focus and resource commitment in 1997 with the establishment of a formalized project plan and management oversight function. The Company has divided its Year 2000 risk assessment and remediation efforts into the following three categories: information systems, peripheral systems and hardware, and third party vendors.

        The Company has completed the evaluation of its critical information systems infrastructure for Year 2000 compliance and has developed detailed work plans to achieve compliance prior to anticipated system failures. The systems have been segregated into the following five logical, manageable groups: (1) human resource, time keeping, and payroll systems (2) point-of-sale and sales audit systems (3) credit systems (4) financial reporting and accounts payable systems, and (5) merchandising systems. Year 2000 remediation is being addressed through a combination of modifications or upgrades to existing applications or replacement. The Company has dedicated in-house resources and has contracted with third party vendors to complete the necessary coding changes, testing and installation. The five groups of systems are in various stages of completion. The Company estimates Year 2000 readiness related to information systems is presently 40% complete and anticipates will be 65% complete by the end of the current fiscal year and substantially complete by the end of the second quarter of fiscal year 1999.

        The Company has substantially completed an inventory of its major peripheral systems and hardware and is in the process of assessing and remediating Year 2000 non-compliance issues. These include, but are not limited to, mainframe computer hardware and operating systems, communications networks, personal computers and network systems, printers, store register systems and processors, scanners, and emergency power systems. The Company estimates Year 2000 readiness related to peripheral systems and hardware is presently 50% complete and anticipates will be 75% complete by the end of the current fiscal year and substantially complete by the end of the second quarter of fiscal year 1999.

        The Company presently has limited information concerning the Year 2000 compliance status of its suppliers. The Company has identified its major suppliers and has sent a survey letter which will be used to evaluate the Company's vulnerability to these vendors failure to remedy their own Year 2000 issues. The necessity for contingency planning related to suppliers will be assessed upon completion and review of the survey results.

        The Company is installing a new merchandising system which is anticipated to be completed during the first half of 1999. If installation is not complete, the Company has made arrangements with the third party presently working on the Company's Year 2000 compliance issues to remediate the legacy system. The Company's plan is to have addressed its significant Year 2000 issues prior to being affected by them. However, if the Company identifies risks related to Year 2000 compliance or its progress deviates from the anticipated timeline, the Company will develop contingency plans as deemed necessary at that time.

        It is currently estimated that the aggregate cost of the Company's Year 2000 efforts paid to third parties to assist in remediation will be approximately $2.3 million, of which approximately $1.0 million has been spent. These costs are being expensed as incurred. These amounts do not include any costs associated with the implementation of contingency plans or the cost associated with the replacement of information systems, hardware or equipment, substantially all of which would be capitalized.

        The failure to correct a material Year 2000 problem could result in an interruption in certain normal business activities or operations. Presently, the Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. The Company has limited information concerning Year 2000 compliance status of its suppliers. In the event that the Company or any of its significant suppliers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES

        On November 2, 1998, the Board of Directors of the Company, in conjunction with the adoption of a Stockholder Rights Plan, declared a dividend of one Preferred Stock Purchase Right (the "Right(s)") for each outstanding share of Common Stock, par value $0.01 per share, of the Company. The dividend is payable as of November 13, 1998 to stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundred thousandth (1/100,000) of a share of a new series of preferred shares of the Company, designated as Series A Junior Preferred Stock, at a price of $60.00 per one one-hundred thousandth (1/100,000) of a share, subject to certain adjustments. The description and terms of the Rights are set forth in a Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C. as Rights Agent, dated as of November 11, 1998.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits

4.1 Third Amendment Agreement dated as of October 6, 1998 by and among Specialty Retailers, Inc., Stage Stores, Inc., the banks named therein and Credit Suisse First Boston to the Credit Agreement dated as of June 17, 1997.

4.2 Amended and Restated Series 1997-1 Supplement dated as of October 16, 1998 to Amended and Restated Pooling and Servicing Agreement dated as of August 11, 1995 and Amended on May 30, 1996 and August 1, 1998 by and among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc., and Bankers Trust (Delaware) on behalf of the Series 1997-1 Certificateholders.

4.3 Class B-2 Certificate Purchase Agreement dated as of October 16, 1998 by and among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc., the Class B-2 Purchasers parties thereto, and Credit Suisse First Boston.

4.4 Amendment No. 1 to Class A Certificate Purchase Agreement dated as of October 16, 1998 by and among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc., the Class A Purchasers parties thereto and Credit Suisse First Boston.

4.5 Amendment No. 1 to Class B Certificate Purchase Agreement dated as of October 16, 1998 by and among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc., the Class B Purchasers parties thereto and Credit Suisse First Boston.

27.1           Financial Data Schedule.

    (b)  Reports on Form 8-K

        The Company filed a News Release on Form 8-K dated September 16, 1998 related to Stage Stores, Inc. third quarter 1998 sales update.

        The Company filed a News Release on Form 8-K dated November 5, 1998 related to Stage Stores, Inc.'s Board adopting a rights plan and third quarter 1998 sales results.

        The Company filed a News Release on Form 8-K dated November 12, 1998 related to Stage Stores, Inc. announcing the resignation of the Chief Merchandising Officer.

        The Company filed a Form 8-K on November 12, 1998 related to the adoption of the stockholder rights plan. Filed as exhibit was the Rights Agreement dated as of November 11, 1998 between Stage Stores, Inc. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent.

        The Company filed a News Release on Form 8-K dated November 19, 1998 related to Stage Stores, Inc. third quarter and nine months 1998 results.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  STAGE STORES, INC.

DECEMBER 15, 1998                                 /S/ CARL E. TOOKER
 (Date)                                           Carl E. Tooker
                                                  Chairman, Chief Executive
                                                  Officer and President
                                                  (principal executive officer)


DECEMBER 15, 1998                                 /S/ JAMES A. MARCUM
 (Date)                                           James A. Marcum
                                                  Vice Chairman and
                                                  Chief Financial Officer
                                                  (principal financial and
                                                  accounting officer)