Form 10-K405
period 1999-01-30
STAGE STORES INC
filed 1999-04-16
CIK 6885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K
(Mark One)
[X]     ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
  THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended January 30, 1999

                               OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
  OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______ to ______

                  Commission File No. 001-14035

                       Stage Stores, Inc.
      (Exact name of registrant as specified in its charter)

           DELAWARE                         76-0407711
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)         Identifications No.)

  10201 Main Street, Houston,                 77025
             Texas                          (Zip Code)
(Address of principal executive
           offices)


Registrant's telephone number, including area code:  (800)
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting common stock held by non-affiliates as of April 5, 1999 was $179,704,170.

At  April 5, 1999, there were 26,743,461 shares of  Common
Stock and 1,250,584 shares of Class B Common Stock outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting  of
Stockholders  to  be  held  May  13,  1999   (the   "Proxy
Statement") are incorporated by reference into Part III.

                             PART I

      References to a particular year are to the Company's fiscal year which is the 52 or 53 week period ending on the Saturday closest to January 31 of the following calendar year (e.g., a reference to "1998" is a reference to the fiscal year ended January 30, 1999).

ITEM 1.  BUSINESS

General

      Stage  Stores,  Inc.  (the  "Company"  or  "Stage  Stores")
operates   the   store  of  choice  for  well-known,   nationally
recognized   brand  name  apparel,  accessories,  cosmetics   and
footwear  in over 500 small towns and communities throughout  the
United  States.   Stage  Stores was  formed  in  1988  when  the
management of Palais Royal, together with several venture capital firms, acquired the family owned Bealls and Palais Royal chains which were originally founded in the 1920's. The Company has developed a unique franchise focused on small markets, differentiating itself from the competition by offering a broad range of brand name merchandise with a high level of customer service in convenient locations.

      As a result of its small market focus, Stage Stores generally faces less competition for brand name apparel because consumers in small markets generally have only been able to shop for branded merchandise in regional malls. In those small markets where the Company does compete for brand name apparel sales, such competition generally comes from local retailers, small regional chains and, to a lesser extent, national department stores. The Company believes it has a competitive advantage over local retailers and smaller regional chains due to its: (i) economies of scale; (ii) strong vendor relationships; and (iii) proprietary credit card program. The Company believes it has a competitive advantage in small markets over national department stores due to its: (i) experience with smaller markets; (ii) ability to effectively manage merchandise assortments in a small store format; and (iii) established operating systems designed for efficient operations within small markets. In addition, due to minimal merchandise overlap, Stage Stores generally does not directly compete for branded apparel sales with national discounters such as Wal-Mart.

      At January 30, 1999, the Company, through its wholly-owned subsidiary, Specialty Retailers, Inc. ("SRI"), operated 679 stores in thirty-four states throughout the United States.
Although the Company's stores may be operated under
its "Stage", "Bealls" and "Palais Royal"
trade names depending on the geographic market, the Company operates the vast majority of the stores under one concept and strategy. Approximately 75% of these stores are located in small markets
and  communities  with populations below 30,000.   The  Company's
store format (averaging approximately 16,000 total selling square feet)  and  merchandising  capabilities  enable  the  Company  to
operate  profitably  in  small markets.   The  remainder  of  the
Company's stores operate in metropolitan areas, primarily in suburban Houston.

       The  Company's  merchandising  strategy  focuses  on   the
traditionally higher margin categories of women's, men's and children's branded apparel, accessories, cosmetics and footwear. Merchandise mix may vary from store to store to accommodate differing demographic factors. The Company purchases merchandise from a vendor base of over two thousand vendors. Over 85% of 1998 sales consisted of branded merchandise, including nationally recognized brands such as Levi Strauss, Liz Claiborne, Chaps/Ralph Lauren, Calvin Klein, Guess, Hanes, Nike, Reebok and Haggar Apparel. Levi accounted for approximately 9% of the Company's 1998 retail purchases. No other vendor accounted for more than 5%. In addition, the Company, through its membership in Associated Merchandising Corporation ("AMC", a cooperative buying service), purchases imported merchandise for its private label program. The membership provides the Company with synergistic purchasing opportunities allowing it to augment its branded merchandise assortments. Private label merchandise purchased through AMC accounted for approximately 6% of the Company's total retail purchases for 1998.

     The Company offers a carefully edited but broad selection of moderately priced, branded merchandise which is divided into distinct departments as follows (percentages represent each department's contribution to Company sales):

   Department          1998   1997

Men's/Young Men         20%    20%
Misses Sportswear        15    15
Shoes                    11    11
Juniors                  10     9
Children                  9     9
Accessories & Gifts       8     9
Special Sizes             6     5
Cosmetics                 5     5
Intimate                  4     5
Dresses & Suits           3     3
Boys                      3     2
Misses Dresses            2     3
Coats                     2     2
Activewear                2     2
                       100%   100%

Employees

      During 1998, the Company employed an average of 14,680 full and part-time employees at all of its locations, of which 1,947 were salaried and 12,733 were hourly. The Company's central office (which includes corporate, credit and distribution center offices) employed an average of 490 salaried and 1,083 hourly employees during 1998. In its stores during 1998, the Company employed an average of 1,457 salaried and 11,650 hourly employees. Such averages will vary during the year as the Company traditionally hires additional employees and increases the hours of part-time employees during peak seasonal selling periods. There are no collective bargaining agreements in effect with respect to any of the Company's employees. The Company believes that relationships with its employees are good.

ITEM 2.  PROPERTIES

      The Company's corporate headquarters is located in a one hundred thirty thousand square foot building in Houston, Texas. The Company leases the building and most of the land at its Houston facility. The Company owns its approximately 450,000 square foot distribution center and its credit department facility, both located in Jacksonville, Texas. The Jacksonville distribution center collateralizes the Company's Credit Facility (as defined herein). See Note 5 to the Consolidated Financial Statements.


At January 30, 1999, the Company operated 679 stores located in thirty-four states as follows:

                                      Number
                                        of
                       State          Stores

                      Alabama            4
                      Arizona            4
                      Arkansas          27
                      Colorado           7
                      Florida            1
                      Georgia            1
                      Illinois          14
                      Indiana           16
                      Iowa              16
                      Kansas            27
                      Louisiana         49
                      Maryland           1
                      Michigan           7
                      Minnesota         12
                      Mississippi       17
                      Missouri          21
                      Montana           11
                      Nebraska           7
                      Nevada             3
                      New Mexico        27
                      New York           2
                      North Dakota       2
                      Ohio              26
                      Oklahoma          70
                      Oregon             7
                      Pennsylvania       2
                      South Carolina     1
                      South Dakota       9
                      Texas            269
                      Virginia           1
                      Washington         4
                      West Virginia      1
                      Wisconsin          3
                      Wyoming           10
                      Total            679

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



ITEM 3.  LEGAL PROCEEDINGS

      From time to time the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of its business. In addition, on March 30, 1999, a class action lawsuit was filed against the Company and certain of its officers, directors and stockholders in the United States District Court for the Southern District of Texas by John C. Weld, Jr., a stockholder who purchased 125 shares of the Company's common stock on August 3, 1998, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (the "Weld Suit"). The Company believes that the allegations of the Weld suit are without merit and intends to defend the case vigorously.

      Management believes that none of the matters in which the Company or its subsidiaries are currently involved, either individually or in the aggregate, is material to the financial position, results of operations, or cash flows of the Company or its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended January 30, 1999.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The Company's authorized common equity securities consist of par value $0.01 per share common stock ("Common Stock") and par value $0.01 per share Class B common stock ("Class B Common Stock"). Prior to April 16, 1998, the Common Stock was quoted on the NASDAQ National Market System under the symbol "STGE". Beginning April 16, 1998, the Company's Common Stock is quoted on the New York Stock Exchange under the symbol "SGE". As of April 5, 1999, (the date of record for Proxy Statement matters) there was one holder of Class B Common Stock and 293 holders of record of Common Stock. The following table sets forth, for the periods indicated, the high and low closing bid prices for the Common Stock as reported by the NASDAQ National Market System and the NYSE New York Stock Exchange.

                                          Common Stock Prices
                                         High      Low      Close

  Quarter ended May 3, 1997             $24.50    $17.25   $20.50
  Quarter ended August 2, 1997           29.19     19.25    29.00
  Quarter ended November 1, 1997         43.38     28.88    36.50
  Quarter ended January 31, 1998         43.13     32.25    38.78
  Quarter ended May 2, 1998              53.00     35.75    51.13
  Quarter ended August 1, 1998           53.75     25.00    25.44
  Quarter ended October 31, 1998         26.13      8.75    13.25
  Quarter ended January 30, 1999         15.00      6.75     8.00


      The Company has not declared or paid any cash dividends on its Common Stock during its two most recent fiscal years and does not expect to pay cash dividends for the foreseeable future. The Company anticipates that for the foreseeable future, earnings will be reinvested in the business and used to service indebtedness. The Company's existing indebtedness limits its ability to pay dividends. The declaration and payment of dividends by the Company are subject to the discretion of the Board. Any future determination to pay dividends will depend on the Company's results of operations, financial condition, capital requirements, contractual restrictions under its current indebtedness and other factors deemed relevant by the Board.

ITEM 6.  SELECTED FINANCIAL DATA

      The following sets forth selected consolidated financial data for the periods indicated. The selected consolidated financial data were derived from, and should be read in conjunction with, the Company's Consolidated Financial Statements. All dollar amounts are stated in thousands, except for per share data.

                                                   Fiscal Year
                                  1998       1997     1996     1995(1)   1994

Statement of operations data:
  Net sales                   $1,173,547 $1,073,316 $776,550 $682,624  $581,463
  Cost of sales and related
   buying, occupancy and
   distribution expenses         839,238    730,179  532,563  468,347   398,659
  Gross profit                   334,309    343,137  243,987  214,277   182,804
  Selling, general and
   administrative expenses       271,477    240,011  172,579  149,102   126,200
  Store opening and
   closure costs                  10,192      8,686    2,838    3,689     5,647
  Operating income                52,640     94,440   68,570   61,486    50,957
  Interest, net                   46,471     38,277   45,954   43,989    40,010
  Income before income tax
   and extraordinary items         6,169     56,163   22,616   17,497    10,947
  Income tax expense               2,455     21,623    8,594    6,767     4,317
  Income before extraordinary
   items                           3,714     34,540   14,022   10,730     6,630
  Extraordinary items, net
   of tax                            --     (18,295) (16,081)     --       (308)
  Net income (loss)               $3,714    $16,245  $(2,059) $10,730    $6,322
  Basic earnings (loss)
   per common share                $0.13      $0.63   $(0.13)   $0.88     $0.52
  Basic weighted average
   common shares outstanding      27,885     25,808   15,394   12,255    12,224
  Diluted earnings (loss)
   per common share                $0.13      $0.61   $(0.13)   $0.86     $0.52
  Diluted weighted average
   common shares outstanding      28,428     26,483   15,927   12,483    12,146
Margin and other data:
  Gross profit margin              28.5%      32.0%    31.4%    31.4%     31.4%
  Selling, general and
   administrative expense rate     23.1%      22.4%    22.2%    21.8%     21.7%
  Operating income margin           4.5%       8.8%     8.8%     9.0%      8.8%
Store data: (1)
  Comparable store sales growth    (3.0%)      4.1%     3.3%     0.8%      4.1%
  Store openings                      86        301(2)    69       68        10
  Number of stores open at
   end of period                     679        607      315      256       188
  Total selling area
   square footage (thousands)     10,548      9,557    5,670    4,886     3,777
Balance sheet data (at
 end of period):
  Working capital               $368,138   $318,064 $235,219 $170,108  $148,229
  Total assets                   857,680    759,396  509,283  408,254   366,243
  Long-term debt                 487,968    395,248  298,453  380,039   349,775
  Stockholders' equity
   (deficit)                     204,392    205,078   92,266  (72,314)  (81,193)
___________________________________

(1) 1995 includes 53 weeks. Comparable store sales growth for 1995 has been determined based on a comparable 52 week period.

(2)  Includes  104 stores acquired from C. R. Anthony Company  in
     1997 which were not converted to the Company's format and trade names until 1998.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

"Safe Harbor" Statement under the Private Securities Litigation

Reform Act of 1995.

      Certain items discussed or incorporated by reference herein contain forward-looking statements that involve risks and uncertainties including, but not limited to, the seasonality of demand for apparel which can be affected by weather patterns, levels of competition, competitors' marketing strategies, changes in fashion trends and availability of product and the failure to achieve the expected results of merchandising and marketing plans or store opening and closing plans. The occurrence of any of the above could have a material adverse impact on the Company's operating results. See "Risk Factors" below. Certain information herein contains estimates which represent management's best judgment as of the date hereof based on information currently available; however, the Company does not intend to update this information to reflect developments or information obtained after the date hereof and disclaims any legal obligation to the contrary.

General

      Overview. The Company operates the store of choice for nationally recognized brand name family apparel, accessories, cosmetics and footwear in over 500 small towns and communities throughout the United States. The Company has recognized the high level of brand awareness and demand for fashionable, quality apparel by consumers in small markets and has identified these markets as a profitable and underserved niche. The Company has developed a unique franchise focused on these small markets, differentiating itself from the competition by offering a broad range of brand name merchandise with a high level of customer service in convenient locations.

       At January 30, 1999, the Company, through Specialty Retailers, Inc. ("SRI"), operated 679 stores in thirty-four states throughout the United States. Although the Company's stores may be operated primarily under its "Stage", "Bealls" and "Palais Royal" trade names depending on the geographical market, the Company operates the vast majority of the stores under one concept and strategy. Approximately 75% of these stores are located in small markets and communities with populations below 30,000. The Company's store format (averaging approximately 16,000 total selling square feet) and merchandising capabilities enable the Company to operate profitably in small markets. The remainder of the Company's stores operate in metropolitan areas.

      Significant  Events.   During the second quarter  of  1997,
the Company, through SRI, completed an offering of $300.0 million
of   long-term  indebtedness  consisting  of  $200.0  million  in aggregate principal amount of 8.5% Senior Notes due 2005 and $100.0 million in aggregate principal amount of 9% Senior Subordinated Notes due 2007 (collectively, the "Note Offering"). The gross proceeds from the Note Offering of approximately $299.7 million were used to: (i) retire the Company's existing 10% Senior Notes due 2000 and 11% Senior Subordinated Notes due 2003;
(ii) to pay related fees and expenses; and (iii) to pay a portion of the costs associated with the acquisition of C. R. Anthony Company ("CR Anthony"). Concurrently with this transaction, the Company entered into a new credit facility with a group of lenders (the "Credit Facility"). The Credit Facility provides for a $100.0 million working capital and letter of credit
facility  and  a $100.0 million expansion facility.   The  Credit
Facility  replaced  the Company's previous $75.0  million  credit
facility  (the  "Old  Credit  Facility").   See  Note  5  to  the
Company's Consolidated Financial Statements.

      During the second quarter of 1997, the Company acquired CR Anthony which operated 246 family apparel stores in small markets throughout the central and midwestern United States. The Company converted 130 of the acquired locations to the Company's format primarily under its "Stage" and "Bealls" trade names during the fall of 1997 and an additional 104 stores during the Spring of 1998 while closing 12 of the acquired stores.

      During the third quarter of 1997, the Company completed an offering of approximately 7.1 million shares of common stock of which 6.4 million shares were secondary shares representing the shares owned by two venture capital firms. The remaining 650,000 shares were issued as primary shares, a result of an over-allotment provision. The shares sold by the Company resulted in net proceeds to the Company of approximately $20.7 million, which were used to reduce borrowings outstanding under the Company's Credit Facility.

      During the fourth quarter of 1997, the Company replaced the $40.0 million revolving certificate in its Accounts Receivable Trust (the "Old Revolving Certificate") with a new and more efficient asset backed commercial paper facility (the "Revolving Certificate"). The Revolving Certificate has an increased capacity at terms and rates more favorable than the Old Revolving Certificate. The Company amended the Revolving Certificate in the third quarter of 1998 to increase the limit that may be outstanding from $82.5 million to $165.0 million through March 31, 1999 to reflect the growth in the Company's accounts receivable portfolio. The maximum outstanding under the revolving certificate will be reduced to $144.4 million from April 1, 1999 to September 30, 1999 and $82.5 million thereafter. The larger facility will allow the Company to take advantage of the increase in accounts receivable in the Trust as a result of the acquisition of CR Anthony as well as to accommodate planned future growth. See Note 3 to the Company's Consolidated Financial Statements.

      The  financial  information, discussion and  analysis  that
follow   should  be  read  in  conjunction  with  the   Company's
Consolidated Financial Statements included elsewhere herein.

Results of Operations

      The following sets forth the results of operations as a percentage of sales for the periods indicated.

                                                    Fiscal Year
                                              1998     1997      1996
      Net sales                              100.0%   100.0%    100.0%
      Cost of sales and related buying,
       occupancy and distribution expense     71.5     68.0      68.6
      Gross profit margin                     28.5     32.0      31.4
      Selling, general and
       administrative expenses                23.1     22.4      22.2
      Store opening and closure costs          0.9      0.8       0.4
      Operating income margin                  4.5      8.8       8.8
      Net interest expense                     4.0      3.6       5.9
      Income before income tax
       and extraordinary item                  0.5%     5.2%      2.9%


1998 Compared to 1997

      Sales for 1998 increased 9.3% to $1,173.5 million from $1,073.3 million in 1997. The increase in sales was primarily due to an approximately $132.8 million increase in sales from stores opened or acquired during 1998 and 1997 which are not included in comparable store sales, partly offset by a 3.0% decline in comparable store sales. Management believes the majority of the decline in comparable store sales was attributable to (i) the extreme hot weather and drought conditions during the second quarter of 1998 in a substantial portion of the Company's market area, (ii) the unseasonably warm weather which existed throughout the majority of the 1998 Christmas selling period, (iii) the implementation of a "value pricing" program on selected private label merchandise and (iv) the aggressive but prudent management of the Company's inventory levels throughout the fall selling season.

      The extreme weather conditions which impacted the majority of the Company's markets during late June and July 1998 resulted in reduced customer traffic and changed customers' spending patterns during this period. As a result, comparable store sales for the second quarter decreased 5.0%. Unseasonably warm weather conditions in most markets in the third and fourth quarters of 1998 negatively impacted the sales of the traditional cold weather categories of merchandise. In response, the Company accelerated its promotional activities during this period by increasing the level of permanent and promotional markdowns on its seasonal merchandise. This strategy lowered the average retail unit price of merchandise sold during the fall selling season which negatively impacted net sales. As a result of these factors and those discussed below, comparable store sales for the fall selling season decreased 4.3%.

      In order to mitigate any potential economic impact that the record summer heat and drought conditions had on the small market communities in which the Company operates, the Company implemented a value pricing strategy on a small portion of its private label merchandise. Under the value pricing strategy, the Company reduced the price point on certain key private label basic items for the fall season. The program was designed to generate sufficient additional unit sales to offset the reduction in the average unit selling price. Due to the increased promotional activities discussed above during the fourth quarter, the program did not accomplish its goals. For 1999, based upon the results of this program, the Company eliminated the value pricing strategy from its merchandise mix.

      Finally, the Company aggressively managed its inventory levels throughout the fall selling season due to the softness in overall sales. Actions taken to control inventory levels included a significant reduction in the aggregate amount of merchandise receipts for the fall selling season as well as the acceleration of the Company's promotional activities discussed above. The significant reduction in the receipt flow for the fall selling season negatively impacted the freshness and content of certain of the Company's merchandise offerings thereby further depressing sales levels. However, as a result of its aggressive promotional activities and prudent management of its inventory levels, retail inventory per square foot on a comparable store basis at year-end 1998 was approximately 8% lower than the corresponding 1997 level. Management believes it has identified the content issues within its merchandise offerings created during 1998 and has put plans in place to address these issues in 1999.

      Gross profit decreased 2.6% to $334.3 million in 1998 from $343.1 million in 1997. Gross profit as a rate of sales decreased to 28.5% in 1998 from 32.0% in 1997. Contributing to the decline in gross profit were the higher levels of markdowns designed to stimulate traffic during the adverse weather conditions in the second quarter and the aggressive discounting and promotional activity during the second half of the year designed to drive unit sales and liquidate seasonal merchandise. In addition, the lower gross margin percentage reflects the impact of fixed buying, occupancy, and distribution expense components included in cost of goods sold in relation to lower sales levels as well as slightly higher shrinkage expense.

      Selling, general and administrative expenses increased 13.1% to $271.5 million in 1998 from $240.0 million in 1997. Selling, general and administrative expenses as a percentage of sales for 1998 increased to 23.1% from 22.4% in 1997. Factors contributing to the increase in selling, general and administrative expenses as a percent of sales were the negative leverage resulting from the reduced sales level and the increased promotional expense associated with the aggressive management of the Company's inventory level discussed above. Advertising expenses as a percentage of sales were 4.3% in 1998 as compared to 3.7% in 1997. Offsetting these increases were approximately $5.6 million of certain duplicative and one-time costs associated with the CR Anthony acquisition which were incurred in 1997 as well as the positive impact of the Company's newly formed credit card bank which has allowed the Company to charge its customers a service charge and late fee rate structure consistent with other national apparel retailers.

      Store opening and closure costs for 1998 increased to $10.2 million from $8.7 million for the same period in 1997 due to an increase in the number of stores opened during 1998 as compared to 1997.

      Operating income for 1998 decreased to $52.6 million from $94.4
million  in  1997 due to the factors discussed above.   Operating
income as a percent of sales for 1998 was 4.5% as compared to 8.8% in 1997.

      Net interest  expense for 1998 increased   21.4%  to  $46.5
million  from  $38.3  million in 1997 due  to  higher  levels  of
borrowings  under  the  Credit  Facilities  resulting  from   the
Company's expansion program.

      The Company's net income before extraordinary items for 1998 decreased to $3.7 million as compared to $34.5 million in 1997 due to the impact of the factors discussed above.


1997 Compared to 1996

      Sales for 1997 increased 38.2% to $1,073.3 million from $776.5 million in 1996. The increase in sales was due primarily to a $61.5 million increase in sales from stores opened during 1997 and 1996 which are not included in comparable store sales, $204.8 million of sales from the CR Anthony stores, as well as a 4.1% increase in comparable store sales. These increases were partially offset by the impact of closing nine stores during 1997. The increase in comparable store sales was due primarily to the strength in the Company's small market stores where comparable store sales increased 6.1%.

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

      Net interest expense decreased 16.7% to $38.3 million in 1997 from $46.0 million in 1996. Net interest expense decreased due to the retirement of the Senior Discount Debentures in October 1996 in connection with the Company's initial public offering partially offset by additional interest associated with the issuance of the $30.0 million in aggregate principal amount of 12.5% Trust Certificate-Backed Notes during May 1996 and additional borrowings under the Company's Credit Facility as a result of the CR Anthony acquisition and new store growth. During the second quarter of 1997, the Company completed the Note Offering. As a result of the Note Offering, the Company's weighted average interest rate on its senior long-term debt decreased from 10.5% to 8.7%. This decrease in the weighted average interest rate was offset by the increased borrowing levels incurred in connection with the Note Offering.

      In connection with the Note Offering, the replacement of the Old Credit Facility, and the replacement of the Old Revolving Certificate, the Company recorded an extraordinary charge of $18.3 million, net of applicable income taxes of $11.5 million.

Seasonality and Inflation

      The Company's business is seasonal and sales traditionally are lower during the first nine months of the year (February through October) and higher during the last three months of the year (November through January). Working capital requirements fluctuate during the year and generally reach their highest levels during the third and fourth quarters.

                 Fiscal Year 1998                      Fiscal Year 1997
           Q1       Q2       Q3       Q4        Q1       Q2       Q3       Q4
Net
 sales  $272,788 $271,805 $271,605 $357,349  $191,512 $238,137 $274,269 $369,398
Gross
 profit   87,225   82,239   75,252   89,593    61,925   73,902   86,822  120,488
Operating
 income   25,278   12,678    7,226    7,458    20,524   19,736   15,789   38,391
Quarter's
 operating
 income as
 a percent
 of annual   48%      24%      14%      14%       22%      21%     17%       40%
Income (loss)
 before ex-
 traordinary
 items    $9,035     $765  $(3,152) $(2,934)   $7,094    $6,246  $3,673  $17,527
Net income
 (loss)   $9,035     $765  $(3,152) $(2,934)   $7,094  $(11,134) $3,523  $16,762


      The Company does not believe that inflation had a material effect on its results of operations during the past two years.
However, there can be no assurance that the Company's business will not be affected by inflation in the future.

Liquidity and Capital Resources

      Total working capital increased $50.0 million to $368.1 million at January 30, 1999 from $318.1 million at January 31,
1998. The most significant change in working capital was the increase in inventories associated with the 104 CR Anthony stores which the Company converted to its format and trade names during the first half of 1998 and the 86 new stores opened during the current year.

      The Company's primary capital requirements are for working capital, debt service and capital expenditures. Cash interest payments were $43.0 million in 1998 and based upon the current capital structure, management anticipates cash interest payments will be approximately $44.0 million during 1999. Capital expenditures are generally for new store openings, remodeling of existing stores and facilities and customary store maintenance. Capital expenditures were $88.7 million during 1998 as compared to $64.9 million in 1997. Capital expenditures during 1998 were primarily related to 86 new store openings, remodeling of existing stores, the conversion of 104 CR Anthony stores to the Company's format and the implementation of a new merchandising system. Management estimates that capital expenditures will be approximately $23.0 million for 1999. Required aggregate principal payments on existing debt, excluding the Credit Facility, total $4.8 million and $34.8 million for 1999 and 2000, respectively.

     The Company's current short-term liquidity needs are provided by (i) existing cash balances, (ii) operating cash flows, (iii) the Accounts Receivable Program and (iv) the Credit Facility. The Company expects to fund its long-term liquidity needs from its operating cash flows, the issuance of debt and/or equity securities, the securitization of its accounts receivable and bank borrowings. Outstanding borrowings under the Credit Facility were $142.0 million at January 30, 1999 as compared to $45.7 million at January 31, 1998. The Company had $45.6 million of availability under the Credit Facility at January 30, 1999. The outstanding balances under the revolving certificates associated with the Accounts Receivable Program were $115.6 million and $77.0 million at January 30, 1999 and January 31, 1998, respectively, while outstanding balances under term certificates were $165.0 million at both January 30, 1999 and January 31, 1998. Principal repayments under the term certificates commence on December 31, 1999. However, the Company currently expects to refinance these certificates prior to that date. Therefore, the Company does not believe this will have an impact on its liquidity or cash flow for 1999 although there can be no assurances that the Company will successfully refinance the Accounts Receivable Program or as to the terms of any such refinancing. See Note 3 to the Company's Consolidated Financial Statements.

      The Company continually monitors its liquidity position and compliance with its various debt agreements. During the third and fourth quarters of 1998, the Company's Credit Facility was amended to lessen certain covenant requirements and clarify certain defined terms contained in the Credit Facility. In addition, the Credit Facility was modified to allow a maximum of $170.0 million of borrowings to be outstanding for thirty days during the period from January 27, 1999 through July 31, 1999. As of February 25, 1999, this requirement had been satisfied. The Company believes the current covenant levels provide sufficient flexibility to allow the Company to execute its business plan.

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

Recent Accounting Pronouncements

     In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") effective for fiscal years beginning after December 15, 1998. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. Initial adoption of SOP 98-5 is to be reported as the cumulative effect of a change in accounting principle. The Company will adopt SOP 98-5 in the first quarter of 1999 and estimates adoption will result in an after tax charge of approximately $2.4 million.

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

      Future Growth and Recent Acquisitions; Liquidity: Key components of the Company's growth strategy are to (i) continue to identify and acquire new store locations where the Company believes it can operate profitably and (ii) identify and consummate strategic acquisitions. Such expansions and acquisitions could be material in size and cost. The Company's ability to achieve its expansion plans is dependent upon many factors, including the availability and permissibility under restrictive covenants of financing, general and market specific economic conditions, the identification of suitable markets, the leasing of suitable sites on acceptable terms, the hiring, training and retention of qualified management and other store personnel and the integration of new stores into the Company's information systems and operations. As a result, there can be no assurance that the Company will be able to achieve its targets for opening new stores (including acquisitions) or that such new stores will operate profitably when opened or acquired.

      The Company's growth strategy may significantly expand the Company's capital expenditure and working capital requirements, and the Company's ability to meet such requirements may be adversely affected by the Company's level of indebtedness and the restrictive covenants contained therein, especially in periods of economic downturn.

      Economic and Market Conditions; Seasonality and Weather: A substantial portion of the Company's operations are located in the central United States. In addition, many of the Company's stores are situated in small towns and rural environments that are substantially dependent upon the local economy. The retail apparel business is dependent upon the level of consumer spending, which may be adversely affected by an economic downturn or a decline in consumer confidence. An economic downturn, particularly in the central United States and any state (such as Texas) from which the Company derives a significant portion of its net sales, could have a material adverse effect on the Company's business and financial condition.

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

      The Company's business depends in part on normal weather patterns across its markets. Any unusual weather patterns in the Company's markets, such as what occurred in 1998, can have a material impact on the Company's business and financial condition.

       Competition: The retail apparel business is highly competitive. Although competition varies widely from market to market, the Company faces substantial competition, particularly in its Houston area markets, from national, regional and local department and specialty stores. Some of the Company's competitors are considerably larger than the Company and have substantially greater financial and other resources. Although the Company currently offers branded merchandise not available at certain other retailers (including large national discounters) in its small market stores, there can be no assurance that existing or new competitors will not carry similar branded merchandise in the future, which could have a material adverse effect on the Company's business and financial condition.

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

     Consumer Credit Risks - Private Label Credit Card Portfolio:
Sales under the Company's private label credit card program represent a significant portion of the Company's business. In recent years, some retailers have experienced substantial increases in the rate of charge-offs in their credit card portfolios. Although the Company did not experience this trend in 1998, any significant deterioration in the quality of the Company's accounts receivable portfolio or any adverse changes in laws regulating the granting or servicing of credit (including late fees and the finance charge applied to outstanding balances) could have a material adverse effect on the Company's business and financial condition.

       Accounts Receivable Program: The Company currently securitizes substantially all of the receivables derived from its proprietary credit card accounts through the Accounts Receivable Program. Under this program, the Company causes such receivables to be transferred to the Trust, which from time to time issues certificates to investors backed by such receivables. The Accounts Receivable Program has substantially increased the
Company's liquidity (through the issuance and sale of such certificates). There can be no assurance that the Company will be able to continue to securitize its receivables in this manner. Furthermore, there can be no assurance that receivables will continue to be generated by credit card holders, or that new credit card accounts will continue to be established at the rate historically experienced by the Company. Any decline in the generation of receivables or in the rate or pattern of cardholder payments on accounts could have a material adverse effect on the Company's business and financial condition. In addition, significant increases in the floating rates paid on investor certificates and/or significant deterioration in the performance of the Company's receivables portfolio could trigger an early repayment requirement, which could materially adversely affect liquidity. Principal repayments under the term certificates commence on December 31, 1999. However, the Company currently expects to refinance these certificates prior to that date. Therefore, the Company does not believe this will have an impact on its liquidity or cash flow for 1999 although there can be no assurances that the Company will successfully refinance the Accounts Receivable Program or as to the terms of any such refinancing. See Note 3 to the Company's Consolidated Financial Statements. See "Liquidity and Capital Resources."

      Interest Rate Risk: Although the Company is protected to a certain extent by interest rate caps, investors in the receivables-backed certificates of the Trust receive interest payments on such certificates based on a floating rate. In addition, borrowings under the Credit Facility bear a floating rate of interest. If market rates of interest increase, the Company's financial results could be materially adversely affected. See "Liquidity and Capital Resources."

      Centralized Operations: The Company's buying, credit, distribution and other corporate operations are highly centralized in three main locations. The Company's operations could be materially affected if a catastrophic event (such as but not limited to fire, hurricanes or floods) impacts use of these facilities. There can be no assurances that the Company would be successful in obtaining alternative servicing facilities in a timely manner if such a catastrophic event should occur.

      Year 2000 Infrastructure: The Year 2000 issue relates to the
way  computer systems and programs define calendar  dates.   They
could fail or make miscalculations due to interpreting a date including "00" to mean 1900, not 2000. Also, other systems and equipment may contain imbedded hardware or software that may have a time element and affect their operation. The Company began working on the Year 2000 compliance issue in 1996 and heightened its focus and resource commitment in 1997 with the establishment of a formalized project plan and management oversight function. The Company has divided its Year 2000 risk assessment and
remediation   efforts  into  the  following   three   categories:
information systems, peripheral systems and hardware, and third party vendors.

      The Company has completed the evaluation of its critical information systems infrastructure for Year 2000 compliance and has developed detailed work plans to achieve compliance prior to possible system failures. The systems have been segregated into the following five logical, manageable groups: (1) human resource, time keeping, and payroll systems (2) point-of-sale and sales audit systems (3) credit systems (4) financial reporting and accounts payable systems and (5) merchandising systems. Year 2000 remediation is being addressed through a combination of modifications or upgrades to existing applications or replacement. The Company has dedicated in-house resources and has contracted with third party vendors to complete the necessary coding changes, testing and installation. The five groups of systems are in various stages of completion. The Company estimates Year 2000 readiness related to information systems is 65% complete and anticipates will be substantially complete by the end of the second quarter of fiscal year 1999.

      The Company has substantially completed an inventory of its major peripheral systems and hardware and is in the process of assessing and remediating Year 2000 non-compliance issues. These include, but are not limited to, mainframe computer hardware and operating systems, communications networks, personal computers and network systems, printers, store register systems and processors, scanners, and emergency power systems. The Company estimates Year 2000 readiness related to peripheral systems and hardware is 75% complete and anticipates will be substantially complete by the end of the second quarter of fiscal year 1999.

      The Company is installing a new merchandising system which is anticipated to be completed during the first half of 1999. If installation is not complete, the Company has made arrangements with the third party presently working on the Company's Year 2000 compliance issues to remediate the legacy system. To the extent there are unforeseen issues associated with the implementation of the new system, the Company's business could be adversely impacted.


      The Company's plan is to have addressed its significant Year 2000 issues prior to being affected by them. However, if the Company identifies additional risks related to Year 2000 compliance or its progress in planned remediation efforts deviates from the anticipated timeline, the Company will develop contingency plans as deemed necessary at that time. It is currently estimated that the aggregate cost of the Company's Year 2000 efforts paid to third parties to assist in remediation will be approximately $2.3 million, of which approximately $1.6 million has been spent. These costs are being expensed as incurred. These amounts do not include any costs associated with the implementation of contingency plans or the cost associated with the replacement of information systems, hardware or equipment, substantially all of which would be capitalized. The failure to correct a material Year 2000 problem could result in an interruption in certain normal business activities or operations. Presently, the Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance.

      The  Company  has  limited  information  concerning   Year
2000 compliance status of its suppliers. The Company has, however, identified its major suppliers and has sent a survey letter which is being used to evaluate the potential risk to the Company if these vendors fail to remedy their Year 2000 issues. In the event that the Company or any of its significant suppliers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See "Index to Financial Statements and Schedules" included on page 21 for information required under this Item 8.

ITEM 9.  CHANGES   IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table lists the names, ages and all positions held by the directors and executive officers of Stage Stores as of April 1, 1999:

   Name         Age                  Position
Carl Tooker      51     Chairman, Chief Executive Officer an President
James Marcum     39     Director, Vice Chairman and Chief Financial Officer
Stephen Lovell   43     Vice Chairman and Chief Field Operations Officer
Gregg Kennedy    51     Executive Vice President and Chief Merchandising Officer
Jim Bodemuller   53     Executive Vice President and Chief Information Officer
Ron Lucas        51     Executive Vice President, Human Resources
Harold Compton   51     Director
Robert Huth      53     Director
Richard Jolosky  64     Director
Jack Bush        64     Director
David Thomas     49     Director
John Wiesner     61     Director

      Mr. Tooker joined the Company as Director, President and Chief Operating Officer on July 1, 1993. On July 1, 1994, Mr. Tooker was appointed Chief Executive Officer and on January 27, 1997, Mr. Tooker was elected Chairman of the Board. Mr. Tooker has 26 years of experience in the retail industry, 18 of which were spent in the May Co. where he served as Chairman and Chief Operating Officer of Filene's of Boston from 1988 to 1990. In 1990, Mr. Tooker joined Rich's, a division of Federated Department Stores, Inc., as President and Chief Operating Officer, and in 1991 Mr. Tooker was promoted to Chief Executive Officer of Rich's where he served until joining the Company in 1993.

      Mr. Marcum joined the Company in June 1995 as Executive Vice President and Chief Financial Officer, was elected to the Board on August 20, 1997 and was promoted to Vice Chairman and Chief
Financial  Officer  on  March  5, 1998.   Prior  to  joining  the
Company, Mr. Marcum held various positions at the Melville Corporation where he was employed since 1983. Mr. Marcum served as Treasurer of Melville Corporation from 1986 to 1989, Vice President and Controller of Marshalls, Inc., a division of the Melville Corporation, from 1989 to 1990 and as Senior Vice President and Chief Financial Officer of Marshalls, Inc. from 1990 to 1995. Mr. Marcum has been nominated as a director candidate for The Bombay Company, Inc. to be voted on by shareholders at their annual meeting on May 20, 1999.

      Mr. Lovell joined the Company in June 1995 as Executive Vice President and Director of Stores and was promoted to Vice Chairman and Chief Field Operations Officer on March 5, 1998.
Before   joining  the  Company,  Mr.  Lovell  served  in  various
positions at Hit or Miss, a division of TJX Companies, where he was employed since 1980 and where he served since January 1987 as Senior Vice President and Director of Stores.

      Mr. Kennedy joined the Company in August 1998 as Vice President, Divisional Merchandising Manager, was promoted to Senior Vice President, General Merchandise Manager in November 1998 and was promoted to Executive Vice President and Chief
Merchandising Officer in February 1999. Between 1993 and 1998, Mr. Kennedy was Vice President, General Merchandising Manager at Belk Department Stores. In 1991 he joined H.L. Reeds Department Stores as President. From 1989 to 1991 he held a variety of merchandising and store management positions at Federated Department Stores and from 1976 to 1989 he was Vice President, Divisional Merchandise Manager for women's sportswear at Kaufmann's, a division of May Company.

      Mr.  Bodemuller  joined the Company in July 1997  as  Senior
Vice   President,  Planning  and  Allocation,  was  promoted   to
Executive  Vice President, Planning and Allocation in March  1998
and   was   promoted  to  Executive  Vice  President  and   Chief
Information Officer in March 1999. From 1995 to 1997 Mr. Bodemuller was Senior Vice President, Planning Allocation and Information Systems at Woolworths. Between 1993 and 1995 he was Senior Vice President and Chief Information Officer at Marshalls, Inc., a division of the Mellville Corporation and from 1982 to 1993 he was Corporate Vice President, MIS at May Company.

      Mr.  Lucas joined the Company in July 1995  as  Senior
Vice  President,  Human Resources and was promoted  to  Executive
Vice President, Human Resources on March 5, 1998. Between 1987 and 1995, Mr. Lucas served as Vice President, Human Resources at two different divisions of Limited, Inc., the Limited Stores Division and Lane Bryant. Previously, he spent seventeen years at the Venture Stores Division of May Co. where from 1985 to 1987 he was Vice President, Organization Development.

      Mr. Compton has been a Director since March 1997. Mr. Compton is also Executive Vice President and Chief Operating Officer of CompUSA, Inc. where he has served since January 1995. Mr. Compton is also President of CompUSA Stores. Previously, he served as Executive Vice President-Operations of CompUSA Stores from August 1994 to January 1995. Prior to joining CompUSA, Inc., Mr. Compton served as President and Chief Operating Officer of Central Electric Inc. from December 1993 to August 1994 and as Executive Vice President-Operations & Human Resources of HomeBase, Inc. from 1989 to 1993. Mr. Compton is a director of Linens `N Things, Inc. and Jumbo Sports.

      Mr. Huth has been a Director since March 1997. Mr. Huth is also Director, President and Chief Operating Officer of David's Bridal where he has served since 1995. Prior to joining David's Bridal, Mr. Huth served as Director, Executive Vice President and Chief Financial Officer of Melville Corporation from 1987 to 1995.

      Mr. Jolosky has been a Director since March 1997. Mr. Jolosky is also Director and Vice Chairman of Payless ShoeSource, Inc. where he has served since 1996. Prior to joining Payless Shoe Source, Inc., Mr. Jolosky previously served as President and Chief Executive Officer of Silverman Jewelry Company from 1995 to 1996 and as Chief Executive Officer of the Richard Allen Company from 1992 to 1995.

      Mr. Bush has been a Director since December 1997.  Mr.
Bush is also President of Raintree Partners, Inc., a management consulting firm where he has served since 1995, as well as Chairman, Director and Chief Executive Officer of Jumbo Sports, Director of TeleQuip Company and Chairman of the Strategic Board of Directors of the College of Business and Public Administration at the University of Missouri. From 1991 to August 1995, Mr. Bush was President and Director of Michaels Stores, Inc.

      Mr.  Thomas has been a Director since September  1997.   Mr.
Thomas has been a Managing Director of Citicorp Venture Capital, Ltd. and a Vice President of Court Square Capital Limited for more than five years. Mr. Thomas is a director of Lifestyle
Furnishings  International  Ltd.,  Galey  &  Lord,  Inc.,   Anvil
Knitwear, Inc., Neenah Corporation, Plainwell, Inc., Sleepmaster Corporation and American Commercial Lines, LLC.

      Mr. Wiesner has been a Director since July 1997. Prior to joining the Company, Mr. Wiesner held varying positions at CR Anthony, including Chairman of the Board, Chief Executive Officer from 1987 to 1997, and President from 1987 to 1990 and 1992 to 1995. Mr. Wiesner is also a director of Lamont Apparel, Inc. and Elder Beerman, Inc.

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


                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

     (a)  and (d) Financial Statements

          See  "Index  to  Financial  Statements  and
          Schedules" on Page 21.


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

                The Company filed a Form 8-K on November 12, 1998 related to the adoption of the stockholder rights plan. Filed as an exhibit was the Rights Agreement dated as of November 11, 1998 between Stage Stores, Inc. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent.

               The Company filed a News Release on Form 8-K dated
          November 19, 1998 related to Stage Stores, Inc. third quarter and nine months 1998 results.

          The  Company  filed a News Release on  Form  8-K  dated
          January  7,  1999  related to Stage Stores,  Inc.  1998
          holiday period sales results.

          The Company filed a News Release on Form 8-K dated January 27, 1999 related to the Fourth Amendment Agreement dated as of January 27, 1999 by and among Specialty Retailers, Inc., Stage Stores, Inc., the banks named therein and Credit Suisse First Boston to the Credit Agreement dated as of June 17, 1997.

          The  Company  filed a News Release on  Form  8-K  dated
          February   4,   1999  related  to  Stage   Stores,   Inc.
          announcing fourth quarter 1998 sales.

          The  Company  filed a News Release on  Form  8-K  dated
          February 19, 1999 related to Stage Stores, Inc. naming of a new executive vice president, chief merchandising officer.

          The  Company  filed a News Release on  Form  8-K  dated
          March 11, 1999 related to Stage Stores, Inc. announcing fourth quarter and full year 1998 results.

          The  Company  filed a News Release on  Form  8-K  dated
          April 2, 1999 related to Stage Stores, Inc. denial of allegations of securities laws violations.

               (c)  Exhibits - See "Exhibit Index" at X-1.




                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    STAGE STORES, INC.

                    /s/ Carl Tooker                April 13, 1999
                    Carl Tooker
                    Chairman, Chief Executive Officer and President (principal executive officer)


                    STAGE STORES, INC.

                    /s/ James Marcum               April 13, 1999
                    James Marcum
                    Vice Chairman and Chief Financial Officer
                    (principal financial and accounting officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Carl Tooker          Chairman of the Board of Directors April 13, 1999
Carl Tooker

/s/ James Marcum         Director                  April 13, 1999
James Marcum

/s/ Jack Bush            Director                  April 13, 1999
Jack Bush

/s/ Robert Huth          Director                  April 13, 1999
Robert Huth

/s/ John Wiesner         Director                  April 13, 1999
John Wiesner







           INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                          Page
                                                                         Number

Financial Statements

Report of Independent Accountants                                          F-1
Consolidated  Balance Sheet at January 30, 1999 and  January  31, 1998     F-2
Consolidated  Statement of Operations for  1998,  1997  and  1996          F-3
Consolidated  Statement of Cash Flows for  1998,  1997  and  1996          F-4
Consolidated Statement of Stockholders' Equity for 1998, 1997 and 1996     F-5
Notes to Consolidated Financial Statements                                 F-6




Schedules

    All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.









                Report of Independent Accountants



To the Board of Directors and Stockholders of Stage Stores, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Stage Stores, Inc. and its subsidiaries (the "Company") at January 30, 1999 and January 31, 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.







PricewaterhouseCoopers  LLP


Houston, Texas
March 10, 1999

                        Stage Stores, Inc.
                    Consolidated Balance Sheet
                (in thousands, except par values)

                                    January 30, 1999      January 31, 1998

                ASSETS
Cash and cash equivalents                $ 12,832             $23,315
Undivided interest in accounts
receivable trust                           69,816              61,211
Merchandise inventories, net              341,316             303,115
Prepaid expenses                           24,981              20,417
Other current assets                       59,492              57,788
      Total current assets                508,437             465,846

Property, equipment and leasehold
improvements, net                         233,263             171,654
Goodwill, net                              92,551              95,486
Other assets                               23,429              26,410
      Total assets                       $857,680            $759,396

 LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                         $ 82,779             $91,799
Accrued expenses and other current
liabilities                                52,706              53,291
Current portion of long-term debt           4,814               2,692
      Total current liabilities           140,299             147,782

Long-term debt including credit
facilities                                487,968             395,248
Other long-term liabilities                25,021              11,288
      Total liabilities                   653,288             554,318

Preferred stock, par value $1.00, non-
  voting,
  3 shares authorized, no shares
  issued or outstanding                       --                  --
Common stock, par value $0.01, 75,000
  shares
  authorized, 26,718 and 26,500 shares
  issued and outstanding, respectively        267                 265
Class B common stock, par value $0.01,
  non-voting,
  3,000 shares authorized, 1,250 shares
  issued and outstanding                       13                  13
Additional paid-in capital                265,716             264,679
Accumulated deficit                      (55,610)             (59,324)
Accumulated other comprehensive income    (5,994)                (555)
   Stockholders' equity                   204,392             205,078
Commitments and contingencies                 --                  --
      Total liabilities and
       stockholder's equity              $857,680            $759,396




                        Stage Stores, Inc.
               Consolidated Statement of Operations
            (in thousands, except earnings per share)

                                             Fiscal Year
                                     1998        1997         1996

 Net sales                       $1,173,547   $1,073,316   $ 776,550
 Cost of sales and related
   buying,
   occupancy and
   distribution expenses            839,238      730,179      532,563
 Gross profit                       334,309      343,137      243,987

 Selling, general and
  administrative expenses           271,477      240,011      172,579
 Store opening and closure
  costs                              10,192        8,686        2,838
 Operating income                    52,640       94,440       68,570

 Interest, net                       46,471       38,277       45,954

 Income before income tax
  and extraordinary items             6,169       56,163       22,616
 Income tax expense                   2,455       21,623        8,594
 Income before extraordinary items    3,714       34,540       14,022
 Extraordinary items --
  early retirement
    of debt, net of tax                 --       (18,295)     (16,081)

 Net income (loss)                $   3,714    $  16,245     $ (2,059)


 Basic earnings (loss) per
  common share data:
 Basic earnings per common
  share before
  extraordinary items             $    0.13    $    1.34      $  0.91
 Extraordinary items --
  early retirement
    of debt                             --         (0.71)       (1.04)
 Basic earnings (loss) per        $    0.13    $    0.63      $ (0.13)
  common share

 Basic weighted average
  common shares outstanding          27,885       25,808       15,394

 Diluted earnings (loss) per
  common share data:
 Diluted earnings per common
  share before
  extraordinary items             $    0.13     $   1.30      $  0.88
 Extraordinary items --
  early retirement
  of debt                               --         (0.69)       (1.01)
 Diluted earnings (loss) per      $    0.13     $   0.61      $ (0.13)
  common share

 Diluted weighted average
  common shares outstanding          28,428       26,483       15,927


                      Stage Stores, Inc.
             Consolidated Statement of Cash Flows
                        (in thousands)

                                                     Fiscal Year
                                             1998       1997         1996
 Cash flows from operating
  activities:

   Net income (loss)                       $3,714    $16,245      $(2,059)
   Adjustments to reconcile net
    income (loss) to net cash provided by
    operating activities:
     Depreciation and amortization         33,474     19,828       14,181
     Deferred income taxes                  2,371     27,438       15,650
     Accretion of discount                  1,138      1,231       11,097
     Amortization of debt issue costs       2,577      2,274        2,104
     Loss on early retirement of debt         --      18,295       16,081
     Changes in operating assets
      and liabilities:
       Decrease (increase) in
        undivided interest in accounts
        receivable trust                   (8,605)    22,777      (18,815)
       Increase in merchandise
        inventories                       (38,201)   (76,451)     (28,199)
       Increase in other assets            (2,637)   (26,970)      (3,339)
       Increase (decrease) in
        accounts payable and accrued
        liabilities                        (9,341)    14,167       (6,614)
         Total adjustments                (19,224)     2,589        2,146
       Net cash provided by (used
        in) opeating activities           (15,510)    18,834           87

 Cash flows from investing
  activities:

   Acquisitions, net of cash acquired         --      (4,946)     (27,346)
   Additions to property, equipment
    and leasehold improvements            (88,719)   (64,859)     (26,096)
       Net cash used in investing
        activities                        (88,719)   (69,805)     (53,442)

 Cash flows from financing
  activities:

  Proceeds from:
    Credit facilities                      96,300     45,700          --
    Long-term debt                            --     299,718       30,000
    Common stock                              955     22,522      165,969
  Payments on:
    Long-term debt                         (2,596)  (299,533)    (140,677)
    Redemption of common stock                --         --           (46)
    Additions to debt issue costs            (913)   (12,407)      (3,878)
       Net cash provided by
        financing activities               93,746     56,000       51,368

   Net increase (decrease) in cash
    and cash equivalents                  (10,483)     5,029       (1,987)

   Cash and cash equivalents:
     Beginning of year                     23,315     18,286       20,273
     End of year                          $12,832    $23,315      $18,286


 Supplemental disclosures:
  Cash flow information:
     Interest paid                        $43,015    $45,988      $32,094

     Income taxes paid (refunded)         $(2,872)  $(14,436)      $6,988


  Non-cash investing and financing
   activities:
    In connection with various
     acquisitions, liabilities were
     assumed as follows:
      Fair value allocated to
       assets aquired                       $ --    $120,665      $35,001
      Cash paid for assets aquired,
       including acquisition expenses         --      (4,946)     (27,346)
      Value of Common Stock exchanged         --     (72,284)         --
      Purchase price payable at closing       --         --           --
         Liabilities assumed                $ --     $43,435       $7,655


                        Stage Stores, Inc.
          Consolidated Statement of Stockholders' Equity
                          (in thousands)
                                                 Fiscal Year
                                         1998        1997         1996
Shares Outstanding
Shares of common stock issued:
   Beginning balance                    26,500      22,033       10,866
   Issuance of stock                       218       4,467       11,032
   Conversion of Class B common stock      --          --           141
   Retirement of stock                     --          --            (6)
   Ending balance                       26,718      26,500       22,033

Shares of Class B stock issued:
   Beginning balance                     1,250       1,250        1,391
   Conversion of Class B common stock      --          --          (141)
   Ending balance                        1,250       1,250        1,250

Stockholders' Equity
Common stock issued:
   Beginning balance                      $265        $220         $109
   Issuance of stock                         2          45          110
   Conversion of Class B common stock      --          --             1
   Ending balance                          267         265          220

Class B stock issued:
   Beginning balance                        13          13           14
   Conversion of Class B common stock      --          --            (1)
   Ending balance                           13          13           13

Additional Paid-in Capital:
   Beginning balance                   264,679     169,811        3,800
   Issuance of stock                       953      94,761      165,859
   Vested compensatory stock options        84         107          198
   Retirement of stock                     --          --           (46)
   Ending balance                      265,716     264,679      169,811

Accumulated deficit and accumulated
 other comprehensive income:
   Beginning balance                   (59,879)    (77,778)     (76,237)
   Comprehensive income (loss):
        Net income (loss)                3,714      16,245       (2,059)
        Other comprehensive
         income (loss)                  (5,439)      1,654          518
   Total comprehensive
    income (loss)                       (1,725)     17,899       (1,541)
   Ending balance                      (61,604)    (59,879)     (77,778)
Total Stockholders' Equity            $204,392    $205,078      $92,266

Accumulated other
comprehensive income:
   Beginning balance                  $   (555)   $ (2,209)     $(2,727)
   Comprehensive income (loss) -
     Minimum pension liability
      adjustment net of tax             (5,439)      1,654          518
   Ending balance                     $ (5,994)   $   (555)     $(2,209)


                       Stage Stores, Inc.
           Notes to Consolidated Financial Statements


NOTE  1  -  DESCRIPTION  OF BUSINESS AND  SIGNIFICANT  ACCOUNTING
POLICIES

      Description of Business: Stage Stores, Inc. ("Stage Stores" or the "Company"), through its wholly-owned subsidiary, Specialty Retailers, Inc. ("SRI"), operates family apparel stores primarily under the names "Bealls", "Palais Royal" and "Stage" offering nationally recognized brand name family apparel, accessories, cosmetics and footwear. As of January 30, 1999, the Company operated 679 stores in thirty-four states located throughout the United States.

      Principles of Consolidation: The consolidated financial statements include the accounts of Stage Stores and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

      Fiscal Year: References to a particular year are to the Company's fiscal year which is the 52 or 53 week period ending on the Saturday closest to January 31 of the following calendar year (e.g., a reference to "1998" is a reference to the fiscal year ended January 30, 1999).

     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      Accounts Receivable Securitization: The Company securitizes substantially all of its trade accounts receivable through a wholly-owned special purpose entity, SRI Receivables Purchase Co., Inc. ("SRPC"). SRPC holds a retained interest in the securitization vehicle, a special purpose trust (the "Trust"), which is represented by two certificates of beneficial ownership in the Trust (the "Retained Certificates"). The Company accounts for the Retained Certificates in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Under SFAS 115, the Retained Certificates are accounted for as investments in debt securities and classified as trading securities. Accordingly, the Retained Certificates are recorded at fair value in the accompanying balance sheet with any change in fair value reflected currently in income. The gain recorded to income in 1998, 1997 and 1996 was $3.2 million, $0.7 million and $1.3 million, respectively.

      Merchandise Inventories: The Company states its merchandise inventories at the lower of cost or market based upon the retail method of accounting, cost being determined using the last-in, first-out ("LIFO") method. Market is estimated on a pool-by-pool basis. The Company believes that the LIFO method, which charges the most recent merchandise costs to the results of current operations, provides a better matching of current costs with current revenues in the determination of operating results.

      Property, Equipment and Leasehold Improvements: Property, equipment and leasehold improvements are stated at cost and depreciated over their estimated useful lives using the straight-line method. The estimated useful lives of leasehold improvements do not exceed the term of the related lease, including renewal options. The estimated useful lives in years are as follows:

      Buildings                                   20-25
      Store and office fixtures and equipment      5-12
      Warehouse equipment                          5-15
      Leasehold improvements                       5-50

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

     Debt Issue Costs: Debt issue costs are accounted for as a deferred charge and amortized on a straight-line basis over the term of the related issue. Amortization of debt issue costs were $2.6 million, $2.3 million and $2.1 million for 1998, 1997 and 1996, respectively.

      Goodwill and Other Intangibles: The Company amortizes goodwill and intangible assets on a straight-line basis over the estimated future periods benefited, not to exceed forty years. Amortization periods for goodwill and other intangibles associated with acquisitions are currently five to forty years. Each year, the Company evaluates the remaining useful life associated with goodwill based upon, among other things, historical and expected long-term results of operations. Accumulated amortization of goodwill was $10.3 million and $7.4 million at January 30, 1999 and January 31, 1998, respectively.

      Store Pre-Opening Expenses: Pre-opening expenses of new stores are charged to operations in the year the store opens.

      Advertising Expenses: Advertising costs are charged to operations when the related advertising first takes place. Advertising costs were $50.4 million, $39.5 million and $29.7 million for 1998, 1997 and 1996, respectively. Prepaid advertising costs were $2.7 million and $3.6 million at January 30, 1999 and January 31, 1998, respectively.

      Cash and Cash Equivalents: The Company considers highly liquid investments with initial maturities of less than three months to be cash equivalents in its statement of cash flows.

     Financial Instruments: Except for the Retained Certificates, the Company records all financial instruments at cost. The cost of all financial instruments, except long-term debt and the Retained Certificates, approximates fair value.

     Impairment of Assets: The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The Company has not identified any such impairment losses.

      Earnings per Share: Basic earnings per share is computed using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is computed using the weighted average number of common shares as well as all potentially dilutive common share equivalents outstanding. Stock options and restricted stock are the only potentially dilutive share equivalents the Company has outstanding for the periods presented. Incremental shares of 543 thousand, 675 thousand and 533 thousand in 1998, 1997 and 1996, respectively, were used in the calculation of diluted earnings per common share. Common share equivalents of 408 thousand, 245 thousand and 256 thousand in 1998, 1997 and 1996, respectively, were not included in the computation of diluted earnings per share as they were anti-dilutive.

     Stock Split: Share and per share amounts for all periods presented reflect the impact of a .94727 for 1 reverse stock split of the Company's common stock consummated concurrently with the Company's initial public offering in October 1996.

     Comprehensive income: During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded directly as an adjustment to stockholders' equity. Minimum pension liability adjustment is the Company's only component of comprehensive income. The minimum pension liability adjustments recorded in the accompanying statement of stockholders' equity are net of tax expense (benefit) of $3.5 million, ($1.1) million and ($0.3)
million in 1998, 1997 and 1996, respectively. Prior year statements have been restated in accordance with the provisions of SFAS 130.

      Start-up Costs: In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), effective for fiscal years beginning after December 15, 1998. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. Initial adoption of SOP 98-5 is to be reported as the cumulative effect of a change in accounting principle. The Company will adopt SOP 98-5 in the first quarter of 1999.

     Reclassifications:  The accompanying Consolidated  Financial
Statements include reclassifications from financial statements issued in previous years.

NOTE 2 - C. R. ANTHONY COMPANY ACQUISITION

      During June 1997, the Company acquired C.R. Anthony Company ("CR Anthony") which operated 246 family apparel stores in small markets throughout the central and midwestern United States. The Company issued 3,607,044 shares in exchange for the outstanding common stock of CR Anthony. The purchase price for CR Anthony (including the common stock issued by the Company) was approximately $77.2 million, including acquisition costs and net of cash acquired. The acquisition of CR Anthony was accounted for under the purchase method of accounting. Accordingly, the total acquisition cost was allocated to the assets acquired and liabilities assumed at their estimated fair values. The excess of the purchase price over the estimated fair value of such assets and liabilities was recognized as goodwill and is being amortized on a straight-line basis over forty years.

NOTE 3 - ACCOUNTS RECEIVABLE SECURITIZATION

      Pursuant to the accounts receivable securitization (the "Accounts Receivable Program"), the Company sells substantially all of the accounts receivable generated by the holders of the Company's private label credit card accounts to SRPC on a daily basis in exchange for cash or an increase in the Retained Certificates. SRPC is a separate limited-purpose subsidiary that is operated in a fashion intended to ensure that its assets and liabilities are distinct from those of the Company and its other affiliates as SRPC's creditors have a claim on its assets prior to becoming available to any creditor of the Company. The Trust currently has $165.0 million of term certificates as well as a revolving certificate facility (the "Revolving Certificate") outstanding which represent undivided interests in the Trust. During September 1998, the Company amended the Revolving Certificate to increase the limit that may be outstanding from $82.5 million to $165.0 million through March 31, 1999. The maximum outstanding under the Revolving Certificate will be reduced to $144.4 million from April 1, 1999 to September 30, 1999 and $82.5 million thereafter. Amounts outstanding under the Revolving Certificate are funded by the issuance of commercial paper in the open market through a facility agent at various rates and maturities. If the commercial paper market is unavailable, amounts outstanding under the Revolving Certificate will be funded by a liquidity provider. If accounts receivable balances in the Trust fall below the level required to support the term certificates and revolving certificates, certain principal collections may be retained in the Trust until such time as the receivable balances exceed the certificates then outstanding and the required Retained Certificates. The Trust may issue additional series of certificates from time to time. Terms of any future series will be determined at the time of issuance. The outstanding balances of the term certificates totaled $165.0 million at January 30, 1999 and January 31, 1998. There was $115.6 million and $77.0 million outstanding under the Revolving Certificate at January 30, 1999 and January 31, 1998 respectively.

      Total accounts receivable transferred to the Trust during 1998, 1997 and 1996 were $585.3 million, $508.9 million and
$441.4 million, respectively. The cash flows generated from the accounts receivable in the Trust are dedicated to: (i) the purchase  of  new accounts receivable generated by  the  Company;
(ii) payment of a return on the certificates; and (iii) the payment of a servicing fee to SRI. Any remaining cash flows are remitted to SRPC. The term certificates entitle the holders to receive a return, based upon the London Interbank Offered Rate ("LIBOR"), plus a specified margin. Principal payments commence on December 31, 1999 but can be accelerated upon occurrence of certain events. The Company is currently protected against increases above 12% with respect to the term certificates under an agreement entered into with a bank. The Company is exposed to a loss in the event of non-performance by the bank, however, such event is not anticipated. The Revolving Certificate entitles the holder to receive a return based upon a commercial paper rate, or a base rate plus a specified margin depending on the type of funding outstanding for the Revolving Certificate. The purchase commitment for the Revolving Certificate which was entered into December 1997 is three years, subject to renewal at the option of the parties. At January 30, 1999, the average rate of return on the term certificates and the Revolving Certificate were 6.2% and 5.1%, respectively.

       The   following  table  reflects  the  total  consolidated
operating   performance  of  the  Company's  Accounts  Receivable
Program,  the  results of which are included in selling,  general
and   administrative  expenses  in  the  Company's   Consolidated
Financial Statements (in thousands):
                                                        Fiscal Year
                                                 1998       1997        1996

 Finance charge income billed to cardholders   $ 64,627   $51,141     $48,555
 Return paid to certificateholders              (15,879)  (12,612)    (11,428)
 Servicing and bad debt expenses                (44,588)  (38,399)    (37,626)
 Other trust expenses                            (1,192)     (788)       (987)
                                                 $2,968     $(658)    $(1,486)

NOTE 4 - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

      Property, equipment and leasehold improvements were as follows (in thousands):

                                      January 30, 1999    January 31, 1998

     Land                                  $3,074              $3,074
     Buildings                             16,980              16,911
     Fixtures and equipment               198,588             146,260
     Leasehold improvements               130,870              96,798
                                          349,512             263,043
     Accumulated depreciation             116,249              91,389
                                         $233,263            $171,654

      Depreciation expense was $25.9 million, $16.8 million and $12.3 million for 1998, 1997 and 1996, respectively.

NOTE 5 - LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):


                                      January 30, 1999     January 31, 1998

   Senior Notes                          $ 200,000            $ 200,000
   Senior Subordinated Notes, net
     of discount                            99,696               99,673
   Credit Facility                         142,000               45,700
   SRPC Notes                               30,000               30,000
   Other long-term debt                     21,086               22,567
                                           492,782              397,940
   Less current maturities                   4,814                2,692
                                         $ 487,968            $ 395,248

      The Senior Notes were issued during June 1997 by SRI with a principal amount of $200.0 million, bear interest at 8.5% payable semi-annually on January 15 and July 15, and mature July 15, 2005. The Senior Notes are general unsecured obligations and rank senior to all subordinated debt of SRI including the Senior Subordinated Notes.

      The Senior Subordinated Notes were issued during June 1997 by SRI with a principal amount of $100.0 million and at a discount which results in a combined effective interest rate of 9.03%. The Senior Subordinated Notes bear interest at 9% payable semi-annually on January 15 and July 15 and mature July 15, 2007. The Senior Subordinated Notes are subordinated to the obligations under the Senior Notes.

       The Senior Notes and Senior Subordinated Notes are guaranteed by Stage Stores and contain restrictive covenants which, among other things, limit: (i) SRI's ability to sell certain assets, pay dividends, retire its common stock or retire certain debt; (ii) its ability to incur additional debt or issue stock; and (iii) certain related party transactions. The gross proceeds from the issuance of these notes (approximately $299.7 million) were used to: (i) retire the Company's existing 10% Senior Notes due 2000 and 11% Senior Subordinated Notes due 2003;
(ii) pay related fees and expenses; and (iii) pay costs associated with the acquisition of CR Anthony.

      Concurrently with the issuance of the Senior Notes and Senior Subordinated Notes, SRI entered into a new credit facility with a group of lenders (the "Credit Facility") which replaced the Company's existing $75.0 million credit facility. The Credit Facility provides for: (i) a $100.0 million working capital and letter of credit facility (the "Working Capital Facility") pursuant to which SRI shall have the right at any time prior to June 17, 2000 to solicit one or more lenders and/or new financial institutions to provide up to $25 million in additional commitments to increase the Working Capital Facility to an amount not to exceed $125 million in the aggregate, subject to certain conditions, of which up to $50 million may be used for letters of credit; and (ii) a $100.0 million expansion facility (the "Expansion Facility"). The Credit Facility matures on June 14, 2002 provided that in addition to certain mandatory reductions in commitments, the commitments under the Expansion Facility will be reduced on the fourth anniversary of the signing of the Credit Facility by the amount, if any, necessary so that total reductions in the amount of the commitments under the Expansion Facility (taking into account all mandatory reductions) will have been at least $25 million. SRI will pay a commitment fee on the unused commitments of each of the Working Capital Facility and Expansion Facility payable quarterly in arrears. The amount of the commitment fee will be determined based on the Adjusted
Leverage Ratio (as defined in the Credit Facility), and will range from 0.25% to 0.50% per annum. Advances under the Working Capital Facility and Expansion Facility will bear interest at the Company's option, at the Base Rate plus the applicable Margin Percentage or at the Eurodollar Rate plus the applicable Margin Percentage (each as defined in the Credit Facility). The Margin Percentage will be determined from time to time based on the Adjusted Leverage Ratio and was 1.75% for the Base Rate and 2.75% for the Eurodollar Rate at January 30, 1999. The effective interest rate for borrowings outstanding under the Credit Facility was 7.6% at January 30, 1999.

     The Credit Facility contains covenants which, among other things, restrict the: (i) incurrence of additional debt; (ii) incurrence of capitalized lease obligations; (iii) payment of dividends; (iv) formation of certain business combinations; (v) acquisition of subordinated debt; (vi) use of proceeds received under the agreement; (vii) aggregate amount of capital expenditures; (viii) transactions with related parties; and (ix) changes in lines of business. In addition, the Credit Facility requires the Company to maintain compliance with certain specified financial covenants, including covenants relating to minimum interest coverage, minimum fixed charge coverage and maximum leverage ratios. The Credit Facility also limits the amount which can be outstanding for a specified length of time each year. A portion of the Credit Facility is secured by SRI's distribution center located in Jacksonville, Texas, including equipment located therein and a pledge of SRPC stock. The net book value of the distribution center was approximately $6.0 million at January 30, 1999.

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

      In connection with various acquisitions, the Company has indebtedness which bear interest between 7% and 12% and maturity dates between 1998 through 2003.

      Aggregate maturities of long-term debt excluding the Credit
Facility for the next five years are: 1999 - $4.8 million; 2000 -
$34.8 million; 2001 - $2.6 million;  2002 - $2.7 million and 2003
- $14.2 million.

     Management estimates the fair value of its long-term debt to be $482.4 million and $414.0 million at January 30, 1999 and January 31, 1998, respectively. In developing its estimates, management considered quoted market prices for each instrument, if available, current market interest rates in relation to the coupon interest rates of each instrument, the relative subordination of each instrument and the relative liquidity of the instrument as indicated by the presence or lack of an active market.

NOTE 6 - STOCKHOLDERS' EQUITY

     The Company's authorized common equity securities consist of par value $0.01 per share common stock ("Common Stock") and par value $0.01 per share Class B common stock ("Class B Common Stock"). Except as otherwise described herein, all shares of Common Stock and Class B Common Stock are identical and entitle the holders thereof to the same rights and privileges (except with respect to voting privileges). Holders of Class B Common Stock may elect at any time to convert any or all of such shares into Common Stock, on a share-for-share basis, to the extent the holder thereof is not prohibited from owning additional voting securities by virtue of regulatory restrictions. The holders of Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Except as required by law, holders of Class B Common Stock do not have the right to vote on any matters to be voted upon by the stockholders.

     During October 1996, the Company completed an initial public offering whereby the Company sold 10,750,000 shares of its common stock to the public. The net proceeds of $165.7 million were used primarily to retire the 12 3/4% Senior Discount Debentures due 2000 at 112.7% of the accreted value ($120.0 million).

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

      In November 1998, the Company adopted a Stockholder Rights Plan designed to protect Company stockholders in the event of takeover activity that would deny them the full value of their investment. Terms of this plan provide for a dividend distribution of one right for each share of Common Stock of the Company to holders of record at the close of business on November 13, 1998. The rights will become exercisable only in the event, with certain exceptions, a person or group of affiliated or associated persons accumulates 15% or more of the Company's voting stock, or if a person or group announces an offer to acquire 15% or more. The rights will expire on November 10, 2008. Each right will entitle the holder to buy one one-hundred thousandth of a share of a new series of preferred stock at a price of $60. In addition, upon the occurrence of certain events, holders of the rights would be entitled to purchase either Company stock or shares in an "acquiring entity" at half of market value. Further, at any time after a person or group acquires 15% or more (but less than 50%) of the Company's outstanding voting stock, the Board of Directors may, at its option, exchange part or all of the Rights (other than Rights held by the acquiring person or group, which would become void) for shares of the Company's common stock on a one-for-one basis. The Company generally will be entitled to redeem the rights at $0.01 per right at any time until the tenth day following the acquisition of a 15% position in its voting stock.

NOTE 7 - STOCK OPTION PLANS

      In 1993, the Company adopted the Third Amended and Restated Stock Option Plan (the "1993 Stock Option Plan") designed to provide incentives to present and future executive, managerial and other key employees and advisors to the Company (the
"Participants") as selected by the Board of Directors or the compensation committee of the Board of Directors (the "Board"). All options granted under the 1993 Stock Option Plan were non-qualified within the meaning of Section 422A of the Internal Revenue Code. The number of shares of common stock which could be granted under the 1993 Stock Option Plan was 1,894,540 shares. As of January 30, 1999, there were 924,394 options outstanding under the 1993 Stock Option Plan.

     During 1996, the Company adopted the1996 Equity Incentive Plan (the "Incentive Plan"). The Incentive Plan provides for the granting of the following types of awards: stock options, stock appreciation rights ("SARs"), restricted stock, performance units, performance grants and other types of awards that the Board deems to be consistent with the purposes of the Incentive Plan. An aggregate of 1,500,000 shares of common stock have been reserved for issuance under the Incentive Plan. No Participant shall be entitled to receive grants of common stock, stock options or SARs with respect to common stock, in any calendar year in excess of 400,000 shares in the aggregate. As of January 30, 1999, there were 930,496 options and 290,800 shares of restricted stock outstanding under the Incentive Plan.

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

      A summary of the option activity under the various plans follows:

                                                 Number of      Weighted
                                                Outstanding      Average
                                                  Options        Option
                                                                  Price

  Options outstanding at February 3, 1996        1,005,534       $  1.80
    Granted                                        783,819         10.72
    Surrendered                                    (31,550)         4.48
    Exercised                                     (282,222)         1.10
  Options outstanding at February 1, 1997        1,475,581          6.61
    Granted                                        570,550         23.84
    Surrendered                                   (124,015)        13.31
    Exercised                                     (208,023)         2.22
  Options outstanding at January 31, 1998        1,714,093         12.39
    Granted                                        505,200         38.08
    Surrendered                                   (147,185)        26.35
    Exercised                                     (217,218)         4.57
  Options outstanding at January 30, 1999        1,854,890         19.15

     Exercisable options under the various plans at January 31, 1998 and February 1, 1997 were 333,159 and 181,358 with a weighted average exercise price of $2.87 and $1.55, respectively. A summary of outstanding and exercisable options as of January 30, 1999 follows:

                                         Weighted
                              Weighted    Average                  Weighted
                 Number of    Average    Remaining    Number of    Average
   Option       Outstanding   Exercise  Contractual   Remaining    Exercise
   Price          Options      Price        Life       Options       Price

$0.00 - $0.12      84,308      $0.11        4.4         84,308       $0.11
 2.24 -  3.05     271,835       2.77        5.9        197,021        2.80
 5.00 -  8.00     343,961       5.28        7.1        116,328        5.28
 9.00 - 13.88     181,735      10.57        9.6          6,829       10.56
17.00 - 21.15     245,400      20.90        7.5          8,250       19.95
22.00 - 30.00     391,401      22.85        8.0        107,766       23.25
33.75 - 42.13      28,000      37.35        8.8          6,250       37.14
49.75 - 51.88     308,250      51.61        9.1            --          --
                1,854,890      19.15                   526,752        7.88

      During 1998, 73,300 shares of restricted stock with a weighted average grant-date fair value of $41.48 were granted under the Incentive Plan and vest 25% per year on each of the first through fourth anniversaries of the grant date. During 1997, 220,000 shares of restricted stock with a weighted average grant date fair value of $32.04 were granted under the Incentive Plan and vest at the end of a three year period and contain certain accelerated vesting provisions. No shares were vested at January 30, 1999. Compensation expense is being amortized over the vesting period on a straight-line basis.

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for its plans. Compensation expense was $3.2 million, $0.5 million and $0.3 million in 1998, 1997 and 1996, respectively. The following unaudited pro forma data is calculated as if compensation cost for the Company's stock option plans were determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation":

                                                            Fiscal Year
                                                      1998      1997      1996
Pro forma net income (loss) (in thousands)          $1,106   $15,407   $(2,653)
Pro forma basic earnings (loss) per common share      0.04      0.60     (0.17)
Pro forma diluted earnings (loss) per common share    0.04      0.58     (0.17)
Weighted average grant-date value of options granted 22.30     13.96      8.33

     The fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following assumptions for 1998: no dividend yield; volatility of 47.32%; risk-free interest rate of 4.9%; assumed forfeiture rate at 71.27% and an expected life of 7.8 years. For 1997, the following assumptions were used: no dividend yield; volatility of 47.32%; risk-free interest rate of 5.5%; assumed forfeiture rate of 76.92% and an expected life of 7.42 years. For 1996, the following assumptions were used: no dividend yield; volatility of 34.35%; risk-free interest rate of 6.25%; assumed forfeiture rate of 68.26% and an expected life of eight years. The pro forma amounts above are not likely to be representative of future years because options vest over several years and additional awards generally are made each year.

NOTE 8 - EMPLOYEE BENEFIT PLANS

      During 1998, the Company adopted Statement of Financial Accounting Standards No. 132 "Employers' Disclosures about Pensions and other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106" ("SFAS 132"). SFAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits. Prior year disclosures have been restated in accordance with the provisions of SFAS 132.

      Pension benefits for employees are provided under the SRI Restated Retirement Plan (the "Retirement Plan"), a qualified defined benefit plan. Benefits are administered through a trust arrangement which provides monthly payments or lump sum distributions. The Retirement Plan covers substantially all employees who have completed one year of service with 1,000 hours of service as of June 30, 1998. Benefits under the plan are based upon a percentage of the participant's earnings during each year of credited service. Supplemental pension benefits for certain key executives are provided under the SRI Supplemental Executive Retirement Plan (the "Supplemental Retirement Plan"), a non-qualified defined benefit plan.

     Information   regarding   the  Retirement   Plan   and   the
Supplemental Retirement Plan is as follows (in thousands):


                                          January 30, 1999   January 31, 1998
  Change in benefit obligation:
  Benefit obligation at beginning of year     $  34,716          $  31,641
  Service cost                                      917              1,738
  Interest cost                                   2,191              2,328
  Actuarial (gain) loss                           3,056                970
  Benefits paid                                  (3,913)            (1,961)
  Plan curtailment                               (5,991)               --
  Plan settlement                                   663                --
  Projected benefit obligation
   at end of year                                31,639             34,716

  Change in plan assets:
  Fair value of plan assets at
   beginning of year                             26,624             20,942
  Actual return on plan assets                   (1,550)             5,369
  Employer contributions                            550              2,574
  Benefits paid                                  (3,913)            (1,961)
  Fair value of plan assets at end
    of year                                      21,711             26,924



  Funded status                                  (9,928)            (7,792)
  Unrecognized prior service cost                   326                (15)
  Unrecognized net actuarial (gain) loss          9,890              6,405
  Net amount recognized                        $    288          $  (1,402)


  Amounts recognized in the consolidated
   balance sheet consist of:
  Accrued benefit liability                    $ (9,538)          $ (2,310)
  Accumulated other comprehensive income          9,826                908
  Net amount recognized                        $    288           $ (1,402)

                                           January 30, 1999   January 31, 1998
  Weighted-average assumptions as of
   year end:
  Discount rate                                    6.5%              7.75%
  Expected long-term rate of return
   on plan assets                                  9.0%               9.0%
  Rate of annual compensation increase             N/A                4.0%
  Rate of increase in maximum benefit
   and compensation limits                         3.5%               3.5%
  Assumed rate of increase in taxable
   wage base                                       N/A                N/A




The components of pension cost for the Retirement Plan and the Supplemental Retirement Plan were as follows (in thousands):

                                                  Fiscal Year
                                         1998       1997       1996
 Net periodic pension cost for
  the fiscal year ended:
 Service cost                         $   917    $ 1,738    $ 1,269
 Interest cost                          2,191      2,328      2,085
 Expected return on plan assets        (2,367)    (2,521)    (2,047)
 Amortization of prior service cost        18         (6)        (6)
 Recognized actuarial loss                127        507        795
    Net periodic pension cost         $   886    $ 2,046    $ 2,096

      The Company's funding policy for the Retirement Plan is to contribute the minimum amount required by applicable regulations. Retirement Plan assets include 100,000 shares of Stage Stores common stock purchased during the Company's initial public offering.

      Effective June 30, 1998, the Retirement Plan was frozen. There will be no future benefit accruals after that date. Any service after that date will continue to count toward vesting and eligibility for normal and early retirement. The Company recorded a gain of $2.0 million associated with the plan curtailment.

     The Company has a contributory 401(k) savings plan covering substantially all qualifying employees. Under the 401(k), participants may contribute up to 15% of their qualifying earnings, subject to certain restrictions. The Company currently matches 50% of each participant's contributions, limited to 6% of each participant's salary. The Company's matching contributions were approximately $0.8 million for 1998 and $0.4 million for 1997 and 1996.

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

                                            Fiscal Year
                                    1998       1997       1996

     Minimum rentals               $48,022   $37,601    $30,397
     Contingent rentals              3,993     4,545      3,318
     Equipment rentals               3,854     1,240        829
                                   $55,869   $43,386    $34,544


      Minimum rental commitments on long-term operating leases at
January  30,  1999,  net  of  sub-leases,  are  as  follows   (in
thousands):

     Fiscal Year:
      1999                                     $52,380
      2000                                      45,261
      2001                                      39,375
      2002                                      34,022
      2003                                      28,482
      Thereafter                               117,565
                                              $317,085

NOTE 10 - INCOME TAXES

      All Company operations are domestic. Income tax expense charged to continuing operations consisted of the following (in thousands):

                                                  Fiscal Year
                                          1998       1997       1996

 Federal income tax expense (benefit):
      Current                           $  (66)   $11,012    $(7,443)
      Deferred                           3,246      8,413     15,399
                                         3,180     19,425      7,956
 State income tax expense (benefit):
      Current                              150        193        764
      Deferred                            (875)     2,005       (126)
                                          (725)     2,198        638

                                       $ 2,455    $21,623     $8,594

      A  reconciliation  between the federal income  tax  expense charged to continuing operations computed at statutory tax  rates
and   the   actual  income  tax  expense  recorded  follows   (in
thousands):

                                                  Fiscal Year
                                          1998       1997       1996

 Federal income tax expense
  at the statutory rate                $ 2,159    $19,657     $7,915
 State income taxes, net                  (471)     1,428        414
 Permanent differences, net                767        538        265
                                       $ 2,455    $21,623     $8,594


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

     Deferred  tax liabilities (assets) consist of the  following
(in thousands):

                                    January 30, 1999   January 31, 1998

  Gross deferred tax liabilities:
    Depreciation and amortization       $14,790            $11,811
    Inventory reserves                      --               2,841
    State income taxes                    1,838              1,497
    Other                                 7,786              6,554
                                         24,414             22,703
  Gross deferred tax assets:
    Retained Certificates                (2,460)            (3,070)
    Net operating loss carryforwards    (25,160)           (24,604)
    AMT tax credit carryforward          (3,040)            (3,094)
    Accrued expenses                     (4,558)            (4,380)
    Pensions                             (4,231)            (1,378)
    Escalating leases                    (1,802)            (2,242)
    Accrued payroll costs                (1,445)            (2,557)
    Inventory reserves                   (2,546)               --
    Other                                  (382)            (1,481)
                                        (45,624)           (42,806)

  Net deferred tax assets              $(21,210)          $(20,103)

           The Company has net operating loss carryforwards for federal income tax purposes of approximately $55.5 million, which if not utilized will expire in varying amounts between 2007 and 2020. Included in this amount is approximately $8.3 million which is subject to an annual limitation of approximately $2.7 million. The Company has net operating loss carryforwards for state income tax purposes of approximately $109.4 million, which if not utilized, will expire in varying amounts between 2003 and 2020.

NOTE 11 - QUARTERLY FINANCIAL INFORMATION

      Unaudited quarterly financial data is summarized as follows
(in thousands):

                                       Fiscal Year 1998
                              Q1         Q2         Q3          Q4

    Net sales             $272,788   $271,805   $271,605    $357,349
    Gross profit            87,225     82,239     75,252      89,593
    Operating income        25,278     12,678      7,226       7,458
    Net income (loss)        9,035        765     (3,152)     (2,934)
    Basic earnings (loss)
     per common share         0.33       0.03      (0.11)      (0.10)
    Diluted earnings (loss)
     per common share         0.32       0.03      (0.11)      (0.10)

                                        Fiscal Year 1997
                              Q1         Q2         Q3          Q4

    Net sales             $191,512   $238,137   $274,269    $369,398
    Gross profit            61,925     73,902     86,822     120,488
    Operating income        20,524     19,736     15,789      38,391
    Income before
     extraordinary items     7,094      6,246      3,673      17,527
    Net income (loss)        7,094    (11,134)     3,523      16,762
    Basic earnings (loss)
     per common share data:
    Basic earnings per
     common share before
     extraordinary items      0.30       0.27       0.13       0.63
    Extraordinary items -
     early retirement
     of debt                   --       (0.74)       --       (0.03)
    Basic earnings (loss)
     per common share         0.30      (0.48)      0.13       0.60
    Diluted earnings (loss)
     per common share data:
    Diluted earnings per
     common share before
     extraordinary items      0.30       0.25       0.13       0.62
    Extraordinary items -
     early retirement
     of debt                   --       (0.68)       --       (0.03)
    Diluted earnings (loss)
     per common share         0.30      (0.44 )     0.13       0.59

NOTE 12 - RELATED PARTY TRANSACTIONS

      Pursuant to a professional service agreement with an affiliate of a principal stockholder, the Company paid fees for professional services rendered and expense reimbursements in the amount of $2.7 million for 1996. Upon consummation of the Company's initial public offering, this agreement was terminated. As a result, there were no such fees in 1998 and 1997.

     The Company has made loans, in an aggregate principal amount of $2.1 million and $1.2 million at January 30, 1999 and January 31, 1998, respectively, to certain executive officers of the Company. These loans are full recourse loans and are secured by a pledge of the shares of common stock owned by such executive officers. The loans provide for interest from 5.7% to 7.25% and mature no later than June 1, 2000.


NOTE 13 - COMMITMENTS AND CONTINGENCIES

      Litigation: The Company is subject to claims and litigation arising in the normal course of its business. The Company does not believe that any of these proceedings will have a material adverse effect on its financial position or its results of operations.

      Letters of Credit: The Company issues letters of credit to support certain merchandise purchases which are required to be collateralized. The Company had outstanding letters of credit totaling approximately $12.4 million at January 30, 1999, all of which were collateralized by the Credit Facility (see Note 5). These letters of credit expire within twelve months of issuance.

      Concentration of Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash, short-term investments and the accounts receivable transferred to the Trust (see Note 3). The Company's cash management and investment policies restrict investments to low-risk, highly-liquid securities and the Company performs periodic evaluations of the relative credit standing of the financial institutions with which it deals. The credit risk associated with the accounts receivable transferred to the Trust is limited by the large number of customers in the Company's customer base. The Company's customers primarily reside in the central United States.


NOTE 14 - CONSOLIDATING FINANCIAL STATEMENTS

     SRI is the primary obligor under the long-term indebtedness issued in connection with the Note Offering (see Note 5). Stage Stores and Specialty Retailers, Inc. (NV), a wholly-owned subsidiary of Stage Stores (which was incorporated during June, 1997), are guarantors under such indebtedness. The consolidating condensed financial information for Stage Stores and its wholly-owned subsidiaries are presented below. The financial data for SRI Receivables Purchase Co. does not reflect the total consolidated operating performance of the Company's Accounts Receivable Program. For a summary of the total consolidated operating performance of the Company's Accounts Receivable Program, see Note 3.

Consolidating Condensed Balance Sheet
January 30, 1999
(in thousands, unaudited)

                              Specialty     SRI         SRI          SRI
                              Retailers, Receivables Eliminations Consolidated
                                 Inc.      Purchase
                                             Co.
    ASSETS
Cash and cash equivalents       $10,882     $  --        $    --      $10,882
Undivided interest in
 accounts receivable trust      (13,228)    83,044            --       69,816
Merchandise inventories, net    341,316        --             --      341,316
Prepaid expenses                 24,082        899            --       24,981
Other current assets             53,566      5,926            --       59,492
 Total current assets           416,618     89,869            --      506,487

Property, equipment and
 leasehold improvements, net    231,499        --             --      231,499
Goodwill, net                    92,551        --             --       92,551
Other assets                     18,967      4,402            --       23,369
Investment in subsidiaries       37,886        --         (37,886)        --
 Total assets                  $797,521    $94,271       $(37,886)   $853,906

LIABILITIES AND
STOCKHOLDERS'
    EQUITY
Accounts payable                $82,779     $  --        $    --      $82,779
Accrued expenses and other
 current liabilities             49,726      2,888            --       52,614
Current portion of
 long-term debt                   4,814        --             --        4,814
 Total current liabilities      137,319      2,888            --      140,207

Long-term debt                  457,968     30,000            --      487,968
Intercompany notes/advances     151,273     23,497            --      174,770
Other long-term liabilities      25,021        --             --       25,021
 Total liabilities              771,581     56,385            --      827,966

Preferred stock                     --         --             --          --
Common stock                        --         --             --          --
Class B common stock                --         --             --          --
Additional paid-in capital        3,317     32,130        (32,130)      3,317
Accumulated earnings (deficit)   28,617      5,756         (5,756)     28,617
Accumulated other
 comprehensive income            (5,994)       --             --       (5,994)
 Stockholders' equity            25,940     37,886        (37,886)     25,940
 Total liabilities and
  stockholders' equity         $797,521    $94,271       $(37,886)   $853,906



Consolidating Condensed Balance Sheet
January 30, 1999
(in thousands, unaudited)

                                 Stage   Specialty                Stage Stores
                                Stores,  Retailers,  Eliminations Consolidated
                                  Inc.   Inc. (NV)
    ASSETS
Cash and cash equivalents      $     2    $  1,948       $   --       $12,832
Undivided interest in
 accounts receivable trust         --          --            --        69,816
Merchandise inventories, net       --          --            --       341,316
Prepaid expenses                   --          --            --        24,981
Other current assets               --          --            --        59,492
 Total current assets                2       1,948           --       508,437

Property, equipment and
 leasehold improvements, net       --        1,764           --       233,263
Goodwill, net                      --          --            --        92,551
Other assets                       --           60           --        23,429
Investment in subsidiaries     204,349         --       (204,349)         --
 Total assets                 $204,351    $  3,772     $(204,349)    $857,680

LIABILITIES AND
 STOCKHOLDERS'
    EQUITY
Accounts payable                $  --      $   --        $   --       $82,779
Accrued expenses and other
 current liabilities                92         --            --        52,706
Current portion of
 long-term debt                    --          --            --         4,814
 Total current liabilities          92         --            --       140,299

Long-term debt                     --          --            --       487,968
Intercompany notes/advances       (133)   (174,637)          --           --
Other long-term liabilities        --          --            --        25,021
 Total liabilities                 (41)   (174,637)          --       653,288

Preferred stock                    --          --            --           --
Common stock                       267         --            --           267
Class B common stock                13         --            --            13
Additional paid-in capital     265,716     160,040      (163,357)     265,716
Accumulated earnings (deficit) (55,610)     18,369       (46,986)     (55,610)
Accumulated other
 comprehensive income           (5,994)        --          5,994       (5,994)
 Stockholders' equity          204,392     178,409      (204,349)     204,392
 Total liabilities and
  stockholders' equity        $204,351   $   3,772     $(204,349)    $857,680


Consolidating Condensed Balance Sheet
January 31, 1998
(in thousands, unaudited)

                             Specialty      SRI          SRI          SRI
                             Retailers, Receivables  Eliminations Consolidated
                                Inc.      Purchase
                                             Co.
   ASSETS
Cash and cash equivalents      $23,299     $  --         $   --       $23,299
Undivided interest in
 accounts receivable trust     (11,234)    72,445            --        61,211
Merchandise inventories, net   303,115        --             --       303,115
Prepaid expenses                19,944        473            --        20,417
Other current assets            49,980      7,808            --        57,788
 Total current assets          385,104     80,726            --       465,830

Property, equipment and
 leasehold improvements, net   170,401        --             --       170,401
Goodwill, net                   95,486        --             --        95,486
Other assets                    20,653      5,757            --        26,410
Investment in subsidiaries      40,312        --         (40,312)         --
 Total assets                 $711,956    $86,483       $(40,312)    $758,127

LIABILITIES AND
STOCKHOLDERS'
   EQUITY
Accounts payable               $91,799     $  --        $    --       $91,799
Accrued expenses and other
 current liabilities            52,409        630            --        53,039
Current portion of
 long-term debt                  2,692        --             --         2,692
 Total current liabilities     146,900        630            --       147,530

Long-term debt                 365,248     30,000            --       395,248
Intercompany notes/advances    149,258     14,324            --       163,582
Other long-term liabilities      9,874      1,217            --        11,091
 Total liabilities             671,280     46,171            --       717,451

Preferred stock                    --         --             --           --
Common stock                       --         --             --           --
Class B common stock               --         --             --           --
Additional paid-in capital       3,317     34,556        (34,556)       3,317
Accumulated earnings (deficit)  37,914      5,756         (5,756)      37,914
Accumulated other
 comprehensive income             (555)       --             --          (555)
 Stockholders' equity            40,676    40,312        (40,312)      40,676
 Total liabilities and
  stockholders' equity         $711,956   $86,483       $(40,312)    $758,127



Consolidating Condensed Balance Sheet
January 31, 1998
(in thousands, unaudited)

                                  Stage   Specialty               Stage Stores
                                 Stores,  Retailers, Eliminations Consolidated
                                  Inc.    Inc. (NV)
    ASSETS
Cash and cash equivalents         $  16     $   --       $   --       $23,315
Undivided interest in
 accounts receivable trust          --          --           --        61,211
Merchandise inventories, net        --          --           --       303,115
Prepaid expenses                    --          --           --        20,417
Other current assets                --          --           --        57,788
 Total current assets                16         --           --       465,846

Property, equipment and
 leasehold improvements, net        --        1,253          --       171,654
Goodwill, net                       --          --           --        95,486
Other assets                        --          --           --        26,410
Investment in subsidiaries      205,075         --      (205,075)         --
 Total assets                  $205,091  $    1,253    $(205,075)    $759,396

LIABILITIES AND
 STOCKHOLDERS'
    EQUITY
Accounts payable                 $  --     $    --      $    --       $91,799
Accrued expenses and other
 current liabilities                252         --           --        53,291
Current portion of
 long-term debt                     --          --           --         2,692
 Total current liabilities          252         --           --       147,782

Long-term debt                      --          --           --       395,248
Intercompany notes/advances        (436)   (163,146)         --           --
Other long-term liabilities         197         --           --        11,288
 Total liabilities                   13    (163,146)         --       554,318

Preferred stock                     --          --           --           --
Common stock                        265         --           --           265
Class B common stock                 13         --           --            13
Additional paid-in capital      264,679     159,002     (162,319)     264,679
Accumulated earnings (deficit)  (59,324)      5,397      (43,311)     (59,324)
Accumulated other
 comprehensive income              (555)        --           555         (555)
 Stockholders' equity           205,078     164,399     (205,075)     205,078
 Total liabilities and
  stockholders' equity         $205,091      $1,253    $(205,075)    $759,396


Consolidating Condensed  Statement of Operations
Fiscal Year ended January 30, 1999
(in thousands, unaudited)

                              Specialty      SRI         SRI           SRI
                              Retailers, Receivables Eliminations Consolidated
                                 Inc.     Purchase
                                             Co.

Net sales                     $1,173,547      $ --         $ --    $1,173,547
Cost of sales related buying,
 occupancy and distribution
 expenses                        839,238        --           --       839,238
Gross profit                     334,309        --           --       334,309

Selling, general and
 administrative expenses         277,523     (1,467)         --       276,056
Store opening and closure costs   10,192        --           --        10,192
Operating income                  46,594      1,467          --        48,061

Interest expense, net             65,345     (3,435)         --        61,910

Income (loss) before
 income taxes                    (18,751)     4,902          --       (13,849)
Income tax expense (benefit)      (6,377)     1,826          --        (4,551)
Income (loss) before equity in
 net earnings of subsidiaries    (12,374)     3,076          --        (9,298)
Equity in net earnings
 of subsidiaries                   3,076        --        (3,076)         --
Net income (loss)                $(9,298)    $3,076      $(3,076)     $(9,298)




Consolidating  Condensed Statement of Operations
Fiscal Year ended January 30, 1999
(in thousands, unaudited)

                                  Stage   Specialty               Stage Stores
                                 Stores,  Retailers, Eliminations Consolidated
                                   Inc.   Inc. (NV)

Net sales                         $  --      $  --        $  --    $1,173,547
Cost of sales and related
 buying, occupancy and
 distribution expenses               --         --           --       839,238
Gross profit                         --         --           --       334,309

Selling, general and
 administrative expenses              93     (4,672)         --       271,477
Store opening and closure costs      --         --           --        10,192
Operating income                     (93)     4,672          --        52,640

Interest expense, net                --     (15,439)         --        46,471

Income (loss) before
 income taxes                        (93)    20,111          --         6,169
Income tax expense (benefit)         (33)     7,039          --         2,455
Income (loss) before equity in
 net earnings of subsidiaries        (60)    13,072          --         3,714
Equity in net earnings
 of subsidiaries                   3,774        --        (3,774)         --
Net income (loss)                 $3,714    $13,072      $(3,774)      $3,714


Consolidating Condensed Statement of Operations
Fiscal Year ended January 31, 1998
(in thousands, unaudited)

                               Specialty     SRI         SRI          SRI
                              Retailers, Receivables Eliminations Consolidated
                                 Inc.      Purchase
                                              Co.

Net sales                     $1,073,316     $  --        $ --     $1,073,316
Cost of sales and related
 buying, occupancy and
 distribution expenses           730,179        --          --        730,179
Gross profit                     343,137        --          --        343,137

Selling, general and
 administrative expenses         242,843     (2,865)        --        239,978
Store opening and closure costs    8,686        --          --          8,686
Operating income                  91,608      2,865         --         94,473

Interest expense, net             47,746     (1,164)        --         46,582

Income (loss) before
 income taxes                     43,862      4,029         --         47,891
Income tax expense (benefit)      17,234      1,483         --         18,717
Income (loss) before equity in
 net earnings of subsidiaries
 and extraordinary item           26,628      2,546         --         29,174
Equity in net earnings
 of subsidiaries                   1,904        --       (1,904)          --
Income (loss) before
 extraordinary item               28,532      2,546      (1,904)       29,174
Extraordinary item - early
 retirement of debt              (17,653)      (642)        --        (18,295)
Net income (loss)                $10,879     $1,904     $(1,904)      $10,879


Consolidating Condensed Statement of Operations
Fiscal Year ended January 31, 1998
(in thousands, unaudited)

                                  Stage   Specialty  Eliminations Stage Stores
                                 Stores,  Retailers,              Consolidated
                                   Inc.    Inc. (NV)

Net sales                        $  --       $  --        $  --    $1,073,316
Cost of sales and related
 buying, occupancy and
 distribution expenses              --          --           --       730,179
Gross profit                        --          --           --       343,137

Selling, general and
 administrative expenses             30           3          --       240,011
Store opening and closure costs     --          --           --         8,686
Operating income                    (30)         (3)         --        94,440

Interest expense, net               --       (8,305)         --        38,277

Income (loss) before
 income taxes                       (30)      8,302          --        56,163
Income tax expense (benefit)        --        2,906          --        21,623
Income (loss) before equity in
 net earnings of subsidiaries
 and extraordinary item             (30)      5,396          --        34,540
Equity in net earnings
 of subsidiaries                 16,275         --       (16,275)         --
Income (loss) before
 extraordinary item              16,245       5,396      (16,275)      34,540
Extraordinary item - early
 retirement of debt                 --          --           --       (18,295)
Net income (loss)               $16,245      $5,396     $(16,275)     $16,245


Consolidating Condensed Statement of Operations
Fiscal Year ended February 1, 1997
(in thousands, unaudited)

                              Specialty      SRI          SRI          SRI
                              Retailers, Receivables Eliminations Consolidated
                                 Inc.     Purchase
                                             Co.

Net sales                      $776,550       $ --       $  --       $776,550
Cost of sales and related
 buying, occupancy and
 distribution expenses          532,563         --          --        532,563
Gross profit                    243,987         --          --        243,987

Selling, general and
 administrative expenses        178,497      (5,935)        --        172,562
Store opening and closure costs   2,838         --          --          2,838
Operating income                 62,652       5,935         --         68,587

Interest expense, net            34,671         344         --         35,015

Income (loss) before
 income taxes                    27,981       5,591         --         33,572
Income tax expense (benefit)     10,261       2,023         --         12,284
Income (loss) before equity in
 net earnings of subsidiaries
 and extraordinary item          17,720       3,568         --         21,288
Equity in net earnings
 of subsidiaries                  3,568         --       (3,568)          --
Income (loss) before
 extraordinary item              21,288       3,568      (3,568)       21,288
Extraordinary item - early
 retirement of debt             (16,081)        --          --        (16,081)
Net income  (loss)               $5,207      $3,568     $(3,568)       $5,207



Consolidating Condensed Statement of Operations
Fiscal Year ended February 1, 1997
(in thousands, unaudited)

                                           Stage                 Stage Stores
                                          Stores,   Eliminations Consolidated
                                            Inc.

Net sales                                  $  --        $  --        $776,550
Cost of sales and related
 buying, occupancy and
 distribution expenses                        --           --         532,563
Gross profit                                  --           --         243,987

Selling, general and
 administrative expenses                       17          --         172,579
Store opening and closure costs               --           --           2,838
Operating income                              (17)         --          68,570

Interest expense, net                      10,939          --          45,954

Income (loss) before
 income taxes                             (10,956)         --          22,616
Income tax expense (benefit)               (3,690)         --           8,594
Income (loss) before equity in
 net earnings of subsidiaries
 and extraordinary item                    (7,266)         --          14,022
Equity in net earnings
 of subsidiaries                            5,207       (5,207)           --
Income (loss) before
 extraordinary item                        (2,059)      (5,207)        14,022
Extraordinary item - early
 retirement of debt                           --           --         (16,081)
Net income (loss)                         $(2,059)     $(5,207)       $(2,059)


Consolidating Condensed Statement of Cash Flows
Fiscal Year ended January 30, 1999
(in thousands, unaudited)

                              Specialty      SRI         SRI           SRI
                              Retailers, Receivables Eliminations Consolidated
                                 Inc.     Purchase
                                             Co.
Cash  flows from operating
activities:
 Net cash provided by (used
  in) operating activities     $(28,747)    $11,586      $  --       $(17,161)

Cash  flows from investing
activities:
Investment in subsidiaries          --          --          --            --
Additions to property
 equipment and
 leasehold improvments          (88,047)        --          --        (88,047)
Proceeds from the sales of
 accounts receivable, net         2,504      (2,504)        --            --
Dividend from subsidiary          9,082         --       (9,082)          --
 Net cash used in
  investing activities          (76,461)     (2,504)     (9,082)      (88,047)

Cash  flows from financing
activities:
Proceeds from working
 capital facility                96,300         --          --         96,300
Proceeds from issuance
 of common stock                    --          --          --            --
Proceeds from capital
 contribution                       --          --          --            --
Payments on long-term debt       (2,596)        --          --         (2,596)
Additions to debt issue costs      (913)        --          --           (913)
Dividend paid                       --       (9,082)      9,082           --
 Net cash provided by (used
  in) financing activities       92,791      (9,082)      9,082        92,791

Net increase (decrease) cash
 and cash equivalents           (12,417)        --          --        (12,417)

Cash and cash equivalents:
 Beginning of period             23,299         --          --         23,299
 End of period                  $10,882       $ --       $  --        $10,882


Consolidating Condensed Statement of Cash Flows
Fiscal Year ended January 30, 1999
(in thousands, unaudited)

                                  Stage   Specialty               Stage Stores
                                 Stores,  Retailers, Eliminations Consolidated
                                   Inc.   Inc. (NV)
Cash flows from operating
 activities:
Net cash provided by (used
 in) operating activities         $(31)     $1,682       $  --       $(15,510)

Cash flows from investing
 activities:
Investment in subsidiaries      (1,038)        --         1,038           --
Additions to property,
 equipment and
 leasehold improvements            --         (672)         --        (88,719)
Proceeds from the sales of
 accounts receivable, net          --          --           --            --
Dividend from subsidiary           100         --          (100)          --
 Net cash used in
  investing activites             (938)       (672)         938       (88,719)

Cash flows from financing
 activities:
Proceeds from working
 capital facility                  --          --           --         96,300
Proceeds from issuance
 of common stock                   955         --           --            955
Proceeds from capital
 contribution                      --        1,038       (1,038)          --
Payments on long-terrm debt        --          --           --         (2,596)
Additions to debt issue costs      --          --           --           (913)
Dividend paid                      --         (100)         100           --
 Net cash provided by (used
  in) financing activities         955         938         (938)       93,746

Net increase (decrease) in
 cash and cash equivalents         (14)      1,948          --        (10,483)

Cash and cash equivalents:
 Beginning of period                16         --           --         23,315
 End of period                   $   2      $1,948       $  --        $12,832



Consolidating Condensed Statement of Cash Flows
Fiscal Year ended January 31, 1998
(in thousands, unaudited)

                              Specialty      SRI         SRI          SRI
                              Retailers, Receivables Eliminations Consolidated
                                 Inc.     Purchase
                                             Co.
Cash flows from
operating activities:
Net cash provided by (used
 in) operating activities       $36,822    $(17,988)      $  --       $18,834

Cash flows from
investing activities:
Acquisitions, net of
 cash aquired                    (4,946)        --           --        (4,946)
Investment in subsidiaries       21,243         --           --        21,243
Intercompany notes/advances      22,522         --           --        22,522
Additions to property,
 equipment and
 leasehold improvements         (64,859)        --           --       (64,859)
Proceeds from the sale of
 accounts receivable, net       (19,962)     19,962          --           --
Dividend from subsidiary          1,904         --        (1,904)         --
Net cash used in
 investing activities           (44,098)     19,962       (1,904)     (26,040)

Cash flows from
financing activities:
Proceeds from working
 capital facility                45,700         --           --        45,700
Proceeds from issuance
 of long-term debt              299,718         --           --       299,718
Proceeds from issuance
 of common stock                    --          --           --           --
Proceeds from capital
 contributions                  (21,243)        --           --       (21,243)
Payments on long-term debt     (299,533)        --           --      (299,533)
Additions to debt issue costs   (12,337)        (70)         --       (12,407)
Dividend paid                       --       (1,904)       1,904          --
 Net cash provided by (used
  in) financing activities       12,305      (1,974)       1,904       12,235

Net increase in cash and
 cash equivalents                 5,029         --           --         5,029

Cash and cash equivalents:
 Beginning of period             18,270         --           --        18,270
 End of period                  $23,299      $  --        $  --       $23,299


Consolidating Condensed Statement of Cash Flows
Fiscal Year ended January 31, 1998
(in thousands, unaudited)

                                 Stage   Specialty                Stage Stores
                                Stores,  Retailers, Eliminations  Consolidated
                                  Inc.   Inc. (NV)

Cash flows from operating
 activities:
Net cash provided by (used
 in) operating activities       $  --       $  --        $  --        $18,834

Cash flows from investing
activities:
Acquisitions, net of
 cash aquired                      --          --           --         (4,946)
Investment in subsidiaries     (21,243)        --           --            --
Intercompany notes/advances     (1,279)    (21,243)         --            --
Additions to property,
 equipment and
 leasehold improvements            --          --           --        (64,859)
Proceeds from the sales of
 accounts receivable, net          --          --           --            --
Dividend from subsidiary           --          --           --            --
Net cash used in
 investing activities          (22,522)    (21,243)         --        (69,805)

Cash flows from financing
 activities:
Proceeds from working
 capital facility                  --          --           --         45,700
Proceeds from issuance
 of long-term debt                 --          --           --        299,718
Proceeds from issuance
 of common stock                22,522         --           --         22,522
Proceeds from capital
 contributions                     --       21,243          --            --
Payments on long-term debt         --          --           --       (299,533)
Additions to debt issue costs      --          --           --        (12,407)
Dividend paid                      --          --           --            --
Net cash provided by (used
 in) financing activities       22,522      21,243          --         56,000

Net increase in cash
 and cash equivalents              --          --           --          5,029

Cash and cash equivalents:
 Beginning of period                16         --           --         18,286
 End of period                   $  16      $  --        $  --        $23,315



Consolidating Condensed Statement of Cash Flows
Fiscal Year ended February 1, 1997
(in thousands, unaudited)

                              Specialty      SRI         SRI           SRI
                              Retailers, Receivables Eliminations Consolidated
                                 Inc.     Purchase
                                             Co.
Cash flows from
operating activities:
Net cash provided by (used
 in) operating activities     $(20,479)     $20,583       $  --         $ 104

Cash flows from
investing activities:
Acquisitions, net of cash
 aquired                       (27,346)         --           --       (27,346)
Intercompany notes/advances        --           --           --           --
Additions to property,
 equipment and
 leasehold improvements        (26,096)         --           --       (26,096)
Proceeds from the sales of
 accounts receivable, net       18,284      (18,284)         --           --
Net cash used in
 investing activities          (35,158)     (18,284)         --       (53,442)

Cash flows from
financing activities:
Proceeds from issuance of
 long-term debt                    --        30,000          --        30,000
Proceeds from issuance
 of common stock                   --           --           --           --
Payments on long-term debt    (140,677)         --           --      (140,677)
Intercompany  notes/advances   165,899          --           --       165,899
Redemption of common stock         --           --           --           --
Additions to debt issue costs   (1,056)      (2,822)         --        (3,878)
Dividends paid to SRI           29,477      (29,477)         --           --
Net cash provided by (used
 in) financing activities       53,643       (2,299)         --        51,344

Net increase (decrease) in
 cash and cash equivalents      (1,994)         --           --        (1,994)

Cash and cash equivalents:
 Beginning of period            20,264          --           --        20,264
 End of period                 $18,270       $  --        $  --       $18,270



Consolidating Condensed Statement of Cash Flows
Fiscal Year ended February 1, 1997
(in thousands, unaudited)

                                            Stage                 Stage Stores
                                           Stores,   Eliminations Consolidated
                                             Inc.
Cash flows from operating
 activities:
Net cash provided by (used
 in) operating activities                    $(17)          $ --         $ 87

Cash flows from investing
 activities:
Acquisitions, net of cash
 aquired                                      --              --      (27,346)
Intercompany notes/advances              (165,899)        165,899         --
Additions to property,
 equipment and
 leasehold improvements                       --              --      (26,096)
Proceeds from the sales of
 accounts receivable, net                     --              --          --
Net cash used in
 investing activities                    (165,899)        165,899     (53,442)

Cash flows from financing
 activities:
Proceeds from issuance
 of long-term debt                            --              --       30,000
Proceeds from issuance
 of common stock                          165,969             --      165,969
Payments on long-term debt                    --              --     (140,677)
Intercompany notes/advances                   --         (165,899)        --
Redemption of common stock                    (46)            --          (46)
Additions to debt issue costs                 --              --       (3,878)
Dividends paid to SRI                         --              --          --
Net cash provided by (used
 in) financing activities                 165,923        (165,899)     51,368

Net increase (decrease) in
 cash and cash equivalents                      7             --       (1,987)

Cash and cash equivalents:
 Beginning of period                            9             --       20,273
 End of period                              $  16          $  --      $18,286


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

        *3.6     Bylaws   of  Specialty  Retailers,   Inc.   (NV)
              (Incorporated   by   Reference  to   Exhibit   3.6   of
              Registration No. 333-32695 on Form S-4).

        *3.7    Rights Agreement dated as of  November
              11, 1998 between Stage Stores, Inc. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (Incorporated by Reference to Exhibit 1 of Form 8-K of Stage Stores, Inc., dated November 12, 1998).

        *4.1    Credit Agreement dated as of June  17,
              1997 by and among Specialty Retailers, Inc., Stage Stores, Inc., the banks named therein and Credit Suisse First Boston (Incorporated by Reference to Exhibit 4.1 of Registration No. 333-32695 on Form S-4).

       **4.2        Amendment Agreement dated as of June 26, 1997
              by and among Specialty Retailers, Inc., Stage Stores, Inc., the banks named therein and Credit Suisse First Boston to the Credit Agreement dated as of June 17, 1997.

       **4.3   Second Amendment Agreement dated as of October 1,
              1997 by and among Specialty Retailers, Inc., Stage Stores, Inc., the banks named therein and Credit Suisse First Boston to the Credit Agreement dated as of June 17, 1997.

       *4.4        Third Amendment Agreement dated as of  October
              6, 1998 by and among Specialty Retailers, Inc., Stage Stores, Inc., the banks named therein and Credit Suisse First Boston to the Credit Agreement dated as of June 17, 1997. (Incorporated by Reference to Exhibit 4.1 on Form 10-Q of Stage Stores, Inc., dated October 31,
              1998).
                          EXHIBIT INDEX
                           (Continued)
          Exhibit
         Number                  Exhibit

        *4.5          Fourth Amendment Agreement dated as
               of January 27, 1999 by and among Specialty Retailers, Inc., Stage Stores, Inc., the banks named therein and Credit Suisse First Boston to the Credit Agreement dated as of June 17, 1997. (Incorporated by Reference to Form 8-K of Stage Stores, Inc., dated January 28,
               1999).

        *4.6    Indenture dated as of  June  17,  1997
               relating to the $200,000,000 aggregate principal amount of 8.5% Senior Notes due 2005 among Specialty Retailers, Inc., Stage Stores, Inc. and State Street Bank and Trust Company, and First Supplemental Indenture dated as of July 2, 1997 (Incorporated by Reference to
               Exhibit 4.2 of Registration No. 333-32695 on Form S-4).

        *4.7    Indenture dated as of June 17, 1997  relating  to
               the $100,000,000 aggregate principal amount of 9% Senior Subordinated Notes due 2007 among Specialty Retailers, Inc., Stage Stores, Inc. and State Street Bank and Trust Company, and First Supplemental Indenture dated as of July 2, 1997 (Incorporated by Reference to Exhibit 4.3 of Registration No. 333-32695 on Form S-4).

        *4.8    Indenture between 3 Bealls Holding Corporation and
               Bankers Trust Company, as Trustee, relating to 3 Bealls Holding Corporation's 9% Subordinated Debentures due 2002 (Incorporated by Reference to Exhibit 4.2 of Registration No. 33-24571 on Form S-4) and First Supplemental Indenture dated August 2, 1993 (Incorporated by Reference to Exhibit 4.4 of Registration No. 33-68258 on Form S-4).

        *4.9    Indenture between 3 Bealls Holding Corporation and
               IBJ Schroder Bank and Trust Company, as Trustee, relating to 3 Bealls Holding Corporation's 7% Junior Subordinated Debentures due 2002 (Incorporated by Reference to Exhibit 4.3 of Registration No. 33-24571 on Form S-4) and First Supplemental Indenture dated August 2, 1993 (Incorporated by Reference to Exhibit
               4.5 of Registration No. 33-68258 on Form S-4).

        *4.10   Indenture  among  SRI Receivables  Purchase  Co.,
               Inc., Specialty Retailers, Inc., as Administrative Agent, and Bankers Trust Company, as Trustee and Collateral Agent, relating to the 12.5% Trust Certificate-Backed Notes of SRI Receivables Purchase Co., Inc. (including form of note). (Incorporated by Reference to Exhibit 4.1 on Form 10-Q of Apparel Retailers Inc., dated May 4, 1996).

        *4.11    Amended  and  Restated  Pooling  and   Servicing
               Agreement by and among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc., and Bankers Trust (Delaware) dated August 11, 1995 (Incorporated by
               Reference to Exhibit 4.6 on Form 10-Q of Apparel Retailers, Inc., dated October 28, 1995).

        *4.12   First  Amendment to Amended and Restated  Pooling
               and Servicing Agreement by and among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc., and
               Bankers Trust (Delaware) dated May 30, 1996 (Incorporated by Reference to Exhibit 4.2 on Form 10-Q of Apparel Retailers, Inc., dated May 4, 1996).

        *4.13   Amended  and  Restated  Series  1997-1
               Supplement dated as of October 16, 1998 to Amended and Restated Pooling and Servicing Agreement dated as of August 11, 1995 and Amended on May 30, 1996 and August 1, 1998 by and among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc., and Bankers Trust (Delaware) on behalf of the Series 1997-1 Certificateholders. (Incorporated by Reference to
               Exhibit 4.2 on Form 10-Q of Stage Stores, Inc., dated October 31, 1998).

                          EXHIBIT INDEX
                           (Continued)
         Exhibit
         Number                   Exhibit

        *4.14   Class A Certificate Purchase Agreement amount SRI
               Receivables Purchase Co., Inc., Specialty Retailers, Inc., the Class A Purchasers party thereto and Credit Suisse First Boston dated as of December 3, 1997. (Incorporated by Reference to Exhibit 4.8 on Form 10-K of Stage Stores, Inc., dated January 31, 1998).

        *4.15   Class B Certificate Purchase Agreement amount SRI
               Receivables Purchase Co., Inc., Specialty Retailers, Inc., the Class B Purchasers party thereto and Credit Suisse First Boston dated as of December 3, 1997. (Incorporated by Reference to Exhibit 4.9 on Form 10-K of Stage Stores, Inc., dated January 31, 1998).

        *4.16      Class B-2 Certificate Purchase Agreement  dated
               as of October 16, 1998 by and among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc., the Class B-2 Purchasers parties thereto, and Credit Suisse First Boston. (Incorporated by Reference to Exhibit 4.3 on Form 10-Q of Stage Stores, Inc., dated October 31,
               1998).

        *4.17         Amendment  No.  1  to Class  A  Certificate
               Purchase Agreement dated as of October 16, 1998 by and among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc., the Class A Purchasers parties thereto and Credit Suisse First Boston. (Incorporated by Reference to Exhibit 4.4 on Form 10-Q of Stage Stores, Inc., dated October 31, 1998).

        *4.18       Amendment No. 1 to Class B Certificate
               Purchase Agreement dated as of October 16, 1998 by and among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc., the Class B Purchasers parties thereto and Credit Suisse First Boston. (Incorporated by Reference to Exhibit 4.5 on Form 10-Q of Stage Stores, Inc., dated October 31, 1998).

        *4.19   Amended  and  Restated Series  1993-1  Supplement
               among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc. and Bankers Trust (Delaware) dated May 30, 1996 (Incorporated by Reference to Exhibit 4.3 on Form 10-Q of Apparel Retailers, Inc., dated May 4,
               1996).

        *4.20       Amended and Restated Series 1995-1 Supplement
               by and among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc. and Bankers Trust (Delaware) on behalf of the Series 1995-1 Certificateholders dated May 30, 1996 (Incorporated by Reference to Exhibit 4.6 on Form 10-Q of Apparel Retailers, Inc., dated May 4,
               1996).

        *4.21    Amended   and   Restated  Receivables   Purchase
               Agreement among SRI Receivables Purchase Co., Inc. and Originators dated May 30, 1996 (Incorporated by Reference to Exhibit 4.7 on Form 10-Q of Apparel Retailers, Inc., dated May 4, 1996).

        *4.22    Certificate  Purchase  Agreements  between   SRI
               Receivables Purchase Co., Inc. and the Purchasers of the Series 1993-1 Offered Certificates (Incorporated by Reference to Exhibit 4.10 of Registration No. 33-68258 on Form S-4).

        *4.23    Certificate   Purchase   Agreement   among   SRI
               Receivables Purchase Co., Inc., Specialty Retailers, Inc. and the Certificate Purchaser dated August 11, 1995 (Incorporated by Reference to Exhibit 4.9 on Form 10-Q of Apparel Retailers, Inc., dated October 28,
               1995).

        *10.1   Registration  Agreement by  and  among  Specialty
               Retailers, Inc., Tyler Capital Fund, L.P. Tyler Massachusetts, L.P., Tyler International, L.P.-I, Tyler International, L.P.-II, Bain Venture Capital, Citicorp Capital Investors, Ltd., Acadia Partners, L.P., Drexel Burnham Lambert Incorporated, and certain other Purchasers, dated December 29, 1988 (Incorporated by Reference to Exhibit 10.10 of

                          EXHIBIT INDEX
                           (Continued)
         Exhibit
         Number                    Exhibit

               Registration No. 33-27714 on Form S-
               1) and Amendment to Registration Agreement dated August 2, 1993 (Incorporated by Reference to Exhibit 10.5 of Registration No. 33-68258 on Form S-4).

        *10.2    Apparel   Retailers,  Inc.  Stock  Option   Plan
               (Incorporated   by  Reference  to  Exhibit   10.13   of
               Registration No. 33-68258 on Form S-4).

        *10.3    Employment Agreement between Stage Stores, Inc.
               and Carl E. Tooker dated April 1, 1998.
               (Incorporated by Reference to Exhibit 10.3 on Form 10-K of Stage Stores, Inc., dated January 31, 1998).

        *10.4    Stock   Option   Agreement   between   Specialty
               Retailers, Inc. and Carl E. Tooker dated June  9,  1993
               (Incorporated   by  Reference  to  Exhibit   10.18   of
               Registration No. 33-68258 on Form S-4).

        *10.5    Employment Agreement between Harry Brown and Stage
               Stores, Inc. dated April 1,1998.
               (Incorporated by Reference to Exhibit 10.5 on Form 10-K of Stage Stores, Inc., dated January 31, 1998).

        *10.6   Employment  Agreement between  James  Marcum  and
               Stage Stores, Inc. dated April 1, 1998.
               (Incorporated by Reference to Exhibit 10.6 on Form 10-K of Stage Stores, Inc., dated January 31, 1998).

        *10.7    Employment  between  Stephen  Lovell  and  Stage
               Stores, Inc. dated April 1, 1998.
               (Incorporated by Reference to Exhibit 10.7 on Form 10-K of Stage Stores, Inc., dated January 31, 1998).

        *10.8   Employment Agreement between Ron Lucas and  Stage
               Stores, Inc. dated April 1, 1998.
               (Incorporated by Reference to Exhibit 10.8 on Form 10-K of Stage Stores, Inc., dated January 31, 1998).

        *10.9   Employment  Agreement between Jim Bodemuller  and
               Stage Stores, Inc. dated April 1, 1998.
               (Incorporated by Reference to Exhibit 10.9 on Form 10-K of Stage Stores, Inc., dated January 31, 1998).

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

        **21.1   List of Registrant's Subsidiares.

        **23.1   Consent of PricewaterhouseCoopers LLP.

        **27.1   Financial Data Schedule.

________

  *         Previously Filed
  **        Filed Herewith