Form 10-Q
period 1999-05-01
STAGE STORES INC
filed 1999-06-14
CIK 6885

Form 10-Q

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


         (Mark One)
          [  X  ]     QUARTERLY REPORT PURSUANT TO SECTION 13  OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended May 1, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the past 90 days.   Yes   X  No         The
number of shares of common stock of Stage Stores, Inc. outstanding as of June 4, 1999 was 26,749,739 shares of Common Stock and 1,250,584 shares of Class B Common Stock.

Part I - Financial Information
Item 1. Financial Statements

Stage Stores, Inc.
Consolidated Condensed Balance Sheet
(in thousands, except par values)
 (unaudited)



                                       May 1, 1999   January 30, 1999

                ASSETS
Cash and cash equivalents                $ 8,625        $12,832
Undivided interest in accounts
receivable trust                          68,534         69,816
Merchandise inventories, net             363,352        341,316
Prepaid expenses and other current
assets                                    71,710         84,473
      Total current assets               512,221        508,437

Property, equipment and leasehold
improvements, net                        233,580        233,263
Goodwill, net                             91,828         92,551
Other assets                              20,695         23,429
      Total assets                     $ 858,324      $ 857,680

 LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                        $ 79,046        $82,779
Accrued expenses and other current
liabilities                               53,364         52,706
Current portion of long-term debt          4,829          4,814
      Total current liabilities          137,239        140,299

Long-term debt                           495,724        487,968
Other long-term liabilities               25,419         25,021
      Total liabilities                  658,382        653,288

Preferred stock, par value $1.00, non-
voting,
  3 shares authorized, no shares
  issued or outstanding                      --             --
Common stock, par value $0.01, 75,000
 shares authorized, 26,747 and 26,718
 shares issued and outstanding,
 respectively                                267            267
Class B common stock, par value
 $0.01, non-voting,
  3,000 shares authorized, 1,250
  shares issued and outstanding               13             13
Additional paid-in capital               265,937        265,716
Accumulated deficit                      (60,281)       (55,610)
Accumulated other comprehensive
income                                    (5,994)        (5,994)
   Stockholders' equity                  199,942        204,392
Commitments and contingencies                --             --
      Total liabilities and
       stockholders' equity            $ 858,324      $ 857,680








 The accompanying notes are an integral part of this statement.

                        Stage Stores, Inc.
          Consolidated Condensed Statement of Operations
             (in thousands, except per share amounts)
                            (unaudited)

                                        Three Months Ended
                                    May 1, 1999     May 2, 1998

Net sales                              $ 262,591       $ 272,788
Cost of sales and related
 buying, occupancy and distribution
 expenses                                192,232         185,563
Gross profit                              70,359          87,225

Selling, general and
administrative expenses                   61,219          61,630
Store opening and closure costs              749             317
Operating income                           8,391          25,278

Interest, net                             12,111          10,467

Income (loss) before income tax
 and cumulative effect of    a
 change in accounting principle           (3,720)         14,811

Income tax expense (benefit)              (1,451)          5,776

Income (loss) before cumulative
 effect of a change in
 accounting principle                     (2,269)          9,035

Cumulative effect of a change in
 accounting principle,       net
 of tax - reporting costs of
 start-up activities                      (2,402)            --

Net income (loss)                      $ (4,671)      $   9,035

Basic earnings (loss) per common
share data:

Basic earnings (loss) per common
  share before
  cumulative effect of a change
  in accounting principle               $ (0.08)      $    0.33
Cumulative effect of a change in
  accounting principle, net
  of tax - reporting costs of
  start-up activities                     (0.09)            --
Basic earnings (loss) per common
share                                 $   (0.17)      $    0.33

Basic weighted average common
    shares outstanding                   27,987          27,792


Diluted earnings (loss) per
common share data:

Diluted earnings (loss) per
common share before
cumulative effect of a change in
accounting principle                    $ (0.08)       $   0.32
Cumulative effect of a change in
accounting principle,        net
of tax - reporting costs of
start-up activities                       (0.09)             --
Diluted earnings (loss) per
common share                            $ (0.17)       $   0.32

Diluted weighted average common
    shares outstanding                   27,987          28,507




 The accompanying notes are an integral part of this statement.



                           Stage Stores, Inc.
             Consolidated Condensed Statement of Cash Flows
                             (in thousands)
                               (unaudited)

                                                  Three Months Ended
                                              May 1, 1999   May 2, 1998

 Cash flows from operating activities:
   Net income (loss)                          $    (4,671)  $     9,035
   Adjustments to reconcile net income
   (loss) to net cash provided by (used in)
    Operating activities:
     Depreciation and amortization                  8,620         6,290
     Deferred income taxes                           (208)          607
     Accretion of discount                            285           260
     Amortization of debt issue costs                 759           603
     Cumulative effect of a change in
      accounting principle                          2,402            --
     Change in working capital                    (11,575)    (45,785)
         Total adjustments                            283      (38,025)
       Net cash used in operating activities       (4,388)     (28,990)

 Cash flows from investing activities:
   Additions to property, equipment and
     leasehold improvements                        (7,526)       (28,486)
       Net cash used in investing activities       (7,526)     (28,486)

 Cash flows from financing activities:
   Proceeds from working capital facility           7,650       54,300
   Proceeds from issuance of common stock             221          491
   Payments on long-term debt                        (164)        (170)
       Net cash provided by financing
      activities                                    7,707         54,621

   Net decrease in cash and cash equivalents       (4,207)      (2,855)

   Cash and cash equivalents:
     Beginning of period                           12,832       23,315
     End of period                            $     8,625   $   20,460

 Supplemental disclosure of cash flow
information:

   Interest paid                              $     3,205   $      840

   Income taxes paid (refunded)               $         2   $   (2,825)








 The accompanying notes are an integral part of this statement.




                   Stage Stores, Inc.
     Consolidated Statement of Stockholders' Equity
         For the Three Months Ended May 1, 1999
                     (in thousands)


                              May 1, 1999
Shares Outstanding
Shares of common stock
issued:
   Beginning balance                26,718
    Issuance of stock                   29
   Ending balance                   26,747

Shares of Class B stock
issued:
   Beginning balance                 1,250
   Ending balance                    1,250

Stockholders' Equity
Common stock issued:
   Beginning balance            $      267
    Issuance of stock                   --
   Ending balance                      267

Class B stock issued:
   Beginning balance                    13
   Ending balance                       13

Additional Paid-in Capital:
   Beginning balance               265,716
    Issuance of stock                  221
   Ending balance                  265,937

Accumulated deficit and
accumulated other
   comprehensive income:
   Beginning balance              (61,604)
   Comprehensive income
(loss):
        Net income (loss)          (4,671)
        Other comprehensive
 income (loss)                         --
   Total comprehensive
income (loss)                     (4,671)
   Ending balance                 (66,275)
Total Stockholders' Equity       $ 199,942

Accumulated other
comprehensive income:
   Beginning balance            $  (5,994)
   Ending balance               $  (5,994)











 The accompanying notes are an integral part of this statement.
                       Stage Stores, Inc.
 Notes to Unaudited Consolidated Condensed Financial Statements

       1. The accompanying unaudited consolidated condensed financial statements of Stage Stores, Inc. ("Stage Stores") have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Those adjustments, which include only normal recurring adjustments that are in the opinion of management necessary for a fair presentation of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended January 30, 1999 filed with Stage Stores' Annual Report on Form 10-K. The fiscal years discussed herein end on the Saturday nearest to January 31 in the following calendar year. For example, references to "1999" mean the fiscal year ending January 29, 2000.

      Stage Stores conducts its business primarily through its wholly owned subsidiary Specialty Retailers, Inc. ("SRI") which, as of May 1, 1999, operated 688 family apparel stores in thirty-four states located throughout the United States. Stage Stores and SRI are collectively referred to herein as the "Company".

      2. Pursuant to the accounts receivable securitization program (the "Accounts Receivable Program"), an indirect wholly owned subsidiary of the Company, SRI Receivables Purchase Co., Inc. ("SRPC") purchases the accounts receivable generated by the Company's private label credit card program. Such accounts receivable are transferred to a master trust (the "Trust") which has issued certain certificates to third parties representing undivided interests in the Trust. SRPC owns an undivided interest in the accounts receivable not supporting the certificates issued to third parties by the Trust as set forth in the accompanying Consolidated Condensed Balance Sheet. SRPC is a separate corporate entity from the Company and SRPC's creditors have a claim on its assets prior to those assets becoming available to any creditor of the Company.

      3. During the first quarter of 1999, the Company adopted the Accounting Standards Executive Committee's Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") which requires costs of start-up activities and organization costs be expensed as incurred. The initial adoption of SOP 98-5 during the quarter, reported as the cumulative effect of a change in accounting principle, resulted in an after tax charge of $2.4 million.

      4. The consolidating condensed financial information for Stage Stores and its wholly owned subsidiaries is presented to satisfy disclosure requirements pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934 with respect to wholly
owned   subsidiaries  of  Stage  Stores  who   are   individually
registrants with the Securities Exchange Commission. SRI is the primary obligor under the 8.5% Senior Notes due 2005 and 9% Senior Subordinates Notes due 2007 (see Note 5 to the Company's Consolidated Financial Statements filed with Stage Stores' Annual Report on Form 10-K). Stage Stores and Specialty Retailers, Inc.
(NV),  a  wholly  owned  subsidiary of  Stage  Stores  which  was
incorporated  during  June  1997,  are  guarantors   under   such
indebtedness. Stage Stores has not presented separate financial statements and other disclosures concerning SRI and Specialty Retailers, Inc. (NV) because management has determined that such information is not material to investors.

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

      The consolidating condensed financial information for Stage
Stores   and   its  wholly-owned  subsidiaries,   including   all
significant     intercompany    transactions    eliminated     in
consolidation, are presented below.














Consolidating Condensed Balance Sheet
May 1, 1999
(in thousands, unaudited)

                             Specialty      SRI          SRI          SRI
                             Retailers,  Receivables  Eliminations Consolidated
                                Inc.     Purchase Co.
   ASSETS
Cash and cash equivalents    $6,675      $ --           $ --         $6,675
Undivided         (10,444)                --
interest in               78,978                    68,534
accounts
receivable
trust
Merchandise                               --
inventories,    363,352   --                          363,352
net
Prepaid                                   --
expenses and    64,465    7,245                        71,710
other current
assets
 Total current                            --
assets          424,048   86,223                      510,271

Property,                                 --
equipment and   231,912   --                          231,912
leasehold
improvements,
net
Goodwill, net     91,828        --          --          91,828
Other assets      18,359     2,276          --          20,635
Investment in                                           --
subsidiaries    37,607    --             (37,607)
 Total assets  $803,754    $  88,499    $  (37,607)  $854,646

 LIABILITIES
     AND
STOCKHOLDERS'
   EQUITY
Accounts       $  79,046   $       --   $ --         $   79,046
payable
Accrued                                   --
expenses and  49,500      3,841                     53,341
other current
liabilities
Current portion
of long-term
debt              4,829          --
                                            --          4,829
 Total current                            --
liabilities   133,375     3,841                     137,216

Long-term debt   465,724       30,000        --        495,724
Intercompany                             --
notes/advance 160,502     17,051                    177,553
s
Other long-                              --
term          25,419      --                        25,419
liabilities
 Total                                    --
liabilities   785,020     50,892                    835,912

Preferred stock                           --            --
              --          --
Common stock                              --            --
              --          --
Class B common                            --            --
stock         --          --
Additional paid-
in capital    3,317       32,664         (32,664)   3,317
Accumulated
earnings      21,411      4,943          (4,943)    21,411
(deficit)
Accumulated                               --
other         (5,994)     --                        (5,994)
comprehensive
income
 Stockholders'
equity        18,734      37,607         (37,607)   18,734
 Total         $  803,754  $    88,499  $   (37,607) $ 854,646
liabilities
and
stockholders'
equity



















Consolidating Condensed Balance Sheet
May 1, 1999
(in thousands, unaudited)

                    Stage    Specialty   Elimination  Stage
                 Stores,   Retailers,       s       Stores
                  Inc.     Inc. (NV)                Consolidate
                                                   d
    ASSETS
Cash and cash    $      2  $ 1,948       $   --      $    8,625
equivalents
Undivided                     --          --
interest in     --                                  68,534
accounts
receivable
trust
Merchandise                   --          --
inventories,    --                                    363,352
net
Prepaid expenses              --          --
and other       --                                     71,710
current assets
 Total current               1,948      --             512,221
assets          2

Property,                                 --
equipment and   --        1,668                       233,580
leasehold
improvements,
net
Goodwill, net         --       --           --           91,828
Other assets          --        60        --             20,695
Investment in                 --                        --
subsidiaries    199,830                (199,830)
 Total assets    $ 199,832 $ 3,676                 $ $  858,324
                                       (199,830)

LIABILITIES AND
 STOCKHOLDERS'
    EQUITY
Accounts payable
                $      -- $  --         $--         $    79,046
Accrued expenses              --          --
and other       23                                  53,364
current
liabilities
Current portion               --          --
of long-term    --                                  4,829
debt
 Total current             --           --              137,239
liabilities     23

Long-term debt       --       --          --            495,724
Intercompany                             --            --
notes/advances  (133)     (177,420)
Other long-term              --          --             25,419
liabilities     --
 Total                                    --
liabilities     (110)     (177,420)                 658,382

Preferred stock        --     --          --            --
Common stock          267     --          --                267
Class B common                --          --
stock           13                                  13
Additional paid-
in capital      265,937   160,158      (163,475)    265,937
Accumulated
earnings        (60,281)  20,938       (42,349)     (60,281)
(deficit)
Accumulated                   --
other           (5,994)                5,994        (5,994)
comprehensive
income
 Stockholders'
equity           199,942  181,096      (199,830)    199,942
 Total           $ 199,832 $ 3,676            $      $   858,324
liabilities and                         (199,830)
stockholders'
equity























Consolidating Condensed Balance Sheet
January 30, 1999
(in thousands, unaudited)

                 Specialty      SRI          SRI          SRI
               Retailers, Receivables  Elimination  Consolidate
                  Inc.    Purchase Co.      s            d
    ASSETS
Cash and cash   $10,882    $  --        $    --      $10,882
equivalents
Undivided                  83,044            --           69,816
interest in    (13,228)
accounts
receivable
trust
Merchandise                   --             --
inventories,   341,316                              341,316
net
Prepaid                                      --           84,473
expenses and   77,648     6,825
other current
assets
 Total current             89,869            --
assets         416,618                              506,487

Property,                     --             --
equipment and  231,499                              231,499
leasehold
improvements,
net
Goodwill, net                 --             --           92,551
               92,551
Other assets               4,402             --           23,369
               18,967
Investment in                 --                          --
subsidiaries   37,886                  (37,886)
 Total assets   $797,521   $94,271      $            $
                                       (37,886)     853,906

 LIABILITIES
     AND
STOCKHOLDERS'
    EQUITY
Accounts        $82,779    $  --        $    --      $    82,779
payable
Accrued                    2,888             --           52,614
expenses and   49,726
other current
liabilities
Current portion               --             --           4,814
of long-term   4,814
debt
 Total current             2,888             --
liabilities    137,319                              140,207

Long-term debt             30,000            --
               457,968                              487,968
Intercompany               23,497            --
notes/advances 151,273                              174,770
Other long-term               --             --           25,021
liabilities    25,021
 Total                     56,385            --
liabilities    771,581                              827,966

Preferred stock               --             --           --
               --
Common stock                  --             --           --
               --
Class B common                --             --           --
stock          --
Additional paid-           32,130                         3,317
in capital     3,317                   (32,130)
Accumulated                5,756                          28,617
earnings       28,617                  (5,756)
(deficit)
Accumulated                   --             --
other          (5,994)                              (5,994)
comprehensive
income
 Stockholders'             37,886                         25,940
equity         25,940                  (37,886)
 Total          $797,521   $94,271      $            $
liabilities                            (37,886)     853,906
and
stockholders'
equity





















Consolidating Condensed Balance Sheet
January 30, 1999
(in thousands, unaudited)

                    Stage     Specialty               Stage Stores
                 Stores,    Retailers, Elimination  Consolidated
                   Inc.     Inc. (NV)       s
    ASSETS
Cash and cash    $   2      $    1,948                $12,832
equivalents                            $      --
Undivided                              -     --
interest in     --         -                         69,816
accounts
receivable
trust
Merchandise                            -     --
inventories,    --         -                         341,316
net
Prepaid expenses                       -     --
and other       --         -                         84,473
current assets
 Total current                               --                  5
assets          2          1,948                     08,437

Property,                                    --
equipment and   --         1,764                     233,263
leasehold
improvements,
net
Goodwill, net                          -     --
                --         -                         92,551
Other assets                                 --
                --         60                        23,429
Investment in                          -                       --
subsidiaries    204,349    -            (204,349)
 Total assets    $204,351   $    3,772   $(204,349)              $
                                                   857,680

LIABILITIES AND
 STOCKHOLDERS'
    EQUITY
Accounts payable $  --      $    --      $ --         $82,779
Accrued expenses                       -     --
and other       92         -                         52,706
current
liabilities
Current portion                        -     --
of long-term    --         -                         4,814
debt
 Total current                         -     --
liabilities     92         -                         140,299

Long-term debt                         -     --
                --         -                         487,968
Intercompany                                 --                --
notes/advances  (133)      (174,637)
Other long-term                        -     --
liabilities     --         -                         25,021
 Total                                       --
liabilities     (41)       (174,637)                 653,288

Preferred stock                        -     --                --
                --         -
Common stock                           -     --
                267        -                         267
Class B common                         -     --                13
stock           13         -
Additional paid-
in capital      265,716    160,040      (163,357)    265,716
Accumulated
earnings        (55,610)   18,369       (46,986)     (55,610)
(deficit)
Accumulated other                      -     5,994
comprehensive   (5,994)    -                         (5,994)
income
 Stockholders'
equity          204,392    178,409      (204,349)    204,392
 Total           $204,351   $    3,772                $857,680
liabilities and
stockholders'                          $(204,349)
equity



















Consolidating Condensed Statement of Operations
Three Months Ended May 1, 1999
(in thousands, unaudited)

               Specialty      SRI          SRI         SRI
               Retailers  Receivables  Elimination Consolidated
                 , Inc.     Purchase        s
                              Co.

Net sales       $ 262,591  $ --         $        --  $   262,591
Cost of sales
and related     192,232        --           --       192,232
buying,
occupancy and
distribution
expenses
Gross profit      70,359          --           --       70,359

Selling,
general and      62,784     (1,675)         --        61,109
administrative
expenses
Store opening
and closure       749          --           --         749
costs
Operating          6,826       1,675           --       8,501
income (loss)

Interest
expense, net     15,088      1,051          --        16,139

Income (loss)      (8,262)
before income                 624           --       (7,638)
taxes
Income tax         (3,065)
expense                       231           --       (2,834)
(benefit)
Income (loss)      (5,197)
before equity                 393           --       (4,804)
in net
earnings of
subsidiaries
and cumulative
effect of a
change in
accounting
principle
Equity in net                   --                        --
earnings of      (813)                     813
subsidiaries
Income (loss)      (6,010)
before                        393          813       (4,804)
cumulative
effect of a
change in
accounting
principle
Cumulative
effect of a     (1,196)     (1,206)         --       (2,402)
change in
accounting
principle, net
of tax -
reporting
costs of start-
up activities
Net income                 $(813)       $       813  $    (7,206)
(loss)         $       (7
               ,206)




























Consolidating Condensed Statement of Operations
Three Months Ended May 1, 1999
(in thousands, unaudited)

                 Stage     Specialty   Elimination     Stage
                Stores,   Retailers,        s         Stores
                  Inc.     Inc. (NV)                Consolidate
                                                         d

Net sales        $  --    $        --   $  --        $ 262,591
Cost of sales          --                                192,232
and related                   --            --
buying,
occupancy and
distribution
expenses
Gross profit     --               --           --    70,359

Selling, general                                          61,219
and                34         76            --
administrative
expenses
Store opening          --                                    749
and closure                   --            --
costs
Operating income     (34)                                  8,391
(loss)                       (76)           --

Interest               --       (4,028)                   12,111
expense, net                                --

Income (loss)        (34)                                (3,720)
before income                3,952          --
taxes
Income tax             --                                (1,451)
expense                      1,383          --
(benefit)
Income (loss)        (34)                                (2,269)
before equity                2,569          --
in net earnings
of subsidiaries
and cumulative
effect of a
change in
accounting
principle
Equity in net
earnings of     (4,637)       --          4,637         --
subsidiaries
Income (loss)     (4,671)                                (2,269)
before                       2,569        4,637
cumulative
effect of a
change in
accounting
principle
Cumulative                                               (2,402)
effect of a        --         --            --
change in
accounting
principle, net
of tax -
reporting costs
of start-up
activities
Net income                $      2,569  $     4,637  $
(loss)          $   (4,6                            (4,671)
                71)




























Consolidating Condensed Statement of Operations
Three Months Ended May 2, 1998
(in thousands, unaudited)

                Specialty      SRI         SRI          SRI
                Retailers  Receivables Elimination  Consolidated
                  , Inc.     Purchase       s
                               Co.

Net sales        $272,788   $  --        $ --         $272,788
Cost of sales    185,563       --          --         185,563
and related
buying,
occupancy and
distribution
expenses
Gross profit     87,225        --          --         87,225

Selling, general 61,887     (316)          --         61,571
and
administrative
expenses
Store opening     317          --          --           317
and closure
costs
Operating income 25,021       316          --         25,337

Interest         14,890     (685)          --         14,205
expense, net

Income (loss)
before income
taxes            10,131    1,001        --           11,132
Income tax       4,110        371          --         4,481
expense
Income (loss)    6,021        630          --         6,651
before equity
in net earnings
of subsidiaries
Equity in net     630          --        (630)           --
earnings of
subsidiaries
Net income       $6,651     $ 630        $(630)       $6,651


Consolidating Condensed Statement of Operations
Three Months Ended May 2, 1998
(in thousands, unaudited)

                 Stage     Specialty   Eliminations    Stage
                Stores,   Retailers,                   Stores
                  Inc.     Inc. (NV)                Consolidate
                                                         d

Net sales        $  --    $  --         $  --         $272,788
Cost of sales       --       --            --         185,563
and related
buying,
occupancy and
distribution
expenses
Gross profit        --       --            --         87,225

Selling, general    21       38            --         61,630
and
administrative
expenses
Store opening       --       --            --           317
and closure
costs
Operating income  (21)     (38)            --         25,278

Interest            --    (3,738)          --         10,467
expense, net

Income (loss)     (21)    3,700            --         14,811
before income
taxes
Income tax                1,295            --         5,776
expense
Income (loss)     (21)    2,405            --         9,035
before equity
in net earnings
of subsidiaries
Equity in net    9,056       --         (9,056)          --
earnings of
subsidiaries
Net income       $9,035   $2,405        $(9,056)      $9,035










Consolidating Condensed Statement of Cash Flows
Three Months Ended May 1, 1999
(in thousands, unaudited)

                Specialty      SRI         SRI         SRI
                Retailers, Receivables Elimination Consolidated
                   Inc.      Purchase       s
                               Co.
Cash  flows from operating
activities:
 Net cash used  $       89 $   (4,256)  $     --     $  (4,167)
in operating
activities

Cash  flows from investing
activities:
Investment in      --
subsidiary                      --     --                --
Additions to                   --
property,          (7,526)             --                (7,526)
equipment and
leasehold
improvements
Proceeds from
the sales of       (4,256)       4,256 --                     --
accounts
receivable, net
 Net cash                                        --
provided by       (11,782) 4,256                         (7,526)
(used in)
investing
activities

Cash  flows from financing
activities:
Proceeds from                  --
working capital 7,650                  --           7,650
facility
Proceeds from        --        --
issuance of                            --                --
common stock
Proceeds from      --          --                        --
capital                                --
contribution
Payments on long-(164)      --                  --    (164)
term debt
 Net cash
provided by     7,486      --           --           7,486
(used in)
    financing
activities

Net decrease in  (4,207)       --
cash and cash                          --             (4,207)
equivalents
Cash and cash
equivalents:
 Beginning of                  --
period          10,882                 --           10,882
 End of period   $  6,675   $  --        $      --     $   6,675



Consolidating Condensed Statement of Cash Flows
Three Months Ended May
1, 1999
(in thousands, unaudited)

                  Stage    Specialty               Stage Stores
                 Stores,  Retailers,  Elimination  Consolidated
                  Inc.     Inc. (NV)       s
Cash flows from operating
activities:
 Net cash used
in operating
activities       $  (103) $(118)      $      --      $(4,388)

Cash flows from investing
activities:
Investment in                 --            118
subsidiary          (118)                                    --
Additions to       --           --          --
property,                                            (7,526)
equipment and
leasehold
improvements
Proceeds from      --           --          --
the sales of                                                 --
accounts
receivable, net
 Net cash                    --            118
provided by         (118)                            (7,526)
(used in)
investing
activities

Cash flows from financing
activities:
Proceeds from       --        --            --
working capital                                    7,650
facility
Proceeds from                 --                  -
issuance of     221                   -            221
common stock
Proceeds from       --       118
capital                                  (118)
contribution
Payments on long-   --        --            --
term debt                                             (164)
 Net cash                     --            --
provided by     221                                7,707
(used in)
    financing
activities

Net decrease in                           --
cash and cash          --         --                 (4,207)
equivalents
Cash and cash
equivalents:
 Beginning of              1,948            --
period          2                                  12,832
 End of period   $      2  $1,948      $    --      $     8,625



Consolidating Condensed Statement of Cash Flows
Three Months Ended May 2, 1998
(in thousands, unaudited)

                Specialty     SRI         SRI          SRI
                Retailers Receivable  Elimination  Consolidated
                 , Inc.   s Purchase       s
                              Co.
Cash flows from operating
activities:
 Net cash used  $(24,265) $(4,711)    $  --        $(28,976)
in operating
activities

Cash flows from investing
activities:
Intercompany      491         --          --         491
notes/advances
Additions to     (28,486)     --          --        (28,486)
property,
equipment and
leasehold
improvements
Proceeds from    (5,718)   5,718       (1,007)        --
the sales of    1,007        --
accounts
receivable, net
Dividend from
subsidiary
 Net cash       (32,706)  5,718       (1,007)      (27,995)
provided by
(used in)
investing
activities

Cash flows from financing
activities:
Proceeds from    54,300       --          --        54,300
working capital
facility
Proceeds from        --       --          --          --
issuance of
common stock
Payments on long-(170)        --          --        (170)
term debt
Dividend paid      --      (1,007)     1,007          --
 Net cash        54,130    (1,007)     1,007        54,130
provided by
(used in)
   financing
activities

Net decrease in  (2,841)      --          --        (2,841)
cash and cash
equivalents
Cash and cash
equivalents:
 Beginning of    23,299       --          --        23,299
period
 End of period   $20,458   $  --       $  --        $20,458


Consolidating Condensed Statement of Cash Flows
Three Months Ended May 2, 1998
(in thousands, unaudited)

                  Stage    Specialty                  Stage
                 Stores,  Retailers,  Elimination     Stores
                  Inc.     Inc. (NV)       s       Consolidate
                                                        d
Cash flows from operating
activities:
 Net cash used  $(14)     $ --        $    --      $(28,990)
in operating
activities

Cash flows from investing
activities:
Intercompany     (491)       --             --         --
notes/advances
Additions to        --       --             --      (28,486)
property,
equipment and
leasehold
improvements
Proceeds from       --       --             --         --
the sales of
accounts
receivable, net
Dividend from
subsidiary
 Net cash       (491)       --             --      (28,486)
provided by
(used in)
investing
activities

Cash flows from financing
activities:
Proceeds from       --       --             --      54,300
working capital
facility
Proceeds from      491                            -   491
issuance of                           -
common stock
Payments on long-   --       --             --      (170)
term debt
Dividend paid       --       --             --         --
 Net cash          491       --             --      54,621
provided by
(used in)
   financing
activities

Net decrease in   (14)       --             --      (2,855)
cash and cash
equivalents
Cash and cash
equivalents:
 Beginning of       16       --             --      23,315
period
 End of period   $   2     $ --        $    --      $20,460


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

"Safe  Harbor" Statement under the Private Securities  Litigation
Reform Act of 1995.

      Certain items discussed or incorporated by reference herein contain forward-looking statements that involve risks and uncertainties including, but not limited to, the seasonality of demand for apparel which can be affected by weather patterns, levels of competition, competitors' marketing strategies, changes in fashion trends and availability of product on normal payment terms and the failure to achieve the expected results of merchandising and marketing plans and store opening or closing plans. The occurrence of any of the above could have a material adverse impact on the Company's operating results. See additional risk factors discussed in the Company's Annual Report on Form 10-
K. Certain information herein contains estimates which represent management's best judgement as of the date hereof based on information currently available; however, the Company does not intend to update this information to reflect developments or information obtained after the date hereof and disclaims any legal obligation to the contrary.

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

     The  financial  information, discussion  and  analysis  that
follow   should  be  read  in  conjunction  with  the   Company's
Consolidated Financial Statements included in the Company's  1998
Annual Report on Form 10-K.

Results of Operations

     Sales for the first quarter of 1999 decreased 3.7% to $262.6 million from $272.8 million in the comparable period of 1998. Comparable store sales decreased 10.1% for the first quarter of 1999. Sales results for the first quarter of 1999 reflect the impact of the heavy promotional and inventory management activities which were put into place during the fall of 1998. These initiatives negatively impacted the Company's merchandise mix and to a lesser extent the Company's customer base. As a result, the Company began the quarter with significantly lower levels of inventory compared to the prior year first quarter on a comparable store basis, particularly with respect to clearance merchandise. The lower levels of clearance inventory, as well as continued aggressive pricing on this clearance merchandise throughout February was a significant contributor to the decline in comparable store sales for the quarter. In addition, sales for the Easter selling period were softer than expected as a result of a lower than planned inventory level during the Easter selling season. The Company focused on transitioning and rebuilding merchandise assortments as well as improving the merchandise mix across all merchandise categories. Although the Company made significant improvements in its merchandise mix during the first quarter, this process will continue into the second quarter and into the early part of the third quarter in certain merchandise categories.

     Gross profit decreased 19.3% to $70.4 million for the first quarter of 1999 from $87.2 million in the comparable period of 1998. Gross profit as a percent of sales decreased to 26.8% for the first quarter of 1999 from 32.0% in 1998. The decline in gross margin as a percent of sales reflects the continued aggressive pricing on clearance inventory in February, lower vendor discounts on new store inventory purchases, reduced levels of store grand opening sales which typically carry a higher level of gross margin and negative sales leverage associated with the Company's fixed buying, occupancy and distribution expenses which are included in cost of goods sold.

     Selling, general and administrative expenses for the first quarter of 1999 decreased 0.7% to $61.2 million from $61.6 million in the comparable period of 1998. Selling, general and administrative expenses as a percentage of sales for the first quarter of 1999 increased to 23.3% from 22.6% in the comparable period of 1998 due primarily to the lower level of sales referred to above. Selling, general and administrative expenses for the first quarter of 1999 benefited from the positive impact of the Company's credit card bank which became operational in the third quarter of 1998 as well as reduced payroll and payroll related costs.

      Store opening and closure costs for the first quarter of 1999 increased to $0.7 million from $0.3 million for the same period of 1998 as a result of the adoption of SOP 98-5 which requires that store opening costs be expensed as incurred. Prior to the adoption of SOP 98-5, the Company expensed pre-opening costs over the year in which a store was opened.

      Operating income for the first quarter of 1999 decreased 66.8% to $8.4 million from $25.3 million for the first quarter of 1998 as a result of the factors discussed above. Operating income as a percent of sales for the first quarter of 1999 was 3.2% as compared to 9.3% for the first quarter of 1998.

     Net interest expense for the first quarter of 1999 increased 15.2% to $12.1 million from $10.5 million for the comparable period in 1998 due to higher levels of borrowings associated with the Company's expansion program and poor operating results in the fall of 1998 and the first quarter of 1999.

     As a result of the foregoing, the Company's net loss before cumulative effect of a change in accounting principle for the first quarter of 1999 was $2.3 million as compared to net income of $9.0 million for the comparable period in 1998.

In connection with the adoption of SOP 98-5, the Company recorded a cumulative effect of a change in accounting principle, net of tax charge of $2.4 million. The charge reflects the write-off of the unamortized organizational costs associated with the Company's accounts receivable trust and the recently formed credit card bank.

Seasonality and Inflation

     The Company's business is seasonal and its quarterly sales and profits are traditionally lower during the first three quarters (February through October) and higher during the fourth quarter (November through January). During 1998, the Company experienced poor sales and results of operations beginning in the second quarter. In addition, working capital requirements fluctuate throughout the year, increasing substantially in October and November due to requirements for significantly higher inventory levels in anticipation of the holiday season.


     The   following  table  shows  certain  unaudited  financial
information for the Company by quarter (dollars in thousands):

                  1999                    1998
                   Q1        Q1       Q2       Q3       Q4

Net sales       $262,591   $272,      $271,805  $271,60   $357,349
                         788                5
Gross profit    70,359          87,   82,239    75,252    89,593
                         225
Operating income8,391           25,   12,678    7,226     7,458
                         278
Quarters'                  48%        24%       14%        14%
operating
income as a     --
percent of
total
Income  (loss)
before
cumulative
effect of a
change in
accounting
principle       $(2,269)  $     9,  $ 765     $(3,15    $(2,934)
                         035                2)
Net income
(loss)          $(4,671)  $     9,  $ 765     $(3,15    $(2,934)
                         035                2)


      The Company does not believe that inflation had a material effect on its results of operations during the past two years.
However, there can be no assurance that the Company's business will not be affected by inflation in the future.


Liquidity and Capital Resources

                Total working capital increased $6.9 million to $375.0 million at May 1, 1999 from $368.1 million at January 30, 1999. The most significant changes in working capital were associated with the seasonal increase in merchandise inventories.

      The Company's primary capital requirements are for working capital, debt service and capital expenditures. Based upon the current capital structure, management anticipates cash interest payments to be approximately $44.0 million during each of 1999 and 2000. Capital expenditures are generally for new store openings, remodeling of existing stores and facilities and customary store maintenance. Capital expenditures for the first three months of 1999 were $7.5 million as compared to $28.5 million for the comparable period of 1998. The reduction was a result of a decrease in the number of new stores opened as well as the conversion of the remaining CR Anthony stores to the Company's format and trade names, which occurred during the first quarter of 1998. Management expects capital expenditures to be approximately $23.0 million during 1999, consisting primarily of 10 new store openings, remodeling of existing stores and the implementation of a new merchandising system. Required aggregate principal payments on existing debt, excluding the $100 million working capital and letter of credit facility and the $100 million expansion revolving credit facility (the "Credit Facility"), total $4.8 million and $34.8 million for 1999 and
2000, respectively. Included in the $34.8 million for 2000 are the $30.0 million in aggregate principle amount 12.5% Trust Certificate-Backed Notes ("SRPC Notes"). The SRPC Notes are collateralized by the retained interest in the Accounts Receivable Program. Principle repayments are scheduled to begin during December 2000.

The Company's current short-term liquidity needs  are provided by
(i) existing cash balances, (ii) operating cash flows, (iii) the Accounts Receivable Program, (iv) the Credit Facility (v) and normal trade credit terms from the vendor and factor community. The Company expects to fund its long-term liquidity needs from its operating cash flows, the issuance of debt and/or equity securities, the securitization of its accounts receivable and bank borrowings. Outstanding borrowings under the Credit Facility were $149.7 million at May 1, 1999 as compared to $142.0 million at January 30, 1999. The Company had $40.7 million of availability under the Credit Facility at May 1, 1999. The outstanding balances under the revolving certificates associated with the Accounts Receivable Program were $97.8 million and $115.6 million at May 1, 1999 and January 30, 1999, respectively, while outstanding balances under term certificates were $165.0 million at both May 1, 1999 and January 30, 1999. Principal repayments under the term certificates commence on December 31, 1999. However, the Company currently expects to refinance these certificates prior to that date. Therefore, the Company does not believe this will have an impact on its liquidity or cash flow for 1999 although there can be no assurances that the Company will successfully refinance the Accounts Receivable Program or as to the terms of any such refinancing.

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

     Management believes that funds provided by operations, together with funds available under the Credit Facility, the Accounts Receivable Program and the normal trade credit terms from the vendor and factor community will be adequate to meet the Company's anticipated requirements for working capital, interest payments, planned capital expenditures and principal payments on debt. Estimates as to working capital needs and other expenditures may be materially affected if the foregoing sources are not available or do not otherwise provide sufficient funds to meet the Company's obligations.

      During May 1999, the Company adopted a store closure plan and will close approximately thirty-five underperforming stores which had sales in aggregate of approximately $21.0 million. The majority of these stores will close over the next six months upon the completion of an inventory liquidation program. In connection with this store closure program, the Company expects to record a pre-tax charge to operations of approximately $20.3 million in the second quarter of 1999. The store closure program is expected to be accretive to the Company on a cash basis inclusive of the inventory liquidation and any excess cash will be applied to reducing borrowings under the Company's Credit Facility.


Year 2000

      The Year 2000 issue relates to the way computer systems and programs define calendar dates. They could fail or make miscalculations due to interpreting a date including "00" to mean 1900, not 2000. Also, other systems and equipment may contain imbedded hardware or software that may have a time element and affect their operation. The Company began working on the Year 2000 compliance issue in 1996 and heightened its focus and resource commitment in 1997 with the establishment of a formalized project plan and management oversight function. The Company has divided its Year 2000 risk assessment and remediation efforts into the following three categories: information systems, peripheral systems and hardware, and third party vendors.
     The Company has completed the evaluation of its critical information systems infrastructure for Year 2000 compliance and has developed detailed work plans to achieve compliance prior to possible system failures. The systems have been segregated into the following five logical, manageable groups: (1) human resource, time keeping, and payroll systems (2) point-of-sale and sales audit systems (3) credit systems (4) financial reporting and accounts payable systems and (5) merchandising systems. Year 2000 remediation is being addressed through a combination of modifications or upgrades to existing applications or replacement. The Company has dedicated in-house resources and has contracted with third party vendors to complete the necessary coding changes, testing and installation. The five groups of systems are in various stages of completion. The Company estimates Year 2000 readiness related to information systems is 85% complete and anticipates will be substantially complete by the end of the second quarter of fiscal year 1999.

     The Company has substantially completed an inventory of its major peripheral systems and hardware and is in the process of assessing and remediating Year 2000 non-compliance issues. These include, but are not limited to, mainframe computer hardware and operating systems, communications networks, personal computers and network systems, printers, store register systems and processors, scanners, and emergency power systems. The Company estimates Year 2000 readiness related to peripheral systems and hardware is 80% complete and anticipates will be substantially complete by the end of the second quarter of fiscal year 1999.

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

                    The Company's plan is to have addressed its significant
Year 2000 issues prior to being affected by them. However, if the
Company   identifies  additional  risks  related  to  Year   2000
compliance  or  its  progress  in  planned  remediation   efforts
deviates from the anticipated timeline, the Company will  develop
contingency  plans  as deemed necessary  at  that  time.   It  is
currently estimated that the aggregate cost of the Company's Year
2000  efforts paid to third parties to assist in remediation will be  approximately  $2.3  million,  of  which  approximately  $2.1 million  has  been  spent.  These costs  are  being  expensed  as incurred. These amounts do not include any costs associated  with the  implementation of contingency plans or the  cost  associated
with   the  replacement  of  information  systems,  hardware   or
equipment,  substantially all of which would be capitalized.  The failure  to correct a material Year 2000 problem could result  in
an   interruption  in  certain  normal  business  activities   or
operations.   Presently,  the Company  does  not  anticipate  any
material disruption in its operations as a result of any failure by the Company to be in compliance.

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

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K.

  (a)  Exhibits


     27.1      Financial Data Schedule.


  (b)  Reports on Form 8-K

     The  Company filed a News Release on Form 8-K dated February
     4,  1999  related to Stage Stores, Inc. fourth quarter  1998 sales results.

     The  Company filed a News Release on Form 8-K dated February
     19, 1999 related to Stage Stores, Inc. naming a new executive vice president, chief merchandising officer.

     The Company filed a News Release on Form 8-K dated March 11,
     1999 related to Stage Stores, Inc. fourth quarter and full year 1998 results of operations.

     The Company filed a News Release on Form 8-K dated April  1,
     1999 related to Stage Stores, Inc.'s denial of allegations of securities laws violations.

     The  Company filed a News Release on Form 8-K dated  May  6,
     1999 related to Stage Stores, Inc. first quarter 1999 sales results.

     The  Company filed a News Release on Form 8-K dated May  20,
     1999  related  to  Stage  Stores, Inc.  first  quarter  1999 results of operations.







































                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        STAGE STORES, INC.

June 14, 1999                           /s/ Carl E. Tooker
 (Date)                                 Carl E. Tooker
                                        Chairman, Chief Executive
Officer
                                        and President
                                           (principal   executive
officer)


June 14, 1999                           /s/ James A. Marcum
 (Date)                                 James A. Marcum
                                        Vice Chairman and
                                        Chief Financial Officer
                                         (principal financial and
accounting officer)