Form 10-Q/A
period 1999-05-01
STAGE STORES INC
filed 1999-06-17
CIK 6885

Form 10-Q/A

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
                     (unaudited)



                                        May 1, 1999   January 30, 1999

                ASSETS
Cash and cash equivalents                 $ 8,625         $ 12,832
Undivided interest in accounts
 receivable trust                          68,534           69,816
Merchandise inventories, net              363,352          341,316
Prepaid expenses and other current
 assets                                    71,710           84,473
      Total current assets                512,221          508,437

Property, equipment and leasehold
 improvements, net                        233,580          233,263
Goodwill, net                              91,828           92,551
Other assets                               20,695           23,429
      Total assets                      $ 858,324        $ 857,680

 LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                        $  79,046        $  82,779
Accrued expenses and other current
 liabilities                               53,364           52,706
Current portion of long-term debt           4,829            4,814
      Total current liabilities           137,239          140,299

Long-term debt                            495,724          487,968
Other long-term liabilities                25,419           25,021
      Total liabilities                   658,382          653,288

Preferred stock, par value $1.00, non-
  voting, 3 shares authorized, no
  shares issued or outstanding                --               --
Common stock, par value $0.01, 75,000
 shares authorized, 26,747 and 26,718
 shares issued and outstanding,
 respectively                                 267              267
Class B common stock, par value
  $0.01, non-voting,
  3,000 shares authorized, 1,250
  shares issued and outstanding                13               13
Additional paid-in capital                265,937          265,716
Accumulated deficit                       (60,281)         (55,610)
Accumulated other comprehensive
 income                                    (5,994)          (5,994)
   Stockholders' equity                   199,942          204,392
Commitments and contingencies                 --               --
      Total liabilities and
       stockholders' equity             $ 858,324        $ 857,680



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


Consolidating Condensed Balance Sheet
May 1, 1999
(in thousands, unaudited)

                             Specialty      SRI          SRI          SRI
                             Retailers,  Receivables  Eliminations Consolidated
                                Inc.     Purchase Co.
   ASSETS
Cash and cash equivalents     $ 6,675       $  --         $  --       $ 6,675
Undivided interest in
 accounts receivable trust    (10,444)      78,978           --        68,534
Merchandise inventories, net  363,352          --            --       363,352

Prepaid expenses and other
 current assets                64,465        7,245           --        71,710
 Total current assets         424,048       86,223           --       510,271

Property, equipment and
 leasehold improvements, net  231,912          --            --       231,912
Goodwill, net                  91,828          --            --        91,828
Other assets                   18,359        2,276           --        20,635
Investment in subsidiaries     37,607          --        (37,607)         --
 Total assets               $ 803,754    $  88,499     $ (37,607)   $ 854,646

 LIABILITIES
     AND
STOCKHOLDERS'
   EQUITY
Accounts payable            $  79,046    $    --       $     --     $  79,046
Accrued expenses and
 other current liabilities     49,500       3,841            --        53,341
Current portion of
long-term debt                  4,829         --             --         4,829
 Total current liabilities    133,375       3,841            --       137,216

Long-term debt                465,724      30,000            --       495,724
Intercompany notes/advances   160,502      17,051            --       177,553
Other long-term liabilities    25,419         --             --        25,419
 Total liabilities            785,020      50,892            --       835,912

Preferred stock                   --          --             --           --
Common stock                      --          --             --           --
Class B common stock              --          --             --           --
Additional paid-in capital      3,317      32,664        (32,664)       3,317
Accumulated earnings
 (deficit)                     21,411       4,943         (4,943)      21,411
Accumulated other
 comprehensive income          (5,994)        --             --        (5,994)
 Stockholders' equity          18,734      37,607        (37,607)      18,734
 Total liabilities and
  stockholder's equity      $ 803,754   $  88,499      $ (37,607)   $ 854,646



Consolidating Condensed Balance Sheet
May 1, 1999
(in thousands, unaudited)

                                Stage    Specialty   Eliminations    Stage
                               Stores,   Retailers,                  Stores
                                Inc.     Inc. (NV)                Consolidated

    ASSETS
Cash and cash equivalents    $     2     $  1,948   $      --      $    8,625
Undivided interest in
 accounts receivable trust       --           --           --          68,534
Merchandise inventories, net     --           --           --         363,352
Prepaid expenses and other
 current assets                  --           --           --          71,710
 Total current assets              2        1,948          --         512,221
Property, equipment and
 leasehold improvements, net     --         1,668          --         233,580
Goodwill, net                    --           --           --          91,828
Other assets                     --            60          --          20,695
Investment in subsidiaries   199,830          --      (199,830)           --
 Total assets              $ 199,832     $  3,676   $ (199,830)     $ 858,324


LIABILITIES AND
 STOCKHOLDERS'
    EQUITY
Accounts payable           $     --      $    --    $      --       $  79,046
Accrued expenses and other
 current liabilities              23          --           --          53,364
Current portion of
 long-term debt                  --           --           --           4,829
 Total current liabilities        23          --           --         137,239

Long-term debt                   --           --           --         495,724
Intercompany notes/advances     (133)    (177,420)         --             --
Other long-term liabilities      --           --           --          25,419
 Total liabilities              (110)    (177,420)         --         658,382

Preferred stock                  --           --           --             --
Common stock                     267          --           --             267
Class B common stock              13          --           --              13
Additional paid-in capital   265,937      160,158     (163,475)       265,937
Accumulated earnings
 (deficit)                   (60,281)      20,938      (42,349)       (60,281)
Accumulated other
 comprehensive income         (5,994)         --         5,994         (5,994)
 Stockholders' equity        199,942      181,096     (199,830)       199,942
 Total liabilities and
  stockholders' equity     $ 199,832      $ 3,676   $ (199,830)   $   858,324



Consolidating Condensed Balance Sheet
January 30, 1999
(in thousands, unaudited)

                             Specialty      SRI          SRI           SRI
                             Retailers, Receivables  Eliminations  Consolidated
                                Inc.    Purchase Co.
    ASSETS
Cash and cash equivalents   $  10,882    $     --     $     --      $  10,882
Undivided interest in
 accounts receivable trust    (13,228)      83,044          --         69,816
Merchandise inventories, net  341,316          --           --        341,316
Prepaid expenses and
 other current assets          77,648        6,825          --         84,473
 Total current assets         416,618       89,869          --        506,487

Property, equipment and
 leasehold improvements, net  231,499          --           --        231,499
Goodwill, net                  92,551          --           --         92,551
Other assets                   18,967        4,402          --         23,369
Investment in subsidiaries     37,886          --       (37,886)          --
 Total assets               $ 797,521    $  94,271    $ (37,886)    $ 853,906

 LIABILITIES
     AND
STOCKHOLDERS'
    EQUITY
Accounts payable            $  82,779    $     --     $     --      $  82,779
Accrued expenses and
other current liabilities      49,726        2,888          --         52,614
Current portion of
 long-term debt                 4,814          --           --          4,814
 Total current liabilities    137,319        2,888          --        140,207

Long-term debt                457,968       30,000          --        487,968
Intercompany notes/advances   151,273       23,497          --        174,770
Other long-term liabilities    25,021          --           --         25,021
 Total liabilities            771,581       56,385          --        827,966

Preferred stock                   --           --           --            --
Common stock                      --           --           --            --
Class B common stock              --           --           --            --
Additional paid-in capital      3,317       32,130      (32,130)        3,317
Accumulated earnings
 (deficit)                     28,617        5,756       (5,756)       28,617
Accumulated other
 comprehensive income          (5,994)         --           --         (5,994)
 Stockholders' equity          25,940       37,886      (37,886)       25,940
 Total liabilities and
  stockholders' equity      $ 797,521    $  94,271    $ (37,886)    $ 853,906




Consolidating Condensed Balance Sheet
January 30, 1999
(in thousands, unaudited)

                               Stage     Specialty                Stage Stores
                              Stores,    Retailers, Eliminations  Consolidated
                                Inc.     Inc. (NV)
    ASSETS
Cash and cash equivalents    $      2     $   1,948    $     --     $  12,832
Undivided interest in
 accounts receivable trust        --            --           --        69,816
Merchandise inventories, net      --            --           --       341,316
Prepaid expenses and other
 current assets                   --            --           --        84,473
 Total current assets               2         1,948          --       508,437

Property, equipment and
 leasehold improvements, net      --          1,764           --      233,263
Goodwill, net                     --            --            --       92,551
Other assets                      --             60           --       23,429
Investment in subsidiaries    204,349           --       (204,349)        --
 Total assets               $ 204,351     $   3,772    $ (204,349)  $ 857,680

LIABILITIES AND
 STOCKHOLDERS'
    EQUITY
Accounts payable            $     --      $     --     $      --    $  82,779
Accrued expenses and other
 current liabilities               92           --            --       52,706
Current portion of
 long-term debt                   --            --            --        4,814
 Total current liabilities         92           --            --      140,299

Long-term debt                    --            --            --      487,968
Intercompany notes/advances      (133)     (174,637)          --          --
Other long-term liabilities       --            --            --       25,021
 Total liabilities                (41)     (174,637)          --      653,288

Preferred stock                   --            --            --          --
Common stock                      267           --            --          267
Class B common stock               13           --            --           13
Additional paid-in capital    265,716       160,040      (163,357)    265,716
Accumulated earnings
 (deficit)                    (55,610)       18,369       (46,986)    (55,610)
Accumulated other
 comprehensive income          (5,994)          --          5,994      (5,994)

 Stockholders' equity         204,392       178,409      (204,349)    204,392
 Total liabilities and
  stockholder's equity      $ 204,351    $    3,772    $ (204,349)  $ 857,680



Consolidating Condensed Statement of Operations
Three Months Ended May 1, 1999
(in thousands, unaudited)

                              Specialty      SRI          SRI          SRI
                              Retailers, Receivables  Eliminations Consolidated
                                 Inc.    Purchase Co.

Net sales                     $ 262,591   $     --     $      --    $  262,591
Cost of sales and related
 buying, occupancy and
 distribution expenses          192,232         --            --       192,232
Gross profit                     70,359         --            --        70,359

Selling, general and
 administrative expenses         62,784      (1,675)          --        61,109
Store opening and closure
 costs                              749         --            --           749
Operating income (loss)           6,826       1,675           --         8,501

Interest expense, net            15,088       1,051           --        16,139

Income (loss) before
 income taxes                    (8,262)        624           --        (7,638)
Income tax expense (benefit)     (3,065)        231           --        (2,834)
Income (loss) before equity in
 net earnings of subsidiaries
 and cumulative effect of a
 change in accounting principle  (5,197)        393           --        (4,804)
Equity in net earnings of
 subsidiaries                      (813)        --            813          --
Income (loss) before cumulative
 effect of a change in
 accounting principle            (6,010)        393           813       (4,804)
Cumulative effect of a change
 in accounting principle, net
 of tax - reporting costs of
 start-up activities             (1,196)     (1,206)          --        (2,402)
Net income (loss)             $  (7,206)  $    (813)    $     813   $   (7,206)


Consolidating Condensed Statement of Operations
Three Months Ended May 1, 1999
(in thousands, unaudited)

                               Stage     Specialty   Eliminations     Stage
                              Stores,    Retailers,                   Stores
                                Inc.     Inc. (NV)                 Consolidated

Net sales                     $     --    $     --      $     --    $  262,591
Cost of sales and related
 buying, occupancy and
 distribution expenses              --          --            --       192,232
Gross profit                        --          --            --        70,359

Selling, general and
 administrative expenses             34          76           --        61,219
Store opening and
 closure costs                      --          --            --           749
Operating income (loss)             (34)        (76)          --         8,391

Interest expense, net               --       (4,028)          --        12,111

Income (loss) before
 income taxes                       (34)      3,952           --        (3,720)
Income tax expense (benefit)        --        1,383           --        (1,451)
Income (loss) before equity in
 net earnings of subsidiaries
 and cumulative effect of a
 change in accounting
 principle                          (34)      2,569           --        (2,269)
Equity in net earnings of
 subsidiaries                    (4,637)        --          4,637          --
Income (loss) before
 cumulative effect of a
 change in accounting
 principle                       (4,671)      2,569         4,637       (2,269)
Cumulative effect of a change
 in accounting principle, net
 of tax - reporting costs of
 start-up activities                --          --            --        (2,402)
Net income (loss)             $  (4,671)  $   2,569     $   4,637   $   (4,671)





Consolidating Condensed Statement of Operations
Three Months Ended May 2, 1998
(in thousands, unaudited)

                              Specialty      SRI          SRI           SRI
                              Retailers, Receivables  Eliminations  Consolidated
                                 Inc.    Purchase Co.

Net sales                     $ 272,788   $     --      $     --     $ 272,788
Cost of sales and related
 buying, occupancy and
 distribution expenses          185,563         --            --       185,563
Gross profit                     87,225         --            --        87,225

Selling, general and
 administrative expenses         61,887        (316)          --        61,571
Store opening and
 closure costs                      317         --            --           317
Operating income                 25,021         316           --        25,337

Interest expense, net            14,890        (685)          --        14,205

Income (loss) before
 income taxes                    10,131       1,001           --        11,132
Income tax expense                4,110         371           --         4,481
Income (loss) before equity
 in net earnings of
 subsidiaries                     6,021         630           --         6,651
Equity in net earnings
 of subsidiaries                    630         --           (630)         --
Net income                    $   6,651   $     630      $   (630)   $   6,651


Consolidating Condensed Statement of Operations
Three Months Ended May 2, 1998
(in thousands, unaudited)

                                 Stage    Specialty   Eliminations     Stage
                                Stores,   Retailers,                   Stores
                                 Inc.     Inc. (NV)                 Consolidated


Net sales                     $     --    $     --       $    --     $ 272,788
Cost of sales and related
 buying, occupancy and
 distribution expenses              --          --            --       185,563
Gross profit                        --          --            --        87,225

Selling, general and
 administrative expenses             21          38           --        61,630
Store opening and
 closure costs                      --          --            --           317
Operating income                    (21)        (38)          --        25,278

Interest expense, net               --       (3,738)          --        10,467

Income (loss) before
 income taxes                       (21)      3,700           --        14,811
Income tax expense                  --        1,295           --         5,776
Income (loss) before equity in
 net earnings of subsidiaries       (21)      2,405           --         9,035
Equity in net earnings of
 subsidiaries                     9,056         --         (9,056)         --
Net income                    $   9,035   $   2,405      $ (9,056)   $   9,035


Consolidating Condensed Statement of Cash Flows
Three Months Ended May 1, 1999
(in thousands, unaudited)

                              Specialty      SRI          SRI          SRI
                              Retailers, Receivables  Eliminations Consolidated
                                 Inc.    Purchase Co.
Cash  flows from operating
 activities:
 Net cash used in
  operating activities        $      89   $  (4,256)     $     --    $  (4,167)

Cash flows from investing
 activities:
Investment in subsidiary            --          --             --          --
Additions to property,
 equipment and leasehold
 improvements                    (7,526)        --             --       (7,526)
Proceeds from the sales of
 accounts receivable, net        (4,256)      4,256            --          --
 Net cash provided by (used
  in) investing activities      (11,782)      4,256            --       (7,526)

Cash  flows from financing
 activities:
Proceeds from working
 capital facility                 7,650         --             --        7,650
Proceeds from issuance of
 common stock                       --          --             --          --
Proceeds from capital
 contribution                       --          --             --          --
Payments on long-term debt         (164)        --             --         (164)
 Net cash provided by (used
  in) financing activities        7,486         --             --        7,486

Net decrease in cash and
 cash equivalents                (4,207)        --             --       (4,207)
Cash and cash equivalents:
 Beginning of period             10,882         --             --       10,882
 End of period                $   6,675   $     --       $     --    $   6,675



Consolidating Condensed Statement of Cash Flows
Three Months Ended May 1, 1999
(in thousands, unaudited)

                                 Stage   Specialty                 Stage Stores
                                Stores,  Retailers,  Eliminations  Consolidated
                                  Inc.   Inc. (NV)
Cash flows from operating
 activities:
 Net cash used in operating
  activities                    $  (103)  $    (118)     $     --    $  (4,388)

Cash flows from investing
 activities:
Investment in subsidiary           (118)        --             118         --
Additions to property,
 equipment and leasehold
 improvements                       --          --             --       (7,526)
Proceeds from the sales of
 accounts receivable, net           --          --             --          --
 Net cash provided by (used
  in) investing activities         (118)        --             118      (7,526)

Cash flows from financing
 activities:
Proceeds from working capital      --           --             --        7,650
Proceeds from issuance of
 common stock                      221          --             --          221
Proceeds from capital
 contribution                      --           118           (118)        --
contribution
Payments on long-term debt         --           --             --         (164)
 Net cash provided by (used
  in) financing activities         221          --             --        7,707

Net decrease in cash and
 cash equivalents                  --           --             --       (4,207)
Cash and cash equivalents:
 Beginning of period                 2        1,948            --       12,832
 End of period                  $    2    $   1,948      $     --    $   8,625



Consolidating Condensed Statement of Cash Flows
Three Months Ended May 2, 1998
(in thousands, unaudited)

                             Specialty      SRI          SRI           SRI
                             Retailers, Receivables  Eliminations  Consolidated
                                Inc.    Purchase Co.
Cash flows from operating
 activities:
 Net cash used in
  operating activities       $ (24,265) $  (4,711)     $    --       $ (28,976)

Cash flows from investing
 activities:
Intercompany notes/advances        491        --            --             491
Additions to property,
 equipment and leasehold
 improvements                  (28,486)       --            --         (28,486)
Proceeds from the sales of
 accounts reveivable, net       (5,718)     5,718           --             --
Dividend from subsidiary         1,007        --         (1,007)           --
 Net cash provided by (used
  in) investing activities     (32,706)     5,718        (1,007)       (27,995)

Cash flows from financing
 activities:
Proceeds from working capital
 facility                       54,300        --            --          54,300
Proceeds from issuance of
 common stock                      --         --            --             --
Payments on long-term debt        (170)       --            --            (170)
Dividend paid                      --      (1,007)        1,007            --
 Net cash provided by (used
  in) financing activities      54,130     (1,007)        1,007         54,130

Net decrease in cash and
 cash equivalents               (2,841)       --            --          (2,841)
Cash and cash equivalents:
 Beginning of period            23,299        --            --          23,299
 End of period               $  20,458  $     --       $    --       $  20,458


Consolidating Condensed Statement of Cash Flows
Three Months Ended May 2, 1998
(in thousands, unaudited)

                                Stage    Specialty                    Stage
                               Stores,   Retailers,  Eliminations     Stores
                                Inc.     Inc. (NV)                 Consolidated

Cash flows from operating
 activities:
 Net cash used in
  operating activities       $     (14) $     --       $    --       $ (28,990)

Cash flows from investing
 activities:
Intercompany notes/advances       (491)       --            --             --
Additions to property,
 equipment and leasehold
 improvements                      --         --            --         (28,486)
Proceeds from the sale of
 accounts receivable, net          --         --            --             --
Dividend from subsidiary           --         --            --             --
 Net cash provided by (used
  in) investing activities        (491)       --            --         (28,486)

Cash flows from financing
 activities:
Proceeds from working
 capital facility                  --         --            --          54,300
Proceeds from issuance of
 common stock                      491        --            --             491
Payments on long-term debt         --         --            --            (170)
Dividend paid                      --         --            --             --
 Net cash provided by (used
  in) financing activities         491        --            --          54,621

Net decrease in cash and
 cash equivalents                  (14)       --            --          (2,855)
Cash and cash equivalents:
 Beginning of period                16        --            --          23,315
 End of period               $       2  $     --        $   --       $  20,460


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

     Selling, general and administrative expenses for the first quarter of 1999 decreased 0.7% to $61.2 million from $61.6 million in the comparable period of 1998. Selling, general and administrative expenses as a percentage of sales for the first quarter of 1999 increased to 23.3% from 22.6% in the comparable period of 1998 due primarily to the lower level of sales referred to above. Selling, general and administrative expenses for the first quarter of 1999 benefited from the positive impact of the Company's credit card bank which became operational in the third quarter of 1998 as well as approximately $4.0 million of reduced payroll and payroll related costs. The reduction in payroll related costs was primarily associated with reduced vacation expense resulting from a change in the Company's employee benefit program.

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


     The   following  table  shows  certain  unaudited  financial
information for the Company by quarter (dollars in thousands):

                           1999                       1998
                            Q1          Q1        Q2         Q3         Q4

Net sales               $ 262,591   $ 272,788  $ 271,805  $ 271,605  $ 357,349

Gross profit               70,359      87,225     82,239     75,252     89,593
Operating income            8,391      25,278     12,678      7,226      7,458
Quarters'operating
 income as a percent
 of total                     --          48%        24%        14%        14%
Income (loss) before
 cumulative effect of a
 change in accounting
 principle              $  (2,269)  $   9,035  $     765  $  (3,152)  $ (2,934)
Net income (loss)       $  (4,671)  $   9,035  $     765  $  (3,152)  $ (2,934)


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

                                        STAGE STORES, INC.

June 16, 1999                           /s/ Carl E. Tooker
 (Date)                                 Carl E. Tooker
                                        Chairman, Chief Executive Officer
                                        and President (principal executive
                                        officer)


June 16, 1999                           /s/ James A. Marcum
 (Date)                                 James A. Marcum
                                        Vice Chairman and
                                        Chief Financial Officer
                                        (principal financial and
                                        accounting officer)