Form 10-Q
period 1999-07-31
STAGE STORES INC
filed 1999-09-13
CIK 6885

Form 10-Q

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


     (Mark One)
          [  X  ]     QUARTERLY REPORT PURSUANT TO SECTION 13  OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended July 31, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of common stock of Stage Stores, Inc.
outstanding as of September 7, 1999 was 26,832,284 shares of Common Stock and 1,250,584 shares of Class B Common Stock.


               PART I  -  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                      Stage Stores, Inc.

             Consolidated Condensed Balance Sheet
              (in thousands, except par values)
                          (unaudited)



                                      July 31, 1999   January 30, 1999
                ASSETS
Cash and cash equivalents              $   8,970        $  12,832
Undivided interest in accounts
receivable trust                          66,729           69,816
Merchandise inventories, net             362,498          341,316
Prepaid expenses and other current
assets                                    71,153           84,473
      Total current assets               509,350          508,437

Property, equipment and leasehold
improvements, net                        223,431          233,263
Goodwill, net                             88,183           92,551
Other assets                              19,220           23,429
      Total assets                     $ 840,184        $ 857,680

 LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                       $  71,655        $  82,779
Accrued expenses and other current
liabilities                               42,715           52,706
Current portion of long-term debt         70,130            4,814
      Total current liabilities          184,500          140,299

Long-term debt                           444,186          487,968
Other long-term liabilities               26,616           25,021
      Total liabilities                  655,302          653,288

Preferred stock, par value $1.00, non-
voting,
  3 shares authorized, no shares
  issued or outstanding                      --               --
Common stock, par value $0.01, 75,000
  shares authorized, 26,832 and 26,718
  shares issued and outstanding,
  respectively                               268              267
Class B common stock, par value $0.01,
  non-voting, 3,000 shares authorized,
  1,250 shares issued and outstanding         13               13
Additional paid-in capital               265,967          265,716
Accumulated deficit                      (75,372)         (55,610)
Accumulated other comprehensive income    (5,994)          (5,994)
   Stockholders' equity                  184,882          204,392
Commitments and contingencies                --               --
      Total liabilities and
        stockholders' equity           $ 840,184        $ 857,680




 The accompanying notes are an integral part of this statement.




                                Stage Stores, Inc.
                  Consolidated Condensed Statement of Operations
                     (in thousands, except per share amounts)
                                    (unaudited)

                        Three Months Ended              Six Months Ended
                   July 31, 1999  August 1, 1998  July 31, 1999  August 1, 1998

Net sales             $ 269,848       $ 271,805      $ 532,439       $ 544,593
Cost of sales and
 related buying,
 occupancy and
 distribution
 expenses               195,827         189,566        388,059         375,129
Gross profit             74,021          82,239        144,380         169,464

Selling, general and
 administrative
 expenses                66,888          67,853        128,107         129,483
Store opening and
 closure program costs   15,465           1,708         16,214           2,025
Operating income         (8,332)         12,678             59          37,956

Interest, net            12,646          11,423         24,757          21,890

Income (loss) before
 income tax and
 cumulative effect of
 a change in
 accounting principle   (20,978)          1,255        (24,698)         16,066
Income tax expense
 (benefit)               (5,887)            490         (7,338)          6,266

Income (loss) before
 cumulative effect of a
 change in accounting
 principle              (15,091)            765        (17,360)          9,800
Cumulative effect of a
 change in accounting
 principle, net of
 tax - reporting costs
 of start-up activities     --              --          (2,402)           --

Net income (loss)     $ (15,091)      $     765      $ (19,762)      $   9,800

Basic earnings (loss)
 per common share data:

Basic earnings (loss)
 per common share
 before cumulative
 effect of a change
 in accounting
 principle            $   (0.54)      $    0.03      $   (0.62)     $     0.35
Cumulative effect of
 a change in
 accounting principle,
 net of tax -
 reporting costs of
 start-up activities        --              --           (0.09)            --
Basic earnings (loss)
 per common share     $   (0.54)      $    0.03      $   (0.71)     $     0.35

Basic weighted average
 common shares
 outstanding             28,022          27,874         27,990          27,833


Diluted earnings (loss)
 per common share data:

Diluted earnings (loss)
 per common share before
 cumulative effect of a
 change in accounting
 principle            $   (0.54)      $    0.03      $   (0.62)     $     0.34
Cumulative effect of a
 change in accounting
 principle, net of
 tax - reporting costs
 of start-up activities     --              --           (0.09)            --
Diluted earnings (loss)
 per common share     $   (0.54)      $    0.03      $   (0.71)     $     0.34

Diluted weighted average
 common shares
 outstanding             28,022          28,582         27,990          28,569





 The accompanying notes are an integral part of this statement.






                           Stage Stores, Inc.
             Consolidated Condensed Statement of Cash Flows
                             (in thousands)
                               (unaudited)

                                                     Six Months Ended
                                               July 31, 1999   August 1, 1998

 Cash flows from operating activities:
   Net income (loss)                             $  (19,762)      $    9,800
   Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
     Depreciation and amortization                   27,578           14,411
     Deferred income taxes                           (2,120)             513
     Accretion of discount                              591              527
     Amortization of debt issue costs                 1,517            1,205
     Cumulative effect of a change in
      accounting principle                            2,402              --
     Change in working capital                      (24,218)         (78,067)
         Total adjustments                            5,750          (61,411)
       Net cash used in operating activities        (14,012)         (51,611)

 Cash flows from investing activities:
   Additions to property, equipment and
    leasehold improvements                          (11,045)         (56,837)
       Net cash used in investing activities        (11,045)         (56,837)

 Cash flows from financing activities:
   Proceeds from working capital facility            23,300          103,500
   Proceeds from issuance of common stock               252              715
   Payments on long-term debt                        (2,357)            (192)
       Net cash provided by financing
        activities                                   21,195          104,023

   Net decrease in cash and cash equivalents         (3,862)          (4,425)

   Cash and cash equivalents:
     Beginning of period                             12,832           23,315
     End of period                               $    8,970       $   18,890

 Supplemental disclosure of cash flow
  information:

   Interest paid                                 $   22,311       $   17,484

   Income taxes paid (refunded)                  $      162       $   (2,837)




 The accompanying notes are an integral part of this statement.







                   Stage Stores, Inc.
     Consolidated Statement of Stockholders' Equity
         For the Six Months Ended July 31, 1999
                     (in thousands)



Shares Outstanding
Shares of common stock issued:
   Beginning balance                26,718
    Issuance of stock                  114
   Ending balance                   26,832

Shares of Class B stock issued:
   Beginning balance                 1,250
   Ending balance                    1,250

Stockholders' Equity
Common stock issued:
   Beginning balance            $      267
    Issuance of stock                    1
   Ending balance                      268

Class B stock issued:
   Beginning balance                    13
   Ending balance                       13

Additional Paid-in Capital:
   Beginning balance               265,716
    Issuance of stock                  251
   Ending balance                  265,967

Accumulated deficit and
 accumulated other
 comprehensive income:
   Beginning balance              (61,604)
   Comprehensive income
    (loss):
        Net income (loss)         (19,762)
        Other comprehensive
         income (loss)                --
   Total comprehensive
    income (loss)                 (19,762)
   Ending balance                 (81,366)
Total Stockholders' Equity      $ 184,882

Accumulated other
 comprehensive income:
   Beginning balance            $  (5,994)
   Ending balance               $  (5,994)




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

      Stage Stores conducts its business primarily through its wholly owned subsidiary Specialty Retailers, Inc. ("SRI") which, as of July 31, 1999, operated 683 family apparel stores in thirty-four states located throughout the United States. Stage Stores and SRI are collectively referred to herein as the "Company".

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

      4. During the second quarter of 1999, the Company announced a store closure program under which the Company will close approximately 35 underperforming stores. Four of these stores were closed during the second quarter of 1999 and the remaining stores will be closed during the third quarter of 1999 after the completion of their respective inventory liquidation programs. In connection with the store closure program, the Company recorded $22.8 million of pretax costs during the second quarter of 1999, of which $7.3 million is included in cost of sales while the remaining $15.5 million is included in store opening and closure program costs. Of the total $22.8 million charge, approximately $2.5 million represents severance and lease termination costs, approximately $1.6 million represents operating costs for the stores in the closure program for the second quarter of 1999 and the remainder are non-cash charges of which approximately $7.3 million represents a lower of cost or market reserve related to the inventory to be liquidated in the stores to be closed, while the balance relates primarily to the write-off of fixed assets and intangibles associated with the stores in the closure program.

      5. The consolidating condensed financial information for Stage Stores and its wholly owned subsidiaries is presented to satisfy disclosure requirements pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934 with respect to wholly owned subsidiaries of Stage Stores. Stage Stores does not prepare separate financial statements and related disclosures for its wholly owned subsidiaries SRI and Specialty Retailers, Inc. (NV) because management has determined that such information is not material to investors. SRI is the primary obligor under the 8.5% Senior Notes due 2005 and 9% Senior Subordinated Notes due 2007 (see Note 5 to the Company's Consolidated Financial Statements filed with Stage Stores' Annual Report on Form 10-K for the year ended January 30, 1999). Stage Stores and Specialty Retailers, Inc. (NV), a wholly owned subsidiary of Stage Stores which was
incorporated   during   June  1997,  are   guarantors   of   such
indebtedness.

     SRPC securitizes the credit receivables of the Company. The results of operations of SRPC are not indicative of the total operating performance of the Company's Accounts Receivable Program. For a summary of the total consolidated operating performance of the Company's Accounts Receivable Program see Note 3 to the Company's Consolidated Financial Statements filed with Stage Stores' Annual Report on Form 10-K for the year ended January 30, 1999.

      The following consolidating condensed financial information for Stage Stores and its wholly-owned subsidiaries, including all
significant     intercompany    transactions    eliminated     in
consolidation, are presented below.


Consolidating Condensed Balance Sheet
July 31, 1999
(in thousands, unaudited)
                                             SRI
                            Specialty    Receivables       SRI          SRI
                         Retailers, Inc. Purchase Co.  Eliminations Consolidated

    ASSETS
Cash and cash equivalents   $   7,022     $     --      $     --     $   7,022
Undivided interest in
 accounts receivable trust    (11,571)       78,300           --        66,729
Merchandise
 inventories, net             362,498           --            --       362,498
Prepaid expenses and
 other current assets          65,403         5,750           --        71,153
 Total current assets         423,352        84,050           --       507,402

Property, equipment and
 leasehold improvements,
 net                          221,809           --            --       221,809
Goodwill, net                  88,183           --            --        88,183
Other assets                   17,109         2,051           --        19,160
Investment in subsidiaries     38,474           --        (38,474)         --
 Total assets               $ 788,927     $  86,101     $ (38,474)   $ 836,554

LIABILITIES AND
 STOCKHOLDERS' EQUITY
Accounts payable            $  71,655     $     --      $     --     $  71,655
Accrued expenses and
 other current liabilities     39,954         2,749           --        42,703
Current portion of
 long-term debt                70,130           --            --        70,130
 Total current liabilities    181,739         2,749           --       184,488

Long-term debt                414,186        30,000           --       444,186
Intercompany
 notes/advances               165,546        14,878           --       180,424
Other long-term
liabilities                    26,616           --            --        26,616
 Total liabilities            788,087        47,627           --       835,714

Preferred stock                   --            --            --           --
Common stock                      --            --            --           --
Class B common stock              --            --            --           --
Additional paid-in capital      3,317        33,166       (33,166)       3,317
Accumulated
 earnings (deficit)             3,517         5,308        (5,308)       3,517
Accumulated other
 comprehensive income          (5,994)          --            --        (5,994)
 Stockholders' equity             840        38,474       (38,474)         840
 Total liabilities and
  stockholders' equity      $ 788,927     $  86,101     $ (38,474)   $ 836,554



Consolidating Condensed Balance Sheet
July 31, 1999
(in thousands, unaudited)
                                         Specialty
                            Stage     Retailers, Inc.               Stage Stores
                         Stores, Inc.      (NV)       Eliminations  Consolidated
    ASSETS
Cash and cash equivalents  $       2     $   1,946     $     --      $   8,970
Undivided interest in
 accounts receivable trust       --            --            --         66,729
Merchandise
 inventories, net                --            --            --        362,498
Prepaid expenses and
 other current assets            --            --            --         71,153
 Total current assets              2         1,946           --        509,350

Property, equipment and
 leasehold improvements, net     --          1,622           --        223,431
Goodwill, net                    --            --            --         88,183
Other assets                     --             60           --         19,220
Investment in subsidiaries   184,909           --       (184,909)          --
 Total assets              $ 184,911     $   3,628     $(184,909)    $ 840,184

LIABILITIES AND
 STOCKHOLDERS' EQUITY
Accounts payable           $     --      $     --      $     --      $  71,655
Accrued expenses and
 other current liabilities        12           --            --         42,715
Current portion of
 long-term debt                  --            --            --         70,130
 Total current liabilities        12           --            --        184,500

Long-term debt                   --            --            --        444,186
Intercompany notes/advances       17      (180,441)          --            --
Other long-term liabilities      --            --            --         26,616
 Total liabilities                29      (180,441)          --        655,302

Preferred stock                  --            --            --            --
Common stock                     268           --            --            268
Class B common stock              13           --            --             13
Additional paid-in capital   265,967       160,292      (163,609)      265,967
Accumulated
 earnings (deficit)          (75,372)       23,777       (27,294)      (75,372)
Accumulated other
 comprehensive income         (5,994)          --          5,994        (5,994)
 Stockholders' equity        184,882       184,069      (184,909)      184,882
 Total liabilities and
  stockholders' equity     $ 184,911     $   3,628     $(184,909)    $ 840,184




Consolidating Condensed Balance Sheet
January 30, 1999
(in thousands, unaudited)
                                            SRI
                           Specialty    Receivables       SRI           SRI
                        Retailers, Inc. Purchase Co. Eliminations Consolidated ASSETS
Cash and cash equivalents   $  10,882    $     --      $     --      $  10,882

Undivided interest in
 accounts receivable trust    (13,228)      83,044           --         69,816
Merchandise
 inventories, net             341,316          --            --        341,316
Prepaid expenses and
 other current assets          77,648        6,825           --         84,473
 Total current assets         416,618       89,869           --        506,487

Property, equipment and
 leasehold improvements, net  231,499          --            --        231,499
Goodwill, net                  92,551          --            --         92,551
Other assets                   18,967        4,402           --         23,369
Investment in subsidiaries     37,886          --        (37,886)          --
 Total assets               $ 797,521    $  94,271     $ (37,886)    $ 853,906

LIABILITIES AND
 STOCKHOLDERS' EQUITY
Accounts payable            $  82,779    $     --      $     --      $  82,779
Accrued expenses and other
 current liabilities           49,726        2,888           --         52,614
Current portion of
 long-term debt                 4,814          --            --          4,814
 Total current liabilities    137,319        2,888           --        140,207

Long-term debt                457,968       30,000           --        487,968
Intercompany notes/advances   151,273       23,497           --        174,770
Other long-term liabilities    25,021          --            --         25,021
 Total liabilities            771,581       56,385           --        827,966

Preferred stock                   --           --            --            --
Common stock                      --           --            --            --
Class B common stock              --           --            --            --
Additional paid-in capital      3,317       32,130       (32,130)        3,317
Accumulated
 earnings (deficit)            28,617        5,756        (5,756)       28,617
Accumulated other
 comprehensive income          (5,994)         --            --         (5,994)
 Stockholders' equity          25,940       37,886       (37,886)       25,940
 Total liabilities and
 stockholders' equity       $ 797,521    $  94,271     $ (37,886)    $ 853,906




Consolidating Condensed Balance Sheet
January 30, 1999
(in thousands, unaudited)
                                         Specialty
                            Stage     Retailers, Inc.               Stage Stores
                         Stores, Inc.      (NV)       Eliminations  Consolidated
    ASSETS
Cash and cash equivalents  $       2      $   1,948    $     --      $  12,832
Undivided interest in
 accounts receivable trust       --             --           --         69,816
Merchandise
 inventories, net                --             --           --        341,316
Prepaid expenses and
 other current assets            --             --           --         84,473
 Total current assets              2          1,948          --        508,437

Property, equipment and
 leasehold improvements, net     --           1,764          --        233,263
Goodwill, net                    --             --           --         92,551
Other assets                     --              60          --         23,429
Investment in subsidiaries   204,349            --      (204,349)          --
 Total assets              $ 204,351      $   3,772    $(204,349)    $ 857,680

LIABILITIES AND
 STOCKHOLDERS' EQUITY
Accounts payable           $     --       $     --     $     --      $  82,779
Accrued expenses and
 other current liabilities        92            --           --         52,706
Current portion of
 long-term debt                  --             --           --          4,814
 Total current liabilities        92            --           --        140,299

Long-term debt                   --             --           --        487,968
Intercompany notes/advances     (133)      (174,637)         --            --
Other long-term liabilities      --             --           --         25,021
 Total liabilities               (41)      (174,637)         --        653,288

Preferred stock                  --             --           --            --
Common stock                     267            --           --            267
Class B common stock              13            --           --             13
Additional paid-in capital   265,716        160,040     (163,357)      265,716
Accumulated
 earnings (deficit)          (55,610)        18,369      (46,986)      (55,610)
Accumulated other
 comprehensive income         (5,994)           --         5,994        (5,994)
 Stockholders' equity        204,392        178,409     (204,349)      204,392
 Total liabilities and
  stockholders' equity     $ 204,351      $   3,772    $(204,349)    $ 857,680




Consolidating Condensed Statement of Operations
Six Months Ended July 31, 1999
(in thousands, unaudited)
                                              SRI
                            Specialty     Receivables      SRI          SRI
                         Retailers, Inc.  Purchase Co. Eliminations Consolidated

Net sales                   $ 532,439      $     --     $     --     $ 532,439
Cost of sales and related
 buying, occupancy and
 distribution expenses        388,059            --           --       388,059
Gross profit                  144,380            --           --       144,380

Selling, general and
 administrative expenses      131,504         (3,298)         --       128,206
Store opening and closure
 program costs                 16,214            --           --        16,214
Operating income (loss)        (3,338)         3,298          --           (40)

Interest expense, net          30,813          2,095          --        32,908

Income (loss) before
 income taxes                 (34,151)         1,203          --       (32,948)
Income tax expense (benefit)  (10,694)           445          --       (10,249)
Income (loss) before equity
 in net earnings of
 subsidiaries and
 cumulative effect of a
 change in accounting
 principle                    (23,457)           758          --       (22,699)
Equity in net earnings of
 subsidiaries                    (448)           --           448          --
Income (loss) before
 cumulative effect of a
 change in accounting
 principle                    (23,905)           758          448      (22,699)
Cumulative effect of a
 change in accounting
 principle, net of tax -
 reporting costs of
 start-up activities           (1,196)        (1,206)         --        (2,402)
Net income (loss)           $ (25,101)     $    (448)   $     448    $ (25,101)





Consolidating Condensed Statement of Operations
Six Months Ended July 31, 1999
(in thousands, unaudited)
                                           Specialty
                               Stage    Retailers, Inc.             Stage Stores
                            Stores, Inc.     (NV)      Eliminations Consolidated

Net sales                    $     --       $     --     $     --    $ 532,439
Cost of sales and related
 buying, occupancy and
 distribution expenses             --             --           --      388,059
Gross profit                       --             --           --      144,380

Selling, general and
 administrative expenses            69           (168)         --      128,107
Store opening and closure
 program costs                     --             --           --       16,214
Operating income (loss)            (69)           168          --           59

Interest expense, net              --          (8,151)         --       24,757

Income (loss) before
 income taxes                      (69)         8,319          --      (24,698)
Income tax expense (benefit)       --           2,911          --       (7,338)
Income (loss) before equity
 in net earnings of
 subsidiaries and cumulative
 effect of a change in
 accounting principle              (69)         5,408          --      (17,360)
Equity in net earnings of
 subsidiaries                  (19,693)           --        19,693         --
Income (loss) before
 cumulative effect of a
 change in accounting
 principle                     (19,762)         5,408       19,693     (17,360)
Cumulative effect of a
 change in accounting
 principle, net of tax -
 reporting costs of
 start-up activities               --             --           --       (2,402)
Net income (loss)            $ (19,762)     $   5,408    $  19,693   $ (19,762)




Consolidating Condensed Statement of Operations
Six Months Ended August 1, 1998
(in thousands, unaudited)
                                             SRI
                            Specialty    Receivables       SRI          SRI
                         Retailers, Inc. Purchase Co.  Eliminations Consolidated

Net sales                    $ 544,593    $     --      $     --     $ 544,593
Cost of sales and related
 buying, occupancy and
 distribution expenses         375,129          --            --       375,129
Gross profit                   169,464          --            --       169,464

Selling, general and
 administrative expenses       129,859         (440)          --       129,419
Store opening and closure
 program costs                   2,025          --            --         2,025
Operating income (loss)         37,580          440           --        38,020

Interest expense, net           31,004       (1,564)          --        29,440

Income (loss) before
 income taxes                    6,576        2,004           --         8,580
Income tax expense               2,887          743           --         3,630
Income (loss) before equity
 in net earnings of
 subsidiaries                    3,689        1,261           --         4,950
Equity in net earnings
 of subsidiaries                 1,261          --         (1,261)         --
Net income                   $   4,950    $   1,261     $  (1,261)   $   4,950



Consolidating Condensed Statement of Operations
Six Months Ended August 1, 1998
(in thousands, unaudited)
                                          Specialty
                              Stage    Retailers, Inc.              Stage Stores
                           Stores, Inc.     (NV)       Eliminations Consolidated

Net sales                   $     --       $     --     $     --     $ 544,593
Cost of sales and related
 buying, occupancy and
 distribution expenses            --             --           --       375,129
Gross profit                      --             --           --       169,464

Selling, general and
 administrative expenses           43             21          --       129,483
Store opening and closure
 program costs                    --             --           --         2,025
Operating income (loss)           (43)           (21)         --        37,956

Interest expense, net             --          (7,550)         --        21,890

Income (loss) before
 income taxes                     (43)         7,529          --        16,066
Income tax expense                --           2,636          --         6,266
Income (loss) before equity
 in net earnings of
 subsidiaries                     (43)         4,893          --         9,800
Equity in net earnings
 of subsidiaries                9,843            --        (9,843)         --
Net income                  $   9,800      $   4,893    $  (9,843)   $   9,800




Consolidating Condensed Statement of Cash Flows
Six Months Ended July 31, 1999
(in thousands, unaudited)
                                              SRI
                             Specialty    Receivables      SRI          SRI
                          Retailers, Inc. Purchase Co. Eliminations Consolidated
Cash flows from operating
 activities:
 Net cash used in
 operating activities         $  (7,111)   $  (6,647)  $     --      $ (13,758)

Cash flows from investing
 activities:
Investment in subsidiary            --           --          --            --
Additions to property,
 equipment and
 leasehold improvements         (11,045)         --          --        (11,045)
Proceeds from the sales of
 accounts receivable, net        (6,647)       6,647         --            --
 Net cash provided by
 (used in) investing
 activities                     (17,692)       6,647         --        (11,045)

Cash flows from financing
 activities:
Proceeds from working
 capital facility                23,300          --          --         23,300
Proceeds from issuance of
 common stock                       --           --          --            --
Proceeds from capital
 contribution                       --           --          --            --
Payments on long-term debt       (2,357)         --          --         (2,357)
 Net cash provided by
 (used in) financing
 activities                      20,943          --          --         20,943

Net decrease in cash and
 cash equivalents                (3,860)         --          --         (3,860)
Cash and cash equivalents:
 Beginning of period             10,882          --          --         10,882
 End of period                $   7,022    $     --    $     --      $   7,022



Consolidating Condensed Statement of Cash Flows
Six Months Ended July 31, 1999
(in thousands, unaudited)
                                           Specialty
                               Stage    Retailers, Inc.             Stage Stores
                            Stores, Inc.     (NV)      Eliminations Consolidated
Cash flows from operating
 activities:
 Net cash used in operating
  activities                  $     --      $    (254)   $     --    $ (14,012)

Cash flows from investing
 activities:
Investment in subsidiary           (252)          --           252         --
Additions to property,
 equipment and
 leasehold improvements             --            --           --      (11,045)
Proceeds from the sales of
 accounts receivable, net           --            --           --          --
 Net cash provided by
 (used in) investing
 activities                        (252)          --           252     (11,045)

Cash flows from financing
 activities:
Proceeds from working
 capital facility                   --            --           --       23,300
Proceeds from issuance
 of common stock                    252           --           --          252
Proceeds from capital
 contribution                       --            252         (252)        --
Payments on long-term debt          --            --           --       (2,357)
 Net cash provided by
 (used in) financing
 activities                         252           252         (252)     21,195

Net decrease in cash and
 cash equivalents                   --             (2)         --       (3,862)
Cash and cash equivalents:
 Beginning of period                  2         1,948          --       12,832
 End of period                $       2     $   1,946    $     --    $   8,970



Consolidating Condensed Statement of Cash Flows
Six Months Ended August 1, 1998
(in thousands, unaudited)
                                              SRI
                             Specialty    Receivables      SRI          SRI
                          Retailers, Inc. Purchase Co. Eliminations Consolidated

Cash flows from operating
 activities:
 Net cash used in operating
  activities                  $ (45,964)   $  (5,633)   $     --     $ (51,597)

Cash flows from investing
 activities:
Intercompany notes/advances      (1,285)         --           --        (1,285)
Additions to property,
 equipment and leasehold
 improvements                   (56,837)         --           --       (56,837)
Proceeds from the sales of
 accounts receivable, net        (6,640)       6,640          --           --
Dividend from subsidiary          1,007          --        (1,007)         --
 Net cash provided by
  (used in) investing
  activities                    (63,755)       6,640       (1,007)     (58,122)

Cash flows from financing
 activities:
Proceeds from working
 capital facility               103,500          --           --       103,500
Proceeds from issuance
 of common stock                    --           --           --           --
Payments on long-term debt         (192)         --           --          (192)
Dividend paid                       --        (1,007)       1,007          --
 Net cash provided by
  (used in) financing
  activities                    103,308       (1,007)       1,007      103,308

Net decrease in cash and
 cash equivalents                (6,411)         --           --        (6,411)
Cash and cash equivalents:
 Beginning of period             23,299          --           --        23,299
 End of period                $  16,888    $     --     $     --     $  16,888




Consolidating Condensed Statement of Cash Flows
Six Months Ended August 1, 1998
(in thousands, unaudited)
                                           Specialty
                               Stage    Retailers, Inc.             Stage Stores
                            Stores, Inc.     (NV)      Eliminations Consolidated
Cash flows from operating
 activities:
 Net cash used in operating
  activities                 $     (14)     $     --    $     --     $ (51,611)

Cash flows from investing
 activities:
Intercompany notes/advances       (715)         2,000         --           --
Additions to property,
 equipment and leasehold
 improvements                      --             --          --       (56,837)
Proceeds from the sales of
 accounts receivable, net          --             --          --           --
Dividend from subsidiary           --             --          --           --
 Net cash provided by
 (used in) investing
 activities                       (715)         2,000         --       (56,837)

Cash flows from financing
 activities:
Proceeds from working
 capital facility                  --             --          --       103,500
Proceeds from issuance of
 common stock                      715            --          --           715
Payments on long-term debt         --             --          --          (192)
Dividend paid                      --             --          --           --
 Net cash provided by
  (used in) financing
  activities                       715            --          --       104,023

Net decrease in cash and
 cash equivalents                  (14)         2,000         --        (4,425)
Cash and cash equivalents:
 Beginning of period                16            --          --        23,315
 End of period               $       2      $   2,000   $     --     $  18,890





Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

"Safe  Harbor" Statement under the Private Securities  Litigation
Reform Act of 1995.

      Certain items discussed or incorporated by reference herein contain forward-looking statements that involve risks and uncertainties including, but not limited to, the ability to obtain financing on terms reasonably satisfactory to the Company and the seasonality of demand for apparel which can be affected by weather patterns, levels of competition, competitors' marketing strategies, changes in fashion trends, availability of product on normal payment terms and the failure to achieve the expected results of merchandising and marketing plans and store opening or closing plans. The occurrence of any of the above could have a material adverse impact on the Company's operating results. See additional risk factors discussed in the Company's Annual Report on Form 10-K. Certain information herein contains estimates which represent management's best judgement as of the date hereof based on information currently available; however, the Company does not intend to update this information to reflect developments or information obtained after the date hereof and disclaims any legal obligation to the contrary.

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

Results of Operations

     Sales for the three months ended July 31, 1999 decreased 0.7% to $269.8 million from $271.8 million in the comparable period of 1998. Comparable store sales decreased 5.7% for the three months ended July 31, 1999. Sales results for the three months ended July 31, 1999 were negatively impacted by a reduction in the number of promotional events and a lower level of price discounting during the second quarter of 1999 as compared to the second quarter of 1998. The reduction in promotional events included, among other things, a shift in the timing of the Company's traditional July Back to School Promotion into the third quarter of 1999 to coincide with Texas' inaugural sales tax holiday period which ran from August 6 through August 8, 1999.

     For the six months ended July 31, 1999 sales results decreased 2.2% to $532.4 million from $544.6 million in the comparable period of 1998. Comparable store sales decreased 7.9% for the six months ended July 31, 1999. Sales results for the six months ended July 31, 1999 reflect the impact on the first quarter of the heavy promotional and inventory management activities which were put into place during the fall of 1998. These initiatives negatively impacted the Company's merchandise mix and to a lesser extent the Company's customer base. As a result, the Company began the first part of the year with significantly lower levels of inventory compared to the same period last year on a comparable store basis, particularly with respect to clearance merchandise. The lower levels of clearance inventory, as well as continued aggressive pricing on this clearance merchandise throughout February along with the factors discussed above which impacted sales in the second quarter of 1999 were significant contributors to the decline in comparable store sales for the six months ended July 31, 1999.

     Sales for the first six months of 1999 were also negatively impacted by the Company's efforts to transition and rebuild merchandise assortments as well as improving the merchandise mix across all merchandise categories. These efforts impacted the content and quantity of merchandise inventory in certain categories which depressed sales in these categories. Although the Company has made significant improvements in its merchandise mix during the first six months of 1999, this process will continue into the early part of the third quarter in certain merchandise categories.

     Gross profit decreased 10.0% to $74.0 million for the three months ended July 31, 1999 from $82.3 million in the comparable period of 1998. Gross profit as a percent of sales decreased to
27.4% for the three months ended July 31, 1999 from 30.3% in 1998. Gross margin for the second quarter of 1999 included a $7.3 million provision related to the store closure program as discussed below. Prior to this provision, gross margin was $81.3 million, or 30.1% of sales, for the second quarter of 1999. The decline in gross profit as a percent of sales for the second quarter of 1999 reflects the negative leverage associated with the Company's fixed buying, occupancy and distribution expenses which are included in cost of goods sold offset by a 100 basis point improvement in the Company's merchandise margin during the second quarter of 1999. The improvement in the merchandise margin was the result of the reduction in the number of promotional events and level of discounting during the quarter, as discussed above.

     For the six months ended July 31, 1999 gross profit decreased 14.8% to $144.4 million from $169.5 million in the comparable period of 1998. Gross profit as a percent of sales decreased to 27.1% for the six months ended July 31, 1999 from 31.1% in 1998. The decline in gross margin as a percent of sales reflects the impact during the first quarter of 1999 of aggressive pricing on clearance inventory in February, lower vendor discounts on new store inventory purchases and reduced levels of store grand opening sales, which typically carry a higher level of gross margin and the $7.3 million provision associated with the store closure program as discussed below. Also impacting gross margin for 1999 is the negative sales leverage associated with the Company's fixed buying, occupancy and distribution expenses which are included in cost of goods sold.

     Selling, general and administrative expenses for the three months ended July 31, 1999 decreased 1.5% to $66.9 million from $67.9 million for the comparable period of 1998 and, as a percentage of sales, decreased to 24.8% from 25.0%. For the six months ended July 31, 1999 selling, general and administrative expenses decreased 1.1% to $128.1 million from $129.5 million in the comparable period of 1998 and, as a percentage of sales, increased to 24.1% from 23.8% in the comparable period of 1998. Selling, general and administrative expenses for the first six months of 1999 benefited from the positive impact of the Company's credit card bank which became operational in the third quarter of 1998 along with approximately $4.7 million of reduced payroll and payroll related costs as well as the Company's continued effort in controlling selling, general and administrative expenses. The reduction in payroll related costs was primarily associated with reduced vacation expense resulting from a change in the Company's employee benefit program during the first quarter of this year.

     Store opening and closure program costs for the three months ended July 31, 1999 reflect the costs associated with the store closure program implemented during the second quarter. The store closure program will result in the closure of approximately 35 underperforming stores. Four of these stores were closed during the second quarter of 1999 and the remaining stores will be closed during the third quarter of 1999 after the completion of their respective inventory liquidation programs. In connection with the store closure program, the Company recorded $22.8 million of pretax costs during the second quarter of 1999, of which $7.3 million is included in cost of sales while the remaining $15.5 million is included in store opening and closure program costs. Of the total $22.8 million charge, approximately $2.5 million represents severance and lease termination costs, approximately $1.6 million represents operating costs for the stores in the closure program for the second quarter of 1999 and the remainder are non-cash charges of which approximately $7.3 million represents a lower of cost or market reserve related to the inventory to be liquidated in the stores to be closed, while the balance relates primarily to the write-off of fixed assets and intangibles associated with the stores in the closure program. There were no new store opening costs incurred during the second quarter of 1999 as the current year store opening program was completed during the first quarter, and in accordance with the adoption of SOP 98-5 in the first quarter, the opening costs associated with these stores were expensed at the time of opening. Store opening and closure program costs during the prior year were related to new store opening costs which were expensed over the year in which the store was opened.

     As a result of the factors discussed above, the Company had an operating loss of $8.3 million for the three months ended July 31, 1999 as compared to operating income of $12.7 million in the comparable period in 1998. For the six months ended July 31, 1999, operating income decreased to $0.1 million from $38.0 million for the same period of 1998.

     Net interest expense for the three months ended July 31, 1999 increased 10.5% to $12.6 million from $11.4 million for the comparable period in 1998 due to a higher level of average borrowings outstanding. Net interest expense for the six months ended July 31, 1999 increased 13.2% to $24.8 million from $21.9 million for the comparable period in 1998 also due to a higher level of average borrowings outstanding associated with the Company's expansion program and poor operating results in the fall of 1998 and the first six months of 1999.

     As a result of the foregoing, the Company's net loss for the three months ended July 31, 1999 was $15.1 million as compared to net income of $0.8 million for the comparable period in 1998. The Company's net loss before the cumulative effect of a change in accounting principle for the six months ended July 31, 1999 was $17.4 million as compared to net income of $9.8 million for the comparable period in 1998.

     In connection with the adoption of SOP 98-5, the Company recorded a cumulative effect of a change in accounting principle, net of tax charge of $2.4 million during the first quarter of 1999. The charge reflects the write-off of the unamortized organizational costs associated with the Company's accounts receivable trust and the recently formed credit card bank.



Seasonality and Inflation

      The Company's business is seasonal and its quarterly sales and profits are traditionally lower during the first three quarters (February through October) and higher during the fourth quarter
(November   through  January).  In  addition,   working   capital
requirements   fluctuate   throughout   the   year,    increasing
substantially in October and November due to requirements for significantly higher inventory levels in anticipation of the holiday season. During 1998, the Company experienced poor sales and results of operations beginning in the second quarter which impacted these traditional trends during those periods.



     The   following  table  shows  certain  unaudited  financial
information for the Company by quarter (dollars in thousands):

                         1999                          1998
                    Q1         Q2         Q1         Q2        Q3        Q4

Net sales       $ 262,591  $ 269,848  $ 272,788  $ 271,805 $ 271,605  $ 357,349

Gross profit       70,359     74,021     87,225     82,239    75,252     89,593
Operating
 income (loss)      8,391     (8,332)    25,278     12,678     7,226      7,458
Quarters'
 operating
 income as a
 percent of
 total                --         --         48%        24%       14%        14%
Income (loss)
 before
 cumulative
 effect of a
 change in
 accounting
 principle      $  (2,269) $ (15,091) $   9,035  $     765 $  (3,152) $  (2,934)
Net income
 (loss)         $  (4,671) $ (15,091) $   9,035  $     765 $  (3,152) $  (2,934)


     The Company does not believe that inflation had a material effect on its results of operations during the past two years.
However, there can be no assurance that the Company's business will not be affected by inflation in the future.


Liquidity and Capital Resources

     Total working capital decreased $43.2 million to $324.9 million at July 31, 1999 from $368.1 million at January 30, 1999. The most significant changes in working capital were:
(i) an increase in inventories associated with the seasonal build of inventories offset by (ii) the inclusion of $65.3 million of the outstanding balance under the Company's $100 million working capital and letter of credit facility and the $100 million expansion revolving credit facility (the "Credit Facility") in current portion of long-term debt. This amount reflects the requirement contained in the Credit Facility agreement to reduce the aggregate balance under the facility to $100.0 million for a period of 45 days prior to July 2000. Outstanding borrowings under the Credit facility were $165.3 million at July 31, 1999 as compared to $142.0 million at January 30, 1999. The entire balance outstanding at January 30, 1999 was included in long-term debt as the Credit Facility was modified to allow a maximum of $170.0 million to be outstanding for thirty days during the period of January 27, 1999 through July 31, 1999.

      The Company's primary capital requirements are for working capital, debt service and capital expenditures. Based upon the current capital structure, management anticipates cash interest payments to be approximately $44.0 million during each of 1999 and 2000. Capital expenditures are generally for new store openings, remodeling of existing stores and customary store maintenance. Capital expenditures for the first six months of 1999 were $11.1 million as compared to $56.8 million for the comparable period of 1998. The reduction was a result of a decrease in the number of new stores opened as well as the completion of the conversion of the remaining CR Anthony stores to the Company's format and trade names, which occurred during the first and second quarters of 1998. Management expects capital expenditures to be approximately $23.0 million during 1999, consisting primarily of 10 new store openings, remodeling of existing stores and the implementation of a new merchandising system. Required aggregate principal payments on existing debt, excluding the Credit Facility, total $4.8 million and $34.8 million for 1999 and 2000, respectively. Included in the $34.8 million of principle repayments in 2000 are the $30.0 million in aggregate principle amount 12.5% Trust Certificate-Backed Notes ("SRPC Notes"). The SRPC Notes are collateralized by the retained interest in the Accounts Receivable Program. Principle repayments on the SRPC Notes are scheduled to begin during December 2000. The Company currently expects to refinance the SRPC Notes prior to that date. Therefore, the Company does not believe this will have an impact on its liquidity or cash flow for 1999 or 2000 although there can be no assurances that the Company will successfully refinance the SRPC Notes on terms favorable to the Company.

     The Company's current short-term liquidity needs are provided by (i) existing cash balances, (ii) operating cash flows, (iii) the Accounts Receivable Program, (iv) the Credit Facility (v) and normal trade credit terms from the vendor and factor community. The Company expects to fund its long-term liquidity needs from its operating cash flows, the issuance of debt and/or equity securities, the securitization of its accounts receivable and bank borrowings. Outstanding borrowings under the Credit Facility were $165.3 million at July 31, 1999 and $145.3 million at August 28, 1999 as compared to $149.2 million at August 1, 1998 and $160.5 million at August 29, 1998. The Company had $22.9 million of availability under the Credit Facility at July 31, 1999 and $43.8 million at August 28, 1999. The outstanding balances under the revolving certificates associated with the Accounts Receivable Program were $102.9 million and $115.6 million at July 31, 1999 and January 30, 1999, respectively, while outstanding balances under the term certificates were $165.0 million at both July 31, 1999 and January 30, 1999. Principal repayments under the term certificates are scheduled to commence on December 31, 1999. However, the Company currently expects to refinance these certificates prior to that date. Therefore, the Company does not believe this will have an impact on its liquidity or cash flow for 1999 although there can be no assurances that the Company will successfully refinance the Accounts Receivable Program on terms favorable to the Company.

      The Company continually monitors its liquidity position and compliance with its various debt agreements. During the third and fourth quarters of 1998, the Company's Credit Facility was amended to lessen certain covenant requirements and clarify certain defined terms contained in the Credit Facility. In addition, the Credit Facility was modified to allow a maximum of $170.0 million of borrowings to be outstanding for thirty days during the period from January 27, 1999 through July 31, 1999. This requirement had been satisfied as of February 25, 1999. The Company believes the current covenant levels provide sufficient flexibility to allow the Company to execute its business plan.

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


Year 2000

      The Year 2000 issue relates to the way computer systems and programs define calendar dates. They could fail or make miscalculations due to interpreting a date including "00" to mean 1900, not 2000. Also, other systems and equipment may contain imbedded hardware or software that may have a time element and affect their operation. The Company began working on the Year 2000 compliance issue in 1996 and heightened its focus and resource commitment in 1997 with the establishment of a formalized project plan and management oversight function. The Company has divided its Year 2000 risk assessment and remediation efforts into the following three categories: information systems, peripheral systems and hardware and third party vendors.

     The Company has completed the evaluation of its critical information systems infrastructure for Year 2000 compliance and has developed detailed work plans to achieve compliance prior to possible system failures. The systems have been segregated into the following five logical, manageable groups: (1) human resource, time keeping and payroll systems (2) point-of-sale and sales audit systems (3) credit systems (4) financial reporting and accounts payable systems and (5) merchandising systems. Year 2000 remediation is being addressed through a combination of modifications or upgrades to existing applications or replacement. The Company has dedicated in-house resources and has contracted with third party vendors to complete the necessary coding changes, testing and installation. In August of 1999, the Company completed the installation of a new merchandising system which is year 2000 compliant. The Company is currently addressing various post-implementation issues; however, the Company does not anticipate that these issues will have a material impact on the results of operations of the Company. The Company believes Year 2000 readiness related to critical information systems infrastructure is substantially complete.

        In addition, the Company has substantially completed an inventory of its major peripheral systems and hardware and is in the process of assessing and remediating Year 2000 non-compliance issues. These include, but are not limited to, communications networks, personal computers and network systems, printers, store register systems and processors, scanners and emergency power systems. The Company believes Year 2000 readiness related to peripheral systems and hardware is substantially complete.

        The Company's plan is to have addressed its significant Year 2000 issues prior to being affected by them. However, if the Company identifies additional risks related to Year 2000 compliance or its progress in planned remediation efforts deviates from the anticipated timeline, the Company will develop contingency plans as deemed necessary at that time. The aggregate cost of the Company's Year 2000 efforts paid to third parties to assist in remediation has been approximately $2.3 million. These costs are being expensed as incurred. These amounts do not include any costs associated with the implementation of contingency plans or the cost associated with the replacement of information systems, hardware or equipment, substantially all of which would be capitalized. The failure to correct a material Year 2000 problem could result in an interruption in certain normal business activities or operations. Presently, the Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance.

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

Item 1. Legal Proceedings

      From time to time the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of its business. In addition, on March 30, 1999, a class action lawsuit was filed against the Company and certain of its officers, directors and stockholders in the United States District Court for the Southern District of Texas by John C. Weld, Jr., a stockholder who purchased 125 shares of the Company's common stock on August 3, 1998, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (the "Weld Suit"). The Company believes that the allegations of the Weld Suit are without merit and intends to defend the case vigorously. On July 23, 1999, the Company filed a motion to dismiss the Weld Suit. The United States District Court for the Southern District of Texas is not expected to render a final opinion on the motion to dismiss before the fall of 1999 or spring of 2000.

      Management believes that none of the matters in which the Company or its subsidiaries are currently involved, either individually or in the aggregate, is material to the financial position, results of operations or cash flows of the Company or its subsidiaries.

Item 2. Changes in Securities

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

      The 1999 Annual Meeting of Shareholders of the Company was held on May 13, 1999. The following matters were submitted to a vote of the Company's shareholders:

               1. The election of eight directors (constituting the entire board of directors) for the ensuing year and until their successors are duly elected and qualified. The results of the election for each such director were as follows:

                                                     Votes
     Directors                   Votes For          Withheld
     Carl Tooker                 23,281,060          98,045
     Jack Bush                   23,293,109          85,996
     Harold Compton              23,296,029          83,076
     Robert Huth                 23,291,719          87,386
     Richard Jolosky             23,293,819          85,286
     James Marcum                23,282,240          96,865
     David Thomas                23,296,219          82,886
     John Wiesner                23,291,763          87,342


        2. The ratification of the selection of PricewaterhouseCoopers LLP as the auditors to audit the consolidated financial statements of the Company and the financial statements of certain of its subsidiaries for the year ending January 29, 2000. The results of the vote with respect to such proposal were as follows:

                                        Votes
                         Votes For     Against      Abstentions

     Ratification of
     Selection of
     Independent
     Auditors            23,352,928     20,720         5,457






      3.   The  approval of the Amended and Restated 1996  Equity
Incentive Plan. The results of the vote with respect such proposal were as follows:


                                             Votes      Abstentions and
                              Votes For     Against     Broker Non-Votes
     Approval of the
     Amended and Restated
     1996 Equity
     Incentive Plan           9,936,624    8,932,942       4,509,539


Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K.

  (a)  Exhibits


     27.1      Financial Data Schedule.


  (b)  Reports on Form 8-K


     The  Company filed a News Release on Form 8-K dated  May  6,
     1999 related to Stage Stores, Inc. first quarter 1999 sales results.

     The  Company filed a News Release on Form 8-K dated May  20,
     1999  related  to  Stage  Stores, Inc.  first  quarter  1999 results of operations.

     The Company filed a News Release on Form 8-K dated August 5,
     1999 related to Stage Stores, Inc. second quarter 1999 sales results.

     The  Company  filed a News Release on Form 8-K dated  August
     19,  1999 related to Stage Stores, Inc. second quarter  1999 results of operations.





                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        STAGE STORES, INC.

September 10, 1999                      /s/ Carl E. Tooker
 (Date)                                 Carl E. Tooker
                                        Chairman, Chief Executive Officer
                                        and President
                                        (principal executive officer)


September 10, 1999                      /s/ James A. Marcum
 (Date)                                 James A. Marcum
                                        Vice Chairman and
                                        Chief Financial Officer
                                        (principal financial and
                                        accounting officer)