Form 10-Q
period 1999-10-30
STAGE STORES INC
filed 1999-12-08
CIK 6885

Form 10-Q

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


     (Mark One)
          [  X  ]     QUARTERLY REPORT PURSUANT TO SECTION 13  OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended October 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The  number  of  shares  of common stock of  Stage  Stores,  Inc.
outstanding as of December 7, 1999 was 26,833,828 shares of Common Stock and 1,250,584 shares of Class B Common Stock.






               PART I  -  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                      Stage Stores, Inc.
             Consolidated Condensed Balance Sheet
              (in thousands, except par values)
                          (unaudited)



                                      October 30, 1999    January 30, 1999
                ASSETS
Cash and cash equivalents                $   7,533           $  12,832
Undivided interest in accounts
 receivable trust                           69,069              69,816
Merchandise inventories, net               389,926             341,316
Prepaid expenses and other
 current assets                             61,444              84,473

      Total current assets                 527,972             508,437

Property, equipment and leasehold
 improvements, net                         218,087             233,263
Goodwill, net                               87,500              92,551
Other assets                                18,364              23,429
      Total assets                       $ 851,923           $ 857,680

 LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                         $  78,773           $  82,779
Accrued expenses and other current
 liabilities                                52,660              52,706
Current portion of long-term debt           65,980               4,814
      Total current liabilities            197,413             140,299

Long-term debt                             444,512             487,968
Other long-term liabilities                 24,882              25,021
      Total liabilities                    666,807             653,288

Preferred stock, par value $1.00,
 non-voting,
  3 shares authorized, no shares
  issued or outstanding                        --                  --
Common stock, par value $0.01,
 75,000 shares authorized, 26,834
 and 26,718 shares issued and
 outstanding, respectively                     268                 267
Class B common stock, par value $0.01,
 non-voting,
  3,000 shares authorized, 1,250
  shares issued and outstanding                 13                  13
Additional paid-in capital                 265,977             265,716
Accumulated deficit                        (75,148)            (55,610)
Accumulated other comprehensive income      (5,994)             (5,994)
   Stockholders' equity                    185,116             204,392
Commitments and contingencies                  --                  --
      Total liabilities and
       stockholders' equity              $ 851,923           $ 857,680



 The accompanying notes are an integral part of this statement.




                                Stage Stores, Inc.
                  Consolidated Condensed Statement of Operations
                     (in thousands, except per share amounts)
                                    (unaudited)

                              Thirteen Weeks Ended       Thirty-nine Weeks Ended
                            October 31,   October 30,  October 31,   October 30,
                               1999          1998         1999          1998

Net sales                    $ 264,327     $ 271,605    $ 796,766     $ 816,198
Cost of sales and related
 buying, occupancy and
 distribution expenses         187,124       196,353      575,183       571,482
Gross profit                    77,203        75,252      221,583       244,716

Selling, general and
 administrative expenses        63,715        65,140      191,822       194,623
Store opening and closure
 program costs                     928         2,886       17,142         4,911
Operating income                12,560         7,226       12,619        45,182

Interest, net                   12,192        12,394       36,949        34,284

Income (loss) before income
 tax and cumulative effect
 of a change in
 accounting principle              368        (5,168)     (24,330)       10,898
Income tax expense (benefit)       144        (2,016)      (7,194)        4,250

Income (loss) before
 cumulative effect of a change
 in accounting principle           224        (3,152)     (17,136)        6,648
Cumulative effect of a
 change in accounting
 principle, net of tax -
 reporting costs of start-up
 activities                        --            --        (2,402)          --

Net income (loss)            $     224     $  (3,152)   $ (19,538)    $   6,648

Basic earnings (loss) per
 common share data:

Basic earnings (loss) per
 common share before
 cumulative effect of a
 change in accounting
 principle                   $    0.01     $   (0.11)   $   (0.61)    $    0.24
Cumulative effect of a
 change in accounting
 principle, net of tax -
 reporting costs of
 start-up activities               --            --         (0.09)          --
Basic earnings (loss) per
 common share                $    0.01     $   (0.11)   $   (0.70)    $    0.24

Basic weighted average
 common shares outstanding      28,083        27,926       28,015        27,864


Diluted earnings (loss) per
 common share data:

Diluted earnings (loss) per
 common share before
 cumulative effect of a
 change in accounting
 principle                   $    0.01     $   (0.11)   $   (0.61)    $    0.23
Cumulative effect of a
 change in accounting
 principle, net of tax -
 reporting costs of
 start-up activities               --            --         (0.09)          --
Diluted earnings (loss) per
 common share                $    0.01     $   (0.11)   $   (0.70)    $    0.23

Diluted weighted average
 common shares outstanding      28,231        27,926       28,015        28,474





 The accompanying notes are an integral part of this statement.






                           Stage Stores, Inc.
             Consolidated Condensed Statement of Cash Flows
                             (in thousands)
                               (unaudited)

                                                 Thirty-nine Weeks Ended
                                           October 30, 1999   October 31, 1998

 Cash flows from operating activities:
   Net income (loss)                          $  (19,538)        $    6,648
   Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
     Depreciation and amortization                36,329             21,046
     Deferred income taxes                        (2,015)               192
     Accretion of discount                           920                820
     Amortization of debt issue costs              2,234              1,808
     Cumulative effect of a change in
      accounting principle                         2,402                --
     Change in working capital                   (29,517)          (106,691)
         Total adjustments                        10,353            (82,825)
       Net cash used in operating activities      (9,185)           (76,177)

 Cash flows from investing activities:
   Additions to property, equipment and
    leasehold improvements                       (13,166)           (71,202)
       Net cash used in investing activities     (13,166)           (71,202)

 Cash flows from financing activities:
   Proceeds from working capital facility         19,150            134,650
   Proceeds from issuance of common stock            262                839
   Payments on long-term debt                     (2,360)              (199)
       Net cash provided by financing
        activities                                17,052            135,290

   Net decrease in cash and cash equivalents      (5,299)           (12,089)

   Cash and cash equivalents:
     Beginning of period                          12,832             23,315
     End of period                            $    7,533         $   11,226

 Supplemental disclosure of cash flow
  information:

   Interest paid                              $   26,185         $   22,433

   Income taxes paid (refunded)               $      188         $   (2,805)




 The accompanying notes are an integral part of this statement.







                   Stage Stores, Inc.
     Consolidated Statement of Stockholders' Equity
    For the Thirty-nine Weeks Ended October 30, 1999
                     (in thousands)



Shares Outstanding
Shares of common stock
 issued:
   Beginning balance                26,718
    Issuance of stock                  116
   Ending balance                   26,834

Shares of Class B stock
 issued:
   Beginning balance                 1,250
   Ending balance                    1,250

Stockholders' Equity
Common stock issued:
   Beginning balance             $     267
    Issuance of stock                    1
   Ending balance                      268

Class B stock issued:
   Beginning balance                    13
   Ending balance                       13

Additional Paid-in Capital:
   Beginning balance               265,716
    Issuance of stock                  261
   Ending balance                  265,977

Accumulated deficit and
 accumulated other
 comprehensive income:
   Beginning balance              (61,604)
   Comprehensive income (loss):
        Net income (loss)         (19,538)
        Other comprehensive
         income (loss)                --
   Total comprehensive
    income (loss)                 (19,538)
   Ending balance                 (81,142)
Total Stockholders' Equity      $ 185,116

Accumulated other
comprehensive income:
   Beginning balance            $  (5,994)
   Ending balance               $  (5,994)




 The accompanying notes are an integral part of this statement.





                       Stage Stores, Inc.
 Notes to Unaudited Consolidated Condensed Financial Statements

       1. The accompanying Unaudited Consolidated Condensed Financial Statements of Stage Stores, Inc. ("Stage Stores") have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Those adjustments, which include only normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The Unaudited Consolidated Condensed Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto for the year ended January 30, 1999 filed with Stage Stores' Annual Report on Form 10-K. The fiscal years discussed herein end on the Saturday nearest to January 31 in the following calendar year. For example, references to "1999" mean the fiscal year ending January 29, 2000.

      Stage Stores conducts its business primarily through its wholly-owned subsidiary Specialty Retailers, Inc. ("SRI") which, as of October 30, 1999, operated 654 family apparel stores in 33 states located throughout the United States. Stage Stores and SRI are collectively referred to herein as the "Company".

      2. Pursuant to the accounts receivable securitization program (the "Accounts Receivable Program"), an indirect wholly-owned subsidiary of the Company, SRI Receivables Purchase Co., Inc. ("SRPC") purchases the accounts receivable generated by the Company's private label credit card program. Such accounts receivable are transferred to a master trust (the "Trust") which has issued certain certificates to third parties representing undivided interests in the Trust. SRPC owns an undivided interest in the accounts receivable not supporting the certificates issued to third parties by the Trust as set forth in the accompanying Consolidated Condensed Balance Sheet. SRPC is a separate corporate entity from the Company and SRPC's creditors have a claim on its assets prior to those assets becoming available to any creditor of the Company.

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

      4. During the second quarter of 1999, the Company announced a store closure program under which the Company will close approximately 35 underperforming stores. Thirty-three of these stores were closed as of the end of the third quarter of 1999 and the remaining stores are expected to be closed during the fourth quarter of 1999. In connection with the store closure program, the Company has recorded $23.7 million of pretax costs, of which $7.3 million is included in cost of sales while the remaining $16.4 million is included in store opening and closure program costs. Of the total $23.7 million of costs, approximately $2.5 million represents severance and lease termination costs, approximately $2.5 million represents operating costs for the stores in the closure program during the second and third quarters of 1999, approximately $7.3 million represents a lower of cost or market reserve related to the inventory to be liquidated in the stores in the closure program while the balance relates primarily to the write-off of fixed assets and intangibles associated with the stores in the closure program.

      5. On November 9, 1999, the Company completed a refinancing of the existing term and revolving certificates outstanding under its Accounts Receivable Program. In connection with the refinancing, the previously existing term and revolving certificates were replaced with new term and revolving certificates (the "New Certificates"). The New Certificates provide the Company with a maximum availability of $329.9 million, subject to the amount of receivables held in the Trust. Based upon the amount of receivables in the Trust at the time of closing, the Company received approximately $290.0 million of proceeds. Of this amount, approximately $260.0 million was used to retire the outstanding balances under the previously existing Trust certificates, which were scheduled to begin amortizing in December of 1999. The remainder of the proceeds were used to redeem the previously existing $30.0 million aggregate principle amount of SRPC 12.5% Trust certificate-backed notes. In connection with the refinancing, the Company expects to record an after-tax extraordinary charge of approximately $1.3 million in the fourth quarter of 1999, the majority of which is non-cash.

      6. The Consolidating Condensed Financial Statements for Stage Stores and its wholly-owned subsidiaries is presented to satisfy disclosure requirements pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934 with respect to wholly-owned subsidiaries of Stage Stores. Stage Stores does not prepare separate financial statements and related disclosures for its wholly-owned subsidiaries SRI and Specialty Retailers, Inc. (NV) because management has determined that such information is not material to investors. SRI is the primary obligor under the 8.5% Senior Notes due 2005 and the 9% Senior Subordinated Notes due
2007   (see  Note  5  to  the  Company's  Consolidated  Financial
Statements filed with Stage Stores' Annual Report on Form 10-K for the year ended January 30, 1999). Stage Stores and Specialty Retailers, Inc. (NV), a wholly-owned subsidiary of Stage Stores which was incorporated during June 1997, are guarantors of such indebtedness.

      SRPC securitizes the accounts receivable generated by the Company's private label credit card program. The results of operations of SRPC are not indicative of the total operating performance of the Company's Accounts Receivable Program. For a summary of the total consolidated operating performance of the Company's Accounts Receivable Program, see Note 3 to the
Company's Consolidated Financial Statements filed with Stage Stores' Annual Report on Form 10-K for the year ended January 30, 1999.

      The following consolidating condensed financial information for Stage Stores and its wholly-owned subsidiaries, including all
significant     intercompany    transactions    eliminated     in
consolidation, are presented below.


Consolidating Condensed Balance Sheet
October 30, 1999
(in thousands, unaudited)

                          Specialty         SRI           SRI           SRI
                        Retailers, Inc.  Receivables  Eliminations  Consolidated
                                         Purchase Co.

    ASSETS
Cash and cash equivalents  $  5,584        $    --       $    --       $  5,584
Undivided interest in
 accounts receivable trust  (11,061)         80,130           --         69,069
Merchandise
 inventories, net           389,926             --            --        389,926
Prepaid expenses and other
 current assets              57,890           3,554           --         61,444
 Total current assets       442,339          83,684           --        526,023

Property, equipment
 and leasehold
 improvements, net          216,830             --            --        216,830
Goodwill, net                87,500             --            --         87,500
Other assets                 16,444           1,860           --         18,304
Investment in subsidiaries   39,234             --        (39,234)          --
 Total assets             $ 802,347       $  85,544     $ (39,234)    $ 848,657

LIABILITIES AND
 STOCKHOLDERS'
    EQUITY
Accounts payable          $  78,773       $     --      $     --      $  78,773
Accrued expenses and
 other current liabilities   48,930           3,703           --         52,633
Current portion of
 long-term debt              65,980             --            --         65,980
 Total current liabilities  193,683           3,703           --        197,386

Long-term debt              414,512          30,000           --        444,512
Intercompany
 notes/advances             171,037          12,607           --        183,644
Other long-term
 liabilities                 24,882             --            --         24,882
 Total liabilities          804,114          46,310           --        850,424

Preferred stock                 --              --            --            --
Common stock                    --              --            --            --
Class B common stock            --              --            --            --
Additional paid-in capital    3,317          33,550       (33,550)        3,317
Accumulated
 earnings (deficit)             910           5,684        (5,684)          910
Accumulated other
 comprehensive income        (5,994)            --            --         (5,994)
 Stockholders' equity        (1,767)         39,234       (39,234)       (1,767)
 Total liabilities
  and stockholders'
  equity                  $ 802,347       $  85,544     $ (39,234)    $ 848,657

(Table Continued)


Consolidating Condensed Balance Sheet
October 30, 1999
(in thousands, unaudited)

                               Stage      Specialty  Eliminations  Stage Stores
                            Stores, Inc.  Retailers,               Consolidated
                                          Inc. (NV)
    ASSETS
Cash and cash equivalents    $       2    $   1,947    $     --       $   7,533
Undivided interest in
 accounts receivable trust         --           --           --          69,069
Merchandise inventories, net       --           --           --         389,926
Prepaid expenses and
 other current assets              --           --           --          61,444
 Total current assets                2        1,947          --         527,972

Property, equipment and
 leasehold improvements, net        --        1,257          --         218,087
Goodwill, net                       --          --           --          87,500
Other assets                        --           60          --          18,364
Investment in subsidiaries      185,180         --      (185,180)           --
 Total assets                 $ 185,182   $   3,264    $(185,180)     $ 851,923

LIABILITIES AND
 STOCKHOLDERS'
    EQUITY
Accounts payable              $     --    $     --     $     --       $  78,773
Accrued expenses and
 other current liabilities           27         --           --          52,660
Current portion of
 long-term debt                     --          --           --          65,980
 Total current liabilities           27         --           --         197,413

Long-term debt                      --          --           --         444,512
Intercompany notes/advances          39    (183,683)         --             --
Other long-term liabilities         --          --           --          24,882
 Total liabilities                   66    (183,683)         --         666,807

Preferred stock                     --          --           --             --
Common stock                        268         --           --             268
Class B common stock                 13         --           --              13
Additional paid-in capital      265,977     160,302     (163,619)       265,977
Accumulated
 earnings (deficit)             (75,148)     26,645      (27,555)       (75,148)
Accumulated other
 comprehensive income            (5,994)        --         5,994         (5,994)
 Stockholders' equity           185,116     186,947     (185,180)       185,116
 Total liabilities and
  stockholders' equity        $ 185,182   $   3,264    $(185,180)     $ 851,923




Consolidating Condensed Balance Sheet
January 30, 1999
(in thousands, unaudited)

                              Specialty        SRI         SRI          SRI
                           Retailers, Inc. Receivables Eliminations Consolidated
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


(Table Continued)


Consolidating Condensed Balance Sheet
January 30, 1999
(in thousands, unaudited)

                                 Stage     Specialty               Stage Stores
                              Stores, Inc. Retailers, Eliminations Consolidated
                                           Inc. (NV)
    ASSETS
Cash and cash equivalents     $       2    $   1,948    $     --      $  12,832
Undivided interest in
 accounts receivable trust          --           --           --         69,816
Merchandise invemtories, net        --           --           --        341,316
Prepaid expenses and
 other current assets               --           --           --         84,473
 Total current assets                 2        1,948          --        508,437

Property, equipment and
 leasehold improvements, net        --         1,764          --        233,263
Goodwill, net                       --           --           --         92,551
Other assets                        --            60          --         23,429
Investment in subsidiaries       204,349         --      (204,349)          --
 Total assets                  $ 204,351   $   3,772    $(204,349)    $ 857,680

LIABILITIES AND
 STOCKHOLDERS'
    EQUITY
Accounts payable               $     --    $     --     $     --      $  82,779
Accrued expenses and
 other current liabilities            92         --           --         52,706
Current portion of
 long-term debt                      --          --           --          4,814
 Total current liabilities            92         --           --        140,299

Long-term debt                       --          --           --        487,968
Intercompany notes/advances         (133)   (174,637)         --            --
Other long-term liabilities          --          --           --         25,021
 Total liabilities                   (41)   (174,637)         --        653,288

Preferred stock                      --          --           --            --
Common stock                         267         --           --            267
Class B common stock                  13         --           --             13
Additional paid-in capital       265,716     160,040     (163,357)      265,716
Accumulated
 earnings (deficit)              (55,610)     18,369      (46,986)      (55,610)
Accumulated other
 comprehensive income             (5,994)        --         5,994        (5,994)
 Stockholders' equity            204,392     178,409     (204,349)      204,392
 Total liabilities and
  stockholders' equity         $ 204,351   $   3,772    $(204,349)    $ 857,680



Consolidating Condensed Statement of Operations
Thirty-nine Weeks Ended October 30, 1999
(in thousands, unaudited)

                             Specialty        SRI           SRI           SRI
                           Retailers, Inc, Receivables Eliminations Consolidated
                                Inc.       Purchase Co.

Net sales                      $ 796,766   $     --      $     --     $ 796,766
Cost of sales and related
 buying, occupancy and
 distribution expenses           575,183         --            --       575,183
Gross profit                     221,583         --            --       221,583

Selling, general and
 administrative expenses         197,017      (4,951)          --       192,066
Store opening and closure
 program costs                    17,142         --            --        17,142
Operating income (loss)            7,424       4,951           --        12,375

Interest expense, net             46,180       3,151           --        49,331

Income (loss) before
 income taxes                    (38,756)      1,800           --       (36,956)
Income tax expense (benefit)     (12,317)        666           --       (11,651)
Income (loss) before equity
 in net earnings of
 subsidiaries and cumulative
 effect of a change in
 accounting principle            (26,439)      1,134           --       (25,305)
Equity in net earnings
 of subsidiaries                     (72)        --             72          --
Income (loss) before
 cumulative effect of a
 change in accounting
 principle                       (26,511)      1,134            72      (25,305)
Cumulative effect of a
 change in accounting
 principle, net of tax -
 reporting costs of
 start-up activities              (1,196)     (1,206)          --        (2,402)
Net income (loss)              $ (27,707)  $     (72)     $     72    $ (27,707)

(Table Continued)


Consolidating Condensed Statement of Operations
Thirty-nine Weeks Ended October 30, 1999
(in thousands, unaudited)

                                Stage      Specialty                Stage Stores
                             Stores, Inc.  Retailers, Eliminations  Consolidated
                                           Inc. (NV)

Net sales                      $     --    $     --       $     --    $ 796,766
Cost of sales and related
 buying, occupancy and
 distribution expenses               --          --             --      575,183
Gross profit                         --          --             --      221,583

Selling, general and
 administrative expenses             107        (351)           --      191,822
Store opening and closure
 program costs                       --          --             --       17,142
Operating income (loss)             (107)        351            --       12,619

Interest expense, net                --      (12,382)           --       36,949

Income (loss) before
 income taxes                       (107)     12,733            --      (24,330)
Income tax expense (benefit)         --        4,457            --       (7,194)
Income (loss) before equity
 in net earnings of subsidiaries
 and cumulative effect of a
 change in accounting principle     (107)      8,276            --      (17,136)
Equity in net earnings
 of subsidiaries                 (19,431)        --          19,431         --
Income (loss) before cumulatve
 effect of a change in
 accounting principle            (19,538)      8,276         19,431     (17,136)
Cumulative effect of a change
 in accounting principle, net
 of tax - reporting costs of
 start-up activities                 --          --             --       (2,402)
Net income (loss)              $ (19,538)   $  8,276       $ 19,431   $ (19,538)



Consolidating Condensed Statement of Operations
Thirty-nine Weeks Ended October 31, 1998
(in thousands, unaudited)

                             Specialty        SRI          SRI          SRI
                          Retailers, Inc. Receivables  Eliminations Consolidated
                                          Purchase Co.

Net sales                      $ 816,198    $     --       $    --    $ 816,198
Cost of sales and related
 buying, occupancy and
 distribution expenses           571,482          --            --      571,482
Gross profit                     244,716          --            --      244,716

Selling, general and
 administartive expenses         196,583          204           --      196,787
Store opening and closure
 program costs                     4,911          --            --        4,911
Operating income (loss)           43,222         (204)          --       43,018

Interest expense, net             48,221       (2,507)          --       45,714

Income (loss) before
 income taxes                     (4,999)       2,303           --       (2,696)
Income tax expense                (1,384)         852           --         (532)
Income (loss) before equity
 in net earnings of
 subsidiaries                     (3,615)       1,451           --       (2,164)
Equity in net earnings
 of subsidiaries                   1,451          --         (1,451)        --
Net income (loss)              $  (2,164)   $   1,451     $  (1,451)  $  (2,164)

(Table Continued)

Consolidating Condensed Statement of Operations
Thirty-nine Weeks Ended October 31, 1998
(in thousands, unaudited)

                                 Stage      Specialty               Stage Stores
                              Stores, Inc.  Retailers, Eliminations Consolidated
                                            Inc. (NV)

Net sales                      $     --     $     --      $     --    $ 816,198
Cost of sales and related
 buying, occupancy and
 distribution expenses               --           --            --      571,482
Gross profit                         --           --            --      244,716

Selling, general and
 administrative expenses              66       (2,230)          --      194,623
Store opening and closure
 program costs                       --           --            --        4,911
Operating income (loss)              (66)       2,230           --       45,182

Interest expense, net                --       (11,430)          --       34,284

Income (loss) before
 income taxes                        (66)      13,660           --       10,898
Income tax expense                   --         4,782           --        4,250
Income (loss) before equity
 in net earnings of
 subsidiaries                        (66)       8,878           --        6,648
Equity in net earnings
 of subsidiaries                   6,714          --         (6,714)        --
Net income (loss)              $   6,648    $   8,878     $  (6,714)  $   6,648




Consolidating Condensed Statement of Cash Flows
Thirty-nine Weeks Ended October 30, 1999
(in thousands, unaudited)

                              Specialty        SRI         SRI          SRI
                           Retailers, Inc. Receivables Eliminations Consolidated
                                           Purchase Co.

Cash  flows from operating
 activities:
 Net cash used in
  operating activities         $  (1,485)   $  (7,437)    $     --    $  (8,922)

Cash  flows from investing
activities:
Investment in subsidiary             --           --            --          --
Additions to property,
 equipment and leasehold
 improvements                    (13,166)         --            --      (13,166)
Proceeds from the sales
 of accounts receivable, net      (7,437)       7,437           --          --
 Net cash provided by (used in)
  investing activities           (20,603)       7,437           --      (13,166)

Cash  flows from financing
activities:
Proceeds from working
 capital facility                 19,150          --            --       19,150
Proceeds from issuance
 of common stock                     --           --            --          --
Proceeds from capital
 contribution                        --           --            --          --
Payments on long-term debt        (2,360)         --            --       (2,360)
 Net cash provided by (used
  in) financing activities        16,790          --            --       16,790

Net decrease in cash and
 cash equivalents                 (5,298)         --            --       (5,298)
Cash and cash equivalents:
 Beginning of period              10,882          --            --       10,882
 End of period                 $   5,584    $     --     $      --    $   5,584

(Table Continued)

Consolidating Condensed Statement of Cash Flows
Thirty-nine Weeks Ended October 30, 1999
(in thousands, unaudited)

                                 Stage      Specialty               Stage Stores
                              Stores, Inc.  Retailers, Eliminations Consolidated
                                            Inc. (NV)
Cash flows from operating
 activities:
 Net cash used in operating
  activities                   $     --     $    (263)   $     --     $  (9,185)

Cash flows from
 investing activities:
Investment in subsidiary            (262)         --           262          --
Additions to property,
 equipment and leasehold
 improvements                        --           --           --       (13,166)
Proceeds from the sales of
 accounts receivable, net            --           --           --           --
 Net cash provided by (used
  in) investing activities          (262)         --           262      (13,166)

Cash flows from financing
 activities:
Proceeds from working
 capital facility                    --           --           --        19,150
Proceeds from issuance
 of common stock                     262          --           --           262
Proceeds from capital
 contribution                        --           262         (262)         --
Payments on long-term debt           --           --           --        (2,360)
 Net cash provided by (used
  in) financing activities           262          262         (262)      17,052

Net decrease in cash and                           --
 cash equivalents                    --            (1)         --        (5,299)
Cash and cash equivalents:
 Beginning of period                   2        1,948          --        12,832
 End of period                 $       2    $   1,947    $     --     $   7,533



Consolidating Condensed Statement of Cash Flows
Thirty-nine Weeks Ended October 31, 1998
(in thousands, unaudited)

                              Specialty        SRI         SRI          SRI
                           Retailers, Inc. Receivables Eliminations Consolidated
                                           Purchase Co.

Cash  flows from operating
 activities:
 Net cash used in operating
  activities                   $ (70,740)   $  (6,413)   $     --     $ (77,153)

Cash  flows from investing
 activities:
Intercompany notes/advances         (119)         --           --          (119)
Additions to property,
 equipment and leasehold
 improvements                    (71,202)         --           --       (71,202)
Proceeds from sales of
 accounts receivable, net         (7,420)       7,420          --           --
Dividend from subsidiary           1,007          --        (1,007)         --
 Net cash provided by (used
  in) investing activities       (77,734)       7,420       (1,007)     (71,321)

Cash  flows from financing
 activities:
Proceeds from working capital
 facility                        134,650          --           --       134,650
Proceeds from issuance of
 common stock                        --           --           --           --
Payments on long-term debt          (199)         --           --          (199)
Dividend paid                        --        (1,007)       1,007          --
 Net cash provided by (used
  in) financing activities       134,451       (1,007)       1,007      134,451

Net increase (decrease) in
 cash and cash equivalents       (14,023)         --           --       (14,023)
Cash and cash equivalents:
 Beginning of period              23,299          --           --        23,299
 End of period                 $   9,276    $     --     $     --     $   9,276


(Table Continued)

Consolidating Condensed Statement of Cash Flows
Thirty-nine Weeks Ended October 31, 1998
(in thousands, unaudited)

                                Stage       Specialty               Stage Stores
                             Stores, Inc.   Retailers, Eliminations Consolidated
                                            Inc. (NV)
Cash flows from operating
 activities:
 Net cash used in operating
  activities                   $     (14)   $     990    $     --     $ (76,177)

Cash flows from investing
 activities:
Intercompany notes/advances         (839)         958           --          --
Additions to property,
 equipment and leasehold
 improvements                        --           --            --      (71,202)
Proceeds from the sales of
 accounts receivable, net            --           --            --          --
Dividend from subsidiary             --           --            --          --
 Net cash provided by (used
  in) investing activities          (839)         958           --      (71,202)

Cash flows from financing
 activities:
Proceeds from working capital
 facility                            --           --            --      134,650
Proceeds from issuance of
 common stock                        839          --            --          839
Payments on long-term debt           --           --            --         (199)
Dividend paid                        --           --            --          --
 Net cash provided by (used
  in) financing activities           839          --            --      135,290

Net increase (decrease) in
 cash and cash equivalents           (14)       1,948           --      (12,089)
Cash and cash equivalents:
 Beginning of period                  16          --            --       23,315
 End of period                 $       2    $   1,948     $     --    $  11,226



Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

"Safe  Harbor" Statement under the Private Securities  Litigation
Reform Act of 1995

      Certain items discussed or incorporated by reference herein contain forward-looking statements that involve risks and uncertainties including, but not limited to, the ability to obtain financing on terms reasonably satisfactory to the Company, the ability of the Company to comply with the various covenant requirements contained in the Company's debt agreements and the demand for apparel. The demand for apparel can be affected by weather patterns, levels of competition, competitors' marketing strategies, changes in fashion trends, availability of product on normal payment terms and the failure to achieve the expected results of the Company's merchandising and marketing plans as well as its store opening and closing plans. The occurrence of any of the above could have a material and adverse impact on the Company's operating results. See additional risk factors discussed in the Company's Annual Report on Form 10-K. Certain information herein contains estimates which represent management's best judgement as of the date hereof based on information currently available; however, the Company does not intend to update this information to reflect developments or information obtained after the date hereof and disclaims any legal obligation to the contrary.

General

     Overview. The Company operates the store of choice for nationally recognized brand name family apparel, accessories, cosmetics and footwear in over 500 small towns and communities throughout the United States. The Company has recognized the high level of brand awareness and demand for fashionable, quality apparel by consumers in small markets and has identified these markets as a profitable and under served niche. The Company has developed a unique franchise focused on these small markets, differentiating itself from the competition by offering a broad range of brand name merchandise with a high level of customer service in convenient locations.

     The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended January 30, 1999.

Results of Operations

Thirteen Weeks Ended October 30, 1999 Compared to the Thirteen
Weeks Ended October 31, 1998

     Sales for the thirteen weeks ended October 30, 1999 ("current year third quarter") decreased 2.7% to $264.3 million from $271.6 for the thirteen weeks ended October 31, 1998 ("prior year third quarter"). The decrease in total sales reflects the impact of closing 33 stores which were included in the Company's store closure program as well as a 3.8% decline in comparable store sales. The decline in comparable store sales reflects a reduction in the level of clearance activities during the early part of the current year third quarter as compared to the prior year third quarter. The Company began the prior year third quarter with a higher level of spring and summer clearance inventory as a result of softness in sales over the latter half the prior year second quarter. In response, this excess clearance inventory was aggressively liquidated over the early part of the prior year third quarter generating higher sales volume at lower margins.

     Gross profit increased 2.6% to $77.2 million for the thirteen weeks ended October 30, 1999 from $75.3 million in the prior year third quarter despite the decline in total sales. Gross profit as a percent of sales increased to 29.2% in the current year third quarter from 27.7% in the prior year third quarter. The increase in gross profit reflects the reduced level of clearance volume as discussed above, a more conservative promotional cadence throughout the current year third quarter as well as a reduction in freight expense, partially offset by the negative leverage associated with the Company's fixed buying, occupancy and distribution expenses which are included in cost of goods sold.

     Selling, general and administrative ("SG&A") expenses for the thirteen weeks ended October 30, 1999 decreased 2.2% to $63.7 million from $65.1 million in the prior year third quarter. As a percent of sales, SG&A expenses were 24.1% in the current year third quarter as compared to 24.0% in the prior year third quarter. SG&A expenses benefited from the closure of the underperforming stores included in the store closure program as well as from the Company's continuing effort and focus on controlling selling and central overhead costs.

     Store opening and closure program costs were $0.9 million for the thirteen weeks ended October 30, 1999 as compared to $2.9 million in the prior year third quarter. The expense during the current year third quarter reflects the operating costs for the remaining 31 stores in the store closure program, 29 of which were closed during the quarter. There were no new store opening costs incurred during the current year third quarter as the current year store opening program was completed during the first quarter, and in accordance with the adoption of SOP 98-5 in the current year first quarter, the opening costs associated with these stores were expensed at the time of opening. Store opening and closure program costs during the prior year were related to new store opening costs which were expensed over the year in which the store opened.

     Operating income for the thirteen weeks ended October 30, 1999 increased 75.0% to $12.6 million from $7.2 million in the prior year third quarter. Operating income as a percent of sales was 4.8% in the current year third quarter as compared to 2.7% in the prior year third quarter.

     Net interest expense for the thirteen weeks ended October 30, 1999 decreased $0.2 million from the prior year third quarter as a result of a lower level of average borrowings outstanding, partially offset by an increase in overall borrowing rates.

     As a result of the factors discussed above, the Company had net income of $0.2 million for the thirteen weeks ended October
30, 1999 as compared to a net loss in the prior year third quarter of $3.2 million.

Thirty-nine Weeks Ended October 30, 1999 Compared to the Thirty-nine Weeks Ended October 31, 1998

     Sales for the thirty-nine weeks ended October 30, 1999 ("current year") decreased 2.4% to $796.8 million from $816.2 million for the thirty-nine weeks ended October 31, 1998 ("prior year"). Comparable store sales decreased 6.7% for the current year. Sales results for the current year reflect, among other things, the impact of transitioning the Company's inventory to a more fashionable, in-demand merchandise mix as well as a more conservative promotional cadence. Sales results for the current year also reflect the impact on the first quarter of the heavy promotional and inventory management activities which were put into place during the fall of 1998. These initiatives have had, and to some extent, continue to have a negative impact on the Company's merchandise mix and customer base. As a result of this activity, the Company's sales results for the current year reflect a higher sell-through of fully priced units and a significantly lower number of lower priced clearance units which has resulted in a net reduction of total sales at higher merchandise margins.

     For the thirty-nine weeks ended October 30, 1999, gross profit decreased 9.4% to $221.6 million from $244.7 million in the comparable period of 1998. Gross profit as a percent of sales decreased to 27.8% for the current year from 30.0% in the prior year. Gross margin for 1999 includes a $7.3 million provision associated with the store closure program implemented during the second quarter of the current year as well as the negative sales leverage associated with the Company's fixed buying, occupancy and distribution expenses which are included in cost of goods sold. The decline in gross margin as a percent of sales also reflects lower vendor discounts on new store inventory purchases and reduced levels of store grand opening sales which typically carry a higher level of gross margin as a result of the reduction in the number of new stores opened during 1999. These declines were partially offset by higher merchandise margins during the second and third quarters of the current year resulting from a reduction in the level of clearance sales and a more conservative promotional cadence.

     SG&A expenses for the thirty-nine weeks ended October 30, 1999 decreased 1.4% to $191.8 million from $194.6 million in the comparable period of 1998 and, as a percentage of sales, increased to 24.1% from 23.8% in the comparable period of 1998. SG&A expenses for the current year benefited from improved results in the Company's credit card operations during the first and second quarters of 1999. In addition, SG&A expenses for 1999 benefited from approximately $4.7 million of reduced payroll and payroll related costs as well as the Company's continuing efforts in controlling SG&A expenses. The reduction in payroll related costs was primarily associated with reduced vacation expense resulting from a change in the Company's employee benefit program during the first quarter of this year. The current year SG&A expenses also benefited from a reduction in operating costs associated with the stores included in the store closure program which was implemented during the second quarter of 1999.

     Store opening and closure program costs for the thirty-nine weeks ended October 30, 1999 reflect the costs associated with the 10 new stores opened during the current year first quarter as well as the store closure program that was implemented during the second quarter. The store closure program will result in the closure of approximately 35 underperforming stores, of which 33 were closed as of the end of the third quarter of 1999. The remaining stores are expected to be closed during the fourth quarter of 1999. In connection with the store closure program, the Company has recorded $23.7 million of pretax costs, of which $7.3 million is included in cost of sales while the remaining $16.4 million is included in store opening and closure program costs. Of the total $23.7 million of costs, approximately $2.5 million represents severance and lease termination costs, approximately $2.5 million represents operating costs for the stores in the closure program during the second and third quarters of 1999, approximately $7.3 million represents a lower of cost or market reserve related to the inventory to be liquidated in the stores in the closure program while the balance relates primarily to the write-off of fixed assets and intangibles associated with the stores in the closure program. Store opening and closure program costs during the prior year were related to new store opening costs which were expensed over the year in which the store was opened.

     As a result of the factors discussed above, the Company had operating income of $12.6 million for the thirty-nine weeks ended
October 30, 1999 as compared to operating income of $45.2 million in the comparable period in 1998.

     Net interest expense for the thirty-nine weeks ended October 30, 1999 increased 7.6% to $36.9 million from $34.3 million for the comparable period in 1998 due to a higher level of average borrowings outstanding and an increase in overall borrowing rates.

     As a result of the foregoing, the Company's net loss before the cumulative effect of a change in accounting principle for the thirty-nine weeks ended October 30, 1999 was $17.1 million as compared to net income of $6.6 million for the comparable period in 1998.

     In connection with the adoption of SOP 98-5, the Company recorded a cumulative effect of a change in accounting principle, net of tax charge, of $2.4 million during the first quarter of 1999. The charge reflects the write-off of the unamortized organizational costs associated with the Company's accounts receivable trust and credit card bank.

Seasonality and Inflation

     The  Company's  business is seasonal and annual  results  of operations are highly dependent upon the fourth quarter as quarterly sales and profits are traditionally lower during the first three quarters (February through October) and higher during the fourth quarter (November through January). In addition, working capital requirements fluctuate throughout the year, increasing substantially in October and November due to requirements for significantly higher inventory levels in anticipation of the holiday season. During 1998, the Company experienced poor sales and results of operations beginning in the second quarter which impacted these traditional trends during those periods.

     The   following  table  shows  certain  unaudited  financial
information for the Company by quarter (dollars in thousands):


                                             1999
                                 Q1           Q2           Q3

      Net sales              $ 262,591    $ 269,848    $ 264,327
      Gross profit              70,359       74,021       77,203
      Operating income (loss)    8,391       (8,332)      12,560
      Quarters' operating
       income as a percent
       of total                    --           --           --
      Income  (loss) before
       cumulative effect of a
       change in accounting
       principle             $  (2,269)   $ (15,091)   $     224
      Net income (loss)      $  (4,671)   $ (15,091)   $     224

                                                   1998
                                 Q1           Q2           Q3           Q4

      Net sales              $ 272,788    $ 271,805    $ 271,605    $ 357,349
      Gross profit              87,225       82,239       75,252       89,593
      Operating income (loss)   25,278       12,678        7,226        7,458
      Quarters' operating
       income as a percent
       of total                    48%          24%          14%          14%
      Income (loss) before
       cumulative effect of
       a change in
       accounting principle  $   9,035    $     765    $  (3,152)     $  (2,934)

      Net income (loss)       $  9,035    $     765    $  (3,152)     $  (2,934)







      The Company does not believe that inflation had a material effect on its results of operations during the past two years.
However, there can be no assurance that the Company's business will not be affected by inflation in the future.


Liquidity and Capital Resources

                Total working capital decreased $37.5 million to $330.6 million at October 30, 1999 from $368.1 million at January 30, 1999. The most significant changes in working capital were:
(i) an increase in inventories associated with the seasonal build of inventories offset by (ii) the inclusion of $61.2 million of the outstanding balance under the Company's $100.0 million working capital and letter of credit facility and the $100.0 million expansion revolving credit facility (collectively the "Credit Facility") in current portion of long-term debt. This amount reflects the requirement contained in the Credit Facility agreement to reduce the aggregate balance outstanding under the facility to $100.0 million for a period of 45 days prior to July 2000. Outstanding borrowings under the Credit facility were $161.2 million at October 30, 1999 as compared to $180.4 million at October 31, 1998 and $142.0 million at January 30, 1999. The entire balance outstanding at January 30, 1999 was included in long-term debt as the Credit Facility agreement was modified to allow a maximum of $170.0 million to be outstanding for thirty days during the period of January 27, 1999 through July 31, 1999.

      The Company's primary capital requirements are for working capital, debt service and capital expenditures. Based upon the current capital structure, management anticipates cash interest payments to be approximately $44.0 million during each of 1999 and 2000. Capital expenditures are generally for new store openings, remodeling of existing stores and customary store maintenance. Capital expenditures for the first thirty-nine weeks of 1999 were $13.2 million as compared to $71.2 million for the comparable period of 1998. The reduction was a result of a decrease in the number of new stores opened as well as the completion of the conversion of the remaining CR Anthony stores to the Company's format and trade names, which occurred during the first and second quarters of 1998. Management expects capital expenditures to be approximately $23.0 million during 1999, consisting primarily of 10 new store openings, remodeling of existing stores and the implementation of a new merchandising system. Required aggregate principal payments on existing debt, excluding the Credit Facility, total $4.8 million and $34.8 million for 1999 and 2000, respectively. Included in the $34.8 million of principal repayments in 2000 are the $30.0 million aggregate principle amount of SRPC 12.5% Trust certificate-backed notes ("SRPC Notes") which were defeased on November 9, 1999 in connection with the restructuring of the Accounts Receivable Program as discussed below.

     The Company's current short-term liquidity needs are provided by (i) existing cash balances, (ii) operating cash flows, (iii) the Accounts Receivable Program, (iv) the Credit Facility (v) and normal trade credit terms from the vendor and factor community. The Company expects to fund its long-term liquidity needs from (i) its operating cash flows, (ii) the issuance of debt and/or equity securities, (iii) the Accounts Receivable Program and (iv) the Credit Facility. Outstanding borrowings under the Credit Facility were $161.2 million at October 30, 1999 as compared to $180.4 million at October 31, 1998, a decrease of $19.2 million. The Company had $24.6 million of availability under the Credit Facility at October 30, 1999 and $7.1 million at October 31, 1998.

     On November 9, 1999, the Company completed a refinancing of the existing term and revolving certificates outstanding under its Accounts Receivable Program. In connection with the refinancing, the previously existing term and revolving certificates were replaced with new term and revolving certificates (the "New Certificates"). The New Certificates provide the Company with a maximum availability of $329.9 million, subject to the amount of receivables held in the Trust. Based upon the amount of receivables in the Trust at the time of closing, the Company received approximately $290.0 million of proceeds. Of this amount, approximately $260.0 million was used to retire the outstanding balances under the previously existing Trust certificates, which were scheduled to begin amortizing in December of 1999. The remainder of the proceeds were used to redeem the SRPC Notes. In connection with the refinancing, the Company expects to record an after-tax extraordinary charge of approximately $1.3 million in the fourth quarter of 1999, the majority of which is non-cash.

      The Company continually monitors its liquidity position and compliance with its various credit agreements. During the third and fourth quarters of 1998, the Company's Credit Facility agreement was amended to lessen certain covenant requirements through the third quarter of 1999 and to clarify certain defined terms contained in the Credit Facility agreement. The covenant requirements for the fourth quarter of 1999 are significantly more restrictive than those for the first three quarters of 1999. As discussed in "Seasonality and Inflation" above, the Company's profits are historically lower in the first three quarters of the year and higher in the fourth quarter. Accordingly, the Company is dependent on a significantly improved financial performance for the entire year, and in particular the fourth quarter as compared to last year, in order to be in compliance with the financial covenants as well as meeting the clean down requirement contained in its Credit Facility agreement. There can be no assurance that the Company's financial results for the fourth quarter will be sufficient to allow the Company to continue to be in compliance with its financial covenants. To the extent the Company fails to achieve compliance with its financial covenants or the Company is unable to obtain certain amendments if necessary from its lenders to lessen the covenant requirements, the financial position of the Company could be adversely affected.

Year 2000

      The Year 2000 issue relates to the way computer systems and programs define calendar dates. They could fail or make miscalculations due to interpreting a date including "00" to mean 1900, not 2000. Also, other systems and equipment may contain imbedded hardware or software that may have a time element and affect their operation. The Company began working on the Year 2000 compliance issue in 1996 and heightened its focus and resource commitment in 1997 with the establishment of a formalized project plan and management oversight function. The Company divided its Year 2000 risk assessment and remediation efforts into the following three categories: information systems, peripheral systems and hardware and third party vendors.

     The Company has completed the evaluation of its critical information systems infrastructure for Year 2000 compliance and has developed detailed work plans to achieve compliance prior to possible system failures. The systems have been segregated into the following five logical, manageable groups: (1) human resource, time keeping and payroll systems (2) point-of-sale and sales audit systems (3) credit systems (4) financial reporting and accounts payable systems and (5) merchandising systems. Year 2000 remediation is being addressed through a combination of modifications or upgrades to existing applications or replacement. The Company has dedicated in-house resources and has contracted with third party vendors to complete the necessary coding changes, testing and installation. In August of 1999, the Company completed the installation of a new merchandising system which is year 2000 compliant. The Company is currently addressing various post-implementation issues; however, the Company does not anticipate that these issues will have a material impact on the financial position or results of operations of the Company. The Company believes Year 2000 readiness related to critical information systems infrastructure is substantially complete.

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

Item 1. Legal Proceedings

      From time to time the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of its business. In addition, on March 30, 1999, a class action lawsuit was filed against the Company and certain of its officers, directors and stockholders in the United States District Court for the Southern District of Texas by John C. Weld, Jr., a stockholder who purchased 125 shares of the Company's common stock on August 3, 1998, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (the "Weld Suit"). The Company believes that the allegations of the Weld Suit are without merit and intends to defend the case vigorously. On July 23, 1999, the Company filed a motion to dismiss the Weld Suit. The United States District Court for the Southern District of Texas is not expected to render a final opinion on the motion to dismiss before the spring of 2000.

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


     27.1      Financial Data Schedule.


  (b)  Reports on Form 8-K

     The Company filed a News Release on Form 8-K dated August 5,
     1999 related to Stage Stores, Inc. second quarter 1999 sales results.

     The  Company  filed a News Release on Form 8-K dated  August
     19,  1999 related to Stage Stores, Inc. second quarter  1999 results of operations.

     The  Company filed a News Release on Form 8-K dated November
     4,  1999  related to Stage Stores, Inc. third  quarter  1999 sales results.

     The  Company filed a News Release on Form 8-K dated November
     11, 1999 related to Stage Stores, refinancing the accounts receivable credit facility.

     The Company filed a News Release on Form 8-K dated November
     18, 1999 related to Stage Stores, Inc. third quarter 1999 results of operations.



                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        STAGE STORES, INC.

December 7, 1999                        /s/ Carl E. Tooker
 (Date)                                 Carl E. Tooker
                                        Chairman, Chief Executive Officer
                                        and President
                                        (principal executive officer)


December 7, 1999                        /s/ James A. Marcum
 (Date)                                 James A. Marcum
                                        Vice Chairman and
                                        Chief Financial Officer
                                        (principal financial and
                                        accounting officer)