Form 10-K
period 2000-01-29
STAGE STORES INC
filed 2000-06-12
CIK 6885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K
(Mark One)
[X]     ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
  THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended January 29, 2000

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
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                 No.)

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

Indicate  by  check  mark whether the registrant  (1)  has
filed  all reports required to be filed by Section  13  or
15(d)  of  the Securities Exchange Act of 1934 during  the
preceding 12 months (or for such shorter period  that  the
registrant was required to file such reports), and (2) has
been  subject to such filing requirements for the past  90
days.
Yes     No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting common stock held by non-affiliates as of May 30, 2000 was $3,768,436.

At  May  30, 2000, there were 26,850,223 shares of  Common
Stock and 1,250,584 shares of Class B Common Stock outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE
None.

                             PART I

      References to a particular year are to the Company's fiscal year which is the 52 or 53 week period ending on the Saturday closest to January 31 of the following calendar year (e.g., a reference to "1999" is a reference to the fiscal year ended January 29, 2000).

ITEM 1.        BUSINESS

Recent Developments

     As a result of the Company's poor financial performance, lack of adequate trade support to fund its inventory working capital requirements, lack of sufficient financial flexibility and liquidity, and violations under certain covenants under its various debt agreements, the Company filed for protection under Chapter 11 of Title 11 of the United States Bankruptcy Code ("Chapter 11") on June 1, 2000 in the United States Bankruptcy Court for the Southern District of Texas ( the "Court"). The Company has negotiated a $450.0 million debtor-in-possession financing agreement (the "DIP Financing") with a lender to finance the Company's working capital requirements during Chapter 11 reorganization proceedings. On June 2, 2000, the Court approved among other things, the proposed DIP Financing subject to certain conditions. Under the Court's Interim Order, the Court limited the amount available under the DIP Financing to $385.0 million pending a Final Order. Proceeds under the DIP Financing will be used to retire the Company's existing Accounts Receivable Program and Senior Revolving Credit Facility (defined herein) and for general working capital purposes.

     Under Chapter 11, the Company will operate its business as debtor-in-possession, subject to the approval of the Bankruptcy Court for certain proposed actions. Additionally, one or more creditor committees will be formed and would have the right to review and object to any non-ordinary course of business transactions and participate in the formulation of any plan or plans of reorganization.

     As of the petition date, actions to collect pre-petition indebtedness are stayed and other contractual obligations may not be enforced against the Company. In addition, the Company may reject executory contracts and lease obligations, and parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all liabilities as of the petition date are subject to settlement under a plan of reorganization to be voted upon by all impaired classes of creditors and equity security holders and approved by the Bankruptcy Court.

General

      Stage Stores, Inc. (the "Company" or "Stage Stores") operates family apparel stores offering moderately priced, nationally recognized brand name apparel, accessories, cosmetics and footwear in approximately 500 small towns and communities throughout the United States. Stage Stores was formed in 1988 when the management of Palais Royal, together with several venture capital firms, acquired the family-owned Bealls and Palais Royal chains which were originally founded in the 1920's. The Company has developed a franchise focused on small markets offering a broad range of brand name merchandise with a high level of customer service in convenient locations.

      As a result of its small market focus, Stage Stores generally faces less competition for brand name apparel because consumers in small markets generally are able to shop for branded merchandise only in regional malls. In those small markets where the Company does compete for brand name apparel sales, such competition generally comes from local retailers, small regional chains and, to a lesser extent, national department stores. The Company believes it has a competitive advantage over local retailers and smaller regional chains due to its: (i) economies of scale, (ii) historically good vendor relationships and (iii) proprietary credit card program. The Company believes it has a competitive advantage in small markets over national department stores due to its experience with smaller markets. In addition, due to minimal merchandise overlap, Stage Stores generally does not directly compete for branded apparel sales with national discounters such as Wal-Mart.

      At January 29, 2000, the Company, through its wholly-owned subsidiary Specialty Retailers, Inc. ("SRI"), operated 648 stores (averaging approximately 16,000 selling square feet) in thirty-three states throughout the United States. Although the Company's stores may be operated under its "Stage", "Bealls" and "Palais Royal" trade names depending on the geographical market, the Company operates the vast majority of the stores under one concept and strategy. Approximately 70% of these stores are located in small markets and communities with populations at or below 30,000. The remainder of the Company's stores operate in metropolitan areas, such as Houston, Texas.

       The  Company's  merchandising  strategy  focuses  on   the
traditionally higher margin categories of women's, men's and children's branded apparel, accessories, cosmetics and footwear. Merchandise mix may vary from store to store to accommodate differing demographic factors. The Company currently purchases merchandise from a vendor base of approximately six hundred and fifty vendors. Over 85% of 1999 sales consisted of branded merchandise, including nationally recognized brands such as Levi Strauss, Liz Claiborne, Chaps/Ralph Lauren, Calvin Klein, Sag Harbor, Hanes, Nike, Reebok and Haggar Apparel. Levi accounted for approximately 6.4% of the Company's 1999 retail purchases. No other vendor accounted for more than 5%. In addition, the Company, through its membership in Associated Merchandising Corporation ("AMC"), a cooperative buying service, purchases imported merchandise for its private label program. The membership provides the Company with synergistic purchasing opportunities allowing it to augment its branded merchandise assortments. Private label merchandise purchased through AMC accounted for approximately 5% of the Company's total retail purchases for 1999.

     The Company offers a carefully chosen but broad selection of moderately-priced, branded merchandise which is divided into distinct departments as follows (percentages represent each department's contribution to Company sales):

    Department       1999  1998

Men's/Young Men       19%   20%
Misses Sportswear     15    15
Shoes                 12    11
Juniors               10    10
Children               8     9
Accessories & Gifts    8     8
Special Sizes          6     6
Cosmetics              5     5
Intimate               4     4
Dresses & Suits        3     3
Boys                   3     3
Activewear             3     2
Junior Dresses         2     2
Coats                  2     2
                     100%  100%


Employees

      During 1999, the Company employed an average of 15,686 full and part-time employees at all of its locations, of which 1,948 were salaried and 13,738 were hourly. The Company's central office (which includes corporate, credit and distribution center offices) employed an average of 607 salaried and 1,036 hourly employees during 1999. In its stores during 1999, the Company employed an average of 1,341 salaried and 12,702 hourly employees. Such averages will vary during the year as the Company traditionally hires additional employees and increases the hours of part-time employees during peak seasonal selling periods. There are no collective bargaining agreements in effect with respect to any of the Company's employees. The Company believes that relationships with its employees are good.


ITEM 2.        PROPERTIES

     The Company's corporate headquarters is located in a 130,000 square foot building in Houston, Texas. The Company leases the building and most of the land at its Houston facility. The Company owns a 450,000 square foot distribution center and a credit department facility, both located in Jacksonville, Texas. The Jacksonville distribution center and credit department facility collateralizes the Company's Credit Facility (as defined herein). See Note 6 to the Consolidated Financial Statements.


    At January 29, 2000, the Company operated 648 stores located in thirty-three states as follows:
                                    Number
                                      of
                       State        Stores
                      Alabama          4
                      Arizona          4
                      Arkansas        28
                      Colorado         7
                      Florida          2
                      Georgia          1
                      Illinois        15
                      Indiana         16
                      Iowa            13
                      Kansas          25
                      Louisiana       50
                      Maryland         1
                      Michigan         7
                      Minnesota       11
                      Mississippi     17
                      Missouri        22
                      Montana          6
                      Nebraska         4
                      Nevada           3
                      New Mexico      25
                      New York         2
                      Ohio            25
                      Oklahoma        66
                      Oregon           8
                      Pennsylvania     2
                      South Carolina   1
                      South Dakota     6
                      Texas          263
                      Virginia         1
                      Washington       4
                      West Virgina     1
                      Wisconsin        3
                      Wyoming          5
                      Total          648

     Full line stores range in size from approximately 4,100 to 68,000 selling square feet, with the average being approximately 16,000 selling square feet. The Company's stores are primarily located in strip shopping centers. All store locations are leased except for three Bealls stores and one Stage store, aggregating 138,000 selling square feet, which are owned. The majority of leases provide for a base rent plus contingent rentals, generally based upon a percentage of net sales.

ITEM 3.        LEGAL PROCEEDINGS

      From time to time the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of their business.

      On March 30, 1999, a class action lawsuit was filed against the Company and certain of its officers, directors and stockholders in the United States District Court for the Southern District of Texas by John C. Weld, Jr., a stockholder who purchased 125 shares of the Company's common stock on August 3, 1998, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (the "Weld Suit"). The Company believed that the allegations of the Weld Suit are without merit, and on July 23, 1999, the Company filed a motion to dismiss. United States District Judge Kenneth Hoyt entered an order on December 8, 1999 dismissing the Weld Suit. The order has been appealed by Mr. Weld.

      On March 28, 2000, the Company filed a lawsuit against Carl Tooker, the Company's former Chairman, Chief Executive Officer and President in the District Court of Harris County, Texas. The lawsuit is an action for damages arising from transactions Mr. Tooker engaged in or directed while serving as President, Chief Executive Officer and Chairman of the Board of Directors of the Company which transactions benefited him personally or were otherwise contrary to his duties as an officer and director. (See Form 8-K dated March 9, 2000). The suit also seeks recovery of debt owed by Mr. Tooker to the Company pursuant to loans and promissory notes Mr. Tooker caused the Company to make to him while serving in those capacities, and for conversion of stock collateral pledged to the Company to secure his indebtedness. The Company also seeks a mandatory injunction requiring Mr. Tooker to deposit into the registry of the Court all remaining stock collateral in his possession, and for a declaratory judgment that Mr. Tooker was properly terminated "for cause" under the terms of his employment agreement. The Company seeks to recover not less than an aggregate of $2,755,672, accrued interest, punitive damages, costs and reasonable attorneys' fees.

      On or about April 27, 2000 Mr. Tooker filed an Answer and Counterclaim against the Company and a Third Part Petition against the Company's Interim President, Chief Executive Officer and Chairman of the Board, John J. Wiesner, Martin Stringer, counsel to the Special Committee, and the law firm of McKinney & Stringer, P.C. The answer generally denies all allegations made by the Company. Mr. Tooker seeks damages from the Company of approximately $3.9 million, plus attorney's fees, interest, and costs for breach of his employment contract, and a like amount, including punitive damages, from the third-party defendants for alleged tortious interference with his employment contract. Mr. Tooker also seeks to impose a constructive trust on the $300,000 in the Company's possession for certain contractual benefits he claims to be due under his employment agreement. The remaining claims seek damages against the Company and in part against the third-party defendants, totaling $18 million, plus punitive damages, fees, interest and costs, on theories of defamation, civil conspiracy, breach of fiduciary duty and breach of duty of good faith and fair dealing. The case is in its initial development, prior to any discovery. The Company and the third-party defendants dispute his allegations and intend to vigorously defend all of Mr. Tooker's claims.

      In March 2000, eleven former employees of SRI d/b/a Palais Royal, filed two separate suits in the United States District Court for the Southern District of Texas against the Company, SRI and Mary Elizabeth Pena, arising out of alleged conduct occurring over an unspecified time while the plaintiffs were working at one or more Palais Royal stores in the Houston, Texas area. The plaintiffs allege that on separate occasions they were falsely accused of stealing merchandise and other company property and giving discounts for purchases against company policy. The suits accuse the defendants of defamation, false imprisonment, intentional infliction of mental distress, assault and violation of the Racketeer Influenced and Corrupt Organizations (RICO) Act. The claims seek unspecified damages for mental anguish, lost earnings, exemplary damages, treble damages, interest, attorneys' fees and costs. The Company denies the allegations and intends to vigorously defend the claims.

ITEM  4.         SUBMISSION  OF MATTERS TO A  VOTE  OF  SECURITY-
HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended January 29, 2000.

                             PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

     The Company's authorized common equity securities consist of par value $0.01 per share common stock ("Common Stock") and par value $0.01 per share Class B common stock ("Class B Common Stock"). Prior to April 16, 1998, the Common Stock was quoted on the NASDAQ National Market System under the symbol "STGE".
Beginning April 16, 1998, the Company's Common Stock started trading on the New York Stock Exchange under the symbol "SGE". As of May 30, 2000, there was one holder of Class B Common Stock and 299 holders of record of Common Stock. The following table sets forth, for the periods indicated, the high, low and closing prices for the Common Stock as reported by the New York Stock
Exchange:
                                      Common Stock Prices
                                    High     Low     Close
  Quarter ended May 2, 1998        $53.00   $35.75  $51.13
  Quarter ended August 1, 1998      53.75    25.00   25.44
  Quarter ended October 31, 1998    26.13     8.75   13.25
  Quarter ended January 30, 1999    15.00     6.75    8.00
  Quarter ended May 1, 1999          9.25     5.00    6.44
  Quarter ended July 31, 1999        8.13     5.06    6.44
  Quarter ended October 30, 1999     9.75     4.81    4.81
  Quarter ended January 29, 2000     5.00     1.38    1.38

    The Company has not declared or paid any cash dividends on its Common Stock since its initial public offering and does not expect to pay cash dividends for the foreseeable future. The Company anticipates that, for the foreseeable future, earnings will be reinvested in the business and used to service indebtedness. The Company's existing indebtedness limits its ability to pay dividends. The declaration and payment of dividends by the Company are subject to the discretion of the Board. Any future determination to pay dividends will depend on the Company's results of operations, financial condition, capital requirements, contractual restrictions under its current indebtedness and other factors deemed relevant by the Board.

      On June 6, 2000, the New York Stock Exchange informed the Company that the trading of the Company's stock will be suspended immediately. Following the suspension, application will be made by the New York Stock Exchange to the Securities and Exchange Commission to delist the Company's stock.

               ITEM 6.        SELECTED FINANCIAL DATA

      The following sets forth selected consolidated financial data for the periods indicated. The selected consolidated financial data were derived from, and should be read in conjunction with, the Company's Consolidated Financial Statements. All dollar amounts are stated in thousands, except for per share data.

                                               Fiscal Year
                                         1999              1998
Statement of operations data:
  Net sales                           $1,121,567         1,173,547
  Cost of sales and related
   buying, occupancy and
   distribution expenses                 897,117           839,238
  Gross profit                           224,450 (2)       334,309
  Selling, general and
   Administrative expenses               387,816 (3)       271,477
  Store opening and closure
   program costs                          44,986 (4)        10,192
  Operating income (loss)               (208,352)           52,640
  Interest, net                           48,634            46,471
  Income (loss) before income
   tax, extraordinary item and
   cumulative effect of change
   in accounting principle              (256,986)            6,169
  Income tax expense                      20,217 (5)         2,455
  Income (loss) before extraordinary
   item and cumulative effect of
   change in accounting principle       (277,203)            3,714
  Extraordinary item, net of
   tax, early retirement of debt            (749)              --
  Cumulative effect of change in
   accounting principle, net of tax,
   reporting costs of start-up
   activities                             (3,938)              --
  Net income (loss)                    $(281,890)            3,714

  Basic earnings per common
   share before extraordinary item
   and cumulative effect of change
   in accounting principle                $(9.89)            $0.13
  Basic earnings (loss) per
   common share                          $(10.06)            $0.13
  Basic weighted average common
   shares outstanding                     28,028            27,885
  Diluted earnings per common share
   before extraordinary item and
   cumulative effect of change in
   accounting principle                   $(9.89)            $0.13
  Diluted earnings (loss)
   per common share                      $(10.06)            $0.13
  Diluted weighted average
   common shares outstanding              28,028            28,428
Margin and other data:
  Gross profit margin                       20.0%             28.5%
  Selling, general and
   administrative expense rate              34.6%             23.1%
  Operating income (loss) margin           (18.6%)             4.5%
Store data:
  Comparable store sales growth             (7.0%)            (3.0%)
  Store Openings                              10                86
  Store Closings                              41                14
  Number of stores open at
   end of period                             648               679
  Total selling area square
   footage (thousands)                    10,290            10,548
Balance sheet data (at end of period):
  Working capital                      $(258,281)         $368,138
  Total assets                           554,687           857,680
  Long-term debt                             --            487,968
  Stockholders' equity (deficit)         (74,967)          204,392

                                              Fiscal Year
                                        1997              1996
Statement of operations data:
  Net sales                          $1,073,316          $776,550
  Cost of sales and related
   buying, occupancy and
   distribution expenses                730,179           532,563
  Gross profit                          343,137           243,987
  Selling, general and
   Administrative expenses              240,011           172,579
  Store opening and closure
   program costs                          8,686             2,838
  Operating income (loss)                94,440            68,570
  Interest, net                          38,277            45,954
  Income (loss) before income
   tax, extraordinary item and
   cumulative effect of change
   in accounting principle               56,163            22,616
  Income tax expense                     21,623             8,594
  Income (loss) before extraordinary
   item and cumulative effect of
   change in accounting principle        34,540            14,022
  Extraordinary item, net of tax,
   early retirement of debt             (18,295)          (16,081)
  Cumulative effect of change in
   accounting principle, net of tax,
   reporting costs of start-up
   activities                               --                --
  Net income (loss)                     $16,245           $(2,059)
  Basic earnings per common share
   before extraordinary item and
   cumulative effect of change in
   accounting principle                   $1.34             $0.91
  Basic earnings (loss) per
   common share                           $0.63            $(0.13)
  Basic weighted average common
   shares outstanding                    25,808            15,394
  Diluted earnings per common share
   before extraordinary item and
   cumulative effect of change in
   accounting principle                   $1.30             $0.88
  Diluted earnings (loss) per
   common share                           $0.61            $(0.13)
  Diluted weighted average common
   shares outstanding                    26,483            15,927
Margin and other data:
  Gross profit margin                      32.0%             31.4%
  Selling, general and
   administrative expense rate             22.4%             22.2%
  Operating income (loss) margin            8.8%              8.8%
Store data:
  Comparable store sales growth             4.1%              3.3%
  Store Openings                            301 (6)            69
  Store Closings                              9                10
  Number of stores open at
   end of period                            607               315
  Total selling area square
   footage (thousands)                    9,557             5,670
Balance sheet data (at end of period):
  Working capital                      $318,064          $235,219
  Total assets                          759,396           509,283
  Long-term debt                        395,248           298,453
  Stockholders' equity (deficit)        205,078            92,266

                                              Fiscal Year
                                        1995 (1)
Statement of operations data:
  Net sales                            $682,624
  Cost of sales and related buying,
   occupancy and distribution expenses  468,347
  Gross profit                          214,277
  Selling, general and
   Administrative expenses              149,102
  Store opening and closure
   program costs                          3,689
  Operating income (loss)                61,486
  Interest, net                          43,989
  Income (loss) before income tax,
   extraordinary item and cumulative
   effect of change in accounting
   principle                             17,497
  Income tax expense                      6,767
  Income (loss) before extraordinary
   item and cumulative effect of
   change in accounting principle        10,730
  Extraordinary item, net of tax,
   early retirement of debt                 --
  Cumulative effect of change in
   accounting principle, net of tax,
   reporting costs of start-up
   activities                               --
  Net income (loss)                     $10,730
  Basic earnings per common share
   before extraordinary item and
   cumulative effect of change in
   accounting principle                   $0.88
  Basic earnings (loss) per
   common share                           $0.88
  Basic weighted average
   common shares outstanding             12,255
  Diluted earnings per common
   share before extraordinary item
   and cumulative effect of change
   in accounting principle                $0.86
  Diluted earnings (loss)
   per common share                       $0.86
  Diluted weighted average
   common shares outstanding             12,483
Margin and other data:
  Gross profit margin                      31.4%
  Selling, general and
   administrative expense rate             21.8%
  Operating income (loss) margin            9.0%
Store data:
  Comparable store sales growth             0.8%
  Store Openings                             68
  Store Closings                              0
  Number of stores open at
   end of period                            256
  Total selling area square
   footage (thousands)                    4,886
Balance sheet data (at end of period):
  Working capital                      $170,108
  Total assets                          408,254
  Long-term debt                        380,039
  Stockholders' equity (deficit)        (72,314)

________________________

(1) 1995 includes 53 weeks. Comparable store sales growth for 1995 has been determined based on a comparable 52 week period.

(2) Includes $69.3 million of unusual charges related to store closings, lower of cost or market reserves for seasonal inventory and LIFO inventory reserves. See Item 7 "Significant Events" below.

(3) Includes $115.9 million of unusual charges related to the write down of long-lived assets, including goodwill, and certain other charges. See Item 7 "Significant Events" below.

(4)  Includes   $44.2  million  of  costs  associated  with   the
     Company's 1999 and 2000 store closure programs.  See Item  7
     "Significant Events" below.

(5) Includes a $89.5 million valuation allowance provided for certain deferred tax assets. See Item 7 "Significant Events" below.

(6)  Includes  104 stores acquired from C. R. Anthony Company  in
     1997 which were not converted to the Company's format and trade names until 1998.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

"Safe Harbor" Statement under the Private Securities Litigation

Reform Act of 1995.

      Certain items discussed or incorporated by reference herein contain forward-looking statements that involve risks and uncertainties including, but not limited to, the ability to obtain financing on terms reasonably satisfactory to the Company, the ability of the Company to obtain normal trade terms from its vendors, the ability of the Company to comply with the various covenant requirements contained in the Company's debt agreements and the demand for apparel. The demand for apparel can be affected by weather patterns, levels of competition, competitors' marketing strategies, changes in fashion trends, availability of product on normal payment terms and the failure to achieve the expected results of the Company's merchandising and marketing plans as well as its store opening and closing plans. The occurrence of any of the above have had and can continue to have a material and adverse impact on the Company's operating results. See "Risk Factors" below. Certain information herein contains estimates which represent management's best judgment as of the date hereof based on information currently available; however, the Company does not intend to update this information to reflect developments or information obtained after the date hereof and disclaims any legal obligation to the contrary.

General

      Overview. The Company operates family apparel stores offering moderately-priced, nationally recognized brand name apparel, accessories, cosmetics and footwear in approximately 500 small towns and communities throughout the United States. The
Company has recognized the high level of brand awareness and demand for fashionable, quality apparel by consumers in small markets and has identified these markets as a profitable and underserved niche. The Company has developed a franchise focused on small markets offering a broad range of brand name merchandise with a high level of customer service in convenient locations.

      At January 29, 2000, the Company, through its wholly-owned subsidiary Specialty Retailers, Inc., operated 648 stores (averaging approximately 16,000 selling square feet) in thirty-three states throughout the United States. Although the Company's stores may be operated primarily under its "Stage", "Bealls" and "Palais Royal" trade names depending on the geographical market, the Company operates the vast majority of the stores under one concept and strategy. Approximately 70% of these stores are located in small markets and communities with populations at or below 30,000. The remainder of the Company's stores operate in metropolitan areas, such as suburban Houston, Texas.

     Significant  Events.   As a result of  the  Company's  poor
financial performance, lack of adequate trade support to fund its inventory working capital requirements, lack of sufficient financial flexibility and liquidity, and violations under certain covenants under its various debt agreements, the Company filed for protection under Chapter 11 of Title 11 of the United States Bankruptcy Code ("Chapter 11") on June 1, 2000 in the United States Bankruptcy Court for the Southern District of Texas ( the "Court"). The Company has negotiated a $450.0 million debtor-in-possession financing agreement (the "DIP Financing") with a lender to finance the Company's working capital requirements during Chapter 11 reorganization proceedings. On June 2, 2000, the Court approved among other things, the proposed DIP Financing subject to certain conditions. Under the Court's Interim Order, the Court limited the amount available under the DIP Financing to $385.0 million pending a Final Order. Proceeds under the DIP
Financing will be used to retire the Company's existing Accounts Receivable Program and Senior Revolving Credit Facility (defined herein) and for general working capital purposes.

     Under Chapter 11, the Company will operate its business as debtor-in-possession, subject to the approval of the Bankruptcy Court for certain proposed actions. Additionally, one or more creditor committees will be formed and would have the right to review and object to any non-ordinary course of business transactions and participate in the formulation of any plan or plans of reorganization.

     As of the petition date, actions to collect pre-petition indebtedness are stayed and other contractual obligations may not be enforced against the Company. In addition, the Company may reject executory contracts and lease obligations, and parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all liabilities as of the petition date are subject to settlement under a plan of reorganization to be voted upon by all impaired classes of creditors and equity security holders and approved by the Bankruptcy Court.

     As a result of the Company's poor financial performance for 1999, the Company performed a cash flow analysis as required under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and Accounting Principles Board Opinion No. 17. This analysis resulted in the Company recording an impairment loss of $41.7 million in 1999, consisting of $26.0 million in incremental depreciation and amortization related to property, equipment and leasehold improvements associated with underperforming stores and $15.7 million related to goodwill. The impairment loss is included in selling, general and administrative expense in the accompanying statement of operations. As a result of the impact of the Company's Bankruptcy Filing on June 1, 2000 on estimated future cash flows, the Company reevaluated the recoverability of its remaining goodwill. Based upon this re-evaluation, the Company wrote-off the remaining balance of goodwill amounting to $67.9 million and other intangible assets amounting to $1.0 million during 1999.

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 filing and circumstances relating to this event, including the Company's highly leveraged financial structure and recurring losses from operations as reflected in the consolidated financial statements, such realization of assets and liquidation of liabilities is subject to uncertainty. Further, a plan of reorganization could materially change the amounts reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of a plan of reorganization. Additionally, there will likely be additional store closures as part of the reorganization process which would result in additional adjustments. The ability of the Company to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with debtor-in-possession agreements and the ability to generate sufficient cash from operations and financing sources to meet obligations. Additionally, the accompanying consolidated financial statements do not include any adjustments that would be required if the Company were in liquidation.

     Substantially all of the Company's liabilities are subject to settlement under reorganization proceedings. The Company's debt to banks and bondholders is in default of the terms of the applicable loan agreements, notes and debentures. For financial reporting purposes, those liabilities and obligations have been classified as current liabilities. The ultimate adequacy of security for any secured debt obligations and settlement of all liabilities and obligations cannot be determined until a plan of reorganization is confirmed.

    On  March 9, 2000, the Company announced that it had completed  a
new  $35.0  million  senior revolving credit facility.   The  new
facility increased the current borrowing capacity of the  Company to $235.0 million when combined with its existing $200.0 million revolving credit facility. Both facilities will expire on June
14,  2002.   The  new  $35.0 million facility  is  secured  by  a
perfected  first priority security interest on the  inventory  of the Company.  Additionally, the Company granted the lenders under the existing $200.0 million revolving credit facility a secondary lien on $50.0 million of inventory as well as a first lien on store furniture and fixtures and certain other assets. The $50.0 million secondary lien will be reduced by any amounts outstanding under the new $35.0 million senior revolving credit facility. Therefore, the maximum lien on the Company's inventory is $50.0 million under the combined facilities. Under the terms of the new credit facility, the Company will issue warrants to the lenders to purchase 7.5% of the Company's outstanding common
stock.   The exercise price under the warrants will be determined
based  upon the average closing price of the Company's stock  for the 30 days following the date of commitment. The warrants will expire on March 6, 2003. The Company repaid amounts outstanding under the Senior Revolving Credit Facility with proceeds from its
DIP Financing. See "Liquidity and Capital Resources" below as well as Note 6 to the Consolidated Financial Statements.
  On February 22, 2000, the Company announced the departure of Carl Tooker who was Chairman, Chief Executive Officer and President of the Company. The Company stated that Mr. Tooker's departure was the result of an inquiry conducted by a special committee consisting of all of the non-management members of the Board of Directors, which reviewed transactions between the Company and Mr. Tooker. The effect of the transactions has been included in the Company's results for prior periods and are not material to the financial condition or operations of the Company; however, these transactions had not been properly reported to the Company's Board of Directors. With Mr. Tooker's departure, the Board will oversee operations and coordinate the search for a new Chief Executive Officer. The Board has appointed Director John
J. (Jack) Wiesner Chairman, Interim Chief Executive Officer and President. The other members of the Board have agreed to assist
Mr. Wiesner as necessary. The Company is actively conducting a search for a new Chief Executive Officer. In addition, certain other members of senior management have resigned from the
Company.   The duties of these members of senior management  have
been reassigned to existing members of management.
On February 3, 2000, the Company announced that its bank lending group had amended certain provisions contained within its $200.0 million Credit Facility Agreement. The amendment, which was effective as of that date, waived the Company's compliance with the financial covenants contained in the credit agreement for the fourth quarter of 1999. In addition, the amendment revised the financial covenants for the first three quarters of 2000 as well as the requirements under the clean down provision.

    During the fourth quarter of 1999, the Company recorded certain significant pretax charges aggregating $205.7 million. Of the total, $62.0 million was charged to cost of sales, $115.9 million was charged to selling, general and administrative ("SG&A") expenses while the balance of $27.8 million was charged to store opening and closure program costs. With respect to the charge to cost of sales, $54.0 million related to a lower of cost or market reserve for excess fall clearance inventory and inventory to be liquidated in connection with the store closure program announced on February 3, 2000 (see below) while $8.0 million was a LIFO charge resulting from an overall decrease in the level of inventory at year end. The charge to SG&A expenses for the fourth quarter is comprised of a $110.6 million write down of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 and Accounting Principles Board Opinion No. 17 (of this amount, $84.6 million relates to goodwill and other intangibles and the remaining amount relates to other long-lived assets), a $2.8 million provision against certain miscellaneous receivables, $0.6 million associated with severance for the Company's work force reduction program and $1.9 million associated with certain costs related to the refinancing of the Company's accounts receivable program completed in November 1999. The store opening and closure costs of $27.8 million for the fourth quarter reflect the costs associated with additional store closures announced on February 3, 2000. In addition, income tax expense includes an $89.5 million valuation allowance recorded during the fourth quarter related to certain deferred tax assets (see Note 11 - Income Taxes to the Consolidated Financial Statements).

    On November 9, 1999, the Company completed a refinancing of the existing term and revolving certificates outstanding under its
Accounts   Receivable  Program  (see  Note  4  to  the  Company's
Consolidated  Financial  Statements).   In  connection  with  the
refinancing, the Company's special purpose off-balance sheet trust (the "Trust") replaced the previously existing term and revolving certificates with new term and revolving certificates
(the  "New  Certificates").   The New Certificates  provided  the
Company with a maximum availability of $329.9 million, subject to the amount of receivables held in the Trust. Based upon the amount of receivables in the Trust at the time of closing, the
Company  received approximately $292.4 million of  proceeds.   Of
this amount, approximately $259.3 million was used to retire  the
outstanding   balances  under  the  previously   existing   Trust
certificates,  which  were  scheduled  to  begin  amortizing   in
December of 1999. The remainder of the proceeds were used to redeem the previously existing $30.0 million aggregate principle amount of SRI Receivables Purchase Co., Inc. ("SRPC") 12.5% Trust certificate-backed notes and to pay for other costs associated with the refinancing. In connection with the refinancing, the
Company   recorded   an   after-tax   extraordinary   charge   of
approximately $0.7 million in the fourth quarter of 1999 related to the early retirement of debt. The Company also recorded an additional $1.9 million of pretax costs in selling, general and administrative ("SG&A") expenses associated with the refinancing during the fourth quarter of 1999. The Company redeemed the New Certificates with proceeds from its DIP Financing.

    During the second quarter of 1999, the Company announced a store closure program under which the Company closed approximately 35 under performing stores during the last three quarters of the
year.   In connection with the store closure program, the Company
recorded  a  total  of $23.7 million of pretax costs  during  the second  and  third  quarters of 1999, of which  $7.3  million  is included  in cost of sales while the remaining $16.4  million  is
included  in  store opening and closure program  costs.   Of  the
total   $23.7  million  of  costs,  approximately  $2.5   million
represented severance and lease termination costs, approximately $2.5 million represented operating costs for the stores in the closure program during the second and third quarters of 1999, approximately $7.3 million represented a lower of cost or market reserve related to the inventory to be liquidated in the stores in the closure program while the balance related primarily to the write-off of fixed assets and intangibles associated with the stores in the closure program.

    The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated
Financial Statements included elsewhere herein.
Results of Operations

      The following sets forth the results of operations as a percentage of sales for the periods indicated:
                                           Fiscal Year
                                    1999      1998       1997
      Net sales                    100.0%    100.0%     100.0%
      Cost of sales and related
        buying, occupancy and
        distribution expenses       80.0      71.5       68.0
      Gross profit margin           20.0      28.5       32.0
      Selling, general and
          administrative expenses   34.6      23.1       22.4
      Store opening and closure
        program costs                4.0       0.9        0.8
      Operating income (loss)
        margin                     (18.6)      4.5        8.8
      Net interest expense           4.3       4.0        3.6
        Income (loss) before
        income tax, extraordinary
        item and cumulative
        effect of change in
        accounting principle       (22.9)%     0.5%       5.2%

1999 Compared to 1998

     Sales for the year ended January 29, 2000 decreased 4.4% to $1,121.6 million from $1,173.5 million for the year ended January 30, 1999. The decrease in sales for 1999 reflects, among other things, the net reduction of 31 stores during the year and a 7.0% decline in comparable store sales. Management believes the majority of the decline in comparable store sales was attributable to (i) the impact on the first quarter of the aggressive management of the Company's inventory levels throughout the 1998 fall selling season, (ii) the impact on the second and third quarters of the Company's more conservative promotional cadence throughout the two periods and (iii) the impact on the fourth quarter of the softness in the Company's sales during the Christmas selling period.

     The Company's aggressive inventory management activities that were put into place during the 1998 fall selling season negatively impacted the Company's merchandise mix and, to a lesser extent, the Company's customer base. As a result, the Company began the first quarter with significantly lower levels of inventory on a comparable store basis as compared to the prior year's first quarter levels, particularly with respect to clearance merchandise. The lower levels of clearance inventory, as well as the continued aggressive pricing on this clearance merchandise throughout February, was a significant contributor to the decline in comparable store sales for the first quarter. In addition, sales for the Easter selling period were softer than expected as a result of lower than planned inventory levels during the period.

     Sales results for the second and third quarters were negatively impacted by a reduction in the number of promotional events and a lower level of price discounting as compared to the same periods in the prior year. While the Company anticipated that this strategy would negatively impact sales, the more conservative promotional cadence was designed to improve merchandise margins by increasing the sell-through of regular priced goods. In addition, comparable store sales for the third quarter were negatively impacted by a reduction in the level of clearance activities during the early part of the quarter as compared to last year. Due to inventory management initiatives that the Company put into place during the early part of 1999, the level of seasonal clearance merchandise on hand at the beginning of the third quarter of 1999 was significantly below last year's level and, therefore, sales for the third quarter of 1999 were negatively impacted as compared to the third quarter of 1998.

     Finally, management believes that the weakness in sales over the Christmas holiday period reflects an increased level of competitive promotional activity during the period as well as inventory management issues during the fourth quarter of 1999. As a result, the Company ended the year with an abnormally high portion of its inventory in fall clearance product which has required significant markdowns to sell during the first quarter of 2000. As a result, the Company recorded a lower of cost or market reserve for this seasonal inventry during the fourth quarter (see Item 7 "Significant Events" above and further discussion below).

     Gross profit decreased 32.8% to $224.5 million for 1999 from $334.3 million for 1998. Gross profit, as a percent of sales, decreased to 20.0% for the current year from 28.5% for the prior year. The lower gross profit percentage for 1999 reflects, among other things, (i) the impact of the increased level of promotional activity utilized during the fourth quarter of 1999,
(ii) the negative sales leverage associated with the Company's fixed buying, occupancy and distribution expenses which are included in cost of goods sold, (iii) lower vendor discounts on new store inventory purchases and reduced levels of store grand opening sales, which typically carry a higher level of gross margin, as a result of the reduction in the number of new stores opened during 1999 as compared to 1998, (iv) the recording of lower of cost or market reserves during the second and fourth quarters aggregating $61.3 million, (v) an $8.0 million LIFO charge relating to an overall decrease in inventories which resulted in the liquidation of certain high cost historical inventory layers and (vi) higher than anticipated net shrinkage expense. The lower of cost or market reserves recorded during these two periods relate to inventory to be liquidated in conjunction with store closures and the excess Christmas clearance inventory as discussed above. The decline in the gross profit percentage was partially offset by higher merchandise margins during the second and third quarters of the current year resulting from a reduction in the level of clearance sales and a more conservative promotional cadence followed during these periods.

     SG&A expenses for 1999 increased 42.8% to $387.8 million from $271.5 million in the comparable period of 1998 and, as a percent of sales, increased to 34.6% from 23.1% in the comparable period last year. SG&A expenses for 1999 reflect, among other things, a $110.6 million write down of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 and Accounting Principles Board Opinion No. 17 consisting of increased depreciation and amortization of $26.0 million related to property, equipment and leasehold improvements associated with underperforming stores and associated goodwill and other intangibles of $84.6 million, a $2.8 million provision against certain miscellaneous receivables, $0.6 million of severance for workforce reduction programs and $1.9 million associated with certain costs related to the refinancing of the Company's Accounts Receivable Program which was completed in November 1999. SG&A expenses for the current year benefited from an increase in the fair value of the Company's retained interest in its accounts receivable trust, the result of which is included in SG&A expenses, reduced payroll and payroll related costs and the Company's continuing efforts in controlling SG&A expenses. The reduction in payroll related costs was primarily associated with reduced vacation expense resulting from a change in the Company's employee benefit program during the first quarter of this year. The current year SG&A expenses also benefited from a reduction in operating costs associated with the stores included in the store closure program which was implemented during the second quarter of 1999.

     Store  opening and closure program costs for 1999  of  $45.0 million reflect $0.8 million of costs associated with 10 new stores opened during 1999, as well as costs associated with the Company's store closure programs.

     As a result of the factors discussed above, the Company had an operating loss of $208.4 million for 1999 as compared to operating income of $52.6 million for the comparable period in 1998.

     Net  interest  expense  for 1999  increased  4.5%  to  $48.6 million from $46.5 million for the comparable period in 1998 due to a higher level of average borrowings outstanding and an increase in overall borrowing rates.

      Income tax expense for 1999 of $20.3 million includes an $89.5 million valuation allowance provided for certain deferred tax assets.

     As a result of the foregoing, the Company's net loss, before extraordinary item and the cumulative effect of change in accounting principle, for the year ended January 29, 2000 was $277.2 million as compared to net income of $3.7 million for the year ended January 30, 1999.

     In connection with the adoption of SOP 98-5, the Company recorded the cumulative effect of change in accounting principle, net of tax, of $3.9 million during the first quarter of 1999. The charge reflects the write-off of the unamortized organizational costs associated with the Company's accounts receivable trust and credit card bank. During the fourth quarter of 1999, the Company recorded an extraordinary item, net of tax, of $0.7 million in connection with the early retirement in November 1999 of the $30.0 million aggregate principal amount of SRPC 12.5% Trust certificate-backed notes.

1998 Compared to 1997

     Sales for the year ended January 30, 1999 increased 9.3% to $1,173.5 million from $1,073.3 million for the year ended January 31, 1998. The increase in sales was primarily due to an approximately $132.8 million increase in sales from stores opened or acquired during 1998 and 1997 which are not included in comparable store sales, partly offset by a 3.0% decline in comparable store sales. Management believes the majority of the decline in comparable store sales was attributable to (i) the extreme hot weather and drought conditions during the second quarter of 1998 in a substantial portion of the Company's market area, (ii) the unseasonably warm weather which existed throughout the majority of the 1998 Christmas selling period, (iii) the implementation of a "value pricing" program on selected private label merchandise and (iv) the aggressive but prudent management of the Company's inventory levels throughout the fall selling season.

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

     Gross profit decreased 2.6% to $334.3 million in 1998 from $343.1 million in 1997. Gross profit as a percent of sales decreased to 28.5% in 1998 from 32.0% in 1997. Contributing to the decline in gross profit were the higher levels of markdowns designed to stimulate traffic during the adverse weather conditions in the second quarter and the aggressive discounting and promotional activity during the second half of the year designed to drive unit sales and liquidate seasonal merchandise. In addition, the lower gross profit percentage reflects the impact of fixed buying, occupancy, and distribution expense components included in cost of goods sold in relation to lower sales levels as well as higher shrinkage expense.

     Selling, general and administrative expenses increased 13.1% to $271.5 million in 1998 from $240.0 million in 1997. Selling, general and administrative expenses as a percent of sales for 1998 increased to 23.1% from 22.4% in 1997. Factors contributing to the increase in selling, general and administrative expenses as a percent of sales were the negative leverage resulting from the reduced sales level and the increased promotional expense associated with the aggressive management of the Company's inventory level discussed above. Advertising expenses as a percentage of sales were 4.3% in 1998 as compared to 3.7% in 1997. Offsetting these increases were approximately $5.6 million of certain duplicative and one-time costs associated with the CR Anthony acquisition which were incurred in 1997 as well as the positive impact of the Company's newly formed credit card bank which has allowed the Company to charge its customers a service charge and late fee rate structure consistent with other national apparel retailers.

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


                                            Fiscal Year 1999
                                 Q1          Q2          Q3          Q4
       Net sales              $262,591    $269,848    $264,327    $324,801
       Gross profit             70,359      74,021      77,203       2,867
       Operating inc. (loss)     8,391      (8,332)     12,560    (220,971)
       Quarters' operating
        income as a pecent
        of annual                  N/A         N/A         N/A         N/A
       Income (loss) before
        extraordinary item
        and cummulative
        effect of a change in
        accounting principle    (2,269)    (15,091)        224    (260,067)
       Net income (loss)        (4,671)    (15,091)        224    (262,352)

                                            Fiscal Year 1998
                                 Q1          Q2          Q3          Q4
       Net sales              $272,788    $271,805    $271,605    $357,349
       Gross profit             87,225      82,239      75,252      89,593
       Operating inc. (loss)    25,278      12,678       7,226       7,458
       Quarters'operating
        income as a percent
        of annual                   48%         24%         14%         14%
       Income (loss) before
        extraordinary item and
        cummulative effect of
        change in accounting
        principle                9,035         765      (3,152)     (2,934)
        Net income (loss)        9,035         765      (3,152)     (2,934)



      The Company does not believe that inflation had a material effect on its results of operations during the past two years.
However, there can be no assurance that the Company's business will not be affected by inflation in the future.

Liquidity and Capital Resources

     As a result of the Company's poor financial performance, lack of adequate trade support to fund its inventory working capital requirements, lack of sufficient financial flexibility and liquidity, and violations under certain covenants under its various debt agreements, the Company filed for protection under Chapter 11 of Title 11 of the United States Bankruptcy Code ("Chapter 11") on June 1, 2000 in the United States Bankruptcy Court for the Southern District of Texas ( the "Court"). The Company has negotiated a $450.0 million debtor-in-possession financing agreement (the "DIP Financing") with a lender to finance the Company's working capital requirements during Chapter 11 reorganization proceedings. On June 2, 2000, the Court approved among other things, the proposed DIP Financing subject to certain conditions. Under the Court's Interim Order, the Court limited the amount available under the DIP Financing to $385.0 million pending a Final Order. Proceeds under the DIP Financing will be used to retire the Company's existing Accounts Receivable Program and Senior Revolving Credit Facility and for general working capital purposes.

     If the Company receives a Final Order approving the DIP Financing as proposed, management believes there should be sufficient liquidity to fund the Company's working capital requirements during the reorganization proceedings; however there can be no assurances the entire $450.0 million DIP Financing will be approved by the Court.

     Under Chapter 11, the Company will operate its business as debtor-in-possession, subject to the approval of the Bankruptcy Court for certain proposed actions. Additionally, one or more creditor committees will be formed and would have the right to review and object to any non-ordinary course of business transactions and participate in the formulation of any plan or plans of reorganization.

     As of the petition date, actions to collect pre-petition indebtedness are stayed and other contractual obligations may not be enforced against the Company. In addition, the Company may reject executory contracts and lease obligations, and parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all liabilities as of the petition date are subject to settlement under a plan of reorganization to be voted upon by all impaired classes of creditors and equity security holders and approved by the Bankruptcy Court.

      Total working capital decreased $626.4 million to a deficit of $258.3 million at January 29, 2000 from $368.1 million at January 30, 1999. The most significant changes in working capital were: (i) a decrease of $80.2 million in inventories associated with the net reduction of 31 stores during 1999 as well as certain significant charges and reserves recorded during the fourth quarter of 1999 aggregating $62.0 million, as discussed in "Results of Operations" above, and (ii) a reduction of $28.2 million in undivided interest in accounts receivable trust due to a higher level of borrowings outstanding under the Company's Accounts Receivable Program, of which $30.0 million of the increase represents borrowings related to the retirement of the SRPC notes in November 1999, and (iii) the reclassification of long-term debt of $492.4 million to current as a result of certain covenant violations under the respective debt agreements.

      The Company's primary capital requirements are for working capital, debt service and capital expenditures. Cash interest payments were $45.5 million in 1999. Capital expenditures are generally for new store openings, remodeling of existing stores and facilities, customary store maintenance and operating system enhancements and upgrades. Capital expenditures were $22.0 million during 1999 as compared to $88.7 million in 1998. Capital expenditures during 1999 were primarily related to 10 new store openings, remodeling of existing stores and the implementation of a new merchandising system. Management estimates that capital expenditures will be approximately $15.0 million for 2000. As discussed above, all of the Company debt has been classified as current in the accompanying financial statements.

Recent Accounting Pronouncements

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivative financial instruments be recorded in the financial statements. SFAS No. 133 is effective for the Company in the first quarter of 2001, and the Company is in the process of ascertaining the impact this new standard will have on its financial statements. In March 2000, the FASB issued interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation which provides guidance for certain issues arising from the application of APB Opinion No. 25; the Company is currently evaluating the impact of application of this interpretation on its financial statements.

Risk Factors

     Current Bankruptcy Proceeding: As a result of the Company's poor financial performance, lack of adequate trade support to fund its inventory working capital requirements, lack of sufficient financial flexibility and liquidity, and violations under certain covenants under its various debt agreements, the Company filed for protection under Chapter 11 of Title 11 of the United States Bankruptcy Code on June 1, 2000 in the United States Bankruptcy Court for the Southern District of Texas. Under Chapter 11, the Company will operate its business as debtor-in-possession, subject to the approval of the Bankruptcy Court for certain proposed actions. Additionally, one or more creditor committees will be formed and would have the right to review and object to any non-ordinary course of business transactions and participate in the formulation of any plan or plans of reorganization. There can be no assurances that the Company will be successful in reorganizing under Chapter 11 which could result in liquidation.

      Leverage and Restrictive Covenants: Due to the level of the Company's indebtedness under the DIP Financing, any material or adverse development affecting the business of the Company could significantly limit its ability to withstand competitive pressures or adverse economic conditions, to take advantage of expansion opportunities or other significant business opportunities that may arise, to meet its obligations as they become due or to comply with the various covenant requirements contained in the Company's DIP Financing. In addition, the Company's DIP Financing imposes operating and financial restrictions on the Company and certain of its subsidiaries. Such restrictions limit the Company's ability to incur additional indebtedness, to make dividend payments and to make capital expenditures in excess of authorized amounts.

      Availability of Merchandise Product on Normal Trade  Terms:
The Company is highly dependent on obtaining merchandise product on normal trade terms. Due to the Company's recent financial performance, some of the Company's key vendors have become more restrictive in granting trade credit through either reducing the Company's credit lines or shortening payment terms. In addition, the majority of the Company's factors have required letters of credit to partially secure the credit lines that these factors have provided to the Company. The tightening of credit from the vendor or factor community has had a material adverse impact on the Company's business and financial condition.

     Economic and Market Conditions: A substantial portion of the Company's operations are located in the central United States. In addition, many of the Company's stores are situated in small towns and rural environments that are substantially dependent upon the local economy. The retail apparel business is dependent upon the level of consumer spending, which may be adversely affected by an economic downturn or a decline in consumer confidence. An economic downturn, particularly in the central United States and any state (such as Texas) from which the Company derives a significant portion of its net sales, could have a material and adverse effect on the Company's business and financial condition.

      The Company's success depends, in part, upon its ability to anticipate and respond to changing consumer preferences and fashion trends in a timely manner. Although the Company attempts to stay abreast of emerging lifestyle and consumer preferences affecting its merchandise, any sustained failure by the Company to identify and respond to such trends could have a material and adverse effect on the Company's business and financial condition.

      The Company's business is seasonal and its quarterly sales and profits traditionally have been lower during the first three fiscal quarters of the year (February through October) and higher during the fourth fiscal quarter (November through January). In addition, working capital requirements fluctuate throughout the year, increasing substantially in October and November in anticipation of the holiday season due to requirements for significantly higher inventory levels. Any substantial decrease in sales for the last three months of the year could have a material and adverse effect on the Company's business and financial condition.

      The Company's business depends, in part, on normal weather patterns across its markets. Any unusual weather patterns in the Company's markets can have a material and adverse impact on the Company's business and financial condition.

       Competition: The retail apparel business is highly competitive. Although competition varies widely from market to market, the Company faces substantial competition, particularly in its Houston area markets, from national, regional and local department and specialty stores. Some of the Company's competitors are considerably larger than the Company and have substantially greater financial and other resources. Although the Company currently offers branded merchandise not available at certain other retailers (including large national discounters) in its small market stores, there can be no assurance that existing or new competitors will not carry similar branded merchandise in the future, which could have a material and adverse effect on the Company's business and financial condition.

      Dependence on Key Personnel: The success of the Company depends to a large extent on its management team. Certain members of senior management, including the former Chief Executive Officer, the Chief Financial Officer, the Chief Merchandising Officer and the Chief Information Officer have departed from the Company. Although the responsibilities of these individuals have been reassigned to other members of management, their departure could have a material adverse effect on the Company's business and financial condition.

     Consumer Credit Risks - Private Label Credit Card Portfolio:
Sales under the Company's private label credit card program represent a significant portion of the Company's business. In recent years, some retailers have experienced substantial increases in the rate of charge-offs in their credit card portfolios. Any significant deterioration in the quality of the Company's accounts receivable portfolio or any adverse changes in laws regulating the granting or servicing of credit (including late fees and the finance charge applied to outstanding balances) could have a material and adverse effect on the Company's business and financial condition.

      Interest Rate Risk: Borrowings under the Company's DIP Financing bear a floating rate of interest. If market rates of interest increase, the Company's financial results could be materially and adversely affected. See "Liquidity and Capital Resources."

       Centralized Operations: The Company's buying, credit, distribution and other corporate operations are highly centralized in three main locations. The Company's operations could be materially affected if a catastrophic event (such as, but not limited to, fire, hurricanes or floods) impacts use of these facilities. There can be no assurances that the Company would be successful in obtaining alternative servicing facilities in a timely manner if such a catastrophic event should occur.

     Year 2000 Compliance: The Company is currently not aware of any Year 2000 problems with its information systems or peripheral systems and hardware. However, the success to date of the Company's Year 2000 efforts cannot guarantee that a Year 2000 problem affecting its systems or those of its major third party vendors will not become apparent in the future. In the event that the Company or any of its major third party vendors does encounter any Year 2000 problems, the Company's business or operations could be adversely affected.

      The aggregate cost that was paid to third parties who assisted in the Company's Year 2000 efforts was approximately $2.5 million. These costs were expensed as incurred. These amounts did not include any costs associated with the implementation of contingency plans or the costs associated with the replacement of information systems, hardware or equipment, substantially all of which was capitalized.

ITEM  7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET RISK

     See: "Risk Factors", above.


ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See "Index to Financial Statements and Schedules" included on page 31 for information required under this Item 8.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS  ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table lists the names, ages and all positions held by the directors and executive officers of Stage Stores as of June 1, 2000:
       Name            Age                    Position
   John Wiesner        62   Chairman, Interim Chief Executive Officer
                            and President
   Ernest Cruse        49   Senior Vice President Director of Stores
   Barry Gold          57   Executive Vice President Administration
                            and Assistant to CEO
   Ron Lucas           52   Executive Vice President, Human Resources
   Charles Sledge      34   Senior Vice President Finance, Treasurer
                            and Corporate Secretary
   Jack Bush           65   Director
   Harold Compton      52   Director
   Robert Huth         54   Director
   Richard Jolosky     65   Director
   Carl Tooker         52   Director

      Mr. Wiesner, who had been a Director since July 1997, was appointed Chairman, Interim Chief Executive Officer and President in February 2000 upon the departure of Carl Tooker, the Company's former Chairman, Chief Executive Officer and President. Prior to joining the Company, Mr. Wiesner held varying positions at CR Anthony, including Chairman of the Board, Chief Executive Officer from 1987 to 1997. Mr. Wiesner is also a Director of Lamonts, Elder-Beerman, Inc. and Loewen Group, Inc. and an advisory director of Fiesta Foods, Inc.

      Mr.  Cruse  has  been with the Company since  1966  and  is currently Senior Vice President, Director of Stores. Prior to assuming this position, Mr. Cruse was Senior Vice President of Planning and Allocation from February 1999 to February 2000, Senior Vice President, Territorial Manager of Stores from February 1997 to February 1999, Vice President, Regional Manager of Stores from September 1995 to February 1997, and Vice President, District Manager of Stores from February 1984 to September 1995.

     Mr. Gold joined the Company in March 2000 as Executive Vice President, Administration and Assistant to the Chief Executive Officer. Prior to joining the Company, Mr. Gold was Executive Vice President of Operations, Logistics and Loss Prevention since March 1998 for Jumbo Sports. Jumbo Sports filed a voluntary Chapter 11 Petition under the Federal bankruptcy laws on January 1, 1999. Mr. Gold previously served as Executive Vice President of Stores and Operations for L. Luria and Son, a specialty retailer, from 1996 to 1998. L. Luria and Son filed for protection under Chapter 11 of the Bankruptcy Code on August 13, 1997. Prior to that he served as Chief Financial Officer of The Flax Art and Design Company, Inc. and Vice Chairman/Chief Operating Officer of Fisher Big Wheel.

     Mr. Lucas joined the Company in July 1995 as Senior Vice President, Human Resources and was promoted to Executive Vice President, Human Resources in March 1998. Between 1987 and 1995, Mr. Lucas served as Vice President, Human Resources at two different divisions of Limited, Inc., the Limited Stores Division and Lane Bryant. Previously, he spent seventeen years at the Venture Stores Division of May Co. where from 1985 to 1987 he was Vice President, Organization Development.

      Mr. Sledge joined the Company in April 1996 as Vice President, Controller and was promoted to Senior Vice President Finance and Treasurer in April 1999. Prior to joining the Company, Mr. Sledge was a Senior Audit Manager with PricewaterhouseCoopers, LLP, where he was employed since 1989.

      Mr. Bush has been a Director since December 1997. Mr. Bush is also President of Raintree Partners, Inc., a management consulting firm where he has served since 1995. He served as Chairman, Director and Chief Executive Officer of Jumbo Sports from December 1997 to March 1999. Jumbo Sports filed a voluntary Chapter 11 Petition under the Federal bankruptcy laws on
January 1, 1999. He also serves as a Director of TeleQuip Company and Chairman of the Strategic Board of Directors of the College of Business and Public Administration at the University of Missouri. From August 1991 to August 1995, Mr. Bush was President, a Director and a consultant to Michaels Stores, Inc. From April 1996 to April 1999, he served as Chief Concept Officer of Aaron Bros. Holding Company. Mr. Bush is also Chairman of an internet company, IdeaForest.com.

     Mr.  Compton  has  been a Director since  March  1997.   Mr.
Compton is currently Chief Executive Officer of CompUSA, Inc. From September 1994 to March 2000, Mr. Compton was President of CompUSA Stores and from August 1994 to February 2000, he served as Executive Vice President of CompUSA, Inc. Mr. Compton served as President and Chief Operating Officer of Central Electric Inc. from December 1993 to August 1994 and as Executive Vice President-Operations & Human Resources of HomeBase, Inc. from 1989 to 1993. Mr. Compton is also a Director of Linens `N Things, Inc.

      Mr. Huth has been a Director since March 1997. Mr. Huth is currently Director, Chief Executive Officer and President of David's Bridal where he has served since May 1999. Previously, he served as Director, President and Chief Operating Officer of David's Bridal from 1995 to May 1999. Prior to joining David's Bridal, Mr. Huth served as Director, Executive Vice President and Chief Financial Officer of Melville Corporation from 1987 to 1995.

      Mr. Jolosky has been a Director since March 1997. From January 1996 until his retirement in October 1999, Mr. Jolosky was President and Vice Chairman of Payless ShoeSource, Inc. Mr. Jolosky served as President and Chief Executive Officer of Silverman Jewelry Company from 1995 to 1996 and as Chief Executive Officer of the Richard Allen Company from 1992 to 1995.

      Although Mr. Tooker was terminated as President and Chief Executive Officer and ceased serving as Chairman of the Board of Directors on February 21, 2000, he continues to serve as a Director until the expiration of his term at the Company's annual shareholders meeting which is unscheduled as of June 1, 2000.

   DIRECTOR AND OFFICER AND TEN PERCENT STOCKHOLDER SECURITIES
                             REPORTS

   Federal securities laws require the Company's directors and officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission, the New York Stock Exchange and the Secretary of the Company initial reports of ownership and reports of changes in ownership of the Common Stock of the Company.

      To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports are required, during 1999, all of the Company's officers, directors and greater-than-ten-percent beneficial owners made all required filings except the following: the Form 4 for the March 1999 period for Ron Lucas and the former executives of the Company, Carl Tooker, James Marcum, Stephen Lovell, Jim Bodemuller and Gregg Kennedy, were not filed on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Directors

   Directors who are full-time employees or affiliates of the Company, including John Wiesner subsequent to his appointment on February 21, 2000 as Chairman, Interim Chief Executive Officer and President, receive no additional compensation for serving on the Board of Directors. Directors who are not full-time employees or affiliates of the Company, namely Messrs. Bush, Compton, Huth, Jolosky and Wiesner (prior to February 21, 2000), receive quarterly cash compensation of $5,000 for services rendered as Director and $1,000 for each committee meeting the Director attends. In addition, such Directors are eligible for annual option grants which vest over a four year period. During 1999, such directors did not receive any option grants. Mr. Wiesner also received monthly compensation under a preexisting severance agreement he had with C. R. Anthony Co., which the Company acquired in 1997.

Summary Compensation Table

      The following summarizes, for the fiscal years indicated, the principal components of compensation for the Company's Chief Executive Officer (the "CEO") and the four highest compensated executive officers (collectively, the "named executive officers") as of January 29, 2000. Sections omitted are not applicable.




                                               Annual Compensation
                                                                  Other
                                                                  Annual
                                 Fiscal    Salary     Bonus    Compensation
Name and Principal Position       Year      ($)       ($)(1)        ($)

Carl Tooker,             (4)      1999     795,000        --      510,950  (5)
 Former Chairman, Chief           1998     758,333        --      137,658  (6)
 Executive Officer and President  1997     683,438    645,000     119,341  (7)

James Marcum,           (20)      1999     437,500        --       36,812  (8)
 Former Director, Vice Chairman   1998     420,833        --       62,539  (9)
 and Chief Financial Officer      1997     377,563    322,000     110,945 (10)

Stephen Lovell,         (11)      1999     437,500        --       34,201 (12)
 Former Vice Chairman and         1998     420,833        --       62,404 (13)
 Chief Field Operations Officer   1997     363,044    322,000     527,017 (14)

Gregg Kennedy,          (21)      1999     325,000        --       15,169 (15)
 Former Executive VP and          1998      99,375     15,000      20,921 (16)
 Chief Merchandising Officer      1997         --         --          --

Jim Bodemuller,         (21)      1999     308,333        --       32,025 (17)
 Former Executive VP and          1998     292,624        --       16,485 (18)
 Chief Information Officer        1997     188,493    187,000      23,679 (19)


                                                Long-term
                                               Compensation
                                                  Awards

                                                       Securities
                                           Restricted  Underlying    All Other
                                 Fiscal      Stock      Options/       Comp.
Name and Principal Position       Year       ($)(2)     SARs (#)       ($)(3)

Carl Tooker,            (4)       1999       212,500     45,000        4,448
 Former Chairman, Chief           1998       744,750     35,000        9,282
 Executive Officer and President  1997     3,225,000     50,000        9,282

James Marcum,          (20)       1999        93,750     20,000        1,934
 Former Director, Vice Chairman   1998       372,375     42,000        2,127
 and Chief Financial Officer      1997       806,250     15,000        1,483

Stephen Lovell,        (11)       1999        93,750     20,000        1,934
 Former Vice Chairman and         1998       372,375     42,000        3,232
 Chief Field Operations Officer   1997       806,250     15,000        2,332

Gregg Kennedy,         (21)       1999        93,750     40,000        2,819
 Former Executive VP and          1998           --      12,000        1,140
 Chief Merchandising Officer      1997           --         --           --

Jim Bodemuller,        (21)       1999        62,500     12,500        4,448
 Former Executive VP and          1998       211,013     25,000        6,781
 Chief Information Officer        1997       161,250     35,000        1,832
_______________________________
(1) Amounts  reflect bonuses earned during the fiscal year covered
   (and paid during the subsequent fiscal year).

(2) Represents   the  restricted  stock  awards   to   the   named
   executives multiplied by the market price of the underlying common stock as of the grant date. These shares are subject to various vesting requirements.

(3) Amounts reflect premiums paid for life insurance coverage.

(4) Mr. Tooker's employment with the Company was terminated on February 21, 2000.

(5) Amount shown reflects the value realized upon the exercise  of
   options  for  common  stock of $460,899  during  1999.   Value
   realized  is based upon the fair market value of the stock  at
   the  exercise  date  minus the exercise price.   Amount  shown
   also reflects the value realized upon the issuance of common stock pursuant to vested restricted stock awards of $34,313
   during  1999.   Value realized is based upon the  fair  market
   value of the stock at the date of vesting. Amount shown also reflects automobile allowance of $12,000 and health insurance benefits of $3,739 paid to Mr. Tooker during 1999.

(6) Amount shown reflects imputed interest on executive loans of $78,263, a distribution related to options vested of $38,000, housing allowance of $5,000, automobile allowance of $12,000 and health insurance benefits of $4,395 paid to Mr. Tooker during 1998.

(7) Amounts shown reflects imputed interest on executive loans of $45,685, a distribution related to options vested of $38,000, housing and automobile allowances of $32,000 and health insurance benefits of $3,656 paid to Mr. Tooker during 1997.

(8) Amount shown reflects the value realized upon the issuance of common stock pursuant to vested restricted stock awards of $17,156 during 1999. Value realized is based upon the fair
   market  value  of  the stock at the date of  vesting.   Amount
   shown also reflects housing allowance of $2,011, automobile allowance of $12,000 and health insurance benefits of $5,645 paid to Mr. Marcum during 1999.

(9) Amount  shown  reflects imputed  interest  on  executive loans  of  $24,977,  housing allowance of $18,777,  automobile allowance  of $12,000 and health insurance benefits of  $6,785 paid to Mr. Marcum during 1998.

(10) Amount  shown  reflects  moving  expenses  of  $74,490, imputed  interest on executive loans of $20,485,  housing  and
   automobile   allowances  of  $12,000  and   health   insurance
   benefits of $3,970 paid to Mr. Marcum during 1997.

(11) Mr.  Lovell  ceased  serving as Chief  Field  Operations
   Officer  on  February 22, 2000 and left the Company  on  March
   31, 2000.

(12) Amount shown reflects the value realized upon the issuance of common stock pursuant to vested restricted stock awards of $17,156 during 1999. Value realized is based upon the fair market value of the stock at the date of vesting. Amount shown also reflects automobile allowance of $12,000 and health insurance benefits of $5,045 paid to Mr. Lovell during 1999.

(13) Amount shown reflects imputed interest on executive loans of $42,880, automobile allowance of $12,000 and health insurance benefits of $7,524 paid to Mr. Lovell during 1998.

(14) Amount shown reflects the value realized by Mr. Lovell
   upon the exercise of options for common stock of $485,941 during 1997. Value realized is based upon the fair market value of the stock at the exercise date minus the exercise price. Amount shown also reflects imputed interest on executive loans of $25,015, housing and automobile allowances of $12,000, and health insurance benefits of $4,061 paid to Mr. Lovell during 1997.

(15) Amount   shown  reflects  moving  expenses   of   $240,
   automobile allowance of $12,000 and health insurance benefits of $2,929 paid to Mr. Kennedy during 1999.

(16) Amount shown reflects moving expenses of $20,921 paid to Mr.
   Kennedy during 1998.

(17) Amount shown reflects the value realized upon the issuance of common stock pursuant to vested restricted stock awards of $9,722 during 1999. Value realized is based upon the fair market value of the stock at the date of vesting. Amount shown also reflects moving expense of $7,118, automobile allowance of $12,000 and health insurance benefits of $3,185 paid to Mr. Bodemuller during 1999.

(18) Amount shown reflects automobile allowance of $12,000 and
   health   insurance   benefits   of   $4,485   paid   to    Mr.
   Bodemuller during 1998.

(19) Amount reflects moving expenses of $20,270, housing and automobile allowances of $2,000 and health insurance benefits of $1,409 paid to Mr. Bodemuller during 1997.

(20) Mr. Marcum resigned from the Company effective May 1, 2000.

(21) Messers. Bodemuller and Kennedy resigned from the Company effective May 26, 2000.

Option/SAR Grants During 1999

      The following discloses options granted during 1999 to the named executive officers:

                 Individual Grants

               Number of  % of Total
               Securities   Options/
               Underlying     SARs
                Options/   Granted to
                 SAR's     Employees
                Granted    in Fiscal       Exercise or    Expiration
   Name          (#)(1)     Year (%)      Base Price ($)     Date

Carl Tooker      45,000       9.04            7.25          3/31/09

James Marcum     20,000       4.02            7.25          3/31/09

Stephen Lovell   20,000       4.02            7.25          3/31/09

Gregg Kennedy    40,000       8.04            7.56          2/12/09

Jim Bodemuller   12,500       2.51            7.25          3/31/09


                 Potential Realizable Value at Assumed
                Annual Rates of Stock Price Appreciation
                           for Option Term

                            5%          10%
                          Annual       Annual
                          Growth       Growth
   Name                  Rate ($)     Rate ($)

Carl Tooker              205,177      519,958

James Marcum              91,190      231,093

Stephen Lovell            91,190      231,093

Gregg Kennedy            190,241      482,107

Jim Bodemuller            56,994      144,433

___________________

(1)  All  of  such options were granted under the 1996  Incentive
     Plan. The options granted under the Stock Option Plan are subject to vesting.

Aggregated  Option/SAR Exercises During 1999  and  1999  Year-End
Option/SAR Values

     The following summarizes exercises of stock options (granted in prior years) by the named executive officers during 1999, as well as the number and value of all unexercised options held by the named executive officers at the end of 1999:

                     Shares
                   Acquired on           Value
    Name           Exercise (#)      Realized ($)(1)

 Carl Tooker         75,782              460,899
 James Marcum           --                   --
 Stephen Lovell         --                   --
 Gregg Kennedy          --                   --
 Jim Bodemuller         --                   --



                         Number of
                         Securities         Value of
                         Underlying        Unexercised
                        Unexercised        In-the-Money
                        Options/SARs      Options/SARs at
                        at FY-End (#)      FY-End ($)(2)

                        Exercisable/       Exercisable/
     Name               Unexercisable      Unexercisable

 Carl Tooker           133,211/238,341         --/--
 James Marcum          117,463/106,364         --/--
 Stephen Lovell         70,096/115,836         --/--
 Gregg Kennedy           3,000/49,000          --/--
 Jim Bodemuller         23,750/48,750          --/--

___________
(1) Value realized is based upon the fair market value of the stock at the exercise date minus the exercise price.

(2) Value is based upon the closing price of the Common Stock on January 28, 2000 of $1.38 minus the exercise price.


Employment Agreements

   At year-end, the named executive officers had employment agreements with the Company which provided for their initial base salaries as well as annual incentive bonuses as agreed to with the Compensation Committee. The employment agreements also provide for annual performance reviews, salary increases at the discretion of the Compensation Committee and participation in all other bonus and benefit plans available to executive officers of the Company. The employment agreements in effect for the named executive officers for the fiscal year ended January 29, 2000 may vary slightly from officer to officer. The details are contained in copies of the various agreements referenced as exhibits attached to the Form 10-K.

   Generally, the employment agreements provide that if the Company terminates an officer other than for good cause (as defined in the respective employment agreements), the officer would be entitled to two times his base salary. In addition, the officer would be entitled to his targeted bonus amounts, any accrued  or  unpaid bonus, salary and deferred compensation,  any expense allowances and any earned but unpaid benefits under the Company's benefit plans (the "Additional Payments"). In addition, any unvested stock options and restricted stock awards would continue to vest during this two year period. (In the case of Mr. Tooker, his employment agreement provided for three times base salary and the Additional Payments described above if terminated without cause. Since both Mr. Tooker and Mr. Lovell were terminated for cause on February 21, 2000 and March 31, 2000 respectively, they are not entitled to payments under their respective employment agreements nor do their vesting rights extend past the date of termination). In the event the Company elects not to permit the automatic renewal of an officer's employment contract at the end of a term (one year), or in the event an officer is terminated or resigns for good reason (as defined in the respective employment agreements) following a change of control, the employment agreements provide that the respective individual would be entitled to three times his base salary plus the Additional Payments described above. In the event of a change of control of the Company in which the Company does not survive, all unvested options for the purchase of Common Stock and restricted stock held by the aforementioned individuals would vest immediately and the respective individual would also be entitled to certain other payments as specified in the employment agreements. The employment agreements also contain certain non-compete and confidentiality provisions. Each of the employment agreements renews annually in accordance with its terms. As a result of his dismissal from the Company for cause, the Company is not obligated to make any payments to Mr. Tooker under his employment agreement. Additionally, as a result of their resignation from the Company after year-end, the employment agreements for Messrs. Marcum, Bodemuller and Kennedy terminated.

Company Retirement Plans

Retirement Plan

   The Stage Stores, Inc. Retirement Plan (the "Plan") is a qualified defined benefit plan. Benefits under the Plan are administered through a trust arrangement providing benefits in the form of monthly payments or a single lump sum payment. The Plan covers substantially all employees who have completed one year of service with 1,000 hours of service as of June 30, 1998. Effective June 30, 1998, the Plan was frozen. There were no future benefit accruals after that date. Any service after that date will continue toward vesting and eligibility for normal and early retirement.

   The Plan is administered by the retirement plan committee (the "Retirement Committee"), and the Company appoints its three to five members. All determinations of the Retirement Committee are made in accordance with the provisions of the Plan in a uniform and nondiscriminatory manner.

   Generally, a participant is eligible for a benefit on his/her normal retirement date, which is the later of age 65 or the fifth anniversary of the date of hire. A participant may elect an early retirement benefit if he/she is at least 55 years old, has ten (10) Years of Service (as defined below) and retires from active employment with the Company. Early retirement benefits are reduced according to a formula established in the Plan based upon each full month that the participant's age is less than 65 on the date the payments commence. If a participant who is vested terminates employment, he/she is entitled to a deferred benefit payable at his/her normal retirement date or an earlier date, if requested, but not before age 55.

   The amount of a participant's retirement benefit is based on each Year of Credited Service (as defined below) and on his/her earnings for that year. The individual yearly benefits are then totaled to determine the annual benefit at age 65. The annual amount of the participant's normal retirement benefit is derived, subject to certain limitations, by adding (i) 1% of earnings up to $30,600 plus 1-1/2% of the excess of such earnings over $30,600 for each Year of Credited Service earned on or after July 1, 1989 through December 31, 1991, (ii) 1% of earnings up to $31,800 plus 1-1/2% of the excess of such earnings over $31,800 for each Year of Credited Service earned after December 31, 1991 and (iii) 1% of earnings up to $42,500 plus 1-1/2% of the excess of such earnings over $42,500 for each Year of Credited Service earned after December 31, 1994 through June 30, 1998. The normal retirement benefit formula produces an annual benefit which is paid to the participant in equal monthly installments. The standard form of payment for a single participant is a monthly benefit payable for the participant's life only. The standard form of payment for a married participant is a 50% joint and survivor benefit, which provides a reduced monthly benefit to the participant during his/her lifetime, and 50% of that benefit to the participant's spouse for his/her lifetime in the event of the participant's death. Other forms of the payment are also provided including lump sum payouts, but they require participant election. In addition, the Retirement Committee may elect to pay the benefit equivalent of a benefit payable at normal retirement date in the form of a lump sum payment, if the lump sum payment does not exceed $5,000.

   Any participant who is credited with 1,000 or more hours of service in a calendar year receives a "Year of Service", while any participant who is credited with 1,284 or more hours of service in a calendar year receives a "Year of Credited Service". Years of Service determine a participant's eligibility for benefits under the Plan, and the percentage vested in those benefits. After five Years of Service, a participant is 100% vested.

   The Plan is funded entirely by Company contributions that are held by a trustee for the exclusive benefit of the participants. The Company voluntarily agreed to contribute the amounts necessary to provide the assets required to meet the future benefits payable to Plan participants. Under the Retirement Plan, contributions are not specifically allocated to individual participants.

The Benefit Equalization Plan

   The Specialty Retailers, Inc. Benefit Equalization Plan (the "Equalization Plan") is a non-qualified defined benefit plan which is intended to replace the benefits that cannot be provided under the terms of the Retirement Plan on account of certain limitations imposed under the Internal Revenue Code (for example, the Retirement Plan cannot consider compensation for a participant which is in excess of $160,000 when determining the participant's benefit). Effective June 30, 1998, the Equalization Plan was frozen. There were no future benefit accruals after that date. Any service after that date will continue toward vesting and eligibility for normal and early retirement. The Equalization Plan is unfunded. However, upon a change of control as defined in the Equalization Plan, the Company is required to deposit into a rabbi trust sufficient funds to cover all obligations then accrued under the Equalization Plan. The Equalization Plan was terminated May 31, 2000.

Supplemental Employee Retirement Plan

   In  1996,  the  Company adopted the Specialty Retailers,  Inc.
Supplemental Executive Retirement Plan (the "SERP"). The SERP provides for supplemental retirement benefits for certain key executives of the Company upon retirement at or after age 65 with at least fifteen (15) years of credited service with the Company. The SERP provides for annual retirement compensation of 50% of the retiree's average annual base salary for the three years preceding retirement, less amounts received under the Company's defined benefit retirement plans. Participants in the SERP may elect to receive reduced early retirement benefits at or after age 55 with at least fifteen (15) years of credited service. Upon a change in control as defined in the SERP, the Company is required to deposit into a rabbi trust, sufficient funds to cover all obligations then accrued under the SERP. If a participant's employment is terminated after a change in control by the Company without cause or by the participant for good reason, the participant will be fully vested in the benefit that would have been payable at age 55. This amount will be paid to the participant in a lump sum upon termination of employment.

   The SERP was terminated by the Board of Directors on March  7,
2000.   At  the  time of termination, there were no  participants
eligible for benefits under this plan.

Company Deferred Compensation Plan

   The Specialty Retailers, Inc. Deferred Compensation Plan (the "Deferred Compensation Plan") provides executive officers and other key employees of the Company with the opportunity to participate in an unfunded, deferred compensation program that is not qualified under the Code. Generally, the Code and the
Employee  Retirement  Income Security Act of  1974,  as  amended, restrict contributions to a 401(k) plan by highly compensated employees. The Deferred Compensation Plan is intended to allow participants to defer income at the same rates as those employees not restricted by such regulations. Under the Deferred Compensation Plan, participants may defer up to 15% of their salary and bonus (not otherwise covered by the Company's 401(k)
plan) and earn a rate of return based on select indices chosen by each participant. The Company may, but is not obligated to, establish a grantor trust for the purposes of holding assets to provide benefits to the participants. The Company will match 50% of the first 6% of each participant's contributions to the Deferred Compensation Plan not otherwise covered by the Company's 401(k) plan. Company contributions vest over five years of service.

   The Deferred Compensation Plan was terminated by the Board of Directors on March 7, 2000. The Company paid the participants their appropriate account balances during April 2000.

Compensation Committee Report

   The Compensation Committee of the Board of Directors is responsible for administering and making recommendations to the Board of Directors the amount of compensation of senior executives of the Company. During 1999, the Compensation Committee consisted of Messrs. Compton and Jolosky.

   The Company's executive compensation programs are designed to align the interests of senior management with those of the Company's stockholders. There are three key components of executive compensation: base salary, pay for performance (bonus plan), and long-term performance incentive. It is the intent of these programs to attract, motivate and retain senior executives. It is the philosophy of the Compensation Committee to allocate a significant portion of cash compensation to variable performance-based compensation in order to reward executives for high achievement.

Base Salary

  The salaries for senior executives are based upon a combination of  factors  including  past individual performance,  competitive
salary   levels,  and  an  individual's  potential   for   making
significant contributions to future Company performance.

Bonus Plan

   Each of the named executive officers and certain other key personnel of the Company participate in an executive/management bonus plan (the "Bonus Plan") The Bonus Plan provides for annual bonus awards based upon individual performance and actual operating results compared to planned operating results. Bonus payments are subject to modification at the discretion of the Compensation Committee. Due to the Company's poor 1999 performance, no bonuses were paid to the named executive officers for such year. In addition, during 1999, the Compensation Committee recommended and the Board of Directors approved a special bonus plan designed to retain certain key executives. No bonuses were paid to the named executive officers under this bonus plan.

Stock Options and Restricted Stock

   Stock options and restricted stock are an important component of senior executive compensation. The 1993 Stock Option Plan and the 1996 Equity Incentive Plan were designed to motivate senior executives and other key employees to contribute to the long-term growth of stockholder value. Generally, options granted under such plans have been, and are expected to be, granted with a price equal to the market price of the Common Stock on the date of the grant and vest over four years. This approach is designed to encourage the creation of long-term stockholder value since the full benefit of such options cannot be realized unless the stock price exceeds the exercise price. Restricted stock is generally issued with long-term vesting schedules. This approach provides a retention incentive for the recipient as well as the creation of long-term stockholder value. Pursuant to the 1996 Equity Incentive Plan, the Compensation Committee recommended, and the Board of Directors approved, an award of restricted stock to the named executive officers during 1999 as follows: Mr. Tooker - 34,000 shares; Mr. Marcum - 15,000 shares; Mr. Lovell - 15,000 shares; Mr. Kennedy - 15,000 shares; and Mr. Bodemuller - 10,000 shares. These awards vest 25% per year on each of the first through fourth anniversaries of the grant date. The vesting rights applicable to grants made to Mr. Tooker and Mr. Lovell are limited by virtue of their termination.

Chief Executive Officer

   The compensation policies described above applied as well to the compensation of Mr. Tooker. The Compensation Committee was directly responsible for making recommendations to the Board of Directors for approval of Mr. Tooker's salary level and all awards and grants to Mr. Tooker under incentive components of the compensation program. The overall compensation package of Mr. Tooker was designed to recognize the fact that he bore primary
responsibility   for  increasing  the  value   of   stockholders'
investments. Accordingly, a substantial portion of Mr. Tooker's compensation was incentive-based, providing greater compensation as direct and indirect financial measures of stockholder value increase. Mr. Tooker's compensation was thus structured and administered to motivate and reward the successful exercise of these qualities.

  Mr. Tooker's base compensation for 1999 was directly related to the Company's overall performance for 1998, as measured by financial and other criteria such as: (i) the financial performance of the Company, (ii) the performance of the senior management team and (iii) other related qualitative factors. Due to the Company's poor 1999 performance, no bonus was paid to Mr. Tooker for such year. As previously discussed, Mr. Tooker left employment with the Company on February 22, 2000.

Conclusion

   Through the programs described above, a significant portion of the Company's executive compensation is linked directly to corporate performance and stock price appreciation. The Compensation Committee believes that existing compensation policies and programs are competitive and effectively align executive compensation with the Company's goal of maximizing the return to stockholders.

   The Compensation Committee has determined that it is unlikely that the Company would pay amounts during 2000 that would result in the loss of a federal income tax deduction under Section 162(m) of the Code, and accordingly, had not recommended that any special actions be taken or that any plans or programs be revised at this time in light of such provision.

   Harold Compton and Richard Jolosky, Compensation Committee

                        PERFORMANCE GRAPH

   The following graph compares the value of $100.00 invested on October 25, 1996 (the date of the initial public offering ("IPO") of the Company) through January 28, 2000 (the last day of public trading in fiscal 1999 at the closing price on the New York Stock Exchange ("NYSE")) in the Common Stock, the S&P 500 and the S&P 500 Retail. The return of the indices is calculated assuming reinvestment of dividends during the period presented. The Company has not paid any dividends since its IPO. The stock price performance shown on the graph below is not necessarily indicative of future price performance.



              COMPARISON OF CUMULATIVE TOTAL RETURN
                    AMONG STAGE STORES, INC.,
                   S&P 500 AND S&P 500 RETAIL




   -- Line Graph Showing Comparison of Cummulative Total Return --
   --   Among Stage Stores, Inc., S&P 500 and S&P 500 Retail    --



  Date     Stage Stores, Inc.   S&P 500 Retail       S&P 500
10/25/96        $100.00            $100.00           $100.00
 1/31/97        $105.30             $94.86           $112.16
 1/30/98        $235.04            $139.19           $139.86
 1/29/99         $48.48            $221.45           $182.62
 1/28/00          $8.33            $237.77           $194.05

     Prior to April 16, 1998, the Company's Common Stock was quoted on the NASDAQ National Market System under the symbol
"STGE". Beginning April 16, 1998, the Company's Common Stock started trading on the NYSE under the symbol "SGE".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

   The table below sets forth certain information regarding ownership of Common Stock as of either May 30, 2000 or based on the latest filings made under Section 13 (d) and 13 (g) of the Securities Exchange Act of 1934 and assuming exercise of options exercisable within sixty days of May 30, 2000 by (i) each person or entity who owns of record or beneficially 5% or more of the Common Stock, (ii) each director and named executive officer and
(iii) all directors and named executive officers as a group. Each such stockholder is assumed to have sole voting and investment power as to the shares shown. Known exceptions are noted. As of May 30, 2000, 1,250,584 shares of Class B Common Stock were outstanding, all of which is owned by Court Square Capital Limited, a subsidiary of Citigroup Inc.


                                   Number of     Percentage
                                   Shares of     Shares of
        Name                      Common Stock  Common Stock

5% Stockholders
 Brookside Capital Partners         3,980,472      14.2%
  Fund, L.P.
  Two Copley Place
  Boston, MA 02116
 AXA Financial, Inc.                2,646,900       9.4%
  1290 Avenue of the Americas
  New York, NY 10104
 Citigroup Inc. (1)                 2,549,548       9.1%
  153 East 53rd Street
  New York, NY 10043
 Lord, Abbett & Co.                 2,451,689       8.7%
  90 Hudson Street
  Jersey City, NJ 07302
 Thomson Horstman & Bryant,         2,250,400       8.0%
  Inc.
  Park 80 West, Plaza Two
  Saddle Brook, NJ 07663
 The Bear Stearns Companies         2,228,800       7.9%
  Inc.
  245 Park Avenue
  New York, NY 10167
 Wellington Management              2,062,800       7.3%
  Company, LLP.
  75 State Street
  Boston, MA 02109
Directors and Executive Officers
  John Wiesner                          6,750          *
  Ernest Cruse                         12,954          *
  Barry Gold                                0          *
  Ron Lucas                            60,054          *
  Charles Sledge                       16,200          *
  Jack E. Bush                          8,750          *
  Harold Compton                        5,000          *
  Robert Huth                           9,000          *
  Richard Jolosky                       5,000          *
  All executive officers and
directors as a group (9 persons)     126,208         .45%
_____________________________________
* Less than 1%.

(1) Citigroup Inc. beneficially owns shares (including Class B Common Stock) through its subsidiaries Citicorp Venture Capital, Court Square Capital Limited and other subsidiaries. Citicorp Venture Capital owns 600,296 shares of Common Stock, Court Square owns 370,068 shares of Common Stock and 1,250,584 shares of non-voting Class B Common Stock and other subsidiaries of Citigroup Inc. own 328,600 shares of Common Stock. Each share of non-voting Class B Common Stock is convertible, subject to certain restrictions, into shares of Common Stock.

(2) Messrs. Tooker, Marcum, Lovell, Kennedy and Bodemuller are no longer officers of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Loans

  The Company had loans outstanding at January 29, 2000 to certain executive officers of the Company in the aggregate principal amount of $2,974,686.

  As of January 29, 2000, Mr. Tooker had six loans from the Company outstanding. Mr. Tooker owed the Company $1,109,692 in principal and accrued interest on the loans, which was the largest aggregate amount of indebtedness outstanding owed by Mr. Tooker to the Company at any time during the 1999 fiscal year. The principal balances and rates of interest on the loans are $140,000 (5.70%), $203,200 (5.70%), $175,000 (5.88% up to
7/15/99; 12.0% thereafter), $125,000 (5.74% up to 9/15/99;  12.0%
thereafter), $200,000 (8.50%) and $200,000 (9.0%).   On  February
20, 2000, the Special Committee of the Board determined that a loan in the principal amount of $300,000 was part of the "Ranch Transaction" as described below in "Other Transactions" and should be reflected on the books of the Company as a loan repayment when Mr. Tooker caused the Company to purchase this property and pay him an amount he claimed as his equity in such property. The Company is seeking from Mr. Tooker the full amount of its loss in connection with this transaction, including the amount credited to payment of this loan and has filed suit to recover such amounts.

  As of January 29, 2000, Mr. Marcum had five loans from the Company outstanding. Mr. Marcum owed the Company $498,125 in principal and accrued interest on these loans, which was the largest aggregate amount of indebtedness outstanding owed by Mr. Marcum to the Company at any time during the 1999 fiscal year. The principal balances and rates of interest on the loans are $115,000 (5.70%), $75,000 (5.70%), $165,000 (5.88% up to
7/15/99; 12.0% thereafter), $12,500 (8.50%) and $100,000  (9.0%).
A News Release regarding Mr. Marcum's resignation was issued by the Company May 24, 2000. As of June 1, 2000, Mr. Marcum's loans with the Company had been repaid in full.

  As of January 29, 2000, Mr. Lovell had six loans from the Company outstanding. Mr. Lovell owed the Company $565,544 in principal and accrued interest on the loans, which was the largest aggregate amount of indebtedness outstanding owed by Mr. Lovell to the Company at any time during the 1999 fiscal
year.   The principal balances and rates of interest on the loans
are $150,000 (6.30%), $125,000 (5.87%), $142,679 (5.93%), $25,000
(8.50%), $20,000 (9.0%) and $71,815 (9.0%). On may 31, 2000,  the
Company and Mr. Lovell entered into a settlement agreement which resolved all outstanding loans and other issues between the Company and Mr. Lovell.

  As of January 29, 2000, Mr. Lucas had three loans from the Company outstanding. Mr. Lucas owed the Company $683,043 in principal and accrued interest on the loans, which was the largest aggregate amount of indebtedness owed by Mr. Lucas to the Company at any time during the 1999 fiscal year. The principal balances and rates of interest on the loans are $377,195 (5.98% up to 4/29/99; 12.0% thereafter), $145,000 (8.5%) and $107,298
(9.0%). Arrangements have been made with Mr. Lucas to repay the remaining balances outstanding under his loans.

Consulting Services

    Beginning in March 2000, Mr. Bush began providing certain consulting services to the Company. Under his consulting agreement with the Company, Mr. Bush receives a specified daily consulting rate plus reimbursement of any expenses he incurs while performing such consulting services.

Other Transactions

    Mr. Tooker's  departure  as  President  and  Chief  Executive
Officer follows an inquiry conducted by a Special Committee consisting of all of the non-management members of the Board of Directors, which reviewed certain transactions between the Company and Mr. Tooker. The effects of the transactions reviewed have been reflected in the Company's results for prior periods, and the Committee believes they are not material to the financial condition or operations of the Company. However, these transactions had not been properly reported to the Company's Board of Directors.

  Specifically, the Special Committee determined that the Company purchased Mr. Tooker's personal residence in 1997 at a price specified by him, and assumed all liability for the property, including upkeep and existing debt payments, until it was sold in 1999 (the "Ranch Transaction"). The Company sustained a loss of $806,556 as a result of this transaction. Although the payment of these funds has been reflected in the Company's books and records, this transaction was not previously disclosed in prior filings with the SEC, nor was it approved by the Board of Directors.

  In another transaction, it was determined that in May, 1997 the Company entered into a severance agreement and a separate consulting contract in connection with the separation of an employee who shortly thereafter became Mr. Tooker's spouse. The Company recorded in its books and records payments to or for the benefit of his spouse beginning in May, 1997, and ending in August 1998, totaling $608,317.48, without the knowledge or approval of the Board of Directors. Additionally, these transactions were not previously disclosed in prior filings with the SEC. The Special Committee also determined that while employed by the Company in 1996 and 1997, this employee entered into transactions with a company with whom her sister was believed to be affiliated, in which the Company paid a total of $313,260 for purchases of clothing inventory. The Special Committee did not find any overcharges with respect to the inventory purchases.

    Demand has been made upon Mr. Tooker to reimburse the Company for the unauthorized payments regarding his personal residence and the severance paid to his spouse. In addition, the Company has demanded repayment by Mr. Tooker of outstanding loans he obtained from the Company, with interest thereon, totaling approximately $1.1 million. Some of these loans are secured by collateral which includes securities of the Company.

    The  Special Committee further determined that during the years
1997   through   1999,  the  Company  maintained  a   contractual
relationship with Stage Planning and Design, Inc. ("SPAD"), believed to be a wholly-owned subsidiary of U.S. Builders, Inc., to manage the construction of store openings and remodeling. Under the terms of this agreement, the Company was required to and did reimburse or pay direct all of SPAD's costs, including all payroll expenses. In 1997, the Company paid SPAD in excess
of  $2.4  million, and in 1998 in excess of $9.9 million.   Until
late  1999,  Mr. Tooker's son-in-law was an officer  and  project
manager   for  SPAD,  whose  compensation  was  included   as   a
reimbursable expense billed to the Company during this time. Although the expenditures were recorded on the Company's books and records for the years in which they were accrued, the relationship involving Mr. Tooker's son-in-law was not approved by the Board of Directors.

    News Releases regarding Mr. Tooker's departure and certain other matters were issued by the Company on February 22, 2000 and March 9, 2000.

    In connection with the aforementioned matters, the Company has received and responded to an information request as part of an informal inquiry by the Securities and Exchange Commission.

Transactions with Stockholders

Registration Rights Agreement

    The Company is party to a Registration Agreement (the "Registration Agreement") with Court Square pursuant to which such stockholder has the right to cause the Company to register shares of Common Stock (the "registrable securities") under the Securities Act. As of May 30, 2000, 1,620,652 outstanding shares of Common Stock constitute registrable securities and therefore will be eligible for registration pursuant to the Registration Agreement. Under the terms of the Registration Agreement, the holders of at least a majority of the registrable securities can require the Company, subject to certain limitations, to file up to three "long-form" registration statements under the Securities Act covering all or part of the registrable securities, and, subject to certain limitations, to file an unlimited number of "short-form" registration statements under the Securities Act covering all or part of the registrable securities. The Company is obligated to pay all registration expenses (other than underwriting discounts and commissions and subject to certain limitations) incurred in connection with the demand registrations. In addition, the Registration Statement provides the Court Square with "piggyback" registration rights, subject to certain limitations, whenever the Company files a registration statement on a registration form that can be used to register registrable securities.


                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

     (a) and (d) Financial Statements

          See  "Index  to  Financial  Statements  and
          Schedules" on Page 31.

     (b) Reports on Form 8-K filed during the last quarter of the period covered by this report.

          The  Company  filed a News Release on  Form  8-K  dated
          November   4,  1999  related  to  Stage  Stores,   Inc.
          announcing third quarter 1999 sales.

          The  Company  filed a News Release on  Form  8-K  dated
          November  12,  1999  related  to  Stage  Stores,   Inc.
          announcing the completion of the refinancing of the Company's accounts receivable program.

          The  Company  filed a News Release on  Form  8-K  dated
          November  18,  1999  related  to  Stage  Stores,   Inc.
          announcing third quarter 1999 results.

          The  Company  filed a News Release on  Form  8-K  dated
          December  10,  1999  related  to  Stage  Stores,   Inc.
          announcing the dismissal of the class action lawsuit.

          The  Company  filed a News Release on  Form  8-K  dated
          January   6,   2000  related  to  Stage  Stores,   Inc.
          announcing 1999 holiday period sales.

          The Company filed a News Release on Form 8-K dated February 3, 2000 related to Stage Stores, Inc. announcing an amendment to the credit agreement, discussing the Company's cost reduction program and reporting fourth quarter 1999 sales.

          The  Company  filed  a  copy  of  the  Fifth  Amendment
          Agreement to the Credit Agreement, dated as of February
          3, 2000, on Form 8-K dated February 7, 2000.

          The Company filed a News Release on Form 8-K dated February 23, 2000 related to Stage Stores, Inc. announcing the departure of the Company's President and Chief Executive Officer and a commitment to increase the Company's working capital facility.

          The Company filed a News Release on Form 8-K dated March 9, 2000 related to Stage Stores, Inc. announcing fourth quarter and full year 1999 results. The Company also provided additional details on the departure of the Company's President and Chief Executive Officer as announced in a News Release on Form 8-K dated February 23, 2000.

          The  Company filed a News Release on Form 8-K dated May
          1, 2000 related to Stage Stores Inc. announcing the departure of the Company's Vice Chairman and Chief
          Financial Officer.

          The Company filed a News Release on Form 8-K dated June 1, 2000 related to Stage Stores Inc. announcing a major restructuring under Chapter 11 of the United States Bankruptcy Code and commencement of its reorganization proceedings in the United States Bankruptcy Court in Houston, Texas.

     (c) Exhibits - See "Exhibit Index" at X-1.



                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    STAGE STORES, INC.

                    /s/ John J. Wiesner              June 6, 2000
                    John J. Wiesner
                    Chairman, Chief Executive
                    Officer and President
                    (principal executive officer)


                    STAGE STORES, INC.

                    /s/ Charles M. Sledge            June 6, 2000
                    Charles M. Sledge
                    Senior VP Finance, Treasurer and Secretary
                    (principal financial and accounting officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ John J. Wiesner      Chairman of the Board       June 6, 2000
John J. Wiesner          of Directors

/s/ Jack Bush            Director                    June 6, 2000
Jack Bush

/s/ Robert Huth          Director                    June 6, 2000
Robert Huth

/s/ Richard Jolosky      Director                    June 6, 2000
Richard Jolosky

/s/ Harold Compton       Director                    June 6, 2000
Harold Compton


           INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                        Page
                                                                       Number

Financial Statements

Report of Independent Accountants                                        F-1
Consolidated Balance Sheet at January 29, 2000 and January  30, 1999     F-2
Consolidated Statement of Operations for 1999, 1998 and 1997             F-3
Consolidated Statement of Cash Flows for 1999, 1998 and 1997             F-4
Consolidated Statement of Stockholders' Equity for 1999, 1998 and 1997   F-5
Notes to Consolidated Financial Statements                               F-6





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

              *4.2 Amendment Agreement dated as of June 26, 1997 by and among Specialty Retailers, Inc., Stage Stores, Inc., the banks named therein and Credit Suisse First Boston to the Credit Agreement dated as of June 17, 1997 (Incorporated by Reference to Exhibit 4.2 on Form 10-K of Stage Stores, Inc., for fiscal year ended January 30, 1999).

              *4.3    Second Amendment Agreement dated as of October 1,
                      1997 by and among Specialty Retailers, Inc., Stage Stores, Inc., the banks named therein and Credit Suisse First Boston to the Credit Agreement dated as of June 17, 1997 (Incorporated by Reference to Exhibit
                      4.3 on Form 10-K of Stage Stores, Inc., for fiscal year ended January 30, 1999).

              *4.4 Third Amendment Agreement dated as of October 6, 1998 by and among Specialty Retailers, Inc., Stage Stores, Inc., the banks named therein and Credit Suisse First Boston to the Credit Agreement dated as of June 17, 1997. (Incorporated by Reference to Exhibit 4.1 on Form 10-Q of Stage Stores, Inc., dated October 31, 1998).

                                          EXHIBIT INDEX
                                           (Continued)

            Exhibit
            Number                           Exhibit

              *4.5    Fourth Amendment Agreement dated as
                      of January 27, 1999 by and among Specialty Retailers, Inc., Stage Stores, Inc., the banks named therein and Credit Suisse First Boston to the Credit Agreement dated as of June 17, 1997. (Incorporated by Reference to Form 8-K of Stage Stores, Inc., dated January 28,
                      1999).

              *4.6    Fifth Amendment Agreement dated as
                      of February 3, 2000 by and among Specialty Retailers, Inc., Stage Stores, Inc., the banks named therein and Credit Suisse First Boston to the Credit Agreement dated as of June 17, 1997. (Incorporated by Reference to Form 8-K of Stage Stores, Inc., dated February 7,
                      2000).

             **4.7    Sixth Amendment Agreement dated  as  of
                      February 18, 2000 by and among Specialty Retailers, Inc., Stage Stores, Inc., the banks named therein and Credit Suisse First Boston to the Credit Agreement dated as of June 17, 1997.

             **4.8    Credit Agreement dated as  of  March  6,
                      2000 by and among Specialty Retailers, Inc., Stage Stores, Inc., the banks named therein and Credit Suisse First Boston.

              *4.9    Indenture dated as of June 17, 1997 relating
                      to the $200,000,000 aggregate principal amount of 81/2% Senior Notes due 2005 among Specialty Retailers, Inc., Stage Stores, Inc. and State Street Bank and Trust Company, and First Supplemental Indenture dated as of July 2, 1997 (Incorporated by Reference to Exhibit 4.2 of Registration No. 333-32695 on Form S-4).

              *4.10   Indenture dated as of June 17, 1997 relating
                      to the $100,000,000 aggregate principal amount of 9% Senior Subordinated Notes due 2007 among Specialty Retailers, Inc., Stage Stores, Inc. and State Street Bank and Trust Company, and First Supplemental Indenture dated as of July 2, 1997 (Incorporated by Reference to Exhibit 4.3 of Registration No. 333-32695 on Form S-4).

              *4.11   Indenture   between  3   Bealls   Holding
                      Corporation and Bankers Trust Company, as Trustee, relating to 3 Bealls Holding Corporation's 9%
                      Subordinated Debentures due 2002 (Incorporated by Reference to Exhibit 4.2 of Registration No. 33-24571 on Form S-4) and First Supplemental Indenture dated August 2, 1993 (Incorporated by Reference to Exhibit
                      4.4 of Registration No. 33-68258 on Form S-4).

              *4.12   Indenture   between  3   Bealls   Holding
                      Corporation and IBJ Schroder Bank and Trust Company, as Trustee, relating to 3 Bealls Holding Corporation's 7% Junior Subordinated Debentures due 2002 (Incorporated by Reference to Exhibit 4.3 of Registration No. 33-24571 on Form S-4) and First Supplemental Indenture dated August 2, 1993 (Incorporated by Reference to
                      Exhibit 4.5 of Registration No. 33-68258 on Form S-4).

             **4.13   Second  Amended  and  Restated  Pooling  and
                      Servicing   Agreement  by  and  among  SRI  Receivables
                      Purchase Co., Inc., Specialty Retailers, Inc., and Bankers Trust (Delaware) dated November 1, 1999.

             **4.14 Amendment and Consent to the Second Amended and Restated Pooling and Servicing Agreement by and among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc., and Bankers Trust (Delaware) dated December 9, 1999.

              *4.15   Amended and Restated  Receivables
                      Purchase Agreement among SRI Receivables Purchase Co., Inc. and Originators dated May 30, 1996 (Incorporated by Reference to Exhibit 4.7 on Form 10-Q of Apparel Retailers, Inc., dated May 4, 1996).

                                         EXHIBIT INDEX
                                          (Continued)

            Exhibit
            Number                          Exhibit

              *4.16   First Amendment to the Amended and
                      Restated Receivables Purchase Agreement among SRI Receivables Purchase Co., Inc. and Originators dated August 1, 1998 (Incorporated by Reference to Exhibit
                      4.14 on Form 10-K of SRI Receivables Purchase Co., Inc., for fiscal year ended January 30, 1999).

             **4.17 Second Amendment to the Amended and Restated Receivables Purchase Agreement among SRI Receivables Purchase Co., Inc. and Originators dated November 9, 1999.

              *4.18   Receivables  Transfer  Agreement
                      among Specialty Retailers, Inc., and Granite National Bank, N.A. dated as of August 1, 1998 (Incorporated by Reference to Exhibit 4.15 on Form 10-K of SRI Receivables Purchase Co., Inc., for fiscal year ended January 30, 1999).

             **4.19   First Amendment to the Receivables
                      Transfer Agreement among Specialty Retailers, Inc., and Granite National Bank, N.A. dated as of November 9, 1999.

             **4.20   Series  1999-1  Supplement  to  the  Second
                      Amended and Restated Pooling and Servicing Agreement among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc. and Bankers Trust "Delaware", dated as of November 9, 1999, including amendments as of December 9, 1999.

             **4.21   Issuance Supplement I to the  Series  1999-1
                      Supplement to the Second Amended and Restated Pooling and Servicing Agreement among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc. and Bankers Trust "Delaware", dated as of November 9, 1999.

             **4.22   Issuance  and  Indemnity  Agreement   among
                      Specialty Retailers, Inc., SRI Receivables Purchase Co., Inc., Bankers Trust "Delaware" and R.V.I. Guaranty Co. Ltd, dated as of December 9, 1999.

             **4.23 Class A-1 Certificate Purchase Agreement among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc., the Class A-1 Purchasers parties thereto and Credit Suisse First Boston, dated as of November 9, 1999.

             **4.24 Class A-2 Certificate Purchase Agreement among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc., the Class A-2 Purchasers parties thereto and Credit Suisse First Boston, dated as of November 9, 1999.

             **4.25   Class B Certificate Purchase Agreement among
                      SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc., the Class B Purchasers parties thereto and Credit Suisse First Boston, dated as of November 9, 1999.

             **4.26   Class  C  and  Class D Certificate  Purchase
                      Agreement  among  SRI Receivables Purchase  Co.,  Inc.,
                      Specialty Retailers, Inc., and Credit Suisse First Boston, dated as of November 9, 1999.

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

             *10.2    Apparel Retailers, Inc. Stock  Option  Plan
                      (Incorporated   by  Reference  to  Exhibit   10.13   of
                      Registration No. 33-68258 on Form S-4).



                                            EXHIBIT INDEX
                                            (Continued)

             Exhibit
             Number                               Exhibit

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

             *10.5    Employment Agreement between James Marcum and
                      Stage Stores, Inc. dated April 1, 1998. (Incorporated by Reference to Exhibit 10.6 on Form 10-K of Stage Stores, Inc., dated January 31, 1998).

             *10.6    Employment Agreement between Stephen Lovell
                      and   Stage   Stores,  Inc.  dated   April   1,   1998.
                      (Incorporated by Reference to Exhibit 10.7 on Form 10-K of Stage Stores, Inc., dated January 31, 1998).

             *10.7    Employment Agreement between Ron Lucas  and
                      Stage Stores, Inc. dated April 1, 1998. (Incorporated by Reference to Exhibit 10.8 on Form 10-K of Stage Stores, Inc., dated January 31, 1998).

             *10.8    Employment Agreement between Jim Bodemuller
                      and   Stage   Stores,  Inc.  dated   April   1,   1998.
                      (Incorporated by Reference to Exhibit 10.9 on Form 10-K of Stage Stores, Inc., dated January 31, 1998).

            **10.9 Employment Agreement between John J. Wiesner and Stage Stores, Inc. dated February 22, 2000.

            **10.10   First Amendment to Employment Agreement
                      between John J. Wiesner and Stage Stores, Inc. dated May 5, 2000.

             *10.11   Securities Purchase Agreement among
                      Palais Royal, Inc. and certain selling stockholders of Uhlmans, dated May 9, 1996 (Incorporated by Reference to Exhibit 10.1 on Form 10-Q of Stage Stores, Inc., dated June 12, 1996).

             *10.12   Stage Stores, Inc. Amended and Restated 1996
                      Equity Incentive Plan (Incorporated by Reference to Exhibit A of the Proxy Statement for the annual meeting of stockholders of Stage Stores, Inc., dated April 13,
                      1999).

             *21.1    List of Registrant's Subsidiaries.

            **23.1    Consent of PricewaterhouseCoopers LLP.

            **27.1    Financial Data Schedule.
________

   *         Previously Filed
  **         Filed Herewith




                Report of Independent Accountants



To the Board of Directors and Stockholders of Stage Stores, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Stage Stores, Inc. and its subsidiaries (the "Company") at January 29, 2000 and January 30, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $281.9 million for the year ended January 29, 2000 and had a working capital deficit and stockholders' deficit of $258.2 million and $75.0 million, respectively, at January 29, 2000. As described in Note 2 to the financial statements, the Company's financial performance to date for the year ending February 3, 2001 has resulted in restrictions on the credit terms for the purchase of merchandise inventory. Additionally, the Company is in violation of certain terms of its loan agreements. As a result, on June 1, 2000 the Company, filed for protection under Chapter 11 of Title 11 of the United States Bankruptcy Code. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the financial statements, the Company adopted Statement of Position 98-5, "Reporting on Cost of Start-
Up Activities," during the year ended January 29, 2000.




PricewaterhouseCoopers LLP
Houston, Texas
March 9, 2000, except as to Notes 2, 6, 11, 13 and 14 to the financial statements, which are as of June 1, 2000







                        Stage Stores, Inc.
                    Consolidated Balance Sheet
                (in thousands, except par values)

                                     January 29, 2000     January 30, 1999

                ASSETS
Cash and cash equivalents                 $20,179              $12,832
Undivided interest in accounts
 receivable trust                          41,600               69,816
Merchandise inventories, net              261,104              341,316
Prepaid expenses                            7,945               24,981
Other current assets                       26,246               34,436
Deferred income taxes                         --                25,056
      Total current assets                357,074              508,437

Property, equipment and leasehold
 improvements, net                        181,834              233,263
Goodwill, net                                 --                92,551
Other assets                               15,779               23,429
      Total assets                       $554,687             $857,680

 LIABILITIES AND STOCKHOLDERS' EQUITY
               (DEFICIT)
Accounts payable                          $40,955              $82,779
Accrued expenses and other
 current liabilities                       72,177               52,706
Current portion of long-term debt           9,830                4,814
Long-term debt classified as current      492,393                  --
      Total current liabilities           615,355              140,299

Long-term debt including credit
 facilities                                   --               487,968
Other long-term liabilities                14,299               21,175
Deferred income taxes                         --                 3,846
      Total liabilities                   629,654              653,288

Preferred stock, par value $1.00, non-
 voting, 3 shares authorized, no shares
 issued or outstanding                        --                   --
Common stock, par value $0.01, 75,000
 shares authorized, 26,834 and 26,718
 shares issued and outstanding,
 respectively                                 268                  267
Class B common stock, par value $0.01,
 convertible non-voting, 3,000 shares
 authorized, 1,250 shares issued and
 outstanding                                   13                   13
Additional paid-in capital                266,590              265,716
Accumulated deficit                      (337,500)             (55,610)
Accumulated other comprehensive income     (4,338)              (5,994)
   Stockholders' equity (deficit)         (74,967)             204,392
Commitments and contingencies                 --                   --
      Total liabilities and
       stockholders' equity (deficit)    $554,687             $857,680


                        Stage Stores, Inc.
               Consolidated Statement of Operations
            (in thousands, except earnings per share)

                                                  Fiscal Year
                                         1999         1998         1997
 Net sales                            $1,121,567   $1,173,547   $1,073,316
 Cost of sales and related
  buying, occupancy and
  distribution expenses                  897,117      839,238      730,179
 Gross profit                            224,450      334,309      343,137

 Selling, general and
  administrative expenses                387,816      271,477      240,011
 Store opening and closure
  program costs                           44,986       10,192        8,686
 Operating income (loss)                (208,352)      52,640       94,440

 Interest, net                            48,634       46,471       38,277

 Income (loss) before income
  tax, extraordinary item and
  cumulative effect of change
  in accounting principle               (256,986)       6,169       56,163

 Income tax expense                       20,217        2,455       21,623
 Income (loss) before extraordinary
  item and cumulative effect of
  change in accounting principle        (277,203)       3,714       34,540
 Extraordinary item, net of
  tax -- early retirement of debt           (749)         --       (18,295)
 Cumulative effect of change in
  accounting principle, net of
  tax - reporting costs
  of start-up activities                  (3,938)         --           --
 Net income (loss)                     $(281,890)      $3,714      $16,245

 Basic earnings (loss) per
  common share data:
 Basic earnings per common share
  before extraordinary item and
  cumulative effect of change
  in accounting principle                 $(9.89)        0.13        $1.34

 Extraordinary item, net of
  tax -- early retirement of debt          (0.03)         --         (0.71)
 Cumulative effect of change in
  accounting principle, net of tax -
  reporting costs of start-up
  activities                               (0.14)         --           --
 Basic earnings (loss) per
  common share                           $(10.06)       $0.13        $0.63

 Basic weighted average common
  shares outstanding                      28,028       27,885       25,808

 Diluted earnings (loss) per
  common share data:
 Diluted earnings per common share
  before extraordinary item and
  cumulative effect of change
  in accounting principle                 $(9.89)       $0.13        $1.30
 Extraordinary item, net of tax --
  early retirement of debt                 (0.03)         --         (0.69)
 Cumulative effect of change in
  accounting principle, net of tax -
  reporting costs of start-up
  activities                               (0.14)         --           --
 Diluted earnings (loss) per
  common share                           $(10.06)       $0.13        $0.61
 Diluted weighted average common
  shares outstanding                      28,028       28,428       26,483


                        Stage Stores, Inc.
               Consolidated Statement of Cash Flows
                          (in thousands)

                                                        Fiscal Year
                                                1999       1998      1997
 Cash flows from operating activities:

   Net income (loss)                        $(281,890)    $3,714   $16,245
   Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
     Depreciation and amortization            173,631     33,474    19,828
     Deferred income taxes                     20,151      2,371    27,438
     Accretion of discount                      1,254      1,138     1,231
     Amortization of debt issue costs           2,930      2,577     2,274
     Loss on early retirement of debt             749        --     18,295
     Cumulative effect of change in
      accounting principle                      3,938        --        --
     Changes in operating assets and
      liabilities:
       Decrease (increase) in undivided
        interest in accounts receivable
        trust                                  28,216     (8,605)   22,777
       Decrease (increase) in
        merchandise inventories                80,212    (38,201)  (76,451)

       Decrease (increase) in other
        assets                                 24,629     (2,637)  (26,970)
       Increase (decrease) in accounts
        payable and accrued liabilities       (29,919)    (9,341)   14,167
         Total adjustments                    305,791    (19,224)    2,589
       Net cash provided by (used in)
        operating activities                   23,901    (15,510)   18,834

 Cash flows from investing activities:

   Additions to property, equipment and
    leasehold improvements                    (22,037)   (88,719)  (64,859)
   Acquisitions, net of cash acquired             --         --     (4,946)
       Net cash used in investing
        activities                            (22,037)   (88,719)  (69,805)

 Cash flows from financing activities:

  Proceeds from:
    Credit facilities                          43,000     96,300    45,700
    Long-term debt                                --         --    299,718
    Common stock                                  128        955    22,522
  Payments on:
    Long-term debt                            (34,813)    (2,596) (299,533)
    Additions to debt issue costs              (2,832)      (913)  (12,407)
       Net cash provided by financing
        activities                              5,483     93,746    56,000

   Net increase (decrease) in cash and
    cash equivalents                            7,347    (10,483)    5,029

   Cash and cash equivalents:
     Beginning of year                         12,832     23,315    18,286
     End of year                              $20,179    $12,832   $23,315

 Supplemental disclosures:
  Cash flow information:
     Interest paid                            $45,528    $43,015   $45,988

     Income taxes paid (refunded)                $197    $(2,872) $(14,436)


  Non-cash investing and financing
   activities:
   In connection with various
    acquisitions, liabilities were
    assumed as follows:
     Fair value allocated to assets
      acquired                                  $--         $--   $120,665
     Cash paid for assets acquired,
      including acquisition expenses             --          --     (4,946)
         Value of Common Stock exchanged         --          --    (72,284)
         Liabilities assumed                    $--         $--    $43,435




                        Stage Stores, Inc.
     Consolidated Statement of Stockholders' Equity (Deficit)
                          (in thousands)

                                               Fiscal Year
                                      1999        1998         1997
     Shares Outstanding
Shares of common stock issued:
   Beginning balance                26,718      26,500       22,033
    Issuance of stock                  116         218        4,467
   Ending balance                   26,834      26,718       26,500

Shares of Class B stock issued:
   Beginning balance                 1,250       1,250        1,250
   Ending balance                    1,250       1,250        1,250

    Stockholders' Equity (Deficit)
Common stock issued:
   Beginning balance                  $267        $265         $220
    Issuance of stock                    1           2           45
   Ending balance                      268         267          265

Class B stock issued:
   Beginning balance                    13          13           13
   Ending balance                       13          13           13

Additional Paid-in Capital:
   Beginning balance               265,716     264,679      169,811
    Issuance of stock                  874         953       94,761
    Vested compensatory stock
     options                           --           84          107
   Ending balance                  266,590     265,716      264,679

Accumulated deficit and
 accumulated other
 comprehensive income:
   Beginning balance               (61,604)    (59,879)     (77,778)
   Comprehensive income (loss):
        Net income (loss)         (281,890)      3,714       16,245
        Other comprehensive
         income (loss)               1,656      (5,439)       1,654
   Total comprehensive
    income (loss)                 (280,234)     (1,725)      17,899
   Ending balance                 (341,838)    (61,604)     (59,879)
Total Stockholders' Equity
 (Deficit)                        $(74,967)   $204,392     $205,078

Accumulated other comprehensive
 income:
   Beginning balance               $(5,994)      $(555)     $(2,209)
   Comprehensive income
    (loss) - Minimum pension
    liability adjustment,
    net of tax                       1,656      (5,439)       1,654
   Ending balance                  $(4,338)    $(5,994)       $(555)



                       Stage Stores, Inc.
           Notes to Consolidated Financial Statements

NOTE  1  -  DESCRIPTION  OF BUSINESS AND  SIGNIFICANT  ACCOUNTING
POLICIES

      Description of Business: Stage Stores, Inc. ("Stage Stores" or the "Company"), through its wholly-owned subsidiary, Specialty Retailers, Inc. ("SRI"), operates family apparel stores primarily under the names "Bealls", "Palais Royal" and "Stage" offering nationally recognized brand name family apparel, accessories, cosmetics and footwear. As of January 29, 2000, the Company operated 648 stores in thirty-three states located throughout the United States.

      Principles of Consolidation: The consolidated financial statements include the accounts of Stage Stores and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

      Fiscal Year: References to a particular year are to the Company's fiscal year which is the 52 or 53 week period ending on the Saturday closest to January 31 of the following calendar year (e.g., a reference to "1999" is a reference to the fiscal year ended January 29, 2000).

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

      Accounts Receivable Securitization: The Company securitizes substantially all of its trade accounts receivable through a wholly-owned special purpose entity, SRI Receivables Purchase Co., Inc. ("SRPC"). SRPC holds a retained interest in the securitization vehicle (the "Retained Interest"), a special purpose trust (the "Trust"). The Company accounts for the Retained Interest in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Under SFAS 115, the Retained Interest is accounted for as an investment in debt securities and classified as trading securities. Accordingly, the Retained Interest is recorded at fair value in the accompanying balance sheet with any change in fair value reflected currently in income. The unrealized gain recorded to income in 1999, 1998 and 1997 was $7.3 million, $3.2 million and $0.7 million, respectively.

      Merchandise Inventories: The Company states its merchandise inventories at the lower of cost or market based upon the retail method of accounting, cost being determined using the last-in, first-out ("LIFO") method. Market is estimated on a pool-by-pool basis. The Company believes that the LIFO method, which charges the most recent merchandise costs to the results of current operations, provides a better matching of current costs with current revenues in the determination of operating results. During 1999 inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at higher costs prevailing in prior years as compared with the cost of 1999 purchases, the effect of which increased cost of goods sold by approximately $8.8 million and increased net loss by approximately $8.8 million or $0.31 dollars per share.

      Property, Equipment and Leasehold Improvements: Property, equipment and leasehold improvements are stated at cost and depreciated over their estimated useful lives using the straight-line method. The estimated useful lives of leasehold improvements do not exceed the term of the related lease, including renewal options. The estimated useful lives in years are generally as follows:

               Buildings                                   20-25
               Store and office fixtures and equipment      5-12
               Warehouse equipment                          5-15
               Leasehold improvements                       5-30

      Goodwill and Other Intangibles: The Company amortizes goodwill and intangible assets on a straight-line basis over the estimated future periods benefited, not to exceed forty years. Amortization periods for goodwill and other intangibles associated with acquisitions are currently five to forty years. Each year, the Company evaluates the remaining useful life associated with goodwill based upon, among other things, historical and expected long-term results of operations. Accumulated amortization of goodwill was $10.3 million at January 30, 1999.

      Debt Issue Costs: Debt issue costs are accounted for as a deferred charge and amortized on a straight-line basis over the term of the related issue. Amortization of debt issue costs were $2.9 million, $2.6 million and $2.3 million for 1999, 1998 and 1997, respectively.

      Accrued Expenses and Other Current Liabilities: Accrued expenses and other current liabilities include accrued payroll and related payroll taxes of $8.3 million and $7.3 million at January 29, 2000 and January 30, 1999, respectively.

     Financial Instruments: Except for the Retained Interest, the
Company records all financial instruments at cost. The cost of all financial instruments, except long-term debt and the Retained
Interest, approximates fair value.

      Comprehensive income: Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded directly as an adjustment to stockholders' equity. Minimum pension liability adjustment is the Company's only component of comprehensive income. The minimum pension liability adjustments recorded in the accompanying statement of stockholders' equity are net of tax expense (benefit) of ($1.7) million, $3.5 million and ($1.1) million in 1999, 1998 and 1997, respectively.

      Store Pre-Opening Expenses: Costs related to the opening of new stores are expensed as incurred.

      Advertising Expenses: Advertising costs are charged to operations when the related advertising first takes place. Advertising costs were $52.5 million, $50.4 million and $39.5 million for 1999, 1998 and 1997, respectively. Prepaid advertising costs were $1.3 million and $2.7 million at January 29, 2000 and January 30, 1999, respectively.

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

      Income Taxes: The provision for income taxes is computed based on the pretax income included in the Consolidated Statement of Operations. The asset and liability approach is used to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and the tax basis of assets and liabilities. A valuation allowance is to be established if it is more likely than not that some portion of the deferred tax asset will not be realized.

      Earnings per Share: Basic earnings per share is computed using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is computed using the weighted average number of common shares as well as all potentially dilutive common share equivalents outstanding. Stock options and restricted stock are the only potentially dilutive share equivalents the Company has outstanding for the periods presented. Incremental shares of 543 thousand and 675 thousand in 1998 and 1997, respectively, were used in the calculation of diluted earnings per common share. All common share equivalents were excluded from the computation of diluted earnings per share in 1999, as they were anti-dilutive. Common share equivalents of 408 thousand and 245 thousand in 1998 and 1997, respectively, were not included in the computation of diluted earnings per share as they were anti-dilutive.

     Start-up Costs: In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5,
"Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), effective for fiscal years beginning after December 15, 1998.
SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. Initial adoption of SOP 98-5 is to be reported as the cumulative effect of a change in accounting principle. The Company adopted SOP 98-5 in the first quarter of 1999 which resulted in a net of tax charge of $3.9 million.

     Reclassifications:  The accompanying Consolidated  Financial
Statements include reclassifications from financial statements issued in previous years.

     New Accounting Pronouncements: In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that all derivative financial instruments be recorded in the financial statements. SFAS No. 133 is effective for the Company in the first quarter of 2001, and the Company is in the process of ascertaining the impact this new standard will have on its financial statements. In March 2000, the FASB issued interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation which provides guidance for certain issues arising from the application of APB Opinion No. 25; the Company is currently evaluating the impact of application of this interpretation on its financial statements.

NOTE 2 - LIQUIDITY AND MANAGEMENT PLANS

      The  Company incurred a net loss of $281.9 million for  the year ended January 29, 2000; the Company also had working capital deficit  and  stockholders' deficit of $258.3 million  and  $75.0 million respectively, at January 29, 2000.

     The Company is highly leveraged and depends on adequate trade support to fund its inventory working capital requirements. As a result of the Company's poor financial performance to date for the year ending February 3, 2001, the vendor community has significantly restricted the Company's access to normal trade terms. As a result, the Company can not currently believe it has sufficient liquidity to fund its working capital requirements

      As of June 1, 2000, the Company was in violation of certain covenants under its various debt agreements. As a result, substantially all of the Company's debt has been classified as current in the accompanying balance sheet at January 29, 2000. These violations of the terms of its debt agreements could allow lenders to take actions to accelerate the repayment schedule of these debt instruments. The Company would be unable to pay amounts becoming due as a result of any acceleration of repayment terms.

     As  a  result  of  the  foregoing,  the  Company  filed  for protection  under  Chapter 11 of Title 11 of  the  United  States
Bankruptcy Code ("Chapter 11") on June 1, 2000. Under Chapter 11, the Company is seeking approval to operate as a debtor-in-possession. The Company is currently negotiating with a lender to finance the Company's working capital requirements during Chapter 11 reorganization proceedings, however there can be no assurances the financing will be obtained or approved by the Court.

     Under Chapter 11, the Company would intend to operate its business as debtor-in-possession, subject to the approval of the Bankruptcy Court for certain proposed actions. Additionally, one or more creditor committees would be formed and would have the right to review and object to any non-ordinary course of business transactions and participate in the formulation of any plan or plans of reorganization.

     As of the petition date, actions to collect pre-petition indebtedness are stayed and other contractual obligations may not be enforced against the Company. In addition, the Company may reject executory contracts and lease obligations, and parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all liabilities as of the petition date are subject to settlement under a plan of reorganization to be voted upon by all impaired classes of creditors and equity security holders and approved by the Bankruptcy Court.

     As a result of the foregoing matters, the estimate of expected future cash flows of stores was lowered. The Company recorded an impairment loss of $41.7 million in 1999, consisting of increased depreciation and amortization of $26.0 million related to property, equipment and leasehold improvements associated with underperforming stores and associated goodwill of $15.7 million. The impairment loss is included in selling, general and administrative expense in the accompanying statement of operations. Additionally, because of the foregoing matters the Company reevaluated the recoverability of its remaining goodwill; as a result the Company wrote-off the remaining balance amounting to $67.9 million and other intangible assets amounting to $1.0 million during 1999.

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 filing and circumstances relating to this event, including the Company's highly leveraged financial structure and recurring losses from operations as reflected in the consolidated financial statements, such realization of assets and liquidation of liabilities is subject to uncertainty. Further, a plan of reorganization could materially change the amounts reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of a plan of reorganization. Additionally, there will likely be additional store closures as part of the reorganization process which would result in additional adjustments. The ability of the Company to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with debtor-in-possession agreements and the ability to generate sufficient cash from operations and financing sources to meet obligations. Additionally, the accompanying consolidated financial statements do not include any adjustments that would be required if the Company were in liquidation.

     Substantially all of the Company's liabilities are subject to settlement under reorganization proceedings. The Company's debt to banks and bondholders is in default of the terms of the applicable loan agreements, notes and debentures. For financial reporting purposes, those liabilities and obligations have been classified as current liabilities. The ultimate adequacy of security for any secured debt obligations and settlement of all liabilities and obligations cannot be determined until a plan of reorganization is confirmed.

NOTE 3 - STORE CLOSURE PROGRAM

     During the second quarter of 1999, the Company implemented a store closure program under which the Company closed 35 underperforming stores during the last three quarters of 1999. During the fourth quarter of 1999, the Company implemented a store closure program to close an additional 64 stores. As of January 29, 2000, 5 of the stores have been closed while the remaining 59 stores are expected to be closed by the end of the third quarter of 2000.

     In connection with these closures, the Company recorded $59.0 million of pretax costs, of which $14.8 million is included in cost of sales while the remaining $44.2 million is included in store opening and closure program costs. Of the $59.0 million of costs, approximately $9.4 million represents severance and lease termination costs, approximately $2.8 million represents a reserve for uncollectible accounts receivable associated with the Company's private label credit card program, approximately $3.4 million represents write-off of prepaid supplies and signage, approximately $14.8 million represents a lower of cost or market reserve related to the inventory being liquidated in the stores in the store closure program, while the balance relates primarily to the write-off of fixed assets and intangibles associated with these stores. As of January 29, 2000, the accompanying balance sheet includes a lower of cost or market reserve of $6.2 million related to the inventory remaining to be liquidated in the stores in the closure program and $8.2 million for estimated severance and lease termination costs to be paid.

     The stores included in the store closure program had the following operating results prior to store closure charges:
                                   1999       1998      1997
    Net sales                    $56,062    $72,929    $61,281
    Gross margin                  17,380     26,196     21,292
    Direct operating expense      21,942     29,424     20,683
    Contribution before
     corporate allocations       $(4,562)   $(3,228)      $609

NOTE 4 - ACCOUNTS RECEIVABLE SECURITIZATION

      Pursuant to the accounts receivable securitization (the "Accounts Receivable Program"), the Company sells substantially all of the accounts receivable generated by the holders of the Company's private label credit card accounts to SRPC on a daily basis in exchange for cash or an increase in the Company's interest. SRPC is a separate limited-purpose subsidiary that is operated in a fashion intended to ensure that its assets and liabilities are distinct from those of the Company and its other affiliates as SRPC's creditors have a claim on its assets prior to becoming available to any creditor of the Company. On November 9, 1999, the Company completed a refinancing of the existing term and revolving certificates outstanding under its Accounts Receivable Program. In connection with the refinancing, the previously existing term and revolving certificates were replaced with new term and revolving certificates (the "New Certificates"). The New Certificates provide the Company with a maximum availability of $329.9 million, subject to the amount of receivables held in the Trust. The New Certificates consists of $283.5 million of revolving certificates and $46.4 million of term certificates. The revolving certificates consist of Class A and Class B Variable Funding Certificates and the term certificates consist of Class C and Class D Floating Rate Asset Backed Certificates. In addition, the trust has issued Class E Certificates, which are subordinate to all of the other certificates. The amount of the outstanding balance under the revolving certificates will vary based upon a number of factors which include, among others, the level of receivables in the
Trust and the working capital needs of the Company. The commitment period for the revolving certificates expires in November 2000 and is subject to annual renewal with consent from the holders of the revolving certificates. The term certificates begin to amortize during September 2002. Under certain circumstances, collections on the accounts receivable portfolio which would have otherwise been available to the Company, may be retained within the Trust to be unavailable to the Company until the satisfaction of certain conditions. As of January 29, 2000, $1.2 million was being retained in the Trust. In addition, certain conditions could cause an early amortization event in the Trust. If such an event occurs, the amortization period for all the certificates would begin immediately. The filing of protection under Chapter 11 of Title 11 of the United States Bankruptcy Code would trigger an early amortization event, which results in the acceleration of principle payments to certain classes of certificate holders. Additionally, an amortization event could result in write down in the recorded amount of the undivided interest in the accounts receivable trusts included in the accompanying balance sheet.

      Based upon the amount of receivables in the Trust at the time of closing, the Company received $292.4 million of proceeds. Of this amount, $259.3 million was used to retire the outstanding balances under the previously existing Trust certificates, which were scheduled to begin amortizing in December of 1999. The remainder of the proceeds were used to redeem the previously existing $30.0 million aggregate principle amount of SRPC 12.5% Trust certificate-backed notes and other costs associated with the refinancing. In connection with the refinancing, the Company recorded an after-tax extraordinary charge of approximately $0.7 million in the fourth quarter of 1999 related to the early retirement of debt.

     Amounts outstanding under the New Certificates are funded by the issuance of commercial paper in the open market through a facility agent at various rates and maturities. If the commercial paper market is unavailable, amounts outstanding under the revolving component of the New Certificates will be funded by a liquidity provider. If accounts receivable balances in the Trust fall below the level required to support the term certificates and revolving certificates, certain principal collections may be retained in the Trust until such time as the receivable balances exceed the certificates then outstanding and the required Company's interest. The Trust may issue additional series of certificates from time to time. Terms of any future series will be determined at the time of issuance. The outstanding balances of the term certificates totaled $46.4 million and $165.0 million at January 29, 2000 and January 30, 1999, respectively. There was $270.7 million and $115.6 million outstanding under the revolving certificates at January 29, 2000 and January 30, 1999, respectively.

      Total accounts receivable transferred to the Trust during 1999, 1998 and 1997 were $567.1 million, $585.3 million and
$508.9 million, respectively. The cash flows generated from the accounts receivable in the Trust are dedicated to: (i) the purchase of new accounts receivable generated by the Company;
(ii) payment of a return on the certificates; and (iii) the payment of a servicing fee to SRI. Any remaining cash flows are remitted to SRPC. The New Certificates entitle the holders to receive a return, based upon the London Interbank Offered Rate ("LIBOR"), plus a specified margin. At January 29, 2000, the blended rate of return on the New Certificates was 6.5%.

      Accounts receivable sold to SRPC that subsequently become defaulted are allocated to each certificate class by order of preference. Class A Certificates are senior to all of the other certificates and Class E Certificates are subordinate to all the other certificates. The Class E Certificates are held by the Company and comprise the Company's undivided interest in the Trust. This amount represents the Company's total risk exposure with respect to the Accounts Receivable Program.


NOTE 5 - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

      Property, equipment and leasehold improvements were as follows (in thousands):
                                 January 29, 2000     January 30, 1999
     Land                             $3,074               $3,074
     Buildings                        16,980               16,980
     Fixtures and equipment          206,632              198,588
     Leasehold improvements          132,843              130,870
                                     359,529              349,512
     Accumulated depreciation        177,695              116,249
                                    $181,834             $233,263

      Depreciation expense was $73.9 million, $25.9 million and $16.8 million for 1999, 1998 and 1997, respectively. Depreciation expense for 1999 includes impairment charges of $26.0 million related to property, equipment and leasehold improvements associated with underperforming stores and $17.3 million of writedown related to stores included in the store closure program. Gains and losses on retirement or disposition of fixed assets are recognized when incurred and are included in income
(loss) from operations. See Note 2 to financial statements.

NOTE 6 - LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):
                                       January 29, 2000    Janaury 30, 1999
   Senior Notes                            $200,000           $200,000
   Senior Subordinated Notes,
    net of discount                          99,721             99,696
   Credit Facility                          185,000            142,000
   SRPC Notes                                   --              30,000
   Other long-term debt                      17,502             21,086
                                            502,223            492,782
   Less debt classified as current          492,393                --
   Less current maturities                    9,830              4,814
                                               $--            $487,968


     As of June 1, the Company was in violation of certain of its covenants under its various debt agreements. These violations of the terms of its debt agreements could allow lenders to take actions to accelerate the repayment schedule of these debt instruments. Therefore, the Company's debt has been classified as current.

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

      Concurrently with the issuance of the Senior Notes and Senior Subordinated Notes, SRI entered into a new credit facility with a group of lenders (the "Credit Facility") which replaced the Company's existing $75.0 million credit facility. The Credit Facility provides for: (i) a $100.0 million working capital and letter of credit facility (the "Working Capital Facility") pursuant to which SRI shall have the right at any time prior to June 17, 2000 to solicit one or more lenders and/or new financial institutions to provide up to $25 million in additional commitments to increase the Working Capital Facility to an amount not to exceed $125 million in the aggregate, subject to certain conditions, of which up to $50 million may be used for letters of credit; and (ii) a $100.0 million expansion facility (the "Expansion Facility"). The Credit Facility matures on June 14, 2002 provided that in addition to certain mandatory reductions in commitments, the commitments under the Expansion Facility will be reduced on the fourth anniversary of the signing of the Credit Facility by the amount, if any, necessary so that total reductions in the amount of the commitments under the Expansion Facility (taking into account all mandatory reductions) will have been at least $25 million. A commitment fee on the unused commitments of each of the Working Capital Facility and Expansion Facility is payable quarterly in arrears. The amount of the commitment fee is determined based on the Adjusted Leverage Ratio (as defined in the Credit Facility), and ranges from 0.25% to 0.50% per annum. Advances under the Working Capital Facility and Expansion Facility bear interest at the Company's option, at the Base Rate plus the applicable Margin Percentage or at the Eurodollar Rate plus the applicable Margin Percentage (each as defined in the Credit Facility). The Margin Percentage is determined from time to time based on the Adjusted Leverage Ratio and was 2.25% for the Base Rate and 3.25% for the Eurodollar Rate at January 29, 2000. The effective interest rate for borrowings outstanding under the Credit Facility was 8.8% at January 29, 2000.

    The Credit Facility contains covenants which, among other things, restrict the: (i) incurrence of additional debt; (ii) incurrence of  capitalized  lease obligations; (iii) payment  of  dividends;
(iv)  formation of certain business combinations; (v) acquisition of subordinated debt; (vi) use of proceeds received under the agreement; (vii) aggregate amount of capital expenditures; (viii) transactions with related parties; and (ix) changes in lines of business. In addition, the Credit Facility requires the Company
to   maintain   compliance  with  certain   specified   financial
covenants,  including  covenants  relating  to  minimum  interest coverage, minimum fixed charge coverage and maximum leverage ratios. The Credit Facility also limits the amount which can be outstanding for a specified length of time each year. A portion of  the  Credit Facility is collateralized by SRI's  distribution
center   located  in  Jacksonville,  Texas,  including  equipment
located therein and a pledge of SRPC stock. The net book value of the distribution center was approximately $5.4 million at January 29, 2000.

      On March 9, 2000, SRI entered into a new $35.0 million senior revolving credit facility (the "Senior Revolving Credit Facility") with certain of the lenders participating in the Credit Facility. The Senior Revolving Credit Facility matures June 14, 2002 and provides for working capital borrowings and is collateralized by a perfected first priority security interest on $50.0 million of inventory. Advances under the Senior Revolving Credit Facility will bear interest at the Company's option, at the Base Rate plus the applicable Margin Percentage or at the Eurodollar Rate plus the applicable Margin Percentage (each as defined in the Senior Revolving Credit Facility). SRI will pay a commitment fee on the unused commitment of 0.50% per annum payable quarterly in arrears. In connection with the Senior Revolving Credit Facility, the Credit Facility was amended to provide (a) a first priority lien on the Company's corporate concentration cash account (b) a second priority lien on inventory equal to $50.0 million less borrowings outstanding under the Senior Revolving Credit Facility (c) a first priority lien on all tangible personal property, including furniture, fixtures and equipment (excluding inventory except to the amount described in (b) above). In addition, the amendment limits the amount of readily available cash or cash equivalents in the Company's corporate concentration cash account to $20.0 million after giving effect to any borrowings under the Credit Facility. Under the terms of the new credit facility, the Company will issue warrants to the lenders to purchase 7.5% of the Company's outstanding common stock. The exercise price under the warrants will be determined based upon the average closing price of the Company's stock for the 30 days following the date of commitment. The warrants will expire on March 6, 2003.

      The Company had $2.8 million of availability under the Credit Facility at January 29, 2000. In addition, the Company had cash and cash equivalents on hand of $20.2 million at January 29, 2000. The Company had $6.0 million of availability under the combined credit facilities at May 25, 2000.

     During November 1999, the Company retired the $30.0 million aggregate principle amount of SRPC 12.5% Trust Certificate-Backed
Notes  in connection with the refinancing related to the Accounts
Receivable Program (see note 4).

      In connection with various acquisitions, the Company has indebtedness which bear interest between 7% and 12% and maturity dates between 2000 through 2004.

      Aggregate maturities of long-term debt excluding the Credit
Facility for the next five years are: 2000 - $4.8 million; 2001 -
$2.6 million; 2002 - $2.7 million;  2003 - $14.2 million and 2004
- $0.2 million.

     Management estimates the fair value of its long-term debt to be $325.7 million and $482.4 million at January 29, 2000 and January 30, 1999, respectively. In developing its estimates, management considered quoted market prices for each instrument, if available, current market interest rates in relation to the coupon interest rates of each instrument, the relative subordination of each instrument and the relative liquidity of the instrument as indicated by the presence or lack of an active market. Given the matters discussed in Note 2, the current market value of the Company's long-term debt would be substantially below the aforementioned amounts.

NOTE 7 - STOCKHOLDERS' EQUITY

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

NOTE 8 - STOCK OPTION PLANS

      In 1993, the Company adopted the Third Amended and Restated Stock Option Plan (the "1993 Stock Option Plan") designed to provide incentives to present and future executive, managerial and other key employees and advisors to the Company (the
"Participants") as selected by the Board of Directors or the compensation committee of the Board of Directors (the "Board"). All options granted under the 1993 Stock Option Plan were non-qualified within the meaning of Section 422A of the Internal Revenue Code. The number of shares of common stock which could be granted under the 1993 Stock Option Plan was 1,894,540 shares. As of January 29, 2000, there were 906,124 options outstanding under the 1993 Stock Option Plan.

     During 1996, the Company adopted the 1996 Equity Incentive Plan (the "Incentive Plan"). The Incentive Plan provides for the granting of the following types of awards: stock options, stock appreciation rights ("SARs"), restricted stock, performance units, performance grants and other types of awards that the Board deems to be consistent with the purposes of the Incentive Plan. An aggregate of 3,500,000 shares of common stock have been reserved for issuance under the Incentive Plan. No Participant shall be entitled to receive grants of common stock, stock options or SARs with respect to common stock, in any calendar year in excess of 400,000 shares in the aggregate. As of January 29, 2000, there were 1,204,483 options and 378,525 shares of restricted stock outstanding under the Incentive Plan.

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

      A  summary  of the option activity under the various  plans follows:
                                   Number of      Weighted
                                  Outstanding      Average
                                    Options        Option
                                                    Price
     Options  outstanding  at
      February 1, 1997             1,475,581         6.61
      Granted                        570,550        23.84
      Surrendered                   (124,015)       13.31
      Exercised                     (208,023)        2.22
     Options  outstanding  at
      January 31, 1998             1,714,093        12.39
      Granted                        505,200        38.08
      Surrendered                   (147,185)       26.35
      Exercised                     (217,218)        4.57
     Options  outstanding  at
      January 30, 1999             1,854,890        19.15
      Granted                        497,608         6.80
      Surrendered                   (144,107)       25.94
      Exercised                      (97,784)        0.84
     Options  outstanding  at
      January 29, 2000             2,220,607        16.62

    Exercisable options under the various plans at January 30, 1999 and January 31, 1998 were 526,752 and 333,159 with a weighted
average  exercise  price  of $7.88 and $2.87,   respectively.   A
summary of outstanding and exercisable options as of January 29, 2000 follows:


                    Number of       Weighted     Weighted Average
       Option      Outstanding      Average         Remaining
       Price         Options     Exercise Price  Contractual Life

   $0.00 - $0.12       5,542         $0.11             2.8
    2.42 -  3.75     306,011          2.94             5.7
    5.00 -  8.00     729,531          6.36             7.9
    9.00 - 13.88     180,635         10.53             8.7
   17.00 - 21.15     245,400         20.90             6.5
   22.00 - 30.00     346,888         22.82             7.2
   33.75 - 42.13      27,000         37.17             7.8
   49.75 - 51.88     269,600         51.61             8.2
                   2,110,607         16.78             7.4

                    Number of
       Option      Exercisable     Weighted Average
       Price         Options        Exercise Price

   $0.00 - $0.12       5,542            $0.11
    2.42 -  3.75     229,722             2.79
    5.00 -  8.00     174,858             5.28
    9.00 - 13.88      47,053            10.53
   17.00 - 21.15      17,500            19.81
   22.00 - 30.00     194,125            22.95
   33.75 - 42.13      13,000            37.15
   49.75 - 51.88      69,689            51.61
                     751,489            14.56


   A  summary  of  the restricted stock activity under  the  various plans follows:
                                          Number of      Weighted
                                           Shares      Average Grant
                                                            Date
                                                         Fair Value
  Unvested  restricted  stock   grants
   outstanding at February 1, 1997            --              --
   Granted                                220,000           32.04
   Surrendered                                --              --
   Vested                                     --              --
  Unvested  restricted  stock   grants
   outstanding at January 31, 1998        220,000           32.04
   Granted                                 73,300           41.48
   Surrendered                                --              --
   Vested                                     --              --
  Unvested  restricted  stock   grants
   outstanding at January 30, 1999        293,300           34.40
   Granted                                123,750            6.45
   Surrendered                            (20,475)          35.00
   Vested                                 (18,050)          41.38
  Unvested  restricted  stock   grants
   outstanding at January 29, 2000        378,525           24.90

      The 1999 and 1998 grants vest 25% per year on each of the first through fourth anniversary dates of the grant date and contain certain accelerated vesting provisions. The 1997 grants vest at the end of three year period and contain certain accelerated vesting provisions. The issuance of shares which have vested has been recorded as non-cash increase in stockholders equity.

      The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for its
plans.   Compensation expense was $3.1 million, $3.2 million  and
$0.5 million in 1999, 1998 and 1997, respectively.  The following pro forma data is calculated as if compensation cost for the Company's stock option plans were determined based upon the fair value  at  the grant date for awards under these plans consistent with  the  methodology  prescribed under Statement  of  Financial
Accounting   Standards  No.  123,  "Accounting  for   Stock-Based
Compensation":

                                                         Fiscal Year
                                                  1999      1998       1997
 Pro forma net income (loss) (in thousands) $(283,396) $1,106 $15,407 Pro forma basic earnings (loss)
  per common share                               (10.11)     0.04       0.60
 Pro forma diluted earnings (loss)
  per common share                               (10.11)     0.04       0.58
 Weighted average grant-date value
  of options granted                               5.63     22.30      13.96

     The fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following assumptions for 1999: no dividend yield; volatility of 88.95%; risk-free interest rate of 6.7%; assumed forfeiture rate at 100.00% and an expected life of 7.86 years. For 1998, the following assumptions were used: no dividend yield; volatility of 47.32%; risk-free interest rate of 4.9%; assumed forfeiture rate of 71.27% and an expected life of 7.8 years. For 1997, the following assumptions were used: no dividend yield; volatility of 47.32%; risk-free interest rate of 5.5%; assumed forfeiture rate of 76.92% and an expected life of 7.42 years. The pro forma amounts above are not likely to be representative of future years because options vest over several years and additional awards generally are made each year.

NOTE 9 - EMPLOYEE BENEFIT PLANS

      Pension benefits for employees are provided under the SSI Restated Retirement Plan (the "Retirement Plan"), a qualified defined benefit plan. Benefits are administered through a trust arrangement which provides monthly payments or lump sum distributions. The Retirement Plan covers substantially all employees who have completed one year of service with 1,000 hours of service as of June 30, 1998. Benefits under the plan are based upon a percentage of the participant's earnings during each year of credited service. Supplemental pension benefits for certain key executives are provided under the SRI Supplemental Executive Retirement Plan (the "Supplemental Retirement Plan"), a non-qualified defined benefit plan.

    Information regarding the Retirement Plan and the Supplemental Retirement Plan is as follows (in thousands):
                                             January 29, 2000  January 30, 1999
    Change in benefit obligation:
    Benefit obligation at beginning  of year     $31,639           $34,716
    Service cost                                     731               917
    Interest cost                                  2,109             2,191
    Actuarial (gain) loss                         (2,860)            3,056
    Plan disbursements                            (2,449)           (3,913)
    Plan curtailment                                 --             (5,991)
    Plan settlement                                  --                663
    Projected benefit obligation at end
     of year                                      29,170            31,639

    Change in plan assets:
    Fair value of plan assets at
     beginning of year                            21,711            26,624
    Actual return on plan assets                   1,089            (1,550)
    Employer contributions                         2,880               550
    Plan disbursements                            (2,449)           (3,913)
    Fair value of plan assets at end of year      23,231            21,711

    Funded status                                 (5,939)           (9,928)
    Unrecognized prior service cost                  306               326
    Unrecognized net actuarial (gain) loss         7,317             9,890
    Net amount recognized                         $1,684              $288

    Amounts recognized in the consolidated
     balance sheet consist of:
    Accrued benefit liability                    $(5,427)          $(9,538)
    Accumulated other comprehensive income         7,111             9,826
    Net amount recognized                         $1,684              $288

                                             January 29, 2000   January 30, 1999
    Weighted-average assumptions as  of
     year end:
    Discount rate                                    7.0%              6.5%
    Expected long-term rate of return
     on plan assets                                  9.0%              9.0%
    Rate of annual compensation increase             5.0%              N/A
    Rate of increase in maximum benefit
     and compensation limits                         N/A               3.5%
    Assumed rate of increase in taxable
     wage base                                       N/A               N/A

     The components of pension cost for the Retirement Plan  and the Supplemental Retirement Plan  were as follows (in thousands):
                                                             Fiscal Year
                                                       1999     1998      1997
Net periodic pension cost for the fiscal year ended:
 Service cost                                          $731     $917    $1,738
 Interest cost                                        2,109    2,191     2,328
 Expected return on plan assets                      (1,888)  (2,367)   (2,521)
 Amortization of prior service cost                      20       18        (6)
 Recognized actuarial loss                              512      127       507
 Net periodic pension cost                           $1,484     $886    $2,046

     Included in accrued expenses and other accrued liabilities is $6.3 million for estimated contributions to the Retirement
Plan in 2000.

     The Company's funding policy for the Retirement Plan is to contribute the minimum amount required by applicable regulations. Retirement Plan assets include 100,000 shares of Stage Stores common stock purchased during the Company's initial public offering.

      Effective June 30, 1998, the Retirement Plan was frozen. There will be no future benefit accruals after that date. Any service after that date will continue to count toward vesting and eligibility for normal and early retirement. The Company recorded a gain in 1998 of $2.0 million associated with the plan curtailment.

     The Company has a contributory 401(k) savings plan covering substantially all qualifying employees. Under the 401(k), participants may contribute up to 15% of their qualifying earnings, subject to certain restrictions. The Company currently matches 50% of each participant's contributions, limited to 6% of each participant's salary. The Company's matching contributions were approximately $1.0 million for 1999, $0.8 million for 1998 and $0.4 million for 1997.

NOTE 10 - OPERATING LEASES

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
                                                   Fiscal Year
                                           1999       1998     1997
     Minimum rentals                     $51,926    $48,022  $37,601
     Contingent rentals                    3,838      3,993    4,545
     Equipment rentals                     4,544      3,854    1,240
                                         $60,308    $55,869  $43,386

      Minimum rental commitments on long-term operating leases at
January  29,  2000,  net  of  sub-leases,  are  as  follows   (in
thousands):
     Fiscal Year:
      2000                                       $52,435
      2001                                        47,641
      2002                                        41,197
      2003                                        34,246
      2004                                        27,619
      Thereafter                                 112,888
                                                $316,026
NOTE 11 - INCOME TAXES

      All Company operations are domestic. Income tax expense charged to continuing operations consisted of the following (in thousands):
                                                    Fiscal Year
                                              1999     1998      1997
     Federal income tax expense (benefit):
      Current                                  $--      $(66)  $11,012
      Deferred                               28,617    3,246     8,413
                                             28,617    3,180    19,425
     State income tax expense (benefit):
      Current                                    66      150       193
      Deferred                               (8,466)    (875)    2,005
                                             (8,400)    (725)    2,198
                                            $20,217   $2,455   $21,623

      A  reconciliation  between the federal income  tax  expense charged to continuing operations computed at statutory tax  rates
and   the   actual  income  tax  expense  recorded  follows   (in
thousands):
                                                        Fiscal Year
                                                1999       1998        1997
     Federal  income  tax  expense  at
      the statutory rate                     $(91,585)    $2,159     $19,657
     State income taxes, net                   (5,460)      (471)      1,428
     Goodwill amortization                     26,040        742         388
     Permanent differences, net                 1,674         25         150
     Valuation reserve                         89,548        --          --
                                              $20,217     $2,455     $21,623

    In connection with the early retirement of various indebtedness, the Company recorded extraordinary charges of $0.7 million and $18.3 million in 1999 and 1997, respectively, net of applicable income taxes of $0.0 and $11.5 million in 1999 and 1997, respectively. The 1997 income tax benefit relating to the extraordinary items is comprised of a $9.9 million deferred federal tax benefit and a $1.6 million deferred state tax benefit. During 1999, the Company recorded a charge of $3.9 million in connection with the cumulative effect of a change in accounting principle reporting costs of start-up activities, net of applicable income taxes of $0.0 million.

 Deferred  tax  liabilities (assets) consist of the following  (in thousands):
                                          January 29, 2000    January 30, 1999
     Gross deferred tax liabilities:
      Depreciation and amortization             $--             $14,790
      State income taxes                       5,183              1,838
      Other                                    5,711              7,786
                                              10,894             24,414
     Gross deferred tax assets:
      Retained Certificates                   (3,033)            (2,460)
      Net operating loss carryforwards       (74,747)           (25,160)
      AMT tax credit carryforward             (2,686)            (3,040)
      Depreciation and amortization           (2,860)               --
      Accrued expenses                        (5,109)            (4,558)
      Pensions                                (2,599)            (4,231)
      Escalating leases                       (5,884)            (1,802)
      Accrued payroll costs                      --              (1,445)
      Inventory reserves                      (2,841)            (2,546)
      Other                                     (683)              (382)
                                            (100,442)           (45,624)
     Valuation allowance                      89,548                --
     Net deferred tax assets                    $--            $(21,210)

     The net change in the valuation allowance for deferred tax assets was an increase of $89.5 million in 1999, which, relates to federal and state net operating loss carryforwards. Based on the projected earnings of the Company and matters set forth in
Note 2, management believes it is more likely than not that the net deferred tax assets will not be realized and has, therefore, provided a full valuation allowance against the net deferred tax assets.

     The Company has net operating loss carryforwards for federal income tax purposes of approximately $178.9 million, which if not utilized will expire in varying amounts between 2007 and 2021. The Company has net operating loss carryforwards for state income tax purposes of approximately $230.0 million, which if not utilized, will expire in varying amounts between 2002 and 2021. The Company's ability to utilize net operating loss carryforwards may be limited if certain changes in ownership occur or as a result of the bankruptcy process.





NOTE 12 - QUARTERLY FINANCIAL INFORMATION

      Unaudited quarterly financial data is summarized as follows
(in thousands):

                                              Fiscal Year 1999
                                      Q1        Q2         Q3         Q4
    Net sales                     $262,591  $269,848   $264,327   $324,801
    Gross profit                    70,359    74,021     77,203      2,867
    Operating income (loss)          8,391    (8,332)    12,560   (220,971)
    Income (loss) before
     extraordinary item and
     cumulative effect of
     change in accounting
     principle                      (2,269)  (15,091)       224   (260,067)
    Extraordinary item, net
     of tax - early
     retirement of debt                --        --         --        (749)
    Cumulative effect of
     change in accounting
     principle, net of tax -
     reporting costs of
     start-up activities            (2,402)      --         --      (1,536)
    Net income (loss)               (4,671)  (15,091)       224   (262,352)

    Basic earnings (loss)
     per common share data:
    Basic earnings per common
     share before
     extraordinary item and
     cumulative effect of
     change in accounting
     principle                       (0.08)    (0.54)      0.01      (9.26)
    Extraordinary item -
     early retirement of
     debt, net of tax                  --        --         --       (0.03)
    Cumulative effect of
     change in accounting
     principle - reporting
     costs of start-up
     activities, net of tax          (0.09)      --         --       (0.05)
    Basic earnings (loss) per
     common share                    (0.17)    (0.54)      0.01      (9.34)

    Diluted earnings (loss)
     per common share data:
    Diluted earnings per
     common share before
     extraordinary item
     cumulative effect of
     change in accounting
     principle                       (0.08)    (0.54)      0.01      (9.26)
    Extraordinary item -
     early retirement of
     debt, net of tax                  --        --         --       (0.03)
    Cumulative effect of
     change in accounting
     principle - reporting
     costs of start-up
     activities, net of tax          (0.09)      --         --       (0.05)
    Diluted earnings (loss)
     per common share                (0.17)    (0.54)      0.01      (9.34)

      During the fourth quarter of 1999, the Company recorded certain one-time pretax charges aggregating $205.7 million.

                                            Fiscal Year 1998
                                    Q1        Q2        Q3        Q4

    Net sales                   $272,788  $271,805  $271,605  $357,349
    Gross profit                  87,225    82,239    75,252    89,593
    Operating income              25,278    12,678     7,226     7,458
    Net income (loss)              9,035       765    (3,152)   (2,934)
    Basic earnings (loss)
     per common share               0.33      0.03     (0.11)    (0.10)
    Diluted earnings (loss)
     per common share               0.32      0.03     (0.11)    (0.10)

NOTE 13 - RELATED PARTY TRANSACTIONS

     The Company has made loans, in an aggregate principal amount of $2.7 million and $2.1 million at January 29, 2000 and January 30, 1999, respectively, to certain present and former executive officers of the Company. These loans are full recourse loans and are secured by a pledge of the shares of common stock owned by such executive officers. The loans provide for interest from 5.7% to 9.0% and mature no later than November 3, 2000. At January 29, 2000, the Company has recorded a reserve of $1.6 million related to these loans for potential uncollectibility.

     On February 22, 2000, Carl Tooker left employment with the Company, effective that date. Mr. Tooker was Chairman, Chief Executive Officer and President of the Company. Mr. Tooker's
departure follows an inquiry conducted by a Special Committee consisting of all of the non-management members of the Board of Directors, which reviewed certain transactions between the Company and Mr. Tooker. The effects of the transactions reviewed have been reflected in the Company's results for prior periods, and the Committee believes they are not material to the financial condition or operations of the Company. However, these transactions had not been properly reported to the Company's Board of Directors.

     The Company purchased Mr. Tooker's personal residence in 1997 at a price specified by him, and assumed all liability for the property, including upkeep and existing debt payments, until it was sold in 1999. The Company sustained a loss of $806,556 as a result of this transaction.

     In May, 1997 the Company entered into a severance agreement and a separate consulting contract in connection with the separation of an employee who shortly thereafter became Mr. Tooker's spouse. The Company recorded in its books and records payments to or for the benefit of his spouse beginning in May, 1997, and ending in August 1998, totaling $608,317. The Special Committee also determined that while employed by the Company in 1996 and 1997, this employee entered into transactions with a company with whom her sister was believed to be affiliated, in which the Company paid a total of $313,260 for purchases of clothing inventory. The Special Committee did not find any overcharges with respect to the inventory purchases.

     Demand has been made upon Mr. Tooker to reimburse the Company for the unauthorized payments regarding his personal residence and the severance paid to his spouse. In addition, the Company has demanded repayment by Mr. Tooker of outstanding loans he obtained from the Company, with interest thereon, totaling approximately $1.1 million. Some of these loans are secured by collateral which includes securities of the Company. Mr. Tooker has not responded to the Company's demands.

    The  Special Committee further determined that during  the  years
1997   through   1999,  the  Company  maintained  a   contractual
relationship with Stage Planning and Design, Inc. ("SPAD"), believed to be a wholly owned subsidiary of U.S. Builders, Inc., to  manage the construction of store remodeling.  Under the terms of  this agreement, the Company was required to and did reimburse or  pay  direct  all  of  SPAD's  costs,  including  all  payroll
expenses.   In  1997, the Company paid SPAD  in  excess  of  $2.4
million, and in 1998 in excess of $9.9 million.  Until late 1999,
Mr. Tooker's son-in-law was an officer and project manager for SPAD, whose compensation was included as a reimbursable expense
billed   to   the  Company  during  this  time.    Although   the
expenditures were recorded on the Company's books and records for the years in which they were accrued, the relationship involving
Mr. Tooker's son-in-law was not previously discussed with and approved by the Board of Directors.

      In connection with the aforementioned matters, the Company has received and responded to an information request as part of an informal inquiry by the Securities and Exchange Commission.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

       Litigation: From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of its business.

      On March 30, 1999, a class action lawsuit was filed against the Company and certain of its officers, directors and stockholders in the United States District Court for the Southern District of Texas by John C. Weld, Jr., a stockholder who purchased 125 shares of the Company's common stock on August 3, 1998, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (the "Weld Suit"). The Company believed that the allegations of the Weld Suit are without merit, and on July 23, 1999, the Company filed a motion to dismiss. United States District Judge Kenneth Hoyt entered an order on December 8, 1999 dismissing the Weld Suit. The order has been appealed by Mr. Weld.

      On March 28, 2000, the Company filed a lawsuit against Carl Tooker. The lawsuit was filed in the District Court of Harris County, Texas, 333 District Court, Case No. 2000-15666. The
lawsuit is an action for damages arising from transactions Mr. Tooker engaged in or directed while serving as President, Chief Executive Officer and Chairman of the Board of Directors of the Company which transactions benefited him personally or were otherwise contrary to his duties as an officer and director. The suit also seeks recovery of debt owed by Mr. Tooker to the Company pursuant to loans and promissory notes Mr. Tooker caused the Company to make to him while serving in those capacities, and for conversion of stock collateral pledged to the Company to secure his indebtedness. The Company also seeks a mandatory injunction requiring Mr. Tooker to deposit into the registry of the Court all remaining stock collateral in his possession, and for a declaratory judgment that Mr. Tooker was properly terminated "for cause" under the terms of his employment agreement. The Company seeks to recover not less than an aggregate of $2,755,672, accrued interest, punitive damages, costs and reasonable attorneys' fees. On or about April 27, 2000 Mr. Tooker filed an Answer and Counterclaim against the Company and a Third Part Petition against the Company's Chairman, Interim Chief Executive Officer and President, John J. Wiesner, Martin Stringer, the Company's counsel and counsel to the Special Committee, and the law firm of McKinney & Stringer, P.C. The answer generally denies all allegations made by the Company. Mr. Tooker seeks damages from the Company of approximately $3.9 million, plus attorney's fees, interest, and costs for breach of his employment contract, and a like amount, including punitive damages, from the third-party defendants for alleged tortious interference with his employment contract. Mr. Tooker also seeks to impose a constructive trust on the $300,000 in the Company's possession for certain contractual benefits he claims to be due under his employment agreement. The remaining claims seek damages against the Company and in part against the third-party defendants, totaling $18 million, plus punitive damages, fees, interest and costs, on theories of defamation, civil conspiracy, breach of fiduciary duty and breach of duty of good faith and fair dealing. The case is in its initial development, prior to any discovery. The Company and the third-party defendants dispute his allegations and intend to vigorously defend all of Mr. Tooker's claims.

      In March 2000, eleven former employees of SRI d/b/a Palais Royal, filed two separate suits in the United States District Court for the Southern District of Texas against the Company, SRI and Mary Elizabeth Pena, arising out of alleged conduct occurring over an unspecified time while the plaintiffs were working at one or more Palais Royal stores in the Houston, Texas area. The plaintiffs allege that on separate occasions they were falsely accused of stealing merchandise and other company property and giving discounts for purchases against company policy. The suits accuse the defendants of defamation, false imprisonment, intentional infliction of mental distress, assault and violation of the Racketeer Influenced and Corrupt Organizations (RICO) Act. The claims seek unspecified damages for mental anguish, lost earnings, exemplary damages, treble damages, interest, attorneys' fees and costs. The Company denies the allegations and intends to vigorously defend the claims.

      Letters of Credit: The Company issues letters of credit to support certain merchandise purchases which are required to be collateralized. The Company had outstanding letters of credit totaling approximately $12.2 million at January 29, 2000, all of which were collateralized by the Credit Facility (see Note 6). These letters of credit expire within twelve months of issuance.

      Concentration of Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash, short-term investments and the accounts receivable transferred to the Trust (see Note 4). The Company's cash management and investment policies restrict investments to low-risk, highly-liquid securities and the Company performs periodic evaluations of the relative credit standing of the financial institutions with which it deals. The credit risk associated with the accounts receivable transferred to the Trust is limited by the large number of customers in the Company's customer base. The Company's customers primarily reside in the central United States.

NOTE 15 - C. R. ANTHONY COMPANY ACQUISITION

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

     The following unaudited pro forma information gives effect to the acquisition of CR Anthony as if the transaction had occurred at the beginning of the periods presented (in thousands, except per common share data):

                                                   Fiscal
                                                    1997
                                                 (unaudited)

          Net sales                              $1,181,816
          Income before extraordinary items         $33,482
          Net income                                $15,187
          Basic earnings per common
           share before extraordinary items           $1.23
          Basic earnings per common share             $0.56
          Diluted earnings per common
           share before extraordinary items           $1.20
          Diluted earnings per common share           $0.54

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


NOTE 16 - CONSOLIDATING FINANCIAL STATEMENTS

      SRI is the primary obligor under the long-term indebtedness issued in connection with the Note Offering (see Note 64). Stage Stores and Specialty Retailers, Inc. (NV), a wholly-owned subsidiary of Stage Stores (which was incorporated during June,
1997), are guarantors under such indebtedness. The consolidating condensed financial information for Stage Stores and its wholly-owned subsidiaries are presented below. The financial data for SRI Receivables Purchase Co. does not reflect the total consolidated operating performance of the Company's Accounts
Receivable Program. For a summary of the total consolidated operating performance of the Company's Accounts Receivable Program, see Note 4.

Consolidating Condensed Balance Sheet
January 29, 2000
(in thousands)

                          Specialty    SRI Receivables     SRI           SRI
                       Retailers, Inc.   Purchase Co.  Eliminations Consolidated
     ASSETS
Cash and cash equivalents   $18,077           $--           $--        $18,077
Undivided interest in
 accounts receivable trust  (13,101)        54,701           --         41,600
Merchandise
 inventories, net           261,104            --            --        261,104
Prepaid expenses              7,725            220           --          7,945
Other current assets         17,755          8,491           --         26,246
 Total current assets       291,560         63,412           --        354,972

Property, equipment and
 leasehold improvements,
 net                        180,761            --            --        180,761
Other assets                 13,111          2,608           --         15,719
Investment in subsidiaries   36,690            --        (36,690)          --
 Total assets              $522,122        $66,020      $(36,690)     $551,452

LIABILITIES AND
 STOCKHOLDERS'
 EQUITY (DEFICIT)
Accounts payable            $40,955           $--           $--        $40,955
Accrued expenses and
 other current liabilities   69,385          2,770           --         72,155
Current portion
 of long-term debt            9,830            --            --          9,830
Long-term debt
 classified as current      492,393            --            --        492,393
 Total current liabilities  612,563          2,770           --        615,333

Long-term debt                  --             --            --            --
Other long-term
 liabilities                 14,299            --            --         14,299
Intercompany
 notes/advances             160,719         26,560           --        187,279

Investment in subsidiaries      --             --            --            --
 Total liabilities          787,581         29,330           --        816,911

Preferred stock                 --             --            --            --
Common stock                    --             --            --            --
Class B common stock            --             --            --            --
Additional paid-
 in capital                   3,317         33,908       (33,908)        3,317
Accumulated earnings
 (deficit)                 (264,438)         2,782        (2,782)     (264,438)
Accumulated other
 comprehensive income        (4,338)           --            --         (4,338)

 Stockholders' equity
  (deficit)                (265,459)        36,690       (36,690)     (265,459)
 Total liabilities and
  stockholders' equity
  (deficit)                $522,122        $66,020      $(36,690)     $551,452


Consolidating Condensed Balance Sheet
January 29, 2000
(in thousands)

                                          Specialty
                                Stage     Retailers,                Stage Stores
                             Stores, Inc. Inc. (NV)   Eliminations  Consolidated


     ASSETS
Cash and cash equivalents        $102       $2,000         $--         $20,179
Undivided interest in
 accounts receivable trust        --           --           --          41,600
Merchandise
 inventories, net                 --           --           --         261,104
Prepaid expenses                  --           --           --           7,945
Other current assets              --           --           --          26,246
 Total current assets             102        2,000          --         357,074

Property, equipment and
 leasehold improvements, net      --         1,073          --         181,834
Other assets                      --            60          --          15,779
Investment in subsidiaries        --           --           --             --
 Total assets                    $102       $3,133         $--        $554,687

LIABILITIES AND
 STOCKHOLDERS'
 EQUITY (DEFICIT)
Accounts payable                 $--          $--          $--         $40,955
Accrued expenses and other
 current liabilities               22          --           --          72,177
Current portion
 of long-term debt                --           --           --           9,830
Long-term debt
 classified as current            --           --           --         492,393
 Total current liabilities         22          --           --         615,355

Long-term debt                    --           --           --             --
Other long-term liabilities       --           --           --          14,299
Intercompany notes/advances        18     (187,297)         --             --
Investment in subsidiaries     75,029          --       (75,029)           --
 Total liabilities             75,069     (187,297)     (75,029)       629,654

Preferred stock                   --           --           --             --
Common stock                      268          --           --             268
Class B common stock               13          --           --              13
Additional paid-in capital    266,590      160,915     (164,232)       266,590
Accumulated
 earnings (deficit)          (337,500)      29,515      234,923       (337,500)
Accumulated other               4,338
 comprehensive income          (4,338)         --         4,338         (4,338)
 Stockholders'
  equity (deficit)            (74,967)     190,430       75,029        (74,967)
 Total liabilities and
  stockholders' equity
  (deficit)                      $102       $3,133         $--        $554,687



Consolidating Condensed Balance Sheet
January 30, 1999
(in thousands)

                           Specialty   SRI Receivables      SRI         SRI
                        Retailers, Inc. Purchase Co. Eliminations Consolidated ASSETS
Cash and cash equivalents    $10,882       $  --            $--        $10,882

Undivided interest in
 accounts receivable trust   (13,228)      83,044            --         69,816

Merchandise inventories,
 net                         341,316          --             --        341,316
Prepaid expenses              24,082          899            --         24,981
Other current assets          53,566        5,926            --         59,492
 Total current assets        416,618       89,869            --        506,487
Property, equipment and
 leasehold improvements,
 net                         231,499          --             --        231,499
Goodwill, net                 92,551          --             --         92,551
Other assets                  18,967        4,402            --         23,369
Investment in
 subsidiaries                 37,886          --         (37,886)          --
 Total assets               $797,521      $94,271       $(37,886)      853,906

LIABILITIES AND
 STOCKHOLDERS' EQUITY
Accounts payable            $82,779          $--            $--        $82,779
Accrued expenses
 and other  current
 liabilities                 49,726         2,888            --         52,614
Current portion
 of long-term debt            4,814           --             --          4,814
 Total current
liabilities                 137,319         2,888            --        140,207

Long-term debt              457,968        30,000            --        487,968
Other long-term
 liabilities                 25,021           --             --         25,021
Intercompany
 notes/advances             151,273        23,497            --        174,770
 Total liabilities          771,581        56,385            --        827,966

Preferred stock                 --            --             --            --
Common stock                    --            --             --            --
Class B common stock            --            --             --            --
Additional paid-in
 capital                      3,317        32,130        (32,130)        3,317
Accumulated
 earnings (deficit)          28,617         5,756         (5,756)       28,617
Accumulated other
 comprehensive income        (5,994)          --             --         (5,994)
 Stockholders' equity        25,940        37,886        (37,886)       25,940
 Total liabilities and
  stockholders' equity     $797,521       $94,271       $(37,886)     $853,906


Consolidating Condensed Balance Sheet
January 30, 1999
(in thousands)

                                           Specialty
                                Stage      Retailers,               Stage Stores
                             Stores, Inc.  Inc. (NV)   Eliminations Consolidated

    ASSETS
Cash and cash equivalents          $2        $1,948         $--        $12,832
Undivided interest in
 accounts receivable trust        --            --           --         69,816
Merchandise inventories, net      --            --           --        341,316
Prepaid expenses                  --            --           --         24,981
Other current assets              --            --           --         59,492
 Total current assets               2         1,948          --        508,437

Property, equipment and
 leasehold improvements, net      --          1,764          --        233,263
Goodwill, net                     --            --           --         92,551
Other assets                      --             60          --         23,429
Investment in subsidiaries    204,349           --      (204,349)          --
 Total assets                $204,351        $3,772    $(204,349)     $857,680

LIABILITIES AND
 STOCKHOLDERS' EQUITY
Accounts payable                 $--           $--          $--        $82,779
Accrued expenses and
 other current liabilities         92           --           --         52,706
Current portion of
 long-term debt                   --            --           --          4,814
 Total current liabilities         92           --           --        140,299

Long-term debt                    --            --           --        487,968

Other long-term liabilities       --            --           --         25,021
Intercompany notes/advances      (133)     (174,637)         --            --
 Total liabilities                (41)     (174,637)         --        653,288

Preferred stock                   --            --           --            --
Common stock                      267           --           --            267
Class B common stock               13           --           --             13
Additional paid-in capital    265,716       160,040     (163,357)      265,716
Accumulated
 earnings (deficit)           (55,610)       18,369      (46,986)      (55,610)
Accumulated other
 comprehensive income          (5,994)          --         5,994        (5,994)
 Stockholders' equity         204,392       178,409     (204,349)      204,392
 Total liabilities and
  stockholders' equity       $204,351        $3,772    $(204,349)     $857,680



Consolidating Condensed Statement of Operations
Fiscal Year ended January 29, 2000
(in thousands)


                         Specialty    SRI Receivables     SRI           SRI
                       Retailes, Inc.   Purchase Co.  Eliminations  Consolidated

Net sales                 $1,121,567         $--           $--       $1,121,567
Cost of sales and
 related buying,
 occupancy and
 distribution expenses       897,117          --            --          897,117
Gross profit                 224,450          --            --          224,450

Selling, general and
 administrative expenses     389,873       (1,597)          --          388,276
Store opening and
 closure program costs        44,986          --            --           44,986
Operating income            (210,409)       1,597           --         (208,812)

Interest expense, net         61,894        3,457           --           65,351

Income (loss) before
 income taxes, equity in
 net earnings of
 subsidiaries,
 extraordinary item and
 cumulative effect of
 change in accounting
 principle                  (272,303)      (1,860)          --         (274,163)
Income tax
 expense (benefit)            14,842         (637)          --           14,205
Income (loss) before
 equity in net earnings
 of subsidiaries,
 extraordinary item and
 cumulative effect of
 change in accounting
 principle                  (287,145)      (1,223)          --         (288,368)
Equity in net earnings
 of subsidiaries              (2,974)         --          2,974             --
Income (loss) before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle                  (290,119)      (1,223)        2,974        (288,368)
Extraordinary item -
 early retirement of
 debt, net of tax               (204)        (545)          --             (749)
Cumulative effect of
 change in accounting
 principle - reporting
 costs of start-up
 activities, net of tax       (2,732)      (1,206)          --           (3,938)
Net income (loss)          $(293,055)     $(2,974)       $2,974       $(293,055)



Consolidating Condensed Statement of Operations
Fiscal Year ended January 29, 2000
(in thousands)
                                           Specialty
                                Stage      Retailers,              Stage Stores
                             Stores, Inc.  Inc. (NV)  Eliminations Consolidated

Net sales                         $--          $--         $--       $1,121,567
Cost of sales and related
 buying, occupancy and
 distribution expenses             --           --          --          897,117
Gross profit                       --           --          --          224,450

Selling, general and
 administrative expenses           125         (585)        --          387,816
Store opening and program
 closure costs                     --           --          --           44,986
Operating income                  (125)         585         --         (208,352)

Interest expense, net              --       (16,717)        --           48,634

Income (loss)
 before income taxes,
 equity in net earnings
 of subsidiaries,
 extraordinary item and
 cumulative effect of
 change in accounting
 principle                        (125)      17,302         --         (256,986)
Income tax
 expense (benefit)                 (44)       6,056         --           20,217
Income (loss) before
 equity in net earnings
 of subsidiaries,
 extraordinary item and
 cumulative effect of
 change in accounting
 principle                         (81)      11,246         --         (277,203)
Equity in net earnings
 of subsidiaries              (281,809)         --      281,809             --
Income (loss) before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle                    (281,809)      11,246     281,809        (277,203)
Extraordinary item -
 early retirement of
 debt, net of tax                  --           --          --             (749)
Cumulative effect of
 change in accounting
 principle - reporting
 costs of start-up
 activities, net of tax            --           --          --           (3,938)
Net income (loss)            $(281,890)     $11,246    $281,809       $(281,890)



Consolidating Condensed Statement of Operations
Fiscal Year ended January 30, 1999
(in thousands)

                          Specialty    SRI Receivables      SRI         SRI
                       Retailers, Inc.   Purchase Co.   Elimination Consolidated

Net sales                $1,173,547          $ --          $ --      $1,173,547
Cost of sales and
 related buying,
 occupancy and
 distribution expenses    839,238              --            --         839,238
Gross profit              334,309              --            --         334,309

Selling, general and
 administrative expenses  277,523           (1,467)          --         276,056
Store opening and
 closure costs             10,192              --            --          10,192
Operating income           46,594            1,467           --          48,061

Interest expense, net      65,345           (3,435)          --          61,910

Income (loss) before
 income taxes             (18,751)           4,902           --         (13,849)
Income tax expense
 (benefit)                 (6,377)           1,826           --          (4,551)
Income (loss) before
 equity in net earnings
 of subsidiaries          (12,374)           3,076           --          (9,298)
Equity in net earnings
 of subsidiaries            3,076              --         (3,076)           --
Net income (loss)         $(9,298)          $3,076       $(3,076)       $(9,298)


Consolidating Condensed Statement of Operations
Fiscal Year ended January 30, 1999
(in thousands)
                                            Specialty
                                  Stage     Retailers,              Stage Stores
                               Stores, Inc. Inc. (NV)   Elimiations Consolidated

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


Consolidating Condensed Statement of Operations
Fiscal Year ended January 31, 1998
(in thousands)


                          Specialty    SRI Receivables     SRI          SRI
                       Retailers, Inc.   Purchase Co.  Eliminations Consolidated

Net sales                 $1,073,316          $--           $--      $1,073,316
Cost of sales and related
 buying, occupancy and
 distribution expenses       730,179           --            --         730,179
Gross profit                 343,137           --            --         343,137

Selling, general and
 administrative expenses     242,843        (2,865)          --         239,978
Store opening and
 closure costs                 8,686           --            --           8,686
Operating income              91,608         2,865           --          94,473

Interest expense, net         47,746        (1,164)          --          46,582

Income (loss) before
 income taxes                 43,862         4,029           --          47,891
Income tax expense
 (benefit)                    17,234         1,483           --          18,717
Income (loss) before
 equity in net earnings
 of subsidiaries and
 extraordinary item           26,628         2,546           --          29,174
Equity in net earnings
 of subsidiaries               1,904           --         (1,904)           --
Income (loss) before
 extraordinary item           28,532         2,546        (1,904)        29,174
Extraordinary item -
 early retirement of debt    (17,653)         (642)          --         (18,295)
Net income (loss)            $10,879        $1,904       $(1,904)       $10,879


Consolidating Condensed Statement of Operations
Fiscal Year ended January 31, 1998
(in thousands)
                                            Specialty
                                  Stage     Retailer,               Stage Stores
                               Stores, Inc. Inc. (NV)  Eliminations Consolidated

Net sales                          $--          $--         $--      $1,073,316
Cost of sales and related
 buying, occupancy and
 distribution expenses              --           --          --         730,177
Gross profit                        --           --          --         343,137

Selling, general and
 administrative expenses             30            3         --         240,011
Store opening and
 closure costs                      --           --          --           8,686
Operating income                    (30)          (3)        --          94,440

Interest expense, net               --        (8,305)        --          38,277

Income (loss) before
 income taxes                       (30)       8,302         --          56,163
Income tax expense (benefit)        --         2,906         --          21,623
Income (loss) before equity
 in net earnings of
 subsidiaries and
 extraordinary item                 (30)       5,396         --          34,540
Equity in net earnings
 of subsidiaries                 16,275          --      (16,275)           --
Income (loss) before
 extraordinary item              16,245        5,396     (16,275)        34,540
Extraordinary item -
 early retirement of debt           --           --          --         (18,295)
Net income (loss)               $16,245       $5,396    $(16,275)       $16,245


Consolidating  Condensed Statement of Cash Flows
Fiscal Year ended January 29, 2000
(in thousands)

                          Specialty    SRI Receivables     SRI          SRI
                       Retailers, Inc.   Purchase Co.  Eliminations Consolidated
Cash flows from
 operating activities:
Net cash provided by
 (used in) operating
 activities                 $28,755        $(4,878)          $--        $23,877

Cash flows from
 investing activities:
Investment in subsidiaries      --             --             --            --
Additions to property,
 equipment and leasehold
 improvements               (22,037)           --             --        (22,037)
Proceeds from the sales
 of accounts receivable,
 net                        (34,878)        34,878            --            --
Dividend from subsidiary        --             --             --            --
 Net cash used in
  investing activities      (56,915)        34,878            --        (22,037)

Cash flows from
 financing activities:
 Proceeds from working
  capital facility           43,000            --             --         43,000
Proceeds from issuance
 of commom stock                --             --             --            --
Proceeds from capital
 contribution                   --             --             --            --
Payments on long-term
 debt                        (4,813)       (30,000)           --        (34,813)
Additions to debt
 issue costs                 (2,832)           --             --         (2,832)
Dividend paid                   --             --             --            --
 Net cash provided by
  (used in) financing
  activities                 35,355        (30,000)           --          5,355

Net increase (decrease)
 in cash and cash
 equivalents                  7,195            --             --          7,195

Cash and cash equivalents:
 Beginning of period         10,882            --             --         10,882
 End of period              $18,077          $ --          $  --        $18,077





Consolidating Condensed Statement of Cash Flows
Fiscal Year ended January 29, 2000
(in thousands)

                                            Specialty
                                   Stage    Retailers               Stage Stores
                               Stores, Inc. Inc. (NV)  Elimiations  Consolidated
Cash flows from
 operating activities:
 Net cash provided by (used
  in) operating activities        $ --           $24         $--        $23,901

Cash flows from
 investing activities:
Investment in subsidiaries         (128)         --           128           --
Additions to property,
 equipment and leasehold
 improvements                       --           --           --        (22,037)

Proceeds from the sales of
 accounts receivable, net           --           --           --            --
Dividend from subsidiary            100          --          (100)          --
 Net cash used in investing
  activities                        (28)         --            28       (22,037)

Cash flows from
 financing activities:
Proceeds from working
 capital facility                   --           --           --         43,000
Proceeds from issuance
 of common stock                    128          --           --            128
Proceeds from capital
 contribution                       --           128         (128)          --
Payments on long-term debt          --           --           --        (34,813)
Additions to debt issue costs       --           --           --         (2,832)
Dividend paid                       --          (100)         100           --
 Net cash provided by (used
 in) financing activities           128           28          (28)        5,483

Net increase (decrease) in
 cash and cash equivalents          100           52          --          7,347

Cash and cash equivalents:
 Beginning of period                  2        1,948          --         12,832
 End of period                     $102       $2,000       $  --        $20,179


Consolidating Condensed Statement of Cash Flows
Fiscal Year ended January 30, 1999
(in thousands)

                          Specialty    SRI Receivables      SRI         SRI
                        Retailers, Inc.  Purchase Co.   Elimination Consolidated
Cash flows from
 operating activities:
 Net cash provided by
  (used in) operating
  activities                $(28,747)        $11,586         $--       $(17,161)

Cash flows from
 investing activities:
Investment in subsidiaries       --              --           --            --
Additions to property,
 equipment and leasehold
 improvements                (88,047)            --           --        (88,047)
Proceeds from the sales
 of accounts receivable,
 net                           2,504          (2,504)         --            --
Dividend from subsidiary       9,082             --        (9,082)          --
 Net cash used in investing
  activities                 (76,461)         (2,504)      (9,082)      (88,047)

Cash flows from
 financing activities:
Proceeds from working
 capital facility             96,300             --           --         96,300
Proceeds from issuance of
 common stock                    --              --           --            --
Proceeds from capital
 contribution                    --              --           --            --
Payments on long-term debt    (2,596)            --           --         (2,596)
Additions to debt issue
 costs                          (913)            --           --           (913)
Dividends paid                   --           (9,082)       9,082           --
 Net cash provided by
  (used in) financing
  activities                  92,791          (9,082)       9,082        92,791

Net increase (decrease)
 in cash and cash
 equivalents                 (12,417)            --           --        (12,417)

Cash and cash equivalents:
 Beginning of period          23,299             --           --         23,299
 End of period               $10,882            $--          $--        $10,882


Consolidating Condensed Statement of Cash Flows
Fiscal Year ended January 30, 1999
(in thousands)
                                            Specialty
                                  Stage     Retailers,              Stage Stores
                               Stores, Inc. Inc. (NV)  Eliminations Consolidated
Cash flows from
 operating activities:
  Net cash provided by (used
   in) operating activities         $(31)     $1,682         $--       $(15,510)

Cash flows from
 investing activities:
Investment in subsidiaries        (1,038)        --         1,038           --
Additions to property,
 equipment and leasehold
 improvements                        --         (672)         --        (88,719)
Proceeds from the sales of
 accounts receivable, net            --          --           --            --
Dividend from subsidiary             100         --          (100)          --
 Net cash used in investing
  activities                        (938)       (672)         938       (88,719)

Cash flows from
 financing activities:
Proceeds from working
 capital facility                    --          --           --         96,300
Proceeds from issuance of
 common stock                        955         --           --            955
Proceeds from capital
 contribution                        --        1,038       (1,038)          --
Payments on long-term debt           --          --           --         (2,596)
Additions to det issue costs         --          --           --           (913)
Dividend paid                        --         (100)         100           --
 Net cash provided by (used
  in) financing activities           955         938         (938)       93,746

Net increase (decrease) in
 cash and cash equivalents           (14)      1,948          --        (10,483)

Cash and cash equivalents:
 Beginning of period                  16         --           --         23,315
 End of period                        $2      $1,948         $--        $12,832





Consolidating Condensed Statement of Cash Flows
Fiscal Year ended
January 31, 1998
(in thousands)

                          Specialty    SRI Receivables     SRI          SRI
                       Retailers, Inc.  Purchase Co.   Eliminations Consolidated

Cash flows from
 operating activities:
 Net cash provided by
  (used in) operating
   activities               $36,822        $(17,988)         $--        $18,834

Cash flows from
 investing activities:
Acquisitions, net of
 cash acquired               (4,946)            --            --         (4,946)
Investment in subsidiaries   21,243             --            --         21,243
Intercompany notes/advances  22,522             --            --         22,522
Additions to property,
 equipment and leasehold
 improvements               (64,859)            --            --        (64,859)
Proceeds from the sales
 of accounts receivable,
 net                        (19,962)         19,962           --            --
Dividend from subsidiary      1,904             --         (1,904)          --
 Net cash used in
  investing activities      (44,098)         19,962        (1,904)      (26,040)

Cash flows from
 financing activities:
Proceeds from working
 capital facility            45,700             --            --         45,700
Proceeds from issuance
 of long-term debt          299,718             --            --        299,718
Proceeds from issuance
 of common stock                --              --            --            --
Proceeds from capital
 contribution               (21,243)            --            --        (21,243)
Payments on long-term
 debt                      (299,533)            --            --       (299,533)
Additions to debt
 issue costs                (12,337)            (70)          --        (12,407)
Dividend paid                   --           (1,904)        1,904           --
 Net cash provided by
  (used in) financing
  activities                 12,305          (1,974)        1,904        12,235

Net indecrease in cash
 and cash equivalents         5,029             --            --          5,029

Cash and cash equivalents:
 Beginning of period         18,270             --            --         18,270
 End of period              $23,299            $--           $--        $23,299


Consolidating Condensed Statement of Cash Flows
Fiscal Year ended January 31, 1998
(in thousands)
                                            Specialty
                                  Stage     Retailers,              Stage Stores
                               Stores, Inc. Inc. (NV)  Eliminations Consolidated

Cash flows from
 operating activities:
 Net cash provided by (used
  in) operating activities          $--         $--          $--        $18,834

Cash flows from
 investing activities:
Acquisitions, net of
 cash acquired                       --          --           --         (4,946)
Investment in subsidiaries       (21,243)        --           --            --
Intercompany
 notes/advances                   (1,279)    (21,243)         --            --
Additions to property,
 equipment and leasehold
 improvements                        --          --           --        (64,859)
Proceeds from the sales of
 accounts receivable, net            --          --           --            --
Dividend from subsidiary             --          --           --            --
 Net cash used in investing
  activities                     (22,522)    (21,243)         --        (69,805)

Cash flows from
 financing activities:
Proceeds from working
 capital facility                    --          --           --         45,700
Proceeds from issuance of
 long-term debt                      --          --           --        299,718
Proceeds from issuance of
 common stock                     22,522         --           --         22,522
Proceeds from capital
 contributions                       --       21,243          --            --
Payments on long-term debt           --          --           --       (299,533)
Additions to debt issue costs        --          --           --        (12,407)
Dividend paid                        --          --           --            --
 Net cash provided by
  (used in) financing
  activities                      22,522      21,243          --         56,000

Net increase in cash and
 cash equivalents                    --          --           --          5,029

Cash and cash equivalents:
 Beginning of period                  16         --           --         18,286
 End of period                       $16        $--          $--        $23,315