Form 10-Q
period 2000-04-29
STAGE STORES INC
filed 2000-07-26
CIK 6885

Form 10-Q

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


     (Mark One)
          [  X  ]     QUARTERLY REPORT PURSUANT TO SECTION 13  OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended April 29, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No _X_

The  number  of  shares  of common stock of  Stage  Stores,  Inc.
outstanding as of July 14, 2000 was 26,850,223 shares  of  Common
Stock and 1,250,584 shares of Class B Common Stock.


                 Part I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS


                       Stage Stores, Inc.
             Consolidated Condensed Balance Sheet
              (in thousands, except par values)
                          (unaudited)



                                         April 29, 2000    January 29, 2000
                ASSETS
Cash and cash equivalents                    $21,064            $20,179

Undivided interest in accounts
 receivable trust                             35,527             41,600
Merchandise inventories, net                 261,332            261,104
Prepaid expenses and other
 current assets                               37,392             34,191
      Total current assets                   355,315            357,074

Property, equipment and leasehold
 improvements, net                           164,739            181,834
Other assets                                  15,691             15,779
      Total assets                          $535,745           $554,687

 LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                             $63,963            $40,955
Accrued expenses and other
 current liabilities                          68,676             72,177
Current portion of long-term debt              4,841              9,830
Long-term debt classified as current         487,520            492,393
      Total current liabilities              625,000            615,355

Other long-term liabilities                    9,443             14,299
      Total liabilities                      634,443            629,654

Preferred stock, par value $1.00,
 non-voting, 3 shares authorized,
 no shares issued or outstanding                 --                 --
Common stock, par value $0.01,
 75,000 shares authorized, 26,850
 and 26,834 shares issued and
 outstanding, respectively                       268                268
Class B common stock, par value
 $0.01, non-voting, 3,000 shares
 authorized, 1,250 shares
 issued and outstanding                           13                 13
Additional paid-in capital                   267,060            266,590
Accumulated deficit                         (361,701)          (337,500)
Accumulated other comprehensive income        (4,338)            (4,338)
   Stockholders' deficit                     (98,698)           (74,967)
Commitments and contingencies                    --                 --
      Total liabilities and
       stockholders' deficit                $535,745           $554,687


 The accompanying notes are an integral part of this statement.




                        Stage Stores, Inc.
          Consolidated Condensed Statement of Operations
             (in thousands, except per share amounts)
                           (unaudited)

                                             Thirteen Weeks Ended
                                       April 29, 2000       May 1, 1999

Net sales                                 $230,352            $262,591
Cost of sales and related buying,
 occupancy and distribution expenses       172,034             192,232
Gross profit                                58,318              70,359

Selling, general and
 administrative expenses                    54,021              61,219
Store opening and closure
 program costs                              15,045                 749
Operating income (loss)                    (10,748)              8,391

Interest, net                               13,428              12,111

Loss before income tax and
 cumulative effect of a
 change in accounting principle            (24,176)             (3,720)
Income tax expense (benefit)                    25              (1,451)

Loss before cumulative effect of
 a change in accounting principle          (24,201)             (2,269)
Cumulative effect of a change in
 accounting principle, net of
 tax - reporting costs of start-up
 activities                                    --               (2,402)

Net loss                                  $(24,201)            $(4,671)

Basic earnings (loss) per common
 share data:

Basic earnings (loss) per common
 share before cumulative effect
 of a change in accounting principle        $(0.86)             $(0.08)
Cumulative effect of a change in
 accounting principle, net of tax -
 reporting costs of start-up activities        --                (0.09)
Basic earnings (loss) per common share      $(0.86)             $(0.17)

Basic weighted average common
 shares outstanding                         28,093              27,987


Diluted earnings (loss) per
 common share data:

Diluted earnings (loss) per
 common share before cumulative
 effect of a change in
 accounting principle                       $(0.86)             $(0.08)
Cumulative effect of a change in
 accounting principle, net of
 tax - reporting costs of
 start-up activities                           --                (0.09)
Diluted earnings (loss) per
 common share                               $(0.86)             $(0.17)

Diluted weighted average common
 shares outstanding                         28,093              27,987


 The accompanying notes are an integral part of this statement.


                           Stage Stores, Inc.
             Consolidated Condensed Statement of Cash Flows
                             (in thousands)
                               (unaudited)

                                                   Thirteen Weeks Ended
                                             April 29, 2000       May 1, 1999

 Cash flows from operating activities:
   Net loss                                     $(24,201)           $(4,671)
   Adjustments to reconcile net loss to net
    cash provided by (used in)
    operating activities:
     Depreciation and amortization                15,828              8,620
     Deferred income taxes                           --                (208)
     Accretion of discount                           323                285
     Amortization of debt issue costs              1,889                759
     Cumulative effect of a change in
      accounting principle                           --               2,402
     Change in working capital                    19,902            (11,575)
         Total adjustments                        37,942                283
       Net cash provided by (used in)
        operating activities                      13,741             (4,388)

 Cash flows from investing activities:
   Additions to property, equipment and
    leasehold improvements                          (807)            (7,526)
       Net cash used in investing activities        (807)            (7,526)

 Cash flows from financing activities:
   Proceeds from (payments on) working
    capital facility                             (10,000)             7,650
   Proceeds from issuance of common stock            --                 221
   Payments on long-term debt                       (185)              (164)
   Additions to debt issue costs                  (1,864)               --
       Net cash provided by (used in)
        financing activities                     (12,049)             7,707

   Net increase (decrease) in cash and
    cash equivalents                                 885             (4,207)


   Cash and cash equivalents:
     Beginning of period                          20,179             12,832
     End of period                               $21,064             $8,625

 Supplemental disclosure of cash flow
  information:

   Interest paid                                  $5,455             $3,205

   Income taxes paid (refunded)                    $(106)             $   2


 The accompanying notes are an integral part of this statement.



                   Stage Stores, Inc.
     Consolidated Statement of Stockholders' Equity
       For the Thirteen Weeks Ended April 29, 2000
                     (in thousands)


Shares Outstanding
Shares of common stock issued:
   Beginning balance                  26,834
    Issuance of stock                     16
   Ending balance                     26,850

Shares of Class B stock issued:
   Beginning balance                   1,250
   Ending balance                      1,250

Stockholders' Equity
Common stock issued:
   Beginning balance                    $268
    Issuance of stock                    --
   Ending balance                        268

Class B stock issued:
   Beginning balance                      13
   Ending balance                         13

Additional Paid-in Capital:
   Beginning balance                 266,590
    Issuance of stock                    470
   Ending balance                    267,060

Accumulated deficit and
 accumulated other
 comprehensive income:
   Beginning balance                (341,838)
   Comprehensive loss:
        Net loss                     (24,201)
        Other comprehensive loss         --
   Total comprehensive loss          (24,201)
   Ending balance                   (366,039)
Total Stockholders' Deficit         $(98,698)

Accumulated other
comprehensive loss:
   Beginning balance                 $(4,338)
   Ending balance                    $(4,338)


 The accompanying notes are an integral part of this statement.



                     Stage Stores, Inc.
 Notes to Unaudited Consolidated Condensed Financial Statements

       1. The accompanying Unaudited Consolidated Condensed Financial Statements of Stage Stores, Inc. ("Stage Stores") have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Those adjustments, which include only normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The Unaudited Consolidated Condensed Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto for the year ended January 29, 2000 filed with Stage Stores' Annual Report on Form 10-K. The fiscal years discussed herein end on the Saturday nearest to January 31 in the following calendar year. For example, references to "2000" mean the fiscal year ending February 3, 2001.

      2. Stage Stores conducts its business primarily through its wholly-owned subsidiary Specialty Retailers, Inc. ("SRI") which, as of April 29, 2000, operated 647 family apparel stores in 33 states located throughout the United States. Stage Stores and SRI are collectively referred to herein as the "Company".

     3. On June 1, 2000, Stage Stores, SRI and Specialty Retailer, Inc. (NV) filed for protection under Chapter 11 of Title 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the Southern District of Texas (the "Court"). Under Chapter 11, the Company is operating its business as debtor-in-possession (see Note 2 to the Company's Consolidated Financial Statements filed with Stage Stores' Annual Report on Form 10-K for the year ended January 29, 2000).

     The accompanying Unaudited Consolidated Condensed Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 filing, such realization of assets and liquidation of liabilities is subject to uncertainty. Further, a plan of reorganization could materially change the amounts reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of a plan of reorganization. The ability of the Company to continue as a going concern is dependent  upon, among other things, confirmation of  a  plan  of reorganization,  future  profitable operations,  the  ability  to comply with debtor-in-possession agreements and the ability to generate sufficient cash from operations and financing sources to meet obligations. Additionally, the accompanying Unaudited Consolidated Condensed Financial Statements do not include any adjustments that would be required if the Company were in liquidation. Substantially all of the Company's pre-petition liabilities are subject to compromise under reorganization proceedings.

     Prior to the Company's filing for protection under Chapter 11, the Company's debt to banks and bondholders was in default of certain of the terms of the applicable loan agreements, notes and debentures. For financial reporting purposes, those liabilities and obligations have been classified as current liabilities in the accompanying consolidated financial statements. The ultimate adequacy of security for any secured debt obligations and settlement of all liabilities and obligations cannot be determined until a plan of reorganization is confirmed.

     On June 2, 2000, the Company entered into a three year $450.0 million debtor-in-possession financing agreement (the "DIP Financing") with a lender to finance, among other things, the Company's working capital requirements during Chapter 11 reorganization proceedings. On June 26, 2000, the Company was given full and final approval for the DIP Financing agreement by the U.S. Bankruptcy Court for the Southern District of Texas. Borrowings under the DIP Financing are limited to the availability under a borrowing base which includes eligible inventory and accounts receivable and certain leasehold interest. Borrowings under the DIP Financing agreement are payable upon maturity and the daily interest rates are based upon a Base rate or Eurodollar rate plus an applicable margin based on availability as set forth in the DIP Financing agreement.

     Initial borrowings under the DIP Financing were used to terminate the Company's existing Accounts Receivable Program and retire the Senior Revolving Credit Facility (defined herein) and for certain closing costs associated with the DIP Financing. As a result of the termination of the Company's existing Accounts Receivable Program, accounts receivable generated under the Company's private label credit card program will no longer be transferred to the Trust but rather will be owned by SRI. Such receivables, along with substantially all of the Company's other assets, serve as collateral for the DIP Financing. On June 7, 2000, the Company paid the Trust $288.1 million and as a result of this payment, all certificates in the Trust were cancelled and the existing accounts receivable of $324.3 million was transferred to SRI. Accordingly, the Company no longer holds a retained interest in the Trust. Prior to the retirement of the
Trust, the Company accounted for its retained interest in the Trust as an investment in debt securities classified as trading securities under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt Equity Securities" ("SFAS 115"). As such, the retained interest was recorded at its estimated fair value. In conjunction with the retirement of the existing Accounts Receivable Program, the Company will no longer account for its receivables financing under SFAS 115.

      The DIP Financing contains covenants which, among other things, restrict the (i) incurrence of additional debt, (ii) incurrence of capital lease obligations, (iii) aggregate amount of capital expenditures and (iv) transactions with related parties. In addition, the DIP Financing requires the Company to maintain compliance with a certain specified level of earnings before depreciation, interest, taxes and special charges.

     On July 18, 2000, the U.S. Bankruptcy Court for the Southern District of Texas approved the Company's plan to close 120 underperforming stores as part of its restructuring process. The Company has engaged third parties to manage the inventory liquidation process in these stores. As a result of this announced store closure plan, the Company has reflected a $15.0 million charge in the first quarter to write off the fixed assets and prepaid supplies associated with these 120 stores. The charge is reflected in store opening and closure program costs in the accompanying income statement. The Company estimates this store closure plan will be completed within the current fiscal year.

      4.  During  the quarter ended April 29, 2000,  the  Company charged  $0.5  million  against  the  store  closure  accrual  it established  in  1999 resulting in a remaining  balance  of  $7.3 million.

      5. The Company has provided a valuation allowance against the net deferred tax assets generated during the quarter ended April 29, 2000. See Note 11 to the Audited Consolidated Financial Statements for the year ended January 29, 2000, included in Stage Stores Annual Report on Form 10-K.

     6. The following Unaudited Consolidating Condensed Financial Statements for Stage Stores and its wholly-owned subsidiaries is presented to satisfy disclosure requirements pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934 with respect to wholly-owned subsidiaries of Stage Stores. Stage Stores does not prepare separate financial statements and related disclosures for its wholly-owned subsidiaries SRI and Specialty Retailers, Inc. (NV), a wholly-owned subsidiary of Stage Stores which was incorporated during June 1997, because management has determined that such information is not material to investors. SRI is the primary obligor under the 8.5% Senior Notes due 2005 and the 9% Senior Subordinated Notes due 2007 (see Note 6 to the Company's Consolidated Financial Statements filed with Stage Stores' Annual
Report on Form 10-K for the year ended January 29, 2000).   Stage
Stores and Specialty Retailers, Inc. (NV) are guarantors of such indebtedness.

           The Consolidating Condensed Financial Statements for Stage Stores and its wholly-owned subsidiaries, including all significant intercompany transactions eliminated in consolidation, are presented below. The results of operations of SRPC as reported are not indicative of the total operating performance of the Company's Accounts Receivable Program.

Consolidating Condensed Balance Sheet
April 29, 2000
(in thousands, unaudited)

                             Specialty        SRI          SRI          SRI
                          Retailers, Inc. Receivables  Eliminations Consolidated
                                          Purchase Co.
    ASSETS
Cash and cash equivalents     $19,064        $  --        $  --        $19,064
Undivided interest in
 accounts receivable trust    (10,808)       46,335          --         35,527
Merchandise inventories, net  261,332           --           --        261,332
Prepaid expenses and other
 current assets                26,739        10,653          --         37,392
 Total current assets         296,327        56,988          --        353,315

Property, equipment and
leasehold improvements, net   163,687           --           --        163,687
Other assets                   13,260         2,371          --         15,631
Investment in subsidiaries     36,893           --       (36,893)          --
 Total assets                $510,167       $59,359     $(36,893)     $532,633

LIABILITIES AND
 STOCKHOLDERS'
    EQUITY
Accounts payable              $63,963        $  --        $  --        $63,963
Accrued expenses and other
 current liabilities           65,744         2,770          --         68,514
Current portion of
 long-term debt                 4,841           --           --          4,841
Long-term debt classified
 as current                   487,520           --           --        487,520
 Total current liabilities    622,068         2,770          --        624,838

Intercompany notes/advances   172,785        19,696          --        192,481
Other long-term liabilities     9,443           --           --          9,443
Investment in subsidiaries        --            --           --            --
 Total liabilities            804,296        22,466          --        826,762

Preferred stock                   --            --           --            --
Common stock                      --            --           --            --
Class B common stock              --            --           --            --
Additional paid-in capital      3,317        34,111      (34,111)        3,317
Accumulated earnings
 (deficit)                   (293,108)        2,782       (2,782)     (293,108)
Accumulated other
 comprehensive income          (4,338)          --           --         (4,338)
 Stockholders' equity        (294,129)       36,893      (36,893)     (294,129)
 Total liabilities and
  stockholders' equity       $510,167       $59,359     $(36,893)     $532,633



Consolidating Condensed Balance Sheet
April 29, 2000
(in thousands, unaudited)

                                           Specialty
                                 Stage     Retailers,              Stage Stores
                              Stores, Inc. Inc. (NV)  Eliminations Consolidated
    ASSETS
Cash and cash equivalents         $   2       $1,998      $  --        $21,064
Undivided interest in
 accounts receivable trust          --           --          --         35,527
Merchandise inventories, net        --           --          --        261,332
Prepaid expenses and other
 current assets                     --           --          --         37,392
 Total current assets                 2        1,998         --        355,315

Property, equipment and
 leasehold improvements, net        --         1,052         --        164,739
Other assets                        --            60         --         15,691
Investment in subsidiaries          --           --          --            --
 Total assets                     $   2       $3,110      $  --       $535,745

LIABILITIES AND
 STOCKHOLDERS'
    EQUITY
Accounts payable                 $  --        $  --       $  --        $63,963
Accrued expenses and other
 current liabilities                 11          151         --         68,676
Current portion of
 long-term debt                     --           --          --          4,841
Long-term debt classified
 as current                         --           --          --        487,520
 Total current liabilities           11          151         --        625,000

Intercompany notes/advances        (530)    (191,951)        --            --
Other long-term liabilities         --           --          --          9,443
Investment in subsidiaries       99,219          --      (99,219)          --
 Total liabilities               99,700     (191,800)    (99,219)      634,443

Preferred stock                     --           --          --            --
Common stock                        268          --          --            268
Class B common stock                 13          --          --             13
Additional paid-in capital      267,060      160,915    (164,232)      267,060
Accumulated earnings (deficit) (361,701)      33,995     259,113      (361,701)
Accumulated other
 comprehensive income            (4,338)         --        4,338        (4,338)
 Stockholders' equity           (98,698)     194,910      99,219       (98,698)
 Total liabilities and
  stockholders' equity           $    2       $3,110      $  --       $535,745


Consolidating Condensed Balance Sheet
January 29, 2000
(in thousands)
                                            SRI
                           Specialty    Receivables       SRI          SRI
                        Retailers, Inc. Purchase Co. Eliminations Consolidated ASSETS
Cash and cash equivalents     $18,077       $  --          $  --       $18,077
Undivided interest in
 accounts receivable trust    (13,101)      54,701            --        41,600
Merchandise inventories,
 net                          261,104          --             --       261,104
Prepaid expenses                7,725          220            --         7,945
Other current assets           17,755        8,491            --        26,246
 Total current assets         291,560       63,412            --       354,972

Property, equipment and
 leasehold improvements,
 net                          180,761          --             --       180,761
Other assets                   13,111        2,608            --        15,719
Investment in subsidiaries     36,690          --         (36,690)         --
 Total assets                $522,122      $66,020       $(36,690)    $551,452

LIABILITIES AND
 STOCKHOLDERS'
EQUITY (DEFICIT)
Accounts payable              $40,955       $  --          $  --       $40,955
Accrued expenses and other
 current liabilities           69,385        2,770            --        72,155
Current portion of
 long-term debt                 9,830          --             --         9,830
Long-term debt classified
 as current                   492,393          --             --       492,393
 Total current liabilities    612,563        2,770            --       615,333

Long-term debt                    --           --             --           --
Other long-term liabilities    14,299          --             --        14,299
Intercompany notes/advances   160,719       26,560            --       187,279
Investment in subsidiaries        --           --             --           --
 Total liabilities            787,581       29,330            --       816,911

Preferred stock                   --           --             --           --
Common stock                      --           --             --           --
Class B common stock              --           --             --           --
Additional paid-in capital      3,317       33,908        (33,908)       3,317
Accumulated earnings
 (deficit)                   (264,438)       2,782         (2,782)    (264,438)
Accumulated other
 comprehensive income          (4,338)         --             --        (4,338)
 Stockholders' equity
  (deficit)                  (265,459)      36,690        (36,690)    (265,459)
 Total liabilities
  and stockholders'
  equity (deficit)           $522,122      $66,020       $(36,690)    $551,452


Consolidating Condensed Balance Sheet
January 29, 2000
(in thousands)

                                           Specialty
                                 Stage     Retailers,              Stage Stores
                              Stores, Inc. Inc. (NV)  Eliminations Consolidated
     ASSETS
Cash and cash equivalents           $102      $2,000      $  --        $20,179
Undivided interest in
 accounts receivable trust           --          --          --         41,600
Merchandise inventories, net         --          --          --        261,104
Prepaid expenses                     --          --          --          7,945
Other current assets                 --          --          --         26,246
 Total current assets                102       2,000         --        357,074

Property, equipment and
 leasehold improvements, net         --        1,073         --        181,834
Other assets                         --           60         --         15,779
Investment in subsidiaries           --          --          --            --
 Total assets                       $102      $3,133      $  --       $554,687

LIABILITIES AND
 STOCKHOLDERS'
EQUITY (DEFICIT)
Accounts payable                  $  --       $  --       $  --        $40,955
Accrued expenses and other
 current liabilities                  22         --          --         72,177
Current portion of
 long-term debt                      --          --          --          9,830
Long-term debt classified
 as current                          --          --          --        492,393
 Total current liabilities            22         --          --        615,355

Long-term debt                       --          --          --            --
Other long-term liabilities          --          --          --         14,299
Intercompany notes/advances           18    (187,297)        --            --
Investment in subsidiaries        75,029         --      (75,029)          --
 Total liabilities                75,069    (187,297)    (75,029)      629,654

Preferred stock                      --          --          --            --
Common stock                         268         --          --            268
Class B common stock                  13         --          --             13
Additional paid-in capital       266,590     160,915    (164,232)      266,590
Accumulated earnings (deficit)  (337,500)     29,515     234,923      (337,500)
Accumulated other
 comprehensive income             (4,338)        --        4,338        (4,338)
 Stockholders' equity (deficit)  (74,967)    190,430      75,029       (74,967)
 Total liabilities and
  stockholders' equity (deficit)    $102      $3,133      $  --       $554,687




Consolidating Condensed Statement of Operations
Thirteen Weeks Ended April 29, 2000
(in thousands, unaudited)

                                             SRI
                            Specialty    Receivables      SRI          SRI
                         Retailers, Inc. Purchase Co. Eliminations Consolidated

Net sales                    $230,352         $ --         $  --      $230,352
Cost of sales and related
 buying, occupancy and
 distribution expenses        172,034           --            --       172,034
Gross profit                   58,318           --            --        58,318

Selling, general
and administrative expenses    54,488          (171)          --        54,317
Store opening and closure
 program costs                 15,045           --            --        15,045
Operating income (loss)       (11,215)          171           --       (11,044)

Interest expense, net          17,581           171           --        17,752

Income (loss) before
 income taxes                 (28,796)          --            --       (28,796)
Income tax expense (benefit)     (126)          --            --          (126)
Income (loss) before equity
 in net earnings of
 subsidiaries                 (28,670)          --            --       (28,670)
Equity in net earnings
 of subsidiaries                  --            --            --           --
Net income (loss)            $(28,670)       $  --         $  --      $(28,670)


Consolidating Condensed Statement of Operations
Thirteen Weeks Ended April 29, 2000
(in thousands, unaudited)

                                           Specialty
                                 Stage     Retailers,              Stage Stores
                              Stores, Inc. Inc. (NV)  Eliminations Consolidated

Net sales                         $  --       $  --       $  --       $230,352
Cost of sales and related
 buying, occupancy and
 distribution expenses               --          --          --        172,034
Gross profit                         --          --          --         58,318

Selling, general and
 administrative expenses              11        (307)        --         54,021
Store opening and closure
 program costs                       --          --          --         15,045
Operating income (loss)              (11)        307         --        (10,748)

Interest expense, net                --       (4,324)        --         13,428

Income (loss) before income taxes    (11)      4,631         --        (24,176)
Income tax expense (benefit)         --          151         --             25
Income (loss) before equity in
 net earnings of subsidiaries        (11)      4,480         --        (24,201)
Equity in net earnings
 of subsidiaries                 (24,190)        --       24,190           --
subsidiaries
Net income (loss)               $(24,201)     $4,480     $24,190      $(24,201)



Consolidating Condensed Statement of Operations
Thirteen Weeks Ended May 1, 1999
(in thousands, unaudited)

                                             SRI
                            Specialty    Receivables      SRI          SRI
                         Retailers, Inc. Purchase Co. Eliminations Consolidated

Net sales                    $262,591        $  --       $  --        $262,591
Cost of sales and related
 buying, occupancy and
 distribution expenses        192,232           --          --         192,232
Gross profit                   70,359           --          --          70,359

Selling, general and
 administrative expenses       62,784        (1,675)        --          61,109
Store opening and closure
 program costs                    749           --          --             749
Operating income (loss)         6,826         1,675         --           8,501

Interest expense, net          15,088         1,051         --          16,139

Income (loss) before
 income taxes                  (8,262)          624         --          (7,638)
Income tax expense (benefit)   (3,065)          231         --          (2,834)
Income (loss) before equity
 in net earnings of
 subsidiaries and cumulative
 effect of a change in
 accounting principle          (5,197)          393         --          (4,804)
Equity in net earnings
 of subsidiaries                 (813)          --          813            --
Income (loss) before
 cumulative effect of a
 change in accounting
 principle                     (6,010)          393         813         (4,804)
Cumulative effect of a
 change in accounting
 principle, net of
 tax - reporting costs
 of start-up activities        (1,196)       (1,206)        --          (2,402)
Net income (loss)             $(7,206)        $(813)       $813        $(7,206)



Consolidating Condensed Statement of Operations
Thirteen Weeks Ended May 1, 1999
(in thousands, unaudited)

                                           Specialty
                                  Stage    Retailers,              Stage Stores
                               Stores Inc. Inc. (NV)  Eliminations Consolidated

Net sales                         $  --      $  --        $  --       $262,591
Cost of sales and related
 buying, occupancy and
 distribution expenses               --         --           --        192,232
Gross profit                         --         --           --         70,359

Selling, general and
 administrative expenses              34         76          --         61,219
Store opening and closure
 program costs                       --         --           --            749
Operating income (loss)              (34)       (76)         --          8,391

Interest expense, net                --      (4,028)         --         12,111

Income (loss) before
 income taxes                        (34)     3,952          --         (3,720)
Income tax expense (benefit)         --       1,383          --         (1,451)
Income (loss) before equity
 in net earnings of
 subsidiaries and cumulative
 effect of a change in
 accounting principle                (34)     2,569          --         (2,269)
Equity in net earnings of
 subsidiaries                     (4,637)       --         4,637           --
Income (loss) before
 cumulative effect of a
 change in accounting
 principle                        (4,671)     2,569        4,637        (2,269)
Cumulative effect of a
 change in accounting
 principle, net of
 tax - reporting costs
 of start-up activities              --         --           --         (2,402)
Net income (loss)                $(4,671)    $2,569      $ 4,637       $(4,671)



Consolidating Condensed Statement of Cash Flows
Thirteen Weeks Ended April 29, 2000
(in thousands, unaudited)

                                             SRI
                            Specialty    Receivables      SRI          SRI
                         Retailers, Inc. Purchase Co. Eliminations Consolidated

Cash flows from operating
 activities:
 Net cash used in
  operating activities        $20,303       $(6,460)      $  --        $13,843

Cash flows from investing
 activities:
Investment in subsidiary          --            --           --            --
Additions to property,
 equipment and leasehold
 improvements                    (807)          --           --           (807)
Proceeds from the sales
 of accounts receivable,
 net                           (6,460)        6,460          --            --
 Net cash provided by
  (used in) investing
  activities                   (7,267)        6,460          --           (807)

Cash flows from financing
 activities:
Proceeds from working
 capital facility             (10,000)          --           --        (10,000)
Proceeds from issuance
 of common stock                  --            --           --            --
Payments on long-term
 debt                            (185)          --           --           (185)
Additions to debt
 issue costs                   (1,864)          --           --         (1,864)
 Net cash
provided by (used in)
 Financing activities         (12,049)          --           --        (12,049)

Net increase (decrease) in
 cash and cash equivalents        987           --           --            987
Cash and cash equivalents:
 Beginning of period           18,077           --           --         18,077
 End of period                $19,064           --           --        $19,064



Consolidating Condensed Statement of Cash Flows
Thirteen Weeks Ended April 29, 2000
(in thousands, unaudited)

                                           Specialty
                                 Stage     Retailers,              Stage Stores
                              Stores, Inc. Inc. (NV)  Eliminations Consolidated
Cash flows from operating
activities:
 Net cash used in operating
  activities                     $(100)       $ (2)       $  --        $13,741

Cash flows from investing
 activities:
Investment in subsidiary           --          --            --            --
Additions to property,
 equipment and leasehold
 improvements                      --          --            --           (807)
Proceeds from the sales of
 accounts receivable, net          --          --            --            --
 Net cash provided by
  (used in) investing
  activities                       --          --            --           (807)

Cash flows from financing
 activities:
Proceeds from working
 capital facility                  --          --            --        (10,000)
Proceeds from issuance
 of common stock                   --          --            --            --
Payments on long-term debt         --          --            --           (185)
Additions to debt issue costs      --          --            --         (1,864)
 Net cash provided by (used
  in) Financing activities         --          --            --        (12,049)

Net increase (decrease) in
 cash and cash equivalents        (100)         (2)          --            885
Cash and cash equivalents:
 Beginning of period               102       2,000           --         20,179
 End of period                   $   2      $1,998           --        $21,064



Consolidating Condensed Statement of Cash Flows
Thirteen Weeks Ended May 1, 1999
(in thousands, unaudited)

                                             SRI
                            Specialty    Receivables      SRI          SRI
                         Retailers, Inc. Purchase Co. Eliminations Consolidated

Cash  flows from operating
 activities:
 Net cash used in
  operating activities           $ 89       $(4,256)      $  --        $(4,167)

Cash  flows from investing
 activities:
Investment in subsidiary          --            --           --            --
Additions to property,
 equipment and leasehold
 improvements                  (7,526)          --           --         (7,526)
Proceeds from the sales of
 accounts receivable, net      (4,256)        4,256          --            --
 Net cash provided by
  (used in) investing
  activities                  (11,782)        4,256          --         (7,526)

Cash  flows from financing
 activities:
Proceeds from working
 capital facility               7,650           --           --          7,650
Proceeds from issuance
 of common stock                  --            --           --            --
Proceeds from capital
 contribution                     --            --           --            --
Payments on long-term debt       (164)          --           --           (164)
 Net cash provided by
  (used in) financing
  activities                    7,486           --           --          7,486

Net increase (decrease)
 in cash and cash
 equivalents                   (4,207)          --           --         (4,207)
Cash and cash equivalents:
 Beginning of period           10,882           --           --         10,882
 End of period                 $6,675        $  --        $  --         $6,675


Consolidating Condensed Statement of Cash Flows
Thirteen Weeks Ended May 1, 1999
(in thousands, unaudited)

                                           Specialty
                                 Stage     Retailers,              Stage Stores
                              Stores, Inc. Inc. (NV)  Eliminations Consolidated
Cash  flows from operating
 activities:
 Net cash used in operating
  activities                     $(103)       $(118)      $  --        $(4,388)

Cash  flows from investing
 activities:
Investment in subsidiary          (118)         --           118          --
Additions to property,
 equipment and leasehold
 improvements                      --           --           --         (7,526)
Proceeds from the sales of
 accounts receivable, net          --           --           --            --
 Net cash provided by (used
  in) investing activities        (118)         --           118        (7,526)

Cash  flows from financing
 activities:
Proceeds from working
 capital facility                  --           --           --          7,650
Proceeds from issuance of
 common stock                      221          --           --            221
Proceeds from capital
 contribution                      --           118         (118)          --
Payments on long-term debt         --           --           --           (164)
 Net cash provided by (used
  in) financing activities         221          118         (118)        7,707

Net increase (decrease) in
 cash and cash equivalents         --           --           --         (4,207)
Cash and cash equivalents:
 Beginning of period                 2        1,948          --         12,832
 End of period                   $   2       $1,948       $  --         $8,625



Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

"Safe  Harbor" Statement under the Private Securities  Litigation
Reform Act of 1995

      Certain items discussed or incorporated by reference herein contain forward-looking statements that involve risks and uncertainties including, but not limited to, the ability to obtain financing on terms reasonably satisfactory to the Company, the ability of the Company to obtain normal trade terms from its vendors, the ability of the Company to comply with the various covenant requirements contained in the Company's DIP Financing and the demand for apparel. The demand for apparel can be affected by weather patterns, levels of competition, competitors' marketing strategies, changes in fashion trends, availability of product on normal payment terms and the failure to achieve the expected results of the Company's merchandising and marketing plans as well as its store opening and closing plans. The occurrence of the above has had and can continue to have a material and adverse impact on the Company's operating results. See "Risk Factors" below. Certain information herein contains estimates which represent management's best judgment as of the date hereof based on information currently available; however, the Company does not intend to update this information to reflect developments or information obtained after the date hereof and disclaims any legal obligation to the contrary.

General
     Overview. The Company operates family apparel stores offering moderately priced, nationally recognized brand name apparel, accessories, cosmetics and footwear in approximately 500 small towns and communities throughout the United States. The
Company has recognized the high level of brand awareness and demand for fashionable, quality apparel by consumers in small markets and has identified these markets as a strategically important and under served niche. The Company has developed a franchise focused on small markets offering a broad range of brand name merchandise with a high level of customer service in convenient locations.

     Significant Event . On June 1, 2000, Stage Stores, SRI and Specialty Retailers, Inc. (NV) filed for protection under Chapter 11 of Title 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the Southern District of Texas (the "Court"). Under Chapter 11, the Company will operate its business as debtor-in-possession. Additionally, a creditor committee has been formed and will have the right to review and object to any non-ordinary course of business transactions and participate in the formulation of any plan or plans of reorganization.

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

      Substantially all of the Company's liabilities are subject to compromise under reorganization proceedings. The Company's debt to banks and bondholders is in default of the terms of the applicable loan agreements, notes and debentures. For financial reporting purposes, those liabilities and obligations have been classified as current liabilities. The ultimate adequacy of security for any secured debt obligations and settlement of all liabilities and obligations cannot be determined until a plan of reorganization is confirmed.

     On June 2, 2000, the Company entered into the three year $450.0 million DIP Financing with a lender to finance, among other things, the Company's working capital requirements during Chapter 11 reorganization proceedings. On June 26, 2000, the Company was given full and final approval for the DIP Financing agreement by the U.S. Bankruptcy Court for the Southern District of Texas. Borrowings under the DIP Financing are limited to the availability under a borrowing base which includes eligible inventory and accounts receivable and certain leasehold interest.

     Initial borrowings under the DIP Financing were used to retire the Company's existing Accounts Receivable Program and the Senior Revolving Credit Facility and for certain closing costs associated with the DIP Financing. As a result of the retirement of the Company's existing Accounts Receivable Program, accounts receivable generated under the Company's private label credit card program will no longer be transferred to the Trust but rather will be owned by SRI. Such receivables, along with substantially all of the Company's other assets, serve as collateral for the DIP Financing.

     On July 18, 2000, the U.S. Bankruptcy Court for the Southern District of Texas approved the Company's plan to close 120 underperforming stores as part of its restructuring process. The Company has engaged third parties to manage the liquidation process in these stores. As a result of this announced store closure plan, the Company reflected a $15.0 million charge in the first quarter to write off the fixed assets and prepaid supplies associated with these 120 stores. The charge is reflected in store opening and closure program costs in the accompanying income statement.

     The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended January 29, 2000.

Results of Operations

Thirteen  Weeks  Ended April 29, 2000 Compared to Thirteen  Weeks
Ended May 1, 1999

     Sales for the thirteen weeks ended April 29, 2000 ("current year first quarter") decreased 12.2% to $230.4 million from $262.6 million for the thirteen weeks ended May 1, 1999 ("prior year first quarter"). The decrease in sales for the current year first quarter reflects, among other things, (i) the net reduction of 41 stores since the end of the prior year first quarter, (ii) the impact of liquidation sales related to the Company's 2000 store closure program and (iii) a 10.6% decline in comparable store sales. Management believes the majority of the decline in comparable store sales was attributable to the impact of lower inventory levels throughout the current year first quarter as a result of a contraction in trade support from the Company's vendors and factors. The contraction in trade support caused a significant disruption in the Company's spring merchandise receipt flows.

     Gross profit decreased 17.2% to $58.3 million for the current year first quarter from $70.4 million for the prior year first quarter. Gross profit, as a percent of sales, decreased to 25.3% for the current year first quarter from 26.8% for the prior year first quarter. The lower gross profit percentage for the current year first quarter reflects, among other things, (i) the impact of the increased level of promotional and liquidation activity utilized during the quarter, (ii) the negative sales leverage associated with the Company's fixed buying, occupancy and distribution expenses which are included in cost of goods sold and (iii) lower vendor discounts as a result of reduced inventory purchases.

     Selling, general and administrative ("SG&A") expenses for the current year first quarter decreased 11.8% to $54.0 million from $61.2 million in the prior year first quarter and, as a percent of sales, increased to 23.5% from 23.3% in the comparable
period  last  year.   SG&A expenses for the  current  year  first
quarter benefited from, among other things, (i) the net year-over-year reduction of 41stores, and (ii) the Company's continuing efforts in controlling SG&A expenses. SG&A expenses for the current year first quarter includes $2.0 million of operating costs at stores which are in the process of being closed.

     Store opening and closure program costs of $0.8 million for the prior year first quarter reflect costs associated with the opening of 10 new stores during the period, while the current year first quarter reflects the costs associated with one new store opening. Store opening and closure program costs for the current quarter also includes $15.0 million write-off of fixed assets and prepaid supplies associated with the 120 stores in the store closure program discussed above.

     As a result of the factors discussed above, operating income for  the current year first quarter decreased to a loss of  $10.7 million from $8.4 million of income for the prior year first quarter.

     Net interest expense for the current year first quarter increased 10.7% to $13.4 million from $12.1 million for the prior year first quarter due to a higher level of average borrowings outstanding and an increase in overall borrowing rates.

     As a result of the foregoing, the Company's net loss for the current year first quarter was $24.2 million as compared to a net loss for the prior year first quarter of $2.3 million before the cumulative effect of change in accounting.

     In connection with the adoption of SOP 98-5, the Company recorded the cumulative effect of change in accounting principle, net of tax, of $2.4 million during the prior year first quarter. The charge reflects the write-off of the unamortized organizational costs associated with the Company's accounts receivable trust and credit card bank.

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

     The   following  table  shows  certain  unaudited  financial
information for the Company by quarter (dollars in thousands):


                              2000                         1999
                               Q1            Q1        Q2        Q3        Q4

Net sales                  $230,352      $262,591  $269,848  $264,327  $324,801
Gross profit                 58,318        70,359    74,021    77,203     2,867
Operating income (loss)     (10,748)        8,391    (8,332)   12,560  (220,971)
Quarters' operating
 income as a percent
 of total                       --           N/A       N/A       N/A       N/A
Income (loss) before
 cumulative effect of a
 change in accounting
 principle                 $(24,201)      $(2,269) $(15,091)    $ 224 $(260,067)
Net income (loss)          $(24,204)      $(4,671) $(15,091)    $ 224 $(262,352)



      The Company does not believe that inflation had a material effect on its results of operations during the past two years.
However, there can be no assurance that the Company's business will not be affected by inflation in the future.

Liquidity and Capital Resources

     Total working capital decreased $11.4 million to a deficit of $269.7 million at April 29, 2000 from a deficit of $258.3 million at January 29, 2000. During the quarter, merchandise inventories decreased $18.2 million as a result of the disruption in the flow of merchandise during the period.

     As discussed above, as a result of the Company's poor financial performance, lack of adequate trade support to fund its inventory working capital requirements, lack of sufficient financial flexibility and liquidity and violations under certain covenants under its various debt agreements, the Company filed for protection under Chapter 11 in the United States Bankruptcy Court for the Southern District of Texas on June 1, 2000.

     On June 2, 2000, the Company entered into a three year $450.0 million DIP Financing with a lender to finance, among other things, the Company's working capital requirements during Chapter 11 reorganization proceedings. On June 26, 2000, the Company was given full and final approval for the DIP Financing by the U.S. Bankruptcy Court for the Southern District of Texas. Borrowings under the DIP Financing are limited to the availability under a borrowing base which includes eligible inventory and accounts receivable and certain leasehold interest. Borrowings under the DIP Financing agreement are payable upon maturity and the daily interest rates are based upon a Base rate or Eurodollar rate plus an applicable margin based on availability which is included on the grid contained in the DIP Financing agreement.

     Initial borrowings under the DIP Financing were used to retire the Company's existing Accounts Receivable Program and Senior Revolving Credit Facility (defined herein) and for certain closing costs associated with the DIP Financing. As a result of the retirement of the Company's existing Accounts Receivable Program, accounts receivable generated under the Company's private label credit card program will no longer be transferred to the Trust but rather will be owned by Specialty Retailers, Inc. Such receivables, along with substantially all of the
Company's  other  assets,  serve  as  collateral  for   the   DIP
Financing.

     The DIP Financing contains covenants which, among other things, restrict the (i) incurrence of additional debt, (ii) incurrence of capital lease obligations, (iii) aggregate amount of capital expenditures and (iv) transactions with related parties. In addition, the DIP Financing requires the Company to maintain compliance with a certain specified level of earnings before depreciation, interest, taxes and special charges.

     The Company's primary capital requirements are for working capital, debt service under the DIP Financing, professional fees during the reorganization process and capital expenditures. Management believes cash interest payments under the DIP Financing will be approximately $21.0 million for the remainder of 2000. Capital expenditures for 2000 are expected to be $10.0 million primarily reflecting maintenance expenditures at the Company's stores and infrastructure investment. Management believes that there should be sufficient liquidity under the DIP Financing to fund the Company's working capital requirements during the reorganization proceedings.


                  PART II  -  OTHER INFORMATION

Item 1. Legal Proceedings

      From time to time the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of its business.

      Due to the bankruptcy filing mentioned previously, much of the litigation mentioned below is subject to provisions of an automatic stay against further proceedings. Under an automatic stay, the bankruptcy court must approve of the proceedings or the action must be specifically exempt by federal statute to continue.

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

      On or about April 27, 2000 Mr. Tooker filed an Answer and Counterclaim against the Company and a Third Part Petition against the Company's Interim President, Chief Executive Officer and Chairman of the Board, John J. Wiesner, Martin Stringer, counsel to the Special Committee, and the law firm of McKinney & Stringer, P.C. The answer generally denies all allegations made by the Company. Mr. Tooker seeks damages from the Company of approximately $3.9 million, plus attorney's fees, interest, and costs for breach of his employment contract, and a like amount, including punitive damages, from the third-party defendants for alleged tortious interference with his employment contract. Mr. Tooker also seeks to impose a constructive trust on the $300,000 in the Company's possession for certain contractual benefits he claims to be due under his employment agreement. The remaining claims seek damages against the Company and in part against the third-party defendants, totaling $18 million, plus punitive damages, fees, interest and costs, on theories of defamation, civil conspiracy, breach of fiduciary duty and breach of duty of good faith and fair dealing. The case is in its initial development, prior to any discovery. The Company and the third-party defendants dispute his allegations and intend to vigorously defend against all of Mr. Tooker's counterclaims.

      In March 2000, eleven former employees of SRI d/b/a Palais Royal, filed two separate suits in the United States District Court for the Southern District of Texas against the Company, SRI and Mary Elizabeth Pena, arising out of alleged conduct occurring over an unspecified time while the plaintiffs were working at one or more Palais Royal stores in the Houston, Texas area. The plaintiffs allege that on separate occasions they were falsely accused of stealing merchandise and other company property and giving discounts for purchases against company policy. The suits accuse the defendants of defamation, false imprisonment, intentional infliction of mental distress, assault and violation of the Racketeer Influenced and Corrupt Organizations (RICO) Act. The claims seek unspecified damages for mental anguish, lost earnings, exemplary damages, treble damages, interest, attorneys' fees and costs. The Company denies the allegations and intends to vigorously defend against the claims.

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

          The Company filed a News Release on Form 8-K dated June 1, 2000 related to Stage Stores Inc. announcing the $450 million debtor-in-possession credit agreement and announcing that on June 6, 2000, the New York Stock Exchange informed the Company that the trading of the Company's stock will be suspended immediately.



                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        STAGE STORES, INC.

July 21, 2000                           /s/ John J. Wiesner
 (Date)                                 John J. Wiesner
                                        Chairman, Interim Chief Executive
                                        Officer and President
                                        (principal executive officer)


July 21, 2000                           /s/ Charles M. Sledge
 (Date)                                 Charles M. Sledge
                                        Senior VP Finance, Treasurer and
                                        Corporate Secretary