Form 10-Q
period 2000-07-29
STAGE STORES INC
filed 2000-10-13
CIK 6885

3



                            Form 10-Q

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


     (Mark One)
          [  X  ]     QUARTERLY REPORT PURSUANT TO SECTION 13  OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended July 29, 2000

                               OR

          [    ]     TRANSITION REPORT PURSUANT TO SECTION 13  OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____ to ____

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No _

The  number  of  shares  of common stock of  Stage  Stores,  Inc.
outstanding as of October 13, 2000 was 26,850,223 shares of Common Stock and 1,250,584 shares of Class B Common Stock.




               PART I  -  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                      Stage Stores, Inc.
                    (Debtor-in-Possession)
             Consolidated Condensed Balance Sheet
               (in thousands, except par values)



                                           July 29,     January
                                             2000      29, 2000
                ASSETS                   (unaudited)
Cash and cash equivalents                $  22,083     $ 20,179
Undivided interest in accounts
receivable trust                         --            41,600
Accounts receivable, net                 295,616       --
Merchandise inventories, net             235,123       261,104
Prepaid expenses and other current
assets                                   17,447        23,866
      Total current assets               570,269       346,749

Property, equipment and leasehold
improvements, net                        158,152       181,834
Other assets                             16,380        26,104
      Total assets                       $744,801      $554,687

 LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                         $  71,331     $40,955
Accrued expenses and other current
liabilities                              52,848        72,177
Debtor-in-possession credit facility     245,028       --
Current portion of long-term debt        --            9,830
Long-term debt classified as current     --            492,393
      Total current liabilities          369,207       615,355

Liabilities subject to compromise under
         reorganization proceedings      565,216         --
Other long-term liabilities              6,914         14,299
      Total liabilities                  941,337       629,654

Preferred stock, par value $1.00, non-
voting,
  3 shares authorized, no shares
  issued or outstanding                  --            --
Common stock, par value $0.01, 75,000
shares authorized, 26,850 and 26,834
shares issued and outstanding,
 respectively                            268           268
Class B common stock, par value $0.01,
non-voting, 3,000 shares authorized,
 1,250 shares issued and outstanding     13            13

Additional paid-in capital               267,059       266,590
Accumulated deficit                      (459,538)     (337,500)
Accumulated other comprehensive income   (4,338)       (4,338)
   Stockholders' deficit                 (196,536)     (74,967)
Commitments and contingencies            --            --
      Total liabilities and
stockholders' deficit                    $ 744,801     $554,687


 The accompanying notes are an integral part of this statement.




                           Stage Stores, Inc.
                         (Debtor-in-Possession)
             Consolidated Condensed Statement of Operations
                (in thousands, except per share amounts)
                               (unaudited)

                             Thirteen Weeks Ended     Twenty-six Weeks
                                                            Ended
                             July 29,   July 31,     July 29,   July 31,
                               2000       1999         2000       1999

Net sales                     $215,455   $269,848    $445,807    $532,439
Cost of sales and related
buying, occupancy and
 distribution expenses          176,251    195,827      348,285    388,059
Gross profit                     39,204     74,021       97,522    144,380

Selling, general and
administrative expenses         65,552     66,888      119,573    128,107
Store opening and closure
program costs                   --         15,465       --         16,214
Operating income (loss)        (26,348)    (8,332)     (22,051)         59

Interest, net                    10,529     12,646       23,957     24,757

Loss before reorganization
items, income tax, and
cumulative effect of a
change in accounting
principle                     (36,877)   (20,978)     (46,008)   (24,698)
Reorganization items           (60,935)         --     (75,980)         --
Loss before income tax and
cumulative effect of    a
change in accounting
principle                     (97,812)   (20,978)    (121,988)   (24,698)
Income tax expense
(benefit)                           25    (5,887)           50    (7,338)

Loss before cumulative
effect of a change in
accounting principle          (97,837)   (15,091)    (122,038)   (17,360)
Cumulative effect of a
change in accounting
principle, net of tax -
reporting costs of
    start-up activities           --       --           --        (2,402)
Net loss                     $(97,837)  $(15,091)   $(122,038)  $(19,762)

Basic loss per common share
data:
Basic loss per common share
before cumulative effect of
a change in accounting
principle                    $  (3.48)   $  (0.54)   $   (4.34)  $  (0.62)
Cumulative effect of a
change in accounting
principle, net of tax -
reporting costs of
   start-up activities              --       --            --       (0.09)
Basic loss per common share
                             $  (3.48)  $ (0.54)    $   (4.34)  $ (0.71)
Basic weighted average
common
    shares outstanding           28,100     28,022       28,093     27,990

Diluted loss per common
share data:
Diluted loss per common
share before cumulative
effect of a change in
    accounting principle     $  (3.48)   $  (0.54)   $   (4.34)   $  (0.62)
Cumulative effect of a
change in accounting
principle, net of tax -
reporting costs of
    start-up activities             --         --           --      (0.09)
Diluted loss per common
share                        $ (3.48)   $  (0.54)   $   (4.34)   $  (0.71)
Diluted weighted average
common
shares outstanding               28,100     28,022       28,093      27,990



 The accompanying notes are an integral part of this statement.



                           Stage Stores, Inc.
                         (Debtor-in-Possession)
             Consolidated Condensed Statement of Cash Flows
                             (in thousands)
                               (unaudited)

                                                Twenty-six Weeks Ended
                                                July 29,     July 29,
                                                  2000         1999

 Cash flows from operating activities:
   Net loss                                   $  (122,038)  $  (19,762)
   Adjustments to reconcile net loss to net
cash used in operating
   activities:
     Depreciation and amortization                  25,781       27,578
     Deferred income taxes                              --      (2,120)
     Accretion of discount                           7,780          591
     Amortization of debt issue costs               14,610        1,517
     Cumulative effect of a change in
accounting principle                                    --        2,402
     Change in working capital                   (143,161)     (24,218)
         Total adjustments                        (94,990)        5,750
       Net cash used in operating activities     (217,028)     (14,012)

 Cash flows from investing activities:
   Additions to property, equipment and
leasehold improvements                             (2,350)     (11,045)
       Net cash used in investing activities       (2,350)     (11,045)

 Cash flows from financing activities:
   Proceeds from debtor-in-possession credit
facility                                           245,028           --
   Proceeds from (payments on) pre-petition
working capital facility                          (13,000)       23,300
   Proceeds from issuance of common stock               --          252
   Payments on long-term debt                        (204)       (2,357)
   Additions to debt issue costs                  (10,542)           --
       Net cash provided by financing
activities                                         221,282       21,195

   Net increase (decrease) in cash and cash
equivalents                                          1,904      (3,862)

   Cash and cash equivalents:
     Beginning of period                            20,179       12,832
     End of period                            $     22,083  $    8,970

 Supplemental disclosure of cash flow
information:

   Interest paid                              $    10,983   $   22,311

   Income taxes paid (refunded)               $      (14)   $      162



 The accompanying notes are an integral part of this statement.



                   Stage Stores, Inc.
                 (Debtor-in-Possession)
     Consolidated Statement of Stockholders' Deficit
      For the Twenty-six Weeks Ended July 29, 2000
                     (in thousands)


Shares Outstanding
Shares of common stock
issued:
   Beginning balance                26,834
    Issuance of stock                   16
   Ending balance                   26,850

Shares of Class B stock
issued:
   Beginning balance                 1,250
   Ending balance                    1,250

Stockholders' Deficit
Common stock issued:
   Beginning balance            $      268
    Issuance of stock                   --
   Ending balance                      268

Class B stock issued:
   Beginning balance                    13
   Ending balance                       13

Additional Paid-in Capital:
   Beginning balance               266,590
    Issuance of stock                  469
   Ending balance                  267,059

Accumulated deficit and
accumulated other
   comprehensive income:
   Beginning balance             (341,838)
   Comprehensive loss:
        Net loss                 (122,038)
        Other comprehensive
loss                                    --
   Total comprehensive loss      (122,038)
   Ending balance                (463,876)
Total Stockholders' Deficit     $(196,536)

Accumulated other
comprehensive loss:
   Beginning balance            $  (4,338)
   Ending balance               $  (4,338)






 The accompanying notes are an integral part of this statement.


                       Stage Stores, Inc.
                     (Debtor-in-Possession)
 Notes to Unaudited Consolidated Condensed Financial Statements

       1. The accompanying Unaudited Consolidated Condensed Financial Statements of Stage Stores, Inc. ("Stage Stores") have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Those adjustments, which include only normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The Unaudited Consolidated Condensed Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto for the year ended January 29, 2000 filed with Stage Stores' Annual Report on Form 10-K. The fiscal years discussed herein end on the Saturday nearest to January 31 in the following calendar year. For example, references to "2000" mean the fiscal year ending February 3, 2001. Certain reclassifications have been made to prior year balances to conform with the reclassifications of such amounts in the current period.

      2. Stage Stores conducts its business primarily through its wholly-owned subsidiary Specialty Retailers, Inc. ("SRI") which, as of July 29, 2000, operated 506 family apparel stores in 22 states located primarily in the south central and midwestern United States. Stage Stores and SRI are collectively referred to herein as the "Company".

     3. On June 1, 2000 (the "Petition Date"), Stage Stores, SRI and Specialty Retailer, Inc. (NV) filed for protection under Chapter 11 of Title 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the Southern District of Texas (the "Court"). Under Chapter 11, the Company is operating its business as debtor-in-possession (see
Note 2 to the Company's Consolidated Financial Statements filed with Stage Stores' Annual Report on Form 10-K for the year ended January 29, 2000).

     The accompanying Unaudited Consolidated Condensed Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 filing, such realization of assets and liquidation of liabilities is subject to uncertainty. Further, a plan of reorganization could materially change the amounts reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of a plan of reorganization. The ability of the Company to continue as a going concern is dependent  upon, among other things, confirmation of  a  plan  of reorganization, future profitable operations, the ability to comply with debtor-in-possession financing agreements and the ability to generate sufficient cash from operations and financing sources to meet the Company's obligations. Additionally, the accompanying Unaudited Consolidated Condensed Financial Statements do not include any adjustments that would be required if the Company were in liquidation. Substantially all of the Company's pre-petition liabilities are subject to compromise under reorganization proceedings. Those petition date liabilities that are expected to be paid or comprised under a plan of reorganization are separately classified in the accompanying Unaudited Consolidated Condensed Balance Sheet and, as of July 29, 2000, include the following items (in thousands):

     Long-term debt                  $ 512,575
     Accounts payable                   20,090
     Accrued expenses and other
     liabilities                        32,551
                                     $ 565,216


     The  Company ceased accruing interest on pre-petition  long-
term  June  1,  2000.   Reported  interest  differs  from  stated
contractual interest by $4.6 million for the thirteen and twenty-six weeks ended July 29, 2000.

     On June 2, 2000, the Company entered into a three year, $450.0 million debtor-in-possession financing agreement (the "DIP Financing Agreement") with a lender to finance, among other things, the Company's working capital requirements during Chapter 11 reorganization proceedings. The Court has entered a final order approving the terms of the DIP Financing Agreement. Borrowings under the DIP Financing Agreement are limited to the availability under a borrowing base which includes eligible inventory and accounts receivable and certain leasehold interests. Borrowings under the DIP Financing Agreement are payable upon maturity and the daily interest rates are based upon a Base rate or Eurodollar rate plus an applicable margin based on availability as set forth in the DIP Financing Agreement.

     Initial borrowings under the DIP Financing Agreement were used to terminate the Company's existing Accounts Receivable Program, retire the Senior Revolving Credit Facility and for certain closing costs associated with the DIP Financing Agreement. As a result of the termination of the Company's existing Accounts Receivable Program, accounts receivable generated under the Company's private label credit card program will no longer be transferred to a special purpose trust (the "Trust") but, rather, will be owned by SRI. Such receivables, along with substantially all of the Company's other assets, serve as collateral for the DIP Financing Agreement.

      The DIP Financing Agreement contains covenants which, among other things, restrict the (i) incurrence of additional debt,
(ii) incurrence of capital lease obligations, (iii) aggregate amount of capital expenditures and (iv) transactions with related parties. In addition, the DIP Financing Agreement requires the Company to maintain compliance with a certain specified level of earnings before depreciation, interest, taxes and special charges.

     On June 7, 2000, the Company paid the Trust $288.1 million in cash and surrendered its retained interest in the Trust in exchange for all accounts receivable balances held by the Trust on that date. The Trust used the cash proceeds to retire all remaining certificates and pay other costs associated with the termination of the Trust. The accounts receivable balances repurchased by the Company have been recorded at $312.3 million, the aggregate of the cash paid and the estimated fair value of the retained interest surrendered. The Company accretes the yield resulting from the estimated net future cash flows associated with these balances using the interest method. The yield is recorded in selling, general and administrative expenses in the accompanying financial statements. Service charge income, late fees and estimated bad debt expense related to credit sales made after June 7, 2000 are also included in selling, general and administrative expense in the accompanying financial statements.

      During July 2000, the Court approved the Company's plan to close 120 stores as part of its restructuring process (the "2000 Store Closing Plan"). The Company has engaged third parties to manage the inventory liquidation process in these stores. The Company estimates the 2000 Store Closing Plan will be completed within the current fiscal year.

      The net expense resulting from the Company's Chapter 11 filing and subsequent reorganization efforts (which include the 2000 Store Closing Plan) has been separated from ordinary operations and is classified as reorganization items in the accompanying Consolidated Condensed Statement of Operations. Components of reorganization items for the thirteen and twenty-six weeks ended July 29, 2000 are as follows (in thousands):

                                               Thirteen     Twenty-
                                                 Weeks        six
                                                 Ended       Weeks
                                               July 29,      Ended
                                                 2000      July 29,
                                                             2000
     Costs associated with the 2000 Store
     Closing Plan (including loss on
     Inventory, lease damages and severance)    $ 28,731    $ 28,731
     Professional fees associated with the
     bankruptcy                                    4,917       4,917
     Write-off of pre-petition debt issue
     costs and original issue discount            17,987      17,987
     Write-off of assets associated with the
     2000 Store Closing Plan and other
     miscellaneous  assets                         3,145      18,190
     Write-down of undivided interest in
     accounts receivable trust                     6,155       6,155
     Total                                      $ 60,935    $ 75,980


      Net cash used in operating activities for reorganization items was approximately $3.7 million, related primarily to professional fees and retainers during the twenty-six weeks ended
July 29, 2000.

      4. Prior to the Petition Date, the Company charged $0.5 million against the store closure accrual it established in 1999 relating to the store closure program announced during February 2000. The accrued balance relating to this store closure program was $7.3 million as of July 29, 2000 and has been included in liabilities subject to compromise under reorganization proceedings.

      5. The Company has provided a full valuation allowance against the net deferred tax assets generated during the twenty-six weeks ended July 29, 2000. See Note 11 to the Audited Consolidated Financial Statements for the year ended January 29, 2000, included in Stage Stores Annual Report on Form 10-K.

      6. From time to time the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of its business.

      Due to the bankruptcy filing mentioned previously, certain of the cases mentioned below have been stayed pursuant to the automatic stay of the Court. These cases require Court approval or must be specifically exempt for litigation proceedings to continue.

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

      On or about April 27, 2000 Mr. Tooker filed an Answer and Counterclaim against the Company and a Third Party Petition against the Company's Interim President, Chief Executive Officer and Chairman of the Board, John J. Wiesner, Martin Stringer, counsel to the Special Committee, and the law firm of McKinney & Stringer, P.C. The answer generally denies all allegations made by the Company. Mr. Tooker seeks damages from the Company of approximately $3.9 million, plus attorney's fees, interest, and costs for breach of his employment contract, and a like amount, including punitive damages, from the third-party defendants for alleged tortious interference with his employment contract. Mr. Tooker also seeks to impose a constructive trust on the $300,000 in the Company's possession for certain contractual benefits he claims to be due under his employment agreement. The remaining claims seek damages against the Company and in part against the third-party defendants, totaling $18 million, plus punitive damages, fees, interest and costs, on theories of defamation, civil conspiracy, breach of fiduciary duty and breach of duty of good faith and fair dealing. The case is in its initial development, prior to any discovery. The Company and the third-party defendants dispute his allegations and intend to vigorously defend all of Mr. Tooker's claims.

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

      7. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that all derivative financial instruments be recorded in the financial statements. SFAS No. 133 is effective for the Company in the first quarter of 2001, and the Company is in the process of ascertaining the impact this new standard will have on its financial statements.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 is effective for the Company in the fourth quarter of 2000, and the Company is ascertaining the impact this pronouncement will have on its financial statements.

     8. The following Unaudited Consolidating Condensed Financial Statements for Stage Stores and its wholly-owned subsidiaries is presented to satisfy disclosure requirements pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934 with respect to wholly-owned subsidiaries of Stage Stores. Stage Stores does not prepare separate financial statements and related disclosures for its wholly-owned subsidiaries SRI and Specialty Retailers, Inc. (NV), a wholly-owned subsidiary of Stage Stores which was incorporated during June 1997, because management has determined that such information is not material to investors. SRI is the primary obligor under the 8.5% Senior Notes due 2005 and the 9% Senior Subordinated Notes due 2007 (see Note 6 to the Company's Consolidated Financial Statements filed with Stage Stores' Annual
Report on Form 10-K for the year ended January 29, 2000).   Stage
Stores and Specialty Retailers, Inc. (NV) are guarantors of such indebtedness.




     The Consolidating Condensed Financial Statements for Stage Stores and its wholly-owned subsidiaries, including all significant intercompany transactions eliminated in consolidation, are presented below. The results of operations of SRPC as reported are not indicative of the total operating performance of the Company's Accounts Receivable Program.

Consolidating
Condensed      Balance
Sheet
July 29, 2000
(in    thousands,
unaudited)

                   Specialty       SRI          SRI          SRI
                 Retailers,  Receivables  Eliminations Consolidated
                    Inc.     Purchase Co.
    ASSETS
Cash and cash    $     19,898 $  --        $  --        $     19,898
equivalents
Accounts              295,616    --           --             295,616
receivable, net
Merchandise           235,123    --           --             235,123
inventories,
net
Prepaid expenses       17,447    --           --              17,447
and other
current assets
 Total current        568,084    --           --             568,084
assets

Property,             158,152    --           --             158,152
equipment and
leasehold
improvements,
net
Other assets           16,320                 --              16,320
Investment in          37,035    --            (37,035)          --
subsidiaries
 Total assets    $    779,591 $  --        $   (37,035) $    742,556

LIABILITIES AND
 STOCKHOLDERS'
    EQUITY
Accounts payable $     71,331 $  --        $  --        $     71,331
Accrued expenses       52,586    --           --              52,586
and other
current
liabilities
Debtor-in-posses      245,028    --           --             245,028
sion credit
Facility
 Total current
liabilities          368,945    --           --              368,945

Intercompany         231,915     (37,035)     --             194,880
notes/advances
Liabilities          565,216    --           --              565,216
subject to
compromise
under
reorganization
proceedings
Other long-term        6,914     --           --              6,914
liabilities
Investment in       --           --           --           --
subsidiaries
 Total
liabilities        1,172,990     (37,035)     --          1,135,955

Preferred stock     --           --           --           --
Common stock        --           --           --           --
Class B common      --           --           --           --
stock
Additional paid-
in capital             3,317       34,253     (34,253)        3,317
Accumulated
earnings           (392,378)        2,782      (2,782)    (392,378)
(deficit)
Accumulated          (4,338)     --           --            (4,338)
other
comprehensive
income
 Stockholders'
equity             (393,399)       37,035     (37,035)    (393,399)
 Total           $    779,591 $  --        $   (37,035) $    742,556
liabilities and
stockholders'
equity



Consolidating
Condensed      Balance
Sheet
July 29, 2000
(in    thousands,
unaudited)

                     Stage      Specialty   Eliminations Stage Stores
                Stores, Inc.  Retailers,               Consolidated
                              Inc. (NV)
    ASSETS
Cash and cash    $   2              $2,183 $  --        $     22,083
equivalents
Accounts            --           --           --
receivable, net                                             295,616
Merchandise         --           --           --
inventories,                                                235,123
net
Prepaid expenses    --           --           --
and other                                                    17,447
current assets
 Total current       2               2,183    --             570,269
assets

Property,           --           --           --             158,152
equipment and
leasehold
improvements,
net
Other assets        --                  60    --              16,380
Investment in       --           --           --           --
subsidiaries
 Total assets    $    2       $      2,243 $  --        $    744,801

LIABILITIES AND
 STOCKHOLDERS'
    EQUITY
Accounts payable $  --        $  --        $  --        $     71,331
Accrued expenses    --           262          --             52,848
and other
current
liabilities
Debtor-in-posses    --           --           --
sion credit                                                 245,028
Facility
 Total current                                --
liabilities               --          262                   369,207

Intercompany                    (194,351)    --           --
notes/advances         (529)
Liabilities                                                 565,216
subject to
compromise
under
reorganization
proceedings
Other long-term    --           --           --               6,914
liabilities
Investment in                    --                        --
subsidiaries         196,067                 (197,067)
 Total                           (194,089)
liabilities          196,538                 (197,067)      941,337

Preferred stock     --           --           --           --
Common stock                      --           --
                         268                                    268
Class B common                    --           --
stock                     13                                     13
Additional paid-
in capital           267,059      160,915    (164,232)      267,059
Accumulated
earnings           (459,538)       35,417      356,961    (459,538)
(deficit)
Accumulated                        --
other                (4,338)                     4,338      (4,338)
comprehensive
income
 Stockholders'
equity             (196,536)      196,332      197,067    (196,536)
 Total
liabilities and
stockholders'
equity
                $          2 $      2,243 $      --    $    744,801



Consolidating Condensed
Balance Sheet
January 29, 2000
(in thousands)

                    Specialty       SRI          SRI          SRI
                  Retailers,  Receivables  Eliminations Consolidated
                     Inc.     Purchase Co.
     ASSETS
Cash and cash     $    18,077  $  --        $    --      $     18,077
equivalents
Undivided                                        --            41,600
interest in          (13,101)       54,701
accounts
receivable trust
Merchandise                       --             --           261,104
inventories, net      261,104
Prepaid expenses                        220      --             7,945
                 7,725
Other current                         8,491      --            15,921
assets                  7,430
 Total current                       63,412    --             344,647
assets                281,235

Property,                               --            --      180,761
equipment and         180,761
leasehold
improvements,
net
Other assets                          2,608      --            26,044
                       23,436
Investment in                     --            (36,690)    --
subsidiaries           36,690
 Total assets     $            $     66,020 $            $    551,452
                 522,122                   (36,690)

LIABILITIES AND
 STOCKHOLDERS'
EQUITY (DEFICIT)
Accounts payable  $     40,955 $  --        $    --      $     40,955
Accrued expenses
and other
current
liabilities            69,385        2,770    --              72,155
Current portion                   --             --             9,830
of long-term     9,830
debt
Long-term debt                    --             --           492,393
classified as         492,393
current
 Total current                        2,770           --      615,333
liabilities           612,563

Long-term debt             --     --             --         --
Other long-term                   --             --            14,299
liabilities            14,299
Intercompany                         26,560    --             187,279
notes/advances        160,719
Investment in              --     --             --         --
subsidiaries
 Total                               29,330           --      816,911
liabilities           787,581

Preferred stock            --     --             --         --
Common stock               --     --             --         --
Class B common             --     --             --         --
stock
Additional paid-
in capital              3,317       33,908     (33,908)        3,317
Accumulated                                      (2,782)    (264,438)
earnings            (264,438) 2,782
(deficit)
Accumulated other                       --            --      (4,338)
comprehensive         (4,338)
income
 Stockholders'                       36,690                 (265,459)
equity (deficit)    (265,459)                  (36,690)
 Total            $    522,122 $    66,020  $            $    551,452
liabilities and                            (36,690)
stockholders'
equity (deficit)



Consolidating Condensed
Balance Sheet
January 29, 2000
(in thousands)

                      Stage      Specialty                Stage Stores
                 Stores, Inc.  Retailers,  Eliminations Consolidated
                               Inc. (NV)
     ASSETS
Cash and cash     $       102  $            $        --  $    20,179
equivalents                   2,000
Undivided                  --            --    --
interest in                                                   41,600
accounts
receivable trust
Merchandise                --            --    --
inventories, net                                             261,104
Prepaid expenses           --            --    --               7,945
Other current              --            --    --
assets                                                        15,921
 Total current            102        2,000     --
assets                                                       346,749

Property,                  --        1,073     --
equipment and                                                181,834
leasehold
improvements,
net
Other assets               --                  --
                              60                              26,104
Investment in              --            --    --                 --
subsidiaries
 Total assets     $       102  $            $        --  $
                              3,133                     554,687

LIABILITIES AND
 STOCKHOLDERS'
EQUITY (DEFICIT)
Accounts payable  $  --        $    --      $        --  $    40,955
Accrued expenses          22            --     --              72,177
and other
current
liabilities
Current portion            --            --    --              9,830
of long-term
debt
Long-term debt             --            --    --
classified as                                                492,393
current
 Total current                           --    --
liabilities      22                                          615,355

Long-term debt             --            --    --                 --
Other long-term            --            --    --
liabilities                                                   14,299
Intercompany               18                  --                 --
notes/advances                   (187,297)
Investment in                       --          (75,029)      --
subsidiaries           75,029
 Total                                          (75,029)
liabilities            75,069    (187,297)                   629,654

Preferred stock            --            --    --                 --
Common stock                             --    --
                 268                                    268
Class B common                           --    --
stock            13                                     13
Additional paid-
in capital            266,590      160,915    (164,232)      266,590
Accumulated                                      234,923
earnings            (337,500)       29,515                 (337,500)
(deficit)
Accumulated other                        --        4,338
comprehensive         (4,338)                                (4,338)
income
 Stockholders'                                    75,029
equity (deficit)     (74,967)      190,430                  (74,967)
 Total            $       102  $             $        -- $    554,687
liabilities and               3,133
stockholders'
equity (deficit)



Consolidating       Condensed
Statement of Operations
Twenty-six Weeks Ended
July 29, 2000
(in thousands,
unaudited)

                 Specialty       SRI          SRI          SRI
                 Retailers,  Receivables  Eliminations Consolidated
                    Inc.     Purchase Co.

Net sales        $    445,807 $ --         $        --  $    445,807
Cost of sales         348,285                                348,285
and related                       --           --
buying,
occupancy and
distribution
expenses
Gross profit           97,522                                 97,522
                                  --           --
Selling, general                   (2,063)
and                  122,102                   --           120,039
administrative
expenses
Operating income
(loss)              (24,580)        2,063           --     (22,517)
Interest
expense, net          29,884        (229)           --       29,655
Income (loss)       (54,464)                               (52,172)
before                              2,292           --
reorganization
items and
income taxes
Reorganization       (73,688)                               (75,980)
items                             (2,292)           --
Income (loss)
before income      (128,152)           --           --    (128,152)
taxes
Income tax              (212)                                  (212)
expense                                --           --
(benefit)
Income (loss)       (127,940)                              (127,940)
before equity                          --           --
in net earnings
of subsidiaries
Equity in net
earnings of               --           --           --           --
subsidiaries
Net income       $  (127,940) $ --         $        --  $  (127,940)
(loss)



Consolidating       Condensed
Statement of Operations
Twenty-six Weeks Ended
July 29, 2000
(in thousands,
unaudited)

                   Stage      Specialty   Eliminations Stage Stores
                Stores, Inc.  Retailers,               Consolidated
                              Inc. (NV)

Net sales        $         -- $         -- $         -- $    445,807
Cost of sales              --                                348,285
and related                            --           --
buying,
occupancy and
distribution
expenses
Gross profit               --                                 97,522
                                       --           --
Selling, general                     (466)                   119,573
and                       --                        --
administrative
expenses
Operating income           --                               (22,051)
(loss)                                466           --
Interest                   --      (5,698)                    23,957
expense, net                                        --
Income (loss)             --                               (46,008)
before                              6,164           --
reorganization
items and
income taxes
Reorganization             --
items                                  --           --     (75,980)
Income (loss)                                              (121,988)
before income             --        6,164           --
taxes
Income tax                 --                                     50
expense                               262           --
(benefit)
Income (loss)              --                              (122,038)
before equity                       5,902           --
in net earnings
of subsidiaries
Equity in net       (131,882)
earnings of                            --      131,882           --
subsidiaries
Net income       $  (131,882) $      5,902 $    131,882 $  (122,038)
(loss)



Consolidating       Condensed
Statement of Operations
    Twenty-six   Weeks
Ended July 31, 1999
(in thousands,
unaudited)

                 Specialty       SRI          SRI          SRI
                 Retailers,  Receivables  Eliminations Consolidated
                    Inc.     Purchase Co.

Net sales        $            $         -- $         -- $    532,439
                532,439
Cost of sales         388,059           --           --      388,059
and related
buying,
occupancy and
distribution
expenses
Gross profit          144,380           --           --      144,380
Selling, general      131,504      (3,298)           --      128,206
and
administrative
expenses
Store opening          16,214           --           --       16,214
and closure
program costs
Operating income      (3,338)        3,298           --         (40)
(loss)
Interest               30,813        2,095           --       32,908
expense, net
Income (loss)        (34,151)        1,203           --     (32,948)
before income
taxes
Income tax           (10,694)          445           --     (10,249)
expense
(benefit)
Income (loss)        (23,457)          758           --     (22,699)
before equity
in net earnings
of subsidiaries
and cumulative
effect of a
change in
accounting
principle
Equity in net
earnings of
subsidiaries           (448)           --          448           --
Income (loss)        (23,905)          758          448     (22,699)
before
cumulative
effect of a
change in
accounting
principle
Cumulative            (1,196)      (1,206)           --      (2,402)
effect of a
change in
accounting
principle, net
of tax -
reporting costs
of start-up
activities
Net income       $   (25,101) $      (448) $        448 $   (25,101)
(loss)



Consolidating       Condensed
Statement of Operations
    Twenty-six   Weeks
Ended July 31, 1999
(in thousands,
unaudited)

                   Stage      Specialty   Eliminations Stage Stores
                Stores, Inc.  Retailers,               Consolidated
                              Inc. (NV)

Net sales        $  --        $ --         $ --         $532,439
Cost of sales       --          --           --          388,059
and related
buying,
occupancy and
distribution
expenses
Gross profit        --          --           --          144,380
Selling, general   69          (168)         --         128,107
and
administrative
expenses
Store opening
and closure
program costs       --           --           --       16,214
Operating income   (69)        168           --           59
(loss)
Interest            --          (8,151)      --          24,757
expense, net
Income (loss)     (69)         8,319         --          (24,698)
before income
taxes
Income tax          --         2,911         --          (7,338)
expense
(benefit)
Income (loss)     (69)         5,408         --          (17,360)
before equity
in net earnings
of subsidiaries
and cumulative
effect of a
change in
accounting
principle
Equity in net     (19,693)      --          19,693        --
earnings of
subsidiaries
Income (loss)     (19,762)     5,408        19,693       (17,360)
before
cumulative
effect of a
change in
accounting
principle
Cumulative          --          --           --          (2,402)
effect of a
change in
accounting
principle, net
of tax -
reporting costs
of start-up
activities
Net income       $ (19,762)   $ 5,408      $ 19,693     $ (19,762)
(loss)



Consolidating       Condensed
Statement of Cash Flows
Twenty-six Weeks Ended
July 29, 2000
(in thousands,
unaudited)

                 Specialty       SRI          SRI          SRI
                 Retailers,  Receivables  Eliminations Consolidated
                    Inc.     Purchase Co.
Cash     flows    from
operating activities:
 Net cash used
in operating                 $    (6,140) $      --    $(217,111)
activities       $(210,971)

Cash     flows    from
investing activities:
Investment in
subsidiary      --           --           --                --
Additions to          (2,350)                                (2,350)
property,                    --           --
equipment and
leasehold
improvements
Proceeds from
the sales of         (6,140)    6,140     --                     --
accounts
receivable, net
 Net cash            (8,490)                                (2,350)
provided by                     6,140               --
(used in)
investing
activities

Cash     flows    from
financing activities:
Proceeds from
debtor-in-           245,028 --           --                245,028
possession
credit facility
Proceeds from
working capital     (13,000) --           --               (13,000)
facility
Proceeds from
issuance of           --           --         --
common stock                                                     --
Payments on long-       (204)       --         --              (204)
term debt
                     (10,542)
Additions to                  --           --               (10,542)
debt issue
costs
 Net cash
provided by          221,282 --           --                221,282
(used in)
    Financing
activities
Net increase
(decrease) in          1,821 --           --                  1,821
cash and cash
equivalents
Cash and cash
equivalents:
 Beginning of
period                18,077 --           --                 18,077
 End of period    $    19,898                           $     19,898
                             --           --



Consolidating       Condensed
Statement of Cash Flows
Twenty-six Weeks Ended
July 29, 2000
(in thousands,
unaudited)

                   Stage      Specialty                Stage Stores
                Stores, Inc.  Retailers,  Eliminations Consolidated
                              Inc. (NV)
Cash     flows    from
operating activities:
 Net cash used  $      (100)
in operating                 $      183   $      --     $(217,028)
activities

Cash     flows    from
investing activities:
Investment in
subsidiary      --           --           --                     --
Additions to
property,
equipment and
leasehold              --           --           --
improvements                                                (2,350)
Proceeds from
the sales of    --           --           --                     --
accounts
receivable, net
 Net cash                                                   (2,350)
provided by     --           --           --
(used in)
investing
activities

Cash     flows    from
financing activities:
Proceeds from
debtor-in-      --           --           --                245,028
possession
credit facility
Proceeds from
working capital --           --           --               (13,000)
facility
Proceeds from
issuance of     --           --           --                --
common stock
Payments on long-       --           --           --           (204)
term debt

Additions to     --           --           --               (10,542)
debt issue
costs
 Net cash
provided by     --           --           --                221,282
(used in)
    Financing
activities
Net increase
(decrease) in          (100) 183          --                  1,904
cash and cash
equivalents
Cash and cash
equivalents:
 Beginning of            102
period                       2,000        --                 20,179
 End of period    $        2  $  2,183            --    $     22,083



Consolidating       Condensed
Statement of Cash Flows
Twenty-six Weeks Ended
July 31, 1999
(in thousands,
unaudited)

                 Specialty       SRI          SRI          SRI
                 Retailers,  Receivables  Eliminations Consolidated
                    Inc.     Purchase Co.
Cash     flows    from
operating activities:
 Net cash       $2,965       $ (16,723)   $  --        $ (13,758)
provided by
(used in)
operating
activities

Cash     flows    from
investing activities:
Investment in       --           --           --          --
subsidiary
Additions to      (11,045)       --           --         (11,045)
property,
equipment and
leasehold
improvements
Proceeds from                  16,723
the sales of     (16,723)
accounts                                  --           --
receivable, net
 Net cash        (27,768)    16,723                 --  (11,045)
provided by
(used in)
investing
activities

Cash     flows    from
financing activities:
Proceeds from    23,300          --           --        23,300
working capital
facility
Proceeds from
issuance of
common stock        --           --           --          --
Proceeds from       --           --           --          --
capital
contribution
Payments on long- (2,357)        --           --         (2,357)
term debt
 Net cash         20,943         --           --         20,943
provided by
(used in)
    financing
activities
Net (decrease)    (3,860)        --           --         (3,860)
in cash and
cash
equivalents
Cash and cash
equivalents:
 Beginning of     10,882         --           --         10,882
period
 End of period   $ 7,022      $  --        $  --        $ 7,022



Consolidating       Condensed
Statement of Cash Flows
Twenty-six Weeks Ended
July 31, 1999
(in thousands,
unaudited)

                   Stage      Specialty                Stage Stores
                Stores, Inc.  Retailers,  Eliminations Consolidated
                              Inc. (NV)
Cash     flows    from
operating activities:
 Net cash       $ --         $(254)       $    --      $(14,012)
provided by
(used in)
operating
activities

Cash     flows    from
investing activities:
Investment in     (252)          --              252       --
subsidiary
Additions to
property,
equipment and
leasehold
improvements           --           --           --      (11,045)
Proceeds from
the sales of
accounts        --           --           --           --
receivable, net
 Net cash        (252)          --              252      (11,045)
provided by
(used in)
investing
activities

Cash     flows    from
financing activities:
Proceeds from       --           --             --      23,300
working capital
facility
Proceeds from      252                               --   252
issuance of
common stock
Proceeds from       --          252              (252)     --
capital
contribution
Payments on long-   --           --             --       (2,357)
term debt
 Net cash          252          252              (252)   21,195
provided by
(used in)
    financing
activities
Net (decrease)      --          (2)             --       (3,862)
in cash and
cash
equivalents
Cash and cash
equivalents:
 Beginning of        2        1,948             --       12,832
period
 End of period   $   2        $1,946       $    --      $ 8,970



Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

"Safe  Harbor" Statement under the Private Securities  Litigation
Reform Act of 1995

      Certain items discussed or incorporated by reference herein contain forward-looking statements that involve risks and uncertainties including, but not limited to, the ability to obtain financing on terms reasonably satisfactory to the Company, the ability of the Company to obtain normal trade terms from its vendors, the ability of the Company to comply with the various covenant requirements contained in the Company's DIP Financing Agreement and the demand for apparel. The demand for apparel can be affected by weather patterns, levels of competition, competitors' marketing strategies, changes in fashion trends, availability of product on normal payment terms and the failure to achieve the expected results of the Company's merchandising and marketing plans as well as its store opening and closing plans. The occurrence of the above has had and can continue to have a material and adverse impact on the Company's operating results. See "Risk Factors" below. Certain information herein contains estimates which represent management's best judgment as of the date hereof based on information currently available; however, the Company does not intend to update this information to reflect developments or information obtained after the date hereof and disclaims any legal obligation to the contrary.

General
     Overview. The Company operates family apparel stores offering moderately priced, nationally recognized brand name apparel, accessories, cosmetics and footwear, the majority of which are located in small towns and communities primarily in the south central and midwestern United States. The Company has recognized the high level of brand awareness and demand for fashionable, quality apparel by consumers in small markets and has identified these markets as a strategically important and under served niche. The Company has developed a franchise focused on small markets offering a broad range of brand name merchandise with a high level of customer service in convenient locations.

     Significant Events. On June 1, 2000, Stage Stores, SRI and Specialty Retailers, Inc. (NV) filed for protection under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. Under Chapter 11, the Company will operate its business as debtor-in-possession. Additionally, a creditor committee has been formed and will have the right to review and object to any non-ordinary
course   of   business  transactions  and  participate   in   the
formulation of any plan or plans of reorganization.

     As of the Petition Date, actions to collect pre-petition indebtedness are stayed and other contractual obligations may not be enforced against the Company. In addition, the Company may reject executory contracts and lease obligations, and parties affected by these rejections may file claims with the Court in accordance with the reorganization process. Substantially all liabilities as of the Petition Date are subject to settlement under a plan of reorganization to be voted upon by all impaired classes of creditors and equity security holders and approved by the Court.

     On June 2, 2000, the Company entered into a three year, $450.0 million DIP Financing Agreement with a lender to finance, among other things, the Company's working capital requirements during Chapter 11 reorganization proceedings. The Court has entered a final order approving the terms of the DIP Financing Agreement. Borrowings under the DIP Financing Agreement are limited to the availability under a borrowing base which includes eligible inventory and accounts receivable and certain leasehold interests. Borrowings under the DIP Financing Agreement are payable upon maturity and the daily interest rates are based upon a Base rate or Eurodollar rate plus an applicable margin based on availability as set forth in the DIP Financing Agreement.

     Initial borrowings under the DIP Financing Agreement were used to terminate the Company's existing Accounts Receivable Program, retire the Senior Revolving Credit Facility and for certain closing costs associated with the DIP Financing Agreement. As a result of the termination of the Company's existing Accounts Receivable Program, accounts receivable generated under the Company's private label credit card program will no longer be transferred to the Trust but, rather, will be owned by SRI. Such receivables, along with substantially all of the Company's other assets, serve as collateral for the DIP Financing Agreement.

     On June 7, 2000, the Company paid the Trust $288.1 million in cash and surrendered its retained interest in the Trust in exchange for all accounts receivable balances held by the Trust on that date. The Trust used the cash proceeds to retire all remaining certificates and pay other costs associated with the termination of the Trust. The accounts receivable balances repurchased by the Company have been recorded at $312.3 million, the aggregate of the cash paid and the estimated fair value of the retained interest surrendered. The Company accretes the yield resulting from the estimated net future cash flows associated with these balances using the interest method. The yield is recorded in selling, general and administrative expenses in the accompanying financial statements. Service charge income, late fees and estimated bad debt expense related to credit sales made after June 7, 2000 are also included in selling, general and administrative expense in the accompanying financial statements.

      During July 2000, the Court approved the Company's 2000 Store Closing Plan which consisted of the closure of 120 stores as part of its reorganization process. The Company has engaged third parties to manage the liquidation process in these stores. In conjunction with the 2000 Store Closing Plan, the Company recorded charges aggregating $43.7 million for the 26 weeks ended July 29, 2000, comprised of a $14.4 million loss on inventory, $13.2 million of estimated lease damages to be settled in the bankruptcy process, $1.0 million of severance and a $15.1 million write-off of the fixed assets and prepaid supplies associated with the 120 stores to be closed. This charge is reflected in reorganization items in the accompanying Consolidated Condensed Statement of Operations.

     On August 8, 2000, the Company announced the employment of James Scarborough as its new President and Chief Executive Officer, subject to the necessary Court approval. Jack Wiesner, who was serving as Chairman of the Board and Interim President and Chief Executive Officer of the Company will continue as Chairman of the Board and will oversee the Company's Chapter 11 proceedings and reorganization process.

     The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended January 29, 2000.

Results of Operations

Thirteen  Weeks  Ended July 29, 2000 Compared to  Thirteen  Weeks
Ended July 31, 1999

     Sales for the thirteen weeks ended July 29, 2000 ("current year second quarter") decreased 20.1% to $215.5 million from $269.8 million for the thirteen weeks ended July 31, 1999 ("prior year second quarter"). The decrease in sales for the current year second quarter reflects, among other things, (i) the net reduction of 177 stores since the end of the prior year second quarter and (ii) an 18.0% decline in comparable store sales during the period. Management believes comparable store sales were negatively impacted by lower inventory levels throughout the spring season as a result of a contraction in trade support prior to the Company's Chapter 11 filing from the Company's vendors and factors. The contraction in trade support caused a significant disruption in the Company's spring and summer merchandise receipt flows.

     Gross profit decreased 47.0% to $39.2 million for the current year second quarter from $74.0 million for the prior year second quarter. Gross profit, as a percent of sales, decreased to 18.2% for the current year second quarter from 27.4% for the prior year second quarter. The lower gross profit percentage for the current year second quarter reflects, among other things, (i) additional markdowns taken to implement the Company's new markdown program, (ii) the impact of the liquidation sales during the period from the stores in the 2000 store closure program which do not generate any gross margin dollars, (iii) the negative sales leverage associated with the Company's fixed buying, occupancy and distribution expenses which are included in cost of goods sold and (iv) lower vendor discounts as a result of reduced inventory purchases.

     Selling, general and administrative ("SG&A") expenses for the current year second quarter decreased 2.0% to $65.6 million from $66.9 million in the prior year second quarter and, as a percent of sales, increased to 30.4% from 24.8% in the comparable period last year. SG&A expenses for the current year second quarter includes certain charges recorded during the period totaling $14.2 million. These charges were comprised primarily of (i) $2.6 million of operating costs at the stores which are in the process of being closed, (ii) a $9.7 million reduction in income from the Company's private label credit card program associated with the accounting for receivables repurchased from the previously existing Trust and (iii) $1.3 million of employee severance expense.

     Store opening and closure program costs of $15.5 million for the prior year second quarter reflect the costs associated with the store closure program which was implemented during the period which resulted in the closure of approximately 35 under performing stores. There were no store opening and closure program costs recorded during the current year second quarter.

     As a result of the factors discussed above, the operating loss for the current year second quarter was $26.3 million as compared to a loss of $8.3 million for the prior year second quarter.

     Net interest expense for the current year second quarter decreased 16.7% to $10.5 million from $12.6 million for the prior year second quarter due to a lower level of average borrowings outstanding subsequent to the Petition Date as compared to the amount of borrowings outstanding on the Petition Date, offset somewhat by a higher interest rate on the post-Petition Date borrowings. As a result of the Chapter 11 filing, the interest accrual on the borrowings outstanding on the Petition Date was suspended.

     During the current year second quarter, the Company recorded non-recurring costs related to its Chapter 11 filing and reorganization process totaling $60.9 million. This charge consisted of, among other things, (i) charges aggregating $28.7 million related to the 2000 store closing plan, (ii) $4.9 million of professional fees associated with the bankruptcy, (iii) an $18.0 million charge related to the write-off of pre-petition debt issue costs and original issue discount, (iv) a charge of $3.1 million for the impairment of intangible assets and (v) a charge of $6.2 million related to the write-down of the undivided interest in accounts receivable trust.

     As a result of the foregoing, the Company's net loss for the current year second quarter was $97.8 million as compared to a net loss for the prior year second quarter of $15.1 million.

Twenty-six Weeks Ended July 29, 2000 Compared to Twenty-six Weeks
Ended July 31, 1999

     Sales for the twenty-six weeks ended July 29, 2000 ("current year ") decreased 16.2% to $445.8 million from $532.4 million for the twenty-six weeks ended July 31, 1999 ("prior year"). The decrease in sales for the current year reflects, among other things, (i) the impact of fewer stores in operation during the first two quarters of the current year as compared to the number of stores in operation during the first two quarters of the prior year and (ii) a 14.3% decline in comparable store sales during the period. Management believes comparable store sales were negatively impacted by lower inventory levels throughout the spring season as a result of a contraction in trade support prior to the Company's Chapter 11 filing from the Company's vendors and factors. The contraction in trade support caused a significant disruption in the Company's spring and summer merchandise receipt flows.

     Gross profit decreased 32.4% to $97.5 million for the current year from $144.4 million for the prior year. Gross profit, as a percent of sales, decreased to 21.8% for the current year from 27.1% for the prior year second quarter. The lower gross profit percentage for the current year reflects, among other things, (i) the impact of the increased level of promotional and liquidation activity utilized during the current year first quarter, (ii) additional mark downs taken during the current year second quarter to implement the Company's new markdown program, (ii) the impact of the liquidation sales during the current year from the stores in the 2000 store closure program which do not generate any gross margin dollars, (iii) the negative sales leverage associated with the Company's fixed buying, occupancy and distribution expenses which are included in cost of goods sold and (iv) lower vendor discounts as a result of reduced inventory purchases.

     Selling, general and administrative ("SG&A") expenses for the current year decreased 6.7% to $119.6 million from $128.1 million in the prior year and, as a percent of sales, increased to 26.8% from 24.0% in the comparable period last year. SG&A expenses for the current year includes certain charges recorded during the period totaling $16.3 million. These charges were comprised primarily of (i) $4.6 million of operating costs at the stores which are in the process of being closed, (ii) a $9.7 million reduction in income from the Company's private label credit card program associated with the accounting for receivables repurchased from the previously existing Trust and
(iii) $1.3 million of employee severance expense.

     Store opening and closure program costs of $16.2 million for the prior year reflect the costs associated with the opening of 10 new stores during the prior year first quarter ($0.7 million) as well as the costs associated with the store closure program which was implemented during the prior year second quarter ($15.5 million) which resulted in the closure of approximately 35 under performing stores.

     As a result of the factors discussed above, the operating loss for the current year was $22.1 million as compared to operating income of $0.1 million for the prior year.

     Net interest expense for the current year decreased 3.2% to $24.0 million from $24.8 million for the prior year. The current year benefited from a lower level of average borrowings outstanding subsequent to the Petition Date as compared to the amount of borrowings outstanding on the Petition Date, offset somewhat by a higher interest rate on the post-Petition Date borrowings. As a result of the Chapter 11 filing, the interest accrual on the borrowings outstanding on the Petition Date was suspended.

     During the current year, the Company recorded non-recurring costs related to its Chapter 11 filing and reorganization process totaling $76.0 million. This charge, which is classified as reorganization items in the Consolidated Condensed Statement of Operations, consisted of, among other things, (i) charges aggregating $43.7 million related to the 2000 store closing plan,
(ii) $4.9 million of professional fees associated with the bankruptcy, (iii) an $18 million charge related to the write-off of pre-petition debt issue costs and original issue discount,
(iv) a charge of $3.1 million for the impairment of intangible assets and (v) a charge of $6.2 million related to the write-down of the undivided interest in accounts receivable trust..

     As a result of the foregoing, the Company's net loss for the current year was $122.0 million as compared to a net loss for the prior year of $17.4 million before the cumulative effect of a change in accounting principal.

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

     The   following  table  shows  certain  unaudited  financial
information for the Company by quarter (dollars in thousands):

                   2000                         1999
               Q1       Q2        Q1        Q2       Q3         Q4

Net sales   $230,352 $215,455  $262,591  $269,848   $264,327   $324,801
Gross
profit        58,318   39,204    70,359    74,021   77,203      2,867
Operating
income
(loss)         4,252 (26,348)     8,391   (8,332)   12,560  (220,971)
Quarters'
operating
Income  as
a  percent
of total        N/A       N/A       N/A       N/A      N/A        N/A
Income
(loss)
before
cumulative
effect of
a change
in
accounting
principle   (24,201) (97,837)   (2,269)  (15,091)      224  (260,067)
Net income
(loss)      (24,201) (97,837)   (4,671)  (15,091)      224  (262,352)




      The Company does not believe that inflation had a material effect on its results of operations during the past two years.
However, there can be no assurance that the Company's business will not be affected by inflation in the future.

Liquidity and Capital Resources

     Total working capital increased to $201.1 million at July 29, 2000 from a deficit of $268.6 million at January 29, 2000. During the period, accounts receivable increased $254.0 million due to the termination of the Accounts Receivable Program, merchandise inventories decreased $26.0 million as a result of the disruption in the flow of merchandise during the period and current debt decreased $257.2 million as a result of the reclassification of the Petition Date debt to long-term liabilities.

     On June 2, 2000, the Company entered into a three year, $450.0 million DIP Financing Agreement with a lender to finance, among other things, the Company's working capital requirements during Chapter 11 reorganization proceedings. On June 26, 2000, the Company was given full and final approval of the DIP
Financing  Agreement  by  the Court.  Borrowings  under  the  DIP
Financing Agreement are limited to the availability under a borrowing base which includes eligible inventory and accounts receivable and certain leasehold interest. Borrowings under the DIP Financing Agreement are payable upon maturity and the daily interest rates are based upon a Base rate or Eurodollar rate plus an applicable margin based on availability as set forth in the DIP Financing Agreement.

     Initial borrowings under the DIP Financing Agreement were used to terminate the Company's existing Accounts Receivable Program, retire the Senior Revolving Credit Facility and to pay closing costs associated with the DIP Financing Agreement. As a result of the retirement of the Company's existing Accounts Receivable Program, accounts receivable generated under the Company's private label credit card program will no longer be transferred to the Trust but, rather, will be owned by SRI. Such receivables, along with substantially all of the Company's other assets, serve as collateral for the DIP Financing Agreement. Borrowings outstanding under the DIP Financing Agreement at July 29, 2000 totaled $245.0 million. Availability under the DIP Financing Agreement at July 29, 2000 was $136.6 million.

     The DIP Financing Agreement contains covenants which, among other things, restrict the (i) incurrence of additional debt,
(ii) incurrence of capital lease obligations, (iii) aggregate amount of capital expenditures and (iv) transactions with related parties. In addition, the DIP Financing Agreement requires the Company to maintain compliance with a certain specified level of earnings before depreciation, interest, taxes and special charges.

     The Company's primary capital requirements are for working capital, debt service under the DIP Financing Agreement, professional fees during the reorganization process and capital expenditures. Management believes cash interest payments under the DIP Financing Agreement will be approximately $21.0 million for the remainder of 2000. Capital expenditures for 2000 are expected to be $10.0 million primarily reflecting maintenance expenditures at the Company's stores and infrastructure investment. Management believes that there should be sufficient liquidity under the DIP Financing Agreement to fund the Company's working capital requirements during the reorganization proceedings.

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

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 is effective for the Company in the fourth quarter of 2000, and the Company is ascertaining the impact this pronouncement will have on its financial statements.

                  PART II  -  OTHER INFORMATION

Item 1. Legal Proceedings

      From time to time the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of its business.

      Due to the bankruptcy filing mentioned previously, certain of the cases mentioned below have been stayed pursuant to the automatic stay of the Court. These cases require Court approval or must be specifically exempt for litigation proceedings to continue.

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

      On or about April 27, 2000 Mr. Tooker filed an Answer and Counterclaim against the Company and a Third Party Petition against the Company's Interim President, Chief Executive Officer and Chairman of the Board, John J. Wiesner, Martin Stringer, counsel to the Special Committee, and the law firm of McKinney & Stringer, P.C. The answer generally denies all allegations made by the Company. Mr. Tooker seeks damages from the Company of approximately $3.9 million, plus attorney's fees, interest, and costs for breach of his employment contract, and a like amount, including punitive damages, from the third-party defendants for alleged tortious interference with his employment contract. Mr. Tooker also seeks to impose a constructive trust on the $300,000 in the Company's possession for certain contractual benefits he claims to be due under his employment agreement. The remaining claims seek damages against the Company and in part against the third-party defendants, totaling $18 million, plus punitive damages, fees, interest and costs, on theories of defamation, civil conspiracy, breach of fiduciary duty and breach of duty of good faith and fair dealing. The case is in its initial development, prior to any discovery. The Company and the third-party defendants dispute his allegations and intend to vigorously defend all of Mr. Tooker's claims.

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

Item 2. Changes in Securities

     None.

Item 3. Defaults Upon Senior Securities

      Substantially all of the Company's liabilities are subject to settlement under reorganization proceedings. The Company's debt to banks and bondholders is in default of the terms of the applicable loan agreements, notes and debentures. For financial reporting purposes, those liabilities and obligations have been classified as liabilities subject to compromise under reorganization proceedings. The ultimate adequacy of security for any secured debt obligations and settlement of all liabilities and obligations cannot be determined until a plan of reorganization is confirmed.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information

      On June 6, 2000, the New York Stock Exchange informed the Company that the trading of the Company's stock would be suspended immediately. Following the suspension, application was made by the New York Stock Exchange to the Securities and Exchange Commission to delist the Company's stock. The Company's stock is currently being quoted on the OTC Bulletin Board under the symbol SGEEQ.

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

          The Company filed a News Release on Form 8-K dated June
          27, 2000 related to Stage Stores Inc. announcing the final Court approval of its $450 million debtor-in-possession credit agreement.

          The Company filed a News Release on Form 8-K dated July
          18, 2000 related to Stage Stores Inc. announcing Court approval of its plan to close 120 under performing stores as part of its reorganization process.

          The Company filed a News Release on Form 8-K dated
          August 8, 2000 related to Stage Stores Inc. announcing the employment of its new President and Chief Executive
          Officer.


          The Company filed a News Release on Form 8-K dated September 8, 2000 related to Stage Stores Inc. announcing Court approval of the Company's request to extend the exclusivity period until March 31, 2001. The Company also announced the resignation of Richard Jolosky from the Company's Board of Directors for personal reasons.



                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        STAGE STORES, INC.

October 13, 2000                        /s/ James Scarborough
 (Date)                                 James Scarborough
                                        President and Chief Executive
                                        Officer


October 13, 2000                        /s/ Charles M. Sledge
 (Date)                                 Charles M. Sledge
                                        Senior VP Finance, Treasurer
                                        and Corporate Secretary