Form 10-Q
period 2000-10-28
STAGE STORES INC
filed 2000-12-20
CIK 6885

1



                              Form 10-Q

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


     (Mark One)
          [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended October 28, 2000

                                 OR

          [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from  __  to

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No _ _

The   number  of  shares  of  common  stock  of  Stage  Stores,  Inc.
outstanding as of December 19, 2000 was 26,850,223 shares of Common Stock and 1,250,584 shares of Class B Common Stock.

               PART I  -  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                      Stage Stores, Inc.
                    (Debtor-in-Possession)
             Consolidated Condensed Balance Sheet
              (in thousands, except par values)



                                       October 28,   January 29,
                                          2000         2000
               ASSETS                  (unaudited)  (unaudited)
Cash and cash equivalents              $  14,911     $20,179
Undivided interest in accounts
receivable trust                           --        41,600
Accounts receivable, net               276,377         --
Merchandise inventories, net           271,303      261,104
Prepaid expenses and other current
assets                                 15,498        23,866
      Total current assets             578,089       346,749

Property, equipment and leasehold
improvements, net                      153,463       181,834
Other assets                           15,178        26,104
      Total assets                   $ 746,730     $554,687

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable                       $  68,815     $40,955
Accrued expenses and other current
liabilities                            49,661        72,177
Debtor-in-possession credit facility   265,453       --
Current portion of long-term debt      --            9,830
Long-term debt classified as current   --            492,393
      Total current liabilities        383,929       615,355

Liabilities subject to compromise
under reorganization proceedings       568,546          --
Other long-term liabilities            6,729         14,299
      Total liabilities                959,204       629,654

Preferred stock, par value $1.00, non-
voting,
  3 shares authorized, no shares
  issued or outstanding                --            --
Common stock, par value $0.01, 75,000
shares
  authorized, 26,850 and 26,834
shares
  issued and outstanding,
respectively                           268           268
Class B common stock, par value
$0.01, non-voting,
  3,000 shares authorized, 1,250
shares
  issued and outstanding               13            13
Additional paid-in capital             267,059       266,590
Accumulated deficit                    (475,476)     (337,500)
Accumulated other comprehensive
income                                 (4,338)       (4,338)
   Stockholders' deficit               (212,474)     (74,967)
Commitments and contingencies          --            --
      Total liabilities and
stockholders' deficit                  $ 746,730     $554,687



     The accompanying notes are an integral part of this statement.


                        Stage Stores, Inc.
                      (Debtor-in-Possession)
          Consolidated Condensed Statement of Operations
             (in thousands, except per share amounts)
                           (unaudited)

                              Thirteen Weeks     Thirty-nine Weeks
                                  Ended                Ended
                          October    October    October     October
                         28, 2000  30, 1999   28, 2000     30, 1999

Net sales                 $216,582  $264,327   $662,389     $796,766
Cost of sales and
related buying,
   occupancy and
distribution expenses     166,427    187,124    514,712     575,183
Gross profit                50,155     77,203    147,677     221,583

Selling, general and
administrative expenses    55,083     63,715    174,656     191,822

Store opening and
closure program costs          --        928         --      17,142
Operating income (loss)   (4,928)     12,560   (26,979)      12,619


Interest, net                7,819     12,192     31,776      36,949

Income (loss) before
reorganization items,
income tax, and
cumulative effect of a
change in accounting
principle                (12,747)        368   (58,755)    (24,330)
Reorganization items      (3,166)         --   (79,146)          --
Income (loss) before
income tax and
cumulative effect of a
change in accounting
principle                (15,913)        368  (137,901)    (24,330)
Income tax expense
(benefit)                      25        144         75     (7,194)

Income (loss) before
cumulative effect of a
change in accounting
principle                (15,938)        224  (137,976)    (17,136)
Cumulative effect of a
change in accounting
principle, net of tax
reporting costs of
start-up activities         --         --         --         (2,402)
Net income (loss)         $         $          $            $
                         (15,938)      224    (137,976)    (19,538)

Basic income ( loss)
per common share data:
Basic income (loss) per
common share before
cumulative effect of a
change in accounting
principle                $ (0.57)  $   0.01   $  (4.91)    $ (0.61)
Cumulative effect of a
change in accounting
principle, net of tax
reporting costs of
start-up activities           --          --        --      (0.09)
Basic income (loss) per
common share             $ (0.57)  $   0.01   $  (4.91)    $(0.70)
Basic weighted average
common shares
outstanding                 28,100    28,083      28,098      28,015

Diluted income (loss)
per common share data:
Diluted income (loss)
per common share before
cumulative effect of a
change in
Accounting principle     $ (0.57)  $   0.01   $  (4.91)    $ (0.61)
Cumulative effect of a
change in accounting
principle, net of tax -
reporting costs of
start-up activities          --        --        --          (0.09)
Diluted income (loss)
per common share         $ (0.57)  $   0.01   $  (4.91)    $ (0.70)
Diluted weighted
average common shares
outstanding                 28,100    28,231      28,098      28,015


   The accompanying notes are an integral part of this statement.


                           Stage Stores, Inc.
                         (Debtor-in-Possession)
             Consolidated Condensed Statement of Cash Flows
                             (in thousands)
                               (unaudited)

                                               Thirty-nine Weeks Ended
                                              October 28,   October 30,
                                                  2000         1999

 Cash flows from operating activities:
   Net loss                                   $ (137,976 )  $  (19,538)
   Adjustments to reconcile net loss to net
cash used in operating
   Activities:
     Depreciation and amortization                  31,525       36,329
     Deferred income taxes                              --      (2,015)
     Accretion of discount                           7,780          920
     Amortization of debt issue costs               15,885        2,234
     Cumulative effect of a change in
accounting principle                                    --        2,402
     Change in working capital                   (160,837)     (29,517)
         Total adjustments                       (105,647)       10,353
       Net cash used in operating activities     (243,623)      (9,185)


 Cash flows from investing activities:
   Additions to property, equipment and
leasehold improvements                             (3,848)     (13,166)
   Proceeds from retirement of fixtures and
equipment                                              567      --
       Net cash used in investing activities       (3,281)     (13,166)


 Cash flows from financing activities:
   Proceeds from debtor-in-possession credit
facility                                           265,453           --
   Proceeds from (payments on) pre-petition
working capital facility                          (13,000)       19,150
   Proceeds from issuance of common stock             --          262
   Payments on long-term debt                        (204)      (2,360)
   Additions to debt issue costs                  (10,613)           --
       Net cash provided by financing
activities                                         241,636       17,052

   Net decrease in cash and cash equivalents
                                                   (5,268)      (5,299)

   Cash and cash equivalents:
     Beginning of period                            20,179       12,832
     End of period                            $     14,911  $    7,533

 Supplemental disclosure of cash flow
information:

   Interest paid                              $    12,905   $   26,815

   Income taxes paid                          $         7   $      188


   The accompanying notes are an integral part of this statement.


                   Stage Stores, Inc.
                 (Debtor-in-Possession)
     Consolidated Statement of Stockholders' Deficit
    For the Thirty-nine Weeks Ended October 28, 2000
                     (in thousands)


Shares Outstanding
Shares of common stock
issued:
   Beginning balance                26,834
    Issuance of stock                   16
   Ending balance                   26,850

Shares of Class B stock
issued:
   Beginning balance                 1,250
   Ending balance                    1,250

Stockholders' Deficit
Common stock issued:
   Beginning balance            $      268
    Issuance of stock                   --
   Ending balance                      268

Class B stock issued:
   Beginning balance                    13
   Ending balance                       13

Additional Paid-in Capital:
   Beginning balance               266,590
    Issuance of stock                  469
   Ending balance                  267,059

Accumulated deficit and
accumulated other
   Comprehensive income:
   Beginning balance             (341,838)
   Comprehensive loss:
        Net loss                 (137,976)
        Other comprehensive
loss                                   --
   Total comprehensive loss      (137,976)
   Ending balance                (479,814)
Total Stockholders' Deficit     $(212,474)

Accumulated other
comprehensive loss:
   Beginning balance            $  (4,338)
   Ending balance               $  (4,338)




   The accompanying notes are an integral part of this statement.
                         Stage Stores, Inc.
                       (Debtor-in-Possession)
   Notes to Unaudited Consolidated Condensed Financial Statements

      1. The accompanying Unaudited Consolidated Condensed Financial Statements of Stage Stores, Inc. ("Stage Stores") have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Those adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The Unaudited Consolidated Condensed Financial Statements should be read in conjunction with the Audited Consolidated Financial
Statements and notes thereto for the year ended January 29, 2000 filed with Stage Stores' Annual Report on Form 10-K. The fiscal years discussed herein end on the Saturday nearest to January 31 in the following calendar year. For example, references to "2000" mean the fiscal year ending February 3, 2001. Certain reclassifications have been made to prior year balances to conform with the current year presentation.

      2. Stage Stores conducts its business primarily through its wholly-owned subsidiary Specialty Retailers, Inc. ("SRI") which, as of October 28, 2000, operated 469 family apparel stores in 20 states located primarily in the south central and midwestern United States. Stage Stores and SRI are collectively referred to herein as the "Company".

     3. On June 1, 2000 (the "Petition Date"), Stage Stores, SRI and Specialty Retailers, Inc. (NV) filed for protection under Chapter 11 of Title 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the Southern District of Texas (the "Court"). Under Chapter 11, the Company is operating its business as debtor-in-possession (see Note 2 to the Company's Consolidated Financial Statements filed with Stage Stores' Annual Report on Form 10-K for the year ended January 29, 2000).

     The accompanying Unaudited Consolidated Condensed Financial Statements have been presented in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" and have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 filing, such realization of assets and liquidation of liabilities is subject to uncertainty. Further, a plan of reorganization could materially change the amounts reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of a plan of reorganization. The ability of the Company to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with debtor-in-possession financing agreements and the ability to generate sufficient cash from operations and financing sources to meet the Company's obligations. Additionally, the accompanying Unaudited Consolidated Condensed Financial Statements do not include any adjustments that would be required if the Company were in liquidation. Substantially all of the Company's pre-petition liabilities are subject to compromise under reorganization proceedings. Those petition date liabilities that are expected to be paid or comprised under a plan of reorganization are separately classified in the accompanying Unaudited Consolidated Condensed
Balance Sheet and, as of October 28, 2000, include the following items (in thousands):

     Long-term debt                $ 514,568
     Accounts payable                 21,414
     Accrued expenses and other
     liabilities                      32,564
     Liabilities   subject   to
     compromise                    $ 568,546

     The Company ceased accruing interest on pre-petition long-term debt on June 1, 2000. Reported interest differs from stated contractual interest by $11.7 million for the thirty-nine weeks ended October 28, 2000.

     On June 2, 2000, the Company entered into a three year, $450.0 million debtor-in-possession financing agreement (the "DIP Financing Agreement") with a lender to finance, among other things, the Company's working capital requirements during Chapter 11 reorganization proceedings. The terms of the DIP Financing Agreement have been approved by the Court. Borrowings under the DIP Financing Agreement are limited to the availability under a borrowing base which includes eligible inventory and accounts receivable and certain leasehold interests. Borrowings under the DIP Financing Agreement are payable upon maturity and the daily interest rates are based upon a Base rate or Eurodollar rate plus an applicable margin based on availability as set forth in the DIP Financing Agreement. As of October 28, 2000, availability under the DIP Financing Agreement was $126.9 million. The weighted average borrowing rate for amounts outstanding under the DIP Financing Agreement at October 28, 2000 was 9.55%.

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

     On June 7, 2000, the Company paid the Trust $288.4 million in cash and surrendered its retained interest in the Trust in exchange for all accounts receivable balances held by the Trust on that date, which aggregated $324.3 million. The Trust used the cash proceeds to retire all remaining certificates and pay other costs associated with the termination of the Trust. The accounts receivable balances repurchased by the Company have been recorded at $312.3 million, the aggregate of the cash paid and the estimated fair value of the retained interest surrendered. The Company accretes the yield resulting from the estimated net future cash flows associated with these balances using the interest method. The yield is recorded in selling, general and administrative expenses in the accompanying financial statements. Service charge income, late fees and estimated bad debt expense related to credit sales made after June 7, 2000 are also included in selling, general and administrative expense in the accompanying financial statements.

     During July 2000, the Court approved the Company's plan to close 120 stores as part of its restructuring process (the "2000 Store Closing Plan"). The Company engaged third parties to manage the inventory liquidation process in these stores. The 2000 Store Closing Plan has been substantially completed.

      The net expense resulting from the Company's Chapter 11 filing and subsequent reorganization efforts (which include the 2000 Store Closing Plan) has been separated from ordinary operations and is classified as reorganization items in the accompanying Unaudited Consolidated Condensed Statement of Operations. Components of reorganization items for the thirteen and thirty-nine weeks ended October 28, 2000 are as follows (in thousands):

                                               Thirteen     Thirty-
                                                 Weeks       nine
                                                 Ended       Weeks
                                                October      Ended
                                               28, 2000     October
                                                           28, 2000
     Costs associated with the 2000 Store
     Closing Plan (including loss on
     inventory, lease damages and severance)   $    542    $ 29,273
     Write-off of fixed assets associated
     with the 2000 Store Closing Plan
     and other miscellaneous  assets               (378)      17,812
     Professional fees associated with the
     bankruptcy                                    3,415       8,332
     Write-off of pre-petition debt issue
     costs and original issue discount                --      17,987
     Write-down of undivided interest in
     accounts receivable trust                        --       6,155
     Other                                         (413)       (413)
     Total                                     $  3,166    $ 79,146


      Net cash used in operating activities for reorganization items was approximately $6.7 million, related primarily to professional fees and retainers during the thirty-nine weeks ended October 28, 2000.

      4. Prior to the Petition Date, the Company charged $0.5 million against the store closure accrual for lease damages it established in 1999. The accrued balance relating to this store closure program was $7.3 million as of October 28, 2000 and has been included in liabilities subject to compromise under reorganization proceedings.

      5. The Company has provided a full valuation allowance against the net deferred tax assets generated during the thirty-nine weeks ended October 28, 2000. See Note 11 to the Audited Consolidated Financial Statements for the year ended January 29, 2000, included in Stage Stores Annual Report on Form 10-K.

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

      With respect to the Tooker matter as discussed in the Company's quarterly report on Form 10-Q for the period ended July 29, 2000, on November 21 and 22, 2000, the Company participated in a mediation with the other parties involved in the Tooker litigation. The parties reached an agreement in principle to settle all claims in the case. The settlement documents are being prepared and have not been reviewed by the parties or finalized for public disclosure. The settlement is subject to approval by the bankruptcy court following proper notice to interested parties in that proceeding. The special committee of the Company's Board of Directors overseeing the Tooker litigation has authorized the terms of the settlement, subject to further approvals described above.

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

     On November 3, 2000, the Company received a copy of the SEC's August 3, 2000 Order Directing Private Investigation "In the Matter of Stage Stores, Inc." (the "Order"). The Order is a confidential document directing a non-public investigation into related party transactions previously reported by the Company. The Company is cooperating with the SEC in the investigation.

      The Company has been named as one of 135 defendants in a patent infringement action brought by The Lemelson Medical, Education & Research Foundation in the United States District Court for the District of Arizona, Case No. CIV-000663 PHX PGR. The plaintiff claims to be the owner of various patents covering optical scanning devices commonly used by retail outlets at check out counters to scan prices for customer purchases. The complaint seeks injunctive relief to prevent alleged continuing infringement and unspecified damages for alleged past infringement. The court and the plaintiff have been advised of the Company's bankruptcy filing, and the Company has asserted the protection of the bankruptcy stay. The remaining defendants have formed a common defense group and plan to vigorously defend against the claims. The Company disputes the plaintiff's allegations and plans to monitor the action closely.

      Management believes that none of the matters in which the Company or its subsidiaries are currently involved, either individually or in the aggregate, is material to the financial position, results of operations or cash flows of the Company or its subsidiaries.

      7. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities,"as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment to SFAS No. 133", which requires that all derivative financial instruments be recorded in the financial statements. SFAS No. 133 is effective for the Company in the first quarter of 2001, and the Company is in the process of ascertaining the impact this new standard will have on its financial statements.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 is effective for the Company in the fourth quarter of 2000, and the Company is ascertaining the impact this pronouncement will have on its financial statements.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which replaced SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilites". SFAS No. 140 is effective for transfers entered into after March 31, 2001, and the Company is in the process of ascertaining the impact this new standard will have on its financial statements.

      8. The following Unaudited Consolidating Condensed Financial Statements for Stage Stores and its wholly-owned subsidiaries is presented to satisfy disclosure requirements pursuant to Sections  13 and 15(d) of the Securities Exchange Act of 1934 with respect to wholly-owned subsidiaries of Stage Stores. Stage Stores does not prepare separate financial statements and related disclosures for its wholly-owned subsidiaries SRI and Specialty Retailers, Inc. (NV), a wholly-owned subsidiary of Stage Stores which was incorporated during June 1997, because management has determined that such information is not material to investors. SRI is the primary obligor under the 8 and one half percent Senior Notes due 2005 and the 9% Senior Subordinated Notes due 2007 (see Note 6 to the Company's Consolidated Financial Statements filed with Stage Stores' Annual Report on Form 10-K for the year ended
January 29, 2000). Stage Stores and Specialty Retailers, Inc. (NV) are guarantors of such indebtedness.

     The Unaudited Consolidating Condensed Financial Statements for Stage Stores and its wholly-owned subsidiaries, including all significant intercompany transactions eliminated in consolidation, are presented below. The results of operations of SRPC as reported are not indicative of the total operating performance of the Company's Accounts Receivable Program.

Consolidating
Condensed      Balance
Sheet
October 28, 2000
(in    thousands,
unaudited)

                  Specialty    SRI       SRI       SRI
                Retailers Receivabl Eliminati Consolida
                 , Inc.      es        ons       ted
                          Purchase
                             Co.
    ASSETS
Cash and cash    $  12,406 $  --     $  --     $  12,406
equivalents
Accounts           276,377    --        --       276,377
receivable, net
Merchandise        271,303    --        --
inventories,                                   271,303
net
Prepaid expenses              --        --
and other        15,498                        15,498
current assets
 Total current     575,584    --        --       575,584
assets

Property,          153,463    --        --       153,463
equipment and
leasehold
improvements,
net
Other assets        15,116              --        15,116
Investment in                 --                  --
subsidiaries     37,035             (37,035)
 Total assets    $ 781,198 $  --     $(37,035) $ 744,163

LIABILITIES AND
 STOCKHOLDERS'
    EQUITY
   (DEFICIT)
Accounts payable
                $  68,815 $  --     $  --     $  68,815
Accrued expenses                  --    --
and other       49,235                        49,235
current
liabilities
Debtor-in-posses   265,453    --        --       265,453
sion credit
facility
 Total current                          --
liabilities     383,503          --           383,503

Intercompany      231,845              --     194,810
notes/advances             (37,035)
Liabilities       568,546
subject to
compromise
under
reorganization                                 568,546
proceedings
Other long-term              --        --
liabilities     6,729                         6,729
Investment in       --        --        --        --
subsidiaries
 Total                                  --     1,153,588
liabilities     1,190,623  (37,035)

Preferred stock     --        --        --        --
Common stock        --        --        --        --
Class B common      --        --        --        --
stock
Additional paid-
in capital      3,317     34,253    (34,253)  3,317
Accumulated
earnings        (408,404) 2,782      (2,782)  (408,404)
(deficit)
Accumulated                   --        --
other           (4,338)                       (4,338)
comprehensive
income
 Stockholders'
equity          (409,425) 37,035     (37,035) (409,425)
(deficit)
 Total
liabilities and
stockholders'
equity
(deficit)
                $ 781,198 $  --     $(37,035) $ 744,163


Consolidating
Condensed      Balance
Sheet
October 28, 2000
(in    thousands,
unaudited)

                    Stage   Specialty Eliminati Stage
                 Stores,  Retailers    ons    Stores
                  Inc.     , Inc.             Consolida
                            (NV)              ted
    ASSETS
Cash and cash    $   2     $2,503    $  --     $  14,911
equivalents
Accounts            --        --        --
receivable, net                               276,377
Merchandise         --        --        --
inventories,                                   271,303
net
Prepaid expenses    --        --        --
and other                                      15,498
current assets
 Total current       2         2,503    --       578,089
assets

Property,           --        --        --       153,463
equipment and
leasehold
improvements,
net
Other assets        --        62        --        15,178
Investment in       --        --        --        --
subsidiaries
 Total assets    $    2    $   2,565 $  --     $ 746,730

LIABILITIES AND
 STOCKHOLDERS'
    EQUITY
   (DEFICIT)
Accounts payable $  --     $  --     $  --     $
                                              68,815
Accrued expenses
and other
current
liabilities            --       426    --      49,661
Debtor-in-posses    --        --        --
sion credit                                     265,453
facility
 Total current          --              --
liabilities               426                 383,929

Intercompany              (194,281)    --        --
notes/advances  (529)
Liabilities                                     568,546
subject to
compromise
under
reorganization
proceedings
Other long-term    --        --        --         6,729
liabilities
Investment in                 --                  --
subsidiaries      213,005           (213,005)
 Total                     (193,855)
liabilities     212,476             (213,005) 959,204

Preferred stock     --        --        --        --
Common stock                  --        --
                268                           268
Class B common                --        --
stock           13                            13
Additional paid-
in capital      267,059   160,915   (164,232) 267,059
Accumulated
earnings        (475,476) 35,505    372,899   (475,476)
(deficit)
Accumulated                   --
other           (4,338)             4,338     (4,338)
comprehensive
income
 Stockholders'
equity          (212,474) 196,420   213,005   (212,474)
(deficit)
 Total
liabilities and
stockholders'
equity
(deficit)
                $       2 $   2,565 $  --     $ 746,730



Consolidating Condensed
Balance Sheet
January 29, 2000
(in
thousands,unaudi
ted)

                   Specialty    SRI       SRI       SRI
                 Retailers Receivabl Eliminati Consolida
                  , Inc.      es        ons       ted
                           Purchase
                              Co.
     ASSETS
Cash and cash     $18,077   $  --     $    --   $18,077
equivalents
Undivided
interest in      (13,101)  54,701    --        41,600
accounts
receivable trust
Merchandise                    --          --
inventories, net 261,104                       261,104
Prepaid expenses              220          --
                 7,725                         7,945
Other current               8,491          --
assets           7,430                         15,921
 Total current              63,412         --
assets           281,235                       344,647

Property,
equipment and    180,761   --        --        180,761
leasehold
improvements,
net
Other assets                2,608          --
                 23,436                        26,044
Investment in                  --                    --
subsidiaries     36,690              (36,690)
 Total assets             $ $  66,020 $         $
                 522,122             (36,690)  551,452

LIABILITIES AND
 STOCKHOLDERS'
EQUITY (DEFICIT)
Accounts payable  $40,955   $  --     $    --   $
                                               40,955
Accrued expenses             2,770
and other        69,385              --        72,155
current
liabilities
Current portion                --          --
of long-term     9,830                         9,830
debt
Long-term debt                 --          --
classified as    492,393                       492,393
current
 Total current              2,770          --
liabilities      612,563                       615,333

Other long-term                --          --
liabilities      14,299                        14,299
Intercompany                26,560         --
notes/advances   160,719                       187,279
Investment in                  --          --        --
subsidiaries     --
 Total                      29,330         --
liabilities      787,581                       816,911

Preferred stock                --          --        --
                 --
Common stock                   --          --        --
                 --
Class B common                 --          --        --
stock            --
Additional paid-
in capital       3,317     33,908    (33,908)  3,317
Accumulated                 2,782
earnings         (264,438)           (2,782)   (264,438)
(deficit)
Accumulated other
comprehensive    (4,338)   --        --        (4,338)
income
 Stockholders'              36,690
equity (deficit) (265,459)           (36,690)  (265,459)
 Total            $522,122  $66,020   $         $
liabilities and                      (36,690)  551,452
stockholders'
equity (deficit)


Consolidating  Condensed
Balance Sheet
January 29, 2000
(in
thousands,unaudi
ted)

                     Stage   Specialty             Stage
                  Stores,  Retailers Eliminati  Stores
                   Inc.     , Inc.      ons    Consolida
                             (NV)                 ted
     ASSETS
Cash and cash     $ 102     $         $   --    $20,179
equivalents                2,000
Undivided                                --
interest in      --        --                  41,600
accounts
receivable trust
Merchandise                              --
inventories, net --        --                  261,104
Prepaid expenses                         --
                 --        --                  7,945
Other current                            --
assets           --        --                  15,921
 Total current                           --
assets           102       2,000               346,749

Property,                                --
equipment and    --        1,073               181,834
leasehold
improvements,
net
Other assets                             --
                 --        60                  26,104
Investment in                            --
subsidiaries     --        --                  --
 Total assets     $ 102     $         $  --             $
                           3,133               554,687

LIABILITIES AND
 STOCKHOLDERS'
EQUITY (DEFICIT)
Accounts payable  $  --     $    --   $  --     $40,955
Accrued expenses                         --
and other        22        --                  72,177
current
liabilities
Current portion                          --
of long-term     --        --                  9,830
debt
Long-term debt                           --
classified as    --        --                  492,393
current
 Total current                           --
liabilities      22        --                  615,355

Other long-term                          --
liabilities      --        --                  14,299
Intercompany                (187,297)    --
notes/advances   18                            --
Investment in                         (75,029)
subsidiaries     75,029    --                  --
 Total                      (187,297) (75,029)
liabilities      75,069                        629,654

Preferred stock                          --
                 --        --                  --
Common stock                             --
                 268       --                  268
Class B common                           --
stock            13        --                  13
Additional paid-
in capital       266,590   160,915   (164,232) 266,590
Accumulated       (337,500)           234,923
earnings                   29,515              (337,500)
(deficit)
Accumulated other                     4,338
comprehensive    (4,338)   --                  (4,338)
income
 Stockholders'                        75,029
equity (deficit) (74,967)  190,430             (74,967)
 Total            $ 102     $         $  --     $554,687
liabilities and            3,133
stockholders'
equity (deficit)



Consolidating       Condensed
Statement of Operations
Thirty-nine      Weeks
Ended October 28, 2000
(in thousands,
unaudited)

                Specialty     SRI       SRI       SRI
                Retailers, Receivabl Eliminati Consolidat
                   Inc.       es        ons        ed
                           Purchase
                              Co.

Net sales        $662,389   $ --      $      -- $662,389
Cost of sales       514,712                        514,712
and related                   --        --
buying,
occupancy and
distribution
expenses
Gross profit        147,677                        147,677
                              --        --
Selling, general              (2,063)
and              177,405                --      175,342
administrative
expenses
Operating income
(loss)           (29,728)    2,063      --     (27,665)
Interest
expense, net    37,735         (229)    --       37,506
Income (loss)     (67,463)                       (65,171)
before                       2,292   --
reorganization
items and
income taxes
Reorganization     (76,854)                       (79,146)
items                       (2,292)     --
Income (loss)
before income    (144,317)    --        --      (144,317)
taxes
Income tax            (351)                          (351)
expense                       --        --
(benefit)
Income (loss)     (143,966)                      (143,966)
before equity                 --        --
in net earnings
of subsidiaries
Equity in net
earnings of         --        --        --         --
subsidiaries
Net income
(loss)          $(143,966) $ --      $      -- $(143,966)


Consolidating       Condensed
Statement of Operations
Thirty-nine      Weeks
Ended October 28, 2000
(in thousands,
unaudited)

                  Stage    Specialty Eliminati   Stage
                 Stores,   Retailers    ons      Stores
                   Inc.     , Inc.             Consolidat
                             (NV)                  ed

Net sales        $  --      $      -- $ --      $662,389
Cost of sales            --                        514,712
and related                   --        --
buying,
occupancy and
distribution
expenses
Gross profit             --                        147,677
                              --        --
Selling, general                (686)              174,656
and                 --                  --
administrative
expenses
Operating income         --                       (26,979)
(loss)                        686       --
Interest                 --   (5,730)               31,776
expense, net                            --
Income (loss)           --                       (58,755)
before                       6,416      --
reorganization
items and
income taxes
Reorganization           --
items                         --        --       (79,146)
Income (loss)                                    (137,901)
before income           --   6,416      --
taxes
Income tax               --                             75
expense                       426       --
(benefit)
Income (loss)
before equity
in net earnings
of subsidiaries              5,990       --
                        --                      (137,976)
Equity in net     (137,976)
earnings of                   --      137,976      --
subsidiaries
Net income       $(137,976) $   5,990 $ 137,976 $(137,976)
(loss)



Consolidating       Condensed
Statement of Operations
   Thirty-nine   Weeks
Ended October 30, 1999
(in thousands,
unaudited)

                Specialty     SRI       SRI       SRI
                Retailers, Receivabl Eliminati Consolidat
                   Inc.       es        ons        ed
                           Purchase
                              Co.

Net sales        $796,766   $ --      $ --      $796,766
Cost of sales     575,183     --        --       575,183
and related
buying,
occupancy and
distribution
expenses
Gross profit     221,583      --        --       221,583
Selling, general  197,017    (4,951)    --       192,066
and
administrative
expenses
Store opening     17,142      --        --       17,142
and closure
program costs
Operating income  7,424      4,951      --       12,375
(loss)
Interest          46,180     3,151      --       49,331
expense, net
Income (loss)     (38,756)   1,800      --       (36,956)
before income
taxes
Income tax        (12,317)   666        --       (11,651)
expense
(benefit)
Income (loss)     (26,439)   1,134      --       (25,305)
before equity
in net earnings
of subsidiaries
and cumulative
effect of a
change in
accounting
principle
Equity in net     (72)        --        72         --
earnings of
subsidiaries
Income (loss)     (26,511)   1,134      72       (25,305)
before
cumulative
effect of a
change in
accounting
principle
Cumulative        (1,196)    (1,206)    --       (2,402)
effect of a
change in
accounting
principle, net
of tax -
reporting costs
of start-up
activities
Net income       $ (27,707) $ (72)    $ 72      $ (27,707)
(loss)


Consolidating       Condensed
Statement of Operations
   Thirty-nine   Weeks
Ended October 30, 1999
(in thousands,
unaudited)

                  Stage    Specialty Eliminati   Stage
                 Stores,   Retailers    ons      Stores
                   Inc.     , Inc.             Consolidat
                             (NV)                  ed

Net sales        $  --      $ --      $ --      $796,766
Cost of sales       --        --        --       575,183
and related
buying,
occupancy and
distribution
expenses
Gross profit        --        --        --       221,583
Selling, general   107       (351)      --      191,822
and
administrative
expenses
Store opening       --        --        --       17,142
and closure
program costs
Operating income   (107)     351        --       12,619
(loss)
Interest            --            (12   --       36,949
expense, net               ,382)
Income (loss)     (107)      12,733     --       (24,330)
before income
taxes
Income tax          --       4,457      --       (7,194)
expense
(benefit)
Income (loss)     (107)      8,276      --       (17,136)
before equity
in net earnings
of subsidiaries
and cumulative
effect of a
change in
accounting
principle
Equity in net     (19,431)    --       19,431     --
earnings of
subsidiaries
Income (loss)     (19,538)   8,276     19,431    (17,136)
before
cumulative
effect of a
change in
accounting
principle
Cumulative
effect of a
change in
accounting
principle, net
of tax -
reporting costs
of start-up
activities
                       --        --       --      (2,402)
Net income       $ (19,538) $ 8,276   $ 19,431  $ (19,538)
(loss)



Consolidating       Condensed
Statement of Cash Flows
Thirty-nine      Weeks
Ended October 28, 2000
(in thousands,
unaudited)

                Specialty     SRI       SRI       SRI
                Retailers, Receivabl Eliminati Consolidat
                   Inc.       es        ons        ed
                           Purchase
                              Co.
Cash     flows    from
operating activities:
 Net cash
provided by                $ (6,140) $      --
(used in)
operating
activities
                $(237,886)                     $(244,026)

Cash     flows    from
investing activities:
Additions to
property,       (3,848)    --        --         (3,848)
equipment and
leasehold
improvements
Proceeds from           567                            567
retirement of              --        --
fixtures and
equipment
Proceeds from
the sales of       (6,140)   6,140   --                --
accounts
receivable, net
 Net cash
provided by
(used in)
investing                    6,140          --
activities         (9,421)                        (3,281)

Cash     flows    from
financing activities:
Proceeds from
debtor-in-         265,453 --        --           265,453
possession
credit facility
Payments on pre-
petition        (13,000)   --        --         (13,000)
working capital
facility
Proceeds from                                            -
issuance of     --         --        --                 -
common stock
Payments on long-
term debt                  --        --        (204)
Additions to          (204) --        --        (10,613)
debt issue      (10,613)
costs
 Net cash
provided by        241,636 --        --           241,636
(used in)
    Financing
activities
Net increase
(decrease) in      (5,671) --        --           (5,671)
cash and cash
equivalents
Cash and cash
equivalents:
 Beginning of
period          18,077     --        --        18,077
                 $   12,406                     $   12,406
                            --        --
End of period


Consolidating       Condensed
Statement of Cash Flows
Thirty-nine      Weeks
Ended October 28, 2000
(in thousands,
unaudited)

                  Stage    Specialty             Stage
                 Stores,   Retailers Eliminati   Stores
                   Inc.     , Inc.      ons    Consolidat
                             (NV)                  ed
Cash     flows    from
operating activities:
 Net cash                            $
provided by     $    (100) $    503  --
(used in)
operating
activities
                                               $(243,623)

Cash     flows    from
investing activities:
Additions to
property,       --         --        --           (3,848)
equipment and
leasehold
improvements
Proceeds from                                          567
retirement of   --         --        --
fixtures and
equipment
Proceeds from
the sales of    --         --        --                --
accounts
receivable, net
 Net cash                                         (3,281)
provided by     --         --        --
(used in)
investing
activities

Cash     flows    from
financing activities:
Proceeds from
debtor-in-      --         --        --           265,453
possession
credit facility
Payments on pre-
petition
working capital
facility          --        --        --
                                                (13,000)
Proceeds from
issuance of     --         --        --            --
common stock
Payments on long-                                    (204)
term debt       --         --        --        (10,613)
Additions to
debt issue
costs
 Net cash
provided by     --         --        --           241,636
(used in)
    Financing
activities
Net increase
(decrease) in        (100) 503       --           (5,268)
cash and cash
equivalents
Cash and cash
equivalents:
 Beginning of
period             102     2,000     --          20,179
                 $       2  $   2,503           $   14,911
                                      --
End of period


Consolidating       Condensed
Statement of Cash Flows
Thirty-nine      Weeks
Ended October 30, 1999
(in thousands,
unaudited)

                Specialty     SRI       SRI       SRI
                Retailers, Receivabl Eliminati Consolidat
                   Inc.       es        ons        ed
                           Purchase
                              Co.
Cash     flows    from
operating activities:
 Net cash used
in  operating
activities
                $(1,485)   $ (7,437) $  --     $ (8,922)

Cash     flows    from
investing activities:
Investment in       --         --        --       --
subsidiary
Additions to      (13,166)     --        --      (13,166)
property,
equipment and
leasehold
improvements
Proceeds from                7,437
the sales of     (7,437)
accounts                             --        --
receivable, net
 Net cash        (20,603)  7,437            --  (13,166)
provided by
(used in)
investing
activities

Cash     flows    from
financing activities:
Proceeds from    19,150        --        --     19,150
working capital
facility
Proceeds from       --         --        --       --
issuance of
common stock
Proceeds from       --         --        --       --
capital
contribution
Payments on long- (2,360)      --        --      (2,360)
term debt
 Net cash         16,790       --        --      16,790
provided by
(used in)
    financing
activities
Net decrease in   (5,298)      --        --      (5,298)
cash and cash
equivalents
Cash and cash
equivalents:
 Beginning of     10,882       --        --      10,882
period
 End of period   $ 5,584    $  --     $  --     $ 5,584


Consolidating       Condensed
Statement of Cash Flows
Thirty-nine      Weeks
Ended October 30, 1999
(in thousands,
unaudited)

                  Stage    Specialty             Stage
                 Stores,   Retailers Eliminati   Stores
                   Inc.     , Inc.      ons    Consolidat
                             (NV)                  ed
Cash     flows    from
operating activities:
 Net cash used  $ --       $(263)    $    --   $(9,185)
in  operating
activities

Cash     flows    from
investing activities:
Investment in     (262)        --           262    --
subsidiary
Additions to        --         --          --    (13,166)
property,
equipment and
leasehold
improvements
Proceeds from
the sales of
accounts        --         --        --        --
receivable, net
 Net cash        (262)        --           262   (13,166)
provided by
(used in)
investing
activities

Cash     flows    from
financing activities:
Proceeds from       --         --          --   19,150
working capital
facility
Proceeds from
issuance of                              --
common stock     262                              262
Proceeds from       --        262                  --
capital                              (262)
contribution
Payments on long-   --         --          --    (2,360)
term debt
 Net cash          262        262                17,052
provided by                          (262)
(used in)
    financing
activities
Net decrease in     --        (1)          --    (5,299)
cash and cash
equivalents
Cash and cash
equivalents:
 Beginning of        2      1,948          --    12,832
period
 End of period   $   2      $1,947    $    --   $ 7,533


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

General
     Overview. The Company operates family apparel stores offering moderately priced, nationally recognized brand name apparel, accessories, cosmetics and footwear, the majority of which are located in small towns and communities primarily in the south central and mid western United States. The Company has recognized the high level of brand awareness and demand for fashionable, quality apparel by consumers in small markets and has identified these markets as a strategically important and under served niche. The Company has developed a franchise focused on small markets offering a broad range of brand name merchandise with a high level of customer service in convenient locations.

     Significant Events. On June 1, 2000, Stage Stores, SRI and Specialty Retailers, Inc. (NV) filed for protection under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. Under Chapter 11, the Company is operating its business as debtor-in-possession. Additionally, a creditor committee has been formed and has the right to review and object to any non-ordinary course of business transactions and participate in the formulation of any plan or plans of reorganization.

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

     On June 2, 2000, the Company entered into a three year, $450.0 million DIP Financing Agreement with a lender to finance, among other things, the Company's working capital requirements during Chapter 11 reorganization proceedings. The terms of the DIP Financing Agreement have been approved by the Court. Borrowings under the DIP Financing Agreement are limited to the availability under a borrowing base which includes eligible inventory and accounts receivable and certain leasehold interests. Borrowings under the DIP Financing Agreement are payable upon maturity and the daily interest rates are based upon a Base rate or Eurodollar rate plus an applicable margin based on availability as set forth in the DIP Financing Agreement.

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

     On June 7, 2000, the Company paid the Trust $288.4 million in cash and surrendered its retained interest in the Trust in exchange for all accounts receivable balances held by the Trust on that date. The Trust used the cash proceeds to retire all remaining certificates and pay other costs associated with the termination of the Trust. The accounts receivable balances repurchased by the Company have been recorded at $312.3 million, the aggregate of the cash paid and the estimated fair value of the retained interest surrendered. The Company accretes the yield resulting from the estimated net future cash flows associated with these balances using the interest method. The yield is recorded in selling, general and administrative expenses in the accompanying financial statements. Service charge income, late fees and estimated bad debt expense related to credit sales made after June 7, 2000 are also included in selling, general and administrative expense in the accompanying financial statements.

      During July 2000, the Court approved the Company's 2000 Store Closing Plan which consisted of the closure of 120 stores as part of its reorganization process. The Company engaged third parties to manage the liquidation process in these stores, which has been completed. In conjunction with the 2000 Store Closing Plan, the Company recorded charges aggregating $43.9 million for the thirty-nine weeks ended October 28, 2000, comprised of a $14.4 million loss on inventory, $13.2 million of estimated lease damages to be settled in the bankruptcy process, $1.0 million of severance and a $14.7 million write-off of the fixed assets and prepaid supplies and $0.6 of other expenses associated with the 120 stores in the 2000 Store Closing Plan. This charge is reflected in reorganization items in the accompanying Consolidated Condensed Statement of Operations.

     On August 8, 2000, the Company announced the employment of James Scarborough as its new President and Chief Executive Officer. Jack Wiesner, who was serving as Chairman of the Board and Interim President and Chief Executive Officer of the Company will continue as Chairman of the Board and will oversee the Company's Chapter 11 proceedings and reorganization process.

     The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended January 29, 2000.

Results of Operations

Thirteen Weeks Ended October 28, 2000 Compared to Thirteen Weeks Ended October 30, 1999

     Sales for the thirteen weeks ended October 28, 2000 ("current year third quarter") decreased 18.1% to $216.6 million from $264.3 million for the thirteen weeks ended October 30, 1999 ("prior year third quarter"). The decrease in sales for the current year third quarter reflects, among other things, (i) the net reduction of 185 stores since the end of the prior year third quarter and (ii) a 4.4% decline in comparable store sales during the period. Comparable store sales for the current year third quarter improved from the 18.0% decline in comparable store sales for the previous quarter ended July 29, 2000 as the Company benefited from increased inventory receipts and improved merchandise mix. Trade support from the Company's vendors and factors, which had contracted prior to the Company's Chapter 11 filing, has improved significantly since the filing.

     Gross profit decreased 35.0% to $50.2 million for the current year third quarter from $77.2 million for the prior year third quarter. Gross profit, as a percent of sales, decreased to 23.2% for the current year third quarter from 29.2% for the prior year third quarter. The lower gross profit percentage for the current year third quarter reflects, among other things, (i) an increase in the level of markdowns taken on spring/summer clearance merchandise and(ii) the negative sales leverage associated with the Company's fixed buying, occupancy and distribution expenses which are included in cost of goods sold.

     Selling, general and administrative ("SG&A") expenses for the current year third quarter decreased 13.5% to $55.1 million from $63.7 million in the prior year third quarter and, as a percent of sales, increased to 25.4% from 24.1% in the comparable period last year. SG&A expenses for the current year third quarter benefited from, among other things, (i) the net reduction of 185 stores since the end of the prior year third quarter and (ii) the Company's continuing efforts in controlling SG&A expenses. SG&A expenses for the current year third quarter includes certain charges recorded during the period totaling $13.7 million. These charges were comprised primarily of (i) $1.2 million of operating costs at the stores which were in the process of being closed and (ii) a $12.5 million reduction in income from the Company's private label credit card program which resulted from the accounting for receivables repurchased from the previously existing Trust.

     Store opening and closure program costs of $0.9 million for the prior year third quarter reflect the costs associated with the store closure program. There were no store opening and closure program costs recorded during the current year third quarter.

     As a result of the factors discussed above, the operating loss for the current year third quarter was $4.9 million as compared to operating income of $12.6 million for the prior year third quarter.

     Net interest expense for the current year third quarter decreased 36.0% to $7.8 million from $12.2 million for the prior year third quarter due to a lower level of average borrowings outstanding subsequent to the Petition Date as compared to the amount of borrowings  outstanding on the Petition Date, offset  somewhat  by  a higher interest rate on the post-Petition Date borrowings. As a result of the Chapter 11 filing, the interest accrual on the borrowings outstanding on the Petition Date was suspended.

     During the current year third quarter, the Company recorded non-recurring costs related to its Chapter 11 filing and reorganization process totaling $3.2 million. This charge consisted primarily of professional fees associated with the bankruptcy process.

     As a result of the foregoing, the Company's net loss for the current year third quarter was $15.9 million as compared to net income for the prior year third quarter of $0.2 million.

Thirty-nine Weeks Ended October 28, 2000 Compared to Thirty-nine Weeks Ended October 30, 1999

     Sales for the thirty-nine weeks ended October 28, 2000 ("current year ") decreased 16.9% to $662.4 million from $796.8 million for the thirty-nine weeks ended October 30, 1999 ("prior year"). The decrease in sales for the current year reflects, among other things,
(i) the impact of fewer stores in operation during the current year as compared to the number of stores in operation during the prior year and (ii) an 11.1% decline in comparable store sales during the period. Management believes comparable store sales were negatively impacted by lower inventory levels throughout the spring season as a result of a contraction in trade support prior to the Company's Chapter 11 filing from the Company's vendors and factors. The contraction in trade support caused a significant disruption in the Company's spring and summer merchandise receipt flows.

     Gross profit decreased 33.4% to $147.7 million for the current year from $221.6 million for the prior year. Gross profit, as a percent of sales, decreased to 22.3% for the current year from 27.8% for the prior year. The lower gross profit percentage for the current year reflects, among other things, (i) the impact of the increased level of promotional and liquidation activity utilized during the current year first quarter, (ii) additional mark downs taken during the current year second quarter to implement the Company's new markdown program, (iii) the impact of the liquidation sales during the current year from the stores in the 2000 store closure program which do not generate any gross margin dollars, (iv) the negative sales leverage associated with the Company's fixed buying, occupancy and distribution expenses which are included in cost of goods sold and (v) lower vendor discounts during the first two quarters of the current year as a result of reduced inventory purchases.

     Selling, general and administrative expenses for the current year decreased 8.9% to $174.7 million from $191.8 million in the prior year and, as a percent of sales, increased to 26.4% from 24.1% in the comparable period last year. SG&A expenses for the current year benefited from, among other things, (i) the net reduction of 185 stores since the end of the prior year third quarter and (ii) the Company's continuing efforts in controlling SG&A expenses. SG&A expenses for the current year includes certain charges totaling $30.0 million. These charges were comprised primarily of (i) $5.7 million of operating costs at the stores which are in the process of being closed, (ii) a $22.2 million reduction in income from the Company's private label credit card program which resulted from the accounting for receivables repurchased from the previously existing Trust and
(iii) $1.3 million of employee severance expense.

     Store opening and closure program costs of $17.1 million for the prior year reflect the costs associated with the opening of 10 new stores during the prior year first quarter ($0.7 million) as well as the costs associated with the store closure program which was implemented during the prior year second quarter ($16.4 million) which resulted in the closure of approximately 35 under performing stores.

     As a result of the factors discussed above, the operating loss for the current year was $27.0 million as compared to operating income of $12.6 million for the prior year.

     Net interest expense for the current year decreased 13.8% to $31.8 million from $36.9 million for the prior year. The current year benefited from a lower level of average borrowings outstanding accruing interest subsequent to the Petition Date as compared to the amount of borrowings outstanding on the Petition Date, offset somewhat by a higher interest rate on the post-Petition Date borrowings. As a result of the Chapter 11 filing, the interest accrual on the borrowings outstanding on the Petition Date was suspended.

     During the current year, the Company recorded non-recurring costs related to its Chapter 11 filing and reorganization process totaling $79.1 million. This charge, which is classified as reorganization items in the Unaudited Consolidated Condensed Statement of Operations, consisted of, among other things, (i) charges aggregating $43.5 million related to the 2000 store closing plan, (ii) $8.3 million of professional fees associated with the bankruptcy, (iii) an $18.0 million charge related to the write-off of pre-petition debt issue costs and original issue discount, (iv) a charge of $3.1 million for the impairment of intangible assets and
(v) a charge of $6.2 million related to the write-down of the undivided interest in accounts receivable trust.

     As a result of the foregoing, the Company's net loss for the current year was $138.0 million as compared to a net loss for the prior year of $17.1 million before the cumulative effect of a change in accounting principal.

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

     The   following   table   shows  certain   unaudited   financial
information for the Company by quarter (dollars in thousands):

                                    2000
                           Q1       Q2       Q3

Net sales               $230,352  $215,455  $216,582
Gross profit             58,318    39,204    50,155
Operating
income (loss)             4,207  (26,348)   (4,928)

Income (loss)
before
cumulative
effect of a
change in
accounting
principle               (24,201)  (97,837) (15,938)

Net income
(loss)                  (24,201)  (97,837)  (15,938)


                                        1999
                          Q1       Q2       Q3        Q4

Net sales              $262,591  $269,848    $264,327  $324,801
Gross profit             70,359    74,021      77,203     2,867

Operating
income (loss)             8,391   (8,332)     12,560   (220,971)


Income (loss)
before
cumulative
effect of a
change in
accounting
principle                (2,269)  (15,091)       224   (260,067)

Net income
(loss)                   (4,671)  (15,091)       224  (262,352)




      The Company does not believe that inflation had a material effect on its results of operations during the past two years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

Liquidity and Capital Resources

     Total working capital increased to $194.2 million at October 28, 2000 from a deficit of $268.6 million at January 29, 2000, an increase of $462.8 million. This increase is comprised of (in thousands):

           Increase in accounts receivable  due
           to repurchase of accounts receivable
           from the previously existing Trust     $234,777
           Increase in merchandise inventory as
           a  result of the improvement in  the
           flow   of  merchandise  during   the
           period                                   10,199
           Borrowings  under the DIP  Financing
           Agreement                             (265,453)
           Reclassification of the pre-petition
           debt   to  liabilities  subject   to
           compromise    under   reorganization
           proceedings                             502,223
           Other items                            (18,980)
           Total                                  $462,766


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

     Initial borrowings under the DIP Financing Agreement were used to terminate the Company's existing Accounts Receivable Program, retire the Senior Revolving Credit Facility and to pay closing costs associated with the DIP Financing Agreement. As a result of the retirement of the Company's existing Accounts Receivable Program, accounts receivable generated under the Company's private label credit card program are no longer be transferred to the Trust but, rather, are owned by SRI. Such receivables, along with substantially all of the Company's other assets, serve as collateral for the DIP Financing Agreement. Borrowings outstanding under the DIP Financing Agreement at October 28, 2000 totaled $265.5 million. Availability under the DIP Financing Agreement at October 28, 2000 was $126.9 million.

     The DIP Financing Agreement contains covenants which, among other things, restrict the (i) incurrence of additional debt, (ii) incurrence of capital lease obligations, (iii) aggregate amount of capital expenditures and (iv) transactions with related parties. In addition, the DIP Financing Agreement requires the Company to maintain compliance with a certain specified level of earnings before depreciation, interest, taxes and special charges. The Company was in compliance with this covenant at October 28, 2000.

     The Company's primary capital requirements are for working capital, debt service under the DIP Financing Agreement, professional fees during the reorganization process and capital expenditures. Capital expenditures for 2000 are expected to be $10.0 million, primarily reflecting maintenance expenditures at the Company's stores and infrastructure investment. Management believes that there should be sufficient liquidity under the DIP Financing Agreement to fund the Company's working capital requirements during the reorganization proceedings.

Recent Accounting Pronouncements

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment to SFAS No. 133", which requires that all derivative financial instruments be recorded in the financial statements. SFAS No. 133 is effective for the Company in the first quarter of 2001, and the Company is in the process of ascertaining the impact this new standard will have on its financial statements.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 is effective for the Company in the fourth quarter of 2000, and the Company is ascertaining the impact this pronouncement will have on its financial statements.

               In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which replaced SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilites". SFAS No. 140 is effective for transfers entered into after March 31, 2001, and the Company is in the process of ascertaining the impact this new standard will have on its financial statements.

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

      With respect to the Tooker matter as discussed in the Company's quarterly report on Form 10-Q for the period ended July 29, 2000, on November 21 and 22, 2000, the Company participated in a mediation with the other parties involved in the Tooker litigation. The parties reached an agreement in principle to settle all claims in the case. The settlement documents are being prepared and have not been reviewed by the parties or finalized for public disclosure. The settlement is subject to approval by the bankruptcy court following proper notice to interested parties in that proceeding. The special committee of the Company's Board of Directors overseeing the Tooker litigation has authorized the terms of the settlement, subject to further approvals described above.

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

      On November 3, 2000, the Company received a copy of the SEC's August 3, 2000 Order Directing Private Investigation "In the Matter of Stage Stores, Inc." (the "Order"). The Order is a confidential document directing a non-public investigation into related party transactions previously reported by the Company. The Company is cooperating with the SEC in the investigation.

     The Company has been named as one of 135 defendants in a patent infringement action brought by The Lemelson Medical, Education & Research Foundation in the United States District Court for the District of Arizona, Case No. CIV-000663 PHX PGR. The plaintiff claims to be the owner of various patents covering optical scanning devices commonly used by retail outlets at check out counters to scan prices for customer purchases. The complaint seeks injunctive relief to prevent alleged continuing infringement and unspecified damages for alleged past infringement. The court and the plaintiff have been advised of the Company's bankruptcy filing, and the Company has asserted the protection of the bankruptcy stay. The remaining defendants have formed a common defense group and plan to vigorously defend against the claims. The Company disputes the plaintiff's allegations and plans to monitor the action closely.

     Management believes that none of the matters in which the Company or its subsidiaries are currently involved, either individually or in the aggregate, is material to the financial position, results of operations or cash flows of the Company or its subsidiaries.

Item 2. Changes in Securities

     None.

Item 3. Defaults Upon Senior Securities

      Substantially all of the Company's pre-petition liabilities are subject to settlement under reorganization proceedings. The Company's debt to banks and bondholders is in default of the terms of the applicable loan agreements, notes and debentures. For financial reporting purposes, those liabilities and obligations have been classified as liabilities subject to compromise under reorganization proceedings. The ultimate adequacy of security for any secured debt obligations and settlement of all liabilities and obligations cannot be determined until a plan of reorganization is confirmed.

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

Item 6. Exhibits and Reports on Form 8-K.

  (a)  Exhibits

     4.1 $450,000,000 Debtor-in-Possession Credit Agreement dated as of June 2, 2000 among Specialty Retailers, Inc., a Debtor and Debtor-in-Possession, as Borrower, Stage Stores, Inc. as Parent Guarantor, The Initial Lenders, Initial Issuing Bank and Swing Line Bank named therein as Initial Lenders, Initial Issuing Bank and Swing Line Bank and Citicorp USA, Inc. as Collateral Agent and as Administrative Agent.

     27.1 Financial Data Schedule.

  (b)  Reports on Form 8-K

          The Company filed a News Release on Form 8-K dated August 8, 2000 related to Stage Stores Inc. announcing the employment of its new President and Chief Executive
          Officer.

          The Company filed a News Release on Form 8-K dated September 8, 2000 related to Stage Stores Inc. announcing Court approval of the Company's request to extend the exclusivity period in the Company's bankruptcy proceeding until March 31, 2001. The Company also announced the resignation of Richard Jolosky from the Company's Board of Directors for personal reasons.



                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        STAGE STORES, INC.

December 19, 2000                       /s/ James Scarborough
 (Date)                                 James Scarborough
                                        President and Chief Executive
                                        Officer


December 19, 2000                       /s/ Charles M. Sledge
 (Date)                                 Charles M. Sledge
                                        Senior  VP Finance, Treasurer
                                        and Corporate Secretary