Form 10-K
period 2001-02-03
STAGE STORES INC
filed 2001-05-01
CIK 6885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 001-14035

Stage Stores, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	76-0407711 (I.R.S. Employer Identification No.)

10201 Main Street, Houston, Texas (Address of principal executive offices)	77025 (Zip Code)

Registrant's telephone number, including area code: (800) 579-2302

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: Title of each class Common Stock ($0.01 par value)	Name of each exchange on which registered OTC Bulletin Board

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting common stock held by non-affiliates as of March 30, 2001 was $943,759.

At March 30, 2001, there were 26,846,366 shares of Common Stock and 1,250,584 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

References to a particular year are to the Company's fiscal year which is the 52 or 53 week period ending on the Saturday closest to January 31 of the following calendar year (e.g., a reference to "2000" is a reference to the fiscal year ended February 3, 2001). The 2000 fiscal year consisted of 53 weeks.

PART I

ITEM 1. BUSINESS

Chapter 11 Filing

As a result of many factors including, but not limited to, rapid growth during 1997 and 1998, significant turnover in key executive positions, significant leverage coupled with an inflexible capital structure and changes in the retail environment, Stage Stores, Inc.'s (the "Company" or "Stage Stores") financial performance deteriorated significantly during 1999 and 2000. The Company experienced a net loss of $281.9 million in 1999 and a net loss of $162.2 million in 2000. Because of the Company's rapidly deteriorating financial performance, the Company's suppliers significantly curtailed merchandise shipments to the Company during the spring of 2000, thereby further exacerbating the Company's financial difficulties. In order to address these financial and operational issues facing the Company, Stage Stores and its wholly owned subsidiaries, Specialty Retailers, Inc. ("SRI") and Specialty Retailers, Inc. (NV) ("SRI NV") (collectively, the "Debtors"), filed voluntary petitions under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") (the "Chapter 11 Proceedings") in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Court") on June 1, 2000 (the "Petition Date"). During the Chapter 11 Proceedings, the Company has continued to manage and operate its assets and business as a debtor-in-possession, pending the formulation and confirmation of a reorganization plan and subject to the supervision and orders of the Court. Additionally, an unsecured creditor committee was formed and has the right to review and participate in the Chapter 11 Proceedings.

As of the Petition Date, actions to collect pre-petition indebtedness were stayed and other contractual obligations may not be enforced against the Company. In addition, the Company may reject pre-petition executory contracts and lease obligations, and parties affected by these rejections may file claims with the Court in accordance with the Bankruptcy Code. Substantially all liabilities as of the Petition Date are subject to settlement under a plan of reorganization which will be voted upon by creditors and subject to approval by the Court. The Court has extended the Company's exclusive right to file a plan of reorganization until June 30, 2001 and until September 15, 2001 to obtain acceptance of a plan of reorganization. The Company has reserved the right to seek further extensions, if necessary.

On April 24, 2001, the Debtors filed a "Disclosure Statement", pursuant to Section 1125 of the Bankruptcy Code, and a "Plan of Reorganization" (the "Plan") with the Court. The Disclosure Statement sets forth certain information regarding, among other things, significant events that have occurred during the Chapter 11 Proceedings and the anticipated organization, operation and financing of "Reorganized Stage Stores". The Disclosure Statement describes the Plan of Reorganization, certain effects of Plan confirmation, certain risk factors associated with securities to be issued under the Plan and the manner in which distribution will be made under the Plan. In addition, the Disclosure Statement discusses the confirmation process and the voting procedures that holders of claims in impaired classes must follow for their votes to be counted. The Plan sets forth certain information regarding, among other things, the classification and treatment of claims and interests, means for implementation of the Plan, acceptance or rejection of the Plan and effect of rejection by one or more classes of claims or interests, provisions for governing distributions, the treatment of executory contracts and unexpired leases, conditions precedent to confirmation of the Plan and the occurrence of the effective date of the Plan. Upon confirmation of the Plan, all claims and interest of the Debtors will be discharged.

The type and amount of distributions that each creditor receives will depend upon the class in which the claim is placed. The Plan, as filed, does not provide for any distribution to the holders of the Company's Common Stock or to the holders of the Company's Class B Common Stock. Further, the Plan calls for the cancellation of the currently outstanding Common Stock and Class B Common Stock upon confirmation of the Plan.

See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors to be considered prior to the acceptance and confirmation of the Plan of Reorganization.

General

Stage Stores operates retail stores offering moderately priced, nationally recognized brand name apparel, accessories, cosmetics and footwear for the entire family in small towns and communities located primarily throughout the south central United States. Stage Stores was formed in 1988 when the management of Palais Royal, together with several venture capital firms, acquired the family-owned Bealls and Palais Royal chains which were originally founded in the 1920's. The Company has recognized the high level of brand awareness and demand for fashionable, quality apparel by consumers in small markets and has identified these markets as a profitable and underserved niche. The Company has developed a franchise focused on small markets offering a broad range of brand name merchandise with a high level of customer service in convenient locations.

As a result of its small market focus, Stage Stores generally faces less competition for brand name apparel because consumers in small markets generally are able to shop for branded merchandise only in regional malls. In those small markets where the Company does compete for brand name apparel sales, such competition generally comes from local retailers, small regional chains and, to a lesser extent, national department stores. The Company believes it has a competitive advantage over local retailers and small regional chains due to its: (i) economies of scale, (ii) historically good vendor relationships and (iii) proprietary credit card program. The Company believes it has a competitive advantage in small markets over national department stores due to its experience with smaller markets. In addition, due to minimal merchandise overlap, Stage Stores generally does not directly compete for branded apparel sales with national discounters such as Wal-Mart.

As of February 3, 2001, the Company, through its wholly-owned subsidiary SRI, operated 348 stores, excluding 108 stores which were in the process of being closed, located in 14 states throughout the south central United States. Although the Company's stores may be operated under its "Stage", "Bealls" and "Palais Royal" trade names depending on the geographical market, the Company operates the vast majority of its stores under one concept and strategy. The majority of the Company's stores are located in small towns and communities with populations at or below 30,000, while the remainder of the Company's stores operate in metropolitan areas, such as Houston, Texas.

The Company's merchandising strategy focuses on the traditionally higher margin categories of women's, men's and children's branded apparel, accessories, cosmetics and footwear. Merchandise mix may vary from store to store to accommodate differing demographic factors. The Company currently purchases merchandise from a vendor base of approximately 600 vendors. Over 85% of 2000 sales consisted of branded merchandise, including nationally recognized brands such as Levi Strauss, Liz Claiborne, Chaps/Ralph Lauren, Union Bay, Sag Harbor, Hanes, Nike, Reebok and Haggar Apparel. Levi accounted for approximately 6.8% of the Company's 2000 retail purchases. No other vendor accounted for more than 5%. In addition, the Company, through its membership in Associated Merchandising Corporation ("AMC"), a cooperative buying service, purchases imported merchandise for its private label program. The membership in AMC provides the Company with synergistic purchasing opportunities allowing it to augment its branded merchandise assortments. Private label merchandise purchased through AMC accounted for approximately 5.3% of the Company's total retail purchases for 2000.

The Company offers a carefully chosen but broad selection of moderately priced, branded merchandise, which is divided into distinct departments. The following table sets forth each department's share of the Company's net sales for the periods indicated:

Department	2000	1999
Men's/Young Men	20%	19%
Misses Sportswear	15	15
Shoes	12	12
Juniors	9	10
Children	8	8
Accessories & Gifts	8	8
Special Sizes	6	6
Cosmetics	6	5
Intimate	4	4
Dresses & Suits	3	3
Boys	3	3
Activewear	3	3
Junior Dresses	2	2
Coats	1	2
	100%	100%

Employees

During 2000, the Company employed an average of 14,021 full and part-time employees at all of its locations, of which 1,644 were salaried and 12,377 were hourly. The Company's central office (which includes corporate, credit and distribution center offices) employed an average of 509 salaried and 929 hourly employees during 2000. In its stores during 2000, the Company employed an average of 1,135 salaried and 11,448 hourly employees. Such averages will vary during the year as the Company traditionally hires additional employees and increases the hours of part-time employees during peak seasonal selling periods. There are no collective bargaining agreements in effect with respect to any of the Company's employees. The Company believes that relationships with its employees are good.

ITEM 2. PROPERTIES

The Company's corporate headquarters is located in a 130,000 square foot building in Houston, Texas. The Company leases the building and most of the land at its Houston facility. The Company owns a 450,000 square foot distribution center, as well as a credit department facility, which are located in Jacksonville, Texas. The Jacksonville distribution center and credit department facility, along with substantially all of the Company's other assets, serve as collateral for the Company's $450 million debtor-in-possession financing agreement (the "DIP Financing Agreement").

At February 3, 2001, the Company operated 348 stores, excluding 108 stores that were in the process of being closed, located in 14 states, as follows:

State	Number of Stores
Alabama	3
Arizona	2
Arkansas	16
Colorado	1
Florida	2
Illinois	2
Iowa	1
Kansas	5
Louisiana	40
Mississippi	8
Missouri	10
New Mexico	18
Oklahoma	42
Texas	198
Total	348

Full line stores range in size from approximately 4,100 to 78,000 selling square feet, with the average being approximately 17,100 selling square feet per store. The Company's stores are primarily located in strip shopping centers. All store locations are leased except for three Bealls stores, aggregating approximately 93,000 selling square feet, which are owned. The majority of leases provide for a base rent plus contingent rentals, generally based upon a percentage of net sales.

ITEM 3. LEGAL PROCEEDINGS

From time to time the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of their business. Upon the filing of the Chapter 11 Proceedings, certain of the cases described below were stayed pursuant to the automatic stay afforded by the Bankruptcy Code. These proceedings cannot go forward absent Court approval to lift the automatic stay.

On March 30, 1999, a class action lawsuit was filed against the Company and certain of its officers, directors and stockholders in the United States District Court for the Southern District of Texas, Houston Division by John C. Weld, Jr., a stockholder who purchased 125 shares of the Company's common stock on August 3, 1998, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (the "Weld Suit"). The Company believes that the allegations of the Weld Suit are without merit, and on July 23, 1999, the Company filed a motion to dismiss. United States District Judge Kenneth Hoyt entered an order on December 8, 1999 dismissing the Weld Suit. Mr. Weld has appealed the order. The matter has been briefed and is pending for review by the United States Court of Appeals for the Fifth Circuit (the "Fifth Circuit"). The Company believes that the dismissal should be affirmed by the Fifth Circuit. If the Fifth Circuit affirms this ruling, the plaintiffs in the Weld Suit will have the option to appeal that decision to the United States Supreme Court, but the United States Supreme Court may or may not decide to hear the appeal.

On March 28, 2000, the Company filed a lawsuit against Carl Tooker, the Company's former Chairman, Chief Executive Officer and President, in the District Court of Harris County, Texas (the "Tooker Suit"). The Tooker Suit sought to recover not less than an aggregate of $2,755,672 for debt owed by Mr. Tooker to the Company pursuant to loans and promissory notes Mr. Tooker caused the Company to make to him while serving as Chairman, Chief Executive Officer and President and for damages as a result of other transactions between the Company and Mr. Tooker. On April 27, 2000, Mr. Tooker filed an Answer and Counterclaim against the Company and a Third Party Petition. Mr. Tooker denied all allegations made by the Company and sought to recover not less than an aggregate of $22 million in damages for breach of his employment contract, defamation, civil conspiracy, breach of fiduciary duty and breach of duty of good faith and fair dealing. The Company and the third-party defendants denied all allegations made by Mr. Tooker. See the Annual Report on Form 10-K dated June 12, 2000.

After the Chapter 11 Proceedings were instituted, the Company agreed to an order lifting the automatic stay to permit this action to go forward in the State Court. After some discovery and mediation, the parties reached an agreement to settle the litigation. On March 20, 2001, the Bankruptcy Court in the Chapter 11 Proceedings entered an order that authorized the Company and its subsidiaries to enter into and perform a Compromise, Settlement and Release Agreement dated January 31, 2001 with Mr. Tooker and his wife (the "Settlement Agreement"). Pursuant to the Settlement Agreement, Mr. Tooker and his wife executed a promissory note dated March 30, 2001 payable to SRI in the principal sum of $1,215,567 (the "Maximum Principal Amount"), with an annual interest rate of 6.5%, and with a maturity date of February 11, 2011 (the "Note"). The Note provides that in the event $532,000 of the Maximum Principal Amount is paid on or before August 1, 2008 as provided in the Note, the remaining unpaid Maximum Principal Amount will not be payable and will be irrevocably waived by SRI. On March 30, 2001, Mr. Tooker also resigned from the Company's Board of Directors and as an officer of the Company and all of its affiliates, in both cases with the resignations to be deemed effective as of February 21, 2000. On April 10, 2001, the Tooker Suit was dismissed by the State Court with prejudice as to all parties.

In March 2000, eleven former employees of SRI d/b/a Palais Royal, filed two separate suits in the United States District Court for the Southern District of Texas against the Company, SRI and Mary Elizabeth Pena, arising out of alleged conduct occurring over an unspecified time while the plaintiffs were working at one or more Palais Royal stores in the Houston, Texas area. The plaintiffs allege that on separate occasions they were falsely accused of stealing merchandise and other company property and giving discounts for purchases against company policy. The suits accuse the defendants of defamation, false imprisonment, intentional infliction of mental distress, assault and violation of the Racketeer Influenced and Corrupt Organizations (RICO) Act. The claims seek unspecified damages for mental anguish, lost earnings, exemplary damages, treble damages, interest, attorneys' fees and costs. The Company denies the allegations and intends to vigorously defend the claims. It is expected that these claims will be submitted to binding arbitration through the Company's compulsory ADR Program for employee disputes.

On June 1, 2000, the Company, SRI and SRI NV filed voluntary petitions under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Texas, Houston Division. During the Chapter 11 Proceedings, the Company has continued to manage and operate its assets and business as a debtor-in-possession, pending the formulation and confirmation of a reorganization plan and subject to the supervision and orders of the Court. Additionally, an unsecured creditor committee was formed and has the right to review and participate in the Chapter 11 Proceedings. On April 24, 2001, the Debtors filed a "Disclosure Statement", pursuant to Section 1125 of the Bankruptcy Code, and a "Plan of Reorganization" with the Court. See Item 1. "Chapter 11 Filing".

On November 3, 2000, the Company received a copy of the United States Securities and Exchange Commission's (the "SEC") August 3, 2000 Order Directing Private Investigation "In the Matter of Stage Stores, Inc." (the "SEC Order"). The SEC Order is a confidential document directing a non-public investigation into related party transactions previously reported by the Company on Form 8-K dated March 9, 2000. The Company is cooperating with the SEC in the investigation.

The Company was named as one of 135 defendants in a patent infringement action brought by The Lemelson Medical, Education & Research Foundation, in the United States District Court for the District of Arizona. The plaintiff claims to be the owner of various patents covering optical scanning devices commonly used by retail outlets at checkout counters to scan prices for customer purchases. The complaint seeks injunctive relief to prevent alleged continuing infringement and unspecified damages for alleged past infringement. The court and the plaintiff were advised of the Company's Chapter 11 Proceeding, and the Company has asserted the protection of the automatic stay. The remaining defendants have formed a common defense group and plan to vigorously defend against the claims. The Company disputes the plaintiff's allegations and plans to monitor the action closely.

In the Chapter 11 Proceedings, the Company engaged in litigation with General Electric Capital Corporation ("GE Capital") regarding the proceeds received from the Company's sale of an aircraft (the "Aircraft") which was financed by GE Capital. On July 19, 2000, the Court entered its Order Authorizing Sale of Aircraft Located in Houston, Texas, Subject to All Liens Attaching to the Proceeds and Pursuant to 11 U.S.C. section 363, which enabled the Company to sell the Aircraft but provided that excess proceeds in the amount of $1,065,217 would be held in escrow, pending resolution of the entitlement to such proceeds. On January 1, 2001, in its Order Authorizing Disbursement of "Excess Proceeds" Upon Sale of Aircraft and the Findings of Fact and Conclusions of Law Concerning Entitlement to "Excess Proceeds" After Sale of Aircraft, the Court ordered that GE Capital was entitled to the excess proceeds. The Company has appealed this ruling and this matter is currently before the United States District Court for the Southern District of Texas, Houston Division.

Management believes that none of the litigation matters described above, either individually or in the aggregate, is material to the financial position, results of operations or cash flows of the Company or its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

No matters were submitted to a vote of security holders during the quarter ended February 3, 2001.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's authorized common equity securities consist of par value $0.01 per share common stock (the "Common Stock") and par value $0.01 per share Class B common stock (the "Class B Common Stock"). Prior to April 16, 1998, the Company's Common Stock was quoted on the NASDAQ National Market System under the symbol "STGE". Beginning April 16, 1998, the Company's Common Stock started trading on the New York Stock Exchange (the "NYSE") under the symbol "SGE". On June 1, 2000, the NYSE suspended trading in the Company's Common Stock as a result of, among other things, the Company's Chapter 11 Proceeding. Following the suspension, the NYSE received approval from the Securities and Exchange Commission to delist the Company's Common Stock. The Company's Common Stock is currently being quoted on the OTC Bulletin Board under the symbol "SGEEQ". As of March 30, 2001, there were 315 holders of record of Common Stock and one holder of Class B Common Stock. The following table sets forth, for the periods indicated, the high, low and closing prices for the Common Stock as reported by the NYSE and the OTC Bulletin Board, as applicable:

		Common Stock Prices
	High	Low	Close
Quarter ended May 1, 1999	$ 9.25	$5.00	$6.44
Quarter ended July 31, 1999	8.13	5.06	6.44
Quarter ended October 30, 1999	9.75	4.81	4.81
Quarter ended January 29, 2000	5.00	1.38	1.38
Quarter ended April 29, 2000	1.63	0.38	0.44
Quarter ended July 29, 2000	0.44	0.05	0.11
Quarter ended October 28, 2000	0.16	0.07	0.07
Quarter ended February 3, 2001	0.12	0.01	0.06

The Company has not declared or paid any cash dividends on its Common Stock since its initial public offering and does not expect to pay cash dividends for the foreseeable future. The Company anticipates that, for the foreseeable future, earnings will be reinvested in the business and used to service indebtedness. The Company's existing indebtedness and the Chapter 11 Proceeding limit its ability to pay dividends. The declaration and payment of dividends by the Company are subject to the discretion of the Board of Directors (the "Board") and the approval of the Court. Any future determination to pay dividends will depend on the Company's results of operations, financial condition, capital requirements, contractual restrictions under its DIP Financing and other factors deemed relevant by the Board.

ITEM 6. SELECTED FINANCIAL DATA

The following sets forth selected consolidated financial data for the periods indicated. The selected consolidated financial data were derived from, and should be read in conjunction with, the Company's Consolidated Financial Statements. All dollar amounts are stated in thousands, except for per share data.

			Fiscal Year
	2000 (1)	1999	1998	1997	1996
Statement of operations data:
Net sales	$ 952,274	$ 1,121,567	$ 1,173,547	$1,073,316	$776,550
Cost of sales and related buying, occupancy and distribution expenses	714,192	897,117 (4)	839,238	730,179	532,563
Gross profit	238,082	224,450	334,309	343,137	243,987
Selling, general and administrative expenses	246,206	387,816 (5)	271,477	240,011	172,579
Store opening costs	--	749	10,192	8,686	2,838
Reorganization items and store closure costs	114,236 (2)	44,237 (6)	--	--	--
Interest, net	39,807	48,634	46,471	38,277	45,954
Income (loss) before income tax, extraordinary item and cumulative effect of change in accounting principle	(162,167)	(256,986)	6,169	56,163	22,616
Income tax expense	48	20,217 (7)	2,455	21,623	8,594
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	(162,215)	(277,203)	3,714	34,540	14,022
Extraordinary item, net of tax, early retirement of debt	--	(749)	--	(18,295)	(16,081)
Cumulative effect of change in accounting principle, net of tax, reporting costs of start-up activities	--	(3,938)	--	--	--
Net income (loss)	$ (162,215)	$ (281,890)	$ 3,714	$ 16,245	$(2,059)
Basic earnings per common share before extraordinary item and cumulative effect of change in accounting principle	$ (5.77)	$ (9.89)	$ 0.13	$ 1.34	$ 0.91
Basic earnings (loss) per common share	$ (5.77)	$ (10.06)	$ 0.13	$ 0.63	$ (0.13)
Basic weighted average common shares outstanding	28,098	28,028	27,885	25,808	15,394
Diluted earnings per common share before extraordinary item and cumulative effect of change in accounting principle	$ (5.77)	$ (9.89)	$ 0.13	$ 1.30	$ 0.88
Diluted earnings (loss) per common share	$ (5.77)	$ (10.06)	$ 0.13	$ 0.61	$ (0.13)
Diluted weighted average common shares outstanding	28,098	28,028	28,428	26,483	15,927
Margin and other data:
Gross profit margin	25.0%	20.0%	28.5%	32.0%	31.4%
Selling, general and administrative expense rate	25.9%	34.6%	23.1%	22.4%	22.2%
Capital expenditures	$ 5,390	$ 22,037	$ 88,719	$ 64,859	$ 26,096
Store data:
Comparable store sales growth (1)	(7.2%)	(7.0%)	(3.0%)	4.1%	3.3%
Store openings	1	10	86	301 (8)	69
Store closings	301 (3)	41	14	9	10
Number of stores open at end of period	348	648	679	607	315
Total selling area square footage at end of period (thousands)	5,979	10,290	10,548	9,557	5,670
Balance sheet data (at end of period):
Working capital	$ 200,049	$ (268,606) (9)	$ 368,138	$318,064	$235,219
Total assets	665,999	554,687	857,680	759,396	509,283
Long-term debt	--	-- (9)	487,968	395,248	298,453
Pre-petition liabilities subject to compromise	574,968 (10)	--	--	--	--
Stockholders' equity (deficit)	(240,487)	(74,967)	204,392	205,078	92,266

___________________________________

  2000 includes 53 weeks. Comparable store sales growth for 2000 has been determined based on a comparable 53 week period.

  Represents the net expense resulting from the Company's Chapter 11 filing and subsequent reorganization efforts. See Item 7 "Results of Operations" below.

  Includes 108 stores which are in the process of being closed. These stores will be closed by the end of the first quarter of 2001.

  Includes $69.3 million of unusual charges related to store closings, lower of cost or market reserves for seasonal inventory and LIFO inventory reserves. See Item 7 "Results of Operations" below.

  Includes $115.9 million of unusual charges related to the write down of long-lived assets, including goodwill, and certain other charges. See Item 7 "Results of Operations" below.

  Represents costs associated with the Company's 1999 store closure program. See Item 7 "Results of Operations" below.

  Includes an $89.5 million valuation allowance provided for certain deferred tax assets. See Item 7 "Results of Operations" below.

  Includes 104 stores acquired from C. R. Anthony Company in 1997 that were not converted to the Company's format and trade names until 1998.

  As a result of the Company being in default under its various pre-petition debt agreements, all of the Company's long-term debt at January 29, 2000 was reclassified as long-term debt classified as current.

  Substantially all of the Company's pre-petition liabilities are subject to compromise under reorganization proceedings. For financial reporting purposes subsequent to the Petition Date, those liabilities and obligations have been segregated and reclassified as liabilities subject to compromise under reorganization proceedings on the Consolidated Balance Sheet.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

Certain items discussed or incorporated by reference herein contain forward-looking statements that involve risks and uncertainties including, but not limited to, bankruptcy court actions or proceedings related to the bankruptcy of Stage Stores and its subsidiaries, the ability to obtain financing on terms reasonably satisfactory to the Company, the ability of the Company to maintain normal trade terms from its vendors, the ability of the Company to comply with the various covenant requirements contained in the Company's DIP Financing Agreement and the demand for apparel. The demand for apparel can be affected by weather patterns, levels of competition, competitors' marketing strategies, changes in fashion trends, availability of product on normal payment terms and the failure to achieve the expected results of the Company's merchandising and marketing plans as well as its store opening and closing plans. The occurrence of any of the above have had and can continue to have a material and adverse impact on the Company's operating results. See "Risk Factors" below. Certain information herein contains estimates, which represent management's best judgment as of the date hereof based on information currently available; however, the Company does not intend to update this information to reflect developments, or information obtained after the date hereof and disclaims any legal obligation to the contrary.

General

Overview. Stage Stores operates retail stores offering moderately priced, nationally recognized brand name apparel, accessories, cosmetics and footwear for the entire family in small towns and communities primarily throughout the south central United States. The Company has recognized the high level of brand awareness and demand for fashionable, quality apparel by consumers in small markets and has identified these markets as a profitable and underserved niche. The Company has developed a franchise focused on small markets offering a broad range of brand name merchandise with a high level of customer service in convenient locations.

At February 3, 2001, the Company, through its wholly owned subsidiary SRI, operated 348 stores, excluding 108 stores which were in the process of being closed, located in 14 states throughout the south central United States. Although the Company's stores may be operated under its "Stage", "Bealls" and "Palais Royal" trade names depending on the geographical market, the Company operates the vast majority of the stores under one concept and strategy. The majority of the Company's stores are located in small towns and communities with populations at or below 30,000, while the remainder of the Company's stores operate in metropolitan areas, such as Houston, Texas.

Chapter 11 Filing. As a result of many factors including, but not limited to, rapid growth during 1997 and 1998, significant turnover in key executive positions, significant leverage coupled with an inflexible capital structure and changes in the retail environment, Stage Stores' financial performance deteriorated significantly during 1999 and 2000. The Company experienced a net loss of $281.9 million in 1999 and a net loss of $162.2 million in 2000. Because of the Company's rapidly deteriorating financial performance, the Company's suppliers significantly curtailed merchandise shipments to the Company during the spring of 2000, thereby further exacerbating the Company's financial difficulties. In order to address these financial and operational issues facing the Company, Stage Stores and its wholly owned subsidiaries, SRI and SRI NV, filed voluntary petitions under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Texas, Houston Division on June 1, 2000. During the Chapter 11 Proceedings, the Company has continued to manage and operate its assets and business as a debtor-in-possession, pending the formulation and confirmation of a reorganization plan and subject to the supervision and orders of the Court. Additionally, an unsecured creditor committee was formed and has the right to review and participate in the Chapter 11 Proceedings.

As of the Petition Date, actions to collect pre-petition indebtedness were stayed and other contractual obligations may not be enforced against the Company. In addition, the Company may reject pre-petition executory contracts and lease obligations, and parties affected by these rejections may file claims with the Court in accordance with the Bankruptcy Code. Substantially all liabilities as of the Petition Date are subject to settlement under a plan of reorganization which will be voted upon by creditors and subject to approval by the Court. The Court has extended the Company's exclusive right to file a plan of reorganization until June 30, 2001 and until September 15, 2001 to obtain acceptance of a plan of reorganization. The Company has reserved the right to seek further extensions, if necessary.

On April 24, 2001, the Debtors filed a "Disclosure Statement", pursuant to Section 1125 of the Bankruptcy Code, and a "Plan of Reorganization" with the Court. The Disclosure Statement sets forth certain information regarding, among other things, significant events that have occurred during the Chapter 11 Proceedings and the anticipated organization, operation and financing of "Reorganized Stage Stores". The Disclosure Statement describes the Plan of Reorganization, certain effects of Plan confirmation, certain risk factors associated with securities to be issued under the Plan and the manner in which distribution will be made under the Plan. In addition, the Disclosure Statement discusses the confirmation process and the voting procedures that holders of claims in impaired classes must follow for their votes to be counted. The Plan of Reorganization sets forth certain information regarding, among other things, the classification and treatment of claims and interests, means for implementation of the Plan, acceptance or rejection of the Plan and effect of rejection by one or more classes of claims or interests, provisions for governing distributions, the treatment of executory contracts and unexpired leases, conditions precedent to confirmation of the Plan and the occurrence of the effective date of the Plan. Upon confirmation of the Plan, all claims and interest of the Debtors will be discharged.

The type and amount of distributions that each creditor receives will depend upon the class in which the claim is placed. The Plan, as filed, does not provide for any distribution to the holders of the Company's Common Stock or to the holders of the Company's Class B Common Stock. Further, the Plan calls for the cancellation of the currently outstanding Common Stock and Class B Common Stock upon confirmation of the Plan.

The accompanying consolidated financial statements have been presented in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" and have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Because of the Chapter 11 Proceedings and circumstances related to this event, such realization of assets and liquidation of liabilities is subject to uncertainty. Further, a plan of reorganization could materially change the amounts reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary because of a plan of reorganization. The ability of the Company to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the DIP Financing Agreement and the ability to generate sufficient cash from operations and financing sources to meet the Company's obligations. Additionally, the accompanying consolidated financial statements do not include any adjustments that would be required if the Company were in liquidation.

Substantially all of the Company's pre-petition liabilities are subject to compromise under reorganization proceedings. The Company's pre-petition debt to banks and bondholders is in default with the terms of the applicable loan agreements, notes and debentures. For financial reporting purposes subsequent to the Petition Date, those liabilities and obligations have been segregated and reclassified as liabilities subject to compromise under reorganization proceedings on the Consolidated Balance Sheet. Certain pre-petition liabilities were paid during the Chapter 11 Proceedings after approval by the Bankruptcy Court and accordingly have been included in the appropriate liability captions on the Consolidated Balance Sheet. The Company discontinued accruing interest on all pre-petition debt obligations. The ultimate adequacy of security for any secured debt obligations and settlement of all liabilities and obligations cannot be determined until a plan of reorganization is confirmed.

Other Significant Events. During February 2000, the Company announced that its then existing bank-lending group had amended certain provisions contained within its $200.0 million Credit Facility Agreement. The amendment, which was effective as of that date, waived the Company's compliance with the financial covenants contained in the credit agreement for the fourth quarter of 1999. In addition, the amendment revised the financial covenants for the first three quarters of 2000 as well as the requirements under the clean down provision. The outstanding balance under this facility as of the Petition Date has been reclassified as a liability subject to compromise under reorganization proceedings on the Consolidated Balance Sheet.

During March 2000, the Company announced that it had completed a new $35.0 million senior revolving credit facility (the "Pre-Petition Senior Revolving Credit Facility"). The Pre-Petition Senior Revolving Credit Facility was secured by a perfected first priority security interest on the inventory of the Company. Additionally, the Company granted the lenders under the existing $200.0 million Credit Facility Agreement a secondary lien to the extent of $50.0 million on inventory as well as a first lien on store furniture and fixtures and certain other assets. The $50.0 million secondary lien was to be reduced by any amounts outstanding under the Pre-Petition Senior Revolving Credit Facility. Therefore, the maximum lien on the Company's inventory was $50.0 million under the combined facilities. The Company repaid amounts outstanding under the Pre-Petition Senior Revolving Credit Facility with proceeds from its DIP Financing Agreement. See "Liquidity and Capital Resources" below as well as Note 5 to the Consolidated Financial Statements.

Immediately after the filing of the Chapter 11 Proceedings, on June 2, 2000, the Company entered into a three year, $450.0 million DIP Financing Agreement with a lender to finance, among other things, the Company's working capital requirements during Chapter 11 Proceedings. Initial borrowings under the DIP Financing Agreement were used to terminate the Company's then existing Accounts Receivable Securitization Program, retire the Pre-Petition Senior Revolving Credit Facility and for certain closing costs associated with the DIP Financing Agreement. As a result of the termination of the Company's then existing Accounts Receivable Securitization Program, accounts receivable generated under the Company's private label credit card program are no longer being transferred to the Company's special purpose off balance sheet trust (the "Trust") but, rather, are owned by SRI. Such receivables, along with substantially all of the Company's other assets, serve as collateral for the DIP Financing Agreement.

Before the commencement of the Chapter 11 Proceedings, the Company announced the departure of several members of senior management, including Carl Tooker, who was Chairman, Chief Executive Officer and President, and James Marcum, who was Vice Chairman and Chief Financial Officer. On August 8, 2000, the Company announced the employment of James Scarborough as its new Chief Executive Officer and President. Additionally, Michael E. McCreery joined the Company as Executive Vice President and Chief Financial Officer on February 28, 2001. Mr. McCreery was previously with Levitz Furniture, C.R. Anthony Company and Deloitte & Touche LLP.

During 2000, as part of the restructuring process, the Court approved the Company's plan to close a total of 241 stores (the "2000 Store Closing Plan"). The 2000 Store Closing Plan is being conducted in two phases, the first of which was completed during the third quarter of 2000. The second phase, which commenced in January 2001, will be completed by the end of the first quarter of 2001.

The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements included elsewhere herein.

Results of Operations

The following sets forth the results of operations as a percentage of sales for the periods indicated:

	Fiscal Year
	2000	1999	1998
Net sales	100.0%	100.0%	100.0%
Cost of sales and related buying, occupancy and distribution expenses	75.0	80.0	71.5
Gross profit margin	25.0	20.0	28.5
Selling, general and administrative expenses	25.9	34.6	23.1
Store opening costs	0.0	0.1	0.9
Reorganization items and store closure costs	12.0	3.9	0.0
Interest, net	4.1	4.3	4.0
Income (loss) before income tax, extraordinary item and cumulative effect of change in accounting principle	(17.0)%	(22.9)%	0.5%

2000 Compared to 1999

Sales for the year ended February 3, 2001, which included one extra week as compared to 1999, decreased 15.1% to $952.3 million from $1,121.6 million for the year ended January 29, 2000. The decrease in sales for 2000 reflects, among other things, (i) the impact of significantly fewer stores in operation during the current year as compared to the number of stores in operation during the prior year and (ii) a 7.2% decline in comparable store sales. Comparable store sales declined 12.2% from February 2000 through September 2000 due to a significant disruption in the flow of merchandise from the Company's vendors due to the financial difficulties experienced by the Company. Subsequent to the Petition Date and the implementation of the DIP Financing Agreement, the level of trade support increased significantly. As a result, the flow of merchandise from the Company's vendors improved significantly, thereby allowing the Company to properly inventory its stores. As a result, comparable store sales increased 2.2% from October 2000 through January 2001.

Gross profit increased 6.1% to $238.1 million for 2000 from $224.5 million for 1999. Gross profit, as a percent of sales, increased to 25.0% for the current year from 20.0% for the prior year. Last year's gross profit included $69.3 million of charges related to store closings, lower of cost or market reserves for seasonal inventory and LIFO inventory reserves. The gross profit percentage for the current year reflects, among other things, (i) the impact of the increased level of promotional and liquidation activity utilized during the current year first quarter, (ii) additional mark downs taken during the current year second quarter to implement the Company's new markdown program, (iii) the negative sales leverage associated with the Company's fixed buying, occupancy and distribution expenses which are included in cost of goods sold and (iv) lower vendor discounts during the first two quarters of the current year as a result of reduced inventory purchases.

Selling, general and administrative expenses ("SG&A") for 2000 decreased 36.5% to $246.2 million from $387.8 million for 1999. SG&A expenses, as a percent of sales, decreased to 25.9% from 34.6% in the comparable period last year. Last year's SG&A expenses included $115.9 million of charges related to the write down of long lived assets, including goodwill, and certain other charges. SG&A expenses for the current year benefited from, among other things, (i) the net reduction of 300 stores during the year and (ii) the Company's continuing efforts in controlling SG&A expenses. SG&A expenses for the current year include (i) $5.7 million of operating costs at the stores which are in the process of being closed prior to the Chapter 11 filing and (ii) a $37.8 million reduction in income from the Company's private label credit card program which resulted from the accounting for receivables repurchased from the previously existing Trust.

There were no store opening costs for 2000. Store opening costs of $0.8 million for 1999 reflect costs associated with the opening of 10 new stores during the prior year's first quarter.

Reorganization items and store closure costs for 2000 increased to $114.2 million from $44.2 million for 1999. The net expense for 2000 resulting from the Company's Chapter 11 Proceedings, subsequent reorganization efforts and store closures is as follows (in thousands):
53 Weeks Ended February 3, 2001
Costs associated with store closures	$ 76,778
Professional fees associated with the bankruptcy	10,515
Write-off of pre-petition debt issue costs and original issue discount	17,987
Write-down of undivided interest in accounts receivable trust	6,155
Other	2,801
Total	$ 114,236

Net interest expense for 2000 decreased 18.1% to $39.8 million from $48.6 million for 1999. The current year benefited from the suspension of interest accrued on the pre-petition borrowings partially offset by a higher interest rate on the balance outstanding under the DIP Financing Agreement. In addition, all gains or losses associated with the Company's previously existing Accounts Receivable Securitization Program was previously charged to SG&A expenses while all interest expense incurred on borrowings subsequent to the Petition Date is charged to net interest expense. The amount of contractual interest expense not recognized in the Consolidated Statement of Operations related to the pre-petition borrowings for the period June 1, 2000 through February 3, 2001 was $19.3 million.

Because of the foregoing, the Company's net loss for 2000 was $162.2 million as compared to a net loss for the prior year of $277.2 million before extraordinary item and the cumulative effect of a change in accounting principle.

In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), effective for fiscal years beginning after December 15, 1998. In connection with the adoption of SOP 98-5 in 1999, the Company recorded the cumulative effect of change in accounting principle, net of tax, of $3.9 million. The charge reflects the write-off of the unamortized organizational costs associated with the Company's accounts receivable trust and credit card bank. During the fourth quarter of 1999, the Company recorded an extraordinary item, net of tax, of $0.7 million in connection with the early retirement in November 1999 of the then outstanding $30.0 million aggregate principal amount of SRPC 12.5% Trust certificate-backed notes.

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

Sales results for the second and third quarters were negatively impacted by a reduction in the number of promotional events and a lower level of price discounting as compared to the same periods in the prior year. While the Company anticipated that this strategy would negatively impact sales, the more conservative promotional cadence was designed to improve merchandise margins by increasing the sell-through of regular priced goods. In addition, comparable store sales for the third quarter were negatively impacted by a reduction in the level of clearance activities during the early part of the quarter as compared to last year. Due to inventory management initiatives that the Company put into place during the early part of 1999, the level of seasonal clearance merchandise on hand at the beginning of the third quarter of 1999 was significantly below the prior year's level and, therefore, sales for the third quarter of 1999 were negatively impacted as compared to the third quarter of 1998.

Finally, management believes that the weakness in sales over the Christmas holiday period reflected an increased level of competitive promotional activity during the period as well as inventory management issues during the fourth quarter of 1999. As a result, the Company ended the year with an abnormally high portion of its inventory in fall clearance product that required significant markdowns to sell during the first quarter of 2000. As a result, the Company recorded a lower of cost or market reserve for this seasonal inventory during the fourth quarter.

Gross profit decreased 32.8% to $224.5 million for 1999 from $334.3 million for 1998. Gross profit, as a percent of sales, decreased to 20.0% for 1999 from 28.5% for the prior year. The lower gross profit percentage for 1999 reflects, among other things, (i) the impact of the increased level of promotional activity utilized during the fourth quarter of 1999, (ii) the negative sales leverage associated with the Company's fixed buying, occupancy and distribution expenses which are included in cost of goods sold, (iii) lower vendor discounts on new store inventory purchases and reduced levels of store grand opening sales, which typically carry a higher level of gross margin, as a result of the reduction in the number of new stores opened during 1999 as compared to 1998, (iv) the recording of lower of cost or market reserves during the second and fourth quarters aggregating $61.3 million, (v) an $8.0 million LIFO charge relating to an overall decrease in inventories which resulted in the liquidation of certain high cost historical inventory layers and (vi) higher than anticipated net shrinkage expense. The lower of cost or market reserves recorded during these two periods relate to inventory liquidated in conjunction with store closures and the excess Christmas clearance inventory as discussed above. The decline in the gross profit percentage was partially offset by higher merchandise margins during the second and third quarters of 1999 resulting from a reduction in the level of clearance sales and a more conservative promotional cadence followed during these periods.

SG&A expenses for 1999 increased 42.8% to $387.8 million from $271.5 million in the comparable period of 1998 and, as a percent of sales, increased to 34.6% from 23.1% in the comparable period last year. SG&A expenses for 1999 reflect, among other things, a $110.6 million write down of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 and Accounting Principles Board Opinion No. 17 consisting of increased depreciation and amortization of $26.0 million related to property, equipment and leasehold improvements associated with under performing stores and associated goodwill and other intangibles of $84.6 million, a $2.8 million provision against certain miscellaneous receivables, $0.6 million of severance for workforce reduction programs and $1.9 million associated with certain costs related to the refinancing of the Company's Accounts Receivable Program which was completed in November 1999. SG&A expenses for 1999 benefited from an increase in the fair value of the Company's retained interest in its accounts receivable trust, the result of which is included in SG&A expenses, reduced payroll and payroll related costs and the Company's continuing efforts in controlling SG&A expenses. The reduction in payroll related costs was primarily associated with reduced vacation expense resulting from a change in the Company's employee benefit program during the first quarter of 1999. SG&A expenses in 1999 also benefited from a reduction in operating costs associated with the stores included in the store closure program that was implemented during the second quarter of 1999.

Store opening costs for 1999 of $0.8 million reflect the costs associated with 10 new stores opened during 1999.

Reorganization items and store closure costs of $44.2 million in 1999 reflect costs associated with the Company's 1999 store closure program.

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
	Fiscal Year 2000				Fiscal Year 1999
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Net sales	$230,352	$215,455	$216,582	$289,885	$ 262,591	$269,848	$264,327	$324,801
Gross profit	58,318	39,204	50,155	90,405	70,359	74,021	77,203	2,867

Income (loss) before extraordinary item and cumulative effect of change in accounting principle	(24,201)	(97,837)	(15,938)	(24,239)	(2,269)	(15,091)	224	(260,067)

Net income (loss)	(24,201)	(97,837)	(15,938)	(24,239)	(4,671)	(15,091)	224	(262,352)

The Company does not believe that inflation had a material effect on its results of operations during the past two years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

Liquidity and Capital Resources

Total working capital increased to $200.0 million at February 3, 2001 from a deficit of $268.6 million at January 29, 2000, an increase of $468.6 million. This increase is comprised of (in thousands):

Fiscal Year 2000

Increase in accounts receivable due to repurchase of accounts receivable from the previously existing Trust	$230,835
Decrease in merchandise inventories as a result of the decrease in the number of stores in operation at year end	(42,421)
Borrowings under the DIP Financing Agreement	(224,288)
Reclassification of the pre-petition debt to liabilities subject to compromise under reorganization proceedings	502,223
Other items	2,306
Total	$468,655

Immediately after the filing of the Chapter 11 Proceedings, on June 2, 2000, the Company entered into a three year, $450.0 million DIP Financing Agreement with a lender to finance, among other things, the Company's working capital requirements during Chapter 11 Proceedings. Borrowings under the DIP Financing Agreement are limited to the availability under a borrowing base that includes eligible inventory and accounts receivable. Borrowings under the DIP Financing Agreement are payable upon maturity and the daily interest rates are based upon a Base rate or Eurodollar rate plus an applicable margin based on availability as set forth in the DIP Financing Agreement.

Initial borrowings under the DIP Financing Agreement were used to terminate the Company's then existing Accounts Receivable Securitization Program, retire the Pre-Petition Senior Revolving Credit Facility and for certain closing costs associated with the DIP Financing. As a result of the termination of the Company's then existing Accounts Receivable Securitization Program, accounts receivable generated under the Company's private label credit card program are no longer being transferred to the Trust but, rather, are owned by SRI. Such receivables, along with substantially all of the Company's other assets, serve as collateral for the DIP Financing Agreement. Borrowings outstanding under the DIP Financing Agreement at February 3, 2001 totaled $224.3 million. Availability under the DIP Financing Agreement at February 3, 2001 was $116.2 million.

The DIP Financing Agreement contains covenants which, among other things, restrict the (i) incurrence of additional debt, (ii) incurrence of capital lease obligations, (iii) aggregate amount of capital expenditures and (iv) transactions with related parties. In addition, the DIP Financing Agreement requires the Company to maintain compliance with a certain specified level of earnings before depreciation, interest, taxes and special charges. The Company complied with this covenant as of February 3, 2001.

The Company's primary capital requirements are for working capital for operations, debt service under the DIP Financing Agreement, professional fees during the reorganization process and capital expenditures. Capital expenditures were $5.4 million during 2000 as compared to $22.0 million during 1999, primarily reflecting maintenance expenditures at the Company's stores and infrastructure investment. Management estimates that capital expenditures will be approximately $25.0 million during 2001. Management believes that there should be sufficient liquidity provided by cash flow from operations and from funds under the DIP Financing Agreement to fund the Company's working capital requirements during the reorganization proceedings.

Recent Accounting Pronouncements

In June 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, which as amended and interpreted, establishes accounting and reporting standards for derivative instruments and hedging activity. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133, as amended, effective February 4, 2001. The adoption did not have a material effect on the Company's financial statements as all financial instruments and other contracts held or entered into by the Company either do not meet the definition of a derivative or qualify for the normal purchases and sales exemption.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 140, which replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", provides accounting and reporting standards for securitizations and other transfers of assets. Those standards are based on consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of assets, an entity recognizes the assets it controls and derecognizes assets when control has been surrendered. SFAS No. 140 provides consistent standards for distinguishing transfers of financial assets that are sales from those that are secured borrowings. The accounting requirements of this standard are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and must be applied prospectively. Under the Company's current structure for accounts receivable financing, adoption of the accounting requirements of this standard will not have a material effect on the statements of operations or financial position. The Company will re-evaluate application of this standard at the time of emergence from Chapter 11 Proceedings in the context of their exit financing and other contractual agreements related to credit.

Risk Factors

Current Bankruptcy Proceeding: On June 1, 2000, the Company, SRI and SRI NV filed voluntary petitions under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Texas, Houston Division. During the Chapter 11 Proceedings, the Company has continued to manage and operate its assets and business as a debtor-in-possession, pending the formulation and confirmation of a reorganization plan and subject to the supervision and orders of the Court. Additionally, an unsecured creditor committee was formed and has the right to review and participate in the Chapter 11 Proceedings. There can be no assurances that the Company will be successful in reorganizing under the Chapter 11 Proceedings, which, if not successful, could result in the liquidation of the Company.

Leverage and Restrictive Covenants: Due to the level of the Company's indebtedness under the DIP Financing Agreement, any material or adverse development affecting the business of the Company could significantly limit its ability to withstand competitive pressures or adverse economic conditions, to take advantage of expansion opportunities or other significant business opportunities that may arise, to meet its obligations as they become due or to comply with the various covenant requirements contained in the Company's DIP Financing Agreement. In addition, the Company's DIP Financing Agreement imposes operating and financial restrictions on the Company and certain of its subsidiaries. Such restrictions limit the Company's ability to incur additional indebtedness, to make dividend payments, to make capital expenditures in excess of authorized amounts and to enter into related party transactions.

Availability of Merchandise Product on Normal Trade Terms: The Company is highly dependent on obtaining merchandise product on normal trade terms. If the Company is unsuccessful in reorganizing in the Chapter 11 Proceedings, or if the Company does not meet its performance objectives, the Company's key vendors and factors may become more restrictive in granting trade credit by either reducing the Company's credit lines or shortening payment terms. The tightening of credit from the vendor or factor community would have a material adverse impact on the Company's business and financial condition.

Economic and Market Conditions: A substantial portion of the Company's operations is located in the south central United States. In addition, many of the Company's stores are situated in small towns and rural environments that are substantially dependent upon the local economy. The retail apparel business is dependent upon the level of consumer spending, which may be adversely affected by an economic downturn or a decline in consumer confidence. An economic downturn, particularly in the south central United States and any state (such as Texas) from which the Company derives a significant portion of its net sales, could have a material and adverse effect on the Company's business and financial condition.

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

Dependence on Key Personnel: The success of the Company depends largely on its executive management team, including the Company's Chief Executive Officer and President, James Scarborough. Although the Company has entered into employment agreements with certain of its executive officers, it is possible that members of executive management may leave the Company, and such departures could have a material and adverse effect on the Company's business and financial condition.

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

Interest Rate Risk: Borrowings under the Company's DIP Financing Agreement bear a floating rate of interest. If market rates of interest increase, the Company's financial results could be materially and adversely affected. See "Liquidity and Capital Resources" and Item 7A. "Quantitative and Qualitative Disclosures about Market Risk".

Centralized Operations: The Company's buying, credit, distribution and other corporate operations are highly centralized in three main locations. The Company's operations could be materially and adversely affected if a catastrophic event (such as, but not limited to, fire, hurricanes or floods) impacts the use of these facilities. There can be no assurances that the Company would be successful in obtaining alternative servicing facilities in a timely manner if such a catastrophic event should occur.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Borrowings under the Company's DIP Financing Agreement, which totaled $224.3 million at February 3, 2001, bear a floating rate of interest. A hypothetical 10.0% change in interest rates for this variable rate debt would have an approximate $2.1 million effect on the Company's results of operations and cash flow.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Index to Financial Statements and Schedules" included on page 31 for information required under this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 4, 2001, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers"), the independent accountant which was previously engaged as the principal accountant to audit the Company's financial statements, was dismissed so that the Company could engage the auditing services of Deloitte & Touche LLP.

PricewaterhouseCoopers' report on the Company's financial statements for the fiscal year ended January 30, 1999 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principals. However, in its report on the Company's financial statements for the fiscal year ended January 29, 2000, it described certain adverse financial developments, which resulted in the Company's filing for protection under Chapter 11 of Title 11 of the United States Bankruptcy Code on June 1, 2000, and qualified its report as follows: "These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

The decision to change accountants was recommended by the Company's audit committee.

During the Company's two most recent fiscal years and through January 4, 2001, there were not any disagreements with PricewaterhouseCoopers on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement if not resolved to the satisfaction of PricewaterhouseCoopers would have (i) caused them to make reference thereto in their report on the financial statements for such years and/or (ii) required disclosure herein.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the names, ages and all positions held by the directors and executive officers of Stage Stores as of March 30, 2001:
Name	Age	Position
James Scarborough	50	President and Chief Executive Officer
Michael McCreery	52	Executive Vice President, Chief Financial Officer and Secretary
Ron Lucas	53	Executive Vice President, Human Resources
John Wiesner	62	Chairman of the Board of Directors
Jack Bush	66	Director
Harold Compton	53	Director
Robert Huth	55	Director

Mr. Scarborough joined the Company as President and Chief Executive Officer in August 2000. Between 1996 and 2000, Mr. Scarborough was President and Chief Executive Officer of Busy Body, Inc. and held the same positions with Seattle Lighting, Inc. from 1993 to 1996. From 1989 to 1993 he held the positions of President and Chief Operating Officer of Enstar Specialty Retail, Inc. and previous to that, between 1982 and 1989, he held various senior level positions in the merchandising division of Bealls Department Stores, which in now part of Stage Stores. Prior to joining Bealls, Mr. Scarborough held various merchandising and store positions at Filene's of Boston, formerly a division of Federated Department Stores, where he was employed between 1972 and 1982.

Mr. McCreery joined the Company as Executive Vice President and Chief Financial Officer in February 2001. Previously, Mr. McCreery was Senior Vice President and Chief Financial Officer of Levitz Furniture from 1998 to 2001. From 1990 to 1997, Mr. McCreery held various positions at C.R. Anthony Company, where he served as Vice Chairman and Chief Administrative Officer from 1995 to 1997, as Senior Executive Vice President and Chief Financial Officer from 1992 to 1995 and as Executive Vice President and Chief Financial Officer from 1990 to 1992. Before joining C.R. Anthony Company, Mr. McCreery was employed at Deloitte & Touche LLP from 1973 to 1990, where he served as an audit partner from 1983 to 1990.

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

Mr. Wiesner, who has served as a Director since July 1997, was appointed Chairman, Interim Chief Executive Officer and President in February 2000 upon the departure of Carl Tooker, the Company's former Chairman, Chief Executive Officer and President. Upon the hiring of Mr. Scarborough in August 2000, Mr. Wiesner relinquished the positions of Interim Chief Executive Officer and President of Stage Stores, Inc. but continues to serve in the capacity of non-executive Chairman of the Board of Directors. Prior to joining the Company, Mr. Wiesner held various positions at C.R. Anthony, including Chairman of the Board and its Chief Executive Officer from 1987 to 1997. Mr. Wiesner is also a Director of Lowen Group, Inc. and an Advisory Director of Fiesta Foods, Inc.

Mr. Bush has been a Director since December 1997. Mr. Bush is also President of Raintree Partners, Inc., a management-consulting firm where he has served since 1995. He served as Chairman, Director, Chief Executive Officer and President of Jumbo Sports from December 1997 to May 1999. Jumbo Sports filed a voluntary Chapter 11 Petition under the Federal bankruptcy laws on January 1, 1999. He also serves on the University Development Steering Committee and the Strategic Board of Directors of the College of Business and Public Administration at the University of Missouri. From August 1991 to February 1999, Mr. Bush was President, a Director and a consultant to Michaels Stores, Inc. From April 1996 to April 1999, he served as Chief Concept Officer of Aaron Bros. Holding Company. Mr. Bush is also Chairman of an internet company, IdeaForest.com.

Mr. Compton has been a Director since March 1997. Mr. Compton is currently Chief Executive Officer of CompUSA, Inc. From September 1994 to March 2000, Mr. Compton was President of CompUSA Stores and from August 1994 to February 2000, he served as Executive Vice President of CompUSA, Inc. Mr. Compton served as President and Chief Operating Officer of Central Electric Inc. from December 1993 to August 1994 and as Executive Vice President-Operations & Human Resources of HomeBase, Inc. from 1989 to 1993. Mr. Compton is also a Director of Linens 'N Things, Inc.

Mr. Huth has been a Director since March 1997. Mr. Huth is currently Chief Executive Officer and President of David's Bridal where he has served since May 1999. Previously, he served as Director, President and Chief Operating Officer of David's Bridal from 1995 to May 1999. Prior to joining David's Bridal, Mr. Huth served as Director, Executive Vice President and Chief Financial Officer of Melville Corporation from 1987 to 1995.

DIRECTOR, OFFICER AND TEN PERCENT STOCKHOLDER SECURITIES REPORTS

Federal securities laws require the Company's directors and officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission and the Secretary of the Company initial reports of ownership and reports of changes in ownership of the Common Stock of the Company.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports are required, during 2000, all of the Company's officers, directors and greater-than-ten-percent beneficial owners made all required filings except the following: the Form 4 for the May 2000 period for Mr. Wiesner, the Form 3 for August 2000 for Mr. Scarborough and the Form 4 for the December 2000 period for Mr. Bush were not filed on a timely basis.

 ITEM 11. EXECUTIVE COMPENSATION

Compensation of Directors

Directors who are full-time employees or affiliates of the Company receive no additional compensation for serving on the Board of Directors, including John Wiesner subsequent to his appointment in February 2000 as Chairman, Interim Chief Executive Officer and President of Stage. Directors who are not full-time employees or affiliates of the Company, namely Messrs. Bush, Compton, Huth and Wiesner (prior to February 2000), receive quarterly cash compensation of $5,000 for services rendered as Director and $1,000 for each committee meeting the Director attends. Subsequent to August 2000, Mr. Wiesner receives annual compensation as Chairman of the Board in the amount of $40,000 plus $1,000 for each day he spends on Company business. In addition, before the Petition Date, such Directors were eligible for annual option grants, which vest over a four-year period. During 2000, such directors did not receive any option grants.

Compensation of Executive Officers

The following table summarizes, for the fiscal years indicated, the principal components of compensation for the Company's Chief Executive Officer (the "CEO"), the Company's former CEOs who held the position during 2000, the four highest compensated executive officers and two former executive officers who, had they been employed with the Company on February 3, 2001, would have been included among the Company's four highest paid executive officers for 2000 (collectively, the "named executive officers"). Sections omitted are not applicable.

						Long-term
						Compensation
		Annual Compensation				Awards
				Other
				Annual			Securities
				Compen-		Restricted	Underlying	All Other
	Fiscal	Salary	Bonus	sation		Stock	Options/	Comp.
Name and Principal Position	Year	($)	($)(1)	($)		($) (2)	SARs (#)	($) (3)

James Scarborough,	2000	302,308	300,000	219,418	(4)	--	--	1,112
Chief Executive Officer and	1999	--	--	--		--	--	--
President	1998	--	--	--		--	--	--

Ron Lucas,	2000	232,500	69,750	540,937	(5)	--	--	2,107
Executive Vice President,	1999	231,250	46,500	17,002	(6)	62,500	12,500	3,408
Human Resources	1998	222,500	--	1,027,495	(7)	165,500	22,500	5,313

Dennis Abramczyk,	2000	227,500	72,000	43,337	(8)	--	10,000	1,701
Senior Vice President,	1999	183,750	--	66,714	(9)	--	10,000	851
General Merchandise Manager	1998	--	--	--		--	--	--

Charles Sledge,	2000	225,500	67,500	73,205	(10)	--	10,000	1,388
Senior Vice President Finance	1999	215,854	18,000	--		16,312	8,000	1,720
And Treasurer	1998	177,500	--	217,723	(11)	66,200	18,000	570

Ernest Cruse,	2000	223,958	67,500	150,777	(12)	--	10,000	1,544
Senior Vice President,	1999	197,917	17,500	--		16,312	3,000	1,344
Director of Stores	1998	172,500	--	327,481	(13)	66,200	8,000	1,794

Jack Wiesner,	2000	325,460	--	102,975	(14)	--	--	(15) --
Chairman and former Chief	1999	--	--	300,000	(14)	--	--	--
Executive Officer and President	1998	--	--	820,333	(14)	--	--	--

Carl Tooker, (16)	2000	45,552	--	2,259	(17)	--	--	437
Former Chairman, Chief	1999	795,000	--	510,950	(18)	212,500	45,000	4,448
Executive Officer and President	1998	758,333	--	137,658	(19)	744,750	35,000	9,282

James Marcum, (20)	2000	110,000	--	1,099,924	(21)	--	--	380
Former Director, Vice Chairman	1999	437,500	--	36,812	(22)	93,750	20,000	1,934
and Chief Financial Officer	1998	420,833	--	62,539	(23)	372,375	42,000	2,127

Stephen Lovell, (24)	2000	73,333	--	884,857	(25)	--	--	428
Former Vice Chairman and	1999	437,500	--	34,201	(26)	93,750	20,000	1,934
Chief Field Operations Officer	1998	420,833	--	62,404	(27)	372,375	42,000	3,232

__________________________________

(1) Amounts reflect bonuses earned during the fiscal year covered (and paid during the subsequent fiscal year).

(2) Represents the restricted stock awards to the named executives multiplied by the market price of the underlying common stock as of the grant date. These shares are subject to various vesting requirements.

(3) Amounts reflect premiums paid for life insurance coverage.

  Amount shown reflects moving expenses of $127,918, housing and automobile allowance of $5,000, health insurance benefits of $1,257 and gross up for taxes of $85,243 paid to Mr. Scarborough during 2000.

  Amount shown reflects debt forgiveness of $150,000 during 2000. Amount shown also reflects deferred compensation distribution of $257,999, pension equalization benefit of $23,954, gross up for taxes of $50,000, Key Employee Retention Program bonus of $41,850, housing and automobile allowance of $12,000 and health insurance benefits of $5,134 paid to Mr. Lucas during 2000.

  Amount reflects housing and automobile allowance of $12,000 and health insurance benefits of $5,002 paid to Mr. Lucas during 1999.

  Amount shown reflects the value realized upon the exercise of options for common stock of $985,139 during 1998. Value realized is based upon the fair market value of the stock at the exercise date minus the exercise price. Amount shown also reflects imputed interest on executive loans of $25,788, housing and automobile allowance of $12,000 and health insurance benefits of $4,568 paid to Mr. Lucas during 1998.

  Amount shown reflects deferred compensation distribution of $137 and a Key Employee Retention Program bonus of $43,200 paid to Mr. Abramczyk during 2000.

  Amount shown reflects moving expenses of $16,339, gross up for taxes of $10,375 and a lump sum relocation allowance of $40,000 paid to Mr. Abramczyk during 1999.

  Amount shown reflects deferred compensation distribution of $32,055, pension equalization benefit of $650 and a Key Employee Retention Program bonus of $40,500 paid to Mr. Sledge during 2000.

  Amount shown reflects the value realized upon the exercise of options for common stock of $217,723 during 1998. Value realized is based upon the fair market value of the stock at the exercise date minus the exercise price.

  Amount shown reflects deferred compensation distribution of $109,801, pension equalization benefit of $476 and a Key Employee Retention Program bonus of $40,500 paid to Mr. Cruse during 2000.

  Amount shown reflects the value realized upon the exercise of options for common stock of $326,657 during 1998. Value realized is based upon the fair market value of the stock at the exercise date minus the exercise price. Amount shown also reflects miscellaneous compensation of $824 paid to Mr. Cruse during 1998.

  Amounts shown reflect payments to Mr. Wiesner pursuant to employment and severance agreements with C.R. Anthony Company, which the Company acquired in 1997.

  At the time of Mr. Wiesner's appointment by the Company to the positions of Chairman, Interim Chief Executive Officer and President in February 2000, he signed an Employment Agreement which provided a fully vested stock option for 200,000 shares. Although fully vested, the option was not exercised. On May 5, 2000, Mr. Wiesner signed a First Amendment to his Employment Agreement by which he voluntarily and unconditionally revoked any and all previously granted stock option agreements he had with the Company.

  Mr. Tooker resigned from the Company effective February 21, 2000.

(17) Amount shown reflects housing and automobile allowance of $1,700 and health insurance benefits of $559 paid to Mr. Tooker during 2000.

(18) Amount shown reflects the value realized upon the exercise of options for common stock of $460,899 during 1999. Value realized is based upon the fair market value of the stock at the exercise date minus the exercise price. Amount shown also reflects the value realized upon the issuance of common stock pursuant to vested restricted stock awards of $34,313 during 1999. Value realized is based upon the fair market value of the stock at the date of vesting. Amount shown also reflects automobile allowance of $12,000 and health insurance benefits of $3,738 paid to Mr. Tooker during 1999.

(19) Amount shown reflects imputed interest on executive loans of $78,263, a distribution related to options vested of $38,000, housing allowance of $5,000, automobile allowance of $12,000 and health insurance benefits of $4,395 paid to Mr. Tooker during 1998.

(20) Mr. Marcum resigned from the Company effective May 1, 2000.

(21) Amount shown reflects severance of $660,000, deferred compensation distribution of $396,667, pension equalization benefit of $29,929, imputed interest on executive loans of $7,193, housing and automobile allowance of $4,000 and health insurance benefits of $2,135 paid to Mr. Marcum during 2000.

(22) Amount shown reflects the value realized upon the issuance of common stock pursuant to vested restricted stock awards of $17,156 during 1999. Value realized is based upon the fair market value of the stock at the date of vesting. Amount shown also reflects housing allowance of $2,011, automobile allowance of $12,000 and health insurance benefits of $5,645 paid to Mr. Marcum during 1999.

(23) Amount shown reflects imputed interest on executive loans of $24,977, housing allowance of $18,777, automobile allowance of $12,000 and health insurance benefits of $6,785 paid to Mr. Marcum during 1998.

(24) Mr. Lovell ceased serving as Chief Field Operations Officer on February 22, 2000 and left the Company on March 31, 2000.

(25) Amount shown reflects debt forgiveness of $521,667 during 2000. Amount shown also reflects deferred compensation distribution of $314,723, pension equalization benefit of $33,905, imputed interest on executive loans of $10,463, housing and automobile allowance of $3,000 and health insurance benefits of $1,099 paid to Mr. Lovell during 2000.

(26) Amount shown reflects the value realized upon the issuance of common stock pursuant to vested restricted stock awards of $17,156 during 1999. Value realized is based upon the fair market value of the stock at the date of vesting. Amount shown also reflects automobile allowance of $12,000 and health insurance benefits of $5,045 paid to Mr. Lovell during 1999.

(27) Amount shown reflects imputed interest on executive loans of $42,880, automobile allowance of $12,000 and health insurance benefits of $7,524 paid to Mr. Lovell during 1998.

Option/SAR Grants During 2000

The following discloses options granted during 2000 to the named executive officers:

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Securities Underlying Options/ SAR's Granted (#) (1)	% of Total Options/ SARs Granted to Employees in Fiscal Year (%)	Exercise or Base Price ($)	Expiration Date	5% Annual Growth Rate ($)	10% Annual Growth Rate ($)

James Scarborough	--	--	--	--	--	--

Ron Lucas	--	--	--	--	--	--

Dennis Abramczyk	10,000	2.56	0.8125	3/7/10	5,110	12,949

Charles Sledge	10,000	2.56	0.8125	3/7/10	5,110	12,949

Ernest Cruse	10,000	2.56	0.8125	3/7/10	5,110	12,949

Jack Wiesner	--	--	--	--	--	--

Carl Tooker	--	--	--	--	--	--

James Marcum	--	--	--	--	--	--

Stephen Lovell	--	--	--	--	--	--

  All of such options were granted under the 1996 Incentive Plan. The options granted under the Stock Option Plan are subject to vesting.

Aggregated Option/SAR Exercises During 2000 and 2000 Year-End Option/SAR Values

The following summarizes exercises of stock options (granted in prior years) by the named executive officers during 2000, as well as the number and value of all unexercised options held by the named executive officers at the end of 2000:

			Number of Securities Underlying Unexercised Options/SARs at FY-End (#)	Value of Unexercised In-the-Money Options/SARs at FY-End ($)(2)
Name	Shares Acquired on Exercise (#)	Value Realized ($)(1)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
James Scarborough	--	--	--/--	--/--
Ron Lucas	--	--	37,716/43,662	--/--
Dennis Abramczyk	--	--	2,500/17,500	--/--
Charles Sledge	--	--	18,994/28,714	--/--
Ernest Cruse	--	--	13,628/18,895	--/--
Jack Wiesner	--	--	--/--	--/--
Carl Tooker	--	--	--/--	--/--
James Marcum	--	--	--/--	--/--
Stephen Lovell	--	--	--/--	--/--

____________________

(1) Value realized is based upon the fair market value of the stock at the exercise date minus the exercise price.

(2) Value is based upon the closing price of the Common Stock on February 2, 2001 of $0.0625 minus the exercise price.

Employment Agreements

Existing Agreements

On July 31, 2000, the Company entered into an Employment Agreement with James Scarborough. On September 21, 2000, the Bankruptcy Court entered an Order authorizing the Company to enter into the Employment Agreement with Mr. Scarborough. Under the terms of his Employment Agreement, Mr. Scarborough is employed as Chief Executive Officer and President of the Company. The Employment Agreement provides for a Base Salary, a Guaranteed Bonus for the fiscal year ended January 31, 2001 and a Merit Bonus commencing with the fiscal year ending January 31, 2002 based upon the Company's operating results for, and Mr. Scarborough's performance during, the applicable fiscal year and such other performance targets and criteria as the Board and Mr. Scarborough may establish and adjust for that fiscal year. If the Bankruptcy Court confirms and approves a plan of reorganization for the Company (the "Plan") and Mr. Scarborough is employed with the Company on the date the Bankruptcy Court approves the Plan, he will also receive an Emergence Bonus consisting of a cash component and a stock component. The Employment Agreement also provides for Mr. Scarborough's participation in all other bonus and benefit plans available to executive officers of the Company. The specific details of the Employment Agreement are contained in a copy contained as an exhibit to this Annual Report on Form 10-K.

Mr. Scarborough's Employment Agreement provides that if he is terminated by the Company for Good Cause (as defined in the Employment Agreement), he will be entitled to receive any Base Salary earned through the date of termination. If he is terminated by the Company without Good Cause, he will be entitled to receive (i) any Base Salary earned through the date of termination, and (ii) an amount equal to the sum of (1) one times the Base Salary in effect as of the date of termination, and (2) one times the targeted Merit Bonus of fifty percent (50%) of Base Salary (collectively, payments under clause (i) and (ii) constitute the "Severance Payment"). If Mr. Scarborough terminates his Employment Agreement for Good Reason (as that term is defined in the Employment Agreement and which includes the assignment of duties or responsibilities materially inconsistent with his position or status with the Company at the time of a Change of Control, as defined in the Employment Agreement, or because the Chapter 11 is converted to liquidation proceedings under Chapter 7 of the Bankruptcy Code), he will be entitled to receive (i) any Base Salary earned through termination, and (ii) the Severance Payment. If Mr. Scarborough terminates the Employment Agreement without Good Reason, he will be entitled to receive only any Base Salary earned through the date of termination.

On July 31, 2000, the Company entered into an Employment Agreement with John Wiesner. On October 4, 2000, the Bankruptcy Court entered an Order authorizing the Company to enter into the Employment Agreement with Mr. Wiesner. Under the terms of his Employment Agreement, Mr. Wiesner is employed as Non-Executive Chairman of the Board. The Employment Agreement provides for a Base Salary and a Per Diem Compensation. If the Bankruptcy Court confirms and approves the Plan and Mr. Wiesner is employed with the Company on the date the Bankruptcy Court approves the Plan, he will also receive an Emergence Bonus consisting of a cash component and a stock component. The Employment Agreement also provides for Mr. Wiesner's participation in all other bonus and benefit plans available to executive officers of the Company. The specific details of the Employment Agreement are contained in a copy contained as an exhibit to this Annual Report on Form 10-K.

Mr. Wiesner's Employment Agreement provides that if he is terminated by the Company for Good Cause (as defined in the Employment Agreement), he will be entitled to receive his Base Salary and Per Diem Compensation through the date of termination. If he is terminated by the Company without Good Cause, he will be entitled to receive his Base Salary and Per Diem Compensation through the date of termination plus an amount equal to one times the Base Salary in effect at the time of termination (the "Severance Payment"). If Mr. Wiesner terminates his Employment Agreement for Good Reason (as that term is defined in the Employment Agreement and which includes the assignment of duties or responsibilities materially inconsistent with his position or status with the Company at the time of a Change of Control, as defined in the Employment Agreement, or because the Chapter 11 is converted to liquidation proceedings under Chapter 7 of the Bankruptcy Code), he will be entitled to receive his Base Salary and Per Diem Compensation through termination plus the Severance Payment. If he terminates the Employment Agreement without Good Reason, he will be entitled to receive his Base Salary and Per Diem Compensation through the date of termination.

Rejected Agreements - Current Officers

Messrs. Lucas, Abramczyk, Sledge and Cruse (the "Current Officers") were covered under Executive Employment Agreements with the Company that provided for their base salary, as well as annual incentive bonuses, approved by the Compensation Committee. The Employment Agreements provided for annual salary reviews based on performance and certain benefit levels for each of the Current Officers. The Employment Agreements also provided for certain severance payments if any of the Current Officers was terminated without good cause during the term of the Employment Agreement. The severance amount provision varied among the Current Officers from 1-2 years of base pay and provided for additional vesting of unvested stock options and restricted stock awards following termination other than for good cause. The Company rejected each of these Employment Agreements with the approval of the Bankruptcy Court on September 21, 2000. Each of the Current Officers was notified of such rejection. The Bankruptcy Court then approved for the Current Officers a Key Employee Retention Plan which provides for various incentive payments during the 2001 fiscal year as a retentive incentive for each of the Current Officers to remain employed with the Company in their current roles. The Bankruptcy Court also approved a severance payment for each of the Current Officers if their employment was terminated without good cause. That severance amount approved by the Bankruptcy Court is one year of base salary in effect at the time of termination.

Former Executive Officers

Messrs. Tooker, Marcum and Lovell (the "Former Executive Officers") had employment agreements with the Company, which provided for their initial base salaries as well as annual incentive bonuses as agreed to with the Compensation Committee. The employment agreements also provided for annual performance reviews, salary increases at the discretion of the Compensation Committee and participation in all other bonus and benefit plans available to executive officers of the Company. The employment agreements in effect for the Former Executive Officers varied slightly from officer to officer.

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

The Benefit Equalization Plan

The Specialty Retailers, Inc. Benefit Equalization Plan (the "Equalization Plan") was a non-qualified defined benefit plan which was intended to replace the benefits that could not be provided under the terms of the Retirement Plan on account of certain limitations imposed under the Internal Revenue Code. The Equalization Plan was terminated May 31, 2000 and vested benefits under the plan have been distributed.

Supplemental Employee Retirement Plan

In 1996, the Company adopted the Specialty Retailers, Inc. Supplemental Executive Retirement Plan (the "SERP"). The SERP provided for supplemental retirement benefits for key executives of the Company. The SERP was terminated by the Board of Directors on March 7, 2000. At the time of termination, there were no participants eligible for benefits under this plan.

Company Deferred Compensation Plan

The Specialty Retailers, Inc. Deferred Compensation Plan (the "Deferred Compensation Plan") provided executive officers and other key employees of the Company with the opportunity to participate in an unfunded, deferred compensation program that was not qualified under the Code. The Deferred Compensation Plan was terminated by the Board of Directors on March 7, 2000. The Company paid the participants their appropriate account balances during April 2000.

Compensation Committee Report

The Compensation Committee of the Board of Directors is responsible for administering and making recommendations to the Board of Directors as to the amount of compensation of senior executives of the Company. During 2000, the Compensation Committee consisted of Messrs. Compton and Jolosky until Mr. Jolosky's resignation on September 2. It is the Board's intent to increase the number of independent directors on the Compensation Committee to at least three as soon as possible.

The Company's executive compensation programs have traditionally been designed to align the interests of senior management with those of the Company's stockholders. However, as a result of the Bankruptcy proceeding, the Company's executive compensation programs have be directed toward the effective management and operation of the Company's business as a debtor-in-possession, the development of a successful business plan, the implementation of changes in long-term strategy initiatives to lay the foundation for the Company's stable and steady growth, and the formulation and confirmation of a plan of reorganization while subject to the supervision and orders of the Court.

There are generally three key components of executive compensation: base salary ("Base Salary"), pay for performance ("Merit Bonus"), and long-term performance incentive ("Stock Options and Restricted Stock"). In addition, the Employment Agreements of Messrs. Wiesner and Scarborough provide for a bonus in the event the Bankruptcy Court confirms and approves a plan of reorganization while they are employed with the Company (the "Emergence Bonus"). Mr. Wiesner's Employment Agreement provides for a Per Diem Compensation in addition to his Base Salary. It is the intent of these programs to attract, motivate and retain senior executives. It is the philosophy of the Compensation Committee to allocate a significant portion of cash compensation to variable performance-based compensation in order to reward executives for high achievement.

Base Salary

The salaries for senior executives are based upon a combination of factors including past individual performance, competitive salary levels, and an individual's potential for making significant contributions to future Company performance.

Merit Bonus

Each of the named executive officers and certain other key personnel of the Company participate in an executive/management bonus plan (the "Bonus Plan"). The Bonus Plan provides for annual bonus awards based upon individual performance and actual operating results compared to planned operating results. Bonus payments are subject to modification at the discretion of the Compensation Committee.

Stock Options and Restricted Stock

Stock options and restricted stock are an important component of senior executive compensation. The 1993 Stock Option Plan and the 1996 Equity Incentive Plan were designed to motivate senior executives and other key employees to contribute to the long-term growth of stockholder value. Generally, options granted under such plans have been, and are expected to be, granted with a price equal to the market price of the Common Stock on the date of the grant and vest over four years. This approach is designed to encourage the creation of long-term stockholder value since the full benefit of such options cannot be realized unless the stock price exceeds the exercise price. Restricted stock is generally issued with long-term vesting schedules. This approach provides a retention incentive for the recipient as well as the creation of long-term stockholder value. The Compensation Committee did not recommend any awards of restricted stock during 2000.

At the time of Mr. Wiesner's appointment by the Company to the positions of Chairman, Interim Chief Executive Officer and President in February 2000, he signed an Employment Agreement which provided a fully vested stock option for 200,000 shares. This transaction was reported on a Form 4 filed by Mr. Wiesner on March 9, 2000. Although fully vested, the option was not exercised. On May 5, 2000, Mr. Wiesner signed a First Amendment to his Employment Agreement by which he voluntarily and unconditionally revoked any and all previously granted stock option agreements he had with the Company.

Chief Executive Officer

The compensation policies described above applied as well to the compensation of Mr. Wiesner, as the Company's Chief Executive Officer until July 31, 2000 and as Non-Executive Chairman of the Board thereafter, and to Mr. Scarborough, as the Company's Chief Executive Officer subsequent to July 31, 2000. The Compensation Committee was directly responsible for making recommendations to the Board of Directors for approval of their salary levels. The overall compensation packages of Messrs. Wiesner and Scarborough were designed to recognize the fact that they bore primary responsibility for effective management and operation of the Company's business as a debtor-in-possession, the development of a successful business plan, the implementation of changes in long-term strategy initiatives to lay the foundation for the Company's stable and steady growth and the formulation and confirmation of a plan of reorganization. Accordingly, a substantial portion of their compensation was incentive-based. See "Employment Agreements" in this Item 11 of Form 10-K for a description of the Employment Agreements of Messrs. Wiesner and Scarborough.

Conclusion

Through the programs described above, a significant portion of the Company's executive compensation is linked directly to corporate performance as a debtor-in-possession and the formulation of a plan of reorganization so that the Company can emerge from the Bankruptcy proceeding. The Compensation Committee believes that existing compensation policies and programs are competitive and effectively align executive compensation with the Company's goals as a debtor-in-possession.

The Compensation Committee determined that it is unlikely that the Company would pay amounts during 2001 that would result in the loss of a federal income tax deduction under Section 162(m) of the Code, and accordingly, did not recommend to the Board that any special actions be taken or that any plans or programs be revised at this time in light of that provision.

Harold Compton, Compensation Committee

PERFORMANCE GRAPH

The following graph compares the value of $100.00 invested on October 25, 1996 (the date of the initial public offering ("IPO") of the Company) through February 2, 2001 (the last day of public trading in fiscal 2000) at the closing price on the OTC Bulletin Board in the Common Stock, the S&P 500 and the S&P 500 Retail. The return of the indices is calculated assuming reinvestment of dividends during the period presented. The Company has not paid any dividends since its IPO. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

AMONG STAGE STORES, INC.,

S&P 500 AND S&P 500 RETAIL

Date	Stage Stores, Inc.	S&P 500 Retail	S&P 500
	n	s	l
10/25/96	$100.00	$100.00	$100.00
1/31/97	$105.30	$ 94.86	$112.16
1/30/98	$235.04	$139.19	$139.86
1/29/99	$48.48	$221.45	$182.62
1/28/00	$8.33	$237.77	$194.05
2/02/01	$0.36	$293.72	$192.53

Prior to April 16, 1998, the Company's Common Stock was quoted on the NASDAQ National Market System under the symbol "STGE". Beginning April 16, 1998, the Company's Common Stock started trading on the NYSE under the symbol "SGE". On June 1, 2000, the NYSE suspended trading in the Company's Common Stock as a result of, among other things, the Company's Chapter 11 filing. Following the suspension, the NYSE received approval from the Securities and Exchange Commission to delist the Company's Common Stock. The Company's Common Stock is currently being quoted on the OTC Bulletin Board under the symbol "SGEEQ".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth certain information regarding ownership of Common Stock as of either March 30, 2001 or based on the latest filings made under Section 13 (d) and 13 (g) of the Securities Exchange Act of 1934 and assuming exercise of options exercisable within sixty days of March 30, 2001 by (i) each person or entity who owns of record or beneficially 5% or more of the Common Stock, (ii) each director and executive officer and (iii) all directors and executive officers as a group. Each such stockholder is assumed to have sole voting and investment power as to the shares shown. Known exceptions are noted. As of March 30, 2001, 1,250,584 shares of Class B Common Stock were outstanding, all of which is owned by Court Square Capital Limited, a subsidiary of Citigroup Inc.
Name	Number of Shares of Common Stock	Percentage of Shares of Common Stock
5% Stockholders
Peter W. Howe c/o Bear Stearns & Co. Inc. One Federal Street Boston, MA 02110	3,204,500	13.6%
Credit Suisse First Boston 11 Madison Avenue New York, NY 10010	2,126,900	7.9%
Citigroup Inc. (1) 399 Park Avenue New York, NY 10043	971,364	3.6%
Directors and Executive Officers
James Scarborough	10,000	*
Mike McCreery	350	*
Ron Lucas	110,420	*
Jack Wiesner	--	*
Jack Bush	8,750	*
Harold Compton	6,875	*
Robert Huth	9,875	*
All executive officers and directors as a group (7 persons)	146,270.54%

_____________________________________

* Less than 1%.

  Citigroup Inc. beneficially owns shares (including Class B Common Stock) through its subsidiaries Citicorp Venture Capital, Court Square Capital Limited and other subsidiaries. Citicorp Venture Capital owns 600,296 shares of Common Stock, Court Square owns 370,068 shares of Common Stock and 1,250,584 shares of non-voting Class B Common Stock (which is not included in the share count total above) and other subsidiaries of Citigroup Inc. own 1,000 shares of Common Stock. Each share of non-voting Class B Common Stock is convertible, subject to certain restrictions, into shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

Beginning in March 2000, Jack Bush, a Director of the Company, began providing certain consulting services to the Company. Under his consulting agreement with the Company, Mr. Bush receives a daily consulting rate of $1,500 plus reimbursement of any expenses he incurs while performing consulting services. During the Company's last fiscal year, the Company paid Mr. Bush $79,750 for consulting services and reimbursements for related expenses.

Indebtedness of Management

As of February 3, 2001, Carl Tooker, the Company's former Chairman, Chief Executive Officer and President, owed the Company an aggregate of $1,043,200 in principal and accrued interest at rates ranging from 5.7-9%, which was the largest aggregate amount of indebtedness outstanding owed by Mr. Tooker to the Company at any time during the 2000 fiscal year. However, pursuant to the Settlement Agreement approved by the Bankruptcy Court and described in Item 3. Legal Proceedings of this Form 10-K, Mr. Tooker and his wife executed a promissory note dated March 30, 2001 payable to SRI in the principal sum of $1,215,567 (the "Maximum Principal Amount"), with an annual interest rate of 6.5%, and with a maturity date of February 11, 2011 (the "Note"). The Note supercedes all indebtedness owed by Mr. Tooker to the Company. In the event that $532,000 of the Maximum Principal Amount is paid on or before August 1, 2008 as provided in the Note, the remaining unpaid Maximum Principal Amount will not be payable and will be irrevocably waived by SRI. On March 30, 2001, Mr. Tooker resigned from the Company's Board of Directors and as an officer of the Company and all of its affiliates, in both cases with the resignations to be deemed effective as of February 21, 2000.

As of January 30, 2000, James Marcum, the Company's former Chief Financial Officer and a former Director, owed the Company an aggregate of $498,125 in principal and accrued interest at rates ranging from 5.7-12%, which was the largest aggregate amount of indebtedness outstanding owed by Mr. Marcum to the Company at any time during the 2000 fiscal year. Mr. Marcum resigned effective on May 1, 2000. As of June 1, 2000, Mr. Marcum's indebtedness to the Company had been repaid in full.

As of January 30, 2000, Stephen Lovell, the Company's former Chief Field Operations Officer and a former Director, owed the Company an aggregate of $565,544 in principal and accrued interest at rates ranging from 5.87-9%, which was the largest aggregate amount of indebtedness outstanding owed by Mr. Lovell to the Company at any time during the 2000 fiscal year. Mr. Lovell ceased serving as Chief Field Operations Officer on February 22, 2000 and left the Company on March 31, 2000. On May 31, 2000, the Company and Mr. Lovell entered into a settlement agreement, which resolved all outstanding loans and other issues between the Company and Mr. Lovell.

As of January 30, 2000, Ron Lucas, the Company's Executive Vice President, Human Resources, had three loans from the Company outstanding and owed the Company $683,043 in principal and accrued interest at rates ranging from 5.98-12%, which was the largest aggregate amount of indebtedness owed by Mr. Lucas to the Company at any time during the 2000 fiscal year. On April 26, 2000, the Company and Mr. Lucas entered into a Secondary Loan Pay-Off Schedule and Retention Agreement. Under the agreement, Mr. Lucas' indebtedness, which now bears interest at 8.0%, has been reduced to $268,413 as of February 3, 2001 through the application of retention bonuses, amounts due from the termination of Company retirement plans, deferred compensation and scheduled repayments.

Transactions with Stockholders

The Company is party to a Registration Agreement (the "Registration Agreement") with Court Square pursuant to which Court Square has the right to cause the Company to register shares of Common Stock (the "registrable securities") under the Securities Act of 1933. As of March 30, 2001, 1,620,652 outstanding shares of Common Stock constitute registrable securities and therefore will be eligible for registration pursuant to the Registration Agreement. Under the terms of the Registration Agreement, the holders of at least a majority of the registrable securities can require the Company, subject to certain limitations, to file up to three "long-form" registration statements under the Securities Act covering all or part of the registrable securities, and, subject to certain limitations, to file an unlimited number of "short-form" registration statements under the Securities Act of 1933 covering all or part of the registrable securities. The Company is obligated to pay all registration expenses (other than underwriting discounts and commissions and subject to certain limitations) incurred in connection with the demand registrations. In addition, the Registration Agreement provides the Court Square with "piggyback" registration rights, subject to certain limitations, whenever the Company files a registration statement on a registration form that can be used to register registrable securities. The Company's obligations to Court Square will, in any event, be subject to the outcome of Company's bankruptcy proceeding.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) and (d) Financial Statements

See "Index to Financial Statements and Schedules" on Page 32.

(b) Reports on Form 8-K filed during the last quarter of the period covered by this report.

The Company filed a Press Release on Form 8-K dated December 29, 2000 related to Stage Stores, Inc. announcing that it had filed a motion with the U.S. Bankruptcy Court for the Southern District of Texas to close an additional 121 stores as part of its restructuring process.

The Company filed a Form 8-K dated January 4, 2001 announcing a change in its certifying accountant from PricewaterhouseCoopers LLP to Deloitte & Touche LLP.

(c) Exhibits - See "Exhibit Index" at X-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAGE STORES, INC.

/s/ James Scarborough April 27, 2001

James Scarborough

Chief Executive Officer and President

(principal executive officer)

STAGE STORES, INC.

/s/ Michael E. McCreery April 27, 2001

Michael E. McCreery

Executive Vice President and Chief Financial Officer

(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ John J. Wiesner Chairman of the Board of Directors April 27, 2001

John J. Wiesner

/s/ Jack Bush Director April 27, 2001

Jack Bush

/s/ Harold Compton Director April 27, 2001

Harold Compton

/s/ Robert Huth Director April 27, 2001

Robert Huth

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Page

Number

Financial Statements

Independent Auditors' Report F-1

Report of Independent Accountants F-2 Consolidated Balance Sheets at February 3, 2001 and January 29, 2000 F-3 Consolidated Statements of Operations for 2000, 1999 and 1998 F-4 Consolidated Statements of Cash Flows for 2000, 1999 and 1998 F-5 Consolidated Statements of Stockholders' Equity (Deficit) for 2000, 1999 and 1998 F-6 Notes to Consolidated Financial Statements F-7

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Independent Auditors' Report

To the Board of Directors and Stockholders of

Stage Stores, Inc.

We have audited the accompanying consolidated balance sheet of Stage Stores, Inc. and subsidiaries (debtor-in-possession) (the "Company") as of February 3, 2001 and the related statement of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Company has filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $162.2 million for the year ended February 3, 2001 and had a stockholders' deficit of $240.4 million at February 3, 2001. As discussed in Note 1 to the consolidated financial statements, on June 1, 2000 the Company filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code. The Company's ability to continue as a going concern is dependent upon confirmation of a plan of reorganization, future profitable operations, the ability to comply with the debtor-in-possession financing agreement and the ability to generate sufficient cash from operations and financing sources to meet the Company's obligations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

Houston, Texas

April 13, 2001

Report of Independent Accountants

To the Board of Directors and Stockholders of

Stage Stores, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Stage Stores, Inc. and its subsidiaries (the "Company") at January 29, 2000, and the results of their operations and their cash flows for each of the two years in the period ended January 29, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited the consolidated financial statements of the Company and its subsidiaries for any period subsequent to January 29, 2000.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $281.9 million for the year ended January 29, 2000 and had a working capital deficit and stockholders' deficit of $268.6 million and $75.0 million, respectively, at January 29, 2000. As described in Note 1 to the financial statements, the Company's financial performance to date for the year ending February 3, 2001 has resulted in restrictions on the credit terms for the purchase of merchandise inventory. Additionally, the Company is in violation of certain terms of its loan agreements. As a result, on June 1, 2000 the Company filed for protection under Chapter 11 of Title 11 of the United States Bankruptcy Code. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the financial statements, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," during the year ended January 29, 2000.

PricewaterhouseCoopers LLP

Houston, Texas

March 9, 2000, except as to Notes 1, 5, 11, 13 and 14 to the financial statements, which are as of June 1, 2000

Stage Stores, Inc.
(Debtor-in-Possession)
Consolidated Balance Sheets
(in thousands, except par values)

	February 3, 2001	January 29, 2000

ASSETS
Cash and cash equivalents	$ 20,510	$ 20,179
Undivided interest in accounts receivable trust	--	41,600
Accounts receivable, net	272,435	--
Merchandise inventories, net	218,683	261,104
Prepaid expenses and other current assets	15,577	23,866
Total current assets	527,205	346,749

Property, equipment and leasehold improvements, net	128,811	181,834
Other assets	9,983	26,104
Total assets	$ 665,999	$ 554,687

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$ 56,224	$ 40,955
Accrued expenses and other current liabilities	46,644	72,177
Debtor-in-possession facility Debtor-in-possession facility	224,288	--
Current portion of long-term debt	--	9,830
Long-term debt classified as current	--	492,393
Total current liabilities	327,156	615,355

Other long-term liabilities	4,362	14,299
Liabilities subject to compromise under reorganization proceedings	574,968	--
Total liabilities	906,486	629,654

Preferred stock, par value $1.00, non-voting,
3 shares authorized, no shares
issued or outstanding	--	--
Common stock, par value $0.01, 75,000 shares
authorized, 26,846 and 26,834 shares
issued and outstanding, respectively	268	268
Class B common stock, par value $0.01, non-voting,
3,000 shares authorized, 1,250 shares
issued and outstanding	13	13
Additional paid-in capital	267,002	266,590
Accumulated deficit	(499,715)	(337,500)
Accumulated other comprehensive income (loss)	(8,055)	(4,338)
Stockholders' deficit	(240,487)	(74,967)
Commitments and contingencies	--	--
Total liabilities and stockholders' deficit	$ 665,999	$ 554,687

The accompanying notes are an integral part of this statement.

Stage Stores, Inc.
(Debtor-in-Possession)
Consolidated Statements of Operations
(in thousands, except earnings per share)

	Fiscal Year
	2000	1999	1998
Net sales	$ 952,274	$ 1,121,567	$ 1,173,547
Cost of sales and related buying,
occupancy and distribution expenses	714,192	897,117	839,238
Gross profit	238,082	224,450	334,309
Selling, general and administrative expenses	246,206	387,816	271,477
Store opening costs	--	749	10,192
Reorganization items and store closure costs	114,236	44,237	--
Interest, net	39,807	48,634	46,471
Income (loss) before income tax, extraordinary item and
cumulative effect of change in accounting principle	(162,167)	(256,986)	6,169
Income tax expense ..........................................................	48	20,217	2,455
Income (loss) before extraordinary item and cumulative
effect of change in accounting principle .	(162,215)	(277,203)	3,714
Extraordinary item, net of tax - early retirement of debt	--	(749)	--
Cumulative effect of change in accounting principle, net
of tax - reporting costs of start-up activities	--	(3,938)	--
Net income (loss)	$ (162,215)	$ (281,890)	$ 3,714

Basic earnings (loss) per common share data:
Basic earnings (loss) per common share before
extraordinary item and cumulative effect of change in
accounting principle	$ (5.77)	$ (9.89)	$ 0.13
Extraordinary item, net of tax -- early retirement of debt	--	(0.03)	--
Cumulative effect of change in accounting principle, net
of tax - reporting costs of start-up activities	--	(0.14)	--
Basic earnings (loss) per common share	$ (5.77)	$ (10.06)	$ 0.13

Basic weighted average common shares outstanding	28,098	28,028	27,885

Diluted earnings (loss) per common share data:
Diluted earnings (loss) per common share before
extraordinary item and cumulative effect of change in
accounting principle	$ (5.77)	$ (9.89)	$ 0.13
Extraordinary item, net of tax -- early retirement of debt ...	--	(0.03)	--
Cumulative effect of change in accounting principle, net
of tax - reporting costs of start-up activities .	--	(0.14)	--
Diluted earnings (loss) per common share	$ (5.77)	$ (10.06)	$ 0.13

Diluted weighted average common shares outstanding	28,098	28,028	28,428

Stage Stores, Inc.
(Debtor-in-Possession)
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year
	2000	1999	1998
Cash flows from operating activities:
Net income (loss)	$(162,215)	$(281,890)	$3,714
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation and amortization	23,765	63,554	33,474
Accretion of discount	436	1,254	1,138
Amortization of debt issue costs	6,409	2,930	2,577
Provision for bad debts	17,712	--	--
Write-off of property, equipment and leasehold improvements and other
assets associated with closed stores	37,063	20,094	--
Write-off of pre-petition debt issue costs and original issue discount	17,987	--	--
Write-off of goodwill and other intangibles	3,130	92,808	--
Write-down of undivided interest in accounts receivable trust	6,155	--	--
Deferred income taxes	--	20,151	2,371
Loss on early retirement of debt	--	749	--
Cumulative effect of change in accounting principle	--	3,938	--
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	31,801	28,216	(8,605)
Decrease (increase) in merchandise inventories	42,421	80,212	(38,201)
Decrease (increase) in other assets	7,348	21,804	(2,637)
Increase (decrease) in accounts payable and accrued liabilities	40,262	(29,919)	(9,341)
Total adjustments	234,489	305,791	(19,224)
Net cash provided by (used in) operating activities	72,274	23,901	(15,510)

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(5,390)	(22,037)	(88,719)
Proceeds from retirement of fixtures and equipment	567	--	--
Net cash used in investing activities	(4,823)	(22,037)	(88,719)

Cash flows from financing activities:
Proceeds from:
Debtor-in-possession credit facility	224,288	--	--
Pre-petition working capital facility	5,916	43,000	96,300
Issuance of common stock	--	128	955
Payments on:
Long-term debt	(204)	(34,813)	(2,596)
Additions to debt issue costs	(10,617)	(2,832)	(913)
Repurchase of accounts receivable from accounts receivable trust	(286,503)	--	--
Net cash provided by (used in) financing activities	(67,120)	5,483	93,746

Net increase (decrease) in cash and cash equivalents	331	7,347	(10,483)
Cash and cash equivalents:
Beginning of year	20,179	12,832	23,315
End of year	$20,510	$20,179	$12,832

Supplemental disclosures:
Cash flow information:
Interest paid	$21,623	$45,528	$43,015

Income taxes paid (refunded)	$ 15	$ 197	$(2,872)

Stage Stores, Inc.
(Debtor-in-Possession)
Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands)

	Fiscal Year
	2000	1999	1998
Shares Outstanding
Shares of common stock issued:
Beginning balance	26,834	26,718	26,500
Issuance of stock	12	116	218
Ending balance	26,846	26,834	26,718

Shares of Class B stock issued:
Beginning balance	1,250	1,250	1,250
Ending balance	1,250	1,250	1,250

Stockholders' Equity (Deficit)
Common stock issued:
Beginning balance	$ 268	$ 267	$ 265
Issuance of stock	--	1	2
Ending balance	268	268	267

Class B stock issued:
Beginning balance	13	13	13
Ending balance	13	13	13

Additional Paid-in Capital:
Beginning balance	266,590	265,716	264,679
Issuance of stock	412	874	953
Vested compensatory stock options	--	--	84
Ending balance	267,002	266,590	265,716

Accumulated deficit and accumulated other
comprehensive income:
Beginning balance	(341,838)	(61,604)	(59,879)
Comprehensive income (loss):
Net income (loss)	(162,215)	(281,890)	3,714
Other comprehensive income (loss)	(3,717)	1,656	(5,439)
Total comprehensive income (loss)	(165,932)	(280,234)	(1,725)
Ending balance	(507,770)	(341,838)	(61,604)
Total Stockholders' Equity (Deficit)	$ (240,487)	$ (74,967)	$ 204,392

Accumulated other comprehensive income:
Beginning balance	$ (4,338)	$ (5,994)	$ (555)
Comprehensive income (loss) -
Minimum pension liability adjustment,
net of tax	(3,717)	1,656	(5,439)
Ending balance	$ (8,055)	$ (4,338)	$ (5,994)

NOTE 1 REORGANIZATION AND BASIS OF PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

As a result of many factors including, but not limited to, rapid growth during 1997 and 1998, significant turnover in key executive positions, significant leverage coupled with an inflexible capital structure and changes in the retail environment, Stage Stores, Inc.'s (the "Company" or "Stage Stores") financial performance deteriorated significantly during 1999 and 2000. The Company experienced a net loss of $281.9 million in 1999 and a net loss of $162.2 million in 2000. Because of the Company's rapidly deteriorating financial performance, the Company's suppliers significantly curtailed merchandise shipments to the Company during the spring of 2000, thereby further exacerbating the Company's financial difficulties. In order to address these financial and operational issues facing the Company, Stage Stores and its wholly owned subsidiaries, Specialty Retailers, Inc. ("SRI") and Specialty Retailers, Inc. (NV) ("SRI NV") (collectively, the "Debtors"), filed voluntary petitions under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") (the "Chapter 11 Proceedings") in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Court") on June 1, 2000 (the "Petition Date"). During the Chapter 11 Proceedings, the Company has continued to manage and operate its assets and business as a debtor-in-possession, pending the formulation and confirmation of a reorganization plan and subject to the supervision and orders of the Court. Additionally, an unsecured creditor committee was formed and has the right to review and participate in the Chapter 11 Proceedings.

As of the Petition Date, actions to collect pre-petition indebtedness were stayed and other contractual obligations may not be enforced against the Company. In addition, the Company may reject pre-petition executory contracts and lease obligations, and parties affected by these rejections may file claims with the Court in accordance with the Bankruptcy Code. Substantially all liabilities as of the Petition Date are subject to settlement under a plan of reorganization which will be voted upon by creditors and subject to approval by the Court. The Court has extended the Company's exclusive right to file a plan of reorganization until June 30, 2001 and until September 15, 2001 to obtain acceptance of a plan of reorganization. The Company has reserved the right to seek further extensions, if necessary.

On April 24, 2001, the Debtors filed a "Disclosure Statement" and a "Plan of Reorganization" (the "Plan"), pursuant to Section 1125 of the Bankruptcy Code, with the Court. The Disclosure Statement sets forth certain information regarding, among other things, significant events that have occurred during the Chapter 11 Proceedings and the anticipated organization, operation and financing of "Reorganized Stage Stores". The Disclosure Statement describes the Plan of Reorganization, certain effects of Plan confirmation, certain risk factors associated with securities to be issued under the Plan and the manner in which distribution will be made under the Plan. In addition, the Disclosure Statement discusses the confirmation process and the voting procedures that holders of claims in impaired classes must follow for their votes to be counted. The Plan of Reorganization sets forth certain information regarding, among other things, the classification and treatment of claims and interests, means for implementation of the Plan, acceptance or rejection of the Plan and effect of rejection by one or more classes of claims or interests, provisions for governing distributions, the treatment of executory contracts and unexpired leases, conditions precedent to confirmation of the Plan and the occurrence of the effective date of the Plan. Upon confirmation of the Plan, all claims and interest of the Debtors will be discharged.

The type and amount of distributions that each creditor receives will depend upon the class in which the claim is placed. The Plan, as filed, does not provide for any distribution to the holders of the Company's Common Stock or to the holders of the Company's Class B Common Stock. Further, the Plan calls for the cancellation of the currently outstanding Common Stock and Class B Common Stock upon confirmation of the Plan.

The accompanying consolidated financial statements have been presented in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" and have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Because of the Chapter 11 Proceedings and circumstances related to this event, such realization of assets and liquidation of liabilities is subject to uncertainty. Further, a plan of reorganization could materially change the amounts reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary because of a plan of reorganization. The ability of the Company to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the debtor-in-possession financing agreement and the ability to generate sufficient cash from operations and financing sources to meet the Company's obligations. Additionally, the accompanying consolidated financial statements do not include any adjustments that would be required if the Company were in liquidation.

Substantially all of the Company's pre-petition liabilities are subject to compromise under reorganization proceedings. The Company's pre-petition debt to banks and bondholders is in default with the terms of the applicable loan agreements, notes and debentures. For financial reporting purposes subsequent to the Petition Date, those liabilities and obligations have been segregated and reclassified as liabilities subject to compromise under reorganization proceedings on the Consolidated Balance Sheet. Certain pre-petition liabilities were paid during the Chapter 11 Proceedings after approval by the Bankruptcy Court and accordingly have been included in the appropriate liability captions on the Consolidated Balance Sheet. The Company discontinued accruing interest on all pre-petition debt obligations. The ultimate adequacy of security for any secured debt obligations and settlement of all liabilities and obligations cannot be determined until a plan of reorganization is confirmed.

NOTE 2 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business: The Company, through its wholly-owned subsidiary SRI, operates family apparel stores primarily under the names "Bealls", "Palais Royal" and "Stage" offering nationally recognized brand name family apparel, accessories, cosmetics and footwear. As of February 3, 2001 the Company operated 348 stores, excluding stores in the process of liquidation, in fourteen states located throughout the south central United States.

Principles of Consolidation: The consolidated financial statements include the accounts of Stage Stores and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Fiscal Year: References to a particular year are to the Company's fiscal year which is the 52 or 53 week period ending on the Saturday closest to January 31 of the following calendar year (e.g., a reference to "2000" is a reference to the fiscal year ended February 3, 2001). Fiscal years 1999 and 1998 were 52 week years. Fiscal year 2000 is a 53 week year.

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

Accounts Receivable and Securitization: Prior to the Chapter 11 filing, the Company securitized substantially all of its trade accounts receivable (the "Accounts Receivable Securitization Program") through a wholly-owned special purpose entity, SRI Receivables Purchase Co., Inc. ("SRPC"). SRPC held a retained interest in the securitization vehicle (the "Retained Interest"), a special purpose trust (the "Trust"). The Company accounted for the Retained Interest in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Under SFAS 115, the Retained Interest was accounted for as an investment in debt securities and classified as trading securities. Accordingly, the Retained Interest was recorded at fair value in the accompanying balance sheet with any change in fair value reflected currently in income. The unrealized gain (loss) recorded to income in 2000, 1999 and 1998 was $(6.2) million, $7.3 million and $3.2 million, respectively.

On June 7, 2000, the Company paid the Trust $288.4 million in cash and surrendered its retained interest in the Trust in exchange for all accounts receivable balances held by the Trust on that date. The Trust used the cash proceeds to retire all remaining certificates and pay other costs associated with the termination of the Trust. The accounts receivable balances repurchased by the Company have been recorded at $312.3 million, the aggregate of the cash paid and the estimated fair value of the retained interest surrendered. The Company accretes the yield resulting from the estimated net future cash flows associated with these balances using the interest method. The yield is recorded in selling, general and administrative expenses in the accompanying financial statements. Service charge income, late fees and estimated bad debt expense related to credit sales made after June 7, 2000 are also included in selling, general and administrative expense in the accompanying financial statements. The Company maintains an allowance for doubtful accounts for accounts receivable based upon management's estimate of the Company's risk of credit loss. At February 3, 2001, the recorded allowance for doubtful accounts receivable was $39.7 million.

Merchandise Inventories: The Company states its merchandise inventories at the lower of cost or market based upon the retail method of accounting, cost being determined using the last-in, first-out ("LIFO") method. During 1999 inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at higher costs prevailing in prior years as compared with the cost of 1999 purchases, the effect of which increased cost of goods sold by approximately $8.8 million and increased net loss by approximately $8.8 million or $0.31 per share.

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

Buildings 20-25

Store and office fixtures and equipment 5-12

Warehouse equipment 5-15

Leasehold improvements 5-30

Goodwill and Other Intangibles: The Company amortizes goodwill and intangible assets on a straight line basis over the estimated future periods benefited, not to exceed forty years. Amortization periods for goodwill and other intangibles associated with acquisitions was five to forty years. Each year, the Company evaluated the remaining useful life associated with goodwill based upon, among other things, historical and expected long-term results of operations. Due to the factors leading to the Company's filing for bankruptcy, the Company reevaluated the recoverability of its remaining goodwill and certain other intangible assets. As a result, the Company wrote-off the remaining balance of goodwill and certain other intangible assets during 1999.

Debt Issue Costs: Debt issue costs are accounted for as a deferred charge and amortized on a straight-line basis over the term of the related issue.

Liabilities Subject to Compromise Under Reorganization Proceedings: Those petition date liabilities that are expected to be paid or compromised under a plan of reorganization are separately classified in the consolidated balance sheet.

Financial Instruments: Except for the Retained Interest, the Company records all financial instruments at cost. The cost of all financial instruments, except long-term debt and the Retained Interest, approximates fair value.

Comprehensive income: Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded directly as an adjustment to stockholders' equity. Minimum pension liability adjustment is the Company's only component of comprehensive income. The minimum pension liability adjustments recorded in the accompanying statement of stockholders' equity are net of tax expense (benefit) of ($1.5) million, $1.7 million, and $(3.5) million in 2000, 1999 and 1998, respectively. The minimum pension liability adjustment in the accompanying statement of stockholders' equity is also net of the $1.5 million full valuation allowance provided against the net deferred tax asset due to the uncertainties concerning realization as a result of the Company's Chapter 11 filing.

Revenue Recognition: Revenue from sales is recognized at the time of sale, net of any returns. A reserve has been established for the estimated merchandise returns.

Store Pre-Opening Expenses: Costs related to the opening of new stores are expensed as incurred.

Advertising Expenses: Advertising costs are charged to operations when the related advertising first takes place. Advertising costs were $35.7 million, $52.5 million and $50.4 million for 2000, 1999 and 1998, respectively. Prepaid advertising costs were $0.2 million and $1.3 million at February 3, 2001and January 29, 2000, respectively.

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

Earnings per Share: Basic earnings per share is computed using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is computed using the weighted average number of common shares as well as all potentially dilutive common share equivalents outstanding. Stock options and restricted stock are the only potentially dilutive share equivalents the Company has outstanding for the periods presented. Incremental shares of 543 thousand in 1998 were used in the calculation of diluted earnings per common share. All common share equivalents were excluded from the computation of diluted earnings per share in 2000 and 1999 as they were anti-dilutive. Common share equivalents of 408 thousand in 1998 were not included in the computation of diluted earnings per share as they were anti-dilutive.

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

New Accounting Pronouncements: In June 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, which as amended and interpreted, establishes accounting and reporting standards for derivative instruments and hedging activity. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133, as amended, effective February 4, 2001. The adoption did not have a material effect on the Company's financial statements as all financial instruments and other contracts held or entered into by the Company either do not meet the definition of a derivative or qualify for the normal purchases and sales exemption.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 140, which replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", provides accounting and reporting standards for securitizations and other transfers of assets. Those standards are based on consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of assets, an entity recognizes the assets it controls and derecognizes assets when control has been surrendered. SFAS No. 140 provides consistent standards for distinguishing transfers of financial assets that are sales from those that are secured borrowings. The accounting requirements of this standard are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and must be applied prospectively. Under the Company's current structure for accounts receivable financing, adoption of the accounting requirements of this standard will not have a material effect on the statements of operations or financial position. The Company will re-evaluate application of this standard at the time of emergence from Chapter 11 Proceedings in the context of their exit financing and other contractual agreements related to credit.

NOTE 3 - ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM

As discussed in Note 2, on June 7, 2000, the Company paid the Trust $288.4 million in cash and surrendered its retained interest in the Trust in exchange for all accounts receivable balances held by the Trust on that date. The Trust used the cash proceeds to retire all remaining certificates and pay other costs associated with the termination of the Trust.

Pursuant to the Accounts Receivable Securitization Program, the Company sold substantially all of the accounts receivable generated by the holders of the Company's private label credit card accounts to SRPC on a daily basis in exchange for cash or an increase in the Company's interest. SRPC is a separate limited-purpose subsidiary that is operated in a fashion intended to ensure that its assets and liabilities are distinct from those of the Company and its other affiliates as SRPC's creditors have a claim on its assets prior to becoming available to any creditor of the Company.

On November 9, 1999, the Company completed a refinancing of the existing term and revolving certificates outstanding under its Accounts Receivable Securitization Program. In connection with the refinancing, the previously existing term and revolving certificates were replaced with new term and revolving certificates. Based upon the amount of receivables in the Trust at the time of closing, the Company received $292.4 million of proceeds. Of this amount, $259.3 million was used to retire the outstanding balances under the previously existing Trust certificates, which were scheduled to begin amortizing in December of 1999. The remainder of the proceeds were used to redeem the previously existing $30.0 million aggregate principal amount of SRPC 12.5% Trust certificate-backed notes and other costs associated with the refinancing. In connection with the refinancing, the Company recorded an after-tax extraordinary charge of approximately $0.7 million in the fourth quarter of 1999 related to the early retirement of debt.

Total accounts receivable transferred to the Trust during 2000, 1999 and 1998 were $150.5 million, $567.1 million and $585.3 million, respectively. The cash flows generated from the accounts receivable in the Trust were dedicated to: (i) the purchase of new accounts receivable generated by the Company; (ii) payment of a return on the certificates; and (iii) the payment of a servicing fee to SRI. Any remaining cash flows were remitted to SRPC. The outstanding balances under term certificates and revolving certificates at January 29, 2000 totaled $46.4 million and $270.7 million, respectively. The certificates outstanding at January 29, 2000 entitled the holders to receive a return, based upon the London Interbank Offered Rate ("LIBOR"), plus a specified margin. At January 29, 2000, the blended rate of return on the outstanding certificates was 6.5%.

NOTE 4 - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements were as follows (in thousands):

	February 3, 2001	January 29, 2000
Land	$ 3,074	$ 3,074
Buildings	16,980	16,980
Fixtures and equipment	184,738	203,832
Leasehold improvements	106,757	135,643
	311,549	359,529
Accumulated depreciation	182,738	177,695
	$ 128,811	$ 181,834

Depreciation expense was $28.3 million, $56.6 million and $25.9 million for 2000, 1999 and 1998, respectively. Depreciation expense for 2000 and 1999 includes impairment charges of $1.7 million and $26.0 million, respectively, related to property, equipment and leasehold improvements associated with underperforming stores.

NOTE 5 FINANCING AND LONG-TERM DEBT

On June 2, 2000, the Company entered into a three year, $450.0 million debtor-in-possession financing agreement (the "DIP Financing Agreement") with a lender to finance, among other things, the Company's working capital requirements during Chapter 11 reorganization proceedings. Borrowings under the DIP Financing Agreement are limited to the availability under a borrowing base which includes eligible inventory and accounts receivable and certain leasehold interests. Borrowings under the DIP Financing Agreement are payable upon maturity and the daily interest rates are based upon a Base rate or Eurodollar rate plus an applicable margin based on availability as set forth in the DIP Financing Agreement. As of February 3, 2001, availability under the DIP Financing Agreement was $116.2 million. The weighted average borrowing rate for the $224.3 million outstanding under the DIP Financing Agreement at February 3, 2001 was 9.3%.

Initial borrowings under the DIP Financing Agreement were used to terminate the Company's existing Accounts Receivable Securitization Program, retire the Senior Revolving Credit Facility and for certain closing costs associated with the DIP Financing Agreement. As a result of the termination of the Company's existing Accounts Receivable Securitization Program, accounts receivable generated under the Company's private label credit card program are no longer transferred to the Trust, but, rather, owned by SRI. Such receivables, along with substantially all of the Company's other assets, serve as collateral for the DIP Financing Agreement.

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

As a result of the bankruptcy filing, all pre-petition debt has been classified as liabilities subject to compromise under reorganization proceedings after the Petition Date. As discussed in Note 1, payment of this debt, including principal and interest payments due on the maturity of debt obligations, is stayed during the Chapter 11 proceedings unless the stay is lifted by the Court.

Pre-petition long-term debt consists of the following (in thousands):

	February 3, 2001	January 29, 2000
Senior Notes	$ 200,000	$ 200,000
Senior Subordinated Notes, net of discount	100,000	99,721
Pre-Petition Credit Facility	190,916	185,000
Other long-term debt	24,799	17,502
	515,715	502,223
Less debt classified as liabilities subject to compromise under reorganization proceedings	515,715
Less debt classified as current	--	492,393
Less current maturities	--	9,830
	$ --	$ --

As discussed in Note 1, the Company was in default under its various pre-petition debt agreements. Therefore, the Company's debt has been classified as current prior to the Petition Date.

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

Concurrently with the issuance of the Senior Notes and Senior Subordinated Notes, SRI entered into a new credit facility, maturing on June 14, 2002, with a group of lenders (the "Pre-Petition Credit Facility"). The Pre-Petition Credit Facility provided for: (i) a $100.0 million working capital and letter of credit facility (the "Working Capital Facility"), of which up to $50 million could be used for letters of credit; and (ii) a $100.0 million expansion facility (the "Expansion Facility"). A commitment fee on the unused commitments of each of the Working Capital Facility and Expansion Facility was payable quarterly in arrears. The amount of the commitment fee was determined based on the Adjusted Leverage Ratio (as defined in the Pre-Petition Credit Facility), and ranged from 0.25% to 0.50% per annum. Advances under the Working Capital Facility and Expansion Facility bore interest at the Company's option, at the Base Rate plus the applicable Margin Percentage or at the Eurodollar Rate plus the applicable Margin Percentage (each as defined in the Pre-Petition Credit Facility). A portion of the Pre-Petition Credit Facility is collateralized by SRI's distribution center located in Jacksonville, Texas, including equipment located therein and a pledge of SRPC stock. The net book value of the distribution center was approximately $4.9 million at February 3, 2001.

In connection with various acquisitions, the Company has other pre-petition indebtedness which bear interest between 7% and 12% and have maturity dates between 2000 through 2004.

Given the matters discussed in Note 1, the current market value of the Company's long-term debt would be substantially below the recorded amounts and is not readily estimable.

NOTE 6 REORGANIZATION PROCEEDINGS

Liabilities Subject to Compromise Under Reorganization Proceedings: Those petition date liabilities that are expected to be paid or compromised under a plan of reorganization are separately classified in the consolidated balance sheet and include the following items as of February 3, 2001:

Long-term debt	$ 515,715
Accrued interest on pre-petition long-term debt	10,706
Accounts payable	19,569
Reserve for lease rejection claims	25,014
Accrued expenses and other liabilities	3,964
Liabilities subject to compromise under reorganization proceedings	$ 574,968

In accordance with the Chapter 11 reorganization process, the Company has complied with the requirement to notify all known or potential creditors for purpose of identifying all pre-petition date claims against the Company. Generally, creditors had until October 9, 2000 (the "bar date") to file claims or be barred from asserting claims in the future, except in instances where claims relating to any future rejection of executory contracts as part of the Chapter 11 Proceedings and certain other claims. A supplemental bar date of November 28, 2000 was established with respect to governmental agency claims.

The amounts above vary significantly from the stated amount of proofs of claim that were filed by the bar date. The differences between claim amounts scheduled by the Company and the claim amounts filed are being investigated and will be either amicably resolved or adjudicated before the Court. The amounts in total will be subject to future adjustment depending on Court action, further developments with respect to potential disputed claims, determination as to the value of any collateral securing claims, or other events. Additional claims may arise from the rejection of additional real estate leases and executory contracts by the Company.

As a result of the Chapter 11 filing, no principal or interest payments will be made on most pre-petition debt without Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Court and becomes effective. Interest on pre-petition unsecured obligations has not been accrued after the Petition Date. Contractual interest expense of $19.3 million was not recorded for the period June 1, 2000 through February 3, 2001.

Reorganization Items and Store Closure Costs: The net expense resulting from the Company's Chapter 11 Proceedings, subsequent reorganization efforts and prior year store closures are as follows (in thousands):
	2000	1999
Costs associated with the store closures	$ 76,778	$ 44,237
Professional fees associated with the bankruptcy	10,515	--
Write-off of pre-petition debt issue costs and original issue discount	17,987	--
Write-down of undivided interest in accounts receivable trust	6,155	--
Other	2,801	--
Total	$ 114,236	$ 44,237

During 2000, as part of the restructuring process, the Court approved the Company's plan to close 241 stores (the "2000 Store Closing Program"). The 2000 Store Closing Program was conducted in two phases, the first of which was completed during the third quarter of 2000. The second phase, which commenced in January 2001, was completed in April 2001. The Company engaged third parties to manage the inventory liquidation process in these stores.

During the second quarter of 1999, the Company implemented a store closure program under which the Company closed 35 underperforming stores during the last three quarters of 1999. During the fourth quarter of 1999, the Company implemented a store closure program to close an additional 64 stores. In connection with these closures, the Company recorded $59.0 million of pretax costs, of which $14.8 million is included in cost of sales while the remaining $44.2 million is included in reorganization items and store closure costs. Of the $59.0 million of costs, approximately $9.4 million represents severance and lease termination costs, approximately $2.8 million represents a reserve for uncollectible accounts receivable associated with the Company's private label credit card program, approximately $3.4 million represents write-off of prepaid supplies and signage, approximately $14.8 million represents a lower of cost or market reserve related to the inventory being liquidated in the stores in the store closure program, while the balance relates primarily to the write-off of fixed assets and intangibles associated with these stores. As of January 29, 2000, the accompanying balance sheet includes a lower of cost or market reserve of $6.2 million related to the inventory remaining to be liquidated in the stores in the closure program and $8.2 million for estimated severance and lease termination costs to be paid.

The 340 stores which were included in the 2000 and 1999 Store Closure Programs had the following operating results prior to store closure charges (in thousands):

	2000	1999	1998
Net sales	$ 174,845	$ 318,225	$ 337,367
Gross margin	56,109	107,315	117,297
Direct operating expense	71,026	113,214	107,171
Contribution before corporate allocations	$ (14,917)	$ (5,899)	$ 10,126

NOTE 7 STOCKHOLDERS' EQUITY

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

NOTE 8 - STOCK OPTION PLANS

In 1993, the Company adopted the Third Amended and Restated Stock Option Plan (the "1993 Stock Option Plan") designed to provide incentives to present and future executive, managerial and other key employees and advisors to the Company (the "Participants") as selected by the Board of Directors or the compensation committee of the Board of Directors (the "Board"). All options granted under the 1993 Stock Option Plan were non-qualified within the meaning of Section 422A of the Internal Revenue Code. The number of shares of common stock which could be granted under the 1993 Stock Option Plan was 1,894,540 shares. As of February 3, 2001, there were 201,524 options outstanding under the 1993 Stock Option Plan.

During 1996, the Company adopted the 1996 Equity Incentive Plan (the "Incentive Plan"). The Incentive Plan provides for the granting of the following types of awards: stock options, stock appreciation rights ("SARs"), restricted stock, performance units, performance grants and other types of awards that the Board deems to be consistent with the purposes of the Incentive Plan. An aggregate of 3,500,000 shares of common stock have been reserved for issuance under the Incentive Plan. No Participant shall be entitled to receive grants of common stock, stock options or SARs with respect to common stock, in any calendar year in excess of 400,000 shares in the aggregate. As of February 3, 2001, there were 567,282 options and 44,026 shares of restricted stock outstanding under the Incentive Plan.

The Board has exclusive discretion to select the Participants and to determine the type, size and terms of each award, to modify the terms of awards, to determine when awards will be granted and paid, and to make all other determinations which it deems necessary or desirable in the interpretation and administration of the Incentive Plan. The Incentive Plan is scheduled to terminate ten years from the date that the Incentive Plan was initially approved and adopted by the stockholders of the Company, unless extended for up to an additional five years by action of the Board. With limited exceptions, including termination of employment as a result of death, disability or retirement, or except as otherwise determined by the Board, rights to these forms of contingent compensation are forfeited if a recipient's employment or performance of services terminates within a specified period following the award. Generally, a Participant's rights and interest under the Incentive Plan will not be transferable except by will or by the laws of descent and distribution.

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

A summary of the option activity under the various plans follows:

	Number of Outstanding Options	Weighted Average Option Price
Options outstanding at January 31, 1998	1,714,093	12.39
Granted	505,200	38.08
Surrendered	(147,185)	26.35
Exercised	(217,218)	4.57
Options outstanding at January 30, 1999	1,854,890	19.15
Granted	497,608	6.80
Surrendered	(144,107)	25.94
Exercised	(97,784)	0.84
Options outstanding at January 29, 2000	2,110,607	16.62
Granted	391,000	14.62
Surrendered	(1,732,801)	13.86
Exercised	--	--
Options outstanding at February 3, 2001	768,806	14.62

Exercisable options under the various plans at January 29, 2000 and January 30, 1999 were 751,489 and 526,752 with a weighted average exercise price of $14.56 and $7.88, respectively. A summary of outstanding and exercisable options as of February 3, 2001 follows:

Option Price	Number of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Exercisable Options	Weighted Average Exercise Price
$0.11 - $3.75	227,649	$1.78	7.6	74,244	$2.72
5.28 - 8.00	257,829	6.42	7.0	106,218	5.97
10.50 - 11.63	53,651	10.52	7.6	27,876	10.52
19.50 - 22.38	103,527	21.81	6.0	63,284	21.97
28.88 - 37.63	10,500	36.67	6.8	7,375	36.61
51.63 - 51.88	115,650	51.63	7.2	57,825	51.63
	768,806	14.62		336,822	17.15

A summary of the restricted stock activity under the various plans follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock grants outstanding at January 31, 1998	220,000	$32.04
Granted	73,300	41.48
Surrendered	--	--
Issuance of vested shares	--	--
Restricted stock grants outstanding at January 30, 1999	293,300	34.40
Granted	123,750	6.45
Surrendered	(20,475)	35.00
Issuance of vested shares	(18,050)	41.38
Restricted stock grants outstanding at January 29, 2000	378,525	24.90
Granted	--	--
Surrendered	(322,676)	25.19
Issuance of vested shares	(11,823)	34.89
Restricted stock grants outstanding at February 3, 2001	44,026	21.55

The 1999 and 1998 grants vest 25% per year on each of the first through fourth anniversary dates of the grant date and contain certain accelerated vesting provisions. Prior year grants vested at the end of a three year period and contained certain accelerated vesting provisions. The issuance of shares which have vested has been recorded as non-cash increase in stockholders equity.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for its plans. Compensation expense was ($4.6) million, $3.1 million and $3.2 million in 2000, 1999 and 1998, respectively. The credit to expense in 2000 was the result of restricted stock grants surrendered during 2000. The following pro forma data is calculated as if compensation cost for the Company's stock option plans were determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation":
	Fiscal Year
	2000	1999	1998
Pro forma net income (loss) (in thousands)	$ (164,364)	$ (283,396)	$ 1,106
Pro forma basic earnings (loss) per common share	(5.85)	(10.11)	0.04
Pro forma diluted earnings (loss) per common share	(5.85)	(10.11)	0.04
Weighted average grant-date value of options granted	10.50	5.63	22.30

The fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following assumptions for 2000: no dividend yield; volatility of 100%; risk-free interest rate of 4.8%; assumed forfeiture rate at 100.00% and an expected life of 3.94 years. For 1999, the following assumptions were used: no dividend yield; volatility of 88.95%; risk-free interest rate of 6.7%; assumed forfeiture rate at 100.00% and an expected life of 7.86 years. For 1998, the following assumptions were used: no dividend yield; volatility of 47.32%; risk-free interest rate of 4.9%; assumed forfeiture rate of 71.27% and an expected life of 7.8 years.

NOTE 9 - EMPLOYEE BENEFIT PLANS

Pension benefits for employees are provided under the SSI Restated Retirement Plan (the "Retirement Plan"), a qualified defined benefit plan. Benefits are administered through a trust arrangement which provides monthly payments or lump sum distributions. The Retirement Plan covers substantially all employees who have completed one year of service with 1,000 hours of service as of June 30, 1998. Benefits under the plan are based upon a percentage of the participant's earnings during each year of credited service. Supplemental pension benefits for certain key executives were provided under the SRI Supplemental Executive Retirement Plan (the "Supplemental Retirement Plan"), a non-qualified defined benefit plan. The Supplemental Retirement Plan was terminated by the Board of Directors on March 7, 2000. At the time of termination, there were no participants eligible for benefits under this plan. The Company recorded a $0.6 million gain associated with the plan termination.

Information regarding the Retirement Plan and the Supplemental Retirement Plan is as follows (in thousands):

	February 3, 2001	January 29, 2000
Change in benefit obligation:
Benefit obligation at beginning of year	$ 29,170	$ 31,639
Service cost	222	731
Interest cost	2,153	2,109
Actuarial (gain) loss	1,957	(2,860)
Plan disbursements	(2,611)	(2,449)
Plan termination	(1,091)	--
Projected benefit obligation at end of year	29,800	29,170

Change in plan assets:
Fair value of plan assets at beginning of year	23,231	21,711
Actual return on plan assets	(13)	1,089
Employer contributions	6,733	2,880
Plan disbursements	(2,611)	(2,449)
Fair value of plan assets at end of year	27,340	23,231

Funded status	(2,460)	(5,939)
Unrecognized prior service cost	--	306
Unrecognized net actuarial (gain) loss	10,828	7,317
Net amount recognized	$ 8,368	$ 1,684

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability	$ (2,460)	$ (5,427)
Accumulated other comprehensive income	10,828	7,111
Net amount recognized	$ 8,368	$ 1,684

	February 3, 2001	January 29, 2000
Weighted-average assumptions as of year end:
Discount rate	7.75%	7.00%
Expected long-term rate of return on plan assets	9.00%	9.0%
Rate of annual compensation increase	N/A	5.0%
Rate of increase in maximum benefit and compensation limits	N/A	N/A
Assumed rate of increase in taxable wage base	N/A	N/A

The components of pension cost for the Retirement Plan and the Supplemental Retirement Plan were as follows (in thousands):

		Fiscal Year
	2000	1999	1998
Net periodic pension cost for the fiscal year ended:
Service cost	$ 222	$ 731	$ 917
Interest cost	2,153	2,109	2,191
Expected return on plan assets	(2,166)	(1,888)	(2,367)
Amortization of prior service cost	--	20	18
Recognized actuarial loss	419	512	127
Net periodic pension cost	$ 628	$ 1,484	$ 886

Included in accrued expenses and other accrued liabilities is $2.0 million and $6.3 million at February 3, 2001 and January 29, 2000, respectively, for estimated contributions to the Retirement Plan in 2001 and 2000, respectively.

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

The Company has a contributory 401(k) savings plan covering substantially all qualifying employees. Under the 401(k), participants may contribute up to 15% of their qualifying earnings, subject to certain restrictions. The Company currently matches 50% of each participant's contributions, limited to 6% of each participant's salary. The Company's matching contributions were approximately $0.8 million for 2000, $1.0 million for 1999 and $0.8 million for 1998.

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

	Fiscal Year
	2000	1999	1998
Minimum rentals	$ 44,092	$ 51,926	$ 48,022
Contingent rentals	2,564	3,838	3,993
Equipment rentals	5,871	4,544	3,854
	$ 52,527	$ 60,308	$ 55,869

Minimum rental commitments on long-term operating leases at February 3, 2001, net of sub-leases, are as follows (in thousands):
Fiscal Year:
2001	$ 28,862
2002	24,323
2003	20,307
2004	16,542
2005	12,169
Thereafter	56,742
$ 158,945

NOTE 11 - INCOME TAXES

All Company operations are domestic. Income tax expense charged to continuing operations consisted of the following (in thousands):

	Fiscal Year
	2000	1999	1998
Federal income tax expense (benefit):
Current	$ --	$ --	$ (66)
Deferred	--	28,617	3,246
	--	28,617	3,180
State income tax expense (benefit):
Current	48	66	150
Deferred	--	(8,466)	(875)
	48	(8,400)	(725)
	$ 48	$ 20,217	$ 2,455

A reconciliation between the federal income tax expense charged to continuing operations computed at statutory tax rates and the actual income tax expense recorded follows (in thousands):

	Fiscal Year
	2000	1999	1998
Federal income tax expense at the statutory rate	$(56,758)	$(91,585)	$ 2,159
State income taxes, net	(4,546)	(5,460)	(471)
Goodwill amortization	--	26,040	742
Permanent differences, net	1,070	1,674	25
Valuation allowance	60,282	89,548	--
	$ 48	$ 20,217	$ 2,455

In connection with the early retirement of debt, the Company recorded an extraordinary charge of $0.7 million in 1999, net of applicable income taxes of $0.0 million. During 1999, the Company recorded a charge of $3.9 million in connection with the cumulative effect of a change in accounting principle reporting costs of start-up activities, net of applicable income taxes of $0.0 million.

Deferred tax liabilities (assets) consist of the following (in thousands):

	February 3, 2001	January 29, 2000
Gross deferred tax liabilities:
State income taxes	$ 7,929	$ 5,183
Inventory reserves	5,101	--
Other	3,002	5,711
	16,032	10,894
Gross deferred tax assets:
Net operating loss carryforwards	(116,307)	(74,747)
Bad debt reserve	(13,367)	--
Retained Certificates	--	(3,033)
AMT tax credit carryforward	(2,686)	(2,686)
Depreciation and amortization	(12,984)	(2,860)
Accrued expenses	(8,893)	(5,109)
Pensions	(1,048)	(2,599)
Lease obligations	(11,470)	(5,884)
Inventory reserves	--	(2,841)
Other	(557)	(683)
	(167,312)	(100,442)
Valuation allowance	151,280	89,548
Net deferred tax assets	$ --	$ --

The net change in the valuation allowance for deferred tax assets was an increase of $61.7 million and $89.5 million in 2000 and 1999, respectively. The Company has provided a full valuation allowance against the net deferred tax assets due to the uncertainties concerning realization as a result of the Company's Chapter 11 filing.

The Company has net operating loss carryforwards for federal income tax purposes of approximately $283.1 million, which if not utilized will expire in varying amounts between 2007 and 2022. The Company has net operating loss carryforwards for state income tax purposes of approximately $303.9 million, which if not utilized, will expire in varying amounts between 2002 and 2022. The Company's ability to utilize net operating loss carryforwards may be limited if certain changes in ownership occur or as a result of the bankruptcy process.

NOTE 12 - QUARTERLY FINANCIAL INFORMATION

Unaudited quarterly financial data is summarized as follows (in thousands, except per share amounts):
	Fiscal Year 2000
	Q1	Q2	Q3	Q4
Net sales	$ 230,352	$ 215,455	$ 216,582	$ 289,885
Gross profit	58,318	39,204	50,155	90,405
Net loss	(24,201)	(97,837)	(15,938)	(24,239)
Basic loss per common share	(0.86)	(3.48)	(0.57)	(0.86)
Diluted loss per common share	(0.86)	(3.48)	(0.57)	(0.86)

	Fiscal Year 1999
	Q1	Q2	Q3	Q4
Net sales	$262,591	$269,848	$264,327	$324,801
Gross profit	70,359	74,021	77,203	2,867
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	(2,269)	(15,091)	224	(260,067)
Extraordinary item, net of tax - early retirement of debt	--	--	--	(749)
Cumulative effect of change in accounting principle, net of tax - reporting costs of start-up activities	(2,402)	--	--	(1,536)
Net income (loss)	(4,671)	(15,091)	224	(262,352)

Basic earnings (loss) per common share data:
Basic earnings (loss) per common share before extraordinary item and cumulative effect of change in accounting principle	(0.08)	(0.54)	0.01	(9.26)
Extraordinary item - early retirement of debt, net of tax	--	--	--	(0.03)
Cumulative effect of change in accounting principle - reporting costs of start-up activities, net of tax	(0.09)	--	--	(0.05)
Basic earnings (loss) per common share	(0.17)	(0.54)	0.01	(9.34)

Diluted earnings (loss) per common share data:
Diluted earnings (loss) per common share before extraordinary item cumulative effect of change in accounting principle	(0.08)	(0.54)	0.01	(9.26)
Extraordinary item - early retirement of debt, net of tax	--	--	--	(0.03)
Cumulative effect of change in accounting principle - reporting costs of start-up activities, net of tax	(0.09)	--	--	(0.05)
Diluted earnings (loss) per common share	(0.17)	(0.54)	0.01	(9.34)

During the fourth quarter of 1999, the Company recorded certain one-time pretax charges aggregating $205.7 million.

NOTE 13 - RELATED PARTY TRANSACTIONS

At February 3, 2001, the Company has a loan outstanding with a current executive officer in the amount of $0.3 million. The loan bears interest of 8.0% and is secured by a pledge of the shares of common stock owned by such executive.

During 2000, the Company settled loans, which were outstanding at January 29, 2000, with two former executive officers in an aggregate principal amount of $1.0 million, of which $0.5 million was charged to the reserve for uncollectibility provided for during 1999.

On February 21, 2000, Carl Tooker left employment with the Company, effective that date. Mr. Tooker was Chairman, Chief Executive Officer and President of the Company. Mr. Tooker's departure followed an inquiry conducted by a Special Committee consisting of all of the non-management members of the Board of Directors, which reviewed certain transactions between the Company and Mr. Tooker. The effects of the transactions reviewed have been reflected in the Company's results for prior periods, and the Committee believes they are not material to the financial condition or operations of the Company. However, these transactions had not been properly reported to the Company's Board of Directors.

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

The Company sought to recover not less than an aggregate of $2,755,672 for debt owed by Mr. Tooker to the Company pursuant to loans and promissory notes Mr. Tooker caused the Company to make to him while serving as President, Chief Executive Officer and Chairman of the Board and for damages as a result of other transactions between the Company and Mr. Tooker. On March 20, 2001, the Bankruptcy Court in the Chapter 11 Proceedings entered an order that authorized the Company and its subsidiaries to enter into and perform a Compromise, Settlement and Release Agreement dated January 31, 2001 with Mr. Tooker and his wife (the "Settlement Agreement"). Pursuant to the Settlement Agreement, Mr. Tooker and his wife executed a promissory note dated March 30, 2001 payable to SRI in the principal sum of $1,215,567 (the "Maximum Principal Amount"), with an annual interest rate of 6.5%, and with a maturity date of February 11, 2011 (the "Note"). The Note provides that in the event $532,000 of the Maximum Principal Amount is paid on or before August 1, 2008 as provided in the Note, the remaining unpaid Maximum Principal Amount will not be payable and will be irrevocably waived by SRI. On March 30, 2001, Mr. Tooker also resigned from the Company's Board of Directors and as an officer of the Company and all of its affiliates, in both cases with the resignations to be deemed effective as of February 21, 2000.

In connection with the aforementioned matters, the Company has received and responded to an information request as part of an informal inquiry by the Securities and Exchange Commission.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Litigation: From time to time the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of their business. Due to the bankruptcy case described below, certain of the cases described below have been stayed pursuant to the automatic stay of the Court. These cases require Court approval or must be specifically exempt for litigation proceedings to continue.

On March 30, 1999, a class action lawsuit was filed against the Company and certain of its officers, directors and stockholders in the United States District Court for the Southern District of Texas, Houston Division by John C. Weld, Jr., a stockholder who purchased 125 shares of the Company's common stock on August 3, 1998, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (the "Weld Suit"). The Company believes that the allegations of the Weld Suit are without merit, and on July 23, 1999, the Company filed a motion to dismiss. United States District Judge Kenneth Hoyt entered an order on December 8, 1999 dismissing the Weld Suit. Mr. Weld has appealed the order, and the Company has now agreed to an order by the Bankruptcy Court lifting the automatic stay to permit the appeal to go forward. The matter has been briefed and is pending for review by the United States Court of Appeals for the Fifth Circuit (the "Fifth Circuit"). The Company believes that the dismissal should be affirmed by the Fifth Circuit. If the Fifth Circuit affirms this ruling, the plaintiffs in the Weld Suit will have the option to appeal that decision to the United States Supreme Court, but the United States Supreme Court may or may not decide to hear the appeal.

In March 2000, eleven former employees of SRI d/b/a Palais Royal, filed two separate suits in the United States District Court for the Southern District of Texas against the Company, SRI and Mary Elizabeth Pena, arising out of alleged conduct occurring over an unspecified time while the plaintiffs were working at one or more Palais Royal stores in the Houston, Texas area. The plaintiffs allege that on separate occasions they were falsely accused of stealing merchandise and other company property and giving discounts for purchases against company policy. The suits accuse the defendants of defamation, false imprisonment, intentional infliction of mental distress, assault and violation of the Racketeer Influenced and Corrupt Organizations (RICO) Act. The claims seek unspecified damages for mental anguish, lost earnings, exemplary damages, treble damages, interest, attorneys' fees and costs. The Company denies the allegations and intends to vigorously defend the claims. It is expected that these claims will be submitted to binding arbitration through the Company's compulsory ADR Program for employee disputes.

On June 1, 2000, the Company, SRI and SRI NV filed voluntary petitions under chapter 11 of title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas, Houston Division. During the Chapter 11 Proceedings, the Company has continued to manage and operate its assets and business as a debtor-in-possession, pending the formulation and confirmation of a reorganization plan and subject to the supervision and orders of the Court. Additionally, an unsecured creditor committee was formed and has the right to review and participate in the Chapter 11 Proceedings.

On November 3, 2000, the Company received a copy of the SEC's August 3, 2000 Order Directing Private Investigation "In the Matter of Stage Stores, Inc." (the "SEC Order"). The SEC Order is a confidential document directing a non-public investigation into related party transactions previously reported by the Company on Form 8-K dated March 9, 2000. The Company is cooperating with the SEC in the investigation.

The Company was named as one of 135 defendants in a patent infringement action brought by The Lemelson Medical, Education & Research Foundation, in the United States District Court for the District of Arizona. The plaintiff claims to be the owner of various patents covering optical scanning devices commonly used by retail outlets at checkout counters to scan prices for customer purchases. The complaint seeks injunctive relief to prevent alleged continuing infringement and unspecified damages for alleged past infringement. The court and the plaintiff were advised of the Company's Chapter 11 Proceeding, and the Company has asserted the protection of the automatic stay. The remaining defendants have formed a common defense group and plan to vigorously defend against the claims. The Company disputes the plaintiff's allegations and plans to monitor the action closely.

In the Chapter 11, the Company engaged in litigation with General Electric Capital Corporation ("GE Capital") regarding the proceeds received from the Company's sale of an aircraft (the "Aircraft") which was financed by GE Capital. On July 19, 2000, the Court entered its Order Authorizing Sale of Aircraft Located in Houston, Texas, Subject to All Liens Attaching to the Proceeds and Pursuant to 11 U.S.C. section 363, which enabled the Company to sell the Aircraft but provided that excess proceeds in the amount of $1,065,217 would be held in escrow, pending resolution of the entitlement to such proceeds. On January 1, 2001, in its Order Authorizing Disbursement of "Excess Proceeds" Upon Sale of Aircraft and the Findings of Fact and Conclusions of Law Concerning Entitlement to "Excess Proceeds" After Sale of Aircraft, the Court ordered that GE Capital was entitled to the excess proceeds. The Company has appealed this ruling and this matter is currently before the United States District Court for the Southern District of Texas.

Management believes that none of the matters in which the Company or its subsidiaries are currently involved, either individually or in the aggregate, is material to the financial position, results of operations or cash flows of the Company or its subsidiaries.

Letters of Credit: The Company issues letters of credit to support certain merchandise purchases which are required to be collateralized. The Company had outstanding letters of credit totaling approximately $2.4 million at February 3, 2001, all of which were collateralized by the DIP Financing Agreement (see Note 5). These letters of credit expire within twelve months of issuance.

Concentration of Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and accounts receivable. The Company's cash management and investment policies restrict investments to low-risk, highly-liquid securities and the Company performs periodic evaluations of the relative credit standing of the financial institutions with which it deals. The credit risk associated with the accounts receivable is limited by the large number of customers in the Company's customer base. The Company's customers primarily reside in the central United States.

NOTE 15 - CONSOLIDATING FINANCIAL STATEMENTS

SRI is the primary obligor under the long-term indebtedness issued in connection with the Senior Notes and Senior Subordinated Notes (see Note 5). Stage Stores and SRI NV, a wholly-owned subsidiary of Stage Stores (which was incorporated during June, 1997), are guarantors under such indebtedness. The consolidating condensed financial information for Stage Stores and its wholly-owned subsidiaries are presented below.

Consolidating Condensed Balance Sheet
February 3, 2001
(in thousands)

	Specialty Retailers, Inc.	Stage Stores, Inc.	Specialty Retailers, Inc. (NV)	Eliminations	Stage Stores Consolidated
ASSETS
Cash and cash equivalents	$ 17,285	$ 2	$ 3,223	$ --	$ 20,510
Accounts receivable	272,435	--	--	--	272,435
Merchandise inventories, net	218,683	--	--	--	218,683
Prepaid expenses and other current assets	15,577	--	--	--	15,577
Total current assets	523,980	2	3,223	--	527,205

Property, equipment and leasehold improvements, net	128,811	--	--	--	128,811
Other assets	9,921	--	62	--	9,983
Total assets	$ 662,712	$ 2	$ 3,285	$ --	$ 665,999

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable	$ 56,224	$ --	$ --	$ --	$ 56,224
Accrued expenses and other current liabilities	46,644	--	--	--	46,644
Debtor-in-possession facility	224,288	--	--	--	224,288
Total current liabilities	327,156	--	--	--	327,156

Other long-term liabilities	4,362	--	--	--	4,362
Intercompany notes/advances	192,370	(472)	(191,898)	--	--
Investment in subsidiaries	--	240,961	--	(240,961)	--
Liabilities subject to Compromise under reorganization proceedings	574,968	--	--	--	574,968
Total liabilities	1,098,856	240,489	(191,898)	(240,961)	906,486

Preferred stock	--	--	--	--	--
Common stock	--	268	--	--	268
Class B common stock	--	13	--	--	13
Additional paid-in capital	3,317	267,002	160,915	(164,232)	267,002
Accumulated earnings (deficit)	(431,406)	(499,715)	34,268	397,138	(499,715)
Accumulated other comprehensive income	(8,055)	(8,055)	--	8,055	(8,055)
Stockholders' equity (deficit)	(436,144)	(240,487)	195,183	240,961	(240,487)
Total liabilities and stockholders' equity (deficit)	$662,712	$ 2	$ 3,285	$ --	$665,999

Consolidating Condensed Balance Sheet
January 29, 2000
(in thousands)

	Specialty Retailers, Inc.	Stage Stores, Inc.	Specialty Retailers, Inc. (NV)	Eliminations	Stage Stores Consolidated
ASSETS
Cash and cash equivalents	$18,077	$102	$2,000	$ --	$20,179
Undivided interest in accounts receivable trust	41,600	--	--	--	41,600
Merchandise inventories, net	261,104	--	--	--	261,104
Prepaid expenses and other current assets	23,866	--	--	--	23,866
Total current assets	344,647	102	2,000	--	346,749

Property, equipment and leasehold improvements, net	180,761	--	1,073	--	181,834
Other assets	26,044	--	60	--	26,104
Total assets	$551,452	$102	$3,133	$ --	$554,687

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable	$40,955	$ --	$ --	$ --	$40,955
Accrued expenses and other current liabilities	72,155	22	--	--	72,177
Current portion of long-term debt	9,830	--	--	--	9,830
Long-term debt classified as current	492,393	--	--	--	492,393
Total current liabilities	615,333	22	--	--	615,355

Long-term debt	--	--	--	--	--
Other long-term liabilities	14,299	--	--	--	14,299
Intercompany notes/advances	187,279	18	(187,297)	--	--
Investment in subsidiaries	--	75,029	--	(75,029)	--
Total liabilities	816,911	75,069	(187,297)	(75,029)	629,654

Preferred stock	--	--	--	--	--
Common stock	--	268	--	--	268
Class B common stock	--	13	--	--	13
Additional paid-in capital	3,317	266,590	160,915	(164,232)	266,590
Accumulated earnings (deficit)	(264,438)	(337,500)	29,515	234,923	(337,500)
Accumulated other comprehensive income	(4,338)	(4,338)	--	4,338	(4,338)
Stockholders' equity (deficit)	(265,459)	(74,967)	190,430	75,029	(74,967)
Total liabilities and stockholders' equity (deficit)	$551,452	$102	3,133	$ --	$554,687

Consolidating Condensed Statement of Operations
Fiscal Year ended February 3, 2001
(in thousands)

	Specialty Retailers, Inc.	Stage Stores, Inc.	Specialty Retailers, Inc. (NV)	Eliminations	Stage Stores Consolidated

Net sales	$ 952,274	$ --	$ --	$ --	$ 952,274
Cost of sales and related buying, occupancy and distribution expenses	714,192	--	--	--	714,192
Gross profit	238,082	--	--	--	238,082
Selling, general and administrative expenses	247,721	--	(1,515)	--	246,206
Reorganization items and store closure costs	114,236	--	--	--	114,236
Interest expense, net	45,604	--	(5,797)	--	39,807
Income (loss) before income taxes	(169,479)	--	7,312	--	(162,167)
Income tax expense (benefit)	(2,511)	--	2,559	--	48
Income (loss) before equity in net earnings of subsidiaries	(166,968)	--	4,753	--	(162,215)
Equity in net earnings of subsidiaries	--	(162,215)	--	162,215	--
Net income (loss)	$ (166,968)	$ (162,215)	$ 4,753	$ 162,215	$ (162,215)

Consolidating Condensed Statement of Operations
Fiscal Year ended January 29, 2000
(in thousands)

	Specialty Retailers, Inc.	Stage Stores, Inc.	Specialty Retailers, Inc. (NV)	Eliminations	Stage Stores Consolidated

Net sales	$ 1,121,567	$ --	$ --	$ --	$1,121,567
Cost of sales and related buying, occupancy and distribution expenses	897,117	--	--	--	897,117
Gross profit	224,450	--	--	--	224,450
Selling, general and administrative expenses	388,276	125	(585)	--	387,816
Store opening costs	749	--	--	--	749
Reorganization items and store closure costs	44,237	--	--	--	44,237
Interest expense, net	65,351	--	(16,717)	--	48,634

Income (loss) before income taxes, equity in net earnings of subsidiaries, extraordinary item and cumulative effect of change in accounting principle	(274,163)	(125)	17,302	--	(256,986)
Income tax expense (benefit)	14,205	(44)	6,056	--	20,217
Income (loss) before equity in net earnings of subsidiaries, extraordinary item and cumulative effect of change in accounting principle	(288,368)	(81)	11,246	--	(277,203)
Equity in net earnings of subsidiaries	--	(281,809)	--	281,809	--
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	(288,368)	(281,890)	11,246	281,809	(277,203)
Extraordinary item - early retirement of debt, net of tax	(749)	--	--	--	(749)
Cumulative effect of change in accounting principle - reporting costs of start-up activities, net of tax	(3,938)	--	--	--	(3,938)
Net income (loss)	$ (293,055)	$ (281,890)	$ 11,246	$281,809	$(281,890)

Consolidating Condensed Statement of Operations
Fiscal Year ended January 30, 1999
(in thousands)

	Specialty Retailers, Inc.	Stage Stores, Inc.	Specialty Retailers, Inc. (NV)	Eliminations	Stage Stores Consolidated

Net sales	$1,173,547	$ --	$ --	$ --	$1,173,547
Cost of sales and related buying, occupancy and distribution expenses	839,238	--	--	--	839,238
Gross profit	334,309	--	--	--	334,309

Selling, general and administrative expenses	276,056	93	(4,672)	--	271,477
Store opening costs	10,192	--	--	--	10,192
Operating income	48,061	(93)	4,672	--	52,640

Interest expense, net	61,910	--	(15,439)	--	46,471

Income (loss) before income taxes	(13,849)	(93)	20,111	--	6,169
Income tax expense (benefit)	(4,551)	(33)	7,039	--	2,455
Income (loss) before equity in net earnings of subsidiaries	(9,298)	(60)	13,072	--	3,714
Equity in net earnings of subsidiaries	--	3,774	--	(3,774)	--
Net income (loss)	$(9,298)	$3,714	$13,072	$(3,774)	$3,714

Consolidating Condensed Statement of Cash Flows
Fiscal Year ended February 3, 2001
(in thousands)

	Specialty Retailers, Inc.	Stage Stores, Inc.	Specialty Retailers, Inc. (NV)	Eliminations	Stage Stores Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$ 71,151	$ (100)	$ 1,223	$ --	$ 72,274

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(5,390)	--	--	--	(5,390)
Proceeds from retirement of fixtures and equipment	567	--	--	--	567
Net cash provided by (used in) investing activities	(4,823)	--	--	--	(4,823)

Cash flows from financing activities:
Proceeds from debtor-in-possession credit facility	224,288	--	--	--	224,288
Proceeds from pre-petition working capital facility	5,916	--	--	--	5,916
Payments on long-term	(204)	--	--	--	(204)
Additions to debt issue costs	(10,617)	--	--	--	(10,617)
Repurchase of accounts receivable from accounts receivable trust	(286,503)	--	--	--	(286,503)
Net cash provided by (used in) Financing activities	(67,120)	--	--	--	(67,120)
Net increase (decrease) in cash and cash equivalents	(792)	(100)	1,223	--	331
Cash and cash equivalents:
Beginning of period	18,077	102	2,000	--	20,179
End of period	$ 17,285	$ 2	$ 3,223	$ --	$ 20,510

Consolidating Condensed Statement of Cash Flows
Fiscal Year ended January 29, 2000
(in thousands)

	Specialty Retailers, Inc.	Stage Stores, Inc.	Specialty Retailers, Inc. (NV)	Eliminations	Stage Stores Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$23,877	$ --	$24	$ --	$ 23,901

Cash flows from investing activities:
Investment in subsidiaries	--	(128)	--	128	--
Additions to property, equipment and leasehold improvements	(22,037)	--	--	--	(22,037)
Dividend from subsidiary	--	100	--	(100)	--
Net cash used in investing Activities	(22,037)	(28)	--	28	(22,037)

Cash flows from financing activities:
Proceeds from working capital facility	43,000	--	--	--	43,000
Proceeds from issuance of common stock	--	128	--	--	128
Proceeds from capital contribution	--	--	128	(128)	--
Payments on long-term debt	(34,813)	--	--	--	(34,813)
Additions to debt issue costs	(2,832)	--	--	--	(2,832)
Dividend paid	--	--	(100)	100	--
Net cash provided by (used in) financing activities	5,355	128	28	(28)	5,483

Net increase (decrease) in cash and cash equivalents	7,195	100	52	--	7,347

Cash and cash equivalents:
Beginning of period	10,882	2	1,948	--	12,832
End of period	$18,077	$102	$2,000	$ --	$ 20,179

Consolidating Condensed Statement of Cash Flows
Fiscal Year ended January 30, 1999
(in thousands)

	Specialty Retailers, Inc.	Stage Stores, Inc.	Specialty Retailers, Inc. (NV)	Eliminations	Stage Stores Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(17,161)	$(31)	$1,682	$ --	$(15,510)

Cash flows from investing activities:
Investment in subsidiaries	--	(1,038)	--	1,038	--
Additions to property, equipment and leasehold improvements	(88,047)	--	(672)	--	(88,719)
Dividend from subsidiary	--	100	--	(100)	--
Net cash used in investing Activities	(88,047)	(938)	(672)	938	(88,719)

Cash flows from financing activities:
Proceeds from working capital facility	96,300	--	--	--	96,300
Proceeds from issuance of common stock	--	955	--	--	955
Proceeds from capital contribution	--	--	1,038	(1,038)	--
Payments on long-term debt	(2,596)	--	--	--	(2,596)
Additions to debt issue costs	(913)	--	--	--	(913)
Dividend paid	--	--	(100)	100	--
Net cash provided by (used in) financing activities	92,791	955	938	(938)	93,746

Net increase (decrease) in cash and cash equivalents	(12,417)	(14)	1,948	--	(10,483)

Cash and cash equivalents:
Beginning of period	23,299	16	--	--	23,315
End of period	$10,882	$ 2	$1,948	$ --	$12,832

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

X - 1

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

*4.7 Sixth Amendment Agreement dated as of February 18, 2000 by and among Specialty Retailers, Inc., Stage Stores, Inc., the banks named therein and Credit Suisse First Boston to the Credit Agreement dated as of June 17, 1997.

*4.8 Credit Agreement dated as of March 6, 2000 by and among Specialty Retailers, Inc., Stage Stores, Inc., the banks named therein and Credit Suisse First Boston.

*4.9 Indenture dated as of June 17, 1997 relating to the $200,000,000 aggregate principal amount of 8 1/2 % Senior Notes due 2005 among Specialty Retailers, Inc., Stage Stores, Inc. and State Street Bank and Trust Company, and First Supplemental Indenture dated as of July 2, 1997 (Incorporated by Reference to Exhibit 4.2 of Registration No. 333-32695 on Form S-4).

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

*4.13 Second Amended and Restated Pooling and Servicing Agreement by and among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc., and Bankers Trust (Delaware) dated November 1, 1999.

*4.14 Amendment and Consent to the Second Amended and Restated Pooling and Servicing Agreement by and among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc., and Bankers Trust (Delaware) dated December 9, 1999.

*4.15 Amended and Restated Receivables Purchase Agreement among SRI Receivables Purchase Co., Inc. and Originators dated May 30, 1996 (Incorporated by Reference to Exhibit 4.7 on Form 10-Q of Apparel Retailers, Inc., dated May 4, 1996).

X - 2

EXHIBIT INDEX

(Continued)

Exhibit

Number Exhibit

*4.16 First Amendment to the Amended and Restated Receivables Purchase Agreement among SRI Receivables Purchase Co., Inc. and Originators dated August 1, 1998 (Incorporated by Reference to Exhibit 4.14 on Form 10-K of SRI Receivables Purchase Co., Inc., for fiscal year ended January 30, 1999).

*4.17 Second Amendment to the Amended and Restated Receivables Purchase Agreement among SRI Receivables Purchase Co., Inc. and Originators dated November 9, 1999.

*4.18 Receivables Transfer Agreement among Specialty Retailers, Inc., and Granite National Bank, N.A. dated as of August 1, 1998 (Incorporated by Reference to Exhibit 4.15 on Form 10-K of SRI Receivables Purchase Co., Inc., for fiscal year ended January 30, 1999).

*4.19 First Amendment to the Receivables Transfer Agreement among Specialty Retailers, Inc., and Granite National Bank, N.A. dated as of November 9, 1999.

*4.20 Series 1999-1 Supplement to the Second Amended and Restated Pooling and Servicing Agreement among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc. and Bankers Trust "Delaware", dated as of November 9, 1999, including amendments as of December 9, 1999.

*4.21 Issuance Supplement I to the Series 1999-1 Supplement to the Second Amended and Restated Pooling and Servicing Agreement among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc. and Bankers Trust "Delaware", dated as of November 9, 1999.

*4.22 Issuance and Indemnity Agreement among Specialty Retailers, Inc., SRI Receivables Purchase Co., Inc., Bankers Trust "Delaware" and R.V.I. Guaranty Co. Ltd, dated as of December 9, 1999.

*4.23 Class A-1 Certificate Purchase Agreement among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc., the Class A-1 Purchasers parties thereto and Credit Suisse First Boston, dated as of November 9, 1999.

*4.24 Class A-2 Certificate Purchase Agreement among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc., the Class A-2 Purchasers parties thereto and Credit Suisse First Boston, dated as of November 9, 1999.

*4.25 Class B Certificate Purchase Agreement among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc., the Class B Purchasers parties thereto and Credit Suisse First Boston, dated as of November 9, 1999.

*4.26 Class C and Class D Certificate Purchase Agreement among SRI Receivables Purchase Co., Inc., Specialty Retailers, Inc., and Credit Suisse First Boston, dated as of November 9, 1999.

*4.27 $450,000,000 Debtor-in-Possession Credit Agreement dated as of June 2, 2000 among Specialty Retailers, Inc., a Debtor and Debtor-in-Possession, as Borrower, Stage Stores, Inc., as Parent Guarantor, the Initial Lenders, Initial Issuing Bank and Swing Line Bank named herein as Initial lenders, Initial Issuing Bank and Swing Line Bank, Citicorp USA, Inc., as Collateral and Administrative Agent (Incorporated by Reference to Exhibit 4.1 of Form 10-Q of Stage Stores, Inc. dated December 20, 2000).

X - 3

EXHIBIT INDEX

(Continued)

Exhibit

Number Exhibit

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

*10.2 Apparel Retailers, Inc. Stock Option Plan (Incorporated by Reference to Exhibit 10.13 of Registration No. 33-68258 on Form S-4).

*10.3 Employment Agreement between Ron Lucas and Stage Stores, Inc. dated April 1, 1998. (Incorporated by Reference to Exhibit 10.8 on Form 10-K of Stage Stores, Inc., dated January 31, 1998).

*10.4 Employment Agreement between John J. Wiesner and Stage Stores, Inc. dated February 22, 2000.

*10.5 First Amendment to Employment Agreement between John J. Wiesner and Stage Stores, Inc. dated May 5, 2000.

*10.6 Securities Purchase Agreement among Palais Royal, Inc. and certain selling stockholders of Uhlmans, dated May 9, 1996 (Incorporated by Reference to Exhibit 10.1 on Form 10-Q of Stage Stores, Inc., dated June 12, 1996).

*10.7 Stage Stores, Inc. Amended and Restated 1996 Equity Incentive Plan (Incorporated by Reference to Exhibit A of the Proxy Statement for the annual meeting of stockholders of Stage Stores, Inc., dated April 13, 1999).

**10.8 Employment Agreement between James Scarborough and Stage Stores, Inc. dated July 31, 2000.

**10.9 Employment Agreement between John Wiesner and Stage Stores, Inc. dated July 31, 2000.

**10.10 Employment Agreement between Michael McCreery and Stage Stores, Inc. dated February 28, 2001.

*16.1 Letter of PricewaterhouseCoopers LLP dated January 11, 2001 (Incorporated by Reference to Exhibit 16.1 of Form 8-K of Stage Stores, Inc. dated January 4, 2001 as filed January 11, 2001).

*16.2 Letter of Deloitte & Touche LLP dated January 11, 2001 (Incorporated by Reference to Exhibit 16.2 of Form 8-K of Stage Stores, Inc. dated January 4, 2001 as filed January 11, 2001).

*21.1 List of Registrant's Subsidiaries.

**23.1 Consent of Deloitte & Touche LLP.

**23.2 Consent of PricewaterhouseCoopers LLP.

**99.1 Audit Committee Charter

________

* Previously Filed

** Filed Herewith

X - 4