Form 10-Q
period 2001-05-05
STAGE STORES INC
filed 2001-06-08
CIK 6885

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No _ _

The number of shares of common stock of Stage Stores, Inc. outstanding as of May 31, 2001 was 26,846,366 shares of Common Stock and 1,250,584 shares of Class B Common Stock.

PART I - FINANCIAL INFORMATION Item 1. FINANCIAL STATEMENTS Stage Stores, Inc.
(Debtor-in-Possession)
Consolidated Condensed Balance Sheet
(in thousands, except par values)

	May 5, 2001	February 3, 2001
ASSETS	(unaudited)
Cash and cash equivalents	$ 15,400	$ 20,510
Accounts receivable, net Accounts receivable, net	248,344	272,435
Merchandise inventories, net	200,753	218,683
Prepaid expenses and other current assets	12,800	15,577
Total current assets	477,297	527,205

Property, equipment and leasehold improvements, net	124,108	128,811
Other assets	8,721	9,983
Total assets	$ 610,126	$ 665,999

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$ 41,095	$ 56,224
Accrued expenses and other current liabilities	51,036	46,644
Debtor-in-possession credit facility	168,620	224,288
Total current liabilities	260,751	327,156

Liabilities subject to compromise under reorganization proceedings	579,001	574,968
Other long-term liabilities	4,550	4,362
Total liabilities	844,302	906,486

Preferred stock, par value $1.00, non-voting,
3 shares authorized, no shares
issued or outstanding	--	--
Common stock, par value $0.01, 75,000 shares
authorized, and 26,846 shares issued
and outstanding (see Note 3)	268	268
Class B common stock, par value $0.01, non-voting,
3,000 shares authorized, 1,250 shares
issued and outstanding (see Note 3)	13	13
Additional paid-in capital	267,002	267,002
Accumulated deficit	(493,404)	(499,715)
Accumulated other comprehensive loss	(8,055)	(8,055)
Stockholders' deficit	(234,176)	(240,487)
Commitments and contingencies	--	--
Total liabilities and stockholders' deficit	$ 610,126	$ 665,999

The accompanying notes are an integral part of this statement.

Stage Stores, Inc.
(Debtor-in-Possession)
Consolidated Condensed Statement of Operations
(in thousands, except per share amounts)
(unaudited)

	Thirteen Weeks Ended
	May 5, 2001	April 29, 2000

Net sales	$ 195,549	$230,352
Cost of sales and related buying,
occupancy and distribution expenses	133,296	172,034
Gross profit	62,253	58,318
Selling, general and administrative expenses	47,133	54,021
Reorganization items and store closure costs	3,336	15,045
Interest, net	5,468	13,428
Income (loss) before income tax	6,316	(24,176)
Income tax expense	5	25
Net income (loss)	$ 6,311	$ (24,201)

Basic income ( loss) per common share data:
Basic income (loss) per common share	$ 0.22	$ (0.86)
Basic weighted average common
shares outstanding	28,096	28,093

Diluted income (loss) per common share data:
Diluted income (loss) per common share	$ 0.22	$ (0.86)
Diluted weighted average common
shares outstanding	28,096	28,093

The accompanying notes are an integral part of this statement.

	Stage Stores, Inc.
	(Debtor-in-Possession)
	Consolidated Condensed Statement of Cash Flows
	(in thousands)
	(unaudited)

		Thirteen Weeks Ended
	May 5, 2001	April 29, 2000

Cash flows from operating activities:
Net income (loss)	$ 6,311	$ (24,201)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,660	4,328
Accretion of discount	--	323
Amortization of debt issue costs	1,235	1,889
Write-off of property, equipment and leasehold improvements and other assets associated with closed stores	306	15,000
Decrease in accounts receivable	24,091	6,073
Decrease (increase) in merchandise inventories	17,930	(228)
Decrease (increase) in other assets	2,765	(6,701)
Increase (decrease) in accounts payable and other liabilities	(7,040)	17,258
Total adjustments	44,947	37,942
Net cash provided by operating activities	51,258	13,741

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(1,282)	(807)
Proceeds from retirement of fixtures and equipment	75	--
Net cash used in investing activities	(1,207)	(807)

Cash flows from financing activities:
Payments on debtor-in-possession credit facility	(55,668)	--
Proceeds from (payments on) pre-petition working capital facility	507	(10,000)
Payments on long-term debt Proceeds from long-term debt	--	(185)
Additions to debt issue costs	--	(1,864)
Net cash used in financing activities	(55,161)	(12,049)

Net increase (decrease) in cash and cash equivalents	(5,110)	885

Cash and cash equivalents:
Beginning of period	20,510	20,179
End of period	$ 15,400	$ 21,064

Supplemental disclosure of cash flow information:

Interest paid	$ 5,696	$ 5,455

Income taxes paid (refunded)	$ --	$ (106)

The accompanying notes are an integral part of this statement.

Stage Stores, Inc.
(Debtor-in-Possession)
Consolidated Statement of Stockholders' Deficit
For the Thirteen Weeks Ended May 5, 2001
(in thousands)

Shares Outstanding
Shares of common stock issued:
Beginning balance	26,846
Ending balance	26,846

Shares of Class B stock issued:
Beginning balance	1,250
Ending balance	1,250

Stockholders' Deficit
Common stock issued:
Beginning balance	$ 268
Ending balance	268

Class B stock issued:
Beginning balance	13
Ending balance	13

Additional Paid-in Capital:
Beginning balance	267,002
Ending balance	267,002

Accumulated deficit and accumulated other
comprehensive income (loss):
Beginning balance	(507,770)
Comprehensive income:
Net income	6,311
Other comprehensive income	--
Total comprehensive income	6,311
Ending balance	(501,459)
Total Stockholders' Deficit	$ (234,176)

Accumulated other comprehensive loss:
Beginning balance	$ (8,055)
Ending balance	$ (8,055)

The accompanying notes are an integral part of this statement.

Stage Stores, Inc.

(Debtor-in-Possession)

Notes to Unaudited Consolidated Condensed Financial Statements

1. The accompanying Unaudited Consolidated Condensed Financial Statements of Stage Stores, Inc. ("Stage Stores") have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Those adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The Unaudited Consolidated Condensed Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto filed with Stage Stores' Annual Report on Form 10-K for the year ended February 3, 2001. References to a particular year are to Stage Stores' fiscal year, which is the 52 or 53 week period ending on the Saturday closest to January 31 of the following calendar year. For example, references to "2001" mean the fiscal year ending February 2, 2002. Certain reclassifications have been made to prior year balances to conform with the current year presentation.

2. Stage Stores conducts its business primarily through its wholly-owned subsidiary Specialty Retailers, Inc. ("SRI") which, as of May 5, 2001 operated 347 family apparel stores in 14 states located primarily in the south central United States. Stage Stores and SRI are collectively referred to herein as the "Company".

3. Stage Stores and its wholly owned subsidiaries, SRI and Specialty Retailers, Inc. (NV) ("SRI NV") (collectively, the "Debtors"), filed voluntary petitions under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") (the "Chapter 11 Proceedings") in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Court") on June 1, 2000 (the "Petition Date"). During the Chapter 11 Proceedings, the Company has continued to manage and operate its assets and business as a debtor-in-possession, pending the formulation and confirmation of a plan of reorganization and subject to the supervision and orders of the Court. Additionally, an unsecured creditor committee was formed and has the right to review and participate in the Chapter 11 Proceedings (see Note 1 to the Company's Consolidated Financial Statements filed with Stage Stores' Annual Report on Form 10-K for the year ended February 3, 2001).

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

On April 24, 2001, the Debtors filed, and subsequently amended on May 14, May 21, May 25 and June 6, 2001, a "Disclosure Statement", pursuant to Section 1125 of the Bankruptcy Code, and a "Plan of Reorganization" (the "Plan") with the Court. The Disclosure Statement sets forth certain information regarding, among other things, significant events that have occurred during the Chapter 11 Proceedings and the anticipated organization, operation and financing of "Reorganized Stage Stores". The Disclosure Statement describes the Plan, certain effects of Plan confirmation, certain risk factors associated with securities to be issued under the Plan and the manner in which distribution will be made under the Plan. In addition, the Disclosure Statement discusses the confirmation process and the voting procedures that holders of claims in impaired classes must follow for their votes to be counted. The Plan sets forth certain information regarding, among other things, the classification and treatment of claims and interests, means for implementation of the Plan, acceptance or rejection of the Plan and effect of rejection by one or more classes of claims or interests, provisions for governing distributions, the treatment of executory contracts and unexpired leases, conditions precedent to confirmation of the Plan and the occurrence of the effective date of the Plan. Upon confirmation of the Plan, all claims and interest of the Debtors will be discharged. On June 29, 2001, the Court will consider approval of the Disclosure Statement, as amended. The deadline for interested parties to object to the adequacy of the Disclosure Statement is June 22, 2001. If the Disclosure Statement is approved the Debtors will proceed with the solicitation of creditors' votes in favor of the Plan. Assuming the Disclosure Statement is approved by the Court on or about June 29, 2001, the Court has scheduled a hearing on August 8, 2001 for consideration of the Plan and established August 1, 2001 as a deadline for objecting to the Plan as filed with the Court.

The type and amount of distributions that each creditor receives will depend upon the class in which the claim is placed. The Plan generally provides for issuance of a new class of common stock of the Reorganized Company and cash payments totaling approximately $18 million in full settlement of pre-petition claims. The Plan, as filed, does not provide for any distribution to the holders of the Company's Common Stock or to the holders of the Company's Class B Common Stock. Further, the Plan calls for the cancellation of the currently outstanding Common Stock and Class B Common Stock upon confirmation of the Plan.

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

Substantially all of the Company's pre-petition liabilities are subject to compromise under reorganization proceedings. The Company's pre-petition debt to banks and bondholders is in default with the terms of the applicable loan agreements, notes and debentures. For financial reporting purposes subsequent to the Petition Date, those liabilities and obligations have been segregated and reclassified as liabilities subject to compromise under reorganization proceedings on the Consolidated Condensed Balance Sheet. Certain pre-petition liabilities were paid during the Chapter 11 Proceedings after approval by the Bankruptcy Court and, accordingly, have been included in the appropriate liability captions on the Consolidated Condensed Balance Sheet. The ultimate adequacy of security for any secured debt obligations and settlement of all liabilities and obligations cannot be determined until a plan of reorganization is confirmed.

The net expense resulting from the Company's Chapter 11 Proceedings, subsequent reorganization efforts and prior year store closures has been classified as reorganization items and store closure costs in the accompanying Unaudited Consolidated Condensed Statement of Operations. Components of reorganization items and store closure costs are as follows (in thousands):
	Thirteen Weeks Ended May 5, 2001	Thirteen Weeks Ended April 29, 2000
Costs associated with the store closures	$ 306	$ 15,045
Professional fees associated with the bankruptcy	2,931	--
Other	99	--
Total	$ 3,336	$ 15,045

The Company ceased accruing interest on pre-petition long-term debt on June 1, 2000. Reported interest does not include contractual interest on pre-petition debt of $7.1 million for the thirteen weeks ended May 5, 2001.

4. The Company has provided a full valuation allowance against the net deferred tax assets due to uncertainties concerning realization as a result of the Company's Chapter 11 Proceedings (see Note 11 to the Company's Consolidated Financial Statements filed with Stage Stores' Annual Report on Form 10-K for the year ended February 3, 2001). The Company has not recorded a federal income tax provision in the quarter ended May 5, 2001 as taxes payable on the current income have been offset by a reversal of the valuation allowance.

5. From time to time the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of their business. Upon the filing of the Chapter 11 Proceedings, certain of the cases described below were stayed pursuant to the automatic stay afforded by the Bankruptcy Code. These proceedings cannot go forward absent Court approval to lift the automatic stay.

On March 30, 1999, a class action lawsuit was filed against the Company and certain of its officers, directors and stockholders in the United States District Court for the Southern District of Texas, Houston Division by John C. Weld, Jr., a stockholder who purchased 125 shares of the Company's common stock on August 3, 1998, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (the "Weld Suit"). The Company believes that the allegations of the Weld Suit are without merit, and on July 23, 1999, the Company filed a motion to dismiss. United States District Judge Kenneth Hoyt entered an order on December 8, 1999 dismissing the Weld Suit. Mr. Weld appealed the order to the United States Court of Appeals for the Fifth Circuit (the "Fifth Circuit"). On May 16, 2001, the Fifth Circuit affirmed the District Court's dismissal of the Weld Suit. The plaintiffs in the Weld Suit have the option to appeal that decision to the United States Supreme Court, but the United States Supreme Court may or may not decide to hear the appeal.

On March 20, 2001, the Bankruptcy Court in the Chapter 11 Proceedings entered an order that authorized the Company and its subsidiaries to enter into and perform a Compromise, Settlement and Release Agreement dated January 31, 2001 with Carl Tooker, the Company's former Chairman, Chief Executive Officer and President, and his wife (the "Settlement Agreement") in the District Court of Harris County, Texas (the "Tooker Suit"). Pursuant to the Settlement Agreement, Mr. Tooker and his wife executed a promissory note dated March 30, 2001 payable to SRI in the principal sum of $1,215,567 (the "Maximum Principal Amount"), with an annual interest rate of 6.5%, and with a maturity date of February 11, 2011 (the "Note"). The Note provides that in the event $532,000 of the Maximum Principal Amount is paid on or before August 1, 2008 as provided in the Note, the remaining unpaid Maximum Principal Amount will not be payable and will be irrevocably waived by SRI. On March 30, 2001, Mr. Tooker also resigned from the Company's Board of Directors and as an officer of the Company and all of its affiliates, in both cases with the resignations to be deemed effective as of February 21, 2000. On April 10, 2001, the Tooker Suit was dismissed by the State Court with prejudice as to all parties.

In March 2000, eleven former employees of SRI d/b/a Palais Royal, filed two separate suits in the United States District Court for the Southern District of Texas against the Company, SRI and Mary Elizabeth Pena, arising out of alleged conduct occurring over an unspecified time while the plaintiffs were working at one or more Palais Royal stores in the Houston, Texas area. The plaintiffs allege that on separate occasions they were falsely accused of stealing merchandise and other company property and giving discounts for purchases against company policy. The suits accuse the defendants of defamation, false imprisonment, intentional infliction of mental distress, assault and violation of the Racketeer Influenced and Corrupt Organizations (RICO) Act. The claims seek unspecified damages for mental anguish, lost earnings, exemplary damages, treble damages, interest, attorneys' fees and costs. The Company denies the allegations and intends to vigorously defend the claims. These claims are currently stayed by reason of the Company's Chapter 11 Proceedings.

On June 1, 2000, the Company, SRI and SRI NV filed voluntary petitions under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Texas, Houston Division. During the Chapter 11 Proceedings, the Company has continued to manage and operate its assets and business as a debtor-in-possession, pending the formulation and confirmation of a reorganization plan and subject to the supervision and orders of the Court. Additionally, an unsecured creditor committee was formed and has the right to review and participate in the Chapter 11 Proceedings. On April 24, 2001, the Debtors filed, and subsequently amended on May 14, May 21, May 25 and June 6, 2001, a "Disclosure Statement", pursuant to Section 1125 of the Bankruptcy Code, and a "Plan of Reorganization" with the Court (see Note 3 above).

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

On April 14, 2000 the Company was named as one of 135 defendants in a patent infringement action brought by The Lemelson Medical, Education & Research Foundation, in the United States District Court for the District of Arizona. The plaintiff claims to be the owner of various patents covering optical scanning devices commonly used by retail outlets at checkout counters to scan prices for customer purchases. The complaint seeks injunctive relief to prevent alleged continuing infringement and unspecified damages for alleged past infringement. The court and the plaintiff were advised of the Company's Chapter 11 Proceeding, and the Company has asserted the protection of the automatic stay. The remaining defendants have formed a common defense group and plan to vigorously defend against the claims. The Company disputes the plaintiff's allegations and plans to monitor the action closely.

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

6. Prior to the Chapter 11 filing, the Company securitized substantially all of its trade accounts receivable (the "Accounts Receivable Securitization Program") through a wholly-owned special purpose entity, SRI Receivables Purchase Co., Inc. ("SRPC"). SRPC held a retained interest in the securitization vehicle (the "Retained Interest"), a special purpose trust (the "Trust"). Accordingly, the Company accounted for its Retained Interest as an investment in trading securities, which was recorded at fair value. Any change in the fair value in the Retained Interest was reflected currently in income.

In connection with the Chapter 11 filing on June 1, 2000, the Company paid the Trust $288.4 million in cash and surrendered its Retained Interest in exchange for all accounts receivable balances held by the Trust. The Trust used the cash proceeds to retire all remaining certificates and pay other costs associated with the termination of the Trust. The accounts receivable balances repurchased by the Company were recorded at the aggregate of the cash paid and the estimated fair value of the Retained Interest surrendered. The Company accretes the yield resulting from the estimated net future cash flows associated with the repurchased accounts receivable using the interest method. The yield is recorded in selling, general and administrative expenses in the accompanying financial statements. Service charge income, late fees and estimated bad debt expense related to credit sales made subsequent to June 1, 2000 are included in selling, general and administrative expenses in the accompanying financial statements.

In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 140, which replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", provides accounting and reporting standards for securitizations and other transfers of assets. Those standards are based on consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of assets, an entity recognizes the assets it controls and derecognizes assets when control has been surrendered. SFAS No. 140 provides consistent standards for distinguishing transfers of financial assets that are sales from those that are secured borrowings. The accounting requirements of this standard are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and must be applied prospectively. Under the Company's current structure for accounts receivable financing, adoption of the accounting requirements of this standard will not have a material effect on the statements of operations or financial position. The Company will re-evaluate application of this standard at the time of emergence from Chapter 11 Proceedings in the context of Chapter 11 exit financing ("Exit Financing") and other contractual agreements related to credit.

7. In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, which as amended and interpreted, establishes accounting and reporting standards for derivative instruments and hedging activity. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133, as amended, effective February 4, 2001. The adoption did not have a material effect on the Company's financial statements as all financial instruments and other contracts held or entered into by the Company either do not meet the definition of a derivative or qualify for the normal purchases and sales exemption.

8. The following Unaudited Consolidating Condensed Financial Statements for Stage Stores and its wholly-owned subsidiaries, including all significant intercompany transactions eliminated in consolidation, is presented to satisfy disclosure requirements pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934 with respect to wholly-owned subsidiaries of Stage Stores. Stage Stores does not prepare separate financial statements and related disclosures for its wholly-owned subsidiaries SRI and SRI NV because management has determined that such information is not material to investors. SRI is the primary obligor under the 8 1/2 percent Senior Notes due 2005 and the 9 percent Senior Subordinated Notes due 2007 (see Note 5 to the Company's Consolidated Financial Statements filed with Stage Stores' Annual Report on Form 10-K for the year ended February 3, 2001). Stage Stores and SRI NV are guarantors of such indebtedness.

Consolidating Condensed Balance Sheet
May 5, 2001
(in thousands, unaudited)

	Specialty Retailers, Inc.	Stage Stores, Inc.	Specialty Retailers, Inc. (NV)	Eliminations	Stage Stores Consolidated
ASSETS
Cash and cash equivalents	$ 11,864	$ 2	$3,534	$ --	$ 15,400
Accounts receivable, net	248,344	--	--	--	248,344
Merchandise inventories, net	200,753	--	--	--	200,753
Prepaid expenses and other current assets	12,800	--	--	--	12,800
Total current assets	473,761	2	3,534	--	477,297

Property, equipment and leasehold improvements, net	124,108	--	--	--	124,108
Other assets	8,660	--	61	--	8,721
Investment in subsidiaries	--	--	--	--	--
Total assets	$ 606,529	$ 2	$ 3,595	$ --	$ 610,126

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable	$ 41,095	$ --	$ --	$ --	$ 41,095
Accrued expenses and other current liabilities	51,036	--	--	--	51,036
Debtor-in-possession credit facility	168,620	--	--	--	168,620
Total current liabilities	260,751	--	--	--	260,751

Intercompany notes/advances	192,446	(472)	(191,974)	--	--
Liabilities subject to compromise under reorganization proceedings	579,001	--	--	--	579,001
Other long-term liabilities	4,550	--	--	--	4,550
Investment in subsidiaries	--	234,650	--	(234,650)	--
Total liabilities	1,036,748	234,178	(191,974)	(234,650)	844,302

Preferred stock	--	--	--	--	--
Common stock	--	268	--	--	268
Class B common stock	--	13	--	--	13
Additional paid-in capital	3,317	267,002	160,915	(164,232)	267,002
Accumulated earnings (deficit)	(425,481)	(493,404)	34,654	390,827	(493,404)
Accumulated other comprehensive income (loss)	(8,055)	(8,055)	--	8,055	(8,055)
Stockholders' equity (deficit)	(430,219)	(234,176)	195,569	234,650	(234,176)
Total liabilities and stockholders' equity (deficit)	$ 606,529	$ 2	$ 3,595	$ --	$ 610,126

Consolidating Condensed Balance Sheet
February 3, 2001
(in thousands, unaudited)

	Specialty Retailers, Inc.	Stage Stores, Inc.	Specialty Retailers, Inc. (NV)	Eliminations	Stage Stores Consolidated
ASSETS
Cash and cash equivalents	$ 17,285	$ 2	$ 3,223	$ --	$ 20,510
Accounts receivable, net	272,435	--	--	--	272,435
Merchandise inventories, net	218,683	--	--	--	218,683
Prepaid expenses and other current assets	15,577	--	--	--	15,577
Total current assets	523,980	2	3,223	--	527,205

Property, equipment and leasehold improvements, net	128,811	--	--	--	128,811
Other assets	9,921	--	62	--	9,983
Total assets	$ 662,712	$ 2	$ 3,285	$ --	$ 665,999

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable	$ 56,224	$ --	$ --	$ --	$ 56,224
Accrued expenses and other current liabilities	46,644	--	--	--	46,644
Debtor-in-possession facility	224,288	--	--	--	224,288
Total current liabilities	327,156	--	--	--	327,156

Other long-term liabilities	4,362	--	--	--	4,362
Intercompany notes/advances	192,370	(472)	(191,898)	--	--
Investment in subsidiaries	--	240,961	--	(240,961)	--
Liabilities subject to compromise under reorganization proceedings	574,968	--	--	--	574,968
Total liabilities	1,098,856	240,489	(191,898)	(240,961)	906,486

Preferred stock	--	--	--	--	--
Common stock	--	268	--	--	268
Class B common stock	--	13	--	--	13
Additional paid-in capital	3,317	267,002	160,915	(164,232)	267,002
Accumulated earnings (deficit)	(431,406)	(499,715)	34,268	397,138	(499,715)
Accumulated other comprehensive income (loss)	(8,055)	(8,055)	--	8,055	(8,055)
Stockholders' equity (deficit)	(436,144)	(240,487)	195,183	240,961	(240,487)
Total liabilities and stockholders' equity (deficit)	$662,712	$ 2	$ 3,285	$ --	$665,999

Consolidating Condensed Statement of Operations
Thirteen Weeks Ended May 5, 2001
(in thousands, unaudited)

	Specialty Retailers, Inc.	Stage Stores, Inc.	Specialty Retailers, Inc. (NV)	Eliminations	Stage Stores Consolidated

Net sales	$195,549	$--	$ --	$ --	$195,549
Cost of sales and related buying, occupancy and distribution expenses	133,296	--	--	--	133,296
Gross profit	62,253	--	--	--	62,253
Selling, general and administrative expenses	47,689	--	(556)	--	47,133
Reorganization items and store closure costs	3,336	--	--	--	3,336
Interest expense, net	5,506	--	(38)	--	5,468
Income before income taxes	5,722	--	594	--	6,316
Income tax expense (benefit)	(203)	--	208	--	5
Income before equity in net earnings of subsidiaries	5,925	--	386	--	6,311
Equity in net earnings of subsidiaries	--	6,311	--	(6,311)	--
Net income (loss)	$ 5,925	$ 6,311	$ 386	$ (6,311)	$ 6,311

Consolidating Condensed Statement of Operations
Thirteen Weeks Ended April 29, 2000
(in thousands, unaudited)

	Specialty Retailers, Inc.	Stage Stores, Inc.	Specialty Retailers, Inc. (NV)	Eliminations	Stage Stores Consolidated

Net sales	$230,352	$ --	$ --	$ --	$230,352
Cost of sales and related buying, occupancy and distribution expenses	172,034	--	--	--	172,034
Gross profit	58,318	--	--	--	58,318
Selling, general and administrative expenses	54,317	11	(307)	--	54,021
Reorganization items and store closure costs	15,045	--	--	--	15,045
Interest expense, net	17,752	--	(4,324)	--	13,428
Income (loss) before income taxes	(28,796)	(11)	4,631	--	(24,176)
Income tax expense (benefit)	(126)	--	151	--	25
Income (loss) before equity in net earnings of subsidiaries	(28,670)	(11)	4,480	--	(24,201)
Equity in net earnings of subsidiaries	--	(24,190)	--	24,190	--
Net income (loss)	$ (28,670)	$ (24,201)	$ 4,480	$ 24,190	$ (24,201)

Consolidating Condensed Statement of Cash Flows
Thirteen Weeks Ended May 5, 2001
(in thousands, unaudited)

	Specialty Retailers, Inc.	Stage Stores, Inc.	Specialty Retailers, Inc. (NV)	Eliminations	Stage Stores Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$50,947	$ --	$ 311	$ --	$51,258

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(1,282)	--	--	--	(1,282)
Proceeds from retirement of fixtures and equipment	75	--	--	--	75
Net cash used in investing activities	(1,207)	--	--	--	(1,207)

Cash flows from financing activities:
Payments on debtor-in-possession credit facility	(55,668)	--	--	--	(55,668)
Proceeds from pre-petition working capital facility	507	--	--	--	507
Net cash used in financing activities Financing activities	(55,161)	--	--	--	(55,161)
Net increase (decrease) in cash and cash equivalents	(5,421)	--	311	--	(5,110)
Cash and cash equivalents:
Beginning of period	17,285	2	3,223	--	20,510
End of period	$ 11,864	$ 2	$ 3,534	--	$ 15,400

Consolidating Condensed Statement of Cash Flows
Thirteen Weeks Ended April 29, 2000
(in thousands, unaudited)

	Specialty Retailers, Inc.	Stage Stores, Inc.	Specialty Retailers, Inc. (NV)	Eliminations	Stage Stores Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$ 13,843	$(100)	$(2)	$--	$13,741

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(807)	--	--	--	(807)
Net cash provided by (used in) investing activities	(807)	--	--	--	(807)

Cash flows from financing activities:
Payments on pre-petition working capital facility	(10,000)	--	--	--	(10,000)
Payments on long-term debt	(185)	--	--	--	(185)
Additions to debt issue costs	(1,864)	--	--	--	(1,864)
Net cash used in financing activities	(12,049)	--	--	--	(12,049)
Net increase (decrease) in cash and cash equivalents	987	(100)	(2)	--	885
Cash and cash equivalents:
Beginning of period	18,077	102	2,000	--	20,179
End of period	$ 19,064	$ 2	$1,998	$--	$ 21,064

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

Certain items discussed or incorporated by reference herein contain forward-looking statements that involve risks and uncertainties including, but not limited to, bankruptcy court actions or proceedings related to the bankruptcy of Stage Stores and its subsidiaries, the ability to obtain financing on terms reasonably satisfactory to the Company, the ability of the Company to maintain normal trade terms from its vendors, the ability of the Company to comply with the various covenant requirements contained in the Company's DIP Financing Agreement and the demand for apparel. The demand for apparel can be affected by weather patterns, levels of competition, competitors' marketing strategies, changes in fashion trends, availability of product on normal payment terms and the failure to achieve the expected results of the Company's merchandising and marketing plans as well as its store opening and closing plans. The occurrence of any of the above have had and can continue to have a material and adverse impact on the Company's operating results (see Item 7. "Risk Factors" in Stage Stores' Annual Report on Form 10-K for the year ended February 3, 2001). Certain information herein contains estimates, which represent management's best judgment as of the date hereof based on information currently available; however, the Company does not intend to update this information to reflect developments or information obtained after the date hereof and disclaims any legal obligation to the contrary.

General

Overview. Stage Stores operates retail stores offering moderately priced, nationally recognized brand name apparel, accessories, cosmetics and footwear for the entire family, the majority of which are in small towns and communities located primarily throughout the south central United States. The Company has recognized the high level of brand awareness and demand for fashionable, quality apparel by consumers in small markets and has identified these markets as a profitable and under served niche. The Company has developed a franchise focused on small markets offering a broad range of brand name merchandise with a high level of customer service in convenient locations.

At May 5, 2001, the Company, through its wholly owned subsidiary SRI, operated 347 stores in 14 south central states. Although the Company's stores may be operated under its "Stage", "Bealls" and "Palais Royal" trade names depending on the geographical market, the Company operates the vast majority of the stores under one concept and strategy. The majority of the Company's stores are located in small towns and communities with populations at or below 30,000, while the remainder of the Company's stores operate in metropolitan areas, such as Houston, Texas.

Chapter 11 Filing. Stage Stores and its wholly owned subsidiaries, SRI and SRI NV, filed voluntary petitions under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Texas, Houston Division on June 1, 2000. During the Chapter 11 Proceedings, the Company has continued to manage and operate its assets and business as a debtor-in-possession, pending the formulation and confirmation of a plan of reorganization and subject to the supervision and orders of the Court. Additionally, an unsecured creditor committee was formed and has the right to review and participate in the Chapter 11 Proceedings.

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

On April 24, 2001, the Debtors filed, and subsequently amended on May 14, May 21, May 25 and June 6, 2001, a "Disclosure Statement", pursuant to Section 1125 of the Bankruptcy Code, and a "Plan of Reorganization" with the Court. The Disclosure Statement sets forth certain information regarding, among other things, significant events that have occurred during the Chapter 11 Proceedings and the anticipated organization, operation and financing of "Reorganized Stage Stores". The Disclosure Statement describes the Plan, certain effects of Plan confirmation, certain risk factors associated with securities to be issued under the Plan and the manner in which distribution will be made under the Plan. In addition, the Disclosure Statement discusses the confirmation process and the voting procedures that holders of claims in impaired classes must follow for their votes to be counted. The Plan sets forth certain information regarding, among other things, the classification and treatment of claims and interests, means for implementation of the Plan, acceptance or rejection of the Plan and effect of rejection by one or more classes of claims or interests, provisions for governing distributions, the treatment of executory contracts and unexpired leases, conditions precedent to confirmation of the Plan and the occurrence of the effective date of the Plan. Upon confirmation of the Plan, all claims and interest of the Debtors will be discharged. On June 29, 2001, the Court will consider approval of the Disclosure Statement, as amended. The deadline for interested parties to object to the adequacy of the Disclosure Statement is June 22, 2001. If the Disclosure Statement is approved the Debtors will proceed with the solicitation of creditors' votes in favor of the Plan. Assuming the Disclosure Statement is approved by the Court on or about June 29, 2001, the Court has scheduled a hearing on August 8, 2001 for consideration of the Plan and established August 1, 2001 as a deadline for objecting to the Plan as filed with the Court.

The type and amount of distributions that each creditor receives will depend upon the class in which the claim is placed. The Plan generally provides for issuance of a new class of common stock of the Reorganized Company and cash payments totaling approximately $18 million in full settlement of pre-petition claims. The Plan, as filed, does not provide for any distribution to the holders of the Company's Common Stock or to the holders of the Company's Class B Common Stock. Further, the Plan calls for the cancellation of the currently outstanding Common Stock and Class B Common Stock upon confirmation of the Plan.

The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements included in Stage Stores' Annual Report on Form 10-K for the year ended February 3, 2001.

Results of Operations

Thirteen Weeks Ended May 5, 2001 Compared to Thirteen Weeks Ended April 29, 2000

Sales for the thirteen weeks ended May 5, 2001 (the "current year first quarter") decreased 15.1% to $195.5 million from $230.4 million for the thirteen weeks ended April 29, 2000 (the "prior year first quarter"). The decrease in sales for the current year first quarter was primarily due to the net reduction of 300 stores since the end of the prior year first quarter. Comparable store sales increased $30.1 million, or 18.4%, over the prior year first quarter. Prior to the Petition Date, which includes the prior year first quarter, there was a significant disruption in the flow of merchandise from the Company's vendors due to the financial difficulties experienced by the Company. Subsequent to the Petition Date and the implementation of the DIP Financing Agreement, the level of trade support increased significantly. As a result, the flow of merchandise from the Company's vendors normalized, thereby allowing the Company to properly inventory its stores. The positive impact of the Company's improved inventory levels and merchandise mix is reflected in the comparable store sales reported for the period.

Gross profit increased 6.7% to $62.3 million for the current year first quarter from $58.3 million for the prior year first quarter. Gross profit, as a percent of sales, increased to 31.8% for the current year first quarter from 25.3% for the prior year first quarter. The gross profit percentage for the current year first quarter benefited from, among other things, (i) a reduction in the level of markdowns taken during the period as a result of a lower level of clearance merchandise and (ii) an improved merchandise mix as discussed in the preceding paragraph.

Selling, general and administrative ("SG&A") expenses for the current year first quarter decreased 12.8% to $47.1 million from $54.0 million in the prior year first quarter and, as a percent of sales, increased to 24.1% from 23.5% in the comparable period last year. SG&A expenses for the current year first quarter benefited from, among other things, (i) the net reduction of 300 stores since the end of the prior year first quarter and (ii) the Company's continuing efforts in controlling SG&A expenses.

As discussed in Footnote 6 to the Unaudited Consolidated Condensed Financial Statements, the Company recorded the Retained Interest associated with the Accounts Receivable Securitization Program at the estimated fair value prior to the repurchase of accounts receivable in conjunction with the bankruptcy filing. For the prior year first quarter, the Company recorded a gain associated with its Accounts Receivable Securitization Program of $8.8 million as a decrease in selling, general and administrative expenses. During the current year first quarter, the Company recorded $5.4 million as a reduction in selling, general and administrative expenses representing the aggregate amount of yield associated with repurchased accounts receivable and service charge and late fee income and bad debt expense associated with accounts receivable related to credit sales after the repurchase of the accounts receivable.

Reorganization items and store closure costs decreased to $3.3 million for the current year first quarter from $15.0 million for the prior year first quarter. Reorganization items and store closure costs for the current year first quarter primarily reflect professional fees paid in connection with the Company's Chapter 11 Proceedings and reorganization efforts, while the total for the prior year first quarter reflects the write-off of fixed assets and other assets associated with store closures.

Net interest expense for the current year first quarter decreased 59.3% to $5.5 million from $13.4 million for the prior year. The current year benefited from, among other things, (i) the suspension of interest accrued on the pre-petition borrowings and (ii) a lower level of average borrowings outstanding during the current year first quarter as compared to the prior year first quarter. In addition, all gains or losses associated with the Company's previously existing Accounts Receivable Securitization Program (which included $5.4 million of interest expense incurred on borrowings under the Accounts Receivable Securitization Program during the prior year first quarter) were charged to SG&A expenses in the prior year first quarter, while all interest expense incurred on borrowings subsequent to the Petition Date is charged to net interest expense. The amount of contractual interest expense not recognized in the Unaudited Consolidated Condensed Statement of Operations related to the pre-petition borrowings for the current year first quarter was $7.1 million.

As a result of the foregoing, the Company had net income of $6.3 million for the current year first quarter as compared to a net loss of $24.2 million for the prior first quarter.

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

Liquidity and Capital Resources

Total working capital increased to $216.5 million at May 5, 2001 from $200.0 million at February 3, 2001, an increase of $16.5 million. Cash flow from operations, before changes in working capital, of $13.5 million combined with net reductions in working capital required of $37.7 million were used to finance $1.3 million of capital expenditures and reduce the level of borrowings outstanding under the DIP Financing Agreement during the current year first quarter. The most significant changes in working capital during the current year first quarter included a reduction in merchandise inventory and cash and cash equivalents associated with the 2000 Store Closing Plan, in which 108 stores were closed and liquidated during the period, and seasonal working capital changes including the seasonal paydown of private label credit card receivables.

On June 2, 2000, the Company entered into a three year, $450.0 million DIP Financing Agreement with a lender to finance, among other things, the Company's working capital requirements during the Chapter 11 Proceedings. The commitment under the DIP Financing Agreement has subsequently been reduced to $375.0 million primarily as a result of Stage Stores receiving proceeds from the sale of assets in connection with the Company's 2000 Store Closure Program. The DIP Financing Agreement specifies that the commitment must be reduced if the Company sells assets not in the ordinary course of business. The reduction in the commitment from $450.0 million to $375.0 million has had no impact on the availability under the DIP Financing Agreement. Borrowings under the DIP Financing Agreement are limited to the availability under a borrowing base which includes eligible inventory, accounts receivable and certain leasehold interest. In addition, substantially all of the Company's assets serve as collateral for the DIP Financing Agreement. Borrowings under the DIP Financing Agreement are payable upon maturity and the daily interest rates are based upon a Base rate or Eurodollar rate plus an applicable margin based on availability as set forth in the DIP Financing Agreement. Borrowings outstanding under the DIP Financing Agreement at May 5, 2001 totaled $168.6 million. Availability under the DIP Financing Agreement at May 5, 2001 was $153.4 million.

The DIP Financing Agreement contains covenants which, among other things, restrict the (i) incurrence of additional debt, (ii) incurrence of capital lease obligations, (iii) aggregate amount of capital expenditures and (iv) transactions with related parties. In addition, the DIP Financing Agreement requires the Company to maintain compliance with a certain specified level of earnings before depreciation, interest, taxes and special charges. The Company was in compliance with this covenant at May 5, 2001.

The Company's primary capital requirements are for working capital for operations, debt service under the DIP Financing Agreement, professional fees during the reorganization process and capital expenditures. Capital expenditures for 2001 are expected to be $25.0 million, primarily reflecting maintenance expenditures at the Company's stores and infrastructure investment. Management believes that there should be sufficient liquidity provided by cash flow from operations and from funds under the DIP Financing Agreement to fund the Company's working capital requirements during the reorganization proceedings.

The Company has entered into a letter of intent with a financial institution and is taking steps to arrange Exit Financing which will be put into place on the effective date of the Plan. Management believes that it will be able to obtain Exit Financing in the amount and on terms that are satisfactory to the Company. However, there can be no assurances that the Company will be successful in arranging its Exit Financing.

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

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 140, which replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", provides accounting and reporting standards for securitizations and other transfers of assets. Those standards are based on consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of assets, an entity recognizes the assets it controls and derecognizes assets when control has been surrendered. SFAS No. 140 provides consistent standards for distinguishing transfers of financial assets that are sales from those that are secured borrowings. The accounting requirements of this standard are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and must be applied prospectively. Under the Company'-s current structure for accounts receivable financing, adoption of the accounting requirements of this standard will not have a material effect on the statements of operations or financial position. The Company will re-evaluate application of this standard at the time of emergence from Chapter 11 Proceedings in the context of its Exit Financing and other contractual agreements related to credit.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Borrowings under the Company's DIP Financing Agreement, which totaled $168.6 million at May 5, 2001, bear a floating rate of interest. A hypothetical 10% change in interest rates from the May 5, 2001 levels would have an approximate $1.3 million effect on the Company's results of operations and cash flows.

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

On March 30, 1999, a class action lawsuit was filed against the Company and certain of its officers, directors and stockholders in the United States District Court for the Southern District of Texas, Houston Division by John C. Weld, Jr., a stockholder who purchased 125 shares of the Company's common stock on August 3, 1998, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (the "Weld Suit"). The Company believes that the allegations of the Weld Suit are without merit, and on July 23, 1999, the Company filed a motion to dismiss. United States District Judge Kenneth Hoyt entered an order on December 8, 1999 dismissing the Weld Suit. Mr. Weld appealed the order to the United States Court of Appeals for the Fifth Circuit (the "Fifth Circuit"). On May 16, 2001, the Fifth Circuit affirmed the District Court's dismissal of the Weld Suit. The plaintiffs in the Weld Suit have the option to appeal that decision to the United States Supreme Court, but the United States Supreme Court may or may not decide to hear the appeal.

On March 20, 2001, the Bankruptcy Court in the Chapter 11 Proceedings entered an order that authorized the Company and its subsidiaries to enter into and perform a Compromise, Settlement and Release Agreement dated January 31, 2001 with Carl Tooker, the Company's former Chairman, Chief Executive Officer and President, and his wife (the "Settlement Agreement") in the District Court of Harris County, Texas (the "Tooker Suit"). Pursuant to the Settlement Agreement, Mr. Tooker and his wife executed a promissory note dated March 30, 2001 payable to SRI in the principal sum of $1,215,567 (the "Maximum Principal Amount"), with an annual interest rate of 6.5%, and with a maturity date of February 11, 2011 (the "Note"). The Note provides that in the event $532,000 of the Maximum Principal Amount is paid on or before August 1, 2008 as provided in the Note, the remaining unpaid Maximum Principal Amount will not be payable and will be irrevocably waived by SRI. On March 30, 2001, Mr. Tooker also resigned from the Company's Board of Directors and as an officer of the Company and all of its affiliates, in both cases with the resignations to be deemed effective as of February 21, 2000. On April 10, 2001, the Tooker Suit was dismissed by the State Court with prejudice as to all parties.

In March 2000, eleven former employees of SRI d/b/a Palais Royal, filed two separate suits in the United States District Court for the Southern District of Texas against the Company, SRI and Mary Elizabeth Pena, arising out of alleged conduct occurring over an unspecified time while the plaintiffs were working at one or more Palais Royal stores in the Houston, Texas area. The plaintiffs allege that on separate occasions they were falsely accused of stealing merchandise and other company property and giving discounts for purchases against company policy. The suits accuse the defendants of defamation, false imprisonment, intentional infliction of mental distress, assault and violation of the Racketeer Influenced and Corrupt Organizations (RICO) Act. The claims seek unspecified damages for mental anguish, lost earnings, exemplary damages, treble damages, interest, attorneys' fees and costs. The Company denies the allegations and intends to vigorously defend the claims. These claims are currently stayed by reason of the Company's Chapter 11 Proceedings.

On June 1, 2000, the Company, SRI and SRI NV filed voluntary petitions under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Texas, Houston Division. During the Chapter 11 Proceedings, the Company has continued to manage and operate its assets and business as a debtor-in-possession, pending the formulation and confirmation of a reorganization plan and subject to the supervision and orders of the Court. Additionally, an unsecured creditor committee was formed and has the right to review and participate in the Chapter 11 Proceedings. On April 24, 2001, the Debtors filed, and subsequently amended on May 14, May 21, May 25 and June 6, 2001, a "Disclosure Statement", pursuant to Section 1125 of the Bankruptcy Code, and a "Plan of Reorganization" with the Court (see Part I Item 2. "Chapter 11 Filing" above).

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

On April 14, 2000 the Company was named as one of 135 defendants in a patent infringement action brought by The Lemelson Medical, Education & Research Foundation, in the United States District Court for the District of Arizona. The plaintiff claims to be the owner of various patents covering optical scanning devices commonly used by retail outlets at checkout counters to scan prices for customer purchases. The complaint seeks injunctive relief to prevent alleged continuing infringement and unspecified damages for alleged past infringement. The court and the plaintiff were advised of the Company's Chapter 11 Proceeding, and the Company has asserted the protection of the automatic stay. The remaining defendants have formed a common defense group and plan to vigorously defend against the claims. The Company disputes the plaintiff's allegations and plans to monitor the action closely.

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

Item 2. CHANGES IN SECURITIES

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Substantially all of the Company's pre-petition liabilities are subject to settlement under reorganization proceedings. The Company's pre-petition debt to banks and bondholders is in default of the terms of the applicable loan agreements, notes and debentures. For financial reporting purposes, those liabilities and obligations have been classified as liabilities subject to compromise under reorganization proceedings. The ultimate adequacy of security for any secured debt obligations and settlement of all liabilities and obligations cannot be determined until a plan of reorganization is confirmed. Under the terms of the proposed Plan, the type and amount of distributions that each creditor receives will depend upon the class in which the claim is placed. The proposed Plan generally provides for issuance of a new class of common stock in a reorganized company and cash payments, totaling approximately $18 million, in full settlement of pre-petition claims.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  Exhibits

  None

  Reports on Form 8-K

The Company filed a News Release on Form 8-K dated April 25, 2001 related to Stage Stores, Inc. announcing that it had filed a Plan of Reorganization and Disclosure Statement with the U.S. Bankruptcy Court for the Southern District of Texas, Houston Division.

The Company filed a News Release on Form 8-K dated May 21, 2001 related to Stage Stores, Inc. announcing that it had filed a Second Amended Plan of Reorganization and Disclosure Statement in Support of Second Amended Plan of Reorganization with the U.S. Bankruptcy Court for the Southern District of Texas, Houston Division.

The Company filed a News Release on Form 8-K dated May 30, 2001 related to Stage Stores, Inc. announcing that the U.S. Bankruptcy Court for the Southern District of Texas, Houston Division had ruled on the adequacy of the Company's Disclosure Statement in Support of Third Amended Plan of Reorganization, had scheduled a hearing for June 29, 2001 to rule on the adequacy of the Disclosure Statement, as Modified, and had tentatively scheduled a hearing for August 8, 2001 for consideration and confirmation of the Third Amended Plan of Reorganization, as Modified.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAGE STORES, INC.

June 7, 2001 /s/ James Scarborough

(Date) James Scarborough

Chief Executive Officer and President

June 7, 2001 /s/ Michael E. McCreery

(Date) Michael E. McCreery

Executive Vice President, Chief Financial Officer and

Corporate Secretary