Form 10-Q
period 2001-08-04
STAGE STORES INC
filed 2001-08-22
CIK 6885

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No _ _

The number of shares of common stock of Stage Stores, Inc. outstanding as of August 15, 2001 was 26,846,366 shares of Common Stock and 1,250,584 shares of Class B Common Stock.

PART I - FINANCIAL INFORMATION Item 1. FINANCIAL STATEMENTS Stage Stores, Inc.
(Debtor-in-Possession)
Consolidated Condensed Balance Sheets
(in thousands, except par values)

	August 4, 2001	February 3, 2001
ASSETS	(unaudited)
Cash and cash equivalents	$21,079	$20,510
Accounts receivable, net Accounts receivable, net	242,357	272,435
Merchandise inventories, net	192,037	218,683
Prepaid expenses and other current assets	14,614	15,577
Total current assets	470,087	527,205

Property, equipment and leasehold improvements, net	121,079	128,811
Other assets	7,544	9,983
Total assets	$598,710	$665,999

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$50,470	$56,224
Accrued expenses and other current liabilities	48,941	46,644
Current portion of long-term debt	197	--
Debtor-in-possession credit facility	147,248	224,288
Total current liabilities	246,856	327,156

Liabilities subject to compromise under reorganization proceedings	578,095	574,968
Long-term debt	873	--
Other long-term liabilities	4,721	4,362
Total liabilities	830,545	906,486

Preferred stock, par value $1.00, non-voting, 3 shares authorized, no shares issued or outstanding	--	--
Common stock, par value $0.01, 75,000 shares authorized, and 26,846 shares issued and outstanding (see Note 3)	268	268
Class B common stock, par value $0.01, non-voting, 3,000 shares authorized, 1,250 shares issued and outstanding (see Note 3)	13	13
Additional paid-in capital	267,002	267,002
Accumulated deficit	(491,063)	(499,715)
Accumulated other comprehensive loss	(8,055)	(8,055)
Stockholders' deficit	(231,835)	(240,487)
Commitments and contingencies	--	--
Total liabilities and stockholders' deficit	$598,710	$665,999

Stage Stores, Inc.
(Debtor-in-Possession)
Consolidated Condensed Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2001	July 29, 2000	August 4, 2001	July 29, 2000

Net sales	$195,538	$215,455	$391,087	$445,807
Cost of sales and related buying, occupancy and distribution expenses	139,597	176,251	272,893	348,285
Gross profit	55,941	39,204	118,194	97,522
Selling, general and administrative expenses	44,295	65,552	91,428	119,573
Reorganization items and store closure costs	5,095	60,935	8,431	75,980
Interest, net	4,205	10,529	9,673	23,957
Income (loss) before income tax	2,346	(97,812)	8,662	(121,988)
Income tax expense	5	25	10	50
Net income (loss)	$2,341	$(97,837)	$8,652	$(122,038)

Basic income (loss) per common share data:
Basic income (loss) per common share	$0.08	$(3.48)	$0.31	$(4.34)
Basic weighted average common shares outstanding	28,096	28,096	28,096	28,093

Diluted income (loss) per common share data:
Diluted income (loss) per common share	$0.08	$(3.48)	$0.31	$(4.34)
Diluted weighted average common shares outstanding	28,096	28,096	28,096	28,093

Stage Stores, Inc.
(Debtor-in-Possession)
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Twenty-Six Weeks Ended
	August 4, 2001	July 29, 2000
Cash flows from operating activities:
Net income (loss)	$8,652	$(122,038)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,296	11,084
Amortization of debt issue costs	2,470	3,967
Provision for bad debts	10,940	3,796
Accretion of discount	--	436
Write-off of property, equipment and leasehold improvements and other assets associated with closed stores	1,175	15,000
Write-off pre-petition debt issue costs and original issue discount	--	17,987
Write-off other intangibles	--	3,130
Write-down of undivided interest in accounts receivable trust	--	6,155
Decrease in accounts receivable	19,138	22,536
Decrease in merchandise inventories	26,646	25,981
Decrease in other assets	922	5,319
Increase in accounts payable and other liabilities	435	76,122
Total adjustments	73,022	191,513
Net cash provided by operating activities	81,674	69,475

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(4,942)	(2,350)
Proceeds from retirement of fixtures and equipment	355	--
Net cash used in investing activities	(4,587)	(2,350)

Cash flows from financing activities:
Proceeds from (payments on) debtor-in-possession credit facility	(77,040)	245,028
Proceeds from (payments on) pre-petition working capital facility	832	(13,000)
Payments on long-term debt	(185)	(204)
Additions to debt issue costs	(125)	(10,542)
Repurchase of accounts receivable from accounts receivable trust	--	(286,503)
Net cash used in financing activities	(76,518)	(65,221)

Net increase in cash and cash equivalents	569	1,904

Cash and cash equivalents:
Beginning of period	20,510	20,179
End of period	$21,079	$22,083

Supplemental disclosure of cash flow information:
Interest paid	$10,103	$10,983
Income taxes paid (refunded)	$--	$(14)

Stage Stores, Inc.
(Debtor-in-Possession)
Consolidated Statements of Stockholders' Deficit
For the Twenty-Six Weeks Ended August 4, 2001
(in thousands)
(unaudited)

Shares Outstanding
Shares of common stock issued:
Beginning balance	26,846
Ending balance	26,846

Shares of Class B stock issued:
Beginning balance	1,250
Ending balance	1,250

Stockholders' Deficit
Common stock issued:
Beginning balance	$268
Ending balance	268

Class B stock issued:
Beginning balance	13
Ending balance	13

Additional Paid-in Capital:
Beginning balance	267,002
Ending balance	267,002

Accumulated deficit and accumulated other comprehensive income (loss):
Beginning balance	(507,770)
Comprehensive income:
Net income	8,652
Other comprehensive income	--
Total comprehensive income	8,652
Ending balance	(499,118)
Total Stockholders' Deficit	$(231,835)

Accumulated other comprehensive loss:
Beginning balance	$(8,055)
Ending balance	$(8,055)

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

2. Stage Stores conducts its business primarily through its wholly-owned subsidiary Specialty Retailers, Inc. ("SRI") which, as of August 4, 2001 operated 342 family apparel stores in 13 states located primarily in the south central United States. Stage Stores and SRI are collectively referred to herein as the "Company".

3. Stage Stores and its wholly owned subsidiaries, SRI and Specialty Retailers, Inc. (NV) ("SRI NV") (collectively, the "Debtors"), filed voluntary petitions under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") (the "Chapter 11 Proceedings") in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Court") on June 1, 2000 (the "Petition Date"). During the Chapter 11 Proceedings, the Company has continued to manage and operate its assets and business as a debtor-in-possession, pending the confirmation of a plan of reorganization and subject to the supervision and orders of the Court. On April 24, 2001, the Debtors filed, and subsequently amended on May 14, May 21, May 25 and June 6, 2001, a "Disclosure Statement", pursuant to Section 1125 of the Bankruptcy Code, and a "Plan of Reorganization" (the "Plan" or "Plan of Reorganization") with the Court. On June 29, 2001, the Bankruptcy Court approved the Disclosure Statement, as amended, which allowed the Company to proceed with the solicitation of creditors' votes in favor of the Plan.

At the Company's Plan confirmation hearing, which was held on August 8, 2001 (the "Confirmation Date"), the Court entered an Order (the "Confirmation Order") confirming the Plan. A copy of the Confirmation Order and the Plan are available for inspection at the office of the Clerk of the Court, 515 Rusk Street, Houston, Texas 77002, or on the Company's bankruptcy website, www.stagestoresbankruptcy.com.

The "Effective Date" of the Plan will be the date at which all conditions precedent to the Effective Date, as described in the Plan, will have been met by the Company or waived pursuant to the Plan. While there can be no assurances, the Company anticipates that the Effective Date will occur within thirty days of the Confirmation Date.

The Plan sets forth certain information regarding, among other things, the classification and treatment of claims and interests, means for implementation of the Plan, provisions for governing distributions, the treatment of executory contracts and unexpired leases and the occurrence of the Effective Date of the Plan. Other than cash payments to holders of administrative and secured claims, the Plan generally provides for the issuance of a new class of common stock in a reorganized company to those pre-petition creditors entitled to receive such distribution under the Plan. The Plan also enforces the various contractual subordination provisions, to the extent that they exist, amongst certain unsecured creditors. The Plan does not provide for any distribution to the holders of the Company's Common Stock or to the holders of the Company's Class B Common Stock and, further, the Plan calls for the cancellation of the currently outstanding Common Stock and Class B Common Stock upon the Plan Effective Date.

The accompanying Unaudited Consolidated Condensed Financial Statements have been presented in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" and have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Because of the Chapter 11 Proceedings and circumstances related to this event, such realization of assets and liquidation of liabilities is subject to uncertainty. Further, the Plan of Reorganization could materially change the amounts reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary because of a plan of reorganization.

Substantially all of the Company's pre-petition liabilities are subject to compromise under reorganization proceedings. The Company's pre-petition debt to banks and bondholders is in default with the terms of the applicable loan agreements, notes and debentures. For financial reporting purposes subsequent to the Petition Date, those liabilities and obligations have been segregated and reclassified as liabilities subject to compromise under reorganization proceedings on the Consolidated Condensed Balance Sheet. Certain pre-petition liabilities were paid or assumed during the Chapter 11 Proceedings after approval by the Bankruptcy Court and, accordingly, have been included in the appropriate liability captions on the Consolidated Condensed Balance Sheet.

The net expense resulting from the Company's Chapter 11 Proceedings, subsequent reorganization efforts and prior year store closures has been classified as reorganization items and store closure costs in the accompanying Unaudited Consolidated Condensed Statement of Operations. Components of reorganization items and store closure costs are as follows (in thousands):

	Twenty-Six Weeks Ended August 4, 2001	Twenty-Six Weeks Ended July 29, 2000
Costs associated with the store closures	$1,717	$46,921
Professional fees associated with the bankruptcy	5,660	4,917
Write-off of pre-petition debt issue costs and original issue discount	--	17,987
Write-down of undivided interest in accounts receivable trust	--	6,155
Other	1,054	--
Total	$8,431	$75,980

The Company ceased accruing interest on pre-petition long-term debt on June 1, 2000. Reported interest does not include contractual interest on pre-petition debt of $7.1 million and $14.2 million for the thirteen and twenty-six weeks ended August 4, 2001 and $4.5 million for the thirteen weeks ended July 29, 2000.

4. The Company has provided a full valuation allowance against the net deferred tax assets due to uncertainties concerning realization as a result of the Company's Chapter 11 Proceedings (see Note 11 to the Company's Consolidated Financial Statements filed with Stage Stores' Annual Report on Form 10-K for the year ended February 3, 2001). The Company has not recorded a federal income tax provision in the thirteen and twenty-six weeks ended August 4, 2001 as taxes payable on the current income have been offset by a reversal of the valuation allowance.

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

In March 2000, eleven former employees of SRI d/b/a Palais Royal, filed two separate suits in the United States District Court for the Southern District of Texas against the Company, SRI and Mary Elizabeth Pena, arising out of alleged conduct occurring over an unspecified time while the plaintiffs were working at one or more Palais Royal stores in the Houston, Texas area. The plaintiffs allege that on separate occasions they were falsely accused of stealing merchandise and other company property and giving discounts for purchases against company policy. The suits accuse the defendants of defamation, false imprisonment, intentional infliction of mental distress, assault and violation of the Racketeer Influenced and Corrupt Organizations (RICO) Act. The claims seek unspecified damages for mental anguish, lost earnings, exemplary damages, treble damages, interest, attorneys' fees and costs. The Company denies the allegations and intends to vigorously defend the claims. These claims are currently stayed by reason of the Company's Chapter 11 Proceedings. The Company has agreed to liquidate the claims through its compulsory ADR program for employee disputes. The payment of any amounts deemed owed by the Company, however, is subject to the final Plan of Reorganization.

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

On November 3, 2000, the Company received a copy of the United States Securities and Exchange Commission's (the "SEC") August 3, 2000 Order Directing Private Investigation "In the Matter of Stage Stores, Inc." (the "SEC Order"). The SEC Order is a confidential document directing a non-public investigation into related party transactions previously reported by the Company on Form 8-K dated March 9, 2000. The Company is cooperating with the SEC in the investigation, which is still ongoing.

On April 14, 2000 the Company was named as one of 135 defendants in a patent infringement action brought by The Lemelson Medical, Education & Research Foundation, in the United States District Court for the District of Arizona. The plaintiff claims to be the owner of various patents covering optical scanning devices commonly used by retail outlets at checkout counters to scan prices for customer purchases. The complaint seeks injunctive relief to prevent alleged continuing infringement and unspecified damages for alleged past infringement. The court and the plaintiff were advised of the Company's Chapter 11 Proceeding, and the Company has asserted the protection of the automatic stay. The remaining defendants have formed a common defense group and plan to vigorously defend against the claims. Plaintiffs' several actions against retailers allegedly using the scanning technology have been stayed, pending the outcome of the affirmative actions filed by certain manufacturers of the scanning equipment to declare the plaintiffs' patents invalid. The Company disputes the plaintiff's allegations and plans to monitor the action closely.

In the Chapter 11 Proceedings, the Company engaged in litigation with General Electric Capital Corporation ("GE Capital") regarding the proceeds received from the Company's sale of an aircraft (the "Aircraft") which was financed by GE Capital. On July 19, 2000, the Court entered its Order Authorizing Sale of Aircraft Located in Houston, Texas, Subject to All Liens Attaching to the Proceeds and Pursuant to 11 U.S.C. 363, which enabled the Company to sell the Aircraft but provided that excess proceeds in the amount of $1,065,217 would be held in escrow, pending resolution of the entitlement to such proceeds. On January 1, 2001, in its Order Authorizing Disbursement of "Excess Proceeds" Upon Sale of Aircraft and the Findings of Fact and Conclusions of Law Concerning Entitlement to "Excess Proceeds" After Sale of Aircraft, the Court ordered that GE Capital was entitled to the excess proceeds. The Company has appealed this ruling and this matter is currently before the United States District Court for the Southern District of Texas, Houston Division. The Company expects to settle this matter as part of its Plan of Reorganization.

Management believes that none of the litigation matters described above, either individually or in the aggregate, is material to the financial position, results of operations or cash flows of the Company or its subsidiaries.

6. Prior to the Chapter 11 Proceedings, the Company securitized substantially all of its trade accounts receivable ("Accounts Receivable Securitization Program") through a wholly-owned special purpose entity, SRI Receivables Purchase Co., Inc. ("SRPC"). SRPC held a retained interest in the securitization vehicle (the "Retained Interest"), a special purpose trust (the "Trust"). Accordingly, the Company accounted for its Retained Interest as an investment in trading securities, which was recorded at fair value. Any change in the fair value in the Retained Interest was reflected currently in income.

In connection with the Chapter 11 Proceedings, on June 1, 2000, the Company paid the Trust $286.5 million in cash and surrendered its Retained Interest in exchange for all accounts receivable balances held by the Trust. The Trust used the cash proceeds to retire all remaining certificates and pay other costs associated with the termination of the Trust. The accounts receivable balances repurchased by the Company were recorded at the aggregate of the cash paid and the estimated fair value of the Retained Interest surrendered. The Company accretes the yield resulting from the estimated net future cash flows associated with the accounts receivable repurchased at June 1, 2000 using the interest method. The yield is recorded in selling, general and administrative expenses in the accompanying financial statements. Service charge income, late fees and estimated bad debt expense related to credit sales made subsequent to June 1, 2000 are included in selling, general and administrative expenses in the accompanying financial statements.

In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 140, which replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", provides accounting and reporting standards for securitizations and other transfers of assets. Those standards are based on consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of assets, an entity recognizes the assets it controls and derecognizes assets when control has been surrendered. SFAS No. 140 provides consistent standards for distinguishing transfers of financial assets that are sales from those that are secured borrowings. The accounting requirements of this standard are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and must be applied prospectively. Under the Company's current structure for accounts receivable financing, which is accounted for as a secured borrowing, adoption of the accounting requirements of this standard will not have a material effect on the statements of operations or financial position. As part of the Exit Financing (see Liquidity and Capital Resources), the Company will enter into a receivables purchase program which will finance up to $200.0 million of accounts receivable purchases. The Company expects the accounts receivables that are sold pursuant to this receivables purchase program will be accounted for as a sale pursuant to the guidelines of SFAS No. 140.

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

On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."  The statements will change the accounting for business combinations and goodwill in two significant ways.  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Use of the pooling-of-interests method will be prohibited.  SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that statement, which for the Company will be February 3, 2002.  The Company is currently evaluating the effects, if any, of adopting these pronouncements.

8. The following Unaudited Consolidating Condensed Financial Statements for Stage Stores and its wholly-owned subsidiaries, including all significant intercompany transactions eliminated in consolidation, is presented to satisfy disclosure requirements pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934 with respect to wholly-owned subsidiaries of Stage Stores. Stage Stores does not prepare separate financial statements and related disclosures for its wholly-owned subsidiaries SRI and SRI NV because management has determined that such information is not material to investors. SRI is the primary obligor under the 8 1/2 % Senior Notes due 2005 and the 9 % Senior Subordinated Notes due 2007 (see Note 5 to the Company's Consolidated Financial Statements filed with Stage Stores' Annual Report on Form 10-K for the year ended February 3, 2001). Stage Stores and SRI NV are guarantors of such indebtedness.

Consolidating Condensed Balance Sheet
August 4, 2001
(in thousands, unaudited)

	Specialty Retailers, Inc.	Stage Stores, Inc.	Specialty Retailers, Inc. (NV)	Eliminations	Stage Stores Consolidated
ASSETS
Cash and cash equivalents	$17,399	$2	$3,678	$--	$21,079
Accounts receivable, net	242,357	--	--		242,357
Merchandise inventories, net	192,037	--	--		192,037
Prepaid expenses and other current assets	14,614	--	--		14,614
Total current assets	466,407	2	3,678		470,087

Property, equipment and leasehold improvements, net	121,079	--	--	--	121,079
Other assets	7,483	--	61	--	7,544
Total assets	$594,969	$2	$3,739	$--	$598,710

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable	$50,470	$--	$--	$--	$50,470
Accrued expenses and other current liabilities	48,941	--	--	--	48,941
Current portion long-term debt	197	--	--	--	197
Debtor-in-possession credit facility	147,248	--	--	--	147,248
Total current liabilities	246,856	--	--	--	246,856

Intercompany notes/advances	192,554	(472)	(192,082)	--	--
Long-term debt	873	--	--	--	873
Liabilities subject to compromise under reorganization proceedings	578,095	--	--	--	578,095
Other long-term liabilities	4,721	--	--	--	4,721
Investment in subsidiaries	--	232,309	--	(232,309)	--
Total liabilities	1,023,099	231,837	(192,082)	(232,309)	830,545

Preferred stock	--	--	--	--	--
Common stock	--	268	--	--	268
Class B common stock	--	13	--	--	13
Additional paid-in capital	3,317	267,002	160,915	(164,232)	267,002
Accumulated earnings (deficit)	(423,392)	(491,063)	34,906	388,486	(491,063)
Accumulated other comprehensive income (loss)	(8,055)	(8,055)	--	8,055	(8,055)
Stockholders' equity (deficit)	(428,130)	(231,835)	195,821	232,309	(231,835)
Total liabilities and stockholders' equity (deficit)	$594,969	$2	$3,739	$--	$598,710

Consolidating Condensed Balance Sheet
February 3, 2001
(in thousands)

	Specialty Retailers, Inc.	Stage Stores, Inc.	Specialty Retailers, Inc. (NV)	Eliminations	Stage Stores Consolidated
ASSETS
Cash and cash equivalents	$17,285	$2	$3,223	$--	$20,510
Accounts receivable, net	272,435	--	--		272,435
Merchandise inventories, net	218,683	--	--		218,683
Prepaid expenses and other current assets	15,577	--	--		15,577
Total current assets	523,980	2	3,223		527,205

Property, equipment and leasehold improvements, net	128,811	--	--	--	128,811
Other assets	9,921	--	62	--	9,983
Total assets	$662,712	$2	$3,285	$--	$665,999

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable	$56,224	$--	$--	$--	$56,224
Accrued expenses and other current liabilities	46,644	--	--	--	46,644
Debtor-in-possession credit facility	224,288	--	--	--	224,288
Total current liabilities	327,156	--	--	--	327,156

Intercompany notes/advances	192,370	(472)	(191,898)	--	--
Liabilities subject to compromise under reorganization proceedings	574,968	--	--	--	574,968
Other long-term liabilities	4,362	--	--	--	4,362
Investment in subsidiaries	--	240,961	--	(240,961)	--
Total liabilities	1,098,856	240,489	(191,898)	(240,961)	906,486

Preferred stock	--	--	--	--	--
Common stock	--	268	--	--	268
Class B common stock	--	13	--	--	13
Additional paid-in capital	3,317	267,002	160,915	(164,232)	267,002
Accumulated earnings (deficit)	(431,406)	(499,715)	34,268	397,138	(499,715)
Accumulated other comprehensive income (loss)	(8,055)	(8,055)	--	8,055	(8,055)
Stockholders' equity (deficit)	(436,144)	(240,487)	195,183	240,961	(240,487)
Total liabilities and stockholders' equity (deficit)	$662,712	$2	$3,285	$--	$665,999

Consolidating Condensed Statement of Operations
Twenty-Six Weeks Ended August 4, 2001
(in thousands, unaudited)

	Specialty Retailers, Inc.	Stage Stores, Inc.	Specialty Retailers, Inc. (NV)	Eliminations	Stage Stores Consolidated

Net sales	$391,087	$--	$--	$--	$391,087
Cost of sales and related buying, occupancy and distribution expenses	272,893	--	--	--	272,893
Gross profit	118,194	--	--	--	118,194
Selling, general and administrative expenses	92,340	--	(912)	--	91,428
Reorganization items and store closure costs	8,431	--	--	--	8,431
Interest expense, net	9,743	--	(70)	--	9,673
Income before income taxes	7,680	--	982	--	8,662
Income tax expense (benefit)	(334)	--	344	--	10
Income before equity in net earnings of subsidiaries	8,014	--	638	--	8,652
Equity in net earnings of subsidiaries	--	8,652	--	(8,652)	--
Net income (loss)	$8,014	$8,652	$638	$(8,652)	$8,652

Consolidating Condensed Statement of Operations
Twenty-Six Weeks Ended July 29, 2000
(in thousands, unaudited)

	Specialty Retailers, Inc.	Stage Stores, Inc.	Specialty Retailers, Inc. (NV)	Eliminations	Stage Stores Consolidated

Net sales	$445,807	$--	$--	$--	$445,807
Cost of sales and related buying, occupancy and distribution expenses	348,285	--	--	--	348,285
Gross profit	97,522	--	--	--	97,522
Selling, general and administrative expenses	120,039	--	466)	--	119,573
Reorganization items and store closure costs	75,980	--	--	--	75,980
Interest expense, net	29,655	--	(5,698)	--	23,957
Income (loss) before income taxes	(128,512)	--	6,164	--	(121,988)
Income tax expense (benefit)	(212)	--	262	--	50
Income (loss) before equity in net earnings of subsidiaries	(127,940)	--	5,902	--	(122,038)
Equity in net earnings of subsidiaries	--	(131,882)	--	131,882	--
Net income (loss)	$(127,940)	$(131,882)	$5,902	$131,882	$(122,038)

Consolidating Condensed Statement of Cash Flows
Twenty-Six Weeks Ended August 4, 2001
(in thousands, unaudited)

	Specialty Retailers, Inc.	Stage Stores, Inc.	Specialty Retailers, Inc. (NV)	Eliminations	Stage Stores Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$81,219	$--	$455	$--	$81,674
Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(4,942)	--	--	--	(4,942)
Proceeds from retirement of fixtures and equipment	355	--	--	--	355
Net cash used in investing activities	(4,587)	--	--	--	(4,587)
Cash flows from financing activities:
Payments on debtor-in-possession credit facility	(77,040)	--	--	--	(77,040)
Proceeds from pre-petition working capital facility	832	--	--	--	832
Payments on long-term debt	(185)	--	--	--	(185)
Additions to debt issue costs	(125)	--	--	--	(125)
Net cash used in financing activities Financing activities	(76,518)	--	--	--	(76,518)
Net increase (decrease) in cash and cash equivalents	114	--	455	--	569
Cash and cash equivalents:
Beginning of period	17,285	2	3,223	--	20,510
End of period	$17,399	$2	$3,678	$--	$21,079

Consolidating Condensed Statement of Cash Flows
Twenty-Six Weeks Ended July 29, 2000
(in thousands, unaudited)

	Specialty Retailers, Inc.	Stage Stores, Inc.	Specialty Retailers, Inc. (NV)	Eliminations	Stage Stores Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$69,392	$(100)	$183	$--	$69,475

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(2,350)	--	--	--	(2,350)
Net cash used in investing activities	(2,350)	--	--	--	(2,350)
Cash flows from financing activities:
Proceeds from debtor-in-possession credit facility	245,028	--	--	--	245,028
Payments on pre-petition working capital facility	(13,000)	--	--	--	(13,000)
Payments on long-term debt	(204)	--	--	--	(204)
Additions to debt issue costs	(10,542)	--	--	--	(10,542)
Repurchase of accounts receivable from accounts receivable trust	(286,503)				(286,503)
Net cash used in financing activities Financing activities	(65,221)	--	--	--	(65,221)
Net increase (decrease) in cash and cash equivalents	1,821	(100)	183	--	1,904
Cash and cash equivalents:
Beginning of period	18,077	102	2,000	--	20,179
End of period	$19,898	$2	$2,183	$--	$22,083

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

At August 4, 2001, the Company, through its wholly owned subsidiary SRI, operated 342 stores in 13 south central states. Although the Company's stores may be operated under its "Stage", "Bealls" and "Palais Royal" trade names depending on the geographical market, the Company operates the vast majority of the stores under one concept and strategy. The majority of the Company's stores are located in small towns and communities with populations historically below 30,000, while the remainder of the Company's stores operate in metropolitan areas, such as Houston, Texas.

Chapter 11 Filing. Stage Stores and its wholly owned subsidiaries, SRI and SRI NV, filed voluntary petitions under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Texas, Houston Division on June 1, 2000. During the Chapter 11 Proceedings, the Company has continued to manage and operate its assets and business as a debtor-in-possession, pending the confirmation of a plan of reorganization and subject to the supervision and orders of the Court. On April 24, 2001, the Debtors filed, and subsequently amended on May 14, May 21, May 25 and June 6, 2001, a "Disclosure Statement", pursuant to Section 1125 of the Bankruptcy Code, and a "Plan of Reorganization" with the Court. On June 29, 2001, the Bankruptcy Court approved the Disclosure Statement, as amended, which allowed the Company to proceed with the solicitation of creditors' votes in favor of the Plan.

At the Company's Plan confirmation hearing, which was held on August 8, 2001, the Court entered a Confirmation Order confirming the Plan. A copy of the Confirmation Order and the Plan are available for inspection at the office of the Clerk of the Court, 515 Rusk Street, Houston, Texas 77002, or on the Company's bankruptcy website, www.stagestoresbankruptcy.com.

The Plan sets forth certain information regarding, among other things, the classification and treatment of claims and interests, means for implementation of the Plan, provisions for governing distributions, the treatment of executory contracts and unexpired leases and the occurrence of the Effective Date of the Plan. Other than cash payments to holders of administrative and secured claims, the Plan generally provides for the issuance of a new class of common stock in a reorganized company to those pre-petition creditors entitled to receive such distribution under the Plan. The Plan also enforces the various contractual subordination provisions, to the extent that they exist, amongst certain unsecured creditors. The Plan does not provide for any distribution to the holders of the Company's Common Stock or to the holders of the Company's Class B Common Stock and, further, the Plan calls for the cancellation of the currently outstanding Common Stock and Class B Common Stock upon the Plan Effective Date.

The Effective Date of the Plan will be the date at which all conditions precedent to the Effective Date, as described in the Plan, will have been met by the Company or waived pursuant to the Plan. While there can be no assurances, the Company anticipates that the Effective Date will occur within thirty days of the Confirmation Date.

The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements included in Stage Stores' Annual Report on Form 10-K for the year ended February 3, 2001.

Results of Operations

Thirteen Weeks Ended August 4, 2001 Compared to Thirteen Weeks Ended July 29, 2000

Sales for the thirteen weeks ended August 4, 2001 (the "current year second quarter") decreased 9.3% to $195.5 million from $215.5 million for the thirteen weeks ended July 29, 2000 (the "prior year second quarter"). The decrease in sales for the current year second quarter was primarily due to the net reduction of 164 stores since the end of the prior year second quarter. Comparable store sales increased $37.5 million, or 23.9%, over the prior year second quarter. Fiscal 2000 was a 53 week year. As a result, the Company's quarterly accounting periods for 2001 occur one week later than their 2000 counterparts. Other factors being equal, this calendar shift, combined with the timing of the Company's promotional events and holidays, has affected year-to-year comparable store performance for 2001. Adjusting for this shift in the fiscal calendar, comparable store sales for the current year second quarter increased $27.6 million or 16.6%. The current year second quarter benefited from the inclusion of the Texas Tax Free Back to School event which occurred in the first week of the prior year third quarter.

Prior to the Petition Date, which includes the first month of the prior year second quarter, there was a significant disruption in the flow of merchandise from the Company's vendors due to the financial difficulties experienced at that time by the Company. This disruption negatively affected the execution of merchandise and advertising plans during the prior year second quarter resulting in decreased sales and gross margin due to frequent use of "percent-off" promotions on available inventory to drive sales. Subsequent to the Petition Date and the implementation of the DIP Financing Agreement (see Liquidity and Capital Resources), the level of trade support increased significantly. As a result, the flow of merchandise from the Company's vendors normalized, thereby allowing the Company to properly inventory its stores. In the current year second quarter, the flow and content of merchandise receipts has been consistent with merchandising and advertising plans allowing for effective execution of those plans. The positive impact of the Company's improved inventory levels and merchandise mix is reflected in the comparable store sales reported for the period.

Gross profit increased 42.6% to $55.9 million for the current year second quarter from $39.2 million for the prior year second quarter. Gross profit, as a percent of sales, increased to 28.6% for the current year second quarter from 18.2% for the prior year second quarter. The gross profit percentage for the current year second quarter benefited from, among other things, (i) a reduction in the level of markdowns taken during the period as a result of a lower level of clearance merchandise and (ii) an improved merchandise mix as discussed in the preceding paragraph.

Selling, general and administrative ("SG&A") expenses for the current year second quarter decreased 32.5% to $44.3 million from $65.6 million in the prior year second quarter and, as a percent of sales, decreased to 22.7% from 30.4% in the comparable period last year. SG&A expenses for the current year second quarter benefited from, among other things, (i) the net reduction of 164 stores since the end of the prior year second quarter and (ii) the Company's continuing efforts in controlling SG&A expenses. The improvement in SG&A expense expressed as a percent to sales reflects (i) improved labor productivity and controllable expenses in stores, (ii) reduction in advertising expense and (iii) reduction in costs in the Company's corporate office.

As discussed in Footnote 6 to the Unaudited Consolidated Condensed Financial Statements, the Company recorded the Retained Interest associated with the Accounts Receivable Securitization Program at the estimated fair value prior to the repurchase of accounts receivable in conjunction with the bankruptcy filing on June 1, 2000. For the prior year second quarter before the repurchase, the Company recorded a gain associated with its Accounts Receivable Securitization Program of $1.1 million as a decrease in selling, general and administrative expenses. For the prior year second quarter subsequent to June 1, 2000, the Company recorded $1.0 million as an increase in selling, general and administrative expenses representing the aggregate amount of yield associated with repurchased accounts receivable and service charge and late fee income and bad debt expense associated with accounts receivable related to credit sales after the repurchase of the accounts receivable. During the current year second quarter, the Company recorded $5.8 million as a reduction in selling, general and administrative expenses representing the aggregate amount of yield associated with repurchased accounts receivable and service charge and late fee income and bad debt expense associated with accounts receivable related to credit sales after the repurchase of the accounts receivable.

Reorganization items and store closure costs decreased to $5.1 million for the current year second quarter from $60.9 million for the prior year second quarter. The net expense resulting from the Company's Chapter 11 Proceedings, subsequent reorganization efforts and store closures is as follows (in thousands):

	Thirteen Weeks Ended August 4, 2001	Thirteen Weeks Ended July 29, 2000
Costs associated with the store closures	$1,411	$31,876
Professional fees associated with the bankruptcy	2,730	4,917
Write-off of pre-petition debt issue costs and original issue discount	--	17,987
Write-down of undivided interest in accounts receivable trust	--	6,155
Other	954	--
Total	$5,095	$60,935

Net interest expense for the current year second quarter decreased 60.0% to $4.2 million from $10.5 million for the prior year second quarter. The current year first quarter benefited from, among other things, (i) the suspension of interest accrued on the pre-petition borrowings and (ii) a lower level of average borrowings outstanding during the current year second quarter as compared to the prior year second quarter. In addition, all gains or losses associated with the Company's previously existing Accounts Receivable Securitization Program (which included $2.1 million of interest expense incurred on borrowings under the Accounts Receivable Securitization Program during the prior year second quarter) were charged to SG&A expenses in the prior year second quarter before the repurchase, while all interest expense incurred on borrowings subsequent to the repurchase on the Petition Date is charged to net interest expense. The amount of contractual interest expense not recognized in the Unaudited Consolidated Condensed Statement of Operations related to the pre-petition borrowings for the current year and prior year second quarters was $7.1 million and $4.5 million, respectively.

As a result of the foregoing, the Company had net income of $2.3 million for the current year second quarter as compared to a net loss of $97.8 million for the prior year second quarter.

Twenty Six Weeks Ended August 4, 2001 Compared to Twenty Six Weeks Ended July 29, 2000

Sales for the twenty six weeks ended August 4, 2001 (the "current year") decreased 12.3% to $391.1 million from $445.8 million for the twenty six weeks ended July 29, 2000 (the "prior year"). The decrease in sales for the current year was primarily due to the impact of fewer stores in operation during the current year as compared to the number of stores in operation during the prior year. Comparable store sales increased $67.6 million, or 21.1%, during the period. Fiscal 2000 was a 53 week year. As a result, the Company's quarterly accounting periods for 2001 occur one week later than their 2000 counterparts. Other factors being equal, this calendar shift, combined with the timing of the Company's promotional events and holidays, has affected year-to-year comparable store performance for 2001. Adjusting for this shift in the fiscal calendar, comparable store sales for the current year increased $55.9 million or 16.8%. The current year benefited from the inclusion of the Texas Tax Free Back to School event which occurred in the first week of the prior year third quarter.

Prior to the Petition Date, there was a significant disruption in the flow of merchandise from the Company's vendors due to the financial difficulties experienced by the Company. This disruption negatively affected the execution of merchandise and advertising plans during the prior year resulting in decreased sales and gross margin due to frequent use of "percent-off" promotions on available inventory to drive sales. Subsequent to the Petition Date and the implementation of the DIP Financing Agreement (see Liquidity and Capital Resources), the level of trade support increased significantly. As a result, the flow of merchandise from the Company's vendors normalized, thereby allowing the Company to properly inventory its stores. In the current year, the flow and content of merchandise receipts has been consistent with merchandising and advertising plans allowing for effective execution of those plans. The positive impact of the Company's improved inventory levels and merchandise mix is reflected in the comparable store sales reported for the period.

Gross profit increased 21.2% to $118.2 million for the current year from $97.5 million for the prior year. Gross profit, as a percent of sales, increased to 30.2% for the current year from 21.9% for the prior year. The gross profit percentage for the current year benefited from, among other things, (i) a reduction in the level of markdowns taken during the period as a result of a lower level of clearance merchandise and (ii) an improved merchandise mix as discussed in the preceding paragraph.

Selling, general and administrative expenses for the current year decreased 23.6% to $91.4 million from $119.6 million in the prior year and, as a percent of sales, decreased to 23.4% from 26.8% in the comparable period last year. SG&A expenses for the current year benefited from, among other things, (i) fewer stores in operation during the current year and (ii) the Company's continuing efforts in controlling SG&A expenses. The improvement in SG&A expense expressed as a percent to sales reflects (i) improved labor productivity and controllable expenses in stores, (ii) reduction in advertising expense and (iii) reduction in costs in the Company's corporate office.

As discussed in Footnote 6 to the Unaudited Consolidated Condensed Financial Statements, the Company recorded the Retained Interest associated with the Accounts Receivable Securitization Program at the estimated fair value prior to the repurchase of accounts receivable in conjunction with the bankruptcy filing on June 1, 2000. For the prior year before the repurchase, the Company recorded a gain associated with its Accounts Receivable Securitization Program of $9.9 million as a decrease in selling, general and administrative expenses. For the prior year subsequent to June 1, 2000, the Company recorded $1.0 million as an increase in selling, general and administrative expenses representing the aggregate amount of yield associated with repurchased accounts receivable and service charge and late fee income and bad debt expense associated with accounts receivable related to credit sales after the repurchase of the accounts receivable. During the current year, the Company recorded $11.2 million as a reduction in selling, general and administrative expenses representing the aggregate amount of yield associated with repurchased accounts receivable and service charge and late fee income and bad debt expense associated with accounts receivable related to credit sales after the repurchase of the accounts receivable.

Reorganization items and store closure costs decreased to $8.4 million for the current year from $76.0 million for the prior year. The net expense resulting from the Company's Chapter 11 Proceedings, subsequent reorganization efforts and store closures is as follows (in thousands):

	Twenty-Six Weeks Ended August 4, 2001	Twenty-Six Weeks Ended July 29, 2000
Costs associated with the store closures	$1,717	$46,921
Professional fees associated with the bankruptcy	5,660	4,917
Write-off of pre-petition debt issue costs and original issue discount	--	17,987
Write-down of undivided interest in accounts receivable trust	--	6,155
Other	1,054	--
Total	$8,431	$75,980

Net interest expense for the current year decreased 59.6% to $9.7 million from $24.0 million for the prior year. The current year benefited from, among other things, (i) the suspension of interest accrued on the pre-petition borrowings and (ii) a lower level of average borrowings outstanding during the current year as compared to the prior year. In addition, all gains or losses associated with the Company's previously existing Accounts Receivable Securitization Program (which included $7.5 million of interest expense incurred on borrowings under the Accounts Receivable Securitization Program during the prior year) were charged to SG&A expenses in the prior year, while all interest expense incurred on borrowings subsequent to the Petition Date is charged to net interest expense. The amount of contractual interest expense not recognized in the Unaudited Consolidated Condensed Statement of Operations related to the pre-petition borrowings for the current year and prior year was $14.2 million and $4.5 million, respectively.

As a result of the foregoing, the Company had net income of $8.7 million for the current year as compared to a net loss of $122.0 million for the prior year.

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

Liquidity and Capital Resources

Total working capital was $223.2 million at August 4, 2001 as compared to $200.0 million at February 3, 2001, an increase of $23.2 million. Cash flow from operations, before changes in working capital of $34.5 million combined with net reductions in working capital items (excluding the DIP Financing Agreement) of $47.1 million were used to finance $4.9 million of capital expenditures and reduce the level of borrowings outstanding under the DIP Financing Agreement during the current year by $77.0 million. In addition to the reduction in borrowings under the DIP Financing Agreement, the other significant changes in working capital during the current year included a reduction in merchandise inventory associated with the 2000 Store Closing Plan, in which 121 stores were closed and liquidated during the period, and seasonal working capital changes, including the seasonal paydown of private label credit card receivables.

On June 2, 2000, the Company entered into a three year, $450.0 million debtor-in-possession credit facility ("DIP Financing Agreement") with a lender to finance, among other things, the Company's working capital requirements during the Chapter 11 Proceedings. The commitment under the DIP Financing Agreement has subsequently been reduced to $350.0 million primarily as a result of Stage Stores receiving proceeds from the sale of assets in connection with the Company's 2000 Store Closure Program. The DIP Financing Agreement specifies that the commitment must be reduced if the Company sells assets not in the ordinary course of business. The reduction in the commitment from $450.0 million to $350.0 million has had no impact on the availability under the DIP Financing Agreement. Borrowings under the DIP Financing Agreement are limited to the availability under a borrowing base which includes eligible inventory and accounts receivable. In addition, substantially all of the Company's assets serve as collateral for the DIP Financing Agreement. Borrowings under the DIP Financing Agreement are payable upon maturity and the daily interest rates are based upon a Base rate or Eurodollar rate plus an applicable margin based on availability as set forth in the DIP Financing Agreement. Borrowings outstanding under the DIP Financing Agreement at August 4, 2001 totaled $147.2 million. Availability under the DIP Financing Agreement at August 4, 2001 was $159.1 million.

The DIP Financing Agreement contains covenants which, among other things, restrict the (i) incurrence of additional debt, (ii) incurrence of capital lease obligations, (iii) aggregate amount of capital expenditures and (iv) transactions with related parties. In addition, the DIP Financing Agreement requires the Company to maintain compliance with a certain specified level of earnings before depreciation, interest, taxes and special charges. The Company was in compliance with this covenant at August 4, 2001.

The Company's primary capital requirements are for working capital for operations, debt service under the DIP Financing Agreement, professional fees during the reorganization process and capital expenditures. Capital expenditures for 2001 primarily reflect maintenance expenditures at the Company's stores and infrastructure investment. Management believes that there should be sufficient liquidity provided by cash flow from operations and from funds under the DIP Financing Agreement (or exit financing discussed below) to fund the Company's working capital requirements during the reorganization proceedings.

The Company has substantially completed negotiation of terms for the financing that will be used in post bankruptcy operations ("Exit Financing"). The Exit Financing will consist of (i) a senior secured revolving credit facility of up to $125.0 million and (ii) a receivables purchase program up to $200.0 million to support the post-Effective Date private label credit card program. The proceeds of the Exit Financing will be used by the Company to (i) provide financing for working capital, letters of credit, capital expenditures and other general corporate purposes, (ii) refinance the payment of certain amounts outstanding under the DIP Financing Agreement as of the Effective Date, (iii) make any payments contemplated by the Plan in connection with claims and administrative claims, and (iv) pay related transaction costs, fees and expenses.

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

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 140, which replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", provides accounting and reporting standards for securitizations and other transfers of assets. Those standards are based on consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of assets, an entity recognizes the assets it controls and derecognizes assets when control has been surrendered. SFAS No. 140 provides consistent standards for distinguishing transfers of financial assets that are sales from those that are secured borrowings. The accounting requirements of this standard are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and must be applied prospectively. Under the Company's current structure for accounts receivable financing, which is accounted for as a secured borrowing, adoption of the accounting requirements of this standard will not have a material effect on the statements of operations or financial position. As part of the Exit Financing (see Liquidity and Capital Resources), the Company will enter into a receivables purchase program which will finance up to $200.0 million of accounts receivable purchases. The Company expects the accounts receivables that are sold pursuant to this receivables purchase program will be accounted for as a sale pursuant to the guidelines of SFAS No. 140.

On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."  The statements will change the accounting for business combinations and goodwill in two significant ways.  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Use of the pooling-of-interests method will be prohibited.  SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that statement, which for the Company will be February 3, 2002.  The Company is currently evaluating the effects, if any, of adopting these pronouncements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Borrowings under the Company's DIP Financing Agreement, which totaled $147.2 million at August 4, 2001, bear a floating rate of interest. A hypothetical 10% change in interest rates from the August 4, 2001 levels would have an approximate $1.0 million effect on the Company's annual results of operations and cash flows.

PART II OTHER INFORMATION

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

In March 2000, eleven former employees of SRI d/b/a Palais Royal, filed two separate suits in the United States District Court for the Southern District of Texas against the Company, SRI and Mary Elizabeth Pena, arising out of alleged conduct occurring over an unspecified time while the plaintiffs were working at one or more Palais Royal stores in the Houston, Texas area. The plaintiffs allege that on separate occasions they were falsely accused of stealing merchandise and other company property and giving discounts for purchases against company policy. The suits accuse the defendants of defamation, false imprisonment, intentional infliction of mental distress, assault and violation of the Racketeer Influenced and Corrupt Organizations (RICO) Act. The claims seek unspecified damages for mental anguish, lost earnings, exemplary damages, treble damages, interest, attorneys' fees and costs. The Company denies the allegations and intends to vigorously defend the claims. These claims are currently stayed by reason of the Company's Chapter 11 Proceedings. The Company has agreed to liquidate the claims through its compulsory ADR program for employee disputes. The payment of any amounts deemed owed by the Company, however, is subject to the final Plan of Reorganization.

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

On November 3, 2000, the Company received a copy of the United States Securities and Exchange Commission's (the "SEC") August 3, 2000 Order Directing Private Investigation "In the Matter of Stage Stores, Inc." (the "SEC Order"). The SEC Order is a confidential document directing a non-public investigation into related party transactions previously reported by the Company on Form 8-K dated March 9, 2000. The Company is cooperating with the SEC in the investigation, which is still ongoing.

On April 14, 2000 the Company was named as one of 135 defendants in a patent infringement action brought by The Lemelson Medical, Education & Research Foundation, in the United States District Court for the District of Arizona. The plaintiff claims to be the owner of various patents covering optical scanning devices commonly used by retail outlets at checkout counters to scan prices for customer purchases. The complaint seeks injunctive relief to prevent alleged continuing infringement and unspecified damages for alleged past infringement. The court and the plaintiff were advised of the Company's Chapter 11 Proceeding, and the Company has asserted the protection of the automatic stay. The remaining defendants have formed a common defense group and plan to vigorously defend against the claims. Plaintiffs' several actions against retailers allegedly using the scanning technology have been stayed, pending the outcome of the affirmative actions filed by certain manufacturers of the scanning equipment to declare the plaintiffs' patents invalid. The Company disputes the plaintiff's allegations and plans to monitor the action closely.

In the Chapter 11 Proceedings, the Company engaged in litigation with General Electric Capital Corporation ("GE Capital") regarding the proceeds received from the Company's sale of an aircraft (the "Aircraft") which was financed by GE Capital. On July 19, 2000, the Court entered its Order Authorizing Sale of Aircraft Located in Houston, Texas, Subject to All Liens Attaching to the Proceeds and Pursuant to 11 U.S.C. 363, which enabled the Company to sell the Aircraft but provided that excess proceeds in the amount of $1,065,217 would be held in escrow, pending resolution of the entitlement to such proceeds. On January 1, 2001, in its Order Authorizing Disbursement of "Excess Proceeds" Upon Sale of Aircraft and the Findings of Fact and Conclusions of Law Concerning Entitlement to "Excess Proceeds" After Sale of Aircraft, the Court ordered that GE Capital was entitled to the excess proceeds. The Company has appealed this ruling and this matter is currently before the United States District Court for the Southern District of Texas, Houston Division. The Company expects to settle this matter as part of its Plan of Reorganization.

Management believes that none of the litigation matters described above, either individually or in the aggregate, is material to the financial position, results of operations or cash flows of the Company or its subsidiaries.

Item 2. CHANGES IN SECURITIES

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Substantially all of the Company's pre-petition liabilities are subject to settlement under the Plan. The Company's pre-petition debt to banks and bondholders is in default of the terms of the applicable loan agreements, notes and debentures. For financial reporting purposes, those liabilities and obligations have been classified as liabilities subject to compromise under reorganization proceedings. Under the terms of the Plan, the type and amount of distributions that each creditor receives will depend upon the class in which he claim is placed. Other than cash payments to holders of administrative and secured claims, the Plan generally provides for the issuance of a new class of common stock in a reorganized company to those pre-petition creditors entitled to receive such distribution under the Plan. The Plan also enforces the subordination provisions, to the extent that they exist, amongst certain unsecured creditors.

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

The Company filed a News Release on Form 8-K dated June 29, 2001 related to Stage Stores, Inc. announcing that the U.S. Bankruptcy Court for the Southern District of Texas, Houston Division approved the Company's Amended and Restated Disclosure Statement, as Modified in Support of Third Amended Plan of Reorganization, as Modified (the "Plan"), had scheduled a hearing for August 8, 2001 for consideration and confirmation of the Plan and established July 18, 2001 as the record date for the purpose of determining which creditors may be entitled to receive distributions under the Plan.

The Company filed a News Release on Form 8-K dated August 8, 2001 related to Stage Stores, Inc. announcing that the U.S. Bankruptcy Court for the Southern District of Texas, Houston Division confirmed the Company's Third Amended Plan of Reorganization, as Modified (the "Plan"). In addition, in Item 3 of the Form 8-K, the Company provided information on the Confirmation Order, provided details on the Plan Effective Date and provided a summarization of the material features of the Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAGE STORES, INC.

August 21, 2001 /s/ James Scarborough

(Date) James Scarborough

Chief Executive Officer and President

August 21, 2001 /s/ Michael E. McCreery

(Date) Michael E. McCreery

Executive Vice President, Chief Financial Officer and

Secretary