Form 10-K
period 2002-02-02
STAGE STORES INC
filed 2002-04-12
CIK 6885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 000-21011

Stage Stores, Inc.

(Exact name of registrant as specified in its charter)
NEVADA (State or other jurisdiction of incorporation or organization)	91-1826900 (I.R.S. Employer Identification No.)
10201 Main Street, Houston, Texas (Address of principal executive offices)	77025 (Zip Code)

Registrant's telephone number, including area code: (800) 579-2302

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:
Title of each class Common Stock ($0.01 par value) Series A Warrants (Expiration Date August 23, 2006) Series B Warrants (Expiration Date August 23, 2006)	Name of each exchange on which registered NASDAQ NASDAQ NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of April 5, 2002 was $444,839,090.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No _

As of April 5, 2002, there were 19,958,580 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive proxy statement relating to the Company's Annual Meeting of Shareholders to be held May 22, 2002 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

=============================================================================================================================================

                                                    TABLE OF CONTENTS

	PART I
		Page No.

Item 1.	Business	1
Item 2.	Properties	6
Item 3.	Legal Proceedings	7
Item 4.	Submission of Matters to a Vote of Security Holders	8

	PART II

Item 5.	Market Price for the Registrant's Common Equity and Related
	Stockholder Matters	9
Item 6.	Selected Financial Data	10
Item 7.	Management's Discussion and Analysis of Financial Condition
	and Results of Operation	15
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 8.	Financial Statements and Supplementary Data	29
Item 9.	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure	29

	PART III

Item 10.	Directors and Executive Officers of the Registrant	30
Item 11.	Executive Compensation	34
Item 12.	Security Ownership of Certain Beneficial Owners and Management	34
Item 13.	Certain Relationships and Related Transactions	34

	PART IV

Item 14.	Exhibits, Financial Statement Schedules,
	and Reports on Form 8-K	35
SIGNATURES		36
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES	37
EXHIBIT INDEX	X1

      In conjunction with the Company's Plan of Reorganization, on August 24, 2001, Stage Stores, Inc., a Delaware corporation, merged into its wholly-owned subsidiary, Specialty Retailers, Inc. (NV), a Nevada corporation. On the merger date, Specialty Retailers, Inc. (NV), the surviving corporation, changed its name to Stage Stores, Inc. Depending on the context and the period being referenced, Stage Stores, Inc., its affiliates and their predecessors in interest will, from time-to-time, be referred to collectively as the "Company", "Stage Stores", "Predecessor Company", "Stage Delaware" or "Reorganized Company" in this Form 10-K.

      References to a particular year are to the Company's fiscal year which is the 52 or 53 week period ending on the Saturday closest to January 31 of the following calendar year (e.g., a reference to "2000" is a reference to the fiscal year ended February 3, 2001, "2001" is a reference to the fiscal year ended February 2, 2002 and a reference to "2002" is a reference to the fiscal year ending February 1, 2003). The 2000 fiscal year consisted of 53 weeks while the 2001 and 2002 fiscal years consist of 52 weeks.

PART I

ITEM 1.       BUSINESS

Overview

     Stage Stores is a Houston, Texas-based regional department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family. As of February 2, 2002, the Company operated 342 stores under the "Stage", "Bealls" and "Palais Royal" trade names in 13 south central states. With an average size store of 17,160 selling square feet, the Company's principal focus is on consumers in under-served and less competitive small to mid-size markets. Utilizing a 10 mile radius from each store, approximately 56% of the Company's stores are located in small towns and communities with populations below 50,000 people, while an additional 21% of the Company's stores are located in mid-sized communities with populations between 50,000 and 150,000 people. The remainder of the Company's stores are located in metropolitan areas, such as Houston and San Antonio, Texas. The Company believes that it is able to differentiate itself from the competition in the small and mid-size communities in which it operates by offering consumers access to basic as well as fashionable, brand name merchandise not typically carried by other retailers in the same market area.

History

      The Company was formed in 1988 when the management of Palais Royal, together with several venture capital firms, acquired the family-owned Bealls and Palais Royal chains, both of which were originally founded in the 1920's. At the time of the acquisition, Palais Royal operated primarily larger stores, which were located in and around the Houston metropolitan area while Bealls operated primarily smaller stores, which were principally located in rural Texas towns. Over the next five years, the Company concentrated on integrating the two businesses, identifying their respective strengths and developing and refining its growth strategy. During this period, the Company developed a unique growth strategy that was focused on expanding the Company's presence in small and under-served markets across the country through new store openings and strategic acquisitions. Starting in 1994, the Company aggressively pursued its strategy, increasing its store count from 188 at the end of fiscal 1994 to a high of 688 stores at the end of the first quarter of fiscal 1999, and expanding its geographic presence to 34 states over the same period.

      However, as a result of many factors including, but not limited to, the Company's rapid growth during 1997 and 1998, significant turnover in key executive positions, significant leverage coupled with an inflexible capital structure and changes in the retail environment, the Company's financial performance deteriorated significantly during 1999 and 2000. Because of the Company's rapidly deteriorating financial performance, the Company's suppliers significantly curtailed merchandise shipments to the Company during the spring of 2000, thereby further exacerbating the Company's financial difficulties. In order to address these financial and operational issues facing the Company, the Company and its wholly owned subsidiaries, Specialty Retailers, Inc. ("SRI") and Specialty Retailers, Inc. (NV) ("SRI NV"), filed voluntary petitions under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") (the "Chapter 11 Proceedings") in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Court") on June 1, 2000 (the "Petition Date"). On June 2, 2000, the Company entered into a $450 million debtor-in-possession credit facility (the "DIP Facility") with a lender to finance, among other things, the Company's working capital requirements during the Chapter 11 Proceedings. During the Chapter 11 Proceedings, the Company continued to manage and operate its assets and business as a debtor-in-possession, pending the formulation and confirmation of a Plan of Reorganization (the "Plan") and subject to the supervision and orders of the Court.

      In order to address the issues discussed above leading to the bankruptcy filing and to strengthen the Company and improve its financial condition, during the reorganization period the Company rationalized its existing store base, exited markets that did not fit its current strategic focus, replaced the majority of its senior management team, including the Chief Executive Officer, re-established its historically strong relationship with its merchandise vendors, brought the stores' merchandise inventory and mix closer to planned levels, improved execution at the store level, reduced store operating expenses and reduced headcount at the Company's central office. As a result of the Company's review of its store base and geographic markets, the number of stores in operation was reduced over the reorganization period from 647 at April 29, 2000 to 342 at September 1, 2001, and the Company's geographic presence was reduced from 33 states to 13 states over the same period. In addition, the Company developed a Plan which it believed would fairly address pre-petition creditors while also allowing it to emerge from the Chapter 11 Proceedings without significant leverage.

      The Plan was approved by the requisite number of pre-petition creditors and was confirmed by the Court on August 8, 2001. The Plan was subsequently consummated by the Company on August 24, 2001 (the "Effective Date"). In conjunction with the Company's emergence from the Chapter 11 Proceedings, on the Effective Date the Company entered into two separate financing agreements. A portion of the initial loan proceeds was used to retire the DIP Facility on the Effective Date. Under the Plan, the Company generally settled pre-petition debt claims by issuing shares of a new class of common stock in a reorganized Stage Stores to those pre-petition creditors entitled to receive such distribution under the Plan. As set forth in the Plan, the pre-petition bank group, in the aggregate, received approximately 47% of the new common stock while the previous holders of the Company's pre-petition 8 1/2% Senior Notes, in the aggregate, similarly received approximately 47% of the new common stock. The remaining shares of new common stock issuable under the Plan were either distributed to other pre-petition creditors or are currently being held in escrow for future distribution. The Plan did not provide for any distribution to the holders of pre-petition equity interest in the Company, including holders of the Company's old common stock and holders of the Company's old Class B Common Stock. Further, under the Plan, all pre-petition equity interests, including all shares of old common stock and old Class B Common Stock outstanding on the Effective Date, were cancelled. As a result of the consummation of the Plan, the Company's leverage and debt service requirements were significantly reduced from pre-petition levels.

Review of Current Operations

      Stage Stores is a Houston, Texas-based regional department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family. The Company has recognized the high level of brand awareness and demand for fashionable, quality apparel by consumers in small and mid-size markets and has identified these markets as a profitable and under-served niche. The Company believes that it has developed a unique retailing concept in these markets by offering a broad range of brand name merchandise with a high level of customer service in convenient locations.

     Stores. As of February 2, 2002, the Company, through its wholly owned subsidiaries Specialty Retailers (TX) LP and SRI General Partner LLC, operated 342 stores located in 13 states throughout the south central United States. Although the Company's stores may be operated under the "Stage", "Bealls" and "Palais Royal" trade names depending on the geographical market, the Company operates the vast majority of its stores under one concept and one strategy. Utilizing a 10 mile radius from each store, approximately 56% of the Company's stores are located in small towns and communities with populations below 50,000 people, while an additional 21% of the Company's stores are located in mid-sized communities with populations between 50,000 and 150,000 people. The remainder of the Company's stores are located in metropolitan areas, such as Houston and San Antonio, Texas.

      In targeting small to mid-size markets, the Company has developed a store format, generally ranging in size from 10,000 to 35,000 selling square feet, which is smaller than typical department stores yet large enough to offer a well edited, but broad selection of merchandise. With an average size store of 17,160 selling square feet, approximately 75% of the Company's stores are located in strategically positioned strip shopping centers in which they are typically one of the anchor stores. In addition, 21 % of the Company's stores are located in local or regional shopping malls while the remaining 4% are located in either free standing or downtown buildings. The Company attempts to locate its stores by, or in the vicinity of, other tenants that it believes will help attract additional foot traffic to the area, such as grocery stores, drug stores or major discount stores such as Wal-Mart.

      The Company's typical interior store layouts and visual merchandising displays are designed to create a friendly, modern department store environment, which is frequently not found in other department stores in small and mid-size markets. The Company's carefully edited assortment of merchandise is divided into distinct departments within each store which are clearly marked and easy to navigate as a result of the Company's standard "racetrack" configuration. In this configuration, the various merchandise departments are situated throughout the store in such a way that a central loop, or "racetrack", is created, which the Company believes helps enhance the customer's shopping experience by providing an open, easy-to-shop interior.

      The Company's current expansion strategy focuses on carefully managed growth. New store locations will be selected which either fill gaps in existing markets or expand the Company's presence into new, but nearby, markets. During 2002, the Company anticipates opening 10 to 15 new stores. In subsequent years, the Company hopes to increase the number of new store openings.

     Customer Service. A primary corporate objective is to provide excellent customer service through conveniently located stores staffed with highly trained and motivated sales associates. In order to ensure consistency of execution, each sales associate is evaluated based on the attainment of specific customer service standards, such as offering prompt and knowledgeable assistance, suggesting complementary items, helping customers open store charge accounts and establishing consistent contact with customers to facilitate repeat business. The Company continuously monitors the quality of its service by utilizing "secret shoppers". The results of these customer surveys are shared and discussed with the appropriate sales associates so that excellent service can be recognized and, conversely, counseling can be used if improvements are needed. To further reinforce the Company's focus on customer service, associates who consistently display outstanding performance and who "go the extra mile for the customer" are recognized through the Company's Associate of the Quarter and President's Award programs. Depending on the program, associates who are chosen receive such things as a certificate of accomplishment, a recognition letter from the President, a plate with their name added to an Award Plaque, a gold or platinum name badge, a gold VIP credit card and a 50% off shopping spree. In addition, a President's Platinum Award Trip is awarded to one President's Award winner each year via a drawing. The Company further extends its service philosophy through the design of its stores, as discussed above, and by locating the store manager on the selling floor to increase accessibility to customers. In addition, the Company's customer-friendly merchandise return and exchange policies add to the high level of customer service.

      Competitive Advantages. As a result of its small and mid-size market focus, the Company generally faces less competition for brand name apparel because consumers in these markets generally are able to shop for branded merchandise only in regional malls, which are usually located more than 30 miles away. In those small to mid-size markets where the Company does compete for brand name apparel sales, competition generally comes from local retailers, small regional chains, such as Goody's, and to a lesser extent, national department stores, such as JC Penney. The Company believes it has a competitive advantage over local retailers and small regional chains due to its: (i) broader selection of brand name merchandise, (ii) distinctive retail concept, (iii) economies of scale, (iv) historically good vendor relationships and (v) private label credit card program. The Company also believes it has a competitive advantage in small and mid-size markets over national department stores due to its experience with smaller markets. In addition, due to minimal merchandise overlap, the Company generally does not directly compete for branded apparel sales with national discounters such as Wal-Mart. In the highly competitive metropolitan markets in which it operates, the Company competes against other national department store chains, which similarly offer moderately priced, brand name and private label merchandise. As a way of differentiating itself from the competition in these larger markets, the Company offers consumers a high level of customer service in convenient locations, along with its private label credit card. In addition, over the years, the Company has endeavored to nurture customer loyalty and foster name recognition.

      Merchandising Strategy. The Company's merchandising strategy focuses on matching merchandise assortments and offerings with customers' aspirations for fashionable, quality name brand apparel in order to maximize sales and earnings potential. Further, care is given to avoid duplication and to ensure in-stock position on size and color in all merchandise selections. The Company's merchandise assortments fall into the traditionally higher margin categories of women's, men's and children's branded apparel, accessories, cosmetics and footwear, and range from basics, which covers such things as denim, underwear and foundations, to more upscale, fashionable offerings. Merchandise mix may also vary from store to store to accommodate differing demographic factors. Over 90% of sales consist of nationally recognized brands such as Tommy Hilfiger, Liz Claiborne, Levi Strauss, Chaps, Polo Jeanswear, Nautica, Jockey, Nike, Reebok and Adidas with the top 100 vendors currently accounting for approximately 68% of annual sales. No single vendor accounted for more than 5% of the Company's 2001 retail purchases. In addition, the Company, through its membership in Associated Merchandising Corporation ("AMC"), a cooperative buying service, develops and sources imported merchandise. The membership in AMC, along with other vendors, provides the Company with merchandise that has a high level of quality and detail at opening (i.e. lowest) or moderate price-points for its private label program, allowing it to augment its branded merchandise assortments. Private label merchandise purchased through AMC accounted for approximately 5.0% of the Company's total retail purchases for 2001. The Company's merchandising activities are conducted centrally from its corporate headquarters in Houston, Texas.

      The Company offers a well edited selection of moderately priced, branded merchandise within distinct merchandise categories. The following tables set forth the distribution of net sales between the Company's various merchandise categories for the periods indicated:

	Fiscal Year
Department	2001	2000

Men's/Young Men's	21%	22%
Misses Sportswear	15	15
Children's	13	11
Footwear	12	12
Junior Sportswear	11	10
Accessories	7	7
Cosmetics	5	6
Dresses	5	6
Special Size Sportswear	4	5
Intimate	4	4
Gifts	2	1
Outerwear	1	1
	______	_______
	100%	100%

      Marketing Strategy. The Company's primary target customers are women between the ages of 25 and 59 with annual household incomes of over $25,000 who are the decision makers for family clothing purchases. The Company's broad based marketing strategy is designed to establish brand loyalty, convenience and promotional positioning. The Company uses a multi-media advertising approach, including newspapers, direct mail, radio and television to position its stores as the local destination for basic as well as fashionable, moderately priced brand name merchandise. In addition, the Company strongly promotes its private label credit card and relies heavily on creating strong customer loyalty through continuous one-on-one communication with its core private label credit card holders. The Company's best customers are recognized through a VIP credit card program, as discussed below, that creates greater customer retention and promotes increased purchasing activity.

      To complement its marketing efforts, the Company strongly supports local store involvement in the communities that they serve by encouraging store managers and associates to partner with local organizations and to participate in community activities.

      Private Label Credit Card. The Company promotes its private label credit card, and as a result, approximately 49% of net sales in 2001 were attributable to customers using their Company credit card. This is up from approximately 46% for the comparable period last year. With approximately 1.5 million active accounts, the Company considers its private label credit card program to be a critical component of its retailing concept because it (i) enhances customer loyalty, (ii) allows the Company to identify and regularly contact its best customers and (iii) creates a comprehensive database that enables the Company to implement detailed, segmented marketing and merchandising strategies for each store. Frequent credit card users, through the Company's VIP credit card program, enjoy an increasing array of benefits. The Company's most active charge customers are awarded a bronze, silver or gold VIP card based on their level of annual purchases. Depending on their level, holders of these cards receive such benefits as discounted or free gift-wrapping, special promotional discounts, and invitations to private "VIP Only" sales and emergency check cashing. In addition, new holders of the Company's credit card receive a 10% discount the first time they use their new card. The Company believes that holders of the Company's credit card tend to buy more merchandise from the Company than those customers who do not have a Company credit card. To encourage associates to focus on getting customers to open new Company credit card accounts, the Company provides increasing incentive award payments based on the number of new charge accounts activated. In addition, top performers become eligible for additional year-end bonuses.

      The Company administers its private label credit card program through a dedicated in-house facility and staff located in Jacksonville, Texas. The Company's fully computerized and automated credit systems analyze customer payment histories, automatically approve or reject new sales at point of sale and enable account representatives to efficiently manage delinquent account collections.

      Granite National Bank, N.A. ("GNB"), a nationally chartered limited purpose (CEBA) bank founded in 1998 and indirectly wholly-owned by the Company, originates the Company's credit card accounts relating to all amounts charged by cardholders. On a daily basis, GNB sells the accounts receivables to another wholly-owned entity, which in turn sells substantially all receivables to another wholly-owned special purpose entity in connection with the Company's securitization of accounts receivable (see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operation - Accounts Receivable Securitization").

     Store Operations. The Company's stores are divided into two territories and then are further divided into two regions within each territory. Within the four regions, there are a total of 25 District Managers. The number of stores that each District Manager oversees depends on their proximity to each other and varies from a low of 11 to a high of 17. Each store is managed by a team consisting of a Manager and a number of Assistant Managers, which is dependent on the size of the store. The selling floor staff within each store consists of both full-time and part-time associates, with temporary associates added during peak selling seasons. With a chain of 342 stores spread across 13 south central states, the Company believes that this structure provides a high level of oversight, strong management and tight operational control.

     Merchandise Distribution. The Company currently distributes merchandise to its stores through its approximately 450,000 square foot distribution center located in Jacksonville, Texas. The Jacksonville facility is equipped with automated merchandise handling equipment that facilitates efficient distribution of merchandise to the Company's stores and provides for cross docking of prepackaged and preticketed merchandise by store. Merchandise for individual stores is typically processed through the distribution center within 48 hours of its receipt from vendors. The Company utilizes a third party contract carrier to deliver merchandise to its stores. Incoming merchandise received at the distribution center is inspected for quality control. The Company has formal guidelines for vendors with respect to shipping, receiving and invoicing for merchandise. Vendors that do not comply with the guidelines are charged specified fees depending upon the degree of non-compliance. These fees are intended to be a deterrent to non-compliance as well as to offset higher costs associated with the processing of such merchandise.

      The Company continues to improve its logistical systems, focusing on the adoption of new technology and operational best practices, with the goals of receiving, processing and distributing merchandise to stores at a faster rate and at a lower cost per unit. As an example, the Company recently completed enhancements to its sortation and shipping processes, which have not only improved inventory control and unit tracking, but have increased productivity and reduced time for the supply chain. In addition, the Company expects to install a fully integrated warehouse management system, which it believes will improve logistics, productivity and efficiency.

      Information Systems. The Company supports its retail concept by using multiple, integrated systems in areas such as merchandising, distribution, sales promotions, credit, personnel management, store design and accounting. The Company's core merchandising systems assist in ordering, allocating and replenishing merchandise assortments for each store based on specific characteristics and recent sales trends. The Company's point of sale systems include bar code scanning and electronic credit and check authorization which allow the Company to capture customer specific sales data for use in its merchandising system. Other systems allow the Company to identify and mark down slow moving merchandise or efficiently transfer it to stores selling those items more rapidly, and to maintain planned levels of in-stock positions in basic items, such as jeans and underwear. These systems have enabled the Company to manage its inventory, improve sales productivity and reduce costs. The Company has also developed and utilizes an automated store personnel scheduling system that analyzes historical hourly and projected sales trends to schedule sales personnel. This system is designed to minimize labor costs while producing a higher level of customer service.

      The Company has made, and will continue to make, substantial investments in its information systems in order to enhance its merchandising, store operations, distribution and financial controls. Numerous merchandise system enhancements were completed in 2001, including the development of a data warehouse to capture, store and report information to aid in analyzing categories of business, maintaining planned inventory levels and improving profit and margin opportunities. In addition, a new replenishment algorithm was created that provided for improved turnover and reduced inventory levels for items using the method. Store system improvements in 2001 included the rollout of a Palm Pilot based system for store receiving and transfers. This system allows stores to quickly and accurately receive and process merchandise receipts as well as administer store-to-store transfers. Infrastructure enhancements completed in 2001 included improving store communication capabilities by moving from a satellite-based network to a high-speed, frame-relay network. This reduced system downtime, improved communication speed and laid the groundwork for future system changes, including the installation of the new point of sale system.

      Key information systems projects for 2002 already underway include upgrading the Company's point of sale system, installing a fully integrated warehouse management system and building a new price change management system. The new touch screen, point of sale system will enhance customer service by providing faster checkout and will improve the Company's data-capture capabilities. The warehouse management system is expected to improve logistics, productivity and efficiency of merchandise processing by compressing order-to-delivery cycle time, reducing manual efforts required to process and audit shipments and providing visibility to inventory throughout the flow process. In addition, this system will provide flexibility to accommodate enhanced merchandise flow strategies including direct-to-store from vendors and fulfillment of selected items from a reserve stock held at the Company's distribution center. The new replenishment forecasting method is expected to allow merchandise to be reordered more efficiently based on store and SKU specific history, selling trend and seasonal variation. This method will further improve basic inventory turn and profitability potential by ensuring that the right merchandise is in the right store at the right time and in the right quantities. The price change management system will allow merchandise associates to more accurately analyze the appropriateness of the timing of markdowns and to execute the markdowns. In addition, it will reduce the manual administrative effort required to audit and complete the price change process.

     Employees. At February 2, 2002, the Company employed a total of 9,892 full and part-time employees at all of its locations, of which 1,318 were salaried and 8,574 were hourly. The Company's central office (which includes corporate and credit offices) employed 453 salaried and 331 hourly employees. In its distribution center, the Company employed 32 salaried and 296 hourly employees. In its stores, the Company employed 833 salaried and 7,947 hourly employees. Those totals will vary during the year as the Company traditionally hires additional employees and increases the hours of part-time employees during peak seasonal selling periods. There are no collective bargaining agreements in effect with respect to any of the Company's employees. The Company believes that relationships with its employees are good.

      Seasonality. The Company's business is seasonal and sales traditionally are lower during the first nine months of the fiscal year (February through October) and higher during the last three months of the fiscal year (November through January). The fourth quarter usually accounts for about 30% of the Company's annual sales, with the other quarters accounting for approximately 22-24% each. Working capital requirements fluctuate during the year and generally reach their highest levels during the third and fourth quarters.

     Trademarks. The Company regards its trademarks and their protection as important to its success. Among others, the United States Patent and Trademark Office (the "USPTO") have issued federal registrations to the Company for the following trademarks:  Bealls, Sun River Clothing Co., Whispers, Stage and Graphite. The Company has also filed applications with the USPTO seeking federal registrations for the following trademarks:  Palais Royal, Sun River, Rebecca Malone and Specialty Kids.

ITEM 2.       PROPERTIES

      The Company's corporate headquarters is located in a leased 130,000 square foot building in Houston, Texas. The Company owns an approximately 450,000 square foot distribution center, as well as a credit department facility, which are located in Jacksonville, Texas. The Jacksonville distribution center and credit department facility, along with substantially all of the Company's other assets, serve as collateral for the Company's Revolving Credit Facility (See Footnote 6 in the attached Consolidated Financial Statements).

      At February 2, 2002, the Company operated 342 stores, located in 13 states, as follows:

Number of
State	Stores

Alabama	3
Arizona	2
Arkansas	14
Colorado	1
Florida	2
Iowa	1
Kansas	5
Louisiana	39
Mississippi	8
Missouri	10
New Mexico	18
Oklahoma	41
Texas	198
________
Total	342

      Stores generally range in size from 10,000 to 35,000 selling square feet, with the average being approximately 17,160 selling square feet. The Company's stores are primarily located in strip shopping centers. All store locations are leased except for three Bealls stores and one Palais Royal store, aggregating approximately 108,000 selling square feet, which are owned. The owned Bealls stores are located in Jacksonville, Port Arthur and Lubbock, Texas. The owned Palais Royal store is located in Lake Charles, Louisiana. The majority of leases provide for a base rent plus contingent rentals, generally based upon a percentage of net sales.

ITEM 3.      LEGAL PROCEEDINGS

     From time to time the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of their business.

      On June 1, 2000, the Company's predecessors (Stage Delaware and SRI NV) and SRI (collectively, the "Debtors") filed voluntary petitions under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Texas, Houston Division. During the Chapter 11 Proceedings, the Debtors continued to manage and operate their assets and business as debtors-in-possession, pending the formulation and confirmation of a plan of reorganization and subject to the supervision and orders of the Court. Additionally, an unsecured creditor committee was formed and had the right to review and participate in the Chapter 11 Proceedings. On April 24, 2001, the Debtors filed, and subsequently amended on May 14, May 21, May 25 and June 6, 2001, a "Disclosure Statement," pursuant to Section 1125 of the Bankruptcy Code, and a "Plan of Reorganization" with the Court. On June 6, 2001, the Court approved the Disclosure Statement. On August 8, 2001, the Plan, as modified on August 8, 2001, was confirmed by the Court (the "Confirmation Order"). On August 24, 2001, the Debtors emerged from the Chapter 11 Proceedings. Notwithstanding the entry of the Confirmation Order and the occurrence of the Effective Date, the Court will retain jurisdiction over the Chapter 11 Proceedings after the Effective Date as is legally permissible, including jurisdiction over matters set forth in Article XII Retention of Jurisdiction in the Plan including, but not limited to, jurisdiction to (i) issue injunctions, enforce the injunctions contained in the Plan and the Confirmation Order, enter and implement other orders or take such other actions as may be necessary to restrain interference by any entity with consummation, implementation or enforcement of the Plan or the Confirmation Order; (ii) enter and implement such orders as are necessary or appropriate if the Confirmation Order is for any reason or in any respect modified, stayed, reversed, revoked or vacated or distributions pursuant to the Plan are enjoined or stayed; and (iii) determine any other matters that may arise in connection with or relate to the Plan, the Disclosure Statement, the Confirmation Order or any contract, instrument, release or other agreement or document entered into or delivered in connection with the Plan, the Disclosure Statement or the Confirmation Order.

      On November 3, 2000, Stage Delaware received a copy of the United States Securities and Exchange Commission's (the "SEC") August 3, 2000 Order Directing Private Investigation "In the Matter of Stage Stores, Inc." (the "SEC Order"). The SEC Order is a confidential document directing a non-public investigation into related party transactions previously reported by Stage Delaware on Form 8-K dated March 9, 2000. The Company is cooperating with the SEC in the investigation, which is still ongoing.

      On April 14, 2000, Stage Delaware was named as one of 135 defendants in a patent infringement action brought by The Lemelson Medical, Education & Research Foundation, in the United States District Court for the District of Arizona. The plaintiff claims to be the owner of various patents covering optical scanning devices commonly used by retail outlets at checkout counters to scan prices for customer purchases. The complaint seeks injunctive relief to prevent alleged continuing infringement and unspecified damages for alleged past infringement. The court and the plaintiff were advised of the Chapter 11 Proceedings, and Stage Delaware asserted the protection of the automatic stay. The plaintiff's several actions against retailers allegedly using the scanning technology have been stayed, pending the outcome of the affirmative actions filed by certain manufacturers of the scanning equipment to declare the plaintiff's patents invalid. The Company disputes the plaintiff's allegations and plans to monitor the action closely.

      As a result of the bankruptcy filing, Granite National Bank and its directors voluntarily entered into a Consent Order and Stipulation and Consent to the Issuance of a Consent Order (the "Consent Order") with the Office of the Comptroller of the Currency (the "OCC"). The Consent Order was initially entered into on August 3, 2000 and later amended on June 21, 2001. Among other things, under the Consent Order, GNB is required to provide to the OCC certain periodic operating reports, maintain minimum capitalization and liquidity levels, and to take steps to ensure ongoing compliance with all federal regulations and consumer compliance laws. GNB believes that it is in compliance with the terms and conditions of the Consent Order, as amended. The Consent Order and Amendment are attached to this 10-K as exhibits.

      In May 2001, nearly one year after the bankruptcy cases were filed, and after the initial Disclosure Statement and Plan of Reorganization had been filed, Dov Avni Kaminetzky ("Kaminetzky"), purchased some shares of stock in Stage Delaware. After purchasing such shares, Kaminetzky filed a number of pleadings in the Court seeking various forms of relief, and filed objections to the Disclosure Statement previously filed by the Debtors. Ultimately and as described above, the Court approved the Disclosure Statement, confirmed the Plan and denied the various motions for relief filed by Kaminetzky. Subsequently, Kaminetzky appealed the order confirming the Debtors' Plan of Reorganization to the Court and requested the Court to stay the implementation of the confirmed Plan pending the outcome of the appeal. The Court denied Kaminetzky's request for a stay pending appeal and subsequently sanctioned Kaminetzky on September 25, 2001 for the various actions he took in the Debtors' Chapter 11 Proceeding (the "Sanction Order"). Pursuant to the Sanction Order, the Company was granted a judgment against Kaminetzky in the amount of $396,028.65.

      Notwithstanding the entry of the orders described above, on February 4, 2002, Kaminetzky filed an adversary proceeding in the Court (Case. No. 02-3062) against the Company and one of the Company's directors. The lawsuit seeks revocation of the Confirmation Order and requests other relief. The Company believes that the allegations of Kaminetzky are wholly without merit, and substantively advance many of the same allegations that were rejected by the Court in connection with the proceedings that resulted in the Sanction Order. The Company intends to vigorously defend the adversary proceeding and to seek additional sanctions against Kaminetzky in such lawsuit.

      Management believes that none of the litigation matters described above, either individually or in the aggregate, is material to the financial position, results of operations or cash flows of the Company or its subsidiaries.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the quarter ended February 2, 2002.

PART II

ITEM 5.      MARKET PRICE FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Since January 8, 2002, the principal market for the Company's common stock has been the Nasdaq National Market, where it trades under the symbol "STGS". From the Company's emergence from bankruptcy on August 24, 2001 until January 8, 2002, the principal market for the Company's common stock was the Pink Sheets Electronics Quotation Service (the "Pink Sheets") under the symbol "STGS".

      The following table sets forth the high and low closing bid prices per share of the Company's common stock for the periods indicated during 2001 as reported on the Nasdaq National Market and as quoted in the Pink Sheets.

	Common Stock Market Price
	High	Low
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter (1)	$9.44	$7.44
Fourth Quarter (2)	27.03	8.95

_____________________________________________________________

(1)      Source is the Pink Sheets. These over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

(2)      Source for low closing bid is the Pink Sheets and the high closing bid is the Nasdaq National Market.

Holders

      As of April 5, 2002, there were about 725 shareholders of record for the Company's common stock. One of these shareholders of record, CEDE & Co., holds shares for multiple shareholders.

Dividends

      The Company has not declared or paid any cash dividends on its common stock and does not expect to pay cash dividends in the foreseeable future. The Company anticipates that, for the foreseeable future, earnings will be reinvested in the business and used to service indebtedness. The declaration and payment of dividends by the Company are subject to the discretion of the Board of Directors (the "Board"). Any future determination to pay dividends will depend on the Company's results of operations, financial condition, capital requirements, contractual restrictions under its Financing Agreements (as defined in "Liquidity and Capital Resources") and other factors deemed relevant by the Board. So long as any advance or any other obligation of the Company under the Financing Agreements remain unpaid, the Company's ability to pay any dividends is restricted.

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table is as of February 2, 2002 and provides information concerning the Company's 2001 Equity Incentive Plan under which the Company's common stock is authorized for issuance to officers, outside directors and other key employees upon the exercise of stock options granted:

( c )
Number of securities
remaining available for
	( a )		future issuance under
	Number of securities	( b )	equity compensation
	to be issued upon	Weighted-average	plans (excluding
	exercises of	exercise price of	securities reflected
Plan category	outstanding options	outstanding options	in column (a))

Equity compensation plans
approved by security holders	3,637,000	$15.00	363,000

Equity compensation plans not
approved by security holders	-	-	-
	_______________	_______________	________________
Total	3,637,000	$15.00	363,000

ITEM 6.       SELECTED FINANCIAL DATA

      The following sets forth selected consolidated financial data for the periods indicated. The selected consolidated financial data for the fiscal years 1997 through 2000 along with the data for the thirty-weeks ended September 1, 2001 and the twenty-two weeks ended February 2, 2002 should be read in conjunction with the Company's Consolidated Financial Statements included herein for fiscal years 1999, 2000, the thirty weeks ended September 1, 2001 and the twenty-two weeks ended February 2, 2002. All dollar amounts are stated in thousands, except for per share data.

      With the change in ownership resulting from the Plan, the Company adopted fresh-start reporting in accordance with the recommended accounting principles for entities emerging from Chapter 11 set forth in the American Institute of Certified Public Accountants Statement of Position 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. The adjustments to reflect the consummation of the Plan, including the gain on discharge of pre-petition liabilities and the adjustment to record assets and liabilities at their fair values, have been reflected in the accompanying consolidated financial data for the period ended September 1, 2001. Accordingly, the consolidated financial data as of September 1, 2001 and subsequent to September 1, 2001 for the Reorganized Company are not prepared on a basis comparable to the prior periods presented.

	Predecessor Company									Reorganized
										Company
	Fiscal Year
								Thirty		Twenty-Two
								Week Ended		Week Ended
								September 1,		February 2,
	1997		1998	1999		2000	(1)	2001		2002
Statement of operations data:
Net sales	$1,073,316		$1,173,547	$1,121,567		$952,274	(1)	$461,642		$393,933
Cost of sales and related buying, occupancy and distribution expenses	730,179		839,238	897,117	(2)	714,192		322,029		277,141
	____________		__________	__________		__________		_________		__________
Gross profit	343,137		334,309	224,450		238,082		139,613		116,792
Selling, general and administrative expenses	240,011		271,477	387,816	(3)	246,206		104,103		81,331
Store opening costs	8,686		10,192	749		-		-		56
Reorganization items and store closure costs	-		-	44,237	(4)	114,236	(5)	23,141	(5)	-
Fresh-start adjustments	-		-	-		-		35,249	(6)	-
Interest, net	38,277		46,471	48,634		39,807	(7)	10,651	(7)	581
Income (loss) before income tax, extraordinary item and cumulative effect of change in accounting principle	56,163		6,169	(256,986)		(162,167)		(33,531)		34,824
Income tax expense	21,623		2,455	20,217	(8)	48		15		12,890
	____________		_________	__________		__________		_________		__________
Income (loss) before extraordinary items and cumulative effect of change in accounting principle	34,540		3,714	(277,203)		(162,215)		(33,546)		21,934
Extraordinary item - net of tax, early retirement of debt	(18,295)		-	(749)		-		-		-
Extraordinary item - gain on debt discharge	-		-	-		-		265,978	(6)	-
Cumulative effect of change in accounting principle, net of tax - reporting costs of start-up activities	-		-	(3,938)		-		-		-
	____________		___________	__________		__________		_________		__________
Net income (loss)	$16,245		$3,714	$(281,890)		$(162,215)		$232,432		$21,934
Basic earnings per common share before extraordinary item and cumulative effect of change in accounting principle	$1.34		$0.13	$(9.89)		$(5.77)		$(1.19)		$1.10
Basic earning (loss) per common share	$0.63		$0.13	$(10.06)		$(5.77)		$8.27		$1.10
Basic weighted average common shares outstanding	25,808		27,885	28,028		28,096		28,096		19,973
Diluted earnings per common share before extraordinary item and cumulative effect of change in accounting principle	$1.30		$0.13	$(9.89)		$(5.77)		$(1.19)		$1.09
Diluted earnings (loss) per common share	$0.61		$0.13	$(10.06)		$(5.77)		$8.27		$1.09
Diluted weighted average common shares outstanding	26,483		28,428	28,028		28,096		28,096		20,094
Cash dividends	$-		$-	$-		$-		$-		$-

Margin and other data:
Gross profit margin	32.0%		28.5%	20.0%		25.0%		30.2%		29.6%
Selling, general and administrative expense rate	22.4%		23.1%	34.6%		25.9%		22.6%		20.6%
Capital expenditures	$64,859		$88,719	$22,037		$5,390		$6,318		$15,287

Store data:
Comparable store sales growth	4.1%		(3.0%)	(7.0%)		(7.2%)	(1)	18.4%	(1)	12.2%	(1)
Store openings	301	(9)	86	10		1		-		3
Store closings	9		14	41		301	(10)	6		3
Number of stores open at end of period	607		679	648		348		342		342
Total selling area square footage at end of period ( thousands)	9,557		10,548	10,290		5,979		5879		5,869

	Predecessor Company							Reorganized Company
								September 1,		February 2,
	1997		1998	1999		2000		2001		2002
Balance sheet data (at end of period )
Working capital	$318,064		$368,138	$(268,606)	(11)	$200,049	(1)	$208,409		$237,540
Total assets	759,396		857,680	554,687		665,999		421,101		460,719
Long-term debt	395,248		487,968		(11)	-		873		873
Pre-petition liabilities subject to compromise	-		-	-		574,968	(12)	-		-
Stockholders' equity (deficit)	205,078		204,392	(74,967)		(240,487)		300,000		340,224

___________________________

(1)

2000 includes 53 weeks. Comparable store sales growth for 2000 has been determined based on a comparable 53-week  period.  2001 includes 52 weeks.  Comparable store sales growth for 2001 has been determined based on a comparable 52-week period.

(2)	Includes $69.3 million of unusual charges related to store closings, lower of cost or market reserves for seasonal inventory and LIFO inventory reserves.
(3)	Includes $115.9 million of unusual charges related to the write down of long-lived assets, including goodwill, and certain other charges.
(4)	Represents costs associated with the Company's 1999 store closure program.
(5)	Represents the net expense resulting from the Company's Chapter 11 filing and subsequent reorganization efforts.
(6)

With the change in ownership resulting from the Plan, the Company has adopted fresh-start reporting in accordance with the recommended accounting principles for entities emerging from Chapter 11 set forth in the American Institute of Certified Public Accountants Statement of Position 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. The adjustments to reflect the consummation of the Plan, including the gain on discharge of pre-petition liabilities and the adjustment to record assets and liabilities at their fair values have been reflected in the accompanying consolidated financial data for the period ended September 1, 2001.

(7)

For fiscal 2000, this represents interest on pre-petition debt plus interest on the DIP Facility after the Petition Date.  For the thirty weeks ended September 1, 2001, this represents interest on the DIP Facility.  The Company ceased accruing interest expense on pre-petition debt after the Petition Date. In addition, $7.5 million of interest expense related to the previously existing accounts receivable securitization program was charged to selling, general and administrative expense in fiscal 2000.

(8)	Includes an $89.5 million valuation allowance provided for certain deferred tax assets.
(9)	Includes 104 stores acquired from C. R. Anthony Company in 1997 that were not converted to the Company's format and trade names until 1998.
(10)

Includes 108 stores that were in the process of being closed. These stores were closed by the end of the first quarter of 2001. Revenues and expenses associated with liquidation sales in closing stores subsequent to the Petition Date are included reorganization items and store closure costs.

(11)	As a result of the Company being in default under its various pre-petition debt agreements, all of the Company's long-term debt at January 29, 2000 was classified as current.
(12)

Substantially all of the Company's pre-petition liabilities were subject to compromise under reorganization proceedings. For financial reporting purposes subsequent to the Petition Date, those liabilities and obligations were segregated and reclassified as liabilities subject to compromise under reorganization proceedings on the Consolidated Balance Sheet.

Proforma Operating Results

      The following unaudited Consolidated Proforma Statement of Operations reflects the financial results of the Company for the year ended February 2, 2002, and the year ended February 3, 2001 as if the Plan had been effective and the 1999 and 2000 Store Closures Programs had been completed as of the beginning of fiscal 2000. All amounts are stated in thousands, except for per share data.

	For the Fifty-Two Weeks Ended February 2, 2002
	Combined	Restructuring	Closed	Fresh-Start	Financing
	As Reported	Items and Taxes	Stores	Adjustments	Agreements	Proforma

Net sales	$855,575	$ -	$(3,304)	$-	$ -	$852,271	(1)
Cost of sales and related buying,
occupancy and distribution expenses	599,170	-	(2,405)	(3,529)	-	593,236	(1),(6)
	__________________________________________________
Gross profit	256,405	-	(899)	3,529	-	259,035

Selling, general and administrative expenses	185,490	-	(660)	(2,888)	(4,063)	177,879	(1),(4),(6)
Reorganization items and store closure costs	23,141	(23,141)	-	-	-	-	(2)
Fresh-start adjustments	35,249	-	-	(35,249)	-	-	(3)
Interest, net	11,232	-	-	-	(9,635)	1,597	(5)
	__________________________________________________
Income (loss) before income tax and extraordinary item	1,293	23,141	(239)	41,666	13,698	79,559
Income tax expense	12,905	17,432	-	-	-	30,337	(7)
	__________________________________________________
Income (loss) before extraordinary item	$(11,612)	$5,709	$(239)	$41,666	$13,698	$49,222

Basic earnings per share before extraordinary item						$2.46
Basic weighted average common shares outstanding						19,973	(8)
Diluted earnings per share before extraordinary item						$2.45
Diluted weighted average common shares outstanding						20,094	(9)

____________________________________________

(1)

Reported results have been adjusted to eliminate the operations of the stores included in the 1999 and 2000 Store Closure Programs and the six stores closed in 2001 prior to the Effective Date. This includes the reported sales of $3.3 million, cost of sales including occupancy costs of $2.4 million and direct operating expenses of $0.7 million.

(2)

To eliminate the net expense resulting from the Company's Chapter 11 Proceedings, subsequent reorganization efforts and store closures. See Note 7 in the accompanying Consolidated Financial Statements.

(3)	To eliminate the effect of fresh-start adjustments. See Note 2 in the accompanying Consolidated Financial Statements.
(4)

Securitization interest included in proforma results for fiscal 2001 is $7.8 million. Proforma securitization interest for 2001 consists of (i) proforma interest of $5.0 million for thirty weeks based on $175.0 million of borrowings (based on outstanding borrowing levels at September 1, 2001) at an interest rate of 3.95% plus unused facility fees and amortization of debt issue costs and (ii) actual securitization interest of $2.8 million for the twenty-two weeks ended February 2, 2002. The adjustment to accrete yield on repurchased receivables of $9.0 million, has been eliminated.

(5)

Proforma interest expense included for fiscal 2001 is based on (i) proforma interest of $1.0 million for thirty weeks ended September 1, 2001 based on fees associated with outstanding letters of credit of $14.1 million, amortization of debt issue costs and no outstanding borrowings and (ii) actual interest expense of $0.6 million for the twenty-two weeks ended February 2, 2002. Reported interest expense related to debtor-in-possession financing of $10.7 million has been eliminated.

(6)

Reported depreciation expense prior to the Effective Date is adjusted for the impact of the basis reduction to recorded property, equipment and leasehold improvements due to fresh-start adjustments. The adjusted basis of depreciable assets owned as of the Effective Date was $100.3 million, which would result in annual depreciation expense of approximately $12.0 million. Accordingly, pro-forma results for the fifty-two weeks ended February 2, 2002 include proforma depreciation of approximately $7.0 million for the thirty weeks ended September 1, 2001 and actual depreciation of approximately $6.0 for the twenty-two weeks ended February 2, 2002.

(7)

Reported tax expense has been adjusted to reflect an effective rate of 39% for the pre-emergence period ended September 1, 2001. For the twenty-two weeks of post-emergence activity, the actual tax rate of 37% was used. The effective tax for the Company has declined post-emergence due to changes in the corporate structure, which has reduced state income taxes.

(8)

Weighted average shares outstanding represents the shares of new common stock issued under the Plan. The Company has 3,637,000 stock options with a weighted average exercise price of $15.00, 512,119 Series A Warrants with an exercise price of $15.00, and 1,078,146 Series B Warrants with an exercise price of $20.00 outstanding at February 2, 2002. The average market price during the twenty-two week period ended February 2, 2002 was $15.45. The number of diluted shares outstanding during the twenty-two week period ended February 2, 2002 was 20,094,116. The diluted shares outstanding have been used for earnings per share calculations in proforma fiscal 2001.

	For the Fifty-Three Weeks Ended February 3, 2001
		Restructuring	Closed	Fresh-Start	Financing
	As Reported	Items and Taxes	Stores	Adjustments	Agreements	Proforma

Net sales	$952,274	$ -	$(204,132)	$-	$ -	$748,142	(1)
Cost of sales and related buying,
occupancy and distribution expenses	714,192	-	(170,373)	(6,050)	-	537,769	(1),(5)
	______________________________________________________________
Gross profit	238,082	-	(33,759)	6,050	-	210,373

Selling, general and administrative expenses	246,206	-	(41,301)	(4,950)	(36,738)	163,217	(1),(3),(5)
Reorganization items and store closure costs	114,236	(114,236)	-	-	-	-	(2)
Interest, net	39,807	-	-	-	(38,054)	1,753	(4)
	______________________________________________________________
Income (loss) before income tax and extraordinary item	(162,167)	114,236	7,542	11,000	74,792	45,403
Income tax expense	48	17,659	-	-	-	17,707	(6)
	______________________________________________________________
Income (loss) before extraordinary item	$(162,215)	$96,577	$7,542	$11,000	$74,792	$27,696

Basic earnings per share before extraordinary item						$1.39
Basic weighted average common shares outstanding						19,973	(7)
Diluted earnings per share before extraordinary item						$1.38
Diluted weighted average common shares outstanding						20,094	(7)

____________________________________________

(1)

 Reported results have been adjusted to eliminate the operations of the stores included in the 1999 and 2000 Store Closure Programs and the six stores closed during 2001 prior to the Effective Date. This includes the reported sales of $204.1 million, cost of sales including occupancy costs of $170.4 million and direct operating expenses of $41.3 million.

(2)

 To eliminate the net expense resulting from the Company's Chapter 11 Proceedings, subsequent reorganization efforts and store closures. See Note 7 in the accompanying Consolidated Financial Statements.

(3)

 For fiscal 2000, proforma securitization interest is $8.5 million based on $175.0 million of borrowings at an interest rate of 3.95% plus unused facility fees and amortization of debt issue costs. Reported securitization interest of $7.5 million in the fifty-three weeks ended February 3, 2001, has been eliminated. The adjustment to accrete yield on repurchased receivables of $37.8 million has been eliminated.

(4)

 For fiscal 2000, proforma interest on the revolving facility is $1.0 million plus amortization of new debt issue costs of $0.7 million. The fiscal 2000 revolving facility interest is based on fees associated with letters of credit of $14.1 million and no outstanding borrowings. Reported interest expense related to pre-petition debt and debtor-in-possession financing of $39.8 million has been eliminated.

(5)

 Reported depreciation expense prior to the Effective Date is adjusted for the impact of the basis reduction to recorded property, equipment and leasehold improvements due to fresh-start adjustments. The adjusted basis of depreciable assets owned as of the Effective Date was $100.3 million, which would result in annual depreciation expense of approximately $12.0 million. Accordingly, proforma results for the fifty-three weeks ended February 3, 2001 include depreciation of approximately $12.0 million.

(6)	Tax expense for fiscal 2000 was adjusted to a 39% effective tax rate.
(7)

 Weighted average shares outstanding represents the shares of new common stock issued under the Plan. The Company has 3,637,000 stock options with a weighted average exercise price of $15.00, 512,119 Series A Warrants with an exercise price of $15.00, and 1,078,146 Series B Warrants with an exercise price of $20.00 outstanding at February 2, 2002. The average market price during the twenty-two week period ended February 2, 2002 was $15.45. The number of diluted shares outstanding during the twenty-two week period ended February 2, 2002 was 20,094,116. The diluted shares outstanding have been used for earnings per share calculations in proforma fiscal 2000.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

      Certain statements contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the ability of Stage Stores and its subsidiaries to maintain normal trade terms with vendors, the ability of the Company and its subsidiaries to comply with the various covenant requirements contained in the Company's Financing Agreements (as defined below), the ability of the Company to maintain its private label credit card program, including the quality of its accounts receivable portfolio, the demand for apparel and other factors. The demand for apparel can be affected by an economic downturn, a decline in consumer confidence, unusual weather patterns, an increase in the level of competition in the Company's market areas, competitors' marketing strategies, changes in fashion trends, availability of product on normal payment terms and the failure to achieve the expected results of the Company's merchandising and marketing plans as well as its store opening and closing plans. In addition, the Company cannot predict, with any degree of certainty, what effect, if any, the tragic events of September 11, 2001 and subsequent and continuing events of terrorism will have on the Company and its operations. The occurrence of any of the above could have a material and adverse impact on the Company's operating results. Most of these factors are difficult to predict accurately and are generally beyond our control. Readers should consider the areas of risk described in connection with any forward-looking statements that may be made in this Form 10-K. Readers should carefully review this Form 10-K in its entirety, including but not limited to the Company's financial statements and the notes thereto and the risks described in this section under "Risk Factors." Except for the Company's ongoing obligations to disclose material information under the Federal securities laws, the Company undertakes no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

General

     Overview. Stage Stores is a Houston, Texas-based regional department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family. The Company has recognized the high level of brand awareness and demand for fashionable, quality apparel by consumers in small and mid-size markets and has identified these markets as a profitable and under-served niche. The Company believes that it has developed a unique retailing concept in these markets by offering a broad range of brand name merchandise with a high level of customer service in convenient locations.

      As of February 2, 2002, the Company, through its wholly owned subsidiaries Specialty Retailers (TX) LP and SRI General Partner LLC, operated 342 stores located in 13 states throughout the south central United States. Although the Company's stores may be operated under its "Stage", "Bealls" and "Palais Royal" trade names depending on the geographical market, the Company operates the vast majority of its stores under one concept and one strategy. Utilizing a 10 mile radius from each store, approximately 56% of the Company's stores are located in small towns and communities with populations below 50,000 people, while an additional 21% of the Company's stores are located in mid-sized communities with populations between 50,000 and 150,000 people. The remainder of the Company's stores are located in metropolitan areas, such as Houston and San Antonio, Texas.

     Chapter 11 Filing and Reorganization. As a result of many factors including, but not limited to, the Company's rapid growth during 1997 and 1998, significant turnover in key executive positions, significant leverage coupled with an inflexible capital structure and changes in the retail environment, the Company's financial performance deteriorated significantly during 1999 and 2000. Because of the Company's rapidly deteriorating financial performance, the Company's suppliers significantly curtailed merchandise shipments to the Company during the spring of 2000, thereby further exacerbating the Company's financial difficulties. In order to address these financial and operational issues facing the Company, the Company and its wholly owned subsidiaries, SRI and SRI NV, filed voluntary petitions under the Bankruptcy Code in the United States Bankruptcy Court on June 1, 2000. On June 2, 2000, the Company entered into a $450 million debtor-in-possession credit facility with a lender to finance, among other things, the Company's working capital requirements during the Chapter 11 Proceedings. During the Chapter 11 Proceedings, the Company continued to manage and operate its assets and business as a debtor-in-possession, pending the formulation and confirmation of a Plan of Reorganization and subject to the supervision and orders of the Court.

      Subsequent to the Petition Date, the Company developed a Plan which it believed would fairly address pre-petition creditors while also allowing it to emerge from the Chapter 11 Proceedings without significant leverage. In addition, in order to strengthen the Company and improve its financial condition, during the reorganization period the Company rationalized its existing store base, exited markets that did not fit its current strategic focus, replaced the majority of its senior management team, including the Chief Executive Officer, re-established its historically strong relationship with its merchandise vendors, brought the stores' merchandise inventory and mix closer to planned levels, improved execution at the store level, reduced store operating expenses and reduced headcount at the Company's central office. As a result of the Company's review of its store base and geographic markets, the number of stores in operation was reduced over the reorganization period from 647 at April 29, 2000 to 342 at February 2, 2002, and the Company's geographic presence was reduced from 33 states to 13 states over the same period.

      The Plan was approved by the requisite number of pre-petition creditors and was confirmed by the Court on August 8, 2001. The Plan was subsequently consummated by the Company on August 24, 2001. For financial reporting purposes herein, the Effective Date was assumed to be September 1, 2001, the last day of the Company's seventh fiscal period. In conjunction with the Company's emergence from the Chapter 11 Proceedings, the Company entered into two separate financing agreements (see "Liquidity and Capital Resources"). A portion of the initial loan proceeds was used to retire the DIP Facility. Under the Plan, the Company generally settled pre-petition debt claims by issuing shares of a new class of common stock in a reorganized Stage Stores to those pre-petition creditors entitled to receive such distribution under the Plan. As set forth in the Plan, the pre-petition bank group, in the aggregate, received approximately 47% of the new common stock while the previous holders of the Company's pre-petition 8 1/2% Senior Notes, in the aggregate, similarly received approximately 47% of the new common stock. The remaining shares of new common stock issuable under the Plan were either distributed to other pre-petition creditors or are currently being held in escrow for future distribution. The Plan did not provide for any distribution to the holders of pre-petition equity interest in the Company, including holders of the Company's old common stock and holders of the Company's old Class B Common Stock. Further, under the Plan, all pre-petition equity interests, including all shares of old common stock and old Class B Common Stock outstanding on the Effective Date were cancelled. As a result of the consummation of the Plan, the Company's leverage and debt service requirements were significantly reduced from pre-petition levels.

The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements included elsewhere herein.

Critical Accounting Policies and Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The primary estimates underlying the Company's consolidated financial statements include the fair value of the retained interest in receivables sold, allowance for doubtful accounts receivable, the valuation of inventory, the valuation of deferred tax assets, the reserve for sales returns, estimated liability for pension obligation and self insurance reserves. Actual results could differ from these estimates. Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances. The following summarizes what the Company believes are its most significant accounting policies affecting the most significant estimates.

      Fair value of retained interest in Company's accounts receivable securitization program. The Company has a private label credit card program on which approximately 49% of 2001 sales were made. The Company utilizes a securitization program to finance its private label credit card receivables. Pursuant to the securitization program, the Company transfers all of the accounts receivable that meet certain eligibility requirements, as defined in the securitization program documents, to a special purpose trust (the "Trust"). The accounts receivable transferred to the Trust are accounted for as a sale pursuant to the guidelines of SFAS No. 140, Accounting for the Transfer and Servicing of Financial Assets and the Extinguishment of Liabilities. The Company's retained interest in the receivables in the Trust are considered trading securities and are carried at fair value in accordance with SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities. See "Liquidity and Capital Resources" and Note 4 to the Consolidated Financial Statements for additional disclosures regarding the securitization of accounts receivable and the key assumptions underlying the fair value calculation.

      Allowance for doubtful accounts receivable. The Company provides for bad debts in amounts necessary to maintain the allowance at a level estimated to be sufficient to absorb probable losses that are inherent in the existing managed accounts receivable based on historical charge-off patterns and management's judgment. In evaluating the adequacy of the allowance for doubtful accounts, management considers several factors, including: historical charge-off and recovery activity; recent delinquency and collection trends; current economic conditions and the impact such conditions might have on borrowers' ability to repay; the risk characteristics of the accounts; overall payment trends; and bankruptcy rates. These factors are considered in financial projections prepared by the Company to estimate future charge-offs in the accounts, which the Company uses to support the amount of the allowance for doubtful accounts as of the balance sheet date. Significant changes in these factors could impact the financial projections and thereby affect the adequacy of the allowance for doubtful accounts. Accounts are automatically charged-off when they become 180 days contractually delinquent, or earlier upon the occurrence of specific events, consistent with the Federal Financial Institutions Examination Council's (FFIEC) Uniform Retail Credit Classification and Account Management Policy issued June 20, 2000.

     Inventory valuation. Effective September 1, 2001, the Company values its inventory using the retail method of accounting. Retail accounting involves applying a calculated cost-to-retail ratio to the Company's retail value of inventories. Additionally, the Company has established reserves for estimated shrink since the last physical inventory and for lower of cost or market adjustments related to permanent markdowns which had not been taken at February 2, 2002 and February 3, 2001 of $6.5 million and $6.8 million, respectively. The Company believes that its inventory is fairly valued and that appropriate reserves have been established.

      Deferred tax asset. At February 2, 2002, the Company has deferred tax assets of approximately $48.8 million, a significant portion of which is related to the net operating loss carryforwards generated by the Predecessor Company (see Note 12 to the Consolidated Financial Statements). The Company has recorded a valuation allowance against these deferred tax assets of approximately $43.4 million. The portion of deferred tax assets related to federal net operating loss carryforwards that can be realized is limited to approximately $5.4 million annually. The Company's ability to realize the benefits of these deferred tax assets is dependent on the Company's ability to generate future taxable income. Consistent with the requirement of SFAS No 109, any tax benefits recognized related to pre-reorganization deferred tax assets are recorded as a direct addition to additional paid-in capital.

      Self-insurance reserves. The Company maintains self-insurance retentions with respect to general liability, workers compensation and health benefits for its employees. The Company estimates the accruals for the liabilities based on industry development factors and historical claim trend experience.

Results of Operations

      As a result of fresh-start reporting under SOP 90-7, the financial information for the twenty-two weeks ended February 2, 2002 is not comparable to the thirty weeks ended September 1, 2001 and fiscal years 2000 and 1999. However, the Company believes that the impact of the "fresh-start" reporting adjustments, while material, is identifiable, and that combining the twenty-two weeks ended February 2, 2002 with the thirty weeks ended September 1, 2001 provides a useful basis for comparison to the prior periods. Therefore, the following discussion assumes the periods in fiscal 2001 are combined.

      The following table sets forth the results of operations as a percentage of sales for the periods indicated:

	Fiscal Year
	2001	2000	1999

Net Sales	100.0%	100.0%	100.0%
Cost of sales and related buying,
occupancy and distribution expenses	70.0	75.0	80.0
	________	_________	_________
Gross profit margin	30.0	25.0	20.0
Selling, general and administrative expenses	21.7	25.9	34.6
Reorganization items and stores closure costs	2.7	12.0	3.9
Fresh-start adjustments	4.1	-	-
Interest, net	1.3	4.1	4.3
	_________	_________	_________
Income (loss) before income tax,
extraordinary item and cumulative effect
of change in accounting principle *	0.2%	(17.0)%	(22.9)%

     Totals may not foot due to rounding.

2001 Compared to 2000

      Sales for the 2001 fiscal year ended February 2, 2002, decreased 10.2% to $855.6 million from $952.3 million for the 2000 fiscal year ended February 3, 2001. The decrease in sales for 2001 reflects, among other things, (i) the impact of fewer stores in operation during 2001 as compared to the number of stores in operation during 2000 and (ii) the fact that 2001 was a 52 week year while 2000 was a 53 week year. The extra week in 2000 resulted in approximately $13.2 million of sales. Stores which have been closed accounted for approximately $204.1 million of sales in 2000. These factors were partially offset by a 14.0% increase in comparable store sales. On a calendar adjusted basis, comparable store sales increased 15.5%. This improvement in comparable store sales in 2001 reflects both the disruption that occurred in the Company's business in fiscal 2000 prior to and during the early stages of the bankruptcy process as well the beneficial effects of proper inventory levels and the improved merchandise assortments that were introduced during 2001.

      Prior to the June 1, 2000 Petition Date (the "Petition Date"), there was a significant disruption in the flow of merchandise from the Company's vendors due to the financial difficulties experienced by the Company. This disruption negatively affected the execution of merchandise and advertising plans during the prior year resulting in decreased sales and gross margin due to frequent use of "percent-off" promotions on available inventory to drive sales. Subsequent to the Petition Date and the implementation of the DIP Facility, the level of trade support increased significantly. As a result, the flow of merchandise from the Company's vendors normalized, thereby allowing the Company to properly inventory its stores. In the current year, the flow and content of merchandise receipts has been consistent with merchandising and advertising plans allowing for effective execution of those plans. The positive impact of the Company's improved inventory levels and merchandise mix is reflected in the comparable store sales and gross profit reported for 2001.

      Gross profit increased 7.7% to $256.4 million for 2001 from $238.1 million for 2000. Gross profit, as a percent of sales, increased to 30.0% for 2001 from 25.0% for 2000. The gross profit percentage for the current year benefited from, among other things, (i) a reduction in the level of markdowns taken during the period and (ii) an improved merchandise flow and content due to the factors discussed above. This was partially offset by higher shrink expense in 2001. Shrink expense in 2001 was 1.6% of sales as compared to 0.5% of sales in 2000. Management believes the 2001 gross margin percent is more indicative of a normal trend.

      Selling, general and administrative expenses ("SG&A") for 2001 decreased 24.7% to $185.5 million from $246.2 million for 2000. SG&A expenses, as a percent of sales, decreased to 21.7% in 2001 from 25.9% in 2000. SG&A expenses for the current year benefited from, among other things, (i) fewer stores in operation during the current year (approximately $39.0 million) and (ii) the Company's continuing efforts in controlling SG&A expenses. The improvement in SG&A expenses expressed as a percent to sales reflects (i) improved leverage of store labor resulting from higher sales volume and (ii) improved leverage in advertising expense. This was offset somewhat by higher incentive compensation expense tied to the better than expected performance of the Company.

      SG&A expenses also include the net results of the Company's private label credit card program, including service charge and late fee income, operating expenses incurred by the Company in origination of credit, marketing, customer service and collection activities, interest expense on Securitization Facility borrowings (as defined in "Liquidity and Capital Resources") and certain other items (collectively "Net Credit Income (Loss)"). Net Credit Income (Loss) was a reduction to SG&A expenses of $8.3 million in 2001 as compared to an increase in SG&A expenses of $17.4 million in 2000. For a detailed analysis of the components of Net Credit Income (Loss), see "Components of Net Credit Income (Loss)".

      Reorganization items and store closure costs for 2001 decreased to $23.1 million from $114.2 million for 2000. The net expense resulting from the Company's Chapter 11 Proceedings, subsequent reorganization efforts and store closures is as follows (in thousands):

	Fiscal Year
	2001	2000
Costs associated with the store closures	$ 2,454	$ 76,778
Professional fees associated with the bankruptcy	14,600	10,515
Write-off of pre-petition debt issue costs and original issue discount	-	17,987
Write-down of undivided interest in accounts receivable trust	-	6,155
Key employee retention and emergence bonuses	5,925	-
Other	162	2,801
	_________	_________
Total	$ 23,141	$ 114,236

      With the change in ownership resulting from the Plan, the Company adopted fresh-start reporting in accordance with the recommended accounting principles for entities emerging from Chapter 11 set forth in the American Institute of Certified Public Accountants Statement of Position 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. The adjustments to reflect the consummation of the Plan, including the gain of $266.0 million on discharge of pre-petition liabilities reflected as an extraordinary item and the adjustment of $35.2 million to record assets and liabilities at their fair values were reflected in the results of operations of the Predecessor Company for the thirty weeks ended September 1, 2001.

      Net interest expense for 2001 decreased 71.9% to $11.2 million from $39.8 million for 2000. In 2001, the majority of the interest expense, $10.7 million, relates to the Debtor-in-Possession Facility which was the Company's primary source of borrowing prior to emergence from Chapter 11. Upon emergence from Chapter 11, the Company's primary source of borrowing is the $200 million accounts receivable securitization facility discussed in the "Liquidity and Capital Resources" section. Interest on these borrowings is classified as SG&A as a component of Net Credit Income (Loss). See "Components of Net Credit Income (Loss)" discussion. Prior to emergence and in 2000, the Company's primary source of borrowing was the Company's Debtor-in-Possession facility. All interest paid under this facility was charged to interest expense. The interest expense of $39.8 million recorded in fiscal 2000 represents interest on this facility and on the Company's pre-petition debt.

      The Company's effective tax rate on post-confirmation earnings is 37.0%, resulting in income tax expense of $12.9 million in 2001. Due to the Company's significant operating losses prior to the Company's filing for bankruptcy and uncertainties concerning the realization of deferred tax assets, no tax benefit was recognized and a full valuation allowance was recorded in 2000. Any subsequent recognition of pre-reorganization deferred tax assets is recorded as a direct addition to additional paid-in capital of the Reorganized Company.

      Because of the foregoing, the Company's net income for 2001 was $254.4 million as compared to a net loss in 2000 of $162.2 million.

2000 Compared to 1999

      Sales for the 2000 fiscal year ended February 3, 2001, which included one extra week as compared to 1999, decreased 15.1% to $952.3 million from $1,121.6 million for the 1999 fiscal year ended January 29, 2000. The decrease in sales for 2000 reflects, among other things, (i) the impact of significantly fewer stores in operation during 2000 as compared to the number of stores in operation during 1999 and (ii) a 7.2% decline in comparable store sales. Comparable store sales declined 12.2% from February 2000 through September 2000 due to a significant disruption in the flow of merchandise from the Company's vendors due to the financial difficulties experienced by the Company. Subsequent to the Petition Date and the implementation of the DIP Facility, the level of trade support increased significantly. As a result, the flow of merchandise from the Company's vendors improved significantly, thereby allowing the Company to properly inventory its stores. As a result, comparable store sales increased 6.2% during the fourth quarter.

      Gross profit increased 6.1% to $238.1 million for 2000 from $224.5 million for 1999. Gross profit, as a percent of sales, increased to 25.0% for 2000 from 20.0% for 1999. Both years gross profit percent were below historical rates. In 1999, gross profit included $69.3 million of charges related to store closings, lower of cost or market reserves for seasonal inventory and LIFO inventory reserves. Additionally, shrink expense for 1999 was $30.7 million, or 2.7% of sales, while in 2000 shrink expense was only $5.2 million, or 0.5% of sales. Negative factors affecting gross profit percentage for 2000 include, among other things, (i) the impact of the increased level of promotional and liquidation activity utilized during the 2000 first quarter, (ii) additional markdowns taken during the 2000 second quarter to implement the Company's new markdown program, (iii) the negative sales leverage associated with the Company's fixed buying, occupancy and distribution expenses which are included in cost of goods sold and (iv) lower vendor discounts during the first two quarters of 2000 as a result of reduced inventory purchases.

      Selling, general and administrative expenses for 2000 decreased 36.5% to $246.2 million from $387.8 million for 1999. SG&A expenses, as a percent of sales, decreased to 25.9% in 2000 from 34.6% in 1999. In 1999, SG&A expenses included $115.9 million of charges related to the write down of long-lived assets, including goodwill, and certain other charges. SG&A expenses for 2000 benefited from, among other things, (i) the net reduction of 300 stores during the year and (ii) the Company's continuing efforts in controlling SG&A expenses. SG&A expenses for 2000 also include $5.7 million of operating costs at the stores, which were in the process of being closed prior to the Chapter 11 filing. The net revenues and expenses associated with stores in the process of closing subsequent to the Petition Date were recorded as a component of reorganization items and store closure costs.

      SG&A expenses also include the net results of the Company's private label credit card program, including service charge and late fee income, operating expenses incurred by the Company in origination of credit, marketing, customer service and collection activities, interest expense on Securitization Facility borrowings (as defined in "Liquidity and Capital Resources") and certain other items. Net Credit Income (Loss) was an increase to SG&A expenses of $17.4 million in 2000 as compared to a reduction in SG&A expenses of $14.7 million in 1999. For a detailed analysis of the components of Net Credit Income (Loss), see "Components of Net Credit Income (Loss)".

      There were no store opening costs for 2000. Store opening costs of $0.8 million for 1999 reflect costs associated with the opening of 10 new stores during 1999's first quarter.

      Reorganization items and store closure costs for 2000 increased to $114.2 million from $44.2 million for 1999. The net expense for 2000 resulting from the Company's Chapter 11 Proceedings, subsequent reorganization efforts and store closures is as follows (in thousands):

	Fiscal Year
	2000	1999
Costs associated with the store closures	$ 76,778	$ 44,237
Professional fees associated with the bankruptcy	10,515	-
Write-off of pre-petition debt issue costs and original issue discount	17,987	-
Write-down of undivided interest in accounts receivable trust	6,155	-
Other	2801	-
	_________	_________
Total	$ 114,236	$ 44,237

      Net interest expense for 2000 decreased 18.1% to $39.8 million from $48.6 million for 1999. The 2000 fiscal year benefited from the suspension of interest accrued on the pre-petition borrowings partially offset by a higher interest rate on the balance outstanding under the DIP Facility. In addition, all gains or losses associated with the Company's previously existing Accounts Receivable Securitization Program prior to the Petition Date were previously charged to SG&A expenses while all interest expense incurred on borrowings subsequent to the Petition Date is charged to net interest expense. The amount of contractual interest expense not recognized in the Consolidated Statement of Operations related to the pre-petition borrowings for the period June 1, 2000 through February 3, 2001 was $19.3 million.

      Because of the foregoing, the Company's net loss for 2000 was $162.2 million as compared to a net loss in 1999 of $277.2 million before extraordinary item and the cumulative effect of a change in accounting principle.

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

Components of Net Credit Income (Loss)

     The following tables provide a detailed analysis of the components of Net Credit Income (Loss) for each applicable period included in selling, general and administrative expenses (in thousands):

			% to
Fiscal 2001:		% to	Average
	Amount	Net Sales	Receivables
Service charge and late fee income, net of charge-offs of $15,208	$ 63,412	7.4%	22.1%
Other revenues	890	0.1%	0.3%
Provision for principal bad debts	(28,735)	(3.4%)	(10.0%)
General and administrative costs	(15,644)	(1.8%)	(5.4%)
	_________	_________	_________
Subtotal before interest expense and other adjustments	19,923	2.3%	6.9%
Interest expense on securitization facility borrowings (1)	(2,891)	(0.3%)	(1.0%)
Adjustment to accrete yield on repurchased receivables (2)	(9,000)	(1.1%)	(3.1%)
Difference due to securitization accounting (3)	268	0.0%	(0.1%)
	_________	_________	_________
Net credit income	$ 8,300	1.0%	2.9%

Average receivables balance			$ 287,516

Fiscal 2000:

Service charge and late fee income, net of charge-offs of $29,818	$ 68,910	7.2%	21.2%
Other revenues	723	0.1%	0.2%
Provision for principal bad debts	(23,527)	(2.5%)	(7.3%)
General and administrative costs	(17,940)	(1.9%)	(5.5%)
	_________	_________	_________
Subtotal before interest expense and other adjustments	28,166	3.0%	8.7%
Interest expense on securitization facility borrowings (1)	(7,854)	(0.8%)	(2.4%)
Adjustment to accrete yield on repurchased receivables (2)	(37,751)	(4.0%)	(11.6%)
	_________	_________	_________
Net credit loss	$ (17,439)	(1.8%)	(5.4%)

Average receivables balance			$ 324,547

Fiscal 1999:

Service charge and late fee income, net of charge-offs of $19,510	$ 84,796	7.6%	24.3%
Other revenues	662	0.1%	0.2%
Provision for principal bad debts	(38,557)	(3.4%)	(11.0%)
General and administrative costs	(20,159)	(1.8%)	(5.8%)
	_________	_________	_________
Subtotal before interest expense and other adjustments	26,742	2.4%	7.6%
Interest expense on securitization facility borrowings (1)	(19,348)	(1.7%)	(5.5%)
Difference due to securitization accounting (3)	7,280	0.6%	2.1%
	_________	_________	_________
Net credit income	$ 14,674	1.3%	4.2%

Average receivables balance			$ 349,589

Note: Percentage totals may not foot due to rounding. In addition, reclassifications have been made between charge-offs of service charge and late fee income and the provision for bad debts from amounts previously presented. The reclassifications have been made to reflect actual uncollected amounts of service charge and late fee income in the service charge and late fee income caption and to present the provision for principal bad debts.

_________________________________
(1)

Interest expense in 2001 is for approximately twenty-two weeks as the current Securitization Facility was entered into on August 24, 2001. Interest expense in 2000 is for approximately seventeen weeks, as the pre-petition Securitization Facility was paid off June 7, 2000.

(2)

The accounts receivable balances outstanding under the former securitization program at the time of the Company's bankruptcy filing were repurchased from its master trust as a condition of the debtor-in-possession financing. The receivables were recorded at the amount of cash paid to the Trust to retire the outstanding third party certificates and the recorded value of the Company's retained interest. This adjustment is of a non-recurring nature and was required to adjust the yield on the repurchased receivables to the implicit yield at the time of repurchase.

(3)

The issuance of certificates to outside investors (i.e., the Sold Interests) is considered a sale of accounts receivable equal to the amount of the certificates issued. At the time of the sale, the Company recognizes a gain and an asset representing the Company's right to future cash flows arising after the Sold Interests have received the return for which they have contracted. The gain recognized is based on the carrying amount of the receivables sold, allocated between the relative fair values of the Sold Interests and the Retained Interest at the date of calculation. The fair values are based on the present value of estimated future cash flows that the Company will receive over the estimated life of the securitization. The future cash flows represent an estimate of the excess finance charges and fees over the sum of interest paid to the holders of the third party certificates, credit losses and servicing fees. As part of the fresh-start adjustments, the Company adjusted the carrying value of accounts receivable of $247.9 million at September 1, 2001 to the estimated fair value. Accordingly, there was no gain was recorded in the income statement on the initial sale of $175.0 million of receivables on the Effective Date.

      (See "Liquidity and Capital Resources" and Note 4 to the Consolidated Financial Statements for additional disclosures regarding the securitization of accounts receivable).

      The Company made a number of changes to its account aging, re-aging, and charge-off recognition policies during the course of fiscal 2000. Beginning in July 2000 and ending in October 2000, the Company adopted FFIEC guidelines related to limits and criteria for re-aging open-end credit accounts, requirements for charge-offs of open-end credit accounts at 180 days past due, and the adoption of charge-off criteria for bankrupt obligors, deceased obligors, and fraudulent charges. Additionally, effective January 1, 2001 the Company adopted a contractual aging methodology to define delinquency. The effect of this change is that an account holder must pay all scheduled payments that had been in arrears in order to be "current", versus (under the previous recency methodology) making a single scheduled payment in order to be considered "current". The Company's underwriting standards were tightened during the Fall of 2000 related to both initial underwriting standards and to underwriting standards for existing account holders through adjustments made to the various risk scoring models. The Company raised the standards used to define which customers are considered credit worthy. As a result, the average approval rate on new credit applications decreased from 54.3% of new account applications being approved in 2000 to 45.1% of new account applications being approved in 2001 and overall delinquencies in the portfolio improved (see Note 4 to the Audited Consolidated Financial Statements).

      The impact of the above changes in policies increased principal charge-offs and negatively affected the amount of collected finance charge and late fee income during 2000. Charge-offs of service charge income and late fee income as a percentage of average receivables were as follows:

	% of Average Receivables
	2001	2000	1999
Service charge and late fee income charge-offs	5.3%	9.2%	5.6%

      As noted above, under the recency methodology (which was discontinued in January 2001), customer accounts were not written off as quickly as under the contractual aging policy, thereby allowing for an increased build in the amount of accounts receivable related to uncollected finance and late fee charges. The improved yield trend in 2001 as compared to fiscal 2000 is attributed to the collection of a higher percentage of the billed finance charges and late fees.

Seasonality and Inflation

      The Company's business is seasonal and sales traditionally are lower during the first three quarters of the year (February through October) and higher during the last three months of the year (November through January). The fourth quarter usually accounts for about 30% of the Company's annual sales, with the other quarters accounting for approximately 22-24% each. Working capital requirements fluctuate during the year and generally reach their highest levels during the third and fourth quarters.

      The following table shows quarterly information for both the Predecessor and Reorganized Company (in thousands, except per share amounts):

	Fiscal Year 2001
	Q1	Q2	Q3 (1)		Q4
Net sales	$ 195,549	$ 195,538	$ 195,808		$ 268,680
Gross profit	62,253	55,941	59,780		78,431
Net income	6,311	2,341	229,911	(2)	15,803
Basic earnings per common share	0.22	0.08	11.51		0.79
Diluted earnings per common share	0.22	0.08	11.51		0.77
Basic weighted average shares	28,096	28,096	19,973		19,973
Diluted weighted average shares	28,096	28,096	19,973		20,581

	Fiscal Year 2000
	Q1	Q2	Q3		Q4
Net sales	$ 230,352	$ 215,455	$ 216,582		$ 289,885
Gross profit	58,318	39,204	50,155		90,405
Net loss	(24,201)	(97,837)	(15,938)		(24,239)
Basic loss per common share	(0.86)	(3.48)	(0.57)		(0.86)
Diluted loss per common share	(0.86)	(3.48)	(0.57)		(0.86)
Basic and diluted weighted average shares	28,093	28,096	28,096		28,096

__________________________________

(1)

The third quarter of fiscal 2001 includes the combined results of the Predecessor Company for the four weeks ended September 1, 2001 and the Reorganized Company for the nine weeks ended November 3, 2001. Earnings per share was calculated using outstanding shares of the Reorganized Company as of November 3, 2001.

(2)	Includes an extraordinary item - gain on debt discharge of $266.0 million and a charge for fresh-start adjustments of $35.2 million.

      The Company does not believe that inflation had a material effect on its results of operations during the past two years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

Liquidity and Capital Resources

      The Company's liquidity is currently provided by (i) existing cash balances (ii) operating cash flows (iii) normal trade credit terms from the vendor and factor community and (iv) the Financing Agreements (as defined below).

      In conjunction with the Company's emergence from the Chapter 11 Proceedings, on the Effective Date the Company entered into a three year, $125 million senior secured revolving credit facility (the "Revolving Facility"), and a three year, $200 million accounts receivable securitization facility (the "Securitization Facility" - see the following "Accounts Receivable Securitization" section for additional discussion) (collectively, the "Financing Agreements"). The initial proceeds from the Securitization Facility were used by the Company to (i) repay the total amount outstanding under the DIP Facility as of the Effective Date, (ii) make certain payments under the Plan in connection with priority claims, administrative claims and secured claims and (iii) pay related transaction costs, fees and expenses. On a go-forward basis, the Financing Agreements will be used by the Company, in conjunction with other liquidity sources, to provide financing for working capital, letters of credit, capital expenditures, interest payments and other general corporate purposes. Substantially all of the Company's assets are pledged as collateral under the Revolving Facility.

      The Company had $86.2 million in cash provided from operating activities in 2001. Net income, net of fresh-start adjustments and gain on debt discharge, plus non-cash expenses such as depreciation and provision for bad debts provided cash of approximately $98.8 million while changes in working capital were a use of cash of approximately $12.6 million. The changes in working capital were due principally to an increase in accounts receivable and retained interest in receivables sold of $41.0 million partially offset by a decrease in merchandise inventories of $30.0 million, which includes the liquidation of inventory in closing stores of approximately $15.0 million.

      Borrowings under the Revolving Facility are limited to the availability under a borrowing base based on eligible inventory, while borrowings under the Securitization Facility are limited to eligible accounts receivable generated under the Company's private label credit card program. Borrowings under both facilities are payable upon maturity at August 24, 2004. The daily interest rates under the Revolving Facility are based upon a base rate or Eurodollar rate plus an applicable margin based on availability as set forth in the Revolving Facility agreement. Amounts outstanding under the Securitization Facility are funded by the issuance of commercial paper in the open market through a conduit at various rates and maturities. As a result, the daily interest rates under the Securitization Facility are based upon the periodic commercial paper rates of the applicable conduit purchasers. If the commercial paper market is unavailable, amounts outstanding under the Securitization Facility will be funded by liquidity providers with interest at the
Eurodollar rate, plus 2.0%. The Company pays a liquidity fee to the liquidity providers equal to a per annum rate of 0.5% of the total amount of their respective commitments under the Securitization Facility. On February 2, 2002, there were no borrowings outstanding under the Revolving Facility, while borrowings under the Securitization Facility, which are accounted for off-balance sheet, totaled $165.0 million. On February 2, 2002, excess availability under the Revolving Facility, net of letters of credit outstanding of $14.8 million, was $101.5 million, while excess availability under the Securitization Facility was $35.0 million.

      Working capital requirements fluctuate from month to month during the year and generally reach their highest levels during October and November in conjunction with the inventory build in advance of the fourth quarter holiday sales period. As a result, borrowings are usually at their highest levels, and conversely, excess availability is at its lowest level, during this period. As borrowing requirements increase during peak periods, the Company expects to utilize the excess availability under the Securitization Facility prior to borrowing under the Revolving Facility due to the favorable cost of funds under the Securitization Facility as compared to the Revolving Facility.

      The Company continually monitors its liquidity position and compliance with its Financing Agreements. The Revolving Facility contains covenants which, among other things, restrict the (i) incurrence of additional debt and incurrence of capital lease obligations, (ii) payment of dividends and other payments to shareholders (iii) aggregate amount of capital expenditures and (iv) transactions with related parties. In addition, the Revolving Facility requires the Company to maintain compliance with specific financial covenants, including specified Leverage Ratio, Fixed Charge Coverage Ratio and Tangible Net Worth levels calculated quarterly. Further, the Securitization Facility describes certain conditions and events that could cause an early amortization of the amounts then outstanding under the Securitization Facility. These include such things as the Company not maintaining compliance with certain financial covenants, having a material adverse change in the ability of the Company to perform its obligations under the Securitization Facility, having a material adverse change in the collectibility of the accounts receivable and other specific conditions and events. Each facility contains cross default provisions. At February 2, 2002, the Company was in compliance with all debt covenants.

      The Company's only long-term debt obligations consist of a $0.9 million (net of current portion of $0.2 million) capital lease in the form of an industrial revenue bond with annual funding requirements of $0.2 million and an approximate $10.8 million obligation under the Company's frozen defined benefit pension plan. The minimum funding requirement for 2002 under the defined benefit pension plan is estimated to be approximately $2.0 million. The Company expects future cash flow from operations to be sufficient to fund these obligations and to make the necessary working capital and capital expenditure investments.

      The following table shows the contractual obligations for payments on debt and operating leases (in thousands):

		Less Than	One to	Four to	After
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years

Long-term Debt (including current portion)	$ 1,070	$ 197	$ 435	$ 438	$ -
Operating Leases (undiscounted)	130,267	25,421	46,394	30,900	27,552
	_________	_________	_________	_________	_________
Total Contractual Cash Obligations	$ 131,337	$ 25,618	$ 46,829	$ 31,338	$ 27,552

      Capital expenditures are generally for new store openings, remodeling of existing stores and facilities, customary store maintenance and operating and information system enhancements and upgrades. Capital expenditures were $21.6 million in 2001 as compared to $5.4 million in 2000. 2001's capital expenditures have primarily been related to information system enhancements and upgrades and store maintenance. Management estimates that capital expenditures will be approximately $45.0 million during 2002, principally for a new point of sale system, warehouse management system, the opening of thirteen new stores (including two replacement stores) and remodels and upgrades of existing stores. While there can be no assurances, management believes that there should be sufficient liquidity to cover both the Company's short-term and long-term funding needs.

Accounts Receivable Securitization

      The Company transforms accounts receivable into securities, which are sold to investors - a process referred to as securitization. The Securitization Facility is the agreement through which these securities are sold to outside investors. The Securitization Facility, which is an off-balance sheet financing vehicle, is an important source of the Company's liquidity. Further, the Securitization Facility provides the Company with a lower cost of financing as compared to the Company's Revolving Facility. In accordance with the terms and requirements of the Securitization Facility, the Company transfers all of the accounts receivables generated by the holders of the Company's private label credit card that meet certain eligibility requirements to a special purpose master trust. The accounts receivable held in the trust collateralize borrowings under the Securitization Facility, and the Trust is operated in a fashion intended to ensure that its assets and liabilities are distinct from those of the Company and its other affiliates. The Trust sells certificates representing undivided interests in the accounts receivables to outside investors ("Sold Interests"). The amount of the Sold Interests outstanding at any time represents the amount of the Company's off-balance sheet debt (also referred to as borrowings under the Securitization Facility). The Company retains the remaining undivided interest in the Trust in the form of a subordinated transferor certificate, an exchangeable transferor certificate, as well as the right to receive the excess cash receipts from the receivables over those contractually required to be paid to the Sold Interests (collectively, the "Retained Interest"). The Company's right to proceeds from the collection of the receivables under its Retained Interest is subordinate to the rights of the Sold Interests.

     The Sold Interests are represented by Class A certificates. The holders of the Class A certificates are entitled to monthly interest distributions at the contractually defined rate of return of periodic commercial paper rates plus 0.37% as well as a 0.5% per annum liquidity fee. The interest distributions to the Class A certificate holders are payable from finance charge income generated by the credit card receivables held by the Trust. The Company services the credit card receivables held by the Trust and receives a servicing fee of 2.0% of the outstanding Sold Interest.

      As a result of the Company's subordinated position, the credit quality of the Class A certificates is enhanced, as the Company bears virtually all investment risk with respect to both the Sold Interests and the Retained Interests. However, neither the outside investors holding the Class A certificates nor the Trust have any recourse against the Company beyond the Retained Interest. The Company is entitled to receive distributions equal to the excess of finance charges and fees of the credit card receivables held by the Trust over the sum of amounts distributed to the holders of the Class A certificates and credit losses.

     For securitization programs such as this, which are accounted for as sales under SFAS 140, the Company is required to remove the related credit card receivables, as well as the amount of borrowings outstanding under the Securitization Facility, from the Company's consolidated balance sheet. The securitization and sale of credit card receivables changes the Company's interest in these receivables from that of lender to that of servicer, with a corresponding change in the timing and the manner in which revenues are recognized. For securitized credit card receivables accounted for as sales, amounts that otherwise would have been recorded as net service charge and late fee income when billed, as well as provisions for bad debts, are instead reported as gains on sale of accounts receivable and gains (losses) on the change in fair value of the retained interest of receivables sold (see Note 4 to the Audited Financial Statements).

Recent Accounting Pronouncements

      In June 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activity. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133, as amended, effective February 4, 2001. The adoption did not have a material effect on the Company's financial statements.

      In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 140, which replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", provides accounting and reporting standards for securitizations and other transfers of assets. Those standards are based on consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of assets, an entity recognizes the assets it controls and derecognizes assets when control has been surrendered. SFAS No. 140 provides consistent standards for distinguishing transfers of financial assets that are sales from those that are secured borrowings. The accounting requirements of this standard are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and must be applied prospectively. The Company has accounted for the Securitization Facility entered into on the Effective Date in accordance with SFAS No. 140. See Note 4 to the Audited Financial Statements.

      On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."  These statements change the accounting for business combinations and goodwill in two significant ways.  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Use of the pooling-of-interests method will be prohibited.  SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that statement, which for the Company will be February 3, 2002. The adoption will not have a material effect on the Company's financial position or results of operations because the Company has not engaged in any business combinations and has no goodwill recorded.

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for the Company February 2, 2003. The adoption will not have a material effect on the Company's financial position or results of operations.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company will adopt SFAS No. 144 effective February 3, 2002. The adoption will not have a material effect on the Company's financial position or results of operations.

Risk Factors

     Events of terrorism and natural disasters may create uncertainty and may result in reduced revenues. The Company cannot predict, with any degree of certainty, what effect, if any, future events of terrorism and natural disasters, if any, will have on the Company, its operations, the other risk factors discussed below and the forward-looking statements made by the Company in this Annual Report on Form 10-K. However, the consequences of these events could have a material and adverse effect on the Company's business and financial condition.

     An economic downturn, decline in consumer confidence or unusual weather patterns could negatively impact the Company's business and financial condition. A substantial portion of the Company's operations is located in the south central United States. In addition, many of the Company's stores are situated in small towns and rural environments that are substantially dependent upon the local economy. The retail apparel business is dependent upon the level of consumer spending, which may be adversely affected by an economic downturn or a decline in consumer confidence. An economic downturn or decline in consumer confidence, particularly in the south central United States and any state (such as Texas) from which the Company derives a significant portion of its net sales, could have a material and adverse effect on the Company's business and financial condition, including affecting demand for the Company's product and the underlying quality of the private label credit card portfolio.

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

     The Company faces the risk of a highly competitive retail apparel industry, which may result in the loss of customers, increased spending on marketing and advertising and reduced revenues. The retail apparel business is highly competitive. Although competition varies widely from market to market, the Company faces the risk of increased competition, particularly in its more highly populated markets from national, regional and local department and specialty stores. In fact, Kohl's, has recently opened new stores in and around several of the Company's larger market areas, namely El Paso (2), Austin (3), and Oklahoma City (4) in October 2001 and Houston (12) in March 2002. As a result, the Company faces increased competition in these markets. Some of the Company's competitors are considerably larger than the Company and have substantially greater financial and other resources. Although the Company offers brand labels not available at certain other retailers including regional department stores such as Goody's, national department stores such as Kohl's and JC Penney and large national discounters such as Wal-Mart, there can be no assurance that existing or new competitors will not carry similar branded merchandise in the future, which could have a material and adverse effect on the Company's business and financial condition.

     The loss of the services of the Company's key personnel could have a material and adverse effect on the Company's business and financial condition. The success of the Company depends largely on its executive management team, including the Company's Chief Executive Officer and President, James Scarborough. Although the Company has entered into employment agreements with certain of its executive officers, it is possible that members of executive management may leave the Company, and such departures could have a material and adverse effect on the Company's business and financial condition.

     The Company cannot guarantee that it will reach its targets for opening new stores or that new stores will operate profitably when opened. The Company's current expansion strategy focuses on carefully managed growth. The success of the Company's expansion strategy depends upon many factors, including the ability of the Company to obtain suitable sites for new stores at acceptable costs, to hire, train and retain qualified personnel and to integrate new stores into existing information systems and operations. The Company cannot guarantee that it will reach its targets for opening new stores or that such stores will operate profitably when opened. If the Company fails to effectively implement its expansion strategy, it could have a material and adverse effect on the Company's business and financial condition.

     Any significant deterioration in the quality of the Company's credit card accounts receivable portfolio or any changes in the laws regulating the granting and servicing of credit could reduce the Company's cash flow and require additional borrowing under its Financing Agreements. Sales under the Company's private label credit card program represent a significant portion of the Company's business. Any significant deterioration in the quality of the Company's accounts receivable portfolio or any adverse changes in laws regulating the granting or servicing of credit (including late fees and the finance charges applied to outstanding balances) could have a material and adverse effect on the Company's business and financial condition. In addition, the ability of GNB to maintain its bank charter and to continue to generate new accounts receivable under the Company's private label credit card program is dependent upon its ability to maintain compliance with all applicable banking laws and regulations.

      If the Company is not able to obtain merchandise product on normal trade terms, its business and financial condition will be adversely impacted. The Company is highly dependent on obtaining merchandise product on normal trade terms. If the Company does not meet its performance objectives, the Company's key vendors and factors may become more restrictive in granting trade credit by either reducing the Company's credit lines or shortening payment terms. The tightening of credit from the vendor or factor community would have a material adverse impact on the Company's business and financial condition.

      If market rates of interest increase, the interest paid by the Company under its Financing Agreements will increase. Borrowings under the Company's Financing Agreements bear a floating rate of interest. If market rates of interest increase, the Company's financial results could be materially and adversely affected. See Item 7A. "Quantitative and Qualitative Disclosures about Market Risk".

      A catastrophic event affecting any of the Company's buying, credit, distribution, or other corporate operations could adversely impact the use of those facilities and could result in reduced revenues and loss of customers. The Company's buying, credit, distribution and other corporate operations are in highly centralized locations. The Company's operations could be materially and adversely affected if a catastrophic event (such as, but not limited to, fire, hurricanes or floods) impacts the use of these facilities. There can be no assurances that the Company would be successful in obtaining alternative servicing facilities in a timely manner if such a catastrophic event should occur.

      Negative covenants in the Company's financing agreements may impose operating restrictions, impede or adversely affect the company's ability to pay dividends or repurchase common shares and raise capital through the sale of stock and other securities. The Company's Financing Agreements restrict the Company's ability to declare or pay any dividends, purchase, redeem, retire, defease or otherwise acquire for value any of its capital stock or any warrants, rights or options to acquire such capital stock, return any capital to its stockholders as such, make any distribution of assets, capital stock, warrants, rights, options, obligations or securities to its stockholders as such or issue or sell any capital stock or any warrants, rights or options to acquire such capital stock, or permit any of its subsidiaries to do any of the foregoing or permit any of its subsidiaries to purchase, redeem, retire, defease or otherwise acquire for value any capital stock of the Company or any warrants, rights or options to acquire such capital stock or to issue or sell any capital stock or any warrants, rights or options to acquire such capital stock (except in connection with the Plan of Reorganization). The Financing Agreements also limit the Company's ability to incur additional indebtedness and to make capital expenditures in excess of authorized amounts. In addition, any material or adverse developments affecting the business of the Company could significantly limit its ability to meet its obligations as they become due or to comply with the various covenant requirements contained in the Company's Financing Agreements.

     If the Company's trademarks are successfully challenged, the outcome of those disputes could require the Company to abandon one or more of its trademarks. The Company regards its trademarks and their protection as important to its success. However, we cannot be sure that any trademark held by us will give us a competitive advantage or will not be challenged by third parties. Although the Company intends to vigorously protect its trademarks, the cost of litigation to uphold the validity and prevent infringement of trademarks can be substantial and the outcome of those disputes could require the Company to abandon one or more of its trademarks.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Borrowings under the Company's Securitization Facility, which totaled $165.0 million at February 2, 2002, bear a floating rate of interest. A hypothetical 10% change in interest rates from the February 2, 2002 levels would have an approximate $0.1 million effect on the Company's annual results of operations and cash flows.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See "Index to Financial Statements and Schedules" included on page 37 for information required under this Item 8.

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

      PricewaterhouseCoopers' report on the Company's financial statements for the fiscal year ended January 30, 1999 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. However, in its report on the Company's financial statements for the fiscal year ended January 29, 2000, it described certain adverse financial developments, which resulted in the Company's filing for protection under Chapter 11 of Title 11 of the United States Bankruptcy Code on June 1, 2000, and qualified its report as follows: "These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

      The decision to change accountants was recommended by the Company's audit committee.

      Through January 4, 2001, there were no disagreements with PricewaterhouseCoopers on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement if not resolved to the satisfaction of PricewaterhouseCoopers would have (i) caused them to make reference thereto in their report on the financial statements and/or (ii) required disclosure herein.

      The Company engaged Deloitte & Touche LLP on January 8, 2001. The Company's financial statements for the years ended February 2, 2002 and February 3, 2001 were audited by Deloitte & Touche LLP. Deloitte & Touche LLP's report on the Company's financial statements for the fiscal years ended February 2, 2002 and February 3, 2001, did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles. However, in its report on the Company's financial statements for the fiscal year ended February 3, 2001, it described certain adverse financial developments, which resulted in the Company's filing for protection under Chapter 11 of Title 11 of the United States Bankruptcy Code on June 1, 2000, and qualified its report as follows: "These matters raise substantial doubt about the Company's ability to continue as a going concern." In issuing their report dated March 12, 2002, Deloitte & Touche LLP did not modify its opinion as to a going concern uncertainty with regard to the Financial Statements for the fiscal years ended February 2, 2002 and February 3, 2001.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following information pertains to the directors and executive officers of Stage Stores as of February 2, 2002. All of the executive officers in the table were employed by the Company's predecessors or a subsidiary during the Chapter 11 Proceedings.

Name	Age	Position
James Scarborough	51	President, Chief Executive Officer and Chairman of the Board of Directors
Michael McCreery	53	Executive Vice President, Chief Financial Officer, Secretary and Director
Ron Lucas	54	Executive Vice President, Human Resources (1)
Ernest Cruse	51	Executive Vice President, Store Operations (1)
Dennis Abramczyk	54	Executive Vice President, General Merchandise Manager (1)
Vivian Baker	59	Executive Vice President, General Merchandise Manager
Ken Brumfield	37	Senior Vice President, Credit (1)
Jeff Kish	37	Senior Vice President, Chief Information Officer (1)
Richard Stasyszen	41	Senior Vice President, Finance and Controller (1)
Joanne Swartz	42	Senior Vice President, Advertising and Marketing (1)
Mel Ward	48	Senior Vice President, Real Estate (1)
Glenn August	40	Director
Scott Davido	40	Director
Alan Gilman	58	Director
Michael Glazer	53	Director
John Mentzer	50	Director
Walter Salmon	71	Director
Ronald Wuensch	59	Director

__________________________________________

(1)      An officer of the Company on June 1, 2000, the date the Company filed its petition in Bankruptcy.

      Mr. Scarborough has been a Director of the Company since August 24, 2001. He joined the Company's predecessor as Chairman of the Board, President and Chief Executive Officer in August 2000. Mr. Scarborough also acts as the Company's Chief Merchandising Officer. Between 1996 and 2000, Mr. Scarborough was President and Chief Executive Officer of Busy Body, Inc. Busy Body, Inc. filed a petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas Houston Division on May 2, 2001.

      Mr. McCreery has been a Director of the Company since August 24, 2001. He joined the Company's predecessor as Executive Vice President and Chief Financial Officer in February 2001. From 1998 to 2001, Mr. McCreery was Senior Vice President and Chief Financial Officer of Levitz Furniture Company. From 1995 to 1997, Mr. McCreery served as Vice Chairman and Chief Administrative Officer of C.R. Anthony Company.

      Mr. Lucas joined the Company in July 1995 as Senior Vice President, Human Resources and was promoted to Executive Vice President, Human Resources in March 1998.

      Mr. Cruse, who was promoted to Executive Vice President, Store Operations in August 2001, joined Bealls Department Stores, which is now part of Stage Stores, in 1966 and held various store positions. He served as Senior Vice President Regional Manager from 1994 to 1998, as Senior Vice President Planning and Allocation from 1999 to 2000, and prior to his promotion to Executive Vice President, served as Senior Vice President, Director of Stores.

      Mr. Abramczyk joined the Company in 1999 as Vice President of men's sportswear and furnishings. He was promoted to Senior Vice President, General Merchandise Manager of men's, young men's, cosmetics and shoes in May of 1999. In January 2000, the children's and intimate apparel divisions were added to his responsibility. In April 2002, he was promoted to Executive Vice President. From 1996 to 1999 Mr. Abramczyk was Chief Operations Officer of Ralph Marlin, a manufacturer, wholesaler and retailer of licensed men's neckwear, women's neckwear and apparel. At Ralph Marlin he was responsible for sourcing, manufacturing, sales and marketing.

      Ms. Baker came out of retirement to rejoin the Company as General Merchandise Manager in September 2000 and was promoted to Executive Vice President in April 2002. From 1983 and 1998, Ms. Baker held various merchandising positions at Bealls Department Stores, which is now part of Stage Stores, where she served as Divisional Merchandise Manager and later was promoted to Vice President, General Merchandise Manager.

      Mr. Brumfield joined the Company in November 1997 as Vice President, Credit Services and was promoted to Senior Vice President, Credit Services in November 2000. Prior to taking over responsibility for the entire division, Mr. Brumfield had been involved in establishing/managing Granite National Bank, NA, directing credit systems development/implementation, directing the human resources/staffing/training functions for the credit division, and leading all budgeting/accounting activities for the credit division.

      Mr. Kish joined the Company in May 1999 as Vice President, Systems Development and was promoted to Senior Vice President and Chief Information Officer in August 2000. From 1994 to 1999, he held various positions with Caldor Corporation, including Director of Store Systems and Vice President, Systems Development.

      Mr. Stasyszen joined the Company in March 1998 as Assistant Controller and was subsequently promoted to Vice President and Controller in February 1999. In July 2001, Mr. Stasyszen was promoted to Senior Vice President, Finance and Controller. Previously, Mr. Stasyszen was Vice President and Controller of C.R. Anthony Company between August 1992 and February 1998.

      Ms. Swartz joined the Company in January 1994 as Vice President, Marketing and was subsequently promoted to Senior Vice President, Marketing in November 1995.

      Mr. Ward started with Beall's Department Stores in March of 1979. Since April 1996 he has been Senior Vice President, Real Estate.

      Mr. August has been a Director since August 24, 2001. Since September 1999, he has served as President of Oak Hill Advisors, L.P., an investment management firm. Since August 1996, he has served as President of Oak Hill Advisors, Inc., an investment management firm. Mr. August and affiliates of Oak Hill Advisors, L.P. and Oak Hill Advisors, Inc. hold an aggregate of approximately 17.7% of the Company's Common Stock. Mr. August is also a Director of Ivex Packaging Corporation.

      Mr. Davido has been a Director since August 24, 2001. Since March 1999, he has served as Executive Vice President, Chief Financial Officer, Treasurer and Secretary of The Elder-Beerman Stores Corp. ("Elder-Beerman"). Elder-Beerman operates department stores that sell a wide range of moderate to better branded merchandise, including women's, men's and children's apparel and accessories, cosmetics, home furnishings, and other consumer goods. From January 1998 to March 1999, Mr. Davido served as Senior Vice President, General Counsel and Secretary of Elder-Beerman. From December 1996 to December 1997, he was a partner in the Pittsburgh, Pennsylvania office of Jones, Day, Reavis & Pogue, an international law firm, where he specialized in corporate and bankruptcy law.

      Mr. Gilman has been a Director since August 24, 2001. Since July 2000, he has been a financial and business consultant. From September 1978 to July 2000, Mr. Gilman was a partner at Arthur Andersen LLP, during the last twelve years of which he served as Worldwide Managing Partner of Consumer Products and Retail Industry Programs. He is also a Director of Catuity, Inc. and of Diversified Glass Services, Inc.

      Mr. Glazer has been a Director since August 24, 2001. Since May 1996, he has served as President and Chief Executive Officer of KB Toys. He is also a Director of KB Toys, Big Lots, Inc., Brookstone, Inc. and Berkshire Life Insurance Company.

      Mr. Mentzer has been a Director since August 24, 2001. Since January 1994, he has been a professor of Business Policy in the Department of Marketing, Logistics and Transportation at the University of Tennessee. Professor Mentzer is also President of JTM & Associates, a consulting firm.

      Mr. Salmon has been a Director since August 24, 2001. Since 1997, he has been the Stanley Roth Sr., Professor of Retailing, Emeritus at the Harvard University Graduate School of Business Administration. Professor Salmon is also a Director of Cole National Corporation, Harrah's Entertainment, Inc., Luby's Cafeterias, Inc., The Neiman Marcus Group, PetsMart, Inc. and Party City, Inc.

      Mr. Wuensch has been a Director since August 24, 2001. Since 1992, he has been the President of Wuensch Consulting Group. Mr. Wuensch provided certain bankruptcy related consulting services to the Company's predecessors through Wuensch Consulting Group. In his position with Wuensch Consulting Group, Mr. Wuensch provides executive and financial consulting services to other companies.

Section 16(a) Beneficial Ownership Reporting Compliance

      Federal securities laws require the Company's directors, executive officers, and persons who own more than 10% of the Company's common stock ("reporting persons") to file with the Securities and Exchange Commission and the Secretary of the Company initial reports of ownership and reports of changes in ownership of the common stock of the Company.

      A Form 3 Initial Statement of Beneficial Ownership must normally be filed within ten calendar days after the event by which the person becomes a reporting person. However, as the Company filed a Form 10 registering securities for the first time under Section 12 of the Exchange Act, the initial Form 3 had to be filed no later than the effective date of the Form 10, which was December 28, 2001. While most of the reporting persons filed Form 3's on December 28, 2001, due to the holiday season some reporting persons filed Form 3's and Amended Form 3's within twelve calendar days (7 business days) thereafter as indicated in the table below.

      To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports are required, during 2001, all of the Company's officers, directors and greater-than-ten-percent beneficial owners made all required filings except as follows:
Name	Reporting Status	Form 3 Filed Date	Form 3/A Filed Date
Ken Brumfield	Executive Officer	12/28/01	1/4/02
Richard Stasyszen	Executive Officer	12/28/01	1/4/02
Mel Ward	Executive Officer	12/28/01	1/4/02
Glenn August	Director/Beneficial Owner (1)	12/28/01	1/9/02
Oak Hill Securities Fund, L.P.	Beneficial Owner(1)	1/9/02	N/A
Oak Hill Securities GenPar, L.P.	Beneficial Owner(1)	1/9/02	N/A
Oak Hill Securities MGP, Inc.	Beneficial Owner(1)	1/9/02	N/A
Oak Hill Securities Fund II, L.P.	Beneficial Owner(1)	1/9/02	N/A
Oak Hill Securities GenPar II, L.P.	Beneficial Owner(1)	1/9/02	N/A
Oak Hill Securities MGP II, Inc.	Beneficial Owner(1)	1/9/02	N/A
Oak Hill Asset Management, Inc.	Beneficial Owner(1)	1/9/02	N/A
Oak Hill Advisors, L.P.	Beneficial Owner(1)	1/9/02	N/A
Ronald Wuensch	Director	1/9/02	N/A

_________________________________________

(1)      Affiliated parties. All maintain an address at 65 East 55th Street, 32nd Floor, New York, NY 10022. Total combined shares of these Reporting Persons exceeded 10% of the Company's outstanding common stock on December 28, 2001.

ITEM 11.      EXECUTIVE COMPENSATION

     Information regarding the compensation of directors and executive officers is incorporated herein by reference to the information under the heading "Directors Meetings, Committee Meetings and Compensation" in the Proxy Statement.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The table below sets forth certain information regarding ownership of Common Stock as of April 5, 2002 by (i) any person or entity who is known to the Company to be the beneficial owner of more than five percent (5%) of the Common Stock, (ii) each director and each of the Company's five most highly compensated executive officers and (iii) all directors and executive officers as a group.

`			Percentage of
	Number of Shares		Shares of
	of		Common
Name and Address	Common Stock		Stock

5% Stockholders:

Oak Hill Securities Fund L.P. (1)	1,700,654		8.52%
Oak Hill Securities Fund-II L.P. (1)	1,564,426		7.84%
Oak Hill Asset Management, Inc. (1)	84,732		0.42%

Greenlight Capital Qualified LP	1,164,433		5.83%
420 Lexington Ave. Suite 1740
New York, NY 10170

Directors and Executive Officers:

James Scarborough	-		*
Michael McCreery	-		*
Ron Lucas	-		*
Ernest Cruse	-		*
Vivian Baker	-		*
Glenn August (1)	174,380		*
Scott Davido	-		*
Alan Gilman	-		*
Michael Glazer	-		*
John Mentzer	-		*
Walter Salmon	1,470		*
Ronald Wuensch	-		*

All executive officers and directors as a group (18 persons)	175,850	(2)	*

_________________________________

*      The number of shares for each individual represents less than 1% of the common stock outstanding.

(1)       Affiliated parties - All maintain an address at 65 East 55th St. 32nd Floor, New York, NY 10022. Total shares of 3,524,192 represent a combined ownership interest of 17.66%.

(2)      Excludes common stock owned by affiliates of Mr. August as described in footnote (1).

TEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is incorporated herein by reference to the information under the heading "Certain Relationships and Related Transactions" in the Proxy Statement.

PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                (a)      Financial Statements - See "Index to Consolidated Financial Statements and Schedules" included on page 37.

                (b)      Reports on Form 8-K filed during the last quarter of the period covered by this report.

      On January 4, 2002, the Company filed an 8-K which reported under Item 5 (a) that on December 28, 2001 the Company's Form 10 Registration Statement became effective and the Company became an Exchange Act Reporting Company, and (b) that on December 4, 2001, the Company issued a news release announcing results for the third quarter and nine months ended November 3, 2001 and sales for the four week November period ended December 1, 2001. A copy of the news release is attached to the Form 8-K.

      On January 8, 2002, the Company filed a Form 8-K which reported under Item 5 that on January 8, 2002, the Company issued a news release announcing that its common stock and Series A and Series B warrants had been listed on the Nasdaq National Market, effective on that date. A copy of the news release is attached to the Form 8-K.

      On January 10, 2002, the Company filed a Form 8-K which reported under Item 5 that on January 10, 2002, the Company issued a news release announcing sales for December 2001. A copy of the news release is attached to the Form 8-K.

                c)      Exhibits - See "Exhibit Index" at X-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAGE STORES, INC.

                                                                                                                               /s/ James Scarborough                                                         April 10, 2002

                                                                                                                                James Scarborough

                                                                                                                                Chief Executive Officer and President

                                                                                                                                (principal executive officer)

                                                                                                                                STAGE STORES, INC.

                                                                                                                                /s/ Michael E. McCreery                                                       April 10, 2002

                                                                                                                                Michael E. McCreery

                                                                                                                                Executive Vice President and Chief Financial Officer

                                                                                                                                (principal financial and accounting officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/ James Scarborough	Director	April 10, 2002
James Scarborough
*	Director	April 10, 2002
Glenn August
*	Director	April 10, 2002
Scott Davido
*	Director	April 10, 2002
Alan Gilman
*	Director	April 10, 2002
Michael Glazer
/s/ Michael McCreery	Director	April 10, 2002
Michael McCreery
*	Director	April 10, 2002
John Mentzer
*	Director	April 10, 2002
Walter Salmon
*	Director	April 10, 2002
Ronald Wuensch

(Constituting a majority of the Board of Directors)

*By:      /s/ Michael McCreery
Michael McCreery
Attorney-in-fact

                                                        INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Page
Number

Financial Statements

Independent Auditors' Report	F-1
Report of Independent Accountants	F-2
Consolidated Balance Sheet at February 2, 2002 (Reorganized Company)
and February 3, 2001 (Predecessor Company)	F-3
Consolidated Statement of Operations for the Twenty-Two Weeks Ended
February 2, 2002 (Reorganized Company), the Thirty Weeks Ended September 1, 2001 and the
Years Ended February 3, 2001 and January 29, 2000 (Predecessor Company)	F-4
Consolidated Statement of Cash Flows for the Twenty-Two Weeks Ended
February 2, 2002 (Reorganized Company), the Thirty Weeks Ended September 1, 2001 and the
Years Ended February 3, 2001 and January 29, 2000 (Predecessor Company)	F-5
Consolidated Statement of Stockholders' Equity for the Twenty-Two Weeks
Ended February 2, 2002 (Reorganized Company), the Thirty Weeks Ended September 1, 2001
and the Years Ended February 3, 2001 and January 29, 2000 (Predecessor Company)	F-6
Notes to Consolidated Financial Statements	F-7

Schedules

      All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Stage Stores, Inc.

We have audited the accompanying balance sheets of Stage Stores as of February 2, 2002 (Reorganized Company balance sheet) and February 3, 2001 (Predecessor Company balance sheet), and the related statements of operations, stockholders' equity (deficit) and cash flows for the twenty-two weeks ended February 2, 2002 (Reorganized Company operations), the thirty weeks ended September 1, 2001, and the year ended February 3, 2001 (Predecessor Company operations). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, on August 8, 2001, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective after the close of business on August 24, 2001 (for financial reporting purposes, the effective date is assumed to be September 1, 2001, the last day of the Company's seventh fiscal period). Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code," for the Reorganized Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 2.

In our opinion, the Reorganized Company financial statements present fairly, in all material respects, the financial position of Stage Stores, Inc. as of February 2, 2002, and the results of its operations and its cash flows for the twenty-two weeks ended February 2, 2002, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company financial statements referred to above present fairly, in all material respects, the financial position of the Predecessor Company as of February 3, 2001, and the results of its operations and its cash flows for the thirty weeks ended September 1, 2001, and the year ended February 3, 2001, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Houston, Texas
March 12, 2002

Report of Independent Accountants

To the Board of Directors and Stockholders of
Stage Stores, Inc.

In our opinion, the accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the results of operations and cash flows of Stage Stores, Inc. and its subsidiaries for the year ended January 29, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the consolidated financial statements of the Company and its subsidiaries for any period subsequent to January 29, 2000.

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

As discussed in Note 3 to the financial statements, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," during the year ended January 29, 2000.

PricewaterhouseCoopers LLP
Houston, Texas
March 9, 2000, except as to Notes 1, 12, 14, and 15 to the financial statements, which are as of June 1, 2000

Stage Stores, Inc.
Consolidated Balance Sheets
(in thousands, except par values)

	Reorganized	Predecessor
	Company	Company
	February 2, 2002	February 3, 2001

ASSETS
Cash and cash equivalents	$ 22,679	$ 20,510
Retained interest in receivables sold	114,769	-
Accounts receivable, net	11,524	272,435
Merchandise inventories, net	178,818	218,683
Prepaid expenses and other current assets	17,688	15,577
	_____________	_____________
Total current assets	345,478	527,205

Property, equipment and leasehold improvements, net	109,612	128,811
Other assets	5,629	9,983
	_____________	_____________
Total assets	$ 460,719	$ 665,999

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$ 60,417	$ 56,224
Accrued expenses and other current liabilities	47,324	46,644
Debtor-in-possession facility	-	224,288
Current portion of long-term debt	197	-
	_____________	_____________
Total current liabilities	107,938	327,156

Long-term debt	873	-
Other long-term liabilities	11,684	4,362
Liabilities subject to compromise under reorganization proceedings	-	574,968
	_____________	_____________
Total liabilities	120,495	906,486
	_____________	_____________
Commitments and contingencies

Common stock, par value $0.01, 50,000 shares
authorized, 19,973 shares issued and outstanding	200	-
Common stock, par value $0.01, 75,000 shares
authorized, 26,846 issued and outstanding, cancelled August 24, 2001	-	268
Class B common stock, par value $0.01, non-voting,
3,000 shares authorized, 1,250 shares issued and outstanding, cancelled August 24, 2001	-	13
Additional paid-in capital	318,090	267,002
Retained earnings (deficit)	21,934	(499,715)
Accumulated other comprehensive loss	-	(8,055)
	_____________	_____________
Stockholder's equity (deficit)	340,224	(240,487)
	_____________	_____________
Total liabilities and stockholder's equity (deficit)	$ 460,719	$ 665,999

Stage Stores, Inc.
Consolidated Statements of Operations
(in thousands, except earnings per share)

	Reorganized	Predecessor
	Company	Company
	Twenty-Two	Thirty Weeks
	Weeks Ended	Ended
	February 2,	September 1,	Fiscal Year
	2002	2001	2000	1999
Net sales	$ 393,933	$ 461,642	$ 952,274	$ 1,121,567
Cost of sales and related buying,
occupancy and distribution expenses	277,141	322,029	714,192	897,117
	__________	__________	________	________
Gross profit	116,792	139,613	238,082	224,450
Selling, general and administrative expenses	81,387	104,103	246,206	388,565
Reorganization items and store closure costs	-	23,141	114,236	44,237
Fresh-start adjustments	-	35,249	-	-
Interest, net of income of $163, $146, $567 and $493, respectively	581	10,651	39,807	48,634
	__________	__________	________	________
Income (loss) before income tax, extraordinary item and
cumulative effect of change in accounting principle	34,824	(33,531)	(162,167)	(256,986)
Income tax expense	12,890	15	48	20,217
	__________	__________	________	________
Income (loss) before extraordinary item and cumulative
effect of change in accounting principle	21,934	(33,546)	(162,215)	(277,203)
Extraordinary item - gain on debt discharge	-	265,978	-	-
Extraordinary item, net of tax - early retirement of debt	-	-	-	(749)
Cumulative effect of change in accounting principle, net
of tax - reporting costs of start-up activities	-	-	-	(3,938)
	__________	__________	________	________
Net income (loss)	$ 21,934	$ 232,432	$ (162,215)	$ (281,890)

Basic earnings (loss) per share data:
Basic earnings (loss) per share before
extraordinary item and cumulative effect of change in
accounting principle	$ 1.10	$ (1.19)	$ (5.77)	$ (9.89)
Extraordinary item - gain on debt discharge	-	9.47	-	-
Extraordinary item, net of tax - early retirement of debt	-	-	-	(0.03)
Cumulative effect of change in accounting principle, net
of tax - reporting costs of start-up activities	-	-	-	(0.14)
	__________	__________	________	________
Basic earnings (loss) per share	$ 1.10	$ 8.27	$ (5.77)	$ (10.06)

Basic weighted average shares outstanding	19,973	28,096	28,096	28,028

Diluted earnings (loss) per share data:
Diluted earnings (loss) per share before
extraordinary item and cumulative effect of change in
accounting principle	$ 1.09	$ (1.19)	$ (5.77)	$ (9.89)
Extraordinary item - gain on debt discharge	-	9.47	-	-
Extraordinary item, net of tax - early retirement of debt	-	-	-	(0.03)
Cumulative effect of change in accounting principle, net
of tax - reporting costs of start-up activities	-	-	-	(0.14)
	__________	__________	________	________
Diluted earnings (loss) per share	$ 1.09	$ 8.27	$ (5.77)	$ (10.06)

Diluted weighted average shares outstanding	20,094	28,096	28,096	28,028

Stage Stores, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Reorganized	Predecessor
	Company	Company
	Twenty-Two	Thirty
	Weeks Ended	Weeks Ended
	February 2,	September 1,	Fiscal Year
	2002	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$ 21,934	$ 232,432	$ (162,215)	$ (281,890)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	5,999	13,165	23,765	63,554
Accretion of discount	-	-	436	1,254
Recognition of pre-reorganization deferred tax assets	12,890	-	-	-
Amortization of debt issue costs	574	2,882	6,409	2,930
Provision for bad debts	16,129	12,606	23,527	38,557
Adjustment to accrete yield on repurchased accounts receivable	-	9,000	37,751	-
Write-off of property, equipment and leasehold improvements
and other assets associated with closed stores	-	1,931	37,063	20,094
Fresh-start adjustments	-	35,249	-	-
Gain on debt discharge	-	(265,978)	-	-
Write-off of pre-petition debt issue costs and original issue discount	-	-	17,987	-
Write-off of goodwill and other intangibles	-	-	3,130	92,808
Write-down of undivided interest in account receivable trust	-	-	6,155	-
Deferred income taxes	-	-	-	20,151
Loss on early retirement of debt	-	-	-	749
Cumulative effect of change in accounting principle	-	-	-	3,938
Changes in operating assets and liabilities:
Increase in accounts receivable and retained interest in receivables sold	(40,743)	(255)	(11,765)	(10,341)
Decrease in merchandise inventories	3,021	26,988	42,421	80,212
Decrease in other assets	661	858	7,348	21,804
Increase (decrease) in accounts payable and other liabilities	(606)	(2,547)	40,262	(29,919)
	__________	__________	________	________
Total adjustments	(2,075)	(166,101)	234,489	305,791
	__________	__________	________	________
Net cash provided by operating activities	19,859	66,331	72,274	23,901
	__________	__________	________	________
Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(15,287)	(6,318)	(5,390)	(22,037)
Proceeds from retirement of fixtures and equipment	-	355	567	-
	__________	__________	________	________
Net cash used in investing activities	(15,287)	(5,963)	(4,823)	(22,037)
	__________	__________	________	________
Cash flows from financing activities:
Proceeds from (payments on):
Debtor-in-possession credit facility	-	(224,288)	224,288	-
Pre-petition working capital facility	-	832	5,916	43,000
Issuance of common stock	-	-	-	128
Long-term debt	-	(185)	(204)	(34,813)
Addition to debt issue costs	-	(4,130)	(10,617)	(2,832)
Sale (repurchase) of accounts receivable to (from) account receivable trust	(10,000)	175,000	(286,503)	-
	__________	__________	________	________
Net cash provided by (used in) financing activities	(10,000)	(52,771)	(67,120)	5,483
	__________	__________	________	________
Net increase (decrease) in cash and cash equivalents	(5,428)	7,597	331	7,347
Cash and cash equivalents:
Beginning of period	28,107	20,510	20,179	12,832
	__________	__________	________	________
End of period	$ 22,679	$ 28,107	$ 20,510	$ 20,179
Supplemental disclosures:
Interest paid	$ 2,956	$ 11,053	$ 21,623	$ 45,528
Income taxes paid	$ -	$ -	$ 15	$ 197

Stage Stores, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands)

					Accumulated
	Common		Additional	Retained	Other
	Stock		Paid-in	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Total
Predecessor Company:

Balance, January 30, 1999	27,968	$ 280	$ 265,716	$ (55,610)	$ (5,994)	$ 204,392
Comprehensive Income:
Net loss	-	-	-	(281,890)	-	(281,890)
Minimum pension liability adjustment,
net of tax	-	-	-	-	1,656	1,656
Issuance of new stock	116	1	874	-	-	875
	_______	______	________	________	___________	________
Balance, January 29, 2000	28,084	$ 281	$ 266,590	$ (337,500)	$ (4,338)	$ (74,967)
Comprehensive Income:
Net loss	-	-	-	(162,215)	-	(162,215)
Minimum pension liability adjustment,
net of tax	-	-	-	-	(3,717)	(3,717)
Issuance of new stock	12	-	412	-	-	412
	_______	______	________	________	___________	________
Balance, February 3, 2001	28,096	$ 281	$ 267,002	$ (499,715)	$ (8,055)	$ (240,487)
Comprehensive Income:
Net income	-	-	-	232,432	-	232,432
Fresh-start adjustment -
minimum pension liability
adjustment, net of tax	-	-	-	-	8,055	8,055
Cancellation of predecessor
stock	(28,096)	(281)	(267,002)	267,283	-	-
	_______	______	________	________	___________	________
Balance, September 1, 2001	-	$ -	$ -	$ -	$ -	$ -

Reorganized Company:

Issuance of new stock	19,973	$ 200	$ 299,800	$ -	$ -	$ 300,000
Net income	-	-	-	21,934	-	21,934
Recognition of pre-organization deferred tax assets	-	-	18,290	-	-	18,290
	_______	______	________	________	___________	________
Balance, February 2, 2002	19,973	$ 200	$ 318,090	$ 21,934	$ -	$ 340,224

NOTE 1 - CHAPTER 11 PROCEEDINGS AND EMERGENCE

     Stage Stores and its wholly owned subsidiaries, Specialty Retailers, Inc. ("SRI") and Specialty Retailers, Inc. (NV) ("SRI NV") (collectively, the "Debtors"), filed voluntary petitions under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") (the "Chapter 11 Proceedings") in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Court") on June 1, 2000 (the "Petition Date"). During the Chapter 11 Proceedings, the Company continued to manage and operate its assets and business as a debtor-in-possession, pending the formulation and confirmation of a plan of reorganization and subject to the supervision and orders of the Court. On April 24, 2001, the Debtors filed, and subsequently amended on May 14, May 21, May 25 and June 6, 2001, a "Disclosure Statement", pursuant to Section 1125 of the Bankruptcy Code, and a "Plan of Reorganization" (the "Plan" or "Plan of Reorganization") with the Court. On June 29, 2001, the Bankruptcy Court approved the Disclosure Statement, as amended, which allowed the Company to proceed with the solicitation of creditors' votes in favor of the Plan. The Plan as modified on August 8, 2001, was confirmed by the Court on August 8, 2001, and was consummated on August 24, 2001 (the "Effective Date"). For financial reporting purposes, the Effective Date of the Plan was assumed to be September 1, 2001, the last day of the Company's seventh fiscal period. See Note 2 "Fresh-Start Accounting".

      Under the Plan, the Company generally settled pre-petition debt claims by issuing shares of a new class of common stock in a reorganized Stage Stores to those pre-petition creditors entitled to receive such distribution under the Plan. As set forth in the Plan, the pre-petition bank group, in the aggregate, received approximately 47% of the new common stock while the previous holders of the Company's pre-petition 8 1/2% Senior Notes, in the aggregate, similarly received approximately 47% of the new common stock. The remaining shares of new common stock were either distributed to other classes of pre-petition creditors or are currently being held in escrow for future distribution. As of February 2, 2002, 889,493 of the shares issued were held in escrow related to unresolved claims of former creditors under the Plan. Subsequent to February 2, 2002, 805,393 of the escrow shares have been distributed to the pre-petition creditors and 14,074 shares cancelled pursuant to the cash-share option provision of the Plan. As of March 29, 2002, total shares issued and outstanding were 19,958,580, with 84,100 of the shares held in escrow related to unresolved claims of former creditors under the plan. In addition, pursuant to the Plan, the Company issued 512,119 Series A Warrants with an exercise price of $15.00 and 1,078,146 Series B Warrants with an exercise price of $20.00 to other subordinated pre-petition note holders. These warrants will expire August 23, 2006, if not exercised before that date. The Plan did not provide for any distribution to the holders of pre-petition equity interest in the Company, including holders of the Company's old common stock and holders of the Company's old Class B Common Stock. Further, under the Plan, all pre-petition equity interests, including all shares of old common stock and old Class B Common Stock outstanding on the Effective Date were cancelled.

NOTE 2 - FRESH-START ACCOUNTING

     With the change in ownership resulting from the Plan, the Company adopted fresh-start reporting in accordance with the recommended accounting principles for entities emerging from Chapter 11 set forth in the American Institute of Certified Public Accountants Statement of Position 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. The adjustments to reflect the consummation of the Plan, including the gain on discharge of pre-petition liabilities and the adjustment to record assets and liabilities at their fair value have been reflected in the thirty week period ended September 1, 2001. Accordingly, the financial position as of September 1, 2001 and operations subsequent to September 1, 2001 for the Reorganized Company are not prepared on a basis comparable to the prior periods presented.

     In adopting "fresh-start" reporting, the Company was required to determine its enterprise value, which represents the fair market value of all assets of a business available to satisfy the fixed debt obligations of the Company. The Company's enterprise value was determined with the assistance of its financial advisors to be within a range that centered around a point estimate of $307,500,000. The enterprise value of the Company was determined by consideration of several factors and reliance on various valuation methods, including discounted future cash flows, peer group comparables, sales and earnings before interest, taxes, depreciation and amortization ("EBITDA"). Based on the comparative assessment of the Company to its peer group, a 5.25 multiple of EBITDA and a 0.375 multiple of sales were selected. In addition, a discount rate of 14.2% was selected for use in discounting projected future cash flows. After taking into account appropriate deductions from enterprise value, a reorganized equity value, on a fair market value basis, of $300,000,000 was derived.

     The adjustments made to record the effect of the Plan on the Company's Consolidated Balance Sheet as of September 1, 2001 were as follow:

		Adjustment to record plan confirmation
		(a)	(b)	(c)
			Financing
			Agreements,
			Debt
	Predecessor	Cancellation	Discharge,		Reorganized
	Company	of	and	Fresh-Start	Company
	Balance Sheet	Predecessor	Issuance of	Fair Value	Balance Sheet
	September 1, 2001	Stock	New Stock	Adjustments	September 1, 2001
ASSETS
Cash and cash equivalents	$ 20,558	$ -	$ 7,549	$ -	$ 28,107
Retained interest in receivables sold	-	-	82,058		82,058
Accounts receivable, net	247,922	-	(253,896)	15,595	9,621
Merchandise inventories, net	191,695	-	-	(9,856)	181,839
Prepaid expenses and other current assets	14,679	-	(150)	(1,584)	12,945
	_____________	_____________	_____________	_____________	_____________
Total current assets	474,854	-	(164,439)	4,155	314,570

Property, equipment and leasehold
improvements, net	119,830	-	-	(19,506)	100,324
Other assets	7,006	-	2,896	(3,695)	6,207
	_____________	_____________	_____________	_____________	_____________
Total assets	$ 601,690	$ -	$ (161,543)	$ (19,046)	$ 421,101

LIABILITIES AND
STOCKHOLDERS' EQUITY
(DEFICIT)
Account payable	$ 57,476	$ -	$ (1,199)	$ -	$ 56,277
Accrued expenses and other current liabilities	59,694	-	(10,007)		49,687
Debtor-in-Possession facility	137,133		(137,133)	-	-
Current portion long-term debt	197	-	-	-	197
	_____________	_____________	_____________	_____________	____________
Total current liabilities	254,500	-	(148,339)	-	106,161

Long-term debt	873	-	-	-	873
Other long-term liabilities	7,006	-	(1,087)	8,148	14,067
Liabilities subject to compromise under
reorganization proceedings	578,095	-	(578,095)	-	-
	_____________	_____________	_____________	_____________	_____________
Total liabilities	840,474	-	(727,521)	8,148	121,101
	_____________	_____________	_____________	_____________	_____________

Common stock	268	(268)	200	-	200
Class B common stock	13	(13)	-	-	-
Additional paid-in capital	267,002	(267,002)	299,800	-	299,800
Accumulated earnings (deficit)	(498,012)	267,283	265,978	(35,249)	-
Accumulated other comprehensive income	(8,055)	-	-	8,055	-
	_____________	_____________	_____________	_____________	_____________
Stockholders' equity (deficit)	(238,784)	-	565,978	(27,194)	300,000
	_____________	_____________	_____________	_____________	_____________
Total liabilities and stockholders' equity (deficit)	$ 601,690	$ -	$ (161,543)	$ (19,046)	$ 421,101

(a)     To record the cancellation of all pre-petition ownership interests as of the Effective Date.

b)      To write-off Debtor-in-Possession debt issue cost, record settlement of liabilities subject to compromise under reorganization proceedings by payment of cash of $46.4 million and issuance of 19,972,653 shares of new common stock valued at $300,000,000, and record proceeds received from the sale of accounts receivable under the Securitization Facility (defined herein).

(c)     To record the adjustments to state assets and liabilities at the reorganization value.

NOTE 3 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     Description of Business: The Company, through its wholly-owned subsidiaries Specialty Retailers (TX) LP and SRI General Partner LLC, operates family apparel stores primarily under the names "Bealls", "Palais Royal" and "Stage" offering nationally recognized brand name family apparel, accessories, cosmetics and footwear. As of February 2, 2002 the Company operated 342 stores in thirteen states located throughout the south central United States.

     Principles of Consolidation: The consolidated financial statements include the accounts of Stage Stores and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

     Fiscal Year: References to a particular year are to the Company's fiscal year which is the 52 or 53 week period ending on the Saturday closest to January 31 of the following calendar year (e.g., a reference to "2001" is a reference to the fiscal year ended February 2, 2002). Fiscal years 2001 and 1999 were 52 week years. Fiscal year 2000 was a 53 week year. Results for fiscal year 2001 were split between the twenty-two weeks ended February 2, 2002 for the Reorganized Company and the thirty weeks ended September 1, 2001 for the Predecessor Company as results of operations for the Reorganized Company are not prepared on a basis comparable to that of the Predecessor Company.

     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The primary estimates underlying the Company's consolidated financial statements include the fair value of the retained interest in receivables sold, allowance for doubtful accounts receivable, the valuation of inventory, the valuation of deferred tax assets, the reserve for sales returns, estimated liability for pension obligation, and self insurance reserves. Actual results could differ from these estimates. Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances.

     Cash and Cash Equivalents: The Company considers highly liquid investments with initial maturities of less than three months to be cash equivalents in its statement of cash flows.

     Accounts Receivable and Retained Interest in Receivables Sold: Accounts receivable relate to the receivables generated under the Company's private label credit card program. When the Company sells receivables in securitization of credit card receivables, it retains interest-only strips, a subordinated transferor certificate, an exchangeable transferor certificate, servicing rights, and cash held in a trust reserve account, all of which are retained interests in the securitized receivables. Gain or loss on sale of the receivables depends in part on the previous carrying amount of the receivables involved in the transfer, allocated between the receivables sold and retained interests based on their relative fair value at the date of the transfer. To obtain fair values, the Company generally estimates fair value based on the present value of future expected cash flows estimated using management's best estimates of the key assumptions - credit losses, prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved. The Company's retained interest in the receivables in the securitization trust (the "Trust") are considered trading securities and are carried at fair value in accordance with SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities. See Note 4 for additional disclosures regarding the securitization of accounts receivable and the key assumptions underlying the fair value calculation.

     The Company services the entire credit card portfolio without regard to whether the accounts are retained by the Company or placed into the Trust. The same policies are followed on all accounts regarding credit underwriting standards and loss recognition. The Company provides for an allowance for uncollectible accounts based on historical charge-off patterns and management judgment. Accounts are automatically charged-off when they become 180 days contractually delinquent, or earlier upon the occurrence of specific events, consistent with the Federal Financial Institutions Examination Council's (FFIEC) Uniform Retail Credit Classification and Account Management Policy issued June 20, 2000. Finance charge and late fee revenue is recorded until an account is charged off, at which time uncollected finance charge and late fee revenue is recorded as a reduction in credit revenues.

     Merchandise Inventories: Effective September 1, 2001, the Company states its merchandise inventories at the lower of cost or market based upon the retail method of accounting. The Predecessor Company stated its merchandise inventory at the lower of cost or market based on the retail LIFO method of accounting, with cost being determined using the last-in, first-out ("LIFO") method.

     Property, Equipment and Leasehold Improvements: Upon emergence from bankruptcy, the Company revalued its fixed assets in accordance with fresh-start accounting as discussed in Note 2. This results in lower depreciation expense on assets owned as of September 1, 2001 for the Reorganized Company. Additions to property, equipment and leasehold improvements after the Effective Date are stated at cost and depreciated over their estimated useful lives using the straight-line method. Balances shown for the Predecessor Company are stated at historical cost. The estimated useful lives of leasehold improvements do not exceed the term of the related lease, including renewal options. The estimated useful lives in years are generally as follows:

Buildings	20-25
Store and office fixtures and equipment	5-12
Warehouse equipment	5-15
Leasehold improvements	5-20

    Debt Issue Costs: Debt issue costs are accounted for as a deferred charge and amortized on a straight-line basis over the term of the related financing agreement.

     Accrued expenses and other current liabilities: Accrued expenses and other current liabilities includes accrued incentive compensation of $12.9 million and $5.5 million at February 2, 2002 and February 3, 2001, respectively.

     Liabilities Subject to Compromise Under Reorganization Proceedings: Those petition date liabilities that were expected to be paid or compromised under the plan of reorganization were separately classified in the consolidated balance sheet.

     Financial Instruments: Except for the retained interest in receivables sold, the Company records all financial instruments at cost. The cost of all financial instruments, except the retained interest in receivables sold, approximates fair value.

     Comprehensive Income: Total comprehensive income (loss) amounted to $240.5 million, ($165.9) million, and ($280.2) million for the thirty weeks ended September 1, 2001 and fiscal years 2000 and 1999, respectively. Comprehensive income for the twenty-two weeks ended February 2, 2002 equaled net income. Comprehensive income differs from net income (loss) due to minimum pension liability adjustment, net of tax expense (benefit) of ($1.5) million and the $1.7 million in 2000 and 1999, respectively.

     Revenue Recognition: Revenue from sales is recognized at the time of sale, net of any returns. A reserve has been established for the estimated merchandise returns.

     Store Pre-Opening Expenses: Costs related to the opening of new stores are expensed as incurred.

     Advertising Expenses: Advertising costs are charged to operations when the related advertising first takes place. Advertising costs were $28.7 million, $35.7 million and $52.5 million for 2001, 2000 and 1999, respectively. Prepaid advertising costs were $0.6 million and $0.2 million at February 2, 2002 and February 3, 2001, respectively.

     Deferred rent: The Company records rent expense on a straight-line basis, evenly dividing rent expense over all periods covered by the primary term of the lease. The difference between the payment and expense in any period is recorded to deferred rent in the Consolidated Balance Sheet.

     Impairment of Assets: The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The amount of impairment recognized is determined by the excess of recorded book value over estimated discounted future cash flows.

     Income Taxes: The provision for income taxes is computed based on the pretax income included in the Consolidated Statement of Operations. The asset and liability approach is used to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and the tax basis of assets and liabilities. A valuation allowance is to be established if it is more likely than not that some portion of the deferred tax asset will not be realized. See Note 12 for additional disclosures regarding income taxes and deferred income taxes.

     Earnings per Share: Basic earnings per share is computed using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is computed using the weighted average number of common shares as well as all potentially dilutive common share equivalents outstanding. Stock options and warrants are the only potentially dilutive share equivalents the Company has outstanding in the post-emergence period. For the twenty-two weeks ended February 2, 2002, dilution was calculated by adding 14,984 shares related to warrants and 106,479 related to stock options to the shares outstanding of 19,972,653 for total diluted shares of 20,094,116. For the Predecessor Company, all common share equivalents were excluded from the computation of diluted earnings per share for the thirty weeks ended September 1, 2001 and for fiscal 2000 and 1999 as they were anti-dilutive. For the Predecessor Company, there were 768,806 stock options and 44,026 shares of restricted stock outstanding as of February 3, 2001 and 2,110,607 stock options and 378,525 shares of restricted stock outstanding at January 29, 2000. The anti-dilution for the thirty weeks ended September 1, 2001 was caused by the loss before extraordinary item.

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

     New Accounting Pronouncements: In June 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, which as amended, establishes accounting and reporting standards for derivative instruments and hedging activity. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133, as amended, effective February 4, 2001. The adoption did not have a material effect on the Company's financial statements as all material financial instruments and other contracts held or entered into by the Company either do not meet the definition of a derivative or qualify for the normal purchases and sales exemption.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". See Note 4 for disclosures required by SFAS No. 140.

     On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."  The statements change the accounting for business combinations and goodwill in two significant ways.  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Use of the pooling-of-interests method will be prohibited.  SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that statement, which for the Company will be February 3, 2002. The adoption will not have a material effect on the Company's financial position or results of operations because the Company has not engaged in any business combinations and has no goodwill recorded.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for the Company February 2, 2003. The adoption will not have a material effect on the Company's financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company will adopt SFAS No. 144 effective February 3, 2002. The adoption will not have a material effect on the Company's financial position or results of operations.

NOTE 4 - ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM

     During 2001, the Company sold credit card receivables in securitization transactions. In all those securitizations, the Company retained servicing responsibilities and subordinated interests. The Company receives annual servicing fees of two percent of the outstanding balance and rights to future cash flows arising after the investors in the Trust have received the return for which they contracted. The investors and the Trusts have no recourse against the Company except for its retained interest for failure of debtors to pay when due. The Company's retained interests are subordinate to investor's interests. Their value is subject to credit, prepayment and interest rate risks on the transferred financial assets.

     In the twenty-two weeks ended February 2, 2002, the Company recognized pretax gains of $1.3 million on the securitization of credit card receivables. As part of the fresh-start adjustments, the Company adjusted the carrying value of accounts receivable of $247.9 million at September 1, 2001 to the estimated fair value. Accordingly, there was no gain recorded in the statement of operations on the initial sale of $175.0 million of receivables on the Effective Date. The key assumptions, which are based on the last twelve months performance trends of the accounts receivable portfolio, used to measure the fair value at the time of sale were as follows:

Repayment speed	14.0%
Weighted average life (in months)	7.1
Expected credit losses as percentage of average receivables	10.7%
Residual cash flows discount rate	15.0%
Variable return to third party certificate holders	Periodic commercial paper plus 0.37%

     At February 2, 2002, the key assumptions and the sensitivity of the current fair value of the Company's retained interest caused by immediate 10% and 20% adverse changes in those key assumptions are as follows (in thousands):

Repayment speed	14.0%
Impact on fair value of 10% adverse change	$(1,616)
Impact on fair value of 20% adverse change	(3,655)

Expected credit losses as a % of average receivables (annual rate)	10.7%
Impact on fair value of 10% adverse change	$(2,692)
Impact on fair value of 20% adverse change	(5,384)

Residual cash flows discount rate	15.0%
Impact on fair value of 10% adverse change	$(795)
Impact on fair value of 20% adverse change	(1,582)

Variable return to certificate holders
Impact on fair value of 10% adverse change	$(77)
Impact on fair value of 20% adverse change	(152)

Reduction in third party trust certificates outstanding of $165.0 million:
Impact of a 10% reduction in balances outstanding	$(652)
Impact of a 20% reduction in balances outstanding	(1,330)

     These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because of the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

     The table below summarizes the cash flows received from the Trust during the twenty-two weeks ended February 2, 2002 (in thousands):

Proceeds from new securitizations	$ 175,000
Collections used by the Trust to purchase new balances in revolving
credit card securitizations	111,437
Servicing fees received	1,366
Other cash flows received on retained interests	63,805

      The following tables present quantitative information about the components of securitized and owned receivables, delinquencies and net credit losses

Managed Accounts Receivable Balances (in thousands):
	February 2, 2002	February 3, 2001
Accounts receivable securitized (1)	$ 165,000	$ -
Accounts receivable held for securitization	124,585	-
Total accounts receivable held in Trust	289,585	-
Accounts receivable ineligible for securitization	12,367	303,147
	__________	__________
Total managed accounts receivable	$ 301,952	$ 303,147

__________________________________

  Equal to the off-balance sheet borrowings outstanding under the Securitization Facility (defined herein).

Reconciliation of Managed Accounts Receivable to Balance Sheet Presentation (in thousands):
	February 2,	February 3,
	2002	2001
Accounts receivable ineligible for securitization	$ 12,367	$ 303,147
Allowance for doubtful accounts on ineligible receivables	(843)	(39,712)
Unamortized cost associated with repurchased receivables	-	9,000
	_________	_________
Accounts receivable, net	$ 11,524	$ 272,435

Accounts receivable held in Trust	$ 289,585	$ -
Accounts receivable securitized (1)	(165,000)	-
Allowance for doubtful accounts on receivables held in Trust	(27,269)	-
Present value of excess cash flows on retained interest	8,776	-
Cash reserves held in trust, net of accrued interest (2)	8,677	-
	_________	_________
Retained interest in receivables sold	$ 114,769	$ -

_________________________

(1)      Equal to the off-balance sheet borrowings outstanding under the Securitization Facility (defined herein).

(2)      Certain cash receipts are held by the securitization trust to fund monthly distributions to the third party certificate holders and the payment of the transferor servicing fee to the Company on the 10th of each calendar month. The remaining excess funds are then released to the Company.

Managed Accounts Receivable Contractual Delinquency:
	February 2, 2002	February 3, 2001

Current	73.8%	70.5%
Accounts receivable contractually past due:
1 to 29 days past due	15.4%	17.3%
30 to 59 days past due	3.5%	3.9%
60 to 89 days past due	2.1%	2.3%
90 days and greater past due	5.2%	6.1%
	_________	_________
Total *	100.0%	100.0%

      *Totals may not foot due to rounding.

Charge-offs as Percentage of Average Accounts Receivable (dollars in thousands):
	2001	2000	1999

Average accounts receivable	$ 287,516	$ 324,547	$ 349,589
Net principal charge-offs	32,514	43,277	32,684
Net principal charge-offs as a percentage of average receivables	11.3%	13.3%	9.3%

     Predecessor Company Activities: Prior to the Chapter 11 Proceedings, the Company securitized substantially all of its trade accounts receivable. In connection with the Chapter 11 Proceedings, on June 7, 2000, the Company paid the trust holding the receivables $288.4 million in cash and surrendered its retained interest in exchange for all accounts receivable held by the trust. The trust used the cash proceeds to retire all remaining certificates and pay other costs associated with the termination of the trust. The accounts receivable repurchased by the Company were recorded at the aggregate of the cash paid and the estimated fair value of the retained interest surrendered. The Company accreted the yield resulting from the estimated net future cash flows associated with the accounts receivable repurchased at June 1, 2000 using the interest method. The yield is recorded in selling, general and administrative expenses in the accompanying financial statements. Service charge income, late fees and estimated bad debt expense related to credit sales made subsequent to June 1, 2000 are included in selling, general and administrative expenses in the accompanying financial statements.

NOTE 5 - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property, equipment and leasehold improvements were as follows (in thousands):

	Reorganized	Predecessor
	Company	Company
	February 2,	February 3,
	2002	2001
Land	$ 704	$ 3,074
Buildings	5,965	16,980
Fixtures and equipment	65,004	184,738
Leasehold improvements	43,937	106,757
	__________	__________
	115,610	311,549
Accumulated depreciation	5,998	182,738
	__________	__________
	$ 109,612	$ 128,811

      Depreciation expense was $6.0 million, $13.2 million, $28.3 million and $56.6 million for the twenty-two weeks ended February 2, 2002, the thirty weeks ended September 1, 2001, and fiscal years 2000 and 1999, respectively. Impairment charges of $1.7 million and $26.0 million in fiscal years 2000 and 1999, respectively, related to property, equipment and leasehold improvements associated with underperforming stores were included in depreciation expense. These charges are included in selling, general and administrative expenses on the accompanying Consolidated Statement of Operations.

NOTE 6 - FINANCING AND LONG-TERM DEBT

     In conjunction with the Company's emergence from the Chapter 11 Proceedings, on the Effective Date the Company entered into a three year, $125 million senior secured revolving credit facility (the "Revolving Facility"), which also supports the Company's outstanding letters of credit, and a three year, $200 million accounts receivable securitization facility (the "Securitization Facility") (collectively, the "Financing Agreements"). The initial proceeds from the Securitization Facility were used by the Company to (i) repay the total amount outstanding under the DIP Facility as of the Effective Date, (ii) make certain payments under the Plan in connection with priority claims, administrative claims and secured claims and (iii) pay related transaction costs, fees and expenses. On a go-forward basis, the Financing Agreements will be used by the Company, in conjunction with other liquidity sources, to provide financing for working capital, letters of credit, capital expenditures, interest payments and other general corporate purposes. Substantially all of the Company's assets are pledged as collateral under the Revolving Facility.

     Borrowings under the Revolving Facility are limited to the availability under a borrowing base based on eligible inventory, while borrowings under the Securitization Facility are limited to eligible accounts receivable under the Company's private label credit card program. Borrowings under both facilities are payable upon maturity. The daily interest rates under the Revolving Facility are based upon a base rate or Eurodollar rate plus an applicable margin based on availability as set forth in the Revolving Facility agreement, while the daily interest rates under the Securitization Facility are based upon commercial paper rates of the applicable conduit purchasers. On February 2, 2002, there were no borrowings outstanding under the Revolving Facility, while borrowings under the Securitization Facility totaled $165.0 million. On February 2, 2002, availability under the Revolving Facility, net of letters of credit outstanding of $14.8 million, was $101.5 million, while availability under the Securitization Facility was $35.0 million. In addition, the Company had cash reserves, net of accrued interest, held by the accounts receivable trust of $8.7 million. See Note 4 for details.

     The Company continually monitors its liquidity position and compliance with its Financing Agreements. The Revolving Facility contains covenants which, among other things, restrict the (i) incurrence of additional debt, (ii) incurrence of capital lease obligations, (iii) aggregate amount of capital expenditures, (iv) transactions with related parties and (v) the payment of dividends. In addition, the Revolving Facility requires the Company to maintain compliance with specific financial covenants, including specified Leverage Ratio, Fixed Charge Coverage Ratio and Tangible Net Worth levels calculated quarterly. Further, the Securitization Facility describes certain conditions and events that could cause an early amortization of the amounts then outstanding under the Securitization Facility. These include such things as the Company not maintaining compliance with certain financial covenants, having a material adverse change in the ability of the Company to perform its obligations under the Securitization Facility, having a material adverse change in the collectibility of the accounts receivable and other specific conditions and events. Each facility contains cross default provisions. At February 2, 2002, the Company was in compliance with all debt covenants.

     The Company also has a capital lease in the form of an industrial revenue bond, of which $0.9 million is classified as long-term and $0.2 million classified short-term. The annual principal payment required on this debt is $0.2 million per year. Refer to Note 10 for discussion of Company's pension obligation included in other long-term liabilities.

NOTE 7 - REORGANIZATION PROCEEDINGS

      Reorganization Items and Store Closure Costs: The net expense resulting from the Company's Chapter 11 Proceedings, subsequent reorganization efforts and prior year store closures are as follows (in thousands):

	Predecessor Company
	Thirty Weeks
	Ended
	September 1,
	2001	2000	1999
Costs associated with the store closures	$ 2,454	$ 76,778	$ 44,237
Professional fees associated with the bankruptcy	14,600	10,515	-
Write-off of pre-petition debt issue costs and
original issue discount	-	17,987	-
Write-down of undivided interest in accounts
receivable trust	-	6,155	-
Key employee retention and emergence bonuses	5,925	-	-
Other	162	2,801	-
	___________	__________	__________
Total	$ 23,141	$ 114,236	$ 44,237

      During 2000, as part of the restructuring process, the Court approved the Company's plan to close 241 stores (the "2000 Store Closing Program"). The 2000 Store Closing Program was conducted in two phases, the first of which was completed during the third quarter of 2000. The second phase, which commenced in January 2001, was completed in April 2001. The Company engaged third parties to manage the inventory liquidation process in these stores. Cost associated with these closures of $76.8 million consisted of approximately $16.9 million loss on inventory, including the cost to dispose, approximately $2.3 million for severance for approximately 2,411 store employees terminated at the closing stores, and approximately $17.1 million for lease termination damage claims, while the balance related primarily to the write-offs of prepaid supplies and signage, fixed assets and other intangibles associated with these stores. As of February 3, 2001, approximately $1.3 million of estimated severance was unpaid.

     During the second quarter of 1999, the Company implemented a store closure program under which the Company closed 35 underperforming stores during the last three quarters of 1999. During the fourth quarter of 1999, the Company implemented a store closure program to close an additional 64 stores, which was completed by the third quarter of 2000. In connection with these closures, the Company recorded $59.0 million of pretax costs, of which $14.8 million is included in cost of sales while the remaining $44.2 million is included in reorganization items and store closure costs. Of the $59.0 million of costs, approximately $0.5 million represents severance for approximately 590 employees terminated at the closing stores, approximately $8.9 million represents lease termination costs, approximately $2.8 million represents a reserve for uncollectible accounts receivable associated with the Company's private label credit card program, approximately $3.4 million represents write-off of prepaid supplies and signage, approximately $14.8 million represents a lower of cost or market reserve related to the inventory being liquidated in the stores in the store closure program, approximately $8.3 million represents write-off of goodwill and other intangibles associated with these stores, approximately $17.3 million represents write-off of fixed assets, while the remainder of approximately $3.0 million relates to the operating expenses of the stores during their liquidation. These store closure costs do not include amounts recorded as an impairment of fixed assets.

     The 340 stores that were included in the 2000 and 1999 Store Closure Programs had the following operating results prior to store closure charges (in thousands):

	Predecessor Company
	2000	1999
Net sales	$ 195,030	$ 318,225
Cost of sales including occupancy costs	163,632	250,741
Direct operating expense	39,517	73,383
	__________	__________
Contribution before corporate allocations	$ (8,119)	$ (5,899)

NOTE 8 - STOCKHOLDERS' EQUITY

     Under the Plan, the Company generally settled pre-petition debt claims by issuing shares of a new class of common stock in a reorganized Stage Stores to those pre-petition creditors entitled to receive such distribution under the Plan. As set forth in the Plan, the pre-petition bank group, in the aggregate, received approximately 47% of the new common stock while the previous holders of the Company's pre-petition 8 1/2% Senior Notes, in the aggregate, similarly received approximately 47% of the new common stock. The remaining shares of new common stock were either distributed to other classes of pre-petition creditors or are currently being held in escrow for future distribution. As of February 2, 2002, 889,493 of the shares issued were held in escrow related to unresolved claims of former creditors under the Plan. Subsequent to February 2, 2002, 805,393 of the escrow shares have been distributed to the pre-petition creditors and 14,074 shares cancelled pursuant to the cash-share option provision of the Plan. As of March 29, 2002, total shares issued and outstanding were 19,958,580, with 84,100 of the shares held in escrow related to unresolved claims of former creditors under the plan. In addition, pursuant to the Plan, the Company issued 512,119 Series A Warrants with an exercise price of $15.00 and 1,078,146 Series B Warrants with an exercise price of $20.00 to other subordinated pre-petition note holders. These warrants will expire August 23, 2006. The Plan did not provide for any distribution to the holders of pre-petition equity interest in the Company, including holders of the Company's old common stock and holders of the Company's old Class B Common Stock. Further, under the Plan, all pre-petition equity interests, including all shares of old common stock and old Class B Common Stock outstanding on the Effective Date were cancelled.

      The Company's Board of Directors may provide by resolution for the issuance of preferred stock, in one or more series, and fix the powers, preferences, and rights, and the qualifications, limitations, and restrictions upon, preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund provisions, if any, and the number of shares constituting any series of preferred stock or the designation of any series of preferred stock.

NOTE 9 - STOCK OPTION PLANS

     Pursuant to the Plan of Reorganization as approved by the Company's shareholders (former creditors) and the bankruptcy court, the Company has established the 2001 Equity Incentive Plan to reward, retain and attract key personnel. To fund the 2001 Equity Incentive Plan, 4,000,000 shares of the Company's common stock have been reserved.

     Of the 4,000,000 shares of common stock reserved for issuance under the 2001 Equity Incentive Plan, the Company has issued options to key employees and directors for 3,637,000 shares as of August 24, 2001, in three equal groupings, with per share exercises prices of $13.75, $15.00 and $16.25, respectively. The right to exercise these options will vest over four years from August 24, 2001, with 25% of each grouping vesting at the end of each of the first four years following the date of grant, and will expire if not exercised ten years from the date of the grant.

     A summary of the option activity under the 2001 Equity Incentive Plan follows:

Weighted
	Number of	Average
	Outstanding	Option
	Options	Price
Options granted effective as of August 24, 2001	3,637,000	$ 15.00
Surrendered	-
Exercised	-
_________
Options outstanding at February 2, 2002	3,637,000	$ 15.00

      A summary of outstanding and exercisable options as of February 2, 2002 follows:

			Weighted
		Weighted	Average		Weighted
	Number of	Average	Remaining	Number of	Average
Option	Outstanding	Exercise	Contractual	Exercisable	Exercise
Price	Options	Price	Life (in years)	Options	Price
$ 13.75	1,212,333	$ 13.75	9.6	-	$ 13.75
15.00	1,212,333	15.00	9.6	-	15.00
16.25	1,212,334	16.25	9.6	-	16.25
	_________			_________
	3,637,000	15.00		-	15.00

      The Company applies the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for its plan. The following pro forma data is calculated as if compensation cost for the Company's stock option plan was determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation":

Twenty-Two
Weeks Ended
February 2, 2002
Net income
As reported	$ 21,934
Pro forma	19,535
Earnings per share - basic
As reported	$ 1.10
Pro forma	0.98
Earnings per share - diluted
As reported	$ 1.09
Pro forma	0.97

      The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants issued in 2001:

2001
Expected volatility	33.0%
Risk free rate	3.56%
Expected life of options (in years)	3.06
Expected dividend yield	0.00%

     The weighted average fair value of options granted in 2001 was $4.06.

NOTE 10 - EMPLOYEE BENEFIT PLANS

     401(k) Plan: The Company has a contributory 401(k) savings plan (the "401(k) Plan") covering substantially all qualifying employees. Under the 401(k) Plan, participants may contribute up to 25% of their qualifying earnings, subject to certain restrictions. The Company currently matches 50% of each participant's contributions, limited to 6% of each participant's compensation. The Company's matching contributions were approximately $0.8 million for 2001, $0.8 million for 2000 and $1.0 million for 1999.

     Deferred Compensation Plan: The Company has a deferred compensation plan (the "Deferred Compensation Plan") which provides executive officers and other key employees of the Company with the opportunity to participate in an unfunded, deferred compensation program that is not qualified under the Code. Generally, the Code and the Employee Retirement Income Security Act of 1974, as amended, restrict contributions to a 401(k) plan by highly compensated employees. The Deferred Compensation Plan is intended to allow participants to defer income on a pre-tax basis. Under the Deferred Compensation Plan, participants may defer up to 50% of their base salary and up to 100% of their bonus and earn a rate of return based on deemed investments chosen by each participant. The Company has established a grantor trust for the purposes of holding assets to provide benefits to the participants. The Company will match 100% of each participant's contributions, up to 10% of the sum of their base salary and bonus, to the Deferred Compensation Plan. Company contributions are vested 100%. In addition, the Company may, with approval by the board of directors, at its sole discretion, make an additional employer contribution in any amount with respect to any participant as is determined in its sole discretion.

     Frozen Defined Benefit Plan: The Company has a defined benefit plan (the "Retirement Plan") that was frozen effective June 30, 1998. There are no future benefit accruals after that date. Any service after that date will continue to count toward vesting and eligibility for normal and early retirement. Benefits are administered through a trust arrangement which provides monthly payments or lump sum distributions. The Retirement Plan covered substantially all employees who had met eligibility requirements and were enrolled prior to June 30, 1998. Benefits under the plan were based upon a percentage of the participant's earnings during each year of credited service. Supplemental pension benefits were also provided for certain key executives under the SRI Supplemental Retirement Plan (the "Supplemental Retirement Plan"), a non-qualified defined benefit plan. The Supplemental Retirement Plan was terminated by the Board of Directors on March 7, 2000. At the time of termination, there were no participants eligible for benefits under this Plan. The Company recorded a $0.6 million gain associated with the plan termination.

     Information regarding the Retirement Plan and the Supplemental Retirement Plan is as follows (in thousands):

	Reorganized	Predecessor
	Company	Company
	Twenty-Two	Thirty	Year
	Weeks Ended	Weeks Ended	Ended
	February 2,	September 1,	February 3,
	2002	2001	2001
Change in benefit obligation:
Benefit obligation at beginning of year	$ 36,191	$ 29,800	$ 29,170
Service cost	-	-	222
Interest cost	1,039	1,236	2,153
Actuarial loss	64	3,333	1,957
Present value of administrative expenses	-	3,449	-
Plan disbursements	(734)	(1,627)	(2,611)
Plan termination	-	-	(1,091)
	__________	__________	________
Projected benefit obligation at end of year	36,560	36,191	29,800
	__________	__________	________
Change in plan assets:
Fair value of plan assets at beginning of year	24,831	27,340	23,231
Actual return on plan assets	1,494	(882)	(13)
Employer contributions	703	-	6,733
Plan disbursements	(734)	(1,627)	(2,611)
	__________	__________	________
Fair value of plan assets at end of year	26,294	24,831	27,340
	__________	__________	________
Funded status	(10,266)	(11,360)	(2,460)
Fresh-start adjustments	-	(19,488)	-
Unrecognized net actuarial (gain) loss	(570)	19,488	10,828
	__________	__________	________
Net amount recognized	$ (10,836)	$ (11,360)	$ 8,368

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability	$ (10,836)	$ (11,360)	$ (2,460)
Accumulated other comprehensive income	-	-	10,828
	__________	__________	________
Net amount recognized	$ (10,836)	$ (11,360)	$ 8,368

Weighted-average assumptions as of year end:
Discount rate	7.00%	7.00%	7.75%
Expected long-term rate of return on plan assets	8.50%	9.00%	9.00%
Rate of annual compensation increase *
Rate of increase in maximum benefit and compensation limits *
Assumed rate of increase in taxable wage base *

      *Not applicable since plan was frozen effective June 30, 1998.

The components of pension cost for the Retirement Plan and the Supplemental Retirement Plan were as follows (in thousands):

	Reorganized	Predecessor
	Company	Company
	Twenty-Two	Thirty	Year
	Weeks Ended	Weeks Ended	Ended
	February 2,	September 1,	February 3,	January 29,
	2002	2001	2001	2000
Net periodic pension cost for the fiscal year ended:
Service cost	$ -	$ -	$ 222	$ 731
Interest cost	1,039	1,237	2,153	2,109
Expected return on plan assets	(859)	(1,372)	(2,166)	(1,888)
Amortization of prior service cost	-	-	-	20
Amortization of actuarial loss	-	376	419	512
	__________	__________	________	________
Net periodic pension cost	$ 180	$ 241	$ 628	$ 1,484

     Included in accrued expenses and other accrued liabilities is $2.0 million and $2.0 million at February 2, 2002 and February 3, 2001, respectively, for estimated contributions to the Retirement Plan in 2002 and 2001, respectively.

     The Company's funding policy for the Retirement Plan is to contribute the minimum amount required by applicable regulations.

NOTE 11 - OPERATING LEASES

     The Company leases stores, the corporate headquarters and equipment under operating leases. A number of store leases provide for escalating minimum rent. Rental expense is recognized on a straight-line basis over the life of such leases. The majority of the Company's store leases provide for contingent rentals, generally based upon a percentage of net sales. The Company has renewal options for most of its store leases; such leases generally require that the Company pay for utilities, taxes and maintenance expense. A summary of rental expense associated with operating leases follows (in thousands):

	Reorganized	Predecessor
	Company	Company
	Twenty Two Weeks	Thirty Weeks
	Ended	Ended	Fiscal Year
	February 2, 2002	September 1, 2001	2000	1999
Minimum rentals	$ 9,920	$ 14,219	$ 44,092	$ 51,926
Contingent rentals	3,967	4,013	2,564	3,838
Equipment rentals	1,158	2,006	5,871	4,544
	_______________	_____________	__________	__________
	$ 15,045	$ 20,238	$ 52,527	$ 60,308

     Minimum rental commitments on long-term operating leases at February 2, 2002, net of sub-leases, are as follows (in thousands):

Fiscal Year

2002	$ 25,421
2003	24,761
2004	21,633
2005	17,585
2006	13,315
Thereafter	27,552
_________
$ 130,267

NOTE 12 - INCOME TAXES

     All Company operations are domestic. Income tax expense charged to continuing operations consisted of the following (in thousands):

	Reorganized	Predecessor
	Company	Company
	Twenty Two	Thirty Weeks
	Weeks Ended	Ended
	February 2,	September 1,	Fiscal Year
	2002	2001	2000	1999
Federal income tax expense (benefit):
Current	$ -	$ -	$ -	$ -
Deferred	11,845	-	-	28,617
	__________	__________	__________	__________
	11,845	-	-	28,617
	__________	__________	__________	__________
State income tax expense (benefit):
Current	-	15	48	66
Deferred	$ 1,045	-	-	(8,466)
	__________	__________	__________	__________
	1,045	15	48	(8,400)
	__________	__________	__________	__________
	$ 12,890	$ 15	$ 48	$ 20,217

      Reconciliation between the federal income tax expense charged to income (loss) before income taxes, extraordinary item and cumulative effect of change in accounting principle computed at statutory tax rates and the actual income tax expense recorded follows (in thousands):

	Reorganized	Predecessor
	Company	Company
	Twenty Two	Thirty Weeks
	Weeks Ended	Ended
	February 2,	September 1,	Fiscal Year
	2002	2001	2000	1999
Federal income tax expense (benefit) at the statutory rate	$ 12,188	$ 81,356	$ (56,758)	$ (91,585)
State income taxes, net	679	3,194	(4,546)	(5,460)
Goodwill amortization			-	26,040
Other, net	23	5,072	1,070	1,674
Valuation allowance	-	(89,607)	60,282	89,548
	__________	__________	__________	__________
	$ 12,890	$ 15	$ 48	$ 20,217

    There is no tax calculated on the extraordinary gain on debt discharge in the thirty weeks ended September 1, 2001, as such gain is specifically excluded from taxable income under the Internal Revenue Code. A portion of the gain reduces the net operating loss carryforward.

     In 1999, in connection with the early retirement of debt, the Company recorded an extraordinary charge of $0.7 million and a charge of $3.9 million in connection with the cumulative effect of a change in accounting principle reporting costs of start-up activities. There was no tax expense on these charges due to the full valuation allowance provided on deferred tax assets as discussed below.

     Deferred tax assets (liabilities) consist of the following (in thousands):

	Reorganized	Predecessor
	Company	Company
	February 2,	February 3,
	2002	2001
Gross deferred tax assets
Net operating loss carryforwards	$ 18,283	$ 116,307
Bad debt reserve	7,605	13,367
AMT tax credit carryforward	2,686	2,686
Depreciation and amortization	7,392	12,984
Accrued expenses	4,465	8,893
Pensions	4,032	1,048
Lease obligations	5,129	11,470
Inventory reserves	2,385	-
Other	641	557
	__________	__________
	52,618	167,312
Gross deferred tax liabilities:
State income taxes	(2,945)	(7,929)
Inventory reserves	-	(5,101)
Other	(890)	(3,002)
	__________	__________
	(3,835)	(16,032)
Valuation allowance	(43,383)	(151,280)
	__________	__________
Net deferred tax assets	$ 5,400	$ -

     The net change in the valuation allowance for deferred tax assets was a decrease of $107.9 million and an increase of $61.7 million in 2001 and 2000, respectively. SFAS No. 109 requires recognition of future tax benefits of the above deferred tax assets to the extent such realization is more likely than not. In recognizing $5.4 million of such tax benefits at February 2, 2002, management has considered the nonrecurring nature of significant expenses which contributed to the creation of the operating loss carryforwards and the improving trend of operations. Consistent with the requirements of SFAS No. 109, any tax benefits recognized related to pre-reorganization deferred tax assets are recorded as a direct addition to additional paid-in-capital.

     The Company has net operating loss carryforwards for federal income tax purposes of approximately $34.6 million, which if not utilized will expire after 2020. This amount is subject to an annual limitation of $15.3 million. The Company has net operating loss carryforwards for state income tax purposes of approximately $91.4 million, which if not utilized, will expire in varying amounts between 2012 and 2021.

NOTE 13 - QUARTERLY FINANCIAL INFORMATION (unaudited)

     The following table shows quarterly information for both the Predecessor and Reorganized Company (in thousands, except per share amounts):

	Fiscal Year 2001
	Q1	Q2	Q3 (1)		Q4
Net sales	$ 195,549	$ 195,538	$ 195,808		$ 268,680
Gross profit	62,253	55,941	59,780		78,431
Net income	6,311	2,341	229,911	(2)	15,803
Basic earnings per common share	0.22	0.08	11.51		0.79
Diluted earnings per common share	0.22	0.08	11.51		0.77
Basic weighted average shares	28,096	28,096	19,973		19,973
Diluted weighted average shares	28,096	28,096	19,973		20,581

	Fiscal Year 2000
	Q1	Q2	Q3		Q4
Net sales	$ 230,352	$ 215,455	$ 216,582		$ 289,885
Gross profit	58,318	39,204	50,155		90,405
Net loss	(24,201)	(97,837)	(15,938)		(24,239)
Basic loss per common share	(0.86)	(3.48)	(0.57)		(0.86)
Diluted loss per common share	(0.86)	(3.48)	(0.57)		(0.86)
Basic and diluted weighted average shares	28,093	28,096	28,096		28,096

__________________________________

(1)     The third quarter of Fiscal 2001 includes the combined results of the Predecessor Company for the four weeks ended September 1, 2001 and the Reorganized Company for the nine weeks ended November 3, 2001. Earnings per share was calculated using outstanding shares of the Reorganized Company as of November 3, 2001.

(2)     Includes an extraordinary item - gain on debt discharge of $266.0 million and a charge for fresh-start adjustments of $35.2 million.

NOTE 14 - RELATED PARTY TRANSACTIONS

     Glenn August, a Director of the Company, is also the President of Oak Hill Advisors, Inc. which owns or manages approximately 17.7% of common stock. On December 7, 2001, the Company executed a Registration Rights Agreement (the "Rights Agreement") with Oak Hill Securities Fund, L.P., Oak Hill Securities Fund-II, L.P., Lerner Enterprises, LP, P&PK Family Ltd. Partnership and Glenn R. August (the "Holders"). The Holders were creditors in the Company's Bankruptcy Proceeding. Pursuant to the Plan of Reorganization, each of the Holders received shares of new common stock in exchange for debt. The Company believes that the issuance of the common stock to the Holders under the Plan of Reorganization satisfies the requirements under Section 1145(a)(1) of the Bankruptcy Code and, therefore, was exempt from registration under the Securities Act of 1933 (the "Securities Act") and state securities laws. However, the Company also believes that Section 1145(a)(1) of the Bankruptcy code does not provide an exemption from registration for the resale of the common stock issued to the Holders. Therefore, the Holders requested, and the Company's Board of Directors approved, the granting of registration rights to the Holders. The Rights Agreement covers the shares beneficially owned by the Holders on December 7, 2001, or at any time thereafter.

      Under certain conditions of the Rights Agreement, holders representing at least 10% of the aggregate shares held by the Holders can require the Company to register their shares under the Securities Act of 1933. Under such a demand registration, all expenses would be borne by the Holders requesting registration, pro rata based on the number of shares being registered. The Rights Agreement also provides that if the Company proposes to file a registration statement on its own behalf, or on behalf of its shareholders other than the Holders, it must give notice to the Holders. If any Holder desires to have his shares registered, the Company must include his shares in the registration statement, under certain conditions. All expenses of such a piggy-back registration will be borne by the Company.

      Predecessor Company: On February 21, 2000, Carl Tooker left employment with the Company, effective that date. Mr. Tooker was Chairman, Chief Executive Officer and President of the Company. Mr. Tooker's departure followed an inquiry conducted by a Special Committee consisting of all of the non-management members of the Board of Directors, which reviewed certain transactions between the Company and Mr. Tooker. The effects of the transactions reviewed have been reflected in the Company's results for prior periods, and the Committee believes they are not material to the financial condition or operations of the Company. However, these transactions had not been properly reported to the Company's Board of Directors.

      The Company purchased Mr. Tooker's personal residence in 1997 at a price specified by him, and assumed all liability for the property, including upkeep and existing debt payments, until it was sold in 1999. The Company sustained a loss of $806,556 as a result of this transaction.

      In May 1997 the Company entered into a severance agreement and a separate consulting contract in connection with the separation of an employee who shortly thereafter became Mr. Tooker's spouse. The Company recorded in its books and records payments to or for the benefit of his spouse beginning in May 1997, and ending in August 1998, totaling $608,317. The Special Committee also determined that while employed by the Company in 1996 and 1997, this employee entered into transactions with a company with whom her sister was believed to be affiliated, in which the Company paid a total of $313,260 for purchases of clothing inventory. The Special Committee did not find any overcharges with respect to the inventory purchases.

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

NOTE 15 - COMMITMENTS AND CONTINGENCIES

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

     On June 1, 2000, the Company's predecessors (Stage Delaware and Specialty Retailers, Inc. (NV)) and SRI (collectively, the "Debtors") filed voluntary petitions under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Bankruptcy Court"). During the Chapter 11 Proceedings, the Debtors continued to manage and operate their assets and business as debtors-in-possession, pending the formulation and confirmation of a plan of reorganization and subject to the supervision and orders of the Bankruptcy Court. Additionally, an unsecured creditor committee was formed and had the right to review and participate in the Chapter 11 Proceedings. On April 24, 2001, the Debtors filed, and subsequently amended on May 14, May 21, May 25 and June 6, 2001, a "Disclosure Statement," pursuant to Section 1125 of the Bankruptcy Code, and a "Plan of Reorganization" with the Bankruptcy Court. On June 6, 2001, the Bankruptcy Court approved the Disclosure Statement. On August 8, 2001, the Plan, as modified on August 8, 2001, was confirmed by the Bankruptcy Court (the "Confirmation Order"). On August 24, 2001 (the "Effective Date") the Debtors emerged from the Chapter 11 Proceedings. Notwithstanding the entry of the Confirmation Order and the occurrence of the Effective Date, the Bankruptcy Court will retain jurisdiction over the Chapter 11 Proceedings after the Effective Date as is legally permissible, including jurisdiction over matters set forth in Article XII Retention of Jurisdiction in the Plan including, but not limited to, jurisdiction to (i) issue injunctions, enforce the injunctions contained in the Plan and the Confirmation Order, enter and implement other orders or take such other actions as may be necessary to restrain interference by any entity with consummation, implementation or enforcement of the Plan or the Confirmation Order; (ii) enter and implement such orders as are necessary or appropriate if the Confirmation Order is for any reason or in any respect modified, stayed, reversed, revoked or vacated or distributions pursuant to the Plan are enjoined or stayed; and (iii) determine any other matters that may arise in connection with or relate to the Plan, the Disclosure Statement, the Confirmation Order or any contract, instrument, release or other agreement or document entered into or delivered in connection with the Plan, the Disclosure Statement or the Confirmation Order.

     On November 3, 2000, Stage Delaware received a copy of the United States Securities and Exchange Commission's (the "SEC") August 3, 2000 Order Directing Private Investigation "In the Matter of Stage Stores, Inc." (the "SEC Order"). The SEC Order is a confidential document directing a non-public investigation into related party transactions previously reported by Stage Delaware on Form 8-K dated March 9, 2000. The Company is cooperating with the SEC in the investigation, which is still ongoing.

      On April 14, 2000, Stage Delaware was named as one of 135 defendants in a patent infringement action brought by The Lemelson Medical, Education & Research Foundation, in the United States District Court for the District of Arizona. The plaintiff claims to be the owner of various patents covering optical scanning devices commonly used by retail outlets at checkout counters to scan prices for customer purchases. The complaint seeks injunctive relief to prevent alleged continuing infringement and unspecified damages for alleged past infringement. The court and the plaintiff were advised of the Chapter 11 Proceedings, and Stage Delaware asserted the protection of the automatic stay. The plaintiff's several actions against retailers allegedly using the scanning technology have been stayed, pending the outcome of the affirmative actions filed by certain manufacturers of the scanning equipment to declare the plaintiff's patents invalid. The Company disputes the plaintiff's allegations and plans to monitor the action closely.

     As a result of the bankruptcy filing, Granite National Bank and its directors voluntarily entered into a Consent Order and Stipulation and Consent to the Issuance of a Consent Order (the "Consent Order") with the Office of the Comptroller of the Currency (the "OCC"). The Consent Order was initially entered into on August 3, 2000 and later amended on June 21, 2001. Among other things, under the Consent Order, GNB is required to provide to the OCC certain periodic operating reports, maintain minimum capitalization and liquidity levels, and to take steps to ensure ongoing compliance with all federal regulations and consumer compliance laws. GNB believes that it is in compliance with the terms and conditions of the Consent Order, as amended. The Consent Order and Amendment are attached to this 10-K as exhibits.

      In May 2001, nearly one year after the bankruptcy cases were filed, and after the initial disclosure statement and plan of reorganization had been filed, Dov Avni Kaminetzky ("Kaminetzky"), purchased some shares of stock in Stage Delaware. After purchasing such shares, Kaminetzky filed a number of pleadings in the Bankruptcy Court seeking various forms of relief, and filed objections to the Disclosure Statement previously filed by the Debtors. Ultimately and as described above, the Bankruptcy Court approved the Disclosure Statement, confirmed the Plan, and denied the various motions for relief filed by Kaminetzky. Subsequently, Kaminetzky appealed the order confirming the Debtors' plan of reorganization (the "Confirmation Order") to the United States District Court for the Southern District of Texas, and requested the Bankruptcy Court to stay the implementation of the confirmed Plan pending the outcome of the appeal. The Bankruptcy Court denied Kaminetzky's request for a stay pending appeal and subsequently sanctioned Kaminetzky on September 25, 2001 for the various actions he took in the Debtors' Chapter 11 Proceeding (the "Sanction Order"). Pursuant to the Sanction Order, the Company was granted a judgment against Kaminetzky in the amount of $396,028.65.

     Notwithstanding the entry of the orders described above, on February 4, 2002, Kaminetzky filed an adversary proceeding in the Bankruptcy Court (Case. No. 02-3062) against the Company and one of the Company's directors. The lawsuit seeks revocation of the Confirmation Order and requests other relief. The Company believes that the allegations of Mr. Kaminetzky are wholly without merit, and substantively advance many of the same allegations that were rejected by the Bankruptcy Court in connection with the proceedings that resulted in the Sanction Order. The Company intends to vigorously defend the adversary proceeding and to seek additional sanctions against Mr. Kaminetzky in such lawsuit.

     Management believes that none of the matters in which the Company or its subsidiaries are currently involved, either individually or in the aggregate, is material to the financial position, results of operations or cash flows of the Company or its subsidiaries.

     Letters of Credit: The Company issues letters of credit to support certain merchandise purchases which are required to be collateralized. The Company had outstanding letters of credit totaling approximately $14.8 million at February 2, 2002, all of which were collateralized by the Company's Revolving Facility. These letters of credit expire within twelve months of issuance.

     Concentration of Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and accounts receivable. The Company's cash management and investment policies restrict investments to low-risk, highly-liquid securities and the Company performs periodic evaluations of the relative credit standing of the financial institutions with which it deals. The credit risk associated with the accounts receivable is limited by the large number of customers in the Company's customer base. The Company's customers primarily reside in the south central United States. Approximately 4% of the outstanding receivables are from citizens of Mexico.

                                                                                                            EXHIBIT INDEX

      The following documents are the exhibits to the Form 10-K. For convenient reference, each exhibit is listed according to the Exhibit Table of Regulation S-K.

Exhibit
Number	Exhibit
2.1**	Third Amended Plan of Reorganization of Stage Stores, Inc., Specialty Retailers, Inc. and Specialty Retailers, Inc. (NV), as Modified.
2.2**	Agreement and Plan of Merger dated August 15, 2001, between Stage Stores, Inc., a Delaware corporation, and Specialty Retailers, Inc. (NV), a Nevada corporation.
2.3**	Articles of Merger of Stage Stores, Inc. (A Delaware Corporation) Into Specialty Retailers, Inc. (NV) (A Nevada Corporation) dated August 24, 2001.
3.1**	Restated Articles of Incorporation of Specialty Retailers, Inc. (NV).
3.2**	Articles of Incorporation of Specialty Retailers, Inc. (NV).
3.3**	First Amended By-Laws of Stage Stores, Inc.
3.4**	Bylaws of Specialty Retailers, Inc. (NV).
4.1**	Form of Common Stock Certificate
4.2**	Series A Warrant Agreement dated as of August 24, 2001 by and among Stage Stores, Inc. and the holders named therein with form of warrant certificate.
4.3**	Series B Warrant Agreement dated as of August 24, 2001 by and among Stage Stores, Inc. and the holders named therein with form of warrant certificate.
4.4***

Registration Rights Agreement among the Company and Oak Hill Securities Fund, L.P., Oak Hill Securities Fund-II, L.P., Lerner Enterprises, LP, P&PK Family Ltd. Partnership and Glenn R. August dated as of December 7, 2001.

10.1**	Stage Stores, Inc. 2001 Equity Incentive Plan.
10.2**	Consulting Agreement between Wuensch Consulting Group and Stage Stores, Inc. dated April 29, 2000.
10.3**	Employment Agreement between James Scarborough and Stage Stores, Inc. dated July 31, 2000.
10.4**	Employment Agreement between Michael McCreery and Stage Stores, Inc. dated February 28, 2001.
10.5**

Credit Agreement dated as of August 24, 2001 by and among Specialty Retailers (TX) LP, Stage Stores, Inc. and the named subsidiaries of Stage Stores, Inc. and the initial lenders named therein, Citicorp USA, Inc. and Salomon Smith Barney Inc.

10.6**	Amended and Restated Receivables Transfer Agreement dated August 24, 2001, by and between Granite National Bank and Specialty Retailers (TX) LP.
10.7**	Purchase and Sale Agreement dated August 24, 2001, by and between Specialty Retailers (TX) LP and Stage Receivable Funding LP.
10.8**	Pooling and Servicing Agreement dated August 24, 2001, by and among Stage Receivable Funding LP, Specialty Retailers (TX) LP and Bankers Trust Company.
10.9**	Series 2001-1-VFC Supplement to Pooling and Servicing Agreement dated August 24, 2001, by and among Stage Receivable Funding LP, Specialty Retailers (TX) LP and Bankers Trust Company.
10.10**

Series 2001-1-VFC Certificate Purchase Agreement dated August 24, 2001, by and among Stage Receivable Funding LP, Specialty Retailers (TX) LP, Corporate Receivables Corporation, Blue Keel Funding, LLC, other commercial paper conduits from time to time parties thereto, Citibank, N.A., Fleet National Bank and other financial institutions from time to time parties thereto, Citicorp North America, Inc., Fleet Securities, Inc., Citicorp North America, Inc. and Bankers Trust Company.

10.11**

Intercreditor Agreement dated August 24, 2001, by and among Citicorp North America, Inc., Stage Receivable Funding LP, Specialty Retailers (TX) LP, Granite National Bank, Stage Stores, Inc., Bankers Trust Company and Citicorp USA, Inc.

10.12**	Parent Undertaking Agreement dated August 24, 2001, by and between Stage Stores, Inc. and Bankers Trust Company.
10.13**	Engagement Letter dated October 17, 2001 by and between Stage Stores, Inc. and PricewaterhouseCoopers LLP.
10.14*

Amendment Letter No. 1 dated March 12, 2002 to Series 2001-1-VFC Supplement to Pooling and Servicing Agreement dated August 24, 2001, by and among Stage Receivable Funding LP, Specialty Retailers (TX) LP and Bankers Trust Company.

10.15*

Letter Amendment and Waiver No. 4 dated January 24, 2002 to Credit Agreement dated as of August 24, 2001 by and among Specialty Retailers (TX) LP, Stage Stores, Inc. and the named subsidiaries of Stage Stores, Inc. and the initial lenders named therein, Citicorp USA, Inc. and Salomon Smith Barney Inc.

10.16*

Letter Amendment and Waiver No. 5 dated March 12, 2002 to Credit Agreement dated as of August 24, 2001 by and among Specialty Retailers (TX) LP, Stage Stores, Inc. and the named subsidiaries of Stage Stores, Inc. and the initial lenders named therein, Citicorp USA, Inc. and Salomon Smith Barney Inc.

10.17*	Employment Agreement between James Scarborough and Stage Stores, Inc. dated January 30, 2002.
10.18*	Employment Agreement between Michael McCreery and Stage Stores, Inc. dated January 30, 2002.
10.19*	Employment Agreement between Ron Lucas and Stage Stores, Inc. dated January 30, 2002.
10.20*	Employment Agreement between Ernest Cruse and Stage Stores, Inc. dated January 30, 2002.
10.21*	Employment Agreement between Vivian Baker and Stage Stores, Inc. dated January 30, 2002.
16.1****	Letter of PricewaterhouseCoopers, LLP dated January 11, 2001.
16.2**	Letter of Deloitte & Touche LLP dated January 11, 2001.
21.1**	List of Registrant's Subsidiaries.
23.1*	Consent of Deloitte & Touche LLP.
23.2*	Consent of PricewaterhouseCoopers LLP.
24.1*	Power of Attorney.
99.1*	Charter for the Audit Committee of Stage Stores, Inc. dated April 5, 2002.
99.2*	Consent Order dated August 3, 2000, between the Office of the Comptroller of the Currency and Granite National Bank with attached Stipulation and Consent to the Issuance of a Consent Order.
99.3*

Amendment to the August 3, 2000 Consent Order Issued by the Comptroller of the Currency to Granite National Bank, Bowling Green, Ohio dated June 21, 2001, with attached Stipulation and Consent to the Issuance of an Amendment to a Consent Order.

__________________________________

*               Filed electronically herewith

**            Previously filed with Stage Stores, Inc.'s Registration Statement Form 10 (file number 000-21011) filed on October 29, 2001.

***          Previously filed with Stage Stores, Inc's Amendment No. 1 to Registration Statement on Form 10 (file number 000-21011) filed on December 13, 2001.

****       Previously filed with Stage Stores, Inc's Amendment No. 2 to Registration Statement on Form 10 (file number 000-21011) filed on December 21, 2001.