Form 10-Q
period 2002-05-23
STAGE STORES INC
filed 2002-05-24
CIK 6885

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2002

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

(800) 579-2302

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No _

As of May 23, 2002, there were 19,958,580 shares of the Registrant's common stock outstanding.

In conjunction with the Company's Plan of Reorganization, on August 24, 2001, Stage Stores, Inc., a Delaware corporation, merged into its wholly-owned subsidiary, Specialty Retailers, Inc. (NV), a Nevada corporation. On the merger date, Specialty Retailers, Inc. (NV), the surviving corporation, changed its name to Stage Stores, Inc. Depending on the context and the period being referenced, Stage Stores, Inc., its affiliates and their predecessors in interest will, from time-to-time, be referred to collectively as the "Company", "Stage Stores", "Predecessor Company", "Stage Delaware" or "Reorganized Company" in this Form 10-Q.

References to a particular year are to the Company's fiscal year which is the 52 or 53 week period ending on the Saturday closest to January 31 of the following calendar year (e.g., a reference to "2001" is a reference to the fiscal year ended February 2, 2002 and a reference to "2002" is a reference to the fiscal year ending February 1, 2003). The 2001 and 2002 fiscal years consist of 52 weeks.

PART I - FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

Stage Stores, Inc.
Consolidated Balance Sheets
(in thousands, except par values)

	May 4, 2002	February 2, 2002
	(unaudited)
ASSETS
Cash and cash equivalents	$ 19,431	$ 22,679
Retained interest in receivables sold	104,432	114,769
Accounts receivable, net	11,210	11,524
Merchandise inventories, net	200,963	178,818
Prepaid expenses and other current assets	10,536	17,688
Total current assets	346,572	345,478

Property, equipment and leasehold improvements, net	111,973	109,612
Other assets	7,041	5,629
Total assets	$ 465,586	$ 460,719

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$ 49,571	$ 60,417
Accrued expenses and other current liabilities	38,427	47,324
Current portion of long-term debt	210	197
Total current liabilities	88,208	107,938

Long-term debt	672	873
Other long-term liabilities	13,717	11,684
Total liabilities	102,597	120,495

Commitments and contingencies

Common stock, par value $0.01, 50,000 shares
authorized, 19,959 and 19,973 shares issued and outstanding, respectively	200	200
Additional paid-in capital	323,090	318,090
Retained earnings	39,699	21,934
Stockholders' equity	362,989	340,224
Total liabilities and stockholders' equity	$ 465,586	$ 460,719

                                         The accompanying notes are an integral part of this statement.

Stage Stores, Inc.
Consolidated Statements of Income
(in thousands, except earnings per share)
(unaudited)

	Reorganized	Predecessor
	Company	Company
	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 4, 2002	May 5, 2001

Net sales	$ 206,668	$ 195,549
Cost of sales and related buying,
occupancy and distribution expenses	135,330	133,296
Gross profit	71,338	62,253

Selling, general and administrative expenses	42,750	47,133
Reorganization items and store closure costs	-	3,336
Interest, net of income of $63, and $47, respectively	389	5,468
Income before income tax	28,199	6,316

Income tax expense	10,434	5
Net income	$ 17,765	$ 6,311

Basic earnings per share data:

Basic earnings per share	$ 0.89	$ 0.22

Basic weighted average shares outstanding	19,967	28,096

Diluted earnings per share data:

Diluted earnings per share	$ 0.82	$ 0.22

Diluted weighted average shares outstanding	21,634	28,096

                    The accompanying notes are an integral part of this statement.

Stage Stores, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Reorganized	Predecessor
	Company	Company
	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 4, 2002	May 5, 2001
Cash flows from operating activities:
Net income	$ 17,765	$ 6,311
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	4,330	5,660
Amortization of debt issue costs	351	1,235
Provision for bad debts	6,634	6,321
Deferred income taxes	10,434	-
Adjustment to accrete yield on repurchased accounts receivable	-	5,000
Write-off of property, equipment and leasehold improvements
and other assets associated with closed stores	-	306
Changes in operating assets and liabilities:
Decrease in accounts receivable and retained interest in receivables sold	15,017	12,770
(Increase) decrease in merchandise inventories	(22,145)	17,930
Decrease in other assets	55	2,765
Decrease in accounts payable and other liabilities	(17,710)	(7,040)
Total adjustments	(3,034)	44,947
Net cash provided by operating activities	14,731	51,258

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(6,691)	(1,282)
Proceeds from retirement of fixtures and equipment	-	75
Net cash used in investing activities	(6,691)	(1,207)

Cash flows from financing activities:
Proceeds from (payments on):
Debtor-in-possession credit facility	-	(55,668)
Pre-petition working capital facility	-	507
Additions to debt issue cost	(100)	-
Long-term debt	(188)	-
Reduction in borrowings under account receivable securitization trust	(11,000)	-
Net cash used in financing activities	(11,288)	(55,161)
Net decrease in cash and cash equivalents	(3,248)	(5,110)
Cash and cash equivalents:
Beginning of period	22,679	20,510
End of period	$ 19,431	$ 15,400
Supplemental disclosures:
Net interest	$ 221	$ 5,696
Net income taxes	$ 118	$ -

Supplemental non-cash transactions - The Company recognized $5.0 million of pre-reorganization deferred tax assets as a direct addition to additional paid-in capital.

                                The accompanying notes are an integral part of this statement.

Stage Stores, Inc.
Consolidated Statement of Stockholders' Equity
For the Thirteen Weeks Ended May 4, 2002
(in thousands)
(unaudited)

	Common		Additional
	Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, February 2, 2002	19,973	$ 200	$ 318,090	$ 21,934	$ 340,224
Escrow shares cancelled pursuant to cash-share
option of Company's Plan of Reorganization	(14)	-	-	-	-

Net income	-	-	-	17,765	17,765
Recognition of pre-reorganization
deferred tax assets	-	-	5,000	-	5,000

Balance, May 4, 2002	19,959	$ 200	$ 323,090	$ 39,699	$ 362,989

                                The accompanying notes are an integral part of this statement.

Stage Stores, Inc.

Notes to Unaudited Consolidated Financial Statements

1. Basis of Presentation

          The accompanying Unaudited Consolidated Financial Statements of Stage Stores, Inc. ("Stage Stores" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Those adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The Unaudited Consolidated Condensed Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto filed with Stage Stores' Annual Report on Form 10-K for the year ended February 2, 2002. References to a particular year are to Stage Stores' fiscal year, which is the 52 or 53 week period ending on the Saturday closest to January 31 of the following calendar year. For example, references to "2002" mean the fiscal year ending February 1, 2003. Certain reclassifications have been made to prior year balances to conform with the current year presentation.

          Stage Stores, through its wholly-owned subsidiaries Specialty Retailers (TX) LP and SRI General Partner LLC, operates family apparel stores primarily under the names "Bealls", "Palais Royal" and "Stage" offering nationally recognized brand name family apparel, accessories, cosmetics and footwear. As of May 4, 2002 the Company operated 342 stores in 13 states located throughout the south central United States.

          On June 1, 2000, the Company's predecessors (Stage Stores, Inc., a Delaware corporation and Specialty Retailers, Inc. (NV)) and Specialty Retailers, Inc. (collectively, the "Debtors") filed voluntarily petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code (the "Chapter 11 Proceedings"). The Company's Plan of Reorganization (the "Plan") was confirmed on August 8, 2001 and became effective on August 24, 2001 (the "Effective Date"). For financial reporting purposes, the Effective Date of the Plan was assumed to be September 1, 2001, the last day of the Company's seventh fiscal period. With the change in ownership resulting from the Company's Plan of Reorganization (the "Plan"), the Company adopted fresh-start reporting in accordance with the recommended accounting principles for entities emerging from Chapter 11 set forth in the American Institute of Certified Public Accountants Statement of Position 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. The adjustments to reflect the consummation of the Plan, including the gain on discharge of pre-petition liabilities and the adjustment to record assets and liabilities at their fair value were reflected in the thirty week period ended September 1, 2001. Accordingly, the financial position and operations for the Reorganized Company are not prepared on a basis comparable to those of the Predecessor Company.

2. Accounts Receivable Securitization Program

          In conjunction with the Company's emergence from the Chapter 11 Proceedings, on the Effective Date the Company entered into a three year, $200.0 million accounts receivable securitization facility.  Under this facility, the Company sells credit card receivables in securitization transactions. In all those securitizations, the Company retains servicing responsibilities and subordinated interests. The Company receives annual servicing fees of two percent of the outstanding balance and rights to future cash flows arising after the investors in the Trust have received the return for which they contracted. The Company's retained interest is subordinate to investor's interests. Except for the subordination of the Company's retained interest, the investors in the Trust have no recourse against the Company for failure of debtors to pay when due. The value of the Company's retained interest is subject to credit, prepayment and interest rate risks on the transferred financial assets.

          In the thirteen weeks ended May 4, 2002, the Company recognized pretax gains of $0.7 million on the securitization of credit card receivables. The key assumptions, which are based on the last twelve months performance trends of the accounts receivable portfolio, used to measure the fair value at the time of sale were as follows:
Repayment speed	14.0%
Weighted average life (in months)	7.1
Expected credit losses as percentage of average receivables	10.5%
Residual cash flows discount rate	15.0%
Variable return to third party certificate holders	Periodic commercial
paper plus 0.37%

          At May 4, 2002, the key assumptions and the sensitivity of the current fair value of the Company's retained interest caused by immediate 10% and 20% adverse changes in those key assumptions are as follows (in thousands):
Repayment speed	14.0%
Impact on fair value of 10% adverse change	(1,628)
Impact on fair value of 20% adverse change	(3,483)

Expected credit losses as a % of average receivables (annual rate)	10.5%
Impact on fair value of 10% adverse change	(2,618)
Impact on fair value of 20% adverse change	(5,106)

Residual cash flows discount rate	15.0%
Impact on fair value of 10% adverse change	(721)
Impact on fair value of 20% adverse change	(1,436)

Variable return to certificate holders
Impact on fair value of 10% adverse change	(58)
Impact on fair value of 20% adverse change	(113)

Reduction in third party trust certificates outstanding of $154.0 million:
Impact of a 10% reduction in balances outstanding	(628)
Impact of a 20% reduction in balances outstanding	(1,265)

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

          The table below summarizes the cash flows received from the Trust during the thirteen weeks ended May 4, 2002 (in thousands):
Collections used by the Trust to purchase new balances in revolving credit card securitizations	$62,301
Servicing fees received	779
Other cash flows received on retained interests	49,656

          Private label credit card sales were $89.1 million (43.1% of total sales) and $96.4 million (49.3% of total sales) in the thirteen weeks ended May 4, 2002 and May 5, 2001, respectively.

       The following tables present quantitative information about the components of securitized and owned receivables, delinquencies and net credit losses:

Managed Accounts Receivable Balances (in thousands):
	May 4, 2002	May 5, 2001
Accounts receivable securitized (1)	$ 154,000	$ -
Accounts receivable held for securitization	112,647	-
Total accounts receivable held in Trust	266,647	-
Accounts receivable ineligible for securitization	12,376	281,808
Total managed accounts receivable	$ 279,023	$ 281,808

________________________________

  Equal to the off-balance sheet borrowings outstanding under the Securitization Facility (defined herein).

Reconciliation of Managed Accounts Receivable to Balance Sheet Presentation (in thousands):
	May 4, 2002	May 5, 2001
Accounts receivable ineligible for securitization	$ 12,376	$ 281,808
Allowance for doubtful accounts on ineligible receivables	(1,166)	(37,464)
Unamortized cost associated with repurchased receivables	-	4,000
Accounts receivable, net	$ 11,210	$ 248,344

Accounts receivable held in Trust	$ 266,647	$ -
Accounts receivable securitized (1)	(154,000)	-
Allowance for doubtful accounts on receivables held in Trust	(25,113)	-
Present value of excess cash flows on retained interest	8,404	-
Cash reserves held in trust, net of accrued interest (2)	8,494	-
Retained interest in receivables sold	$ 104,432	$ -

____________________________

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

Managed Accounts Receivable Delinquency:
	May 4, 2002	May 5, 2001

Current	77.3%	76.2%
Accounts receivable past due:
1 to 29 days past due	12.9%	14.0%
30 to 59 days past due	3.0%	3.0%
60 to 89 days past due	1.9%	1.9%
90 days and greater past due	4.9%	4.9%
Total *	100.0%	100.0%

* Totals may not foot due to rounding.

Charge-offs as Percentage of Average Accounts Receivable (dollars in thousands):

	Thirteen	Thirteen	Fifty-two	Fifty-three
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	May 4, 2002	May 5, 2001	May 4, 2002	May 5, 2001

Average accounts receivable	$288,514	$289,360	$285,706	$309,963
Net principal charge-offs	8,470	8,569	32,415	45,021
Net principal charge-offs as a
percentage of average receivables	2.9%	3.0%	11.3%	14.5%

          Predecessor Company Activities: Prior to the Chapter 11 Proceedings, the Company securitized substantially all of its trade accounts receivable. In connection with the Chapter 11 Proceedings, on June 7, 2000, the Company paid the trust holding the receivables $288.4 million in cash and surrendered its retained interest in exchange for all accounts receivable held by the trust. The trust used the cash proceeds to retire all remaining certificates and pay other costs associated with the termination of the trust. The accounts receivable repurchased by the Company were recorded at the aggregate of the cash paid and the estimated fair value of the retained interest surrendered. The Company accreted the yield resulting from the estimated net future cash flows associated with the accounts receivable repurchased at June 1, 2000 using the interest method. The yield adjustment is recorded in selling, general and administrative expenses in the accompanying financial statements. Service charge income, late fees and estimated bad debt expense related to credit sales made subsequent to June 1, 2000 along with the overhead costs of the credit operations are included in selling, general and administrative expenses in the accompanying financial statements.

3. Income Taxes

          The provision for income taxes is computed based on the pretax income included in the Consolidated Statements of Income. The asset and liability approach is used to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and the tax basis of assets and liabilities. A valuation allowance is to be established if it is more likely than not that some portion of the deferred tax asset will not be realized.

          At May 4, 2002, the Company had deferred tax assets of approximately $38.4 million, a significant portion of which is related to the net operating loss carryforwards generated by the Predecessor Company. The portion of deferred tax assets related to federal net operating loss carryforwards that can be realized is limited to approximately $5.4 million annually. The Company had recorded at May 4, 2002 a valuation allowance against these deferred tax assets of approximately $38.4 million. The Company's ability to realize the benefits of these deferred tax assets is dependent on the Company's ability to generate future taxable income. SFAS No. 109 requires recognition of future tax benefits of these deferred tax assets to the extent such realization is more likely than not. In recognizing $5.0 million of such tax benefits during the thirteen weeks ended May 4, 2002, management has considered the nonrecurring nature of significant expenses which contributed to the creation of the operating loss carryforwards, the improving trend of operations and the expected realization of the benefits of the deferred tax assets. Consistent with the requirements of SFAS No. 109, any tax benefits recognized related to pre-reorganization deferred tax assets are recorded as a direct addition to additional paid-in-capital.

4. Earnings per Share

          Basic earnings per share is computed using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is computed using the weighted average number of common shares as well as all potentially dilutive common share equivalents outstanding. Stock options and warrants are the only potentially dilutive share equivalents the Company has outstanding in the post-emergence period. For the thirteen weeks ended May 4, 2002, dilution was calculated by adding 572,328 shares related to warrants and 1,094,679 related to stock options to the weighted average shares outstanding of 19,966,867 for total diluted shares of 21,633,874. For the Predecessor Company, no common share equivalents outstanding for the thirteen weeks ended May 5, 2001 were dilutive.

5. Legal Proceedings

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

          Certain statements contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the ability of Stage Stores and its subsidiaries to maintain normal trade terms with vendors, the ability of the Company and its subsidiaries to comply with the various covenant requirements contained in the Company's Financing Agreements, the ability of the Company to maintain its private label credit card program, including the quality of its accounts receivable portfolio, the demand for apparel and other factors. The demand for apparel can be affected by an economic downturn, a decline in consumer confidence, unusual weather patterns, an increase in the level of competition in the Company's market areas, competitors' marketing strategies, changes in fashion trends, availability of product on normal payment terms and the failure to achieve the expected results of the Company's merchandising and marketing plans as well as its store opening and closing plans. In addition, the Company cannot predict, with any degree of certainty, what effect, if any, the tragic events of September 11, 2001 and subsequent and continuing events of terrorism will have on the Company and its operations. The occurrence of any of the above could have a material and adverse impact on the Company's operating results. Most of these factors are difficult to predict accurately and are generally beyond our control. Readers should consider the areas of risk described under the caption "Risk Factors" in Item 7. of the Company's Form 10-K for the year ended February 2, 2002 (the "Form 10-K"). Readers should carefully review the Form 10-K in its entirety, including but not limited to the Company's financial statements and the notes thereto and the risks described under "Risk Factors" in the Form 10-K. Except for the Company's ongoing obligations to disclose material information under the Federal securities laws, the Company undertakes no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

          As of May 4, 2002, the Company, through its wholly owned subsidiaries Specialty Retailers (TX) LP and SRI General Partner LLC, operated 342 stores located in 13 states throughout the south central United States. Although the Company's stores may be operated under its "Stage", "Bealls" and "Palais Royal" trade names depending on the geographical market, the Company operates the vast majority of its stores under one concept and one strategy.

          On June 1, 2000, the Company's predecessors (Stage Delaware and Specialty Retailers, Inc. (NV)) and Specialty Retailers, Inc. (collectively, the "Debtors") filed voluntarily petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code. The Company's Plan of Reorganization (the "Plan") was confirmed on August 8, 2001 and became effective on August 24, 2001 (the "Effective Date"). For financial reporting purposes, the Effective Date of the Plan was assumed to be September 1, 2001, the last day of the Company's seventh fiscal period. With the change in ownership resulting from the Company's Plan of Reorganization (the "Plan"), the Company adopted fresh-start reporting in accordance with the recommended accounting principles for entities emerging from Chapter 11 set forth in the American Institute of Certified Public Accountants Statement of Position 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. The adjustments to reflect the consummation of the Plan, including the gain on discharge of pre-petition liabilities and the adjustment to record assets and liabilities at their fair value were reflected in the thirty week period ended September 1, 2001. Accordingly, the financial position and operations for the Reorganized Company are not prepared on a basis comparable to those of the Predecessor Company.

        The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements included in the Form 10-K.

Results of Operations

          The following table sets forth the results of operations as a percentage of sales for the periods indicated:

	Thirteen Weeks Ended
	May 4, 2002	May 5, 2001

Net sales	100.0%	100.0%
Cost of sales and related buying,
occupancy and distribution expenses	65.5	68.2
Gross profit margin	34.5	31.8
Selling, general and administrative expenses	20.7	24.1
Reorganization items and stores closure costs	-	1.7
Interest, net	0.2	2.8
Income before income tax	13.6%	3.2%

         See "Proforma Operating Results" discussion below for proforma operating results for the thirteen weeks ended May 5, 2001 as if the Plan had been effective and all store closures related to the Company's reorganization had been completed as of the beginning of fiscal 2001.

Thirteen Weeks Ended May 4, 2002 Compared to Thirteen Weeks Ended May 5, 2001

          Sales for the thirteen weeks ended May 4, 2002 (the "current year first quarter") increased 5.7% to $206.7 million from $195.5 million for the thirteen weeks ended May 5, 2001 (the "prior year first quarter"). Comparable store sales increased 7.0%. The lower rate of increase in total sales as compared to the rate of increase in comparable store sales reflects the impact of a fewer number of stores in operation in the current year first quarter. During last year's first quarter, the Company operated 347 stores throughout most of the period while it operated 342 stores during most of the current year first quarter. Stores which have been closed accounted for approximately $3.9 million of the prior year first quarter sales.

          Gross profit increased 14.4% to $71.3 million for the current year first quarter from $62.3 million for the prior year first quarter. Gross profit, as a percent of sales, increased to 34.5% for the current year first quarter from 31.8% for the prior year first quarter. The gross profit percentage for the current year first quarter as compared to the prior year first quarter benefited from, among other things, (i) a higher maintained mark-up on beginning of year inventory (ii) a higher initial mark-up on new receipts (iii) a reduction in the level of markdowns taken (iv) reduction in shrink accrual rate from 1.8% of sales in the prior year first quarter to 1.6% rate in current year first quarter based on January 2002 actual results on physical inventories taken and (v) increased leveraging of the buying, occupancy, and distribution expense components included in cost of goods sold through increased sales. The gross margin rate is historically higher in the first quarter due to the merchandise mix content and promotional calendar. The second quarter generally reflects a lower margin rate as the Company transitions from spring and summer to "back-to-school" and fall merchandise while the fourth quarter is lower due to increased promotional activities and the relative short clearance period for fall and winter merchandise in the markets the Company operates. (See "Seasonality" discussion below.)

          Selling, general and administrative ("SG&A") expenses for the current year first quarter decreased 9.1% to $42.8 million from $47.1 million in the prior year first quarter and, as a percent of sales, decreased to 20.7% from 24.1% in the comparable period last year. The primary cause of the decrease in SG&A expenses was an increase in net credit income. SG&A expenses include the net results of the Company's private label credit card program, including service charge and late fee income, the operating expenses incurred by the Company in origination of credit, marketing, customer service and collection activities, interest expense on Securitization Facility borrowings (as defined in "Liquidity and Capital Resources") and certain other items (collectively "Net Credit Income "). Net Credit Income was a reduction to SG&A expenses of $4.6 million in the current year first quarter compared to $0.7 million in the prior year first quarter. For a detailed analysis of the components of Net Credit Income, see "Components of Net Credit Income". The remaining improvement as a rate of sale is primarily due to improved leverage of advertising expense and corporate overhead.

          The Company did not incur any reorganization items and store closure costs in the current year first quarter. The Company incurred $3.3 million of these costs in the prior year first quarter primarily related to professional fees paid in connection with the Company's Chapter 11 Proceedings and reorganization efforts.

          Net interest expense for the current year first quarter decreased 92.7% to $0.4 million from $5.5 million for the prior year first quarter. Upon emergence from Chapter 11, the Company's primary source of borrowing is the $200 million accounts receivable securitization facility discussed in the "Liquidity and Capital Resources" section. Interest on these borrowings is classified as SG&A expense as a component of Net Credit Income. See "Components of Net Credit Income" discussion. Prior to emergence, the Company's primary source of borrowing was the Company's Debtor-in-Possession facility. All interest paid under this facility was charged to interest expense. The interest expense of $5.5 million recorded in the prior year first quarter represents interest on this facility.

          The Company's effective tax rate on post-confirmation earnings is 37.0%, resulting in income tax expense of $10.4 million in the current year first quarter. No federal income tax was recorded in the prior year first quarter due to the Company's net operating loss carry forwards.

          As a result of the foregoing, the Company had net income of $17.8 million for the current year first quarter as compared to $6.3 million for the prior year first quarter.

Components of Net Credit Income

          The following tables provide a detailed analysis of the components of Net Credit Income for each applicable period included in selling, general and administrative expenses (in thousands):

			% to
Thirteen Weeks Ended May 4, 2002:		% to	Average
	Amount	Net Sales	Receivables
Service charge and late fee income, net of charge-offs of $3,486 (4)	$ 16,465	8.0%	5.7%
Other revenues	128	0.1%	0.0%
Provision for principal bad debts	(6,634)	(3.2%)	(2.3%)
General and administrative costs	(3,737)	(1.8%)	(1.3%)
Subtotal before interest expense and other adjustments	6,222	3.0%	2.2%
Interest expense on securitization facility borrowings (1)	(1,279)	(0.6%)	(0.4%)
Difference due to securitization accounting (2)	(372)	(0.2%)	(0.1%)
Net credit income	$ 4,571	2.2%	1.6%

Average receivables balance			$ 288,514

Thirteen Weeks Ended May 5, 2001:

Service charge and late fee income, net of charge-offs of $4,936 (4)	$ 16,164	8.3%	5.6%
Other revenues	135	0.1%	0.0%
Provision for principal bad debts	(6,321)	(3.2%)	(2.2%)
General and administrative costs	(4,323)	(2.2%)	(1.5%)
Subtotal before adjustment	5,655	2.9%	2.0%
Adjustment to accrete yield on repurchased receivables (3)	(5,000)	2.6%	1.7%
Net credit income	$ 655	0.3%	0.2%

Average receivables balance			$ 289,360

____________________________

  The current Securitization Facility was entered into on August 24, 2001. Therefore, there was no interest expense on the Securitization Facility in the first quarter of 2001.

  The issuance of certificates to outside investors (i.e., the Sold Interests) is considered a sale of accounts receivable equal to the amount of the certificates issued. At the time of the sale, the Company recognizes a gain and an asset representing the Company's right to future cash flows arising after the Sold Interests have received the return for which they have contracted. The gain recognized is based on the carrying amount of the receivables sold, allocated between the relative fair values of the Sold Interests and the Retained Interest at the date of calculation. The fair values are based on the present value of estimated future cash flows that the Company will receive over the estimated life of the securitization. The future cash flows represent an estimate of the excess finance charges and fees over the sum of interest paid to the holders of the third party certificates, credit losses and servicing fees. As part of the fresh-start adjustments, the Company adjusted the carrying value of accounts receivable of $247.9 million at September 1, 2001 to the estimated fair value. Accordingly, there was no gain recorded in the income statement on the initial sale of $175.0 million of receivables on the Effective Date.

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

  Charge-offs of service charge and late fee income as a percentage of average receivables were 1.2% and 1.7% in the current and prior year first quarters, respectively. The improved aging in its portfolio is resulting in a lower amount of assessed late fees and corresponding subsequent charge-offs.

Proforma Operating Results

The following unaudited Consolidated Proforma Statement of Operations reflects the financial results of the Company for the thirteen weeks ended May 5, 2001 as if the Plan had been effective and all store closures related to the Company's reorganization had been completed as of the beginning of fiscal 2001. All amounts are stated in thousands, except for per share data.

	For the Thirteen Weeks Ended May 5, 2001
		Restructuring
	As	Items	Closed	Fresh-Start	Financing
	Reported	and Taxes	Stores	Adjustments	Agreements	Proforma

Net sales	$ 195,549	$ -	$ (2,014)	$ -	$ -	$ 193,535	(1)
Cost of sales and related buying,
occupancy and distribution expenses	133,296	-	(1,415)	(1,513)	-	130,368	(1),(5)
Gross profit	62,253	-	(599)	1,513	-	63,167

Selling, general and administrative expenses	47,133	-	(351)	(1,238)	(2,861)	42,683	(1),(3),(5)
Reorganization items and store closure costs	3,336	(3,336)	-	-	-	-	(2)
Interest, net	5,468	-	-	-	(5,028)	440	(4)
Income before income tax	6,316	3,336	(248)	2,751	7,889	20,044
Income tax expense	5	7,811	-	-	-	7,816	(6)
Net income	$ 6,311	$ (4,475)	$ (248)	$ 2,751	$ 7,889	$ 12,228

Basic earnings per share						$ 0.61
Basic weighted average common shares outstanding						19,967	(7)
Diluted earnings per share						$ 0.57
Diluted weighted average common shares outstanding						21,634	(7)

_____________________________________

(1)

 Reported results have been adjusted to eliminate the operations of the stores included in the 1999 and 2000 Store Closure Programs and the six stores closed in 2001 prior to the Effective Date. This includes the reported sales of $2.0 million, cost of sales including occupancy costs of $1.4 million and direct operating expenses of $0.4 million.

(2)	To eliminate the net expense resulting from the Company's Chapter 11 Proceedings, subsequent reorganization efforts and store closures.
(3)

Securitization interest of $2.1 million included in proforma results is based on $175.0 million of borrowings (outstanding borrowing level as of September 1, 2001) at an interest rate of 3.95% plus unused facility fees and amortization of debt issue costs. The adjustment to accrete yield on repurchased receivables of $5.0 million in the thirteen weeks ended May 5, 2001, has been eliminated.

(4)

 Reported interest expense of $5.5 million on the debtor-in-possession financing and related debt issue costs has been eliminated. Proforma interest on the revolving facility and amortization of related debt issue costs is $0.4 million. Revolving interest is based on outstanding letters of credit of $14.1 million and no outstanding borrowings.

(5)

 Reported depreciation expense prior to the Effective Date is adjusted for the impact of the basis reduction to recorded property, equipment and leasehold improvements due to fresh-start adjustments. The adjusted basis of depreciable assets owned as of the Effective Date was $100.3 million, which would result in annual depreciation expense of approximately $12.0 million. Accordingly, pro-forma results for the thirteen weeks ended May 5, 2001 include proforma depreciation of approximately $3.0 million.

(6)	Reported tax expense has been adjusted to a 39% effective tax rate.
(7)

 Weighted average shares outstanding represents the shares of new common stock issued under the Plan. The Company has 3,651,500 stock options with a weighted average exercise price of $15.07, 512,119 Series A Warrants with an exercise price of $15.00, and 1,078,146 Series B Warrants with an exercise price of $20.00 outstanding at May 4, 2002. The average market price during the first quarter of 2002 was $28.73. The basic and diluted shares outstanding for the first quarter of 2002 have been used in the proforma results for the first quarter of 2001.

Seasonality and Inflation

          Historically, the Company's business is seasonal and sales traditionally are lower during the first three quarters of the year (February through October) and higher during the last three months of the year (November through January). The fourth quarter usually accounts for about 30% of the Company's annual sales, with the other quarters accounting for approximately 22-24% each. The sales levels and gross profit margins achieved on a quarterly basis are impacted by the changes in seasonal weather patterns as well as the level of promotions associated with the traditional holiday or other events (i.e. back-to-school sales) which tend to impact consumer demand for apparel. The Company's stores are primarily located in the southern tier states which means the Company tends to experience a longer term of warmer weather patterns and cold weather periods tend to be relatively short in duration and severity. Consequently, the transition period to exit warm weather clothing tends to be longer (i.e shorts and short sleeve apparel for back-to-school) than for fall and winter merchandise.

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

          In conjunction with the Company's emergence from the Chapter 11 Proceedings, on the Effective Date the Company entered into a three year, $125 million senior secured revolving credit facility (the "Revolving Facility"), and a three year, $200 million accounts receivable securitization facility (the "Securitization Facility") (collectively, the "Financing Agreements"). The initial proceeds from the Securitization Facility were used by the Company to (i) repay the total amount outstanding under the Debtor-in-Possession Facility as of the Effective Date, (ii) make certain payments under the Plan in connection with priority claims, administrative claims and secured claims and (iii) pay related transaction costs, fees and expenses. On a go-forward basis, the Financing Agreements will be used by the Company, in conjunction with other liquidity sources, to provide financing for working capital, letters of credit, capital expenditures, interest payments and other general corporate purposes. Substantially all of the Company's assets are pledged as collateral under the Revolving Facility.

          Total working capital increased to $258.4 million at May 4, 2002 from $237.5 million at February 2, 2002, an increase of $20.9 million. Cash flow from operations of $14.7 million was used to finance $6.7 million of capital expenditures, reduce Securitization Facility borrowings by $11.0 million and pay long-term debt of $0.2 million.

          In the prior year first quarter, the Company was in the process of liquidating inventory under its 2000 Store Closing Plan under which 108 stores were closed and liquidated resulting in a decrease in inventory. This year, the Company had a more normal inventory build in the first quarter.

          Borrowings under the Revolving Facility are limited to the availability under a borrowing base that is determined on eligible inventory, while borrowings under the Securitization Facility are limited to eligible accounts receivable generated under the Company's private label credit card program. Borrowings under both facilities are payable upon maturity at August 24, 2004. The daily interest rates under the Revolving Facility are determined by a base rate or Eurodollar rate plus an applicable margin as set forth in the Revolving Facility agreement. Amounts outstanding under the Securitization Facility are funded by the issuance of commercial paper in the open market through a conduit at various rates and maturities. As a result, the daily interest rates under the Securitization Facility are based upon the periodic commercial paper rates of the applicable conduit purchasers. If the commercial paper market is unavailable, amounts outstanding under the Securitization Facility will be funded by liquidity providers with interest at the Eurodollar rate, plus 2.0%. The Company pays a standby fee to the liquidity providers equal to a per annum rate of 0.5% of the total amount of their respective commitments under the Securitization Facility. On May 4, 2002, there were no borrowings outstanding under the Revolving Facility, while borrowings under the Securitization Facility, which are accounted for off-balance sheet, totaled $154.0 million. On May 4, 2002, excess availability under the Revolving Facility, net of letters of credit outstanding of $13.1 million, was $111.9 million, while excess availability under the Securitization Facility was $46.0 million.

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

          The Company continually monitors its liquidity position and compliance with its Financing Agreements. The Revolving Facility contains covenants which, among other things, restrict the (i) incurrence of additional debt and incurrence of capital lease obligations, (ii) payment of dividends and other payments to shareholders (iii) aggregate amount of capital expenditures and (iv) transactions with related parties. In addition, the Revolving Facility requires the Company to maintain compliance with specific financial covenants, including specified Leverage Ratio, Fixed Charge Coverage Ratio and Tangible Net Worth levels calculated quarterly. Further, the Securitization Facility describes certain conditions and events that could cause an early amortization of the amounts then outstanding under the Securitization Facility. These include such things as the Company not maintaining compliance with certain financial covenants, having a material adverse change in the ability of the Company to perform its obligations under the Securitization Facility, having a material adverse change in the collectibility of the accounts receivables and other specific conditions and events. Each facility contains cross default provisions. At May 4, 2002, the Company was in compliance with all debt covenants.

          The Company's only long-term debt obligations consist of a $0.7 million (net of current portion of $0.2 million) capital lease in the form of an industrial revenue bond with annual funding requirements of $0.2 million and an approximate $8.9 million obligation under the Company's frozen defined benefit pension plan. The minimum funding requirement for 2002 under the defined benefit pension plan is estimated to be approximately $2.0 million. The Company expects future cash flow from operations to be sufficient to fund these obligations and to make the necessary working capital and capital expenditure investments.

          Capital expenditures are generally for new store openings, remodeling of existing stores and facilities, customary store maintenance and operating and information system enhancements and upgrades. Capital expenditures were $6.7 million in the current year first quarter as compared to $1.3 million in the prior year first quarter. Management estimates that capital expenditures will be approximately $45.0 million during 2002, principally for a new point of sale system, warehouse management system, the opening of thirteen new stores and remodels and upgrades of existing stores. While there can be no assurances, management believes that there should be sufficient liquidity to cover both the Company's short-term and long-term funding needs.

Accounts Receivable Securitization

          The Company transforms accounts receivable into securities, which are sold to investors - a process referred to as securitization. The Securitization Facility is the agreement through which these securities are sold to outside investors. The Securitization Facility, which is an off-balance sheet financing vehicle, is an important source of the Company's liquidity. Further, the Securitization Facility provides the Company with a lower cost of financing as compared to the Company's Revolving Facility. In accordance with the terms and requirements of the Securitization Facility, the Company transfers all of the accounts receivables generated by the holders of the Company's private label credit card that meet certain eligibility requirements to a special purpose master trust. The accounts receivable held in the trust collateralize borrowings under the Securitization Facility, and the Trust is operated in a fashion intended to ensure that its assets and liabilities are distinct from those of the Company and its other affiliates. The Trust sells certificates representing undivided interests in the accounts receivables to outside investors ("Sold Interests"). The amount of the Sold Interests outstanding at any time represents the amount of the Company's off-balance sheet debt (also referred to as borrowings under the Securitization Facility). The Company retains the remaining undivided interest in the Trust in the form of a subordinated transferor certificate, an exchangeable transferor certificate, as well as possessing the right to receive the excess cash receipts from the receivables over those contractually required to be paid to the Sold Interests (collectively, the "Retained Interest"). The Company's right to proceeds from the collection of the receivables under its Retained Interest is subordinate to the rights of the Sold Interests.

          The Sold Interests are represented by Class A certificates. The holders of the Class A certificates are entitled to monthly interest distributions at the contractually defined rate of return of periodic commercial paper rates plus 0.37%. The interest distributions to the Class A certificate holders are payable from finance charge income generated by the credit card receivables held by the Trust. The Company services the credit card receivables held by the Trust and receives a servicing fee of 2.0% of the outstanding Sold Interest.

          The credit quality of the Class A certificates is enhanced as a result of the Company's subordinated position as the Company bears virtually all investment risk with respect to both the Sold Interests and the Retained Interests. However, neither the outside investors holding the Class A certificates nor the Trust have any recourse against the Company beyond the Retained Interest. The Company is entitled to receive distributions equal to the excess of finance charges and fees on the credit card receivables held by the Trust over the sum of amounts distributed to the holders of the Class A certificates and credit losses.

          For securitization programs such as this, which are accounted for as sales under SFAS 140, the Company is required to remove the related credit card receivables, as well as the amount of borrowings outstanding under the Securitization Facility, from the Company's consolidated balance sheet. The securitization and sale of credit card receivables changes the Company's interest in these receivables from that of lender to that of servicer, with a corresponding change in the timing and the manner in which revenues are recognized. For securitized credit card receivables accounted for as sales, amounts that otherwise would have been recorded as net service charge and late fee income when billed, as well as provisions for bad debts, are instead reported as gains on sale of accounts receivable and gains (losses) on the change in fair value of the retained interest of receivables sold (see Note 2 to the Unaudited Consolidated Financial Statements).

Recent Accounting Pronouncements

          On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."  These statements change the accounting for business combinations and goodwill in two significant ways.  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Use of the pooling-of-interests method will be prohibited.  SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  The adoption of these statements as of February 3, 2002 did not have a material effect on the Company's financial position or results of operations because the Company has not engaged in any business combinations and has no goodwill recorded.

          In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for the Company February 2, 2003. The adoption is not expected to have a material effect on the Company's financial position or results of operations.

          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 effective February 3, 2002. The adoption did not have a material effect on the Company's financial position or results of operations.

Risk Factors

          The following risk factor is in addition to the risk factors discussed by the Company in the Form 10-K.

          A work slowdown, stoppage or other disruption by employees of carriers, shippers and other providers of merchandise transportation services could have a material adverse effect on the Company's business and financial condition. The Company's vendors rely on shippers, carriers and other providers of merchandise transportation services (collectively "Transportation Providers") to deliver merchandise from their manufacturers, both in the United States and abroad, to the vendors' distribution centers in the United States. The Company's vendors and the Company also rely on Transportation Providers to transport merchandise from the vendors' distribution centers to the Company's distribution center in Jacksonville, Texas. The Company also relies on Transportation Providers to transport merchandise from its distribution center to its stores. From time to time, Transportation Providers engage in contract negotiations with their employees' unions. While the Company has no involvement in those negotiations, it has established, and if necessary will implement, procedures which it believes will avert or significantly reduce the impact of any disruption in services provided by its Transportation Providers between its distribution center and its stores. However, if the Company fails to effectively implement these procedures, or if work slowdowns, stoppages or other disruptions affect the transportation of merchandise between the vendors and their manufacturers, especially those manufacturers outside the United States, or between the vendors and the Company, the Company's business and financial condition could be adversely affected.

Item 3. QUANTITATIVE ANDQUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Borrowings under the Company's Securitization Facility, which totaled $154.0 million at May 4, 2002, bear a floating rate of interest. A hypothetical 10% change in interest rates from the May 4, 2002 levels would have an approximate $0.1 million effect on the Company's annual results of operations and cash flows.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

          During the fiscal quarter ended May 4, 2002, the Company did not have any new material legal proceedings brought against it, its subsidiaries or their properties.  In addition, no material developments occurred in connection with any previously reported legal proceedings against the Company, its subsidiaries or their properties during the last fiscal quarter.

Item 2. CHANGES IN SECURITIES

          None

Item 3. DEFAULTS UPON SENIOR SECURITIES

          None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

Item 5. OTHER INFORMATION

          None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a)    Exhibits

               None

(b)     Reports on Form 8-K

  On February 7, 2002, the Company filed an 8-K which reported under Item 5 that on February 7, 2002, the Company issued a news release announcing sales for January 2002. A copy of the news release is attached to the Form 8-K.

  On February 19, 2002, the Company filed an 8-K which reported under Item 5 that on February 4, 2002, Dov Avni Kaminetzky filed an adversary proceeding in Bankruptcy Court against the Company and one of its directors. The 8-K also detailed the history behind this filing and the Company's belief that Kaminetzky's claim is without merit. Documents related to prior filings by Kaminetzky are attached to the Form 8-K.

  On March 7, 2002, the Company filed an 8-K which reported under Item 5 that on March 7, 2002, the Company issued a news release announcing sales for February 2002. A copy of the news release is attached to the Form 8-K.

  On March 13, 2002, the Company filed an 8-K which reported under Item 5 that on March 11, 2002, the Company issued a news release announcing its fourth quarter results release date and conference call information. A copy of the news release is attached to the Form 8-K.

  On March 14, 2002, the Company filed an 8-K which reported under Item 5 that on March 14, 2002, the Company issued a news release announcing results for the fourth quarter and full year for 2001 and provided an outlook for 2002. A copy of the news release is attached to the Form 8-K.

  On April 17, 2002, the Company filed an 8-K which reported under Item 5 that on April 11, 2002, the Company issued a news release announcing sales for March 2002. A copy of the news release is attached to the Form 8-K.

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

                                                                                                                                                                                                                  STAGE STORES, INC.

  May 23, 2002                                                                                                                                                                                        /s/ James Scarborough

  (Date)                                                                                                                                                                                                     James Scarborough

                                                                                                                                                                                                                  Chief Executive Officer and President

  May 23, 2002                                                                                                                                                                                        /s/ Michael E. McCreery

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