Form 10-Q
period 2002-09-17
STAGE STORES INC
filed 2002-09-17
CIK 6885

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2002

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

As of September 13, 2002, there were 19,382,459 shares of the registrant's common stock outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page
Number

Item 1. Financial Statements
Condensed Consolidated Balance Sheets - August 3, 2002 and
February 2, 2002	3
Condensed Consolidated Statements of Income - Thirteen and Twenty-Six Weeks
Ended August 3, 2002 and August 4, 2001	4
Condensed Consolidated Statements of Cash Flows - Twenty-Six Weeks
Ended August 3, 2002 and August 4, 2001	5
Condensed Consolidated Statement of Stockholders' Equity
for the Twenty-Six Weeks Ended August 3, 2002	6
Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 2. Changes in Securities	24

Item 3. Defaults Upon Senior Securities	24

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 5. Other Information	25

Item 6. Exhibits and Reports on Form 8-K	25

SIGNATURES	27

EXHIBIT INDEX	28

     In conjunction with the Company's Plan of Reorganization, on August 24, 2001, Stage Stores, Inc., a Delaware corporation, merged into its wholly-owned subsidiary, Specialty Retailers, Inc. (NV), a Nevada corporation. On the merger date, Specialty Retailers, Inc. (NV), the surviving corporation, changed its name to Stage Stores, Inc. Depending on the context and the period being referenced, Stage Stores, Inc., its affiliates and subsidiaries and their predecessors in interest will, from time-to-time, be referred to collectively as the "Company", "Stage Stores", "Predecessor Company", "Stage Delaware" or "Reorganized Company" in this Form 10-Q.

     References to a particular year are to the Company's fiscal year which is the 52 or 53 week period ending on the Saturday closest to January 31 of the following calendar year. For example, a reference to "2001" is a reference to the fiscal year ended February 2, 2002 and a reference to "2002" is a reference to the fiscal year ending February 1, 2003. The 2001 and 2002 fiscal years consist of 52 weeks.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Stage Stores, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par values)
(unaudited)

	August 3, 2002	February 2, 2002

ASSETS
Cash and cash equivalents	$ 24,772	$ 22,679
Retained interest in receivables sold	114,580	114,769
Accounts receivable, net	11,234	11,524
Merchandise inventories	199,028	178,818
Prepaid expenses and other current assets	19,507	17,688
Total current assets	369,121	345,478

Property, equipment and leasehold improvements, net	124,157	109,612
Other assets	6,740	5,629
Total assets	$ 500,018	$ 460,719

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$ 57,770	$ 60,417
Accrued expenses and other current liabilities	54,058	47,324
Current portion of long-term debt	210	197
Total current liabilities	112,038	107,938

Long-term debt	672	873
Other long-term liabilities	13,923	11,684
Total liabilities	126,633	120,495

Commitments and contingencies

Common stock, par value $0.01, 50,000 shares
authorized, 19,959 and 19,973 shares issued and outstanding, respectively	200	200
Additional paid-in capital	326,090	318,090
Less treasury stock - at cost	(2,958)	-
Retained earnings	50,053	21,934
Stockholders' equity	373,385	340,224
Total liabilities and stockholders' equity	$ 500,018	$ 460,719
                                                            The accompanying notes are an integral part of this statement.

Stage Stores, Inc.
Condensed Consolidated Statements of Income
(in thousands, except earnings per share)
(unaudited)

	Reorganized	Predecessor	Reorganized	Predecessor
	Company	Company	Company	Company
	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001

Net sales	$ 207,536	$ 195,538	$ 414,204	$ 391,087
Cost of sales and related buying,
occupancy and distribution expenses	146,429	139,597	281,759	272,893
Gross profit	61,107	55,941	132,445	118,194

Selling, general and administrative expenses	43,737	44,295	86,465	91,428
Store opening costs	386	-	408	-
Reorganization items and store closure costs	-	5,095	-	8,431
Interest, net of income of $60 and $77 for the thirteen
weeks and $123 and $124 for the twenty-six weeks,
respectively	550	4,205	939	9,673
Income before income tax	16,434	2,346	44,633	8,662

Income tax expense	6,080	5	16,514	10
Net income	$ 10,354	$ 2,341	$ 28,119	$ 8,652

Basic earnings per share data:

Basic earnings per share	$ 0.52	$ 0.08	$ 1.41	$ 0.31

Basic weighted average shares outstanding	19,955	28,096	19,961	28,096

Diluted earnings per share data:

Diluted earnings per share	$ 0.47	$ 0.08	$ 1.29	$ 0.31

Diluted weighted average shares outstanding	21,852	28,096	21,746	28,096

                                                     The accompanying notes are an integral part of this statement.

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Reorganized	Predecessor
	Company	Company
	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	August 3, 2002	August 4, 2001
Cash flows from operating activities:
Net income	$ 28,119	$ 8,652
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	8,669	11,296
Amortization of debt issue costs	705	2,470
Provision for bad debts	14,195	12,016
Deferred income taxes and utilization of pre-reorganization deferred tax assets	6,665	-
Adjustment to accrete yield on repurchased accounts receivable	-	9,000
Write-off of property, equipment and leasehold improvements
and other assets associated with closed stores	-	1,175
Changes in operating assets and liabilities:
Decrease in accounts receivable and retained interest in receivables sold	11,284	9,062
(Increase) decrease in merchandise inventories	(20,210)	26,646
(Increase) decrease in other assets	(2,200)	922
Increase in accounts payable and other liabilities	6,326	435
Total adjustments	25,434	73,022
Net cash provided by operating activities	53,553	81,674

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(23,486)	(4,942)
Proceeds from retirement of fixtures and equipment	272	355
Net cash used in investing activities	(23,214)	(4,587)

Cash flows from financing activities:
Proceeds from (payments on):
Debtor-in-possession credit facility	-	(77,040)
Pre-petition working capital facility	-	832
Debt issue costs	(100)	(125)
Long-term debt	(188)	(185)
Repurchase of common stock	(2,958)	-
Reduction in borrowings under account receivable securitization trust	(25,000)	-
Net cash used in financing activities	(28,246)	(76,518)
Net increase in cash and cash equivalents	2,093	569
Cash and cash equivalents:
Beginning of period	22,679	20,510
End of period	$ 24,772	$ 21,079
Supplemental disclosures:
Interest paid	$ 434	$ 10,103
Income taxes paid	$ 122	$ -

Supplemental non-cash transactions for the twenty-six week period ended August 3, 2002 - The Company recognized $8.0 million of pre-reorganization deferred tax assets as a direct addition to additional paid-in capital.

                                                                The accompanying notes are an integral part of this statement.

Stage Stores, Inc.
Condensed Consolidated Statement of Stockholders' Equity
For the Twenty-Six Weeks Ended August 3, 2002
(in thousands)
(unaudited)

	Common		Additional	Treasury
	Stock		Paid-in	Stock		Retained
	Shares	Amount	Capital	Shares	Amount	Earnings	Total

Balance, February 2, 2002	19,973	$ 200	$ 318,090	-	$ -	$ 21,934	$ 340,224
Escrow shares cancelled pursuant
to cash-share option of Company's
Plan of Reorganization	(14)	-	-	-	-	-	-
Repurchases of common stock	-	-	-	(119)	(2,958)	-	(2,958)
Net income	-	-	-	-	-	28,119	28,119
Recognition of pre-reorganization
deferred tax assets	-	-	8,000	-	-	-	8,000

Balance, August 3, 2002	19,959	$ 200	$ 326,090	(119)	$ (2,958)	$ 50,053	$ 373,385

                                                      The accompanying notes are an integral part of this statement.

Stage Stores, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1.     Basis of Presentation

     The accompanying Unaudited Consolidated Financial Statements of Stage Stores, Inc. ("Stage Stores" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Those adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The Unaudited Consolidated Condensed Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto filed with Stage Stores' Annual Report on Form 10-K for the year ended February 2, 2002. References to a particular year are to Stage Stores' fiscal year, which is the 52 or 53 week period ending on the Saturday closest to January 31 of the following calendar year. For example, a reference to "2001" is a reference to the fiscal year ended February 2, 2002 and a reference to "2002" is a reference to the fiscal year ending February 1, 2003. Certain reclassifications have been made to prior year balances to conform with the current year presentation.

     Stage Stores, through its wholly-owned subsidiaries Specialty Retailers (TX) LP and SRI Limited Partner LLC, operates family apparel stores under the names "Bealls", "Palais Royal" and "Stage" offering nationally recognized brand name family apparel, accessories, cosmetics and footwear. As of August 3, 2002, the Company operated 347 stores in 13 states located throughout the south central United States.

     On June 1, 2000, the Company's predecessors, Stage Stores, Inc., a Delaware corporation, Specialty Retailers, Inc. (NV) and Specialty Retailers, Inc. (collectively, the "Debtors") filed voluntarily petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code (the "Chapter 11 Proceedings"). The Company's Plan of Reorganization (the "Plan") was confirmed on August 8, 2001 and became effective on August 24, 2001 (the "Effective Date"). For financial reporting purposes, the Effective Date of the Plan was assumed to be September 1, 2001, the last day of the Company's seventh fiscal period. With the change in ownership resulting from the Plan, the Company adopted fresh-start reporting in accordance with the recommended accounting principles for entities emerging from Chapter 11 set forth in the American Institute of Certified Public Accountants Statement of Position 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. The adjustments to reflect the consummation of the Plan, including the gain on discharge of pre-petition liabilities and the adjustment to record assets and liabilities at their fair value, were reflected in the thirty week period ended September 1, 2001 and are not included herein. Accordingly, the financial position and operations for the Reorganized Company are not prepared on a basis comparable to those of the Predecessor Company.

2.     Accounts Receivable Securitization Program

     In conjunction with the Company's emergence from the Chapter 11 Proceedings, on the Effective Date the Company entered into a three year, $200.0 million accounts receivable securitization facility (the "Securitization Facility"). Under the Securitization Facility, the Company sells credit card receivables in securitization transactions. In accordance with the terms and requirements of the Securitization Facility, the Company transfers all of the accounts receivables generated by the holders of the Company's private label credit card that meet certain eligibility requirements to a special purpose master trust (the "Trust"). In all those securitizations, the Company retains servicing responsibilities and subordinated interests. The Company receives annual servicing fees of two percent of the outstanding balance and rights to future cash flows arising after the investors in the Trust have received the return for which they contracted. The Company's retained interest is subordinate to investors' interests. Except for the subordination of the Company's retained interest, the investors in the Trust have no recourse against the Company for failure of the credit card customers to pay when due. The value of the Company's retained interest is subject to credit, prepayment and interest rate risks on the transferred financial assets.

     In the twenty-six weeks ended August 3, 2002, the Company recognized pretax gains of approximately $1.0 million on the securitization of credit card receivables. For a description of the calculation methodology, see "Components of Net Credit Income". The key assumptions used to measure the fair value at the time of sale were as follows:

Repayment speed	14.0%
Expected credit losses as percentage of average receivables	10.8%
Residual cash flows discount rate	15.0%
Variable return to third party certificate holders	Periodic commercial
paper plus 0.37%

     At August 3, 2002, the key assumptions and the sensitivity of the current fair value of the Company's retained interest caused by immediate 10% and 20% adverse changes in those key assumptions are as follows (in thousands):

Repayment speed	14.0%
Impact on fair value of 10% adverse change	(1,624)
Impact on fair value of 20% adverse change	(3,478)

Expected credit losses as a % of average receivables (annual rate)	10.8%
Impact on fair value of 10% adverse change	(2,483)
Impact on fair value of 20% adverse change	(4,972)

Residual cash flows discount rate	15.0%
Impact on fair value of 10% adverse change	(784)
Impact on fair value of 20% adverse change	(1,561)

Variable return to certificate holders
Impact on fair value of 10% adverse change	(50)
Impact on fair value of 20% adverse change	(97)

Reduction in third party trust certificates outstanding of $140.0 million:
Impact of a 10% reduction in balances outstanding	(580)
Impact of a 20% reduction in balances outstanding	(1,160)

     These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (e.g., increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

     The table below summarizes the cash flows received from the Trust during the twenty-six weeks ended August 3, 2002 (in thousands):

Collections used by the Trust to purchase new balances in revolving credit card securitizations	$112,313
Servicing fees received	1,481
Other cash flows received on retained interests	83,416

Private label credit card sales were $183.9 million (44.4% of total sales) and $194.8 million (49.8% of total sales) in the twenty-six weeks ended August 3, 2002 and August 4, 2001, respectively.

The following tables present quantitative information about the components of securitized and owned receivables, delinquencies and net credit losses:

Managed Accounts Receivable Balances (in thousands):
	August 3, 2002	August 4, 2001
Accounts receivable securitized (1)	$ 140,000	$ -
Accounts receivable held for securitization	124,935	-
Total accounts receivable held in Trust	264,935	-
Accounts receivable ineligible for securitization	12,411	276,001
Total managed accounts receivable	$ 277,346	$ 276,001

________________________________

  Equal to the off-balance sheet borrowings outstanding under the Securitization Facility.

Reconciliation of Managed Accounts Receivable to Balance Sheet Presentation (in thousands):
	August 3, 2002	August 4, 2001
Accounts receivable ineligible for securitization	$ 12,411	$ 276,001
Allowance for doubtful accounts on ineligible receivables	(1,177)	(33,644)
Accounts receivable, net	$ 11,234	$ 242,357

Accounts receivable held in Trust	$ 264,935	$ -
Accounts receivable securitized (1)	(140,000)	-
Allowance for doubtful accounts on receivables held in Trust	(25,135)	-
Present value of excess cash flows on retained interest	7,790	-
Cash reserves held in trust, net of accrued interest (2)	6,990	-
Retained interest in receivables sold	$ 114,580	$ -

___________________________

  Equal to the off-balance sheet borrowings outstanding under the Securitization Facility.

  Certain cash receipts are held by the Trust to fund monthly fees and interest payments to the third party certificate holders and the payment of the transferor servicing fee to the Company on the 10th day of each calendar month. The remaining excess funds are then released to the Company.

Managed Accounts Receivable Delinquency:

	August 3, 2002	August 4, 2001

Current	76.3%	74.8%
Accounts receivable past due:
1 to 29 days past due	13.3%	15.0%
30 to 59 days past due	3.5%	3.6%
60 to 89 days past due	2.2%	2.2%
90 days and greater past due	4.7%	4.4%
Total *	100.0%	100.0%

Charge-offs as Percentage of Average Accounts Receivable (dollars in thousands):
	Thirteen	Thirteen	Twenty-six	Twenty-six	Fifty-two	Fifty-two
	Weeks	Weeks	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended	Ended	Ended
	August 3,	August 4,	August 3,	August 4,	August 3,	August 4,
	2002	2001	2002	2001	2002	2001

Average accounts receivable	$ 277,797	$ 276,374	$ 283,746	$ 283,018	$ 285,477	$ 298,016
Net principal charge-offs	7,529	8,983	15,999	17,552	30,961	45,696
Net principal charge-offs as a
percentage of average receivables	2.7%	3.3%	5.6%	6.2%	10.8%	15.3%

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

3.     Financing Agreements

     In conjunction with the Company's emergence from the Chapter 11 Proceedings, on the Effective Date the Company entered into a three year, $125.0 million senior secured revolving credit facility (the "Revolving Facility"), which also supports the Company's outstanding letters of credit, and the Securitization Facility (collectively, the "Financing Agreements"). The initial proceeds from the Securitization Facility were used by the Company to (i) repay the total amount outstanding under the Company's $450.0 million debtor-in-possession credit facility (the "DIP Facility") as of the Effective Date, (ii) make certain payments under the Plan in connection with priority claims, administrative claims and secured claims and (iii) pay related transaction costs, fees and expenses. The Financing Agreements are used by the Company, in conjunction with other liquidity sources, to provide financing for working capital, letters of credit, capital expenditures, interest payments and other general corporate purposes. Substantially all of the Company's assets are pledged as collateral under the Financing Agreements.

     Borrowings under the Revolving Facility are limited to the availability under a borrowing base that is determined on eligible inventory, while borrowings under the Securitization Facility are limited to eligible accounts receivable generated under the Company's private label credit card program. Borrowings under both facilities are payable upon maturity at August 24, 2004. The daily interest rates under the Revolving Facility are determined by a base rate or Eurodollar rate plus an applicable margin as set forth in the Revolving Facility agreement. Amounts outstanding under the Securitization Facility are funded by the issuance of commercial paper in the open market through a conduit at various rates and maturities. As a result, the daily interest rates under the Securitization Facility are based upon the periodic commercial paper rates of the applicable conduit purchasers. If the commercial paper market is unavailable, amounts outstanding under the Securitization Facility will be funded by liquidity providers with interest at the Eurodollar rate, plus 2.0%. The Company pays a standby fee to the liquidity providers equal to a per annum rate of 0.5% of the total amount of their respective commitments under the Securitization Facility. On August 3, 2002, there were no borrowings outstanding under the Revolving Facility, while borrowings under the Securitization Facility, which are accounted for off-balance sheet, totaled $140.0 million. On August 3, 2002, excess availability under the Revolving Facility, net of letters of credit outstanding of $21.6 million, was $103.4 million, while excess availability under the Securitization Facility was $60.0 million.

     The Company continually monitors its liquidity position and compliance with its Financing Agreements. The Revolving Facility contains covenants which, among other things, restrict the (i) incurrence of additional debt and incurrence of capital lease obligations, (ii) payment of dividends and other payments to shareholders, (iii) aggregate amount of capital expenditures and (iv) transactions with related parties. In addition, the Revolving Facility requires the Company to maintain compliance with specific financial covenants, including specified Leverage Ratio, Fixed Charge Coverage Ratio and Tangible Net Worth levels calculated quarterly. Further, the Securitization Facility describes certain conditions and events that could cause an early amortization of the amounts then outstanding under the Securitization Facility. These include such things as the Company not maintaining compliance with certain financial covenants, having a material adverse change in the ability of the Company to perform its obligations under the Securitization Facility, having a material adverse change in the collectibility of the accounts receivables and other specific conditions and events. Each facility contains cross default provisions. At August 3, 2002, the Company was in compliance with all debt covenants.

4.     Income Taxes

     The provision for income taxes is computed based on the pretax income included in the Condensed Consolidated Statements of Income. The asset and liability approach is used to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and the tax basis of assets and liabilities. The classification of the tax provision between current and deferred taxes on the interim period financials is based on the expected relationship of these classifications on the tax provision for the full fiscal year. A valuation allowance is to be established if it is more likely than not that some portion of the deferred tax asset will not be realized.

     At February 2, 2002, the Company had net deferred tax assets of approximately $48.8 million, of which approximately $16.1 million is related to the federal net operating loss carryforwards generated by the Predecessor Company. The Company had recorded at February 2, 2002 a valuation allowance against these deferred tax assets of approximately $43.4 million. The portion of deferred tax assets related to federal net operating loss carryforwards that can be realized is limited to approximately $5.4 million annually. The Company's ability to realize the benefits of these deferred tax assets is dependent on the Company's ability to generate future taxable income. SFAS No. 109 requires recognition of future tax benefits of these deferred tax assets to the extent such realization is more likely than not. In recognizing $8.0 million of such tax benefits during the twenty-six weeks ended August 3, 2002, resulting in a valuation allowance of approximately $35.4 million at August 3, 2002 against deferred tax assets, management has considered the nonrecurring nature of significant expenses which contributed to the creation of the operating loss carryforwards, the improving trend of operations and the expected realization of the benefits of the deferred tax assets. Consistent with the requirements of SFAS No. 109, any tax benefits recognized related to pre-reorganization deferred tax assets are recorded as a direct addition to additional paid-in-capital.

5.     Earnings per Share

     Basic earnings per share is computed using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is computed using both the weighted average number of common shares outstanding and all of the potentially dilutive common share equivalents outstanding. Stock options and warrants are the only potentially dilutive share equivalents that the Company has outstanding in the post-emergence period. For the thirteen weeks ended August 3, 2002, dilution was calculated by adding 678,868 shares related to warrants and 1,218,115 related to stock options to the weighted average shares outstanding of 19,955,270 for total diluted shares of 21,852,253. For the twenty-six weeks ended August 3, 2002, dilution was calculated by adding 628,597 shares related to warrants and 1,156,148 shares related to stock options to the weighted average shares outstanding of 19,961,101 for total diluted shares of 21,745,846. For the Predecessor Company, none of the common share equivalents outstanding for the thirteen or twenty-six weeks ended August 4, 2001 were dilutive.

6.     Stock Repurchase Program

     On July 29, 2002, the Board of Directors approved a stock repurchase program authorizing the Company to buy, from time to time during its 2002 fiscal year, up to $15.0 million of shares of its common stock. Additional amounts of its outstanding common stock may also be repurchased using the proceeds that the Company receives from the exercise of options under its 2001 Equity Incentive Plan, including the tax benefits which will accrue to the Company from the exercise of these options. During the second quarter ended August 3, 2002, the Company purchased 119,300 shares at a cost of approximately $3.0 million. As of September 13, 2002, the Company had purchased 588,100 shares at a cost of approximately $13.1 million.

7. Recent Accounting Standards

     On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."  These statements change the accounting for business combinations and goodwill in two significant ways.  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Use of the pooling-of-interests method is prohibited.  SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  The adoption of these statements as of February 3, 2002 did not have a material effect on the Company's financial position or results of operations because the Company has not engaged in any business combinations and has no goodwill recorded.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for the Company beginning February 2, 2003. The adoption is not expected to have a material effect on the Company's financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 effective February 3, 2002. The adoption did not have a material effect on the Company's financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. SFAS No. 145 also amends other existing pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions relating to the reporting of gains and losses from extinguishment of debt become effective for the Company beginning February 2, 2003 with earlier adoption encouraged. All other provisions of this standard are currently effective for the Company and did not have a significant impact on the Company's financial condition or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for the Company beginning February 2, 2003. The Company is currently evaluating the impact that this provision will have on its future results of operations and financial condition.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

     Certain statements in this Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the ability of the Company to maintain normal trade terms with vendors, the ability of the Company and its subsidiaries to comply with the various covenant requirements contained in the Company's Financing Agreements, the ability of the Company to maintain its private label credit card program, including the quality of its accounts receivable portfolio, the demand for apparel and other factors. The demand for apparel can be affected by an economic downturn, a decline in consumer confidence, unusual weather patterns, an increase in the level of competition in the Company's market areas, competitors' marketing strategies, changes in fashion trends, availability of product on normal payment terms and the failure to achieve the expected results of the Company's merchandising and marketing plans as well as its store opening and closing plans. In addition, the Company cannot predict, with any degree of certainty, what effect, if any, events of terrorism, if any, will have on the Company and its operations. The occurrence of any of the above could have a material and adverse impact on the Company's operating results. Most of these factors are difficult to predict accurately and are generally beyond our control. Readers should consider the areas of risk described under the caption "Risk Factors" in Item 7 of the Company's Form 10-K for the year ended February 2, 2002 (the "Form 10-K") and Item 2 of the Company's Form 10-Q for the quarter ended May 4, 2002 (the "First Quarter Form 10-Q"). Readers should carefully review the Form 10-K in its entirety, including but not limited to the Company's financial statements and the notes thereto and the risks described under "Risk Factors" in the Form 10-K and First Quarter Form 10-Q. Except for the Company's ongoing obligations to disclose material information under the federal securities laws, the Company undertakes no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

General

     Overview. Stage Stores is a Houston, Texas-based regional family apparel store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family. The Company has recognized the high level of brand awareness and demand for fashionable, quality apparel by consumers in small and mid-size markets and has identified these markets as a profitable and under-served niche. The Company believes that it has developed a unique retailing concept in these markets by offering a broad range of brand name merchandise with a high level of customer service in convenient locations.

     As of August 3, 2002, the Company, through its wholly owned subsidiaries Specialty Retailers (TX) LP and SRI Limited Partner LLC, operated 347 stores located in 13 states throughout the south central United States. Although the Company's stores may be operated under its "Stage", "Bealls" and "Palais Royal" trade names depending on the geographical market, the Company operates the vast majority of its stores under one concept and one strategy.

     On June 1, 2000, the Company's predecessors, Stage Stores, Inc., a Delaware corporation,, Specialty Retailers, Inc. (NV) and Specialty Retailers, Inc. (collectively, the "Debtors") filed voluntarily petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code (the "Chapter 11 Proceedings"). The Company's Plan of Reorganization (the "Plan") was confirmed on August 8, 2001 and became effective on August 24, 2001 (the "Effective Date"). For financial reporting purposes, the Effective Date of the Plan was assumed to be September 1, 2001, the last day of the Company's seventh fiscal period. With the change in ownership resulting from the Plan, the Company adopted fresh-start reporting in accordance with the recommended accounting principles for entities emerging from Chapter 11 set forth in the American Institute of Certified Public Accountants Statement of Position 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. The adjustments to reflect the consummation of the Plan, including the gain on discharge of pre-petition liabilities and the adjustment to record assets and liabilities at their fair value, were reflected in the thirty week period ended September 1, 2001 and are not included herein. Accordingly, the financial position and operations for the Reorganized Company are not prepared on a basis comparable to those of the Predecessor Company.

The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements included in the Form 10-K.

Results of Operations

     The following table sets forth the results of operations as a percentage of sales for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and related buying,
occupancy and distribution expenses	70.6	71.4	68.0	69.8
Gross profit	29.4	28.6	32.0	30.2
Selling, general and administrative expenses	21.1	22.7	20.9	23.4
Store opening costs	0.2	-	0.1	-
Reorganization items and stores closure costs	-	2.6	-	2.2
Interest, net	0.3	2.2	0.2	2.5
Income before income tax*	7.9%	1.2%	10.8%	2.2%

* Totals may not foot due to rounding.

     See "Proforma Operating Results" discussion below for proforma operating results for the thirteen and twenty-six weeks ended August 4, 2001 as if the Plan had been effective and all store closures related to the Company's reorganization had been completed as of the beginning of fiscal 2001.

Thirteen Weeks Ended August 3, 2002 Compared to Thirteen Weeks Ended August 4, 2001

     Sales for the thirteen weeks ended August 3, 2002 (the "current year second quarter") increased 6.1% to $207.5 million from $195.5 million for the thirteen weeks ended August 4, 2001 (the "prior year second quarter"). Comparable store sales, for stores opened fourteen months, increased 6.5%. The increase in comparable store sales in the current year second quarter was driven by positive comparable store sales performances in the Company's children's, misses sportswear, dresses, shoes, accessories, juniors, swimwear and home/gifts departments. The lower rate of increase in total sales as compared to the rate of increase in comparable store sales reflects the impact of a fewer number of stores in operation in the current year second quarter as compared to the prior year second quarter. During the prior year second quarter, the Company operated 347 stores throughout most of the period while it operated 342 stores during most of the current year second quarter. Stores which have been closed accounted for approximately $3.0 million of the prior year second quarter sales.

     Gross profit increased 9.2% to $61.1 million for the current year second quarter from $55.9 million for the prior year second quarter. Gross profit, as a percent of sales, increased to 29.4% for the current year second quarter from 28.6% for the prior year second quarter. The gross profit percentage for the current year second quarter as compared to the prior year second quarter benefited from (i) a reduction in the shrink accrual rate from 1.8% of sales in the prior year second quarter to 1.6% in current year second quarter as a result of favorable results of recent store physical inventories taken and ongoing loss prevention enhancements and (ii) lower depreciation expense of approximately $1.0 million due to the basis reduction to recorded property, equipment and leasehold improvements which occurred in the third quarter of the prior year as part of the fresh-start adjustments.

     Selling, general and administrative ("SG&A") expenses for the current year second quarter decreased 1.3% to $43.7 million from $44.3 million in the prior year second quarter and, as a percent of sales, decreased to 21.1% from 22.7% in the comparable period last year. SG&A expenses for the current year second quarter as compared to the prior year second quarter benefited from approximately $0.3 million of lower depreciation expense as discussed in the preceding paragraph and an increase in net credit income, which is recorded in SG&A expenses. Net credit income was a reduction to SG&A expenses of $2.7 million in the current year second quarter compared to $2.2 million in the prior year second quarter. For a detailed analysis of the components of net credit income, see "Components of Net Credit Income". The remaining improvement as a rate of sales is primarily due to lower utility and advertising expenditures and improved leverage of SG&A expenses.

     Store opening costs in the current year second quarter of $0.4 million relate to the five new stores opened in July 2002. The Company had no store openings in the prior year second quarter.

     The Company incurred $5.1 million of reorganization items and store closure costs in the prior year second quarter primarily related to professional fees paid in connection with the Company's Chapter 11 Proceedings and reorganization efforts.

     Net interest expense for the current year second quarter decreased 86.9% to $0.6 million from $4.2 million for the prior year second quarter. Since emergence from the Chapter 11 Proceedings, the Company's primary source of borrowing has been the Securitization Facility as discussed in "Liquidity and Capital Resources". Interest on these borrowings is classified as SG&A expense as a component of Net Credit Income. See "Components of Net Credit Income". Prior to emergence, the Company's primary source of borrowing was the Company's $450.0 million debtor-in-possession credit facility (the "DIP Facility"). All interest paid under this facility was charged to interest expense. The interest expense of $4.2 million recorded in the prior year second quarter represents interest on the DIP Facility.

     The Company's effective tax rate on post-confirmation earnings is 37.0%, resulting in income tax expense of $6.1 million in the current year second quarter. No federal income tax was recorded in the prior year second quarter due to the Company's net operating loss carryforwards.

     As a result of the foregoing, the Company had net income of $10.4 million for the current year second quarter as compared to $2.3 million for the prior year second quarter.

Twenty-Six Weeks Ended August 3, 2002 Compared to Twenty-Six Weeks Ended August 4, 2001

     Sales for the twenty-six weeks ended August 3, 2002 (the "current year") increased 5.9% to $414.2 million from $391.1 million for the twenty-six weeks ended August 4, 2001 (the "prior year "). Comparable store sales increased 6.8%. The increase in comparable store sales in the current year was driven by positive comparable store sales performances in the Company's children's, dresses, misses sportswear, men's, juniors, shoes, accessories, swimwear and home/gifts departments. The lower rate of increase in total sales as compared to the rate of increase in comparable store sales reflects the impact of a fewer number of stores in operation in the current year as compared to the prior year. In the prior year, the Company operated 347 stores throughout most of the period while it operated 342 stores during most of the current year. Stores which have been closed accounted for approximately $6.9 million of the prior year sales.

     Gross profit increased 12.1% to $132.4 million for the current year from $118.2 million for the prior year. Gross profit, as a percent of sales, increased to 32.0% for the current year from 30.2% for the prior year. The gross profit percentage for the current year as compared to the prior year benefited from, among other things, (i) a higher maintained mark-up on beginning of year inventory, (ii) a higher initial mark-up on new receipts, (iii) a reduction in the shrink accrual rate from 1.8% of sales in the prior year to 1.6% in the current year as a result of favorable results of recent store physical inventories taken and ongoing loss prevention enhancements and (iv) approximately $2.1 million of lower depreciation in the current year due to the basis reduction to recorded property, equipment and leasehold improvements which occurred in the third quarter of the prior year as part of the fresh-start adjustments. The gross margin rate is historically higher in the first quarter due to the merchandise mix content and promotional calendar. The second quarter generally reflects a lower margin rate as the Company transitions from spring and summer to "back-to-school" and fall merchandise while the fourth quarter is lower due to increased promotional activities and the relative short clearance period for fall and winter merchandise in the markets the Company operates. See "Seasonality and Inflation".

     Selling, general and administrative expenses for the current year decreased 5.4% to $86.5 million from $91.4 million in the prior year and, as a percent of sales, decreased to 20.9% from 23.4% in the prior year. The primary cause of the decrease in SG&A expenses was an increase in net credit income. Net credit income was a reduction to SG&A expenses of $7.3 million in the current year compared to $2.8 million in the prior year. For a detailed analysis of the components of net credit income, see "Components of Net Credit Income". The remaining improvement as a rate of sales is primarily due to lower utility and advertising expenditures, lower incentive compensation expense, improved leverage of SG&A expenses, and approximately $0.6 million of lower depreciation expense as discussed in the preceding paragraph.

     Store opening costs in the current year of $0.4 million relate to the seven new stores opened during the current year. The Company had no store openings in the prior year.

     The Company incurred $8.4 million of reorganization items and store closure costs in the prior year primarily related to professional fees paid in connection with the Company's Chapter 11 Proceedings and reorganization efforts.

     Net interest expense for the current year decreased 90.3% to $0.9 million from $9.7 million for the prior year. Since emergence from the Chapter 11 Proceedings, the Company's primary source of borrowing has been the Securitization Facility as discussed in "Liquidity and Capital Resources". Interest on these borrowings is classified as SG&A expense as a component of net credit income. See "Components of Net Credit Income". Prior to emergence, the Company's primary source of borrowing was the Company's DIP Facility. All interest paid under this facility was charged to interest expense. The interest expense of $9.7 million recorded in the prior year represents interest on the DIP Facility.

     The Company's effective tax rate on post-confirmation earnings is 37.0%, resulting in income tax expense of $16.5 million in the current year. No federal income tax was recorded in the prior year due to the Company's net operating loss carryforwards.

     As a result of the foregoing, the Company had net income of $28.1 million for the current year as compared to $8.7 million for the prior year.

Components of Net Credit Income

     The following tables provide a detailed analysis of the components of net credit income for each applicable period included in selling, general and administrative expenses (in thousands):

			% to
Thirteen Weeks Ended August 3, 2002:		% to	Average
	Amount	Net Sales	Receivables
Service charge and late fee income, net of charge-offs of $2,633 (1)	$ 15,281	7.4%	5.5%
Other revenues	323	0.2%	0.1%
Provision for principal bad debts (2)	(7,561)	(3.6%)	(2.7%)
General and administrative costs	(3,559)	(1.7%)	(1.3%)
Subtotal before interest expense and other adjustments	4,484	2.2%	1.6%
Interest expense on securitization facility borrowings (3)	(1,176)	(0.6%)	(0.4%)
Difference due to securitization accounting (4)	(614)	(0.3%)	(0.2%)
Net credit income *	$ 2,694	1.3%	1.0%

Average receivables balance			$ 277,797

Thirteen Weeks Ended August 4, 2001:

Service charge and late fee income, net of charge-offs of $3,600 (1)	$ 15,152	7.7%	5.5%
Other revenues	456	0.2%	0.2%
Provision for principal bad debts (2)	(5,695)	(2.9%)	(2.1%)
General and administrative costs	(3,743)	(1.9%)	(1.4%)
Subtotal before adjustment *	6,170	3.2%	2.2%
Adjustment to accrete yield on repurchased receivables (5)	(4,000)	(2.0%)	(1.4%)
Net credit income *	$ 2,170	1.1%	0.8%

Average receivables balance			$ 276,374

* Percentages may not foot due to rounding

____________________________

  Charge-offs of service charge and late fee income as a percentage of average receivables were 0.9% and 1.3% in the current and prior year second quarters, respectively. The improved aging in its portfolio is resulting in a lower amount of assessed late fees and corresponding subsequent charge-offs.

  The Company implemented a number of changes to account management and underwriting practices in late fiscal 2000.  As a result, the Company was providing for bad debt expense in fiscal 2001 anticipating an improving loss trend.  While the trend did improve over fiscal 2000, the estimates used in the first three quarters of the prior year assumed a lower rate than the full year result.

  The current Securitization Facility was entered into on August 24, 2001. Therefore, there was no interest expense on the Securitization Facility in the first quarter of 2001.

  The issuance of certificates to outside investors (the "Sold Interests") is considered a sale of accounts receivable equal to the amount of the certificates issued. At the time of the sale, the Company recognizes a gain and an asset representing the Company's right to future cash flows arising after the Sold Interests have received the return for which they have contracted. The gain recognized is based on the carrying amount of the receivables sold, allocated between the relative fair values of the Sold Interests and the Retained Interest (as defined herein) at the date of calculation. The fair values are based on the present value of estimated future cash flows that the Company will receive over the estimated life of the securitization. The future cash flows represent an estimate of the excess finance charges and fees over the sum of interest paid to the holders of the third party certificates, credit losses and servicing fees. The current Securitization Facility was entered into on August 24, 2001.  Therefore, there was no difference due to securitization accounting in the second quarter of 2001.  As part of the fresh-start adjustments, the Company adjusted the carrying value of accounts receivable of $247.9 million at September 1, 2001 to the estimated fair value. Accordingly, there was no gain recorded in the income statement on the initial sale of $175.0 million of receivables on the Effective Date.

  The accounts receivable balances outstanding under the former Securitization Program at the time of the Company's bankruptcy filing were repurchased from the Trust as a condition of the debtor-in-possession financing. The receivables were recorded at the amount of cash paid to the Trust to retire the outstanding third party certificates and the recorded value of the Company's retained interest. This adjustment is of a non-recurring nature and was required to adjust the yield on the repurchased receivables to the implicit yield at the time of repurchase.

			% to
Twenty-Six Weeks Ended August 3, 2002:		% to	Average
	Amount	Net Sales	Receivables
Service charge and late fee income, net of charge-offs of $6,120 (1)	$ 31,745	7.7%	11.2%
Other revenues	451	0.1%	0.2%
Provision for principal bad debts (2)	(14,195)	(3.4%)	(5.0%)
General and administrative costs	(7,295)	(1.8%)	(2.6%)
Subtotal before interest expense and other adjustments	10,706	2.6%	3.8%
Interest expense on securitization facility borrowings (3)	(2,456)	(0.6%)	(0.9%)
Difference due to securitization accounting (4)	(986)	(0.2%)	(0.3%)
Net credit income	$ 7,264	1.8%	2.6%

Average receivables balance			$ 283,746

Twenty-Six Weeks Ended August 4, 2001:

Service charge and late fee income, net of charge-offs of $8,536 (1)	$ 31,318	8.0%	11.1%
Other revenues	591	0.2%	0.2%
Provision for principal bad debts (2)	(12,016)	(3.1%)	(4.2%)
General and administrative costs	(8,068)	(2.1%)	(2.8%)
Subtotal before adjustment	11,825	3.0%	4.3%
Adjustment to accrete yield on repurchased receivables (5)	(9,000)	(2.3%)	(3.2%)
Net credit income *	$ 2,825	0.7%	1.0%

Average receivables balance			$ 283,018

* Percentages may not foot due to rounding

____________________________

  Charge-offs of service charge and late fee income as a percentage of average receivables were 2.2% and 3.0% in the current and prior year, respectively. The improved aging in its portfolio is resulting in a lower amount of assessed late fees and corresponding subsequent charge-offs.

  The Company implemented a number of changes to account management and underwriting practices in late fiscal 2000.  As a result, the Company was providing for bad debt expense in fiscal 2001 anticipating an improving loss trend.  While the trend did improve over fiscal 2000, the estimates used in the first three quarters of the prior year assumed a lower rate than the full year result.

  The current Securitization Facility was entered into on August 24, 2001. Therefore, there was no interest expense on the Securitization Facility in the first six months of 2001.

  The issuance of certificates to outside investors (the "Sold Interests") is considered a sale of accounts receivable equal to the amount of the certificates issued. At the time of the sale, the Company recognizes a gain and an asset representing the Company's right to future cash flows arising after the Sold Interests have received the return for which they have contracted. The gain recognized is based on the carrying amount of the receivables sold, allocated between the relative fair values of the Sold Interests and the Retained Interest (as defined herein) at the date of calculation. The fair values are based on the present value of estimated future cash flows that the Company will receive over the estimated life of the securitization. The future cash flows represent an estimate of the excess finance charges and fees over the sum of interest paid to the holders of the third party certificates, credit losses and servicing fees. The current Securitization Facility was entered into on August 24, 2001.  Therefore, there was no difference due to securitization accounting in the first six month of 2001.  As part of the fresh-start adjustments, the Company adjusted the carrying value of accounts receivable of $247.9 million at September 1, 2001 to the estimated fair value. Accordingly, there was no gain recorded in the income statement on the initial sale of $175.0 million of receivables on the Effective Date.

  The accounts receivable balances outstanding under the former Securitization Program at the time of the Company's bankruptcy filing were repurchased from the Trust as a condition of the debtor-in-possession financing. The receivables were recorded at the amount of cash paid to the Trust to retire the outstanding third party certificates and the recorded value of the Company's retained interest. This adjustment is of a non-recurring nature and was required to adjust the yield on the repurchased receivables to the implicit yield at the time of repurchase.

Proforma Operating Results

     The following unaudited Consolidated Proforma Statement of Operations reflects the financial results of the Company for the thirteen and twenty-six weeks ended August 4, 2001 as if the Plan had been effective and all store closures related to the Company's reorganization had been completed as of the beginning of fiscal 2001. All amounts are stated in thousands, except for per share data.

	For the Thirteen Weeks Ended August 4, 2001
		Restructuring
	As	Items	Closed	Fresh-Start	Financing
	Reported	and Taxes	Stores	Adjustments	Agreements	Proforma

Net sales	$ 195,538	$ -	$ (1,290)	$ -	$ -	$ 194,248	(1)
Cost of sales and related buying,
occupancy and distribution expenses	139,597	-	(956)	(1,513)	-	137,128	(1),(5)
Gross profit	55,941	-	(334)	1,513	-	57,120

Selling, general and administrative expenses	44,295	-	(297)	(1,238)	(1,861)	40,899	(1),(3),(5)
Reorganization items and store closure costs	5,095	(5,095)	-	-	-	-	(2)
Interest, net	4,205	-	-	-	(3,764)	441	(4)
Income before income tax	2,346	5,095	(37)	2,751	5,625	15,780
Income tax expense	5	6,151	-	-	-	6,156	(6)
Net income	$ 2,341	$ (1,056)	$ (37)	$ 2,751	$ 5,625	$ 9,624

Basic earnings per share						$ 0.48
Basic weighted average common shares outstanding						19,955	(7)
Diluted earnings per share						$ 0.44
Diluted weighted average common shares outstanding						21,852	(7)

______________________________________

(1)

 Reported results have been adjusted to eliminate the operations of the stores included in the 1999 and 2000 Store Closure Programs and the six stores closed in 2001 prior to the Effective Date. This includes the reported sales of $1.3 million, cost of sales including occupancy costs of $1.0 million and direct operating expenses of $0.3 million.

(2)	To eliminate the net expense resulting from the Company's Chapter 11 Proceedings, subsequent reorganization efforts and store closures.
(3)

Securitization interest of $2.1 million included in proforma results is based on $175.0 million of borrowings (outstanding borrowing level as of September 1, 2001) at an interest rate of 3.95% plus unused facility fees and amortization of debt issue costs. The adjustment to accrete yield on repurchased receivables of $4.0 million in the thirteen weeks ended August 4, 2001, has been eliminated.

(4)

 Reported interest expense of $4.2 million on the debtor-in-possession financing and related debt issue costs has been eliminated. Proforma interest on the revolving facility and amortization of related debt issue costs is $0.4 million. Revolving interest is based on outstanding letters of credit of $14.1 million and no outstanding borrowings.

(5)

 Reported depreciation expense prior to the Effective Date is adjusted for the impact of the basis reduction to recorded property, equipment and leasehold improvements due to fresh-start adjustments. The adjusted basis of depreciable assets owned as of the Effective Date was $100.3 million, which would result in annual depreciation expense of approximately $12.0 million. Accordingly, pro-forma results for the thirteen weeks ended August 4, 2001 include proforma depreciation of approximately $3.0 million.

(6)

 Reported tax expense has been adjusted to reflect an effective rate of 39% for the pre-emergence period ended September 1, 2001.  The effective tax for the Company has declined post-emergence due to changes in the corporate structure, which has reduced state income taxes.

(7)

 Weighted average shares outstanding represents the shares of new common stock issued under the Plan. The Company has 3,657,000 stock options with a weighted average exercise price of $15.12, 512,119 Series A Warrants with an exercise price of $15.00, and 1,078,146 Series B Warrants with an exercise price of $20.00 outstanding at August 3, 2002. The average market price during the second quarter of 2002 was $32.09. The basic and diluted shares outstanding for the second quarter of 2002 have been used in the proforma results for the second quarter of 2001.

	For the Twenty-Six Weeks Ended August 4, 2001
		Restructuring
	As	Items	Closed	Fresh-Start	Financing
	Reported	and Taxes	Stores	Adjustments	Agreements	Proforma

Net sales	$ 391,087	$ -	$ (3,304)	$ -	$ -	$ 387,783	(1)
Cost of sales and related buying,
occupancy and distribution expenses	272,893	-	(2,371)	(3,026)	-	267,496	(1),(5)
Gross profit	118,194	-	(933)	3,026	-	120,287

Selling, general and administrative expenses	91,428	-	(648)	(2,476)	(4,722)	83,582	(1),(3),(5)
Reorganization items and store closure costs	8,431	(8,431)	-	-	-	-	(2)
Interest, net	9,673	-	-	-	(8,792)	881	(4)
Income before income tax	8,662	8,431	(285)	5,502	13,514	35,824
Income tax expense	10	13,962	-	-	-	13,972	(6)
Net income	$ 8,652	$ (5,531)	$ (285)	$ 5,502	$ 13,514	$ 21,852

Basic earnings per share						$ 1.09
Basic weighted average common shares outstanding						19,961	(7)
Diluted earnings per share						$ 1.00
Diluted weighted average common shares outstanding						21,746	(7)

______________________________________

(1)

 Reported results have been adjusted to eliminate the operations of the stores included in the 1999 and 2000 Store Closure Programs and the six stores closed in 2001 prior to the Effective Date. This includes the reported sales of $3.3 million, cost of sales including occupancy costs of $2.4 million and direct operating expenses of $0.6 million.

(2)	To eliminate the net expense resulting from the Company's Chapter 11 Proceedings, subsequent reorganization efforts and store closures.
(3)

Securitization interest of $4.2 million included in proforma results is based on $175.0 million of borrowings (outstanding borrowing level as of September 1, 2001) at an interest rate of 3.95% plus unused facility fees and amortization of debt issue costs. The adjustment to accrete yield on repurchased receivables of $9.0 million in the twenty-six weeks ended August 4, 2001, has been eliminated.

(4)

 Reported interest expense of $9.7 million on the debtor-in-possession financing and related debt issue costs has been eliminated. Proforma interest on the revolving facility and amortization of related debt issue costs is $0.9 million. Revolving interest is based on outstanding letters of credit of $14.1 million and no outstanding borrowings.

(5)

 Reported depreciation expense prior to the Effective Date is adjusted for the impact of the basis reduction to recorded property, equipment and leasehold improvements due to fresh-start adjustments. The adjusted basis of depreciable assets owned as of the Effective Date was $100.3 million, which would result in annual depreciation expense of approximately $12.0 million. Accordingly, pro-forma results for the twenty-six weeks ended August 4, 2001 include proforma depreciation of approximately $6.0 million.

(6)

 Reported tax expense has been adjusted to reflect an effective rate of 39% for the pre-emergence period ended September 1, 2001.  The effective tax for the Company has declined post-emergence due to changes in the corporate structure, which has reduced state income taxes.

(7)

 Weighted average shares outstanding represents the shares of new common stock issued under the Plan. The Company has 3,657,000 stock options with a weighted average exercise price of $15.12, 512,119 Series A Warrants with an exercise price of $15.00, and 1,078,146 Series B Warrants with an exercise price of $20.00 outstanding at August 3, 2002. The average market price during the current year  was $30.41. The basic and diluted shares outstanding for the current year have been used in the proforma results for the prior year.

Seasonality and Inflation

     Historically, the Company's business is seasonal and sales traditionally are lower during the first three quarters of the year (February through October) and higher during the last three months of the year (November through January). The fourth quarter usually accounts for about 30% of the Company's annual sales, with the other quarters accounting for approximately 22% to 24% each. The sales levels and gross profit margins achieved on a quarterly basis are impacted by the changes in seasonal weather patterns as well as the level of promotions associated with the traditional holiday period or other events (e.g., back-to-school sales) which tend to impact consumer demand for apparel. The Company's stores are primarily located in the south central states which means the Company tends to experience a longer term of warmer weather patterns and cold weather periods tend to be relatively short in duration and severity. Consequently, the transition period to exit warm weather clothing tends to be longer (e.g., shorts and short sleeve apparel for back-to-school) than for fall and winter merchandise.

     Working capital requirements fluctuate from month to month during the year and generally reach their highest levels during October and November in conjunction with the inventory built in advance of the fourth quarter holiday sales period.

     The Company does not believe that inflation had a material effect on its results of operations during the past two years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

Liquidity and Capital Resources

     The Company's liquidity is currently provided by (i) existing cash balances (ii) operating cash flows (iii) normal trade credit terms from the vendor and factor community and (iv) the Financing Agreements.

     In conjunction with the Company's emergence from the Chapter 11 Proceedings, on the Effective Date the Company entered into a three year, $125.0 million senior secured revolving credit facility (the "Revolving Facility"), and a three year, $200.0 million accounts receivable securitization facility (the "Securitization Facility") (collectively, the "Financing Agreements"). The initial proceeds from the Securitization Facility were used by the Company to (i) repay the total amount outstanding under the Company's $450.0 million debtor-in-possession credit facility (the "DIP Facility") as of the Effective Date, (ii) make certain payments under the Plan in connection with priority claims, administrative claims and secured claims and (iii) pay related transaction costs, fees and expenses. On a go-forward basis, the Financing Agreements are used by the Company, in conjunction with other liquidity sources, to provide financing for working capital, letters of credit, capital expenditures, interest payments and other general corporate purposes. Substantially all of the Company's assets are pledged as collateral under the Financing Agreements.

     Total working capital increased to $257.1 million at August 3, 2002 from $237.5 million at February 2, 2002, an increase of $19.5 million. Cash flow from operations of $53.5 million was used to finance $23.5 million of capital expenditures, reduce the Securitization Facility borrowings by $25.0 million and to pay long-term debt of $0.2 million.

     The Company has had an increase in inventory in the current year of approximately $20.2 million while inventory decreased approximately $26.6 million in the prior year. Approximately $15.3 million of the decrease in the prior year was associated with the liquidation of inventory in closing stores. In addition, the Company has had a higher level of receipts in the current year as compared to the prior year due to (i) the lower inventory level at the beginning of the year, (ii) the net five new stores opening in the current year and (iii) the timing of receipts with the current year July being approximately $10.0 million higher than the prior year July.

     Borrowings under the Revolving Facility are limited to the availability under a borrowing base that is determined on eligible inventory, while borrowings under the Securitization Facility are limited to eligible accounts receivable generated under the Company's private label credit card program. Borrowings under both facilities are payable upon maturity at August 24, 2004. The daily interest rates under the Revolving Facility are determined by a base rate or Eurodollar rate plus an applicable margin as set forth in the Revolving Facility agreement. Amounts outstanding under the Securitization Facility are funded by the issuance of commercial paper in the open market through a conduit at various rates and maturities. As a result, the daily interest rates under the Securitization Facility are based upon the periodic commercial paper rates of the applicable conduit purchasers. If the commercial paper market is unavailable, amounts outstanding under the Securitization Facility will be funded by liquidity providers with interest at the Eurodollar rate plus 2.0%. The Company pays a standby fee to the liquidity providers equal to a per annum rate of 0.5% of the total amount of their respective commitments under the Securitization Facility. On August 3, 2002, there were no borrowings outstanding under the Revolving Facility, while borrowings under the Securitization Facility, which are accounted for off-balance sheet, totaled $140.0 million. On August 3, 2002, excess availability under the Revolving Facility, net of letters of credit outstanding of $21.6 million, was $103.4 million, while excess availability under the Securitization Facility was $60.0 million.

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

     The Company continually monitors its liquidity position and compliance with its Financing Agreements. The Revolving Facility contains covenants which, among other things, restrict the (i) incurrence of additional debt and incurrence of capital lease obligations, (ii) payment of dividends and other payments to shareholders (iii) aggregate amount of capital expenditures and (iv) transactions with related parties. In addition, the Revolving Facility requires the Company to maintain compliance with specific financial covenants, including specified Leverage Ratio, Fixed Charge Coverage Ratio and Tangible Net Worth levels calculated quarterly. Further, the Securitization Facility describes certain conditions and events that could cause an early amortization of the amounts then outstanding under the Securitization Facility. These include such things as the Company not maintaining compliance with certain financial covenants, having a material adverse change in the ability of the Company to perform its obligations under the Securitization Facility, having a material adverse change in the collectibility of the accounts receivables and other specific conditions and events. Each facility contains cross default provisions. At August 3, 2002, the Company was in compliance with all debt covenants of the Financing Agreements.

     The Company's only long-term debt obligations consist of a $0.7 million (net of current portion of $0.2 million) capital lease in the form of an industrial revenue bond with annual funding requirements of $0.2 million and an approximate $8.9 million obligation under the Company's frozen defined benefit pension plan. The minimum funding requirement for 2002 under the defined benefit pension plan of approximately $2.0 million has been made as of August 3, 2002. The Company expects future cash flow from operations to be sufficient to fund these obligations and to make the necessary working capital and capital expenditure investments.

     On July 29, 2002, the Board of Directors approved a stock repurchase program authorizing the Company to buy, from time to time during its 2002 fiscal year, up to $15.0 million of shares of its common stock. Additional amounts of its outstanding common stock may also be repurchased using the proceeds that the Company receives from the exercise of options under its 2001 Equity Incentive Plan, including the tax benefits which will accrue to the Company from the exercise of these options. During the second quarter ended August 3, 2002, the Company purchased 119,300 shares at a cost of approximately $3.0 million. As of September 13, 2002, the Company had purchased 588,100 shares at a cost of approximately $13.1 million.

     Capital expenditures are generally for new store openings, remodeling of existing stores and facilities, customary store maintenance and operating and information system enhancements and upgrades. Capital expenditures were $23.2 million in the current year as compared to $4.9 million in the prior year. Management estimates that capital expenditures will be approximately $45.0 million during 2002, principally for a new point of sale system, warehouse management system, the opening of fourteen new stores and remodels and relocations of existing stores. While there can be no assurances, management believes that there should be sufficient liquidity to cover both the Company's short-term and long-term funding needs.

Accounts Receivable Securitization

     The Company transforms accounts receivable into securities that are sold to investors, a process referred to as securitization. The Securitization Facility is the agreement through which these securities are sold to outside investors. The Securitization Facility, which is an off-balance sheet financing vehicle, is an important source of the Company's liquidity. Further, the Securitization Facility provides the Company with a lower cost of financing as compared to the Company's Revolving Facility. In accordance with the terms and requirements of the Securitization Facility, the Company transfers all of the accounts receivables generated by the holders of the Company's private label credit card that meet certain eligibility requirements to a special purpose master trust (the "Trust"). The accounts receivable held in the Trust collateralize borrowings under the Securitization Facility, and the Trust is operated in a fashion intended to ensure that its assets and liabilities are distinct from those of the Company and its other affiliates. The Trust sells certificates representing undivided interests in the accounts receivables to outside investors (the "Sold Interests"). The amount of the Sold Interests outstanding at any time represents the amount of the Company's off-balance sheet debt (also referred to as borrowings under the Securitization Facility). The Company retains the remaining undivided interest in the Trust in the form of a subordinated transferor certificate, an exchangeable transferor certificate, as well as possessing the right to receive the excess cash receipts from the receivables over those contractually required to be paid to the Sold Interests (collectively, the "Retained Interest"). The Company's right to proceeds from the collection of the receivables under its Retained Interest is subordinate to the rights of the Sold Interests.

     The Sold Interests are represented by Class A certificates. The holders of the Class A certificates are entitled to monthly interest distributions at the contractually defined rate of return of periodic commercial paper rates plus 0.37%. The interest distributions to the Class A certificate holders are payable from finance charge income generated by the credit card receivables held by the Trust. The Company services the credit card receivables held by the Trust and receives a servicing fee of 2.0% of the outstanding Sold Interests.

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

Recent Accounting Pronouncements

     On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."  These statements change the accounting for business combinations and goodwill in two significant ways.  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Use of the pooling-of-interests method is prohibited.  SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  The adoption of these statements as of February 3, 2002 did not have a material effect on the Company's financial position or results of operations because the Company has not engaged in any business combinations and has no goodwill recorded.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for the Company beginning February 2, 2003. The adoption is not expected to have a material effect on the Company's financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 effective February 3, 2002. The adoption did not have a material effect on the Company's financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. SFAS No. 145 also amends other existing pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions relating to the reporting of gains and losses from extinguishment of debt become effective for the Company beginning February 2, 2003 with earlier adoption encouraged. All other provisions of this standard are currently effective for the Company and did not have a significant impact on the Company's financial condition or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for the Company beginning February 2, 2003. The Company is currently evaluating the impact of this provision will have on its future results of operations and financial condition.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Borrowings under the Company's Securitization Facility, which totaled $140.0 million at August 3, 2002, bear a floating rate of interest. A hypothetical 10% change in interest rates from the August 3, 2002 levels would have an approximate $0.1 million effect on the Company's annual results of operations on a pre-tax basis and on cash flows.

PART II - OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

     During the fiscal quarter ended August 3, 2002, the Company did not have any new material legal proceedings brought against it, its subsidiaries or their properties.

     As reported in the Company's Form 10-K for the year ended February 2, 2002, on November 3, 2000, Stage Delaware received a copy of the United States Securities and Exchange Commission's (the "SEC") August 3, 2000 Order Directing Private Investigation In the Matter of Stage Stores, Inc. (the "SEC Order"). The SEC Order is a confidential document directing a non-public investigation into related party transactions previously reported by Stage Delaware on Form 8-K dated March 9, 2000. The Company cooperated with the SEC in the investigation. By letter dated June 25, 2002, the staff of the SEC advised the Company that pursuant to the SEC's guidelines and limitations discussed in the letter, it does not intend to recommend the commencement of an enforcement proceeding against the Company in this matter.

     No other material developments occurred in connection with any previously reported legal proceedings against the Company, its subsidiaries or their properties during the last fiscal quarter.

Item 2.     CHANGES IN SECURITIES

     None

Item 3.     DEFAULTS UPON SENIOR SECURITIES

     None

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2002 Annual Meeting of Shareholders of the Company was held on May 22, 2002. The following matters were submitted to a vote of the Company's shareholders:

     1. Election of Directors. The election of nine directors (constituting the entire board of directors) for the ensuing year and until their successors are duly elected and qualified. The results of the election for each such director were as follows:
Directors	Votes For	Votes Withheld

Glenn August	17,998,487	158,632
Scott Davido	17,998,487	158,632
Alan Gilman	17,998,487	158,632
Michael Glazer	17,994,918	162,201
Michael McCreery	17,998,487	158,632
John Mentzer	17,998,450	158,669
Walter Salmon	17,998,387	158,732
James Scarborough	17,998,487	158,632
Ronald Wuensch	17,998,487	158,632

     2. Appointment of Auditors. The ratification of the selection of Deloitte & Touche LLP as the auditors to audit the consolidated financial statements of the Company and the financial statements of certain of its subsidiaries for the year ending February 1, 2003. The results of the vote with respect to such proposal were as follows:

     In Favor Of                Against                    Abstain

     17,988,806                  162,764                      5,549

     3. Approval of Material Terms of Executive Officer Performance Goals. The results of the vote with respect such proposal were as follows:

     In Favor Of                Against                    Abstain

     17,898,426                  246,399                      12,294

Item 5. OTHER INFORMATION

     None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
    Exhibits

    See "Exhibit Index" at page 28.

    Reports on Form 8-K

On May 7, 2002, the Company filed an 8-K which reported under Item 5 that on May 7, 2002, the Company issued a news release announcing sales for April 2002. A copy of the news release is attached to the Form 8-K.

On May 16, 2002, the Company filed an 8-K which reported under Item 5 that on May 15, 2002, the Company issued a news release announcing its first quarter results release date and conference call information. A copy of the news release is attached to the Form 8-K.

On May 23, 2002, the Company filed an 8-K which reported under Item 5 that on May 22, 2002, the Company issued a news release announcing results for the first quarter and updated the Company's outlook for the full fiscal year ending February 1, 2003. A copy of the news release is attached to the Form 8-K.

On June 7, 2002, the Company filed an 8-K which reported under Item 5 that on June 6, 2002, the Company issued a news release announcing sales for May 2002. A copy of the news release is attached to the Form 8-K.

On July 2, 2002, the Company filed an 8-K which reported under Item 5 that on July 1, 2002, the Company issued a news release announcing the Company's addition to the Russell Indexes. A copy of the news release is attached to the Form 8-K.

On July 9, 2002, the Company filed an 8-K which reported under Item 5 that on July 9, 2002, the Company issued a news release announcing sales for June 2002 and the Company's participation at CIBC World Markets Consumer Growth Conference. A copy of the news release is attached to the Form 8-K.

On July 30, 2002, the Company filed an 8-K which reported under Item 5 that on July 29, 2002, the Company's Board of Directors adopted and authorized the Company to implement a Stock Repurchase Program and that on July 30, 2002, the Company issued a news release announcing the Stock Repurchase Program. A copy of the news release is attached to the Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                                                        STAGE STORES, INC.

September 17, 2002                                                                                                                       /s/ James R. Scarborough

                                                                                                                                                         James R. Scarborough

                                                                                                                                                        Chief Executive Officer and President

September 17, 2002                                                                                                                       /s/ Michael E. McCreery

                                                                                                                                                         Michael E. McCreery

                                                                                                                                                         Executive Vice President, Chief Financial Officer and Secretary

CERTIFICATION

I, James Scarborough, Chief Executive Officer of Stage Stores, Inc., certify that:

  I have reviewed this report on Form 10-Q of Stage Stores, Inc.;

  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of Stage Stores, Inc. as of, and for, the periods presented in this report.

September 17, 2002                                                                                                                     /s/ James R. Scarborough

                                                                                                                                                        James R. Scarborough

                                                                                                                                                        Chief Executive Officer

CERTIFICATION

I, Michael E. McCreery, Chief Financial Officer of Stage Stores, Inc., certify that:

  I have reviewed this report on Form 10-Q of Stage Stores, Inc.;

  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of Stage Stores, Inc. as of, and for, the periods presented in this report.

September 17, 2002                                                                                                                     /s/ Michael E. McCreery

                                                                                                                                                       Michael E. McCreery

                                                                                                                                                       Chief Financial Officer

EXHIBIT INDEX

The following documents are the exhibits to this Form 10-Q. For convenient reference, each exhibit is listed according to the Exhibit Table of Regulation S-K.
Exhibit Number	Exhibit
99.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______________________________

* Filed electronically herewith