Form 10-Q
period 2002-12-13
STAGE STORES INC
filed 2002-12-16
CIK 6885

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2002

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

As of December 12, 2002, there were 18,899,650 shares of the registrant's common stock outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page
Number

Item 1. Financial Statements
Condensed Consolidated Balance Sheets - November 2, 2002 and
February 2, 2002	3
Condensed Consolidated Statements of Income - Thirteen and Thirty-Nine Weeks
Ended November 2, 2002 (Reorganized), Nine Weeks Ended November 3, 2001
(Reorganized), and Four and Thirty Weeks Ended September 1, 2001 (Predecessor)	4
Condensed Consolidated Statements of Cash Flows - Thirty-Nine Weeks
Ended November 2, 2002 (Reorganized), Nine Weeks Ended November 3, 2001
(Reorganized) and Thirty Weeks Ended September 1, 2001 (Predecessor)	5
Condensed Consolidated Statement of Stockholders' Equity
for the Thirty-Nine Weeks Ended November 2, 2002	6
Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 2. Changes in Securities and Use of Proceeds	28

Item 3. Defaults Upon Senior Securities	29

Item 4. Submission of Matters to a Vote of Security Holders	29

Item 5. Other Information	29

Item 6. Exhibits and Reports on Form 8-K	29

SIGNATURES	30

CERTIFICATIONS	31

EXHIBIT INDEX	33

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

References to a particular year are to the Company's fiscal year which is the 52 or 53 week period ending on the Saturday closest to January 31st of the following calendar year. For example, a reference to "2001" is a reference to the fiscal year ended February 2, 2002 and a reference to "2002" is a reference to the fiscal year ending February 1, 2003. The 2001 and 2002 fiscal years consist of 52 weeks.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Stage Stores, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par values)
(unaudited)

	November 2, 2002	February 2, 2002

ASSETS
Cash and cash equivalents	$ 16,328	$ 22,679
Retained interest in receivables sold	82,939	114,769
Accounts receivable, net	11,078	11,524
Merchandise inventories	221,430	178,818
Prepaid expenses and other current assets	18,771	17,688
Total current assets	350,546	345,478

Property, equipment and leasehold improvements, net	133,565	109,612
Other assets	6,768	5,629
Total assets	$ 490,879	$ 460,719

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$ 57,293	$ 60,417
Accrued expenses and other current liabilities	52,803	47,324
Current portion of long-term debt	210	197
Total current liabilities	110,306	107,938

Long-term debt	672	873
Other long-term liabilities	14,417	11,684
Total liabilities	125,395	120,495

Commitments and contingencies

Common stock, par value $0.01, 50,000 shares
authorized, 19,984 and 19,973 shares issued	200	200
Additional paid-in capital	326,463	318,090
Less treasury stock - at cost (1,007 shares in 2002)	(21,446)	-
Retained earnings	60,267	21,934
Stockholders' equity	365,484	340,224
Total liabilities and stockholders' equity	$ 490,879	$ 460,719

                     The accompanying notes are an integral part of this statement.

Stage Stores, Inc.
Condensed Consolidated Statements of Income
(in thousands, except earnings per share)
(unaudited)

	Reorganized		Predecessor	Reorganized		Predecessor
	Company		Company	Company		Company
	Thirteen	Nine	Four	Thirty-Nine	Nine	Thirty
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	November 2,	November 3,	September 1,	November 2,	November 3,	September 1,
	2002	2001	2001	2002	2001	2001

Net sales	$ 204,420	$ 125,253	$ 70,555	$ 618,624	$ 125,253	$ 461,642
Cost of sales and related buying,
occupancy and distribution expenses	148,308	86,892	49,136	430,067	86,892	322,029
Gross profit	56,112	38,361	21,419	188,557	38,361	139,613

Selling, general and administrative expenses	39,120	28,033	12,675	125,586	28,033	104,103
Store opening costs	400	56	-	808	56	-
Reorganization items and store closure costs	-	-	14,710	-	-	23,141
Fresh-start adjustments	-	-	35,249	-	-	35,249
Interest, net of income of $52, $83, $22,
$175, $83, and $146, respectively	377	221	978	1,316	221	10,651
Income (loss) before income tax
and extraordinary item	16,215	10,051	(42,193)	60,847	10,051	(33,531)
Income tax expense	6,000	3,920	5	22,514	3,920	15
Net income (loss) before extraordinary item	10,215	6,131	(42,198)	38,333	6,131	(33,546)
Extraordinary item - gain on debt discharge	-	-	265,978	-	-	265,978

Net income	$ 10,215	$ 6,131	$ 223,780	$ 38,333	$ 6,131	$ 232,432

Basic and Diluted earnings per share data:
Basic earnings (loss) per common share
before extraordinary item	$ 0.53	$ 0.31	$ (1.50)	$ 1.94	$ 0.31	$ (1.19)
Extraordinary item - gain on debt discharge	-	-	9.47	-	-	9.47
Basic earnings per share	$ 0.53	$ 0.31	$ 7.96	$ 1.94	$ 0.31	$ 8.27

Basic weighted average shares outstanding	19,362	19,973	28,096	19,762	19,973	28,096

Diluted earnings (loss) per common share
before extraordinary item	$ 0.50	$ 0.31	$ (1.50)	$ 1.80	$ 0.31	$ (1.19)
Extraordinary item - gain on debt discharge	-	-	9.47	-	-	9.47
Diluted earnings per share	$ 0.50	$ 0.31	$ 7.96	$ 1.80	$ 0.31	$ 8.27

Diluted weighted average shares outstanding	20,289	19,973	28,096	21,308	19,973	28,096

The accompanying notes are an integral part of this statement.

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Reorganized		Predecessor
	Company		Company
	Thirty-Nine	Nine	Thirty
	Weeks Ended	Weeks Ended	Weeks Ended
	November 2,	November 3,	September 1,
	2002	2001	2001
Cash flows from operating activities:
Net income	$ 38,333	$ 6,131	$ 232,432
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	12,998	2,732	13,165
Amortization of debt issue costs	1,059	229	2,882
Provision for bad debts	24,232	5,627	12,606
Deferred income taxes and utilization of pre-reorganization deferred tax assets	1,873	-	-
Adjustment to accrete yield on repurchased accounts receivable	-	-	9,000
Write-off of property, equipment and leasehold improvements
and other assets associated with closed stores	-	-	1,931
Fresh-start adjustments	-	-	35,249
Gain on debt discharge	-	-	(265,978)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable and
retained interest in receivables sold	5,044	(9,793)	(255)
(Increase) decrease in merchandise inventories	(42,612)	(45,959)	26,988
(Increase) decrease in other assets	(5,054)	2,947	858
Increase (decrease) in accounts payable and other liabilities	5,088	24,682	(2,547)
Total adjustments	2,628	(19,535)	(166,101)
Net cash provided by (used in) operating activities	40,961	(13,404)	66,331

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(37,223)	(6,833)	(6,318)
Proceeds from retirement of fixtures and equipment	272	-	355
Net cash used in investing activities	(36,951)	(6,833)	(5,963)

Cash flows from financing activities:
Proceeds from (payments on):
Debtor-in-possession credit facility	-	-	(224,288)
Pre-petition working capital facility	-	-	832
Debt issue costs	(100)	-	(4,130)
Long-term debt	(188)	-	(185)
Repurchase of common stock	(21,446)	-	-
Exercise of stock options	373	-	-
Increase in borrowings under account receivable facility	3,000	10,000	175,000
Net cash provided by (used in) financing activities	(18,361)	10,000	(52,771)
Net increase (decrease) in cash and cash equivalents	(14,351)	(10,237)	7,597
Cash and cash equivalents:
Beginning of period	22,679	28,107	20,510
End of period	$ 8,328	$ 17,870	$ 28,107
Supplemental disclosures:
Interest paid	$ 688	$ 109	$ 11,053
Income taxes paid	$ 5,680	$ -	$ -

Supplemental non-cash transactions for the thirty-nine week period ended November 2, 2002 - The Company recognized $8.0 million of pre-reorganization deferred tax assets as a direct addition to additional paid-in capital.

                                                                The accompanying notes are an integral part of this statement.

Stage Stores, Inc.
Condensed Consolidated Statement of Stockholders' Equity
For the Thirty-Nine Weeks Ended November 2, 2002
(in thousands)
(unaudited)

	Common		Additional	Treasury
	Stock		Paid-in	Stock		Retained
	Shares	Amount	Capital	Shares	Amount	Earnings	Total

Balance, February 2, 2002	19,973	$ 200	$ 318,090	-	$ -	$ 21,934	$ 340,224
Escrow shares cancelled pursuant
to cash-share option of Company's
Plan of Reorganization	(14)	-	-	-	-	-	-
Repurchases of common stock	-	-	-	(1,007)	(21,446)	-	(21,446)
Stock options exercised	25	-	373	-	-	-	373
Net income	-	-	-	-	-	38,333	38,333
Recognition of pre-reorganization
deferred tax assets	-	-	8,000	-	-	-	8,000

Balance, November 2, 2002	19,984	$ 200	$ 326,463	(1,007)	$ (21,446)	$ 60,267	$ 365,484

                                          The accompanying notes are an integral part of this statement.

Stage Stores, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

     The accompanying Unaudited Consolidated Financial Statements of Stage Stores, Inc. ("Stage Stores" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Those adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The Unaudited Consolidated Condensed Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto filed with Stage Stores' Annual Report on Form 10-K for the year ended February 2, 2002. References to a particular year are to Stage Stores' fiscal year, which is the 52 or 53 week period ending on the Saturday closest to January 31st of the following calendar year. For example, a reference to "2001" is a reference to the fiscal year ended February 2, 2002 and a reference to "2002" is a reference to the fiscal year ending February 1, 2003. Certain reclassifications have been made to prior year balances to conform with the current year presentation.

     Stage Stores, through its wholly-owned subsidiaries Specialty Retailers (TX) LP and SRI Limited Partner LLC, operates family apparel stores under the names "Bealls", "Palais Royal" and "Stage" offering nationally recognized brand name family apparel, accessories, cosmetics and footwear. As of November 2, 2002, the Company operated 354 stores in 13 states located throughout the south central United States.

     On June 1, 2000, the Company's predecessors, Stage Stores, Inc., a Delaware corporation, Specialty Retailers, Inc. (NV) and Specialty Retailers, Inc. (collectively, the "Debtors") filed voluntarily petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code (the "Chapter 11 Proceedings"). The Company's Plan of Reorganization (the "Plan") was confirmed on August 8, 2001 and became effective on August 24, 2001 (the "Effective Date"). For financial reporting purposes, the Effective Date of the Plan was assumed to be September 1, 2001, the last day of the Company's seventh fiscal period. With the change in ownership resulting from the Plan, the Company adopted fresh-start reporting in accordance with the recommended accounting principles for entities emerging from Chapter 11 set forth in the American Institute of Certified Public Accountants Statement of Position 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. The adjustments to reflect the consummation of the Plan, including the gain on discharge of pre-petition liabilities and the adjustment to record assets and liabilities at their fair value, were reflected in the thirty week period ended September 1, 2001. Accordingly, the financial position and operations for the Reorganized Company are not prepared on a basis comparable to those of the Predecessor Company.

2. Accounts Receivable Securitization Program

     In conjunction with the Company's emergence from the Chapter 11 Proceedings, on the Effective Date, the Company entered into a three year, $200.0 million accounts receivable securitization facility (the "Securitization Facility"). Under the Securitization Facility, the Company sells credit card receivables in securitization transactions. In accordance with the terms and requirements of the Securitization Facility, the Company transfers all of the accounts receivables generated by the holders of the Company's private label credit card that meet certain eligibility requirements to a special purpose master trust (the "Trust"). In all those securitizations, the Company retains servicing responsibilities and subordinated interests. The Company receives annual servicing fees of two percent of the outstanding balance and rights to future cash flows arising after the investors in the Trust have received the return for which they contracted. The Company's retained interest is subordinate to investors' interests. Except for the subordination of the Company's retained interest, the investors in the Trust have no recourse against the Company for failure of the credit card customers to pay when due. The value of the Company's retained interest is subject to credit, prepayment and interest rate risks on the transferred financial assets.

     In the thirty-nine weeks ended November 2, 2002 and nine weeks ended November 3, 2001, the Company recognized pretax gains of approximately $2.3 million and $0.6 million, respectively, on the sale of credit card receivables. For a description of the calculation methodology, see "Components of Net Credit Income" in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The key assumptions used to measure the fair value at the time of sale were as follows:

	Thirty-Nine	Nine
	Weeks Ended	Weeks Ended
	November 2,	November 3,
	2002	2001
Repayment speed	14.0%	14.0%
Expected credit losses as percentage of
average receivables	11.4%	12.7%
Residual cash flows discount rate	15.0%	15.0%
Variable return to third party certificate holders	Periodic commercial	Periodic commercial
	paper plus 0.37%	paper plus 0.37%

     At November 2, 2002, the key assumptions and the sensitivity of the current fair value of the Company's retained interest caused by immediate 10% and 20% adverse changes in those key assumptions are as follows (in thousands):

Repayment speed	14.0%
Impact on fair value of 10% adverse change	(1,701)
Impact on fair value of 20% adverse change	(3,574)

Expected credit losses as a % of average receivables (annual rate)	11.4%
Impact on fair value of 10% adverse change	(2,736)
Impact on fair value of 20% adverse change	(5,465)

Residual cash flows discount rate	15.0%
Impact on fair value of 10% adverse change	(596)
Impact on fair value of 20% adverse change	(1,189)

Variable return to certificate holders
Impact on fair value of 10% adverse change	(64)
Impact on fair value of 20% adverse change	(133)

Reduction in third party trust certificates outstanding of $168.0 million:
Impact of a 10% reduction in balances outstanding	(864)
Impact of a 20% reduction in balances outstanding	(1,522)

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

     The table below summarizes the cash flows received from the Trust during the thirty-nine weeks ended November 2, 2002 and nine weeks ended November 3, 2001 (in thousands):

	Thirty-Nine	Nine
	Weeks Ended	Weeks Ended
	November 2,	November 3,
	2002	2001
Net proceeds from securitization	$3,000	$185,000
Collections used by the Trust to purchase new balances in revolving credit card securitizations	165,029	44,773
Servicing fees received	1,711	476
Other cash flows received on retained interests	141,736	22,833

     Private label credit card sales were $273.8 million (44.3% of total sales) and $290.5 million (49.5% of total sales) in the thirty-nine weeks ended November 2, 2002 and November 3, 2001, respectively.

     The following tables present quantitative information about the components of securitized and owned receivables, delinquencies and net credit losses:

Managed Accounts Receivable Balances (in thousands):
	November 2,	February 2,	November 3,
	2002	2002	2001
Accounts receivable securitized (1)	$ 168,000	$ 165,000	$ 185,000
Accounts receivable held for securitization	92,307	124,585	84,881
Total accounts receivable held in Trust	260,307	289,585	269,881
Accounts receivable ineligible for securitization	12,366	12,367	11,256
Total managed accounts receivable	$ 272,673	$ 301,952	$ 281,137

______________________________

  Equal to the off-balance sheet borrowings outstanding under the Securitization Facility.

Reconciliation of Managed Accounts Receivable to Balance Sheet Presentation (in thousands):

	November 2,	February 2,	November 3,
	2002	2002	2001
Accounts receivable ineligible for securitization	$ 12,366	$ 12,367	$ 11,256
Allowance for doubtful accounts on ineligible receivables	(1,288)	(843)	(1,530)
Accounts receivable, net	$ 11,078	$ 11,524	$ 9,726

Accounts receivable held in Trust	$ 260,307	$ 289,585	$ 269,881
Accounts receivable securitized (1)	(168,000)	(165,000)	(185,000)
Allowance for doubtful accounts on receivables held in Trust	(27,144)	(27,269)	(23,974)
Present value of excess cash flows on retained interest	9,403	8,776	7,973
Cash reserves held in trust, net of accrued interest (2)	8,373	8,677	7,239
Retained interest in receivables sold	$ 82,939	$ 114,769	$ 76,119

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

Managed Accounts Receivable Delinquency:
	November 2,	February 2,	November 3,
	2002	2002	2001
Current	74.7%	73.8%	71.0%
Accounts receivable past due:
1 to 29 days past due	13.4%	15.4%	17.8%
30 to 59 days past due	4.0%	3.5%	4.0%
60 to 89 days past due	2.4%	2.1%	2.2%
90 days and greater past due	5.6%	5.2%	5.1%
Total *	100.0%	100.0%	100.0%

*Totals may not foot due to rounding

Charge-offs as Percentage of Average Accounts Receivable (dollars in thousands):
	Thirteen	Thirteen	Thirty-nine	Thirty-nine	Fifty-two	Fifty-two
	Weeks	Weeks	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended	Ended	Ended
	November 2,	November 3,	November 2,	November 3,	November 2,	November 3,
	2002	2001	2002	2001	2002	2001

Average accounts receivable	$ 275,697	$ 279,966	$ 281,166	$ 282,499	$ 284,890	$ 290,467
Net principal charge-offs	7,917	6,532	23,916	24,084	32,346	40,836
Net principal charge-offs as a
percentage of average receivables	2.9%	2.3%	8.5%	8.5%	11.4%	14.1%

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

3. Financing Agreements

     In conjunction with the Company's emergence from the Chapter 11 Proceedings, on the Effective Date, the Company entered into a three year, $125.0 million senior secured revolving credit facility (the "Revolving Facility"), which also supports the Company's outstanding letters of credit, and the Securitization Facility (collectively, the "Financing Agreements"). The initial proceeds from the Securitization Facility were used by the Company to (i) repay the total amount outstanding under the Company's $450.0 million debtor-in-possession credit facility as of the Effective Date, (ii) make certain payments under the Plan in connection with priority claims, administrative claims and secured claims and (iii) pay related transaction costs, fees and expenses. The Financing Agreements are used by the Company, in conjunction with other liquidity sources, to provide financing for working capital, letters of credit, capital expenditures, interest payments and other general corporate purposes. Substantially all of the Company's assets are pledged as collateral under the Financing Agreements.

     Borrowings under the Revolving Facility are limited to the availability under a borrowing base that is determined on eligible inventory, while borrowings under the Securitization Facility are limited to eligible accounts receivable generated under the Company's private label credit card program. Borrowings under both facilities are payable upon maturity at August 24, 2004. The daily interest rates under the Revolving Facility are determined by a base rate or Eurodollar rate plus an applicable margin as set forth in the Revolving Facility agreement. Amounts outstanding under the Securitization Facility are funded by the issuance of commercial paper in the open market through a conduit at various rates and maturities. As a result, the daily interest rates under the Securitization Facility are based upon the periodic commercial paper rates of the applicable conduit purchasers. If the commercial paper market is unavailable, amounts outstanding under the Securitization Facility will be funded by liquidity providers with interest at the Eurodollar rate, plus 2.0%. The Company pays a standby fee to the liquidity providers equal to a per annum rate of 0.625% of the total amount of their respective commitments under the Securitization Facility. In addition, the Company entered into an interest rate cap agreement on August 24, 2001, establishing a maximum fixed rate of 9.0% on the full amount of the $200.0 million Securitization Facility. On November 2, 2002, there were no borrowings outstanding under the Revolving Facility, while borrowings under the Securitization Facility, which are accounted for off-balance sheet, totaled $168.0 million. On November 2, 2002, excess availability under the Revolving Facility, net of letters of credit outstanding of $11.7 million, was $113.3 million, while excess availability under the Securitization Facility was $32.0 million.

     The Company continually monitors its liquidity position and compliance with its Financing Agreements. The Revolving Facility contains covenants which, among other things, restrict the (i) incurrence of additional debt and capital lease obligations, (ii) payment of dividends and other payments to shareholders, (iii) aggregate amount of capital expenditures and (iv) transactions with related parties. Additionally, the Company received a Letter Amendment and Waiver permitting it to repurchase up to $25.0 million of its common stock during fiscal 2002. The Revolving Facility also requires the Company to maintain compliance with specific financial covenants, including specified Leverage Ratio, Fixed Charge Coverage Ratio and Tangible Net Worth levels calculated quarterly. Further, the Securitization Facility describes certain conditions and events that could cause an early amortization of the amounts then outstanding under the Securitization Facility. These include such things as the Company not maintaining compliance with certain financial covenants, having a material adverse change in the ability of the Company to perform its obligations under the Securitization Facility, having a material adverse change in the collectibility of the accounts receivables and other specific conditions and events. Each facility contains cross default provisions. At November 2, 2002, the Company was in compliance with all of the debt covenants of the Financing Agreements.

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

     At February 2, 2002, the Company had net deferred tax assets of approximately $48.8 million, of which approximately $16.1 million is related to the federal net operating loss carryforwards generated by the Predecessor Company. The Company had recorded at February 2, 2002 a valuation allowance against these deferred tax assets of approximately $43.4 million. The portion of deferred tax assets related to federal net operating loss carryforwards that can be realized is limited to approximately $5.4 million annually. The Company's ability to realize the benefits of these deferred tax assets is dependent on the Company's ability to generate future taxable income. SFAS No. 109 requires recognition of future tax benefits of these deferred tax assets to the extent such realization is more likely than not. In recognizing $8.0 million of such tax benefits during the thirty-nine weeks ended November 2, 2002, resulting in a valuation allowance of approximately $35.4 million at November 2, 2002 against deferred tax assets, management has considered the nonrecurring nature of significant expenses which contributed to the creation of the operating loss carryforwards, the improving trend of operations and the expected realization of the benefits of the deferred tax assets. Consistent with the requirements of SFAS No. 109, any tax benefits recognized related to pre-reorganization deferred tax assets are recorded as a direct addition to additional paid-in-capital.

5. Earnings per Share

     Basic earnings per share is computed using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is computed using both the weighted average number of common shares outstanding and all of the potentially dilutive common share equivalents outstanding. Stock options and warrants are the only potentially dilutive share equivalents that the Company has outstanding in the post-emergence period. For the thirteen weeks ended November 2, 2002, dilution was calculated by adding 238,553 shares related to warrants and 687,927 related to stock options to the weighted average shares outstanding of 19,362,423 for total diluted shares of 20,288,903. For the thirty-nine weeks ended November 2, 2002, dilution was calculated by adding 525,062 shares related to warrants and 1,021,580 shares related to stock options to the weighted average shares outstanding of 19,761,541 for total diluted shares of 21,308,183. For the nine weeks ended November 3, 2001, both the basic and diluted weighted average common shares outstanding were 19,972,653 as none of the common stock equivalents outstanding were dilutive. For the Predecessor Company, none of the common share equivalents outstanding were dilutive.

6. Stock Repurchase Program

     On July 29, 2002, the Board of Directors approved a stock repurchase program authorizing the Company to buy, from time to time during its 2002 fiscal year, up to $15.0 million of its common stock. On September 19, 2002, the Board of Directors approved the repurchase of an additional $10.0 million of the Company's common stock. Additional amounts of its outstanding common stock may also be repurchased using the proceeds that the Company receives from the exercise of options under its 2001 Equity Incentive Plan, including the tax benefits which will accrue to the Company from the exercise of these options. During the third quarter ended November 2, 2002, the Company purchased 887,308 of its shares at a cost of approximately $18.4 million. As of December 12, 2002, the Company had purchased 1,139,608 of its shares at a cost of approximately $24.8 million.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. SFAS No. 145 also amends other existing pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions relating to the reporting of gains and losses from extinguishment of debt become effective for the Company beginning February 2, 2003 with earlier adoption encouraged. If gains on extinguishment of debt previously reflected as extraordinary do not meet the definition of extraordinary under APB 30, a reclassification will be made in the financial statements issued subsequent to the adoption date. All other provisions of this standard are currently effective for the Company and did not have a significant impact on the Company's financial condition or results of operations.

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

8. Commitments and Contingencies

     Litigation: From time to time the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of their business.

     As a result of the bankruptcy filing, Granite National Bank ("GNB") and its directors voluntarily entered into a Consent Order and Stipulation and Consent to the Issuance of a Consent Order (the "Consent Order") with the Office of the Comptroller of the Currency (the "OCC"). The Consent Order was initially entered into on August 3, 2000 and later amended on June 21, 2001. Among other things, under the Consent Order, GNB was required to provide to the OCC certain periodic operating reports, maintain minimum capitalization and liquidity levels and to take steps to ensure ongoing compliance with all federal regulations and consumer compliance laws. The OCC has advised GNB that it terminated the Consent Order effective November 20, 2002.

     On June 1, 2000, the Company's predecessors, the Debtors, filed voluntary petitions under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Bankruptcy Court"). During the Chapter 11 Proceedings, the Debtors continued to manage and operate their assets and business as a debtors-in-possession, pending the formulation and confirmation of a plan of reorganization and subject to the supervision and orders of the Court. Additionally, an unsecured creditor committee was formed and had the right to review and participate in the Chapter 11 Proceedings. On April 24, 2001, the Debtors filed, and subsequently amended on May 14, May 21, May 25 and June 6, 2001, a "Disclosure Statement," pursuant to Section 1125 of the Bankruptcy Code, and a "Plan of Reorganization" with the Court. On June 6, 2001, the Court approved the Disclosure Statement. On August 8, 2001, the Plan, as modified on August 8, 2001, was confirmed by the Court (the "Confirmation Order"). On August 24, 2001, the Debtors emerged from the Chapter 11 Proceedings.

     In May 2001, nearly one year after the bankruptcy cases were filed, and after the initial Disclosure Statement and Plan of Reorganization had been filed, Dov Avni Kaminetzky ("Kaminetzky"), purchased some shares of stock in Stage Delaware. After purchasing such shares, Kaminetzky filed a number of pleadings in the Court seeking various forms of relief, and filed objections to the Disclosure Statement previously filed by the Debtors. Ultimately and as described above, the Court approved the Disclosure Statement, confirmed the Plan and denied the various motions for relief filed by Kaminetzky. Subsequently, Kaminetzky appealed the Confirmation Order to the United States District Court for the Southern District of Texas (the "District Court") and requested the Bankruptcy Court to stay the implementation of the confirmed Plan pending the outcome of the appeal. The Bankruptcy Court denied Kaminetzky's request for a stay pending appeal and subsequently sanctioned Kaminetzky on September 25, 2001 for the various actions he took in the Debtors' Chapter 11 Proceeding (the "Sanction Order"). Pursuant to the Sanction Order, the Company was granted a judgment against Kaminetzky in the amount of $0.4 million. Kaminetzky appealed the Sanction Order to the District Court. On September 17, 2002, Kaminetzky's appeals of the Confirmation Order and the Sanction Order were dismissed by the District Court. Kaminetzky has appealed those dismissals to the United States Court of Appeals for the Fifth Circuit.

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

     As of November 2, 2002, the Company, through its wholly owned subsidiaries Specialty Retailers (TX) LP and SRI Limited Partner LLC, operated 354 stores located in 13 states throughout the south central United States. Although the Company's stores may be operated under its "Stage", "Bealls" and "Palais Royal" trade names depending on the geographical market, the Company operates the vast majority of its stores under one concept and one strategy.

     On June 1, 2000, the Company's predecessors, Stage Stores, Inc., a Delaware corporation, Specialty Retailers, Inc. (NV) and Specialty Retailers, Inc. filed voluntarily petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code (the "Chapter 11 Proceedings"). The Company's Plan of Reorganization (the "Plan") was confirmed on August 8, 2001 and became effective on August 24, 2001 (the "Effective Date"). For financial reporting purposes, the Effective Date of the Plan was assumed to be September 1, 2001, the last day of the Company's seventh fiscal period. With the change in ownership resulting from the Plan, the Company adopted fresh-start reporting in accordance with the recommended accounting principles for entities emerging from Chapter 11 set forth in the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"). The adjustments to reflect the consummation of the Plan, including the gain on discharge of pre-petition liabilities and the adjustment to record assets and liabilities at their fair value, were reflected in the thirty week period ended September 1, 2001. Accordingly, the financial position and operations for the Reorganized Company are not prepared on a basis comparable to those of the Predecessor Company.

     As a result of fresh-start reporting under SOP 90-7, the financial information for periods subsequent to September 1, 2001 are not comparable to the periods prior to that date. However, the Company believes that the impact of the "fresh-start" reporting adjustments, while material, is identifiable, and that combining the nine weeks ended November 3, 2001 with the four and thirty weeks ended September 1, 2001 provides a useful basis for comparison to the current 2002 fiscal year periods. Therefore, the following discussion assumes the periods in fiscal 2001 are combined.

     The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements included in the Form 10-K.

Results of Operations

     The following table sets forth the results of operations as a percentage of sales for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2,	November 3,	November 2,	November 3,
	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and related buying,
occupancy and distribution expenses	72.6	69.5	69.5	69.7
Gross profit	27.4	30.5	30.5	30.3
Selling, general and administrative expenses	19.1	20.8	20.3	22.5
Store opening costs	0.2	-	0.1	-
Reorganization items and stores closure costs	-	7.5	-	3.9
Fresh-start adjustments	-	18.0		6.0
Interest, net	0.2	0.6	0.2	1.9
Income (loss) before income tax and*
extraordinary item	7.9%	(16.4)%	9.8%	(4.0)%

     * Totals may not foot due to rounding

     See "Proforma Operating Results" discussion below for proforma operating results for the thirteen and thirty-nine weeks ended November 3, 2001 as if the Plan had been effective and all store closures related to the Company's reorganization had been completed as of the beginning of fiscal 2001.

Thirteen Weeks Ended November 2, 2002 Compared to Thirteen Weeks Ended November 3, 2001

     Sales for the thirteen weeks ended November 2, 2002 (the "current year third quarter") increased 4.4% to $204.4 million from $195.8 million for the thirteen weeks ended November 3, 2001 (the "prior year third quarter"). Comparable store sales, which are stores that have been open at least fourteen months prior to the reporting period, increased 2.9%. The increase in comparable store sales in the current year third quarter was driven by positive comparable store sales performances in the children's, misses sportswear, dresses, shoes, swimwear and home/gifts departments. The higher rate of increase in total sales as compared to the rate of increase in comparable store sales reflects the impact of a higher number of stores in operation in the current year third quarter as compared to the prior year third quarter. During the prior year third quarter, the Company operated 342 stores throughout most of the period while it operated 347 stores during most of the current year third quarter. Stores which have been closed accounted for approximately $1.3 million of the prior year third quarter sales.

     Gross profit decreased 6.1% to $56.1 million for the current year third quarter from $59.8 million for the prior year third quarter. Gross profit, as a percent of sales, decreased to 27.4% for the current year third quarter from 30.5% for the prior year third quarter. The Company entered the third quarter with a higher level of inventory than the prior year third quarter of seasonal spring and summer goods that needed to be reduced. Aggressive clearance activities contributed to the year-over-year increase in comparable store sales, while decreasing gross margins. This decrease is primarily attributed to the sales mix during the current year third quarter which was comprised of a higher percentage of clearance merchandise as compared to the prior year third quarter, resulting in lower gross profit margins. In turn, inventory levels were lower at the end of the current year third quarter as compared to the end of the prior year third quarter on a dollar per selling square foot basis. Occupancy, buying and distribution costs, which are charged to cost of goods, were essentially flat with last year as a rate of sales.

     Selling, general and administrative ("SG&A") expenses for the current year third quarter decreased 3.9% to $39.1 million from $40.7 million in the prior year third quarter and, as a percent of sales, decreased to 19.1% from 20.8% in the comparable period last year. SG&A expenses for the current year third quarter as compared to the prior year third quarter benefited from a decrease in incentive compensation expense in the amount of $1.3 million to reflect the impact of the shortfall in the current year third quarter operating results as compared to plan and an increase in net credit income, which is recorded in SG&A expenses. Net credit income was a reduction to SG&A expenses of $5.8 million in the current year third quarter compared to $4.8 million in the prior year third quarter. For a detailed analysis of the components of net credit income, see "Components of Net Credit Income". These favorable variances were partly offset by an increase in variable store payroll and expenses resulting from the higher sales during the current year third quarter and the increased number of stores.

     Store opening costs in the current year third quarter of $0.4 million relate to the seven new stores opened in October 2002 as compared to $0.1 million incurred in the prior year third quarter related to the three stores opened in October 2001.

     The Company incurred $14.7 million of reorganization expense and store closure costs in the prior year third quarter primarily related to professional fees paid in connection with the Company's Chapter 11 Proceedings and reorganization efforts.

     With the change in ownership resulting from the Plan during prior year third quarter, the Company adopted fresh-start reporting in accordance with the recommended accounting principles for entities emerging from Chapter 11 set forth in the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. The adjustments to reflect the consummation of the Plan, including the gain of $266.0 million on discharge of pre-petition liabilities reflected as an extraordinary item and the adjustment of $35.2 million to record assets and liabilities at their fair values were reflected in the results of operations of the Predecessor Company for the thirty weeks ended September 1, 2001.

     Net interest expense for the current year third quarter decreased 68.6% to $0.4 million from $1.2 million for the prior year third quarter. The interest expense of $1.2 million recorded in the prior year third quarter primarily represents interest on the DIP Facility (as defined below). Since emergence from the Chapter 11 Proceedings, the Company's primary source of borrowing has been the Securitization Facility as discussed in "Liquidity and Capital Resources". Interest on these borrowings is classified as SG&A expense as a component of net credit income. See "Components of Net Credit Income". Current year interest expense is primarily comprised of letters of credit and commitment fees and amortization of debt issue costs. Prior to emergence, the Company's primary source of borrowing was the Company's $450.0 million debtor-in-possession credit facility (the "DIP Facility"). All interest paid under this facility was charged to interest expense.

     The Company's effective tax rate in the current year third quarter is 37.0%, resulting in income tax expense of $6.0 million, as compared to income tax expense of $3.9 million in the prior year third quarter. Tax expense during the prior year third quarter represents income tax on post-emergence earnings at a 39.0% effective tax rate. The effective tax rate for the Company has declined post-emergence due to changes in the Company's corporate structure, which has reduced state income taxes.

     As a result of the foregoing, the Company had net income of $10.2 million for the current year third quarter as compared to $229.9 million for the prior year third quarter.

Thirty-Nine Weeks Ended November 2, 2002 Compared to Thirty-Nine Weeks Ended November 3, 2001

     Sales for the thirty-nine weeks ended November 2, 2002 (the "current year") increased 5.4% to $618.6 million from $586.9 million for the thirty-nine weeks ended November 3, 2001 (the "prior year "). Comparable store sales increased 5.5%. The increase in comparable store sales in the current year was driven by positive comparable store sales performances in the Company's children's, dresses, misses sportswear, shoes, accessories, swimwear and home/gifts departments. The lower rate of increase in total sales as compared to the rate of increase in comparable store sales reflects the impact of a fewer number of stores in operation in the current year as compared to the prior year. Stores which have been closed accounted for approximately $8.2 million of the prior year sales.

     Gross profit increased 5.9% to $188.6 million for the current year from $178.0 million for the prior year. Gross profit, as a percent of sales, increased to 30.5% for the current year from 30.3% for the prior year. The gross profit percentage for the current year as compared to the prior year benefited from, among other things, (i) a reduction in the shrink accrual rate from 1.8% of sales in the prior year to 1.6% in the current year which is based on the most recent results of store physical inventories taken and ongoing loss prevention enhancements and (ii) approximately $2.1 million of lower depreciation in the current year due to the basis reduction to recorded property, equipment and leasehold improvements which occurred in the third quarter of the prior year as part of the fresh-start adjustments. Increases achieved in the gross profit margin during the first half of the current year due to a higher maintained mark-up on beginning of year inventory and initial mark-up on new receipts was substantially offset by decline in the current year third quarter gross profit margin due to the factors discussed above in the third quarter results discussion.

     Selling, general and administrative expenses for the current year decreased 5.0% to $125.6 million from $132.1 million in the prior year and, as a percent of sales, decreased to 20.3% from 22.5% in the prior year. The primary cause of the decrease in SG&A expenses was an increase in net credit income of $5.4 million. For a detailed analysis of the components of net credit income, see "Components of Net Credit Income". The remaining improvement as a rate of sales is primarily due to lower incentive compensation expense of $3.1 million and approximately $0.8 million of lower depreciation expense as discussed in the preceding paragraph. These decreases were partly offset by increased variable store payroll and expenses due to the increase in sales.

     Store opening costs in the current year of $0.8 million relate to the 14 new stores opened during the current year as compared to $0.1 million incurred in the prior year related to the three stores opened in October 2001.

     The Company incurred $23.1 million of reorganization items and store closure costs in the prior year primarily related to professional fees paid in connection with the Company's Chapter 11 Proceedings and reorganization efforts.

     The Company adopted fresh-start reporting upon emergence from Chapter 11 during the prior year. The adjustments to reflect the consummation of the Plan, including the gain of $266.0 million on discharge of pre-petition liabilities reflected as an extraordinary item and the adjustment of $35.2 million to record assets and liabilities at their fair values, were reflected in the results of operations of the Predecessor Company for the thirty weeks ended September 1, 2001.

     Net interest expense for the current year decreased 87.9% to $1.3 million from $10.9 million for the prior year. The interest expense of $10.9 million recorded in the prior year primarily represents interest on the DIP Facility. Since emergence from the Chapter 11 Proceedings, the Company's primary source of borrowing has been the Securitization Facility as discussed in "Liquidity and Capital Resources". Interest on these borrowings is classified as SG&A expense as a component of net credit income. See "Components of Net Credit Income". Current year interest expense is primarily comprised of letters of credit and commitment fees and amortization of debt issue costs. Prior to emergence, the Company's primary source of borrowing was the Company's DIP Facility. All interest paid under this facility was charged to interest expense.

     The Company's effective tax rate in the current year is 37.0%, resulting in income tax expense of $22.5 million, as compared to income tax expense of $3.9 million in the prior year. Tax expense during the prior year represents income tax on post-emergence earnings at a 39.0% effective tax rate. The effective tax rate for the Company has declined post-emergence due to changes in the Company's corporate structure, which has reduced state income taxes.

     As a result of the foregoing, the Company had net income of $38.3 million for the current year as compared to $238.6 million for the prior year.

Components of Net Credit Income

     The following tables provide a detailed analysis of the components of net credit income for each applicable period included in selling, general and administrative expenses (in thousands):

			% to
Thirteen Weeks Ended November 2, 2002:		% to	Average
	Amount	Net Sales	Receivables
Service charge and late fee income, net of charge-offs of $2,562 (1)	$ 19,116	9.4%	6.9%
Other revenues	112	0.1%	0.0%
Provision for principal bad debts (2)	(10,037)	(4.9%)	(3.6%)
General and administrative costs	(3,773)	(1.8%)	(1.4%)
Subtotal before interest expense and other adjustments	5,418	2.7%	2.0%
Interest expense on securitization facility borrowings (3)	(1,259)	(0.6%)	(0.5%)
Difference due to securitization accounting (4)	1,613	0.8%	0.6%
Net credit income *	$ 5,772	2.8%	2.1%

Average receivables balance			$ 275,697

Thirteen Weeks Ended November 3, 2001:

Service charge and late fee income, net of charge-offs of $3,092 (1)	$ 15,799	8.1%	5.6%
Other revenues	162	0.1%	0.1%
Provision for principal bad debts (2)	(6,217)	(3.2%)	(2.2%)
General and administrative costs	(3,634)	(1.9%)	(1.3%)
Subtotal before adjustment *	6,110	3.1%	2.2%
Interest expense on securitization facility borrowings (3)	(1,348)	(0.7%)	(0.5%)
Net credit income *	$ 4,762	2.4%	1.7%

Average receivables balance			$ 279,966

* Percentages may not foot due to rounding

__________________________

  Charge-offs of service charge and late fee income as a percentage of average receivables were 0.9% and 1.1% in the current and prior year third quarters, respectively. Effective September 1, 2002, new customer account terms were implemented which affected the timing of assessment and the amount of late fees. The effect of the change in account terms was the primary cause for an increase of $3.0 million in late fee income during the current year third quarter. While the change in terms is expected to continue to benefit future periods, the on-going trend of increase is not known at this time due to factors such as change in customers future payment behavior. This increase in late fees has resulted in a higher percentage of the accounts receivable balance to be comprised of finance charges and late fees. See note (2) below.

  The Company implemented a number of changes to account management and underwriting practices in late fiscal 2000. As a result, the Company was providing for bad debt expense in fiscal 2001 anticipating an improving loss trend. While the trend did improve over fiscal 2000, the estimates used in the first three quarters of the prior year assumed a lower rate than the full year result. Accordingly, the provision for bad debts in the current year third quarter is higher than the prior year third quarter in part due to a weaker economic environment, and higher expected charge-off experience than was used in the prior year assumption. Also, as discussed above, the Company implemented changes to its customer account terms effective September 1, 2002. Provision has been made in the current year third quarter for estimated uncollectible finance charges and late fees associated with the increased late fees assessed.

  The current Securitization Facility was entered into on August 24, 2001. Interest in prior year relates to borrowings during the nine weeks ended November 3, 2001. See page 21 for proforma presentation assuming the Securitization Facility had been in place for the entire thirteen weeks of the prior year.

  The issuance of certificates to outside investors (the "Sold Interests") is considered a sale of accounts receivable equal to the amount of the certificates issued. At the time of the sale, the Company recognizes a gain and an asset representing the Company's right to future cash flows arising after the Sold Interests have received the return for which they have contracted. The gain recognized is based on the carrying amount of the receivables sold, allocated between the relative fair values of the Sold Interests and the Retained Interest (as defined herein) at the date of calculation. The fair values are based on the present value of estimated future cash flows that the Company will receive over the estimated life of the securitization. The future cash flows represent an estimate of the excess finance charges and fees over the sum of interest paid to the holders of the third party certificates, credit losses and servicing fees. As part of the fresh-start adjustments, the Company adjusted the carrying value of accounts receivable of $247.9 million at September 1, 2001 to the estimated fair value. Accordingly, there was no gain recorded in the income statement on the initial sale of $175.0 million of receivables on the Effective Date. The difference due to securitization accounting during the thirteen weeks ended November 2, 2002 is primarily due to the higher increase in borrowings during the current year third quarter.

			% to
Thirty-Nine Weeks Ended November 2, 2002:		% to	Average
	Amount	Net Sales	Receivables
Service charge and late fee income, net of charge-offs of $8,682 (1)	$ 50,861	8.2%	18.1%
Other revenues	563	0.1%	0.2%
Provision for principal bad debts (2)	(24,232)	(3.9%)	(8.6%)
General and administrative costs	(11,068)	(1.8%)	(3.9%)
Subtotal before interest expense and other adjustments	16,124	2.6%	5.7%
Interest expense on securitization facility borrowings (3)	(3,715)	(0.6%)	(1.3%)
Difference due to securitization accounting (4)	627	0.1%	0.2%
Net credit income	$ 13,036	2.1%	4.6%

Average receivables balance			$ 281,166

Thirty-Nine Weeks Ended November 3, 2001:

Service charge and late fee income, net of charge-offs of $11,628 (1)	$ 47,117	8.0%	16.7%
Other revenues	753	0.1%	0.3%
Provision for principal bad debts (2)	(18,233)	(3.1%)	(6.5%)
General and administrative costs	(11,702)	(2.0%)	(4.1%)
Subtotal before adjustment	17,935	3.1%	6.3%
Interest expense on securitization facility borrowings (3)	(1,348)	(0.2%)	(0.5%)
Adjustment to accrete yield on repurchased receivables (5)	(9,000)	(1.5%)	(3.2%)
Net credit income *	$ 7,587	1.3%	2.7%

Average receivables balance			$ 282,499

* Percentages may not foot due to rounding

____________________________

  Charge-offs of service charge and late fee income as a percentage of average receivables were 3.1% and 4.1% in the current and prior year, respectively. Effective September 1, 2002, new customer account terms were implemented which affected the timing of assessment and the amount of late fees. The effect of the change in account terms was the primary cause for an increase of $3.0 million in late fee income during the current year third quarter. While the change in terms is expected to continue benefit future periods, the on-going trend of increase is not known at this time due to factors such as change in customers future payment behavior. This increase in late fees has resulted in a higher percentage of the accounts receivable balance to be comprised of finance charges and late fees. See note (2) below.

  The Company implemented a number of changes to account management and underwriting practices in late fiscal 2000. As a result, the Company was providing for bad debt expense in fiscal 2001 anticipating an improving loss trend. While the trend did improve over fiscal 2000, the estimates used in the first three quarters of the prior year assumed a lower rate than the full year result. Accordingly, the provision for bad debts in the current year is higher than the prior year in part due to a weaker economic environment, and higher expected charge-off experience than was used in the prior year assumption. Also, as discussed above, the Company implemented changes to its customer account terms effective September 1, 2002. Provision has been made in the current year third quarter for estimated uncollectible finance charges and late fees associated with the increased late fees assessed.

  The current Securitization Facility was entered into on August 24, 2001. Interest in prior year relates to borrowings during the nine weeks ended November 3, 2001. See page 23 for proforma presentation assuming the Securitization Facility had been in place for the entire thirty-nine weeks of the prior year.

  The issuance of certificates to outside investors (the "Sold Interests") is considered a sale of accounts receivable equal to the amount of the certificates issued. At the time of the sale, the Company recognizes a gain and an asset representing the Company's right to future cash flows arising after the Sold Interests have received the return for which they have contracted. The gain recognized is based on the carrying amount of the receivables sold, allocated between the relative fair values of the Sold Interests and the Retained Interest (as defined herein) at the date of calculation. The fair values are based on the present value of estimated future cash flows that the Company will receive over the estimated life of the securitization. The future cash flows represent an estimate of the excess finance charges and fees over the sum of interest paid to the holders of the third party certificates, credit losses and servicing fees. As part of the fresh-start adjustments, the Company adjusted the carrying value of accounts receivable of $247.9 million at September 1, 2001 to the estimated fair value. Accordingly, there was no gain recorded in the income statement on the initial sale of $175.0 million of receivables on the Effective Date. The difference due to securitization accounting during the thirty-nine weeks ended November 2, 2002 is primarily due to the higher increase in borrowings during the current year.

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

Proforma Operating Results

The following unaudited Consolidated Proforma Statement of Operations reflects the financial results of the Company for the thirteen and thirty-nine weeks ended November 3, 2001 as if the Plan had been effective and all store closures related to the Company's reorganization had been completed as of the beginning of fiscal 2001. All amounts are stated in thousands, except for per share data.

	For the Thirteen Weeks Ended November 3, 2001
		Restructuring
	As	Items	Closed	Fresh-Start	Financing
	Reported	and Taxes	Stores	Adjustments	Agreements	Proforma

Net sales	$ 195,808	$ -	$ -	$ -	$ -	$ 195,808
Cost of sales and related buying,
occupancy and distribution expenses	136,028	-	(33)	(504)	-	135,491	(5)
Gross profit	59,780	-	33	504	-	60,317

Selling, general and administrative expenses	40,708	-	(11)	(413)	659	40,943	(3),(5)
Reorganization items and store closure costs	14,710	(14,710)	-	-	-	-	(1)
Store opening cots	56	-	-	-	-	56
Fresh-start adjustments	35,249	-	-	(35,249)	-	-	(2)
Interest, net	1,199	-	-	-	(843)	356	(4)
Income (loss) before income tax
and extraordinary item	(32,142)	14,710	44	36,166	184	18,962
Income tax expense	3,925	3,470	-	-	-	7,395	(6)
Income (loss) before extraordinary item	(36,067)	11,240	44	36,166	184	11,567
Extraordinary item - gain on debt discharge	265,978	-	-	(265,978)	-	-
Net income	229,911	11,240	44	(229,812)	184	11,567

Basic and diluted earnings (loss) per common share
before extraordinary item	$ (1.81)					$ 0.58
Extraordinary item - gain on debt discharge	13.32					-
Basic and diluted earnings per common share	$ 11.51					$ 0.58
Basic and diluted weighted average common
shares outstanding	19,973	(7)				19,973	(7)

________________________________

(1)	Reported results have been adjusted to eliminate the net expense resulting from the Company's Chapter 11 Proceedings and subsequent reorganization efforts.
(2)	Reported results have been adjusted to eliminate the effect of fresh-start adjustments.
(3)

Securitization interest of $2.1 million included in proforma results is $2.0 million.  Proforma securitization interest consists of (i) proforma interest of $0.7 million for four weeks based on $175.0 million of borrowings (based on outstanding borrowing levels as of September 1, 2001) at an interest rate of 3.95% plus unused facility fees and amortization of debt issue costs and (ii) actual securitization interest of $1.3 million for the nine weeks ended November 3, 2001.  Proforma net credit income is $4.1 million.  This is comprised of reported net credit income of $4.8 million less proforma securitization interest of $0.7 million for the four weeks ended September 1, 2001.

(4)

 Proforma interest expense is based on (i) proforma interest of $0.1 million for four weeks based on fees associated with outstanding letters of credit of $14.1 million, amortization of debt issue costs and no outstanding borrowings and (ii) actual interest expense of $0.2 million for the nine weeks ended November 3, 2001.  Reported interest expense related to the debtor-in-possession financing of $1.0 million in the thirteen weeks ended November 3, 2001 has been eliminated.

(5)

 Reported depreciation expense prior to the Effective Date is adjusted for the impact of the basis reduction to recorded property, equipment and leasehold improvements due to fresh-start adjustments. The adjusted basis of depreciable assets owned as of the Effective Date was $100.3 million, which would result in annual depreciation expense of approximately $12.0 million. Accordingly, pro-forma results for the thirteen weeks ended November 3, 2001 include proforma depreciation of approximately $3.7 million.  $1.0 million relates to the four weeks ended September 1, 2001 on a proforma basis and $2.7 million relates to the actual depreciation for the nine weeks ended November 3, 2001 and includes additional depreciation of $0.7 million related to post emergence capital additions.

(6)

 Reported tax expense has been adjusted to reflect an effective rate of 39% for the pre-emergence period ended September 1, 2001.  The effective tax for the Company has declined post-emergence due to changes in the corporate structure, which has reduced state income taxes.

(7)	Weighted average shares outstanding represents the shares of new common stock issued under the Plan. All common share equivalents were anti-dilutive during the period.

	For the Thirty-nine Weeks Ended November 3, 2001
		Restructuring
	As	Items	Closed	Fresh-Start	Financing
	Reported	and Taxes	Stores	Adjustments	Agreements	Proforma

Net sales	$ 586,895	$ -	$ (3,304)	$ -	$ -	$ 583,591	(1)
Cost of sales and related buying,
occupancy and distribution expenses	408,921	-	(2,405)	(3,529)	-	402,987	(1),(5)
Gross profit	177,974	-	(899)	3,529	-	180,604

Selling, general and administrative expenses	132,136	-	(660)	(2,888)	(4,063)	124,525	(1),(3),(5)
Reorganization items and store closure costs	23,141	(23,141)	-	-	-	-	(1)
Store opening cots	56	-	-	-	-	56
Fresh-start adjustments	35,249	-	-	(35,249)	-	-	(2)
Interest, net	10,872	-	-	-	(9,635)	1,237	(4)
Income (loss) before income tax
and extraordinary item	(23,480)	23,141	(239)	41,666	13,698	54,786
Income tax expense	3,935	17,432	-	-	-	21,367	(6)
Income (loss) before extraordinary item	(27,415)	5,709	(239)	41,666	13,698	33,419
Extraordinary item - gain on debt discharge	265,978	-	-	(265,978)	-	-
Net income	238,563	5,709	(239)	(224,312)	13,698	33,419

Basic and diluted earnings (loss) per common share
before extraordinary item	$ (1.37)					$ 1.67
Extraordinary item - gain on debt discharge	13.32					-
Basic and diluted earnings per common share	$ 11.94					$ 1.67
Basic and diluted weighted average common
shares outstanding	19,973	(7)				19,973	(7)

__________________________________

(1)

 Reported results have been adjusted to eliminate the net expense resulting from the Company's Chapter 11 Proceedings, subsequent reorganization efforts and stores closures. This includes the reported sales of $3.3 million, cost of sales including occupancy costs of $2.4 million and direct operating expenses of $0.6 million related to the six stores closed in 2001 prior to the Effective Date.

(2)	Reported results have been adjusted to eliminate the effect of fresh-start adjustments.
(3)

Securitization interest included in proforma results is $6.3 million.  Proforma securitization interest consists of (i) proforma interest of $5.0 million for thirty weeks based on $175.0 million of borrowings (based on outstanding borrowing levels as of September 1, 2001) at an interest rate of 3.95% plus unused facility fees and amortization of debt issue costs and (ii) actual securitization interest of $1.3 million for the nine weeks ended November 3, 2001.  The adjustment to accrete yield on repurchased receivables of $9.0 million in the thirty-nine weeks ended November 3, 2001 has been eliminated.  Proforma net credit income is $11.6 million.  This is comprised of reported net credit income of $7.6 million less proforma securitization interest of $5.0 million for the thirty weeks ended September 1, 2001 plus the $9.0 million adjustment to accrete yield on repurchased receivable..

(4)

Proforma interest expense is based on (i) proforma interest of $1.0 million for thirty weeks based on fees associated with outstanding letters of credit of $14.1 million, amortization of debt issue costs and no outstanding borrowings and (ii) actual interest expense of $0.2 million for the nine weeks ended November 3, 2001.  Reported interest expense related to the debtor-in-possession financing of $10.7 million in the thirty-nine weeks ended November 3, 2001 has been eliminated.

(5)

 Reported depreciation expense prior to the Effective Date is adjusted for the impact of the basis reduction to recorded property, equipment and leasehold improvements due to fresh-start adjustments. The adjusted basis of depreciable assets owned as of the Effective Date was $100.3 million, which would result in annual depreciation expense of approximately $12.0 million. Accordingly, pro-forma results for the thirty-nine weeks ended November 3, 2001 include proforma depreciation of approximately $9.5 million.  $6.8 million relates to the thirty weeks ended September 1, 2001 on a proforma basis and $2.7 million relates to the actual depreciation for the nine weeks ended November 3, 2001 and includes, additional depreciation of $0.7 million related to post emergence capital additions.

(6)

 Reported tax expense has been adjusted to reflect an effective rate of 39% for the pre-emergence period ended September 1, 2001.  The effective tax for the Company has declined post-emergence due to changes in the corporate structure, which has reduced state income taxes.

(7)	Weighted average shares outstanding represents the shares of new common stock issued under the Plan. All common share equivalents were anti-dilutive during the peiod

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

     In conjunction with the Company's emergence from the Chapter 11 Proceedings, on the Effective Date the Company entered into a three year, $125.0 million senior secured revolving credit facility (the "Revolving Facility"), and a three year, $200.0 million accounts receivable securitization facility (the "Securitization Facility") (collectively, the "Financing Agreements"). The initial proceeds from the Securitization Facility were used by the Company to (i) repay the total amount outstanding under the Company's $450.0 million debtor-in-possession credit facility as of the Effective Date, (ii) make certain payments under the Plan in connection with priority claims, administrative claims and secured claims and (iii) pay related transaction costs, fees and expenses. On a go-forward basis, the Financing Agreements are used by the Company, in conjunction with other liquidity sources, to provide financing for working capital, letters of credit, capital expenditures, interest payments and other general corporate purposes. Substantially all of the Company's assets are pledged as collateral under the Financing Agreements.

     Total working capital increased to $240.2 million at November 2, 2002 from $237.5 million at February 2, 2002, an increase of $2.7 million. Cash flow from operations of $49.0 million were primarily used to finance $37.2 million of capital expenditures and repurchase $21.4 million of common stock under the Company's Stock Repurchase Program discussed below.

     The Company has had an increase in inventory in the current year of approximately $42.6 million while inventory increased approximately $19.0 million in the prior year. The increase in the prior year is exclusive of the $9.9 million reduction associated with the change in accounting principle related to LIFO inventory upon adoption of fresh-start reporting. The increase in the prior year was net of an approximately $15.3 million decrease associated with the liquidation of inventory in closing stores. In addition, the Company has had a higher level of receipts in the current year as compared to the prior year due to (i) the lower inventory level at the beginning of the year, and (ii) the net twelve new stores opened in the current year. The $20.2 million decrease in accounts payable from the prior year third quarter was principally due to a decline in merchandise receipts in the latter part of the current year third quarter as compared to the prior year.

     Borrowings under the Revolving Facility are limited to the availability under a borrowing base that is determined on eligible inventory, while borrowings under the Securitization Facility are limited to eligible accounts receivable generated under the Company's private label credit card program. Borrowings under both facilities are payable upon maturity at August 24, 2004. The daily interest rates under the Revolving Facility are determined by a base rate or Eurodollar rate plus an applicable margin as set forth in the Revolving Facility agreement. Amounts outstanding under the Securitization Facility are funded by the issuance of commercial paper in the open market through a conduit at various rates and maturities. As a result, the daily interest rates under the Securitization Facility are based upon the periodic commercial paper rates of the applicable conduit purchasers. If the commercial paper market is unavailable, amounts outstanding under the Securitization Facility will be funded by liquidity providers with interest at the Eurodollar rate plus 2.0%. The Company pays a standby fee to the liquidity providers equal to a per annum rate of 0.625% of the total amount of their respective commitments under the Securitization Facility. In addition, the Company entered into an interest rate cap agreement on August 24, 2001, establishing a maximum fixed rate of 9.0% on the full amount of the $200.0 million Securitization Facility. On November 2, 2002, there were no borrowings outstanding under the Revolving Facility, while borrowings under the Securitization Facility, which are accounted for off-balance sheet, totaled $168.0 million. On November 2, 2002, excess availability under the Revolving Facility, net of letters of credit outstanding of $11.7 million, was $113.3 million, while excess availability under the Securitization Facility was $32.0 million.

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

     The Company continually monitors its liquidity position and compliance with its Financing Agreements. The Revolving Facility contains covenants which, among other things, restrict the (i) incurrence of additional debt and capital lease obligations, (ii) payment of dividends and other payments to shareholders (iii) aggregate amount of capital expenditures and (iv) transactions with related parties. Additionally, the Company received a Letter Amendment and Waiver permitting it to repurchase up to $25.0 million of its common stock during fiscal 2002. The Revolving Facility also requires the Company to maintain compliance with specific financial covenants, including specified Leverage Ratio, Fixed Charge Coverage Ratio and Tangible Net Worth levels calculated quarterly. Further, the Securitization Facility describes certain conditions and events that could cause an early amortization of the amounts then outstanding under the Securitization Facility. These include such things as the Company not maintaining compliance with certain financial covenants, having a material adverse change in the ability of the Company to perform its obligations under the Securitization Facility, having a material adverse change in the collectibility of the accounts receivables and other specific conditions and events. Each facility contains cross default provisions. At November 2, 2002, the Company was in compliance with all of the debt covenants of the Financing Agreements.

     The Company's only long-term debt obligations consist of a $0.7 million (net of current portion of $0.2 million) capital lease in the form of an industrial revenue bond with annual funding requirements of $0.2 million and an approximate $8.9 million obligation under the Company's frozen defined benefit pension plan. The minimum funding requirement for 2002 under the defined benefit pension plan of approximately $2.0 million has been made as of November 2, 2002. The Company expects future cash flow from operations to be sufficient to fund these obligations and to make the necessary working capital and capital expenditure investments.

     On July 29, 2002, the Board of Directors approved a stock repurchase program authorizing the Company to buy, from time to time during its 2002 fiscal year, up to $15.0 million of its common stock. On September 19, 2002, the Board of Directors approved the repurchase of an additional $10 million of the Company's common stock. Additional amounts of its outstanding common stock may also be repurchased using the proceeds that the Company receives from the exercise of options under its 2001 Equity Incentive Plan, including the tax benefits which will accrue to the Company from the exercise of these options. As of December 12, 2002, the Company had purchased 1,139,608 of its shares at a cost of approximately $24.8 million.

     Capital expenditures are generally for new store openings, remodeling of existing stores and facilities, customary store maintenance and operating and information system enhancements and upgrades. Capital expenditures were $37.2 million in the current year as compared to $13.2 million in the prior year. Management estimates that capital expenditures will be approximately $45.0 million during 2002, principally for a new point of sale system, warehouse management system, the opening of fourteen new stores and remodels and relocations of existing stores. While there can be no assurances, management believes that there should be sufficient liquidity to cover both the Company's short-term and long-term funding needs.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. SFAS No. 145 also amends other existing pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions relating to the reporting of gains and losses from extinguishment of debt become effective for the Company beginning February 2, 2003 with earlier adoption encouraged. If gains on extinguishment of debt previously reflected as extraordinary do not meet the definition of extraordinary under APB 30, a reclassification will be made in the financial statements issued subsequent to the adoption date. All other provisions of this standard are currently effective for the Company and did not have a significant impact on the Company's financial condition or results of operations.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Borrowings under the Company's Securitization Facility, which totaled $168.0 million at November 2, 2002, bear a floating rate of interest. A hypothetical 10% change in interest rates from the November 2, 2002 levels would have an approximate $0.1 million effect on the Company's annual results of operations on a pre-tax basis and on cash flows.

Item 4. CONTROLS AND PROCEDURES

     (a)     Evaluation of disclosure controls and procedures

     The term "disclosure controls and procedures" is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 ("the Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. The Company's Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report (the "Evaluation Date"), and they have concluded that, as of the Evaluation Date, the effectiveness of such controls and procedures was adequate to ensure that required information will be disclosed on a timely basis in the Company's reports filed under the Exchange Act.

     (b)     Changes in internal controls

     The Company maintains a system of internal accounting controls that are designed to provide reasonable assurance that the Company's books and records accurately reflect all transactions and that the Company's established policies and procedures are followed. The Company has made no significant changes to its internal controls or in other factors that could significantly affect internal controls subsequent to the date of the last evaluation.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     During the fiscal quarter ended November 2, 2002, the Company did not have any new material legal proceedings brought against it, its subsidiaries or their properties.  Material developments occurred in the following legal proceedings previously reported in the Company's Annual Report on Form 10-K for the year ended February 2, 2002.

     On June 1, 2000, the Company's predecessors, Stage Stores, Inc., a Delaware corporation, Specialty Retailers, Inc. (NV) and Specialty Retailers, Inc. (collectively, the "Debtors") filed voluntary petitions under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Bankruptcy Court"). During the Chapter 11 Proceedings, the Debtors continued to manage and operate their assets and business as a debtors-in-possession, pending the formulation and confirmation of a plan of reorganization and subject to the supervision and orders of the Court. Additionally, an unsecured creditor committee was formed and had the right to review and participate in the Chapter 11 Proceedings. On April 24, 2001, the Debtors filed, and subsequently amended on May 14, May 21, May 25 and June 6, 2001, a "Disclosure Statement," pursuant to Section 1125 of the Bankruptcy Code, and a "Plan of Reorganization" with the Court. On June 6, 2001, the Court approved the Disclosure Statement. On August 8, 2001, the Plan, as modified on August 8, 2001, was confirmed by the Court (the "Confirmation Order"). On August 24, 2001, the Debtors emerged from the Chapter 11 Proceedings.

     In May 2001, nearly one year after the bankruptcy cases were filed, and after the initial Disclosure Statement and Plan of Reorganization had been filed, Dov Avni Kaminetzky ("Kaminetzky"), purchased some shares of stock in Stage Delaware. After purchasing such shares, Kaminetzky filed a number of pleadings in the Court seeking various forms of relief, and filed objections to the Disclosure Statement previously filed by the Debtors. Ultimately and as described above, the Court approved the Disclosure Statement, confirmed the Plan and denied the various motions for relief filed by Kaminetzky. Subsequently, Kaminetzky appealed the Confirmation Order to the United States District Court for the Southern District of Texas (the "District Court") and requested the Bankruptcy Court to stay the implementation of the confirmed Plan pending the outcome of the appeal. The Bankruptcy Court denied Kaminetzky's request for a stay pending appeal and subsequently sanctioned Kaminetzky on September 25, 2001 for the various actions he took in the Debtors' Chapter 11 Proceeding (the "Sanction Order"). Pursuant to the Sanction Order, the Company was granted a judgment against Kaminetzky in the amount of $396,028.65. Kaminetzky appealed the Sanction Order to the District Court. On September 17, 2002, Kaminetzky's appeals of the Confirmation Order and the Sanction Order were dismissed by the District Court. Kaminetzky has appealed those dismissals to the United States Court of Appeals for the Fifth Circuit.

     As a result of the bankruptcy filing, Granite National Bank ("GNB") and its directors voluntarily entered into a Consent Order and Stipulation and Consent to the Issuance of a Consent Order (the "Consent Order") with the Office of the Comptroller of the Currency (the "OCC"). The Consent Order was initially entered into on August 3, 2000 and later amended on June 21, 2001. Among other things, under the Consent Order, GNB was required to provide to the OCC certain periodic operating reports, maintain minimum capitalization and liquidity levels and to take steps to ensure ongoing compliance with all federal regulations and consumer compliance laws. The OCC has advised GNB that it terminated the Consent Order effective November 20, 2002.

     No other material developments occurred in connection with any previously reported legal proceedings against the Company, its subsidiaries or their properties during the last fiscal quarter.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

Item 3. DEFAULTS UPON SENIOR SECURITIES

     None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

Item 5. OTHER INFORMATION

     None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits

                    See "Exhibit Index" at page 33.

     (b)     Reports on Form 8-K

  On August 8, 2002, the Company filed an 8-K which reported under Item 5 that on August 8, 2002, the Company issued a news release announcing sales for July 2002. A copy of the news release is attached to the Form 8-K.

  On August 16, 2002, the Company filed an 8-K which reported under Item 5 that on August 15, 2002, the Company issued a news release announcing its second quarter results release date and conference call information. A copy of the news release is attached to the Form 8-K.

  On August 22, 2002, the Company filed an 8-K which reported under Item 5 that on August 22, 2002, the Company issued a news release announcing results for the second quarter and updated the Company's outlook for the full fiscal year ending February 1, 2003. A copy of the news release is attached to the Form 8-K.

  On September 5, 2002, the Company filed an 8-K which reported under Item 5 that on September 5, 2002, the Company issued a news release announcing sales for August 2002. A copy of the news release is attached to the Form 8-K.

  On September 20, 2002, the Company filed an 8-K which reported under Item 5 that on September 19, 2002, the Company issued a news release announcing an increase in stock repurchase program. A copy of the news release is attached to the Form 8-K.

  On October 10, the Company filed an 8-K which reported under Item 5 that on October 10, 2002, the Company issued a news release announcing sales for September 2002 and updates earnings guidance for third quarter 2002. A copy of the news release is attached to the Form 8-K.

  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                                                                                  STAGE STORES, INC.

  December 13, 2002                                                                                                                                                /s/ James R. Scarborough

                                                                                                                                                                                  James R. Scarborough

                                                                                                                                                                                  Chief Executive Officer and President

  December 13, 2002                                                                                                                                                 /s/ Michael E. McCreery

                                                                                                                                                                                    Michael E. McCreery

                                                                                                                                                                                     Executive Vice President, Chief Financial Officer and Secretary

  CERTIFICATION

  I, James R. Scarborough, Chief Executive Officer of Stage Stores, Inc., certify that:

    I have reviewed this quarterly report on Form 10-Q of Stage Stores, Inc.;

    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have :

      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors:

      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  December 13, 2002                                                                                                                                                                         /s/ James R. Scarborough

                                                                                                                                                                                                            James R. Scarborough

                                                                                                                                                                                                            Chief Executive Officer

  CERTIFICATION

  I, Michael E. McCreery, Chief Financial Officer of Stage Stores, Inc., certify that:

    I have reviewed this quarterly report on Form 10-Q of Stage Stores, Inc.;

    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's  board of directors:

      all significant deficiencies in the design or operation of internal controls regarding financial reporting which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6.     The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  December 13, 2002                                                                                                                                                                             /s/ Michael E. McCreery

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