Form 10-Q/A
period 2002-12-17
STAGE STORES INC
filed 2002-12-18
CIK 6885

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

     This Form 10-Q/A is being filed solely for the purpose of correcting a scrivener's error in the Condensed Consolidated Statement of Cash Flows on page 5 of the Form 10-Q originally filed on December 16, 2002.  The correction changes the amount in the line captioned "Deferred income taxes and utilization of pre-reorganization deferred tax assets" for the thirty-nine weeks ended November 2, 2002 from 1,873,000 to $9,873,000 and the related footings affected by this line in the Condensed Consolidated Statement of Cash Flows for that period.  All other information contained in this Form 10-Q/A is unchanged from the Form 10-Q filed on December 16, 2002.

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

In conjunction with the Company's Plan of Reorganization, on August 24, 2001, Stage Stores, Inc., a Delaware corporation, merged into its wholly-owned subsidiary, Specialty Retailers, Inc. (NV), a Nevada corporation. On the merger date, Specialty Retailers, Inc. (NV), the surviving corporation, changed its name to Stage Stores, Inc. Depending on the context and the period being referenced, Stage Stores, Inc., its affiliates and subsidiaries and their predecessors in interest will, from time-to-time, be referred to collectively as the "Company", "Stage Stores", "Predecessor Company", "Stage Delaware" or "Reorganized Company" in this Form 10-Q/A.

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

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Reorganized		Predecessor
	Company		Company
	Thirty-Nine	Nine	Thirty
	Weeks Ended	Weeks Ended	Weeks Ended
	November 2,	November 3,	September 1,
	2002	2001	2001
Cash flows from operating activities:
Net income	$ 38,333	$ 6,131	$ 232,432
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	12,998	2,732	13,165
Amortization of debt issue costs	1,059	229	2,882
Provision for bad debts	24,232	5,627	12,606
Deferred income taxes and utilization of pre-reorganization deferred tax assets	9,873	-	-
Adjustment to accrete yield on repurchased accounts receivable	-	-	9,000
Write-off of property, equipment and leasehold improvements
and other assets associated with closed stores	-	-	1,931
Fresh-start adjustments	-	-	35,249
Gain on debt discharge	-	-	(265,978)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable and
retained interest in receivables sold	5,044	(9,793)	(255)
(Increase) decrease in merchandise inventories	(42,612)	(45,959)	26,988
(Increase) decrease in other assets	(5,054)	2,947	858
Increase (decrease) in accounts payable and other liabilities	5,088	24,682	(2,547)
Total adjustments	10,628	(19,535)	(166,101)
Net cash provided by (used in) operating activities	48,961	(13,404)	66,331

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(37,223)	(6,833)	(6,318)
Proceeds from retirement of fixtures and equipment	272	-	355
Net cash used in investing activities	(36,951)	(6,833)	(5,963)

Cash flows from financing activities:
Proceeds from (payments on):
Debtor-in-possession credit facility	-	-	(224,288)
Pre-petition working capital facility	-	-	832
Debt issue costs	(100)	-	(4,130)
Long-term debt	(188)	-	(185)
Repurchase of common stock	(21,446)	-	-
Exercise of stock options	373	-	-
Increase in borrowings under account receivable facility	3,000	10,000	175,000
Net cash provided by (used in) financing activities	(18,361)	10,000	(52,771)
Net increase (decrease) in cash and cash equivalents	(6,351)	(10,237)	7,597
Cash and cash equivalents:
Beginning of period	22,679	28,107	20,510
End of period	$ 16,328	$ 17,870	$ 28,107
Supplemental disclosures:
Interest paid	$ 688	$ 109	$ 11,053
Income taxes paid	$ 5,680	$ -	$ -

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
Expected principal credit losses as percentage of
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

     The table below summarizes the cash flows received from the Trust during the thirty-nine weeks ended November 2, 2002 and nine weeks ended November 3, 2001 (in thousands):

	Thirty-Nine	Nine
	Weeks Ended	Weeks Ended
	November 2,	November 3,
	2002	2001
Net proceeds from securitizations	$3,000	$185,000
Collections used by the Trust to purchase new balances
in revolving credit card securitizations	165,029	44,773
Servicing fees received	1,711	476
Other cash flows received on retained interests	141,736	22,833

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

_____________________________

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

     Certain statements in this Form 10-Q/A contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the ability of the Company to maintain normal trade terms with vendors, the ability of the Company and its subsidiaries to comply with the various covenant requirements contained in the Company's Financing Agreements, the ability of the Company to maintain its private label credit card program, including the quality of its accounts receivable portfolio, the demand for apparel and other factors. The demand for apparel can be affected by an economic downturn, a decline in consumer confidence, unusual weather patterns, an increase in the level of competition in the Company's market areas, competitors' marketing strategies, changes in fashion trends, availability of product on normal payment terms and the failure to achieve the expected results of the Company's merchandising and marketing plans as well as its store opening and closing plans. In addition, the Company cannot predict, with any degree of certainty, what effect, if any, events of terrorism, if any, will have on the Company and its operations. The occurrence of any of the above could have a material and adverse impact on the Company's operating results. Most of these factors are difficult to predict accurately and are generally beyond our control. Readers should consider the areas of risk described under the caption "Risk Factors" in Item 7 of the Company's Form 10-K for the year ended February 2, 2002 (the "Form 10-K") and Item 2 of the Company's Form 10-Q for the quarter ended May 4, 2002 (the "First Quarter Form 10-Q"). Readers should carefully review the Form 10-K in its entirety, including but not limited to the Company's financial statements and the notes thereto and the risks described under "Risk Factors" in the Form 10-K and First Quarter Form 10-Q. Except for the Company's ongoing obligations to disclose material information under the federal securities laws, the Company undertakes no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

                                                                                                                                                                                  STAGE STORES, INC.

  December 17, 2002                                                                                                                                                /s/ James R. Scarborough

                                                                                                                                                                                  James R. Scarborough

                                                                                                                                                                                  Chief Executive Officer and President

  December 17, 2002                                                                                                                                                 /s/ Michael E. McCreery

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

    I have reviewed this quarterly report on Form 10-Q/A of Stage Stores, Inc.;

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

  December 17, 2002                                                                                                                                                                         /s/ James R. Scarborough

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

    I have reviewed this quarterly report on Form 10-Q/A of Stage Stores, Inc.;

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

  December 17, 2002                                                                                                                                                                             /s/ Michael E. McCreery

                                                                                                                                                                                                                Michael E. McCreery

                                                                                                                                                             Chief Financial Officer

  EXHIBIT INDEX

  The following documents are the exhibits to this Form 10-Q/A. For convenient reference, each exhibit is listed according to the Exhibit Table of Regulation S-K.

Exhibit Number	Exhibit
99.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  _______________________________

  * Filed electronically herewith