Form 10-K
period 2003-02-01
STAGE STORES INC
filed 2003-04-23
CIK 6885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [ X ]

As of August 3, 2002 (the last business day of the registrant's most recently completed second quarter), the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant was approximately $397,925,671 (based upon the closing price of the registrant's common stock as reported by Nasdaq on August 2, 2002). As of April 11, 2003, there were 18,879,730 shares of the registrant's common stock outstanding.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No _

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the registrant's Annual Meeting of Shareholders to be held on May 29, 2003 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

PART I

                                                                                    Page No.

Item 1. Business                                                                                                                                     2

Item 2. Description of Property                                                                                                             10

Item 3. Legal Proceedings                                                                                                                     11

Item 4. Submission of Matters to a Vote of Security Holders                                                                  12

PART II

Item 5. Market for the Registrant's Common Equity and Related
Stockholder Matters                                                                                                                             12

Item 6. Selected Financial Data                                                                                                             13

Item 7. Management's Discussion and Analysis of Financial Condition

and Results of Operation                                                                                                                       16

Item 7A. Quantitative and Qualitative Disclosures About Market Risk                                                    30

Item 8. Financial Statements and Supplementary Data                                                                            30

Item 9. Changes in and Disagreements with Accountants on Accounting

and Financial Disclosure                                                                                                                        30

PART III

Item 10. Directors and Executive Officers of the Registrant                                                                     30

Item 11. Executive Compensation                                                                                                           31

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters 32

Item 13. Certain Relationships and Related Transactions                                                                          32

Item 14. Controls and Procedures                                                                                                           32

Item 15. Principal Accountant Fees and Services                                                                                     32

PART IV

Item 16. Exhibits, Financial Statement Schedules

and Reports on Form 8-K                                                                                                                       32

SIGNATURES                                                                                                                                       34

CERTIFICATIONS                                                                                                                               35

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES                            F-1

EXHIBIT INDEX                                                                                                                                  X-1

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

References to a particular year are to the Company's fiscal year which is the 52 or 53 week period ending on the Saturday closest to January 31st of the following calendar year. For example, a reference to "2001" is a reference to the fiscal year ended February 2, 2002, "2002" is a reference to the fiscal year ended February 1, 2003 and a reference to "2003" is a reference to the fiscal year ending January 31, 2004. The 2000 fiscal year consisted of 53 weeks while the 2001, 2002 and 2003 fiscal years consist of 52 weeks.

PART I

ITEM 1. BUSINESS

Overview

Stage Stores is a Houston, Texas-based regional specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family. As of February 1, 2003, the Company operated 354 stores under the "Stage", "Bealls" and "Palais Royal" trade names in 13 south central states. With an average size store of approximately 17,000 selling square feet, the Company's principal focus is on consumers in small and mid-size markets which the Company believes are under-served and less competitive. Utilizing a 10 mile radius from each store, approximately 56% of the Company's stores are located in small towns and communities with populations below 50,000 people, while an additional 21% of the Company's stores are located in mid-sized communities with populations between 50,000 and 150,000 people. The remainder of the Company's stores are located in metropolitan areas, such as Houston and San Antonio, Texas. The Company believes that it is able to differentiate itself from the competition in the small and mid-size communities in which it operates by offering consumers access to basic as well as fashionable, brand name merchandise not typically carried by other retailers in the same market area. In the highly competitive metropolitan markets in which it operates, the Company competes against other national department store chains, which similarly offer moderately priced, brand name and private label merchandise. As a way of differentiating itself from the competition in these larger markets, the Company offers consumers a high level of customer service in convenient locations.

Website Access to Reports

The Company makes available, free of charge, through its website, among other things, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after they have been electronically filed with the Securities and Exchange Commission. They can be obtained by accessing the Company's website at stagestoresinc.com, clicking on "Investor Relations", then "SEC filings", then the report to be obtained. Information contained on the Company's website is not part of this Annual Report on Form 10-K.

History

The Company was formed in 1988 when the management of Palais Royal, together with several venture capital firms, acquired the family-owned Bealls and Palais Royal chains, both of which were originally founded in the 1920's. At the time of the acquisition, Palais Royal operated primarily larger stores, which were located in and around the Houston metropolitan area while Bealls operated primarily smaller stores, which were principally located in rural Texas towns. Over the next five years, the Company concentrated on integrating the two businesses, identifying their respective strengths and developing and refining its growth strategy. During this period, the Company developed a growth strategy that was focused on expanding the Company's presence in small and under-served markets across the country through new store openings and strategic acquisitions. Starting in 1994, the Company aggressively pursued its strategy, increasing its store count from 188 at the end of fiscal 1994 to a high of 688 stores at the end of the first quarter of fiscal 1999, and expanding its geographic presence to 34 states over the same period.

However, as a result of many factors including, but not limited to, the Company's rapid growth during 1997 and 1998, significant turnover in key executive positions, significant leverage coupled with an inflexible capital structure and changes in the retail environment, the Company's financial performance deteriorated significantly during 1999 and 2000. Because of the Company's rapidly deteriorating financial performance, the Company's suppliers significantly curtailed merchandise shipments to the Company during the Spring of 2000, thereby further exacerbating the Company's financial difficulties. In order to address these financial and operational issues facing the Company, on June 1, 2000, the Company's predecessors, Stage Stores, Inc., a Delaware corporation, Specialty Retailers, Inc. (NV) and Specialty Retailers, Inc. (collectively, the "Debtors") filed voluntary petitions under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Bankruptcy Court") jointly administered under Case No. 00-35089-H2-11 (the "Bankruptcy Proceedings"). During the Bankruptcy Proceedings, the Debtors developed a Disclosure Statement and a Plan of Reorganization (the "Plan") which they believed would fairly address pre-petition creditors while also allowing the Company to emerge from the Bankruptcy Proceedings without significant leverage. On June 29, 2001, the Debtors' Disclosure Statement was approved by the Bankruptcy Court. On August 8, 2001, the Plan was confirmed by the Bankruptcy Court (the "Confirmation Order"). On August 24, 2001 (the "Effective Date"), the Debtors emerged from the Bankruptcy Proceedings. On December 31, 2002, the Bankruptcy Court entered a Final Decree in the Bankruptcy Proceedings which closed the Bankruptcy Proceedings.

Under the Plan, the Company generally settled pre-petition debt claims by issuing shares of a new class of common stock in a reorganized Stage Stores to those pre-petition creditors entitled to receive such distribution under the Plan. The remaining undistributed shares of the new common stock issuable under the Plan are currently being held in escrow for future distribution pending resolution of the few remaining outstanding claims. As of April 11, 2003, there were 47,119 shares being held in escrow. The Plan did not provide for any distribution to the holders of pre-petition equity interest in the Company, including holders of the Company's old common stock and holders of the Company's old Class B Common Stock. Further, under the Plan, all pre-petition equity interests, including all shares of old common stock and old Class B Common Stock outstanding on the Effective Date, were cancelled. As a result of the consummation of the Plan, the Company's leverage and debt service requirements were significantly reduced from pre-petition levels.

Current Operations

The Company's stores offer moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family. The Company has recognized the high level of brand awareness and demand for fashionable, quality apparel by consumers in small and mid-size markets and has identified these markets as a profitable and under-served niche. The Company's retailing concept in these markets is to offer a broad range of brand name merchandise with a high level of customer service in convenient locations.

Current Trend of Business and Risk Factors. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operation" for a discussion of current trends in the Company's business. Also see "Risk Factors".

Stores. As of February 1, 2003, the Company operated 354 stores located in 13 south central states. Although the Company's stores may be operated under the "Stage", "Bealls" and "Palais Royal" trade names depending on the geographical market, the Company operates the vast majority of its stores under one concept and one strategy. Utilizing a 10 mile radius from each store, approximately 56% of the Company's stores are located in small towns and communities with populations below 50,000 people, while an additional 21% of the Company's stores are located in mid-sized communities with populations between 50,000 and 150,000 people. The remainder of the Company's stores are located in metropolitan areas, such as Houston and San Antonio, Texas.

In targeting small and mid-size markets, the Company has developed a store format, generally ranging in size from 10,000 to 35,000 selling square feet, which is smaller than typical department stores yet large enough to offer a well edited, but broad selection of merchandise. With an average size store of approximately 17,000 selling square feet, approximately 75% of the Company's stores are located in strip shopping centers in which they are typically one of the anchor stores. In addition, 21% of the Company's stores are located in local or regional shopping malls while the remaining 4% are located in either free standing or downtown buildings. The Company attempts to locate its stores by, or in the vicinity of, other tenants that it believes will help attract additional foot traffic to the area, such as grocery stores, drug stores or major discount stores such as Wal-Mart.

The Company's typical interior store layouts and visual merchandising displays are designed to create a friendly, modern department store environment. The Company's carefully edited assortment of merchandise is divided into distinct departments within each store which are clearly marked and easy to navigate as a result of the Company's standard "racetrack" configuration. In this configuration, the various merchandise departments are situated throughout the store in such a way that a central loop, or "racetrack", is created, which the Company believes helps enhance the customer's shopping experience by providing an open, easy-to-shop interior.

Expansion Strategy. During 2002, the Company opened 14 new stores, with 10 of the stores opening in Texas and 2 stores each opening in Louisiana and Arkansas. During 2003, the Company anticipates opening 25 to 30 new stores. The actual number of stores opened will be dependent upon the availability of suitable locations and current business conditions. While the cornerstone of the Company's growth strategy continues to be to identify locations in small and mid-size markets that meet its demographic, competitive and profitability criteria, some of the new stores planned for 2003 will be opened in the Company's larger markets in order to capitalize on in-fill opportunities and synergies with existing stores in the market area. The Company believes that the long-term potential of its larger markets is positive and wants to be well positioned in these markets with locations that are convenient to its customers. The Company may also consider expansion through prudent, strategic acquisitions of other regional retailers whose primary focus is small and mid-size markets.

Renovation and Remodeling. In addition to opening new stores, the Company has continued to invest in the renovation and remodeling of its existing store locations to keep them looking fresh and up-to-date. The Company believes that this enhances its customers' shopping experience and helps maintain and improve its market share in those market areas. Store renovation projects can range from updating and improving in-store lighting, fixtures, wall merchandising and signage, to more extensive remodeling and expansion projects. During 2002, the Company completed the remodeling of 12 stores and expects to complete the remodeling of between 18 and 20 stores during 2003.

Store Operations. For span-of-control purposes, the Company's stores are divided into distinct territories, regions and districts. There are two territories with two regions within each territory. Within the four regions, there are currently a total of 26 District Managers. The number of stores that each District Manager oversees depends on their proximity to each other and generally varies from a low of 12 to a high of 16. Each store is managed by a team consisting of a Manager and a number of Assistant Managers, which is dependent on the size of the store. The selling floor staff within each store consists of both full-time and part-time associates, with temporary associates added during peak selling seasons. The Company believes that this structure provides an appropriate level of oversight, management and operational control over its store operations.

Customer Service. A primary corporate objective is to provide excellent customer service through conveniently located stores staffed with well-trained and motivated sales associates. In order to ensure consistency of execution, each sales associate is evaluated based on the attainment of specific customer service standards, such as offering prompt and knowledgeable assistance, suggesting complementary items, helping customers open store charge accounts and establishing consistent contact with customers to facilitate repeat business. The Company monitors the quality of its service by utilizing "secret shoppers". The results of these customer surveys are shared and discussed with the appropriate sales associates so that excellent service can be recognized and, conversely, counseling can be used if improvements are needed. To further reinforce the Company's focus on customer service, associates who consistently display outstanding performance and who "go the extra mile for the customer" are recognized through the Company's Associate of the Quarter and President's Award programs. Depending on the program, associates who are chosen receive such rewards as a certificate of accomplishment, a recognition letter from the President, a plate with their name added to an Award Plaque, a gold or platinum name badge, an upgrade to gold VIP credit card status and a 50% off shopping spree. In addition, a President's Platinum Award Trip is awarded to one President's Award winner each year via a drawing. The Company further extends its service philosophy through the design of its stores, as discussed above, and by locating the Store Manager on the selling floor to increase accessibility to customers.

Competitive Advantages. As a result of its small and mid-size market focus, the Company generally faces less competition for brand name apparel because consumers in these markets typically are able to shop for branded merchandise only in regional malls, which are usually located more than 30 miles away. In those small and mid-size markets where the Company does compete for brand name apparel sales, competition generally comes from local retailers, small regional chains, such as Goody's, and to a lesser extent, national department stores, such as JC Penney. The Company believes it has a competitive advantage over local retailers and small regional chains due to its: (i) broader selection of brand name merchandise, (ii) distinctive retail concept, (iii) economies of scale, (iv) strong vendor relationships and (v) private label credit card program. The Company also believes it has a competitive advantage in small and mid-size markets over national department stores due to its experience with smaller markets. In addition, due to minimal merchandise overlap, the Company generally does not directly compete for branded apparel sales with national discounters such as Wal-Mart. In the highly competitive metropolitan markets in which it operates, the Company competes against other national department store chains, which similarly offer moderately priced, brand name and private label merchandise. As a way of differentiating itself from the competition in these larger markets, the Company offers consumers a high level of customer service in convenient locations. In addition, over the years, the Company has endeavored to nurture customer loyalty and foster name recognition.

Merchandising Strategy. The Company's merchandising strategy focuses on matching merchandise assortments and offerings with customers' aspirations for fashionable, quality name brand apparel in order to maximize sales and earnings potential. Further, care is given to avoid duplication and to ensure in-stock position on size and color in all merchandise selections. The Company offers a well edited selection of moderately priced, branded merchandise within distinct merchandise categories, such as women's, men's and children's apparel, accessories, cosmetics and footwear. The merchandise selection ranges from basics, which covers such things as denim, underwear and foundations, to more upscale, fashionable offerings. Merchandise mix may also vary from store to store to accommodate differing demographic factors. Over 90% of sales consist of nationally recognized brands such as Tommy Hilfiger, Liz Claiborne, Levi Strauss, Calvin Klein, Chaps/Ralph Lauren, Polo Jeanswear, Elizabeth Arden, Nautica, Jockey, Nike, Reebok and New Balance, with the top 100 vendors currently accounting for approximately 63% of annual sales. No single vendor accounted for more than 6% of the Company's 2002 retail purchases. In addition, the Company, through its membership in Associated Merchandising Corporation ("AMC"), a cooperative buying service, develops and sources imported merchandise. Its membership in AMC, along with other vendors, provides the Company with merchandise that has a high level of quality and detail at opening (i.e. lowest) or moderate price-points for its private label program, allowing it to augment its branded merchandise assortments. Private label merchandise purchased through AMC accounted for approximately 6% of the Company's total retail purchases for 2002. The Company's merchandising activities are conducted centrally from its corporate headquarters in Houston, Texas.

The following tables set forth the distribution of net sales between the Company's various merchandise categories for the periods indicated:

	Fiscal Year
Department	2002	2001

Men's/Young Men's	20%	21%
Misses Sportswear	16	15
Children's	13	13
Footwear	12	12
Junior Sportswear	10	11
Accessories	7	7
Cosmetics	5	5
Dresses	5	5
Special Size Sportswear	4	4
Intimate	4	4
Home & Gifts	2	2
Outerwear, Swimwear and Other	2	1
	100%	100%

Marketing Strategy. The Company's primary target customers are women between the ages of 25 and 59 with annual household incomes of over $25,000 who are the decision makers for family clothing purchases. The Company's broad based marketing strategy is designed to establish brand loyalty, convenience and promotional positioning. The Company uses a multi-media advertising approach, including newspapers, direct mail, radio and television to position its stores as the local destination for basic as well as fashionable, moderately priced brand name merchandise. In addition, the Company promotes its private label credit card and attempts to create strong customer loyalty through continuous one-on-one communication with its core private label credit card holders. The Company's best customers (i.e. frequent private label credit card users) are recognized and rewarded through its VIP credit card program, as discussed below, that creates greater customer retention and promotes increased purchasing activity.

To complement its marketing efforts, the Company supports local store involvement in the communities that they serve by encouraging store managers and associates to partner with local organizations and to participate in community activities.

Private Label Credit Card. The Company considers its private label credit card program to be an important component of its retailing concept because it (i) enhances customer loyalty, (ii) allows the Company to identify and regularly contact its best customers and (iii) creates a comprehensive database that enables the Company to implement detailed, segmented marketing and merchandising strategies for each store. Frequent credit card users, through the Company's VIP credit card program, enjoy an increasing array of benefits. The Company's most active charge customers are awarded a bronze, silver or gold VIP card based on their level of annual purchases. Depending on their level, holders of these cards receive such benefits as discounted or free gift-wrapping, special promotional discounts and invitations to private "VIP Only" sales. In addition, new holders of the Company's credit card receive a 10% discount the first time they use their new card. The Company believes that holders of the Company's credit card tend to buy more merchandise from the Company than those customers who do not have a Company credit card. To encourage associates to focus on getting customers to open new Company credit card accounts, the Company provides increasing incentive award payments based on the number of new charge accounts activated. In addition, top performers become eligible for additional year-end bonuses. During 2002, given the weak economic environment, the Company was less aggressive in soliciting new accounts and was more cautious in extending credit. On the other hand, third party credit card providers have been more aggressive in trying to expand the number of their cardholders. As a consequence, the penetration rate for the Company's private label credit card declined from approximately 49% of net sales in 2001 to approximately 43% of net sales in 2002.

The Company administers its private label credit card program through a dedicated in-house facility and staff located in Jacksonville, Texas. The Company has made investments in fully computerized and automated credit systems that analyze customer payment histories, automatically approve or reject new sales at point of sale and to enable account representatives to efficiently manage delinquent account collections.

Granite National Bank, N.A. ("GNB"), a nationally chartered limited purpose (CEBA) bank founded in 1998 and indirectly wholly-owned by the Company, originates the Company's credit card accounts relating to all amounts charged by private label cardholders. On a daily basis, GNB sells the accounts receivables to another wholly-owned entity, which in turn sells substantially all of the receivables to another wholly-owned special purpose entity in connection with the Company's securitization of accounts receivable (see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operation - Accounts Receivable Securitization; Off Balance Sheet Arrangement").

The Company places a high degree of importance on the relationship with its private label cardholders for the reasons discussed above. The Company is aware of the recent announcements by other retailers indicating their consummation of, or their intent to pursue, the outsourcing of their private label credit card operations. The Company continually evaluates the utilization of its assets and looks for opportunities on an ongoing basis to increase its return on capital.

Merchandise Distribution. The Company currently distributes all merchandise to its stores through its approximately 435,000 square foot distribution center located in Jacksonville, Texas. The Jacksonville facility is equipped with highly automated merchandise handling equipment that facilitates efficient distribution of merchandise to the Company's stores and provides for cross docking of prepackaged and preticketed merchandise by store. The Company continues to improve its logistical systems, focusing on the adoption of new technology and operational best practices, with the goals of receiving, processing and distributing merchandise to stores at a faster rate with better controls and at a lower cost per unit. In January 2003, the Company completed the installation of a fully integrated warehouse management system. Over time, this new system will improve logistics, productivity and efficiency of merchandise processing by compressing order-to-delivery cycle time, reducing manual efforts required to process and audit shipments, and providing visibility to inventory throughout the flow process. In addition, this system provides flexibility to accommodate enhanced merchandise flow strategies and the capability to manage central stock at the distribution center.

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

The Company utilizes a third party contract carrier to deliver merchandise to its stores. During fiscal 2002, the Company changed its third party contract carrier that handles the delivery of merchandise to its stores. This change improved the speed of delivery while lowering costs and enhancing controls over delivery of cartons.

Information Systems. The Company supports its retail concept by using multiple, highly integrated systems in business areas such as merchandising, store operations, distribution, sales promotion, credit, personnel management, store design, and accounting. The Company's core merchandising systems assist in planning, ordering, allocating and replenishing merchandise assortments for each store, based on specific characteristics and recent sales trends. The price change management system allows the Company to identify and mark down slow moving merchandise or identify items to transfer to stores selling those items more rapidly. The replenishment system allows the Company to maintain planned levels of in-stock positions in basic items such as jeans and underwear. The Company also utilizes an automated store personnel scheduling system that analyzes historical hourly and projected sales trends to schedule sales staff. This system is designed to minimize labor costs and enhance the ability to provide better matching of scheduling of sale associates with the level of traffic.

During 2002, the Company made substantial investments in its information systems to enhance its merchandising, store operations, distribution and financial controls. Numerous system enhancements were completed, including the rollout of a new touch screen, point-of-sale system with bar code scanning, electronic credit and check authorization and instant credit processing. This system also allows the Company to capture customer specific sales data for use in its merchandising system, while quickly servicing its customers. Additionally, the system facilitated the introduction of new electronic gift cards, which the Company began offering in time for the Christmas holiday shopping period. As highlighted above, a fully integrated warehouse management system was installed at the Company's Jacksonville, Texas distribution center.

Employees. At February 1, 2003, the Company employed a total of 9,820 full and part-time employees at all of its locations, of which 1,386 were salaried and 8,434 were hourly. The Company's central office (which includes corporate and credit offices) employed 462 salaried and 319 hourly employees. In its distribution center, the Company employed 29 salaried and 314 hourly employees. In its stores, the Company employed 895 salaried and 7,801 hourly employees. Those totals will vary during the year as the Company traditionally hires additional employees and increases the hours of part-time employees during peak seasonal selling periods. There are no collective bargaining agreements in effect with respect to any of the Company's employees. The Company believes that its relationship with its employees is good.

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

Trademarks. The Company regards its trademarks and their protection as important to its success. Among others, the United States Patent and Trademark Office (the "USPTO") has issued federal registrations to the Company for the following trademarks:  Bealls, Sun River Clothing Co., Whispers, Stage, Graphite and Hannah. The Company has also filed applications with the USPTO seeking federal registrations for the following trademarks:  Palais Royal, Sun River Footwear, Rebecca Malone and Specialty Kids.

Risk Factors

Events of war, terrorism and natural disasters may create uncertainty and may result in reduced revenues. The Company cannot predict, with any degree of certainty, what effect, if any, war, future events of terrorism and natural disasters, if any, will have on the Company, its operations, the other risk factors discussed below and the forward-looking statements made by the Company in this Annual Report on Form 10-K. However, the consequences of these events could have a material and adverse effect on the Company's business and financial condition.

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

Government laws and regulations could adversely impact the Company's business and financial condition. The Company, like other businesses, is subject to various federal, state and local government laws and regulations including, but not limited to, tax laws, which may be changed from time to time in response to economic or political conditions. For example, the State of Texas is currently considering measures to address its projected budget deficits. Among the measures being considered is a proposal to tax limited partnerships. If enacted as proposed, this would increase the Company's effective tax rate. The Company cannot predict whether existing laws or regulations, as currently interpreted or as reinterpreted in the future, or future laws and regulations, will materially and adversely affect the results of its operations and financial condition.

The Company faces the risk of a highly competitive retail apparel industry, which may result in the loss of customers, increased spending on marketing and advertising and reduced revenues. The retail apparel business is highly competitive. Although competition varies widely from market to market, the Company faces the risk of increased competition, particularly in its more highly populated markets from national, regional and local department and specialty stores. For example, Kohl's has opened new stores in and around several of the Company's larger market areas, namely El Paso (2), Austin (3), and Oklahoma City (4) in October 2001 and Houston (12) in March 2002 and has announced three planned openings in San Antonio in 2003. As a result, the Company faces increased competition in these markets. Some of the Company's competitors are considerably larger than the Company and have substantially greater financial and other resources. Although the Company offers brand labels not available at certain other retailers including regional department stores such as Goody's, national department stores such as Kohl's and JC Penney and large national discounters such as Wal-Mart, there can be no assurance that existing or new competitors will not carry similar branded merchandise in the future, which could have a material and adverse effect on the Company's business and financial condition.

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

Any significant deterioration in the quality of the Company's credit card accounts receivable portfolio or any adverse changes in the laws regulating the granting and servicing of credit could reduce the Company's cash flow and require additional borrowing under its Financing Agreements (as defined in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources"). Sales under the Company's private label credit card program represent a significant portion of the Company's business. Any significant deterioration in the quality of the Company's accounts receivable portfolio or any adverse changes in laws regulating the granting or servicing of credit (including late fees and the finance charges applied to outstanding balances) could have a material and adverse effect on the Company's business and financial condition. In addition, the ability of GNB to maintain its bank charter and to continue to generate new accounts receivable under the Company's private label credit card program is dependent upon its ability to maintain compliance with all applicable banking laws and regulations.

If the Company is not able to obtain merchandise product on normal trade terms, its business and financial condition could be adversely impacted. The Company is highly dependent on obtaining merchandise product on normal trade terms. If the Company does not meet its performance objectives, the Company's key vendors and factors may become more restrictive in granting trade credit by either reducing the Company's credit lines or shortening payment terms. The tightening of credit from the vendor or factor community would have a material adverse impact on the Company's business and financial condition.

If market rates of interest increase, the interest paid by the Company under its Financing Agreements will increase. Borrowings under the Company's Financing Agreements bear a floating rate of interest. If market rates of interest increase, the Company's financial results could be materially and adversely affected. See Item 7A - "Quantitative and Qualitative Disclosures about Market Risk".

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

If the Company's trademarks are successfully challenged, the outcome of those disputes could require the Company to abandon one or more of its trademarks. The Company regards its trademarks and their protection as important to its success. However, the Company cannot be sure that any trademark held by it will give it a competitive advantage or will not be challenged by third parties. Although the Company intends to vigorously protect its trademarks, the cost of litigation to uphold the validity and prevent infringement of trademarks can be substantial and the outcome of those disputes could require the Company to abandon one or more of its trademarks.

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

Any devaluation of the Mexican Peso, or imposition of restrictions on the access of citizens of Mexico to the Company's stores, could adversely impact the Company's business and financial condition. Approximately 20 of the Company's stores are located in cities that either border Mexico or that the Company considers to be in close proximity to Mexico. The Company estimates that approximately 10% of its revenues are derived from those stores. While those purchases are made in United States Dollars, a devaluation of the Mexican Peso could negatively affect the exchange rate between the Peso and the Dollar, which would result in reduced purchasing power on the part of the Company's customers who are citizens of Mexico. In that event, revenues attributable to those stores would be reduced. In addition, due to global uncertainties, including threats of acts of terrorism, it is possible that tighter restrictions may be imposed by the Federal government on the ability of citizens of Mexico to cross the border into the United States. In that case, revenues attributable to the Company's stores regularly frequented by citizens of Mexico could be reduced.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's corporate headquarters is located in a leased 130,000 square foot building in Houston, Texas. The Company owns an approximately 435,000 square foot distribution center and a credit department facility, which are located in Jacksonville, Texas. The Jacksonville distribution center and credit department facility, along with substantially all of the Company's other assets, serve as collateral for the Company's Revolving Facility (See Note 5 - Financing and Long-Term Debt in the attached Consolidated Financial Statements).

At February 1, 2003, the Company operated 354 stores, located in 13 states, as follows:

Number of
State	Stores

Alabama	3
Arizona	2
Arkansas	16
Colorado	1
Florida	2
Iowa	1
Kansas	5
Louisiana	41
Mississippi	8
Missouri	10
New Mexico	18
Oklahoma	41
Texas	206
Total	354

Stores generally range in size from 10,000 to 35,000 selling square feet, with the average being approximately 17,000 selling square feet. The Company's stores are primarily located in strip shopping centers. All store locations are leased except for three Bealls stores and one Stage store, aggregating approximately 108,000 selling square feet, which are owned. The owned Bealls stores are located in Jacksonville, Port Arthur and Lubbock, Texas. The owned Stage store is located in Lake Charles, Louisiana. The majority of leases provide for a base rent plus contingent rentals, generally based upon a percentage of net sales.

ITEM 3. LEGAL PROCEEDINGS

From time to time the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of their business.

The Bankruptcy Proceedings. On June 1, 2000, the Company's predecessors, Stage Stores, Inc., a Delaware corporation, Specialty Retailers, Inc. (NV) and Specialty Retailers, Inc. (collectively, the "Debtors") filed voluntary petitions under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Bankruptcy Court") jointly administered under Case No. 00-35089-H2-11 (the "Bankruptcy Proceedings"). On June 29, 2001, the Debtors' Disclosure Statement was approved by the Bankruptcy Court. On August 8, 2001, the Debtors' Plan of Reorganization (the "Plan") was confirmed by the Bankruptcy Court (the "Confirmation Order"). On August 24, 2001 (the "Effective Date"), the Company emerged from the Bankruptcy Proceedings. On December 31, 2002, the Bankruptcy Court entered a Final Decree in the Bankruptcy Proceedings which closed the Bankruptcy Proceedings.

Dov Avni Kaminetzky v. Stage Stores, Inc. In May 2001, nearly one year after the Bankruptcy Proceedings commenced and after the initial Disclosure Statement and Plan of Reorganization had been filed, Dov Avni Kaminetzky ("Kaminetzky") purchased approximately $4,500 worth of stock in Stage Stores, Inc., a Delaware corporation (pre-bankruptcy entity, hereafter referred to as "Stage Delaware"). After purchasing those shares, Kaminetzky filed a number of pleadings in the Bankruptcy Court seeking various forms of relief and filed objections to the Disclosure Statement and the Plan. As described above, the Bankruptcy Court approved the Disclosure Statement and confirmed the Plan. It also denied the various motions for relief filed by Kaminetzky.

Kaminetzky appealed the Confirmation Order to the United States District Court for the Southern District of Texas Houston Division (the "District Court") in Civil Action No. H-01-3688 (the "Appeal Proceeding") and requested the Bankruptcy Court to stay the implementation of the Plan pending the outcome of the Appeal Proceeding. The Bankruptcy Court denied Kaminetzky's request for a stay pending the Appeal Proceeding and subsequently sanctioned Kaminetzky on September 25, 2001 for the various actions he took in the Bankruptcy Proceedings (the "Sanction Order"). Pursuant to the Sanction Order, the Company was granted a judgment against Kaminetzky in the amount of $396,028.65.

Notwithstanding the entry of the Confirmation Order and the Sanction Order, on February 4, 2002, Kaminetzky filed an adversary proceeding in the Bankruptcy Court (Adversary No. 02-3062) (the "Adversary Proceeding") against the Company and one of the Company's directors. The Adversary Proceeding sought revocation of the Plan and requested other relief. On February 10, 2003, the Bankruptcy Court entered an Order Dismissing Adversary Proceeding.

On September 18, 2002, the District Court entered an Order of Dismissal dismissing the Appeal Proceeding (the "Order of Dismissal"). On December 10, 2002, the District Court entered an Order in the Appeal Proceeding granting the Company a judgment against Kaminetzky in the total sum of $45,896.86 for its costs and attorneys' fees expended in litigating the Appeal Proceeding. The Order also provides that if Kaminetzky appeals the Order of Dismissal to the Fifth Circuit Court of Appeals (the "Fifth Circuit") he shall pay the Company the additional sum of $20,000 as attorneys' fees for defending the Appeal Proceeding. Kaminetzky appealed the Order of Dismissal and the Bankruptcy Court's order denying stay of consummating the Plan to the Fifth Circuit. It was dismissed for want of prosecution in March 2003.

Granite National Bank. As a result of the Bankruptcy Proceedings, Granite National Bank ("GNB") and its directors voluntarily entered into a Consent Order and Stipulation and Consent to the Issuance of a Consent Order (the "Consent Order") with the Office of the Comptroller of the Currency (the "OCC"). The Consent Order was initially entered into on August 3, 2000 and later amended on June 21, 2001. Among other things, under the Consent Order, GNB was required to provide to the OCC certain periodic operating reports, maintain minimum capitalization and liquidity levels and to take steps to ensure ongoing compliance with all federal regulations and consumer compliance laws. Pursuant to an Order Terminating the Consent Order dated December 9, 2002, the OCC terminated the Consent Order.

Lemleson Medical, Education & Research Foundation Limited Partnership v. COMPUSA, Inc, et al., On April 14, 2000, one of the Company's predecessors, Stage Stores, Inc., a Delaware corporation (pre-bankruptcy entity hereafter referred to as "Stage Delaware"), was named as one of 135 Defendants in a patent infringement action brought by The Lemelson Medical, Education & Research Foundation (the "Plaintiff") in the United States District Court for the District of Arizona, Case No. CIV-00-663 PHX PGR. The Plaintiff claims to be the owner of various patents covering optical scanning devices commonly used by retail outlets at checkout counters to scan prices for customer purchases. The Complaint seeks injunctive relief to prevent alleged continuing infringement and unspecified damages for alleged past infringement. The Court and the Plaintiff were advised of the Bankruptcy Proceedings and Stage Delaware asserted the protection of the automatic stay. The Plaintiff's several actions against retailers allegedly using the scanning technology have been stayed, pending the outcome of the affirmative actions filed by certain manufacturers of the scanning equipment to declare the Plaintiff's patents invalid. The Company disputes the Plaintiff's allegations and plans to monitor the action closely.

Management believes that none of the litigation matters described above, either individually or in the aggregate, is material to the financial position, results of operations or cash flows of the Company or its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended February 1, 2003.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Since January 8, 2002, the principal market for the Company's common stock has been the Nasdaq National Market, where it trades under the symbol "STGS". From the Company's emergence from bankruptcy on August 24, 2001 until January 8, 2002, the principal market for the Company's common stock was the Pink Sheets Electronics Quotation Service (the "Pink Sheets") under the symbol "STGS".

The following table sets forth the high and low closing prices per share of the Company's common stock for each quarter in fiscal 2002 and 2001 as reported on the Nasdaq National Market and as quoted in the Pink Sheets.

	Common Stock Market Price
Fiscal 2002	High	Low
First Quarter	$33.50	$24.65
Second Quarter	36.14	23.85
Third Quarter	25.13	16.81
Fourth Quarter	28.14	17.58

Fiscal 2001
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter (1)	$9.44	$7.44
Fourth Quarter (2)	27.03	8.95

______________________________

(1) Source is the Pink Sheets. These over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

(2) Source for low closing price is the Pink Sheets and the high closing price is the Nasdaq National Market.

Holders

As of April 11, 2003, which is the record date for the determination of shareholders entitled to vote at the Company's Annual Meeting of Shareholders, there were approximately 526 holders of record of the Company's common stock.

Dividends

The Company has never declared or paid a cash dividend on its common stock and does not expect to pay cash dividends in the foreseeable future. The Company anticipates that, for the foreseeable future, earnings will be retained for investment in and growth of the Company's business and to service indebtedness. The declaration and payment of dividends by the Company are subject to the discretion of the Board of Directors (the "Board"). Any future determination to pay dividends will depend on the Company's results of operations, financial condition, capital requirements, contractual restrictions under its Financing Agreements and other factors deemed relevant by the Board. As long as any advance or any other obligation of the Company under the Financing Agreements remain unpaid, the Company's ability to pay any dividends is restricted.

Stock Repurchase Program

On July 29, 2002, the Board approved a stock repurchase program authorizing the Company to purchase, from time to time during its 2002 fiscal year, up to $15.0 million of its common stock. On September 19, 2002, the Board approved the repurchase of an additional $10.0 million of the Company's common stock. Additional amounts of its outstanding common stock may also be repurchased using the proceeds that the Company receives from the exercise of options under its 2001 Equity Incentive Plan, including the tax benefits which will accrue to the Company from the exercise of these options. As of February 1, 2003, the Company had purchased 1,169,608 of its shares at a cost of approximately $25.5 million.

ITEM 6. SELECTED FINANCIAL DATA

The following sets forth selected consolidated financial data for the periods indicated. The selected consolidated financial data for the fiscal years 1998 through 2000, for the thirty weeks ended September 1, 2001 and the twenty-two weeks ended February 2, 2002, and for fiscal 2002 should be read in conjunction with the Company's Consolidated Financial Statements included herein. All dollar amounts are stated in thousands, except for per share data.

With the change in ownership resulting from the Plan, the Company adopted fresh-start reporting in accordance with the recommended accounting principles for entities emerging from Chapter 11 as set forth in the American Institute of Certified Public Accountants Statement of Position ("SOP") 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". The adjustments to reflect the consummation of the Plan, including the gain on discharge of pre-petition liabilities and the adjustment to record assets and liabilities at their fair values, have been reflected in the accompanying consolidated financial data for the thirty weeks ended September 1, 2001. Accordingly, the consolidated financial data as of September 1, 2001 and subsequent to September 1, 2001 for the Reorganized Company are not prepared on a basis comparable to the prior periods presented.
	Predecessor Company							Reorganized Company
	Fiscal Year									Fiscal Year
						Thirty		Twenty-Two
						Weeks Ended		Weeks Ended
						September 1,		February 2,
	1998	1999		2000	(1)	2001		2002		2002
Statement of operations data:
Net sales	$1,173,547	$1,121,567		$ 952,274	(1)	$ 461,642		$ 393,933		$ 875,557
Cost of sales and related buying, occupancy and distribution expenses	839,238	897,117	(2)	714,192		320,554		276,140		610,365
Gross profit	334,309	224,450		238,082		141,088		117,793		265,192
Selling, general and administrative expenses	271,477	387,816	(3)	246,206		105,578		82,332		176,202
Store opening costs	10,192	749		-		-		56		869
Reorganization expense and store closure costs	-	44,237	(4)	114,236	(5)	23,141	(5)	-		-
Fresh-start adjustments	-	-		-		35,249	(6)	-		-
Interest, net	46,471	48,634		39,807	(7)	10,651	(7)	581		1,777
Income (loss) before income tax,
extraordinary item and cumulative
effect of change in accounting principle	6,169	(256,986)		(162,167)		(33,531)		34,824		86,344
Income tax expense	2,455	20,217	(8)	48		15		12,890		31,947
Income (loss) before extraordinary
item and cumulative effect of change
in accounting principle	3,714	(277,203)		(162,215)		(33,546)		21,934		54,397
Extraordinary item - net of tax, early
retirement of debt	-	(749)		-		-		-		-
Extraordinary item - gain on debt discharge	-	-		-		265,978	(6)	-		-
Cumulative effect of change in accounting
principle, net of tax - reporting costs
of start-up activities	-	(3,938)		-		-		-		-
Net income (loss)	$ 3,714	$ (281,890)		$ (162,215)		$ 232,432		$ 21,934		$ 54,397
Basic earnings (loss) per common share before
extraordinary item and cumulative
effect of change in accounting principle	$ 0.13	$ (9.89)		$ (5.77)		$ (1.19)		$ 1.10		$ 2.78
Basic earning (loss) per common share	$ 0.13	$ (10.06)		$ (5.77)		$ 8.27		$ 1.10		$ 2.78
Basic weighted average common shares
outstanding	27,885	28,028		28,096		28,096		19,973		19,550
Diluted earnings (loss) per common share before
extraordinary item and cumulative
effect of change in accounting principle	$ 0.13	$ (9.89)		$ (5.77)		$ (1.19)		$ 1.09		$ 2.60
Diluted earnings (loss) per common share	$ 0.13	$ (10.06)		$ (5.77)		$ 8.27		$ 1.09		$ 2.60
Diluted weighted average common shares
outstanding	28,428	28,028		28,096		28,096		20,094		20,959
Cash dividends	$ -	$ -		$ -		$ -		$ -		$ -

Margin and other data:
Gross profit margin	28.5%	20.0%		25.0%		30.6%		29.9%		30.3%
Selling, general and administrative expense rate	23.1%	34.6%		25.9%		22.9%		20.9%		20.1%
Capital expenditures	$ 88,719	$ 22,037		$ 5,390		$ 6,318		$ 15,287		$ 43,972

Store data:
Comparable store sales growth (9)	(3.0%)	(7.0%)		(7.2%)	(1)	18.4%	(1)	12.2%	(1)	1.6%
Store openings	86	10		1		-		3		14
Store closings	14	41		301	(10)	6		3		2
Number of stores open at end of period	679	648		348		342		342		354
Total selling area square footage at end of
period (thousands)	10,548	10,290		5,979		5,879		5,869		6,079

	Predecessor Company					Reorganized Company
						September 1,		February 2,		February 1,
	1998	1999		2000	(1)	2001		2002		2003
Balance sheet data (at end of period)
Working capital	$ 368,138	$ (268,606)	(11)	$ 200,049		$ 208,409		$ 238,216		$ 273,486
Total assets	857,680	554,687		665,999		421,101		459,719		532,769
Long-term debt	487,968	-	(11)	-		873		873		672
Pre-petition liabilities subject to compromise	-	-		574,968	(12)	-		-		-
Stockholders' equity (deficit)	204,392	(74,967)		(240,487)		300,000		340,224		412,117

_________________________

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

(5) Represents the net expense resulting from the Company's Bankruptcy Proceedings and subsequent reorganization efforts.

(6) With the change in ownership resulting from the Plan, the Company has adopted fresh-start reporting in accordance with the recommended accounting principles for entities emerging from Chapter 11 set forth in the American Institute of Certified Public Accountants SOP 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". The adjustments to reflect the consummation of the Plan, including the gain on discharge of pre-petition liabilities and the adjustment to record assets and liabilities at their fair values have been reflected in the accompanying consolidated financial data for the period ended September 1, 2001.

(7) For fiscal 2000, this represents interest on pre-petition debt plus interest on the debtor-in-possession credit facility (the "DIP Facility") after the Petition Date. For the thirty weeks ended September 1, 2001, this represents interest on the DIP Facility. The Company ceased accruing interest expense on pre-petition debt after the Petition Date. In addition, $7.5 million of interest expense related to the previously existing accounts receivable securitization program was charged to selling, general and administrative expense in fiscal 2000.

(8) Includes an $89.5 million valuation allowance provided for certain deferred tax assets.

(9) Comparable store sales growth is based on sales growth for those stores which have been opened at least fourteen months prior to the reporting period.

(10) Includes 108 stores that were in the process of being closed. These stores were closed by the end of the first quarter of 2001. Revenues and expenses associated with liquidation sales in closing stores subsequent to the Petition Date are included in reorganization expense and store closure costs.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

Certain statements contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the ability of the Company and its subsidiaries to maintain normal trade terms with vendors, the ability of the Company and its subsidiaries to comply with the various covenant requirements contained in the Company's Financing Agreements (as defined below), the continuation of a private label credit card program and the quality of its accounts receivable portfolio, the demand for apparel and other factors. The demand for apparel can be affected by an economic downturn, a decline in consumer confidence, unusual weather patterns, an increase in the level of competition in the Company's market areas, competitors' marketing strategies, changes in fashion trends, availability of product on normal payment terms and the failure to achieve the expected results of the Company's merchandising and marketing plans as well as its store opening plans. In addition, the Company cannot predict, with any degree of certainty, what effect, if any, wars and their repercussions will have on the Company and its operations. The occurrence of any of the above could have a material and adverse impact on the Company's operating results. Most of these factors are difficult to predict accurately and are generally beyond the Company's control. Readers should consider the areas of risk described in connection with any forward-looking statements that may be made in this Form 10-K. Readers should carefully review this Form 10-K in its entirety, including but not limited to the Company's financial statements and the notes thereto and the risks described in Item 1 - "Risk Factors". Except for the Company's ongoing obligations to disclose material information under the Federal securities laws, the Company undertakes no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements included elsewhere herein.

Current Operations

The retail industry as a whole was challenged in 2002 with a difficult operating environment. Consumer confidence was suppressed due to anxiety over domestic economic conditions, the threat of war, terrorism and other negative factors. Despite these environmental conditions, the Company recorded modest improvements in several financial measures. See "2002 Compared to 2001" below for a more detailed discussion of the Company's results in 2002. The Company believes that there will be continued sluggishness in the retail sector in the near term. So far in 2003, the Company has seen a continuation of the challenging retail and economic environment, which continues to be impacted by low consumer confidence and concerns over the economy and geopolitical events. Comparable store sales during the first nine weeks of 2003 have declined 12.2%. This trend reflects the impact of the calendar shift in the Easter Holiday from the March period in 2002 to the April period in 2003, which negatively impacted store sales comparisons for the 5-week March period ending April 5, 2003, but is expected to be beneficial to comparable store sales in the 4-week April period ending May 3, 2003.

Results of Operations

As a result of fresh-start reporting under SOP 90-7, the financial information for fiscal year 2002 and for the twenty-two weeks ended February 2, 2002 is not comparable to the thirty weeks ended September 1, 2001 and fiscal year 2000. However, the Company believes that the impact of the "fresh-start" reporting adjustments, while material, is identifiable, and that combining the twenty-two weeks ended February 2, 2002 with the thirty weeks ended September 1, 2001 provides a useful basis for comparison to 2002 and 2000. Therefore, the following discussion assumes the periods in fiscal 2001 are combined.

The following table sets forth the results of operations as a percentage of sales for the periods indicated:

	Fiscal Year
	2002	2001	2000

Net Sales	100.0%	100.0%	100.0%
Cost of sales and related buying,
occupancy and distribution expenses	69.7	69.7	75.0
Gross profit margin	30.3	30.3	25.0
Selling, general and administrative expenses	20.1	22.0	25.9
Store opening costs	0.1	-	-
Interest, net	0.2	1.3	4.1
Reorganization expense and stores closure costs	-	2.7	12.0
Fresh-start adjustments	-	4.1	-
Income (loss) before income tax and
extraordinary item*	9.9%	0.2%	(17.0)%

* Totals may not foot due to rounding.

2002 Compared to 2001

2002 was a challenging year for the Company, as well as for many other retailers. As will be discussed in greater detail later, while the Company's sales during the first 5 months of the year were meeting and, at times, exceeding internal expectations, that was not the case over the final 7 months of the year. During the final 7-month period, growing uncertainty and concern over the economy, geopolitical events, job prospects and the financial markets took a toll on consumers, and drove consumer confidence down to its lowest level in 10 years. With consumers' enthusiasm dampened, retail industry sales softened and the competitive environment toughened. The Company's overall results for 2002 reflect its strong start to the year coupled with its efforts over the final 7 months to drive sales, keep inventory levels in line with the current pace of business and maintain market share in light of the difficult economic and retail environment. Helping to offset the lower sales and margins recorded during this 7-month period was the positive impact from lower inventory shrink expense, higher income from the Company's credit card program and lower incentive compensation expense.

Sales for 2002 increased 2.3% to $875.6 million from $855.6 million for 2001. Comparable store sales, which are stores that have been open at least fourteen months prior to the reporting period, increased 1.6%. The higher rate of increase in total sales as compared to the rate of increase in comparable store sales primarily reflects the impact of sales from the 12 net new stores opened during 2002, none of which were in the comparable store base during the fiscal year.

Comparable store sales increase (decrease) by quarter was as follows:

	2002	2001*
1st Quarter	7.0%	17.1%
2nd Quarter	6.5	16.6
3rd Quarter	2.9	14.6
4th Quarter	(6.8)	14.2
Total Year	1.6	15.5

* Percentages are on a calendar adjusted basis comparing the 52 week period starting February 4, 2001 and ending February 2, 2002 to the 52 week period starting on February 6, 2000 and ending on February 3, 2001, as fiscal 2000 was a 53 week fiscal year.

Overall, the Company achieved comparable store sales increases in its accessories, children's, dresses, footwear, home & gifts and misses sportswear departments. Home & gifts, which accounted for 2% of total sales in 2002, had a 32.1% comparable store sales increase, which was the highest level achieved among all of the Company's categories of business. Comparable store sales declines occurred in mens, young mens, intimates, special sizes, juniors, and cosmetics departments. The Company believes the trend of sales by merchandise department reflects a trend similar to that expressed by other apparel retailers and is reflective of prevailing product trends and consumer interests. Geographically, the Company experienced the strongest sales performance as compared to the prior year in smaller and southern tier markets while stores in certain large population markets had the weakest sales performance due to increased competition and economic slowdown in those markets.

In analyzing comparable store sales trends for specific periods within the fiscal year, during the first 5 months of 2002, driven by strong sales of new spring and summer merchandise, comparable store sales grew by 7.7%. However, the rate of growth in comparable store sales slowed beginning in July, and turned negative in the fourth quarter, leading to a comparable store sales decline during the final 7 months of 2.1%. The decline in comparable store sales over the final 7 months of 2002 was due to, among other things, (i) a weak economic environment, (ii) low consumer confidence, (iii) a highly competitive retail environment and (iv) uncertainty over geopolitical events. Additionally, the lack of hot, must-have apparel items during the Christmas holiday sales period and the Company's more cautious approach in extending credit during the fourth quarter also contributed to the decline in comparable store sales during the 7-month period.

Gross profit increased 2.0% to $265.2 million from $258.9 for 2001. As a percent of sales, gross profit was flat compared to 2001. The gross profit percentage for the year reflected, among other things, an increase in the level of markdowns taken during the year offset by lower inventory shrink expense. The Company's improved inventory shrink benefited from investments in loss prevention equipment, coupled with enhanced loss prevention training and improved procedures. Favorable results of store physical inventories taken at year-end resulted in shrink of 1.1% of sales in 2002 compared to 1.6% of sales in 2001. The Company plans to accrue shrink at a rate of 1.2% of sales during 2003. Occupancy, buying and distribution costs, which are charged to cost of sales, were essentially flat with 2001 as a rate of sales.

The following is a summary of the change from 2001 to 2002 in the detail components of cost of sales expressed as a percent of sales by quarter:

	Increase (decrease) of the components of cost of sales
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Full Year
	2002	2002	2002	2002	2002
Merchandise cost of sales	(2.4)%	(0.1)%	3.6%	1.0%	0.5%
Shrink expense	(0.3)	(0.2)	(0.1)	(1.1)	(0.5)
Occupancy, buying and
distribution expense	(0.3)	(0.7)	(0.5)	0.8	-
Total cost of sales, and
related buying, occupancy
and distribution expense	(3.0)%	(1.0)%	3.0%	0.7%	-%

Gross profit as a percent of sales was higher during the first two quarters of the year as margins benefited from, among other things, (i) a higher cumulative mark-up on beginning of year inventory (ii) a higher initial mark-up on new receipts, (iii) reduction in shrink accrual rate from 1.8% of sales in the prior year to 1.6% in the current year and (iv) lower depreciation in the current year due to the basis reduction to recorded property, equipment and leasehold improvements which occurred in the third quarter of the prior year as part of the fresh-start adjustments. With the slowdown in sales which began during the latter part of the second quarter, the Company entered the third quarter with a higher level of seasonal spring and summer inventory than the prior year third quarter. In order to reduce the levels of its seasonal goods, the Company took an aggressive approach in taking markdowns on these goods in an attempt to accelerate the pace of their sales. While the Company was successful in its inventory reduction efforts during the third quarter of 2002, the Company's sales mix during the third quarter of 2002 was comprised of a higher percentage of seasonal merchandise as compared to 2001, which had a negative impact on merchandise margins. Gross margins during the fourth quarter of 2002 were impacted by the Company's increased promotional efforts to stimulate sales during the challenging holiday sales period and the deleveraging effect of lower sales on the occupancy, buying and distribution expense components included in cost of sales. This was offset by the favorable inventory results as shrink expense was $3.0 million lower in the current year fourth quarter compared to the prior year fourth quarter.

Selling, general and administrative ("SG&A") expenses for 2002 decreased 6.2% to $176.2 million from $187.9 million for 2001. SG&A, as a percent of sales, decreased to 20.1% in 2002 from 22.0% in 2001. SG&A expenses for the current year benefited from, among other things, (i) a decrease in incentive compensation expense (principally in the third and fourth quarter), which reflected the impact of the shortfall in the Company's operating results relative to targets established for the year, and (ii) the Company's continuing efforts in controlling SG&A expenses. This was partially offset by (i) an increase in variable store payroll and expenses associated with the addition of 12 net new stores during 2002 and (ii) higher advertising costs, which primarily resulted from an increase in the Company's promotional and marketing efforts during the challenging Christmas holiday sales period, as discussed above.

SG&A expenses also include the net results of the Company's private label credit card program, including service charge and late fee income, operating expenses incurred by the Company in origination of credit, marketing, customer service and collection activities, interest expense on Securitization Facility borrowings (as defined in "Liquidity and Capital Resources") and certain other items (collectively "Net Credit Income (Loss)"). See "Accounts Receivable Securitization; Off Balance Sheet Arrangement" discussion regarding timing of revenue recognition for receivables sold under the Securitization Facility. Net Credit Income (Loss) was a reduction to SG&A expenses of $18.9 million in 2002 as compared to a reduction of $8.3 million in 2001. Net Credit Income (Loss) benefited from an improved portfolio yield related to higher late fee income beginning in the latter part of the third quarter, which was partially offset by an increase in the provision for bad debts. Last year's results also included a charge of $9.0 million to expense for an adjustment to accrete yield on repurchased receivables related to the Bankruptcy Proceedings. For a detailed analysis of the components of Net Credit Income (Loss), see "Components of Net Credit Income (Loss)" that follows.

Store opening costs in 2002 of $0.9 million relate to the fourteen new stores opened during the year as compared to $0.1 million incurred in 2001 related to the three stores opened in October 2001.

The Company incurred $23.1 million of reorganization expense and store closure costs in 2001 primarily related to professional fees paid in connection with the Bankruptcy Proceedings and reorganization efforts.

With the change in ownership resulting from the Plan during 2001, the Company adopted fresh-start reporting in accordance with the recommended accounting principles for entities emerging from Chapter 11 as set forth in the American Institute of Certified Public Accountants SOP 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". The adjustments to reflect the consummation of the Plan, including the gain of $266.0 million on discharge of pre-petition liabilities, reflected as an extraordinary item, and the charge to expense related to the adjustment of $35.2 million to record assets and liabilities at their fair values, were reflected in the results of operations of the Predecessor Company for the thirty weeks ended September 1, 2001.

Net interest expense for 2002 decreased 84.2% to $1.8 million from $11.2 million for 2001. The interest expense of $11.2 million recorded in the prior year primarily represents interest on the Company's $450.0 million DIP Facility. Prior to emergence from the Bankruptcy Proceedings, the Company's primary source of funding was the DIP Facility. All interest paid under this facility was charged to interest expense. Since emergence from the Bankruptcy Proceedings, the Company's primary source of funding has been the Securitization Facility, as discussed in "Liquidity and Capital Resources". Interest on Securitization Facility borrowings is a component of Net Credit Income (Loss), which is reflected in SG&A expenses (see "Components of Net Credit Income (Loss)"). Interest expense for 2002 is primarily comprised of letters of credit and commitment fees and amortization of debt issue costs on the Company's Revolving Facility, as discussed in "Liquidity and Capital Resources".

The Company's effective tax rate in 2002 was 37.0%, resulting in income tax expense of $31.9 million, as compared to income tax expense of $12.9 million in 2001. Tax expense during 2001 represents income tax on post-emergence earnings at a 37.0% effective tax rate. The Company anticipates that its effective tax rate in 2003 will be 36.5%.

As a result of the foregoing, the Company had net income of $54.4 million for 2002 as compared to $254.4 million for 2001 which includes the effect of the extraordinary item, fresh-start adjustments and reorganization expense discussed above.

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

Prior to the June 1, 2000 Petition Date (the "Petition Date"), there was a significant disruption in the flow of merchandise from the Company's vendors due to the financial difficulties experienced by the Company. This disruption negatively affected the execution of merchandise and advertising plans during 2000, resulting in decreased sales and gross margin due to frequent use of "percent-off" promotions on available inventory to drive sales. Subsequent to the Petition Date and the implementation of the DIP Facility, the level of trade support increased significantly. As a result, the flow of merchandise from the Company's vendors normalized, thereby allowing the Company to properly inventory its stores. In 2001, the flow and content of merchandise receipts was consistent with merchandising and advertising plans allowing for effective execution of those plans. The positive impact of the Company's improved inventory levels and merchandise mix was reflected in the comparable store sales and gross profit reported for 2001.

Gross profit increased 8.7% to $258.9 million for 2001 from $238.1 million for 2000. Gross profit, as a percent of sales, increased to 30. 3% for 2001 from 25.0% for 2000. The gross profit percentage for 2001 benefited from, among other things, (i) a reduction in the level of markdowns taken during the period and (ii) an improved merchandise flow and content due to the factors discussed above. This was partially offset by higher shrink expense in 2001. Shrink expense in 2001 was 1.6% of sales as compared to 0.5% of sales in 2000.

SG&A for 2001 decreased 23.7% to $187.9 million from $246.2 million for 2000. SG&A expenses, as a percent of sales, decreased to 22.0% in 2001 from 25.9% in 2000. SG&A expenses for 2001 benefited from, among other things, (i) fewer stores in operation during 2001 (approximately $39.0 million) and (ii) the Company's continuing efforts in controlling SG&A expenses. The improvement in SG&A expenses expressed as a percent to sales reflects (i) improved leverage of store labor resulting from higher sales volume and (ii) improved leverage in advertising expense. This was offset by higher incentive compensation expense tied to the better than expected performance of the Company.

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

Reorganization expense and store closure costs for 2001 decreased to $23.1 million from $114.2 million for 2000. The net expense resulting from the Bankruptcy Proceedings, subsequent reorganization efforts and store closures was as follows (in thousands):

	Fiscal Year
	2001	2000
Costs associated with the store closures	$ 2,454	$ 76,778
Professional fees associated with the bankruptcy	14,600	10,515
Write-off of pre-petition debt issue costs and original issue discount	-	17,987
Write-down of undivided interest in accounts receivable trust	-	6,155
Key employee retention and emergence bonuses	5,925	-
Other	162	2,801
Total	$ 23,141	$ 114,236

With the change in ownership resulting from the Plan, the Company adopted fresh-start reporting in accordance with the recommended accounting principles for entities emerging from Chapter 11 set forth in the American Institute of Certified Public Accountants SOP 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". The adjustments to reflect the consummation of the Plan, including the gain of $266.0 million on discharge of pre-petition liabilities reflected as an extraordinary item and the adjustment of $35.2 million to record assets and liabilities at their fair values were reflected in the results of operations of the Predecessor Company for the thirty weeks ended September 1, 2001.

Net interest expense for 2001 decreased 71.9% to $11.2 million from $39.8 million for 2000. In 2001, the majority of the interest expense, $10.7 million, relates to the DIP Facility which was the Company's primary source of borrowing prior to emergence from the Bankruptcy Proceedings. Upon emergence from the Bankruptcy Proceedings, the Company's primary source of borrowing is the $200 million accounts receivable securitization facility discussed in the "Liquidity and Capital Resources" section. Interest on these borrowings is classified in SG&A as a component of Net Credit Income (Loss). See "Components of Net Credit Income (Loss)" discussion. Prior to emergence and in 2000, the Company's primary source of borrowing was the Company's DIP Facility. All interest paid under this facility was charged to interest expense. The interest expense of $39.8 million recorded in fiscal 2000 represents interest on this facility and on the Company's pre-petition debt.

The Company's effective tax rate on post-confirmation earnings was 37.0%, resulting in income tax expense of $12.9 million in 2001. Due to the Company's significant operating losses prior to the Company's filing for bankruptcy and uncertainties concerning the realization of deferred tax assets, no tax benefit was recognized and a full valuation allowance was recorded in 2000. Any subsequent recognition of pre-reorganization deferred tax assets has been recorded as a direct addition to additional paid-in capital of the Reorganized Company.

Because of the foregoing, the Company's net income for 2001 was $254.4 million as compared to a net loss in 2000 of $162.2 million.

Components of Net Credit Income (Loss)

See "Accounts Receivable Securitization; Off Balance Sheet Arrangement" discussion regarding timing of revenue recognition for receivables sold under the Securitization Facility. The following tables provide a detailed analysis of the components of Net Credit Income (Loss) of the managed accounts receivable portfolio for each applicable period included in selling, general and administrative expenses (in thousands):

			% to
Fiscal 2002:		% to	Average
	Amount	Net Sales	Receivables
Service charge and late fee income, net of charge-offs of $11,503 (1),(2)	$ 71,081	8.1%	25.2%
Other revenues	670	0.1%	0.2%
Provision for bad debts (2)	(33,693)	(3.8%)	(12.0%)
General and administrative costs	(14,734)	(1.7%)	(5.2%)
Subtotal before interest expense and other adjustments	23,324	2.7%	8.3%
Interest expense on securitization facility borrowings (3)	(4,924)	(0.6%)	(1.7%)
Difference due to securitization accounting (4)	493	0.1%	0.2%
Net credit income	$ 18,893	2.2%	6.7%

Average receivables balance			$ 281,637

Fiscal 2001:

Service charge and late fee income, net of charge-offs of $15,208 (1),(2)	$ 63,412	7.4%	22.1%
Other revenues	890	0.1%	0.3%
Provision for bad debts (2)	(28,735)	(3.4%)	(10.0%)
General and administrative costs	(15,644)	(1.8%)	(5.4%)
Subtotal before interest expense and other adjustments	19,923	2.3%	6.9%
Interest expense on securitization facility borrowings (3)	(2,891)	(0.3%)	(1.0%)
Difference due to securitization accounting (4)	268	0.0%	(0.1%)
Adjustment to accrete yield on repurchased receivables (5)	(9,000)	(1.1%)	(3.1%)
Net credit income	$ 8,300	1.0%	2.9%

Average receivables balance			$ 287,516

Fiscal 2000:

Service charge and late fee income, net of charge-offs of $29,818 (1),(2)	$ 68,910	7.2%	21.2%
Other revenues	723	0.1%	0.2%
Provision for bad debts (2)	(23,527)	(2.5%)	(7.3%)
General and administrative costs	(17,940)	(1.9%)	(5.5%)
Subtotal before interest expense and other adjustments	28,166	3.0%	8.7%
Interest expense on securitization facility borrowings (3)	(7,854)	(0.8%)	(2.4%)
Adjustment to accrete yield on repurchased receivables (5)	(37,751)	(4.0%)	(11.6%)
Net credit loss	$ (17,439)	(1.8%)	(5.4%)

Average receivables balance			$ 324,547

Note: Percentage totals may not foot due to rounding.

________________________________

(1) Effective September 1, 2002, new customer account terms were implemented which affected the timing and the amount of late fees assessments. The change in late fee account terms contributed to an increase of $7.7 million in service charge and late fee income during fiscal 2002 and occurred primarily in the third and fourth quarter of fiscal 2002. This change in terms is expected to have a favorable impact in the first half of 2003.

(2) The Company made a number of changes to its account aging, re-aging, and charge-off recognition policies during the course of fiscal 2000. During the period beginning July 2000 and ending in October 2000, the Company adopted FFIEC guidelines related to limits and criteria for re-aging open-end credit accounts, requirements for charge-offs of open-end credit accounts at 180 days past due and the adoption of charge-off criteria for bankrupt obligors, deceased obligors and fraudulent charges. Additionally, effective January 1, 2001 the Company adopted a contractual aging methodology to define delinquency. The effect of this change is that an account holder must pay all scheduled payments that had been in arrears in order to be "current", versus (under the previous recency methodology) making a single scheduled payment in order to be considered "current". The Company's underwriting standards were tightened during the Fall of 2000 related to both initial underwriting standards and to underwriting standards for existing account holders through adjustments made to the various risk scoring models. The Company raised the standards used to define which customers are considered credit worthy. As a result, the average approval rate on new credit applications decreased from 54.3% of new account applications being approved in 2000 to 45.1% and 43.3% of new account applications being approved in 2001 and 2002, respectively.

As a result of these changes, overall delinquencies in the portfolio and the amount of charge-offs improved in 2001 as compared to 2000. The increase in net principal charge-offs in 2002 as compared to 2001 is reflective of an increase in consumer bankruptcy charge-offs and an increase in account delinquencies in the wake of a generally weaker economic environment. The increase in the provision for bad debts in 2002 is reflective of these trends and the amount necessary to establish the allowance for doubtful accounts management believes is appropriate considering these factors.

Charge-offs, as a percentage of average receivables, were as follows for the periods presented:

	% of Average Receivables
	2002	2001	2000
Service charge and late fee income charge-offs	4.1%	5.3%	9.2%
Principal charge-offs, net of recoveries	11.6	11.3	13.3
Total	15.7%	16.6%	22.5%

As described above, under the recency methodology (which was discontinued in January 2001), customer accounts were not written off as quickly as under the contractual aging policy, thereby allowing for an increased build in the amount of accounts receivable related to uncollected service charges and late fees. The impact of the changes in policies implemented in 2000 discussed above increased charge-offs and negatively affected the amount of collected service charge and late fee income during 2000. This resulted in an increase in charge-offs as a percentage of average receivables in 2000.

The following is a summary of contractual delinquency aging for the managed account receivables portfolio for the dates presented:

	February 1,	February 2,	February 3,
	2003	2002	2001
Current	74.6%	73.8%	70.5%
Accounts receivable contractually past due:
1 to 29 days past due	13.2%	15.4%	17.3%
30 to 59 days past due	3.5%	3.5%	3.9%
60 to 89 days past due	2.5%	2.1%	2.3%
90 days and greater past due	6.2%	5.2%	6.1%
Total*	100.0%	100.0%	100.0%

* Totals may not foot due to rounding.

(3)  A full year of interest under the Securitization Facility is included in 2002. Interest expense in 2001 is for approximately twenty-two weeks as the current Securitization Facility was entered into on August 24, 2001. Interest expense in 2000 is for approximately seventeen weeks, as the pre-petition Securitization Facility was paid off June 7, 2000.

(4)  The issuance of certificates to outside investors (i.e., the "Sold Interests") is considered a sale of accounts receivable equal to the amount of the certificates issued. At the time of the sale, the Company recognizes a gain and an asset representing the Company's right to future cash flows arising after the Sold Interests have received the return for which they have contracted. The gain recognized is based on the carrying amount of the receivables sold, allocated between the relative fair values of the Sold Interests and the Retained Interest at the date of calculation. The fair values are based on the present value of estimated future cash flows that the Company will receive over the estimated life of the securitization. The future cash flows represent an estimate of the excess finance charges and fees over the sum of interest paid to the holders of the third party certificates, credit losses and servicing fees. As part of the fresh-start adjustments, the Company adjusted the carrying value of accounts receivable of $247.9 million at September 1, 2001 to the estimated fair value. Accordingly, there was no gain recorded in the income statement on the initial securitization of receivables on the Effective Date.

(5)  The accounts receivable balances outstanding under the former securitization program at the time of the Company's bankruptcy filing were repurchased from its master trust as a condition of the debtor-in-possession financing. The receivables were recorded at the amount of cash paid to the Trust to retire the outstanding third party certificates and at the recorded value of the Company's retained interest. This adjustment is of a non-recurring nature and was required to adjust the yield on the repurchased receivables to the estimated implicit yield at the time of repurchase.

See "Liquidity and Capital Resources" and Note 3 to the Consolidated Financial Statements for additional disclosures regarding the securitization of accounts receivable).

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

The following table shows quarterly information for both the Predecessor and Reorganized Company (in thousands, except per share amounts):

	Fiscal Year 2002
	Q1	Q2	Q3	Q4
Net sales	$ 206,668	$ 207,536	$ 204,420	$ 256,933
Gross profit	72,255	62,233	56,998	73,706
Net income	17,765	10,354	10,215	16,064
Basic earnings per common share	0.89	0.52	0.53	0.85
Diluted earnings per common share	0.82	0.47	0.50	0.81
Basic weighted average shares	19,967	19,955	19,362	18,917
Diluted weighted average shares	21,634	21,852	20,289	19,868

	Fiscal Year 2001
	Q1	Q2	Q3 (1)	Q4
Net sales	$ 195,549	$ 195,538	$ 195,808	$ 268,680
Gross profit	62,576	56,670	60,525	79,110
Net income (2)	6,311	2,341	229,911	15,803
Basic earnings per common share	0.22	0.08	11.51	0.79
Diluted earnings per common share	0.22	0.08	11.51	0.77
Basic weighted average shares	28,096	28,096	19,973	19,973
Diluted weighted average shares	28,096	28,096	19,973	20,581

_________________________________

(1) The third quarter of fiscal 2001 includes the combined results of the Predecessor Company for the four weeks ended September 1, 2001 and the Reorganized Company for the nine weeks ended November 3, 2001. Earnings per share was calculated using outstanding shares of the Reorganized Company as of November 3, 2001.

(2) Includes an extraordinary item - gain on debt discharge of $266.0 million and a charge for fresh-start adjustments of $35.2 million in the third quarter 2001.

The Company does not believe that inflation had a material effect on its results of operations during the past two years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

Liquidity and Capital Resources

The Company's liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows, (iii) normal trade credit terms from the vendor and factor community, and (iv) the Financing Agreements (as defined below).

In conjunction with the Company's emergence from the Bankruptcy Proceedings, on the Effective Date the Company entered into a three year, $125 million senior secured revolving credit facility (the "Revolving Facility"), and a three year, $200 million accounts receivable securitization facility (the "Securitization Facility" - see the following "Accounts Receivable Securitization; Off Balance Sheet Arrangement" section for additional discussion) (collectively, the "Financing Agreements"). The Financing Agreements are used by the Company, in conjunction with other liquidity sources, to provide financing for working capital, letters of credit, capital expenditures, interest payments and other general corporate purposes. Substantially all of the Company's assets are pledged as collateral under the Revolving Facility.

The Company had $105.1 million in cash provided from operating activities in 2002. Net income, plus non-cash expenses such as depreciation, deferred tax, provision for bad debts and amortization of debt issue costs provided cash of approximately $124.0 million. Other operating cash flows changes were a use of cash of approximately $18.9 million which included a $7.0 million increase in accounts receivable and retained interest in receivables sold. While the total managed accounts receivable portfolio balance declined $25.6 million, the Company paid down borrowings under the Securitization Facility by $39.0 million which increases the Company's retained interest in receivables sold.

Borrowings under the Revolving Facility are limited to the availability under a borrowing base based on eligible inventory, while borrowings under the Securitization Facility are limited to eligible accounts receivable generated under the Company's private label credit card program. Borrowings under both facilities are payable upon maturity at August 24, 2004. The daily interest rates under the Revolving Facility are based upon a base rate or Eurodollar rate plus an applicable margin based on availability as set forth in the Revolving Facility agreement. Amounts outstanding under the Securitization Facility are funded by the issuance of commercial paper in the open market through a conduit at various rates and maturities. As a result, the daily interest rates under the Securitization Facility are based upon the periodic commercial paper rates of the applicable conduit purchasers. If the commercial paper market is unavailable, amounts outstanding under the Securitization Facility will be funded by liquidity providers with interest at the
Eurodollar rate, plus 2.0%. The Company pays a liquidity fee to the liquidity providers equal to a per annum rate of 0.625% of the total amount of their respective commitments under the Securitization Facility. On February 1, 2003, there were no borrowings outstanding under the Revolving Facility, while borrowings under the Securitization Facility, which are accounted for off-balance sheet, totaled $126.0 million. On February 1, 2003, excess availability under the Revolving Facility, net of letters of credit outstanding of $15.6 million, was $89.5 million, while excess availability under the Securitization Facility was $74.0 million.

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

The Company continually monitors its liquidity position and compliance with its Financing Agreements. The Revolving Facility contains covenants which, among other things, restrict the (i) incurrence of additional debt and incurrence of capital lease obligations, (ii) payment of dividends and other payments to shareholders (iii) aggregate amount of capital expenditures and (iv) transactions with related parties. In addition, the Revolving Facility requires the Company to maintain compliance with specific financial covenants, including specified Leverage Ratio, Fixed Charge Coverage Ratio and Tangible Net Worth levels calculated quarterly. Further, the Securitization Facility describes certain conditions and events that could cause an acceleration of the amounts then outstanding under the Securitization Facility. These include such things as the Company not maintaining compliance with certain financial covenants, having a material adverse change in the ability of the Company to perform its obligations under the Securitization Facility, having a material adverse change in the collectibility of the accounts receivable and other specific conditions and events. Each facility contains cross default provisions. While the Company was in compliance with all debt covenants at February 1, 2003, anticipating a potential violation under a defined principal charge-off financial covenant under the Securitization Facility, the Company requested and obtained an amendment on April 7, 2003. The amendment permits a higher level of charge-offs under the financial covenants and reduces the Company's effective advance rate against eligible receivables from 78.9% to 74.1%. Had the amendment been in place February 1, 2003, the excess availability under the Securitization Facility would have been $70.0 million, a decrease of $4.0 million.

The Company's long-term debt and other long-term obligations include a $0.9 million (including current portion of $0.2 million) capital lease in the form of an industrial revenue bond with annual funding requirements of $0.2 million and an approximate $12.4 million obligation under the Company's frozen defined benefit pension plan. The Company's minimum funding requirement for 2003 is approximately $1.0 million. Although not required, the Company may elect to fund an additional $1.0 to $2.0 million to reduce the Pension Benefit Guaranty Corporation premium costs. The Company expects future cash flow from operations to be sufficient to fund these obligations and to make the necessary working capital and capital expenditure investments.

The following table shows the contractual obligations for payments on debt and operating leases (in thousands):

		Less Than	One to	Four to	After
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years

Long-term Debt (including current portion)	$ 882	$ 200	$ 400	$ 282	$ -
Operating Leases (undiscounted)	133,640	28,416	49,011	30,838	25,375
Total Contractual Cash Obligations	$ 134,522	$ 28,616	$ 49,411	$ 31,120	$ 25,375

On July 29, 2002, the Board approved a stock repurchase program authorizing the Company to purchase, from time to time during its 2002 fiscal year, up to $15.0 million of its common stock. On September 19, 2002, the Board approved the repurchase of an additional $10.0 million of the Company's common stock to permit repurchase of up to $25.0 million of the Company's common stock during the year ended February 1, 2003. Additional amounts of its outstanding common stock may also be repurchased using the proceeds that the Company receives from the exercise of options under its 2001 Equity Incentive Plan, including the tax benefits which will accrue to the Company from the exercise of these options. As of February 1, 2003, the Company had purchased 1,169,608 of its shares at a cost of approximately $25.5 million.

Capital expenditures are generally for new store openings, remodeling of existing stores and facilities, customary store maintenance and operating and information system enhancements and upgrades. Capital expenditures were $44.0 million in 2002 as compared to $21.6 million in 2001. Capital expenditures in 2002 were primarily related to information system enhancements and upgrades including the rollout of a new touch screen, point-of-sale system with bar code scanning, a warehouse management system and a vendor management system. Management estimates that capital expenditures will be approximately $45.0 million during 2003, principally for the opening of 25 to 30 new stores, remodels and upgrades of existing stores, and enhancements in the Company's infrastructure in support of business strategies to improve merchandise planning and forecasting, the supply chain, and store operations. While there can be no assurances, management believes that there should be sufficient liquidity to cover both the Company's short-term and long-term funding needs.

Accounts Receivable Securitization; Off Balance Sheet Arrangement

The Company transforms accounts receivable into securities, which are sold to investors - a process referred to as securitization. The Securitization Facility is the agreement through which these securities are sold to outside investors. The Securitization Facility, which is an off-balance sheet financing arrangement used in the ordinary course of the Company's business, is an important source of the Company's liquidity in funding its private label credit card receivables. Further, the Securitization Facility provides the Company with a lower cost of financing as compared to the Company's Revolving Facility. In accordance with the terms and requirements of the Securitization Facility, the Company transfers all of the accounts receivables generated by the holders of the Company's private label credit card that meet certain eligibility requirements to a special purpose master trust (the "Trust"). The accounts receivable held in the Trust collateralize borrowings under the Securitization Facility, and the Trust is operated in a fashion intended to ensure that its assets and liabilities are distinct from those of the Company and its other affiliates. The Trust sells certificates representing undivided interests in the accounts receivables to outside investors ("Sold Interests"). The amount of the Sold Interests outstanding at any time represents the amount of the Company's off-balance sheet debt (also referred to as borrowings under the Securitization Facility). The Company retains the remaining undivided interest in the Trust in the form of a subordinated transferor certificate, an exchangeable transferor certificate, as well as the right to receive the excess cash receipts from the receivables over those contractually required to be paid to the Sold Interests (collectively, the "Retained Interest"). The Company's right to proceeds from the collection of the receivables under its Retained Interest is subordinate to the rights of the Sold Interests.

The Sold Interests are represented by Class A certificates. The holders of the Class A certificates are entitled to monthly interest distributions at the contractually defined rate of return of periodic commercial paper rates plus 0.37% as well as a 0.625% per annum liquidity fee. The interest distributions to the Class A certificate holders are payable from finance charge income generated by the credit card receivables held by the Trust. The Company services the credit card receivables held by the Trust and receives a servicing fee of 2.0% of the outstanding Sold Interest.

As a result of the Company's subordinated position and as the Company bears virtually all investment risk with respect to both the Sold Interests and the Retained Interests, the credit quality of the Class A certificates is enhanced. However, neither the outside investors holding the Class A certificates nor the Trust have any recourse against the Company beyond the Retained Interest. The Company is entitled to receive distributions equal to the excess of finance charges and fees of the credit card receivables held by the Trust over the sum of amounts distributed to the holders of the Class A certificates and credit losses.

For securitization programs such as this, which are accounted for as sales under Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for the Transfer and Servicing of Financial Assets and the Extinguishment of Liabilities", the Company is required to remove the related credit card receivables, as well as the amount of borrowings outstanding under the Securitization Facility, from the Company's consolidated balance sheet. The securitization and sale of credit card receivables changes the Company's interest in these receivables from that of lender to that of servicer, with a corresponding change in the timing and the manner in which revenues are recognized. For securitized credit card receivables accounted for as sales, amounts that otherwise would have been recorded as net service charge and late fee income when billed, as well as provisions for bad debts, are instead reported as gains on sale of accounts receivable and gains (losses) on the change in fair value of the retained interest of receivables sold (see Note 3 to the Consolidated Financial Statements for additional disclosures regarding the securitization of accounts receivable).

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The primary estimates underlying the Company's consolidated financial statements include the fair value of the retained interest in receivables sold, allowance for doubtful accounts receivable, the valuation of inventory, the valuation of deferred tax assets, the reserve for sales returns, estimated liability for pension obligation and self insurance reserves. The Company cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Therefore, actual results could differ from these estimates. Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances. The following summarizes what the Company believes are its most significant accounting policies affecting the most significant estimates.

Fair value of retained interest in Company's accounts receivable securitization program. The Company has a private label credit card program on which approximately 43% of 2002 sales were made. The Company utilizes a securitization program to finance its private label credit card receivables. Pursuant to the securitization program, the Company transfers all of the accounts receivable that meet certain eligibility requirements, as defined in the securitization program documents, to a special purpose trust (the "Trust"). The accounts receivable transferred to the Trust are accounted for as a sale pursuant to the guidelines of SFAS No. 140. The Company's retained interest in the receivables in the Trust are considered trading securities and are carried at fair value in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". See "Liquidity and Capital Resources" and Note 3 to the Consolidated Financial Statements for additional disclosures regarding the securitization of accounts receivable and the key assumptions underlying the fair value calculation.

Allowance for doubtful accounts receivable. The Company provides for bad debts in amounts necessary to maintain the allowance at a level estimated to be sufficient to absorb probable losses that are inherent in the existing managed accounts receivable based on historical charge-off patterns and management's judgment. In evaluating the adequacy of the allowance for doubtful accounts, management considers several factors, including: historical charge-off and recovery activity, recent delinquency and collection trends, current economic conditions and the impact such conditions might have on borrowers' ability to repay, the risk characteristics of the accounts, overall payment trends, and bankruptcy rates. These factors are considered in financial projections prepared by the Company to estimate future charge-offs in the accounts, which the Company uses to support the amount of the allowance for doubtful accounts as of the balance sheet date. Significant changes in these factors could impact the financial projections and thereby affect the adequacy of the allowance for doubtful accounts. Accounts are automatically charged-off when they become 180 days contractually delinquent or earlier, upon the occurrence of specific events.

Inventory valuation. Effective September 1, 2001, the Company values its inventory using the retail method of accounting. Retail accounting involves applying a calculated cost-to-retail ratio to the Company's retail value of inventories. Additionally, the Company has established reserves for estimated shrink since the last physical inventory. Reserves were also established for lower of cost or market adjustments related to permanent markdowns which had not been taken at February 1, 2003 and February 2, 2002, and for other items such as damaged or returned merchandise. Inventory valuation reserves totaled approximately $10.8 million and $8.1 million at February 1, 2003 and February 2, 2002, respectively. The Company believes that its inventory is fairly valued and that appropriate reserves have been established.

Vendor allowances. The Company receives consideration from its merchandise vendors in the form of allowances and reimbursements. Given the promotional nature of the Company's business, the allowances are generally intended to offset the Company's costs of promoting, advertising and selling the vendors' products in its stores. Vendor allowances are recognized as a reduction of cost of goods sold or related selling expense when the purpose for which the vendor funds were intended to be used has been fulfilled.

Revenue recognition. Revenue from sales is recognized at the time of sale, net of any returns. A reserve is maintained for the estimated merchandise returns based on historical return percentages and gross margin rates.

Deferred tax assets. At February 1, 2003, the Company has deferred tax assets of approximately $33.3 million (see Note 10 to the Consolidated Financial Statements). The Company has recorded a valuation allowance against these deferred tax assets of approximately $2.5 million. The Company's ability to realize the benefits of these deferred tax assets is dependent on the Company's ability to generate future taxable income and utilize certain tax credits and net operating losses prior to expiration.

Self-insurance reserves. The Company maintains self-insurance retentions with respect to general liability, workers compensation and health benefits for its employees. The Company estimates the accruals for the liabilities based on industry development factors and historical claim trend experience.

Frozen defined benefit plan. The plan obligations and related assets are presented in Note 8 to the Consolidated Financial Statements. The plan assets are invested in a combination of equity and debt securities. Plan obligations and the annual pension expense are determined by independent actuaries using a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate applied to future benefit obligations and the estimated future return on plan assets. The assumptions regarding the rate of annual compensation increases are not applicable as the plan was frozen in 1998. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plan. At February 1, 2003, assumptions used were a discount rate of 6.5% and long-term rate of return on plan assets of 8.5%.

New Accounting Standards and Disclosures

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."  These statements change the accounting for business combinations and goodwill in two significant ways.  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Use of the pooling-of-interests method is prohibited.  SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. The adoption of these statements as of February 3, 2002 did not have a material effect on the Company's financial position or results of operations because the Company has not engaged in any business combinations and has no goodwill recorded.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. SFAS No. 145 also amends other existing pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions relating to the reporting of gains and losses from extinguishment of debt are effective for the Company beginning February 2, 2003 with earlier adoption encouraged. Gains on extinguishment of debt previously reflected as extraordinary that do not meet the definition of extraordinary under Accounting Principles Board Opinion ("APB") No. 30, will be reclassified in the financial statements issued subsequent to the adoption date. All other provisions of this standard are currently effective for the Company and did not have a significant impact on the Company's financial condition or results of operations.

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

In November 2002, the FASB's Emerging Issues Task Force ("EITF") released Issue 02-16, "Accounting By A Customer (Including A Reseller) For Cash Consideration Received From A Vendor," which addresses the accounting treatment for vendor allowances and is applicable to years beginning after December 15, 2002. The Company does not expect that its adoption will have a material impact on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123". This statement provides alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The Company has adopted the annual disclosure provisions of SFAS No. 148 effective for the fiscal year ended February 1, 2003. The Company will comply with the interim disclosure provisions beginning with the first quarter of fiscal 2003.

In January 2003, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others" ("FIN 45"), which requires recognition of a liability for the obligation undertaken upon issuing a guarantee. This liability would be recorded at the inception date of the guarantee and would be measured at fair value. The disclosure provisions of the statement are effective for the financial statements as of February 1, 2003. The liability recognition provisions apply prospectively to any guarantees issued or modified after December 31, 2002. The adoption is not expected to have a material effect on the Company's financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the consolidation of variable interest entities, as defined. FIN 46 applies immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. While the Company does have a variable interest entity, it does not meet the criteria for consolidation, therefore, the adoption will not result in the consolidation of the variable interest entity of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Borrowings under the Company's Securitization Facility, which totaled $126.0 million at February 1, 2003, bear a floating rate of interest. A hypothetical 10% change in interest rates from the February 1, 2003 levels would have an approximate $0.03 million effect on the Company's annual results of operations and cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Index to Financial Statements and Schedules" included on page F-1 for information required under this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under "Information Relating to Directors, Nominees and Executive Officers", under "Information Relating to the Board of Directors and Committees", under "Section 16(a) Beneficial Ownership Reporting Compliance" and under "Audit Committee Financial Expert" in the Proxy Statement is incorporated herein by reference.

The following information pertains to the executive officers of the Company as of April 11, 2003.

Name	Age	Position
James Scarborough	53	President, Chief Executive Officer and Chairman of the Board of Directors
Michael McCreery	54	Executive Vice President, Chief Financial Officer, Secretary and Director
Vivian McDonald	60	Executive Vice President, General Merchandise Manager
Ernest Cruse	52	Executive Vice President, Store Operations
Ron Lucas	55	Executive Vice President, Human Resources
Dennis Abramczyk	55	Executive Vice President, General Merchandise Manager
Jeff Kish	38	Senior Vice President, Chief Information Officer
Joanne Swartz	43	Senior Vice President, Advertising and Marketing
Ken Brumfield	38	Senior Vice President, Credit Services
Gough Grubbs	54	Senior Vice President, Logistics and Distribution
Richard Stasyszen	42	Senior Vice President, Finance and Controller
Mel Ward	49	Senior Vice President, Real Estate

____________________________________

Mr. Scarborough has been Chairman of the Board since August 24, 2001. He joined the Company's predecessor as President and Chief Executive Officer in August 2000. Mr. Scarborough also acts as the Company's Chief Merchandising Officer. Between 1996 and 2000, Mr. Scarborough was President and Chief Executive Officer of Busy Body, Inc. Busy Body, Inc. filed a petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas Houston Division on May 2, 2001.

Mr. McCreery has been a Director of the Company since August 24, 2001. He joined the Company's predecessor as Executive Vice President and Chief Financial Officer in February 2001. From 1998 to 2001, Mr. McCreery was Senior Vice President and Chief Financial Officer of Levitz Furniture Company.

Ms. McDonald came out of retirement to rejoin the Company as General Merchandise Manager in September 2000 and was promoted to Executive Vice President in April 2002. From 1983 to 1998, Ms. McDonald held various merchandising positions at Bealls Department Stores, which is now part of Stage Stores, where she served as Divisional Merchandise Manager and later was promoted to Vice President, General Merchandise Manager.

Mr. Cruse, who was promoted to Executive Vice President, Store Operations in August 2001, joined Bealls Department Stores, which is now part of Stage Stores, in 1966 and held various store positions. He served as Senior Vice President, Regional Manager from 1994 to 1998, as Senior Vice President Planning and Allocation from 1999 to 2000, and prior to his promotion to Executive Vice President, served as Senior Vice President, Director of Stores.

Mr. Lucas joined the Company in July 1995 as Senior Vice President, Human Resources and was promoted to Executive Vice President, Human Resources in March 1998.

Mr. Abramczyk joined the Company in March 1999 as Vice President of men's sportswear and furnishings. He was promoted to Senior Vice President, General Merchandise Manager of men's, young men's, cosmetics and shoes in May of 1999. In January 2000, the children's and intimate apparel divisions were added to his responsibility. In February 2002, he was promoted to Executive Vice President. From 1996 to 1999, Mr. Abramczyk was Executive Vice President and Chief Operations Officer of Ralph Marlin, a manufacturer, wholesaler and retailer of licensed men's neckwear, women's neckwear and apparel. At Ralph Marlin he was responsible for sourcing, manufacturing, sales and marketing.

Mr. Kish joined the Company in May 1999 as Vice President, Systems Development and was promoted to Senior Vice President and Chief Information Officer in August 2000. From 1994 to 1999, he held various positions with Caldor Corporation, including Director of Store Systems and Vice President, Systems Development.

Ms. Swartz joined the Company in January 1994 as Vice President, Marketing and was subsequently promoted to Senior Vice President, Advertising and Marketing in November 1995.

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

Mr. Grubbs joined the Company in February 1996 as Vice President, Distribution and was promoted to Senior Vice President, Logistics & Distribution in April 2003. Previously, Mr. Grubbs held various distribution and logistics positions at Foley's from 1972 to 1996.

Mr. Stasyszen joined the Company in March 1998 as Assistant Controller and was subsequently promoted to Vice President and Controller in February 1999. In July 2001, Mr. Stasyszen was promoted to Senior Vice President, Finance and Controller. Previously, Mr. Stasyszen was Vice President and Controller of C.R. Anthony Company between August 1992 and February 1998.

Mr. Ward started with Beall's Department Stores in March of 1979. Since April 1996, he has been Senior Vice President, Real Estate.

Code of Ethics for Senior Officers

The Company has adopted a Code of Ethics for Senior Officers (the "Code of Ethics") that applies to the Company's principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. A copy of the Code of Ethics is attached as an Exhibit to this 10-K and is also available on the Company's website. The Company will promptly disclose any amendments to, and waivers from, the Code of Ethics relating to any of those officers either (i) on Form 8-K within five business days after it amends the Code of Ethics or grants a waiver, or (ii) on its website stagestoresinc.com The information can be accessed by clicking "Investor Relations", "Corporate Governance", then "Code of Ethics."

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation under "Compensation Committee Report", under "Summary Compensation Table", under "Stock Options and Stock Appreciation Rights", under "Stock Price Performance Graph", under "Employment Agreements" and under "Retirement Benefits" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the security ownership of certain beneficial owners and management and related stockholder matters under "Information Relating to Directors, Nominees and Executive Officers-Security Ownership of Certain Beneficial Owners and Management" and under "Securities Authorized for Issuance Under Equity Compensation Plans" in the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions under "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term "disclosure controls and procedures" is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 ("the Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days before the filing of this annual report (the "Evaluation Date"), and they have concluded that, as of the Evaluation Date, the effectiveness of such controls and procedures was adequate to ensure that required information will be disclosed on a timely basis in the Company's reports filed under the Exchange Act.

Changes in Internal Controls

The Company maintains a system of internal accounting controls that are designed to provide reasonable assurance that the Company's books and records accurately reflect all transactions and that the Company's established policies and procedures are followed. The Company has made no significant changes to its internal controls or in other factors that could adversely affect internal controls subsequent to the date of the last evaluation.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding fees billed to the Company by its principal accountant, Deloitte & Touche LLP, under the heading "Principal Accountant Fees and Services" in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                        (a) Documents filed as part of this report:

1. Consolidated Financial Statements:

See "Index to Consolidated Financial Statements and Schedules of Stage Stores, Inc." on page F-1, the Independent Auditors' Report on page F-2, and the Consolidated Financial Statements on pages F-3 to F-26, of this Form 10-K, all of which are incorporated herein by reference.

2. Financial Statement Schedule:

All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements on pages F-3 to F-26, which are incorporated herein by reference.

3. Exhibits:

See "Exhibit Index" on page X-1 of this Form 10-K, which is incorporated herein by reference.

            (b) Reports on Form 8-K:

During the last quarter of the period covered by this report, the Company filed the following reports on Form 8-K:

On November 7, 2002, the Company filed a Form 8-K which reported under Item 5 that on November 7, 2002, the Company issued a news release announcing sales for October 2002 and reaffirms third quarter earnings outlook. A copy of the news release is attached to the Form 8-K.

On November 15, 2002, the Company filed a Form 8-K which reported under Item 5 that on November 12, 2002, the Company issued a news release announcing third quarter results release date and conference call information. A copy of the news release is attached to the Form 8-K.

On November 22, 2002, the Company filed a Form 8-K which reported under Item 5 that on November 21, 2002, the Company issued a news release announcing results for the third quarter ended November 2, 2002 and reaffirming the Company's fourth quarter outlook. A copy of the news release is attached to the Form 8-K.

On December 5, 2002, the Company filed a Form 8-K which reported under Item 5 that on December 5, 2002, the Company issued a news release announcing sales for November 2002. A copy of the news release is attached to the Form 8-K.

On January 9, 2003, the Company filed a Form 8-K which reported under Item 5 that on January 9, 2003, the Company issued a news release announcing sales for December 2002. A copy of the news release is attached to the Form 8-K.

                                        (c) Exhibits:

                                                     See "Exhibit Index" on page X-1 of this Form 10-K, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                    STAGE STORES, INC.

                                                                                                  /s/ James R. Scarborough                                                                             April 22, 2003

                                                                                                 James R. Scarborough

                                                                                                Chief Executive Officer and President

                                                                                                (principal executive officer)

                                                                                                STAGE STORES, INC.

                                                                                              /s/ Michael E. McCreery                                                                                     April 22, 2003

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

/s/ James R. Scarborough                                                                   Director                                                                     April 22, 2003

James R. Scarborough

*                                                                                                             Director                                                                     April 22, 2003

Glenn August

*                                                                                                             Director                                                                      April 22, 2003

Scott Davido

*                                                                                                             Director                                                                     April 22, 2003

Alan Gilman

*                                                                                                             Director                                                                     April 22, 2003

Michael Glazer

/s/ Michael E. McCreery                                                                   Director                                                                        April 22, 2003

Michael E. McCreery

*                                                                                                           Director                                                                        April 22, 2003

John Mentzer

*                                                                                                          Director                                                                          April 22, 2003

Walter Salmon

*                                                                                                         Director                                                                            April 22, 2003

Ronald Wuensch

(Constituting a majority of the Board of Directors)

*By: /s/ Michael E. McCreery

Michael E. McCreery

Attorney-in-fact

CERTIFICATION

I, James R. Scarborough, Chief Executive Officer of Stage Stores, Inc., certify that:

  I have reviewed this annual report on Form 10-K of Stage Stores, Inc.;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 22, 2003                                                                                                                                                     /s/ James R. Scarborough

                                                                                                                                                                            James R. Scarborough

                                                                                                                                                                            Chief Executive Officer

CERTIFICATION

I, Michael E. McCreery, Chief Financial Officer of Stage Stores, Inc., certify that:

  I have reviewed this annual report on Form 10-K of Stage Stores, Inc.;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors:

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 22, 2003                                                                                                                                     /s/ Michael E. McCreery

                                                                                                                                                            Michael E. McCreery

                                                                                                                                                            Chief Financial Officer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES OF

STAGE STORES, INC.

                                                                                                                                                                                                                Page

                                                                                                                                                                                                                Number

Financial Statements

Independent Auditors' Report                                                                                                                                                          F-2

Consolidated Balance Sheets at February 1, 2003 and February 2, 2002                                                                                    F-3

Consolidated Statements of Operations for the Year Ended February 1, 2003,

Twenty-Two Weeks Ended February 2, 2002 (Reorganized Company), the Thirty Weeks Ended

September 1, 2001 and the Year Ended February 3, 2001(Predecessor Company)                                                                    F-4

Consolidated Statements of Cash Flows for the Year Ended February 1, 2003,

Twenty-Two Weeks Ended February 2, 2002 (Reorganized Company), the Thirty Weeks Ended

September 1, 2001 and the Year Ended February 3, 2001 (Predecessor Company)                                                                  F-5

Consolidated Statements of Stockholders' Equity (Deficit) for the Year Ended February 1, 2003

Twenty-Two Weeks Ended February 2, 2002 (Reorganized Company), the Thirty Weeks Ended

September 1, 2001 and the Year Ended February 3, 2001 (Predecessor Company)                                                                 F-6

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

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of

Stage Stores, Inc.

We have audited the accompanying balance sheets of Stage Stores as of February 1, 2003 and February 2, 2002 (Reorganized Company balance sheets), and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended February 1, 2003, the twenty-two weeks ended February 2, 2002 (Reorganized Company operations), the thirty weeks ended September 1, 2001, and the year ended February 3, 2001 (Predecessor Company operations). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 2 to the financial statements, on August 8, 2001, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective after the close of business on August 24, 2001 (for financial reporting purposes, the effective date is assumed to be September 1, 2001, the last day of the Company's seventh fiscal period). Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code," for the Reorganized Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 2.

In our opinion, the Reorganized Company financial statements present fairly, in all material respects, the financial position of Stage Stores, Inc. as of February 1, 2003 and February 2, 2002, and the results of its operations and its cash flows for the year ended February 1, 2003 and the twenty-two weeks ended February 2, 2002, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company financial statements referred to above present fairly, in all material respects, the results of the Predecessor Company's operations and its cash flows for the thirty weeks ended September 1, 2001, and the year ended February 3, 2001, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Houston, Texas

March 11, 2003

Stage Stores, Inc.
Consolidated Balance Sheets
(in thousands, except par values)

	February 1, 2003	February 2, 2002

ASSETS
Cash and cash equivalents	$ 20,886	$ 22,679
Retained interest in receivables sold	127,547	114,769
Accounts receivable, net	11,023	11,524
Merchandise inventories, net	179,922	177,818
Current deferred tax assets	21,280	5,400
Prepaid expenses and other current assets	17,625	12,288
Total current assets	378,283	344,478

Property, equipment and leasehold improvements, net	135,846	109,612
Deferred tax assets	12,016	-
Other assets	6,624	5,629
Total assets	$ 532,769	$ 459,719

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$ 56,286	$ 59,417
Income taxes payable	3,805	156
Accrued expenses and other current liabilities	44,496	46,492
Current portion of long-term debt	210	197
Total current liabilities	104,797	106,262

Long-term debt	672	873
Other long-term liabilities	15,183	12,360
Total liabilities	120,652	119,495

Commitments and contingencies

Common stock, par value $0.01, 50,000 shares
authorized, 20,042 and 19,973 shares issued and outstanding	200	200
Additional paid-in capital	363,067	318,090
Less treasury stock - at cost (1,169 shares in 2002)	(25,461)	-
Retained earnings	76,331	21,934
Minimum pension liability adjustment	(2,020)	-
Stockholders' equity	412,117	340,224
Total liabilities and stockholders' equity	$ 532,769	$ 459,719

                            The accompanying notes are an integral part of this statement.

Stage Stores, Inc.
Consolidated Statements of Operations
(in thousands, except earnings per share)

	Reorganized		Predecessor
	Company		Company
		Twenty-Two	Thirty Weeks
		Weeks Ended	Ended
	Fiscal Year	February 2,	September 1,	Fiscal Year
	2002	2002	2001	2000
Net sales	$ 875,557	$ 393,933	$ 461,642	$ 952,274
Cost of sales and related buying,
occupancy and distribution expenses	610,365	276,140	320,554	714,192
Gross profit	265,192	117,793	141,088	238,082
Selling, general and administrative expenses	176,202	82,332	105,578	246,206
Store opening costs	869	56	-	-
Interest, net of income of $223, $163, $146 and $567, respectively	1,777	581	10,651	39,807
Reorganization expense and store closure costs	-	-	23,141	114,236
Fresh-start adjustments	-	-	35,249	-
Income (loss) before income tax and extraordinary item	86,344	34,824	(33,531)	(162,167)
Income tax expense	31,947	12,890	15	48
Income (loss) before extraordinary item	54,397	21,934	(33,546)	(162,215)
Extraordinary item - gain on debt discharge	-	-	265,978	-
Net income (loss)	$ 54,397	$ 21,934	$ 232,432	$ (162,215)

Basic earnings (loss) per share data:
Basic earnings (loss) per share before extraordinary item	$ 2.78	$ 1.10	$ (1.19)	$ (5.77)
Extraordinary item - gain on debt discharge	-	-	9.47	-
Basic earnings (loss) per share	$ 2.78	$ 1.10	$ 8.27	$ (5.77)

Basic weighted average shares outstanding	19,550	19,973	28,096	28,096

Diluted earnings (loss) per share data:
Diluted earnings (loss) per share before extraordinary item	$ 2.60	$ 1.09	$ (1.19)	$ (5.77)
Extraordinary item - gain on debt discharge	-	-	9.47	-
Diluted earnings (loss) per share	$ 2.60	$ 1.09	$ 8.27	$ (5.77)

Diluted weighted average shares outstanding	20,959	20,094	28,096	28,096

                                       The accompanying notes are an integral part of this statement.

Stage Stores, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Reorganized		Predecessor
	Company		Company
		Twenty-Two	Thirty
		Weeks Ended	Weeks Ended
	Fiscal Year	February 2,	September 1,	Fiscal Year
	2002	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$ 54,397	$ 21,934	$ 232,432	$ (162,215)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	17,466	5,999	13,165	23,765
Deferred tax benefit	17,024	12,890	-	-
Amortization of debt issue costs	1,413	574	2,882	6,409
Provision for bad debts	33,693	16,129	12,606	23,527
Adjustment to accrete yield on repurchased accounts receivable	-	-	9,000	37,751
Write-off of property, equipment and leasehold improvements
and other assets associated with closed stores	-	-	1,931	37,063
Fresh-start adjustments	-	-	35,249	-
Gain on debt discharge	-	-	(265,978)	-
Accretion of discount	-	-	-	436
Write-off of pre-petition debt issue costs and original issue discount	-	-	-	17,987
Write-off of other intangibles	-	-	-	3,130
Write-down of undivided interest in account receivable trust	-	-	-	6,155
Changes in operating assets and liabilities:
Increase in accounts receivable and retained interest in receivables sold	(6,970)	(40,743)	(255)	(11,765)
(Increase) decrease in merchandise inventories	(2,104)	4,021	26,988	42,421
(Increase) decrease in other assets	(7,645)	661	858	7,348
Increase (decrease) in accounts payable and other liabilities	(2,155)	(1,606)	(2,547)	40,262
Total adjustments	50,722	(2,075)	(166,101)	234,489
Net cash provided by operating activities	105,119	19,859	66,331	72,274

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(43,972)	(15,287)	(6,318)	(5,390)
Proceeds from retirement of fixtures and equipment	272	-	355	567
Net cash used in investing activities	(43,700)	(15,287)	(5,963)	(4,823)

Cash flows from financing activities:
Proceeds from (payments on):
Sale (repurchase) of accounts receivable to (from) account receivable trust	(39,000)	(10,000)	175,000	(286,503)
Repurchase of common stock	(25,461)	-	-	-
Long-term debt	(188)	-	(185)	(204)
Exercise of stock options	1,537	-	-	-
Addition to debt issue costs	(100)	-	(4,130)	(10,617)
Debtor-in-possession credit facility	-	-	(224,288)	224,288
Pre-petition working capital facility	-	-	832	5,916
Net cash used in financing activities	(63,212)	(10,000)	(52,771)	(67,120)
Net increase (decrease) in cash and cash equivalents	(1,793)	(5,428)	7,597	331
Cash and cash equivalents:
Beginning of period	22,679	28,107	20,510	20,179
End of period	$ 20,886	$ 22,679	$ 28,107	$ 20,510
Supplemental disclosures:
Interest paid	$ 918	$ 453	$ 11,053	$ 21,623
Income taxes paid	$ 11,274	$ -	$ -	$ 15

                                        The accompanying notes are an integral part of this statement.

Stage Stores, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands)
							Accumulated
							Other
	Common		Additional	Treasury		Retained	Comprehensive
	Stock		Paid-in	Stock		Earnings	Income
	Shares	Amount	Capital	Shares	Amount	(Deficit)	(Loss)	Total
Predecessor Company:

Balance, January 29, 2000	28,084	$ 281	$ 266,590	-	$ -	$ (337,500)	$ (4,338)	$ (74,967)
Net loss	-	-	-	-	-	(162,215)	-	(162,215)
Minimum pension liability
adjustment, net of tax of ($1.5) million	-	-	-	-	-	-	(3,717)	(3,717)
Comprehensive income (loss)								(165,932)
Issuance of new stock	12	-	412	-	-	-	-	412

Balance, February 3, 2001	28,096	$ 281	$ 267,002	-	$ -	$ (499,715)	$ (8,055)	$ (240,487)
Net income	-	-	-	-	-	232,432	-	232,432
Fresh-start adjustment -
minimum pension liability adjustment	-	-	-	-	-	-	8,055	8,055
Comprehensive income								240,487
Cancellation of predecessor stock	(28,096)	(281)	(267,002)	-	-	267,283	-	-

Balance, September 1, 2001	-	$ -	$ -	-	$ -	$ -	$ -	$ -

Reorganized Company:

Issuance of new stock	19,973	$ 200	$ 299,800	-	$ -	$ -	$ -	$ 300,000
Net income	-	-	-	-	-	21,934	-	21,934
Recognition of pre-organization
deferred tax assets	-	-	18,290	-	-	-	-	18,290

Balance, February 2, 2002	19,973	$ 200	$ 318,090	-	$ -	$ 21,934	$ -	$ 340,224

Net income	-	-	-	-	-	54,397	-	54,397
Minimum pension liability
adjustment, net of tax of ($1.2) million	-	-	-	-	-	-	(2,020)	(2,020)
Comprehensive income								52,377
Repurchases of common stock	-	-	-	(1,169)	(25,461)	-	-	(25,461)
Stock options exercised	83	-	1,537	-	-	-	-	1,537
Escrow shares cancelled	(14)	-	-	-	-	-	-	-
Recognition of pre-reorganization
deferred tax assets	-	-	43,440	-	-	-	-	43,440

Balance, February 1, 2003	20,042	$ 200	$ 363,067	(1,169)	$ (25,461)	$ 76,331	$ (2,020)	$ 412,117

                                             The accompanying notes are an integral part of this statement.

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business: Stage Stores, Inc., through its wholly-owned subsidiaries Specialty Retailers (TX) LP and SRI Limited Partner LLC, operates family apparel stores under the names "Bealls", "Palais Royal" and "Stage" offering nationally recognized brand name family apparel, accessories, cosmetics and footwear. Depending on the context and the period being referenced, Stage Stores, Inc., its affiliates and their predecessors in interest will, from time-to-time, be referred to collectively as the "Company", "Stage Stores", "Predecessor Company", "Stage Delaware" or "Reorganized Company". As of February 1, 2003, the Company operated 354 stores in 13 states located throughout the south central United States.

Principles of Consolidation: The consolidated financial statements include the accounts of Stage Stores and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Fiscal Year: References to a particular year are to the Company's fiscal year which is the 52 or 53 week period ending on the Saturday closest to January 31st of the following calendar year. For example, a reference to "2002" is a reference to the fiscal year ended February 1, 2003. Fiscal years 2002 and 2001 were 52 week years. Fiscal year 2000 was a 53 week year. Results for fiscal year 2001 are split between the twenty-two weeks ended February 2, 2002 for the Reorganized Company and the thirty weeks ended September 1, 2001 for the Predecessor Company as results of operations for the Reorganized Company are not prepared on a basis comparable to that of the Predecessor Company. (See Note 2 - Bankruptcy and Reorganization Proceedings).

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

Accounts Receivable and Retained Interest in Receivables Sold: Accounts receivable relate to the receivables generated under the Company's private label credit card program. When the Company sells receivables in securitization of credit card receivables, it retains interest-only strips, a subordinated transferor certificate, an exchangeable transferor certificate, servicing rights, and cash held in a trust reserve account, all of which are retained interests in the securitized receivables. Gain or loss on sale of the receivables depends in part on the previous carrying amount of the receivables involved in the transfer, allocated between the receivables sold and retained interests based on their relative fair value at the date of the transfer. To obtain fair values, the Company generally estimates fair value based on the present value of future expected cash flows using management's best estimates of the key assumptions - credit losses, repayment speeds, forward yield curves, and discount rates commensurate with the risks involved. The Company's retained interest in the receivables in the securitization trust (the "Trust") are considered trading securities and are carried at fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 Accounting for Certain Investments in Debt and Equity Securities. See Note 3 for additional disclosures regarding the securitization of accounts receivable and the key assumptions underlying the fair value calculation.

The Company services the entire credit card portfolio without regard to whether the accounts are retained by the Company or placed into the Trust. The same policies are followed on all accounts regarding credit underwriting standards and loss recognition. The Company provides for an allowance for uncollectible accounts based on historical charge-off patterns and management judgment. Accounts are automatically charged-off when they become 180 days contractually delinquent, or earlier upon the occurrence of specific events. Finance charge and late fee revenue is recorded until an account is charged off, at which time uncollected finance charge and late fee revenue is charged off.

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

Merchandise Inventories: Effective September 1, 2001, the Company states its merchandise inventories at the lower of cost or market based upon the retail method of accounting. The Predecessor Company stated its merchandise inventory at the lower of cost or market based on the retail LIFO method of accounting, with cost being determined using the last-in, first-out ("LIFO") method. At February 1, 2003, inventory reserves for estimated shrink, permanent markdowns and other items such as damaged or returned merchandise, totaled $10.8 million as compared to $8.1 million at February 2, 2002.

Vendor allowances: The Company receives consideration from its vendors in the form of allowances and reimbursements. Given the promotional nature of the Company's business, the allowances are generally intended to offset the Company's costs of promoting, advertising and selling the vendors' products in its store. Vendor allowances are recognized as a reduction of cost of goods sold or related selling expense when the purpose for which the vendor funds were intended to be used has been fulfilled.

Property, Equipment and Leasehold Improvements: Upon emergence from bankruptcy, the Company revalued its fixed assets in accordance with fresh-start accounting as discussed in Note 2. This results in lower depreciation expense on assets owned as of September 1, 2001 for the Reorganized Company. Additions to property, equipment and leasehold improvements after the Effective Date (as defined in Note 2) are stated at cost and depreciated over their estimated useful lives using the straight-line method. The estimated useful lives of leasehold improvements do not exceed the term of the related lease, including renewal options. The estimated useful lives in years are generally as follows:
Buildings	20-25
Store and office fixtures and equipment	5-12
Warehouse equipment	5-15
Leasehold improvements	5-20

Debt Issue Costs: Debt issue costs are accounted for as a deferred charge and amortized on a straight-line basis over the term of the related financing agreement.

Accrued expenses and other current liabilities: Accrued expenses and other current liabilities includes accrued incentive compensation of $6.0 million and $12.9 million at February 1, 2003 and February 2, 2002, respectively.

Financial Instruments: Except for the retained interest in receivables sold, the Company records all financial instruments at cost. The cost of all financial instruments, except the retained interest in receivables sold, approximates fair value.

Revenue Recognition: Revenue from sales is recognized at the time of sale, net of any returns. A reserve has been established for the estimated merchandise returns. The Company's policy with respect to gift cards is to record revenue as the gift cards are redeemed for merchandise. Prior to their redemption, the cards are recorded as a liability.

Store Pre-Opening Expenses: Costs related to the opening of new stores are expensed as incurred.

Advertising Expenses: Advertising costs are charged to operations when the related advertising first takes place. Advertising costs were $33.8 million, $30.9 million and $35.7 million for 2002, 2001 and 2000, respectively. Prepaid advertising costs were $0.5 million and $0.6 million at February 1, 2003 and February 2, 2002, respectively.

Deferred rent: The Company records rent expense on a straight-line basis, evenly dividing rent expense over all periods covered by the primary term of the lease. The difference between the payment and expense in any period is recorded as deferred rent in other long-term liabilities in the Consolidated Balance Sheets.

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

Income Taxes: The provision for income taxes is computed based on the pretax income included in the Consolidated Statement of Operations. The asset and liability approach is used to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and the tax basis of assets and liabilities. A valuation allowance is to be established if it is more likely than not that some portion of the deferred tax asset will not be realized. See Note 10 for additional disclosures regarding income taxes and deferred income taxes.

Earnings per Share: Basic earnings per share is computed using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is computed using the weighted average number of common shares as well as all potentially dilutive common share equivalents outstanding. Stock options and warrants are the only potentially dilutive share equivalents the Company has outstanding in the post-emergence period. For the year ended February 1, 2003, dilution was calculated by adding 470,379 shares related to warrants and 938,418 related to stock options to the basic weighted average shares outstanding of 19,550,235 for total diluted shares of 20,959,032. The Company had 16,000 options to purchase shares of common stock outstanding at February 1, 2003 that were not included in the computation of diluted earnings per share because the exercise price of the options were greater than the average market price of the common shares. At February 1, 2003, these options had exercise prices ranging from $26.29 to $32.01 per share. For the twenty-two weeks ended February 2, 2002, dilution was calculated by adding 14,984 shares related to warrants and 106,479 related to stock options to the basic weighted average shares outstanding of 19,972,653 for total diluted shares of 20,094,116. For the Predecessor Company, all common share equivalents were excluded from the computation of diluted earnings per share for the thirty weeks ended September 1, 2001 and for fiscal 2000 as they were anti-dilutive.

Stock-Based Compensation: At February 1, 2003, the Company has one stock-based employee compensation plan, which is described more fully in Note 7. The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for the grant of stock options (in thousands except per share amounts).

	Fifty-Two	Twenty-Two
	Weeks Ended	Weeks Ended
	February 1, 2003	February 2, 2002

Net income, as reported	$ 54,397	$ 21,934
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(2,306)	(993)
Pro forma net income	$ 52,091	$ 20,941

Earnings per share:
Basic - as reported	$ 2.78	$ 1.10
Basic - pro forma	2.66	1.05

Diluted - as reported	$ 2.60	$ 1.09
Diluted - pro forma	2.49	1.04

For purpose of the proforma disclosures above, the estimated fair value of stock-based compensation on the date of the grant was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants issued in 2002 and 2001:

	2002	2001

Expected volatility	43.9%	33.0%
Risk free rate	2.03%	3.56%
Expected life of options (in years)	3.00	3.06
Expected dividend yield	0.00%	0.00%

The weighted average fair value of options granted in 2002 was $7.20 as compared to $4.06 in 2001.

Reclassifications: The accompanying Consolidated Financial Statements include reclassifications from financial statements issued in previous years.

New Accounting Standards: In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."  The statements change the accounting for business combinations and goodwill in two significant ways.  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Use of the pooling-of-interests method is prohibited.  SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  The adoption of these statements as of February 3, 2002 did not have a material effect on the Company's financial position or results of operations because the Company has not engaged in any business combinations and has no goodwill recorded.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. SFAS No. 145 also amends other existing pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions relating to the reporting of gains and losses from extinguishment of debt are effective for the Company beginning February 2, 2003 with earlier adoption encouraged. If gains on extinguishment of debt previously reflected as extraordinary do not meet the definition of extraordinary under APB 30, a reclassification will be made in the financial statements issued subsequent to the adoption date. All other provisions of this standard are currently effective for the Company and did not have a significant impact on the Company's financial condition or results of operations.

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

In November 2002, the FASB's Emerging Issues Task Force ("EITF") released Issue 02-16, "Accounting By A Customer (Including A Reseller) For Cash Consideration Received From A Vendor," which addresses the accounting treatment for vendor allowances and is applicable to years beginning after December 15, 2002. The Company does not expect that its adoption will have a material impact on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123". This statement provides alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The Company has adopted the annual disclosure provisions of SFAS No. 148 effective for the fiscal year ended February 1, 2003. The Company will comply with the interim disclosure provisions beginning with the first quarter of fiscal 2003.

In January 2003, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others" ("FIN 45"), which requires recognition of a liability for the obligation undertaken upon issuing a guarantee. This liability would be recorded at the inception date of the guarantee and would be measured at fair value. The disclosure provisions of the statement are effective for the financial statements as of February 1, 2003. The liability recognition provisions apply prospectively to any guarantees issued or modified after December 31, 2002. The adoption is not expected to have a material effect on the Company's financial position or results of operations

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the consolidation of variable interest entities, as defined. FIN 46 applies immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. While the Company does have a variable interest entity, it does not meet the criteria for consolidation, therefore, the adoption will not result in the consolidation of the variable interest entity of the Company.

NOTE 2 - BANKRUPTCY AND REORGANIZATION PROCEEDINGS

On June 1, 2000, the Company's predecessors, Stage Stores, Inc., a Delaware corporation, Specialty Retailers, Inc. (NV) and Specialty Retailers, Inc. (collectively, the "Debtors") filed voluntarily petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code (the "Bankruptcy Proceedings"). The Company's Plan of Reorganization (the "Plan") was confirmed on August 8, 2001 and became effective on August 24, 2001 (the "Effective Date"). On December 31, 2002, the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Bankruptcy Court") entered a Final Decree in the Bankruptcy Proceedings which closed the Bankruptcy Proceedings. For financial reporting purposes, the Effective Date of the Plan was assumed to be September 1, 2001, the last day of the Company's seventh fiscal period. With the change in ownership resulting from the Plan, the Company adopted fresh-start reporting in accordance with the recommended accounting principles for entities emerging from Chapter 11 set forth in the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". The adjustments to reflect the consummation of the Plan, including the gain on discharge of pre-petition liabilities and the adjustment to record assets and liabilities at their fair value, were reflected in the thirty week period ended September 1, 2001. Accordingly, the financial position and operations for the Reorganized Company are not prepared on a basis comparable to those of the Predecessor Company.

In adopting "fresh-start" reporting, the Company was required to determine its enterprise value, which represents the fair market value of all assets of a business available to satisfy the fixed debt obligations of the Company. The Company's enterprise value was determined with the assistance of its financial advisors to be within a range that centered around a point estimate of $307.5 million. The enterprise value of the Company was determined by consideration of several factors and reliance on various valuation methods, including discounted future cash flows, peer group comparables, sales and earnings before interest, taxes, depreciation and amortization ("EBITDA"). Based on the comparative assessment of the Company to its peer group, a 5.25 multiple of EBITDA and a 0.375 multiple of sales were selected. In addition, a discount rate of 14.2% was selected for use in discounting projected future cash flows. After taking into account appropriate deductions from enterprise value, a reorganized equity value, on a fair market value basis, of $300.0 million was derived.

The adjustments made to record the effect of the Plan on the Company's Consolidated Balance Sheet as of September 1, 2001 were as follow:

		Adjustment to record plan confirmation
		(a)	(b)	(c)
			Financing
			Agreements,
			Debt
	Predecessor	Cancellation	Discharge,		Reorganized
	Company	of	and	Fresh-Start	Company
	Balance Sheet	Predecessor	Issuance of	Fair Value	Balance Sheet
	September 1, 2001	Stock	New Stock	Adjustments	September 1, 2001
ASSETS
Cash and cash equivalents	$ 20,558	$ -	$ 7,549	$ -	$ 28,107
Retained interest in receivables sold	-	-	82,058	-	82,058
Accounts receivable, net	247,922	-	(253,896)	15,595	9,621
Merchandise inventories, net	191,695	-	-	(9,856)	181,839
Prepaid expenses and other current assets	14,679	-	(150)	(1,584)	12,945
Total current assets	474,854	-	(164,439)	4,155	314,570
Property, equipment and leasehold
improvements, net	119,830	-	-	(19,506)	100,324
Other assets	7,006	-	2,896	(3,695)	6,207
Total assets	$ 601,690	$ -	$ (161,543)	$ (19,046)	$ 421,101

LIABILITIES AND
STOCKHOLDERS' EQUITY
(DEFICIT)
Account payable	$ 57,476	$ -	$ (1,199)	$ -	$ 56,277
Accrued expenses and other current liabilities	59,694	-	(10,007)	-	49,687
Debtor-in-Possession facility	137,133	-	(137,133)	-	-
Current portion long-term debt	197	-	-	-	197
Total current liabilities	254,500	-	(148,339)	-	106,161
Long-term debt	873	-	-	-	873
Other long-term liabilities	7,006	-	(1,087)	8,148	14,067
Liabilities subject to compromise under
reorganization proceedings	578,095	-	(578,095)	-	-
Total liabilities	840,474	-	(727,521)	8,148	121,101

Common stock	268	(268)	200	-	200
Class B common stock	13	(13)	-	-	-
Additional paid-in capital	267,002	(267,002)	299,800	-	299,800
Accumulated earnings (deficit)	(498,012)	267,283	265,978	(35,249)	-
Minimum pension liability adjustment	(8,055)	-	-	8,055	-
Stockholders' equity (deficit)	(238,784)	-	565,978	(27,194)	300,000
Total liabilities and stockholders' equity (deficit)	$ 601,690	$ -	$ (161,543)	$ (19,046)	$ 421,101

(a)  To record the cancellation of all pre-petition ownership interests as of the Effective Date.

(b)  To write-off the debtor-in-possession debt issue cost, record settlement of liabilities subject to compromise under reorganization proceedings by payment of cash of $46.4 million and issuance of 19,972,653 shares of new common stock valued at $300.0 million, and record proceeds received from the sale of accounts receivable under the Securitization Facility (as defined in Note 5).

(c)  To record the adjustments to state assets and liabilities at the reorganization value.

Reorganization Expense and Store Closure Costs: The net expense resulting from the Company's Bankruptcy Proceedings, subsequent reorganization efforts and prior year store closures are as follows (in thousands):

	Predecessor Company
	Thirty Weeks
	Ended
	September 1,	Fiscal Year
	2001	2000
Costs associated with the store closures	$ 2,454	$ 76,778
Professional fees associated with the bankruptcy	14,600	10,515
Write-off of pre-petition debt issue costs and
original issue discount	-	17,987
Write-down of undivided interest in accounts
receivable trust	-	6,155
Key employee retention and emergence bonuses	5,925	-
Other	162	2,801
Total	$ 23,141	$ 114,236

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

NOTE 3 - ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM

During 2002 and 2001, the Company sold credit card receivables in securitization transactions. In all those securitizations, the Company retains servicing responsibilities and subordinated interests. The Company receives annual servicing fees of two percent of the outstanding balance and rights to future cash flows arising after the investors in the special purpose master trust (the "Trust") have received the return for which they contracted. The Company's retained interest is subordinate to investors' interests. Except for the subordination of the Company's retained interest, the investors in the Trust have no recourse against the Company for failure of the credit card customers to pay when due. The value of the Company's retained interest is subject to credit, prepayment and interest rate risks on the transferred financial assets.

In the fifty-two weeks ended February 1, 2003 and the twenty-two weeks ended February 2, 2002, the Company recognized pretax gains of $2.6 million and $1.3 million, respectively, on the securitization of credit card receivables. The key assumptions used to measure the fair value at the time of sale were as follows:

	2002	2001
Repayment speed	14.1%	14.0%
Weighted average life (in months)	7.1	7.1
Expected credit losses as percentage of average receivables	11.6%	10.7%
Residual cash flows discount rate	15.0%	15.0%
Variable return to third party certificate holders	Periodic commercial	Periodic commercial
	paper plus 0.37%	paper plus 0.37%

At February 1, 2003, the key assumptions and the sensitivity of the current fair value of the Company's retained interest caused by immediate 10% and 20% adverse changes in those key assumptions are as follows (in thousands):

Repayment speed	14.1%
Impact on fair value of 10% adverse change	$(1,707)
Impact on fair value of 20% adverse change	(3,795)

Expected credit losses as a % of average receivables (annual rate)	11.6%
Impact on fair value of 10% adverse change	$(2,800)
Impact on fair value of 20% adverse change	(5,609)

Residual cash flows discount rate	15.0%
Impact on fair value of 10% adverse change	$(831)
Impact on fair value of 20% adverse change	(1,655)

Variable return to certificate holders
Impact on fair value of 10% adverse change	$(32)
Impact on fair value of 20% adverse change	(65)

Reduction in third party trust certificates outstanding of $126.0 million:
Impact of a 10% reduction in balances outstanding	$(535)
Impact of a 20% reduction in balances outstanding	(876)

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

The table below summarizes the cash flows received from the Trust during the fifty-two weeks ended February 1, 2003 and the twenty-two weeks ended February 2, 2002 (in thousands):
	2002	2001
Net proceeds (repayments) from securitizations	($39,000)	$165,000
Collections used by the Trust to purchase new balances in revolving
credit card securitizations	221,900	111,437
Servicing fees received	1,710	1,366
Other cash flows received on retained interests	190,174	63,805

The following tables present quantitative information about the components of securitized and owned receivables, delinquencies and net credit losses:

Managed Accounts Receivable Balances (in thousands):

	February 1,	February 2,
	2003	2002
Accounts receivable securitized (1)	$ 126,000	$ 165,000
Accounts receivable held for securitization	138,007	124,585
Total accounts receivable held in Trust	264,007	289,585
Account receivable ineligible for securitization	12,317	12,367
Total managed accounts receivable	$ 276,324	$ 301,952

________________________________

(1)  Equal to the off-balance sheet borrowings outstanding under the Securitization Facility (as defined in Note 5).

Reconciliation of Managed Accounts Receivable to Balance Sheet Presentation (in thousands):

	February 1,	February 2,
	2003	2002
Accounts receivable ineligible for securitization	$ 12,317	$ 12,367
Allowance for doubtful accounts on ineligible receivables	(1,294)	(843)
Accounts receivable, net	$ 11,023	$ 11,524

Accounts receivable held in Trust	$ 264,007	$ 289,585
Accounts receivable securitized (1)	(126,000)	(165,000)
Allowance for doubtful accounts on receivables held in Trust	(27,720)	(27,269)
Present value of excess cash flows on retained interest	9,269	8,776
Cash reserves held in trust, net of accrued interest (2)	7,991	8,677
Retained interest in receivables sold	$ 127,547	$ 114,769

____________________________

(1)  Equal to the off-balance sheet borrowings outstanding under the Securitization Facility (as defined in Note 5).

(2)  Certain cash receipts are held by the securitization trust to fund monthly distributions to the third party certificate holders and the payment of the transferor servicing fee to the Company on the 10th of each calendar month. The remaining excess funds are then released to the Company.

Managed Accounts Receivable Contractual Delinquency:
	February 1,	February 2,
	2003	2002
Current	74.6%	73.8%
Accounts receivable contractually past due:
1 to 29 days past due	13.2%	15.4%
30 to 59 days past due	3.5%	3.5%
60 to 89 days past due	2.5%	2.1%
90 days and greater past due	6.2%	5.2%
Total*	100.0%	100.0%

* Totals may not foot due to rounding.

Charge-offs as Percentage of Average Accounts Receivable (dollars in thousands):
	2002	2001	2000

Average accounts receivable	$ 281,637	$ 287,516	$ 324,547
Net principal charge-offs	32,795	32,514	43,277
Net principal charge-offs as a percentage of average receivables	11.6%	11.3%	13.3%

Predecessor Company Activities: Prior to the Bankruptcy Proceedings, the Company securitized substantially all of its trade accounts receivable. In connection with the Bankruptcy Proceedings, on June 7, 2000, the Company paid the trust holding the receivables $288.4 million in cash and surrendered its retained interest in exchange for all accounts receivable held by the trust. The trust used the cash proceeds to retire all remaining certificates and pay other costs associated with the termination of the trust. The accounts receivable repurchased by the Company were recorded at the aggregate of the cash paid and the estimated fair value of the retained interest surrendered. The Company accreted the yield resulting from the estimated net future cash flows associated with the accounts receivable repurchased at June 1, 2000 using the interest method. The yield is recorded in selling, general and administrative expenses in the accompanying financial statements. Service charge income, late fees and estimated bad debt expense related to credit sales made subsequent to June 1, 2000 along with overhead costs of the credit operations are included in selling, general and administrative expenses in the accompanying financial statements.

NOTE 4 - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements were as follows (in thousands):

	February 1,	February 2,
	2003	2002
Land	$ 404	$ 704
Buildings	6,715	5,965
Fixtures and equipment	95,535	65,004
Leasehold improvements	56,629	43,937
	159,283	115,610
Accumulated depreciation	23,437	5,998
	$ 135,846	$ 109,612

Depreciation expense was $17.5 million, $6.0 million, $13.2 million and $28.3 million for fiscal year 2002, the twenty-two weeks ended February 2, 2002, the thirty weeks ended September 1, 2001, and fiscal year 2000, respectively. Impairment charges of $1.7 million in fiscal 2000 related to property, equipment and leasehold improvements associated with underperforming stores were included in depreciation expense. These charges are included in selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.

NOTE 5 - FINANCING AND LONG-TERM DEBT

In conjunction with the Company's emergence from the Bankruptcy Proceedings, on the Effective Date the Company entered into a three year, $125 million senior secured revolving credit facility (the "Revolving Facility"), which also supports the Company's outstanding letters of credit, and a three year, $200 million accounts receivable securitization facility (the "Securitization Facility") (collectively, the "Financing Agreements"). The initial proceeds from the Securitization Facility were used by the Company to (i) repay the total amount outstanding under the Company's $450.0 million debtor-in-possession credit facility as of the Effective Date, (ii) make certain payments under the Plan in connection with priority claims, administrative claims and secured claims and (iii) pay related transaction costs, fees and expenses. The Financing Agreements are used by the Company, in conjunction with other liquidity sources, to provide financing for working capital, letters of credit, capital expenditures, interest payments and other general corporate purposes. Substantially all of the Company's assets are pledged as collateral under the Revolving Facility.

Borrowings under the Revolving Facility are limited to the availability under a borrowing base that is determined on eligible inventory, while borrowings under the Securitization Facility are limited to eligible accounts receivable generated under the Company's private label credit card program. Borrowings under both facilities are payable upon maturity at August 24, 2004. The daily interest rates under the Revolving Facility are determined by a base rate or Eurodollar rate plus an applicable margin as set forth in the Revolving Facility agreement. Amounts outstanding under the Securitization Facility are funded by the issuance of commercial paper in the open market through a conduit at various rates and maturities. As a result, the daily interest rates under the Securitization Facility are based upon the periodic commercial paper rates of the applicable conduit purchasers. If the commercial paper market is unavailable, amounts outstanding under the Securitization Facility will be funded by liquidity providers with interest at the Eurodollar rate, plus 2.0%. The Company pays a standby fee to the liquidity providers equal to a per annum rate of 0.625% of the total amount of their respective commitments under the Securitization Facility. In addition, the Company entered into an interest rate cap agreement on August 24, 2001, establishing a maximum fixed rate of 9.0% on the full amount of the $200.0 million Securitization Facility. On February 1, 2003, there were no borrowings outstanding under the Revolving Facility, while borrowings under the Securitization Facility, which are accounted for off-balance sheet, totaled $126.0 million. On February 1, 2003, excess availability under the Revolving Facility, net of letters of credit outstanding of $15.6 million, was $89.5 million, while excess availability under the Securitization Facility was $74.0 million.

The Company continually monitors its liquidity position and compliance with its Financing Agreements. The Revolving Facility contains covenants which, among other things, restrict the (i) incurrence of additional debt and capital lease obligations, (ii) payment of dividends and other payments to shareholders, (iii) aggregate amount of capital expenditures and (iv) transactions with related parties. The Revolving Facility also requires the Company to maintain compliance with specific financial covenants, including specified Leverage Ratio, Fixed Charge Coverage Ratio and Tangible Net Worth levels calculated quarterly. Further, the Securitization Facility describes certain conditions and events that could cause an acceleration of the amounts then outstanding under the Securitization Facility. These include such things as the Company not maintaining compliance with certain financial covenants, having a material adverse change in the ability of the Company to perform its obligations under the Securitization Facility, having a material adverse change in the collectibility of the accounts receivables and other specific conditions and events. Each facility contains cross default provisions. At February 1, 2003, the Company was in compliance with all of the debt covenants of the Financing Agreements.

The Company issues letters of credit to support certain merchandise purchases which are required to be collateralized. The Company had outstanding letters of credit totaling approximately $15.6 million at February 1, 2003, all of which were collateralized by the Company's Revolving Facility. These letters of credit expire within twelve months of issuance.

The Company also has a capital lease in the form of an industrial revenue bond, of which $0.7 million is classified as long-term and $0.2 million classified short-term. The annual principal payment required on this debt is $0.2 million per year.

NOTE 6 - STOCKHOLDERS' EQUITY

Under the Plan, the Company generally settled pre-petition debt claims by issuing shares of a new class of common stock in a reorganized Stage Stores to those pre-petition creditors entitled to receive such distribution under the Plan. As of February 1, 2003, 46,536 of the shares issued were held in escrow related to unresolved claims of former creditors under the Plan. Subsequent to February 1, 2003, six stock certificates were cancelled and 583 shares were returned to escrow bringing the total shares held in escrow to 47,119. In addition, pursuant to the Plan, the Company issued 512,119 Series A Warrants with an exercise price of $15.00 and 1,078,146 Series B Warrants with an exercise price of $20.00 to subordinated pre-petition note holders. These warrants will expire August 23, 2006. The Plan did not provide for any distribution to the holders of pre-petition equity interest in the Company, including holders of the Company's old common stock and holders of the Company's old Class B Common Stock. Further, under the Plan, all pre-petition equity interests, including all shares of old common stock and old Class B Common Stock outstanding on the Effective Date were cancelled.

On July 29, 2002, the Board of Directors approved a stock repurchase program authorizing the Company to buy, from time to time during its 2002 fiscal year, up to $15.0 million of its common stock. On September 19, 2002, the Board of Directors approved the repurchase of an additional $10.0 million of the Company's common stock. Additional amounts of its outstanding common stock may also be repurchased using the proceeds that the Company receives from the exercise of options under its 2001 Equity Incentive Plan, including the tax benefits which will accrue to the Company from the exercise of these options. As of February 1, 2003, the Company had purchased 1,169,608 of its shares at a cost of approximately $25.5 million.

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

NOTE 7 - STOCK OPTION PLAN

Pursuant to the Plan of Reorganization as approved by the Company's shareholders (former creditors) and the Bankruptcy Court, the Company has established the 2001 Equity Incentive Plan to reward, retain and attract key personnel. To fund the 2001 Equity Incentive Plan, 4,000,000 shares of the Company's common stock have been reserved.

Of the 4,000,000 shares of common stock reserved for issuance under the 2001 Equity Incentive Plan, the Company issued options to key employees and directors for 3,637,000 shares as of August 24, 2001, in three equal groupings, with per share exercises prices of $13.75, $15.00 and $16.25, respectively. The right to exercise these options will vest over four years from August 24, 2001, with 25% of each grouping vesting at the end of each of the first four years following the date of grant, and will expire if not exercised ten years from the date of the grant. During 2002, additional options were granted with the same vesting terms to key employees.

A summary of the option activity under the 2001 Equity Incentive Plan follows:

		Weighted
	Number of	Average
	Outstanding	Option
	Options	Price
Options granted effective as of August 24, 2001	3,637,000	$ 15.00
Surrendered	-
Exercised	-
Options outstanding at February 2, 2002	3,637,000	15.00
Granted	108,000	22.43
Surrendered	(94,931)	15.58
Exercised	(83,663)	14.83
Options outstanding at February 1, 2003	3,566,406	15.21

At February 2, 2002, no options were exercisable under the 2001 Equity Incentive Plan. A summary of outstanding and exercisable options as of February 1, 2003 follows:

			Weighted
		Weighted	Average		Weighted
	Number of	Average	Remaining	Number of	Average
Option	Outstanding	Exercise	Contractual	Exercisable	Exercise
Price	Options	Price	Life (in years)	Options	Price
$13.75 - $16.25	3,463,406	$ 15.00	8.4	819,181	$ 15.02
17.75 - 24.45	67,000	20.04	9.7	1,000	24.45
25.40 - 32.01	36,000	26.39	9.3	500	25.85
	3,566,406	15.21	8.5	820,681	15.04

NOTE 8 - EMPLOYEE BENEFIT PLANS

401(k) Plan: The Company has a contributory 401(k) savings plan (the "401(k) Plan") covering substantially all qualifying employees. Under the 401(k) Plan, participants may contribute up to 25% of their qualifying earnings, subject to certain restrictions. The Company may make an annual discretionary matching contribution. The Company currently matches 50% of each participant's contributions, limited to 6% of each participant's compensation. The Company's matching contributions expense were approximately $0.8 million for 2002, 2001 and 2000.

Deferred Compensation Plans: The Company has two deferred compensation plans (the "Deferred Compensation Plans") which provide executives, certain officers and other key employees of the Company with the opportunity to participate in unfunded, deferred compensation programs that are not qualified under the Internal Revenue Code of 1986, as amended, (the "Code"). Generally, the Code and the Employee Retirement Income Security Act of 1974, as amended, restrict contributions to a 401(k) plan by highly compensated employees. The Deferred Compensation Plans are intended to allow participants to defer income on a pre-tax basis. Under the Deferred Compensation Plans, participants may defer up to 50% of their base salary and up to 100% of their bonus and earn a rate of return based on actual investments chosen by each participant. The Company has established grantor trusts for the purposes of holding assets to provide benefits to the participants. For the plan involving the executives and certain officers, the Company will match 100% of each participant's contributions, up to 10% of the sum of their base salary and bonus. For the plan involving other key employees, the Company may make an annual discretionary matching contribution. The Company currently matches 50% of each participant's contributions, up to 6% of the participant's compensation offset by what contribution the Company makes to the participant's 401(k) account, if any. For both plans, Company contributions are vested 100%. In addition, the Company may, with approval by the Board of Directors, at its sole discretion, make an additional employer contribution in any amount with respect to any participant as is determined in its sole discretion. The Company's matching contribution expense for the Deferred Compensation Plans was approximately $0.8 and $0.7 million for 2002 and 2001, respectively.

Frozen Defined Benefit Plan: The Company has a defined benefit plan (the "Retirement Plan") that was frozen effective June 30, 1998. There are no future benefit accruals after that date. Any service after that date will continue to count toward vesting and eligibility for normal and early retirement. Benefits are administered through a trust arrangement which provides monthly payments or lump sum distributions. The Retirement Plan covered substantially all employees who had met eligibility requirements and were enrolled prior to June 30, 1998. Benefits under the plan were based upon a percentage of the participant's earnings during each year of credited service. Supplemental pension benefits were also provided for certain key executives under the Specialty Retailers, Inc. Pension Restoration Benefit Plan (the "Pension Restoration Benefit Plan"), a non-qualified defined benefit plan. The Pension Restoration Benefit Plan was terminated by the Board of Directors on March 7, 2000. At the time of termination, there were no participants eligible for benefits under this Plan. The Company recorded a $0.6 million gain associated with the plan termination.

Information regarding the Retirement Plan is as follows (in thousands):

	Reorganized		Predecessor
	Company		Company
	Year	Twenty-Two	Thirty
	Ended	Weeks Ended	Weeks Ended
	February 1,	February 2,	September 1,
	2003	2002	2001
Change in benefit obligation:
Benefit obligation at beginning of year	$ 36,560	$ 36,191	$ 29,800
Interest cost	2,364	1,039	1,236
Actuarial loss	1,118	64	3,333
Present value of administrative expenses	-	-	3,449
Plan disbursements	(2,832)	(734)	(1,627)
Projected benefit obligation at end of year	37,210	36,560	36,191

Change in plan assets:
Fair value of plan assets at beginning of year	26,294	24,831	27,340
Actual return on plan assets	(3,801)	1,494	(882)
Employer contributions	1,912	703	-
Plan disbursements	(2,832)	(734)	(1,627)
Fair value of plan assets at end of year	21,573	26,294	24,831

Funded status	(15,637)	(10,266)	(11,360)
Fresh-start adjustments	-	-	(19,488)
Unrecognized net actuarial (gain) loss	6,491	(570)	19,488
Net amount recognized	$ (9,146)	$ (10,836)	$ (11,360)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability	$ (12,350)	$ (10,836)	$ (11,360)
Accumulated other comprehensive loss, pre-tax	3,204	-	-
Net amount recognized	$ (9,146)	$ (10,836)	$ (11,360)

Weighted-average assumptions as of year end:
Discount rate	6.50%	7.00%	7.00%
Expected long-term rate of return on plan assets	8.50%	8.50%	9.00%
Rate of annual compensation increase *
Rate of increase in maximum benefit and compensation limits *
Assumed rate of increase in taxable wage base *

*Not applicable since plan was frozen effective June 30, 1998.

The components of pension cost for the Retirement Plan were as follows (in thousands):

	Reorganized		Predecessor
	Company		Company
	Year	Twenty-Two	Thirty	Year
	Ended	Weeks Ended	Weeks Ended	Ended
	February 1,	February 2,	September 1,	February 3,
	2003	2002	2001	2001
Net periodic pension cost for the fiscal year ended:
Service cost	$ -	$ -	$ -	$ 222
Interest cost	2,364	1,039	1,237	2,153
Expected return on plan assets	(2,142)	(859)	(1,372)	(2,166)
Amortization of actuarial loss	-	-	376	419
Net periodic pension cost	$ 222	$ 180	$ 241	$ 628

Included in accrued expenses and other accrued liabilities is $3.0 million and $2.0 million at February 1, 2003 and February 2, 2002, respectively, for estimated contributions to the Retirement Plan in 2003 and 2002, respectively.

NOTE 9 - OPERATING LEASES

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

	Reorganized		Predecessor
	Company		Company
	Year	Twenty-Two	Thirty	Year
	Ended	Weeks Ended	Weeks Ended	Ended
	February 1,	February 2,	September 1,	February 3,
	2003	2002	2001	2001
Minimum rentals	$ 24,745	$ 9,920	$ 14,219	$ 44,092
Contingent rentals	7,809	3,967	4,013	2,564
Equipment rentals	1,496	1,158	2,006	5,871
	$ 34,050	$ 15,045	$ 20,238	$ 52,527

Minimum rental commitments on long-term operating leases at February 1, 2003, net of sub-leases, are as follows (in thousands):

Fiscal Year

2003	$ 28,416
2004	26,407
2005	22,604
2006	17,806
2007	13,032
Thereafter	25,375
$ 133,640

NOTE 10 - INCOME TAXES

All Company operations are domestic. Income tax expense charged to continuing operations consisted of the following (in thousands):

	Reorganized		Predecessor
	Company		Company
	Year	Twenty Two	Thirty Weeks	Year
	Ended	Weeks Ended	Ended	Ended
	February 1,	February 2,	September 1,	February 3,
	2003	2002	2001	2001
Federal income tax expense (benefit):
Current	$ 14,878	$ -	$ -	$ -
Deferred	15,538	11,845	-	-
	30,416	11,845	-	-
State income tax expense (benefit):
Current	$ 45	$ -	$ 15	$ 48
Deferred	1,486	1,045	-	-
	1,531	1,045	15	48
	$ 31,947	$ 12,890	$ 15	$ 48

Reconciliation between the federal income tax expense charged to income (loss) before income tax and extraordinary item computed at statutory tax rates and the actual income tax expense recorded follows (in thousands):

	Reorganized		Predecessor
	Company		Company
	Year	Twenty Two	Thirty Weeks	Year
	Ended	Weeks Ended	Ended	Ended
	February 1,	February 2,	September 1,	February 3,
	2003	2002	2001	2001
Federal income tax expense (benefit)
at the statutory rate	$ 30,220	$ 12,188	$ 81,356	$ (56,758)
State income taxes, net	995	679	3,194	(4,546)
Other, net	732	23	5,072	1,070
Valuation allowance	-	-	(89,607)	60,282
	$ 31,947	$ 12,890	$ 15	$ 48

There is no tax calculated on the extraordinary gain on debt discharge in the thirty weeks ended September 1, 2001, as such gain is specifically excluded from taxable income under the Internal Revenue Code. A portion of the gain reduces the net operating loss carryforward.

Deferred tax assets (liabilities) consist of the following (in thousands):

	February 1,	February 2,
	2003	2002
Gross deferred tax assets
Net operating loss carryforwards	$ 15,910	$ 18,283
Bad debt reserve	7,709	7,605
AMT tax credit carryforward	2,881	2,686
Depreciation and amortization	-	7,392
Accrued expenses	4,105	4,465
Pensions	4,591	4,032
Lease obligations	1,354	5,129
Inventory reserves	4,852	2,385
Other	1,448	641
	42,850	52,618
Gross deferred tax liabilities:
State income taxes	(2,274)	(2,945)
Depreciation and amortization	(3,118)	-
Other	(1,662)	(890)
	(7,054)	(3,835)
Valuation allowance	(2,500)	(43,383)
Net deferred tax assets	$ 33,296	$ 5,400

The net change in the valuation allowance for deferred tax assets was a decrease of $40.9 million (in addition to actual deductions for lease damage claims of $2.5 million which differed from estimates in 2001) and $107.9 million in 2002 and 2001, respectively. SFAS No. 109 requires recognition of future tax benefits of the above deferred tax assets to the extent such realization is more likely than not. In recognizing $43.4 million of such tax benefits at February 1, 2003, management has considered the nonrecurring nature of significant expenses which contributed to the creation of the operating loss carryforwards and the improving trend of operations. Consistent with the requirements of SFAS No. 109, any tax benefits recognized related to pre-reorganization deferred tax assets are recorded as a direct addition to additional paid-in-capital. The remaining valuation allowance of $2.5 million at February 1, 2003 is related to tax credits and state net operating losses which may expire prior to utilization.

The Company has net operating loss carryforwards for federal income tax purposes of approximately $30.6 million, which if not utilized will expire after 2020. This amount is subject to an annual limitation of $15.3 million. The Company has net operating loss carryforwards for state income tax purposes of approximately $77.4 million, which if not utilized, will expire in varying amounts between 2003 and 2021.

NOTE 11 - QUARTERLY FINANCIAL INFORMATION (unaudited)

The following table shows quarterly information for both the Predecessor and Reorganized Company (in thousands, except per share amounts):

	Fiscal Year 2002
	Q1	Q2	Q3	Q4
Net sales	$ 206,668	$ 207,536	$ 204,420	$ 256,933
Gross profit	72,255	62,233	56,998	73,706
Net income	17,765	10,354	10,215	16,064
Basic earnings per common share	0.89	0.52	0.53	0.85
Diluted earnings per common share	0.82	0.47	0.50	0.81
Basic weighted average shares	19,967	19,955	19,362	18,917
Diluted weighted average shares	21,634	21,852	20,289	19,868

	Fiscal Year 2001
	Q1	Q2	Q3 (1)	Q4
Net sales	$ 195,549	$ 195,538	$ 195,808	$ 268,680
Gross profit	62,576	56,670	60,525	79,110
Net income (2)	6,311	2,341	229,911	15,803
Basic earnings per common share	0.22	0.08	11.51	0.79
Diluted earnings per common share	0.22	0.08	11.51	0.77
Basic weighted average shares	28,096	28,096	19,973	19,973
Diluted weighted average shares	28,096	28,096	19,973	20,581

___________________________________

(1) The third quarter of Fiscal 2001 includes the combined results of the Predecessor Company for the four weeks ended September 1, 2001 and the Reorganized Company for the nine weeks ended November 3, 2001. Earnings per share was calculated using outstanding shares of the Reorganized Company as of November 3, 2001.

(2) Includes an extraordinary item - gain on debt discharge of $266.0 million and a charge for fresh-start adjustments of $35.2 million in the third quarter 2001.

NOTE 12 - RELATED PARTY TRANSACTIONS

Glenn August, a Director of the Company, is also the President of Oak Hill Advisors, Inc. which owns or manages approximately 17.8% of common stock. On December 7, 2001, the Company executed a Registration Rights Agreement (the "Rights Agreement") with Oak Hill Securities Fund, L.P., Oak Hill Securities Fund-II, L.P., Lerner Enterprises, LP, P&PK Family Ltd. Partnership and Glenn R. August (the "Holders"). The Holders were creditors in the Bankruptcy Proceedings. Pursuant to the Plan of Reorganization, each of the Holders received shares of new common stock in exchange for debt. The Company believes that the issuance of the common stock to the Holders under the Plan of Reorganization satisfies the requirements under Section 1145(a)(1) of the Bankruptcy Code and, therefore, was exempt from registration under the Securities Act of 1933 (the "Securities Act") and state securities laws. However, the Company also believes that Section 1145(a)(1) of the Bankruptcy Code does not provide an exemption from registration for the resale of the common stock issued to the Holders. Therefore, the Holders requested, and the Company's Board of Directors approved, the granting of registration rights to the Holders. The Rights Agreement covers the shares beneficially owned by the Holders on December 7, 2001, or at any time thereafter.

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

The Company sought to recover not less than an aggregate of $2,755,672 for debt owed by Mr. Tooker to the Company pursuant to loans and promissory notes Mr. Tooker caused the Company to make to him while serving as President, Chief Executive Officer and Chairman of the Board and for damages as a result of other transactions between the Company and Mr. Tooker. On March 20, 2001, the Bankruptcy Court in the Bankruptcy Proceedings entered an order that authorized the Company and its subsidiaries to enter into and perform a Compromise, Settlement and Release Agreement dated January 31, 2001 with Mr. Tooker and his wife (the "Settlement Agreement"). Pursuant to the Settlement Agreement, Mr. Tooker and his wife executed a promissory note dated March 30, 2001 payable to Specialty Retailers, Inc. in the principal sum of $1,215,567 (the "Maximum Principal Amount"), with an annual interest rate of 6.5%, and with a maturity date of February 11, 2011 (the "Note"). The Note provides that in the event $532,000 of the Maximum Principal Amount is paid on or before August 1, 2008 as provided in the Note, the remaining unpaid Maximum Principal Amount will not be payable and will be irrevocably waived by Specialty Retailers, Inc. On March 30, 2001, Mr. Tooker also resigned from the Company's Board of Directors and as an officer of the Company and all of its affiliates, in both cases with the resignations to be deemed effective as of February 21, 2000.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Litigation: From time to time the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of their business.

The Bankruptcy Proceedings. On June 1, 2000, the Company's predecessors, Stage Stores, Inc., a Delaware corporation, Specialty Retailers, Inc. (NV) and Specialty Retailers, Inc. (collectively, the "Debtors") filed voluntary petitions under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Bankruptcy Court") jointly administered under Case No. 00-35089-H2-11 (the "Bankruptcy Proceedings"). On June 29, 2001, the Debtors' Disclosure Statement was approved by the Bankruptcy Court. On August 8, 2001, the Debtors' Plan of Reorganization (the "Plan") was confirmed by the Bankruptcy Court (the "Confirmation Order"). On August 24, 2001 (the "Effective Date"), the Company emerged from the Bankruptcy Proceedings. On December 31, 2002, the Bankruptcy Court entered a Final Decree in the Bankruptcy Proceedings which closed the Bankruptcy Proceedings.

Dov Avni Kaminetzky v. Stage Stores, Inc. In May 2001, nearly one year after the Bankruptcy Proceedings commenced and after the initial Disclosure Statement and Plan of Reorganization had been filed, Dov Avni Kaminetzky ("Kaminetzky") purchased approximately $4,500 worth of stock in Stage Stores, Inc., a Delaware corporation (pre-bankruptcy entity, hereafter referred to as "Stage Delaware"). After purchasing those shares, Kaminetzky filed a number of pleadings in the Bankruptcy Court seeking various forms of relief and filed objections to the Disclosure Statement and the Plan. As described above, the Bankruptcy Court approved the Disclosure Statement and confirmed the Plan. It also denied the various motions for relief filed by Kaminetzky.

Kaminetzky appealed the Confirmation Order to the United States District Court for the Southern District of Texas Houston Division (the "District Court") in Civil Action No. H-01-3688 (the "Appeal Proceeding") and requested the Bankruptcy Court to stay the implementation of the Plan pending the outcome of the Appeal Proceeding. The Bankruptcy Court denied Kaminetzky's request for a stay pending the Appeal Proceeding and subsequently sanctioned Kaminetzky on September 25, 2001 for the various actions he took in the Bankruptcy Proceedings (the "Sanction Order"). Pursuant to the Sanction Order, the Company was granted a judgment against Kaminetzky in the amount of $396,028.65.

Notwithstanding the entry of the Confirmation Order and the Sanction Order, on February 4, 2002, Kaminetzky filed an adversary proceeding in the Bankruptcy Court (Adversary No. 02-3062) (the "Adversary Proceeding") against the Company and one of the Company's directors. The Adversary Proceeding sought revocation of the Plan and requested other relief. On February 10, 2003, the Bankruptcy Court entered an Order Dismissing Adversary Proceeding.

On September 18, 2002, the District Court entered an Order of Dismissal dismissing the Appeal Proceeding (the "Order of Dismissal"). On December 10, 2002, the District Court entered an Order in the Appeal Proceeding granting the Company a judgment against Kaminetzky in the total sum of $45,896.86 for its costs and attorneys' fees expended in litigating the Appeal Proceeding. The Order also provides that if Kaminetzky appeals the Order of Dismissal to the Fifth Circuit Court of Appeals (the "Fifth Circuit") he shall pay the Company the additional sum of $20,000 as attorneys' fees for defending the Appeal Proceeding. Kaminetzky appealed the Order of Dismissal and the Bankruptcy Court's order denying stay of consummating the Plan to the Fifth Circuit. It was dismissed for want of prosecution in March 2003.

Granite National Bank. As a result of the Bankruptcy Proceedings, Granite National Bank ("GNB") and its directors voluntarily entered into a Consent Order and Stipulation and Consent to the Issuance of a Consent Order (the "Consent Order") with the Office of the Comptroller of the Currency (the "OCC"). The Consent Order was initially entered into on August 3, 2000 and later amended on June 21, 2001. Among other things, under the Consent Order, GNB was required to provide to the OCC certain periodic operating reports, maintain minimum capitalization and liquidity levels and to take steps to ensure ongoing compliance with all federal regulations and consumer compliance laws. Pursuant to an Order Terminating the Consent Order dated December 9, 2002, the OCC terminated the Consent Order.

Lemleson Medical, Education & Research Foundation Limited Partnership v. COMPUSA, Inc, et al., On April 14, 2000, one of the Company's predecessors, Stage Stores, Inc., a Delaware corporation (pre-bankruptcy entity hereafter referred to as "Stage Delaware"), was named as one of 135 Defendants in a patent infringement action brought by The Lemelson Medical, Education & Research Foundation (the "Plaintiff") in the United States District Court for the District of Arizona, Case No. CIV-00-663 PHX PGR. The Plaintiff claims to be the owner of various patents covering optical scanning devices commonly used by retail outlets at checkout counters to scan prices for customer purchases. The Complaint seeks injunctive relief to prevent alleged continuing infringement and unspecified damages for alleged past infringement. The Court and the Plaintiff were advised of the Bankruptcy Proceedings and Stage Delaware asserted the protection of the automatic stay. The Plaintiff's several actions against retailers allegedly using the scanning technology have been stayed, pending the outcome of the affirmative actions filed by certain manufacturers of the scanning equipment to declare the Plaintiff's patents invalid. The Company disputes the Plaintiff's allegations and plans to monitor the action closely.

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

2.3**   Articles of Merger of Stage Stores, Inc. (A Delaware Corporation) Into Specialty Retailers, Inc. (NV)(A Nevada Corporation) dated August 24, 2001.

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

10.1**  Stage Stores, Inc. 2001 Equity Incentive Plan.

10.2**  Credit Agreement dated as of August 24, 2001 by and among Specialty Retailers (TX) LP, Stage Stores, Inc. and the named subsidiaries of Stage Stores, Inc. and the initial lenders named therein, Citicorp USA, Inc. and Salomon Smith Barney Inc.

10.3**  Amended and Restated Receivables Transfer Agreement dated August 24, 2001, by and between Granite National Bank and Specialty Retailers (TX) LP.

10.4**  Purchase and Sale Agreement dated August 24, 2001, by and between Specialty Retailers (TX) LP and Stage Receivable Funding LP.

10.5**  Pooling and Servicing Agreement dated August 24, 2001, by and among Stage Receivable Funding LP, Specialty Retailers (TX) LP and Bankers Trust Company.

10.6** Series 2001-1-VFC Supplement to Pooling and Servicing Agreement dated August 24, 2001, by and among Stage Receivable Funding LP, Specialty Retailers (TX) LP and Bankers Trust Company.

10.7** Series 2001-1-VFC Certificate Purchase Agreement dated August 24, 2001, by and among Stage Receivable Funding LP, Specialty Retailers (TX) LP, Corporate Receivables Corporation, Blue Keel Funding, LLC, other commercial paper conduits from time to time parties thereto, Citibank, N.A., Fleet National Bank and other financial institutions from time to time parties thereto, Citicorp North America, Inc., Fleet Securities, Inc., Citicorp North America, Inc. and Bankers Trust Company.

10.8** Intercreditor Agreement dated August 24, 2001, by and among Citicorp North America, Inc., Stage Receivable Funding LP, Specialty Retailers (TX) LP, Granite National Bank, Stage Stores, Inc., Bankers Trust Company and Citicorp USA, Inc.

10.9** Parent Undertaking Agreement dated August 24, 2001, by and between Stage Stores, Inc. and Bankers Trust Company.

10.10* Amendment Letter No. 1 dated as of June 28, 2002, to Pooling and Servicing Agreement dated August 24, 2001, by and among Stage Receivable Funding LP, Specialty Retailers (TX) LP, and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company).

10.11**** Amendment Letter No. 1 dated March 12, 2002 to Series 2001-1-VFC Supplement to Pooling and Servicing Agreement dated August 24, 2001, by and among Stage Receivable Funding LP, Specialty Retailers (TX) LP and Bankers Trust Company.

10.12* Amendment Letter No. 2 dated January 24, 2003 to Series 2001-1-VFC Supplement to Pooling and Servicing Agreement dated August 24, 2001, by and among Stage Receivable Funding LP, Specialty Retailers (TX) LP and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company).

10.13* Amendment Letter No. 3 dated as of April 7, 2003 to Series 2001-1-VFC Supplement to Pooling and Servicing Agreement dated August 24, 2001, by and among Stage Receivable Funding LP, Specialty Retailers (TX) LP and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company).

10.14**** Letter Amendment and Waiver No. 4 dated January 24, 2002 to Credit Agreement dated as of August 24, 2001 by and among Specialty Retailers (TX) LP, Stage Stores, Inc. and the named subsidiaries of Stage Stores, Inc. and the initial lenders named therein, Citicorp USA, Inc. and Salomon Smith Barney Inc.

10.15**** Letter Amendment and Waiver No. 5 dated March 12, 2002 to Credit Agreement dated as of August 24, 2001 by and among Specialty Retailers (TX) LP, Stage Stores, Inc. and the named subsidiaries of Stage Stores, Inc. and the initial lenders named therein, Citicorp USA, Inc. and Salomon Smith Barney Inc.

10.16* Letter Amendment and Consent No. 6 dated August 19, 2002 to Credit Agreement dated as of August 24, 2001 by and among Specialty Retailers (TX) LP, Stage Stores, Inc. and the named subsidiaries of Stage Stores, Inc. and the initial lenders named therein, Citicorp USA, Inc. and Salomon Smith Barney Inc.

10.17* Letter Amendment No. 7 dated January 14, 2003 to Credit Agreement dated as of August 24, 2001 by and among Specialty Retailers (TX) LP, Stage Stores, Inc. and the named subsidiaries of Stage Stores, Inc. and the initial lenders named therein, Citicorp USA, Inc. and Salomon Smith Barney Inc.

10.18**** Employment Agreement between James Scarborough and Stage Stores, Inc. dated January 30, 2002.

10.19**** Employment Agreement between Michael McCreery and Stage Stores, Inc. dated January 30, 2002.

10.20**** Employment Agreement between Ron Lucas and Stage Stores, Inc. dated January 30, 2002.

10.21**** Employment Agreement between Ernest Cruse and Stage Stores, Inc. dated January 30, 2002.

10.22**** Employment Agreement between Vivian Baker and Stage Stores, Inc. dated January 30, 2002.

10.23* Employment Agreement between Dennis Abramczyk and Stage Stores, Inc. dated January 30, 2002.

10.24* Stage Stores Deferred Compensation Plan.

21.1* List of Registrant's Subsidiaries.

23.1* Consent of Deloitte & Touche LLP.

24.1* Power of Attorney.

99.1* Amended Charter for the Audit Committee of Stage Stores, Inc. dated April 15, 2003.

99.2**** Consent Order dated August 3, 2000, between the Office of the Comptroller of the Currency and Granite National Bank with attached Stipulation and Consent to the Issuance of a Consent Order.

99.3**** Amendment to the August 3, 2000 Consent Order Issued by the Comptroller of the Currency to Granite National Bank, Bowling Green, Ohio dated June 21, 2001, with attached Stipulation and Consent to the Issuance of an Amendment to a Consent Order.

99.4* Code of Ethics for Senior Officers.

99.5* Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.6* Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________________________________

* Filed electronically herewith

** Previously filed with Stage Stores, Inc.'s Registration Statement on Form 10 (file number 000-21011) filed on October 29, 2001.

*** Previously filed with Stage Stores, Inc.'s Amendment No. 1 to Registration Statement on Form 10 (file number 000-21011) filed on December 13, 2001.

**** Previously filed with Stage Stores, Inc.'s Annual Report on Form 10-K for the year ended February 2, 2002 (file number 000-21011) filed on April 12, 2002.