Form 10-Q
period 2003-06-04
STAGE STORES INC
filed 2003-06-05
CIK 6885

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2003

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

As of June 2, 2003, there were 18,896,244 shares of the registrant's common stock outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page
Number

Item 1. Financial Statements
Condensed Consolidated Balance Sheets - May 3, 2003 and
February 1, 2003	3
Condensed Consolidated Statements of Income - Thirteen Weeks
Ended May 3, 2003 and May 4, 2002	4
Condensed Consolidated Statements of Cash Flows - Thirteen Weeks
Ended May 3, 2003 and May 4, 2002	5
Condensed Consolidated Statement of Stockholders' Equity
for the Thirteen Weeks Ended May 3, 2003	6
Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 2. Changes in Securities and Use of Proceeds	24

Item 3. Defaults Upon Senior Securities	24

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 5. Other Information	24

Item 6. Exhibits and Reports on Form 8-K	24

SIGNATURES	26

CERTIFICATIONS	27

EXHIBIT INDEX	29

References to a particular year are to the Company's fiscal year which is the 52 or 53 week period ending on the Saturday closest to January 31st of the following calendar year. For example, a reference to "2002" is a reference to the fiscal year ended February 1, 2003 and a reference to "2003" is a reference to the fiscal year ending January 31, 2004. The 2002 and 2003 fiscal years consist of 52 weeks.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Stage Stores, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par values)

	May 3, 2003	February 1, 2003
	(unaudited)
ASSETS
Cash and cash equivalents	$ 21,882	$ 20,886
Retained interest in receivables sold	119,540	127,547
Accounts receivable, net	9,928	11,023
Merchandise inventories, net	197,933	179,922
Current deferred tax assets	20,482	21,280
Prepaid expenses and other current assets	14,706	17,625
Total current assets	384,471	378,283

Property, equipment and leasehold improvements, net	134,966	135,846
Deferred tax assets	11,218	12,016
Other long-term assets	7,961	6,624
Total assets	$ 538,616	$ 532,769

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$ 52,561	$ 56,286
Income taxes payable	6,624	3,805
Accrued expenses and other current liabilities	36,693	44,496
Current portion of long-term debt	200	210
Total current liabilities	96,078	104,797

Long-term debt	482	672
Other long-term liabilities	16,345	15,183
Total liabilities	112,905	120,652

Commitments and contingencies

Common stock, par value $0.01, 50,000 shares authorized,
20,056 and 20,042 shares issued and outstanding, respectively	201	200
Additional paid-in capital	363,274	363,067
Less treasury stock - at cost (1,169 shares in 2003 and 2002)	(25,461)	(25,461)
Retained earnings	89,717	76,331
Minimum pension liability adjustment	(2,020)	(2,020)
Stockholders' equity	425,711	412,117
Total liabilities and stockholders' equity	$ 538,616	$ 532,769

                             The accompanying notes are an integral part of this statement.

Stage Stores, Inc.
Condensed Consolidated Statements of Income
(in thousands, except earnings per share)
(unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 3, 2003	May 4, 2002

Net sales	$ 197,987	$ 206,668
Cost of sales and related buying, occupancy and distribution expenses	135,486	134,413

Gross profit	62,501	72,255

Selling, general and administrative expenses	40,515	43,645
Store opening costs	509	22
Interest, net of income of $38 and $63, respectively	397	389
Income before income tax	21,080	28,199

Income tax expense	7,694	10,434
Net income	$ 13,386	$ 17,765

Basic earnings per share data:

Basic earnings per share	$ 0.71	$ 0.89

Basic weighted average shares outstanding	18,877	19,967

Diluted earnings per share data:

Diluted earnings per share	$ 0.69	$ 0.82

Diluted weighted average shares outstanding	19,527	21,634

                                The accompanying notes are an integral part of this statement.

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 3, 2003	May 4, 2002
Cash flows from operating activities:
Net income	$ 13,386	$ 17,765
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	5,122	4,330
Amortization of debt issue costs	334	351
Provision for bad debts	6,698	6,634
Deferred income taxes	1,596	5,434
Changes in operating assets and liabilities:
Decrease in accounts receivable and retained interest in receivables sold	26,404	15,017
Increase in merchandise inventories	(18,011)	(22,145)
Decrease in other assets	1,248	5,055
Decrease in accounts payable and other liabilities	(7,547)	(17,710)
Total adjustments	15,844	(3,034)
Net cash provided by operating activities	29,230	14,731

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(4,242)	(6,691)
Net cash used in investing activities	(4,242)	(6,691)

Cash flows from financing activities:
Proceeds from (payments on):
Repurchase of accounts receivable from account receivable trust	(24,000)	(11,000)
Long-term debt	(200)	(188)
Exercise of stock options	208	-
Additions to debt issue cost	-	(100)
Net cash used in financing activities	(23,992)	(11,288)
Net increase (decrease) in cash and cash equivalents	996	(3,248)
Cash and cash equivalents:
Beginning of period	20,886	22,679
End of period	$ 21,882	$ 19,431
Supplemental disclosures:
Interest paid	$ 235	$ 221
Income taxes paid	$ 3,279	$ 118

Supplemental non-cash transaction for the thirteen weeks ended May 4, 2002 - The Company recognized $5.0 million of pre-reorganization deferred tax assets as a direct addition to additional paid-in capital.

                                      The accompanying notes are an integral part of this statement.

Stage Stores, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For the Thirteen Weeks Ended May 3, 2003
(in thousands)
(unaudited)

							Accumulated
							Other
	Common		Additional	Treasury			Comprehensive
	Stock		Paid-in	Stock		Retained	Income
	Shares	Amount	Capital	Shares	Amount	Earnings	(Loss)	Total

Balance, February 1, 2003	20,042	$ 200	$ 363,067	(1,169)	$ (25,461)	$ 76,331	$ (2,020)	$ 412,117

Net income	-	-	-	-	-	13,386	-	13,386
Stock options exercised	14	1	207	-	-	-	-	208

Balance, May 3, 2003	20,056	$ 201	$ 363,274	(1,169)	$ (25,461)	$ 89,717	$ (2,020)	$ 425,711

                                                     The accompanying notes are an integral part of this statement.

Stage Stores, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements of Stage Stores, Inc. ("Stage Stores" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Those adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The Unaudited Condensed Consolidated Condensed Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto filed with Stage Stores' Annual Report on Form 10-K for the year ended February 1, 2003. References to a particular year are to Stage Stores' fiscal year, which is the 52 or 53 week period ending on the Saturday closest to January 31st of the following calendar year. For example, references to "2002" mean the fiscal year ending February 1, 2003 and a reference to "2003" is a reference to the fiscal year ending January 31, 2004. Certain reclassifications have been made to prior year balances to conform with the current year presentation.

Stage Stores, through its wholly-owned subsidiaries Specialty Retailers (TX) LP and SRI General Partner LLC, operates family apparel stores primarily under the names "Bealls", "Palais Royal" and "Stage" offering nationally recognized brand name family apparel, accessories, cosmetics and footwear. As of May 3, 2003 the Company operated 362 stores in 13 states located throughout the south central United States.

2. Accounts Receivable Securitization Program

During 2002 and first quarter 2003, the Company sold credit card receivables in securitization transactions. In all those securitizations, the Company retains servicing responsibilities and subordinated interests. The Company receives annual servicing fees of two percent of the outstanding balance and rights to future cash flows arising after the investors in the special purpose master trust (the "Trust") have received the return for which they contracted. The Company's retained interest is subordinate to investors' interests. Except for the subordination of the Company's retained interest, the investors in the Trust have no recourse against the Company for failure of the credit card customers to pay when due. The value of the Company's retained interest is subject to credit, repayment and interest rate risks on the transferred financial assets. See Note 9 regarding the potential sale of the Company's private label credit card program.

In the thirteen weeks ended May 3, 2003 and May 4, 2002, the Company recognized pretax gains of approximately $0.2 million and $0.7 million, respectively, on the securitization of credit card receivables. The key assumptions used to measure the fair value at the time of sale were as follows:
	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 3, 2003	May 4, 2002
Repayment speed	14.4%	14.0%
Expected annualized principal credit losses as
percentage of average receivables	12.5%	11.3%
Residual cash flows discount rate	15.0%	15.0%
Variable return to third party certificate holders	Periodic commercial paper plus 0.37%	Periodic commercial paper plus 0.37%

At May 3, 2003, the key assumptions and the sensitivity of the current fair value of the Company's retained interest caused by immediate 10% and 20% adverse changes in those key assumptions are as follows (in thousands):

Repayment speed	14.4%
Impact on fair value of 10% adverse change	(1,404)
Impact on fair value of 20% adverse change	(3,164)

Expected credit losses as a % of average receivables (annual rate)	12.5%
Impact on fair value of 10% adverse change	(2,505)
Impact on fair value of 20% adverse change	(5,010)

Residual cash flows discount rate	15.0%
Impact on fair value of 10% adverse change	(779)
Impact on fair value of 20% adverse change	(1,551)

Variable return to certificate holders
Impact on fair value of 10% adverse change	(22)
Impact on fair value of 20% adverse change	(44)

Reduction in third party trust certificates outstanding of $102.0 million:
Impact of a 10% reduction in balances outstanding	(257)
Impact of a 20% reduction in balances outstanding	(587)

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower repayment speed and increased credit losses), which might magnify or counteract the sensitivities.

The table below summarizes the cash flows received from the Trust during the thirteen weeks ended May 3, 2003 and May 4, 2002 (in thousands):
	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 3, 2003	May 4, 2002
Net repayments from securitizations	($24,000)	($11,000)
Collections used by the Trust to purchase new balances in revolving credit card securitizations	41,235	62,301
Servicing fees received	527	779
Other cash flows received on retained interests	61,001	49,656

Private label credit card sales were $73.3 million (37.0% of total sales) and $89.1 million (43.1% of total sales) in the thirteen weeks ended May 3, 2003 and May 4, 2002, respectively.

The following tables present quantitative information about the components of securitized and owned receivables, delinquencies and net credit losses:

Managed Accounts Receivable Balances (in thousands):
	May 3,	February 1,	May 4,
	2003	2003	2002
Accounts receivable securitized (1)	$ 102,000	$ 126,000	$ 154,000
Accounts receivable held for securitization	127,834	138,007	112,647
Total accounts receivable held in Trust	229,834	264,007	266,647
Accounts receivable ineligible for securitization	11,138	12,317	12,376
Total managed accounts receivable	$ 240,972	$ 276,324	$ 279,023
__________________________________

(1)    Equal to the off-balance sheet borrowings outstanding under the Securitization Facility (as defined in Note 3).

Reconciliation of Managed Accounts Receivable to Balance Sheet Presentation (in thousands):

	May 3,	February 1,	May 4,
	2003	2003	2002
Accounts receivable ineligible for securitization	$ 11,138	$ 12,317	$ 12,376
Allowance for doubtful accounts on ineligible receivables	(1,210)	(1,294)	(1,166)
Accounts receivable, net	$ 9,928	$ 11,023	$ 11,210

Accounts receivable held in Trust	$ 229,834	$ 264,007	$ 266,647
Accounts receivable securitized (1)	(102,000)	(126,000)	(154,000)
Allowance for doubtful accounts on receivables held in Trust	(24,989)	(27,720)	(25,113)
Present value of excess cash flows on retained interest	8,667	9,269	8,404
Cash reserves held in trust, net of accrued interest (2)	8,028	7,991	8,494
Retained interest in receivables sold	$ 119,540	$ 127,547	$ 104,432
____________________________

(1)    Equal to the off-balance sheet borrowings outstanding under the Securitization Facility (as defined in Note 3).

(2)    Certain cash receipts are held by the securitization trust to fund monthly distributions to the third party certificate holders and the payment of the transferor servicing fee to the Company on the 10th of each calendar month. The remaining excess funds are then released to the Company.

Managed Accounts Receivable Contractual Delinquency:

	May 3,	February 1,	May 4,
	2003	2003	2002

Current	78.1%	74.6%	77.3%
Accounts receivable past due:
1 to 29 days past due	10.6%	13.2%	12.9%
30 to 59 days past due	3.2%	3.5%	3.0%
60 to 89 days past due	2.1%	2.5%	1.9%
90 days and greater past due	5.9%	6.2%	4.9%
Total *	100.0%	100.0%	100.0%

* Totals may not foot due to rounding.

Charge-offs as Percentage of Average Accounts Receivable (dollars in thousands):
	Thirteen	Thirteen	Fifty-two	Fifty-two
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	May 3, 2003	May 4, 2002	May 3, 2003	May 4, 2002

Average accounts receivable	$255,252	$288,514	$271,611	$285,706
Net principal charge-offs	9,512	8,470	33,837	32,415
Net principal charge-offs as a
percentage of average receivables	3.7%	2.9%	12.5%	11.3%

3. Financing Agreements

On August 24, 2001, the Company entered into a three year, $125.0 million senior secured revolving credit facility (the "Revolving Facility"), which also supports the Company's outstanding letters of credit, and a three year, $200.0 million accounts receivable securitization facility (the "Securitization Facility") (collectively, the "Financing Agreements"). The Financing Agreements are used by the Company, in conjunction with other liquidity sources, to provide financing for working capital, letters of credit, capital expenditures, interest payments and other general corporate purposes. Substantially all of the Company's assets are pledged as collateral under the Revolving Facility.

Borrowings under the Revolving Facility are limited to the availability under a borrowing base that is determined on eligible inventory, while borrowings under the Securitization Facility are limited to eligible accounts receivable generated under the Company's private label credit card program. Borrowings under both facilities are payable upon maturity at August 24, 2004. The daily interest rates under the Revolving Facility are determined by a base rate or Eurodollar rate plus an applicable margin as set forth in the Revolving Facility agreement. Amounts outstanding under the Securitization Facility are funded by the issuance of commercial paper in the open market through a conduit at various rates and maturities. As a result, the daily interest rates under the Securitization Facility are based upon the periodic commercial paper rates of the applicable conduit purchasers. If the commercial paper market is unavailable, amounts outstanding under the Securitization Facility will be funded by liquidity providers with interest at the Eurodollar rate, plus 2.0%. The Company pays a liquidity fee to the liquidity providers equal to a per annum rate of 0.625% of the total amount of their respective commitments under the Securitization Facility. In addition, the Company entered into an interest rate cap agreement on August 24, 2001, establishing a maximum fixed rate of 9.0% on the full amount of the $200.0 million Securitization Facility. On May 3, 2003, there were no borrowings outstanding under the Revolving Facility, while borrowings under the Securitization Facility, which are accounted for off-balance sheet, totaled $102.0 million. On May 3, 2003, excess availability under the Revolving Facility, net of letters of credit outstanding of $13.9 million, was $110.7 million, while excess availability under the Securitization Facility was $73.2 million.

The Company continually monitors its liquidity position and compliance with its Financing Agreements. The Revolving Facility contains covenants which, among other things, restrict the (i) incurrence of additional debt and capital lease obligations, (ii) payment of dividends and other payments to shareholders, (iii) aggregate amount of capital expenditures and (iv) transactions with related parties. The Revolving Facility also requires the Company to maintain compliance with specific financial covenants, including specified Leverage Ratio, Fixed Charge Coverage Ratio and Tangible Net Worth levels calculated quarterly. Further, the Securitization Facility describes certain conditions and events that could cause an acceleration of the amounts then outstanding under the Securitization Facility. These include such things as the Company not maintaining compliance with certain financial covenants, having a material adverse change in the ability of the Company to perform its obligations under the Securitization Facility, having a material adverse change in the collectibility of the accounts receivables and other specific conditions and events. Each facility contains cross default provisions. The Company requested and obtained an amendment of the Securitization Facility on April 7, 2003, which permits a higher level of charge-offs under the financial covenants and reduces the Company's effective advance rate against eligible receivables from 78.9% to 74.1%. At May 3, 2003, the Company was in compliance with all of the debt covenants of the Financing Agreements.

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

At May 3, 2003, the Company had net deferred tax assets of approximately $31.7 million. The Company had recorded at May 3, 2003 a valuation allowance against these deferred tax assets of approximately $2.5 million which is related to tax credits and state net operating losses which may expire prior to utilization. At February 1, 2003, the portion of deferred tax assets related to federal net operating loss carryforwards was $10.7 million, of which the amount that can be realized is limited to approximately $5.4 million annually. The Company's ability to realize the benefits of these deferred tax assets is dependent on the Company's ability to generate future taxable income. Statement of Financial Accounting Standards ("SFAS") No. 109 requires recognition of future tax benefits of these deferred tax assets to the extent such realization is more likely than not. Consistent with the requirements of SFAS No. 109, any tax benefits recognized related to pre-reorganization deferred tax assets are recorded as a direct addition to additional paid-in-capital.

5. Earnings per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is computed using the weighted average number of common shares as well as all potentially dilutive common share equivalents outstanding. Stock options and warrants are the only potentially dilutive share equivalents the Company has outstanding.

The following table illustrates the components used to determine total diluted shares:

	Thirteen weeks ended
	May 3, 2003	May 4, 2002
Basic weighted average shares outstanding	18,877,308	19,966,867
Effect of dilutive securities:
Stock options	525,724	1,094,679
Warrants	123,873	572,328
Diluted weighted average shares outstanding	19,526,905	21,633,874
For the thirteen weeks ended May 3, 2003 and May 4, 2002, options to purchase 119,500 and 1,500, respectively, shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares.

6. Stock Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", for the grant of stock options (in thousands except per share amounts).

	Thirteen Weeks Ended
	May 3, 2003	May 4, 2002

Net income, as reported	$ 13,386	$ 17,765
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(565)	(576)
Pro forma net income	$ 12,821	$ 17,189

Earnings per share:
Basic - as reported	$ 0.71	$ 0.89
Basic - pro forma	0.68	0.86

Diluted - as reported	$ 0.69	$ 0.82
Diluted - pro forma	0.66	0.79

For purpose of the proforma disclosures above, the estimated fair value of stock-based compensation on the date of the grant was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants issued in current year first quarter and prior year first quarter:

	Thirteen Weeks Ended
	May 3, 2003	May 4, 2002

Expected volatility	41.52%	43.86%
Risk free rate	2.03%	2.03%
Expected life of options (in years)	3.0	3.0
Expected dividend yield	0.00%	0.00%

7. Recent Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143 beginning February 2, 2003 and its adoption did not have a material effect on the Company's financial position or results of operations.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company adopted SFAS No. 146 beginning February 2, 2003 and its adoption did not have a material effect on the Company's financial position or results of operations.

In November 2002, the FASB's Emerging Issues Task Force ("EITF") released Issue 02-16, "Accounting By A Customer (Including A Reseller) For Cash Consideration Received From A Vendor," which addresses the accounting treatment for vendor allowances and is applicable to years beginning after December 15, 2002. The adoption did not have a material impact on its financial position or results of operations.

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

In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The provisions of this statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption is not expected to have a material effect on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. This statement is not expected to have a material effect on the Company's financial position or results of operations.

8. Commitments and Contingencies

Litigation: From time to time the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of their business.

Dov Avni Kaminetzky v. Stage Stores, Inc.  On February 7, 2003, the Fifth Circuit Court of Appeals (the "Fifth Circuit") (Case No. 02-21244) entered an Order Dismissing Appeal for Want of Prosecution that dismissed Kaminetzky's appeal of the $396,028.65 Sanction Order.  On February 11, 2003, the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Bankruptcy Court") (Adversary Number 02-3062) entered an Order Dismissing Revocation Complaint that dismissed Kaminetzky's complaint to revoke confirmation of the Company's Plan of Reorganization (the "Plan").  On March 20, 2003, the Fifth Circuit (Case No. 02-21131) entered an Order Dismissing Appeal for Want of Prosecution that dismissed Kaminetzky's appeal of the Bankruptcy Court's confirmation of the Plan (which was consolidated with the appeal of the Bankruptcy Court's order denying a stay of the consummation of the Plan).

Management believes that none of the litigation matters to which the Company is a party, either individually or in the aggregate, is material to the financial position, results of operations or cash flows of the Company or its subsidiaries.

9. Sale of Private Label Credit Card Program

On May 21, 2003, the Company reached a definitive agreement with Alliance Data Systems Corporation ("Alliance Data") to assume operation of the Company's private label credit card program. Under the terms of the agreement, Alliance Data will acquire the Company's portfolio of approximately 2.2 million existing private label credit card accounts and will assume the outstanding balances associated with those accounts. Alliance Data will also own the new accounts and balances generated during the term of the agreement, which initially will be 10 years. At closing, the Company expects to receive net cash proceeds that will approximate the consideration received from Alliance Data less the amount required to repay the then outstanding borrowings under its securitization facility. The consideration to be received from Alliance Data will be somewhat in excess of the amount of account balances outstanding at the time of closing. As a point of reference, at the end of the first quarter, the account balances totaled approximately $241.0 million, while the outstanding borrowings under the Company's securitization facility totaled $102.0 million. The Company expects to utilize the net cash proceeds for general corporate purposes and potentially for repurchases of its common stock and/or prudent, strategic acquisitions. The transaction is subject to certain regulatory approvals. No assurances can be provided that the parties to the agreement will be successful in receiving the necessary regulatory approvals or that the transaction will be consummated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

Certain statements in this Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the ability of the Company and its subsidiaries to maintain normal trade terms with vendors, the ability of the Company and its subsidiaries to comply with the various covenant requirements contained in the Company's Financing Agreements, the continuation of a private label credit card program, and the quality of its accounts receivable portfolio, the demand for apparel and other factors. The demand for apparel can be affected by an economic downturn, a decline in consumer confidence, unusual weather patterns, an increase in the level of competition in the Company's market areas, competitors' marketing strategies, changes in fashion trends, availability of product on normal payment terms and the failure to achieve the expected results of the Company's merchandising and marketing plans as well as its store opening plans. In addition, the Company cannot predict, with any degree of certainty, what effect, if any, wars and their repercussions will have on the Company and its operations. The occurrence of any of the above could have a material and adverse impact on the Company's operating results. Most of these factors are difficult to predict accurately and are generally beyond the Company's control. Readers should consider the areas of risk described under the caption "Risk Factors" in Item 1 of the Company's Form 10-K for the year ended February 1, 2003 (the "Form 10-K"). Readers should carefully review the Form 10-K in its entirety, including but not limited to the Company's financial statements and the notes thereto and the risks described under "Risk Factors" in Item 1 of the Form 10-K. Except for the Company's ongoing obligations to disclose material information under the federal securities laws, the Company undertakes no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

General

Stage Stores is a Houston, Texas-based regional specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family. As of May 3, 2003, the Company operated 362 stores under the "Stage", "Bealls" and "Palais Royal" trade names in 13 south central states. The Company's principal focus is on consumers in small and mid-size markets which the Company believes are under-served and less competitive. The Company believes that it is able to differentiate itself from the competition in the small and mid-size communities in which it operates by offering consumers access to basic as well as fashionable, brand name merchandise not typically carried by other retailers in the same market area. In the highly competitive metropolitan markets in which it operates, the Company competes against national department store chains, which similarly offer moderately priced, brand name and private label merchandise. As a way of differentiating itself from the competition in these larger markets, the Company offers consumers a high level of customer service in convenient locations.

The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements included in the Form 10-K.

Current Operations

During the first 5 months of fiscal 2002, the Company's sales were meeting and, at times, exceeding internal expectations, including comparable store sales increases of 7.0% and 6.5% in the first and second quarters, respectively. During the final 7-month period, growing uncertainty and concern over the economy, geopolitical events, job prospects and the financial markets took a toll on consumers, and drove consumer confidence down to its lowest level in 10 years. With consumers' enthusiasm dampened, retail industry sales softened and the competitive environment toughened. The Company's overall results for 2002 reflected its strong start to the year coupled with its efforts over the final 7 months to drive sales, keep inventory levels in line with the current pace of business and maintain market share in light of the difficult economic and retail environment. Consumer confidence was suppressed due to anxiety over domestic economic conditions, the threat of war, terrorism and other negative factors. So far in 2003, the Company has seen a continuation of the challenging retail and economic environment, which continues to be impacted by low consumer confidence and concerns over the economy and geopolitical events. The Company believes that there will be continued sluggishness in the retail sector in the near term.

Results of Operations

The following table sets forth the results of operations as a percentage of sales for the periods indicated:

	Thirteen Weeks Ended
	May 3, 2003	May 4, 2002

Net sales	100.0%	100.0%
Cost of sales and related buying,
occupancy and distribution expenses	68.4	65.0
Gross profit margin	31.6	35.0
Selling, general and administrative expenses	20.5	21.1
Store opening costs	0.3	-
Interest, net	0.2	0.2
Income before income tax*	10.6%	13.6%

* Totals may not foot due to rounding

Thirteen Weeks Ended May 3, 2003 Compared to Thirteen Weeks Ended May 4, 2002

Sales for the thirteen weeks ended May 3, 2003 (the "current year first quarter") decreased 4.2% to $198.0 million from $206.7 million for the thirteen weeks ended May 4, 2002 (the "prior year first quarter"). Comparable store sales, which are stores that have been open at least fourteen months prior to the reporting period, decreased 7.5% as compared to a 7.0% increase in the prior year. The lower rate of decrease in total sales as compared to the rate of decrease in comparable store sales primarily reflects the impact of sales from the 20 net new stores opened during 2002 and 2003, none of which were in the comparable store base during the prior year first quarter. Sales during the current year first quarter were adversely affected by the weak economic and retail environment, unseasonably cool and inclement weather, and the impact on consumers associated with the military conflict in Iraq. The combination of these factors resulted in weak consumer demand and highly promotional market conditions during the period.

Overall, the Company achieved comparable store sales increases in its dresses and home & gifts departments with higher average inventory investments as compared to last year, while comparable store sales declines occurred in mens and young mens, intimates, special sizes, misses sportswear, juniors, cosmetics and accessories departments. Geographically, the Company experienced the strongest sales performance as compared to the prior year first quarter in smaller markets while stores in certain large population markets had the weakest sales performance due to increased competition in those markets.

Gross profit decreased 13.5% to $62.5 million for the current year first quarter from $72.3 million for the prior year first quarter. Gross profit, as a percent of sales, decreased to 31.6% for the current year first quarter from 35.0% for the prior year first quarter. Gross margins during the current year first quarter were negatively impacted by the Company's increased promotional efforts to stimulate sales and the deleveraging effect of lower sales on the occupancy and distribution expense components included in cost of sales.

The following is a summary of the change from the current year first quarter to the prior year first quarter in the detail components of cost of sales expressed as a percent of sales:

Increase
(decrease)
Quarter 1
2003
Merchandise cost of sales	2.6%
Shrink expense	(0.4)
Occupancy, buying and distribution expense	1.2
Total cost of sales, and related buying, occupancy
and distribution expense	3.4%

Selling, general and administrative ("SG&A") expenses for the current year first quarter decreased 7.2% to $40.5 million from $43.6 in the prior year first quarter and, as a percent of sales, decreased to 20.5% from 21.1% in the comparable period last year. SG&A expenses for the current year first quarter benefited from, among other things, (i) a decrease in incentive compensation expense which reflected the impact of the shortfall in the Company's operating results relative to targets established for the current year and (ii) an increase in Net Credit Income (defined below). This benefit was partially offset by (i) an increase in store payroll and expenses associated with the addition of 20 new stores since the prior year first quarter and (ii) higher advertising costs, which primarily resulted from an increase in the Company's promotional and marketing efforts, as discussed above.

SG&A expenses include the net results of the Company's private label credit card program, including service charge and late fee income, operating expenses incurred by the Company in origination of credit, customer service and collection activities, interest expense on Securitization Facility borrowings (as defined in "Liquidity and Capital Resources") and certain other items (collectively "Net Credit Income"). See "Accounts Receivable Securitization; Off Balance Sheet Arrangement" regarding timing of revenue recognition for receivables sold under the Securitization Facility. Net Credit Income was a reduction to SG&A expenses of $6.4 million in the current year first quarter as compared to a reduction of $4.6 million in the prior year first quarter. Net Credit Income benefited from an improved portfolio yield related to higher late fee income as a result of a change in terms affecting late fee charges beginning in the latter part of the third quarter of 2002. For a detailed analysis of the components of Net Credit Income, see "Components of Net Credit Income" that follows. See "Liquidity and Capital Resources" regarding the potential sale of the Company's private label credit card program.

Store opening costs in the current year first quarter of $0.5 million relate to the eight new stores opened during March 2003 as compared to $0.02 million incurred in the prior year first quarter related to the two stores opened in February and April 2002.

Net interest expense for the current year first quarter remained at $0.4 million as compared to the prior year first quarter. The Company's primary source of funding is the Securitization Facility, as discussed in "Liquidity and Capital Resources". Interest on Securitization Facility borrowings is a component of Net Credit Income, which is reflected in SG&A expenses (see "Components of Net Credit Income"). Interest expense is primarily comprised of letters of credit and commitment fees and amortization of debt issue costs on the Company's Revolving Facility, as discussed in "Liquidity and Capital Resources".

The Company's effective tax rate in 2003 is estimated to be 36.5%, resulting in income tax expense of $7.7 million, as compared to income tax expense of $10.4 million in 2001.

As a result of the foregoing, the Company had net income of $13.4 million for the current year first quarter as compared to $17.8 million for the prior year first quarter.

Components of Net Credit Income

The following tables provide a detailed analysis of the components of Net Credit Income for each applicable period included in selling, general and administrative expenses (in thousands):

			% to
Thirteen Weeks Ended May 3, 2003:		% to	Average
	Amount	Net Sales	Receivables
Service charge and late fee income, net of charge-offs of $3,126 (1),(2)	$ 18,127	9.2%	7.1%
Other revenues	96	0.0%	0.0%
Provision for bad debts (2)	(6,698)	(3.4%)	(2.6%)
General and administrative costs	(3,563)	(1.8%)	(1.4%)
Subtotal before interest expense and other adjustments	7,962	4.0%	3.1%
Interest expense on securitization facility borrowings	(914)	(0.5%)	(0.4%)
Difference due to securitization accounting (3)	(601)	(0.3%)	(0.2%)
Net credit income	$ 6,447	3.3%	2.5%

Average receivables balance			$ 255,252

Thirteen Weeks Ended May 4, 2002:

Service charge and late fee income, net of charge-offs of $3,486 (1),(2)	$ 16,465	8.0%	5.7%
Other revenues	128	0.1%	0.0%
Provision for bad debts (2)	(6,634)	(3.2%)	(2.3%)
General and administrative costs	(3,737)	(1.8%)	(1.3%)
Subtotal before interest expense and other adjustments	6,222	3.0%	2.2%
Interest expense on securitization facility borrowings	(1,279)	(0.6%)	(0.4%)
Difference due to securitization accounting (3)	(372)	(0.2%)	(0.1%)
Net credit income	$ 4,571	2.2%	1.6%
Average receivables balance			$ 288,514

Note: Percentage totals may not foot due to rounding.

____________________________________

(1)  Effective September 1, 2002, new customer account terms were implemented which affected the timing and the amount of late fees assessments. The change in late fee account terms contributed to an increase of $1.7 million in service charge and late fee income during the current year first quarter over the prior year first quarter. This change in terms is expected to continue to have a favorable impact in the second quarter of 2003 as compared to the prior year second quarter.

(2)  The increase in net principal charge-offs in the current year first quarter as compared to prior year first quarter is reflective of an increase in consumer bankruptcy charge-offs and an increase in account delinquencies in the wake of a generally weaker economic environment. The increase in the provision for bad debts in the current year first quarter is reflective of these trends and the amount necessary to establish the allowance for doubtful accounts management believes is appropriate considering these factors.

Charge-offs, as a percentage of average receivables, were as follows for the periods presented:

	% of Average Receivables
	Thirteen Weeks Ended
	May 3, 2003	May 4, 2002
Service charge and late fee income charge-offs	1.2%	1.2%
Principal charge-offs, net of recoveries	3.7%	2.9%
Total	4.9%	4.1%

  The following is a summary of contractual delinquency aging for the managed account receivables portfolio for the dates presented:

	May 3,	May 4,	February 1,
	2003	2002	2003
Current	78.1%	77.3%	74.6%
Accounts receivable past due:
1 to 29 days past due	10.6%	12.9%	13.2%
30 to 59 days past due	3.2%	3.0%	3.5%
60 to 89 days past due	2.1%	1.9%	2.5%
90 days and greater past due	5.9%	4.9%	6.2%
Total *	100.0%	100.0%	100.0%

  * Totals may not foot due to rounding

(3)  The issuance of certificates to outside investors (i.e., the "Sold Interests") is considered a sale of accounts receivable equal to the amount of the certificates issued. At the time of the sale, the Company recognizes a gain and an asset representing the Company's right to future cash flows arising after the Sold Interests have received the return for which they have contracted. The gain recognized is based on the carrying amount of the receivables sold, allocated between the relative fair values of the Sold Interests and the Retained Interest at the date of calculation. The fair values are based on the present value of estimated future cash flows that the Company will receive over the estimated life of the securitization. The future cash flows represent an estimate of the excess finance charges and fees over the sum of interest paid to the holders of the third party certificates, credit losses and servicing fees.

See "Liquidity and Capital Resources" and Notes 2 and 9 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for additional disclosures regarding the securitization of accounts receivable and the potential sale of the Company's private label credit card program.

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

The Company does not believe that inflation had a material effect on its results of operations during the past two fiscal years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

Liquidity and Capital Resources

The Company's liquidity is currently provided by (i) existing cash balances (ii) operating cash flows (iii) normal trade credit terms from the vendor and factor community and (iv) the Financing Agreements (as defined below).

On August 24, 2001, the Company entered into a three year, $125.0 million senior secured revolving credit facility (the "Revolving Facility"), and a three year, $200.0 million accounts receivable securitization facility (the "Securitization Facility") (collectively, the "Financing Agreements"). The Financing Agreements are used by the Company, in conjunction with other liquidity sources, to provide financing for working capital, letters of credit, capital expenditures, interest payments and other general corporate purposes. Substantially all of the Company's assets are pledged as collateral under the Revolving Facility.

The Company had $29.2 million in cash provided from operating activities in the first quarter of 2003. Net income, plus non-cash expenses such as depreciation, deferred tax, provision for bad debts and amortization of debt issue costs provided cash of approximately $27.1 million. Other operating cash flows changes provided net cash of approximately $2.1 million which included a $26.4 million decrease in accounts receivable and retained interest in receivables sold offset by an $18.0 million increase in net merchandise inventories and a $7.5 million decrease in accounts payable and other liabilities. While the total managed accounts receivable portfolio balance declined $35.4 million due to (i) a decrease in the percentage of sales charged on the private label credit card, (ii) a decrease in sales, (iii) an increase in repayment rate and (iv) seasonal paydown by credit card holders, the Company paid down borrowings under the Securitization Facility by $24.0 million which offsets the decline in the Company's retained interest in receivables sold.

Borrowings under the Revolving Facility are limited to the availability under a borrowing base that is determined on eligible inventory, while borrowings under the Securitization Facility are limited to eligible accounts receivable generated under the Company's private label credit card program. Borrowings under both facilities are payable upon maturity at August 24, 2004. The daily interest rates under the Revolving Facility are determined by a base rate or Eurodollar rate plus an applicable margin as set forth in the Revolving Facility agreement. Amounts outstanding under the Securitization Facility are funded by the issuance of commercial paper in the open market through a conduit at various rates and maturities. As a result, the daily interest rates under the Securitization Facility are based upon the periodic commercial paper rates of the applicable conduit purchasers. If the commercial paper market is unavailable, amounts outstanding under the Securitization Facility will be funded by liquidity providers with interest at the Eurodollar rate, plus 2.0%. The Company pays a liquidity fee to the liquidity providers equal to a per annum rate of 0.625% of the total amount of their respective commitments under the Securitization Facility. In addition, the Company entered into an interest rate cap agreement on August 24, 2001, establishing a maximum fixed rate of 9.0% on the full amount of the $200.0 million Securitization Facility. On May 3, 2003, there were no borrowings outstanding under the Revolving Facility, while borrowings under the Securitization Facility, which are accounted for off-balance sheet, totaled $102.0 million. On May 3, 2003, excess availability under the Revolving Facility, net of letters of credit outstanding of $13.9 million, was $110.7 million, while excess availability under the Securitization Facility was $73.2 million.

Working capital requirements fluctuate from month to month during the year and generally reach their highest levels during October and November in conjunction with the inventory build in advance of the fourth quarter holiday sales period. As a result, borrowings are usually at their highest levels, and conversely, excess availability is at its lowest level, during the third and fourth quarters. As borrowing requirements increase during peak periods, the Company expects to utilize the excess availability under the Securitization Facility prior to borrowing under the Revolving Facility due to the favorable cost of funds under the Securitization Facility as compared to the Revolving Facility.

The Company continually monitors its liquidity position and compliance with its Financing Agreements. The Revolving Facility contains covenants which, among other things, restrict the (i) incurrence of additional debt and capital lease obligations, (ii) payment of dividends and other payments to shareholders, (iii) aggregate amount of capital expenditures and (iv) transactions with related parties. The Revolving Facility also requires the Company to maintain compliance with specific financial covenants, including specified Leverage Ratio, Fixed Charge Coverage Ratio and Tangible Net Worth levels calculated quarterly. Further, the Securitization Facility describes certain conditions and events that could cause an acceleration of the amounts then outstanding under the Securitization Facility. These include such things as the Company not maintaining compliance with certain financial covenants, having a material adverse change in the ability of the Company to perform its obligations under the Securitization Facility, having a material adverse change in the collectibility of the accounts receivables and other specific conditions and events. Each facility contains cross default provisions. The Company requested and obtained an amendment of the Securitization Facility on April 7, 2003 which permits a higher level of charge-offs under the financial covenants and reduces the Company's effective advance rate against eligible receivables from 78.9% to 74.1%. At May 3, 2003, the Company was in compliance with all of the debt covenants of the Financing Agreements.

The Company's long-term debt and other long-term obligations include a $0.5 million (net of current portion of $0.2 million) capital lease in the form of an industrial revenue bond with annual funding requirements of $0.2 million and an approximate $12.1 million obligation under the Company's frozen defined benefit pension plan. The Company's minimum funding requirement for 2003 is approximately $1.0 million. Although not required, the Company may elect to fund an additional $1.0 to $2.0 million to reduce the Pension Benefit Guaranty Corporation premium costs. The Company expects future cash flow from operations to be sufficient to fund these obligations and to make the necessary working capital and capital expenditure investments.

Capital expenditures are generally for new store openings, remodeling of existing stores and facilities, customary store maintenance and operating and information system enhancements and upgrades. Capital expenditures were $4.2 million in the current year first quarter as compared to $6.7 million in the prior year first quarter. Management currently estimates that capital expenditures will be approximately $45.0 million during 2003, principally for the opening of 25 to 30 new stores, remodels and upgrades of existing stores, and enhancements in the Company's infrastructure in support of business strategies to improve merchandise planning and forecasting, the supply chain, and store operations.

On May 21, 2003, the Company reached a definitive agreement with Alliance Data Systems Corporation ("Alliance Data") to assume operation of the Company's private label credit card program. Under the terms of the agreement, Alliance Data will acquire the Company's portfolio of approximately 2.2 million existing private label credit card accounts and will assume the outstanding balances associated with those accounts. Alliance Data will also own the new accounts and balances generated during the term of the agreement, which initially will be 10 years. At closing, the Company expects to receive net cash proceeds that will approximate the consideration received from Alliance Data less the amount required to repay the then outstanding borrowings under its securitization facility. The consideration to be received from Alliance Data will be somewhat in excess of the amount of account balances outstanding at the time of closing. As a point of reference, at the end of the first quarter, the account balances totaled approximately $241.0 million, while the outstanding borrowings under the Company's securitization facility totaled $102.0 million. The Company expects to utilize the net cash proceeds for general corporate purposes and potentially for repurchases of its common stock and/or prudent, strategic acquisitions. The transaction is subject to certain regulatory approvals. No assurances can be provided that the parties to the agreement will be successful in receiving the necessary regulatory approvals or that the transaction will be consummated.

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

For securitization programs such as this, which are accounted for as sales under Statement of Financial Accounting Standards ("SFAS") No. 140 "Accounting for the Transfer and Servicing of Financial Assets and the Extinguishment of Liabilities", the Company is required to remove the related credit card receivables, as well as the amount of borrowings outstanding under the Securitization Facility, from the Company's consolidated balance sheet. The securitization and sale of credit card receivables changes the Company's interest in these receivables from that of lender to that of servicer, with a corresponding change in the timing and the manner in which revenues are recognized. For securitized credit card receivables accounted for as sales, amounts that otherwise would have been recorded as net service charge and late fee income when billed, as well as provisions for bad debts, are instead reported as gains on sale of accounts receivable and gains (losses) on the change in fair value of the retained interest of receivables sold (see Notes 2 and 9 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for additional disclosures regarding the securitization of accounts receivable and the potential sale of the Company's private label credit card program).

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143 beginning February 2, 2003 and its adoption did not have a material effect on the Company's financial position or results of operations.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company adopted SFAS No. 146 beginning February 2, 2003 and its adoption did not have a material effect on the Company's financial position or results of operations.

In November 2002, the FASB's Emerging Issues Task Force ("EITF") released Issue 02-16, "Accounting By A Customer (Including A Reseller) For Cash Consideration Received From A Vendor," which addresses the accounting treatment for vendor allowances and is applicable to years beginning after December 15, 2002. The adoption did not have a material impact on its financial position or results of operations.

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

In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The provisions of this statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption is not expected to have a material effect on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. This statement is not expected to have a material effect on the Company's financial position or results of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Borrowings under the Company's Securitization Facility, which totaled $102.0 million at May 3, 2003, bear a floating rate of interest. A hypothetical 10% change in interest rates from the May 3, 2003 levels would have an approximate $0.02 million effect on the Company's annual results of operations and cash flows.

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

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

During the fiscal quarter ended May 3, 2003, the Company did not have any new material legal proceedings brought against it, its subsidiaries or their properties. During the fiscal quarter ended May 3, 2003, material developments occurred in the following legal proceeding previously reported in the Company's Form 10-K for the fiscal year ended February 1, 2003:

Dov Avni Kaminetzky v. Stage Stores, Inc. On February 7, 2003, the Fifth Circuit Court of Appeals (the "Fifth Circuit") (Case No. 02-21244) entered an Order Dismissing Appeal for Want of Prosecution that dismissed Kaminetzky's appeal of the $396,028.65 Sanction Order. On February 11, 2003, the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Bankruptcy Court") (Adversary Number 02-3062) entered an Order Dismissing Revocation Complaint that dismissed Kaminetzky's complaint to revoke confirmation of the Company's Plan of Reorganization (the "Plan"). On March 20, 2003, the Fifth Circuit (Case No. 02-21131) entered an Order Dismissing Appeal for Want of Prosecution that dismissed Kaminetzky's appeal of the Bankruptcy Court's confirmation of the Plan (which was consolidated with the appeal of the Bankruptcy Court's order denying a stay of the consummation of the Plan).

Item 2. CHANGES IN SECURITIES

            None

Item 3. DEFAULTS UPON SENIOR SECURITIES

            None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

Item 5. OTHER INFORMATION

            None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)        Exhibits

            See "Exhibit Index" at page 29.

             (b)          Reports on Form 8-K

On February 6, 2003, the Company filed an 8-K which reported under Item 5 that on February 6, 2003, the Company issued a news release announcing sales for January 2003 and reaffirming fourth quarter and full year earnings outlook. A copy of the news release is attached to the Form 8-K.

On March 5, 2003, the Company filed an 8-K which reported under Item 5 that on March 4, 2003, the Company issued a news release announcing fourth quarter results release date and conference call information. A copy of the news release is attached to the Form 8-K.

On March 7, 2003, the Company filed an 8-K which reported under Item 5 that on March 6, 2003, the Company issued a news release announcing sales for February 2003. A copy of the news release is attached to the Form 8-K.

On March 14, 2003, the Company filed an 8-K which reported under Item 5 that on March 13, 2003, the Company issued a news release announcing results for the fourth quarter ended February 1, 2003 and providing an outlook for fiscal 2003 first quarter. A copy of the news release is attached to the Form 8-K.

On April 10, 2003, the Company filed an 8-K which reported under Item 5 that on April 10, 2003, the Company issued a news release announcing sales for March 2003 and updating its earnings guidance. A copy of the news release is attached to the Form 8-K.

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

                                                                                                                                          STAGE STORES, INC.

June 4, 2003                                                                                                                      /s/ James R. Scarborough

(Date)                                                                                                                                 James R. Scarborough

                                                                                                                                            Chief Executive Officer and President

June 4, 2003                                                                                                                       /s/ Michael E. McCreery

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

June 4, 2003                                                                                                                                             /s/ James R. Scarborough

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

June 4, 2003                                                                                                                                             /s/ Michael E. McCreery

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