Form 10-Q
period 2003-08-29
STAGE STORES INC
filed 2003-08-29
CIK 6885

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______ to

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

As of August 27, 2003, there were 18,976,216 shares of the registrant's common stock outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page
Number

Item 1. Financial Statements
Condensed Consolidated Balance Sheets - August 2, 2003 and
February 1, 2003	3
Condensed Consolidated Statements of Income - Thirteen and Twenty-Six Weeks
Ended August 2, 2003 and August 3, 2002	4
Condensed Consolidated Statements of Cash Flows - Twenty-Six Weeks
Ended August 2, 2003 and August 3, 2002	5
Condensed Consolidated Statement of Stockholders' Equity
for the Twenty-Six Weeks Ended August 2, 2003	6
Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 2. Changes in Securities and Use of Proceeds	27

Item 3. Defaults Upon Senior Securities	27

Item 4. Submission of Matters to a Vote of Security Holders	27

Item 5. Other Information	28

Item 6. Exhibits and Reports on Form 8-K	28

SIGNATURES	29

EXHIBIT INDEX	30

References to a particular year are to Stage Stores, Inc.'s (the "Company") fiscal year which is the 52 or 53 week period ending on the Saturday closest to January 31st of the following calendar year. For example, a reference to "2002" is a reference to the fiscal year ended February 1, 2003 and a reference to "2003" is a reference to the fiscal year ending January 31, 2004. The 2002 and 2003 fiscal years consist of 52 weeks.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Stage Stores, Inc.
Consolidated Balance Sheets
(in thousands, except par values)

	August 2, 2003	February 1, 2003
	(unaudited)
ASSETS
Cash and cash equivalents	$ 20,483	$ 20,886
Retained interest in receivables sold	139,046	127,547
Accounts receivable, net	9,278	11,023
Merchandise inventories, net	191,826	179,922
Current deferred tax assets	19,666	21,280
Prepaid expenses and other current assets	15,105	17,625
Total current assets	395,404	378,283

Property, equipment and leasehold improvements, net	137,927	135,846
Deferred tax assets	10,402	12,016
Other non-current assets	8,247	6,624
Total assets	$ 551,980	$ 532,769

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$ 50,330	$ 56,286
Income taxes payable	10,228	3,805
Accrued expenses and other current liabilities	38,114	44,496
Current portion of long-term debt	200	210
Total current liabilities	98,872	104,797

Long-term debt	482	672
Other long-term liabilities	17,263	15,183
Total liabilities	116,617	120,652

Commitments and contingencies

Common stock, par value $0.01, 50,000 shares authorized,
20,092 and 20,042 shares issued and outstanding, respectively	201	200
Additional paid-in capital	363,806	363,067
Less treasury stock - at cost (1,169 shares in 2003 and 2002)	(25,461)	(25,461)
Retained earnings	98,837	76,331
Minimum pension liability adjustment	(2,020)	(2,020)
Stockholders' equity	435,363	412,117
Total liabilities and stockholders' equity	$ 551,980	$ 532,769

                            The accompanying notes are an integral part of this statement.

Stage Stores, Inc.
Condensed Consolidated Statements of Income
(in thousands, except earnings per share)
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002

Net sales	$ 207,721	$ 207,536	$ 405,708	$ 414,204
Cost of sales and related buying,
occupancy and distribution expenses	149,397	145,304	284,883	279,717

Gross profit	58,324	62,232	120,825	134,487

Selling, general and administrative expenses	43,303	44,862	83,818	88,507
Store opening costs	247	386	756	408
Interest, net of income of $27and $60 for the thirteen
weeks and $65 and $123 for the twenty-six weeks,
respectively	411	550	808	939
Income before income tax	14,363	16,434	35,443	44,633

Income tax expense	5,243	6,080	12,937	16,514
Net income	$ 9,120	$ 10,354	$ 22,506	$ 28,119

Basic earnings per share data:

Basic earnings per share	$ 0.48	$ 0.52	$ 1.19	$ 1.41

Basic weighted average shares outstanding	18,905	19,955	18,891	19,961

Diluted earnings per share data:

Diluted earnings per share	$ 0.45	$ 0.47	$ 1.14	$ 1.29

Diluted weighted average shares outstanding	20,048	21,852	19,800	21,746

                                 The accompanying notes are an integral part of this statement.

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	August 2, 2003	August 3, 2002
Cash flows from operating activities:
Net income	$ 22,506	$ 28,119
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	10,597	8,660
Amortization of debt issue costs	667	705
Provision for bad debts	13,943	14,195
Deferred income taxes	3,228	1,665
Changes in operating assets and liabilities:
Decrease in accounts receivable and retained interest in receivables sold	33,303	11,284
Increase in merchandise inventories	(11,904)	(20,210)
Decrease in other assets	230	2,800
(Decrease) increase in accounts payable and other liabilities	(3,835)	6,326
Total adjustments	46,229	25,425
Net cash provided by operating activities	68,735	53,544

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(12,678)	(23,477)
Proceeds from retirement of fixtures and equipment	-	272
Net cash used in investing activities	(12,678)	(23,205)

Cash flows from financing activities:
Proceeds from (payments on):
Repurchase of accounts receivable from account receivable trust	(57,000)	(25,000)
Long-term debt	(200)	(188)
Exercise of stock options	740	-
Repurchase of common stock	-	(2,958)
Additions to debt issue cost	-	(100)
Net cash used in financing activities	(56,460)	(28,246)
Net increase (decrease) in cash and cash equivalents	(403)	2,093
Cash and cash equivalents:
Beginning of period	20,886	22,679
End of period	$ 20,483	$ 24,772
Supplemental disclosures:
Interest paid	$ 463	$ 434
Income taxes paid	$ 3,286	$ 122

                            The accompanying notes are an integral part of this statement.

Stage Stores, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For the Twenty-Six Weeks Ended August 2, 2003
(in thousands)
(unaudited)

							Accumulated
							Other
	Common		Additional	Treasury			Comprehensive
	Stock		Paid-in	Stock		Retained	Income
	Shares	Amount	Capital	Shares	Amount	Earnings	(Loss)	Total

Balance, February 1, 2003	20,042	$ 200	$ 363,067	(1,169)	$ (25,461)	$ 76,331	$ (2,020)	$ 412,117

Net income	-	-	-	-	-	22,506	-	22,506
Stock options exercised	50	1	739	-	-	-	-	740

Balance, August 2, 2003	20,092	$ 201	$ 363,806	(1,169)	$ (25,461)	$ 98,837	$ (2,020)	$ 435,363

                                                    The accompanying notes are an integral part of this statement.

Stage Stores, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements of Stage Stores, Inc. ("Stage Stores" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Those adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto filed with Stage Stores' Annual Report on Form 10-K for the year ended February 1, 2003. References to a particular year are to Stage Stores' fiscal year, which is the 52 or 53 week period ending on the Saturday closest to January 31st of the following calendar year. For example, references to "2002" mean the fiscal year ending February 1, 2003 and a reference to "2003" is a reference to the fiscal year ending January 31, 2004. Certain reclassifications have been made to prior year balances to conform with the current year presentation.

Stage Stores, through its wholly-owned subsidiaries Specialty Retailers (TX) LP and SRI General Partner LLC, operates family apparel stores primarily under the names "Bealls", "Palais Royal" and "Stage" offering nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family. As of August 2, 2003, the Company operated 366 stores in 13 states located throughout the south central United States.

2. Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", for the grant of stock options (in thousands except per share amounts).

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002

Net income, as reported	$ 9,120	$ 10,354	$ 22,506	$ 28,119
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(569)	(576)	(1,134)	(1,152)
Pro forma net income	$ 8,551	$ 9,778	$ 21,372	$ 26,967

Earnings per share:
Basic - as reported	$ 0.48	$ 0.52	$ 1.19	$ 1.41
Basic - pro forma	0.45	0.49	1.13	1.35

Diluted - as reported	$ 0.45	$ 0.47	$ 1.14	$ 1.29
Diluted - pro forma	0.43	0.45	1.08	1.24

For purpose of the proforma disclosures above, the estimated fair value of stock-based compensation on the date of the grant was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants issued:

Expected volatility	33.0-43.9%
Risk free rate	2.03-3.56%
Expected life of options (in years)	3.0-4.0
Expected dividend yield	0%

In March 2003, the Financial Accounting Standards Board ("FASB") added a project to its agenda to address whether compensation paid in the form of equity instruments should be recognized and how such compensation should be measured.

3. Accounts Receivable Securitization Program

See Note 4 regarding the pending sale of the Company's private label credit card program and its relationship to the Company's financing agreements.

The Company sells its credit card receivables in securitization transactions. In all those securitizations, the Company retains servicing responsibilities and subordinated interests. The Company receives annual servicing fees of two percent of the outstanding balance and rights to future cash flows arising after the investors in the special purpose master trust (the "Trust") have received the return for which they contracted. The Company's retained interest is subordinate to investors' interests. Except for the subordination of the Company's retained interest, the investors in the Trust have no recourse against the Company for failure of the credit card customers to pay when due. The value of the Company's retained interest is subject to credit, repayment and interest rate risks on the transferred financial assets.

In the twenty-six weeks ended August 2, 2003 and August 3, 2002, the Company recognized pretax gains of approximately $0.6 million and $1.0 million, respectively, on the securitization of credit card receivables. The key assumptions used to measure the fair value at the time of sale were as follows:

	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	August 2, 2003	August 3, 2002
Repayment speed	15.0%	14.0%
Expected annualized principal credit losses as
percentage of average receivables	13.3%	10.8%
Residual cash flows discount rate	15.0%	15.0%
Variable return to third party certificate holders	Periodic commercial paper rates plus 0.37%	Periodic commercial paper rates plus 0.37%

At August 2, 2003, the key assumptions and the sensitivity of the current fair value of the Company's retained interest caused by immediate 10% and 20% adverse changes in those key assumptions are as follows (in thousands):

Repayment speed	15.0%
Impact on fair value of 10% adverse change	(1,362)
Impact on fair value of 20% adverse change	(3,065)

Expected credit losses as a % of average receivables (annual rate)	13.3%
Impact on fair value of 10% adverse change	(2,445)
Impact on fair value of 20% adverse change	(4,894)

Residual cash flows discount rate	15.0%
Impact on fair value of 10% adverse change	(792)
Impact on fair value of 20% adverse change	(1,578)

Variable return to certificate holders
Impact on fair value of 10% adverse change	(10)
Impact on fair value of 20% adverse change	(21)

Reduction in third party trust certificates outstanding of $69.0 million:
Impact of a 10% reduction in balances outstanding	(98)
Impact of a 20% reduction in balances outstanding	(249)

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

The table below summarizes the cash flows received from the Trust during the twenty-six weeks ended August 2, 2003 and August 3, 2002 (in thousands):
	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	August 2, 2003	August 3, 2002
Net repayments from securitizations	($57,000)	($25,000)
Collections used by the Trust to purchase new balances in revolving credit card securitizations	71,483	112,313
Servicing fees received	993	1,481
Other cash flows received on retained interests	126,221	83,416

Private label credit card sales were $159.9 million (39.4% of total sales) and $183.9 million (44.4% of total sales) in the twenty-six weeks ended August 2, 2003 and August 3, 2002, respectively.

The following tables present quantitative information about the components of securitized and owned receivables, delinquencies and net credit losses:

Managed Accounts Receivable Balances (in thousands):
	August 2,	February 1,	August 3,
	2003	2003	2002
Accounts receivable securitized (1)	$ 69,000	$ 126,000	$ 140,000
Accounts receivable held for securitization	149,338	138,007	124,935
Total accounts receivable held in Trust	218,338	264,007	264,935
Accounts receivable ineligible for securitization	10,419	12,317	12,411
Total managed accounts receivable	$ 228,757	$ 276,324	$ 277,346
__________________________________
  Equal to the off-balance sheet borrowings outstanding under the Securitization Facility (as defined in Note 4).

Reconciliation of Managed Accounts Receivable to Balance Sheet Presentation (in thousands):
	August 2,	February 1,	August 3,
	2003	2003	2002
Accounts receivable ineligible for securitization	$ 10,419	$ 12,317	$ 12,411
Allowance for doubtful accounts on ineligible receivables	(1,141)	(1,294)	(1,177)
Accounts receivable, net	$ 9,278	$ 11,023	$ 11,234

Accounts receivable held in Trust	$ 218,338	$ 264,007	$ 264,935
Accounts receivable securitized (1)	(69,000)	(126,000)	(140,000)
Allowance for doubtful accounts on receivables held in Trust	(23,929)	(27,720)	(25,135)
Present value of excess cash flows on retained interest	8,041	9,269	7,790
Cash reserves held in trust, net of accrued interest (2)	5,596	7,991	6,990
Retained interest in receivables sold	$ 139,046	$ 127,547	$ 114,580
____________________________

  Equal to the off-balance sheet borrowings outstanding under the Securitization Facility (as defined in Note 4).

  Certain cash receipts are held by the securitization trust to fund monthly distributions to the third party certificate holders and the payment of the transferor servicing fee to the Company on the 10th of each calendar month. The remaining excess funds are then released to the Company.

Managed Accounts Receivable Contractual Delinquency:
	August 2,	February 1,	August 3,
	2003	2003	2002

Current	78.5%	74.6%	76.3%
Accounts receivable past due:
1 to 29 days past due	10.4%	13.2%	13.3%
30 to 59 days past due	3.2%	3.5%	3.5%
60 to 89 days past due	2.3%	2.5%	2.2%
90 days and greater past due	5.6%	6.2%	4.7%
Total	100.0%	100.0%	100.0%

Charge-offs as Percentage of Average Accounts Receivable (dollars in thousands):

	Thirteen	Thirteen	Twenty-six	Twenty-six	Fifty-two	Fifty-two
	Weeks	Weeks	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended	Ended	Ended
	August 2,	August 3,	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002	2003	2002

Average accounts receivable	$ 233,936	$ 277,797	$ 245,112	$ 283,746	$ 260,913	$ 285,477
Net principal charge-offs	8,373	7,529	17,885	15,999	34,681	30,961
Net principal charge-offs as a
percentage of average receivables	3.6%	2.7%	7.3%	5.6%	13.3%	10.8%

4. Financing Agreements and Pending Sale of Private Label Credit Card Program

On August 24, 2001, the Company entered into a three year, $125.0 million senior secured revolving facility (the "Former Credit Facility") and a three year, $200.0 million accounts receivable securitization facility (the "Securitization Facility"). The Securitization Facility, along with other liquidity sources, has provided the majority of the Company's funding needs, while the Former Credit Facility supported the Company's letters of credit requirements.

Borrowings under the Securitization Facility are limited to eligible accounts receivable generated under the Company's private label credit card program and are payable upon maturity. Amounts outstanding under the Securitization Facility are funded by the issuance of commercial paper in the open market through a conduit at various rates and maturities. As a result, the daily interest rates under the Securitization Facility are based upon the periodic commercial paper rates of the applicable conduit purchasers. If the commercial paper market is unavailable, amounts outstanding under the Securitization Facility will be funded by liquidity providers with interest at the Eurodollar rate, plus 2.0%. The Company pays a liquidity fee to the liquidity providers equal to a per annum rate of 0.625% of the total amount of their respective commitments under the Securitization Facility. In addition, the Company entered into an interest rate cap agreement on August 24, 2001, establishing a maximum fixed rate of 9.0% on the full amount of the $200.0 million Securitization Facility. On August 2, 2003, outstanding borrowings under the Securitization Facility, which are accounted for off-balance sheet, totaled $69.0 million, while excess availability was $101.1 million.

As previously disclosed, on May 21, 2003, the Company reached a definitive agreement with Alliance Data Systems Corporation ("Alliance Data") to assume operation of the Company's private label credit card program (the "ADS Transaction"). Under the terms of the agreement, Alliance Data's bank will acquire the Company's portfolio of approximately 2.3 million existing private label credit card accounts and will assume the outstanding balances associated with those accounts. At closing, the Company expects to receive net cash proceeds that will approximate the consideration received from Alliance Data less the amount required to repay the then outstanding borrowings under the Securitization Facility. The consideration to be received from Alliance Data will be somewhat in excess of the amount of total managed receivables outstanding at the time of closing. The Company expects to utilize the net cash proceeds for general corporate purposes and potentially for repurchases of its common stock, cash dividends and/or strategic acquisitions. In addition, the Company will record a charge of approximately $0.5 million after tax in the third quarter related to the write-off of unamortized debt issue costs associated with the Company's Former Credit Facility.

The Securitization Facility will be retired upon closing of the ADS Transaction, which the Company believes will occur in September 2003. The Company is currently working with Alliance Data on coordinating all of the operational, technical and transitional issues related to Alliance Data's bank subsidiary assuming all the operations of its private label credit card business. The Securitization Facility agreement provides for an annual renewal of the commitment by the liquidity providers, which was to have occurred on August 21, 2003. As the ADS Transaction is expected to close during September 2003, the Securitization Facility agreement was amended to extend the term to October 21, 2003. The ADS Transaction is subject to certain regulatory approvals and no assurances can be provided that the parties to the agreement will be successful in receiving the necessary regulatory approvals or that the transaction will be consummated.

On August 21, 2003, the Company entered into a $175.0 million senior secured revolving credit facility (the "New Credit Facility") that matures August 21, 2008, which replaced the Former Credit Facility, which was scheduled to mature in August 2004. Borrowings under the New Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory. The daily interest rates under the New Credit Facility are determined by a base rate or Eurodollar rate plus an applicable margin as set forth in the New Credit Facility agreement. Inventory, accounts receivable, cash and cash equivalents are pledged as collateral under the New Credit Facility. The New Credit Facility, which currently supports the Company's outstanding letters of credit requirements, will also be used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes. At closing on August 21, 2003, excess availability under the New Credit Facility, net of letters of credit outstanding of $18.2 million, was $101.1 million.

The Company continually monitors its liquidity position and compliance with its financing agreements. The Securitization Facility agreement describes certain conditions and events that could cause an acceleration of the amounts then outstanding under the Securitization Facility. These include such things as the Company not maintaining compliance with certain financial covenants, having a material adverse change in the ability of the Company to perform its obligations under the Securitization Facility, having a material adverse change in the collectibility of the accounts receivables and other specific conditions and events. The Company requested and obtained an amendment of the Securitization Facility on April 7, 2003, which permits a higher level of charge-offs under the financial covenants and reduces the Company's effective advance rate against eligible receivables from 78.9% to 74.1%. At August 2, 2003, the Company was in compliance with all of the debt covenants of the Securitization Facility.

The New Credit Facility contains covenants which, among other things, restrict the amount of (i) incurrence of additional debt or capital lease obligations, (ii) aggregate amount of capital expenditures under certain circumstances and (iii) transactions with related parties.  The New Credit Facility is less restrictive on the Company's operations than the Former Credit Facility.

5. Income Taxes

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

At August 2, 2003, the Company had net deferred tax assets of approximately $30.1 million. The Company had recorded at August 2, 2003 a valuation allowance against these deferred tax assets of approximately $2.5 million which is related to tax credits and state net operating losses which may expire prior to utilization. At February 1, 2003, the portion of deferred tax assets related to federal net operating loss carryforwards was $10.7 million, of which the amount that can be realized is limited to approximately $5.4 million annually. The Company's ability to realize the benefits of these deferred tax assets is dependent on the Company's ability to generate future taxable income. SFAS No. 109 requires recognition of future tax benefits of these deferred tax assets to the extent such realization is more likely than not. Consistent with the requirements of SFAS No. 109, any tax benefits recognized related to pre-reorganization deferred tax assets are recorded as a direct addition to additional paid-in-capital. During the twenty-six week period ended August 3, 2002, the Company recognized $8.0 million of pre-reorganization deferred tax assets as a direct addition to additional paid-in capital.

6. Earnings per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is computed using the weighted average number of common shares as well as all potentially dilutive common share equivalents outstanding. Stock options and warrants are the only potentially dilutive share equivalents the Company has outstanding.

The following table illustrates the components used to determine total diluted shares:

	Thirteen weeks ended		Twenty-Six weeks ended
	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002
Basic weighted average shares outstanding	18,905,151	19,955,270	18,891,229	19,961,101
Effect of dilutive securities:
Stock options	792,419	1,218,115	666,536	1,156,148
Warrants	350,532	678,868	241,818	628,597
Diluted weighted average shares outstanding	20,048,102	21,852,253	19,799,583	21,745,846

The following table illustrates the number of options to purchase shares of common stock that were outstanding but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares.

	Thirteen weeks ended		Twenty-Six weeks ended
	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002
Number of options outstanding	40,000	-	67,500	1,500

7. Recent Accounting Standards

In November 2002, the FASB's Emerging Issues Task Force ("EITF") released Issue 02-16, "Accounting By A Customer (Including A Reseller) For Cash Consideration Received From A Vendor," which addresses the accounting treatment for vendor allowances and is applicable to years beginning after December 15, 2002. The Company adopted EITF 02-16 beginning February 2, 2003 and its adoption did not have a material impact on its financial position or results of operations.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the consolidation of variable interest entities, as defined. FIN 46 applies immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. While the Company does have a variable interest entity, it does not meet the criteria for consolidation, therefore, the adoption did not result in the consolidation of the variable interest entity of the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. This statement did not have a material effect on the Company's financial position or results of operations as the Company has no such instruments.

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

General

Stage Stores is a Houston, Texas-based regional specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family. As of August 2, 2003, the Company operated 366 stores under the "Stage", "Bealls" and "Palais Royal" trade names in 13 south central states. The Company's principal focus is on consumers in small and mid-size markets which the Company believes are under-served and less competitive. The Company believes that it is able to differentiate itself from the competition in the small and mid-size markets in which it operates by offering consumers access to basic as well as fashionable, brand name merchandise not typically carried by other retailers in the same market area. In the highly competitive metropolitan markets in which it operates, the Company competes against national department store chains, which similarly offer moderately priced, brand name and private label merchandise. As a way of differentiating itself from the competition in these larger markets, the Company offers consumers a high level of customer service in convenient locations.

The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements included in the Form 10-K.

Current Operations

During the first 5 months of fiscal 2002, the Company's sales were meeting and, at times, exceeding internal expectations, including comparable store sales increases of 7.0% and 6.5% in the first and second quarters, respectively. During the final 7-month period of fiscal 2002, growing uncertainty and concern over the economy, geopolitical events, job prospects and the financial markets took a toll on consumers, and drove consumer confidence down to its lowest level in 10 years. With consumers' enthusiasm dampened, retail industry sales softened and the competitive environment toughened. The Company's overall results for 2002 reflected its strong start to the year coupled with its efforts over the final 7 months to drive sales, keep inventory levels in line with the current pace of business and maintain market share in light of the difficult economic and retail environment. Through the first six months of 2003, the Company has seen a continuation of the challenging retail and economic environment. In response, as compared to the same period last year, the Company increased its level of marketing and advertising, more aggressively promoted its full price and clearance products, held store-wide sales events and increased the levels of mark-downs. These actions, while increasing unit sales during the period, caused a decrease in the Company's average price of units sold as compared to last year, affecting both the Company's sales and merchandise margins. For the thirteen and twenty-six weeks ended August 2, 2003, comparable store sales, which are stores that have been open at least fourteen months prior to the reporting period, have declined 3.5% and 5.5%, respectively. The Company believes that there will be continued sluggishness in sales in the near term.

Results of Operations

The following table sets forth the results of operations as a percentage of sales for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and related buying,
occupancy and distribution expenses	71.9	70.0	70.2	67.5
Gross profit margin	28.1	30.0	29.8	32.5
Selling, general and administrative expenses	20.8	21.6	20.7	21.4
Store opening costs	0.1	0.2	0.2	0.1
Interest, net	0.2	0.3	0.2	0.2
Income before income tax*	6.9%	7.9%	8.7%	10.8%
*Total may not foot due to rounding

Thirteen Weeks Ended August 2, 2003 Compared to Thirteen Weeks Ended August 3, 2002

Sales for the thirteen weeks ended August 2, 2003 (the "current year second quarter") increased 0.1% to $207.7 million from $207.5 million for the thirteen weeks ended August 3, 2002 (the "prior year second quarter"). Comparable store sales decreased 3.5% as compared to a 6.5% increase in the prior year second quarter. The increase in total sales as compared to the decrease in comparable store sales reflects the 19 new stores that have been opened since the end of the prior year second quarter, none of which were in this quarter's comparable store base. In the current year second quarter, the economy remained sluggish and the retail environment continued to be weak. As a consequence, the Company believes that many retailers may have been in overstocked inventory positions, resulting in very promotional market conditions, impacting sales and margins. The Company responded to these circumstances by aggressively promoting its full price and clearance products, by holding store-wide sales events and by increasing the level of mark-downs. The Company also strengthened its promotional calendar by adding one additional sales event during the quarter. While these initiatives led to an increase in comparable unit sales of approximately 4.3%, the quarter's sales mix was comprised of a higher percentage of sale and clearance merchandise as compared to last year. As a result, the Company experienced a year-over-year decrease in its average price of units sold, which, in addition to the overall soft market conditions, affected its sales performance.

For the current year second quarter, the Company achieved comparable store sales increases in its dresses, shoes and home and gifts departments as compared to prior year second quarter, while comparable store sales declines occurred in all other departments. By market, the Company experienced the strongest sales performance as compared to the prior year second quarter in its smaller markets, while stores in certain of its large population markets had the weakest sales performance due to higher levels of competition in those markets.

Gross profit decreased 6.3% to $58.3 million for the current year second quarter from $62.2 million for the prior year second quarter. Gross profit, as a percent of sales, decreased to 28.1% for the current year second quarter from 30.0% for the prior year second quarter. Gross margins during the current year second quarter were negatively impacted by the Company's increased promotional efforts to stimulate sales, which resulted in lower maintained merchandise margins, as well as higher aggregate buying, occupancy and distribution expenses, which are included in cost of sales. The increase in the fixed cost component was principally driven by higher store occupancy costs related to the 19 new stores that have been added since the end of the prior year second quarter.

The following is a summary of the changes between the current year second quarter and the prior year second quarter in the components of cost of sales, expressed as a percent of sales:

Increase
(decrease)
Quarter 2
Cost Component	2003
Merchandise cost of sales	1.0%
Shrink expense	(0.3)
Buying, occupancy and distribution expenses	1.2
Total cost of sales, and related buying, occupancy
and distribution expenses	1.9%
Selling, general and administrative ("SG&A") expenses for the current year second quarter decreased 3.5% to $43.3 million from $44.9 million in the prior year second quarter and, as a percent of sales, decreased to 20.8% from 21.6% in the comparable period last year. SG&A expenses for the current year second quarter benefited from, among other things, (i) a decrease in incentive compensation expense, which reflected the impact of the shortfall in the Company's operating results relative to targets established for the current year second quarter and (ii) an increase in Net Credit Income (defined below). These favorable variances were partially offset by (i) an increase in store payroll and expenses associated with the addition of 19 new stores since the prior year second quarter and (ii) higher advertising costs, which primarily resulted from an increase in the Company's promotional and marketing efforts, as discussed above.

SG&A expenses include the net results of the Company's private label credit card program, including service charge and late fee income, operating expenses incurred by the Company in origination of credit, customer service and collection activities, interest expense on Securitization Facility borrowings (as defined in "Liquidity and Capital Resources") and certain other items (collectively "Net Credit Income"). See "Accounts Receivable Securitization; Off-Balance Sheet Arrangement" regarding timing of revenue recognition for receivables sold under the Securitization Facility. Net Credit Income was a reduction to SG&A expenses of $4.4 million in the current year second quarter as compared to a reduction of $2.7 million in the prior year second quarter. Net Credit Income benefited from an improved portfolio yield related to higher late fee income as a result of a change in terms affecting late fee charges beginning in the latter part of the third quarter of 2002. For a detailed analysis of the components of Net Credit Income, see "Components of Net Credit Income" that follows. Also see "Liquidity and Capital Resources" regarding the pending sale of the Company's private label credit card program.

Store opening costs in the current year second quarter of $0.2 million relate to the four new stores opened during July 2003 as compared to $0.4 million incurred in the prior year second quarter related to the five new stores opened in July 2002.

Net interest expense for the current year second quarter decreased to $0.4 million from $0.6 million in the prior year second quarter. Interest expense is primarily comprised of letters of credit and commitment fees, and amortization of debt issue costs on the Company's Former Credit Facility, as discussed in "Liquidity and Capital Resources". The Company's primary source of funding is the Securitization Facility, as discussed in "Liquidity and Capital Resources". Interest on Securitization Facility borrowings is a component of Net Credit Income, which is reflected in SG&A expenses (see "Components of Net Credit Income").

The Company's effective tax rate in 2003 is estimated to be 36.5%, resulting in income tax expense of $5.2 million in the current year second quarter, as compared to income tax expense of $6.1 million in the prior year second quarter, during which the effective tax rate was 37.0%.

As a result of the foregoing, the Company had net income of $9.1 million for the current year second quarter as compared to $10.4 million for the prior year second quarter.

Twenty-Six Weeks Ended August 2, 2003 Compared to Twenty-Six Weeks Ended August 3, 2002

Sales for the twenty-six weeks ended August 2, 2003 (the "current year") decreased 2.1% to $405.7 million from $414.2 million for the twenty-six weeks ended August 3, 2002 (the "prior year"). Comparable store sales decreased 5.5% in the current year as compared to a 6.8% increase in the prior year. The lower rate of decrease in total sales as compared to the rate of decrease in comparable store sales primarily reflects the impact of sales from the 19 new stores opened since the end of the prior year second quarter, none of which were in this year's comparable store base. Sales during the current year were negatively impacted by the continued sluggish economy, weak retail environment, and competitive market conditions.

For the current year, the Company achieved comparable store sales increases in its dresses, shoes and home and gifts departments as compared to the prior year, while comparable store sales declines occurred in all other departments. By market, the Company experienced the strongest sales performance as compared to the prior year in smaller markets, while stores in certain large population markets had the weakest sales performance due to increased competition in those markets.

Gross profit decreased 10.2% to $120.8 million for the current year from $134.5 million for the prior year. Gross profit, as a percent of sales, decreased to 29.8% for the current year from 32.5% for the prior year. Gross margins during the current year were negatively impacted by the Company's increased promotional efforts to stimulate sales in light of the current soft market condition, which resulted in lower maintained merchandise margins, and the deleveraging effect of lower sales on the buying, occupancy and distribution expense component of cost of sales.

The following is a summary of the changes between the current year and the prior year in the components of cost of sales, expressed as a percent of sales:

Increase
(decrease)
Cost Component	YTD 2003
Merchandise cost of sales	1.8%
Shrink expense	(0.4)
Buying, occupancy and distribution expenses	1.3
Total cost of sales, and related buying, occupancy
and distribution expense	2.7%

Selling, general and administrative ("SG&A") expenses for the current year decreased 5.3% to $83.8 million from $88.5 in the prior year and, as a percent of sales, decreased to 20.7% from 21.4% in the prior year. SG&A expenses for the current year benefited from, among other things, (i) a decrease in incentive compensation expense, which reflected the impact of the shortfall in the Company's operating results relative to targets established for the current year and (ii) an increase in Net Credit Income. These favorable variances were partially offset by (i) an increase in store payroll and expenses associated with the addition of 19 new stores since the prior year second quarter and (ii) higher advertising costs, which primarily resulted from an increase in the Company's promotional and marketing efforts, as discussed above.

SG&A expenses include the net results of the Company's private label credit card program, including service charge and late fee income, operating expenses incurred by the Company in origination of credit, customer service and collection activities, interest expense on Securitization Facility borrowings (as defined in "Liquidity and Capital Resources") and certain other items (collectively "Net Credit Income"). See "Accounts Receivable Securitization; Off- Balance Sheet Arrangement" regarding timing of revenue recognition for receivables sold under the Securitization Facility. Net Credit Income was a reduction to SG&A expenses of $10.8 million in the current year as compared to a reduction of $7.3 million in the prior year. Net Credit Income benefited from an improved portfolio yield related to higher late fee income as a result of a change in terms affecting late fee charges beginning in the latter part of the third quarter of 2002. For a detailed analysis of the components of Net Credit Income, see "Components of Net Credit Income" that follows. Also see "Liquidity and Capital Resources" regarding the pending sale of the Company's private label credit card program.

Store opening costs in the current year of $0.8 million relate to the twelve new stores opened during the current year as compared to $0.4 million incurred in the prior year related to the seven new stores opened.

Net interest expense for the current year decreased to $0.8 million from $0.9 million in the prior year. Interest expense is primarily comprised of letters of credit and commitment fees, and amortization of debt issue costs on the Company's Former Credit Facility, as discussed in "Liquidity and Capital Resources" The Company's primary source of funding is the Securitization Facility, as discussed in "Liquidity and Capital Resources". Interest on Securitization Facility borrowings is a component of Net Credit Income, which is reflected in SG&A expenses (see "Components of Net Credit Income").

The Company's effective tax rate in 2003 is estimated to be 36.5%, resulting in income tax expense of $12.9 million in the current year, as compared to income tax expense of $16.5 million in the prior year, during which the effective tax rate was 37.0%.

As a result of the foregoing, the Company had net income of $22.5 million for the current year as compared to $28.1 million for the prior year.

Components of Net Credit Income

See "Liquidity and Capital Resources" and Notes 3 and 4 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for additional disclosures regarding the securitization of accounts receivable and the pending sale of the Company's private label credit card program.

The following tables provide a detailed analysis of the components of Net Credit Income for each applicable period included in selling, general and administrative expenses (in thousands):

			% to
Thirteen Weeks Ended August 2, 2003:		% to	Average
	Amount	Net Sales	Receivables
Service charge and late fee income, net of charge-offs of $2,674 (1),(2)	$ 16,298	7.8%	7.0%
Other revenues	217	0.1%	0.1%
Provision for bad debts (2)	(7,246)	(3.5%)	(3.1%)
General and administrative costs	(3,409)	(1.6%)	(1.5%)
Subtotal before interest expense and other adjustments	5,860	2.8%	2.5%
Interest expense on securitization facility borrowings	(877)	(0.4%)	(0.4%)
Difference due to securitization accounting (3)	(626)	(0.3%)	(0.3%)
Net credit income	$ 4,357	2.1%	1.9%

Average receivables balance			$ 233,936

Thirteen Weeks Ended August 3, 2002:

Service charge and late fee income, net of charge-offs of $2,633 (1),(2)	$ 15,281	7.4%	5.5%
Other revenues	323	0.2%	0.1%
Provision for bad debts (2)	(7,561)	(3.6%)	(2.7%)
General and administrative costs	(3,559)	(1.7%)	(1.3%)
Subtotal before interest expense and other adjustments	4,484	2.2%	1.6%
Interest expense on securitization facility borrowings	(1,176)	(0.6%)	(0.4%)
Difference due to securitization accounting (3)	(614)	(0.3%)	(0.2%)
Net credit income	$ 2,694	1.3%	1.0%

Average receivables balance			$ 277,797

Note: Percentage totals may not foot due to rounding.

____________________________________

  Effective September 1, 2002, new customer account terms were implemented which affected the timing and the amount of late fees assessments. The change in late fee account terms contributed to an increase of $1.0 million in service charge and late fee income during the current year second quarter over the prior year second quarter.

  The increase in net principal charge-offs in the current year second quarter as compared to prior year second quarter is reflective of an increase in consumer bankruptcy charge-offs and an increase in account delinquencies in the wake of a generally weaker economic environment. Provision for bad debts in the current year second quarter is reflective of these trends and is the amount necessary to establish the allowance for doubtful accounts at a level which management believes is appropriate considering these factors. The provision for bad debts was 8.4% of net credit sales in the current year second quarter as compared to 8.0% of net credit sales in the prior year second quarter. The allowance for doubtful accounts on total managed receivables was $25.1 million, or 11.0% of total managed receivables, and $26.3 million, or 9.5% of total managed receivables, at the end of the current year second quarter and prior year second quarter, respectively.

  Charge-offs, as a percentage of average receivables, were as follows for the periods presented:

	% of Average Receivables
	Thirteen Weeks Ended
	August 2, 2003	August 3, 2002
Service charge and late fee income charge-offs	1.1%	0.9%
Principal charge-offs, net of recoveries	3.6%	2.7%
Total charge-offs	4.7%	3.6%

  The following is a summary of contractual delinquency aging for the managed account receivables portfolio as of the dates presented:

	August 2,	August 3,	February 1,
	2003	2002	2003
Current	78.5%	76.3%	74.6%
Accounts receivable past due:
1 to 29 days past due	10.4%	13.3%	13.2%
30 to 59 days past due	3.2%	3.5%	3.5%
60 to 89 days past due	2.3%	2.2%	2.5%
90 days and greater past due	5.6%	4.7%	6.2%
Total	100.0%	100.0%	100.0%

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

			% to
Twenty-Six Weeks Ended August 2, 2003:		% to	Average
	Amount	Net Sales	Receivables
Service charge and late fee income, net of charge-offs of $5,800 (1),(2)	$ 34,425	8.5%	14.0%
Other revenues	313	0.1%	0.1%
Provision for bad debts (2)	(13,944)	(3.4%)	(5.7%)
General and administrative costs	(6,972)	(1.7%)	(2.8%)
Subtotal before interest expense and other adjustments	13,822	3.4%	5.6%
Interest expense on securitization facility borrowings	(1,791)	(0.4%)	(0.7%)
Difference due to securitization accounting (3)	(1,227)	(0.3%)	(0.5%)
Net credit income	$ 10,804	2.7%	4.4%

Average receivables balance			$ 245,112

Twenty-Six Weeks Ended August 3, 2002:

Service charge and late fee income, net of charge-offs of $6,119 (1),(2)	$ 31,745	7.7%	11.2%
Other revenues	451	0.1%	0.2%
Provision for bad debts (2)	(14,195)	(3.4%)	(5.0%)
General and administrative costs	(7,295)	(1.8%)	(2.6%)
Subtotal before interest expense and other adjustments	10,706	2.6%	3.8%
Interest expense on securitization facility borrowings	(2,456)	(0.6%)	(0.9%)
Difference due to securitization accounting (3)	(986)	(0.2%)	(0.3%)
Net credit income	$ 7,264	1.8%	2.6%

Average receivables balance			$ 283,746

Note: Percentage totals may not foot due to rounding.

____________________________________

  Effective September 1, 2002, new customer account terms were implemented which affected the timing and the amount of late fees assessments. The change in late fee account terms contributed to an increase of $2.7 million in service charge and late fee income during the current year over the prior year.

  The increase in net principal charge-offs in the current year as compared to prior year is reflective of an increase in consumer bankruptcy charge-offs and an increase in account delinquencies in the wake of a generally weaker economic environment. Provision for bad debts in the current year is reflective of these trends and is the amount necessary to establish the allowance for doubtful accounts at a level which management believes is appropriate considering these factors. The provision for bad debts was 8.7% of net credit sales in the current year as compared to 7.7% of net credit sales in the prior year, and the allowance for doubtful accounts on total managed receivables was $25.1 million, or 11.0% of total managed receivables, and $26.3 million, or 9.5% of total managed receivables, at the end of the current year second quarter and prior year second quarter, respectively.

             Charge-offs, as a percentage of average receivables, were as follows for the periods presented:

	% of Average Receivables
	Twenty-Six Weeks Ended
	August 2, 2003	August 3, 2002
Service charge and late fee income charge-offs	2.4%	2.2%
Principal charge-offs, net of recoveries	7.3%	5.6%
Total charge-offs	9.7%	7.8%

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

Seasonality and Inflation

Historically, the Company's business is seasonal and sales traditionally are lower during the first three quarters of the year (February through October) and higher during the last three months of the year (November through January). The fourth quarter usually accounts for about 30% of the Company's annual sales, with the other quarters accounting for approximately 22% to 24% each. The sales levels and gross profit margins achieved on a quarterly basis are impacted by the changes in seasonal weather patterns as well as the level of promotions associated with the traditional holiday period or other events (e.g., back-to-school sales) which tend to impact consumer demand for apparel. The Company's stores are primarily located in the south central states, which means the Company tends to experience a longer term of warmer weather patterns and cold weather periods tend to be relatively short in duration and severity. Consequently, the transition period to exit warm weather clothing tends to be longer (e.g., shorts and short sleeve apparel for back-to-school) than for fall and winter merchandise.

The Company does not believe that inflation had a material effect on its results of operations during the current year second quarter and current year. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

Liquidity and Capital Resources

The Company's liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows, (iii) normal trade credit terms from the vendor and factor community, and (iv) its financing agreements.

The Company had $68.7 million in cash provided from operating activities in the current year. Net income, plus non-cash expenses such as depreciation, deferred tax, provision for bad debts and amortization of debt issue costs provided cash of approximately $50.9 million. Other operating cash flows changes provided net cash of approximately $17.8 million which included a $33.3 million decrease in accounts receivable and retained interest in receivables sold offset by an $11.9 million increase in net merchandise inventories and a $3.8 million decrease in accounts payable and other liabilities. While the total managed accounts receivable portfolio balance declined $47.6 million due to (i) a decrease in the percentage of sales charged on the private label credit card, (ii) an increase in repayment rate and (iii) seasonal paydown by credit card holders, the Company paid down borrowings under the Securitization Facility (as defined below) by $57.0 million, which offsets the decline in the Company's retained interest in receivables sold.

On August 24, 2001, the Company entered into a three year, $125.0 million senior secured revolving facility (the "Former Credit Facility") and a three year, $200.0 million accounts receivable securitization facility (the "Securitization Facility"). The Securitization Facility, along with other liquidity sources, has provided the majority of the Company's funding needs, while the Former Credit Facility supported the Company's letters of credit requirements.

Borrowings under the Securitization Facility are limited to eligible accounts receivable generated under the Company's private label credit card program and are payable upon maturity. Amounts outstanding under the Securitization Facility are funded by the issuance of commercial paper in the open market through a conduit at various rates and maturities. As a result, the daily interest rates under the Securitization Facility are based upon the periodic commercial paper rates of the applicable conduit purchasers. If the commercial paper market is unavailable, amounts outstanding under the Securitization Facility will be funded by liquidity providers with interest at the Eurodollar rate, plus 2.0%. The Company pays a liquidity fee to the liquidity providers equal to a per annum rate of 0.625% of the total amount of their respective commitments under the Securitization Facility. In addition, the Company entered into an interest rate cap agreement on August 24, 2001, establishing a maximum fixed rate of 9.0% on the full amount of the $200.0 million Securitization Facility. On August 2, 2003, outstanding borrowings under the Securitization Facility, which are accounted for off-balance sheet, totaled $69.0 million, while excess availability was $101.1 million.

As previously disclosed, on May 21, 2003, the Company reached a definitive agreement with Alliance Data Systems Corporation ("Alliance Data") to assume operation of the Company's private label credit card program (the "ADS Transaction"). Under the terms of the agreement, Alliance Data's bank will acquire the Company's portfolio of approximately 2.3 million existing private label credit card accounts and will assume the outstanding balances associated with those accounts. At closing, the Company expects to receive net cash proceeds that will approximate the consideration received from Alliance Data less the amount required to repay the then outstanding borrowings under the Securitization Facility. The consideration to be received from Alliance Data will be somewhat in excess of the amount of total managed receivables outstanding at the time of closing. The Company expects to utilize the net cash proceeds for general corporate purposes and potentially for repurchases of its common stock, cash dividends and/or strategic acquisitions. In addition, the Company will record a charge of approximately $0.5 million after tax in the third quarter related to the write-off of unamortized debt issue costs associated with the Company's Former Credit Facility.

The Securitization Facility will be retired upon closing of the ADS Transaction, which the Company believes will occur in September 2003. The Company is currently working with Alliance Data on coordinating all of the operational, technical and transitional issues related to Alliance Data's bank subsidiary assuming all the operations of its private label credit card business. The Securitization Facility agreement provides for an annual renewal of the commitment by the liquidity providers, which was to have occurred on August 21, 2003. As the ADS Transaction is expected to close during September 2003, the Securitization Facility agreement was amended to extend the term to October 21, 2003. The ADS Transaction is subject to certain regulatory approvals and no assurances can be provided that the parties to the agreement will be successful in receiving the necessary regulatory approvals or that the transaction will be consummated.

On August 21, 2003, the Company entered into a $175.0 million senior secured revolving credit facility (the "New Credit Facility") that matures August 21, 2008, which replaced the Former Credit Facility, which was scheduled to mature in August 2004. Borrowings under the New Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory. The daily interest rates under the New Credit Facility are determined by a base rate or Eurodollar rate plus an applicable margin as set forth in the New Credit Facility agreement. Inventory, accounts receivable, cash and cash equivalents are pledged as collateral under the New Credit Facility. The New Credit Facility, which currently supports the Company's outstanding letters of credit requirements, will also be used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes. At closing on August 21, 2003, excess availability under the New Credit Facility, net of letters of credit outstanding of $18.2 million, was $101.1 million.

Working capital requirements fluctuate from month to month during the year and generally reach their highest levels during October and November in conjunction with the inventory build in advance of the fourth quarter holiday sales period. As a result, cash requirements are usually at their highest levels, and conversely, excess availability is at its lowest level, during the third and fourth quarters.

The Company continually monitors its liquidity position and compliance with its financing agreements. The Securitization Facility agreement describes certain conditions and events that could cause an acceleration of the amounts then outstanding under the Securitization Facility. These include such things as the Company not maintaining compliance with certain financial covenants, having a material adverse change in the ability of the Company to perform its obligations under the Securitization Facility, having a material adverse change in the collectibility of the accounts receivables and other specific conditions and events. The Company requested and obtained an amendment of the Securitization Facility on April 7, 2003 which permits a higher level of charge-offs under the financial covenants and reduces the Company's effective advance rate against eligible receivables from 78.9% to 74.1%. At August 2, 2003, the Company was in compliance with all of the debt covenants of the Securitization Facility.

The New Credit Facility contains covenants which, among other things, restrict the amount of (i) incurrence of additional debt or capital lease obligation, (ii) aggregate amount of capital expenditures under certain circumstances and (iii) transactions with related parties. The New Credit Facility is less restrictive on the Company's operations than the Former Credit Facility.

The Company's long-term debt and other long-term obligations include a $0.5 million (net of current portion of $0.2 million) capital lease in the form of an industrial revenue bond with annual funding requirements of $0.2 million and an approximate $11.3 million obligation under the Company's frozen defined benefit pension plan. The Company's minimum funding requirement for 2003 is approximately $1.0 million. Although not required, the Company has funded approximately $1.7 million to reduce the Pension Benefit Guaranty Corporation premium costs. The Company expects future cash flow from operations to be sufficient to fund these obligations and to make the necessary working capital and capital expenditure investments.

Capital expenditures are generally for new store openings, remodeling of existing stores and facilities, customary store maintenance and operating and information system enhancements and upgrades. Capital expenditures were $12.7 million in the current year as compared to $23.5 million in the prior year. Management currently estimates that capital expenditures will be approximately $35.0 to $40.0 million during 2003, principally for the opening of 25 to 30 new stores, relocations and remodels of existing stores and enhancements in the Company's infrastructure in support of business strategies to improve merchandise planning, forecasting, and the supply chain management practices and store operations.

While there can be no assurances, management believes that there should be sufficient liquidity to cover both the Company's short-term and long-term funding needs.

Accounts Receivable Securitization; Off-Balance Sheet Arrangement

The Company transforms accounts receivable into securities that are sold to investors, a process referred to as securitization. The Securitization Facility is the agreement through which these securities are sold to outside investors. The Securitization Facility, which is an off-balance sheet financing arrangement used in the ordinary course of the Company's business, is an important source of the Company's liquidity in funding its private label credit card receivables. Further, the Securitization Facility provides the Company with a lower cost of financing as compared to the Company's Former Credit Facility. As discussed above, the Company has a pending sale of its private label credit card program. Upon closing of this transaction expected to occur in September 2003, the Securitization Facility will be retired.

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

For securitization programs such as this, which are accounted for as sales under Statement of Financial Accounting Standards ("SFAS") No. 140 "Accounting for the Transfer and Servicing of Financial Assets and the Extinguishment of Liabilities", the Company is required to remove the related credit card receivables, as well as the amount of borrowings outstanding under the Securitization Facility, from the Company's consolidated balance sheet. The securitization and sale of credit card receivables changes the Company's interest in these receivables from that of lender to that of servicer, with a corresponding change in the timing and the manner in which revenues are recognized. For securitized credit card receivables accounted for as sales, amounts that otherwise would have been recorded as net service charge and late fee income when billed and earned, as well as provisions for bad debts, are instead reported as gains on sale of accounts receivable and gains (losses) on the change in fair value of the retained interest of receivables sold. See Note 3 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for additional disclosures regarding the securitization of accounts receivable.

Recent Accounting Pronouncements

In November 2002, the FASB's Emerging Issues Task Force ("EITF") released Issue 02-16, "Accounting By A Customer (Including A Reseller) For Cash Consideration Received From A Vendor," which addresses the accounting treatment for vendor allowances and is applicable to years beginning after December 15, 2002. The Company adopted EITF 02-16 beginning February2, 2003 and its adoption did not have a material impact on its financial position or results of operations.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the consolidation of variable interest entities, as defined. FIN 46 applies immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. While the Company does have a variable interest entity, it does not meet the criteria for consolidation, therefore, the adoption did not result in the consolidation of the variable interest entity of the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. This statement did not have a material effect on the Company's financial position or results of operations as the Company has no such instruments.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Borrowings under the Company's Securitization Facility, which totaled $69.0 million at August 2, 2003, bear a floating rate of interest. A hypothetical 10% change in interest rates from the August 2, 2003 levels would have an approximate $0.01 million effect on the Company's annual results of operations and cash flows.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

For purposes of Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Form 10-Q (August 2, 2003), and they have concluded that as of that date, the effectiveness of the Company's disclosure controls and procedures was adequate to allow timely decisions regarding required disclosure in the Company's reports to be filed or submitted under the Exchange Act.

Internal Control Over Financial Reporting

For purposes of Rules 13a-15(f) and 15d-15(f) of the Exchange Act, the term "internal control over financial reporting" means a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals and includes those policies and procedures that:

(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material adverse effect on the financial statements.

The Company's management has established and maintains internal control over financial reporting. The Company did not make any change in its internal control over financial reporting during its last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During the fiscal quarter ended August 2, 2003, the Company did not have any new material legal proceedings brought against it, its subsidiaries or their properties.  In addition, no material developments occurred in connection with any previously reported legal proceedings against the Company, its subsidiaries or their properties during the fiscal quarter ended August 2, 2003.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2003 Annual Meeting of Shareholders of the Company was held on May 29, 2003. The following matters were submitted to a vote of the Company's shareholders:

1. Election of Directors. The election of nine directors (constituting the entire board of directors) for the ensuing year and until their successors are duly elected and qualified. The results of the election for each such director were as follows:

Directors	Votes For	Votes Withheld

Glenn August	18,190,365	492,610
Scott Davido	18,456,704	226,271
Alan Gilman	18,190,330	492,645
Michael Glazer	18,190,365	492,610
Michael McCreery	18,456,704	226,271
John Mentzer	18,456,704	229,271
Walter Salmon	18,453,604	229,371
James Scarborough	18,442,701	240,274
Ronald Wuensch	18,456,704	226,271

2. Ratification of the Appointment of Auditors. With respect to the ratification of the appointment of the firm of Deloitte & Touche LLP as the independent auditors to audit the consolidated financial statements of the Company and the financial statements of certain of its subsidiaries for the fiscal year ending January 31, 2004:

In Favor Of                                         Against                                         Abstain

18,588,351                                           87,117                                              7,507

3.Approval of Material Terms of Executive Officer Performance Goals. With respect to the approval of Material Terms of Executive Officer Performance Goals:

In Favor Of                                         Against                                         Abstain

18,216,115                                          459,653                                            7,207

4. Approval of 2003 Non-Employee Director Equity Compensation Plan. With respect to the approval of 2003 Non-Employee Director Compensation Plan:

In Favor Of                                         Against                                         Abstain

17,564,025                                           1,029,437                                        7,707

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

                          (a)    Exhibits

            See "Exhibit Index" at page 30.

    (b)   Reports on Form 8-K

On May 8, 2003, the Company filed an 8-K which reported under Item 9 that on May 8, 2003, the Company issued a news release announcing sales for April 2003 and updating first quarter 2003 earnings outlook. A copy of the news release is attached to the Form 8-K.

On May 16, 2003, the Company filed an 8-K which reported under Item 5 that on May 15, 2003, the Company issued a news release announcing first quarter results release date and conference call information. A copy of the news release is attached to the Form 8-K.

On May 23, 2003, the Company filed an 8-K which reported under Item 5 that on May 21, 2003, the Company issued a news release announcing a long-term strategic alliance with Alliance Data Systems Corporation. A copy of the news release is attached to the Form 8-K.

On May 23, 2003, the Company filed an 8-K which reported under Item 9 that on May 22, 2003, the Company issued a news release announcing results for the first quarter ended May 3, 2003. A copy of the news release is attached to the Form 8-K.

On June 5, 2003, the Company filed an 8-K which reported under Item 9 that on June 5, 2003, the Company issued a news release announcing sales for May 2003. A copy of the news release is attached to the Form 8-K.

On July 1, 2003, the Company filed an 8-K which reported under Item 5 that on July 1, 2003, the Company issued a news release announcing the Company's participation at CIBC World Markets Third Annual Consumer Growth Conference. A copy of the news release is attached to the Form 8-K.

On July 10, 2003, the Company filed an 8-K which reported under Item 9 that on July 10, 2003, the Company issued a news release announcing sales for June 2003. A copy of the news release is attached to the Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                                                    STAGE STORES, INC.

August 29, 2003                                                                                                                       /s/ James R. Scarborough

(Date)                                                                                                                                         James R. Scarborough

                                                                                                                                                    Chief Executive Officer and President

August 29, 2003                                                                                                                        /s/ Michael E. McCreery

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
10.1*

Credit Agreement dated as of August 21, 2003 among Specialty Retailers (TX) LP, Stage Stores, Inc. and the named subsidiaries of Stage Stores, Inc., Fleet Retail Finance Inc. and the initial lenders named therein, Fleet National Bank, and Fleet Securities Inc.

10.2*

Amendment Letter No. 4 dated as of August 21, 2003 to Series 2001-1-VFC Supplement to Pooling and Servicing Agreement dated as of August 24, 2001, by and among Stage Receivable Funding LP, Specialty Retailers (TX) LP, Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), Citicorp North America, Inc., Fleet Securities Inc., and Stage Stores, Inc.

10.3*

Letter Agreement dated August 21, 2003 to Series 2001-1-VFC Certificate Purchase Agreement dated as of August 24, 2001 among Stage Receivable Funding LP, CRC Funding LLC, Citibank, N.A., Bank Hapoalim B.M., Citicorp North America, Inc., EagleFunding Capital Corporation, Fleet National Bank, and Fleet Securities Inc.

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a)/ 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a)/ 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______________________________

* Filed electronically herewith