Form 10-Q
period 2003-12-11
STAGE STORES INC
filed 2003-12-11
CIK 6885

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2003

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

As of December 8, 2003, there were 19,248,904 shares of the registrant's common stock outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page
Number

Item 1. Financial Statements
Condensed Consolidated Balance Sheets - November 1, 2003 and
February 1, 2003	3
Condensed Consolidated Statements of Income - Thirteen and Thirty-Nine Weeks
Ended November 1, 2003 and November 2, 2002	4
Condensed Consolidated Statements of Cash Flows - Thirty-Nine Weeks
Ended November 1, 2003 and November 2, 2002	5
Condensed Consolidated Statement of Stockholders' Equity
for the Thirty-Nine Weeks Ended November 1, 2003	6
Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 2. Changes in Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	21

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 5. Other Information	21

Item 6. Exhibits and Reports on Form 8-K	21

SIGNATURES	23

EXHIBIT INDEX	24

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Stage Stores, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par values)
(unaudited)

	November 1, 2003	February 1, 2003
ASSETS
Cash and cash equivalents	$ 170,990	$ 20,886
Retained interest in receivables sold	-	127,547
Accounts receivable, net	-	11,023
Merchandise inventories, net	248,485	179,922
Deferred tax assets	14,315	21,280
Prepaid expenses and other current assets	18,719	17,625
Total current assets	452,509	378,283

Property, equipment and leasehold improvements, net	139,690	135,846
Deferred tax assets	12,493	12,016
Other non-current assets, net	9,045	6,624
Total assets	$ 613,737	$ 532,769

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$ 81,130	$ 56,286
Income taxes payable	8,617	3,805
Current portion of long-term debt	200	210
Accrued expenses and other current liabilities	42,316	44,496
Total current liabilities	132,263	104,797

Long-term debt	482	672
Other long-term liabilities	29,962	15,183
Total liabilities	162,707	120,652

Commitments and contingencies

Common stock, par value $0.01, 50,000 shares authorized,
20,278 and 20,042 shares issued and outstanding, respectively	203	200
Additional paid-in capital	366,564	363,067
Less treasury stock - at cost (1,169 shares in 2003 and 2002)	(25,461)	(25,461)
Retained earnings	111,744	76,331
Minimum pension liability adjustment	(2,020)	(2,020)
Stockholders' equity	451,030	412,117
Total liabilities and stockholders' equity	$ 613,737	$ 532,769

         The accompanying notes are an integral part of these condensed consolidated statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Income
(in thousands, except earnings per share)
(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002

Net sales	$ 197,949	$ 204,420	$ 603,657	$ 618,624
Cost of sales and related buying,
occupancy and distribution expenses	142,719	147,422	427,602	427,139

Gross profit	55,230	56,998	176,055	191,485

Selling, general and administrative expenses	45,376	40,006	129,194	128,514
Store opening costs	818	400	1,574	808
Interest, net of income of $229 and $52 for the thirteen
weeks and $294 and $175 for the thirty-nine weeks,
respectively	928	377	1,736	1,316
Gain on sale of proprietary credit card portfolio, net	(12,218)	-	(12,218)	-
Income before income tax	20,326	16,215	55,769	60,847

Income tax expense	7,419	6,000	20,356	22,514
Net income	12,907	$ 10,215	$ 35,413	$ 38,333

Basic earnings per share data:

Basic earnings per share	$ 0.68	$ 0.53	$ 1.87	$ 1.94

Basic weighted average shares outstanding	19,007	19,362	18,930	19,762

Diluted earnings per share data:

Diluted earnings per share	$ 0.63	$ 0.50	$ 1.77	$ 1.80

Diluted weighted average shares outstanding	20,489	20,289	20,036	21,308

                         The accompanying notes are an integral part of these condensed consolidated statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended
	November 1, 2003	November 2, 2002
Cash flows from operating activities:
Net income	$ 35,413	$ 38,333
Adjustments to reconcile net income to net cash
provided by operating activities:
Gain on sale of proprietary credit card portfolio, net	(12,218)	-
Depreciation and amortization	16,337	12,989
Amortization of debt issue costs	1,615	1,059
Provision for bad debts	15,938	24,232
Deferred income taxes	6,488	9,873
Proceeds from sale of proprietary credit card portfolio, net	158,200	-
Changes in operating assets and liabilities:
Decrease in accounts receivable and retained interest in receivables sold	42,090	5,044
Increase in merchandise inventories, net	(68,563)	(42,612)
Increase in other assets	(3,955)	(5,054)
Increase in accounts payable and other liabilities	42,255	5,088
Total adjustments	198,187	10,619
Net cash provided by operating activities	233,600	48,952

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(21,565)	(37,214)
Proceeds from retirement of fixtures and equipment	500	272
Net cash used in investing activities	(21,065)	(36,942)

Cash flows from financing activities:
Proceeds from (payments on):
Accounts receivable securitization borrowings	(64,000)	3,000
Long-term debt	(200)	(188)
Exercise of stock options	3,500	373
Repurchase of common stock	-	(21,446)
Additions to debt issue cost	(1,731)	(100)
Net cash used in financing activities	(62,431)	(18,361)
Net increase (decrease) in cash and cash equivalents	150,104	(6,351)
Cash and cash equivalents:
Beginning of period	20,886	22,679
End of period	$ 170,990	$ 16,328
Supplemental disclosures:
Interest paid	$ 733	$ 688
Income taxes paid	$ 9,056	$ 5,680

                     The accompanying notes are an integral part of these condensed consolidated statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For the Thirty-Nine Weeks Ended November 1, 2003
(in thousands)
(unaudited)

							Accumulated
							Other
	Common		Additional	Treasury			Comprehensive
	Stock		Paid-in	Stock		Retained	Income
	Shares	Amount	Capital	Shares	Amount	Earnings	(Loss)	Total

Balance, February 1, 2003	20,042	$ 200	$ 363,067	(1,169)	$ (25,461)	$ 76,331	$ (2,020)	$ 412,117

Net income	-	-	-	-	-	35,413	-	35,413
Stock options exercised	236	3	3,497	-	-	-	-	3,500

Balance, November 1, 2003	20,278	$ 203	$ 366,564	(1,169)	$ (25,461)	$ 111,744	$ (2,020)	$ 451,030

                        The accompanying notes are an integral part of these condensed consolidated statements.

Stage Stores, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

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

Stage Stores, through its wholly-owned subsidiaries Specialty Retailers (TX) LP and SRI General Partner LLC, operates family apparel stores primarily under the names "Bealls", "Palais Royal" and "Stage" offering nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family. As of November 1, 2003, the Company operated 378 stores in 13 states located throughout the south central United States. See Note 9 regarding the November 4, 2003 acquisition of Peebles Inc.

2. Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", for the grant of stock options (in thousands, except per share amounts).

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002

Net income, as reported	$ 12,907	$ 10,215	$ 35,413	$ 38,333
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(580)	(576)	(1,714)	(1,729)
Pro forma net income	$ 12,327	$ 9,639	$ 33,699	$ 36,604

Earnings per share:
Basic - as reported	$ 0.68	$ 0.53	$ 1.87	$ 1.94
Basic - pro forma	0.65	0.50	1.78	1.85

Diluted - as reported	$ 0.63	$ 0.50	$ 1.77	$ 1.80
Diluted - pro forma	0.60	0.48	1.68	1.72

For purpose of the proforma disclosures above, the estimated fair value of stock-based compensation on the date of the grant was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants issued:

Expected volatility	33.0-43.9%
Risk free rate	2.03-3.56%
Expected life of options (in years)	3.0-4.0
Expected dividend yield	0%

3. Recent Accounting Standards

In November 2002, the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") released Issue 02-16, "Accounting By A Customer (Including A Reseller) For Cash Consideration Received From A Vendor," which addresses the accounting treatment for vendor allowances and is applicable to years beginning after December 15, 2002. The Company adopted EITF 02-16 beginning February 2, 2003 and its adoption did not have a material impact on its financial position or results of operations.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the consolidation of variable interest entities, as defined. FIN 46 applies immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. This interpretation does not have an effect on the Company's financial position or results of operations as the Company does not have a variable interest entity.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement does not have an effect on the Company's financial position or results of operations as the Company has no such instruments.

4. Sale of Private Label Credit Card Program

Prior to September 12, 2003, the Company issued proprietary credit cards through its subsidiary, Granite National Bank, and subsequently sold its credit card receivables in securitization transactions. The amount of receivables constituting collateral for certificates sold to third-party investors was accounted for as having been sold, and the subordinated interest in the securitization subsidiary was recorded as an asset in "Retained Interest in Accounts Receivables Sold" on the Company's consolidated balance sheet.

Pursuant to the terms of a Credit Card Portfolio Purchase and Sale Agreement (the "Purchase and Sale Agreement"), on September 12, 2003, the Company sold its portfolio of private label credit card accounts, as well as other assets related to its private label credit card program, to World Financial Network National Bank and ADS Alliance Data Systems, Inc., subsidiaries of Alliance Data Systems Corporation and realized a gain of $12.2 million.

The net proceeds from the sale of the Company's private label credit card portfolio, after paying off the outstanding borrowings under the Company's securitization facility and related transaction costs, were approximately $158.2 million. The Company also received prepaid marketing funds of $13.3 million and $0.5 million of proceeds for fixtures and equipment related to the credit operations. The prepaid marketing funds will be recognized as an offset to marketing expenses pro-rata under a 10-year program agreement ("Program Agreement"). The Program Agreement additionally provides for reimbursement to the Company of defined eligible marketing expenses of up to $2.5 million in the initial year of the Program Agreement and up to 0.6% of the prior year's credit sales annually thereafter.

5. Revolving Credit Facility

On August 21, 2003, the Company entered into a $175.0 million senior secured revolving credit facility (the "Credit Facility") that matures August 21, 2008. The Credit Facility replaced the Company's former $125.0 million senior secured revolving credit facility which was scheduled to mature in August 2004. On November 4, 2003, in conjunction with the acquisition of Peebles Inc. (see Note 9), the Company increased the Credit Facility commitment from $175.0 million to $250.0 million. Borrowings under the Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the agreement. The daily interest rates under the Credit Facility are determined by a base rate or Eurodollar rate plus an applicable margin as set forth in the Credit Facility agreement. Inventory, accounts receivable, cash and cash equivalents are pledged as collateral under the Credit Facility. The Credit Facility supports the Company's outstanding letters of credit requirements, and is also used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes. Excess borrowing availability under the Credit Facility, net of letters of credit outstanding of $14.4 million, was $158.8 million at November 1, 2003.

The Credit Facility contains covenants which, among other things, restrict (i) the amount of additional debt or capital lease obligations, (ii) the amount of capital expenditures, payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions.

6. Income Taxes

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

At November 1, 2003, the Company had net deferred tax assets of approximately $26.8 million. The Company had recorded at November 1, 2003 a valuation allowance against these deferred tax assets of approximately $2.5 million which is related to tax credits and state net operating losses which may expire prior to utilization. At February 1, 2003, the portion of deferred tax assets related to federal net operating loss carryforwards was $10.7 million, of which the amount that can be realized is limited to approximately $5.4 million annually. The Company's ability to realize the benefits of these deferred tax assets is dependent on the Company's ability to generate future taxable income. SFAS No. 109 requires recognition of future tax benefits of these deferred tax assets to the extent such realization is more likely than not. Consistent with the requirements of SFAS No. 109, any tax benefits recognized related to pre-reorganization deferred tax assets are recorded as a direct addition to additional paid-in-capital.

7. Earnings per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is computed using the weighted average number of common shares as well as all potentially dilutive common share equivalents outstanding. Stock options and warrants are the only potentially dilutive share equivalents the Company has outstanding.

The following table illustrates the components used to determine total diluted shares:

	Thirteen weeks ended		Thirty-Nine weeks ended
	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002
Basic weighted average shares outstanding	19,007,362	19,362,423	18,929,940	19,761,541
Effect of dilutive securities:
Stock options	944,905	687,927	748,581	1,021,580
Warrants	536,497	238,553	357,901	525,062
Diluted weighted average shares outstanding	20,488,764	20,288,903	20,036,422	21,308,183

The following table illustrates the number of options to purchase shares of common stock that were outstanding but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares:

	Thirteen weeks ended		Thirty-Nine weeks ended
	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002

Number of anti-dilutive options outstanding	1,500	50,000	38,500	5,500

8. Stock Repurchase Programs

On July 29, 2002, the Board of Directors approved a stock repurchase program authorizing the Company to buy, from time to time during its 2002 fiscal year, up to $15.0 million of its common stock. On September 19, 2002, the Board of Directors approved the repurchase of an additional $10.0 million of the Company's common stock. Additional amounts of its outstanding common stock could also be repurchased using the proceeds that the Company received from the exercise of options under its 2001 Equity Incentive Plan, including the tax benefits which accrue to the Company from the exercise of these options. During the third quarter ended November 2, 2002, the Company purchased 887,308 of its shares at a cost of approximately $18.4 million. As of February 1, 2003, the Company had purchased 1,169,608 of its shares at a cost of approximately $25.5 million.

On October 7, 2003, the Board of Directors approved a stock repurchase program authorizing the Company to buy, from time to time, up to $50.0 million of its common stock. Additional amounts of its outstanding common stock may also be repurchased using the proceeds that the Company receives from the exercise of options under its 2001 Equity Incentive Plan, including the tax benefits that will accrue to the Company from the exercise of these options. As of November 1, 2003, no common stock had been repurchased under this stock repurchase program.

9. Acquisition of Peebles Inc.

On November 4, 2003, the Company acquired Peebles Inc. ("Peebles"), which operated 136 stores in 17 Mid-Atlantic, Southeastern and Midwestern states under the name "Peebles". The acquisition was made pursuant to an Agreement and Plan of Merger, dated as of October 7, 2003, and a First Amendment to Agreement and Plan of Merger, dated November 3, 2003, with PHC Retail Holding Company, the parent of Peebles. The purchase price for Peebles was approximately $167.0 million, including acquisition costs and net of cash acquired. The Company also assumed debt of approximately $54.9 million. The primary source of proceeds for this acquisition was the cash received from the sale of the Company's credit card portfolio in September 2003. Peebles had net sales of $314.1 million and net income of $18.1 million for the year ended February 1, 2003. The acquisition will be accounted for under the purchase method of accounting, and accordingly, the results of operations of Peebles will be included in the Company's consolidated financial statements from the date of acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

Certain statements in this Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the ability of the Company and its subsidiaries to maintain normal trade terms with vendors, the ability of the Company and its subsidiaries to comply with the various covenant requirements contained in the Company's financing agreements, the ability of the Company to successfully integrate the acquisition of Peebles and the demand for apparel and other factors. The demand for apparel can be affected by an economic downturn, a decline in consumer confidence, unusual weather patterns, an increase in the level of competition in the Company's market areas, competitors' marketing strategies, changes in fashion trends, availability of product on normal payment terms and the failure to achieve the expected results of the Company's merchandising and marketing plans as well as its store opening plans. The occurrence of any of the above could have a material and adverse impact on the Company's operating results. Most of these factors are difficult to predict accurately and are generally beyond the Company's control. Readers should consider the areas of risk described under the caption "Risk Factors" in Item 1 of the Company's Form 10-K for the year ended February 1, 2003 (the "Form 10-K"). Readers should carefully review the Form 10-K in its entirety, including but not limited to the Company's financial statements and the notes thereto and the risks described under "Risk Factors" in Item 1 of the Form 10-K. Except for the Company's ongoing obligations to disclose material information under the federal securities laws, the Company undertakes no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

General

Stage Stores is a Houston, Texas-based regional specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family. As of November 1, 2003, the Company operated 378 stores under the "Bealls", "Palais Royal" and "Stage" trade names in 13 south central states. As of December 4, 2003, following the acquisition of Peebles, the Company operated 522 stores in 27 states under the "Bealls", "Palais Royal", "Peebles" and "Stage" trade names. The Company's principal focus is on consumers in small and mid-size markets which the Company believes are under-served and less competitive. The Company believes that it is able to differentiate itself from the competition in the small and mid-size markets in which it operates by offering consumers access to basic as well as fashionable, brand name merchandise not typically carried by other retailers in the same market area. In the highly competitive metropolitan markets in which it operates, the Company competes against national department store chains, which similarly offer moderately priced, brand name and private label merchandise. As a way of differentiating itself from the competition in these larger markets, the Company offers consumers a high level of customer service in convenient locations.

The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements included in the Form 10-K.

Current Operations

During the first five months of fiscal 2002, the Company's sales were meeting and, at times, exceeding internal expectations, including comparable store sales, which are for stores that have been open at least fourteen months prior to the reporting period, increases of 7.0% and 6.5% in the first and second quarters, respectively. During the final seven-month period of fiscal 2002, growing uncertainty and concern over the economy, geopolitical events, and a rising level of unemployment took a toll on consumers, and drove consumer confidence down to its lowest level in 10 years. With consumers' enthusiasm dampened, retail industry sales softened and the competitive environment toughened. The Company's overall results for 2002 reflected its strong start to the year coupled with its efforts over the final seven months to drive sales, keep inventory levels in line with the current pace of business and maintain market share in light of the difficult economic and retail environment. Through the first nine months of 2003, the Company has seen a continuation of the challenging retail and economic environment. The Company's sales trends are most challenging in the larger population centers, due to increased competition and more difficult economic conditions, such as higher unemployment. During 2003, the Company continued its increased level of marketing and advertising, more aggressively promoted its full price and clearance products, held store-wide sales events and increased the levels of mark-downs. These actions caused a decrease in the Company's average price of units sold as compared to last year, affecting both the Company's sales and merchandise margins. For the thirteen and thirty-nine weeks ended November 1, 2003, comparable store sales have declined 7.1% and 6.0%, respectively.

Results of Operations

The following table sets forth the results of operations as a percentage of sales for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and related buying,
occupancy and distribution expenses	72.1	72.1	70.8	69.0
Gross profit margin	27.9	27.9	29.2	31.0
Selling, general and administrative expenses	22.9	19.6	21.4	20.8
Store opening costs	0.4	0.2	0.3	0.1
Interest, net	0.5	0.2	0.3	0.2
Income before gain on sale of proprietary credit
card portfolio, net and income tax	4.1	7.9	7.2	9.9
Gain on sale of proprietary credit card portfolio, net	(6.2)	-	(2.0)	-
Income before income tax	10.3	7.9	9.2	9.9
Income tax expense	3.7	2.9	3.4	3.6
Net income*	6.5%	5.0%	5.9%	6.2%
*Totals may not foot due to rounding

Thirteen Weeks Ended November 1, 2003 Compared to Thirteen Weeks Ended November 2, 2002

Sales for the thirteen weeks ended November 1, 2003 (the "current year third quarter") decreased 3.2% to $197.9 million from $204.4 million for the thirteen weeks ended November 2, 2002 (the "prior year third quarter"). Comparable store sales decreased 7.1% as compared to a 2.9% increase in the prior year third quarter. The Company experienced a decline in sales due to a difficult sales comparison to the prior year third quarter's clearance driven performance and the warmer weather in October of this year as compared to last year. In the current year third quarter, the economy remained sluggish and the retail environment continued to be weak resulting in highly competitive market conditions. For the current year third quarter, on a market population basis, while still a decrease as compared to last year, the trend was better in its smaller population markets, while stores in certain of its large population markets had the worst trend performance generally due to higher levels of competition in those markets.

Gross profit decreased 3.1% to $55.2 million for the current year third quarter from $57.0 million for the prior year third quarter. Gross profit, as a percent of sales, was 27.9% for both periods. Higher maintained merchandise margins and lower shrink expense were offset by higher aggregate buying, occupancy and distribution expenses, which are included in cost of sales. The increase in buying, occupancy and distribution expense was principally related to higher store occupancy costs related to the 24 net new stores that have been added since the end of the prior year third quarter as well as an increase in store related depreciation expense.

The following is a summary of the changes between the current year third quarter and the prior year third quarter in the components of cost of sales, expressed as a percent of sales:

Increase
(decrease)
Quarter 3
Cost Component	2003
Merchandise cost of sales	(1.2)%
Shrink expense	(0.4)
Buying, occupancy and distribution expenses	1.6
Total cost of sales, and related buying, occupancy
and distribution expenses	-%
Selling, general and administrative ("SG&A") expenses for the current year third quarter increased 13.4% to $45.4 million from $40.0 million in the prior year third quarter and, as a percent of sales, increased to 22.9% from 19.6% in the comparable period last year. SG&A expenses for the current year third quarter increased from the prior year third quarter primarily due to (i) the impact of $3.0 million less net credit income in the current year third quarter as compared to the prior year third quarter due to the sale of the Company's private label credit card portfolio on September 12, 2003 as discussed further below, and (ii) an increase of $1.6 million in incentive compensation expense. While the Company did have an increase in the direct operating expenses associated with the 24 net new stores, this increase was totally offset by a decrease in store payroll and expenses in comparable stores.

The Company sold its portfolio of private label credit card accounts on September 12, 2003 and realized a gain of $12.2 million in the current year third quarter. SG&A expenses for the current year third quarter include the net results of the Company's private label credit card program through September 11, 2003, including service charge and late fee income, operating expenses incurred by the Company in origination of credit, customer service and collection activities, interest expense on securitization facility borrowings and certain other items (collectively "Net Credit Income"). Net Credit Income was a reduction to SG&A expenses of $2.8 million in the current year third quarter as compared to a reduction of $5.8 million in the prior year third quarter. For a detailed analysis of the components of Net Credit Income, see "Components of Net Credit Income" that follows. Also see "Liquidity and Capital Resources" regarding the sale of the Company's private label credit card program.

Store opening costs in the current year third quarter of $0.8 million relate to the thirteen new stores opened during the current year third quarter as compared to $0.4 million incurred in the prior year third quarter related to the seven new stores opened in the prior year third quarter.

Net interest expense for the current year third quarter increased to $0.9 million from $0.4 million in the prior year third quarter. The increase is primarily attributed to the write-off of $0.8 million of unamortized debt issue costs associated with the termination on August 21, 2003 of the Company's former $125.0 million credit facility, partially offset by interest income on invested cash from the credit card portfolio sale proceeds on September 12, 2003. The Company's primary source of borrowings in the future will be the new Credit Facility, as discussed in "Liquidity and Capital Resources". Interest on securitization facility borrowings through September 11, 2003 was a component of Net Credit Income, which is reflected in SG&A expenses (see "Components of Net Credit Income").

The Company's effective tax rate in 2003 is estimated to be 36.5%, resulting in income tax expense of $7.4 million in the current year third quarter, as compared to income tax expense of $6.0 million in the prior year third quarter, during which the effective tax rate was 37.0%.

As a result of the foregoing, the Company had net income of $12.9 million for the current year third quarter as compared to $10.2 million for the prior year third quarter.

Thirty-Nine Weeks Ended November 1, 2003 Compared to Thirty-Nine Weeks Ended November 2, 2002

Sales for the thirty-nine weeks ended November 1, 2003 (the "current year") decreased 2.4% to $603.7 million from $618.6 million for the thirty-nine weeks ended November 2, 2002 (the "prior year"). Comparable store sales decreased 6.0% in the current year as compared to a 5.5% increase in the prior year. The lower rate of decrease in total sales for the current year period as compared to the rate of decrease in comparable store sales for the current year period primarily reflects the impact of sales from the 24 net new stores opened since the end of the prior year third quarter, none of which were in this year's comparable store base. Sales during the current year were negatively impacted by the continued sluggish economy, weak retail environment, and competitive market conditions.

For the current year, the Company achieved comparable store sales increases in its shoes and home and gifts departments as compared to the prior year, while comparable store sales declines occurred in all other departments. By market population basis, the Company experienced the strongest sales performance as compared to the prior year in smaller population markets, while stores in certain large population markets had the weakest sales performance due to higher levels of competition in those markets.

Gross profit decreased 8.1% to $176.1 million for the current year from $191.5 million for the prior year. Gross profit, as a percent of sales, decreased to 29.2% for the current year from 31.0% for the prior year. Gross margin during the current year was negatively impacted by the Company's increased promotional efforts to stimulate sales, which resulted in lower maintained merchandise margins. Buying, occupancy and distribution expense increased due to higher store occupancy costs related to the 24 net new stores that have been added since the prior year, as well as an increase in store related depreciation expense.

The following is a summary of the changes between the current year and the prior year in the components of cost of sales, expressed as a percent of sales:

Increase
(decrease)
Cost Component	YTD 2003
Merchandise cost of sales	0.9%
Shrink expense	(0.4)
Buying, occupancy and distribution expenses	1.3
Total cost of sales, and related buying, occupancy
and distribution expense	1.8%

Selling, general and administrative ("SG&A") expenses for the current year increased 0.5% to $129.2 million from $128.5 in the prior year and, as a percent of sales, increased to 21.4% from 20.8% in the prior year. SG&A expenses for the current year increased from prior year primarily due to (i) an increase in controllable expenses in comparable stores principally related to utility expenses offset by decreases in supplies expense and bad checks in addition to an increase in controllable costs associated with the addition of 24 net new stores since the prior year and (ii) higher advertising costs, which primarily resulted from an increase in the Company's promotional and marketing efforts, as discussed above, offset by a decrease in incentive compensation expense, which reflected the impact of the shortfall in the Company's operating results relative to targets established for the current year.

The Company sold its portfolio of private label credit card accounts on September 12, 2003 and realized a gain of $12.2 million in the current year third quarter. SG&A expenses in the current year include the net results of the Company's private label credit card program through September 11, 2003, including service charge and late fee income, operating expenses incurred by the Company in origination of credit, customer service and collection activities, interest expense on securitization facility borrowings and certain other items (collectively "Net Credit Income"). Net Credit Income was a reduction to SG&A expenses of $13.6 million in the current year as compared to a reduction of $13.0 million in the prior year. For a detailed analysis of the components of Net Credit Income, see "Components of Net Credit Income" that follows. Also see "Liquidity and Capital Resources" regarding the sale of the Company's private label credit card program.

Store opening costs in the current year of $1.6 million relate to the twenty-five new stores opened during the current year as compared to $0.8 million incurred in the prior year related to the fourteen new stores opened.

Net interest expense for the current year increased to $1.7 million from $1.3 million in the prior year. The increase is primarily attributed to the write-off of $0.8 million of unamortized debt issue costs associated with the termination on August 21, 2003 of the Company's former $125.0 million credit facility, partially offset by interest income on the proceeds from the sale of the credit card portfolio on September 12, 2003. Interest expense is primarily comprised of letters of credit and commitment fees, and amortization of debt issue costs. The Company's primary source of borrowings in the future will be the new Credit Facility, as discussed in "Liquidity and Capital Resources". Interest on securitization facility borrowings through September 11, 2003 was a component of Net Credit Income, which is reflected in SG&A expenses (see "Components of Net Credit Income").

The Company's effective tax rate in 2003 is estimated to be 36.5%, resulting in income tax expense of $20.4 million in the current year, as compared to income tax expense of $22.5 million in the prior year, during which the effective tax rate was 37.0%.

As a result of the foregoing, the Company had net income of $35.4 million for the current year as compared to $38.3 million for the prior year.

Components of Net Credit Income

See "Liquidity and Capital Resources" and Note 4 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for additional disclosures regarding the sale of the Company's private label credit card program.

Net Credit Income for the current year third quarter reflects results for the period from August 3, 2003 to September 11, 2003 versus thirteen weeks in the prior year third quarter and for the current year reflects results for the period from February 2, 2003 to September 11, 2003 versus thirty-nine weeks in the prior year due to the sale of the Company's private label credit card portfolio on September 12, 2003. The following tables provide a detailed analysis of the components of Net Credit Income for each applicable period included in selling, general and administrative expenses (in thousands):

			% to
For the period from August 3, 2003 to September 11, 2003:		% to	Average
	Amount	Net Sales	Receivables
Service charge and late fee income, net of charge-offs of $1,015	$ 6,917	7.5%	3.1%
Other revenues	36	0.0%	0.0%
Provision for bad debts	(1,995)	(2.2%)	(0.9%)
General and administrative costs	(1,746)	(1.9%)	(0.8%)
Subtotal before interest expense and other adjustments	3,212	3.5%	1.4%
Interest expense on securitization facility borrowings	(315)	(0.4%)	(0.2%)
Difference due to securitization accounting	(114)	(0.1%)	(0.1%)
Net credit income	$ 2,783	3.0%	1.2%

Average receivables balance			$ 226,376

Thirteen Weeks Ended November 2, 2002:

Service charge and late fee income, net of charge-offs of $2,562	$ 19,116	9.4%	6.9%
Other revenues	112	0.1%	0.0%
Provision for bad debts	(10,037)	(4.9%)	(3.6%)
General and administrative costs	(3,773)	(1.8%)	(1.4%)
Subtotal before interest expense and other adjustments	5,418	2.7%	2.0%
Interest expense on securitization facility borrowings	(1,259)	(0.6%)	(0.5%)
Difference due to securitization accounting	1,613	0.8%	0.6%
Net credit income	$ 5,772	2.8%	2.1%

Average receivables balance			$ 275,697

Note: Percentage totals may not foot due to rounding. Percentages for the period presented ending September 11, 2003 are lower due to the shorter period as compared to the prior year period.

			% to
For the period from February 2, 2003 to September 11, 2003:		% to	Average
	Amount	Net Sales	Receivables
Service charge and late fee income, net of charge-offs of $6,815 (1)	$ 41,342	8.3%	17.2%
Other revenues	349	0.1%	0.1%
Provision for bad debts	(15,939)	(3.2%)	(6.6%)
General and administrative costs	(8,718)	(1.8%)	(3.6%)
Subtotal before interest expense and other adjustments	17,034	3.4%	7.1%
Interest expense on securitization facility borrowings	(2,106)	(0.4%)	(0.9%)
Difference due to securitization accounting	(1,341)	(0.3%)	(0.6%)
Net credit income	$ 13,587	2.7%	5.6%

Average receivables balance			$ 240,683

Thirty-Nine Weeks Ended November 2, 2002:

Service charge and late fee income, net of charge-offs of $8,682	$ 50,861	8.2%	18.1%
Other revenues	563	0.1%	0.2%
Provision for bad debts	(24,232)	(3.9%)	(8.6%)
General and administrative costs	(11,068)	(1.8%)	(3.9%)
Subtotal before interest expense and other adjustments	16,124	2.6%	5.7%
Interest expense on securitization facility borrowings	(3,715)	(0.6%)	(1.3%)
Difference due to securitization accounting	627	0.1%	0.2%
Net credit income	$ 13,036	2.1%	4.6%

Average receivables balance			$ 281,166

Note: Percentage totals may not foot due to rounding. Percentages for the period presented ending September 11, 2003 are lower due to the shorter period as compared to the prior year period.

_________________________________________

(1) Results during this period as compared to the prior year benefited from the change in customer account terms implemented effective September 1, 2002, which affected the timing and the amount of late fees assessments.

Seasonality

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

Liquidity and Capital Resources

The Company's liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows, (iii) normal trade credit terms from the vendor and factor community, and (iv) its revolving credit facility. In recent months, liquidity was impacted by two significant events, the sale of the Company's credit card portfolio and the acquisition of Peebles Inc. as discussed below.

Cash provided from operating activities included net proceeds of approximately $158.2 million from the sale of the Company's private label credit card portfolio, after paying off the outstanding borrowings under the Company's securitization facility and related transaction costs. The Company also received prepaid marketing funds of $13.3 million, which will be recognized as an offset to marketing expenses pro rata under a 10-year program agreement, and $0.5 million of proceeds for fixtures and equipment related to the credit operations.

On November 4, 2003, the Company acquired Peebles, which operated 136 stores in 17 Mid-Atlantic, Southeastern and Midwestern states under the name "Peebles". The acquisition was made pursuant to an Agreement and Plan of Merger, dated as of October 7, 2003 and a First Amendment to Agreement and Plan of Merger, dated November 3, 2003, with PHC Retail Holding Company, the parent of Peebles. The purchase price for Peebles was approximately $167.0 million, including acquisition costs, and net of cash acquired. The Company also assumed debt of approximately $54.9 million. The primary source of proceeds for this acquisition was the cash received from the sale of the Company's credit card portfolio in September 2003. Peebles had net sales of $314.1 million and net income of $18.1 million for the year ended February 1, 2003. The acquisition will be accounted for under the purchase method of accounting, and accordingly, the results of operations of Peebles will be included in the Company's consolidated financial statements from the date of acquisition.

On August 21, 2003, the Company entered into a $175.0 million senior secured revolving credit facility (the "Credit Facility") that matures August 21, 2008. The Credit Facility replaced the Company's former $125.0 million senior secured revolving credit facility which was scheduled to mature in August 2004. On November 4, 2003, in conjunction with the acquisition of Peebles, the Company increased the Credit Facility commitment from $175.0 million to $250.0 million. Borrowings under the Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the agreement. The daily interest rates under the Credit Facility are determined by a base rate or Eurodollar rate plus an applicable margin as set forth in the Credit Facility agreement. Inventory, accounts receivable, cash and cash equivalents are pledged as collateral under the Credit Facility. The Credit Facility supports the Company's outstanding letters of credit requirements, and is also used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes. Excess borrowing availability under the Credit Facility, net of letters of credit outstanding of $14.4 million, was $158.8 million at November 1, 2003.

The Credit Facility contains covenants which, among other things, restrict (i) the amount of additional debt or capital lease obligations, (ii) the amount of capital expenditures, payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions.

The Company had $233.6 million in cash provided from operating activities in the current year. Net income, plus non-cash expenses such as depreciation, deferred tax, provision for bad debts, amortization of debt issue costs less the gain on the sale of the private label credit card portfolio provided cash of approximately $63.6 million. Other operating cash flows changes provided net cash of approximately $11.8 million which included a $42.1 million decrease in accounts receivable and retained interest in receivables sold, and a $42.3 million increase in accounts payable and other liabilities offset by an $68.6 million increase in net merchandise inventories. The increase in inventories and accounts payable is reflective of the seasonal build of inventories.

On October 1, 2003, the Board of Directors approved a stock repurchase program authorizing the Company to buy from time to time up to $50.0 million of its common stock. The stock repurchase program will be financed by the Company's cash flow and other liquidity sources. Additional amounts of its outstanding common stock may also be repurchased using the proceeds that the Company receives from the exercise of options under its 2001 Equity Incentive Plan, including the tax benefits that will accrue to the Company from the exercise of these options. As of November 1, 2003, no common stock had been repurchased under this repurchase program. As of December 8, 2003, the Company had purchased 50,000 of its shares at a cost of approximately $1.5 million.

Capital expenditures are generally for new store openings, remodeling of existing stores and facilities, customary store maintenance and operating and information system enhancements and upgrades. Capital expenditures were $21.6 million in the current year as compared to $37.2 million in the prior year. Management currently estimates that capital expenditures will be approximately $30.0 to $35.0 million during 2003, principally for the opening of 34 new stores, relocations and remodels of existing stores and enhancements in the Company's infrastructure in support of business strategies to improve merchandise planning, forecasting, and the supply chain management practices and store operations.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the consolidation of variable interest entities, as defined. FIN 46 applies immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. This interpretation does not have an effect on the Company's financial position or results of operations as the Company does not have a variable interest entity.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement does not have an effect on the Company's financial position or results of operations as the Company has no such instruments.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

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

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Form 10-Q (November 1, 2003), and they have concluded that as of that date, the effectiveness of the Company's disclosure controls and procedures was adequate to allow timely decisions regarding required disclosure in the Company's reports to be filed or submitted under the Exchange Act.

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

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

During the fiscal quarter ended November 1, 2003, the Company did not have any new material legal proceedings brought against it, its subsidiaries or their properties. In addition, no material developments occurred in connection with any previously reported legal proceedings against the Company, its subsidiaries or their properties during the fiscal quarter ended November 1, 2003.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
    Exhibits

    See "Exhibit Index" at page 24.

    Reports on Form 8-K

On August 11, 2003, the Company filed an 8-K which reported under Items 7 and 12 that on August 7, 2003, the Company issued a news release announcing its sales for July 2003. A copy of the news release is attached to the Form 8-K.

On August 14, 2003, the Company filed an 8-K which reported under Items 5 and 7 that on August 12, 2003, the Company issued a news release announcing second quarter results release date and conference call information. A copy of the news release is attached to the Form 8-K.

On August 25, 2003, the Company filed an 8-K which reported under Items 5, 7 and 12 that on August 21, 2003, the Company issued a news release announcing results for the second quarter ended August 2, 2003, provides update on private label credit card program transaction, and announces new credit facility. A copy of the news release is attached to the Form 8-K.

On September 5, 2003, the Company filed an 8-K which reported under Item 7 and 12 that on September 4, 2003, the Company issued a news release announcing its sales for August 2003. A copy of the news release is attached to the Form 8-K.

On September 22, 2003, the Company filed an 8-K which reported under Item 2, 5 and 7 the September 12, 2003 sale of its portfolio of private label credit card accounts, as well as other assets related to its private label credit card program to World Financial Network National Bank and ADS Alliance Data Systems, Inc., subsidiaries of Alliance Data Systems Corporation and that on September 16, 2003, the Company issued a news release announcing the transaction. A copy of the news release is attached to the Form 8-K.

On October 10, 2003, the Company filed an 8-K which reported under Items 7 and 12 that on October 7, 2003, the Company issued a news release announcing its sales for September 2003. A copy of the news release is attached to the Form 8-K.

On October 10, 2003, the Company filed an 8-K which reported under Items 5 and 7 that on October 7, 2003, the Company issued a news release announcing a definitive agreement to acquire Peebles Inc., a $50 million Stock Repurchase Program and earnings guidance. A copy of the news release is attached to the Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                                        STAGE STORES, INC.

December 11, 2003                                                                                                         /s/ James R. Scarborough

(Date)                                                                                                                               James R. Scarborough

                                                                                                                                          Chief Executive Officer and President

December 11, 2003                                                                                                         /s/ Michael E. McCreery

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
2.1*

Credit Card Portfolio Purchase and Sale Agreement dated May 21, 2003 and closed September 12, 2003, by and among Stage Stores, Inc., Granite National Bank, Specialty Retailers (TX) LP, and Stage receivable Funding LP, as Sellers, and ADS Alliance Data Systems, Inc. and World Financial Network National Bank, as Buyers.

2.2*	Private Label Credit Card Program Agreement dated May 21, 2003 and effective September 12, 2003, between World Financial Network National Bank and Stage Stores, Inc. and Specialty Retailers (TX) LP.
2.3*	Intercreditor Agreement dated September 12, 2003 among World Financial Network National Bank, Specialty Retailers (TX) LP, Stage Stores, Inc. and Fleet Retail Finance Inc.
2.4***

First Amendment to Credit Card Portfolio Purchase and Sale Agreement dated September 12, 2003, by and among Stage Stores, Inc., Granite National Bank, Specialty Retailers (TX) LP, and Stage receivable Funding LP, as Sellers, and ADS Alliance Data Systems, Inc. and World Financial Network National Bank, as Buyers (1)

10.1**

Credit Agreement dated as of August 21, 2003 among Specialty Retailers (TX) LP, Stage Stores, Inc. and the named subsidiaries of Stage Stores, Inc., Fleet Retail Finance Inc. and the initial lenders named therein, Fleet National Bank, and Fleet Securities Inc.

10.2**

Amendment Letter No. 4 dated as of August 21, 2003 to Series 2001-1-VFC Supplement to Pooling and Servicing Agreement dated as of August 24, 2001, by and among Stage Receivable Funding LP, Specialty Retailers (TX) LP, Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), Citicorp North America, Inc., Fleet Securities Inc., and Stage Stores, Inc.

10.3**

Letter Agreement dated August 21, 2003 to Series 2001-1-VFC Certificate Purchase Agreement dated as of August 24, 2001 among Stage Receivable Funding LP, CRC Funding LLC, Citibank, N.A., Bank Hapoalim B.M., Citicorp North America, Inc., EagleFunding Capital Corporation, Fleet National Bank, and Fleet Securities Inc.

31.1***	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a)/ 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2***	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a)/ 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______________________________

* Previously filed with Stage Stores, Inc.'s Current Report on Form 8-K (file number 000-21011) filed on September 22, 2003.

** Previously filed with Stage Stores, Inc.'s Quarterly Report on form 10-Q (file number 000-21011) filed on August 25, 2003.

*** Filed electronically herewith

(1) All schedules and exhibits to this Exhibit have been omitted in accordance with 17 CFR Section 229.601 (b)(2). The registrant agrees to furnish supplementally a copy of all omitted schedules and exhibits to the Securities and Exchange Commission upon its request.