Form 10-K
STAGE STORES INC
filed 2004-04-15
CIK 6885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 1-14035

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

As of August 2, 2003 (the last business day of the registrant's most recently completed second quarter), the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant was $424,768,266 (based upon the closing price of the registrant's common stock as reported by NASDAQ on August 1, 2003). As of April 7, 2004, there were 18,739,264 shares of the registrant's common stock outstanding.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the registrant's Annual Meeting of Shareholders to be held on June 3, 2004 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

In conjunction with the Company's Plan of Reorganization, on August 24, 2001, Stage Stores, Inc., a Delaware corporation, merged into its wholly-owned subsidiary, Specialty Retailers, Inc. (NV), a Nevada corporation. On the merger date, Specialty Retailers, Inc. (NV), the surviving corporation, changed its name to Stage Stores, Inc. Depending on the context and the period being referenced, Stage Stores, Inc., its affiliates and their predecessors in interest will, from time-to-time, be referred to collectively as the "Company", "Stage Stores", "Predecessor Company", or "Reorganized Company" in this Form 10-K.

References to a particular year are to the Company's fiscal year, which is the 52 or 53 week period ending on the Saturday closest to January 31st of the following calendar year. For example, a reference to "2002" is a reference to the fiscal year ended February 1, 2003, "2003" is a reference to the fiscal year ended January 31, 2004, and a reference to "2004" is a reference to the fiscal year ending January 29, 2005. Fiscal years 2001, 2002, 2003 and 2004 consist of 52 weeks.

PART I

ITEM 1. BUSINESS

Overview

Stage Stores is a Houston, Texas-based regional, specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family. As of January 31, 2004, the Company operated 518 stores located in 27 states. The Company operates under the Stage, Bealls and Palais Royal names throughout the South Central states, and under the Peebles name throughout the Mid-Atlantic, Southeastern and Midwestern states. With an average size store of approximately 19,100 selling square feet, the Company's principal focus is on consumers in small and mid-size markets which the Company believes are under-served and less competitive. Utilizing a ten mile radius from each store, approximately 57% of the Company's stores are located in small towns and communities with populations below 50,000 people, while an additional 23% of the Company's stores are located in mid-sized communities with populations between 50,000 and 150,000 people. The remaining 20% of the Company's stores are located in metropolitan areas, such as Houston and San Antonio, Texas. The Company believes that it is able to differentiate itself from the competition in the small and mid-size communities in which it operates by offering consumers access to basic as well as fashionable, brand name merchandise not typically carried by other retailers in the same market area. In the highly competitive metropolitan markets in which it operates, the Company competes against other national department store chains, which similarly offer moderately priced, brand name and private label merchandise. As a way of differentiating itself from the competition in these larger metropolitan markets, the Company offers consumers a high level of customer service in convenient locations.

Website Access to Reports

The Company makes available, free of charge, through its website, among other things, corporate governance items, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after they have been electronically filed with the Securities and Exchange Commission ("SEC"). They can be obtained by accessing the Company's website at www.stagestoresinc.com, clicking on "Investor Relations", then "SEC filings", then the report to be obtained. Information contained on the Company's website is not part of this Annual Report on Form 10-K.

History

The Company was formed in 1988 when the management of Palais Royal, together with several venture capital firms, acquired the family-owned Bealls and Palais Royal chains, both of which were originally founded in the 1920's. At the time of the acquisition, Palais Royal operated primarily larger stores, which were located in and around the Houston metropolitan area while Bealls operated primarily smaller stores, which were principally located in rural Texas towns. Over the next five years, the Company concentrated on integrating the two businesses, identifying their respective strengths and developing and refining its growth strategy. During this period, the Company developed a growth strategy that was focused on expanding the Company's presence in small, and what are believed to be under-served, markets across the country through new store openings and strategic acquisitions.

However, as a result of many factors including, but not limited to, the Company's rapid growth during 1997 and 1998, significant turnover in key executive positions, significant leverage coupled with an inflexible capital structure and changes in the retail environment, the Company's financial performance deteriorated significantly during 1999 and 2000. Because of the Company's rapidly deteriorating financial performance, the Company's suppliers significantly curtailed merchandise shipments to the Company during the spring of 2000, thereby further exacerbating the Company's financial difficulties. In order to address these financial and operational issues, the Company filed for bankruptcy on June 1, 2000 (the "Petition Date"). On August 24, 2001, pursuant to an approved Plan of Reorganization (the "Plan") the Company emerged from the bankruptcy proceedings. On December 31, 2002, the Bankruptcy Court entered a Final Decree which closed the bankruptcy proceedings.

Operations

Recent Events. During 2003, the Company made the strategic decision to sell its private label credit card portfolio. On September 12, 2003, the Company sold its portfolio of private label credit card accounts, as well as other assets related to its private label credit card program, to World Financial Network National Bank (the "Bank") and ADS Alliance Data Systems, Inc. ("ADS"), subsidiaries of Alliance Data Systems Corporation ("Alliance Data"), and realized net proceeds of approximately $172.0 million, which included prepaid marketing funds. This transaction allowed the Company to eliminate the distractions associated with managing and financing its own credit card operations, while at the same time still being able to build and strengthen the important relationship that it has with its private label credit card customers.

On November 4, 2003, the Company redeployed the proceeds from the sale of its private label credit card portfolio and acquired Peebles Inc. ("Peebles"), a privately held, similarly focused retail company headquartered in South Hill, Virginia (the "Acquisition"), which then operated 136 stores in 17 Mid-Atlantic, Southeastern and Midwestern states under the Peebles name. The Acquisition was made pursuant to an Agreement and Plan of Merger dated as of October 7, 2003, and a First Amendment to Agreement and Plan of Merger dated November 3, 2003, with PHC Retail Holding Company, the parent of Peebles Inc. The purchase price for Peebles Inc. was $174.6 million, including acquisition costs and net of cash acquired and debt assumed. The Acquisition has been accounted for under the purchase method of accounting, and accordingly, the results of operations of Peebles have been included in the Company's consolidated financial statements from the date of acquisition. In order to maximize the potential of the Acquisition, the Company has maintained the highly recognizable Peebles name on the stores, and key members of Peebles' management team are continuing in their present capacities in South Hill. With the addition of Peebles, the Company believes that it has strengthened its position as one of the leading retailers of branded family apparel in small town America. The Company further believes that the Acquisition creates new opportunities for unit growth and geographical expansion and improves its competitive position.

Current Trend of Business and Risk Factors. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operation" for a discussion of current trends in the Company's business. Also see "Risk Factors" below for a description of the risks, which could have a material and adverse effect on the Company's business and financial results.

Stores. As of January 31, 2004, the Company operated 518 stores located in 27 states. The Company operates under the Stage, Bealls and Palais Royal names throughout the South Central states, and under the Peebles name throughout the Mid-Atlantic, Southeastern and Midwestern states. Although the Company's stores may be operated under any one of its four names, depending on the geographical market, the Company operates the vast majority of its stores under one concept and one strategy. Utilizing a ten mile radius from each store, approximately 57% of the Company's stores are located in small towns and communities with populations below 50,000 people, while an additional 23% of the Company's stores are located in mid-sized communities with populations between 50,000 and 150,000 people. The remaining 20% of the Company's stores are located in metropolitan areas, such as Houston and San Antonio, Texas.

In targeting small and mid-size markets, the Company has developed a store format, ranging in size from 10,000 to 57,000 selling square feet, which is generally smaller than typical department stores yet large enough to offer a well edited, but broad selection of merchandise. With an average size store of approximately 19,100 selling square feet, approximately 75% of the Company's stores are located in strip shopping centers in which they are typically one of the anchor stores. In addition, 20% of the Company's stores are located in local or regional shopping malls, while the remaining 5% are located in either free standing or downtown buildings. The Company attempts to locate its stores by, or in the vicinity of, other tenants that it believes will help attract additional foot traffic to the area, such as grocery stores, drug stores or major discount stores such as Wal-Mart.

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

Expansion Strategy. During 2003, in addition to the Peebles acquisition which added 136 stores, the Company opened 34 new stores, with 17 of the stores opening in Texas and the 17 remaining stores opening in Louisiana (7), Pennsylvania (3), Arizona (2), Indiana (1), Maryland (1), Missouri (1), New Mexico (1) and West Virginia (1). During 2004, the Company currently anticipates opening 15 to 20 new stores. The actual number of stores opened will be dependent upon the availability of suitable locations and current business conditions. The cornerstone of the Company's growth strategy continues to be to identify locations in small and mid-size markets that meet its demographic, competitive and profitability criteria. The Company believes that the long-term potential of its smaller markets is positive and wants to be well positioned in these markets with locations that are convenient to its customers.

Renovation and Remodeling. In addition to opening new stores, the Company has continued to invest in the renovation and remodeling of its existing store locations to keep them looking fresh and up-to-date. The Company believes that this enhances its customers' shopping experience and helps maintain and improve its market share in those market areas. Store renovation projects can range from updating and improving in-store lighting, fixtures, wall merchandising and signage, to more extensive remodeling and expansion projects. During 2003, the Company completed the remodeling of 17 stores and expects to complete the remodeling of between 16 and 18 stores during fiscal 2004.

Store Operations. For span-of-control purposes, the Company's stores are divided into distinct regions and districts. There are currently 6 regions. Within these 6 regions, there are currently a total of 36 districts. The number of stores that each District Manager oversees depends on their proximity to each other and generally varies from a low of 12 stores to a high of 16 stores. Each store is managed by a team consisting of a Manager and a number of Assistant Managers, which is dependent on the size of the store. The selling floor staff within each store consists of both full-time and part-time associates, with temporary associates added during peak selling seasons. The Company believes that this structure provides an appropriate level of oversight, management and operational control over its store operations.

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

Competitive Advantages. As a result of its small and mid-size market focus, the Company generally faces less competition for brand name apparel because consumers in these markets typically are able to shop for branded merchandise only in regional malls, which are typically located more than 30 miles away. In those small and mid-size markets where the Company does compete for brand name apparel sales, competition generally comes from local retailers, small regional chains and to a lesser extent, national department stores. The Company believes it has a competitive advantage over local retailers and small regional chains due to its: (i) broader selection of brand name merchandise, (ii) distinctive retail concept, (iii) economies of scale, (iv) strong vendor relationships and (v) private label credit card program. The Company also believes it has a competitive advantage in small and mid-size markets over national department stores due to its experience with smaller markets. In addition, due to minimal merchandise overlap, the Company generally does not directly compete for branded apparel sales with national discounters such as Wal-Mart. In the highly competitive metropolitan markets in which it operates, the Company competes against other national department store chains, which similarly offer moderately priced, brand name and private label merchandise. As a way of differentiating itself from the competition in these larger markets, the Company offers consumers a high level of customer service in convenient locations. In addition, over the years, the Company has endeavored to nurture customer loyalty and foster name recognition.

Merchandising Strategy. The Company's merchandising strategy focuses on matching merchandise assortments and offerings with customers' aspirations for fashionable, quality brand name apparel in order to maximize sales and earnings potential. Further, care is given to avoid duplication and to ensure in-stock position on size and color in all merchandise selections. The Company offers a well edited selection of moderately priced, branded merchandise within merchandise categories, such as women's, men's and children's apparel, as well as accessories, cosmetics and footwear. The merchandise selection ranges from basics, including denim, underwear and foundations, to more upscale and fashionable clothing offerings. Merchandise mix may also vary from store to store to accommodate differing demographic factors. Over 90% of sales consist of nationally recognized brands such as Tommy Hilfiger, Liz Claiborne, Levi Strauss, Calvin Klein, Chaps/Ralph Lauren, Polo Jeanswear, Estee Lauder, Clinique, Elizabeth Arden, Nautica, K Swiss, Nike, Reebok and New Balance, with the top 100 vendors currently accounting for approximately 58% of annual sales. No single vendor accounted for more than 5% of the Company's 2003 retail purchases. The Company's portfolio includes fifteen private label brands, which are developed and sourced primarily through its membership in Associated Merchandising Corporation and Li-Fung cooperative buying services. The Company's private label brands offer quality merchandise at excellent value. The Company's merchandising activities are conducted from its corporate headquarters in Houston, Texas for its Bealls, Palais Royal and Stage locations, and from its South Hill, Virginia office for its Peebles locations.

The following tables set forth the distribution of net sales between the Company's various merchandise categories for the periods indicated:

	Fiscal Year
Department	2003	2002

Men's/Young Men's	19%	20%
Misses Sportswear	16	16
Children's	13	13
Footwear	12	12
Junior Sportswear	9	10
Accessories	7	7
Cosmetics	6	5
Dresses	5	5
Special Sizes	4	4
Intimate	4	4
Home & Gifts	3	2
Outerwear, Swimwear and Other	2	2
	100%	100%

Marketing Strategy. The Company's primary target customers are women between the ages of 25 and 59 with annual household incomes of over $25,000 who are the decision makers for family clothing purchases. The Company's broad based marketing strategy is designed to establish brand loyalty, convenience and promotional positioning. The Company uses a multi-media advertising approach, including newspapers, direct mail, radio and television, to position its stores as the local destination for basic, as well as fashionable, moderately priced brand name merchandise. In addition, the Company promotes its private label credit card and attempts to create strong customer loyalty through continuous one-on-one communication with its core private label credit card holders. The Company's best customers (i.e. frequent private label credit card users) are recognized and rewarded through its VIP credit card program (which will be introduced at its Peebles stores during 2004), as discussed below, that creates greater customer retention and promotes increased purchasing activity. To complement its marketing efforts, the Company supports local store involvement in the communities that they serve by encouraging store managers and associates to partner with local organizations and to participate in community activities.

Private Label Credit Card. The Company considers its private label credit card program to be an important component of its retailing concept because it (i) enhances customer loyalty, (ii) allows the Company to identify and regularly contact its best customers and (iii) creates a comprehensive database that enables the Company to implement detailed, segmented marketing and merchandising strategies for each store. Frequent credit card users, through the Company's VIP credit card program, enjoy an increasing array of benefits. The Company's most active charge customers are awarded a bronze, silver or gold VIP card based on their level of annual purchases. Depending on their level, holders of these cards receive such benefits as discounted or free gift-wrapping, special promotional discounts and invitations to private "VIP Only" sales. In addition, new holders of the Company's credit card receive a 10% discount the first time they use their new card. The Company believes that holders of the Company's credit card tend to buy more merchandise from the Company than those customers who do not have a Company credit card. To encourage associates to focus on getting customers to open new Company credit card accounts, the Company provides increasing incentive award payments based on the number of new charge accounts activated. In addition, top performers become eligible for additional year-end bonuses. The penetration rate for the Company's private label credit card was approximately 39% (which includes Peebles in the fourth quarter) and 43% of net sales in 2003 and 2002, respectively. Historically, the penetration rate for the Peebles private label credit card portfolio has been 27%. Beginning in 2004, the Company will introduce similar marketing programs to the Peebles credit card program.

On September 12, 2003, the Company sold its portfolio of private label credit card accounts, as well as other assets related to its private label credit card program, to the Bank and to ADS. Under the terms of a 10-year program agreement, the Bank is responsible for establishing credit policies, extending credit, issuing and activating credit cards to new accounts and authorizing credit purchases, as well as providing customer care, billing and remittance services.

With the acquisition of Peebles, the Company also assumed ownership of Peebles' private label credit card portfolio. The portfolio was subsequently sold on March 5, 2004 to the Bank with the Company receiving net proceeds of $34.8 million.

The Company's private label credit card programs will continue to be marketed to its customers and to its existing private label cardholders, encouraging customers to use their Company credit cards for merchandise purchases at its Bealls, Palais Royal, Peebles and Stage retail locations.

Merchandise Distribution. The Company currently distributes all merchandise to its stores through its three distribution centers, which are located in Jacksonville, Texas, South Hill, Virginia and Knoxville, Tennessee. The Company's Jacksonville distribution center has 435,000 square feet of processing area and services stores in 13 South Central states. The Company's South Hill distribution center has 162,240 square feet of processing area and services stores in ten Mid-Atlantic states. The Company's Knoxville distribution center has 103,450 square feet of processing area and services stores in ten Southeastern and Midwestern states. The Jacksonville facility is equipped with highly automated merchandise handling equipment that facilitates efficient distribution of merchandise to the Company's stores and provides for cross docking of prepackaged and preticketed merchandise by store. The South Hill and Knoxville facilities also feature modern merchandise handling equipment and are located close to major interstates. As noted below, the Company expects to make investments in its distribution centers in 2004.

Incoming merchandise received at the distribution centers is inspected for quality control. The Company has formal guidelines for vendors with respect to shipping, receiving and invoicing for merchandise. Vendors that do not comply with the guidelines are charged specified fees depending upon the degree of non-compliance. These fees are intended to be a deterrent to non-compliance, as well as to offset higher costs associated with the processing of such merchandise.

The Company utilizes a third party contract carrier to deliver merchandise out of its Jacksonville facility, while the Company delivers merchandise from its Knoxville and South Hill facilities via its own fleet of trucks.

Information Systems. The Company supports its retail concept by using multiple, highly integrated systems in areas such as merchandising, store operations, distribution, sales promotion, personnel management, store design and accounting.

The Company's core merchandising systems assist in planning, ordering, allocating and replenishing merchandise assortments for each store, based on specific characteristics and recent sales trends. The price change management system allows the Company to identify and mark down slow moving merchandise or identify items to transfer to stores selling those items more rapidly. The replenishment/fulfillment system allows the Company to maintain planned levels of in-stock positions in basic items such as jeans and underwear. In addition, a fully integrated warehouse management system is in place in the Jacksonville distribution center.

The Company utilizes state-of-the-art point-of-sale systems with bar code scanning, electronic credit authorization, instant credit and gift card processing in its stores. These systems also allow the Company to capture customer specific sales data for use in its merchandising, marketing and loss prevention systems, while quickly servicing its customers. The Company also utilizes an automated store personnel scheduling system that analyzes historical sales trends to schedule sales staff to match customer traffic patterns, thereby minimizing store labor costs.

During 2004, the Company plans to invest approximately $10.0 million on information system projects, including such things as new planning and allocation software and upgraded human resources and financial systems, as well as other systems enhancements and upgrades. The Company also expects to make investments in its distribution centers to support future store growth in the Mid-Atlantic, Southeastern and Midwestern region markets.

Employees. At January 31, 2004, the Company employed a total of 12,756 full and part-time employees at all of its locations, of which 1,590 were salaried and 11,166 were hourly. The Company's two administrative offices employed 524 salaried and 123 hourly employees. In its distribution centers, the Company employed 41 salaried and 607 hourly employees. In its stores, the Company employed 1,025 salaried and 10,436 hourly employees. Those totals will vary during the year as the Company traditionally hires additional employees, and increases the hours of part-time employees, during peak seasonal selling periods. There are no collective bargaining agreements in effect with respect to any of the Company's employees. The Company believes that its relationship with its employees is good.

Seasonality. The Company's business is seasonal and sales traditionally are lower during the first three quarters of the fiscal year (February through October) and higher during the last quarter of the fiscal year (November through January). The fourth quarter usually accounts for about 30% of the Company's annual sales, with the other quarters accounting for approximately 22% to 24% each. Working capital requirements fluctuate during the year as well and generally reach their highest levels during the third and fourth quarters.

Trademarks. The Company regards its trademarks and their protection as important to its success. In addition to the Bealls, Palais Royal, Peebles and Stage trademarks, the United States Patent and Trademark Office (the "USPTO") has issued federal registrations to the Company for the following trademarks:  Cape Classic, Cape Classic LTD, Casual Options, Graphite, Hannah, Harmony Grove, Hidden Fantasies, Meherrin River Outfitters, Private Expressions, Signature Studio, Sun River Clothing Co., and Whispers. The Company has also filed applications with the USPTO seeking federal registrations for the following trademarks: Sun River Footwear, Rebecca Malone and Specialty Kids.

Risk Factors

The Company faces the risk of a highly competitive retail apparel industry, which may result in the loss of customers, increased spending on marketing and advertising and reduced revenues. The retail apparel business is highly competitive. Although competition varies widely from market to market, the Company faces the risk of increased competition, particularly in its more highly populated markets from national, regional and local department and specialty stores. Some of the Company's competitors are considerably larger than the Company and have substantially greater financial and other resources. Although the Company offers brand labels not available at certain other retailers, including regional and national department stores, there can be no assurance that existing or new competitors will not carry similar branded merchandise in the future, which could have a material and adverse effect on the Company's business and financial condition.

An economic downturn, decline in consumer confidence or unusual weather patterns could negatively impact the Company's business and financial condition. A substantial portion of the Company's operations is located in the South Central and Mid-Atlantic United States. In addition, many of the Company's stores are situated in small towns and rural environments that are substantially dependent upon the local economy. The retail apparel business is dependent upon the level of consumer spending, which may be adversely affected by an economic downturn or a decline in consumer confidence. An economic downturn or decline in consumer confidence, particularly in the South Central and Mid-Atlantic United States and any state (such as Texas or Louisiana) from which the Company derives a significant portion of its net sales, could have a material and adverse effect on the Company's business and financial condition, including affecting demand for the Company's products.

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

The Company's business is seasonal and sales traditionally are lower during the first three fiscal quarters of the year (February through October) and higher during the fourth fiscal quarter (November through January). In addition, working capital requirements fluctuate throughout the year, increasing substantially in October and November in anticipation of the holiday season due to requirements for significantly higher inventory levels. Any substantial decrease in sales for the last three months of the year could have a material and adverse effect on the Company's business and financial condition.

The Company's business depends, in part, on normal weather patterns across its markets. Any unusual weather patterns in the Company's markets can have a material and adverse impact on the Company's business and financial condition.

War, acts of terrorism and natural disasters may create uncertainty and may result in reduced revenues. The Company cannot predict, with any degree of certainty, what effect, if any, war, acts of terrorism and natural disasters, if any, will have on the Company, its operations, the other risk factors discussed herein and the forward-looking statements made by the Company in this Annual Report on Form 10-K. However, the consequences of these events could have a material and adverse effect on the Company's business and financial condition.

Government laws and regulations could adversely impact the Company's business and financial condition. The Company, like other businesses, is subject to various federal, state and local government laws and regulations including, but not limited to, tax laws, which may be changed from time to time in response to economic or political conditions. The Company's operating subsidiary is a Texas limited partnership. The state of Texas has considered a proposal to tax limited partnerships. If such a proposal was enacted, this would increase the Company's effective tax rate. The Company cannot predict whether existing laws or regulations, as currently interpreted or as reinterpreted in the future, or future laws and regulations, could materially and adversely affect the results of its operations and financial condition.

The elimination of the import tariffs and quotas on apparel garments under the General Agreement on Tariffs and Trade for members of the World Trade Organization, which are scheduled to expire in 2005, could potentially negatively impact the retail pricing and sales of the Company.

The loss of the services of the Company's key personnel could have a material and adverse effect on the Company's business and financial results. The success of the Company depends largely on its executive management team, including the Company's Chief Executive Officer and President, Jim Scarborough. Although the Company has entered into employment agreements with certain of its executive officers, it is possible that members of executive management may leave the Company, and such departures could have a material and adverse effect on the Company's business and financial condition.

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

If the Company is not able to obtain merchandise product on normal trade terms, its business and financial condition could be adversely impacted. The Company is highly dependent on obtaining merchandise product on normal trade terms. If the Company does not meet its performance objectives, the Company's key vendors and factors may become more restrictive in granting trade credit by either reducing the Company's credit lines or shortening payment terms. The tightening of credit from the vendor or factor community could have a material adverse impact on the Company's business and financial condition.

A catastrophic event affecting any of the Company's buying, distribution, or other corporate operations could adversely impact the use of those facilities and could result in reduced revenues and loss of customers. The Company's buying, distribution and other corporate operations are in highly centralized locations. The Company's operations could be materially and adversely affected if a catastrophic event (such as, but not limited to, fire, hurricanes or floods) impacts the use of these facilities. There can be no assurances that the Company would be successful in obtaining alternative servicing facilities in a timely manner if such a catastrophic event should occur.

Covenants in the Company's Revolving Credit Facility agreement may impose operating restrictions, impede or adversely affect the Company's ability to pay dividends or repurchase common shares and raise capital through the sale of stock and other securities. The Company's Revolving Credit Facility agreement contains covenants which, among other things, restrict (i) the amount of additional debt or capital lease obligations, (ii) the amount of capital expenditures, payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions. In addition, any material or adverse developments affecting the business of the Company could significantly limit its ability to meet its obligations as they become due or to comply with the various covenant requirements contained in the Company's Revolving Credit Facility agreement.

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

A work slowdown, stoppage or other disruption by employees of carriers, shippers and other providers of merchandise transportation services could have a material adverse effect on the Company's business and financial condition. The Company's vendors rely on shippers, carriers and other providers of merchandise transportation services (collectively "Transportation Providers") to deliver merchandise from their manufacturers, both in the United States and abroad, to the vendors' distribution centers in the United States. The Company's vendors and the Company also rely on Transportation Providers to transport merchandise from the vendors' distribution centers to the Company's distribution centers. The Company also relies on Transportation Providers to transport merchandise from its Jacksonville, Texas distribution center to the majority of its stores. However, if work slowdowns, stoppages or other disruptions affect the transportation of merchandise between the vendors and their manufacturers, especially those manufacturers outside the United States, or between the vendors and the Company, the Company's business and financial condition could be adversely affected.

Any devaluation of the Mexican peso, or imposition of restrictions on the access of citizens of Mexico to the Company's stores, could adversely impact the Company's business and financial condition. Approximately 6% of the Company's stores are located in cities that either border Mexico or that the Company considers to be in close proximity to Mexico. The Company estimates that approximately 9% of its revenues are derived from those stores. While purchases in those stores are made in United States dollars, a devaluation of the Mexican peso could negatively affect the exchange rate between the peso and the dollar, which would result in reduced purchasing power on the part of the Company's customers who are citizens of Mexico. In that event, revenues attributable to those stores could be reduced. In addition, due to global uncertainties, including threats or acts of terrorism, it is possible that tighter restrictions may be imposed by the Federal government on the ability of citizens of Mexico to cross the border into the United States. In that case, revenues attributable to the Company's stores regularly frequented by citizens of Mexico could be reduced.

ITEM 2. PROPERTIES

The Company's corporate headquarters are located in a leased 130,000 square foot building in Houston, Texas, while it owns the 28,000 square foot Peebles office building located in South Hill, Virginia. The Company also owns its distribution centers in Jacksonville, Texas, and South Hill, Virginia, while it leases its distribution center in Knoxville, Tennessee.

At January 31, 2004, the Company operated 518 stores, located in 27 states, as follows:

Number of
State	Stores
Alabama	9
Arizona	3
Arkansas	16
Colorado	1
Delaware	3
Florida	2
Illinois	2
Indiana	3
Iowa	1
Kansas	5
Kentucky	11
Louisiana	48
Maryland	8
Mississippi	10
Missouri	12
New Jersey	3
New Mexico	19
New York	4
North Carolina	13
Ohio	15
Oklahoma	41
Pennsylvania	9
South Carolina	5
Tennessee	13
Texas	221
Virginia	34
West Virginia	7
Total	518
Stores range in size from 10,000 to 57,000 selling square feet, with the average being approximately 19,100 selling square feet. The Company's stores are primarily located in strip shopping centers. All store locations are leased except for two Bealls stores, one Stage store and one Peebles store, aggregating to approximately 125,600 selling square feet, which are owned. The owned Bealls stores are located in Jacksonville and Lubbock, Texas. The owned Stage store is located in Lake Charles, Louisiana. The owned Peebles store is located in Lawrenceville, Virginia. The majority of leases provide for a base rent plus payments for expenses incurred by the landlord, such as common area maintenance and insurance.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of their business. Management does not believe that any pending litigation matters, either individually or in the aggregate, are material to the financial position, results of operations or cash flows of the Company or its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended January 31, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The principal market for the Company's common stock is the NASDAQ National Market, where it trades under the symbol "STGS". The following table sets forth the high and low sales prices per share of the Company's common stock for each quarter in 2003 and 2002 as reported on the NASDAQ National Market.

	Common Stock Market Price
2003	High	Low
First Quarter	$23.39	$17.02
Second Quarter	26.59	19.84
Third Quarter	30.78	24.52
Fourth Quarter	34.08	26.14

2002
First Quarter	$33.50	$24.65
Second Quarter	36.14	23.85
Third Quarter	25.13	16.81
Fourth Quarter	28.14	17.58
Holders

As of April 7, 2004, which is the record date for the determination of shareholders entitled to vote at the Company's 2004 Annual Meeting of Shareholders, there were 486 holders of record of the Company's common stock.

Dividends

The Company has never declared or paid a cash dividend on its common stock and does not expect to pay cash dividends in the foreseeable future. The Company presently anticipates that earnings will be retained for investment in, and growth of, the Company's business, to service seasonal indebtedness and to fund the Company's Stock Repurchase Program. The declaration and payment of dividends by the Company are subject to the discretion of the Board of Directors (the "Board"). Any future determination to pay dividends will depend on the Company's results of operations, financial condition, meeting certain criteria under its Revolving Credit Facility (as defined in Liquidity and Capital Resources) and other factors deemed relevant by the Board.

Stock Repurchase Program

On October 1, 2003, the Board approved a Stock Repurchase Program authorizing the Company to buy, from time to time, up to $50.0 million of its common stock. Additional amounts of its outstanding common stock may also be repurchased using the proceeds that the Company receives from the exercise of options under its 2001 Equity Incentive Plan, including the tax benefits that will accrue to the Company from the exercise of these options. During 2003, the Company repurchased 245,200 shares of its common stock at a cost of approximately $7.7 million. At January 31, 2004, $54.3 million was available to the Company for the stock repurchase, of which $12.0 million is from stock option exercises. Including 1,169,608 shares of its common stock that the Company repurchased during 2002 under its previous $25.0 million Stock Repurchase Program, the Company has repurchased a total of 1,414,808 shares of its common stock through January 31, 2004.

ITEM 6. SELECTED FINANCIAL DATA

The following sets forth selected consolidated financial data for the periods indicated. The selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements included herein. All amounts are stated in thousands, except for per share data and number of stores.

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

	Predecessor Company						Reorganized Company
	Fiscal Year							Fiscal Year
					Thirty		Twenty-Two
					Weeks Ended		Weeks Ended
					September 1,		February 2,
	1999		2000 (1)		2001		2002	2002	2003 (2)
Statement of operations data:
Net sales	$1,121,567		$ 952,274	(1)	$ 461,642		$ 393,933	$ 875,557	$ 972,212
Cost of sales and related buying,
occupancy and distribution expenses	897,117	(3)	714,192		320,554		276,140	610,365	692,605
Gross profit	224,450		238,082		141,088		117,793	265,192	279,607
Selling, general and administrative expenses	388,565	(4)	246,206		105,578		82,332	176,202	200,713
Store opening costs	749		-		-		56	869	2,022
Reorganization expense and store closure costs	44,237	(5)	114,236	(6)	23,141	(6)	-	-	-
Fresh-start adjustments	-		-		35,249	(7)	-	-	-
Gain on debt discharge	-		-		(265,978)	(7)	-	-	-
Interest, net	48,634		39,807	(8)	10,651	(8)	581	1,777	2,446
Gain on sale of private label
credit card portfolio, net	-		-		-		-	-	(12,218)
Income (loss) before income tax
and cumulative effect of change
in accounting principle	(257,735)		(162,167)		232,447		34,824	86,344	86,644
Income tax expense	20,217	(9)	48		15		12,890	31,947	31,625
Income (loss) before cumulative effect of
change in accounting principle	(277,952)		(162,215)		232,432		21,934	54,397	55,019
Cumulative effect of change in accounting
principle, net of tax - reporting costs
of start-up activities	(3,938)		-		-		-	-	-
Net income (loss)	$ (281,890)		$ (162,215)		$ 232,432		$ 21,934	$ 54,397	$ 55,019
Basic earnings (loss) per common share
before cumulative effect of change
in accounting principle	$ (9.92)		$ (5.77)		$ 8.27		$ 1.10	$ 2.78	$ 2.90
Basic earning (loss) per common share	$ (10.06)		$ (5.77)		$ 8.27		$ 1.10	$ 2.78	$ 2.90
Basic weighted average common shares
outstanding	28,028		28,096		28,096		19,973	19,550	19,003
Diluted earnings (loss) per common share
before cumulative effect of change
in accounting principle	$ (9.92)		$ (5.77)		$ 8.27		$ 1.09	$ 2.60	$ 2.73
Diluted earnings (loss) per common share	$ (10.06)		$ (5.77)		$ 8.27		$ 1.09	$ 2.60	$ 2.73
Diluted weighted average common shares
outstanding	28,028		28,096		28,096		20,094	20,959	20,184

Margin and other data:
Gross profit margin	20.0%		25.0%		30.6%		29.9%	30.3%	28.8%
Selling, general and administrative expense rate	34.6%		25.9%		22.9%		20.9%	20.1%	20.6%
Capital expenditures	$ 22,037		$ 5,390		$ 6,318		$ 15,287	$ 43,972	$ 35,444
Stock repurchases	$ -		$ -		$ -		$ -	$ 25,461	$ 7,666

Store data:
Comparable store sales growth (10)	(7.0%)		(7.2%)	(1)	18.4%		12.2%	1.6%	(4.1%)
Store openings	10		1		-		3	14	170	(11)
Store closings	41		301	(12)	6		3	2	6
Number of stores open at end of period	648		348		342		342	354	518
Total selling area square footage at end of
period	10,290		5,979		5,879		5,869	6,079	9,914

	Predecessor Company						Reorganized Company
					September 1,		February 2,	February 1,	January 31,
	1999		2000	(2)	2001		2002	2003	2004
Balance sheet data (at end of period)
Working capital	$ (268,606)	(13)	$ 200,049		$ 208,409		$ 238,216	$ 273,486	$ 230,557
Total assets	554,687		665,999		421,101		459,719	532,769	659,247
Long-term debt	-	(13)	-		873		873	882	11,623
Pre-petition liabilities subject to compromise	-		574,968	(14)	-		-	-	-
Stockholders' equity (deficit)	(74,967)		(240,487)		300,000		340,224	412,117	473,074

__________________________

(1) 2000 includes 53 weeks. Comparable store sales growth for 2000 has been determined based on a comparable 53-week period.

(2) Includes the results of the Acquisition. The financial results of Peebles have been included in the Company's consolidated financial statements from November 2, 2003, the effective date of the Acquisition for accounting purposes.

(3) Includes $69.3 million of unusual charges related to store closings, lower of cost or market reserves for seasonal inventory and last-in-first-out inventory reserves.

(4) Includes $115.9 million of unusual charges related to the write down of long-lived assets, including goodwill, and certain other charges.

                           (5) Represents costs associated with the Company's 1999 store closure program.

(6) Represents the net expense resulting from the Bankruptcy Proceedings and subsequent reorganization efforts.

(7) With the change in ownership resulting from the Plan, the Company adopted fresh-start reporting in accordance with the recommended accounting principles for entities emerging from Chapter 11 set forth in the American Institute of Certified Public Accountants SOP 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". The adjustments to reflect the consummation of the Plan, including the gain on discharge of pre-petition liabilities and the adjustment to record assets and liabilities at their fair values, are reflected in the accompanying consolidated financial data for the period ended September 1, 2001.

(8) For fiscal 2000, this represents interest on pre-petition debt plus interest on the debtor-in-possession credit facility (the "DIP Facility") after the Petition Date. For the thirty weeks ended September 1, 2001, this represents interest on the DIP Facility. The Company ceased accruing interest expense on pre-petition debt after the Petition Date. In addition, $7.5 million of interest expense related to the previously existing accounts receivable securitization program was charged to selling, general and administrative expense in fiscal 2000.

(9) Includes an $89.5 million valuation allowance provided for certain deferred tax assets.

(10) Comparable store sales growth is based on sales growth for those stores which have been opened at least 14 months prior to the reporting period. These results do not include comparable store performance of stores acquired in the Acquisition prior to the date of the Acquisition. See Item 7 - "2003 Compared to 2002" for pro forma comparable sales for 2002 and 2003 including stores acquired in the Acquisition.

(11) Includes 136 stores acquired in the Acquisition.

(12) Includes 108 stores that were in the process of being closed. These stores were closed by the end of the first quarter of 2001. Revenues and expenses associated with liquidation sales in closing stores subsequent to the Petition Date are included in reorganization expense and store closure costs.

(13) As a result of the Company being in default under its various pre-petition debt agreements, all of the Company's long-term debt at January 29, 2000 was classified as current.

(14) Substantially all of the Company's pre-petition liabilities were subject to compromise under reorganization proceedings. For financial reporting purposes subsequent to the Petition Date, those liabilities and obligations were segregated and reclassified as liabilities subject to compromise under reorganization proceedings on the Consolidated Balance Sheet.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995.

Certain statements in this Form 10-K contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the ability of the Company and its subsidiaries to maintain normal trade terms with vendors, the ability of the Company and its subsidiaries to comply with the various covenant requirements contained in the Company's Revolving Credit Facility (as defined below), the demand for apparel and other factors. The demand for apparel and sales volume can be affected by an economic downturn, a decline in consumer confidence, unusual weather patterns, an increase in the level of competition in the Company's market areas, competitors' marketing strategies, changes in fashion trends, changes in the average cost of merchandise purchased for resale, the availability of product on normal payment terms and the failure to achieve the expected results of the Company's merchandising and marketing plans as well as its store opening plans. The occurrence of any of the above could have a material and adverse impact on the Company's operating results. Most of these factors are difficult to predict accurately and are generally beyond the Company's control. Readers should consider the areas of risk described in connection with any forward-looking statements that may be made in this Form 10-K. Readers should carefully review this Form 10-K in its entirety, including but not limited to the Company's financial statements and the notes thereto and the risks described in Item 1 - "Risk Factors". Except for the Company's ongoing obligations to disclose material information under the Federal securities laws, the Company undertakes no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements included elsewhere herein.

Current Operations

Fiscal year 2003, for the most part, was a challenging year for the Company. It was a year marked throughout much of the period by a weak economic and retail environment, which resulted in soft consumer demand and highly promotional market conditions. These circumstances had a negative impact on the Company's comparable store sales during the first ten months of the year, as comparable stores sales during this period declined by 6.0%, which included the contribution of Peebles' stores from the date of acquisition in November of 2003. However, with the economy and consumer confidence improving towards the end of 2003, the Company's business strengthened, and it achieved comparable store sales increases of 1.2% and 2.1% for the December 2003 and January 2004 reporting periods, respectively.

During 2003, the Company made the strategic decision to sell its private label credit card portfolio. On September 12, 2003, the Company sold its portfolio of private label credit card accounts, as well as other assets related to its private label credit card program, to World Financial Network National Bank ("the Bank") and ADS Alliance Data Systems, Inc. ("ADS"), subsidiaries of Alliance Data Systems Corporation ("Alliance Data"), and realized net proceeds of approximately $172.0 million, which included prepaid marketing funds.

On November 4, 2003, the Company redeployed the proceeds from the sale of its private label credit card portfolio and acquired Peebles, a privately held, similarly focused retail company headquartered in South Hill, Virginia (the "Acquisition"), which then operated 136 stores in 17 Mid-Atlantic, Southeastern and Midwestern states under the Peebles name. The Acquisition was made pursuant to an Agreement and Plan of Merger, dated as of October 7, 2003, and a First Amendment to Agreement and Plan of Merger dated November 3, 2003, with PHC Retail Holding Company, the parent of Peebles Inc. The purchase price for Peebles Inc. was $174.6 million, including acquisition costs and net of cash acquired and debt assumed. The Acquisition has been accounted for under the purchase method of accounting, and accordingly, the results of operations of Peebles have been included in the Company's consolidated financial statements from the date of acquisition. In order to maximize the potential of the Acquisition, the Company has maintained the highly recognizable Peebles name on the stores, and key members of Peebles management team are continuing in their present capacity in South Hill. With the addition of Peebles, the Company believes that it has strengthened its position as one of the leading retailers of branded family apparel in small town America. The Company further believes that the Acquisition creates new opportunities for unit growth and geographical expansion and improves its competitive position.

Results of Operations

As a result of fresh-start reporting under SOP 90-7, the financial information for fiscal year 2003, fiscal year 2002, and for the twenty-two weeks ended February 2, 2002 is not comparable to the thirty weeks ended September 1, 2001. However, the Company believes that the impact of the "fresh-start" reporting adjustments, while material, is identifiable, and that combining the twenty-two weeks ended February 2, 2002 with the thirty weeks ended September 1, 2001 operations provides a useful basis for comparison to 2002 and 2003. Therefore, the following discussion assumes the periods in fiscal 2001 are combined.

The following table sets forth the results of operations as a percentage of sales for the periods indicated:

	Fiscal Year
	2003	2002	2001

Net Sales	100.0%	100.0%	100.0%
Cost of sales and related buying,
occupancy and distribution expenses	71.2	69.7	69.7
Gross profit margin	28.8	30.3	30.3
Selling, general and administrative expenses	20.6	20.1	22.0
Store opening costs	0.2	0.1	-
Interest, net	0.3	0.2	1.3
Income before gain on sale of private label credit card portfolio, net, reorganization expense and stores closure costs, fresh-start
adjustments, gain on debt discharge and income tax	7.7	9.9	7.0
Gain on sale of private label credit card portfolio, net	(1.3)	-	-
Reorganization expense and stores closure costs	-	-	2.7
Fresh-start adjustments	-	-	4.1
Gain on debt discharge	-	-	(31.1)
Income before income tax *	8.9	9.9	31.3
Income tax expense	3.3	3.6	1.5
Net income *	5.7%	6.2%	29.7%

* Totals may not foot due to rounding.

2003 Compared to 2002

Sales for 2003 increased 11.0 % to $ 972.2 million from $875.6 million for 2002. Comparable store sales, which are sales in stores that have been open at least 14 months prior to the reporting period, decreased by 4.1% as compared to an increase of 1.6% in the prior year. The increase in total sales as compared to the decrease in comparable store sales primarily reflects the impact of sales from the Peebles stores beginning in the 2003 fourth quarter, as well as the impact of sales from the 28 net new stores opened during 2003, none of which were in the comparable store base during the fiscal year.

Comparable store sales increase (decrease) by quarter are presented below. The "Pro-forma" table reflects the combined results of the acquired Peebles comparable store sales for each period with reported comparable store sales for the periods preceding the Acquisition as if the Acquisition had occurred as of February 2, 2002.

				Pro forma to Reflect
	As Reported			Peebles in Each Period
	2003	2002		2003	2002
1st Quarter	(7.5)%	7.0%	1st Quarter	(6.8)%	8.5%
2nd Quarter	(3.5)	6.5	2nd Quarter	(2.4)	6.8
3rd Quarter	(7.1)	2.9	3rd Quarter	(6.0)	1.1
4th Quarter	(0.6)	(6.8)	4th Quarter	(0.6)	(5.6)
Total Year	(4.1)	1.6	Total Year	(3.7)	1.9

Overall, the Company achieved comparable store sales increases in its shoes and cosmetics departments, while comparable store sales declines occurred in all other departments. Shoes, which accounted for 12% of total sales in 2003, had a 1.8% comparable store sales increase, while cosmetics, which accounted for 6.0% of total sales in 2003 had a 0.2% comparable store sales increase. On a market population basis, the Company experienced its strongest sales performance as compared to the prior year in its smaller markets, while its stores in certain of its larger markets had the weakest performance, primarily due to a higher level of competition in those markets.

In analyzing comparable store sales trends during 2003, the first quarter results were adversely affected by the weak economic and retail environment, unseasonably cool and inclement weather and the dampening effect that the military conflict in Iraq had on consumers. During the second quarter, the economy remained sluggish and the retail environment continued to be weak. Given this environment, the Company maintained lower inventory levels throughout the first half of the year as compared to 2002. The third quarter was negatively impacted by an unseasonably warm October, as well as a lower level of clearance inventory to sell during the quarter as compared to the prior year. The fourth quarter started off weak primarily due to a continuation of unseasonably warm weather, a tough economy and a competitive retail environment. However, business began to improve in the latter part of the fourth quarter such that the Company reported comparable store sales increases of 1.2% and 2.1% for the December 2003 and January 2004 reporting periods, respectively.

During 2003, the Company continued its increased level of marketing and advertising, more aggressively promoting its regular price and clearance products, holding store-wide sales events and increasing the level of markdowns. These actions caused a decrease in the average price of units sold as compared to 2002, affecting both the Company's sales and merchandise margins.

Gross profit increased 5.4% to $279.6 million from $265.2 million for 2002. As a percent of sales, gross profit decreased 1.5% to 28.8% from 30.3% in 2002. The following is a summary of the change from 2002 to 2003 in the detailed components of cost of sales, expressed as a percent of sales by quarter:

	Increase (decrease) of the components of cost of sales
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Full Year
	2003	2003	2003	2003	2003
Merchandise cost of sales	2.6%	1.0%	(1.2)%	(0.4)%	0.8%
Shrink expense	(0.4)	(0.3)	(0.4)	0.5	(0.2)
Occupancy, buying and
distribution expense	1.2	1.2	1.6	0.5	0.9
Total cost of sales, and
related buying, occupancy
and distribution expense	3.4%	1.9%	-%	0.6%	1.5%

Gross margin during 2003 was negatively impacted by the Company's increased promotional efforts to stimulate sales, which resulted in lower maintained margins. As a result of these efforts, merchandise cost of sales, as a rate of sales, was higher in the first two quarters of 2003 as compared to 2002. The gross margin rate improved as compared to 2002 in the third and fourth quarters. Occupancy, buying and distribution expenses as a percent of sales increased due to higher store occupancy costs (rent, insurance, taxes and common area charges), as well as the incremental depreciation associated with the 28 net new stores that opened in 2003.

Selling, general and administrative ("SG&A") expenses for 2003 increased 13.9% to $200.7 million from $176.2 million for 2002. SG&A expenses, as a percent of sales, increased to 20.6% in 2003 from 20.1% in 2002. The increase in SG&A expenses, among other things, was primarily due to the increase in the number of stores in operation in the current year, including Peebles, and the fact that there was less income from the Company's private label credit card program this year as compared to the prior year, as discussed below.

The Company sold its portfolio of private label credit card accounts on September 12, 2003 and realized a gain of $12.2 million which was recognized in the current year's third quarter. SG&A expenses for the current year include the net results of the Company's private label credit card program through the date of sale, including service charge and late fee income, operating expenses incurred by the Company in origination of credit, customer service and collection activities, interest expense on securitization facility borrowings and certain other items (collectively "Net Credit Income"). Net Credit Income was an offset to SG&A expenses of $13.6 million as compared to an offset of $18.9 million in the prior year, which represented a decrease of $5.3 million, or 0.5% of sales. SG&A expenses in 2003, excluding the Net Credit Income offset of $13.6 million, would have been $214.3 million, or 22.0% of sales. For a more detailed breakdown of the components of Net Credit Income, see "Components of Net Credit Income" in Management's Discussion and Analysis in the Company's Form 10-Q for the quarter ended November 1, 2003 and Form 10-K for the fiscal year ended February 1, 2003.

Store opening costs in 2003 of $2.0 million relate to the 34 new stores opened during the year as compared to $0.9 million incurred in 2002 related to the 14 new stores opened during that year.

Net interest expense for 2003 increased to $2.4 million from $1.8 million in 2002. The increase is primarily attributed to the write-off of $0.8 million of unamortized debt issue costs associated with the termination on August 21, 2003, of the Company's former $125.0 million revolving credit facility. The Company's primary source of borrowings is now its new Revolving Credit Facility, as discussed in "Liquidity and Capital Resources". Interest on securitization facility borrowings through September 11, 2003 was a component of Net Credit Income, which is reflected in SG&A expenses.

The Company's effective tax rate in 2003 was 36.5%, resulting in income tax expense of $31.6 million, as compared to income tax expense of $31.9 million in 2002, during which its effective tax rate was 37.0%.

As a result of the foregoing, and including an after tax net gain related to the sale of the Company's private label credit card portfolio of $7.8 million, the Company had net income of $55.0 million for 2003 as compared to $54.4 million for 2002.

2002 Compared to 2001

As will be discussed in greater detail below, while the Company's sales during the first five months of 2002 were meeting and, at times, exceeding internal expectations, that was not the case over the final seven months of the year. During the final seven-month period, growing uncertainty and concern over the economy, geopolitical events, job prospects and the financial markets took a toll on consumers, and drove consumer confidence down to its lowest level in ten years. With consumers' enthusiasm dampened, retail industry sales softened and the competitive environment toughened. The Company's overall results for 2002 reflect its strong start to the year coupled with its efforts over the final seven months to drive sales, keep inventory levels in line with the current pace of business and maintain market share in light of the difficult economic and retail environment. Helping to offset the lower sales and margins recorded during this seven-month period was the positive impact from lower inventory shrink expense, higher income from the Company's credit card program and lower incentive compensation expense.

Sales for 2002 increased 2.3% to $875.6 million from $855.6 million for 2001. Comparable store sales increased 1.6%. The higher rate of increase in total sales as compared to the rate of increase in comparable store sales reflects the impact of sales from the 12 net new stores opened during 2002, none of which were in the comparable store base during the fiscal year.

As reported, comparable store sales increase (decrease) by quarter was as follows:

	2002	2001 *
1st Quarter	7.0%	17.1%
2nd Quarter	6.5	16.6
3rd Quarter	2.9	14.6
4th Quarter	(6.8)	14.2
Total Year	1.6	15.5

* Percentages are on a calendar adjusted basis comparing the 52 week period starting February 4, 2001 and ending February 2, 2002 to the 52 week period starting on February 6, 2000 and ending on February 3, 2001, as fiscal 2000 was a 53 week fiscal year.

Overall, the Company achieved comparable store sales increases in its accessories, children's, dresses, footwear, home & gifts and misses sportswear departments. Home & gifts, which accounted for 2% of total sales in 2002, had a 32.1% comparable store sales increase, which was the highest level percentage increase achieved among all of the Company's categories of business. Comparable store sales declines occurred in men's, young men's, intimates, special sizes, juniors, and cosmetics departments. Geographically, the Company experienced the strongest sales performance as compared to the prior year in smaller and southern tier markets while stores in certain large population markets had the weakest sales performance due to increased competition and economic slowdown in those markets.

In analyzing comparable store sales trends for specific periods within the fiscal year, during the first five months of 2002, driven by strong sales of new spring and summer merchandise, comparable store sales grew by 7.7%. However, the rate of growth in comparable store sales slowed beginning in July, and turned negative in the fourth quarter, leading to a comparable store sales decline during the final seven months of 2.1%. The decline in comparable store sales over the final seven months of 2002 was due to, among other things, (i) a weak economic environment, (ii) low consumer confidence, (iii) a highly competitive retail environment and (iv) uncertainty over geopolitical events. Additionally, the lack of hot, must-have apparel items during the Christmas holiday sales period and the Company's more cautious approach in extending credit during the fourth quarter also contributed to the decline in comparable store sales during the seven-month period.

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
Gross profit as a percent of sales was higher during the first two quarters of the year as margins benefited from, among other things, (i) a higher cumulative mark-up on beginning of year inventory (ii) a higher initial mark-up on new receipts, (iii) reduction in shrink accrual rate from 1.8% of sales in the prior year to 1.6% in the current year and (iv) lower depreciation in the current year due to the basis reduction to recorded property, equipment and leasehold improvements which occurred in the third quarter of the prior year as part of the fresh-start adjustments. With the slowdown in sales which began during the latter part of the second quarter, the Company entered the third quarter with a higher level of seasonal spring and summer inventory than the prior year third quarter. In order to reduce the levels of its seasonal clearance goods, the Company took an aggressive approach in taking markdowns on these goods in an attempt to accelerate the pace of their sales. While the Company was successful in its inventory reduction efforts during the third quarter of 2002, the Company's sales mix during the third quarter of 2002 was comprised of a higher percentage of seasonal clearance merchandise as compared to 2001, which had a negative impact on merchandise margins. Gross margins during the fourth quarter of 2002 were impacted by the Company's increased promotional efforts to stimulate sales during the challenging holiday sales period and the deleveraging effect of lower sales on the occupancy, buying and distribution expense components included in cost of sales. This was offset by the favorable inventory results as shrink expense was $3.0 million lower in the current year fourth quarter compared to the prior year fourth quarter.

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

SG&A expenses also include the net results of the Company's private label credit card program, including service charge and late fee income, operating expenses incurred by the Company in origination of credit, marketing, customer service and collection activities, interest expense on securitization facility borrowings and certain other items (collectively "Net Credit Income"). Net Credit Income was an offset to SG&A expenses of $18.9 million in 2002 as compared to an offset of $8.3 million in 2001. Net Credit Income benefited from an improved portfolio yield related to higher late fee income beginning in the latter part of the third quarter, which was partially offset by an increase in the provision for bad debts. 2001 results also included a charge of $9.0 million to expense for an adjustment to accrete yield on repurchased receivables related to the Bankruptcy Proceedings.

Store opening costs in 2002 of $0.9 million relate to the 14 new stores opened during the year as compared to $0.1 million incurred in 2001 related to the 3 stores opened in October 2001.

The Company incurred $23.1 million of reorganization expense and store closure costs in 2001 primarily related to professional fees paid in connection with the Bankruptcy Proceedings and reorganization efforts.

With the change in ownership resulting from the Plan during 2001, the Company adopted fresh-start reporting in accordance with the recommended accounting principles for entities emerging from Chapter 11 as set forth in the American Institute of Certified Public Accountants SOP 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". The adjustments to reflect the consummation of the Plan, including the gain of $266.0 million on discharge of pre-petition liabilities and the charge to expense related to the adjustment of $35.2 million to record assets and liabilities at their fair values, were reflected in the results of operations of the Predecessor Company for the thirty weeks ended September 1, 2001.

Net interest expense for 2002 decreased 84.2% to $1.8 million from $11.2 million for 2001. The interest expense of $11.2 million recorded in the prior year primarily represents interest on the Company's $450.0 million DIP Facility. Prior to emergence from the Bankruptcy Proceedings, the Company's primary source of funding was the DIP Facility. All interest paid under this facility was charged to interest expense. Since emergence from the Bankruptcy Proceedings and until the accounts receivable portfolio was sold, the Company's primary source of funding was the securitization facility. Interest on securitization facility borrowings is a component of Net Credit Income, which is reflected in SG&A expenses. Interest expense for 2002 is primarily comprised of letters of credit and commitment fees and amortization of debt issue costs on the Company's working capital facility.

The Company's effective tax rate in 2002 was 37.0%, resulting in income tax expense of $31.9 million, as compared to income tax expense of $12.9 million in 2001. Tax expense during 2001 represents income tax on post-emergence earnings at a 37.0% effective tax rate.

As a result of the foregoing, the Company had net income of $54.4 million for 2002 as compared to $254.4 million for 2001, which includes the effect of the gain on debt discharge, fresh-start adjustments and reorganization expense discussed above.

Seasonality and Inflation

Historically, the Company's business is seasonal and sales traditionally are lower during the first three quarters of the fiscal year (February through October) and higher during the last quarter of the fiscal year (November through January). The fourth quarter usually accounts for about 30% of the Company's annual sales, with the other quarters accounting for approximately 22 to 24% each. Working capital requirements fluctuate during the year and generally reach their highest levels during the third and fourth quarters.

The following table shows quarterly information for the Company (in thousands, except per share amounts):

	Fiscal Year 2003
	Q1	Q2	Q3	Q4
Net sales	$ 197,987	$ 207,721	$ 197,949	$ 368,555
Gross profit	62,501	58,324	55,230	103,552
Net income	13,386	9,120	12,907	19,606
Basic earnings per common share	0.71	0.48	0.68	1.02
Diluted earnings per common share	0.69	0.45	0.63	0.94
Basic weighted average shares	18,877	18,905	19,007	19,224
Diluted weighted average shares	19,527	20,048	20,489	20,765

	Fiscal Year 2002
	Q1	Q2	Q3	Q4
Net sales	$ 206,668	$ 207,536	$ 204,420	$ 256,933
Gross profit	72,255	62,233	56,998	73,706
Net income	17,765	10,354	10,215	16,063
Basic earnings per common share	0.89	0.52	0.53	0.85
Diluted earnings per common share	0.82	0.47	0.50	0.81
Basic weighted average shares	19,967	19,955	19,362	18,917
Diluted weighted average shares	21,634	21,852	20,289	19,868

The increase in fourth quarter of fiscal 2003 net sales as a percentage of the total year reflects the impact of the inclusion of $95.9 million of net sales of the acquired Peebles stores commencing at the beginning of the fourth quarter. The sales contribution by quarter is expected to return to historical percentages in 2004. Also included in net income in the third quarter of fiscal 2003 is the gain on sale of receivables, net of tax, of approximately $7.8 million. The Company does not believe that inflation had a material effect on its results of operations during the past three years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

Liquidity and Capital Resources

The Company's liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows, (iii) normal trade credit terms from the vendor and factor community, and (iv) its Revolving Credit Facility. This year's liquidity was impacted by three significant events: the sale of the Company's credit card portfolio in September 2003; the acquisition of Peebles in November 2003 and the new Revolving Credit Facility as discussed below.

On September 12, 2003, the Company sold its portfolio of private label credit card accounts, as well as other assets related to its private label credit card program to the Bank and to ADS. Cash provided from operating activities included net proceeds of approximately $158.2 million from the sale, after paying off the outstanding borrowings under the Company's securitization facility and related transaction costs. The Company also received prepaid marketing funds of $13.3 million, which will be recognized as an offset to marketing expenses pro-rata under a ten-year private label credit card Program Agreement (the "Program Agreement"), and $0.5 million of proceeds for fixtures and equipment related to credit operations. Under terms of the Program Agreement, the Bank is responsible for establishing credit policies, extending credit, issuing and activating credit cards to new accounts and authorizing credit purchases, as well as providing customer care, billing and remittance services. Among other provisions in the Program Agreement, during the initial year, credit sales will be processed at no charge (i.e. discount) to the Company. In future years, so long as the defined net yield of the portfolio remains within a specified range, credit sales will continue to be processed at no charge to the Company. Beginning October 1, 2004, and adjusted quarterly thereafter based on the then trailing twelve month portfolio performance, if the defined net yield is above or below the specified range, the Company will receive a premium or pay a discount equal to 50% of the excess or shortfall of the specified yield range divided by the defined portfolio yield turn rate. The Program Agreement provides for automatic one-year renewal terms at expiration. The Company has the right to purchase accounts existing at termination on terms as specified in the Program Agreement.

On November 4, 2003, the Company acquired Peebles Inc., which then operated 136 stores in 17 Mid-Atlantic, Southeastern and Midwestern states under the Peebles name. The Acquisition was made pursuant to an Agreement and Plan of Merger, dated as of October 7, 2003, and a First Amendment to Agreement and Plan of Merger, dated November 3, 2003, with PHC Retail Holding Company, the parent of Peebles Inc. The purchase price for Peebles Inc. was $174.6 million, including acquisition costs and net of cash acquired and debt assumed. The Acquisition has been accounted for under the purchase method of accounting, and accordingly, the results of operations of Peebles are included in the Company's consolidated financial statements from the date of acquisition, which for accounting purposes was November 2, 2003, the beginning of the Company's fourth quarter.

With the acquisition of Peebles, the Company also acquired Peebles' private label credit card portfolio, which was not securitized. On March 5, 2004, the Company sold this private label credit card portfolio to the Bank. At closing, the Company received consideration of approximately $34.8 million which approximated the amount of account balances outstanding at the time of closing. Under the terms of the Amended and Restated Program Agreement dated March 5, 2004, the Company is obligated to reimburse the Bank up to a total of $3.5 million based on the non-attainment of a defined net portfolio yield performance. Also, under terms of the Amended and Restated Program Agreement, credit sales will be processed at no charge (i.e. discount) to the Company until the average customer's receivable balance reaches a defined level, at which time the determination of the amount of discount or premium will be included in the quarterly calculations previously described above.

On August 21, 2003, the Company entered into a $175.0 million senior secured revolving credit facility (the "Revolving Credit Facility") that matures on August 21, 2008. The Revolving Credit Facility replaced the Company's former $125.0 million senior secured revolving credit facility which was scheduled to mature in August 2004. On November 4, 2003, in conjunction with the Acquisition, the Company increased the Revolving Credit Facility commitment from $175.0 million to $250.0 million. Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the agreement. The daily interest rates under the Revolving Credit Facility are determined by a prime rate or Eurodollar rate plus an applicable margin as set forth in the Revolving Credit Facility agreement. Inventory, accounts receivable, cash and cash equivalents are pledged as collateral under the Revolving Credit Facility. The Revolving Credit Facility supports the Company's outstanding letters of credit requirements, and is also used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes. Excess borrowing availability under the Revolving Credit Facility, net of letters of credit outstanding of $18.9 million, and outstanding borrowings of $10.7 million, was $165.3 million at January 31, 2004.

The Revolving Credit Facility contains covenants which, among other things, restrict (i) the amount of additional debt or capital lease obligations, (ii) the amount of capital expenditures, payment of dividends and repurchase of common stock under certain circumstances, and (iii) related party transactions. The Company continually monitors its liquidity position and compliance with those covenants. At January 31, 2004, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility.

The Company had $312.4 million in cash provided from operating activities in 2003. Net income, plus non-cash expenses such as depreciation, deferred tax, provision for bad debts and amortization of debt issue costs less the gain on the sale of the Stage private label credit card portfolio, provided cash of approximately $99.7 million. Other operating cash flows changes were cash provided of approximately $54.4 million, which included a $37.7 million decrease in accounts receivable and retained interest in receivables sold. The decline in accounts receivable and retained interest is reflective of the seasonal paydown in the portfolio as well as lower sales in the current year as compared to the prior year prior to the sale in September 2003.

During 2002, the Company completed a $25 million Stock Repurchase Program. On October 1, 2003, the Board of Directors authorized a $50 million Stock Repurchase Program. Under the $50.0 million Stock Repurchase Program, the Company may repurchase, up to the Board authorized amount, its outstanding common stock, from time to time, either on the open market or through privately negotiated transactions. The $50.0 million Stock Repurchase Program will be financed by the Company's cash flow and other liquidity sources. Additional amounts of its common stock may also be repurchased using the proceeds that the Company receives from the exercise of options under its 2001 Equity Incentive Plan, including the tax benefits that will accrue to the Company from the exercise of these options. During 2003, the Company had purchased 245,200 shares of its common stock at a cost of approximately $7.7 million under its $50.0 million Stock Repurchase Program approved in 2003. At January 31, 2004, $54.3 million was available to the Company for stock repurchases, of which $12.0 million is from stock option exercises.

Capital expenditures are generally for new store openings, remodeling of existing stores and facilities, customary store maintenance and operating and information system enhancements and upgrades. Capital expenditures were $35.4 million in 2003 as compared to $44.0 million in 2002. Capital expenditures in 2003 were primarily related to 34 new stores opened in 2003, remodeling of existing stores and certain information systems projects. Management estimates that capital expenditures will be approximately $40.0 million to $45.0 million during 2004, principally for the opening of 15 to 20 new stores, remodels and upgrades of existing stores, and enhancements in the Company's infrastructure in support of business strategies to improve merchandise planning and forecasting, logistics support, and store operations.

While there can be no assurances, management believes that there will be sufficient liquidity to cover both the Company's short-term and long-term funding needs.

Contractual Obligations

The Company has numerous contractual commitments for purchases of merchandise inventories, services arising in the ordinary course of business, letters of credit, Revolving Credit Facility service and leases. Presented below is a summary of the Company's contractual obligations as of January 31, 2004 (in thousands). These items are discussed in further detail in Note 5 "Long-Tem Debt" and Note 9 "Operating Leases" to the consolidated financial statements.

		Payment Due by Period
		Less Than	1-3	4-5	After 5
Contractual Obligations	Total	One Year	Years	Years	Years

Revolving Credit Facility (1)	$ 10,700	$ -	$ -	$ 10,700	$ -
Documentary Letters of Credit (2)	3,038	3,038	-	-	-
Capital Lease Obligations	863	381	482	-	-
Operating Leases (undiscounted) (3)	254,207	47,001	76,451	51,206	79,549
Other (4)	1,454	1,454	-	-	-
Total Contractual Cash Obligations	$ 270,262	$ 51,874	$ 76,933	$ 61,906	$ 79,549

(1) Liability outstanding at January 31, 2004. This balance was voluntarily repaid in February 2004; however, the Revolving Credit Facility matures August 2008. Additional borrowings and repayments will occur in future periods.

(2) These documentary letters of credit support the importing of private label merchandise. The Company also had outstanding stand-by letters of credit that totaled approximately $15.9 million at January 31, 2004, of which $14.8 million was in support of importing the Company's private label merchandise. The remaining stand-by letters of credit are required to collaterize retained risks and deductibles under various insurance programs. The estimated liability that will be paid in cash related to stand-by letters of credit supporting insurance programs are reflected in accrued expenses. If the Company failed to make payments when due, the beneficiary of letters of credit could make demand for payment under the letters of credit.

(3) The Company has certain operating leases with provisions for step rent or escalation payments. The Company accounts for these leases by recognizing the future minimum lease payments on a straight-line basis over the respective minimum lease terms, in accordance with SFAS No. 13, "Accounting for Leases" (SFAS 13).  However, this accounting treatment does not affect the future annual operating lease cash obligations as shown herein.

(4) In the ordinary course of business, the Company has entered into contracts for certain locations' electricity requirements. These contracts are entered into in order to secure pricing. The contracts specify the minimum amount of quantities, which are below historical usage, that the Company is committed to purchase. If the usage is below the minimum specified, the Company would be obligated to reimburse the shortfall, if any, between the current market price, as defined, and the contract price.

In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise typically up to six months in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled. As of January 31, 2004, $207.3 million were outstanding for purchase orders.

The Company's funding policy is to make contributions to maintain the minimum ERISA funding requirements for its pension obligations in accordance with the Employee Retirement Income Security Act. The Company may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs. The Company expects to contribute approximately $2.0 million during 2004.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The primary estimates underlying the Company's consolidated financial statements include the valuation of inventory, the valuation of goodwill and intangible asset, the reserve for sales returns, the valuation of deferred tax assets, self-insurance reserves and estimated liability for pension obligations. The Company cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Therefore, actual results could differ from these estimates. Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances. The following critical accounting policies affect the Company's more significant judgment and estimates used in the preparation of its financial statements.

Inventory valuation. The Company values its inventory using the retail method of accounting. Retail accounting involves applying a calculated cost-to-retail ratio to the Company's retail value of inventories. Based on a review of historical clearance markdowns, current business trends, planned clearance promotion events and the level of ownership of clearance merchandise, an adjustment to inventory is recorded to reflect additional markdowns which are estimated to be necessary to liquidate existing clearance inventories and reduce inventories to the lower of cost or market. Management believes that the Company's inventory valuation approximates the net realizable value of clearance inventory and results in carrying inventory at the lower of cost or market.

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

Business combination and Goodwill. Goodwill represents the excess of consideration over the fair value of tangible net assets acquired in connection with the Acquisition. Certain assumptions and estimates are employed in determining the fair value of assets acquired and the fair value of liabilities assumed. The value of goodwill at January 31, 2004 was $80.1 million.

Intangible asset. In connection with the Acquisition, other intangible assets separate and apart from goodwill are required to be recognized if such assets arise from contractual or other legal rights or if such assets are separable from the acquired business. Determining a fair value for such items requires a high degree of judgment, assumptions and estimates.  As a part of the Acquisition, the Company acquired the rights to the tradename and trademark (collectively the "Tradename") of "Peebles", which was identified as an indefinite life intangible. The value of the Tradename, which was determined at the time of the Acquisition, was $14.9 million.

Impairment of Goodwill and Intangible asset. Goodwill and intangible asset are not amortized but are to be tested for impairment annually or more frequently when indicators of impairment exist. The impairment test is highly subject to change from period to period as it requires management to make cash flow assumptions including, among other things, future margins, volumes of sales, operating costs and discount rates. Such assumptions can fluctuate each period. The Company is also exposed to the possibility that changes in market conditions could result in impairment charges.

Revenue recognition. Revenue from sales is recognized at the time of sale, net of any returns. A reserve is maintained for the estimated merchandise returns based on historical return percentages and gross margin rates.

Deferred taxes. At January 31, 2004, the Company has net deferred tax assets of approximately $13.7 million (see Note 10 to the Consolidated Financial Statements). This amount is net of a valuation allowance of approximately $2.8 million against recorded against the deferred tax assets. The Company's ability to realize the benefits of these deferred tax assets is dependent on the Company's ability to generate future taxable income and utilize certain tax credits and net operating losses prior to expiration.

Self-insurance reserves. The Company maintains self-insurance retentions with respect to general liability, workers compensation and health benefits for its employees. The Company estimates the accruals for the liabilities based on industry development factors and historical claim trend experience. Although management believes adequate reserves have been provided for expected liabilities arising from the Company's self-insured obligations, projections of future losses are inherently uncertain, and it is reasonably possible that estimates of these liabilities will change over the near term as circumstances develop.

Frozen defined benefit plans. The plans' obligations and related assets are presented in Note 8 to the consolidated financial statements. The plans' assets are invested in a combination of equity and debt securities. Plans' obligations and the annual pension expense are determined by independent actuaries using a number of assumptions. Key assumptions in measuring the plans' obligations include the discount rate applied to future benefit obligations and the estimated future return on plans' assets. At January 31, 2004 assumptions used were a discount rate of 6.0% and long-term rate of return on plans' assets of 8.5%.

Recent Accounting Standards and Disclosures

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. SFAS No. 145 also amends other existing pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions relating to the reporting of gains and losses from extinguishment of debt were effective for the Company beginning February 2, 2003. Gain on extinguishment of debt previously reflected as extraordinary that did not meet the definition of extraordinary was reclassified in the financial statements issued subsequent to the adoption date.

In December 2003, the Financial Accounting Standards Board revised SFAS No. 132 (Revised 2003), "Employers' Disclosures About Pensions and Other Postretirement Benefits". This statement adds to the disclosures required by SFAS No. 132. Effective for fiscal years ending after December 15, 2003, additional disclosures are required for the types of assets in the plan, investment policies, plan obligations, and plan contributions for defined benefit pension plans and other defined benefit postretirement plans. For interim periods beginning after December 15, 2003, additional disclosures are required for net periodic benefit cost and plan contributions. This guidance does not change the requirements for the measurement or recognition of pension and other postretirement benefit plans prescribed by SFAS No. 87, "Employers' Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The Company adopted the disclosure provisions of this statement effective January 31, 2004. See Note 8 of Notes to Consolidated Financial Statements for the Company's discussion of its pension and other postretirement benefits.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Borrowings under the Company's Revolving Credit Facility, which totaled $10.7 million at January 31, 2004, bear a floating rate of interest. A hypothetical 10% change in interest rates from the January 31, 2004 levels would have an approximate $0.01 million effect on the Company's annual results of operations and cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Index to Consolidated Financial Statements of Stage Stores, Inc." included on page F-1 for information required under this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, they have concluded that the Company's disclosure controls and procedures were effective as of January 31, 2004.

Internal Control Over Financial Reporting

As defined in Rule 13a-15(f) of the Exchange Act, the term "internal control over financial reporting" means a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals and includes those policies and procedures that:

(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material adverse effect on the financial statements.

The Company's management has established and maintains internal control over financial reporting. No changes in the Company's internal control over financial reporting occurred during the quarter ended January 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under "Information Relating to Directors, Nominees and Executive Officers", under "Information Relating to the Board of Directors and Committees", under "Section 16(a) Beneficial Ownership Reporting Compliance", under "Audit Committee Financial Expert", and under "Code of Ethics for Senior Officers" in the Proxy Statement is incorporated herein by reference.

The following information pertains to the executive officers of the Company as of April 7, 2004.

Name	Age	Position
Jim Scarborough	53	President, Chief Executive Officer and Chairman of the Board of Directors
Michael McCreery	55	Executive Vice President, Chief Financial Officer, Secretary and Director
Vivian McDonald	61	Executive Vice President, General Merchandise Manager
Ernest Cruse	53	Executive Vice President, Store Operations
Ron Lucas	56	Executive Vice President, Human Resources
Dennis Abramczyk	56	Executive Vice President, General Merchandise Manager
E. Randolph Lail	48	Executive Vice President, Peebles Chief Operating Officer
Marvin H. Thomas Jr.	48	Senior Vice President, Peebles Operations
Russell A. Lundy II	41	Senior Vice President, Peebles Stores
Ronnie W. Palmore	54	Senior Vice President, Peebles General Merchandise Manager
Jeff Kish	39	Senior Vice President, Chief Information Officer
Joanne Swartz	44	Senior Vice President, Advertising and Marketing
Gough Grubbs	55	Senior Vice President, Logistics and Distribution
Richard Stasyszen	43	Senior Vice President, Finance and Controller
Mel Ward	50	Senior Vice President, Real Estate

Mr. Scarborough has been Chairman of the Board since August 24, 2001. He joined the Company's predecessor as President and Chief Executive Officer in August of 2000. Mr. Scarborough also acts as the Company's Chief Merchandising Officer. Between 1996 and 2000, Mr. Scarborough was President and Chief Executive Officer of Busy Body, Inc. Busy Body, Inc. filed a petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas Houston Division on May 2, 2001.

Mr. McCreery has been a Director of the Company since August 24, 2001. He joined the Company's predecessor as Executive Vice President and Chief Financial Officer in February 2001. From 1998 to 2001, Mr. McCreery was Senior Vice President and Chief Financial Officer of Levitz Furniture Company.

Ms. McDonald came out of retirement to rejoin the Company as General Merchandise Manager of Stage, Bealls and Palais Royal in September of 2000 and was promoted to Executive Vice President in April of 2002. From 1983 to 1998, Ms. McDonald held various merchandising positions at Bealls Department Stores (now part of Stage Stores), where she served as Divisional Merchandise Manager and later was promoted to Vice President, General Merchandise Manager.

Mr. Cruse, who was promoted to Executive Vice President, Store Operations of Stage, Bealls and Palais Royal in August of 2001, joined Bealls Department Stores, which is now part of Stage Stores, in 1966 and held various store positions. He served as Senior Vice President, Regional Manager from 1994 to 1998, as Senior Vice President, Planning and Allocation from 1999 to 2000, and prior to his promotion to Executive Vice President, served as Senior Vice President, Director of Stores.

Mr. Lucas joined the Company in July of 1995 as Senior Vice President, Human Resources and was promoted to Executive Vice President, Human Resources in March of 1998.

Mr. Abramczyk joined the Company in March of 1999 as Vice President of men's sportswear and furnishings. He was promoted to Senior Vice President, General Merchandise Manager of Stage, Bealls and Palais Royal departments of men's, young men's, cosmetics and shoes in May of 1999. In January of 2000, the children's and intimate apparel divisions were added to his responsibility. In February 2002, he was promoted to Executive Vice President of Stage, Bealls and Palais Royal. From 1996 to 1999, Mr. Abramczyk was Executive Vice President and Chief Operations Officer of Ralph Marlin, a manufacturer, wholesaler and retailer of licensed men's neckwear, women's neckwear and apparel. At Ralph Marlin he was responsible for sourcing, manufacturing, sales and marketing.

Mr. Lail joined the Company in November of 2003 as Executive Vice President, Peebles Chief Operating Officer. Previously, he served as Senior Vice President, Finance, Chief Financial Officer of PHC Retail Holding Company since June 1995. Mr. Lail also served as Senior Vice President, Finance of Peebles Inc. since June 1993, Chief Financial Officer and Treasurer of Peebles Inc. since June 1992 and Secretary of Peebles Inc. since June 1990.

Mr. Thomas joined the Company in November of 2003 as Senior Vice President, Peebles Operations. Previously he served as Senior Vice President, Operations of PHC Retail Holding Company since June of 1995 and of Peebles Inc. since June of 1993.

Mr. Lundy joined the Company in November of 2003 as Senior Vice President, Peebles Stores. Previously he served as Senior Vice President, Stores of PHC Retail Holding Company and Peebles Inc. since June of 1999. He served as Vice President, Human Resources of PHC Retail Holding Company from June 1995 until June of 1999 and of Peebles Inc. from June of 1990 until June of 1999.

Mr. Palmore joined the Company in November of 2003 as Senior Vice President, Peebles General Merchandise Manager. Previously he served as Senior Vice President, Merchandising of PHC Retail Holding Company since June 1995 and of Peebles Inc. since September 1989. He served as Assistant Secretary of Peebles Inc. since 1988.

Mr. Kish joined the Company in May of 1999 as Vice President, Systems Development and was promoted to Senior Vice President and Chief Information Officer in August 2000. From 1994 to 1999, he held various positions with Caldor Corporation, including Director of Store Systems and Vice President, Systems Development.

Ms. Swartz joined the Company in January of 1994 as Vice President, Marketing and was subsequently promoted to Senior Vice President, Advertising and Marketing in November 1995.

Mr. Grubbs joined the Company in February of 1996 as Vice President, Distribution and was promoted to Senior Vice President, Logistics & Distribution in April 2003.

Mr. Stasyszen joined the Company in March of 1998 as Assistant Controller and was subsequently promoted to Vice President and Controller in February 1999. In July 2001, Mr. Stasyszen was promoted to Senior Vice President, Finance and Controller. Previously, Mr. Stasyszen was Vice President and Controller of C.R. Anthony Company between August 1992 and February 1998.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding the security ownership of certain beneficial owners and management and related stockholder matters under "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers", as well as under "Securities Authorized for Issuance Under Equity Compensation Plans" in the Proxy Statement is incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

1. Financial Statements:

See "Index to Consolidated Financial Statements of Stage Stores, Inc." on page F-1, the Independent Auditors' Report on page F-2, and the Financial Statements on pages F-3 to F-23, of this Form 10-K, all of which are incorporated herein by reference.

2. Financial Statement Schedules:

All schedules are omitted because they are not applicable or not required or because the required information is shown in the Consolidated Financial Statements or Notes thereto on pages F-3 to F-23, which are incorporated herein by reference.

3. Exhibits Index:

The following documents are the exhibits to this Form 10-K. For convenient reference, each exhibit is listed according to the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
Number	Description

3.1

Restated Articles of Incorporation of Stage Stores, Inc. (f/k/a Specialty Retailers, Inc. (NV)) are incorporated by reference to Exhibit 3.1 of Stage Stores' Registration Statement on Form 10 (Commission File No. 000-21011) filed October 29, 2001.

3.2	First Amended By-Laws of Stage Stores, Inc. are incorporated by reference to Exhibit 3.3 of Stage Stores' Registration Statement on Form 10 (Commission File No. 000-21011) filed October 29, 2001.
4.1

Form of Common Stock Certificate of Stage Stores, Inc. is incorporated by reference to Exhibit 4.1 of Stage Stores' Registration Statement on Form 10 (Commission File No. 000-21011) filed October 29, 2001.

4.2

Series A Warrant Agreement dated as of August 24, 2001 by and among Stage Stores, Inc. and the holders named therein with form of warrant certificate is incorporated by reference to Exhibit 4.2 of Stage Stores' Registration Statement on Form 10 (Commission File No. 000-21011) filed October 29, 2001.

4.3

Series B Warrant Agreement dated as of August 24, 2001 by and among Stage Stores, Inc. and the holders named therein with form of warrant certificate is incorporated by reference to Exhibit 4.3 of Stage Stores' Registration Statement on Form 10 (Commission File No. 000-21011) filed October 29, 2001.

10.1†	Stage Stores, Inc. 2001 Equity Incentive Plan is incorporated by reference to Exhibit 10.1 of Stage Stores' Registration Statement on Form 10 (Commission File No. 000-21011) filed October 29, 2001.
10.2†	Stage Stores Deferred Compensation Plan is incorporated by reference to Exhibit 10.24 of Stage Stores' Annual Report on Form 10-K (Commission File No. 1-14035) filed April 23, 2003.
10.3†

Stage Stores, Inc. 2003 Non-Employee Director Equity Compensation Plan is incorporated by reference to Exhibit B to Stage Stores' Proxy Statement on Schedule 14A (Commission File No. 1-14035) filed April 23, 2003.

10.4

Credit Agreement dated as of August 21, 2003 among Specialty Retailers (TX) LP, Stage Stores, Inc. and the named subsidiaries of Stage Stores, Inc., Fleet Retail Finance Inc. and the initial lenders named therein, Fleet National Bank, and Fleet Securities Inc. is incorporated by reference to Exhibit 10.1 of Stage Stores' Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed August 29, 2003.

10.5

Intercreditor Agreement dated September 12, 2003 among World Financial Network National Bank, Specialty Retailers (TX) LP, Stage Stores, Inc. and Fleet Retail Finance Inc. is incorporated by reference to Exhibit 2.3 of Stage Stores' Current Report on Form 8-K (Commission File No. 1-14035) filed September 22, 2003.

10.6*	First Amendment to Intercreditor Agreement dated March 5, 2004 by and among World Financial Network National Bank, Specialty Retailers (TX) LP, Stage Stores, Inc. and Fleet Retail Group, Inc.
10.7

Limited Waiver and First Amendment to Credit Agreement dated November 4, 2003, by and among Specialty Retailers (TX) LP, Stage Stores, Inc. and the named subsidiaries of Stage Stores, Inc., Fleet Retail Finance Inc. and the other lenders named therein is incorporated by reference to Exhibit 10.1 of Stage Stores' Current Report on Form 8-K (Commission File No. 1-14035) filed November 12, 2003.

10.8*	Amended and Restated Private Label Credit Card Program Agreement Between World Financial Network National Bank and Stage Stores and Specialty Retailers (TX) LP dated as of March 5, 2004.**
10.9†

Employment Agreement between James Scarborough and Stage Stores, Inc. dated January 30, 2002 is incorporated by reference to Exhibit 10.17 of Stage Stores' Annual Report on Form 10-K (Commission File No. 1-14035) filed April 12, 2002.

10.10†

Employment Agreement between Michael McCreery and Stage Stores, Inc. dated January 30, 2002 is incorporated by reference to Exhibit 10.18 of Stage Stores' Annual Report on Form 10-K (Commission File No. 1-14035) filed April 12, 2002.

10.11†

Employment Agreement between Ron Lucas and Stage Stores, Inc. dated January 30, 2002 is incorporated by reference to Exhibit 10.19 of Stage Stores' Annual Report on Form 10-K (Commission File No. 1-14035) filed April 12, 2002.

10.12†

Employment Agreement between Ernest Cruse and Stage Stores, Inc. dated January 30, 2002 is incorporated by reference to Exhibit 10.20 of Stage Stores' Annual Report on Form 10-K (Commission File No. 1-14035) filed April 12, 2002.

10.13†

Employment Agreement between Vivian Baker and Stage Stores, Inc. dated January 30, 2002 is incorporated by reference to Exhibit 10.21 of Stage Stores' Annual Report on Form 10-K (Commission File No. 1-14035) filed April 12, 2002.

10.14†

Employment Agreement between Dennis Abramczyk and Stage Stores, Inc. dated January 30, 2002 is incorporated by reference to Exhibit 10.23 of Stage Stores' Annual Report on Form 10-K (Commission File No. 1-14035) filed April 23, 2003.

14	Code of Ethics for Senior Officers is incorporated by reference to Exhibit 99.4 of Stage Stores' Annual Report on Form 10-K (Commission File No. 1-14035) filed April 23, 2003.
21*	Subsidiaries of Stage Stores, Inc.
23*	Consent of Deloitte & Touche LLP.
24*	Power of Attorney.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________________________________

* Filed electronically herewith.

** All schedules and exhibits to this Exhibit have been omitted in accordance with 17 CFR Section 229.601 (b)(2). The registrant agrees to furnish supplementally a copy of all omitted schedules and exhibits to the Securities and Exchange Commission upon its request.

† Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K:

During the last quarter of the period covered by this report, the Company filed the following reports on Form 8-K:

On November 7, 2003, the Company filed a Form 8-K which reported under Item 7 and 12 that on November 6, 2003, the Company issued a news release announcing sales for October 2003 and reaffirms third quarter earnings outlook. A copy of the news release is attached to the Form 8-K.

On November 12, 2003, the Company filed a Form 8-K which reported under Item 2, 5, and 7 that on November 4, 2003, the Company completed its acquisition of Peebles Inc. and issued a news release announcing the completion of the Company's acquisition of Peebles Inc. and the increase of its revolving credit facility commitment from $175 million to $250 million.

On November 19, 2003, the Company filed a Form 8-K which reported under Item 5 and 7 that on November 14, 2003, the Company issued a news release announcing the third quarter results release date and conference call information. A copy of the news release is attached to the Form 8-K.

On November 21, 2003, the Company filed a Form 8-K which reported under Item 7, 9, and 12 that on November 20, 2003, the Company issued a news release announcing results for the third quarter ended November 1, 2003. A copy of the news release is attached to the Form 8-K.

On December 4, 2003, the Company filed a Form 8-K which reported under Item 7 and 12 that on December 4, 2003, the Company issued a news release announcing sales for November 2003. A copy of the news release is attached to the Form 8-K.

On December 16, 2003, the Company filed a Form 8-K which reported under Item 5 that on December 15, 2003, Ronald W. Wuensch resigned from the Company's Board of Directors.

On January 12, 2004, the Company filed a Form 8-K which reported under Item 7 and 12 that on January 8, 2004, the Company issued a news release announcing sales for December 2003. A copy of the news release is attached to the Form 8-K.

On January 12, 2004, the Company filed a Form 8-K which reported under Item 5 and 7 that on January 8, 2004, the Company issued a news release announcing the Company's participation at the Integrated Corporate Relation 6th Annual Xchange Conference. A copy of the news release is attached to the Form 8-K.

On January 15, 2004, the Company filed a Form 8-K which reported under Item 5 and 7 that on January 12, 2004, the Company issued a news release announcing the signing of a new long-term private label credit card agreement with Alliance Data Systems Corporation. A copy of the news release is attached to the Form 8-K.

On January 20, 2004, the Company filed a Form 8-K/A which reported under Item 7 that on January 20, 2004, the Company amended Item 7 of its Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2003, to file the Financial Statements and Exhibits of the Company related to the acquisition of Peebles Inc., a privately held retail company headquartered in South Hill, Virginia (as described in that Form 8-K).

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                    STAGE STORES, INC.

                                                                                                    /s/ James R. Scarborough                                                         April 15, 2004

                                                                                                    James R. Scarborough

                                                                                                    Chief Executive Officer and President

                                                                                                    (principal executive officer)

                                                                                                    STAGE STORES, INC.

                                                                                                    /s/ Michael E. McCreery                                                             April 15, 2004

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

/s/ James R. Scarborough                                                             Director                                                                                     April 15, 2004

James R. Scarborough

*                                                                                                        Director                                                                                     April 15, 2004

Glenn August

*                                                                                                         Director                                                                                     April 15, 2004

Scott Davido

*                                                                                                         Director                                                                                     April 15, 2004

Alan Gilman

*                                                                                                         Director                                                                                     April 15, 2004

Michael Glazer

/s/ Michael E. McCreery                                                                 Director                                                                                     April 15, 2004

Michael E. McCreery

*                                                                                                         Director                                                                                      April 15, 2004

John Mentzer

*                                                                                                         Director                                                                                      April 15, 2004

Walter Salmon

(Constituting a majority of the Board of Directors)

*By:         /s/ Michael E. McCreery

                Michael E. McCreery

                Attorney-in-Fact

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
STAGE STORES, INC.

Page
Number

Independent Auditors' Report	F-2

Consolidated Balance Sheets at January 31, 2004 and February 1, 2003	F-3

Consolidated Statements of Income for the Fiscal Years 2003, 2002,
Twenty-Two Weeks Ended February 2, 2002 (Reorganized Company),
the Thirty Weeks Ended September 1, 2001 (Predecessor Company)	F-4

Consolidated Statements of Cash Flows for the Fiscal Years 2003, 2002,
Twenty-Two Weeks Ended February 2, 2002 (Reorganized Company),
the Thirty Weeks Ended September 1, 2001 (Predecessor Company)	F-5

Consolidated Statements of Stockholders' Equity for the Fiscal Years 2003, 2002,
Twenty-Two Weeks Ended February 2, 2002 (Reorganized Company),
the Thirty Weeks Ended September 1, 2001 (Predecessor Company)	F-6

Notes to Consolidated Financial Statements	F-7

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of

Stage Stores, Inc.

We have audited the accompanying consolidated balance sheets of Stage Stores, Inc. and subsidiaries (the "Company"), as of January 31, 2004 and February 1, 2003 (Reorganized Company balance sheets), and the related consolidated statements of income, stockholders' equity and cash flows for the years ended January 31, 2004 and February 1, 2003 and the twenty-two weeks ended February 2, 2002 (Reorganized Company operations) and the thirty weeks ended September 1, 2001 (Predecessor Company operations). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 13 to the consolidated financial statements, on August 8, 2001, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective after the close of business on August 24, 2001 (for financial reporting purposes, the effective date is assumed to be September 1, 2001, the last day of the Company's seventh fiscal period). Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code," for the Reorganized Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 13.

In our opinion, the Reorganized Company consolidated financial statements present fairly, in all material respects, the financial position of Stage Stores, Inc. and subsidiaries as of January 31, 2004 and February 1, 2003, and the results of its operations and its cash flows for the years ended January 31, 2004 and February 1, 2003 and the twenty-two weeks ended February 2, 2002, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company consolidated financial statements referred to above present fairly, in all material respects, the results of the Predecessor Company's operations and its cash flows for the thirty weeks ended September 1, 2001 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Houston, Texas

April 6, 2004

Stage Stores, Inc.
Consolidated Balance Sheets
(in thousands, except par values)

	January 31, 2004	February 1, 2003

ASSETS
Cash and cash equivalents	$ 14,733	$ 20,886
Retained interest in receivables sold	-	127,547
Accounts receivable, net	35,112	11,023
Merchandise inventories	259,687	179,922
Current deferred taxes	27,701	21,280
Prepaid expenses and other current assets	26,071	17,625
Total current assets	363,304	378,283

Property, equipment and leasehold improvements, net	190,958	135,846
Deferred taxes	-	12,016
Goodwill	80,054	-
Intangible asset	14,910	-
Other non-current assets, net	10,021	6,624
Total assets	$ 659,247	$ 532,769

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$ 75,685	$ 56,286
Income taxes payable	2,598	3,805
Current portion of long-term debt	381	210
Accrued expenses and other current liabilities	54,083	44,496
Total current liabilities	132,747	104,797

Long-term debt	11,242	672
Deferred taxes	14,028	-
Other long-term liabilities	28,156	15,183
Total liabilities	186,173	120,652

Commitments and contingencies

Common stock, par value $0.01, 50,000 shares
authorized, 20,579 and 20,042 shares issued	206	200
Additional paid-in capital	374,645	363,067
Less treasury stock - at cost (1,414 and 1,169 shares, respectively)	(33,127)	(25,461)
Retained earnings	131,350	76,331
Minimum pension liability adjustment	-	(2,020)
Stockholders' equity	473,074	412,117
Total liabilities and stockholders' equity	$ 659,247	$ 532,769

                   The accompanying notes are an integral part of these statements.

Stage Stores, Inc.
Consolidated Statements of Income
(in thousands, except earnings per share)

	Reorganized			Predecessor
	Company			Company
			Twenty-Two	Thirty Weeks
			Weeks Ended	Ended
	Fiscal Year		February 2,	September 1,
	2003	2002	2002	2001
Net sales	$ 972,212	$ 875,557	$ 393,933	$ 461,642
Cost of sales and related buying,
occupancy and distribution expenses	692,605	610,365	276,140	320,554
Gross profit	279,607	265,192	117,793	141,088
Selling, general and administrative expenses	200,713	176,202	82,332	105,578
Store opening costs	2,022	869	56	-
Interest, net of income of $287, $223, $163 and $146, respectively	2,446	1,777	581	10,651
Gain on sale of private label credit card portfolio, net	(12,218)	-	-	-
Reorganization expense and store closure costs	-	-	-	23,141
Fresh-start adjustments	-	-	-	35,249
Gain on debt discharge	-	-	-	(265,978)
Income before income tax	86,644	86,344	34,824	232,447
Income tax expense	31,625	31,947	12,890	15
Net income	$ 55,019	$ 54,397	$ 21,934	$ 232,432

Basic earnings per share data:
Basic earnings per share	$ 2.90	$ 2.78	$ 1.10	$ 8.27

Basic weighted average shares outstanding	19,003	19,550	19,973	28,096

Diluted earnings per share data:
Diluted earnings per share	$ 2.73	$ 2.60	$ 1.09	$ 8.27

Diluted weighted average shares outstanding	20,184	20,959	20,094	28,096

                                     The accompanying notes are an integral part of these statements.

Stage Stores, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Reorganized			Predecessor
	Company			Company
			Twenty-Two	Thirty
			Weeks Ended	Weeks Ended
	Fiscal Year		February 2,	September 1,
	2003	2002	2002	2001
Cash flows from operating activities:
Net income	$ 55,019	$ 54,397	$ 21,934	$ 232,432
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	24,011	17,466	5,999	13,165
Deferred tax benefit	14,411	17,024	12,890	-
Amortization of debt issue costs	1,724	1,413	574	2,882
Provision for bad debts	16,794	33,693	16,129	12,606
Gain on sale of private label credit card portfolio, net	(12,218)	-	-	-
Proceeds from sale of private label credit card portfolio, net	158,200	-	-	-
Gain on debt discharge	-	-	-	(265,978)
Adjustment to accrete yield on repurchased accounts receivable	-	-	-	9,000
Write-off of property, equipment and leasehold improvements
and other assets associated with closed stores	-	-	-	1,931
Fresh-start adjustments	-	-	-	35,249
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable and retained interest in receivables sold	37,695	(6,970)	(40,743)	(255)
(Increase) decrease in merchandise inventories	13,451	(2,104)	4,021	26,988
(Increase) decrease in other assets	3,771	(7,645)	661	858
Decrease in accounts payable and other liabilities	(484)	(1,858)	(1,606)	(2,547)
Total adjustments	257,355	51,019	(2,075)	(166,101)
Net cash provided by operating activities	312,374	105,416	19,859	66,331

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(35,444)	(43,972)	(15,287)	(6,318)
Proceeds from retirement of property and equipment	500	272	-	355
Acquisition of Peebles, net of cash acquired	(174,586)	-	-	-
Net cash used in investing activities	(209,530)	(43,700)	(15,287)	(5,963)

Cash flows from financing activities:
Proceeds from (payments on):
Borrowing under revolving credit facility	(43,036)	-	-	-
Sale (repurchase) of accounts receivable to (from) account receivable trust	(64,000)	(39,000)	(10,000)	175,000
Repurchase of common stock	(7,666)	(25,461)	-	-
Long-term debt	(231)	(188)	-	(185)
Exercise of stock options	8,139	1,240	-	-
Addition to debt issue costs	(2,203)	(100)	-	(4,130)
Debtor-in-possession credit facility	-	-	-	(224,288)
Pre-petition working capital facility	-	-	-	832
Net cash used in financing activities	(108,997)	(63,509)	(10,000)	(52,771)
Net increase (decrease) in cash and cash equivalents	(6,153)	(1,793)	(5,428)	7,597
Cash and cash equivalents:
Beginning of period	20,886	22,679	28,107	20,510
End of period	$ 14,733	$ 20,886	$ 22,679	$ 28,107
Supplemental disclosures:
Interest paid	$ 1,307	$ 918	$ 453	$ 11,053
Income taxes paid	$ 14,810	$ 11,274	$ -	$ -

                                                     The accompanying notes are an integral part of these statements.

Stage Stores, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands)
							Accumulated
							Other
	Common		Additional	Treasury		Retained	Comprehensive
	Stock		Paid-in	Stock		Earnings	Income
	Shares	Amount	Capital	Shares	Amount	(Deficit)	(Loss)	Total
Predecessor Company:

Balance, February 3, 2001	28,096	$ 281	$ 267,002	-	$ -	$ (499,715)	$ (8,055)	$ (240,487)
Net income	-	-	-	-	-	232,432	-	232,432
Fresh-start adjustment -
minimum pension liability adjustment	-	-	-	-	-	-	8,055	8,055
Comprehensive income								240,487
Cancellation of predecessor stock	(28,096)	(281)	(267,002)	-	-	267,283	-	-

Balance, September 1, 2001	-	$ -	$ -	-	$ -	$ -	$ -	$ -

Reorganized Company:

Issuance of new stock	19,973	$ 200	$ 299,800	-	$ -	$ -	$ -	$ 300,000
Net income	-	-	-	-	-	21,934	-	21,934
Recognition of pre-organization
deferred tax assets	-	-	18,290	-	-	-	-	18,290

Balance, February 2, 2002	19,973	$ 200	$ 318,090	-	$ -	$ 21,934	$ -	$ 340,224

Net income	-	-	-	-	-	54,397	-	54,397
Minimum pension liability
adjustment, net of tax of ($1.2) million	-	-	-	-	-	-	(2,020)	(2,020)
Comprehensive income								52,377
Repurchases of common stock	-	-	-	(1,169)	(25,461)	-	-	(25,461)
Stock options exercised,
including tax benefit	83	-	1,537	-	-	-	-	1,537
Escrow shares cancelled	(14)	-	-	-	-	-	-	-
Recognition of pre-reorganization
deferred tax assets	-	-	43,440	-	-	-	-	43,440

Balance, February 1, 2003	20,042	$ 200	$ 363,067	(1,169)	$ (25,461)	$ 76,331	$ (2,020)	$ 412,117

Net income	-	-	-	-	-	55,019	-	55,019
Minimum pension liability
adjustment, net of tax of $1.2 million	-	-	-	-	-	-	2,020	2,020
Comprehensive income								57,039
Repurchases of common stock	-	-	-	(245)	(7,666)	-	-	(7,666)
Stock options exercised,
including tax benefit	537	6	10,387	-	-	-	-	10,393
Recognition of pre-reorganization
deferred tax assets	-	-	1,191	-	-	-	-	1,191

Balance, January 31, 2004	20,579	$ 206	$ 374,645	(1,414)	$ (33,127)	$ 131,350	$ -	$ 473,074

                                                               The accompanying notes are an integral part of these statements.

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business: Stage Stores, Inc., through its wholly-owned subsidiaries Specialty Retailers (TX) LP and SRI Limited Partner LLC, operates family apparel stores under the names "Bealls", "Palais Royal", "Peebles" (effective November 2003) and "Stage" offering nationally recognized brand name family apparel, accessories, cosmetics and footwear. Depending on the context and the period being referenced, Stage Stores, Inc., its affiliates and their predecessors in interest will, from time-to-time, be referred to collectively as the "Company", "Stage Stores", "Predecessor Company", or "Reorganized Company". As of January 31, 2004, the Company operated 518 stores in 27 states located throughout the South Central, Mid-Atlantic, Southeastern and Midwestern United States.

Principles of Consolidation: The consolidated financial statements include the accounts of Stage Stores, Inc. and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

Fiscal Year: References to a particular year are to the Company's fiscal year which is the 52 or 53 week period ending on the Saturday closest to January 31st of the following calendar year. For example, a reference to "2003" is a reference to the fiscal year ended January 31, 2004. Fiscal years 2003, 2002 and 2001 were 52 week years. Results for fiscal year 2001 are split between the twenty-two weeks ended February 2, 2002 for the Reorganized Company and the thirty weeks ended September 1, 2001 for the Predecessor Company as results of operations for the Reorganized Company are not prepared on a basis comparable to that of the Predecessor Company. (See Note 13 - Bankruptcy and Reorganization Proceedings).

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates, including those related to inventory, deferred tax assets, goodwill, intangible asset, long-lived assets, sales returns, pension obligations, self-insurance and contingent liabilities. Actual results could differ from these estimates. Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances.

Cash and Cash Equivalents: The Company considers highly liquid investments with initial maturities of less than three months to be cash equivalents.

Concentration of Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash. The Company's cash management and investment policies restrict investments to low-risk, highly-liquid securities and the Company performs periodic evaluations of the relative credit standing of the financial institutions with which it deals.

Merchandise Inventories: The Company states its merchandise inventories at the lower of cost or market based upon the retail method of accounting.

Vendor allowances: The Company receives consideration from its merchandise vendors in the form of allowances and reimbursements. Given the promotional nature of the Company's business, the allowances are generally intended to offset the Company's costs of promoting, advertising and selling the vendors' products in its stores. Vendor allowances are recognized as a reduction of cost of goods sold or related selling expense when the purpose for which the vendor funds were intended to be used has been fulfilled.

Property, Equipment and Leasehold Improvements: Additions to property, equipment and leasehold improvements are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Property, equipment and leasehold improvements acquired through the acquisition of Peebles Inc. have been recorded at estimated fair market values as of the date of acquisition. The estimated useful lives of leasehold improvements do not exceed the term of the related lease, including renewal options. The estimated useful lives in years are generally as follows:
Buildings	20-25
Store and office fixtures and equipment	5-12
Warehouse equipment	5-15
Leasehold improvements	5-20

Impairment of Long-Lived Assets: Property, plant and equipment and other long-lived assets including acquired definite-lived intangibles and other assets, are reviewed to determine whether any events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on impairment indicators such as the nature of the assets physical condition, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of those assets at the lowest level for which identifiable cash flows exist. If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated fair value of the asset.

Goodwill: Goodwill represents the excess of consideration over the fair value of tangible net assets acquired in connection with the acquisition of Peebles Inc. ("the Acquisition").

Intangible Asset: In connection with the Acquisition, other intangible assets separate and apart from goodwill are required to be recognized if such assets arise from contractual or other legal rights or if such assets are separable from the acquired business. Determining a fair value for such items requires a high degree of judgment, assumptions, and estimates.  As a part of the Acquisition, the Company acquired the rights to the tradename and trademark (collectively the "Tradename") of "Peebles", which was identified as an indefinite life intangible. The value of the Tradename, which was determined at the time of the Acquisition, is $14.9 million.

Impairment of Goodwill and Intangible Asset: Goodwill and intangible asset are not amortized but are to be tested for impairment annually or more frequently when indicators of impairment exist. The Company's goodwill and intangible asset were recorded in connection with the Acquisition during the fourth quarter of fiscal year 2003. There are no indications of potential impairments at this time. The Company will perform the annual impairment test during the fourth quarter of fiscal year 2004 or sooner, if required.

Debt Issue Costs: Debt issue costs are accounted for as a deferred charge and amortized over the term of the related financing agreement.

Financial Instruments: The Company records all financial instruments at cost. The cost of all financial instruments approximates fair value.

Revenue Recognition: Revenue from sales is recognized at the time of sale, net of any returns. A reserve has been established for the estimated merchandise returns. The Company's policy with respect to gift cards is to record revenue as the gift cards are redeemed for merchandise. Prior to their redemption, the cards are recorded as a liability. The total of such reserves and liabilities were $8.8 million and $4.8 million at January 31, 2004 and February 1, 2003, respectively.

Store Pre-Opening Expenses: Costs related to the opening of new stores are expensed as incurred.

Advertising Expenses: Advertising costs are charged to operations when the related advertising first takes place. Advertising costs were $36.3 million, $33.8 million and $30.9 million for 2003, 2002 and 2001, respectively.

Deferred rent: The Company records rent expense on a straight-line basis, evenly dividing rent expense over all periods covered by the primary term of the lease. The difference between the payment and expense in any period is recorded as deferred rent in other long-term liabilities in the Consolidated Balance Sheets.

Income Taxes: The provision for income taxes is computed based on the pretax income included in the Consolidated Statement of Income. The asset and liability approach is used to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and the tax basis of assets and liabilities. A valuation allowance is to be established if it is more likely than not that some portion of the deferred tax asset will not be realized. See Note 10 for additional disclosures regarding income taxes and deferred income taxes.

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

The following table summarizes the components used to determine total diluted shares:

				Predecessor
	Reorganized Company			Company
			Twenty-Two	Thirty
			Weeks Ended	Weeks Ended
	Fiscal Year		February 2,	September 1,
	2003	2002	2002	2001
Basic weighted average shares outstanding	19,003,463	19,550,235	19,972,653	28,096,000
Effect of dilutive securities:
Stock options	749,903	938,418	106,479	-
Warrants	430,150	470,379	14,984	-
Diluted weighted average shares outstanding	20,183,516	20,959,032	20,094,116	28,096,000

The following table summarizes the number of options to purchase shares of common stock that were outstanding but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares:

	Reorganized Company
			Twenty-Two
			Weeks Ended
	Fiscal Year		February 2,
	2003	2002	2002

Number of anti-dilutive options outstanding	253,625	16,000	-

For the Predecessor Company all common share equivalents were excluded from the computation of diluted earnings for the thirty weeks ended September 1, 2001, as they were anti-dilutive.

Stock-Based Compensation: At January 31, 3004, the Company has one stock-based employee compensation plan, which is described more fully in Note 7. The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for the grant of stock options (in thousands except per share amounts).

			Twenty-Two
	Fiscal Year		Weeks Ended
	2003	2002	February 2, 2002

Net income, as reported	$ 55,019	$ 54,397	$ 21,934
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(2,277)	(2,306)	(993)
Pro forma net income	$ 52,742	$ 52,091	$ 20,941

Earnings per share:
Basic - as reported	$ 2.90	$ 2.78	$ 1.10
Basic - pro forma	2.78	2.66	1.05

Diluted - as reported	$ 2.73	$ 2.60	$ 1.09
Diluted - pro forma	2.61	2.49	1.04

For purpose of the pro forma disclosures above, the estimated fair value ofstock-based compensation on the date of the grant was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants issued in fiscal years 2003, 2002 and 2001:

	Fiscal Year
	2003	2002	2001

Expected volatility	39.6%	43.9%	33.0%
Risk free rate	2.3%	2.0%	3.6%
Expected life of options (in years)	3.00	3.00	3.06
Expected dividend yield	0.0%	0.0%	0.0%
The weighted average fair value of options granted in 2003 was $7.79 as compared to $7.20 in 2002.

Reclassifications: The accompanying consolidated financial statements include certain reclassifications from financial statements issued in previous years to comply with the current year presentation.

Recent Accounting Standards: In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. SFAS No. 145 also amends other existing pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions relating to the reporting of gains and losses from extinguishment of debt were effective for the Company beginning February 2, 2003. Gain on extinguishment of debt previously reflected as extraordinary that did not meet the definition of extraordinary was reclassified in the financial statements issued subsequent to the adoption date.

In December 2003, the Financial Accounting Standards Board revised SFAS No. 132 (Revised 2003), "Employers' Disclosures About Pensions and Other Postretirement Benefits". This statement adds to the disclosures required by SFAS No. 132. Effective for fiscal years ending after December 15, 2003, additional disclosures are required for the types of assets in the plan, investment policies, plan obligations, and plan contributions for defined benefit pension plans and other defined benefit postretirement plans. For interim periods beginning after December 15, 2003, additional disclosures are required for net periodic benefit cost and plan contributions. This guidance does not change the requirements for the measurement or recognition of pension and other postretirement benefit plans prescribed by SFAS No. 87, "Employers' Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The Company adopted the disclosure provisions of this statement as of January 31, 2004. See Note 8 for the Company's discussion of its pension and other postretirement benefits.

NOTE 2 - ACQUISITION OF PEEBLES INC.

On November 4, 2003, the Company acquired 100% of the common stock of PHC Retail Holding Company, which wholly owned Peebles Inc., which then operated 136 stores in 17 Mid-Atlantic, Southeastern and Midwestern states under the name "Peebles". The Acquisition was made pursuant to an Agreement and Plan of Merger, dated as of October 7, 2003, and a First Amendment to Agreement and Plan of Merger, dated November 3, 2003, with PHC Retail Holding Company, the parent of Peebles Inc. The Company believes that this acquisition creates new opportunities for unit growth and geographical expansion and improves the Company's competitive position. The purchase price of the Acquisition of $174.6 million, net of cash acquired and debt assumed, was negotiated as an arms length transaction between two unrelated entities. The Company assumed borrowings under an existing credit facility with a balance of approximately $53.7 million at the date of the Acquisition. The Acquisition has been accounted for under the purchase method of accounting, and accordingly, the results of operations of Peebles are included in the Company's consolidated financial statements from the date of acquisition, which for accounting purposes was November 2, 2003, the beginning of the Company's fourth quarter.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the Acquisition, net of cash acquired (in thousands):

Accounts receivable, net	$ 31,573
Merchandise inventories, net	93,216
Other current assets	11,564
Property, plant and equipment	45,028
Intangible asset - Tradename	14,910
Goodwill	80,054
Other long-term assets	3,616
Total assets acquired	279,961
Current liabilities	(38,151)
Long-term debt	(53,736)
Other long-term liabilities	(13,488)
Total liabilities assumed	(105,375)
Net assets acquired	$ 174,586
Fair value of $14.9 million was assigned to the Tradename and is not subject to amortization. Included in other non-current assets are $1.3 million of beneficial leaseholds that have a weighted-average useful life of approximately nine years. Goodwill amounted to approximately $80.1 million, which is not expected to be deductible for tax purposes.

The following unaudited pro forma financial information for the years ended January 31, 2004 and February 1, 2003 give effect to the Acquisition as if it had occurred at the beginning of the periods presented. The pro forma information for 2003 includes pro forma results for the first three quarters of the year and actual consolidated results for the fourth quarter of the year. Pro forma adjustments include, among other things, the removal of the historical net credit income contribution and related gain as a result of the sale of Stage private label credit card portfolio. The pro forma is based on historical data (in thousands, except per share amounts) and is not intended to be indicative of the results of future operations.

Fiscal Year
	2003	2002
Net sales	$ 1,183,700	$ 1,189,624
Net income	$ 47,234	$ 62,711

Basic earnings per share	$ 2.49	$ 3.21
Diluted earnings per share	$ 2.34	$ 2.99
NOTE 3 - ACCOUNTS RECEIVABLE AND RETAINED INTEREST IN RECEIVABLES SOLD

Prior to September 12, 2003, and prior to the acquisition of Peebles Inc. and its private credit card portfolio, the Company issued private credit cards through its subsidiary, Granite National Bank, and subsequently sold its credit card receivables in securitization transactions. The amount of receivables constituting collateral for certificates sold to third-party investors was accounted for as having been sold, and the subordinated interest was recorded as an asset in "Retained Interest in Accounts Receivables Sold" on the Company's Consolidated Balance Sheet. This retained interest was considered a trading security and was carried at fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Accounts receivable included on the Consolidated Balance Sheet at February 1, 2003, represent receivables ineligible for securitization, net of allowance for doubtful accounts of $1.3 million.

In all those securitizations, the Company retained servicing responsibilities and subordinated interests. The Company received annual servicing fees of two percent of the outstanding balance and rights to future cash flows arising after the investors in the special purpose master trust (the "Trust") had received the return for which they contracted. The Company's retained interest was subordinate to investors' interests. Except for the subordination of the Company's retained interest, the investors in the Trust had no recourse against the Company for failure of the credit card customers to pay when due. The value of the Company's retained interest was subject to credit, prepayment and interest rate risks on the transferred financial assets.

In the fiscal years 2003 and 2002, the Company recognized pretax gains of $0.6 and $2.6 million, respectively, on the securitization of credit card receivables. The key assumptions used to measure the fair value at the time of sale were as follows:
	Fiscal Year
	2003	2002
Repayment speed	15.0%	14.1%
Weighted average life (in months)	7.1	7.1
Expected credit losses as percentage of average receivables	13.3%	11.6%
Residual cash flows discount rate	15.0%	15.0%
Variable return to third party certificate holders	Periodic commercial	Periodic commercial
	paper plus 0.37%	paper plus 0.37%

On September 12, 2003, pursuant to the terms of a Credit Card Portfolio Purchase and Sale Agreement (the "Purchase and Sale Agreement"), the Company sold its portfolio of private label credit card accounts at that time, as well as other assets related to its private label credit card program, to World Financial Network National Bank (the "Bank") and ADS Alliance Data Systems, Inc., subsidiaries of Alliance Data Systems Corporation ("Alliance Data") and realized a gain of $12.2 million. The net proceeds from the sale of the Company's private label credit card portfolio, after paying off the outstanding borrowings under the Company's securitization facility and related transaction costs, were approximately $158.2 million. The Company also received prepaid marketing funds of $13.3 million and $0.5 million of proceeds for fixtures and equipment related to the credit operations. The prepaid marketing funds will be recognized as an offset to marketing expenses pro-rata under a ten-year program agreement ("Program Agreement"). The Program Agreement additionally provides for reimbursement to the Company of defined eligible marketing expenses of up to $2.5 million in the initial year of the Program Agreement and up to 0.6% of the prior year's credit sales annually thereafter.

With the acquisition of Peebles Inc., the Company also acquired Peebles' private label credit card portfolio, which was not securitized. On March 5, 2004, the Company sold this private label credit card portfolio to the Bank. At closing, the Company received consideration of approximately $34.8 million which approximated the amount of account balances outstanding at the time of closing. As part of the purchase accounting adjustments at the time of acquisition, the valuation allowance for receivables was adjusted to $3.5 million to reflect their fair value. Under the terms of the Amended and Restated Program Agreement dated March 5, 2004, the Company is obligated to reimburse the Bank up to a total of $3.5 million based on the non-attainment of a defined net portfolio yield performance.

Under the terms of the Amended and Restated Program Agreement, the Bank is responsible for establishing credit policies, extending credit, issuing and activating credit cards to new accounts and authorizing credit purchases, as well as providing customer care, billing and remittance services. The Bank will also own the new accounts and balances generated during the ten year term of the Amended and Restated Program Agreement.

NOTE 4 - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements were as follows (in thousands):

	January 31,	February 1,
	2004	2003
Land	$ 1,742	$ 404
Buildings	10,664	6,715
Fixtures and equipment	151,784	95,535
Leasehold improvements	73,143	56,629
	237,333	159,283
Accumulated depreciation	46,375	23,437
	$ 190,958	$ 135,846

Depreciation expense was $24.0 million, $17.5 million, $6.0 million and $13.2 million for fiscal year 2003, fiscal year 2002, the twenty-two weeks ended February 2, 2002, and the thirty weeks ended September 1, 2001, respectively.

NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	January 31,	February 1,
	2004	2003
Revolving Credit Facility	$ 10,700	$ -
Other	923	882
	11,623	882
Less: Current portion of long-term debt	381	210
	$ 11,242	$ 672

On August 21, 2003, the Company entered into a $175.0 million senior secured revolving credit facility (the "Revolving Credit Facility") that matures August 21, 2008. The Revolving Credit Facility replaced the Company's former $125.0 million senior secured revolving credit facility which was scheduled to mature in August 2004. On November 4, 2003, in conjunction with the acquisition of Peebles Inc. (see Note 2), the Company increased the Revolving Credit Facility commitment from $175.0 million to $250.0 million. Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory and receivables as defined by the agreement. The daily interest rates under the Revolving Credit Facility are determined by a prime rate or Eurodollar rate plus an applicable margin as set forth in the Revolving Credit Facility agreement. Inventory, accounts receivable, cash and cash equivalents are pledged as collateral under the Revolving Credit Facility. The Revolving Credit Facility supports the Company's outstanding letters of credit requirements, and is also used by the Company to provide financing for working capital, capital expenditures, and other general corporate purposes. During 2003, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 2.9% and $48.2 million, respectively.

The Company also issues letters of credit to support certain merchandise purchases, which are required to collateralize retained risks and deductibles under various insurance programs. The Company had outstanding letters of credit totaling approximately $18.9 million at January 31, 2004, all of which were collateralized by the Company's Revolving Credit Facility. These letters of credit expire within twelve months of issuance. Excess borrowing availability under the Revolving Credit Facility at January 31, 2004, net of letters of credit outstanding and outstanding borrowings was $165.3 million.

The Revolving Credit Facility contains covenants which, among other things, restrict (i) the amount of additional debt or capital lease obligations, (ii) the amount of capital expenditures, payment of dividends and repurchase of common stock under certain circumstances, and (iii) related party transactions. At January 31, 2004, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility.

At January 31, 2004, the Company had two capital lease obligations in the amount of $0.9 million, one of which is in the form of an industrial revenue bond. The annual principal payment required on this debt is $0.4 million per year, which is classified as short-term.

NOTE 6 - STOCKHOLDERS' EQUITY

Under the Plan of Reorganization (the "Plan"), as defined in Note 13, the Company generally settled pre-petition debt claims by issuing shares of a new class of common stock in a reorganized Stage Stores to those pre-petition creditors entitled to receive such distribution under the Plan. As of January 31, 2004, 47,119 of the shares issued were held in escrow related to unresolved claims of former creditors under the Plan. In addition, pursuant to the Plan, the Company issued 512,119 Series A Warrants with an exercise price of $15.00 and 1,078,146 Series B Warrants with an exercise price of $20.00 to subordinated pre-petition note holders. These warrants will expire August 23, 2006. The Plan did not provide for any distribution to the holders of pre-petition equity interest in the Company, including holders of the Company's old common stock and holders of the Company's old Class B Common Stock. Further, under the Plan, all pre-petition equity interests, including all shares of old common stock and old Class B Common Stock outstanding on the Effective Date were cancelled.

On July 29, 2002, the Board of Directors approved a stock repurchase program authorizing the Company to buy, from time to time during its 2002 fiscal year, up to $15.0 million of its common stock. On September 19, 2002, the Board of Directors approved the repurchase of an additional $10.0 million of the Company's common stock. On October 1, 2003, the Board approved a stock repurchase program authorizing the Company to buy, from time to time, up to $50.0 million of its common stock. Additional amounts of its outstanding common stock may also be repurchased using the proceeds that the Company receives from the exercise of options under its 2001 Equity Incentive Plan, including the tax benefits that will accrue to the Company from the exercise of these options. At January 31, 2004, $54.3 million was available to the Company for the stock repurchase, of which $12.0 million is from stock option exercises.

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

NOTE 7 - STOCK OPTION PLAN

Pursuant to the Plan as approved by the Company's shareholders (former creditors) and the Bankruptcy Court (see Note 13), the Company established the 2001 Equity Incentive Plan to reward, retain and attract key personnel. To fund the 2001 Equity Incentive Plan, 4,000,000 shares of the Company's common stock have been reserved.

A summary of the option activity under the 2001 Equity Incentive Plan follows:

		Weighted
	Number of	Average
	Outstanding	Option
	Options	Price
Options granted effective as of August 24, 2001	3,637,000	$ 15.00
Surrendered	-
Exercised	-
Options outstanding at February 2, 2002	3,637,000	15.00
Granted	108,000	22.43
Forfeited	(94,931)	15.58
Exercised	(83,663)	14.83
Options outstanding at February 1, 2003	3,566,406	15.21
Granted	311,500	26.92
Forfeited	(96,245)	15.78
Exercised	(536,596)	15.00
Options outstanding at January 31, 2004	3,245,065

The right to exercise options generally vests over four years from the date of grant, with 25% vesting at the end of each of the first four years following the date of grant, and will expire if not exercised ten years from the date of the grant.

A summary of outstanding and exercisable options as of January 31, 2004 follows:

			Weighted
		Weighted	Average		Weighted
	Number of	Average	Remaining	Number of	Average
Option	Outstanding	Exercise	Contractual	Exercisable	Exercise
Price	Options	Price	Life (in years)	Options	Price
$13.75 - $16.25	2,847,565	$ 15.01	7.5	1,156,693	$ 15.03
17.75 - 24.45	143,875	20.09	8.9	15,125	20.21
25.40 - 32.01	253,625	29.20	9.6	9,375	26.36
	3,245,065	16.35	7.8	1,181,193	15.19

NOTE 8 - BENEFIT PLANS

401(k) Plans: The Company has two contributory 401(k) savings plans (the "401(k) Plans") covering substantially all qualifying employees. Under the 401(k) Plans, participants may contribute up to 25% of their qualifying earnings, subject to certain restrictions. The Company currently matches 50% of each participant's contributions, limited up to 6% of each participant's compensation under the Plans. The Company may make annual discretionary matching contributions. The Company's matching contributions expense for the 401(k) Plans were approximately $0.7 million in 2003 and $0.8 million in each of the fiscal years 2002 and 2001.

Deferred Compensation Plans: The Company has two deferred compensation plans (the "Deferred Compensation Plans") which provide executives, certain officers and key employees of the Company with the opportunity to participate in unfunded, deferred compensation programs that are not qualified under the Internal Revenue Code of 1986, as amended, (the "Code"). Generally, the Code and the Employee Retirement Income Security Act of 1974, as amended, restrict contributions to a 401(k) plan by highly compensated employees. The Deferred Compensation Plans are intended to allow participants to defer income on a pre-tax basis. Under the Deferred Compensation Plans, participants may defer up to 50% of their base salary and up to 100% of their bonus and earn a rate of return based on actual investments chosen by each participant. The Company has established grantor trusts for the purposes of holding assets to provide benefits to the participants. For the plan involving the executives and certain officers, the Company will match 100% of each participant's contributions, up to 10% of the sum of their base salary and bonus. For the plan involving other key employees, the Company may make an annual discretionary matching contribution. The Company currently matches 50% of each participant's contributions, up to 6% of the participant's compensation offset by what contribution the Company makes to the participant's 401(k) account, if any. For both plans, Company contributions are vested 100%. In addition, the Company may, with approval by the Board of Directors, at its sole discretion, make an additional employer contribution in any amount with respect to any participant as is determined in its sole discretion. The Company's matching contribution expense for the Deferred Compensation Plans was approximately $0.7 and $0.8 million for 2003 and 2002, respectively.

Non-Employee Director Equity Compensation Plan: In 2003, the Company adopted, and the Company's shareholders approved, the 2003 Non-Employee Director Equity Compensation Plan. 100,000 shares of the Company's stock have been reserved to fund this plan. Under this plan, non-employee Directors have the option to defer all or a portion of their annual compensation fees and to receive such deferred fees in the form of restricted stock or deferred stock units as defined in this plan. At January 31, 2004, $0.1 million was deferred under this plan.

Frozen Defined Benefit Plans: The Company sponsors a defined benefit plan, which covered substantially all employees who had met eligibility requirements and were enrolled prior to June 30, 1998. This plan was frozen effective June 30, 1998. In connection with the Acquisition, the Company acquired the Employees Retirement Plan of Peebles Inc., which covers certain participants who, in 1997, had reached certain age and years of service requirements. This plan was closed to new participants at February 1, 1998. Benefits for both plans (the "Retirement Plans" or the "Plans") are administered through trust arrangements, which provide monthly payments or lump sum distributions. Benefits under the Plans were based upon a percentage of the participant's earnings during each year of credited service. Any service after the date the Plans were frozen will continue to count toward vesting and eligibility for normal and early retirement for existing participants.

Information regarding the Retirement Plans is as follows (in thousands):

	Fiscal Year
	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$ 37,210	$ 36,560
Acquisition of Peebles at November 2, 2003	3,092	-
Service cost	13	-
Interest cost	2,187	2,364
Actuarial (gain) loss	(683)	1,118
Plan disbursements	(2,960)	(2,832)
Projected benefit obligation at end of year	38,859	37,210

Change in plan assets:
Fair value of plan assets at beginning of year	21,573	26,294
Acquisition of Peebles at November 2, 2003	2,340	-
Actual return on plan assets	5,049	(3,801)
Employer contributions	1,700	1,912
Plan disbursements	(2,960)	(2,832)
Fair value of plan assets at end of year	27,702	21,573

Funded status:	(11,157)	(15,637)
Contribution after measurement date and on or before fiscal year end	210	-
Unrecognized net actuarial loss	2,601	6,491
Net amount recognized	$ (8,346)	$ (9,146)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability	$ (8,346)	$ (12,350)
Accumulated other comprehensive loss, pre-tax	-	3,204
Net amount recognized	$ (8,346)	$ (9,146)

Weighted-average disclosure assumptions:
For determining benefit obligations at year-end:
Discount rate	6.0%	6.5%
Rate of compensation increase (1)	5.0%	N/A
For determining net periodic cost for year:
Discount rate	6.5%	6.5%
Rate of compensation increase (1)	5.0%	N/A
Expected return on assets	8.5%	8.5%

The Company uses long-term historical actual return data considering the mix of investments that comprise plan assets to develop its expected return on plan assets. The Plans' trustees have engaged investment advisors to monitor performance of the investments of the Plans' assets and consult with the Plans' trustees. The Plans' assets are invested in funds managed by third party fiduciaries. The allocations of Plans' assets by category are as follows:

	2004 Target	Fiscal Year
	Allocation	2003	2002
Equity securities	65%	67%	64%
Debt securities	19%	15%	16%
Managed futures (2)	16%	14%	17%
Other - primarily cash	-	4%	3%
Total	100%	100%	100%

___________________________________

(1) Applicable only to the plan assumed in the Acquisition.

(2) Comprised of three separate funds employing diversified long/short strategies.

The Company employs a total return investment approach whereby a mix of equities, fixed income and managed futures investments are used to maximize the long-term return on plan assets for a prudent level of risk. The investment portfolio primarily contains a diversified mix of equity, fixed-income and managed futures funds. The equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value, and small and large capitalizations. The managed futures funds employ diversified long/short investment strategies. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews and annual liability measurements.

The components of pension cost for the Retirement Plans were as follows (in thousands):

				Predecessor
	Reorganized Company			Company
			Twenty-Two	Thirty
			Weeks Ended	Weeks Ended
	Fiscal Year		February 2,	September 1,
	2003	2002	2002	2001
Net periodic pension cost for the fiscal year:
Service cost	$ -	$ -	$ -	$ -
Interest cost	2,139	2,364	1,039	1,237
Expected return on plan assets	(1,805)	(2,142)	(859)	(1,372)
Net loss amortization	6	-	-	376
Net periodic pension cost	$ 340	$ 222	$ 180	$ 241
The Company's funding policy is to make contributions to maintain the minimum funding requirements for its pension obligations in accordance with the Employee Retirement Income Security Act. The Company may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs. The Company expects to contribute approximately $2.0 million during 2004.

NOTE 9 - OPERATING LEASES

The Company leases stores, the corporate headquarters, one of its distribution centers and equipment under operating leases. Such leases generally require that the Company pay for utilities, taxes and maintenance expense. A number of store leases provide for escalating minimum rent. In such leases, rental expense is recognized on a straight-line basis over the life of the lease. Some of the Company's store leases provide for contingent rentals, generally based upon a percentage of net sales. The Company has renewal options for most of its store leases. A summary of rental expense associated with operating leases is as follows (in thousands):

	Reorganized			Predecessor
	Company			Company
			Twenty-Two	Thirty
	Fiscal	Fiscal	Weeks Ended	Weeks Ended
	Year	Year	February 2,	September 1,
	2003	2002	2002	2001
Minimum rentals	$ 33,192	$ 24,745	$ 9,920	$ 14,219
Contingent rentals	5,640	7,809	3,967	4,013
Equipment rentals	1,342	1,496	1,158	2,006
	$ 40,174	$ 34,050	$ 15,045	$ 20,238

Minimum rental commitments on long-term non-cancelable operating leases at January 31, 2004, net of sub-leases, are as follows (in thousands):

Fiscal Year
2004	$ 47,001
2005	41,671
2006	34,780
2007	28,508
2008	22,698
Thereafter	79,549
Total	$ 254,207
NOTE 10 - INCOME TAXES

All Company operations are domestic. Income tax expense charged to continuing operations consisted of the following (in thousands):

	Reorganized			Predecessor
	Company			Company
			Twenty Two	Thirty Weeks
	Fiscal	Fiscal	Weeks Ended	Ended
	Year	Year	February 2,	September 1,
	2003	2002	2002	2001
Federal income tax expense:
Current	$ 16,850	$ 14,878	$ -	$ -
Deferred	12,892	15,538	11,845	-
	29,742	30,416	11,845	-
State income tax expense:
Current	$ 364	$ 45	$ -	$ 15
Deferred	1,519	1,486	1,045	-
	1,883	1,531	1,045	15
	$ 31,625	$ 31,947	$ 12,890	$ 15

Reconciliation between the federal income tax expense charged to income before income tax computed at statutory tax rates and the actual income tax expense recorded follows (in thousands):
	Reorganized			Predecessor
	Company			Company
			Twenty Two	Thirty Weeks
	Fiscal	Fiscal	Weeks Ended	Ended
	Year	Year	February 2,	September 1,
	2003	2002	2002	2001
Federal income tax expense
at the statutory rate	$ 30,325	$ 30,220	$ 12,188	$ 81,356
State income taxes, net	1,224	995	679	3,194
Other, net	76	732	23	5,072
Valuation allowance	-	-	-	(89,607)
	$ 31,625	$ 31,947	$ 12,890	$ 15

There is no tax calculated on the gain on debt discharge in the thirty weeks ended September 1, 2001, as such gain is specifically excluded from taxable income under the Internal Revenue Code. A portion of the gain reduced the net operating loss carryforward.

Deferred tax assets (liabilities) consist of the following (in thousands):

	January 31,	February 1,
	2004	2003
Gross deferred tax assets
Net operating loss carryforwards	$ 10,871	$ 15,910
Bad debts	1,386	7,709
AMT tax credit carryforwards	2,881	2,881
Accrued expenses	2,584	2,343
Pension obligations	2,707	4,591
Lease obligations	1,322	1,354
Inventory	10,267	4,852
Deferred income	8,083	1,762
Other	2,781	1,448
	42,882	42,850
Gross deferred tax liabilities:
State income taxes	(2,143)	(2,274)
Depreciation and amortization	(21,900)	(3,118)
Other	(2,416)	(1,662)
	(26,459)	(7,054)
Valuation allowance	(2,750)	(2,500)
Net deferred tax assets	$ 13,673	$ 33,296

SFAS No. 109 requires recognition of future tax benefits of deferred tax assets to the extent such realization is more likely than not. Consistent with the requirements of SFAS No. 109, the tax benefits recognized related to pre-reorganization deferred tax assets have been recorded as a direct addition to additional paid-in-capital. In recognizing such tax benefits at January 31, 2004, management has considered the nonrecurring nature of significant expenses, which contributed to the creation of the operating loss carryforwards and the improving trend of operations. The net change in the valuation allowance for deferred tax assets in 2003 was an increase of $0.3 million relating to additional reserve on $1.2 million reinstated deferred taxes on pre-organization net operating losses in several states, net of the valuation allowance. The valuation allowance of $2.8 million at January 31, 2004, was established due to tax credits and state net operating losses, which may expire prior to utilization.

The Company has net operating loss carryforwards for federal income tax purposes of approximately $15.3 million, which if not utilized will expire after 2020. The Company has net operating loss carryforwards for state income tax purposes of approximately $79.0 million, which if not utilized, will expire in varying amounts between 2004 and 2021.

NOTE 11 - QUARTERLY FINANCIAL INFORMATION (unaudited)

The following table shows quarterly information (in thousands, except per share amounts):

	Fiscal Year 2003
	Q1	Q2	Q3	Q4
Net sales	$ 197,987	$ 207,721	$ 197,949	$ 368,555
Gross profit	62,501	58,324	55,230	103,552
Net income	13,386	9,120	12,907	19,606
Basic earnings per common share	0.71	0.48	0.68	1.02
Diluted earnings per common share	0.69	0.45	0.63	0.94
Basic weighted average shares	18,877	18,905	19,007	19,224
Diluted weighted average shares	19,527	20,048	20,489	20,765

	Fiscal Year 2002
	Q1	Q2	Q3	Q4
Net sales	$ 206,668	$ 207,536	$ 204,420	$ 256,933
Gross profit	72,255	62,233	56,998	73,706
Net income	17,765	10,354	10,215	16,063
Basic earnings per common share	0.89	0.52	0.53	0.85
Diluted earnings per common share	0.82	0.47	0.50	0.81
Basic weighted average shares	19,967	19,955	19,362	18,917
Diluted weighted average shares	21,634	21,852	20,289	19,868

The increase in fourth quarter of fiscal 2003 net sales as a percentage of the total year reflects the impact of the inclusion of the acquired Peebles stores net sales of $95.9 million. The sales contribution by quarter is expected to return to historical percentages in fiscal 2004. Also included in net income in the third quarter of fiscal 2003 is the gain on sale of receivables, net of tax, of approximately $7.8 million.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Litigation: From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of their business. Management does not believe that any pending litigation matters, either individually or in the aggregate, are material to the financial position, results of operations or cash flows of the Company or its subsidiaries.

NOTE 13 - BANKRUPTCY AND REORGANIZATION PROCEEDINGS

On June 1, 2000, the Company's predecessors, Stage Stores, Inc., a Delaware corporation, Specialty Retailers, Inc. (NV) and Specialty Retailers, Inc. (collectively, the "Debtors"), filed voluntarily petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code (the "Bankruptcy Proceedings"). The Company's Plan of Reorganization (the "Plan") was confirmed on August 8, 2001 and became effective on August 24, 2001 (the "Effective Date"). On December 31, 2002, the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Bankruptcy Court") entered a Final Decree in the Bankruptcy Proceedings, which closed the Bankruptcy Proceedings. For financial reporting purposes, the Effective Date of the Plan was assumed to be September 1, 2001, the last day of the Company's seventh fiscal period. With the change in ownership resulting from the Plan, the Company adopted fresh-start reporting in accordance with the recommended accounting principles for entities emerging from Chapter 11 set forth in the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". The adjustments to reflect the consummation of the Plan, including the gain on discharge of pre-petition liabilities and the adjustment to record assets and liabilities at their fair value, were reflected in the thirty week period ended September 1, 2001. Accordingly, the financial position and operations for the Reorganized Company are not prepared on a basis comparable to those of the Predecessor Company.

In adopting "fresh-start" reporting, the Company was required to determine its enterprise value, which represents the fair market value of all assets of a business available to satisfy the fixed debt obligations of the Company. The Company's enterprise value was determined to be within a range that centered around a point estimate of $307.5 million. The enterprise value of the Company was determined by consideration of several factors and reliance on various valuation methods, including discounted future cash flows, peer group comparables, sales and earnings before interest, taxes, depreciation and amortization ("EBITDA"). Based on the comparative assessment of the Company to its peer group, a 5.25 multiple of EBITDA and a 0.375 multiple of sales were selected. In addition, a discount rate of 14.2% was selected for use in discounting projected future cash flows. After taking into account appropriate deductions from enterprise value, a reorganized equity value, on a fair market value basis, of $300.0 million was derived.

Reorganization Expense and Store Closure Costs: During 2000, as part of the restructuring process, the Court approved the Company's plan to close 241 stores (the "2000 Store Closing Program"). The 2000 Store Closing Program was conducted in two phases, the first of which was completed during the third quarter of 2000. The second phase, which commenced in January 2001, was completed in April 2001. The net expense in the thirty-weeks ended September 1, 2001 related to the Company's Bankruptcy Proceedings, reorganization efforts and 2000 Store Closing Program were as follows (in thousands):

Thirty Weeks
Ended
September 1,
2001
Costs associated with the store closures	$ 2,454
Professional fees associated with the bankruptcy	14,600
Key employee retention and emergence bonuses	5,925
Other	162
Total	$ 23,141