Form 10-Q
period 2004-06-07
STAGE STORES INC
filed 2004-06-07
CIK 6885

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

Form 10-Q

                            (Mark One)

      ☑                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                     For the quarterly period ended May 1, 2004

OR

      ☐                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to

Commission file number 1-14035

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

As of June 1, 2004, there were 18,217,053 shares of the registrant's common stock outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page
Number

Item 1. Financial Statements
Condensed Consolidated Balance Sheets - May 1, 2004 and
January 31, 2004	3
Condensed Consolidated Statements of Income - Thirteen Weeks
Ended May 1, 2004 and May 3, 2003	4
Condensed Consolidated Statements of Cash Flows - Thirteen Weeks
Ended May 1, 2004 and May 3, 2003	5
Condensed Consolidated Statement of Stockholders' Equity
for the Thirteen Weeks Ended May 1, 2004	6
Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	15

Item 3. Defaults Upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits and Reports on Form 8-K	16

SIGNATURES	18

References to a particular year are to Stage Stores, Inc.'s fiscal year, which is the 52 or 53 week period ending on the Saturday closest to January 31st of the following calendar year. For example, a reference to "2003" is a reference to the fiscal year ended January 31, 2004 and a reference to "2004" is a reference to the fiscal year ending January 29, 2005. Fiscal years 2003 and 2004 consist of 52 weeks.

PART I - FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

Stage Stores, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par values)
(unaudited)

	May 1, 2004	January 31, 2004

ASSETS
Cash and cash equivalents	$ 16,536	$ 14,733
Accounts receivable, net	-	35,112
Merchandise inventories	298,978	259,687
Current deferred taxes	25,734	27,701
Prepaid expenses and other current assets	14,619	26,071
Total current assets	355,867	363,304

Property, equipment and leasehold improvements, net	188,644	190,958
Goodwill	80,054	80,054
Intangible asset	14,910	14,910
Other long-term assets, net	10,576	10,021
Total assets	$ 650,051	$ 659,247

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$ 74,004	$ 75,685
Income taxes payable	7,277	2,598
Current portion of long-term debt	381	381
Accrued expenses and other current liabilities	55,990	54,083
Total current liabilities	137,652	132,747

Long-term debt	305	11,242
Deferred taxes	13,254	14,028
Other long-term liabilities	28,509	28,156
Total liabilities	179,720	186,173

Commitments and contingencies

Common stock, par value $0.01, 50,000 shares authorized,
20,792 and 20,579 shares issued	208	206
Additional paid-in capital	380,377	374,645
Less treasury stock - at cost (2,137 and 1,414 shares, respectively)	(60,523)	(33,127)
Retained earnings	150,269	131,350
Stockholders' equity	470,331	473,074
Total liabilities and stockholders' equity	$ 650,051	$ 659,247

                     The accompanying notes are an integral part of these statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Income
(in thousands, except earnings per share)
(unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 1, 2004	May 3, 2003

Net sales	$ 289,658	$ 197,987
Cost of sales and related buying, occupancy
and distribution expenses	192,588	135,486
Gross profit	97,070	62,501

Selling, general and administrative expenses	66,313	40,515
Store opening costs	314	509
Interest, net of income of $13 and $38, respectively	413	397
Income before income tax	30,030	21,080

Income tax expense	11,111	7,694
Net income	$ 18,919	$ 13,386

Basic earnings per share data:

Basic earnings per share	$ 1.00	$ 0.71

Basic weighted average shares outstanding	18,925	18,877

Diluted earnings per share data:

Diluted earnings per share	$ 0.91	$ 0.69

Diluted weighted average shares outstanding	20,779	19,527

             The accompanying notes are an integral part of these statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 1, 2004	May 3, 2003
Cash flows from operating activities:
Net income	$ 18,919	$ 13,386
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	7,729	5,122
Amortization of debt issue costs	111	334
Provision for bad debts	311	6,698
Deferred tax benefit	1,193	1,596
Proceeds from sale of private label credit card portfolio, net	34,764	-
Changes in operating assets and liabilities:
Decrease in accounts receivable and retained interest in receivables sold	3,537	26,404
Increase in merchandise inventories	(39,291)	(18,011)
Decrease in other assets	10,752	1,248
Increase (decrease) in accounts payable and other liabilities	4,178	(7,547)
Total adjustments	23,284	15,844
Net cash provided by operating activities	42,203	29,230

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(5,381)	(4,242)
Net cash used in investing activities	(5,381)	(4,242)

Cash flows from financing activities:
Repayment of revolving credit facility	(10,700)	-
Repurchase of accounts receivable from accounts receivable trust	-	(24,000)
Long-term debt repayment	(237)	(200)
Repurchase of common stock	(27,396)	-
Exercise of stock options proceeds	3,314	208
Net cash used in financing activities	(35,019)	(23,992)
Net increase in cash and cash equivalents	1,803	996
Cash and cash equivalents:
Beginning of period	14,733	20,886
End of period	$ 16,536	$ 21,882
Supplemental disclosures:
Interest paid	$ 327	$ 235
Income taxes paid	$ 2,842	$ 3,279

                                  The accompanying notes are an integral part of these statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For the Thirteen Weeks Ended May 1, 2004
(in thousands)
(unaudited)

	Common		Additional	Treasury
	Stock		Paid-in	Stock		Retained
	Shares	Amount	Capital	Shares	Amount	Earnings	Total

Balance, January 31, 2004	20,579	$ 206	$ 374,645	(1,414)	$ (33,127)	$ 131,350	$ 473,074

Net income	-	-	-	-	-	18,919	18,919
Repurchases of common stock	-	-	-	(723)	(27,396)	-	(27,396)
Stock options exercised,
including tax benefit	213	2	5,732	-	-	-	5,734

Balance, May 1, 2004	20,792	$ 208	$ 380,377	(2,137)	$ (60,523)	$ 150,269	$ 470,331

                                   The accompanying notes are an integral part of these statements.

Stage Stores, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements of Stage Stores, Inc. ("Stage Stores" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Those adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto filed with Stage Stores' Annual Report on Form 10-K for the year ended January 31, 2004. References to a particular year are to Stage Stores' fiscal year, which is the 52 or 53 week period ending on the Saturday closest to January 31st of the following calendar year. For example, references to "2003" mean the fiscal year ended January 31, 2004 and a reference to "2004" is a reference to the fiscal year ending January 29, 2005.

Stage Stores, through its wholly-owned subsidiaries Specialty Retailers (TX) LP and SRI Limited Partner LLC, operates family apparel stores under the Stage, Bealls and Palais Royal names throughout the South Central states, and under the Peebles name throughout the Mid-Atlantic, Southeastern and Midwestern states, offering moderately priced nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family. As of May 1, 2004, the Company operated 516 stores in 27 states.

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

	Thirteen Weeks Ended
	May 1, 2004	May 3, 2003

Net income, as reported	$ 18,919	$ 13,386
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(616)	(565)
Pro forma net income	$ 18,303	$ 12,821

Earnings per share:
Basic - as reported	$ 1.00	$ 0.71
Basic - pro forma	0.97	0.68

Diluted - as reported	$ 0.91	$ 0.69
Diluted - pro forma	0.88	0.66

The following tables provides the significant weighted average assumptions used in the determination the estimated fair value under the Black-Scholes option-pricing model of each option granted in the first quarter of current and prior year.

	Thirteen Weeks Ended
	May 1, 2004	May 3, 2003

Expected volatility	36.01%	41.52%
Risk free rate	1.94%	2.03%
Expected life of options (in years)	3.0	3.0
Expected dividend yield	0.00%	0.00%

3. Sale of Peebles' Private Label Credit Card Program

On November 4, 2003, the Company acquired Peebles Inc. ("Peebles"), a privately held, similarly focused retail company headquartered in South Hill, Virginia (the "Acquisition"), which then operated 136 stores in 17 Mid-Atlantic, Southeastern and Midwestern states under the Peebles name. With the Acquisition, the Company also acquired Peebles' private label credit card portfolio. On March 5, 2004, the Company sold this private label credit card portfolio to World Financial Network National Bank (the "Bank"). At closing, the Company received consideration of approximately $34.8 million which approximated the amount of account balances outstanding at the time of closing. Under the terms of the Amended and Restated Program Agreement dated March 5, 2004, the Company is obligated to reimburse the Bank up to a total of $3.5 million based on the non-attainment of a defined net portfolio yield performance.

4. Long-Term Debt

Long-term debt consists of the following (in thousands):

	May 1,	January 31,
	2004	2004
Revolving Credit Facility	$ -	$ 10,700
Other	686	923
	686	11,623
Less: Current portion of long-term debt	381	381
	$ 305	$ 11,242

On August 21, 2003, the Company entered into a $175.0 million senior secured revolving credit facility (the "Revolving Credit Facility") that matures on August 21, 2008. On November 4, 2003, in conjunction with the Acquisition, the Company increased the Revolving Credit Facility commitment from $175.0 million to $250.0 million. Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. The daily interest rates under the Revolving Credit Facility are determined by a prime rate or Eurodollar rate plus an applicable margin as set forth in the Revolving Credit Facility agreement. Inventory, accounts receivable, cash and cash equivalents are pledged as collateral under the Revolving Credit Facility. The Revolving Credit Facility supports the Company's outstanding letters of credit requirements, and is also used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes. The Company did not have any outstanding borrowings at May 1, 2004. Excess borrowing availability under the Revolving Credit Facility, net of letters of credit outstanding of $18.9 million, was $170.4 million at May 1, 2004. During the first quarter of 2004, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 3.3% and $2.0 million, respectively.

The Revolving Credit Facility contains covenants which, among other things, restrict (i) the amount of additional debt or capital lease obligations, (ii) the amount of capital expenditures, payment of dividends and repurchase of common stock under certain circumstances, and (iii) related party transactions. The Company continually monitors its liquidity position and compliance with those covenants. At May 1, 2004, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility.

At May 1, 2004, the Company had two capital lease obligations in the amount of $0.7 million, one of which is in the form of an industrial revenue bond. The annual principal payment required on this debt is $0.4 million per year, which is classified as short-term.

5. Income Taxes

The provision for income taxes is computed based on the pretax income included in the Unaudited Condensed Consolidated Statements of Income. The asset and liability approach is used to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and the tax basis of assets and liabilities. The classification of the tax provision between current and deferred taxes on the interim period financials is based on the expected relationship of these classifications on the tax provision for the full fiscal year.

6. Earnings per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares, as well as all potentially dilutive common share equivalents outstanding. Stock options and warrants are the only potentially dilutive share equivalents the Company has outstanding.

The following table illustrates the components used to determine total diluted shares (in thousands):

	Thirteen weeks ended
	May 1, 2004	May 3, 2003
Basic weighted average shares outstanding	18,925	18,877
Effect of dilutive securities:
Stock options	1,053	526
Warrants	801	124
Diluted weighted average shares outstanding	20,779	19,527

The increase in the dilutive impact of stock options and warrants in the current year first quarter over the prior year first quarter is primarily due to the increase in the weighted average market price of the Company's common stock. The weighted average market price for the current and prior year first quarter was $37.07 and $19.79, respectively.

The following table illustrates the number of stock options that were outstanding but not included in the computation of diluted weighted average shares outstanding because the exercise price of the stock options was greater than the weighted average market price of the Company's common stock for the current year first quarter (in thousands):

	Thirteen weeks ended
	May 1, 2004	May 3, 2003

Number of anti-dilutive options outstanding	3	120

7. Stock Repurchase Program

On October 1, 2003, the Board approved a stock repurchase program authorizing the Company to buy, from time to time, up to $50.0 million of its common stock. Additional amounts of its outstanding common stock may also be repurchased using the proceeds that the Company receives from the exercise of options under its 2001 Equity Incentive Plan, including the tax benefits that will accrue to the Company from the exercise of these options. At May 1, 2004, $32.0 million was available to the Company for the stock repurchase, of which $17.1 million is related to stock option exercises.

8. Retirement Plans

The Company sponsors two defined benefit plans. One was frozen effective June 30, 1998, and the other was closed to new participants at February 1, 1998 (the "Retirement Plans"). Information regarding the Retirement Plans is as follows (in thousands):

Components of Net Periodic Pension Costs
	Thirteen Weeks Ended
	May 1, 2004	May 3, 2003
Service cost	$ 14	$ -
Interest cost	557	535
Expected return on plan assets	(550)	(451)
Net loss amortization	-	2
Net periodic pension cost	$ 21	$ 86
Employer Contribution

The Company expects to contribute approximately $2.0 million to its Retirement Plans in 2004. As of May 1, 2004, $0.6 million of contributions have been made.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

Certain statements in this Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the ability of the Company and its subsidiaries to maintain normal trade terms with vendors, the ability of the Company and its subsidiaries to comply with the various covenant requirements contained in the Company's Revolving Credit Facility (as defined below), the demand for apparel and other factors. The demand for apparel and sales volume can be affected by an economic downturn, a decline in consumer confidence, unusual weather patterns, an increase in the level of competition in the Company's market areas, competitors' marketing strategies, changes in fashion trends, changes in the average cost of merchandise purchased for resale, availability of product on normal payment terms and the failure to achieve the expected results of the Company's merchandising and marketing plans as well as its store opening plans. The occurrence of any of the above could have a material and adverse impact on the Company's operating results. Most of these factors are difficult to predict accurately and are generally beyond the Company's control. Readers should consider the areas of risk described in the Company's Form 10-K for the year ended January 31, 2004 (the "Form 10-K"). Readers should carefully review the Form 10-K in its entirety, including but not limited to the Company's financial statements and the notes thereto and the risks described under "Risk Factors" in Item 1 of the Form 10-K. Except for the Company's ongoing obligations to disclose material information under the federal securities laws, the Company undertakes no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

General

Stage Stores is a Houston, Texas-based regional, specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family. As of May 1, 2004, the Company operated 516 stores located in 27 states. The Company operates under the Stage, Bealls and Palais Royal names throughout the South Central states, and under the Peebles name throughout the Mid-Atlantic, Southeastern and Midwestern states. The Company's principal focus is on consumers in small and mid-size markets which the Company believes are under-served and less competitive. The Company believes that it is able to differentiate itself from the competition in the small and mid-size markets in which it operates by offering consumers access to basic as well as fashionable, brand name merchandise not typically carried by other retailers in the same market area. In the highly competitive metropolitan markets in which it operates, the Company competes against national department store chains, which similarly offer moderately priced, brand name and private label merchandise. As a way of differentiating itself from the competition in these larger markets, the Company offers consumers a high level of customer service in convenient locations.

During 2003, the Company made the strategic decision to sell the Stage private label credit card portfolio. On September 12, 2003, the Company sold the Stage portfolio of private label credit card accounts, as well as other assets related to its private label credit card program, to World Financial Network National Bank (the "Bank") and ADS Alliance Data Systems, Inc., subsidiaries of Alliance Data Systems Corporation, and realized proceeds of approximately $172.0 million, which included prepaid marketing funds.

On November 4, 2003, the Company redeployed the proceeds from the sale of its private label credit card portfolio and acquired Peebles Inc. ("Peebles"), a privately held, similarly focused retail company headquartered in South Hill, Virginia (the "Acquisition"). The purchase price paid for Peebles Inc. was $174.6 million, including acquisition costs and net of cash acquired and debt assumed. The Acquisition has been accounted for under the purchase method of accounting, and accordingly, the results of operations of Peebles have been included in the Company's consolidated financial statements from the date of acquisition. In order to maximize the potential of the Acquisition, the Company has maintained the highly recognizable Peebles name on the stores, and key members of Peebles management team are continuing in their present capacity in South Hill. With the addition of Peebles, the Company believes that it has strengthened its position as one of the leading retailers of branded family apparel in small town America. The Company further believes that the Acquisition creates new opportunities for unit growth and geographical expansion and improves its competitive position.

As a result of the above transactions, the current year first quarter results include the sales and earnings contribution from the acquired Peebles stores, but do not include any net credit income. Conversely, the prior year first quarter results include net credit income, which was treated as a reduction to selling, general and administrative expense, but had no sales and earnings contribution from the acquired Peebles stores.

The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements as included in the Form 10-K.

Results of Operations

The following table sets forth the results of operations as a percentage of sales for the periods indicated:

	Thirteen Weeks Ended
	May 1, 2004	May 3, 2003

Net sales	100.0%	100.0%
Cost of sales and related buying,
occupancy and distribution expenses	66.5	68.4
Gross profit	33.5	31.6
Selling, general and administrative expenses	22.9	20.5
Store opening costs	0.1	0.3
Interest, net	0.1	0.2
Income before income tax	10.4	10.6
Income tax expense	3.8	3.9
Net income*	6.5%	6.8%

*Totals may not foot due to rounding.

Thirteen Weeks Ended May 1, 2004 Compared to Thirteen Weeks Ended May 3, 2003

Sales for the thirteen weeks ended May 1, 2004 (the "current year first quarter") increased 46.3% to $289.7 million from $198.0 million for the thirteen weeks ended May 3, 2003 (the "prior year first quarter"). Comparable store sales increased 4.5% as compared to a decrease of 7.5% in the prior year first quarter. On a pro forma basis, including results for the Peebles stores, the decrease was 6.8% in the prior year first quarter. The increase in total sales primarily reflects the impact of sales from the Peebles stores, which contributed $70.4 million during the current year first quarter, as well as the impact of the 18 net new stores opened since the end of prior year first quarter, none of which were in the comparable store base during the current year first quarter. In its various merchandise categories, the Company achieved the largest comparable store sales increases during the current year first quarter in its special sizes, misses sportswear, accessories, outerwear and footwear departments. On a market population basis, the Company achieved overall comparable store sales increases during the current year first quarter in its small, mid-size and large markets store groups, with the strongest sales performance occurring in its smaller market group of stores.

Gross profit increased 55.3% to $97.1 million for the current year first quarter from $62.5 million for the prior year first quarter. Gross profit, as a percent of sales, was 33.5% in the current year first quarter and 31.6% in the prior year first quarter. Gross profit in the current year first quarter benefited from higher maintained merchandise margins associated with improved consumer demand for products and lower inventory shrink expense, partially offset by higher aggregate occupancy, buying and distribution expenses, which are included in cost of sales. The increase in occupancy, buying and distribution expenses was primarily attributable to higher occupancy costs associated with higher rent, taxes and common area charges, and incremental depreciation expense, associated with the 18 net new stores that have been added since the end of prior year first quarter as well as certain store closure costs.

The following is a summary of the changes between the current year first quarter and the prior year first quarter in the components of cost of sales, expressed as a percent of sales:

Increase
(decrease)
Quarter 1
2004
Merchandise cost of sales	(2.2)%
Shrink expense	(0.3)
Occupancy, buying and distribution expenses	0.6
Total cost of sales and related buying, occupancy
and distribution expenses	(1.9)%

Selling, general and administrative ("SG&A") expenses for the current year first quarter increased $25.8 million or 63.7% to $66.3 million from $40.5 million in the prior year first quarter and, as a percent of sales, increased to 22.9% from 20.5% in the comparable period last year. SG&A expenses for the current year first quarter increased from the prior year first quarter primarily as a result of the increase in the number of stores in operation in the current year first quarter, including the acquired Peebles stores, and the fact that there was no net credit income from the Company's private label credit card program in the current year first quarter as compared to the prior year first quarter. SG&A expenses in the prior year first quarter included, as an offset to SG&A expenses, the net income contributions from Stage's private label credit card program prior to its sale on September 12, 2003, which included service charge and late fee income, operating expenses incurred by the Company in origination of credit, customer service and collection activities, interest expense on securitization facility borrowings and certain other items (collectively "Net Credit Income"). Net Credit Income in the prior year first quarter was $6.4 million, or 3.2% of sales. SG&A expenses in the prior year first quarter, excluding the $6.4 million of Net Credit Income, would have been $46.9 million, or 23.7% of sales. As compared to the adjusted rate of 23.7% for the prior year first quarter, the current year first quarter's rate of 22.9% represents an improvement of 0.8%. The improvement is due to better overall leverage from this year's higher sales, as well as specific areas of improvement such as lower store payroll costs and advertising expenses. Advertising expenses benefited from the relatively lower advertising costs at the Peebles stores, as well as the marketing support received under the Company's Amended and Restated Program Agreement for private label credit card promotions. The favorable variances in these expense categories were offset somewhat by an increase over the prior year first quarter in incentive compensation expense, reflecting this year's performance versus the Company's internal targets for the current year first quarter.

Store opening costs in the current year first quarter of $0.3 million relate to the 6 new stores opened during the current year first quarter as compared to $0.5 million incurred in the prior year first quarter related to the eight new stores opened in the prior year first quarter.

Net interest expense was $0.4 million both in the current and prior year first quarters. The Company's primary source of funding is its Revolving Credit Facility, as discussed in "Liquidity and Capital Resources".

The Company's effective tax rate in 2004 is estimated to be 37%, resulting in income tax expense of $11.1 million in the current year first quarter, as compared to income tax expense of $7.7 million in the prior year first quarter, during which its effective tax rate was 36.5%.

As a result of the foregoing, the Company had net income of $18.9 million for the current year first quarter as compared to net income of $13.4 million for the prior year first quarter, an increase of 41.0%.

Seasonality

Historically, the Company's business is seasonal and sales traditionally are lower during the first three quarters of the year (February through October) and higher during the last three months of the year (November through January). The fourth quarter usually accounts for about 30% of the Company's annual sales, with the other quarters accounting for approximately 22% to 24% each. The sales levels and gross profit margins achieved on a quarterly basis are impacted by the changes in seasonal weather patterns as well as the level of promotions associated with the traditional holiday period or other sales events (e.g., back-to-school sales) which tend to impact consumer demand for apparel.

Liquidity and Capital Resources

The Company's liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows, (iii) normal trade credit terms from the vendor and factor community, and (iv) its Revolving Credit Facility. During the current year first quarter, the Company's cash flow also benefited from the sale of the Peebles' private label credit card portfolio.

With the acquisition of Peebles ("the Acquisition"), the Company also acquired Peebles' private label credit card portfolio. On March 5, 2004, the Company sold this private label credit card portfolio to the Bank. At closing, the Company received consideration of approximately $34.8 million, which approximated the amount of account balances outstanding at the time of closing. Under the terms of the Amended and Restated Program Agreement, dated March 5, 2004, the Company is obligated to reimburse the Bank up to a total of $3.5 million based on the non-attainment of a defined net portfolio yield performance.

On August 21, 2003, the Company entered into a $175.0 million senior secured revolving credit facility (the "Revolving Credit Facility") that matures August 21, 2008. On November 4, 2003, in conjunction with the Acquisition, the Company increased the Revolving Credit Facility commitment from $175.0 million to $250.0 million. Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. The daily interest rates under the Revolving Credit Facility are determined by a base rate or Eurodollar rate plus an applicable margin as set forth in the Revolving Credit Facility agreement. Inventory, accounts receivable, cash and cash equivalents are pledged as collateral under the Revolving Credit Facility. The Revolving Credit Facility supports the Company's outstanding letters of credit requirements, and is also used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes. The Company did not have any outstanding borrowings at May 1, 2004. Excess borrowing availability under the Revolving Credit Facility, net of letters of credit outstanding of $18.9 million, was $170.4 million at May 1, 2004.

The Revolving Credit Facility contains covenants which, among other things, restrict (i) the amount of additional debt or capital lease obligations, (ii) the amount of capital expenditures, payment of dividends and repurchase of common stock under certain circumstances, and (iii) related party transactions. The Company continually monitors its liquidity position and compliance with those covenants. At May 1, 2004, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility.

The Company had $42.2 million in cash provided from operating activities in the current year first quarter. In addition to the $34.8 million proceeds received from the sale of Peebles' private label credit card program, net income, plus non-cash expenses such as depreciation, deferred tax, provision for bad debts and amortization of debt issue costs provided cash of approximately $28.3 million. Other operating cash flow changes used net cash of approximately $20.8 million which was primarily attributed to a $39.3 million increase in merchandise inventories and is reflective of the seasonal build of inventories.

On October 1, 2003, the Board of Directors authorized a $50 million Stock Repurchase Program. Under the $50.0 million Stock Repurchase Program, the Company may repurchase, up to the Board authorized amount, its outstanding common stock, from time to time, either on the open market or through privately negotiated transactions. The $50.0 million Stock Repurchase Program is being funded by the Company's cash flow and other liquidity sources. Additional amounts of its common stock may also be repurchased using the proceeds that the Company receives from the exercise of options under its 2001 Equity Incentive Plan, including the tax benefits that will accrue to the Company from the exercise of these options. Under its $50.0 million Stock Repurchase Program, during the current year first quarter, the Company purchased 722,756 shares of its common stock, at a cost of approximately $27.4 million. At May 1, 2004, $32.0 million was available to the Company for stock repurchases, of which $17.1 million was from stock option exercises.

Capital expenditures are generally for new store openings, remodeling of existing stores and facilities, customary store maintenance and operating and information system enhancements and upgrades. Capital expenditures were $5.4 million in the current year first quarter as compared to $4.2 million in the prior year first quarter. Management currently estimates that capital expenditures will be approximately $40.0 to $45.0 million during 2004, principally for the opening of 15 to 20 new stores, remodels and upgrades of existing stores, and enhancements in the Company's infrastructure in support of business strategies to improve merchandise planning and forecasting, logistics support, and store operations.

While there can be no assurances, management believes that there should be sufficient liquidity to cover both the Company's short-term and long-term funding needs.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Borrowings under the Company's Revolving Credit Facility bear a floating rate of interest. As of May 1, 2004, there were no outstanding borrowings under the Company's Revolving Credit Facility. However, an increase in interest rates in the future may have a negative impact on the Company's results of operations and cash flows.

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

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, they have concluded that the Company's disclosure controls and procedures were effective as of May 1, 2004.

Internal Control Over Financial Reporting

As defined in Rule 13a-15(f) of the Exchange Act, the term "internal control over financial reporting" means a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

            (1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

            (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the Unites States of America, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

            (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material adverse effect on the financial statements.

The Company's management has established and maintains internal control over financial reporting. No changes in the Company's internal control over financial reporting occurred during the quarter ended May 1, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

During the fiscal quarter ended May 1, 2004, the Company did not have any new material legal proceedings brought against it, its subsidiaries or their properties. In addition, no material developments occurred in connection with any previously reported legal proceedings against the Company, its subsidiaries or their properties during the fiscal quarter ended May 1, 2004.

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
	Total Number	Average Price	as Part of Publicly	Shares that May
	of	Paid	Announced	Yet Be Purchased
Period	Shares Purchased	Per Share	Plan (1)	Under the Plan (1)

February 1, 2004, to
February 28, 2004	113,500	$34.62	113,500	$50,858,458

February 29, 2004, to
April 3, 2004	327,200	$37.38	327,200	$39,281,127

April 4, 2004, to
May 1, 2004	282,056	$39.83	282,056	$32,036,845

Total	722,756	$37.90	722,756

                (1) On October 7, 2003, the Company announced that the Board of Directors authorized a $50.0 million Stock Repurchase Program, which has no expiration     date. Under the $50.0 million Stock Repurchase Program, the Company may repurchase, up to the Board authorized amount, its outstanding common stock, from time to time, either on the open market or through privately negotiated transactions. The $50.0 million Stock Repurchase Program is being funded by the Company's cash flow and other liquidity sources. Additional amounts of its common stock may also be repurchased using the proceeds that the Company receives from the exercise of options under its 2001 Equity Incentive Plan, including the tax benefits that will accrue to the Company from the exercise of these options.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
    Exhibits.

The following documents are the exhibits to this Form 10-Q. For convenient reference, each exhibit is listed according to the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Exchange Act
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Exchange Act
32*	Certifications Pursuant to 18 U.S.C. Section 1350

_________________________________

* Filed electronically herewith

                          (b) Reports on Form 8-K

                           During the current year first quarter, the Company filed the following reports on Form 8-K:

On February 6, 2004, the Company filed an 8-K which reported under Items 7 and 12 that on February 5, 2004, the Company issued a news release announcing its sales for January 2004 and reaffirming fourth quarter earnings outlook. A copy of the news release is attached to the Form 8-K.

On March 5, 2004, the Company filed an 8-K which reported under Items 5 and 7 that on March 4, 2004, the Company issued a news release announcing the fourth quarter results release date and conference call information. A copy of the news release is attached to the Form 8-K.

On March 5, 2004, the Company filed an 8-K which reported under Items 7 and 12 that on March 4, 2004, the Company issued a news release announcing its sales for February 2004. A copy of the news release is attached to the Form 8-K.

On March 16, 2004, the Company filed an 8-K which reported under Items 5, 7 and 12 that on March 11, 2004, the Company issued a news release announcing results for the fourth quarter ended January 31, 2004, providing earnings guidance, and announcing the sale of Peebles private label credit card portfolio. A copy of the news release is attached to the Form 8-K.

On April 9, 2004, the Company filed an 8-K which reported under Items 7 and 12 that on April 8, 2004, the Company issued a news release announcing its sales for March 2004. A copy of the news release is attached to the Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                                                    STAGE STORES, INC.

June 7, 2004                                                                                                                              /s/ James R. Scarborough

(Date)                                                                                                                                         James R. Scarborough

                                                                                                                                                    Chief Executive Officer and President

June 7, 2004                                                                                                                              /s/ Michael E. McCreery

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