Form 10-Q
period 2004-08-27
STAGE STORES INC
filed 2004-08-30
CIK 6885

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

As of August 26, 2004, there were 17,809,184 shares of the registrant's common stock outstanding.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page
Number

Item 1. Financial Statements
Condensed Consolidated Balance Sheets - July 31, 2004 and
January 31, 2004	3
Condensed Consolidated Statements of Income - Thirteen and Twenty-Six Weeks
Ended July 31, 2004 and August 2, 2003	4
Condensed Consolidated Statements of Cash Flows - Twenty-Six Weeks
Ended July 31, 2004 and August 2, 2003	5
Condensed Consolidated Statement of Stockholders' Equity
for the Twenty-Six Weeks Ended July 31, 2004	6
Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	18

Item 3. Defaults Upon Senior Securities	18

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 5. Other Information	19

Item 6. Exhibits and Reports on Form 8-K	19

Signatures	21

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Stage Stores, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par values)
(unaudited)

	July 31, 2004	January 31, 2004

ASSETS
Cash and cash equivalents	$ 17,367	$ 14,733
Accounts receivable	-	35,112
Merchandise inventories, net	286,988	259,687
Current deferred tax assets	24,897	27,701
Prepaid expenses and other current assets	19,840	26,071
Total current assets	349,092	363,304

Property, equipment and leasehold improvements, net	189,514	190,958
Goodwill	80,054	80,054
Intangible asset	14,910	14,910
Other long-term assets	10,962	10,021
Total assets	$ 644,532	$ 659,247

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$ 70,766	$ 75,685
Income taxes payable	8,989	2,598
Current portion of long-term debt	150	381
Accrued expenses and other current liabilities	55,958	54,083
Total current liabilities	135,863	132,747

Long-term debt	18,490	11,242
Deferred taxes	13,628	14,028
Other long-term liabilities	28,032	28,156
Total liabilities	196,013	186,173

Commitments and contingencies

Common stock, par value $0.01, 50,000 shares authorized,
20,868 and 20,579 shares issued	209	206
Additional paid-in capital	382,300	374,645
Less treasury stock - at cost (2,947 and 1,414 shares, respectively)	(90,187)	(33,127)
Retained earnings	156,197	131,350
Stockholders' equity	448,519	473,074
Total liabilities and stockholders' equity	$ 644,532	$ 659,247

                               The accompanying notes are an integral part of this statement.

Stage Stores, Inc.
Condensed Consolidated Statements of Income
(in thousands, except earnings per share)
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003

Net sales	$ 279,872	$ 207,721	$ 569,530	$ 405,708
Cost of sales and related buying,
occupancy and distribution expenses	206,559	149,397	399,147	284,883

Gross profit	73,313	58,324	170,383	120,825

Selling, general and administrative expenses	63,359	43,303	129,672	83,818
Store opening costs	27	247	341	756
Interest, net of income of $0 and $27 for the thirteen
weeks and $13 and $65 for the twenty-six weeks,
respectively	518	411	931	808
Income before income tax	9,409	14,363	39,439	35,443

Income tax	3,481	5,243	14,592	12,937
Net income	$ 5,928	$ 9,120	$ 24,847	$ 22,506

Basic earnings per share data:

Basic earnings per share	$ 0.33	$ 0.48	$ 1.34	$ 1.19

Basic weighted average shares outstanding	18,194	18,905	18,559	18,891

Diluted earnings per share data:

Diluted earnings per share	$ 0.30	$ 0.45	$ 1.22	$ 1.14

Diluted weighted average shares outstanding	20,016	20,048	20,381	19,800

                                             The accompanying notes are an integral part of this statement.

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	July 31, 2004	August 2, 2003
Cash flows from operating activities:
Net income	$ 24,847	$ 22,506
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	15,787	10,597
Amortization of debt issue costs	223	667
Deferred stock compensation	115	-
Provision for bad debts	311	13,943
Deferred income taxes	2,403	3,228
Proceeds from sale of private label credit card portfolio, net	34,764	-
Changes in operating assets and liabilities:
Decrease in accounts receivable and retained interest in receivables sold	3,537	33,303
Increase in merchandise inventories	(27,301)	(11,904)
Decrease in other assets	4,996	230
Increase (decrease) in accounts payable and other liabilities	2,806	(3,835)
Total adjustments	37,641	46,229
Net cash provided by operating activities	62,488	68,735

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(14,272)	(12,678)
Net cash used in investing activities	(14,272)	(12,678)

Cash flows from financing activities:
Proceeds from (payments on):
Revolving credit facility, net	7,790	-
Long-term debt	(773)	(200)
Repurchase of common stock	(57,060)	-
Exercise of stock options	4,461	740
Repurchase of accounts receivable from accounts receivable trust	-	(57,000)
Net cash used in financing activities	(45,582)	(56,460)
Net increase (decrease) in cash and cash equivalents	2,634	(403)
Cash and cash equivalents:
Beginning of period	14,733	20,886
End of period	$ 17,367	$ 20,483
Supplemental disclosures:
Interest paid	$ 716	$ 463
Income taxes paid	$ 3,176	$ 3,286

                                          The accompanying notes are an integral part of this statement.

Stage Stores, Inc.
Condensed Consolidated Statement of Stockholders' Equity
For the Twenty-Six Weeks Ended July 31, 2004
(in thousands)
(unaudited)

	Common		Additional	Treasury
	Stock		Paid-in	Stock		Retained
	Shares	Amount	Capital	Shares	Amount	Earnings	Total

Balance, January 31, 2004	20,579	$ 206	$ 374,645	(1,414)	$ (33,127)	$ 131,350	$ 473,074

Net income	-	-	-	-	-	24,847	24,847
Repurchases of common stock	-	-	-	(1,533)	(57,060)	-	(57,060)
Deferred compensation	-	-	115	-	-	-	115
Stock options exercised,
including tax benefit	289	3	7,540	-	-	-	7,543

Balance, July 31, 2004	20,868	$ 209	$ 382,300	(2,947)	$ (90,187)	$ 156,197	$ 448,519

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

Stage Stores, through its wholly-owned subsidiaries Specialty Retailers (TX) LP and SRI Limited Partner LLC, operates family apparel stores under the Stage, Bealls and Palais Royal names throughout the South Central states, and under the Peebles name throughout the Mid-Atlantic, Southeastern and Midwestern states. The Company offers moderately priced nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family. As of July 31, 2004, the Company operated 516 stores in 27 states.

2. Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost related to stock options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share assuming the Company had applied the fair value recognition provisions as contained in the Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", for the grant of stock options (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003

Net income, as reported	$ 5,928	$ 9,120	$ 24,847	$ 22,506
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(682)	(569)	(1,298)	(1,134)
Pro forma net income	$ 5,246	$ 8,551	$ 23,549	$ 21,372

Earnings per share:
Basic - as reported	$ 0.33	$ 0.48	$ 1.34	$ 1.19
Basic - pro forma	0.29	0.45	1.27	1.13

Diluted - as reported	$ 0.30	$ 0.45	$ 1.22	$ 1.14
Diluted - pro forma	0.26	0.43	1.16	1.08

The following tables provide the significant assumptions used in the determination of the estimated fair value under the Black-Scholes option-pricing model of each option granted through the second quarter of the current and prior year:

	Twenty-Six Weeks Ended
	July 31, 2004	August 2, 2003

Expected volatility	27.8-36.0%	40.5-41.5%
Risk free rate	1.94-3.55%	2.03-2.36%
Expected life of options (in years)	3.0-4.0	3.0
Expected dividend yield	0%	0%

3. Deferred Compensation

On June 14, 2004, the Company granted performance shares under the Amended and Restated 2001 Equity Incentive Plan to members of senior management as a means of retaining and rewarding them for long-term performance based on shareholder return performance measures. Under terms of the grant which have a three year cliff vesting, the actual number of shares to be issued at no cost to the grant recipient in exchange for performance shares will be based on the level of attainment, at the end of the three year performance period, of specific shareholder return performance measures. An aggregate target grant of 18,440 shares was made effective February 1, 2004, the start of the Company's 2004 fiscal year. Depending on actual shareholder return performance at the end of the three year performance period, the actual aggregate number of shares that could be issued ranges from zero to a maximum of 36,880. Compensation expense based on the anticipated number of shares of the Company's common stock and the related market value to be awarded at the end of the performance period is being recorded ratably over the performance period based on total shareholder return relative to performance measures through that date. The Company recorded $0.1 million of compensation expense during the three months ended July 31, 2004 related to this grant that is reflected as a component of selling, general, and administrative expense. During the performance period, grant recipients do not have any rights of a shareholder in the Company with respect to common shares issuable under the grant until the shares have been issued.

4. Sale of Peebles' Private Label Credit Card Portfolio

On November 4, 2003, the Company acquired Peebles Inc. ("Peebles"), a privately held, similarly focused retail company headquartered in South Hill, Virginia (the "Acquisition"), which then operated 136 stores in 17 Mid-Atlantic, Southeastern and Midwestern states under the Peebles name. With the Acquisition, the Company also acquired Peebles' private label credit card portfolio. On March 5, 2004, the Company sold this private label credit card portfolio to World Financial Network National Bank (the "Bank"). At closing, the Company received consideration of approximately $34.8 million, which approximated the amount of account balances outstanding at the time of closing. Under the terms of the Amended and Restated Program Agreement dated March 5, 2004, the Company is obligated to reimburse the Bank up to a total of $3.5 million based on the non-attainment of a defined net portfolio yield performance and has recorded this obligation.

5. Long-Term Debt

Long-term debt consists of the following (in thousands):

	July 31,	January 31,
	2004	2004
Revolving Credit Facility borrowings	$ 18,490	$ 10,700
Other debt	150	923
Subtotal	18,640	11,623
Less: Current portion of long-term debt	150	381
Long-term debt	$ 18,490	$ 11,242

On August 21, 2003, the Company entered into a $175.0 million senior secured revolving credit facility that matures August 21, 2008. On November 4, 2003, in conjunction with the Acquisition, the Company increased the Revolving Credit Facility commitment from $175.0 million to $250.0 million. Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. The daily interest rates under the Revolving Credit Facility are equal to the applicable prime rate or Eurodollar rate plus an applicable margin as set forth in the Revolving Credit Facility agreement. Inventory, accounts receivable, cash and cash equivalents are pledged as collateral under the Revolving Credit Facility. The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements. The outstanding borrowings at July 31, 2004 were $18.5 million. Excess borrowing availability under the Revolving Credit Facility, net of letters of credit outstanding of $27.9 million, was $134.5 million at July 31, 2004. During the first half of 2004, the weighted average interest rate on outstanding borrowings, and the average daily borrowings under the Revolving Credit Facility were 3.1% and $7.2 million, respectively.

The Revolving Credit Facility contains covenants which, among other things, restrict (i) the amount of additional debt or capital lease obligations, (ii) the amount of capital expenditures, payment of dividends and repurchase of common stock under certain circumstances, and (iii) related party transactions. The Company continually monitors its liquidity position and compliance with those covenants. At July 31, 2004, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility.

At July 31, 2004, the Company had one capital lease obligation in the amount of $0.2 million, which is classified as short-term.

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

7. Earnings per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and all of the potentially dilutive common share equivalents outstanding during the period. Stock options and warrants are the only potentially dilutive share equivalents that the Company has outstanding.

The following table illustrates the components used to determine total diluted shares (in thousands):

	Thirteen weeks ended		Twenty-Six weeks ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
Basic weighted average shares outstanding	18,194	18,905	18,559	18,891
Effect of dilutive securities:
Stock options	1,020	792	1,020	667
Warrants	802	351	802	242
Diluted weighted average shares outstanding	20,016	20,048	20,381	19,800

The increase in the number of dilutive securities in each of the current year periods over the prior year periods is primarily due to a higher weighted average market price of the Company's common stock in the current year as compared to the prior year. The weighted average market price for the current and prior year second quarter was $37.11 and $23.59, respectively. The weighted average market price for the twenty-six week current and prior year periods was $37.09 and $21.69, respectively.

The following table illustrates the number of stock options that were outstanding, but not included in the computation of diluted weighted average shares outstanding, because the exercise price of these stock options was greater than the weighted average market price of the Company's common stock for each applicable period.

	Thirteen weeks ended		Twenty-Six weeks ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
Number of options outstanding	194,700	40,000	194,700	67,500

8. Stock Repurchase Program

On October 1, 2003, the Company's Board of Directors approved a stock repurchase program authorizing the Company to buy, from time to time, up to $50.0 million of its common stock. The $50.0 million Stock Repurchase Program, which was completed during the current year second quarter, was funded by the Company's cash flow and other liquidity sources. In addition, the Company has and expects to continue to repurchase its outstanding stock from time to time using the proceeds that it receives from the exercise of employee stock options under its Amended and Restated 2001 Equity Incentive Plan, including the tax benefits that accrue to the Company from the exercise of these options, as well as proceeds that it receives from the exercise of its outstanding warrants. The Company has purchased 1,533,256 shares of its common stock, at a cost of approximately $57.1 million during the twenty-six weeks ended July 31, 2004. At July 31, 2004, approximately $4.2 million was available to the Company for stock repurchase, of which the entire amount relates to proceeds from stock option exercises.

9. Retirement Plans

The Company sponsors two defined benefit plans. One was frozen effective June 30, 1998, and the other was closed to new participants at February 1, 1998 (the "Retirement Plans"). Information regarding the Retirement Plans is as follows (in thousands):

Components of Net Periodic Pension Costs

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Service cost	$ 14	$ -	$ 28	$ -
Interest cost	557	535	1,114	1,070
Expected return on plan assets	(550)	(451)	(1,100)	(902)
Net loss amortization	-	2	-	4
Net periodic pension cost	$ 21	$ 86	$ 42	$ 172

Employer Contribution

The Company expects to contribute approximately $2.0 million to its Retirement Plans in 2004. As of July 31, 2004, $1.4 million of contributions have been made, of which $0.8 million was contributed during the second quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

Certain statements in this Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the ability of the Company and its subsidiaries to maintain normal trade terms with vendors, the ability of the Company and its subsidiaries to comply with the various covenant requirements contained in the Company's Revolving Credit Facility (as defined below), the demand for apparel and other factors. The demand for apparel and sales volume can be affected by an economic downturn, a decline in consumer confidence, unusual weather patterns, an increase in the level of competition in the Company's market areas, competitors' marketing strategies, changes in fashion trends, changes in the average cost of merchandise purchased for resale, availability of product on normal payment terms and the failure to achieve the expected results of the Company's merchandising and marketing plans as well as its store opening plans. The occurrence of any of the above could have a material and adverse impact on the Company's operating results. Most of these factors are difficult to predict accurately and are generally beyond the Company's control. Readers should consider the areas of risk described in the Company's Annual Report on Form 10-K for the year ended January 31, 2004 (the "Form 10-K"). Readers should carefully review the Form 10-K in its entirety including, but not limited to, the Company's financial statements and the notes thereto and the risks described under "Risk Factors" in Item 1 of the Form 10-K. Except for the Company's ongoing obligations to disclose material information under the federal securities laws, the Company undertakes no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, the Company claims the protection of the safe harbor provisions for forward-looking statements as contained in the Private Securities Litigation Reform Act of 1995.

General

Stage Stores is a Houston, Texas-based regional, specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family. As of July 31, 2004, the Company operated 516 stores located in 27 states. The Company operates under the Stage, Bealls and Palais Royal names throughout the South Central states, and under the Peebles name throughout the Mid-Atlantic, Southeastern and Midwestern states. The Company's principal focus is on consumers in small and mid-size markets which the Company believes are under-served and less competitive. The Company believes that it is able to differentiate itself from the competition in the small and mid-size markets in which it operates by offering consumers access to basic as well as fashionable, brand name merchandise not typically carried by other retailers in the same market area. In the highly competitive metropolitan markets in which it operates, the Company competes against national department store chains, which similarly offer moderately priced, brand name and private label merchandise. As a way of differentiating itself from the competition in these larger markets, the Company offers consumers a high level of customer service in convenient locations.

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

On November 4, 2003, the Company redeployed the proceeds from the sale of its private label credit card portfolio and acquired Peebles Inc. ("Peebles"), a privately held, similarly focused retail company headquartered in South Hill, Virginia (the "Acquisition"). The purchase price paid for Peebles Inc. was $174.6 million, including acquisition costs and net of cash acquired and debt assumed. The Acquisition has been accounted for under the purchase method of accounting, and accordingly, the results of operations of Peebles have been included in the Company's consolidated financial statements from the date of acquisition. In order to maximize the potential of the Acquisition, the Company has maintained the highly recognizable Peebles name on the stores, and key members of Peebles management team are continuing in their same capacities in South Hill. With the addition of Peebles, the Company believes that it has strengthened its position as one of the leading retailers of branded family apparel in small town America. The Company further believes that the Acquisition creates new opportunities for unit growth and geographical expansion and improves its competitive position.

As a result of the above transactions, the Company's current year results include the sales and earnings contribution from the acquired Peebles stores, but do not include any net credit income. Conversely, the Company's prior year results include net credit income, which was treated as a reduction to selling, general and administrative expense, but had no sales and earnings contribution from the acquired Peebles stores.

The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements as included in the Form 10-K.

Results of Operations

The following table sets forth the results of operations as a percentage of sales for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and related buying,
occupancy and distribution expenses	73.8	71.9	70.1	70.2
Gross profit margin	26.2	28.1	29.9	29.8
Selling, general and administrative expenses	22.6	20.8	22.8	20.7
Store opening costs	0.0	0.1	0.1	0.2
Interest, net	0.2	0.2	0.2	0.2
Income before income tax	3.4	6.9	6.9	8.7
Income tax expense	1.2	2.5	2.6	3.2
Net income*	2.1%	4.4%	4.4%	5.5%
*Total may not foot due to rounding

Thirteen Weeks Ended July 31, 2004 Compared to Thirteen Weeks Ended August 2, 2003

Sales for the thirteen weeks ended July 31, 2004 (the "current year second quarter") increased 34.8% to $279.9 million from $207.7 million for the thirteen weeks ended August 2, 2003 (the "prior year second quarter"). The increase in total sales is almost entirely due to the inclusion of the Peebles stores, which contributed sales of $72.1 million in the current year second quarter. Comparable store sales, which include comparable store sales for the Peebles stores in both periods, decreased 3.2% as compared to a 2.4% decrease in the prior year second quarter. These comparable store sales decreases in the current year second quarter were offset by the 14 net new stores opened since the end of the prior year second quarter. In the current year second quarter, sales were negatively impacted by unseasonably cooler weather and inclement conditions that occurred in May and June in the Company's key market areas. In addition, sales in the current year second quarter were negatively impacted by the calendar shift in the Texas sales tax holiday weekend to the third quarter in 2004, which resulted in a sales loss of approximately $8.0 million as compared to the prior year second quarter. Conversely, sales in the third quarter of 2004 should benefit from this calendar shift. The Company responded to these circumstances by aggressively promoting its full price and clearance products, by holding store-wide sales events and by increasing the level of markdowns.

For the current year second quarter, the Company achieved comparable store sales increases in its special sizes, misses sportswear, men's and accessories departments as compared to the prior year second quarter. The Company had comparable store sales declines in all of its other departments. By market, the Company experienced the strongest sales performance as compared to the prior year second quarter in its smaller markets, which the Company defines as those markets with population within a 10-mile radius of the stores of less than 50,000 people.

Gross profit increased 25.7% to $73.3 million for the current year second quarter from $58.3 million for the prior year second quarter. Gross profit, as a percent of sales, decreased to 26.2% for the current year second quarter from 28.1% for the prior year second quarter. The following is a summary of the changes between the current year second quarter and the prior year second quarter in the components of cost of sales, expressed as a percent of sales:

Increase
(decrease)
Quarter 2
Cost Component	2004
Merchandise cost of sales	1.7%
Shrink expense	(0.4)
Buying, occupancy and distribution expenses	0.6
Total cost of sales, and related buying, occupancy
and distribution expenses	1.9%

Gross profit during the current year second quarter was negatively impacted by the Company's increased level of markdowns to stimulate sales and a higher mix of clearance sales, which resulted in lower maintained merchandise margins, as well as higher aggregate buying, occupancy and distribution expenses, which are included in cost of sales. These negative variances were offset somewhat by lower shrink expense. The increase in buying, occupancy, and distribution expenses was principally driven by higher store occupancy costs associated with higher rent and incremental depreciation expense, associated with the inclusion of the Peebles stores in 2004 and the 14 net new stores that have been added since the end of the prior year second quarter. Approximately one half of the 0.6% rate increase in buying, occupancy and distribution components of cost of goods is reflective of the $8.0 million loss in sales versus the prior year second quarter due to the calendar shift in the Texas sales tax holiday weekend, thus creating a loss of leverage of these fixed costs.

Selling, general and administrative ("SG&A") expenses for the current year second quarter increased 46.3% to $63.4 million from $43.3 million in the prior year second quarter and, as a percent of sales, increased to 22.6% from 20.8% in the comparable period last year. SG&A expenses for the current year second quarter increased from the prior year second quarter primarily as a result of the increase in the number of stores in operation in the current year second quarter, including the acquired Peebles stores, and the fact that there was no Net Credit Income (as defined below) from the Company's private label credit card program in the current year second quarter as compared to the prior year second quarter. SG&A expenses in the prior year second quarter included, as an offset to SG&A expenses, the net income contribution from Stage's private label credit card program prior to its sale on September 12, 2003, which included service charge and late fee income, operating expenses incurred by the Company in origination of credit, customer service and collection activities, interest expense on securitization facility borrowings and certain other items (collectively "Net Credit Income"). Net Credit Income in the prior year second quarter was $4.4 million, or 2.1% of sales. SG&A expenses in the prior year second quarter, excluding the $4.4 million of Net Credit Income, would have been $47.7 million, or 22.9% of sales. As compared to the adjusted rate of 22.9% for the prior year second quarter, the current year second quarter's rate of 22.6% represents an improvement of 0.3%. The improvement is primarily due to a decrease in incentive compensation expense in the current year second quarter, which is reflective of a shortfall in the Company's operating results relative to targets established for the current year.

There were no stores opened during the current year second quarter as compared to 4 new stores opened in the prior year second quarter with associated costs incurred of $0.2 million.

Net interest expense was $0.5 million in the current year second quarter as compared to $0.4 million in the prior year second quarter. The Company's primary source of funding is its Revolving Credit Facility, as discussed in "Liquidity and Capital Resources".

The Company's effective tax rate in 2004 is estimated to be 37%, resulting in income tax expense of $3.5 million in the current year second quarter, as compared to income tax expense of $5.2 million in the prior year second quarter, during which its effective tax rate was 36.5%.

As a result of the foregoing, the Company had net income of $5.9 million for the current year second quarter as compared to net income of $9.1 million for the prior year second quarter, a decrease of 35.2%.

Twenty-Six Weeks Ended July 31, 2004 Compared to Twenty-Six Weeks Ended August 2, 2003

Sales for the twenty-six weeks ended July 31, 2004 (the "current year") increased 40.4% to $569.5 million from $405.7 million for the twenty-six weeks ended August 2, 2003 (the "prior year"). Comparable store sales, which include comparable store sales for the Peebles stores in both years, increased 0.6% in the current year as compared to a 4.6% decrease in the prior year. The increase in total sales primarily reflects the impact of sales from the Peebles stores, which contributed $142.5 million for the current year, as well as the 14 net new stores opened since the end of the prior year second quarter.

For the current year, the Company achieved the largest comparable store sales increases in its special sizes, misses sportswear, men's, shoes, cosmetics and accessories departments. On a market population basis, the Company achieved overall comparable store sales increases during the current year in its smaller markets.

Gross profit increased 41.0% to $170.4 million for the current year from $120.8 million for the prior year. Gross profit, as a percent of sales, increased to 29.9% for the current year from 29.8% for the prior year. The following is a summary of the changes between the current year and the prior year in the components of cost of sales, expressed as a percent of sales:

Increase
(decrease)
Cost Component	YTD 2004
Merchandise cost of sales	(0.3)%
Shrink expense	(0.3)
Buying, occupancy and distribution expenses	0.5
Total cost of sales, and related buying, occupancy
and distribution expense	(0.1)%

Gross profit in the current year benefited from lower inventory shrink expense, higher maintained merchandise margins associated with improved consumer demand for products in the first quarter offset by the increased level of markdowns in the second quarter and higher aggregate occupancy, buying and distribution expenses, which are included in cost of sales. The increase in occupancy, buying and distribution expenses was primarily attributable to higher occupancy costs associated with higher rent, taxes, and common area charges and incremental depreciation expense associated with the inclusion of the Peebles stores in 2004 and the 14 net new stores that have been added since the end of the prior year second quarter.

Selling, general and administrative ("SG&A") expenses for the current year increased 54.7% to $129.7 million from $83.8 in the prior year and, as a percent of sales, increased to 22.8% from 20.7% in the prior year. SG&A expenses for the current year increased from the prior year primarily as a result of the increase in the number of stores in operation in the current year, including the acquired Peebles stores, and the fact that there was no net credit income from the Company's private label credit card program in the current year as compared to the prior year. SG&A expenses in the prior year included, as an offset to SG&A expenses, the net income contributions from Stage's private label credit card program prior to its sale on September 12, 2003, which included service charge and late fee income, operating expenses incurred by the Company in origination of credit, customer service and collection activities, interest expense on securitization facility borrowings and certain other items (collectively "Net Credit Income"). Net Credit Income in the prior year was $10.8 million, or 2.7% of sales. SG&A expenses in the prior year, excluding the $10.8 million of Net Credit Income, would have been $94.6 million, or 23.3% of sales. As compared to the adjusted rate of 23.3% for the prior year, the current year rate of 22.8% represents an improvement of 0.5%. The improvement is primarily due to better overall leverage from this year's higher sales and lower advertising expense as a rate of sales. Advertising expenses, as a percent of sales, benefited from the relatively lower advertising costs at the Peebles stores.

Store opening costs in the current year of $0.3 million relate to the 6 new stores opened during the current year as compared to $0.8 million incurred in the prior year related to the 12 new stores opened. The Company has opened stores in smaller markets during the current year and as a result these stores have had lower average store opening costs.

Net interest expense for the current year increased to $0.9 million from $0.8 million in the prior year. The Company's primary source of funding is its Revolving Credit Facility, as discussed in "Liquidity and Capital Resources".

The Company's effective tax rate in 2004 is estimated to be 37%, resulting in income tax expense of $14.6 million in the current year, as compared to income tax expense of $12.9 million in the prior year, during which its effective tax rate was 36.5%.

As a result of the foregoing, the Company had net income of $24.8 million for the current year as compared to net income of $22.5 million for the prior year, an increase of 10.7%.

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

Liquidity and Capital Resources

The Company's liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows, (iii) normal trade credit terms from the vendor and factor community, and (iv) its Revolving Credit Facility. During the current year, the Company's cash flow also benefited from the sale of the Peebles' private label credit card portfolio.

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

On August 21, 2003, the Company entered into a $175.0 million senior secured revolving credit facility that matures August 21, 2008. On November 4, 2003, in conjunction with the Acquisition, the Company increased the Revolving Credit Facility commitment from $175.0 million to $250.0 million. Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. The daily interest rates under the Revolving Credit Facility are equal to the applicable prime rate or Eurodollar rate plus an applicable margin as set forth in the Revolving Credit Facility agreement. Inventory, accounts receivable, cash and cash equivalents are pledged as collateral under the Revolving Credit Facility. The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements. The outstanding borrowings at July 31, 2004 were $18.5 million. Excess borrowing availability under the Revolving Credit Facility, net of letters of credit outstanding of $27.9 million, was $134.5 million at July 31, 2004. During the first half of 2004, the weighted average interest rate on outstanding borrowings, and the average daily borrowings under the Revolving Credit Facility were 3.1% and $7.2 million, respectively.

The Revolving Credit Facility contains covenants which, among other things, restrict (i) the amount of additional debt or capital lease obligations, (ii) the amount of capital expenditures, payment of dividends and repurchase of common stock under certain circumstances, and (iii) related party transactions. The Company continually monitors its liquidity position and compliance with those covenants. At July 31, 2004, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility.

The Company had $62.5 million in cash provided from operating activities in the current year. In addition to the $34.8 million of proceeds that it received from the sale of Peebles' private label credit card portfolio, net income, plus non-cash expenses such as depreciation, deferred tax, provision for bad debts, amortization of debt issue costs and deferred stock compensation provided cash of approximately $43.7 million. Other operating cash flow changes used net cash of approximately $16.0 million which was primarily attributed to a $27.3 million increase in merchandise inventories due to seasonal build of inventories as well as the calendar shift in the Texas sales tax holiday weekend.

On October 1, 2003, the Company's Board of Directors approved a stock repurchase program authorizing the Company to buy, from time to time, up to $50.0 million of its common stock. The $50.0 million Stock Repurchase Program, which was completed during the current year second quarter, was funded by the Company's cash flow and other liquidity sources. In addition, the Company has and expects to continue to repurchase its outstanding stock from time to time using the proceeds that it receives from the exercise of employee stock options under its Amended and Restated 2001 Equity Incentive Plan, including the tax benefits that accrue to the Company from the exercise of these options, as well as proceeds that it receives from the exercise of its outstanding warrants. The Company has purchased 1,533,256 shares of its common stock, at a cost of approximately $57.1 million during the twenty-six weeks ended July 31, 2004. At July 31, 2004, approximately $4.2 million was available to the Company for stock repurchase, of which the entire amount relates to proceeds from stock option exercises.

Capital expenditures are generally for new store openings, remodeling of existing stores and facilities, customary store maintenance and operating and information system enhancements and upgrades. Capital expenditures were $14.3 million in the current year as compared to $12.7 million in the prior year. Management currently estimates that capital expenditures will be approximately $40.0 to $45.0 million during 2004, principally for the opening of 22 new stores, remodels and upgrades of existing stores and enhancements in the Company's infrastructure in support of business strategies to improve merchandise planning and forecasting, logistics support and store operations.

While there can be no assurances, management believes that there should be sufficient liquidity to cover both the Company's short-term and long-term funding needs.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Borrowings under the Company's Revolving Credit Facility bear a floating rate of interest. As of July 31, 2004, there were $18.5 million outstanding borrowings under the Company's Revolving Credit Facility. A hypothetical 10% change in interest rates from the July 31, 2004 levels would have an approximate $0.06 million effect on the Company's results of operations and cash flows.

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

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, they have concluded that the Company's disclosure controls and procedures were effective as of July 31, 2004.

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

The Company's management has established and maintains internal control over financial reporting. No changes in the Company's internal control over financial reporting occurred during the quarter ended July 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

During the fiscal quarter ended July 31, 2004, the Company did not have any material legal proceedings brought against it, its subsidiaries or their properties.

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
	Total Number	Average Price	as Part of Publicly	Shares that May
	of	Paid	Announced	Yet Be Purchased
Period	Shares Purchased	Per Share	Plan (1)	Under the Plan (1)

Balance May 1, 2004	722,756	$37.90	722,756	$32,036,845

May 2, 2004, to
May 29, 2004	443,600	$36.64	443,600	$15,934,984

May 30, 2004, to
July 3, 2004	128,000	$39.52	128,000	$12,182,698

July 4, 2004, to
July 31, 2004	238,900	$34.96	238,900	$4,180,833

Total	1,533,256	$37.22	1,533,256

(1) On October 1, 2003, the Company's Board of Directors approved a stock repurchase program authorizing the Company to buy, from time to time, up to $50.0 million of its common stock. The $50.0 million Stock Repurchase Program, which was completed during the current year second quarter, was funded by the Company's cash flow and other liquidity sources. In addition, the Company has and expects to continue to repurchase its outstanding stock from time to time using the proceeds that it receives from the exercise of employee stock options under its Amended and Restated 2001 Equity Incentive Plan, including the tax benefits that accrue to the Company from the exercise of these options, as well as proceeds that it receives from the exercise of its outstanding warrants. The Company has purchased 1,533,256 shares of its common stock, at a cost of approximately $57.1 million during the twenty-six weeks ended July 31, 2004. At July 31, 2004, approximately $4.2 million was available to the Company for stock repurchase, of which the entire amount relates to proceeds from stock option exercises.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2004 Annual Meeting of Shareholders of the Company was held on June 3, 2004. The following matters were submitted to a vote of the Company's shareholders:

1. Election of Directors. The election of nine directors (constituting the entire board of directors) for the ensuing year and until their successors are duly elected and qualified. The results of the election for each such director were as follows:

Directors	Votes For	Votes Withheld

Scott Davido	17,468,797	383,379
Alan Gilman	17,200,916	651,260
Michael Glazer	17,103,853	748,323
Michael McCreery	17,451,407	400,769
John Mentzer	17,468,897	383,279
Margaret Monaco	17,533,497	318,679
William Montgoris	17,533,497	318,679
Walter Salmon	17,397,302	454,874
James Scarborough	17,238,966	613,210

2. Ratification of the Appointment of Auditors. With respect to the ratification of the appointment of the firm of Deloitte & Touche LLP as the independent auditors to audit the consolidated financial statements of the Company and the financial statements of certain of its subsidiaries for the fiscal year ending January 29, 2005:

In Favor Of                                             Against                                         Abstain

17,783,888                                                67,325                                            963

3. Approval of Material Terms of Executive Officer Performance Goals. With respect to the approval of Material Terms of Executive Officer Performance Goals:

In Favor Of                                             Against                                         Abstain

13,754,450                                               467,428                                           15,254

4. Approval of the Amended and Restated 2001 Equity Incentive Plan. With respect to the approval of the Amended and Restated 2001 Equity Incentive Plan:

In Favor Of                                             Against                                         Abstain

10,164,948                                               4,063,357                                        8,827

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits

                  The following documents are the exhibits to this Form 10-Q. For convenient reference, each exhibit is listed according to the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description
10*	Employment Agreement between Cynthia Murray and Stage Stores, Inc. dated August 2, 2004.
31.1*	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Exchange Act
31.2*	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Exchange Act
32*	Certifications Pursuant to 18 U.S.C. Section 1350

  ____________________________________

  * Filed electronically herewith

                (b)   Reports on Form 8-K

During the current year second quarter, the Company filed the following reports on Form 8-K:

On May 11, 2004, the Company filed an 8-K which reported under Item 7 and 12 that on May 6, 2004, the Company issued a news release announcing sales for April 2003 and reaffirming first quarter 2004 earnings outlook. A copy of the news release is attached to the Form 8-K.

On May 18, 2004, the Company filed an 8-K which reported under Item 5 and 7 that on May 13, 2004, the Company issued a news release announcing the first quarter results release date and conference call information. A copy of the news release is attached to the Form 8-K.

On May 25, 2004, the Company filed an 8-K which reported under Item 7 and 12 that on May 20, 2004, the Company issued a news release announcing results for the first quarter ended May 1, 2004 and providing second quarter and full year earnings guidance. A copy of the news release is attached to the Form 8-K.

On June 4, 2004, the Company filed an 8-K which reported under Item 7 and 12 that on June 3, 2004, the Company issued a news release announcing sales for May 2004, providing stock repurchase program update and announcing the Company's participation at the Piper Jaffray Consumer Conference. A copy of the news release is attached to the Form 8-K.

On July 12, 2004, the Company filed an 8-K which reported under Item 7 and 12 that on July 8, 2004, the Company issued a news release announcing sales for June 2004, updating second quarter and full year guidance and announcing the Company's participation at CIBC World Markets Fourth Annual Consumer Growth Conference. A copy of the news release is attached to the Form 8-K.

On July 29, 2004, the Company filed an 8-K which reported under Item 5 and 7 that on July 27, 2004, the Company issued a news release announcing the appointment of Cynthia "Cinny" Murray to the position of Executive Vice President, General Merchandise Manager, effective August 2, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                                                        STAGE STORES, INC.

August 27, 2004                                                                                                                            /s/ James R. Scarborough

(Date)                                                                                                                                              James R. Scarborough

                                                                                                                                                         Chief Executive Officer and President

August 27, 2004                                                                                                                             /s/ Michael E. McCreery

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