Form 10-Q
period 2004-10-31
STAGE STORES INC
filed 2004-12-08
CIK 6885

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C.  20549

Form 10-Q

                (Mark One)

                [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended October 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☑  No ☐

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑  No ☐

As of December 3, 2004, there were 18,125,211 shares of the registrant's common stock outstanding.

TABLE OF CONTENTS

Part I. Financial Information	Page
Number
Item 1. Financial Statements
Condensed Consolidated Balance Sheets - October 30, 2004 and
January 31, 2004	3
Condensed Consolidated Statements of Income - Thirteen and Thirty-Nine Weeks
Ended October 30, 2004 and November 1, 2003	4
Condensed Consolidated Statements of Cash Flows - Thirty-Nine Weeks
Ended October 30, 2004 and November 1, 2003	5
Condensed Consolidated Statement of Stockholders' Equity
For the Thirty-Nine Weeks Ended October 30, 2004	6
Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	18

Part II. Other Information

Item 1. Legal Proceedings	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 5. Other Information	20

Item 6. Exhibits	20

Signatures	21

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Stage Stores, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par values)
(unaudited)
	October 30, 2004	January 31, 2004
ASSETS
Cash and cash equivalents	$14,865	$14,733
Accounts receivable	-	35,112
Merchandise inventories, net	359,250	259,687
Current deferred tax assets	23,218	27,701
Prepaid expenses and other current assets	18,859	26,071
Total current assets	416,192	363,304

Property, equipment and leasehold improvements, net	196,112	190,958
Deferred tax assets	-	-
Goodwill	80,054	80,054
Intangible asset	14,910	14,910
Other long-term assets	11,469	10,021
Total assets	$718,737	$659,247

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$111,443	$75,685
Income taxes payable	5,875	2,598
Current portion of long-term debt	105	381
Accrued expenses and other current liabilities	57,502	54,083
Total current liabilities	174,925	132,747

Long-term debt	44,910	11,242
Deferred taxes	14,265	14,028
Other long-term liabilities	28,310	28,156
Total liabilities	262,410	186,173

Commitments and contingencies

Common stock, par value $0.01, 50,000 shares authorized,
20,995 and 20,579 shares issued	210	206
Additional paid-in capital	385,208	374,645
Less treasury stock - at cost (3,083 and 1,414 shares, respectively)	(94,828)	(33,127)
Retained earnings	165,737	131,350
Stockholders' equity	456,327	473,074
Total liabilities and stockholders' equity	$718,737	$659,247

The accompanying notes are an integral part of this statement.

Stage Stores, Inc.
Condensed Consolidated Statements of Income
(in thousands, except earnings per share)
(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003

Net sales	$ 285,296	$ 197,949	$ 854,826	$ 603,657
Cost of sales and related buying,
occupancy and distribution expenses	200,690	142,719	599,837	427,602

Gross profit	84,606	55,230	254,989	176,055

Selling, general and administrative expenses	68,160	45,376	197,832	129,194
Store opening costs	591	818	932	1,574
Interest, net of income of $0 and $229 for the thirteen
weeks and $13 and $294 for the thirty-nine weeks,
respectively	711	928	1,642	1,736
Gain on sale of proprietary credit card portfolio, net	-	(12,218)	-	(12,218)
Income before income tax	15,144	20,326	54,583	55,769

Income tax	5,604	7,419	20,196	20,356
Net income	$ 9,540	$ 12,907	$ 34,387	$ 35,413

Basic earnings per share data:

Basic earnings per share	$ 0.53	$ 0.68	$ 1.88	$ 1.87

Basic weighted average shares outstanding	17,863	19,007	18,327	18,930

Diluted earnings per share data:

Diluted earnings per share	$ 0.49	$ 0.63	$ 1.72	$ 1.77

Diluted weighted average shares outstanding	19,487	20,489	20,045	20,036

The accompanying notes are an integral part of this statement.

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended
	October 30, 2004	November 1, 2003
Cash flows from operating activities:
Net income	$34,387	$35,413
Adjustments to reconcile net income to net cash
provided by operating activities:
Gain on sale of proprietary credit card portfolio, net	-	(12,218)
Depreciation and amortization	24,145	16,337
Amortization of debt issue costs	335	1,615
Deferred stock compensation	173	-
Provision for bad debts	311	15,938
Deferred income taxes	4,719	6,488
Proceeds from sale of private label credit card portfolio, net	34,764	158,200
Changes in operating assets and liabilities:
Decrease in accounts receivable and retained interest in receivables sold	3,537	42,090
Increase in merchandise inventories	(99,563)	(68,563)
Decrease (increase) in other assets	5,323	(3,955)
Increase in accounts payable and other liabilities	43,111	42,255
Total adjustments	16,855	198,187
Net cash provided by operating activities	51,242	233,600

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(29,209)	(21,565)
Proceeds from retirement of fixtures and equipment	16	500
Net cash used in investing activities	(29,193)	(21,065)

Cash flows from financing activities:
Proceeds from (payments on):
Long-term debt, revolving credit facility, net	34,210	-
Repurchase of accounts receivable from accounts receivable trust	-	(64,000)
Long-term debt, other	(818)	(200)
Repurchase of common stock	(61,701)	-
Exercise of stock options proceeds	6,392	3,500
Debt issue cost	-	(1,731)
Net cash used in financing activities	(21,917)	(62,431)
Net increase in cash and cash equivalents	132	150,104
Cash and cash equivalents:
Beginning of period	14,733	20,886
End of period	$14,865	$170,990
Supplemental disclosures:
Interest paid	$1,319	$733
Income taxes paid	$8,189	$9,056

The accompanying notes are an integral part of this statement.

Stage Stores, Inc.
Condensed Consolidated Statement of Stockholders' Equity
For the Thirty-Nine Weeks Ended October 30, 2004
(in thousands)
(unaudited)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid- in Capital	Shares	Amount	Retained Earnings	Total

Balance, January 31, 2004	20,579	$206	$ 374,645	(1,414)	$ (33,127)	$ 131,350	$473,074

Net income	-	-	-	-	-	34,387	34,387
Repurchases of common stock	-	-	-	(1,669)	(61,701)	-	(61,701)
Deferred stock compensation	-	-	173	-	-	-	173
Stock options exercised,
including tax benefit	416	4	10,390	-	-	-	10,394

Balance, October 30, 2004	20,995	$210	$385,208	(3,083)	$(94,828)	$165,737	$456,327

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

                Stage Stores, through its wholly-owned subsidiaries Specialty Retailers (TX) LP and SRI Limited Partner LLC, operates family apparel stores under the Stage, Bealls and Palais Royal names throughout the South Central states, and under the Peebles name throughout the Mid-Atlantic, Southeastern and Midwestern states.  The Company offers moderately priced nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family.  As of October 30, 2004, the Company operated 522 stores in 28 states.

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

                The following table illustrates the effect on net income and earnings per share assuming the Company had applied the fair value recognition provisions as contained in the Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", for the grant of stock options (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003

Net income, as reported	$9,540	$12,907	$34,387	$35,413

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects
	(722)	(580)	(2,020)	(1,714)
Pro forma net income	$8,818	$12,327	$32,367	$33,699

Earnings per share:
Basic - as reported	$0.53	$0.68	$1.88	$1.87
Basic - pro forma	0.49	0.65	1.77	1.78

Diluted - as reported	$0.49	$0.63	$1.72	$1.77
Diluted - pro forma	0.45	0.60	1.61	1.68

                The following tables provide the significant assumptions used in the determination of the estimated fair value under the Black-Scholes option-pricing model of each option granted through the third quarter of the current and prior year:

	Thirty-Nine Weeks Ended
	October 30, 2004	November 1, 2003

Expected volatility	27.8-36.0%	38.7-41.5%
Risk free rate	1.94-3.55%	2.03-2.36%
Expected life of options (in years)	3.0-4.0	3.0
Expected dividend yield	0%	0%

3.             Sale of Private Label Credit Card Portfolios

On September 12, 2003, pursuant to the terms of a Credit Card Portfolio Purchase and Sale Agreement, the Company sold Stage Stores portfolio (the "Stage Portfolio") of private label credit card accounts at that time, as well as other assets related to its private label credit card program, to World Financial Network National Bank (the "Bank") and Alliance Data Systems, Inc. ("ADS").  As part of the sale, the Company entered into a 10 year Program Agreement as of the sale date with ADS.  The Program Agreement was amended and restated on March 5, 2004 (the "Amended and Restated Program Agreement") in connection with the sale of Peebles Inc.'s private label credit card portfolio as discussed below.  Pursuant to the provisions in the Amended and Restated Program Agreement as it relates to the Stage Portfolio, during the initial year, credit sales were processed at no charge (i.e., discount) to the Company.  Beginning October 1, 2004, and adjusted quarterly thereafter based on the then trailing twelve month portfolio performance, if the defined net yield is above or below the specified range, the Company receives a premium or pays a discount equal to 50% of the excess or shortfall of the specified yield range divided by the defined portfolio yield turn rate.  The Amended and Restated Program Agreement provides for automatic one-year renewal terms at expiration.   The Company realized $0.3 million of premiums on credit sales related to this agreement during the quarter ended October 30, 2004 which has been recorded as a reduction to selling, general and administrative expenses.

On November 4, 2003, the Company acquired Peebles Inc. ("Peebles"), a privately held, similarly focused retail company headquartered in South Hill, Virginia (the "Acquisition"), which then operated 136 stores in 17 Mid-Atlantic, Southeastern and Midwestern states under the Peebles name.  With the Acquisition, the Company also acquired Peebles' private label credit card portfolio.  On March 5, 2004, the Company sold this private label credit card portfolio to the Bank.  At closing, the Company received consideration of approximately $34.8 million, which approximated the amount of account balances outstanding at the time of closing.  Under the terms of the Amended and Restated Program Agreement, the Company is obligated to reimburse the Bank up to a total of $3.5 million during the first three years after the sale based on the non-attainment of a defined net portfolio yield performance and has recorded this obligation.

4.             Long-Term Debt

                  Long-term debt consists of the following (in thousands):

	October 30,	January 31,
	2004	2004
Revolving Credit Facility borrowings	$44,910	$10,700
Other	105	923
Subtotal	45,015	11,623
Less: Current portion of long-term debt	105	381
Long-term debt	$44,910	$11,242

            The Company has a senior secured revolving credit facility (the "Revolving Credit Facility") that matures August 21, 2008 which provides for borrowings up to a maximum of $250.0 million.  Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement.  The daily interest rates under the Revolving Credit Facility are equal to the applicable prime rate or Eurodollar rate plus an applicable margin as set forth in the Revolving Credit Facility agreement.  Inventory, accounts receivable, cash and cash equivalents are pledged as collateral under the Revolving Credit Facility.  The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements.  The outstanding borrowings at October 30, 2004 were $44.9 million.  Excess borrowing availability under the Revolving Credit Facility, net of letters of credit outstanding of $17.7 million, was $180.4 million at October 30, 2004.  During the first nine months of 2004, the weighted average interest rate on outstanding borrowings, and the average daily borrowings under the Revolving Credit Facility were 3.3% and $10.8 million, respectively.

The Revolving Credit Facility contains covenants which, among other things, restrict (i) the amount of additional debt or capital lease obligations, (ii) the amount of capital expenditures, payment of dividends and repurchase of common stock under certain circumstances, and (iii) related party transactions.  The Company continually monitors its liquidity position and compliance with those covenants. At October 30, 2004, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility.

At October 30, 2004, the Company had one capital lease obligation in the amount of $0.1 million, which is classified as short-term.

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

The following table illustrates the components of the diluted weighted average shares outstanding computation (in thousands):

	Thirteen weeks ended		Thirty-Nine weeks ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
Basic weighted average shares outstanding	17,863	19,007	18,327	18,930
Effect of dilutive securities:
Stock options	890	945	938	748
Warrants	734	537	780	358
Diluted weighted average shares outstanding	19,487	20,489	20,045	20,036

                The weighted average market price for the thirteen week current and prior year periods was $34.18 and $27.75, respectively.  The weighted average market price for the thirty-nine week current and prior year periods was $36.11 and $23.73, respectively.

                 The following table illustrates the number of stock options that were outstanding but not included in the computation of diluted weighted average shares outstanding because the exercise prices of these stock options was greater than the weighted average market price of the Company's common stock for each applicable period.

	Thirteen weeks ended		Thirty-Nine weeks ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
Number of anti-dilutive options outstanding	312,200	1,500	205,200	38,500

7.             Stock Repurchase Program

                 On October 1, 2003, the Company's Board of Directors approved a stock repurchase program authorizing the Company to buy, from time to time, up to $50.0 million of its common stock.  The $50.0 million Stock Repurchase Program, which was completed during the current year second quarter, was funded by the Company's cash flow and other liquidity sources.  In addition, the Company has and expects to continue to repurchase its outstanding stock from time to time using the proceeds that it receives from the exercise of employee stock options under its Amended and Restated 2001 Equity Incentive Plan, including the tax benefits that accrue to the Company from the exercise of these options, as well as proceeds that it receives from the exercise of its outstanding warrants.  The Company has purchased 1,668,256 shares of its common stock, at a cost of approximately $61.7 million, during the thirty-nine weeks ended October 30, 2004.  At October 30, 2004, approximately $2.4 million was available to the Company for stock repurchase, of which the entire amount relates to proceeds from stock option exercises.

8.             Deferred Compensation

                 On June 14, 2004, the Company granted performance shares under the Amended and Restated 2001 Equity Incentive Plan to members of senior management as a means of retaining and rewarding them for long-term performance based on shareholder return performance measures.  Under terms of the grant, which have a three year cliff vesting, the actual number of shares to be issued at no cost to the grant recipient in exchange for performance shares will be based on the level of attainment, at the end of the three year performance period, of specific shareholder return performance measures.  An aggregate target grant of 18,440 shares was made effective February 1, 2004, the start of the Company's 2004 fiscal year.  Depending on actual shareholder return performance at the end of the three year performance period, the actual aggregate number of shares that could be issued ranges from zero to a maximum of 36,880.  Compensation expense based on the anticipated number of shares of the Company's common stock and the related market value to be awarded at the end of the performance period is being recorded ratably over the performance period based on total shareholder return relative to performance measures through that date.  The Company recorded $0.2 million of compensation expense during the thirty-nine weeks ended October 30, 2004 related to this grant that is reflected as a component of selling, general, and administrative expense.  During the performance period, grant recipients do not have any rights of a shareholder in the Company with respect to common shares issuable under the grant until the shares have been issued.

9.             Retirement Plans

The Company sponsors two defined benefit plans.  One was frozen effective June 30, 1998, and the other was closed to new participants at February 1, 1998 (collectively, the "Retirement Plans"). Information regarding the Retirement Plans is as follows (in thousands):

 Components of Net Periodic Pension Costs

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Service cost	$14	$-	$42	$-
Interest cost	557	535	1,671	1,605
Expected return on plan assets	(550)	(451)	(1,650)	(1,353)
Net loss amortization	-	2	-	6
Net periodic pension cost	$21	$86	$63	$258

Employer Contribution

                As of October 30, 2004, $1.6 million of contributions have been made, of which $0.2 million was contributed during the third quarter.

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

General

Stage Stores is a Houston, Texas-based regional, specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family.  As of October 30, 2004, the Company operated 522 stores located in 28 states. The Company operates under the Stage, Bealls and Palais Royal names throughout the South Central states, and under the Peebles name throughout the Mid-Atlantic, Southeastern and Midwestern states.  The Company's principal focus is on consumers in small and mid-size markets which the Company believes are under-served and less competitive.  The Company believes that it is able to differentiate itself from the competition in the small and mid-size markets in which it operates by offering consumers access to basic, as well as fashionable, brand name merchandise not typically carried by other retailers in the same market area.  In the highly competitive metropolitan markets in which it operates, the Company competes against national department store chains, which similarly offer moderately priced, brand name and private label merchandise.  As a way of differentiating itself from the competition in these larger markets, the Company believes it offers consumers a high level of customer service in convenient locations.

During 2003, the Company made the strategic decision to sell the Stage Stores' private label credit card portfolio (the "Stage Portfolio").  On September 12, 2003, the Company sold the Stage Portfolio, as well as other assets related to its private label credit card program, to World Financial Network National Bank (the "Bank") and ADS Alliance Data Systems, Inc., subsidiaries of Alliance Data Systems Corporation, and realized proceeds of approximately $172.0 million, which included prepaid marketing funds.

             On November 4, 2003, the Company redeployed the proceeds from the sale of its private label credit card portfolio and acquired Peebles Inc. ("Peebles"), a privately held, similarly focused retail company headquartered in South Hill, Virginia (the "Acquisition").  The purchase price paid for Peebles was $174.6 million, including acquisition costs and net of cash acquired and debt assumed.  The Acquisition has been accounted for under the purchase method of accounting, and accordingly, the results of operations of Peebles have been included in the Company's consolidated financial statements from the date of acquisition.  In order to maximize the potential of the Acquisition, the Company has maintained what it believes is the highly recognizable Peebles name on the stores, and key members of Peebles' management team are continuing in their same capacities in South Hill.  With the addition of Peebles, the Company believes that it has strengthened its position as one of the leading retailers of branded family apparel in small town America.  The Company further believes that the Acquisition creates new opportunities for unit growth and geographical expansion and improves its competitive position.

As a result of the above transactions, the Company's current year results include the sales and earnings contribution from the acquired Peebles stores, but do not include any net credit income.  Conversely, the Company's prior year results include net credit income, which was treated as a reduction of selling, general and administrative expenses, but had no sales and earnings contribution from the acquired Peebles stores.

The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements as included in the Form 10-K.

Results of Operation

            The following table sets forth the results of operations as a percentage of sales for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and related buying,
occupancy and distribution expenses	70.3	72.1	70.2	70.8
Gross profit	29.7	27.9	29.8	29.2
Selling, general and administrative expenses	23.9	22.9	23.1	21.4
Store opening costs	0.2	0.4	0.1	0.3
Interest, net	0.2	0.5	0.2	0.3
Income before gain on sale of private
label credit card portfolio, net	5.3	4.1	6.4	7.2
Gain on sale of proprietary credit card portfolio, net	-	6.2	-	2.0
Income before income tax	5.3	10.3	6.4	9.2
Income tax	2.0	3.8	2.4	3.4
Net income*	3.3%	6.5%	4.0%	5.9%
*Total may not foot due to rounding

Thirteen Weeks Ended October 30, 2004 Compared to Thirteen Weeks Ended November 1, 2003

Sales for the thirteen weeks ended October 30, 2004 (the "current year third quarter") increased 44.2% to $285.3 million from $197.9 million for the thirteen weeks ended November 1, 2003 (the "prior year third quarter").  The inclusion of the Peebles stores accounted for $72.1 million of the $87.4 million increase in sales in the current year third quarter.  The remaining $15.3 million increase was a combination of the beneficial impact of the calendar shift from the second quarter last year to the third quarter this year of the Texas sales tax holiday weekend and comparable store sales increases and sales generated by new stores that are not yet in the comparable store base.  Comparable store sales, which include comparable store sales for the Peebles stores in both periods, increased 4.3% versus a 6.0% decrease for the same period last year.  On a monthly basis, comparable store sales increased 8.1% in August, 2.5% in September, and 1.8% in October.  These comparable store sales increases in the current year third quarter were positively impacted by the shift in the Texas sales tax holiday weekend.

For the current year third quarter, the Company achieved comparable store sales gains in most significant merchandise categories (i.e. those categories contributing greater than 5% of sales) as compared to the prior year third quarter.  The special sizes, men's and footwear departments each had comparable store sales increases greater than 10% during the current year third quarter.  Children's, misses sportswear, and accessories had comparable store sales increases greater than 5% during the current year third quarter.  Juniors and young men's each had comparable store sales decreases of 0.3% and 2.7%, respectively.  On a market population basis, the Company experienced positive comparable store sales results in its three population groups.  The small market stores, or those in market areas of less than 50,000 people, increased 6.0%.  The mid-size market stores, or those in market areas of between 50,000 and 150,000 people, increased 1.0%, while comparable store sales for stores in market areas of greater than 150,000 people increased 4.0%.  The Company's large market stores, of which approximately 75% are located in Texas, benefited significantly from the sales tax holiday weekend event.

                Gross profit increased 53.3% to $84.6 million for the current year third quarter from $55.2 million for the prior year third quarter.  Gross profit, as a percent of sales, increased to 29.7% for the current year third quarter from 27.9% for the prior year third quarter.  The following is a summary of the changes between the current year third quarter and the prior year third quarter in the components of cost of sales, expressed as a percent of sales:

Increase/ (Decrease)
Quarter 3
Cost Component	2004
Merchandise cost of sales	(1.9)
Shrink expense	(0.4)
Buying, occupancy and distribution expenses	0.5
Total cost of sales, and related buying, occupancy
and distribution expenses	(1.8)

Gross profit during the current year third quarter was positively impacted by the inclusion of the Peebles stores in the current year third quarter results and lower shrink expense.  The increase in buying, occupancy, and distribution expenses was principally driven by higher costs of operations of the Peebles distribution centers as well as higher store occupancy costs associated with higher rent and incremental depreciation expense associated with the inclusion of the Peebles stores in the current year third quarter results, and the 8 net new stores that have been added since the end of the prior year third quarter.

                Selling, general and administrative ("SG&A") expenses for the current year third quarter increased 50.2% to $68.2 million from $45.4 million in the prior year third quarter and, as a percent of sales, increased to 23.9% from 22.9% in the comparable period last year.  SG&A expenses for the current year third quarter increased from the prior year third quarter primarily as a result of the increase in the number of stores in operation in the current year third quarter, including the acquired Peebles stores, and the fact that there was no Net Credit Income (as defined below) from the Company's private label credit card program in the current year third quarter as compared to the prior year third quarter.  SG&A expenses in the prior year third quarter included, as an offset to SG&A expenses, the net income contribution from Stage's private label credit card program prior to its sale on September 12, 2003, which included service charge and late fee income, operating expenses incurred by the Company in origination of credit, customer service and collection activities, interest expense on securitization facility borrowings and certain other items (collectively "Net Credit Income").  Net Credit Income in the prior year third quarter was $2.8 million, or 1.4% of sales.  SG&A expenses in the prior year third quarter, excluding the $2.8 million of Net Credit Income, would have been $48.2 million, or 24.3% of sales.  As compared to the adjusted rate of 24.3% for the prior year third quarter, the current year third quarter's rate of 23.9% represents an improvement of 0.4%, primarily reflecting improved leverage of depreciation and advertising costs, which was driven by relatively lower advertising costs at the Peebles stores.

                 Store opening costs during the current year third quarter, which relate to the 7 new stores added during the period as well as the initial expenses associated with the 9 new stores that will be opening in the current year fourth quarter, totaled $0.6 million as compared to $0.8 million for the 13 new stores opened in the prior year third quarter.

                Net interest expense was $0.7 million in the current year third quarter as compared to $0.9 million in the prior year third quarter.  The prior year included a write-off of $0.8 million of unamortized debt issue costs associated with the termination on August 21, 2003 of the Company's former $125.0 million credit facility.  Interest expense in the current year relates to borrowings under the senior secured revolving credit facility (the "Revolving Credit Facility") that matures August 21, 2008, which provides for borrowings up to a maximum of $250.0 million, related letters of credit and commitment fees and amortization of debt issue costs.  The Company's primary source of funding is its Revolving Credit Facility, as discussed in "Liquidity and Capital Resources".

                The Company's effective tax rate in 2004 is estimated to be 37%, resulting in income tax expense of $5.6 million in the current year third quarter, as compared to income tax expense of $7.4 million in the prior year third quarter, during which its effective tax rate was 36.5%.

As a result of the foregoing, the Company had net income of $9.5 million for the current year third quarter as compared to net income of $12.9 million for the prior year third quarter, a decrease of 26.4%.  The Company's prior year third quarter earnings of $12.9 million included an after tax net gain of $7.8 million from the sale of its private label credit card portfolio.

Thirty-nine Weeks Ended October 30, 2004 Compared to Thirty-nine Weeks Ended November 1, 2003

Sales for the thirty-nine weeks ended October 30, 2004 (the "current year") increased 41.6% to $854.8 million from $603.7 million for the thirty-nine weeks ended November 1, 2003 (the "prior year").  Comparable store sales, which include comparable store sales for the Peebles stores in both years, increased 1.8% in the current year as compared to a 5.1% decrease in the prior year.  The increase in total sales reflects the impact of sales from the Peebles stores, which contributed $214.6 million for the current year, as well as the 8 net new stores opened since the end of the prior year third quarter and the increase in comparable store sales.

For the current year, the Company achieved comparable store sales gains in most significant merchandise categories (i.e. those categories contributing greater than 5% of sales) as compared to the prior year.  The Company achieved the largest comparable store sales increases in its special sizes, misses sportswear, accessories, shoes, and men's departments.  The young men's and juniors departments each had comparable store sales decreases of 5.8% and 3.2%, respectively.    On a market population basis, the Company experienced positive comparable store sales results in its small market stores.  The small market stores, or those in market areas of less than 50,000 people, increased 4.1%.

Gross profit increased 44.8% to $255.0 million for the current year from $176.1 million for the prior year.  Gross profit, as a percent of sales, increased to 29.8% for the current year from 29.2% for the prior year.  The following is a summary of the changes between the current year and the prior year in the components of cost of sales, expressed as a percent of sales:

Increase
(decrease)
Cost Component	YTD 2004
Merchandise cost of sales	(0.8)%
Shrink expense	(0.4)
Buying, occupancy and distribution expenses	0.6
Total cost of sales, and related buying, occupancy
and distribution expenses	(0.6)%

                Gross profit in the current year has benefited from lower inventory shrink expense and higher maintained merchandise margins.  The combination of improved consumer demand for products in the first quarter and the higher contribution by the Peebles stores in the third quarter, which was partly offset by a higher level of markdowns in the second quarter, resulted in a higher maintained margin for the current year period.  The increase in buying, occupancy, and distribution expenses was principally driven by higher costs of operations of the Peebles distribution centers as well as higher rent, taxes, and common area charges and incremental depreciation expense associated with the inclusion of the Peebles stores in the current year results and the 8 net new stores that have been added since the end of the prior year third quarter.

                Selling, general and administrative ("SG&A") expenses for the current year increased 53.1% to $197.8 million from $129.2 in the prior year and, as a percent of sales, increased to 23.1% from 21.4% in the prior year.  SG&A expenses for the current year increased from the prior year primarily as a result of the increase in the number of stores in operation in the current year, including the acquired Peebles stores, and the fact that there was no net credit income from the Company's private label credit card program in the current year as compared to the prior year.  SG&A expenses in the prior year included, as an offset to SG&A expenses, the net income contributions from Stage's private label credit card program prior to its sale on September 12, 2003, which included service charge and late fee income, operating expenses incurred by the Company in origination of credit, customer service and collection activities, interest expense on securitization facility borrowings and certain other items (collectively "Net Credit Income").  Net Credit Income in the prior year was $13.6 million, or 2.3% of sales.  SG&A expenses in the prior year, excluding the $13.6 million of Net Credit Income, would have been $142.8 million, or 23.7% of sales.  As compared to the adjusted rate of 23.7% for the prior year, the current year rate of 23.1% represents an improvement of 0.6%.  The improvement is primarily due to improved leverage from this year's higher sales of advertising expense and depreciation expense.  Advertising expenses, as a percent of sales, also benefited from the relatively lower advertising costs at the Peebles stores.

                Store opening costs in the current year of $0.9 million relate to the 13 new stores opened during the current year as compared to store opening costs in the prior year of $1.6 million incurred in the prior year related to the 25 new stores opened.

                Net interest expense for the current year decreased to $1.6 million from $1.7 million in the prior year.  The prior year includes the write-off of $0.8 million of unamortized debt issue costs associated with the termination on August 21, 2003 of the Company's former $125.0 million credit facility.  Interest expense in the current year relates to borrowings under the Revolving Credit Facility and related letters of credit and commitment fees, and amortization of debt issue costs.  The Company's primary source of funding is its Revolving Credit Facility, as discussed in "Liquidity and Capital Resources."

                   The Company's effective tax rate in 2004 is estimated to be 37%, resulting in income tax expense of $20.2 million in the current year, as compared to income tax expense of $20.4 million in the prior year, during which its effective tax rate was 36.5%.

                As a result of the foregoing, the Company had net income of $34.4 million for the current year as compared to net income of $35.4 million for the prior year, a decrease of 2.8%.

 Seasonality and Inflation

                Historically, the Company's business is seasonal and sales are traditionally lower during the first three quarters of the year (February through October) and higher during the last three months of the year (November through January).  The fourth quarter typically accounts for about 30% of the Company's annual sales, with the other quarters accounting for approximately 22% to 24% each.  The sales levels and gross profit margins achieved on a quarterly basis are impacted by the changes in seasonal weather patterns as well as the level of promotions associated with the traditional holiday period or other sales events (e.g., back-to-school sales) which tend to impact consumer demand for apparel.

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

The Company has a senior secured revolving credit facility (the "Revolving Credit Facility") that matures August 21, 2008 which provides for borrowings up to a maximum of $250.0 million.  Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement.  The daily interest rates under the Revolving Credit Facility are equal to the applicable prime rate or Eurodollar rate plus an applicable margin as set forth in the Revolving Credit Facility agreement.  Inventory, accounts receivable, cash and cash equivalents are pledged as collateral under the Revolving Credit Facility.  The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements.  The outstanding borrowings at October 30, 2004 were $44.9 million.  Excess borrowing availability under the Revolving Credit Facility, net of letters of credit outstanding of $17.7 million, was $180.4 million at October 30, 2004.  During the first nine months of 2004, the weighted average interest rate on outstanding borrowings, and the average daily borrowings under the Revolving Credit Facility were 3.3% and $10.8 million, respectively.

             The Revolving Credit Facility contains covenants which, among other things, restrict (i) the amount of additional debt or capital lease obligations, (ii) the amount of capital expenditures, payment of dividends and repurchase of common stock under certain circumstances, and (iii) related party transactions.  The Company continually monitors its liquidity position and compliance with those covenants. At October 30, 2004, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility.

              The Company had $51.2 million in cash provided from operating activities in the current year.  In addition to the $34.8 million of proceeds that it received from the sale of Peebles' private label credit card portfolio, net income, adjusted for non-cash expenses such as depreciation, deferred tax, provision for bad debts, amortization of debt issue costs and deferred stock compensation provided cash of approximately $64.1 million.  Other operating cash flow changes used net cash of approximately $47.7 million which includes a $99.6 million increase in merchandise inventories due to seasonal build of inventories.

                On October 1, 2003, the Company's Board of Directors approved a stock repurchase program authorizing the Company to buy, from time to time, up to $50.0 million of its common stock.  The $50.0 million Stock Repurchase Program, which was completed during the current year second quarter, was funded by the Company's cash flow and other liquidity sources.  In addition, the Company has and expects to continue to repurchase its outstanding stock from time to time using the proceeds that it receives from the exercise of employee stock options under its Amended and Restated 2001 Equity Incentive Plan, including the tax benefits that accrue to the Company from the exercise of these options, as well as proceeds that it receives from the exercise of its outstanding warrants.  The Company has purchased 1,668,256 shares of its common stock, at a cost of approximately $61.7 million, during the thirty-nine weeks ended October 30, 2004.  At October 30, 2004, approximately $2.4 million was available to the Company for stock repurchase, of which the entire amount relates to proceeds from stock option exercises.

                Capital expenditures are generally for new store openings, remodeling of existing stores and facilities, customary store maintenance and operating and information system enhancements and upgrades.  Capital expenditures were $29.2 million in the current year as compared to $21.6 million in the prior year.  Management currently estimates that capital expenditures will be approximately $45.0 million during 2004, principally for the opening of 22 new stores, remodels and relocations of existing stores, information systems technology projects, and general maintenance of the Company's infrastructure.

                While there can be no assurances, management believes that there should be sufficient liquidity to cover both the Company's short-term and long-term funding needs.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             Borrowings under the Company's Revolving Credit Facility bear a floating rate of interest. As of October 30, 2004, there were $44.9 million outstanding borrowings under the Company's Revolving Credit Facility.  A hypothetical 10% change in interest rates from the October 30, 2004 levels would have an approximate $0.1 million effect on the Company's results of operations and cash flows.

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

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures.  Based on this evaluation, they have concluded that the Company's disclosure controls and procedures were effective as of October 30, 2004.

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

            The Company's management has established and maintains internal control over financial reporting. No changes in the Company's internal control over financial reporting occurred during the quarter ended October 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II  -  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

During the thirteen weeks ended October 30, 2004, the Company did not have any material legal proceedings brought against it, its subsidiaries or their properties.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
	Total Number	Average Price	as Part of Publicly	Shares that May
	of	Paid	Announced	Yet Be Purchased
Period	Shares Purchased	Per Share	Plan (1)	Under the Plan (1)

February 1, 2004, to
July 31, 2004	1,533,256	$37.22	1,533,256	$4,180,833

August 1, 2004, to
August 28, 2004	120,000	$34.46	120,000	$311,452

August 29, 2004, to
October 2, 2004	15,000	$33.70	15,000	$1,903,371

October 3, 2004, to
October 30, 2004	-	$0.00	-	$2,392,718

Total	1,668,256	$36.98	1,668,256

 (1) On October 1, 2003, the Company's Board of Directors approved a stock repurchase program authorizing the Company to buy, from time to time, up to $50.0 million of its common stock.  The $50.0 million Stock Repurchase Program, which was completed during the current year second quarter, was funded by the Company's cash flow and other liquidity sources.  In addition, the Company has and expects to continue to repurchase its outstanding stock from time to time using the proceeds that it receives from the exercise of employee stock options under its Amended and Restated 2001 Equity Incentive Plan, including the tax benefits that accrue to the Company from the exercise of these options, as well as proceeds that it receives from the exercise of its outstanding warrants.  The Company has purchased 1,668,256 shares of its common stock, at a cost of approximately $61.7 million during the thirty-nine weeks ended October 30, 2004.  At October 30, 2004, approximately $2.4 million was available to the Company for stock repurchase, of which the entire amount relates to proceeds from stock option exercises.

Item 3. DEFAULTS UPON SENIOR SECURITIES

                None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None.

Item 5. OTHER INFORMATION

                None.

Item 6. EXHIBITS

The following documents are the exhibits to this Form 10-Q.  For convenient reference, each exhibit is listed according to the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description
10*	Severance Agreement - Release of All Claims between Vivian McDonald and Stage Stores, Inc. dated August 25, 2004
31.1*	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Exchange Act
31.2*	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Exchange Act
32*	Certifications Pursuant to 18 U.S.C. Section 1350

____________________________________

*                Filed electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                                STAGE STORES, INC.

December 8, 2004                                                                                                 /s/ James R. Scarborough

 (Date)                                                                                                                    James R. Scarborough

                                                                                                                              Chief Executive Officer and President

December 8, 2004                                                                                                 /s/ Michael E. McCreery

 (Date)                                                                                                                   Michael E. McCreery

                              Executive Vice President, Chief Financial Officer

                              and Corporate Secretary