Form 10-K/A
period 2004-01-31
STAGE STORES INC
filed 2005-04-27
CIK 6885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission File No. 1-14035

Stage Stores, Inc.
(Exact name of registrant as specified in its charter)

NEVADA	91-1826900
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

10201 Main Street, Houston, Texas	77025
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (800) 579-2302

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock ($0.01 par value)	NASDAQ
Series A Warrants (Expiration Date August 23, 2006)	NASDAQ
Series B Warrants (Expiration Date August 23, 2006)	NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of August 2, 2003 (the last business day of the registrant's most recently completed second quarter), the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant was $424,768,266 (based upon the closing price of the registrant’s common stock as reported by NASDAQ on August 1, 2003). As of April 7, 2004, there were 18,739,264 shares of the registrant’s common stock outstanding.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders to be held on June 3, 2004 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K/A.

EXPLANATORY NOTE

As previously disclosed in the Company’s Current Report on Form 8-K on March 17, 2005, the Audit Committee of Stage Stores, Inc. (the “Company”) concluded to restate the Company’s financial statements presented in its previously filed Form 10-K for the years ended January 31, 2004 and February 1, 2003 and the twenty-two weeks ended February 2, 2002 and in its previously filed Form 10-Q’s for the first three quarters of the 2004 fiscal year. The Predecessor Company financial statements for the thirty weeks ended September 1, 2001 have not been restated since the amounts are not material.

The Company determined that certain of its lease accounting practices were not in accordance with accounting principles generally accepted in the United States of America, as expressed by the Office of the Chief Accountant of the Securities and Exchange Commission (the “SEC”) on February 7, 2005. Historically, consistent with common retail industry practice, the Company recorded rent expense on a straight-line basis over the initial non-cancelable lease term, with the term commencing when rent payments began. Rent payments typically began on the store opening date, which had the effect of excluding the build-out period (or rent holiday period) from the calculation of the rent period. Additionally, consistent with common retail industry practice, the Company depreciated leasehold improvements over the lesser of the estimated useful life of the leasehold improvements or the term of the lease, including available lease renewal option periods, not to exceed fifteen years. Lastly, consistent with common retail industry practice, when accounting for landlord/tenant incentives (“construction allowances”), the Company recorded these construction allowances as a reduction in leasehold improvements on its balance sheet and as a reduction in capital expenditures on its statement of cash flows.

The Company revised its policy in order to correct its historical practices and now will: depreciate leasehold improvements for stores over the lesser of the estimated useful life of the leasehold improvements or the primary term of the lease, which is typically ten years for new and relocated stores, including applicable available lease renewal option periods, where appropriate; record rent expense on a straight-line basis over the lease term, and where appropriate, applicable available lease renewal option periods; record construction allowances received from landlords as a deferred rent credit or a finance lease obligation, as appropriate, on its balance sheet and as an operating or financing activity, as appropriate, on its statement of cash flows; and amortize the deferred rent credit over the related lease term, commencing with the date the Company earns the construction allowance, as a reduction of rent expense.

While infrequent in occurrence, occasionally the Company is responsible for the construction of leased stores and for paying project costs. Emerging Issues Task Force (“EITF”) Issue 97-10, “The Effect of Lessee Involvement in Asset Construction,” requires the Company to be considered the owner (for accounting purposes) of this type of project during the construction period. Such leases are accounted for as finance lease obligations with the amounts received from the landlord being recorded in debt obligations. Interest expense is recognized at a rate that will amortize the finance lease obligation over the initial term of the lease. All of the above changes resulted in lower rent expense and higher depreciation and interest expense. This Form 10-K/A gives the effect to the Company’s revised policies.

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, initially filed with the SEC on April 15, 2004 (the “Original Filing”), is being filed to reflect restatements of the Company’s consolidated balance sheets at January 31, 2004 and February 1, 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended January 31, 2004 and February 1, 2003 and the twenty-two weeks ended February 2, 2002 and the notes related thereto. For a more detailed description of these restatements, see Note 2, “Restatement of Financial Statements,” to the accompanying audited consolidated financial statements and the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K/A.

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety. However, this Form 10-K/A only amends and restates Items 2, 6, 7, 8, 9A and the Quarterly financial data of Part II of the Original Filing, in each case, solely as a result of, and to reflect the restatement, and no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, Item 15 of Part IV of the Original Filing has been amended to include a Power of Attorney related to the filing of this Form 10-K/A, to currently date the consent of the Company’s independent registered public accounting firm and to currently date the certifications of the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consent of the Company’s independent registered public accounting firm, the Power of Attorney, and the certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as exhibits 23, 24, 31.1, 31.2 and 32, respectively.

Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, the Company has not updated the disclosures contained herein to reflect subsequent events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in the Company’s amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended May 1, 2004, July 31, 2004 and October 30, 2004 which will be filed subsequent to the filing of this Form 10-K/A and any reports filed with the SEC subsequent to the date of this filing.

The Company has not amended and does not intend to amend its previously-filed Annual Reports on Form 10-K filed prior to this Form 10-K/A or its Quarterly Reports on Form 10-Q for the periods affected by the restatement that ended prior to January 31, 2004. For this reason, the consolidated financial statements, auditors’ reports and related financial information for the affected periods contained in those reports should no longer be relied upon.

In conjunction with the Company's Plan of Reorganization, on August 24, 2001, Stage Stores, Inc., a Delaware corporation, merged into its wholly-owned subsidiary, Specialty Retailers, Inc. (NV), a Nevada corporation. On the merger date, Specialty Retailers, Inc. (NV), the surviving corporation, changed its name to Stage Stores, Inc. Depending on the context and the period being referenced, Stage Stores, Inc., its affiliates and their predecessors in interest will, from time-to-time, be referred to collectively as the "Company", "Stage Stores", "Predecessor Company", or "Reorganized Company" in this Form 10-K/A.

References to a particular year are to the Company's fiscal year, which is the 52 or 53 week period ending on the Saturday closest to January 31st of the following calendar year. For example, a reference to "2002" is a reference to the fiscal year ended February 1, 2003, “2003” is a reference to the fiscal year ended January 31, 2004, and a reference to "2004" is a reference to the fiscal year ending January 29, 2005. Fiscal years 2001, 2002, 2003 and 2004 consist of 52 weeks.

PART I

ITEM 1. BUSINESS

Overview

Stage Stores is a Houston, Texas-based regional, specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family. As of January 31, 2004, the Company operated 518 stores located in 27 states. The Company operates under the Stage, Bealls and Palais Royal names throughout the South Central states, and under the Peebles name throughout the Mid-Atlantic, Southeastern and Midwestern states. With an average store size of approximately 19,100 selling square feet, the Company's principal focus is on consumers in small and mid-size markets which the Company believes are under-served and less competitive. Utilizing a ten mile radius from each store, approximately 57% of the Company's stores are located in small towns and communities with populations below 50,000 people, while an additional 23% of the Company's stores are located in mid-sized communities with populations between 50,000 and 150,000 people. The remaining 20% of the Company's stores are located in metropolitan areas, such as Houston and San Antonio, Texas. The Company believes that it is able to differentiate itself from the competition in the small and mid-size communities in which it operates by offering consumers access to basic as well as fashionable, brand name merchandise not typically carried by other retailers in the same market area. In the highly competitive metropolitan markets in which it operates, the Company competes against other national department store chains, which similarly offer moderately priced, brand name and private label merchandise. As a way of differentiating itself from the competition in these larger metropolitan markets, the Company offers consumers a high level of customer service in convenient locations.

Website Access to Reports

The Company makes available, free of charge, through its website, among other things, corporate governance items, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after they have been electronically filed with the Securities and Exchange Commission ("SEC"). They can be obtained by accessing the Company’s website at www.stagestoresinc.com, clicking on “Investor Relations”, then “SEC filings”, then the report to be obtained. Information contained on the Company’s website is not part of this Annual Report on Form 10-K/A.

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

However, as a result of many factors including, but not limited to, the Company's rapid growth during 1997 and 1998, significant turnover in key executive positions, significant leverage coupled with an inflexible capital structure and changes in the retail environment, the Company's financial performance deteriorated significantly during 1999 and 2000. Because of the Company's rapidly deteriorating financial performance, the Company's suppliers significantly curtailed merchandise shipments to the Company during the spring of 2000, thereby further exacerbating the Company's financial difficulties. In order to address these financial and operational issues, the Company filed for bankruptcy on June 1, 2000 (the "Petition Date"). On August 24, 2001, pursuant to an approved Plan of Reorganization (the “Plan”) the Company emerged from the bankruptcy proceedings. On December 31, 2002, the Bankruptcy Court entered a Final Decree which closed the bankruptcy proceedings.

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

On November 4, 2003, the Company redeployed the proceeds from the sale of its private label credit card portfolio and acquired Peebles Inc. (“Peebles”), a privately held, similarly focused retail company headquartered in South Hill, Virginia (the "Acquisition"), which then operated 136 stores in 17 Mid-Atlantic, Southeastern and Midwestern states under the Peebles name. The Acquisition was made pursuant to an Agreement and Plan of Merger dated as of October 7, 2003, and a First Amendment to Agreement and Plan of Merger dated November 3, 2003, with PHC Retail Holding Company, the parent of Peebles Inc. The purchase price for Peebles Inc. was $174.6 million, including acquisition costs and net of cash acquired and debt assumed. The Acquisition has been accounted for under the purchase method of accounting, and accordingly, the results of operations of Peebles have been included in the Company's consolidated financial statements from the date of acquisition. In order to maximize the potential of the Acquisition, the Company has maintained what it believes is the highly recognizable Peebles name on the stores, and key members of Peebles' management team are continuing in their present capacities in South Hill. With the addition of Peebles, the Company believes that it has strengthened its position as one of the leading retailers of branded family apparel in small town America. The Company further believes that the Acquisition creates new opportunities for unit growth and geographical expansion and improves its competitive position.

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

In targeting small and mid-size markets, the Company has developed a store format, ranging in size from 10,000 to 57,000 selling square feet, which is generally smaller than typical department stores yet large enough to offer a well edited, but broad selection of merchandise. With an average store size of approximately 19,100 selling square feet, approximately 75% of the Company's stores are located in strip shopping centers in which they are typically one of the anchor stores. In addition, 20% of the Company's stores are located in local or regional shopping malls, while the remaining 5% are located in either free standing or downtown buildings. The Company attempts to locate its stores by, or in the vicinity of, other tenants that it believes will help attract additional foot traffic to the area, such as grocery stores, drug stores or major discount stores such as Wal-Mart.

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

Merchandising Strategy. The Company's merchandising strategy focuses on matching merchandise assortments and offerings with customers' aspirations for fashionable, quality brand name apparel in order to maximize sales and earnings potential. Further, care is given to avoid duplication and to ensure in-stock position on size and color in all merchandise selections. The Company offers a well edited selection of moderately priced, branded merchandise within merchandise categories, such as women's, men's and children's apparel, as well as accessories, cosmetics and footwear. The merchandise selection ranges from basics, including denim, underwear and foundations, to more upscale and fashionable clothing offerings. Merchandise mix may also vary from store to store to accommodate differing demographic factors. Over 90% of sales consist of nationally recognized brands such as Tommy Hilfiger, Liz Claiborne, Levi Strauss, Calvin Klein, Chaps/Ralph Lauren, Polo Jeanswear, Estee Lauder, Clinique, Elizabeth Arden, Nautica, K Swiss, Nike, Reebok and New Balance, with the top 100 vendors currently accounting for approximately 58% of annual sales. No single vendor accounted for more than 5% of the Company's 2003 retail purchases. The Company's private label portfolio includes fifteen brands, which are developed and sourced primarily through its membership in Associated Merchandising Corporation and Li-Fung cooperative buying services. The Company's private label brands offer quality merchandise at excellent value. The Company's merchandising activities are conducted from its corporate headquarters in Houston, Texas for its Bealls, Palais Royal and Stage locations, and from its South Hill, Virginia office for its Peebles locations.

The following table sets forth the distribution of net sales between the Company's various merchandise categories for the periods indicated:

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

Trademarks. The Company regards its trademarks and their protection as important to its success. In addition to the Bealls, Palais Royal, Peebles and Stage trademarks, the United States Patent and Trademark Office (the “USPTO”) has issued federal registrations to the Company for the following trademarks: Cape Classic, Cape Classic LTD, Casual Options, Graphite, Hannah, Harmony Grove, Hidden Fantasies, Meherrin River Outfitters, Private Expressions, Signature Studio, Sun River Clothing Co., and Whispers. The Company has also filed applications with the USPTO seeking federal registrations for the following trademarks: Sun River Footwear, Rebecca Malone and Specialty Kids.

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

War, acts of terrorism and natural disasters may create uncertainty and may result in reduced revenues.  The Company cannot predict, with any degree of certainty, what effect, if any, war, acts of terrorism and natural disasters, if any, will have on the Company, its operations, the other risk factors discussed herein and the forward-looking statements made by the Company in this Annual Report on Form 10-K/A. However, the consequences of these events could have a material and adverse effect on the Company's business and financial condition.

Government laws and regulations could adversely impact the Company’s business and financial condition. The Company, like other businesses, is subject to various federal, state and local government laws and regulations including, but not limited to, tax laws, which may be changed from time to time in response to economic or political conditions. The Company's operating subsidiary is a Texas limited partnership. The state of Texas has considered a proposal to tax limited partnerships. If such a proposal was enacted, this would increase the Company’s effective tax rate. The Company cannot predict whether existing laws or regulations, as currently interpreted or as reinterpreted in the future, or future laws and regulations, could materially and adversely affect the results of its operations and financial condition.

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

Covenants in the Company’s Revolving Credit Facility agreement may impose operating restrictions, impede or adversely affect the Company’s ability to pay dividends or repurchase common shares and raise capital through the sale of stock and other securities. The Company’s Revolving Credit Facility agreement contains covenants which, among other things, restrict (i) the amount of additional debt or capital lease obligations, (ii) the amount of capital expenditures, payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions. In addition, any material or adverse developments affecting the business of the Company could significantly limit its ability to meet its obligations as they become due or to comply with the various covenant requirements contained in the Company's Revolving Credit Facility agreement.

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

A work slowdown, stoppage or other disruption by employees of carriers, shippers and other providers of merchandise transportation services could have a material adverse effect on the Company’s business and financial condition. The Company’s vendors rely on shippers, carriers and other providers of merchandise transportation services (collectively “Transportation Providers”) to deliver merchandise from their manufacturers, both in the United States and abroad, to the vendors’ distribution centers in the United States. The Company’s vendors and the Company also rely on Transportation Providers to transport merchandise from the vendors’ distribution centers to the Company’s distribution centers. The Company also relies on Transportation Providers to transport merchandise from its Jacksonville, Texas distribution center to the majority of its stores. However, if work slowdowns, stoppages or other disruptions affect the transportation of merchandise between the vendors and their manufacturers, especially those manufacturers outside the United States, or between the vendors and the Company, the Company’s business and financial condition could be adversely affected.

Any devaluation of the Mexican peso, or imposition of restrictions on the access of citizens of Mexico to the Company’s stores, could adversely impact the Company’s business and financial condition. Approximately 6% of the Company’s stores are located in cities that either border Mexico or that the Company considers to be in close proximity to Mexico. The Company estimates that approximately 9% of its revenues are derived from those stores. While purchases in those stores are made in United States dollars, a devaluation of the Mexican peso could negatively affect the exchange rate between the peso and the dollar, which would result in reduced purchasing power on the part of the Company’s customers who are citizens of Mexico. In that event, revenues attributable to those stores could be reduced. In addition, due to global uncertainties, including threats or acts of terrorism, it is possible that tighter restrictions may be imposed by the Federal government on the ability of citizens of Mexico to cross the border into the United States. In that case, revenues attributable to the Company’s stores regularly frequented by citizens of Mexico could be reduced.

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
Total
518

Stores range in size from 10,000 to 57,000 selling square feet, with the average being approximately 19,100 selling square feet. The Company's stores are primarily located in strip shopping centers. All store locations are leased except for two Bealls stores, one Stage store and one Peebles store, aggregating to approximately 125,600 selling square feet, which are owned. The owned Bealls stores are located in Jacksonville and Lubbock, Texas. The owned Stage store is located in Lake Charles, Louisiana. The owned Peebles store is located in Lawrenceville, Virginia. The majority of leases provide for a base rent plus payments for expenses incurred by the landlord, such as common area maintenance and insurance. Certain leases provide for contingent rents that are not measurable at inception. These contingent rents are primarily based on percentage of sales that are in excess of a predetermined level.

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

Holders

As of April 7, 2004, which is the record date for the determination of shareholders entitled to vote at the Company's 2004 Annual Meeting of Shareholders, there were 486 holders of record of the Company’s common stock.

Dividends

The Company has never declared or paid a cash dividend on its common stock and does not expect to pay cash dividends in the foreseeable future. The Company presently anticipates that earnings will be retained for investment in, and growth of, the Company’s business, to service seasonal indebtedness and to fund the Company's Stock Repurchase Program. The declaration and payment of dividends by the Company are subject to the discretion of the Board of Directors (the "Board"). Any future determination to pay dividends will depend on the Company's results of operations and financial condition, as well as meeting certain criteria under its Revolving Credit Facility (as defined in Liquidity and Capital Resources) and other factors deemed relevant by the Board.

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

ITEM 6. SELECTED FINANCIAL DATA (RESTATED)

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

	Predecessor Company						Reorganized Company
					Thirty		Twenty-Two
					Weeks Ended		Weeks Ended
	Fiscal Year				September 1,		February 2,	Fiscal Year
	1999		2000 (1)		2001		2002 (2)	2002 (2)	2003 (2,3)
Statement of operations data:
Net sales	$1,121,567		$952,274		$461,642		$393,933	$875,557	$972,212
Cost of sales and related buying,
occupancy and distribution expenses	897,117	(4)	714,192		320,554		276,544	611,293	694,055
Gross profit	224,450		238,082		141,088		117,389	264,264	278,157
Selling, general and administrative expenses	388,565	(5)	246,206		105,578		82,332	176,202	200,713
Store opening costs	749		-		-		85	1,271	3,068
Reorganization expense and store closure costs	44,237	(6)	114,236	(7)	23,141	(7)	-	-	-
Fresh-start adjustments	-		-		35,249	(8)	-	-	-
Gain on debt discharge	-		-		(265,978)	(8)	-	-	-
Interest, net	48,634		39,807	(9)	10,651	(9)	581	1,777	2,509
Gain on sale of private label
credit card portfolio, net	-		-		-		-	-	(12,218)
Income (loss) before income tax
and cumulative effect of change
in accounting principle	(257,735)		(162,167)		232,447		34,391	85,014	84,085
Income tax expense	20,217	(10)	48		15		12,730	31,455	30,691

Income (loss) before cumulative effect of
change in accounting principle	(277,952)		(162,215)		232,432		21,661	53,559	53,394
Cumulative effect of change in accounting
principle, net of tax - reporting costs
of start-up activities	(3,938)		-		-		-	-	-
Net income (loss)	$(281,890)		$(162,215)		$232,432		$21,661	$53,559	$53,394

Basic earnings (loss) per common share
before cumulative effect of change
in accounting principle	$(9.92)		$(5.77)		$8.27		$1.08	$2.74	$2.81
Basic earning (loss) per common share	$(10.06)		$(5.77)		$8.27		$1.08	$2.74	$2.81
Basic weighted average common shares
outstanding	28,028		28,096		28,096		19,973	19,550	19,003
Diluted earnings (loss) per common share
before cumulative effect of change
in accounting principle	$(9.92)		$(5.77)		$8.27		$1.08	$2.56	$2.65
Diluted earnings (loss) per common share	$(10.06)		$(5.77)		$8.27		$1.08	$2.56	$2.65
Diluted weighted average common shares
outstanding	28,028		28,096		28,096		20,094	20,959	20,184
Margin and other data:
Gross profit margin	20.0%		25.0%		30.6%		29.8%	30.2%	28.6%
Selling, general and administrative expense rate	34.6%		25.9%		22.9%		20.9%	20.1%	20.6%
Capital expenditures	$22,037		$5,390		$6,318		$15,437	$47,880	$46,432
Stock repurchases	$-		$-		$-		$-	$25,461	$7,666
Store data:
Comparable store sales growth (11)	(7.0%)		(7.2%)		18.4%		12.2%	1.6%	(4.1%)
Store openings	10		1		-		3	14	170	(12)
Store closings	41		301	(13)	6		3	2	6
Number of stores open at end of period	648		348		342		342	354	518
Total selling area square footage at end of
period	10,290		5,979		5,879		5,869	6,079	9,914
	Predecessor Company						Reorganized Company
					September 1,		February 2,	February 1,	January 31,
	1999		2000		2001		2002	2003	2004
Balance sheet data (at end of period)
Working capital	$(268,606)	(14)	$200,049		$208,409		$237,540	$273,486	$230,538
Total assets	554,687		665,999		421,101		457,227	534,136	669,091
Debt obligations	-	(14)	-		873		1,070	882	13,119
Pre-petition liabilities subject to compromise	-		574,968	(15)	-		-	-	-
Stockholders' equity (deficit)	(74,967)		(240,487)		300,000		339,951	411,006	470,338

__________________________________________________

(1)	Fiscal year 2000 includes 53 weeks. Comparable store sales growth for 2000 has been determined based on a comparable 53-week period.

(2)	As restated, see Note 2 to the consolidated financial statements for the Reorganized Company.

(3)	Includes the results of the Acquisition. The financial results of Peebles have been included in the Company's consolidated financial statements from November 2, 2003, the effective date of the Acquisition for accounting purposes.

(4)	Includes $69.3 million of unusual charges related to store closings, lower of cost or market reserves for seasonal inventory and last-in-first-out inventory reserves.

(5)	Includes $115.9 million of unusual charges related to the write down of long-lived assets, including goodwill, and certain other charges.

(6)	Represents costs associated with the Company's 1999 store closure program.

(7)	Represents the net expense resulting from the Bankruptcy Proceedings and subsequent reorganization efforts.

(8)	With the change in ownership resulting from the Plan, the Company adopted fresh-start reporting in accordance with the recommended accounting principles for entities emerging from Chapter 11 set forth in the American Institute of Certified Public Accountants SOP 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". The adjustments to reflect the consummation of the Plan, including the gain on discharge of pre-petition liabilities and the adjustment to record assets and liabilities at their fair values, are reflected in the accompanying consolidated financial data for the period ended September 1, 2001.

(9)	For fiscal 2000, this represents interest on pre-petition debt plus interest on the debtor-in-possession credit facility (the "DIP Facility") after the Petition Date. For the thirty weeks ended September 1, 2001, this represents interest on the DIP Facility. The Company ceased accruing interest expense on pre-petition debt after the Petition Date. In addition, $7.5 million of interest expense related to the previously existing accounts receivable securitization program was charged to selling, general and administrative expense in fiscal 2000.

(10)	Includes an $89.5 million valuation allowance provided for certain deferred tax assets.

(11)	Comparable store sales growth is based on sales growth for those stores which have been opened at least 14 months prior to the reporting period. These results do not include comparable store performance of stores acquired in the Acquisition prior to the date of the Acquisition. See Item 7 - "2003 Compared to 2002" for pro forma comparable sales for 2002 and 2003 including stores acquired in the Acquisition.

(12)	Includes 136 stores acquired in the Acquisition.

(13)	Includes 108 stores that were in the process of being closed. These stores were closed by the end of the first quarter of 2001. Revenues and expenses associated with liquidation sales in closing stores subsequent to the Petition Date are included in reorganization expense and store closure costs.

(14)	As a result of the Company being in default under its various pre-petition debt agreements, all of the Company's long-term debt at January 29, 2000 was classified as current.

(15)	Substantially all of the Company's pre-petition liabilities were subject to compromise under reorganization proceedings. For financial reporting purposes subsequent to the Petition Date, those liabilities and obligations were segregated and reclassified as liabilities subject to compromise under reorganization proceedings on the Consolidated Balance Sheet.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995.

Certain statements in this Form 10-K/A contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the ability of the Company and its subsidiaries to maintain normal trade terms with vendors, the ability of the Company and its subsidiaries to comply with the various covenant requirements contained in the Company's Revolving Credit Facility (as defined below), the demand for apparel and other factors. The demand for apparel and sales volume can be affected by an economic downturn, a decline in consumer confidence, unusual weather patterns, an increase in the level of competition in the Company's market areas, competitors' marketing strategies, changes in fashion trends, changes in the average cost of merchandise purchased for resale, the availability of product on normal payment terms and the failure to achieve the expected results of the Company's merchandising and marketing plans as well as its store opening plans. The occurrence of any of the above could have a material and adverse impact on the Company's operating results. Most of these factors are difficult to predict accurately and are generally beyond the Company's control. Readers should consider the areas of risk described in connection with any forward-looking statements that may be made in this Form 10-K/A. Readers should carefully review this Form 10-K/A in its entirety, including but not limited to the Company's financial statements and the notes thereto and the risks described in Item 1 - "Risk Factors". Except for the Company's ongoing obligations to disclose material information under the Federal securities laws, the Company undertakes no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Restatement due to Lease Accounting Matters

As previously disclosed in the Company’s Current Report on Form 8-K on March 17, 2005, the Company’s Audit Committee concluded to restate the Company’s financial statements presented in its previously filed Form 10-K for the years ended January 31, 2004 and February 1, 2003 and the twenty-two weeks ended February 2, 2002 and in its previously filed Form 10-Q’s for the first three quarters of the 2004 fiscal year. The Predecessor Company financial statements for the thirty weeks ended September 1, 2001 have not been restated since the amounts are not material.

The Company determined that certain of its lease accounting practices were not in accordance with accounting principles generally accepted in the United States of America, as expressed by the Office of the Chief Accountant of the Securities and Exchange Commission (the “SEC”) on February 7, 2005. Historically, consistent with common retail industry practice, the Company recorded rent expense on a straight-line basis over the initial non-cancelable lease term, with the term commencing when rent payments began. Rent payments typically began on the store opening date, which had the effect of excluding the build-out period (or rent holiday period) from the calculation of the rent period. Additionally, consistent with common retail industry practice, the Company depreciated leasehold improvements over the lesser of the estimated useful life of the leasehold improvements or the term of the lease, including available lease renewal option periods, not to exceed fifteen years. Lastly, consistent with common retail industry practice, when accounting for landlord/tenant incentives (“construction allowances”), the Company recorded these construction allowances as a reduction in leasehold improvements on its balance sheet and as a reduction in capital expenditures on its statement of cash flows.

The Company revised its policy in order to correct its historical practices and now will: depreciate leasehold improvements for stores over the lesser of the estimated useful life of the leasehold improvements or the primary term of the lease, which is typically ten years for new and relocated stores, including applicable available lease renewal option periods, where appropriate; record rent expense on a straight-line basis over the lease term, and where appropriate, applicable available lease renewal option periods; record construction allowances received from landlords as a deferred rent credit or a finance lease obligation, as appropriate, on its balance sheet and as an operating or financing activity, as appropriate, on its statement of cash flows; and amortize the deferred rent credit over the related lease term, commencing with the date the Company earns the construction allowance, as a reduction of rent expense.

While infrequent in occurrence, occasionally the Company is responsible for the construction of leased stores and for paying project costs. Emerging Issues Task Force (“EITF”) Issue 97-10, “The Effect of Lessee Involvement in Asset Construction,” requires the Company to be considered the owner (for accounting purposes) of this type of project during the construction period. Such leases are accounted for as finance lease obligations with the amounts received from the landlord being recorded in debt obligations. Interest expense is recognized at a rate that will amortize the finance lease obligation over the initial term of the lease. All of the above changes resulted in lower rent expense and higher depreciation and interest expense. This Form 10-K/A gives the effect to the Company’s revised policies.

The impact of the corrections on the Company’s consolidated statements of income is a reduction of net income of $1.6 million, or $0.08 per diluted share, $0.8 million, or $0.04 per diluted share, and $0.3 million, or $0.01 per diluted share, for the years ended January 31, 2004 and February 1, 2003 and  the twenty-two weeks ended February 2, 2002, respectively.

The cumulative impact of the corrections on the Company’s January 31, 2004 consolidated balance sheet is an increase in property, equipment, and leasehold improvements of $9.8 million, an increase in deferred rent of $12.6 million, an increase in finance lease obligations of $1.5 million, a decrease in deferred tax liabilities of $1.6 million and a decrease in retained earnings of $2.7 million. The cumulative impact of the corrections on the Company’s February 1, 2003 consolidated balance sheet is an increase in property, equipment and leasehold improvements of $0.7 million, an increase in deferred rent of $2.5 million, an increase in deferred tax assets of $0.7 million and a decrease in retained earnings of $1.1 million. The cumulative impact of the corrections on the Company’s February 2, 2002 consolidated balance sheet is a decrease in property, equipment, and leasehold improvements of $2.7 million, a decrease in deferred rent of $2.2 million, an increase in deferred tax assets of $0.2 million and a decrease in retained earnings of $0.3 million.

The impact of the corrections on the Company’s consolidated statements of cash flows for the years ended January 31, 2004 and  February 1, 2003 and  the twenty-two weeks ended February 2, 2002 is to increase “net cash provided by operating activities” by $9.5 million, $3.9 million and $0.2 million, respectively, to increase “net cash used in investing activities” by $11.0 million, $3.9 million and $0.2 million, respectively and to increase “net cash provided by financing activities” by $1.5 million, $0.0 million and $0.0 million, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised to give effect to the restatement. See Note 2 to the consolidated financial statements for details on the restatement.

The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements included elsewhere herein.

Current Operations

Fiscal year 2003, for the most part, was a challenging year for the Company. It was a year marked throughout much of the period by a weak economic and retail environment, which resulted in soft consumer demand and highly promotional market conditions. These circumstances had a negative impact on the Company’s comparable store sales during the first ten months of the year, as comparable stores sales during this period declined by 6.0%, which included the contribution of Peebles' stores from the date of acquisition in November of 2003. However, with the economy and consumer confidence improving towards the end of 2003, the Company’s business strengthened, and it achieved comparable store sales increases of 1.2% and 2.1% for the December 2003 and January 2004 reporting periods, respectively.

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

The following table sets forth the results of operations as a percentage of sales for the periods indicated:

	Fiscal Year
	2003	2002	2001

Net sales	100.0%	100.0%	100.0%
Cost of sales and related buying,
occupancy and distribution expenses	71.4	69.8	69.8
Gross profit margin	28.6	30.2	30.2
Selling, general and administrative expenses	20.6	20.1	22.0
Store opening costs	0.3	0.1	-
Interest, net	0.3	0.2	1.3
Income before gain on sale of private label credit card portfolio, net, reorganization expense and store closure costs, fresh-start
adjustments, gain on debt discharge and income tax	7.4	9.8	6.9
Gain on sale of private label credit card portfolio, net	(1.3)	-	-
Reorganization expense and store closure costs	-	-	2.7
Fresh-start adjustments	-	-	4.1
Gain on debt discharge	-	-	(31.1)
Income before income tax *	8.7	9.8	31.2
Income tax expense	3.2	3.6	1.5
Net income *	5.5%	6.1%	29.7%

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

During 2003, the Company continued its increased level of marketing and advertising, more aggressively promoting its regular price and clearance products, holding store-wide sales events and increasing the level of markdowns. These actions caused a decrease in the average price of units sold as compared to 2002, affecting both the Company’s sales and merchandise margins.

Gross profit increased 5.2% to $278.1 million from $264.3 million for 2002. As a percent of sales, gross profit decreased 1.6% to 28.6% from 30.2% in 2002. The following is a summary of the change from 2002 to 2003 in the detailed components of cost of sales, expressed as a percent of sales by quarter:

	Increase (decrease) of the components of cost of sales

	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Full Year
	2003	2003	2003	2003	2003

Merchandise cost of sales	2.6%	1.0%	(1.2)%	(0.4)%	0.8%
Shrink expense	(0.4)	(0.3)	(0.4)	0.5	(0.2)
Occupancy, buying and distribution expense	1.2	1.3	1.6	0.6	1.0

Total cost of sales, and related buying,
occupancy and distribution expense *	3.4%	2.0%	-%	0.7%	1.6%

* Totals may not foot due to rounding.

Gross margin during 2003 was negatively impacted by the Company's increased promotional efforts to stimulate sales, which resulted in lower maintained margins. As a result of these efforts, merchandise cost of sales, as a rate of sales, was higher in the first two quarters of 2003 as compared to 2002. The gross margin rate improved as compared to 2002 in the third and fourth quarters. Buying, occupancy and distribution expense as a percent of sales increased due to higher store occupancy costs (rent, insurance, taxes and common area charges), as well as the incremental depreciation associated with the 28 net new stores that opened in 2003.

Selling, general and administrative (“SG&A”) expenses for 2003 increased 13.9% to $200.7 million from $176.2 million for 2002. SG&A expenses, as a percent of sales, increased to 20.6% in 2003 from 20.1% in 2002. The increase in SG&A expenses, among other things, was primarily due to the increase in the number of stores in operation in the current year, including Peebles, and the fact that there was less income from the Company's private label credit card program this year as compared to the prior year, as discussed below.

The Company sold its portfolio of private label credit card accounts on September 12, 2003 and realized a gain of $12.2 million which was recognized in the current year's third quarter. SG&A expenses for the current year include the net results of the Company’s private label credit card program through the date of sale, including service charge and late fee income, operating expenses incurred by the Company in origination of credit, customer service and collection activities, interest expense on securitization facility borrowings and certain other items (collectively “Net Credit Income”). Net Credit Income was an offset to SG&A expenses of $13.6 million as compared to an offset of $18.9 million in the prior year, which represented a decrease of $5.3 million, or 0.5% of sales. SG&A expenses in 2003, excluding the Net Credit Income offset of $13.6 million, would have been $214.3 million, or 22.0% of sales. For a more detailed breakdown of the components of Net Credit Income, see “Components of Net Credit Income” in Management's Discussion and Analysis in the Company’s Form 10-Q for the quarter ended November 1, 2003 and Form 10-K for the fiscal year ended February 1, 2003.

Store opening costs, which include expenses associated with the rent holiday period on new and relocated stores, of $3.1 million in 2003 relate to the 34 new stores opened and the seven stores relocated during the year as compared to $1.3 million incurred in 2002 related to the 14 new stores opened and the three stores relocated during that year.

Net interest expense for 2003 increased to $2.5 million from $1.8 million in 2002. The increase is primarily attributed to the write-off of $0.8 million of unamortized debt issue costs associated with the termination on August 21, 2003, of the Company's former $125.0 million revolving credit facility. The Company's primary source of borrowings is now its new Revolving Credit Facility, as discussed in "Liquidity and Capital Resources". Interest on securitization facility borrowings through September 11, 2003 was a component of Net Credit Income, which is reflected in SG&A expenses.

The Company’s effective tax rate in 2003 was 36.5%, resulting in income tax expense of $30.7 million, as compared to income tax expense of $31.5 million in 2002, during which its effective tax rate was 37.0%.

As a result of the foregoing, and including an after tax net gain related to the sale of the Company's private label credit card portfolio of $7.8 million, the Company had net income of $53.4 million for 2003 as compared to $53.6 million for 2002.

2002 Compared to 2001

As will be discussed in greater detail below, while the Company’s sales during the first five months of 2002 were meeting and, at times, exceeding internal expectations, that was not the case over the final seven months of the year. During the final seven-month period, growing uncertainty and concern over the economy, geopolitical events, job prospects and the financial markets took a toll on consumers, and drove consumer confidence down to its lowest level in ten years. With consumers’ enthusiasm dampened, retail industry sales softened and the competitive environment toughened. The Company’s overall results for 2002 reflect its strong start to the year coupled with its efforts over the final seven months to drive sales, keep inventory levels in line with the current pace of business and maintain market share in light of the difficult economic and retail environment. Helping to offset the lower sales and margins recorded during this seven-month period was the positive impact from lower inventory shrink expense, higher income from the Company’s credit card program and lower incentive compensation expense.

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

Overall, the Company achieved comparable store sales increases in its accessories, children’s, dresses, footwear, home & gifts and misses sportswear departments. Home & gifts, which accounted for 2% of total sales in 2002, had a 32.1% comparable store sales increase, which was the highest level percentage increase achieved among all of the Company’s categories of business. Comparable store sales declines occurred in men's, young men's, intimates, special sizes, juniors, and cosmetics departments. Geographically, the Company experienced the strongest sales performance as compared to the prior year in smaller and southern tier markets while stores in certain large population markets had the weakest sales performance due to increased competition and economic slowdown in those markets.

In analyzing comparable store sales trends for specific periods within the fiscal year, during the first five months of 2002, driven by strong sales of new spring and summer merchandise, comparable store sales grew by 7.7%. However, the rate of growth in comparable store sales slowed beginning in July, and turned negative in the fourth quarter, leading to a comparable store sales decline during the final seven months of 2.1%. The decline in comparable store sales over the final seven months of 2002 was due to, among other things, (i) a weak economic environment, (ii) low consumer confidence, (iii) a highly competitive retail environment and (iv) uncertainty over geopolitical events. Additionally, the lack of hot, must-have apparel items during the Christmas holiday sales period and the Company’s more cautious approach in extending credit during the fourth quarter also contributed to the decline in comparable store sales during the seven-month period.

Gross profit increased 2.2% to $264.3 million from $258.5 million for 2001. As a percent of sales, gross profit was flat compared to 2001. The gross profit percentage for the year reflected, among other things, an increase in the level of markdowns taken during the year offset by lower inventory shrink expense. The Company’s improved inventory shrink benefited from investments in loss prevention equipment, coupled with enhanced loss prevention training and improved procedures. Favorable results of store physical inventories taken at year-end resulted in shrink of 1.1% of sales in 2002 compared to 1.6% of sales in 2001. Occupancy, buying and distribution costs, which are charged to cost of sales, were essentially flat with 2001 as a rate of sales.

The following is a summary of the change from 2001 to 2002 in the detail components of cost of sales expressed as a percent of sales by quarter:

	Increase (decrease) of the components of cost of sales
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Full Year
	2002	2002	2002	2002	2002
Merchandise cost of sales	(2.4)%	(0.1)%	3.6%	1.1%	0.5%
Shrink expense	(0.3)	(0.2)	(0.2)	(1.1)	(0.5)
Buying, occupancy and distribution expense	(0.2)	(0.7)	(0.4)	0.9	0.0
Total cost of sales, and related buying,
occupancy and distribution expense *	(2.9)%	(0.9)%	3.0%	0.8%	0.0%

* Totals may not foot due to rounding.

Gross profit as a percent of sales was higher during the first two quarters of the year as margins benefited from, among other things, (i) a higher cumulative mark-up on beginning of year inventory (ii) a higher initial mark-up on new receipts, (iii) reduction in shrink accrual rate from 1.8% of sales in the prior year to 1.6% in the current year and (iv) lower depreciation in the current year due to the basis reduction to recorded property, equipment and leasehold improvements which occurred in the third quarter of the prior year as part of the fresh-start adjustments. With the slowdown in sales which began during the latter part of the second quarter, the Company entered the third quarter with a higher level of seasonal spring and summer inventory than the prior year third quarter. In order to reduce the levels of its seasonal clearance goods, the Company took an aggressive approach in taking markdowns on these goods in an attempt to accelerate the pace of their sales. While the Company was successful in its inventory reduction efforts during the third quarter of 2002, the Company’s sales mix during the third quarter of 2002 was comprised of a higher percentage of seasonal clearance merchandise as compared to 2001, which had a negative impact on merchandise margins. Gross margins during the fourth quarter of 2002 were impacted by the Company’s increased promotional efforts to stimulate sales during the challenging holiday sales period and the deleveraging effect of lower sales on the buying, occupancy buying and distribution expense components included in cost of sales. This was offset by the favorable inventory results as shrink expense was $3.0 million lower in the current year fourth quarter compared to the prior year fourth quarter.

Selling, general and administrative (“SG&A”) expenses for 2002 decreased 6.2% to $176.2 million from $187.9 million for 2001. SG&A, as a percent of sales, decreased to 20.1% in 2002 from 22.0% in 2001. SG&A expenses for the current year benefited from, among other things, (i) a decrease in incentive compensation expense (principally in the third and fourth quarter), which reflected the impact of the shortfall in the Company’s operating results relative to targets established for the year, and (ii) the Company’s continuing efforts in controlling SG&A expenses. This was partially offset by (i) an increase in variable store payroll and expenses associated with the addition of 12 net new stores during 2002 and (ii) higher advertising costs, which primarily resulted from an increase in the Company’s promotional and marketing efforts during the challenging Christmas holiday sales period, as discussed above.

SG&A expenses also include the net results of the Company’s private label credit card program, including service charge and late fee income, operating expenses incurred by the Company in origination of credit, marketing, customer service and collection activities, interest expense on securitization facility borrowings and certain other items (collectively “Net Credit Income”). Net Credit Income was an offset to SG&A expenses of $18.9 million in 2002 as compared to an offset of $8.3 million in 2001. Net Credit Income benefited from an improved portfolio yield related to higher late fee income beginning in the latter part of the third quarter, which was partially offset by an increase in the provision for bad debts. 2001 results also included a charge of $9.0 million to expense for an adjustment to accrete yield on repurchased receivables related to the Bankruptcy Proceedings.

Store opening costs, which include expenses associated with the rent holiday period on new and relocated stores, of $1.3 million in 2002 relate to the 14 new stores opened and the 3 stores relocated during the year as compared to $0.1 million incurred in 2001 related to the 3 stores opened and the 4 stores relocated in October 2001.

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

The Company’s effective tax rate in 2002 was 37.0%, resulting in income tax expense of $31.5 million, as compared to income tax expense of $12.7 million in 2001. Tax expense during 2001 represents income tax on post-emergence earnings at a 37.0% effective tax rate.

As a result of the foregoing, the Company had net income of $53.6 million for 2002 as compared to $254.1 million for 2001, which includes the effect of the gain on debt discharge, fresh-start adjustments and reorganization expense discussed above.

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

The following table shows quarterly information for the Company (in thousands, except per share amounts). These quarterly results give effect to the restatement discussed in Note 2 to the consolidated financial statements.

	Fiscal Year 2003
	Q1	Q2	Q3	Q4
	*	*	*	*
Net sales	$197,987	$207,721	$197,949	$368,555
Gross profit	62,299	58,080	54,940	102,838
Net income	13,168	8,847	12,384	18,995
Basic earnings per common share	0.70	0.47	0.65	0.99
Diluted earnings per common share	0.67	0.44	0.60	0.91
Basic weighted average shares	18,877	18,905	19,007	19,224
Diluted weighted average shares	19,527	20,048	20,489	20,765

	Fiscal Year 2002
	Q1	Q2	Q3	Q4
	*	*	*	*
Net sales	$206,668	$207,536	$204,420	$256,933
Gross profit	72,052	62,080	56,754	73,378
Net income	17,637	10,207	9,944	15,771
Basic earnings per common share	0.88	0.51	0.51	0.83
Diluted earnings per common share	0.82	0.47	0.49	0.79
Basic weighted average shares	19,967	19,955	19,362	18,917
Diluted weighted average shares	21,634	21,852	20,289	19,868

* As restated, see Note 2 to the consolidated financial statements.

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

Liquidity and Capital Resources

The Company's liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows, (iii) normal trade credit terms from the vendor and factor community, and (iv) its Revolving Credit Facility. This year’s liquidity was impacted by three significant events: the sale of the Company’s credit card portfolio in September 2003; the acquisition of Peebles in November 2003 and the new Revolving Credit Facility as discussed below.

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

With the acquisition of Peebles, the Company also acquired Peebles' private label credit card portfolio, which was not securitized. On March 5, 2004, the Company sold this private label credit card portfolio to the Bank. At closing, the Company received consideration of approximately $34.8 million which approximated the amount of account balances outstanding at the time of closing. Under the terms of the Amended and Restated Program Agreement dated March 5, 2004, the Company is obligated to reimburse the Bank up to a total of $3.5 million based on the non-attainment of a defined net portfolio yield performance. Also, under terms of the Amended and Restated Program Agreement, credit sales will be processed at no charge (i.e. discount) to the Company until the average customer’s receivable balance reaches a defined level, at which time the determination of the amount of discount or premium will be included in the quarterly calculations previously described above.

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

The Company generated $321.9 million in cash from operating activities in 2003. Net income, adjusted for non-cash expenses such as depreciation, deferred tax, provision for bad debts and amortization of debt issue costs less the gain on the sale of the Stage private label credit card portfolio, provided cash of approximately $99.0 million. Other operating cash flows changes were cash provided of approximately $64.6 million, which included a $37.7 million decrease in accounts receivable and retained interest in receivables sold and $9.5 million in construction allowances from landlords on new and relocated stores. The decline in accounts receivable and retained interest is reflective of the seasonal paydown in the portfolio as well as lower sales in the current year as compared to the prior year prior to the sale in September 2003.

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

Capital expenditures are generally for new store openings, remodeling of existing stores and facilities, customary store maintenance and operating and information system enhancements and upgrades. Capital expenditures were $46.4 million in 2003 as compared to $47.9 million in 2002. Capital expenditures in 2003 were primarily related to 34 new stores opened in 2003, remodeling of existing stores and certain information systems projects. The Company received construction allowances from landlords totaling $9.5 million related to new and relocated stores during 2003 which has been recorded as a deferred rent credit. Management expects net capital expenditures and construction allowances received from landlords to be approximately $40.0 million to $45.0 million during 2004, principally for the opening of 15 to 20 new stores, remodels and upgrades of existing stores, and enhancements in the Company's infrastructure in support of business strategies to improve merchandise planning and forecasting, logistics support, and store operations.

While there can be no assurances, management believes that there will be sufficient liquidity to cover both the Company's short-term and long-term funding needs.

Contractual Obligations

The Company has numerous contractual commitments for purchases of merchandise inventories, services arising in the ordinary course of business, letters of credit, Revolving Credit Facility service and leases. Presented below is a summary of the Company's contractual obligations as of January 31, 2004 (in thousands). These items are discussed in further detail in Note 6 “Debt Obligations” and Note 10 "Operating Leases" to the consolidated financial statements.

		Payment Due by Period
		Less Than	1-3	4-5	After 5
Contractual Obligations	Total	One Year	Years	Years	Years

Revolving credit facility (1)	$10,700	$-	$-	$10,700	$-
Documentary letters of credit (2)	3,038	3,038	-	-	-
Capital and finance lease obligations	2,419	400	593	76	1,350
Operating leases (undiscounted) (3)	250,060	46,731	75,911	50,666	76,752
Other (4)	1,454	1,454	-	-	-
Total contractual cash obligations	$267,671	$51,623	$76,504	$61,442	$78,102

(1)

Liability outstanding at January 31, 2004. This balance was voluntarily repaid in February 2004; however, the Revolving Credit Facility matures August 2008. Additional borrowings and repayments will occur in future periods.

(2)

These documentary letters of credit support the importing of private label merchandise. The Company also had outstanding stand-by letters of credit that totaled approximately $15.9 million at January 31, 2004, of which $14.8 million was in support of importing the Company's private label merchandise. The remaining stand-by letters of credit are required to collateralize retained risks and deductibles under various insurance programs. The estimated liability that will be paid in cash related to stand-by letters of credit supporting insurance programs are reflected in accrued expenses in the amount of $1.1 million. If the Company failed to make payments when due, the beneficiary of letters of credit could make demand for payment under the letters of credit.

(3)

The Company has certain operating leases with provisions for step rent or escalation payments. The Company records rent expense on a straight-line basis, evenly dividing rent expense over lease term, including the build-out period, if any, and where appropriate, applicable available lease renewal option periods. However, this accounting treatment does not affect the future annual operating lease cash obligations as shown herein. The Company records construction allowances received from landlords as a deferred rent credit when earned in the Consolidated Balance Sheets. Such deferred rent credit is amortized over the related term of the lease, commencing with the date the Company earns the construction allowance, as a reduction of rent expense.

Certain leases provide for contingent rents that are not measurable at inception. These contingent rents are primarily based on percentage of sales that are in excess of a predetermined level. These amounts are excluded from minimum rent and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable.

(4)

In the ordinary course of business, the Company has entered into contracts for certain locations’ electricity requirements. These contracts are entered into in order to secure pricing. The contracts specify the minimum amount of quantities, which are below historical usage, that the Company is committed to purchase. If the usage is below the minimum specified, the Company would be obligated to reimburse the shortfall, if any, between the current market price, as defined, and the contract price.

In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise typically up to six months in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled. As of January 31, 2004, $207.3 million were outstanding for purchase orders.

The Company’s funding policy is to make contributions to maintain the minimum ERISA funding requirements for its pension obligations in accordance with the Employee Retirement Income Security Act. The Company may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs. The Company expects to contribute approximately $2.0 million during 2004.

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

Vendor allowances. The Company receives consideration from its merchandise vendors in the form of allowances and reimbursements. Given the promotional nature of the Company’s business, the allowances are generally intended to offset the Company’s costs of promoting, advertising and selling the vendors’ products in its stores. Vendor allowances are recognized as a reduction of cost of goods sold or related selling expense when the purpose for which the vendor funds were intended to be used has been fulfilled.

Property, Equipment and Leasehold Improvements: Additions to property, equipment and leasehold improvements are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Property, equipment and leasehold improvements acquired through the acquisition of Peebles have been recorded at estimated fair market values as of the date of acquisition. The estimated useful lives of leasehold improvements do not exceed the term of the related lease, including applicable available lease renewal options, where appropriate. The estimated useful lives in years are generally as follows:

Buildings	20
Store and office fixtures and equipment	5-10
Warehouse equipment	5-15
Leasehold improvements- stores	5-12.5
Leasehold improvements- corporate	20

Business combination and Goodwill. Goodwill represents the excess of consideration over the fair value of tangible and intangible net assets acquired in connection with the Acquisition. Certain assumptions and estimates are employed in determining the fair value of assets acquired and the fair value of liabilities assumed. The preliminary value of goodwill at January 31, 2004 was $80.1 million.

Intangible asset. In connection with the Acquisition, other intangible assets separate and apart from goodwill are required to be recognized if such assets arise from contractual or other legal rights or if such assets are separable from the acquired business. Determining a fair value for such items requires a high degree of judgment, assumptions and estimates. As a part of the Acquisition, the Company acquired the rights to the tradename and trademark (collectively the “Tradename”) of “Peebles”, which was identified as an indefinite life intangible. The preliminary value of the Tradename, which was determined at the time of the Acquisition, was $14.9 million.

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

Deferred taxes. At January 31, 2004, the Company has net deferred tax assets of approximately $15.3 million (see Note 11 to the Consolidated Financial Statements). This amount is net of a valuation allowance of approximately $2.8 million against recorded against the deferred tax assets. The Company's ability to realize the benefits of these deferred tax assets is dependent on the Company's ability to generate future taxable income and utilize certain tax credits and net operating losses prior to expiration.

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

Frozen defined benefit plans. The plans' obligations and related assets are presented in Note 9 to the consolidated financial statements. The plans' assets are invested in a combination of equity and debt securities. Plans' obligations and the annual pension expense are determined by independent actuaries using a number of assumptions. Key assumptions in measuring the plans' obligations include the discount rate applied to future benefit obligations and the estimated future return on plans' assets. At January 31, 2004 assumptions used were a discount rate of 6.0% and long-term rate of return on plans' assets of 8.5%.

Recent Accounting Standards and Disclosures

In April 2002, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. SFAS No. 145 also amends other existing pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions relating to the reporting of gains and losses from extinguishment of debt were effective for the Company beginning February 2, 2003. Gain on extinguishment of debt previously reflected as extraordinary that did not meet the definition of extraordinary was reclassified in the financial statements issued subsequent to the adoption date.

In December 2003, the FASB revised SFAS No. 132 (Revised 2003), "Employers’ Disclosures About Pensions and Other Postretirement Benefits". This statement adds to the disclosures required by SFAS No. 132. Effective for fiscal years ending after December 15, 2003, additional disclosures are required for the types of assets in the plan, investment policies, plan obligations, and plan contributions for defined benefit pension plans and other defined benefit postretirement plans. For interim periods beginning after December 15, 2003, additional disclosures are required for net periodic benefit cost and plan contributions. This guidance does not change the requirements for the measurement or recognition of pension and other postretirement benefit plans prescribed by SFAS No. 87, "Employers’ Accounting for Pensions", SFAS No. 88, "Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and SFAS No. 106, "Employers’ Accounting for Postretirement Benefits Other Than Pensions". The Company adopted the disclosure provisions of this statement effective January 31, 2004. See Note 9 of Notes to Consolidated Financial Statements for the Company's discussion of its pension and other postretirement benefits.

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

As discussed in Note 2, the accompanying consolidated financial statements have been restated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act, the term "internal control over financial reporting" means a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals and includes those policies and procedures that:

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

The Company's management has established and maintains internal control over financial reporting. No changes in the Company’s internal control over financial reporting occurred during the quarter ended January 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures in connection with the original filing on Form 10-K. Based on this evaluation, they concluded that the Company's disclosure controls and procedures were effective as of January 31, 2004.

Subsequent to this evaluation, management determined that the Company's system of internal control over financial reporting was not effective as of January 29, 2005 as it related to the Company’s lease accounting practices. In performing its evaluation, management reviewed the Company’s lease accounting practices in light of the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission on February 7, 2005. As a result of this review, management concluded that the Company’s controls over the selection and monitoring of appropriate assumptions and factors affecting lease accounting practices were insufficient. Management determined that the Company’s rent, depreciation, and interest expense, property and equipment, finance lease obligations, deferred rent credits and deferred income taxes in prior periods had been misstated. On March 17, 2005, the Audit Committee of the Company’s Board of Directors concluded that it was appropriate to restate the Company’s financial statements for the years ended January 31, 2004 and February 1, 2003 and the twenty-two weeks ended February 2, 2002 and the first three quarters of the 2004 fiscal year, to reflect the correction of these errors in the Company’s lease accounting. Management evaluated the impact of this restatement on the Company’s assessment of internal control over financial reporting and concluded that the control deficiency related to lease accounting practices that resulted in incorrect lease accounting represented a material weakness as of January 29, 2005. No other material weaknesses were identified as a result of management’s assessment.

In connection with the restatement and the filing of this Form 10-K/A, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that reevaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2004 as they related to the Company’s lease accounting practices. Subsequently, the Company has remediated the material weakness in internal control over financial reporting for lease accounting practices by implementing additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting lease accounting practices.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under “Information Relating to Directors, Nominees and Executive Officers”, under “Information Relating to the Board of Directors and Committees”, under “Section 16(a) Beneficial Ownership Reporting Compliance”, under “Audit Committee Financial Expert”, and under "Code of Ethics for Senior Officers" in the Proxy Statement is incorporated herein by reference.

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

Mr. Scarborough has been Chairman of the Board since August 24, 2001. He joined the Company’s predecessor as President and Chief Executive Officer in August of 2000. Mr. Scarborough also acts as the Company’s Chief Merchandising Officer. Between 1996 and 2000, Mr. Scarborough was President and Chief Executive Officer of Busy Body, Inc. Busy Body, Inc. filed a petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas Houston Division on May 2, 2001.

Mr. McCreery has been a Director of the Company since August 24, 2001. He joined the Company’s predecessor as Executive Vice President and Chief Financial Officer in February 2001. From 1998 to 2001, Mr. McCreery was Senior Vice President and Chief Financial Officer of Levitz Furniture Company.

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

Mr. Ward started with Bealls Department Stores in March of 1979. Since April 1996, he has been Senior Vice President, Real Estate.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation under “Compensation Committee Report”, under “Summary Compensation Table”, under “Stock Options and Stock Appreciation Rights”, under “Stock Price Performance Graph”, under “Employment Agreements” and under “Retirement Benefits” in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding the security ownership of certain beneficial owners and management and related stockholder matters under "Security Ownership of Certain Beneficial Owners” and "Security Ownership of Directors and Executive Officers", as well as under “Securities Authorized for Issuance Under Equity Compensation Plans” in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions under "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding fees billed to the Company by its principal accountant, Deloitte & Touche LLP, under the heading “Principal Accountant Fees and Services” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report:
	1.	Financial Statements (Restated):

See "Index to Consolidated Financial Statements of Stage Stores, Inc." on page F-1, the Report of Independent Registered Public Accounting Firm on page F-2, and the Financial Statements (Restated) on pages F-3 to F-28, of this Form 10-K/A, all of which are incorporated herein by reference.

	2.	Financial Statement Schedules:

All schedules are omitted because they are not applicable or not required or because the required information is shown in the Consolidated Financial Statements (Restated) or Notes thereto on pages F-3 to F-28, which are incorporated herein by reference.

	3.	Exhibits Index:
The following documents are the exhibits to this Form 10-K/A. For convenient reference, each exhibit is listed according to the Exhibit Table of Item 601 of Regulation S-K.
Exhibit
Number	Description

3.1

Restated Articles of Incorporation of Stage Stores, Inc. (f/k/a Specialty Retailers, Inc. (NV)) are incorporated by reference to Exhibit 3.1 of Stage Stores’ Registration Statement on Form 10 (Commission File No. 000-21011) filed October 29, 2001.

3.2	First Amended By-Laws of Stage Stores, Inc. are incorporated by reference to Exhibit 3.3 of Stage Stores’ Registration Statement on Form 10 (Commission File No. 000-21011) filed October 29, 2001.

4.1

Form of Common Stock Certificate of Stage Stores, Inc. is incorporated by reference to Exhibit 4.1 of Stage Stores’ Registration Statement on Form 10 (Commission File No. 000-21011) filed October 29, 2001.

4.2

Series A Warrant Agreement dated as of August 24, 2001 by and among Stage Stores, Inc. and the holders named therein with form of warrant certificate is incorporated by reference to Exhibit 4.2 of Stage Stores’ Registration Statement on Form 10 (Commission File No. 000-21011) filed October 29, 2001.

4.3

Series B Warrant Agreement dated as of August 24, 2001 by and among Stage Stores, Inc. and the holders named therein with form of warrant certificate is incorporated by reference to Exhibit 4.3 of Stage Stores’ Registration Statement on Form 10 (Commission File No. 000-21011) filed October 29, 2001.

10.1†	Stage Stores, Inc. 2001 Equity Incentive Plan is incorporated by reference to Exhibit 10.1 of Stage Stores’ Registration Statement on Form 10 (Commission File No. 000-21011) filed October 29, 2001.

10.2†	Stage Stores Deferred Compensation Plan is incorporated by reference to Exhibit 10.24 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed April 23, 2003.

10.3†

Stage Stores, Inc. 2003 Non-Employee Director Equity Compensation Plan is incorporated by reference to Exhibit B to Stage Stores’ Proxy Statement on Schedule 14A (Commission File No. 1-14035) filed April 23, 2003.

10.4

Credit Agreement dated as of August 21, 2003 among Specialty Retailers (TX) LP, Stage Stores, Inc. and the named subsidiaries of Stage Stores, Inc., Fleet Retail Finance Inc. and the initial lenders named therein, Fleet National Bank, and Fleet Securities Inc. is incorporated by reference to Exhibit 10.1 of Stage Stores’ Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed August 29, 2003.

10.5

Intercreditor Agreement dated September 12, 2003 among World Financial Network National Bank, Specialty Retailers (TX) LP, Stage Stores, Inc. and Fleet Retail Finance Inc. is incorporated by reference to Exhibit 2.3 of Stage Stores’ Current Report on Form 8-K (Commission File No. 1-14035) filed September 22, 2003.

10.6

First Amendment to Intercreditor Agreement dated March 5, 2004 by and among World Financial Network National Bank, Specialty Retailers (TX) LP, Stage Stores, Inc. and Fleet Retail Group, Inc is incorporated by reference to Exhibit 10.6 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed April 15, 2004.

10.7

Limited Waiver and First Amendment to Credit Agreement dated November 4, 2003, by and among Specialty Retailers (TX) LP, Stage Stores, Inc. and the named subsidiaries of Stage Stores, Inc., Fleet Retail Finance Inc. and the other lenders named therein is incorporated by reference to Exhibit 10.1 of Stage Stores’ Current Report on Form 8-K (Commission File No. 1-14035) filed November 12, 2003.

10.8

Amended and Restated Private Label Credit Card Program Agreement Between World Financial Network National Bank and Stage Stores and Specialty Retailers (TX) LP dated as of March 5, 2004 is incorporated by reference to Exhibit 10.8 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed April 15, 2004.**

10.9†

Employment Agreement between James Scarborough and Stage Stores, Inc. dated January 30, 2002 is incorporated by reference to Exhibit 10.17 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed April 12, 2002.

10.10†

Employment Agreement between Michael McCreery and Stage Stores, Inc. dated January 30, 2002 is incorporated by reference to Exhibit 10.18 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed April 12, 2002.

10.11†

Employment Agreement between Ron Lucas and Stage Stores, Inc. dated January 30, 2002 is incorporated by reference to Exhibit 10.19 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed April 12, 2002.

10.12†

Employment Agreement between Ernest Cruse and Stage Stores, Inc. dated January 30, 2002 is incorporated by reference to Exhibit 10.20 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed April 12, 2002.

10.13†

Employment Agreement between Vivian Baker and Stage Stores, Inc. dated January 30, 2002 is incorporated by reference to Exhibit 10.21 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed April 12, 2002.

10.14†

Employment Agreement between Dennis Abramczyk and Stage Stores, Inc. dated January 30, 2002 is incorporated by reference to Exhibit 10.23 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed April 23, 2003.

14	Code of Ethics for Senior Officers is incorporated by reference to Exhibit 99.4 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed April 23, 2003.

21	Subsidiaries of Stage Stores, Inc. is incorporated by reference to Exhibit 21 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed April 15, 2004.

23*	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP.

24*	Power of Attorney.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002.

*	Filed electronically herewith.

**	All schedules and exhibits to this Exhibit have been omitted in accordance with 17 CFR Section 229.601 (b)(2). The registrant agrees to furnish a supplemental copy of all omitted schedules and exhibits to the Securities and Exchange Commission upon its request.

†	Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K:

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

STAGE STORES, INC.

/s/ James R. Scarborough		April 27, 2005
James R. Scarborough
Chief Executive Officer and President
(Principal Executive Officer)

STAGE STORES, INC.

/s/ Michael E. McCreery		April 27, 2005
Michael E. McCreery
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

*	Director	April 27, 2005

Scott Davido
*	Director	April 27, 2005

Alan Gilman
*	Director	April 27, 2005

Michael Glazer

/s/ Michael E. McCreery	Director	April 27, 2005

Michael E. McCreery
*	Director	April 27, 2005

John Mentzer
*	Director	April 27, 2005

Margaret Monaco
*	Director	April 27, 2005

William Montgoris
*	Director	April 27, 2005

Sharon Mosse
*	Director	April 27, 2005

Walter Salmon

/s/ James R. Scarborough	Director	April 27, 2005

James R. Scarborough

(Constituting a majority of the Board of Directors)

*By: /s/ Michael E. McCreery
Michael E. McCreery
Attorney-in-Fact

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
STAGE STORES, INC.

Page
Number

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets (Restated) at January 31, 2004 and
February 1, 2003	F-3

Consolidated Statements of Income (Restated) for the Fiscal Years 2003,
2002, Twenty-Two Weeks Ended February 2, 2002 (Reorganized Company),
the Thirty Weeks Ended September 1, 2001 (Predecessor Company)	F-4

Consolidated Statements of Cash Flows (Restated) for the Fiscal Years 2003,
2002, Twenty-Two Weeks Ended February 2, 2002 (Reorganized Company),
the Thirty Weeks Ended September 1, 2001 (Predecessor Company)	F-5

Consolidated Statements of Stockholders' Equity (Restated) for the Fiscal
Years 2003, 2002, Twenty-Two Weeks Ended February 2, 2002 (Reorganized
Company), the Thirty Weeks Ended September 1, 2001 (Predecessor Company)	F-6

Notes to Consolidated Financial Statements (Restated)	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 14 to the consolidated financial statements, on August 8, 2001, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective after the close of business on August 24, 2001 (for financial reporting purposes, the effective date is assumed to be September 1, 2001, the last day of the Company's seventh fiscal period). Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code," for the Reorganized Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 14.

In our opinion, the Reorganized Company consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2004 and February 1, 2003, and the results of its operations and its cash flows for the years ended January 31, 2004 and February 1, 2003 and the twenty-two weeks ended February 2, 2002, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company consolidated financial statements referred to above present fairly, in all material respects, the results of the Predecessor Company's operations and its cash flows for the thirty weeks ended September 1, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the accompanying consolidated financial statements have been restated.

DELOITTE & TOUCHE LLP

Houston, Texas

April 6, 2004 (April 27, 2005
as to the effects of the restatement described
in Note 2)

Stage Stores, Inc.
Consolidated Balance Sheets
(in thousands, except par values)

	January 31, 2004	February 1, 2003
	*	*
ASSETS
Cash and cash equivalents	$14,733	$20,886
Retained interest in receivables sold	-	127,547
Accounts receivable, net	35,112	11,023
Merchandise inventories	259,687	179,922
Current deferred taxes	27,701	21,280
Prepaid expenses and other current assets	26,071	17,625
Total current assets	363,304	378,283

Property, equipment and leasehold improvements, net	200,802	136,561
Deferred taxes	-	12,668
Goodwill	80,054	-
Intangible asset	14,910	-
Other non-current assets, net	10,021	6,624
Total assets	$669,091	$534,136

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$75,685	$56,286
Income taxes payable	2,598	3,805
Current portion of debt obligations	400	210
Accrued expenses and other current liabilities	54,083	44,496
Total current liabilities	132,766	104,797

Debt obligations	12,719	672
Deferred taxes	12,442	-
Other long-term liabilities	40,826	17,661
Total liabilities	198,753	123,130

Commitments and contingencies

Common stock, par value $0.01, 50,000 shares authorized,
20,579 and 20,042 shares issued, respectively	206	200
Additional paid-in capital	374,645	363,067
Less treasury stock - at cost, 1,414 and 1,169 shares, respectively	(33,127)	(25,461)
Retained earnings	128,614	75,220
Minimum pension liability adjustment	-	(2,020)
Stockholders' equity	470,338	411,006
Total liabilities and stockholders' equity	$669,091	$534,136

* As restated, see Note 2.

The accompanying notes are an integral part of these statements.

Stage Stores, Inc.
Consolidated Statements of Income
(in thousands, except earnings per share)

	Reorganized			Predecessor
	Company			Company
			Twenty-Two	Thirty Weeks
			Weeks Ended	Ended
	Fiscal Year		February 2,	September 1,
	2003	2002	2002	2001
	*	*	*
Net sales	$972,212	$875,557	$393,933	$461,642
Cost of sales and related buying,
occupancy and distribution expenses	694,055	611,293	276,544	320,554
Gross profit	278,157	264,264	117,389	141,088
Selling, general and administrative expenses	200,713	176,202	82,332	105,578
Store opening costs	3,068	1,271	85	-
Interest, net of income of $287, $223, $163 and $146, respectively	2,509	1,777	581	10,651
Gain on sale of private label credit card portfolio, net	(12,218)	-	-	-
Reorganization expense and store closure costs	-	-	-	23,141
Fresh-start adjustments	-	-	-	35,249
Gain on debt discharge	-	-	-	(265,978)
Income before income tax	84,085	85,014	34,391	232,447
Income tax expense	30,691	31,455	12,730	15
Net income	$53,394	$53,559	$21,661	$232,432

Basic earnings per share data:
Basic earnings per share	$2.81	$2.74	$1.08	$8.27

Basic weighted average shares outstanding	19,003	19,550	19,973	28,096

Diluted earnings per share data:
Diluted earnings per share	$2.65	$2.56	$1.08	$8.27

Diluted weighted average shares outstanding	20,184	20,959	20,094	28,096

* As restated, see Note 2.

The accompanying notes are an integral part of these statements.

Stage Stores, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Reorganized Company			Predecessor Company
	Fiscal Year		Twenty-Two Weeks Ended February 2 ,2002	Thirty Weeks Ended September 1, 2001
	2003	2002
	*	*	*
Cash flows from operating activities:
Net income	$53,394	$53,559	$21,661	$232,432

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,870	18,011	6,095	13,165
Deferred tax benefit	13,477	16,532	12,890	-
Amortization of debt issue costs	1,724	1,413	574	2,882
Provision for bad debts	16,794	33,693	16,129	12,606
Gain on sale of private label credit card portfolio, net	(12,218)	-	-	-
Gain on debt discharge	-	-	-	(265,978)
Adjustment to accrete yield on repurchased accounts receivable	-	-	-	9,000
Write-off of property, equipment and leasehold improvements
and other assets associated with closed stores	-	-	-	1,931
Fresh-start adjustments	-	-	-	35,249
Proceeds from sale of private label credit card portfolio, net	158,200	-	-	-
Construction allowance received from landlords	9,488	3,908	150	-
Other changes in operating assets and liabilities:
(Increase) decrease in accounts receivable and retained interest in receivables sold	37,695	(6,970)	(40,743)	(255)
(Increase) decrease in merchandise inventories	13,451	(2,104)	4,021	26,988
(Increase) decrease in other assets	3,771	(7,645)	501	858
Increase (decrease) in accounts payable and other liabilities	220	(1,073)	(1,269)	(2,547)
Total adjustments	268,472	55,765	(1,652)	(166,101)
Net cash provided by operating activities	321,866	109,324	20,009	66,331

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(46,432)	(47,880)	(15,437)	(6,318)
Proceeds from sale of property and equipment	500	272	-	355
Acquisition of Peebles, net of cash acquired	(174,586)	-	-	-
Net cash used in investing activities	(220,518)	(47,608)	(15,437)	(5,963)

Cash flows from financing activities:
Proceeds from (payments on):
Borrowing under revolving credit facility	(43,036)	-	-	-
Sale (repurchase) of accounts receivable to (from) account receivable trust	(64,000)	(39,000)	(10,000)	175,000
Repurchases of common stock	(7,666)	(25,461)	-	-
Finance lease obligations	1,500	-	-	-
Debt obligations	(235)	(188)	-	(185)
Exercise of stock options	8,139	1,240	-	-
Addition to debt issue costs	(2,203)	(100)	-	(4,130)
Debtor-in-possession credit facility	-	-	-	(224,288)
Pre-petition working capital facility	-	-	-	832
Net cash used in financing activities	(107,501)	(63,509)	(10,000)	(52,771)
Net increase (decrease) in cash and cash equivalents	(6,153)	(1,793)	(5,428)	7,597
Cash and cash equivalents:
Beginning of period	20,886	22,679	28,107	20,510
End of period	$14,733	$20,886	$22,679	$28,107

Supplemental disclosures:
Interest paid	$1,307	$918	$453	$11,053
Income taxes paid	$14,810	$11,274	$-	$-

* As restated, see Note 2.

The accompanying notes are an integral part of these statements.

Stage Stores, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands)

							Accumulated
							Other
	Common		Additional	Treasury		Retained	Comprehensive
	Stock		Paid-in	Stock		Earnings	Income
	Shares	Amount	Capital	Shares	Amount	(Deficit)	(Loss)	Total
Predecessor Company:
Balance, February 3, 2001	28,096	$281	$267,002	-	$-	$(499,715)	$(8,055)	$(240,487)
Net income	-	-	-	-	-	232,432	-	232,432
Fresh-start adjustment -
minimum pension liability adjustment	-	-	-	-	-	-	8,055	8,055
Comprehensive income								240,487
Cancellation of predecessor stock	(28,096)	(281)	(267,002)	-	-	267,283	-	-

Balance, September 1, 2001	-	$-	$-	-	$-	$-	$-	$-

Reorganized Company:
Issuance of new stock	19,973	$200	$299,800	-	$-	$-	$-	$300,000
Net income	-	-	-	-	-	21,661	-	21,661
Recognition of pre-organization
deferred tax assets	-	-	18,290	-	-	-	-	18,290
Balance, February 2, 2002 *	19,973	$200	$318,090	-	$-	$21,661	$-	$339,951
Net income	-	-	-	-	-	53,559	-	53,559
Minimum pension liability
adjustment, net of tax of ($1.2) million	-	-	-	-	-	-	(2,020)	(2,020)
Comprehensive income								51,539
Repurchases of common stock	-	-	-	(1,169)	(25,461)	-	-	(25,461)
Stock options exercised,
including tax benefit	83	-	1,537	-	-	-	-	1,537
Escrow shares cancelled	(14)	-	-	-	-	-	-	-
Recognition of pre-reorganization
deferred tax assets	-	-	43,440	-	-	-	-	43,440
Balance, February 1, 2003 *	20,042	$200	$363,067	(1,169)	$(25,461)	$75,220	$(2,020)	$411,006
Net income	-	-	-	-	-	53,394	-	53,394
Minimum pension liability
adjustment, net of tax of $1.2 million	-	-	-	-	-	-	2,020	2,020
Comprehensive income								55,414
Repurchases of common stock	-	-	-	(245)	(7,666)	-	-	(7,666)
Stock options exercised,
including tax benefit	537	6	10,387	-	-	-	-	10,393
Recognition of pre-reorganization
deferred tax assets	-	-	1,191	-	-	-	-	1,191

Balance, January 31, 2004 *	20,579	$206	$374,645	(1,414)	$(33,127)	$128,614	$-	$470,338

* As restated, see Note 2.

The accompanying notes are an integral part of these statements.

Stage Stores, Inc.
Notes to Consolidated Financial Statements (As Restated)

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

Fiscal Year: References to a particular year are to the Company's fiscal year which is the 52 or 53 week period ending on the Saturday closest to January 31st of the following calendar year. For example, a reference to "2003" is a reference to the fiscal year ended January 31, 2004. Fiscal years 2003, 2002 and 2001 were 52 week years. Results for fiscal year 2001 are split between the twenty-two weeks ended February 2, 2002 for the Reorganized Company and the thirty weeks ended September 1, 2001 for the Predecessor Company as results of operations for the Reorganized Company are not prepared on a basis comparable to that of the Predecessor Company. (See Note 14 -Bankruptcy and Reorganization Proceedings).

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

Vendor allowances: The Company receives consideration from its merchandise vendors in the form of allowances and reimbursements. Given the promotional nature of the Company’s business, the allowances are generally intended to offset the Company’s costs of promoting, advertising and selling the vendors’ products in its stores. Vendor allowances are recognized as a reduction of cost of goods sold or related selling expense when the purpose for which the vendor funds were intended to be used has been fulfilled.

Stage Stores, Inc.
Notes to Consolidated Financial Statements (As Restated) – (continued)

Property, Equipment and Leasehold Improvements: Additions to property, equipment and leasehold improvements are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Property, equipment and leasehold improvements acquired through the acquisition of Peebles Inc. (“Peebles”) have been recorded at estimated fair market values as of the date of acquisition. The estimated useful lives of leasehold improvements do not exceed the term of the related lease, including applicable available lease renewal options, where appropriate. The estimated useful lives in years are generally as follows:

Buildings	20
Store and office fixtures and equipment	5-10
Warehouse equipment	5-15
Leasehold improvements- stores	5-12.5
Leasehold improvements- corporate	20

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

Goodwill: Goodwill represents the excess of consideration over the fair value of tangible and intangible net assets acquired in connection with the acquisition of Peebles Inc. (“the Acquisition”).

Intangible Asset: In connection with the Acquisition, other intangible assets separate and apart from goodwill are required to be recognized if such assets arise from contractual or other legal rights or if such assets are separable from the acquired business. Determining a fair value for such items requires a high degree of judgment, assumptions, and estimates. As a part of the Acquisition, the Company acquired the rights to the tradename and trademark (collectively the “Tradename”) of “Peebles”, which was identified as an indefinite life intangible. The preliminary value of the Tradename, which was determined at the time of the Acquisition, is $14.9 million.

Impairment of Goodwill and Intangible Asset: Goodwill and intangible assets are not amortized but are tested for impairment annually or more frequently when indicators of impairment exist. The Company's goodwill and intangible asset were recorded in connection with the Acquisition during the fourth quarter of fiscal year 2003. There are no indications of potential impairments at this time. The Company will perform the annual impairment test during the fourth quarter of fiscal year 2004 or sooner, if required.

Debt Issue Costs: Debt issue costs are accounted for as a deferred charge and amortized over the term of the related financing agreement.

Accrued expenses and other current liabilities: Accrued expenses and other current liabilities include accrued incentive compensation of $3.9 million and $6.0 million at January 31, 2004 and February 1, 2003, respectively.

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

Stage Stores, Inc.
Notes to Consolidated Financial Statements (As Restated) – (continued)

Store Opening Expenses: Costs related to the opening of new stores are expensed as incurred. Store opening expenses include the rent holiday period on new and relocated stores.

Advertising Expenses: Advertising costs are charged to operations when the related advertising first takes place. Advertising costs were $36.3 million, $33.8 million and $30.9 million for 2003, 2002 and 2001, respectively.

Rent Expense: The Company records rent expense on a straight-line basis over the lease term, including the build-out period, and where appropriate, applicable available lease renewal option periods. The difference between the payment and expense in any period is recorded as deferred rent in other long-term liabilities in the Consolidated Balance Sheets. The Company records construction allowances received from landlords as a deferred rent credit when earned in the Consolidated Balance Sheets. Such deferred rent credit is amortized over the related term of the lease, commencing with the date the Company earns the construction allowance, as a reduction of rent expense. The deferred rent credit was $15.5 million and $5.3 million as of January 31, 2004 and February 1, 2003, respectively.

Certain leases provide for contingent rents that are not measurable at inception. These contingent rents are primarily based on a percentage of sales that are in excess of a predetermined level. These amounts are excluded from minimum rent and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable.

Income Taxes: The provision for income taxes is computed based on the pretax income included in the Consolidated Statement of Income. The asset and liability approach is used to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and the tax basis of assets and liabilities. A valuation allowance is to be established if it is more likely than not that some portion of the deferred tax asset will not be realized. See Note 11 for additional disclosures regarding income taxes and deferred income taxes.

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

Stage Stores, Inc.
Notes to Consolidated Financial Statements (As Restated) – (continued)

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

Stock-Based Compensation: At January 31, 3004, the Company has one stock-based employee compensation plan, which is described more fully in Note 8. The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for the grant of stock options (in thousands except per share amounts).

			Twenty-Two
	Fiscal Year		Weeks Ended
	2003	2002	February 2, 2002
Net income, as reported	$53,394	$53,559	$21,661
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(2,277)	(2,306)	(993)
Pro forma net income	$51,117	$51,253	$20,668

Earnings per share:
Basic - as reported	$2.81	$2.74	$1.08
Basic - pro forma	2.69	2.62	1.03
Diluted - as reported	$2.65	$2.56	$1.08
Diluted - pro forma	2.53	2.45	1.03

Stage Stores, Inc.
Notes to Consolidated Financial Statements (As Restated) – (continued)

For purpose of the pro forma disclosures above, the estimated fair value of stock-based compensation on the date of the grant was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants issued in fiscal years 2003, 2002 and 2001:

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

Recent Accounting Standards: In April 2002, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. SFAS No. 145 also amends other existing pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions relating to the reporting of gains and losses from extinguishment of debt were effective for the Company beginning February 2, 2003. Gain on extinguishment of debt previously reflected as extraordinary that did not meet the definition of extraordinary was reclassified in the financial statements issued subsequent to the adoption date.

In December 2003, the FASB revised SFAS No. 132 (Revised 2003), "Employers’ Disclosures About Pensions and Other Postretirement Benefits". This statement adds to the disclosures required by SFAS No. 132. Effective for fiscal years ending after December 15, 2003, additional disclosures are required for the types of assets in the plan, investment policies, plan obligations, and plan contributions for defined benefit pension plans and other defined benefit postretirement plans. For interim periods beginning after December 15, 2003, additional disclosures are required for net periodic benefit cost and plan contributions. This guidance does not change the requirements for the measurement or recognition of pension and other postretirement benefit plans prescribed by SFAS No. 87, "Employers’ Accounting for Pensions", SFAS No. 88, "Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and SFAS No. 106, "Employers’ Accounting for Postretirement Benefits Other Than Pensions". The Company adopted the disclosure provisions of this statement effective January 31, 2004. See Note 9 of Notes to Consolidated Financial Statements for the Company's discussion of its pension and other postretirement benefits.

NOTE 2 – RESTATEMENT OF FINANCIAL STATEMENTS

As previously disclosed in the Company’s Current Report on Form 8-K on March 17, 2005, the Company’s Audit Committee concluded to restate the Company’s financial statements presented in its previously filed Form 10-K for the years ended January 31, 2004 and February 1, 2003 and the twenty-two weeks ended February 2, 2002 and in its previously filed Form 10-Q’s for the first three quarters of the 2004 fiscal year.  The Predecessor Company financial statements for the thirty weeks ended September 1, 2001 have not been restated since the amounts are not material.

The Company determined that certain of its lease accounting practices were not in accordance with accounting principles generally accepted in the United States of America, as expressed by the Office of the Chief Accountant of the Securities and Exchange Commission (the “SEC”) on February 7, 2005. Historically, consistent with common retail industry practice, the Company recorded rent expense on a straight-line basis over the initial non-cancelable lease term, with the term commencing when rent payments began. Rent payments typically began on the store opening date, which had the effect of excluding the build-out period (or rent holiday period) from the calculation of the rent period. Additionally, consistent with common retail industry practice, the Company depreciated leasehold improvements over the lesser of the estimated useful life of the leasehold improvements or the term of the lease, including available lease renewal option periods, not to exceed fifteen years. Lastly, consistent with common retail industry practice, when accounting for landlord/tenant incentives (“construction allowances”), the Company recorded these construction allowances as a reduction in leasehold improvements on its balance sheet and as a reduction in capital expenditures on its statement of cash flows.

Stage Stores, Inc.
Notes to Consolidated Financial Statements (As Restated) – (continued)

The Company revised its policy in order to correct its historical practices and now will: depreciate leasehold improvements for stores over the lesser of the estimated useful life of the leasehold improvements or the primary term of the lease, which is typically ten years for new and relocated stores, including applicable available lease renewal option periods, where appropriate; record rent expense on a straight-line basis over the lease term, and where appropriate, applicable available lease renewal option periods; record construction allowances received from landlords as a deferred rent credit or a finance lease obligation, as appropriate, on its balance sheet and as an operating or financing activity, as appropriate, on its statement of cash flows; and amortize the deferred rent credit over the related lease term, commencing with the date the Company earns the construction allowance, as a reduction of rent expense.

While infrequent in occurrence, occasionally the Company is responsible for the construction of leased stores and for paying project costs. Emerging Issues Task Force (“EITF”) Issue 97-10, “The Effect of Lessee Involvement in Asset Construction,” requires the Company to be considered the owner (for accounting purposes) of this type of project during the construction period. Such leases are accounted for as finance lease obligations with the amounts received from the landlord being recorded in debt obligations. Interest expense is recognized at a rate that will amortize the finance lease obligation over the initial term of the lease. All of the above changes resulted in lower rent expense and higher depreciation and interest expense. This Form 10-K/A gives the effect to the Company’s revised policies.

The impact of the corrections on the Company’s consolidated statements of income is a reduction of net income of $1.6 million, or $0.08 per diluted share, $0.8 million, or $0.04 per diluted share, and $0.3 million, or $0.01 per diluted share, for the years ended January 31, 2004 and February 1, 2003 and the twenty-two weeks ended February 2, 2002, respectively.

The cumulative impact of the corrections on the Company’s January 31, 2004 consolidated balance sheet is an increase in property, equipment, and leasehold improvements of $9.8 million, an increase in deferred rent of $12.6 million, an increase in finance lease obligations of $1.5 million, a decrease in deferred tax liabilities of $1.6 million and a decrease in retained earnings of $2.7 million. The cumulative impact of the corrections on the Company’s February 1, 2003 consolidated balance sheet is an increase in property, equipment and leasehold improvements of $0.7 million, an increase in deferred rent of $2.5 million, an increase in deferred tax assets of $0.7 million and a decrease in retained earnings of $1.1 million. The cumulative impact of the corrections on the Company’s February 2, 2002 consolidated balance sheet is a decrease in property, equipment, and leasehold improvements of $2.7 million, a decrease in deferred rent of $2.2 million, an increase in deferred tax assets of $0.2 million and a decrease in retained earnings of $0.3 million.

The impact of the corrections on the Company’s consolidated statements of cash flows for the years ended January 31, 2004 and February 1, 2003 and  the twenty-two weeks ended February 2, 2002 is to increase “net cash provided by operating activities” by $9.5 million, $3.9 million and $0.2 million, respectively, to increase “net cash used in investing activities” by $11.0 million, $3.9 million and $0.2 million, respectively, and to increase “net cash provided by financing activities” by $1.5 million, $0.0 million and $0.0 million, respectively.

Stage Stores, Inc.
Notes to Consolidated Financial Statements (As Restated) – (continued)

The following is a summary of the significant effects of the restatement on the Company’s consolidated balance sheets at January 31, 2004 and February 1, 2003 and the Company’s consolidated statements of income and cash flows for the years ended January 31, 2004 and February 1, 2003 and the twenty-two weeks ended February 2, 2002.

	As Previously
Fiscal Year 2003	Reported	Adjustments	As Restated
Consolidated Balance Sheet
Property, equipment and leasehold improvements, net	$190,958	$9,844	$200,802
Total assets	659,247	9,844	669,091
Current portion of debt obligations	381	19	400
Debt obligations	11,242	1,477	12,719
Other long-term liabilities	28,156	12,670	40,826
Deferred taxes	14,028	(1,586)	12,442
Total liabilities	186,173	12,580	198,753
Retained earnings	131,350	(2,736)	128,614
Stockholders' equity	473,074	(2,736)	470,338
Total liabilities and stockholders' equity	$659,247	$9,844	$669,091

Consolidated Statement of Income
Cost of sales and related buying, occupancy and distribution
expenses	$692,605	$1,450	$694,055
Gross profit	279,607	(1,450)	278,157
Store opening costs	2,022	1,046	3,068
Interest expense, net	2,446	63	2,509
Income before income tax	86,644	(2,559)	84,085
Income tax expense	31,625	(934)	30,691
Net income	$55,019	$(1,625)	$53,394
Basic and diluted earnings per share:
Basic earnings per share	$2.90	$(0.09)	$2.81
Diluted earnings per share	$2.73	$(0.08)	$2.65

Consolidated Statement of Cash Flows
Net income	$55,019	$(1,625)	$53,394
Depreciation and amortization	24,011	1,859	25,870
Deferred income taxes	14,411	(934)	13,477
Construction allowance received from landlords	-	9,488	9,488
Increase (decrease) in accounts payable and other liabilities	(484)	704	220
Net cash provided by operating activities	312,374	9,492	321,866
Additions to property, equipment and leasehold improvements	(35,444)	(10,988)	(46,432)
Net cash used in investing activities	(209,530)	(10,988)	(220,518)
Finance lease obligations	-	1,500	1,500
Debt obligations	(231)	(4)	(235)
Net cash used in financing activities	$(108,997)	$1,496	$(107,501)

Stage Stores, Inc.
Notes to Consolidated Financial Statements (As Restated) – (continued)

	As Previously
Fiscal Year 2002	Reported	Adjustments	As Restated
Consolidated Balance Sheet
Property, equipment and leasehold improvements, net	$135,846	$715	$136,561
Deferred tax assets	12,016	652	12,668
Total assets	532,769	1,367	534,136
Other long-term liabilities	15,183	2,478	17,661
Total liabilities	120,652	2,478	123,130
Retained earnings	76,331	(1,111)	75,220
Stockholders' equity	412,117	(1,111)	411,006
Total liabilities and stockholders' equity	$532,769	$1,367	$534,136

Consolidated Statement of Income
Cost of sales and related buying, occupancy and distribution
expenses	$610,365	$928	$611,293
Gross profit	265,192	(928)	264,264
Store opening costs	869	402	1,271
Income before income tax	86,344	(1,330)	85,014
Income tax expense	31,947	(492)	31,455
Net income	$54,397	$(838)	$53,559
Basic and diluted earnings per share:
Basic earnings per share	$2.78	$(0.04)	$2.74
Diluted earnings per share	$2.60	$(0.04)	$2.56

Consolidated Statement of Cash Flows
Net income	$54,397	$(838)	$53,559
Depreciation and amortization	17,466	545	18,011
Deferred income taxes	17,024	(492)	16,532
Construction allowance received from landlords	-	3,908	3,908
Increase (decrease) in accounts payable and other liabilities	(1,858)	785	(1,073)
Net cash provided by operating activities	105,416	3,908	109,324
Additions to property, equipment, and leasehold improvements	(43,972)	(3,908)	(47,880)
Net cash used in investing activities	$(43,700)	$(3,908)	$(47,608)

Stage Stores, Inc.
Notes to Consolidated Financial Statements (As Restated) – (continued)

	As Previously
Twenty-Two Weeks Ended February 2, 2002	Reported	Adjustments	As Restated
Consolidated Balance Sheet
Property, equipment and leasehold improvements, net	$109,612	$(2,652)	$106,960
Deferred tax assets	5,629	160	5,789
Total assets	459,719	(2,492)	457,227
Other long-term liabilities	11,684	(2,219)	9,465
Total liabilities	119,495	(2,219)	117,276
Retained earnings	21,934	(273)	21,661
Stockholders' equity	340,224	(273)	339,951
Total liabilities and stockholders' equity	$459,719	$(2,492)	$457,227

Consolidated Statement of Income
Cost of sales and related buying, occupancy and distribution
expenses	$276,140	$404	$276,544
Gross profit	117,793	(404)	117,389
Store opening costs	56	29	85
Income before income tax	34,824	(433)	34,391
Income tax expense	12,890	(160)	12,730
Net income	$21,934	$(273)	$21,661

Basic and diluted earnings per share:
Basic earnings per share	$1.10	$(0.02)	$1.08
Diluted earnings per share	$1.09	$(0.01)	$1.08

Consolidated Statement of Cash Flows
Net income	$21,934	$(273)	$21,661
Depreciation and amortization	5,999	96	6,095
Decrease in other assets	661	(160)	501
Construction allowance received from landlords	-	150	150
Increase (decrease) in accounts payable and other liabilities	(1,606)	337	(1,269)
Net cash provided by operating activities	19,859	150	20,009
Additions to property, equipment, and leasehold improvements	(15,287)	(150)	(15,437)
Net cash used in investing activities	$(15,287)	$(150)	$(15,437)

NOTE 3 - ACQUISITION OF PEEBLES

On November 4, 2003, the Company acquired 100% of the common stock of PHC Retail Holding Company, which wholly owned Peebles, which then operated 136 stores in 17 Mid-Atlantic, Southeastern and Midwestern states under the name "Peebles". The Acquisition was made pursuant to an Agreement and Plan of Merger, dated as of October 7, 2003, and a First Amendment to Agreement and Plan of Merger, dated November 3, 2003, with PHC Retail Holding Company, the parent of Peebles. The Company believes that this acquisition creates new opportunities for unit growth and geographical expansion and improves the Company’s competitive position. The purchase price of the Acquisition of $174.6 million, net of cash acquired and debt assumed, was negotiated as an arms length transaction between two unrelated entities. The Company assumed borrowings under an existing credit facility with a balance of approximately $53.7 million at the date of the Acquisition. The Acquisition has been accounted for under the purchase method of accounting, and accordingly, the results of operations of Peebles are included in the Company's consolidated financial statements from the date of acquisition, which for accounting purposes was November 2, 2003, the beginning of the Company's fourth quarter.

Stage Stores, Inc.
Notes to Consolidated Financial Statements (As Restated) – (continued)

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the Acquisition, net of cash acquired (in thousands):

Accounts receivable, net	$31,573
Merchandise inventories, net	93,216
Other current assets	11,564
Property, plant and equipment	45,028
Intangible asset - Tradename	14,910
Goodwill	80,054
Other long-term assets	3,616
Total assets acquired	279,961
Current liabilities	(38,151)
Long-term debt	(53,736)
Other long-term liabilities	(13,488)
Total liabilities assumed	(105,375)
Net assets acquired	$174,586

A preliminary fair value of $14.9 million was assigned to the Tradename and is not subject to amortization. Included in other non-current assets are $1.3 million of beneficial leaseholds that have a weighted-average useful life of approximately nine years. The preliminary value of goodwill amounted to approximately $80.1 million, which is not expected to be deductible for tax purposes.

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

	Fiscal Year
	2003	2002
Net sales	$1,183,700	$1,189,624
Net income	$45,609	$61,873

Basic earnings per share	$2.40	$3.16
Diluted earnings per share	$2.26	$2.95

NOTE 4 - ACCOUNTS RECEIVABLE AND RETAINED INTEREST IN RECEIVABLES SOLD

Prior to September 12, 2003, and prior to the acquisition of Peebles Inc. and its private credit card portfolio, the Company issued private credit cards through its subsidiary, Granite National Bank, and subsequently sold its credit card receivables in securitization transactions. The amount of receivables constituting collateral for certificates sold to third-party investors was accounted for as having been sold, and the subordinated interest was recorded as an asset in “Retained Interest in Accounts Receivables Sold” on the Company’s Consolidated Balance Sheet. This retained interest was considered a trading security and was carried at fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Accounts receivable included on the Consolidated Balance Sheet at February 1, 2003, represent receivables ineligible for securitization, net of allowance for doubtful accounts of $1.3 million.

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

Stage Stores, Inc.
Notes to Consolidated Financial Statements (As Restated) – (continued)

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

On September 12, 2003, pursuant to the terms of a Credit Card Portfolio Purchase and Sale Agreement (the “Purchase and Sale Agreement”), the Company sold its portfolio of private label credit card accounts at that time, as well as other assets related to its private label credit card program, to World Financial Network National Bank (the "Bank") and ADS Alliance Data Systems, Inc., subsidiaries of Alliance Data Systems Corporation ("Alliance Data") and realized a gain of $12.2 million. The net proceeds from the sale of the Company's private label credit card portfolio, after paying off the outstanding borrowings under the Company's securitization facility and related transaction costs, were approximately $158.2 million. The Company also received prepaid marketing funds of $13.3 million, of which $11.5 million was recorded as a non-current liability as of January 31, 2004, and $0.5 million of proceeds for fixtures and equipment related to the credit operations. The prepaid marketing funds will be recognized as an offset to marketing expenses pro-rata under a ten-year program agreement ("Program Agreement"). The Program Agreement additionally provides for reimbursement to the Company of defined eligible marketing expenses of up to $2.5 million in the initial year of the Program Agreement and up to 0.6% of the prior year’s credit sales annually thereafter.  With the acquisition of Peebles Inc., the Company also acquired Peebles' private label credit card portfolio, which was not securitized. On March 5, 2004, the Company sold this private label credit card portfolio to the Bank. At closing, the Company received consideration of approximately $34.8 million which approximated the amount of account balances outstanding at the time of closing. As part of the purchase accounting adjustments at the time of acquisition, the valuation allowance for receivables was adjusted to $3.5 million to reflect their fair value. Under the terms of the Amended and Restated Program Agreement dated March 5, 2004, the Company is obligated to reimburse the Bank up to a total of $3.5 million based on the non-attainment of a defined net portfolio yield performance.

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

Stage Stores, Inc.
Notes to Consolidated Financial Statements (As Restated) – (continued)

NOTE 5 - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements were as follows (in thousands):

	January 31,	February 1,
	2004	2003
Land	$1,742	$404
Buildings	10,664	6,715
Fixtures and equipment	151,784	95,535
Leasehold improvements	85,487	57,985
	249,677	160,639
Accumulated depreciation	48,875	24,078
	$200,802	$136,561

Depreciation expense was $25.9 million, $18.0 million, $6.1 million and $13.2 million for fiscal year 2003, fiscal year 2002, the twenty-two weeks ended February 2, 2002, and the thirty weeks ended September 1, 2001, respectively.

NOTE 6 - DEBT OBLIGATIONS

Debt obligations consist of the following (in thousands):

	January 31,	February 1,
	2004	2003
Revolving credit facility	$10,700	$-
Capital and finance lease obligations	2,419	882
	13,119	882
Less: Current portion of debt obligations	400	210
	$12,719	$672

Minimum annual payments required under existing capital and finance lease obligations (net present value thereof) as of January 31, 2004 are as follows (in thousands):

	Minimum
	Lease		Net Present
	Payments	Less: Interest	Value
2004	$666	$266	$400
2005	820	256	564
2006	271	242	29
2007	269	235	34
2008	270	228	42
Thereafter	2,777	1,427	1,350
Total	$5,073	$2,654	$2,419

On August 21, 2003, the Company entered into a $175.0 million senior secured revolving credit facility (the "Revolving Credit Facility") that matures August 21, 2008. The Revolving Credit Facility replaced the Company's former $125.0 million senior secured revolving credit facility which was scheduled to mature in August 2004. On November 4, 2003, in conjunction with the acquisition of Peebles Inc. (see Note 3), the Company increased the Revolving Credit Facility commitment from $175.0 million to $250.0 million. Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory and receivables as defined by the agreement. The daily interest rates under the Revolving Credit Facility are determined by a prime rate or Eurodollar rate plus an applicable margin as set forth in the Revolving Credit Facility agreement. Inventory, accounts receivable, cash and cash equivalents are pledged as collateral under the Revolving Credit Facility. The Revolving Credit Facility supports the Company's outstanding letters of credit requirements, and is also used by the Company to provide financing for working capital, capital expenditures, and other general corporate purposes. During 2003, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 2.9% and $48.2 million, respectively.

Stage Stores, Inc.
Notes to Consolidated Financial Statements (As Restated) – (continued)

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

At January 31, 2004, the Company had two capital lease obligations in the amount of $0.9 million, one of which is in the form of an industrial revenue bond, with interest rates ranging from 2.5% to 12%. The annual principal payment required on this debt is $0.4 million per year, which is classified as short-term.

While infrequent in occurrence, occasionally the Company is responsible for the construction of leased stores and for paying project costs. EITF Issue 97-10 requires the Company to be considered the owner (for accounting purposes) of this type of project during the construction period. Such leases are accounted for as a finance lease with the amounts received from the landlord being recorded as finance lease obligations in debt obligations. Interest expense is recognized at a rate that will amortize the finance lease obligation over the initial term of the lease. As of January 31, 2004, the Company recorded $1.5 million as a finance lease obligation with an interest rate of 16.9% on its Consolidated Balance Sheet related to this type of project.

NOTE 7 - STOCKHOLDERS' EQUITY

Under the Plan of Reorganization (the "Plan"), as defined in Note 14, the Company generally settled pre-petition debt claims by issuing shares of a new class of common stock in a reorganized Stage Stores to those pre-petition creditors entitled to receive such distribution under the Plan. As of January 31, 2004, 47,119 of the shares issued were held in escrow related to unresolved claims of former creditors under the Plan. In addition, pursuant to the Plan, the Company issued 512,119 Series A Warrants with an exercise price of $15.00 and 1,078,146 Series B Warrants with an exercise price of $20.00 to subordinated pre-petition note holders. These warrants will expire August 23, 2006. The Plan did not provide for any distribution to the holders of pre-petition equity interest in the Company, including holders of the Company's old common stock and holders of the Company's old Class B Common Stock. Further, under the Plan, all pre-petition equity interests, including all shares of old common stock and old Class B Common Stock outstanding on the Effective Date were cancelled.

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

Stage Stores, Inc.
Notes to Consolidated Financial Statements (As Restated) – (continued)

NOTE 8 - STOCK OPTION PLAN

Pursuant to the Plan as approved by the Company's shareholders (former creditors) and the Bankruptcy Court (see Note 14), the Company established the 2001 Equity Incentive Plan to reward, retain and attract key personnel. To fund the 2001 Equity Incentive Plan, 4,000,000 shares of the Company's common stock have been reserved.

A summary of the option activity under the 2001 Equity Incentive Plan follows:

		Weighted		Weighted
	Number of	Average	Number of	Average
	Outstanding	Option	Exercisable	Exercise
	Options	Price	Options	Price
Options granted effective as of August 24, 2001	3,637,000	$15.00	-	$-
Surrendered	-	-
Exercised	-	-
Options outstanding at February 2, 2002	3,637,000	15.00	-	-
Granted	108,000	22.43
Forfeited	(94,931)	15.58
Exercised	(83,663)	14.83
Options outstanding at February 1, 2003	3,566,406	15.21	820,681	15.04
Granted	311,500	26.92
Forfeited	(96,245)	15.78
Exercised	(536,596)	15.00
Options outstanding at January 31, 2004	3,245,065	$16.35	1,181,193	$15.19

The right to exercise options generally vests over four years from the date of grant, with 25% vesting at the end of each of the first four years following the date of grant, and will expire if not exercised ten years from the date of the grant.

A summary of outstanding and exercisable options as of January 31, 2004 follows:

			Weighted
		Weighted	Average		Weighted
	Number of	Average	Remaining	Number of	Average
Option	Outstanding	Exercise	Contractual	Exercisable	Exercise
Price	Options	Price	Life (in years)	Options	Price
$13.75 - $16.25	2,847,565	$15.01	7.5	1,156,693	$15.03
17.75 - 24.45	143,875	20.09	8.9	15,125	20.21
25.40 - 32.01	253,625	29.20	9.6	9,375	26.36
	3,245,065	$16.35	7.8	1,181,193	$15.19

Stage Stores, Inc.
Notes to Consolidated Financial Statements (As Restated) – (continued)

NOTE 9 - BENEFIT PLANS

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

Deferred Compensation Plans: The Company has two deferred compensation plans (the “Deferred Compensation Plans”) which provide executives, certain officers and key employees of the Company with the opportunity to participate in unfunded, deferred compensation programs that are not qualified under the Internal Revenue Code of 1986, as amended, (the "Code"). Generally, the Code and the Employee Retirement Income Security Act of 1974, as amended, restrict contributions to a 401(k) plan by highly compensated employees. The Deferred Compensation Plans are intended to allow participants to defer income on a pre-tax basis. Under the Deferred Compensation Plans, participants may defer up to 50% of their base salary and up to 100% of their bonus and earn a rate of return based on actual investments chosen by each participant. The Company has established grantor trusts for the purposes of holding assets to provide benefits to the participants. For the plan involving the executives and certain officers, the Company will match 100% of each participant’s contributions, up to 10% of the sum of their base salary and bonus. For the plan involving other key employees, the Company may make an annual discretionary matching contribution. The Company currently matches 50% of each participant's contributions, up to 6% of the participant's compensation offset by what contribution the Company makes to the participant's 401(k) account, if any. For both plans, Company contributions are vested 100%. In addition, the Company may, with approval by the Board of Directors, at its sole discretion, make an additional employer contribution in any amount with respect to any participant as is determined in its sole discretion. The Company's matching contribution expense for the Deferred Compensation Plans was approximately $0.7 and $0.8 million for 2003 and 2002, respectively.

Non-Employee Director Equity Compensation Plan: In 2003, the Company adopted, and the Company's shareholders approved, the 2003 Non-Employee Director Equity Compensation Plan. 100,000 shares of the Company’s stock have been reserved to fund this plan. Under this plan, non-employee Directors have the option to defer all or a portion of their annual compensation fees and to receive such deferred fees in the form of restricted stock or deferred stock units as defined in this plan. At January 31, 2004, $0.1 million was deferred under this plan.

Frozen Defined Benefit Plans: The Company sponsors a defined benefit plan, which covered substantially all employees who had met eligibility requirements and were enrolled prior to June 30, 1998. This plan was frozen effective June 30, 1998. In connection with the Acquisition, the Company acquired the Employees Retirement Plan of Peebles Inc., which covers certain participants who, in 1997, had reached certain age and years of service requirements. This plan was closed to new participants at February 1, 1998. Benefits for both plans (the "Retirement Plans" or the “Plans”) are administered through trust arrangements, which provide monthly payments or lump sum distributions. Benefits under the Plans were based upon a percentage of the participant's earnings during each year of credited service. Any service after the date the Plans were frozen will continue to count toward vesting and eligibility for normal and early retirement for existing participants.

Stage Stores, Inc.
Notes to Consolidated Financial Statements (As Restated) – (continued)

Information regarding the Retirement Plans is as follows (in thousands):

	Fiscal Year
	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$37,210	$36,560
Acquisition of Peebles at November 2, 2003	3,092	-
Service cost	13	-
Interest cost	2,187	2,364
Actuarial (gain) loss	(683)	1,118
Plan disbursements	(2,960)	(2,832)
Projected benefit obligation at end of year	38,859	37,210

Change in plan assets:
Fair value of plan assets at beginning of year	21,573	26,294
Acquisition of Peebles at November 2, 2003	2,340	-
Actual return on plan assets	5,049	(3,801)
Employer contributions	1,700	1,912
Plan disbursements	(2,960)	(2,832)
Fair value of plan assets at end of year	27,702	21,573
Funded status	(11,157)	(15,637)
Contribution after measurement date and on or before fiscal year end	210	-
Unrecognized net actuarial loss	2,601	6,491
Net amount recognized	$(8,346)	$(9,146)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability	$(8,346)	$(12,350)
Accumulated other comprehensive loss, pre-tax	-	3,204
Net amount recognized	$(8,346)	$(9,146)

Weighted-average disclosure assumptions:
For determining benefit obligations at year-end:
Discount rate	6.0%	6.5%
Rate of compensation increase (1)	5.0%	N/A
For determining net periodic cost for year:
Discount rate	6.5%	6.5%
Rate of compensation increase (1)	5.0%	N/A
Expected return on assets	8.5%	8.5%

_______________________________

(1) Applicable only to the plan assumed in the Acquisition.

Stage Stores, Inc.
Notes to Consolidated Financial Statements (As Restated) – (continued)

The Company uses long-term historical actual return data considering the mix of investments that comprise plan assets to develop its expected return on plan assets. The Plans’ trustees have engaged investment advisors to monitor performance of the investments of the Plans’ assets and consult with the Plans’ trustees. The Plans’ assets are invested in funds managed by third party fiduciaries. The allocations of Plans’ assets by category are as follows:

	2004 Target	Fiscal Year
	Allocation	2003	2002
Equity securities	65%	67%	64%
Debt securities	19	15	16
Managed futures (1)	16	14	17
Other - primarily cash	-	4	3
Total	100%	100%	100%

____________________________________
(1) Comprised of three separate funds employing diversified long/short strategies.

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

The components of pension cost for the Retirement Plans were as follows (in thousands):

				Predecessor
	Reorganized Company			Company
			Twenty-Two	Thirty
			Weeks Ended	Weeks Ended
	Fiscal Year		February 2,	September 1,
	2003	2002	2002	2001
Net periodic pension cost for the fiscal year:
Service cost	$13	$-	$-	$-
Interest cost	2,187	2,364	1,039	1,237
Expected return on plan assets	(1,805)	(2,142)	(859)	(1,372)
Net loss amortization	6	-	-	376
Net periodic pension cost	$401	$222	$180	$241

The Company’s funding policy is to make contributions to maintain the minimum funding requirements for its pension obligations in accordance with the Employee Retirement Income Security Act. The Company may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs. The Company expects to contribute approximately $2.0 million during 2004.

Stage Stores, Inc.
Notes to Consolidated Financial Statements (As Restated) – (continued)

NOTE 10 - OPERATING LEASES

The Company leases stores, the corporate headquarters, one of its distribution centers and equipment under operating leases. Such leases generally require that the Company pay for utilities, taxes and maintenance expense. A number of store leases provide for escalating minimum rent. The Company records rent expense on a straight-line basis, evenly dividing rent expense over lease term, including the build-out period, and where appropriate, applicable available lease renewal option periods. The difference between the payment and expense in any period is recorded as deferred rent in other long-term liabilities in the Consolidated Balance Sheets. The Company records construction allowances received from landlords as a deferred rent credit when earned in the Consolidated Balance Sheets. Such deferred rent credit is amortized over the related term of the lease, commencing with the date the Company earns the construction allowance, as a reduction of rent. Certain leases provide for contingent rents that are not measurable at inception. These contingent rents are primarily based on percentage of sales that are in excess of a predetermined level. These amounts are excluded from minimum rent and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable.

The Company has renewal options for most of its store leases. A summary of rental expense associated with operating leases is as follows (in thousands):

	Reorganized			Predecessor
	Company			Company
			Twenty-Two	Thirty
	Fiscal	Fiscal	Weeks Ended	Weeks Ended
	Year	Year	February 2,	September 1,
	2003	2002	2002	2001
Minimum rentals	$33,618	$25,289	$10,464	$14,219
Contingent rentals	5,640	7,809	3,967	4,013
Equipment rentals	1,342	1,496	1,158	2,006
	$40,600	$34,594	$15,589	$20,238

Minimum rental commitments on long-term non-cancelable operating leases at January 31, 2004, net of subleases, are as follows (in thousands):

Fiscal Year
2004	$46,731
2005	41,401
2006	34,510
2007	28,238
2008	22,428
Thereafter	76,752
Total	$250,060

Stage Stores, Inc.
Notes to Consolidated Financial Statements (As Restated) – (continued)

NOTE 11 - INCOME TAXES

All Company operations are domestic. Income tax expense consisted of the following (in thousands):

	Reorganized			Predecessor
	Company			Company
			Twenty Two	Thirty Weeks
	Fiscal	Fiscal	Weeks Ended	Ended
	Year	Year	February 2,	September 1,
	2003	2002	2002	2001
Federal income tax expense:
Current	$16,850	$14,878	$-	$-
Deferred	12,057	15,089	11,698	-
	$28,907	$29,967	$11,698	$-
State income tax expense:
Current	$364	$45	$-	$15
Deferred	1,420	1,443	1,032	-
	1,784	1,488	1,032	15
	$30,691	$31,455	$12,730	$15

Reconciliation between the federal income tax expense charged to income before income tax computed at statutory tax rates and the actual income tax expense recorded follows (in thousands):

	Reorganized			Predecessor
	Company			Company
			Twenty Two	Thirty Weeks
	Fiscal	Fiscal	Weeks Ended	Ended
	Year	Year	February 2,	September 1,
	2003	2002	2002	2001
Federal income tax expense
at the statutory rate	$29,430	$29,755	$12,037	$81,356
State income taxes, net	1,224	995	671	3,194
Other, net	37	705	22	5,072
Valuation allowance	-	-	-	(89,607)
	$30,691	$31,455	$12,730	$15

There is no tax calculated on the gain on debt discharge in the thirty weeks ended September 1, 2001, as such gain is specifically excluded from taxable income under the Internal Revenue Code. A portion of the gain reduced the net operating loss carryforward.

Stage Stores, Inc.
Notes to Consolidated Financial Statements (As Restated) – (continued)

Deferred tax assets (liabilities) consist of the following (in thousands):

	January 31,	February 1,
	2004	2003

Gross deferred tax assets
Net operating loss carryforwards	$10,871	$15,910
Bad debts	1,386	7,709
Tax credit carryforwards	2,881	2,881
Accrued expenses	2,584	2,343
Pension obligations	2,707	4,591
Lease obligations	8,079	2,271
Inventory	10,267	4,852
Deferred income	8,083	1,762
Other	2,782	1,448
	49,640	43,767
Gross deferred tax liabilities:
State income taxes	(2,143)	(2,274)
Depreciation and amortization	(27,058)	(3,383)
Other	(2,430)	(1,662)
	(31,631)	(7,319)
Valuation allowance	(2,750)	(2,500)
Net deferred tax assets	$15,259	$33,948

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

The Company has net operating loss carryforwards for federal income tax purposes of approximately $15.3 million, which if not utilized will expire after 2020. The Company has net operating loss carryforwards for state income tax purposes of approximately $79.0 million, which if not utilized, will expire in varying amounts between 2004 and 2021. The Company has Jobs Tax Credit carryforwards for federal income tax purposes of $1.0 million, which if not utilized, will expire in varying amounts between 2006 through 2010.

Stage Stores, Inc.
Notes to Consolidated Financial Statements (As Restated) – (continued)

NOTE 12 - QUARTERLY FINANCIAL INFORMATION (unaudited)

The operating results for each of the quarters in the 2003 and 2002 fiscal years have been restated to give effect to the restatement in Note 2. The following table shows quarterly information (in thousands, except per share amounts):

As Restated:	Fiscal Year 2003
	Q1	Q2	Q3	Q4
Net sales	$197,987	$207,721	$197,949	$368,555
Gross profit	62,299	58,080	54,940	102,838
Net income	13,168	8,847	12,384	18,995
Basic earnings per common share	0.70	0.47	0.65	0.99
Diluted earnings per common share	0.67	0.44	0.60	0.91
Basic weighted average shares	18,877	18,905	19,007	19,224
Diluted weighted average shares	19,527	20,048	20,489	20,765

	Fiscal Year 2002
	Q1	Q2	Q3	Q4
Net sales	$206,668	$207,536	$204,420	$256,933
Gross profit	72,052	62,080	56,754	73,378
Net income	17,637	10,207	9,944	15,771
Basic earnings per common share	0.88	0.51	0.51	0.83
Diluted earnings per common share	0.82	0.47	0.49	0.79
Basic weighted average shares	19,967	19,955	19,362	18,917
Diluted weighted average shares	21,634	21,852	20,289	19,868

As Previously Reported:	Fiscal Year 2003
	Q1	Q2	Q3	Q4
Net sales	$197,987	$207,721	$197,949	$368,555
Gross profit	62,501	58,324	55,230	103,552
Net income	13,386	9,120	12,907	19,606
Basic earnings per common share	0.71	0.48	0.68	1.02
Diluted earnings per common share	0.69	0.45	0.63	0.94
Basic weighted average shares	18,877	18,905	19,007	19,224
Diluted weighted average shares	19,527	20,048	20,489	20,765

	Fiscal Year 2002
	Q1	Q2	Q3	Q4
Net sales	$206,668	$207,536	$204,420	$256,933
Gross profit	72,255	62,233	56,998	73,706
Net income	17,765	10,354	10,215	16,063
Basic earnings per common share	0.89	0.52	0.53	0.85
Diluted earnings per common share	0.82	0.47	0.50	0.81
Basic weighted average shares	19,967	19,955	19,362	18,917
Diluted weighted average shares	21,634	21,852	20,289	19,868

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

Stage Stores, Inc.
Notes to Consolidated Financial Statements (As Restated) – (continued)

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Litigation: From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of their business. Management does not believe that any pending litigation matters, either individually or in the aggregate, are material to the financial position, results of operations or cash flows of the Company or its subsidiaries.

NOTE 14 - BANKRUPTCY AND REORGANIZATION PROCEEDINGS

On June 1, 2000, the Company's predecessors, Stage Stores, Inc., a Delaware corporation, Specialty Retailers, Inc. (NV) and Specialty Retailers, Inc. (collectively, the "Debtors"), filed voluntarily petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code (the "Bankruptcy Proceedings"). The Company's Plan of Reorganization (the "Plan") was confirmed on August 8, 2001 and became effective on August 24, 2001 (the "Effective Date"). On December 31, 2002, the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Bankruptcy Court") entered a Final Decree in the Bankruptcy Proceedings, which closed the Bankruptcy Proceedings. For financial reporting purposes, the Effective Date of the Plan was assumed to be September 1, 2001, the last day of the Company's seventh fiscal period. With the change in ownership resulting from the Plan, the Company adopted fresh-start reporting in accordance with the recommended accounting principles for entities emerging from Chapter 11 set forth in SOP 90-7. The adjustments to reflect the consummation of the Plan, including the gain on discharge of pre-petition liabilities and the adjustment to record assets and liabilities at their fair value, were reflected in the thirty week period ended September 1, 2001. Accordingly, the financial position and operations for the Reorganized Company are not prepared on a basis comparable to those of the Predecessor Company.

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

Thirty Weeks
Ended
September 1,
2001
Costs associated with the store closures	$2,454
Professional fees associated with the bankruptcy	14,600
Key employee retention and emergence bonuses	5,925
Other	162
Total	$23,141