Form 10-Q/A
period 2004-07-31
STAGE STORES INC
filed 2005-04-27
CIK 6885

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C.  20549

Form 10-Q/A

(Amendment No.1)

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

EXPLANATORY NOTE

As previously disclosed in the Company's Current Report on Form 8-K on March 17, 2005, the  Audit Committee of Stage Stores, Inc. (the "Company") concluded to restate the Company's financial statements presented in its previously filed Form 10-K for the years ended January 31, 2004 and February 1, 2003 and the twenty-two weeks ended February 2, 2002 and in its previously filed Form 10-Q's for the first three quarters of the 2004 fiscal year.

The Company determined that certain of its lease accounting practices were not in accordance with accounting principles generally accepted in the United States of America, as expressed by the Office of the Chief Accountant of the Securities and Exchange Commission (the "SEC") on February 7, 2005.  Historically, consistent with common retail industry practice, the Company recorded rent expense on a straight-line basis over the initial non-cancelable lease term, with the term commencing when rent payments began.  Rent payments typically began on the store opening date, which had the effect of excluding the build-out period (or rent holiday period) from the calculation of the rent period.  Additionally, consistent with common retail industry practice, the Company depreciated leasehold improvements over the lesser of the estimated useful life of the leasehold improvements or the term of the lease, including available lease renewal option periods, not to exceed fifteen years.  Lastly, consistent with common retail industry practice, when accounting for landlord/tenant incentives ("construction allowances"), the Company recorded these construction allowances as a reduction in leasehold improvements on its balance sheet and as a reduction in capital expenditures on its statement of cash flows.

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

While infrequent in occurrence, occasionally the Company is responsible for the construction of leased stores and for paying project costs.  Emerging Issues Task Force ("EITF") Issue 97-10, "The Effect of Lessee Involvement in Asset Construction," requires the Company to be considered the owner (for accounting purposes) of this type of project during the construction period.  Such leases are accounted for as finance lease obligations with the amounts received from the landlord being recorded in debt obligations.  Interest expense is recognized at a rate that will amortize the finance lease obligation over the initial term of the lease.  All of the above changes resulted in lower rent expense and higher depreciation and interest expense.  This Form 10-Q/A gives the effect to the Company's revised policies.

This Amendment No. 1 on Form 10-Q/A ("Form 10-Q/A") to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2004, initially filed with the SEC on August 27, 2004 (the "Original Filing"), is being filed to reflect restatements of the Company's consolidated balance sheets at July 31, 2004 and January 31, 2004, and the related consolidated statements of income, stockholders' equity and cash flows for the quarters ended July 31, 2004 and August 2, 2003 and the notes related thereto.  For a more detailed description of these restatements, see Note 2, "Restatement of Financial Statements," to the accompanying consolidated financial statements and the section entitled "Restatement" in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q/A.

2

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety.  However, this Form 10-Q/A only amends and restates Items 1, 2 and 4 of Part I of the Original Filing, in each case, solely as a result of, and to reflect the restatement, and no other information in the Original Filing is amended hereby.  The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events.  In addition, Item 6 of Part II of the Original Filing has been amended to currently date the certifications of the Company's Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  The certifications of the Company's Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as exhibits 31.1, 31.2 and 32, respectively.

Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, the Company has not updated the disclosures contained herein to reflect subsequent events that occurred at a later date.  Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in the Company's amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended October 30, 2004 will be filed subsequent to the filing of this Form 10-Q/A and any reports filed with the SEC subsequent to the date of this filing.

The Company has not amended and does not intend to amend its previously-filed Annual Reports on Form 10-K or its Quarterly Reports on Form 10-Q for the periods affected by the restatement that ended prior to January 31, 2004.  For this reason, the consolidated financial statements, auditors' reports and related financial information for the affected periods contained in those reports should no longer be relied upon.

3

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Stage Stores, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par values)
(unaudited)

	July 31, 2004	January 31, 2004
	*
ASSETS
Cash and cash equivalents	$17,367	$14,733
Accounts receivable	-	35,112
Merchandise inventories, net	286,988	259,687
Current deferred tax assets	24,897	27,701
Prepaid expenses and other current assets	19,840	26,071
Total current assets	349,092	363,304

Property, equipment and leasehold improvements, net	198,710	200,802
Goodwill	80,054	80,054
Intangible asset	14,910	14,910
Other long-term assets	10,962	10,021
Total assets	$653,728	$669,091

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$70,766	$75,685
Income taxes payable	8,989	2,598
Current portion of debt obligations	176	400
Accrued expenses and other current liabilities	55,958	54,083
Total current liabilities	135,889	132,766

Debt obligations	19,951	12,719
Deferred taxes	11,473	12,442
Other long-term liabilities	41,601	40,826
Total liabilities	208,914	198,753

Commitments and contingencies

Common stock, par value $0.01, 50,000 shares authorized,
20,868 and 20,579 shares issued, respectively	209	206
Additional paid-in capital	382,300	374,645
Less treasury stock - at cost, 2,947 and 1,414 shares, respectively	(90,187)	(33,127)
Retained earnings	152,492	128,614
Stockholders' equity	444,814	470,338
Total liabilities and stockholders' equity	$653,728	$669,091

* As restated, see Note 2.

The accompanying notes are an integral part of this statement.

Stage Stores, Inc.
Condensed Consolidated Statements of Income
(in thousands, except earnings per share)
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
	*	*	*	*
Net sales	$279,872	$207,721	$569,530	$405,708
Cost of sales and related buying,
occupancy and distribution expenses	207,210	149,641	400,404	285,329

Gross profit	72,662	58,080	169,126	120,379

Selling, general and administrative expenses	63,359	43,303	129,672	83,818
Store opening costs	155	433	496	1,083
Interest, net of income of $0 and $27 for the thirteen
weeks and $13 and $65 for the twenty-six weeks,
respectively	581	411	1,057	808
Income before income tax	8,567	13,933	37,901	34,670

Income tax expense	3,170	5,086	14,023	12,655
Net income	$5,397	$8,847	$23,878	$22,015

Basic earnings per share data:

Basic earnings per share	$0.30	$0.47	$1.29	$1.17

Basic weighted average shares outstanding	18,194	18,905	18,559	18,891

Diluted earnings per share data:

Diluted earnings per share	$0.27	$0.44	$1.17	$1.11

Diluted weighted average shares outstanding	20,016	20,048	20,381	19,800

* As restated, see Note 2.

The accompanying notes are an integral part of this statement.

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	July 31, 2004	August 2, 2003
Cash flows from operating activities:	*	*
Net income	$23,878	$22,015
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	17,414	11,158
Amortization of debt issue costs	223	667
Deferred stock compensation	115	-
Provision for bad debts	311	13,943
Deferred income taxes	1,834	2,946
Proceeds from sale of private label credit card portfolio, net	34,764	-
Construction allowance received from landlords	979	2,195
Changes in operating assets and liabilities:
Decrease in accounts receivable and retained interest in receivables sold	3,537	33,303
Increase in merchandise inventories	(27,301)	(11,904)
Decrease in other assets	4,996	230
Increase (decrease) in accounts payable and other liabilities	2,726	(3,623)
Total adjustments	39,598	48,915
Net cash provided by operating activities	63,476	70,930

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(15,251)	(14,873)
Net cash used in investing activities	(15,251)	(14,873)

Cash flows from financing activities:
Proceeds from (payments on):
Revolving credit facility, net	7,790	-
Repurchases of common stock	(57,060)	-
Debt obligations	(782)	(200)
Repurchases of accounts receivable from accounts receivable trust	-	(57,000)
Exercise of stock options proceeds	4,461	740
Net cash used in financing activities	(45,591)	(56,460)
Net increase (decrease) in cash and cash equivalents	2,634	(403)
Cash and cash equivalents:
Beginning of period	14,733	20,886
End of period	$17,367	$20,483
Supplemental disclosures:
Interest paid	$716	$463
Income taxes paid	$3,176	$3,286

* As restated, see Note 2.

The accompanying notes are an integral part of this statement.

Stage Stores, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For the Twenty-Six Weeks Ended July 31, 2004
(in thousands)
(unaudited)

	Common		Additional	Treasury
	Stock		Paid-in	Stock		Retained
	Shares	Amount	Capital	Shares	Amount	Earnings	Total

Balance, January 31, 2004	20,579	$206	$374,645	(1,414)	$(33,127)	$128,614	$470,338

Net income	-	-	-	-	-	23,878	23,878
Repurchases of common stock -		-	-	(1,533)	(57,060)	-	(57,060)
Deferred compensation	-	-	115	-	-	-	115
Stock options exercised,
including tax benefit	289	3	7,540	-	-	-	7,543
Balance, July 31, 2004 *	20,868	$209	$382,300	(2,947)	$(90,187)	$152,492	$444,814
* As restated, see Note 2.

The accompanying notes are an integral part of this statement.

Stage Stores, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (As Restated, See Note 2)
(Unaudited)

1.             Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements of Stage Stores, Inc. ("Stage Stores" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Those adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto filed with Stage Stores' Annual Report on Form 10-K/A for the year ended January 31, 2004.  References to a particular year are to Stage Stores' fiscal year, which is the 52 or 53 week period ending on the Saturday closest to January 31st of the following calendar year.  For example, a reference to "2003" is a reference to the fiscal year ended January 31, 2004 and a reference to "2004" is a reference to the fiscal year ending January 29, 2005.

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

2.             Restatement of Financial Statements

As previously disclosed in the Company's Current Report on Form 8-K on March 17, 2005, the  Audit Committee of Stage Stores, Inc. (the "Company") concluded to restate the Company's financial statements presented in its previously filed Form 10-K for the years ended January 31, 2004 and February 1, 2003 and the twenty-two weeks ended February 2, 2002 and in its previously filed Form 10-Q's for the first three quarters of the 2004 fiscal year.

The Company determined that certain of its lease accounting practices were not in accordance with accounting principles generally accepted in the United States of America, as expressed by the Office of the Chief Accountant of the Securities and Exchange Commission (the "SEC") on February 7, 2005.  Historically, consistent with common retail industry practice, the Company recorded rent expense on a straight-line basis over the initial non-cancelable lease term, with the term commencing when rent payments began.  Rent payments typically began on the store opening date, which had the effect of excluding the build-out period (or rent holiday period) from the calculation of the rent period.  Additionally, consistent with common retail industry practice, the Company depreciated leasehold improvements over the lesser of the estimated useful life of the leasehold improvements or the term of the lease, including available lease renewal option periods, not to exceed fifteen years.  Lastly, consistent with common retail industry practice, when accounting for landlord/tenant incentives ("construction allowances"), the Company recorded these construction allowances as a reduction in leasehold improvements on its balance sheet and as a reduction in capital expenditures on its statement of cash flows.

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

While infrequent in occurrence, occasionally the Company is responsible for the construction of leased stores and for paying project costs.  Emerging Issues Task Force ("EITF") Issue 97-10, "The Effect of Lessee Involvement in Asset Construction," requires the Company to be considered the owner (for accounting purposes) of this type of project during the construction period.  Such leases are accounted for as finance lease obligations with the amounts received from the landlord being recorded in debt obligations.  Interest expense is recognized at a rate that will amortize the finance lease obligation over the initial term of the lease.  All of the above changes resulted in lower rent expense and higher depreciation and interest expense.  This Form 10-Q/A gives the effect to the Company's revised policies.

The impact of the corrections on the Company's condensed consolidated statements of income is a reduction of net income of $1.0 million, or $0.05 per diluted share, and $0.5 million, or $.03 per diluted share, for the twenty-six weeks ended July 31, 2004 and August 2, 2004, respectively.

The cumulative impact of the corrections on the Company's July 31, 2004 condensed consolidated balance sheet is an increase in property, equipment and leasehold improvements of $9.2 million, an increase in deferred rent of $13.6 million, a decrease in deferred tax liability of $2.2 million, an increase in finance lease obligation of $1.5 million and a decrease in retained earnings of $3.7 million.

The impact of the corrections on the Company's condensed consolidated statements of cash flows for the twenty-six weeks ended July 31, 2004 and August 2, 2003 is to increase "net cash provided by operating activities" by $1.0 million and $2.2 million, respectively, and to decrease "net cash used in investing activities" by $1.0 million and $2.2 million, respectively.

The consolidated financial statements included in this Form 10-Q/A have been restated to reflect the corrections to the Company's accounting policies described above.

The following is a summary of the impact of the restatement on (i) the Company's condensed consolidated balance sheets at July 31, 2004, (ii) the Company's condensed consolidated statements of income for the thirteen and twenty-six weeks ended July 31, 2004 and August 2, 2003 and (iii) the Company's condensed consolidated statement of cash flows for the twenty-six weeks ended July 31, 2004 and August 2, 2003.

July 31, 2004	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Balance Sheet
Property, equipment, and leasehold improvements, net	$189,514	$9,196	$198,710
Total assets	644,532	9,196	653,728
Current portion of debt obligations	150	26	176
Debt obligations	18,490	1,461	19,951
Other long-term liabilities	28,032	13,569	41,601
Deferred taxes	13,628	(2,155)	11,473
Total liabilities	196,013	12,901	208,914
Retained earnings	156,197	(3,705)	152,492
Stockholders' equity	448,519	(3,705)	444,814
Total liabilities and stockholders' equity	$644,532	$9,196	$653,728

	As Previously
Thirteen weeks ended July 31, 2004	Reported	Adjustments	As Restated

Condensed Consolidated Statement of Income
Cost of sales and related buying, occupancy	$206,559	$651	$207,210
and distribution expenses
Gross profit	73,313	(651)	72,662
Store opening costs	27	128	155
Interest expense, net	518	63	581
Income before income tax	9,409	(842)	8,567
Income tax expense	3,481	(311)	3,170
Net income	$5,928	$(531)	$5,397

Basic and diluted earnings per share:
Basic earnings per share	$0.33	$(0.03)	$0.30
Diluted earnings per share	$0.30	$(0.03)	$0.27

	As Previously
Thirteen weeks ended August 2, 2003	Reported	Adjustments	As Restated

Condensed Consolidated Statement of Income
Cost of sales and related buying, occupancy	$149,397	$244	$149,641
and distribution expenses
Gross profit	58,324	(244)	58,080
Store opening costs	247	186	433
Income before income tax	14,363	(430)	13,933
Income tax expense	5,243	(157)	5,086
Net income	$9,120	$(273)	$8,847

Basic and diluted earnings per share:
Basic earnings per share	$0.48	$(0.01)	$0.47
Diluted earnings per share	$0.45	$(0.01)	$0.44

	As Previously
Twenty-six weeks ended July 31, 2004	Reported	Adjustments	As Restated

Condensed Consolidated Statement of Income
Cost of sales and related buying, occupancy	$399,147	$1,257	$400,404
and distribution expenses
Gross profit	170,383	(1,257)	169,126
Store opening costs	341	155	496
Interest expense, net	931	126	1,057
Income before income tax	39,439	(1,538)	37,901
Income tax expense	14,592	(569)	14,023
Net income	$24,847	$(969)	$23,878

Basic and diluted earnings per share:
Basic earnings per share	$1.34	$(0.05)	$1.29
Diluted earnings per share	$1.22	$(0.05)	$1.17

	As Previously
Twenty-six weeks ended August 2, 2003	Reported	Adjustments	As Restated

Condensed Consolidated Statement of Income
Cost of sales and related buying, occupancy	$284,883	$446	$285,329
and distribution expenses
Gross profit	120,825	(446)	120,379
Store opening costs	756	327	1,083
Income before income tax	35,443	(773)	34,670
Income tax expense	12,937	(282)	12,655
Net income	$22,506	$(491)	$22,015

Basic and diluted earnings per share:
Basic earnings per share	$1.19	$(0.02)	$1.17
Diluted earnings per share	$1.14	$(0.03)	$1.11

	As Previously
Twenty-six weeks ended July 31, 2004	Reported	Adjustments	As Restated

Consolidated Statement of Cash Flows
Net income	$24,847	$(969)	$23,878
Depreciation and amortization	15,787	1,627	17,414
Deferred income taxes	2,403	(569)	1,834
Construction allowance received from landlords	-	979	979
Increase (decrease) in accounts payable and other liabilities	2,806	(80)	2,726
Net cash provided by operating activities	62,488	979	63,467
Additions to property, equipment, and leasehold improvements	(14,272)	(979)	(15,251)
Net cash used in investing activities	(14,272)	(979)	(15,251)
Capital and finance lease obligations	(773)	(9)	(782)
Net cash used in financing activities	$(45,582)	$(9)	$(45,591)

	As Previously
Twenty-six weeks ended August 2, 2003	Reported	Adjustments	As Restated

Consolidated Statement of Cash Flows
Net income	$22,506	$(491)	$22,015
Depreciation and amortization	10,597	561	11,158
Deferred income taxes	3,228	(282)	2,946
Construction allowance received from landlords	-	2,195	2,195
Increase (decrease) in accounts payable and other liabilities	(3,835)	212	(3,623)
Net cash provided by operating activities	68,735	2,195	70,930
Additions to property, equipment, and leasehold improvements	(12,678)	(2,195)	(14,873)
Net cash used in investing activities	$(12,678)	$(2,195)	$(14,873)

3.             Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method, prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations.  No stock-based employee compensation cost related to stock options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share assuming the Company had applied the fair value recognition provisions as contained in the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", for the grant of stock options (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003

Net income, as reported	$5,397	$8,847	$23,878	$22,015
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(682)	(569)	(1,298)	(1,134)
Pro forma net income	$4,715	$8,278	$22,580	$20,881

Earnings per share:
Basic - as reported	$0.30	$0.47	$1.29	$1.17
Basic - pro forma	0.26	0.44	1.22	1.11

Diluted - as reported	$0.27	$0.44	$1.17	$1.11
Diluted - pro forma	0.24	0.41	1.11	1.05

The following tables provide the significant assumptions used in the determination of the estimated fair value under the Black-Scholes option-pricing model of each option granted through the second quarter of the current and prior year:

	Thirteen Weeks Ended
	July 31, 2004	August 2, 2003
Expected volatility	27.8-36.0%	40.5-41.5%
Risk free rate	1.94-3.55%	2.03-2.36%
Expected life of options (in years)	3.0-4.0	3.0
Expected dividend yield	0%	0%

4.             Deferred Compensation

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

5.             Sale of Peebles' Private Label Credit Card Portfolio

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

6.             Debt Obligations

Debt obligations consist of the following (in thousands):

	July 31,	January 31,
	2004	2004
Revolving credit facility	$18,490	$10,700
Capital and finance lease obligations	1,637	2,419
	20,127	13,119
Less: Current portion of debt obligations	176	400
Debt obligations	$19,951	$12,719

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

                While infrequent in occurrence, occasionally the Company is responsible for the construction of leased stores and for paying project costs.  EITF Issue 97-10 requires the Company to be considered the owner (for accounting purposes) of this type of project during the construction period.  Such leases are accounted for as finance lease obligations  with the amounts received from the landlord being recorded in debt obligations.  Interest expense is recognized at a rate that will amortize the finance lease obligation over the initial term of the lease.  As a result, the Company has recorded approximately $1.5 million as a finance lease obligation with an interest rate of 16.9% on its Consolidated Balance Sheet related to this type of project as of July 31, 2004.

7.             Income Taxes

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

8.             Earnings per Share

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

	Thirteen weeks ended		Twenty-Six weeks ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Number of options outstanding	194,700	40,000	194,700	67,500

9.             Stock Repurchase Program

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

10.          Retirement Plans

The Company sponsors two defined benefit plans.  One was frozen effective June 30, 1998, and the other was closed to new participants at February 1, 1998 (the "Retirement Plans"). Information regarding the Retirement Plans is as follows (in thousands):

Components of Net Periodic Pension Costs

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Service cost	14	-	28	-
Interest cost	557	535	1,114	1,070
Expected return on plan assets	(550)	(451)	(1,100)	(902)
Net loss amortization	-	2	-	4
Net periodic pension cost	21	86	42	172

Employer Contribution

The Company expects to contribute approximately $2.0 million to its Retirement Plans in 2004. As of July 31, 2004, $1.4 million of contributions have been made, of which $0.8 million was contributed during the second quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - RESTATED

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

Certain statements in this Form 10-Q/A contain or may contain forward‑looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward‑looking statements.  These forward‑looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause actual results to differ materially from those in the forward‑looking statements.  These factors include, but are not limited to, the ability of the Company and its subsidiaries to maintain normal trade terms with vendors, the ability of the Company and its subsidiaries to comply with the various covenant requirements contained in the Company's Revolving Credit Facility (as defined below), the demand for apparel and other factors. The demand for apparel and sales volume can be affected by an economic downturn, a decline in consumer confidence, unusual weather patterns, an increase in the level of competition in the Company's market areas, competitors' marketing strategies, changes in fashion trends, changes in the average cost of merchandise purchased for resale, availability of product on normal payment terms and the failure to achieve the expected results of the Company's merchandising and marketing plans as well as its store opening plans.  The occurrence of any of the above could have a material and adverse impact on the Company's operating results.  Most of these factors are difficult to predict accurately and are generally beyond the Company's control.  Readers should consider the areas of risk described in the Company's Annual Report on Form 10-K/A for the year ended January 31, 2004 (the "Form 10-K/A").  Readers should carefully review the Form 10-K/A in its entirety including, but not limited to, the Company's financial statements and the notes thereto and the risks described under "Risk Factors" in Item 1 of the Form 10-K/A.  Except for the Company's ongoing obligations to disclose material information under the federal securities laws, the Company undertakes no obligation to release publicly any revisions to any forward‑looking statements, to report events or to report the occurrence of unanticipated events.  For any forward‑looking statements contained in any document, the Company claims the protection of the safe harbor provisions for forward‑looking statements as contained in the Private Securities Litigation Reform Act of 1995.

Restatement

As previously disclosed in the Company's Current Report on Form 8-K on March 17, 2005, the  Audit Committee of Stage Stores, Inc. (the "Company") concluded to restate the Company's financial statements presented in its previously filed Form 10-K for the years ended January 31, 2004 and February 1, 2003 and the twenty-two weeks ended February 2, 2002 and in its previously filed Form 10-Q's for the first three quarters of the 2004 fiscal year.

The Company determined that certain of its lease accounting practices were not in accordance with accounting principles generally accepted in the United States of America, as expressed by the Office of the Chief Accountant of the Securities and Exchange Commission (the "SEC") on February 7, 2005.  Historically, consistent with common retail industry practice, the Company recorded rent expense on a straight-line basis over the initial non-cancelable lease term, with the term commencing when rent payments began.  Rent payments typically began on the store opening date, which had the effect of excluding the build-out period (or rent holiday period) from the calculation of the rent period.  Additionally, consistent with common retail industry practice, the Company depreciated leasehold improvements over the lesser of the estimated useful life of the leasehold improvements or the term of the lease, including available lease renewal option periods, not to exceed fifteen years.  Lastly, consistent with common retail industry practice, when accounting for landlord/tenant incentives ("construction allowances"), the Company recorded these construction allowances as a reduction in leasehold improvements on its balance sheet and as a reduction in capital expenditures on its statement of cash flows.

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

While infrequent in occurrence, occasionally the Company is responsible for the construction of leased stores and for paying project costs.  Emerging Issues Task Force ("EITF") Issue 97-10, "The Effect of Lessee Involvement in Asset Construction," requires the Company to be considered the owner (for accounting purposes) of this type of project during the construction period.  Such leases are accounted for as finance lease obligations with the amounts received from the landlord being recorded in debt obligations.  Interest expense is recognized at a rate that will amortize the finance lease obligation over the initial term of the lease.  All of the above changes resulted in lower rent expense and higher depreciation and interest expense.  This Form 10-Q/A gives the effect to the Company's revised policies.

The impact of the corrections on the Company's condensed consolidated statements of income is a reduction of net income of $1.0 million, or $0.05 per diluted share, and $0.5 million, or $.03 per diluted share, for the twenty-six weeks ended July 31, 2004 and August 2, 2004, respectively.

The cumulative impact of the corrections on the Company's July 31, 2004 condensed consolidated balance sheet is an increase in property, equipment and leasehold improvements of $9.2 million, an increase in deferred rent of $13.6 million, a decrease in deferred tax liability of $2.2 million, an increase in finance lease obligation of $1.5 million and a decrease in retained earnings of $3.7 million.

The impact of the corrections on the Company's condensed consolidated statements of cash flows for the twenty-six weeks ended July 31, 2004 and August 2, 2003 is to increase "net cash provided by operating activities" by $1.0 million and $2.2 million, respectively, and to decrease "net cash used in investing activities" by $1.0 million and $2.2 million, respectively.

The consolidated financial statements included in this Form 10-Q/A have been restated to reflect the corrections to the Company's accounting policies described above.

Management's Discussion and Analysis of Financial Condition and Results of Operations has been revised for the effects of the restatement.  See Note 2 to the condensed consolidated financial statements.

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

The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements as included in the Form 10-K/A.

Results of Operations

                The following table sets forth the results of operations as a percentage of sales for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and related buying,
occupancy and distribution expenses	74.1	72.0	70.3	70.3
Gross profit margin	25.9	28.0	29.7	29.7
Selling, general and administrative expenses	22.6	20.8	22.8	20.7
Store opening costs	0.1	0.2	0.1	0.3
Interest, net	0.2	0.2	0.2	0.2
Income before income tax *	3.1	6.7	6.6	8.5
Income tax expense	1.1	2.4	2.5	3.1
Net income *	1.9%	4.3%	4.2%	5.4%
* Total may not foot due to rounding

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

Gross profit increased 25.0% to $72.6 million for the current year second quarter from $58.1 million for the prior year second quarter.  Gross profit, as a percent of sales, decreased to 25.9% for the current year second quarter from 28.0% for the prior year second quarter.  The following is a summary of the changes between the current year second quarter and the prior year second quarter in the components of cost of sales, expressed as a percent of sales:

Increase
(decrease)
Quarter 2
Cost Component	2004
Merchandise cost of sales	1.7%
Shrink expense	(0.4)
Buying, occupancy and distribution expenses	0.7
Total cost of sales, and related buying, occupancy
and distribution expenses	2.0%

Gross profit during the current year second quarter was negatively impacted by the Company's increased level of markdowns to stimulate sales and a higher mix of clearance sales, which resulted in lower maintained merchandise margins, as well as higher aggregate buying, occupancy and distribution expenses, which are included in cost of sales.  These negative variances were offset somewhat by lower shrink expense.  The increase in buying, occupancy, and distribution expenses was principally driven by higher store occupancy costs associated with higher rent and incremental depreciation expense, associated with the inclusion of the Peebles stores in 2004 and the 14 net new stores that have been added since the end of the prior year second quarter.  Approximately one half of the 0.7% rate increase in buying, occupancy and distribution components of cost of goods is reflective of the $8.0 million loss in sales versus the prior year second quarter due to the calendar shift in the Texas sales tax holiday weekend, thus creating a loss of leverage of these fixed costs.

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

Store opening costs in the current year second quarter were $0.2 million as compared to $0.4 million in the prior year second quarter where the Company opened four new stores.

Net interest expense was $0.5 million in the current year second quarter as compared to $0.4 million in the prior year second quarter.  The Company's primary source of funding is its Revolving Credit Facility, as discussed in "Liquidity and Capital Resources".

The Company's effective tax rate in 2004 is estimated to be 37%, resulting in income tax expense of $3.2 million in the current year second quarter, as compared to income tax expense of $5.1 million in the prior year second quarter, during which its effective tax rate was 36.5%.

As a result of the foregoing, the Company had net income of $5.4 million for the current year second quarter as compared to net income of $8.8 million for the prior year second quarter, a decrease of 38.6%.

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

Gross profit increased 40.4% to $169.0 million for the current year from $120.4 million for the prior year.  Gross profit, as a percent of sales, remained at 29.7% for the current year, consistent with the prior year.  The following is a summary of the changes between the current year and the prior year in the components of cost of sales, expressed as a percent of sales:

Increase
(decrease)
Cost Component	YTD 2004
Merchandise cost of sales	(0.3)%
Shrink expense	(0.3)
Buying, occupancy and distribution expenses	0.6
Total cost of sales, and related buying, occupancy
and distribution expense	0.0%

Gross profit in the current year benefited from lower inventory shrink expense, higher maintained merchandise margins associated with improved consumer demand for products in the first quarter offset by the increased level of markdowns in the second quarter and higher aggregate buying, occupancy, and distribution expenses, which are included in cost of sales.  The increase in buying, occupancy and distribution expenses was primarily attributable to higher occupancy costs associated with higher rent, taxes, and common area charges and incremental depreciation expense associated with the inclusion of the Peebles stores in 2004 and the 14 net new stores that have been added since the end of the prior year second quarter.

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

Store opening costs in the current year of $0.5 million relate to the 6 new stores opened during the current year as compared to $1.1 million incurred in the prior year related to the 12 new stores opened. The Company has opened stores in smaller markets during the current year and as a result these stores have had lower average store opening costs.

Net interest expense for the current year increased to $0.9 million from $0.8 million in the prior year.  The Company's primary source of funding is its Revolving Credit Facility, as discussed in "Liquidity and Capital Resources".

The Company's effective tax rate in 2004 is estimated to be 37%, resulting in income tax expense of $14.0 million in the current year, as compared to income tax expense of $12.7 million in the prior year, during which its effective tax rate was 36.5%.

As a result of the foregoing, the Company had net income of $23.9 million for the current year as compared to net income of $22.0 million for the prior year, an increase of 8.6%.

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

The Company generated $63.5 million in cash provided from operating activities in the current year.  In addition to the $34.8 million of proceeds that it received from the sale of Peebles' private label credit card portfolio, net income, adjusted for non-cash expenses such as depreciation, deferred tax, provision for bad debts, amortization of debt issue costs and deferred stock compensation provided cash of approximately $43.8 million.  Other operating cash flow changes used net cash of approximately $15.1 million which was primarily attributed to a $27.3 million increase in merchandise inventories due to seasonal build of inventories as well as the calendar shift in the Texas sales tax holiday weekend.

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

Capital expenditures are generally for new store openings, remodeling of existing stores and facilities, customary store maintenance and operating and information system enhancements and upgrades.  Capital expenditures were $15.3 million in the current year as compared to $14.9 million in the prior year.  Management currently estimates that capital expenditures will be approximately $40.0 to $45.0 million during 2004, principally for the opening of 22 new stores, remodels and upgrades of existing stores and enhancements in the Company's infrastructure in support of business strategies to improve merchandise planning and forecasting, logistics support and store operations.

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

The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures in connection with the original filing on Form 10-Q.  Based on this evaluation, they concluded that the Company's disclosure controls and procedures were effective as of July 31, 2004.

Subsequent to this evaluation, management determined that the Company's system of internal control over financial reporting was not effective as of January 29, 2005 as it related to the Company's lease accounting practices.  In performing its evaluation, management reviewed the Company's lease accounting practices in light of the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission on February 7, 2005.  As a result of this review, management concluded that the Company's controls over the selection and monitoring of appropriate assumptions and factors affecting lease accounting practices were insufficient.  Management determined that the Company's rent, depreciation, and interest expense, property and equipment, finance lease obligations, deferred rent credits and deferred income taxes in prior periods had been misstated.  On March 17, 2005, the Audit Committee of the Company's Board of Directors concluded that it was appropriate to restate the Company's financial statements for the years ended January 31, 2004 and February 1, 2003 and the twenty-two weeks ended February 2, 2002 and the first three quarters of the 2004 fiscal year, to reflect the correction of these errors in the Company's lease accounting.  Management evaluated the impact of this restatement on the Company's assessment of internal control over financial reporting and concluded that the control deficiency related to lease accounting practices that resulted in incorrect lease accounting represented a material weakness as of January 29, 2005.  No other material weaknesses were identified as a result of management's assessment.

In connection with the restatement and the filing of this Form 10-Q/A, the Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report.  Based on that re-evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of July 31, 2004 as they related to the Company's lease accounting practices.  Subsequently, the Company has remediated the material weakness in internal control over financial reporting for lease accounting practices by implementing additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting lease accounting practices.

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

10

Employment Agreement between Cynthia Murray and Stage Stores, Inc. dated August 2, 2004  (incorporated by reference to Exhibit 10 of Stage Stores' Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed August 27, 2004).

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

STAGE STORES, INC.

April 27, 2005 (Date)	/s/ James R. Scarborough James R. Scarborough Chief Executive Officer and President

April 27, 2005 (Date)	/s/ Michael E. McCreery Michael E. McCreery Executive Vice President, Chief Financial Officer and Corporate Secretary