Form 10-Q/A
period 2004-10-30
STAGE STORES INC
filed 2005-04-27
CIK 6885

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C.  20549

Form 10-Q/A

(Amendment No. 1)

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

This Amendment No. 1 on Form 10-Q/A ("Form 10-Q/A") to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004, initially filed with the SEC on December 8, 2004 (the "Original Filing"), is being filed to reflect restatements of the Company's consolidated balance sheets at October 30, 2004 and January 31, 2004, and the related consolidated statements of income, stockholders' equity and cash flows for the quarters ended October 30, 2004 and November 1, 2003 and the notes related thereto.  For a more detailed description of these restatements, see Note 2, "Restatement of Financial Statements," to the accompanying consolidated financial statements and the section entitled "Restatement" in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q/A.

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

Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, the Company has not updated the disclosures contained herein to reflect subsequent events that occurred at a later date.  Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in the Company's amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended May 1, 2004 and July 31, 2004, which will be filed subsequent to the filing of this Form 10-Q/A and any reports filed with the SEC subsequent to the date of this filing.

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

TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

4

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Stage Stores, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par values)
(unaudited)

	October 30, 2004	January 31, 2004
	*
ASSETS
Cash and cash equivalents	$14,865	$14,733
Accounts receivable	-	35,112
Merchandise inventories, net	359,250	259,687
Current deferred tax assets	23,218	27,701
Prepaid expenses and other current assets	19,516	26,071
Total current assets	416,849	363,304

Property, equipment and leasehold improvements, net	206,428	200,802
Goodwill	80,054	80,054
Intangible asset	14,910	14,910
Other long-term assets	11,469	10,021
Total assets	$729,710	$669,091

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$111,443	$75,685
Income taxes payable	5,875	2,598
Current portion of debt obligations	171	400
Accrued expenses and other current liabilities	57,502	54,083
Total current liabilities	174,991	132,766

Debt obligations	47,976	12,719
Deferred taxes	11,733	12,442
Other long-term liabilities	43,028	40,826
Total liabilities	277,728	198,753

Commitments and contingencies

Common stock, par value $0.01, 50,000 shares authorized,
20,995 and 20,579 shares issued, respectively	210	206
Additional paid-in capital	385,208	374,645
Less treasury stock - at cost, 3,083 and 1,414 shares, respectively	(94,828)	(33,127)
Retained earnings	161,392	128,614
Stockholders' equity	451,982	470,338
Total liabilities and stockholders' equity	$729,710	$669,091

* As restated, see Note 2.

The accompanying notes are an integral part of these statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Income
(in thousands, except earnings per share)
(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
	*	*	*	*
Net sales	$ 285,296	$ 197,949	$ 854,826	$ 603,657
Cost of sales and related buying,
occupancy and distribution expenses	201,170	143,009	601,574	428,338

Gross profit	84,126	54,940	253,252	175,319

Selling, general and administrative expenses	68,160	45,376	197,832	129,194
Store opening costs	1,065	1,352	1,561	2,435
Interest, net of income of $0 and $229 for the thirteen
weeks and $13 and $294 for the thirty-nine weeks,
respectively	774	928	1,831	1,736
Gain on sale of proprietary credit card portfolio, net	-	(12,218)	-	(12,218)
Income before income tax	14,127	19,502	52,028	54,172

Income tax expense	5,227	7,118	19,250	19,773
Net income	$ 8,900	$ 12,384	$ 32,778	$ 34,399

Basic earnings per share data:

Basic earnings per share	$ 0.50	$ 0.65	$ 1.79	$ 1.82

Basic weighted average shares outstanding	17,863	19,007	18,327	18,930

Diluted earnings per share data:

Diluted earnings per share	$ 0.46	$ 0.60	$ 1.64	$ 1.72

Diluted weighted average shares outstanding	19,487	20,489	20,045	20,036

* As restated, see Note 2.

The accompanying notes are an integral part of these statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended
	October 30, 2004	November 1, 2003
Cash flows from operating activities:	*	*
Net income	$ 32,778	$ 34,399
Adjustments to reconcile net income to net cash
provided by operating activities:
Gain on sale of private label credit card portfolio, net	-	(12,218)
Depreciation and amortization	26,724	17,423
Amortization of debt issue costs	335	1,615
Deferred stock compensation	173	-
Provision for bad debts	311	15,938
Deferred income taxes	3,773	5,905
Proceeds from sale of private label credit card portfolio, net	34,764	158,200
Construction allowance received from landlords	2,058	8,583
Changes in operating assets and liabilities:
Decrease in accounts receivable and retained interest in receivables sold	2,880	42,090
Increase in merchandise inventories	(99,563)	(68,563)
Decrease (increase) in other assets	5,323	(3,955)
Increase in accounts payable and other liabilities	43,101	42,766
Total adjustments	19,879	207,784
Net cash provided by operating activities	52,657	242,183

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(32,260)	(30,148)
Proceeds from sale of fixtures and equipment	16	500
Net cash used in investing activities	(32,244)	(29,648)

Cash flows from financing activities:
Proceeds from (payments on):
Revolving credit facility, net	34,210	-
Repurchases of accounts receivable from accounts receivable trust	-	(64,000)
Finance lease obligations	1,650	-
Debt obligations	(832)	(200)
Repurchase of common stock	(61,701)	-
Exercise of stock options proceeds	6,392	3,500
Additions to debt issue cost	-	(1,731)
Net cash used in financing activities	(20,281)	(62,431)
Net increase in cash and cash equivalents	132	150,104
Cash and cash equivalents:
Beginning of period	14,733	20,886
End of period	$ 14,865	$ 170,990
Supplemental disclosures:
Interest paid	$ 1,319	$ 733
Income taxes paid	$ 8,189	$ 9,056

* As restated, see Note 2.

The accompanying notes are an integral part of these statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For the Thirty-Nine Weeks Ended October 30, 2004
(in thousands)
(unaudited)

	Common		Additional	Treasury
	Stock		Paid-in	Stock		Retained
	Shares	Amount	Capital	Shares	Amount	Earnings	Total

Balance, January 31, 2004	20,579	$ 206	$ 374,645	(1,414)	$ (33,127)	$ 128,614	$ 470,338

Net income	-	-	-	-	-	32,778	32,778
Repurchases of common stock	-	-	-	(1,669)	(61,701)	-	(61,701)
Deferred stock compensation	-	-	173	-	-	-	173
Stock options exercised,
including tax benefit	416	4	10,390	-	-	-	10,394

Balance, October 30, 2004 *	20,995	$ 210	$ 385,208	(3,083)	$ (94,828)	$ 161,392	$ 451,982

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

2.             Restatement of Financial Statements

As previously disclosed in the Company's Current Report on Form 8-K on March 17, 2005, the  Audit Committee of the Company concluded to restate the Company's financial statements presented in its previously filed Form 10-K for the years ended January 31, 2004 and February 1, 2003 and the twenty-two weeks ended February 2, 2002 and in its previously filed Form 10-Q's for the first three quarters of the 2004 fiscal year.

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

The impact of the corrections on the Company's condensed consolidated statements of income is a reduction of net income of $1.6 million, or $0.08 per diluted share, and $1.0 million, or $0.05 per diluted share, for the thirty-nine weeks ended October 30, 2004 and November 1, 2003, respectively.

The cumulative impact of the corrections on the Company's October 30, 2004 condensed consolidated balance sheet is an increase in property, equipment and leasehold improvements of $10.3 million, an increase in prepaid expenses and other current assets $0.7 million, an increase in deferred rent of $14.7 million, a decrease in deferred tax liability of $2.5 million, an increase in finance lease obligation of $3.1 million and a decrease in retained earnings of $4.3 million.

The impact of the corrections on the Company's condensed consolidated statements of cash flows for the thirty-nine weeks ended October 30, 2004 and November 1, 2003 is to increase "net cash provided by operating activities" by $1.4 million and $8.6 million, respectively, to decrease "net cash used in investing activities" by $3.1 million and $8.6 million, respectively and to increase "net cash provided by financing activities" by $1.6 million and $0.0 million, respectively.

The consolidated financial statements included in this Form 10-Q/A have been restated to reflect the corrections to the Company's accounting policies described above.

The consolidated financial statements included in this Form 10-Q/A have been restated to reflect the changes to the Company's accounting policies described above.

The following is a summary of the significant effects of the restatement on (i) the Company's condensed consolidated balance sheets at October 30, 2004, (ii) the Company's condensed consolidated statements of income for the thirteen and thirty-nine weeks ended October 30, 2004 and November 1, 2003 and (iii) the Company's condensed consolidated statements of cash flows for the thirty-nine weeks ended October 30, 2004 and November 1, 2003.

October 30, 2004	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Balance Sheet
Property, equipment, and leasehold improvements, net	$ 196,112	$ 10,316	$ 206,428
Prepaid expenses and other current assets	18,859	657	19,516
Total assets	718,737	10,973	729,710
Current portion of debt obligations	105	66	171
Debt obligations	44,910	3,066	47,976
Other long-term liabilities	28,310	14,718	43,028
Deferred taxes	14,265	(2,532)	11,733
Total liabilities	262,410	15,318	277,728
Retained earnings	165,737	(4,345)	161,392
Stockholders' equity	456,327	(4,345)	451,982
Total liabilities and stockholders' equity	$ 718,737	$ 10,973	$ 729,710

Thirteen weeks ended October 30, 2004	As Previously Reported	Adjustments	As Restated

Condensed Consolidated Statement of Income
Cost of sales and related buying, occupancy	$200,690	$480	$201,170
and distribution expenses
Gross profit	84,606	(480)	84,126
Store opening costs	591	474	1,065
Interest expense, net	711	63	774
Income before income tax	15,144	(1,017)	14,127
Income tax expense	5,604	(377)	5,227
Net income	$9,540	$(640)	$8,900

Basic and diluted earnings per share:
Basic earnings per share	$0.53	$(0.03)	$0.50
Diluted earnings per share	$0.49	$(0.03)	$0.46

Thirteen weeks ended November 1, 2003	As Previously Reported	Adjustments	As Restated

Condensed Consolidated Statement of Income
Cost of sales and related buying, occupancy	$142,719	$290	$143,009
and distribution expenses
Gross profit	55,230	(290)	54,940
Store opening costs	818	534	1,352
Income before income tax	20,326	(824)	19,502
Income tax expense	7,419	(301)	7,118
Net income	$12,907	$(523)	$12,384

Basic and diluted earnings per share:
Basic earnings per share	$0.68	$(0.03)	$0.65
Diluted earnings per share	$0.63	$(0.03)	$0.60

Thirty-nine weeks ended October 30, 2004	As Previously Reported	Adjustments	As Restated

Condensed Consolidated Statement of Income
Cost of sales and related buying, occupancy	$599,837	$1,737	$601,574
and distribution expenses
Gross profit	254,989	(1,737)	253,252
Store opening costs	932	629	1,561
Interest expense, net	1,642	189	1,831
Income before income tax	54,583	(2,555)	52,028
Income tax expense	20,196	(946)	19,250
Net income	$34,387	$(1,609)	$32,778

Basic and diluted earnings per share:
Basic earnings per share	$1.88	$(0.09)	$1.79
Diluted earnings per share	$1.72	$(0.08)	$1.64

Thirty-nine weeks ended November 1, 2003	As Previously Reported	Adjustments	As Restated

Condensed Consolidated Statement of Income
Cost of sales and related buying, occupancy	$427,602	$736	$428,338
and distribution expenses
Gross profit	176,055	(736)	175,319
Store opening costs	1,574	861	2,435
Income before income tax	55,769	(1,597)	54,172
Income tax expense	20,356	(583)	19,773
Net income	$35,413	$(1,014)	$34,399

Basic and diluted earnings per share:
Basic earnings per share	$1.87	$(0.05)	$1.82
Diluted earnings per share	$1.77	$(0.05)	$1.72

Thirty-nine weeks ended October 30, 2004	As Previously Reported	Adjustments	As Restated

Consolidated Statement of Cash Flows
Net income	$34,387	$(1,609)	$32,778
Depreciation and amortization	24,145	2,579	26,724
Deferred income taxes	4,719	(946)	3,773
Construction allowance received from landlords	-	2,058	2,058
Increase (decrease) in accounts payable and other liabilities	43,111	(10)	43,101
Net cash provided by operating activities	51,242	1,415	52,657
Additions to property, equipment, and leasehold improvements	(29,209)	(3,051)	(32,260)
Net cash used in investing activities	(29,193)	(3,051)	(32,244)
Finance lease obligations	-	1,650	1,650
Debt obligations	(818)	(14)	(832)
Net cash used in financing activities	$(21,917)	$1,636	$(20,281)

Thirty-nine weeks ended November 1, 2003	As Previously Reported	Adjustments	As Restated

Consolidated Statement of Cash Flows
Net income	$35,413	$(1,014)	$34,399
Depreciation and amortization	16,337	1,086	17,423
Deferred income taxes	6,488	(583)	5,905
Construction allowance received from landlords	-	8,583	8,583
Increase (decrease) in accounts payable and other liabilities	42,255	511	42,766
Net cash provided by operating activities	233,600	8,583	242,183
Additions to property, equipment, and leasehold improvements	(21,565)	(8,583)	(30,148)
Net cash used in investing activities	$(21,065)	$(8,583)	$(29,648)

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

                The following table illustrates the effect on net income and earnings per share assuming the Company had applied the fair value recognition provisions as contained in the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", for the grant of stock options (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003

Net income, as reported	$8,900	$12,384	$32,778	$34,399
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(722)	(580)	(2,020)	(1,714)
Pro forma net income	$8,178	$11,804	$30,758	$32,685

Earnings per share:
Basic - as reported	$0.50	$0.65	$1.79	$1.82
Basic - pro forma	0.46	0.62	1.68	1.73

Diluted - as reported	$0.46	$0.60	$1.64	$1.72
Diluted - pro forma	0.42	0.58	1.53	1.63

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

5.             Debt Obligations

                Debt obligations consist of the following (in thousands):

	October 30,	January 31,
	2004	2004
Revolving credit facility	$44,910	$10,700
Capital and finance lease obligations	3,237	2,419
	48,147	13,119
Less: Current portion of debt obligations	171	400
Debt obligations	$47,976	$12,719

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

While infrequent in occurrence, occasionally the Company is responsible for the construction of leased stores and for paying project costs.  EITF Issue 97-10 requires the Company to be considered the owner (for accounting purposes) of this type of project during the construction period.  Such leases are accounted for as finance lease obligations with the amounts received from the landlord being recorded in debt obligations.  Interest expense is recognized at a rate that will amortize the finance lease obligation over the initial term of the lease.  As a result, the Company has recorded approximately $3.2 million as a finance lease obligation for two leases with interest rates ranging from 12.3% to 16.9% on its Consolidated Balance Sheet related to this type of project as of October 30, 2004.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- RESTATED

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

Restatement due to Lease Accounting Matters

As previously disclosed in the Company's Current Report on Form 8-K on March 17, 2005, the Audit Committee of the Company concluded to restate the Company's financial statements presented in its previously filed Form 10-K for the years ended January 31, 2004 and February 1, 2003 and the twenty-two weeks ended February 2, 2002 and in its previously filed Form 10-Q's for the first three quarters of the 2004 fiscal year.

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

The impact of the corrections on the Company's condensed consolidated statements of income is a reduction of net income of $1.6 million, or $0.08 per diluted share, and $1.0 million, or $0.05 per diluted share, for the thirty-nine weeks ended October 30, 2004 and November 1, 2003, respectively.

The cumulative impact of the corrections on the Company's October 30, 2004 condensed consolidated balance sheet is an increase in property, equipment and leasehold improvements of $10.3 million, an increase in prepaid expenses and other current assets $0.7 million, an increase in deferred rent of $14.7 million, a decrease in deferred tax liability of $2.5 million, an increase in finance lease obligation of $3.1 million and a decrease in retained earnings of $4.3 million.

The impact of the corrections on the Company's condensed consolidated statements of cash flows for the thirty-nine weeks ended October 30, 2004 and November 1, 2003 is to increase "net cash provided by operating activities" by $1.4 million and $8.6 million, respectively, to decrease "net cash used in investing activities" by $3.1 million and $8.6 million, respectively and to increase "net cash provided by financing activities" by $1.6 million and $0.0 million, respectively.

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

Results of Operations

                The following table sets forth the results of operations as a percentage of sales for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and related buying,
occupancy and distribution expenses	70.5	72.2	70.4	71.0
Gross profit	29.5	27.8	29.6	29.0
Selling, general and administrative expenses	23.9	22.9	23.1	21.4
Store opening costs	0.4	0.7	0.2	0.4
Interest, net	0.2	0.5	0.2	0.3
Gain on sale of proprietary credit card portfolio, net	-	6.2	-	2.0
Income before income tax *	4.9	9.9	6.1	9.0
Income tax	1.8	3.4	2.3	3.3
Net income *	3.1%	6.3%	3.8%	5.7%
* Total may not foot due to rounding

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

                Gross profit increased 53.2% to $84.1 million for the current year third quarter from $54.9 million for the prior year third quarter.  Gross profit, as a percent of sales, increased to 29.5% for the current year third quarter from 27.8% for the prior year third quarter.  The following is a summary of the changes between the current year third quarter and the prior year third quarter in the components of cost of sales, expressed as a percent of sales:

Increase/(Decrease)
Cost Component	Quarter 3 2004
Merchandise cost of sales	(1.9)%
Shrink expense	(0.4)
Buying, occupancy and distribution expenses	0.6
Total cost of sales, and related buying, occupancy
and distribution expenses	(1.7)%

Gross profit during the current year third quarter was positively impacted by the inclusion of the Peebles stores in the current year third quarter results and lower shrink expense.  The increase in buying, occupancy and distribution expenses was principally driven by higher costs of operations of the Peebles distribution centers as well as higher store occupancy costs associated with higher rent and incremental depreciation expense associated with the inclusion of the Peebles stores in the current year third quarter results, and the 8 net new stores that have been added since the end of the prior year third quarter.

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

Store opening costs during the current year third quarter, which relate to the 7 new stores added during the period as well as the initial expenses associated with the 9 new stores that will be opening in the current year fourth quarter, totaled $1.1 million as compared to $1.4 million for the 13 new stores opened in the prior year third quarter.

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

The Company's effective tax rate in 2004 is estimated to be 37%, resulting in income tax expense of $5.2 million in the current year third quarter, as compared to income tax expense of $7.1 million in the prior year third quarter, during which its effective tax rate was 36.5%.

As a result of the foregoing, the Company had net income of $8.9 million for the current year third quarter as compared to net income of $12.4 million for the prior year third quarter, a decrease of 28.2%.  The Company's prior year third quarter earnings of $12.4 million included an after tax net gain of $7.8 million from the sale of its private label credit card portfolio.

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

Gross profit increased 44.4% to $253.1 million for the current year from $175.3 million for the prior year.  Gross profit, as a percent of sales, increased to 29.6% for the current year from 29.0% for the prior year.  The following is a summary of the changes between the current year and the prior year in the components of cost of sales, expressed as a percent of sales:

Increase/(Decrease)
Cost Component	YTD 2004
Merchandise cost of sales	(0.9)%
Shrink expense	(0.4)
Buying, occupancy and distribution expenses	0.7
Total cost of sales, and related buying, occupancy
and distribution expenses	(0.6)%

Gross profit in the current year has benefited from lower inventory shrink expense and higher maintained merchandise margins.  The combination of improved consumer demand for products in the first quarter and the higher contribution by the Peebles stores in the third quarter, which was partly offset by a higher level of markdowns in the second quarter, resulted in a higher maintained margin for the current year period.  The increase in buying, occupancy and distribution expenses was principally driven by higher costs of operations of the Peebles distribution centers as well as higher rent, taxes, and common area charges and incremental depreciation expense associated with the inclusion of the Peebles stores in the current year results and the 8 net new stores that have been added since the end of the prior year third quarter.

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

Store opening costs in the current year of $1.6 million relate to the 13 new stores opened during the current year as compared to store opening costs in the prior year of $2.4 million incurred in the prior year related to the 25 new stores opened.

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

The Company's effective tax rate in 2004 is estimated to be 37%, resulting in income tax expense of $19.3 million in the current year, as compared to income tax expense of $19.8 million in the prior year, during which its effective tax rate was 36.5%.

As a result of the foregoing, the Company had net income of $32.8 million for the current year as compared to net income of $34.4 million for the prior year, a decrease of 4.6%.

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

The Company generated $52.7 million in cash provided from operating activities in the current year.  In addition to the $34.8 million of proceeds that it received from the sale of Peebles' private label credit card portfolio, net income, adjusted for non-cash expenses such as depreciation, deferred tax, provision for bad debts, amortization of debt issue costs and deferred stock compensation provided cash of approximately $64.1 million.  Other operating cash flow changes used net cash of approximately $46.2 million which includes a $99.6 million increase in merchandise inventories due to seasonal build of inventories.

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

Capital expenditures are generally for new store openings, remodeling of existing stores and facilities, customary store maintenance and operating and information system enhancements and upgrades.  Capital expenditures were $32.3 million in the current year as compared to $30.1 million in the prior year.  Management currently estimates that capital expenditures will be approximately $45.0 million during 2004, principally for the opening of 22 new stores, remodels and relocations of existing stores, information systems technology projects, and general maintenance of the Company's infrastructure.

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

In connection with the restatement and the filing of this Form 10-Q/A, the Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report.  Based on that re-evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of October 30, 2004 as they related to the Company's lease accounting practices.  Subsequently, the Company has remediated the material weakness in internal control over financial reporting for lease accounting practices by implementing additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting lease accounting practices.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

During the thirteen weeks ended October 30, 2004, the Company did not have any material legal proceedings brought against it, its subsidiaries or their properties.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
	Total Number	Average Price	as Part of Publicly	Shares that May
	of	Paid	Announced	Yet Be Purchased
Period	Shares Purchased	Per Share	Plan (1)	Under the Plan (1)

February 1, 2004, to
July 31, 2004	1,533,256	$37.22	1,533,256	$4,180,833

August 1, 2004, to
August 28, 2004	120,000	34.46	120,000	311,452

August 29, 2004, to
October 2, 2004	15,000	33.70	15,000	1,903,371

October 3, 2004, to
October 30, 2004	-	0.00	-	2,392,718

Total	1,668,256	$36.98	1,668,256

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

10

Severance Agreement - Release of All Claims between Vivian McDonald and Stage Stores, Inc. dated August 25, 2004 (incorporated by reference to Exhibit 10 of Stage Stores' Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed December 8, 2004).

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