Form 10-Q/A
period 2004-05-01
STAGE STORES INC
filed 2005-04-28
CIK 6885

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☑  No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☑  No ☐

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

This Amendment No. 1 on Form 10-Q/A ("Form 10-Q/A") to the Company's Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2004, initially filed with the SEC on June 7, 2004 (the "Original Filing"), is being filed to reflect restatements of the Company's consolidated balance sheets at May 1, 2004 and January 31, 2004, and the related consolidated statements of income, stockholders' equity and cash flows for the quarters ended May 1, 2004 and May 3, 2003 and the notes related thereto.  For a more detailed description of these restatements, see Note 2, "Restatement of Financial Statements," to the accompanying consolidated financial statements and the section entitled "Restatement" in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q/A.

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

Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, the Company has not updated the disclosures contained herein to reflect subsequent events that occurred at a later date.  Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in the Company's amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended July 31, 2004 and October 30, 2004 which will be filed subsequent to the filing of this Form 10-Q/A and any reports filed with the SEC subsequent to the date of this filing.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Stage Stores, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par values)
(unaudited)

	May 1, 2004	January 31, 2004
	*
ASSETS
Cash and cash equivalents	$16,536	$14,733
Accounts receivable, net	-	35,112
Merchandise inventories	298,978	259,687
Current deferred taxes	25,734	27,701
Prepaid expenses and other current assets	14,619	26,071
Total current assets	355,867	363,304

Property, equipment and leasehold improvements, net	198,613	200,802
Goodwill	80,054	80,054
Intangible asset	14,910	14,910
Other long-term assets, net	10,576	10,021
Total assets	$660,020	$669,091

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$74,004	$75,685
Income taxes payable	7,277	2,598
Current portion of debt obligations	406	400
Accrued expenses and other current liabilities	55,990	54,083
Total current liabilities	137,677	132,766

Debt obligations	1,772	12,719
Deferred taxes	11,410	12,442
Other long-term liabilities	42,004	40,826
Total liabilities	192,863	198,753

Commitments and contingencies

Common stock, par value $0.01, 50,000 shares authorized,
20,792 and 20,579 shares issued, respectively	208	206
Additional paid-in capital	380,377	374,645
Less treasury stock - at cost, 2,137 and 1,414 shares, respectively	(60,523)	(33,127)
Retained earnings	147,095	128,614
Stockholders' equity	467,157	470,338
Total liabilities and stockholders' equity	$660,020	$669,091

* As restated, see Note 2.

The accompanying notes are an integral part of these statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Income
(in thousands, except earnings per share)
(unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 1, 2004	May 3, 2003
	*	*
Net sales	$289,658	$197,987
Cost of sales and related buying, occupancy
and distribution expenses	193,194	135,688
Gross profit	96,464	62,299

Selling, general and administrative expenses	66,313	40,515
Store opening costs	341	650
Interest, net of income of $13 and $38, respectively	476	397
Income before income tax	29,334	20,737

Income tax expense	10,853	7,569
Net income	$18,481	$13,168

Basic earnings per share data:

Basic earnings per share	$0.98	$0.70

Basic weighted average shares outstanding	18,925	18,877

Diluted earnings per share data:

Diluted earnings per share	$0.89	$0.67

Diluted weighted average shares outstanding	20,779	19,527

* As Restated, See Note 2.

The accompanying notes are an integral part of these statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 1, 2004	May 3, 2003
Cash flows from operating activities:	*	*
Net income	$18,481	$13,168
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	8,528	5,391
Amortization of debt issue costs	111	334
Provision for bad debts	311	6,698
Deferred tax benefit	935	1,471
Proceeds from sale of private label credit card portfolio, net	34,764	-
Construction allowance received from landlords	924	1,454
Changes in operating assets and liabilities:
Decrease in accounts receivable and retained interest in receivables sold	3,537	26,404
Increase in merchandise inventories	(39,291)	(18,011)
Decrease in other assets	10,752	1,248
Increase (decrease) in accounts payable and other liabilities	4,079	(7,473)
Total adjustments	24,650	17,516
Net cash provided by operating activities	43,131	30,684

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(6,305)	(5,696)
Net cash used in investing activities	(6,305)	(5,696)

Cash flows from financing activities:
Repayment of revolving credit facility	(10,700)	-
Repurchases of accounts receivable from accounts receivable trust	-	(24,000)
Repurchases of common stock	(27,396)	-
Debt obligations	(241)	(200)
Exercise of stock options proceeds	3,314	208
Net cash used in financing activities	(35,023)	(23,992)
Net increase in cash and cash equivalents	1,803	996
Cash and cash equivalents:
Beginning of period	14,733	20,886
End of period	$16,536	$21,882
Supplemental disclosures:
Interest paid	$327	$235
Income taxes paid	$2,842	$3,279

* As restated, see Note 2.

The accompanying notes are an integral part of these statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For the Thirteen Weeks Ended May 1, 2004
(in thousands)
(unaudited)

	Common		Additional	Treasury
	Stock		Paid-in	Stock		Retained
	Shares	Amount	Capital	Shares	Amount	Earnings	Total

Balance, January 31, 2004	20,579	$ 206	$ 374,645	(1,414)	$ (33,127)	$ 128,614	$ 470,338

Net income	-	-	-	-	-	18,481	18,481
Repurchases of common stock	-	-	-	(723)	(27,396)	-	(27,396)
Stock options exercised,
including tax benefit	213	2	5,732	-	-	-	5,734

Balance, May 1, 2004 *	20,792	$ 208	$ 380,377	(2,137)	$ (60,523)	$ 147,095	$ 467,157

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

2.             Restatement of Financial Statements

As previously disclosed in the Company's Current Report on Form 8-K on March 17, 2005, the  Audit Committee concluded to restate the Company's financial statements presented in its previously filed Form 10-K for the years ended January 31, 2004 and February 1, 2003 and the twenty-two weeks ended February 2, 2002 and in its previously filed Form 10-Q's for the first three quarters of the 2004 fiscal year.

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

The impact of the corrections on the Company's condensed consolidated statements of income is a reduction of net income of $0.4 million, or $0.02 per diluted share, and $0.2 million, or $0.02 per diluted share, for the thirteen weeks ended May 1, 2004 and May 3, 2003, respectively.

The cumulative impact of the corrections on the Company's May 1, 2004 condensed consolidated balance sheet is an increase in property, equipment and leasehold improvements of $10.0 million, an increase in deferred rent of $13.5 million, a decrease in deferred tax liability of $1.8 million, an increase in finance lease obligation of $1.5 million and a decrease in retained earnings of $3.2 million.

The impact of the corrections on the Company's condensed consolidated statements of cash flows for the thirteen weeks ended May 1, 2004 and May 3, 2003 is to increase "net cash provided by operating activities" by $0.9 million and $1.5 million, respectively, and to decrease "net cash used in investing activities" by $0.9 million and $1.5 million, respectively.

The condensed consolidated financial statements included in this Form 10-Q/A have been restated to reflect the corrections to the Company's accounting policies described above.

The following is a summary of the significant effects of the restatement on (i) the Company's condensed consolidated balance sheets at May 1, 2004, (ii) the Company's condensed consolidated statements of income for the fiscal quarters ended May 1, 2004 and May 3, 2003 and (iii) the Company's condensed consolidated statements of cash flows for the fiscal quarters ended May 1, 2004 and May 3, 2003.

May 1, 2004	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Balance Sheet
Property, equipment, and leasehold improvements, net	$ 188,644	$ 9,969	$ 198,613
Total assets	650,051	9,969	660,020
Current portion of debt obligations	381	25	406
Debt obligations	305	1,467	1,772
Other long-term liabilities	28,509	13,495	42,004
Deferred taxes	13,254	(1,844)	11,410
Total liabilities	179,720	13,143	192,863
Retained earnings	150,269	(3,174)	147,095
Stockholders' equity	470,331	(3,174)	467,157
Total liabilities and stockholders' equity	$ 650,051	$ 9,969	$ 660,020

Thirteen weeks ended May 1, 2004	As Previously Reported	Adjustments	As Restated

Condensed Consolidated Statement of Income
Cost of sales and related buying, occupancy	$ 192,588	$ 606	$ 193,194
and distribution expenses
Gross profit	97,070	(606)	96,464
Store opening costs	314	27	341
Interest expense, net	413	63	476
Income before income tax	30,030	(696)	29,334
Income tax expense	11,111	(258)	10,853
Net income	$ 18,919	$ (438)	$ 18,481

Basic and diluted earnings per share:
Basic earnings per share	$ 1.00	$ (0.02)	$ 0.98
Diluted earnings per share	$ 0.91	$ (0.02)	$ 0.89

Thirteen weeks ended May 3, 2003	As Previously Reported	Adjustments	As Restated

Condensed Consolidated Statement of Income
Cost of sales and related buying, occupancy	$ 135,486	$ 202	$ 135,688
and distribution expenses
Gross profit	62,501	(202)	62,299
Store opening costs	509	141	650
Income before income tax	21,080	(343)	20,737
Income tax expense	7,694	(125)	7,569
Net income	$ 13,386	$ (218)	$ 13,168

Basic and diluted earnings per share:
Basic earnings per share	$ 0.71	$ (0.01)	$ 0.70
Diluted earnings per share	$ 0.69	$ (0.02)	$ 0.67

Thirteen weeks ended May 1, 2004	As Previously Reported	Adjustments	As Restated

Consolidated Statement of Cash Flows
Net income	$ 18,919	$ (438)	$ 18,481
Depreciation and amortization	7,729	799	8,528
Deferred income taxes	1,193	(258)	935
Construction allowance received from landlords	-	924	924
Increase (decrease) in accounts payable and other liabilities	4,178	(99)	4,079
Net cash provided by operating activities	42,203	928	43,131
Additions to property, equipment, and leasehold improvements	(5,381)	(924)	(6,305)
Net cash used in investing activities	(5,381)	(924)	(6,305)
Debt obligations	(237)	(4)	(241)
Net cash used in financing activities	$ (35,019)	$ (4)	$ (35,023)

Thirteen weeks ended May 3, 2003	As Previously Reported	Adjustments	As Restated

Consolidated Statement of Cash Flows
Net income	$ 13,386	$ (218)	$ 13,168
Depreciation and amortization	5,122	269	5,391
Deferred income taxes	1,596	(125)	1,471
Construction allowance received from landlords	-	1,454	1,454
Increase (decrease) in accounts payable and other liabilities	(7,547)	74	(7,473)
Net cash provided by operating activities	29,230	1,454	30,684
Additions to property, equipment, and leasehold improvements	(4,242)	(1,454)	(5,696)
Net cash used in investing activities	$ (4,242)	$ (1,454)	$ (5,696)

3.             Stock-Based Compensation

                The Company accounts for stock-based compensation using the intrinsic value method, prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", for the grant of stock options (in thousands, except per share amounts).

	Thirteen Weeks Ended
	May 1, 2004	May 3, 2003

Net income, as reported	$ 18,481	$ 13,168
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(616)	(565)
Pro forma net income	$ 17,865	$ 12,603

Earnings per share:
Basic - as reported	$ 0.98	$ 0.70
Basic - pro forma	0.94	0.67

Diluted - as reported	$ 0.89	$ 0.67
Diluted - pro forma	0.86	0.65

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

4.             Sale of Peebles' Private Label Credit Card Program

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

5.             Debt Obligations

                Debt obligations consists of the following (in thousands):

	May 1, 2004	January 31, 2004
Revolving Credit Facility	$-	$10,700
Capital and finance lease obligations	2,178	2,419
	2,178	13,119
Less: Current portion of debt obligations	406	400
	$1,772	$12,719

On August 21, 2003, the Company entered into a $175.0 million senior secured revolving credit facility (the "Revolving Credit Facility") that matures on August 21, 2008.  On November 4, 2003, in conjunction with the Acquisition, the Company increased the Revolving Credit Facility commitment from $175.0 million to $250.0 million.  Borrowings under the Revolving Credit Facility are lim\ited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement.  The daily interest rates under the Revolving Credit Facility are determined by a prime rate or Eurodollar rate plus an applicable margin as set forth in the Revolving Credit Facility agreement.  Inventory, accounts receivable, cash and cash equivalents are pledged as collateral under the Revolving Credit Facility.  The Revolving Credit Facility supports the Company's outstanding letters of credit requirements, and is also used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes.  The Company did not have any outstanding borrowings at May 1, 2004.  Excess borrowing availability under the Revolving Credit Facility, net of letters of credit outstanding of $18.9 million, was $170.4 million at May 1, 2004. During the first quarter of 2004, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 3.3% and $2.0 million, respectively.

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

                While infrequent in occurrence, occasionally the Company is responsible for the construction of leased stores and for paying project costs.  EITF Issue 97-10 requires the Company to be considered the owner (for accounting purposes) of this type of project during the construction period.  Such leases are accounted for as finance lease obligations with the amounts received from the landlord being recorded in debt obligations.  Interest expense is recognized at a rate that will amortize the finance lease obligation over the initial term of the lease.  As a result, the Company has recorded approximately $1.5 million as a finance lease obligation with an interest rate of 16.9% on its Consolidated Balance Sheet related to this type of project as of May 1, 2004.

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

8.             Stock Repurchase Program

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

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- RESTATED

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

Certain statements in this Form 10-Q/A contain or may contain forward‑looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward‑looking statements.  These forward‑looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause actual results to differ materially from those in the forward‑looking statements.  These factors include, but are not limited to, the ability of the Company and its subsidiaries to maintain normal trade terms with vendors, the ability of the Company and its subsidiaries to comply with the various covenant requirements contained in the Company's Revolving Credit Facility (as defined below), the demand for apparel and other factors. The demand for apparel and sales volume can be affected by an economic downturn, a decline in consumer confidence, unusual weather patterns, an increase in the level of competition in the Company's market areas, competitors' marketing strategies, changes in fashion trends, changes in the average cost of merchandise purchased for resale, availability of product on normal payment terms and the failure to achieve the expected results of the Company's merchandising and marketing plans as well as its store opening plans.  The occurrence of any of the above could have a material and adverse impact on the Company's operating results.  Most of these factors are difficult to predict accurately and are generally beyond the Company's control.  Readers should consider the areas of risk described in the Company's Form 10-K/A for the year ended January 31, 2004 (the "Form 10-K/A").  Readers should carefully review the Form 10-K/A in its entirety, including but not limited to the Company's financial statements and the notes thereto and the risks described under "Risk Factors" in Item 1 of the Form 10-K/A.  Except for the Company's ongoing obligations to disclose material information under the federal securities laws, the Company undertakes no obligation to release publicly any revisions to any forward‑looking statements, to report events or to report the occurrence of unanticipated events.  For any forward‑looking statements contained in any document, the Company claims the protection of the safe harbor for forward‑looking statements contained in the Private Securities Litigation Reform Act of 1995.

Restatement due to Lease Accounting Matters

                As previously disclosed in the Company's Current Report on Form 8-K on March 17, 2005, the  Audit Committee concluded to restate the Company's financial statements presented in its previously filed Form 10-K for the years ended January 31, 2004 and February 1, 2003 and the twenty-two weeks ended February 2, 2002 and in its previously filed Form 10-Q's for the first three quarters of the 2004 fiscal year.

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

The impact of the corrections on the Company's condensed consolidated statements of income is a reduction of net income of $0.4 million, or $0.02 per diluted share, and $0.2 million, or $0.02 per diluted share, for the thirteen weeks ended May 1, 2004 and May 3, 2003, respectively.

The cumulative impact of the corrections on the Company's May 1, 2004 condensed consolidated balance sheet is an increase in property, equipment and leasehold improvements of $10.0 million, an increase in deferred rent of $13.5 million, a decrease in deferred tax liability of $1.8 million, an increase in finance lease obligation of $1.5 million and a decrease in retained earnings of $3.2 million.

The impact of the corrections on the Company's condensed consolidated statements of cash flows for the thirteen weeks ended May 1, 2004 and May 3, 2003 is to increase "net cash provided by operating activities" by $0.9 million and $1.5 million, respectively, and to decrease "net cash used in investing activities" by $0.9 million and $1.5 million, respectively.

The condensed consolidated financial statements included in this Form 10-Q/A have been restated to reflect the corrections to the Company's accounting policies described above.

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

Results of Operations

                The following table sets forth the results of operations as a percentage of sales for the periods indicated:

	Thirteen Weeks Ended
	May 1, 2004	May 3, 2003
Net sales	100.0%	100.0%
Cost of sales and related buying,
occupancy and distribution expenses	66.7	68.5
Gross profit	33.3	31.5
Selling, general and administrative expenses	22.9	20.5
Store opening costs	0.1	0.3
Interest, net	0.1	0.2
Income before income tax*	10.1	10.5
Income tax expense	3.7	3.8
Net income*	6.4%	6.7%

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

Gross profit increased 54.7% to $96.5 million for the current year first quarter from $62.3 million for the prior year first quarter.  Gross profit, as a percent of sales, was 33.3% in the current year first quarter and 31.5% in the prior year first quarter.  Gross profit in the current year first quarter benefited from higher maintained merchandise margins associated with improved consumer demand for products and lower inventory shrink expense, partially offset by higher aggregate buying, occupancy and distribution expenses, which are included in cost of sales.  The increase in buying, occupancy and distribution expenses was primarily attributable to higher occupancy costs associated with higher rent, taxes and common area charges, and incremental depreciation expense, associated with the 18 net new stores that have been added since the end of prior year first quarter  as well as certain store closure costs.

The following is a summary of the changes between the current year first quarter and the prior year first quarter in the components of cost of sales, expressed as a percent of sales:

Increase
(decrease)
Quarter 1
2004
Merchandise cost of sales	(2.2)%
Shrink expense	(0.3)
Buying, occupancy and distribution expenses	0.7
Total cost of sales and related buying, occupancy
and distribution expenses	(1.8)%

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

                Store opening costs in the current year first quarter of $0.3 million relate to the 6 new stores opened during the current year first quarter as compared to $0.7 million incurred in the prior year first quarter related to the eight new stores opened in the prior year first quarter.

                Net interest expense was $0.5 million and $0.4 million in the first quarter of 2004 and 2003, respectively.  The Company's primary source of funding is its Revolving Credit Facility, as discussed in "Liquidity and Capital Resources".

                The Company's effective tax rate in 2004 is estimated to be 37%, resulting in income tax expense of $10.9 million in the current year first quarter, as compared to income tax expense of $7.6 million in the prior year first quarter, during which its effective tax rate was 36.5%.

As a result of the foregoing, the Company had net income of $18.5 million for the current year first quarter as compared to net income of $13.2 million for the prior year first quarter, an increase of 40.2%.

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

With the acquisition of Peebles, the Company also acquired Peebles' private label credit card portfolio.  On March 5, 2004, the Company sold this private label credit card portfolio to the Bank.  At closing, the Company received consideration of approximately $34.8 million, which approximated the amount of account balances outstanding at the time of closing.  Under the terms of the Amended and Restated Program Agreement, dated March 5, 2004, the Company is obligated to reimburse the Bank up to a total of $3.5 million based on the non-attainment of a defined net portfolio yield performance.

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

The Company generated $43.1 million in cash provided from operating activities in the current year first quarter.  In addition to the $34.8 million proceeds received from the sale of Peebles' private label credit card program, net income, adjusted for non-cash expenses such as depreciation, deferred tax, provision for bad debts and amortization of debt issue costs provided cash of approximately $28.4 million.  Other operating cash flow changes used net cash of approximately $20.9 million which was primarily attributed to a $39.3 million increase in merchandise inventories and is reflective of the seasonal build of inventories.

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

Capital expenditures are generally for new store openings, remodeling of existing stores and facilities, customary store maintenance and operating and information system enhancements and upgrades.  Capital expenditures were $6.3 million in the current year first quarter as compared to $5.7 million in the prior year first quarter.  Management currently estimates that capital expenditures will be approximately $40.0 to $45.0 million during 2004, principally for the opening of 15 to 20 new stores, remodels and upgrades of existing stores, and enhancements in the Company's infrastructure in support of business strategies to improve merchandise planning and forecasting, logistics support, and store operations.

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

In connection with the restatement and the filing of this Form 10-Q/A, the Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report.  Based on that re-evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of May 1, 2004 as they related to the Company's lease accounting practices.  Subsequently, the Company has remediated the material weakness in internal control over financial reporting for lease accounting practices by implementing additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting lease accounting practices.

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

(a)     Exhibits.

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