Form 10-K
period 2005-01-29
STAGE STORES INC
filed 2005-04-28
CIK 6885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒ No ☐

As of July 31, 2004 (the last business day of the registrant's most recently completed second quarter), the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant was $634,522,197 (based upon the closing price of the registrant's common stock as reported by NASDAQ on July 30, 2004).  As of April 6, 2005, there were 18,296,360 shares of the registrant's common stock outstanding.

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

Portions of the definitive proxy statement relating to the registrant's Annual Meeting of Shareholders to be held on June 2, 2005 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

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

References to a particular year are to the Company's fiscal year, which is the 52 or 53 week period ending on the Saturday closest to January 31st of the following calendar year.  For example, a reference to "2003" is a reference to the fiscal year ended January 31, 2004, "2004" is a reference to the fiscal year ended January 29, 2005, and a reference to "2005" is a reference to the fiscal year ending January 28, 2006.  Fiscal years 2002, 2003, 2004 and 2005 consist of 52 weeks.

PART I

ITEM 1.                  BUSINESS

Overview

                Stage Stores is a Houston, Texas-based regional, specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family.  As of January 29, 2005, the Company operated 529 stores located in 29 states. The Company operates under the Stage, Bealls and Palais Royal names throughout the South Central states, and under the Peebles name throughout the Mid-Atlantic, Southeastern and Midwestern states. With an average store size of approximately 18,900 selling square feet, the Company's principal focus is on consumers in small and mid-size markets which the Company believes are under-served and less competitive.  Utilizing a ten mile radius from each store, approximately 58% of the Company's stores are located in small towns and communities with populations below 50,000 people, while an additional 23% of the Company's stores are located in mid-sized communities with populations between 50,000 and 150,000 people. The remaining 19% of the Company's stores are located in metropolitan areas, such as Houston and San Antonio, Texas.  The Company believes that it is able to differentiate itself from the competition in the small and mid-size communities in which it operates by offering consumers access to basic as well as fashionable, brand name merchandise not typically carried by other retailers in the same market area.  In the highly competitive metropolitan markets in which it operates, the Company competes against other national department store chains, which similarly offer moderately priced, brand name and private label merchandise.  As a way of differentiating itself from the competition in these larger metropolitan markets, the Company offers consumers a high level of customer service in convenient locations.

Website Access to Reports

                The Company makes available, free of charge, through its website, among other things, corporate governance documents, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after they have been electronically filed with the Securities and Exchange Commission ("SEC").  They can be obtained by accessing the Company's website at www.stagestoresinc.com, clicking on "Investor Relations", then "SEC filings", then the report to be obtained.  Information contained on the Company's website is not part of this Annual Report on Form 10-K.

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

During 2003, the Company made the strategic decision to sell its private label credit card portfolio.  On September 12, 2003, the Company sold its portfolio of private label credit card accounts, as well as other assets related to its private label credit card program, to World Financial Network National Bank (the "Bank") and ADS Alliance Data Systems, Inc., subsidiaries of Alliance Data Systems Corporation, and realized net proceeds of approximately $172.0 million, which included prepaid marketing funds.  This transaction allowed the Company to eliminate the distractions associated with managing and financing its own credit card operations, while at the same time still being able to build and strengthen the important relationship that it has with its private label credit card customers.

On November 4, 2003, the Company redeployed the proceeds from the sale of its private label credit card portfolio and acquired Peebles Inc. ("Peebles"), a privately held, similarly focused retail company headquartered in South Hill, Virginia (the "Acquisition"), which then operated 136 stores in seventeen Mid-Atlantic, Southeastern and Midwestern states under the Peebles name.  The Acquisition was made pursuant to an Agreement and Plan of Merger dated as of October 7, 2003, and a First Amendment to Agreement and Plan of Merger dated November 3, 2003, with PHC Retail Holding Company, the parent of Peebles.  The purchase price for Peebles was $174.6 million, including acquisition costs and net of cash acquired and debt assumed.  The Acquisition has been accounted for under the purchase method of accounting, and accordingly, the results of operations of Peebles have been included in the Company's consolidated financial statements from the date of acquisition.  In order to maximize the potential of the Acquisition, the Company has maintained what it believes is the highly recognizable Peebles name on the stores.  With the addition of Peebles, the Company believes that it has strengthened its position as one of the leading retailers of branded family apparel in small town America.  The Company further believes that the Acquisition creates new opportunities for unit growth and geographical expansion and improves its competitive position.

Operations

Risk Factors.  See "Risk Factors" below for a description of the risks, which could have a material and adverse effect on the Company's business and financial results.

Stores. As of January 29, 2005, the Company operated 529 stores located in 29 states.  The Company operates under the Stage, Bealls and Palais Royal names throughout the South Central states, and under the Peebles name throughout the Mid-Atlantic, Southeastern and Midwestern states.  Although the Company's stores may be operated under any one of its four names, depending on the geographical market, the Company operates the vast majority of its stores under one concept and one strategy.  Utilizing a ten mile radius from each store, approximately 58% of the Company's stores are located in small towns and communities with populations below 50,000 people, while an additional 23% of the Company's stores are located in mid-sized communities with populations between 50,000 and 150,000 people.  The remaining 19% of the Company's stores are located in metropolitan areas, such as Houston and San Antonio, Texas.

                In targeting small and mid-size markets, the Company has developed a store format, generally ranging in size from 10,000 to 52,000 selling square feet, which is generally smaller than typical department stores yet large enough to offer a well edited, but broad selection of merchandise.  With an average store size of approximately 18,900 selling square feet, approximately 77% of the Company's stores are located in strip shopping centers in which they are typically one of the anchor stores.  In addition, 18% of the Company's stores are located in local or regional shopping malls, while the remaining 5% are located in either free standing or downtown buildings.  The Company attempts to locate its stores by, or in the vicinity of, other tenants that it believes will help attract additional foot traffic to the area, such as grocery stores, drug stores or major discount stores such as Wal-Mart.

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

Expansion Strategy.  During 2004, the Company opened 22 new stores, with eight of the stores opening in Texas and the fourteen remaining stores opening in Louisiana (3), Pennsylvania (2), Arizona (1), Indiana (1), New Jersey (1), West Virginia (1), Vermont (1), Ohio (1), New York (1), New Hampshire (1), and Virginia (1).  During 2005, the Company currently anticipates opening 35 to 40 new stores.  The actual number of stores opened will be dependent upon the availability of suitable locations and current business conditions.  The cornerstone of the Company's growth strategy continues to be to identify locations in small and mid-size markets that meet its demographic, competitive and profitability criteria.  The Company believes that the long-term potential of its smaller markets is positive and wants to be well positioned in these markets with locations that are convenient to its customers.

Relocation and Remodeling.  In addition to opening new stores, the Company has continued to invest in the renovation, relocation and remodeling of its existing store locations to keep them looking fresh and up-to-date.  The Company believes that this enhances its customers' shopping experience and helps maintain and improve its market share in those market areas.  Store remodeling projects can range from updating and improving in-store lighting, fixtures, wall merchandising and signage, to more extensive expansion projects.  During 2004, the Company completed six relocations, two expansions and eighteen remodels of stores and expects to complete sixteen relocations, between two to four expansions and between thirteen and fifteen remodels of stores during fiscal 2005.

Store Operations.  For span-of-control purposes, the Company's stores are divided into distinct regions and districts.  There are currently six regions.  Within these six regions, there are currently a total of 38 districts.  The number of stores that each District Manager oversees depends on their proximity to each other and generally varies from a low of twelve stores to a high of sixteen stores.  Each store is managed by a team consisting of a Manager and a number of Assistant Managers, which is dependent on the size of the store.  The selling floor staff within each store consists of both full-time and part-time associates, with temporary associates added during peak selling seasons.  The Company believes that this structure provides an appropriate level of oversight, management and operational control over its store operations.

Customer Service. A primary corporate objective is to provide exceptional customer service through conveniently located stores staffed with well-trained and motivated sales associates.  In order to ensure consistency of execution, each sales associate is evaluated based on the attainment of specific customer service standards, such as offering prompt and knowledgeable assistance, suggesting complementary items, helping customers open private label credit card accounts and establishing consistent contact with customers to facilitate repeat business.  The Company monitors the quality of its service by utilizing "secret shoppers".  The results of these customer surveys are shared and discussed with the appropriate sales associates so that excellent service can be recognized and, conversely, counseling can be used if improvements are needed.  To further reinforce the Company's focus on customer service, the Company has various programs in place that reward associates on an escalating basis for exceeding goals set by the Company.  The Company further extends its service philosophy through the design of its stores, as discussed above, and by locating the Store Manager on the selling floor to increase accessibility to customers.

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

                Merchandising Strategy.  The Company's merchandising strategy focuses on matching merchandise assortments and offerings with customers' aspirations for fashionable, quality brand name apparel in order to maximize sales and earnings potential.  Further, care is given to avoid duplication and to ensure in-stock position on size and color in all merchandise selections.  The Company offers a well edited selection of moderately priced, branded merchandise within merchandise categories, such as women's, men's and children's apparel, as well as accessories, cosmetics and footwear.  The merchandise selection ranges from basics, including denim, underwear and foundations, to more upscale and fashionable clothing offerings.  Merchandise mix may also vary from store to store to accommodate differing demographic factors.  Approximately 90% of sales consist of nationally recognized brands such as Tommy Hilfiger, Liz Claiborne, Levi Strauss, Calvin Klein, Chaps, Polo Jeanswear, Estee Lauder, Clinique, Elizabeth Arden, Nautica, K Swiss, Nike, Reebok and New Balance.  The top 100 vendors currently account for approximately 54% of annual sales.  No single vendor accounted for more than 5% of the Company's 2004 retail purchases.  The Company's private label portfolio includes twenty-one brands, which are developed and sourced primarily through its membership in Associated Merchandising Corporation and Li-Fung cooperative buying services.  The Company's private label brands offer quality merchandise at excellent value.  The Company's merchandising activities are conducted from its corporate headquarters in Houston, Texas for its Bealls, Palais Royal and Stage locations, and from its South Hill, Virginia office for its Peebles locations.

The following table sets forth the distribution of net sales between the Company's various merchandise categories for the periods indicated:

	Fiscal Year
Department	2004	2003

Men's/Young Men's	18%	19%
Misses Sportswear	17	17
Children's	13	12
Footwear	12	12
Junior Sportswear	10	10
Accessories	7	7
Cosmetics	6	6
Special Sizes	5	4
Dresses	4	4
Intimate	4	4
Home & Gifts	2	3
Outerwear, Swimwear and Other	2	2
	100%	100%

                Marketing Strategy. The Company's primary target customers are women between the ages of 25 and 59 with annual household incomes of over $35,000 who are the decision makers for family clothing purchases.  The Company's broad based marketing strategy is designed to establish brand loyalty, convenience and promotional positioning.  The Company uses a multi-media advertising approach, including newspapers, direct mail, radio and television, to position its stores as the local destination for basic, as well as fashionable, moderately priced brand name merchandise.  In addition, the Company promotes its private label credit card and attempts to create strong customer loyalty through continuous one-on-one communication with its core private label credit card holders.  The Company's best customers (i.e. frequent private label credit card users) are recognized and rewarded through its VIP credit card program, as discussed below, that creates greater customer retention and promotes increased purchasing activity.  To complement its marketing efforts, the Company supports local store involvement in the communities that they serve by encouraging store managers and associates to partner with local organizations and to participate in community activities.

                Private Label Credit Card. The Company considers its private label credit card program to be an important component of its retailing concept because it (i) enhances customer loyalty, (ii) allows the Company to identify and regularly contact its best customers and (iii) creates a comprehensive database that enables the Company to implement detailed, segmented marketing and merchandising strategies for each store.  Frequent credit card users, through the Company's VIP credit card program, enjoy an increasing array of benefits.  The Company's most active charge customers are awarded a bronze, silver or gold VIP card based on their level of annual purchases.  Depending on their level, holders of these cards receive such benefits as discounted or free gift-wrapping, special promotional discounts and invitations to private "VIP Only" sales.  In addition, new holders of the Company's credit card receive a 10% discount the first time they use their new card.  The Company believes that holders of the Company's credit card tend to buy more merchandise from the Company than those customers who do not have a Company credit card.  To encourage associates to focus on getting customers to open new Company credit card accounts, the Company provides increasing incentive award payments based on the number of new private label credit card accounts activated.  The penetration rate for the Company's private label credit card was approximately 35% and 39% of net sales in 2004 and 2003, respectively.

                Merchandise Distribution.  The Company currently distributes all merchandise to its stores through its three distribution centers, which are located in Jacksonville, Texas, South Hill, Virginia and Knoxville, Tennessee.  The Company's Jacksonville distribution center has 435,000 square feet of processing area and services the Company's Bealls, Palais Royal, and Stage stores.  The Company's South Hill and Knoxville distribution centers, which have 162,240 and 103,450 of square feet of processing area, respectively, serve the Company's Peebles stores.

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

                The Company utilizes a third party contract carrier to deliver merchandise from its Jacksonville facility, while the Company currently delivers merchandise from its Knoxville and South Hill facilities via its own fleet of trucks.  The Company will begin utilizing a third party contract carrier to deliver merchandise from the Knoxville and South Hill facilities in the second quarter of 2005, at which time the Company will discontinue its own fleet operation.

                The Company has made the decision to close and consolidate the operations of the leased Knoxville distribution center into the South Hill distribution center in early 2006.  During 2005, the Company plans to invest in new sortation equipment and a new warehouse management system in the South Hill facility to improve its efficiency and productivity.  The sortation systems and software to be installed are the same as those currently used in the Jacksonville distribution center.  In connection with this consolidation, the Company will also be converting the Peebles merchandise management systems from the current "legacy" system to the Retek merchandise management system used in Houston.  This project will also be completed in early 2006.  Having the same supply chain support systems and merchandising system in place positions the Jacksonville distribution center to eventually service the western Peebles stores, thus providing further capacity for the South Hill distribution center to support new store growth in eastern markets.  The Company expects to spend between $10 million and $11 million on these projects in 2005, with the expected benefits being lower overall distribution costs, improved efficiencies in inventory management practices and increased sales beginning in 2006.

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

As noted in "Merchandise Distribution" above, the Company presently plans to replace the current "legacy" Peebles merchandise management system being used in South Hill with the Retek merchandise management system used in Houston.  The Company is also investing in a new system for merchandise planning and expects to complete implementation in the first quarter of 2006.  The new system is expected to improve the Company's ability to optimize product assortments on a store-by-store basis.

                Employees. At January 29, 2005, the Company employed a total of 12,964 employees at all of its locations, of which 1,541 were salaried and 11,423 were hourly.  The Company's two administrative offices employed 518 salaried and 196 hourly employees.  In its distribution centers, the Company employed 34 salaried and 535 hourly employees.  In its stores, the Company employed 989 salaried and 10,692 hourly employees.  Those totals will vary during the year as the Company traditionally hires additional employees, and increases the hours of part-time employees during peak seasonal selling periods.  There are no collective bargaining agreements in effect with respect to any of the Company's employees.  The Company believes that its relationship with its employees is good.

                Seasonality.  The Company's business is seasonal and sales traditionally are lower during the first three quarters of the fiscal year (February through October) and higher during the last quarter of the fiscal year (November through January).  The fourth quarter usually accounts for slightly more than 30% of the Company's annual sales, with the other quarters accounting for approximately 22% to 24% each.  Working capital requirements fluctuate during the year as well and generally reach their highest levels during the third and fourth quarters.

                Trademarks.  The Company regards its trademarks and their protection as important to its success.  In addition to the Bealls, Palais Royal, Peebles and Stage trademarks, the United States Patent and Trademark Office (the "USPTO") has issued federal registrations to the Company for the following trademarks:  Cape Classic, Cape Classic LTD, Casual Options, Graphite, Hannah, Hidden Fantasies, Meherrin River Outfitters, Private Expressions, Signature Studio, Sun River Clothing Co., Sun River Footwear, Rebecca Malone, Specialty Kids, and Whispers.  The Company has also filed applications with the USPTO seeking federal registrations for the following trademarks: Specialty Baby and Specialty Girl.

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

An economic downturn, decline in consumer confidence or unusual weather patterns could negatively impact the Company's business and financial condition.  A substantial portion of the Company's operations is located in the South Central and Mid-Atlantic states.  In addition, many of the Company's stores are situated in small towns and rural environments that are substantially dependent upon the local economy.  The retail apparel business is dependent upon the level of consumer spending, which may be adversely affected by an economic downturn or a decline in consumer confidence.  An economic downturn or decline in consumer confidence, particularly in the South Central and Mid-Atlantic states and any state (such as Texas or Louisiana) from which the Company derives a significant portion of its net sales, could have a material and adverse effect on the Company's business and financial condition, including affecting demand for the Company's products.

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

Government laws and regulations could adversely impact the Company's business and financial condition.  The Company, like other businesses, is subject to various federal, state and local government laws and regulations including, but not limited to, tax laws, which may be changed from time to time in response to economic or political conditions.  For instance, the Company's operating subsidiary is a Texas limited partnership.  The state of Texas has been considering several proposals which would have the effect of potentially increasing the tax burden for businesses operating in the state of Texas, such as a tax on limited partnerships or a tax based on payroll.  The Company cannot predict whether existing laws or regulations, as currently interpreted or as reinterpreted in the future, or future laws and regulations, could materially and adversely affect the results of its operations and financial condition.

The elimination of the import tariffs and quotas on apparel garments under the General Agreement on Tariffs and Trade for members of the World Trade Organization, which expired in early 2005, could potentially negatively impact the retail pricing and sales of the Company.

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

                A catastrophic event affecting any of the Company's buying, distribution or other corporate operations could adversely impact the use of those facilities and could result in reduced revenues and loss of customers.  The Company's buying, distribution and other corporate operations are in highly centralized locations.  The Company's operations could be materially and adversely affected if a catastrophic event (such as, but not limited to, fire, hurricanes or floods) impacts the use of these facilities.  There can be no assurances that the Company would be successful in obtaining alternative servicing facilities in a timely manner if such a catastrophic event should occur.

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

A work slowdown, stoppage or other disruption by employees of carriers, shippers and other providers of merchandise transportation services could have a material adverse effect on the Company's business and financial condition.  The Company's vendors rely on shippers, carriers and other providers of merchandise transportation services (collectively "Transportation Providers") to deliver merchandise from their manufacturers, both in the United States and abroad, to the vendors' distribution centers in the United States.  The Company's vendors and the Company also rely on Transportation Providers to transport merchandise from the vendors' distribution centers to the Company's distribution centers.  The Company also relies on Transportation Providers to transport merchandise from its distribution centers to its stores.  However, if work slowdowns, stoppages or other disruptions affect the transportation of merchandise between the vendors and their manufacturers, especially those manufacturers outside the United States, or between the vendors and the Company, the Company's business and financial condition could be adversely affected.

Any devaluation of the Mexican peso, or imposition of restrictions on the access of citizens of Mexico to the Company's stores, could adversely impact the Company's business and financial condition.  Approximately 5% of the Company's stores are located in cities that either border Mexico or that the Company considers to be in close proximity to Mexico.  The Company estimates that approximately 9% of its revenues are derived from those stores.  While purchases in those stores are made in United States dollars, a devaluation of the Mexican peso could negatively affect the exchange rate between the peso and the dollar, which would result in reduced purchasing power on the part of the Company's customers who are citizens of Mexico.  In that event, revenues attributable to those stores could be reduced.  In addition, due to global uncertainties, including threats or acts of terrorism, it is possible that tighter restrictions may be imposed by the Federal government on the ability of citizens of Mexico to cross the border into the United States.  In that case, revenues attributable to the Company's stores regularly frequented by citizens of Mexico could be reduced.

ITEM 2.                 PROPERTIES

                The Company's corporate headquarters are located in a leased 130,000 square foot building in Houston, Texas, while it owns the 28,000 square foot Peebles office building located in South Hill, Virginia.  The Company also owns its distribution centers in Jacksonville, Texas, and South Hill, Virginia, while it leases its distribution center in Knoxville, Tennessee.  The Company has made the decision to close and consolidate the operations of the leased Knoxville distribution center into the South Hill distribution center in early 2006.

                At January 29, 2005, the Company operated 529 stores, located in 29 states, as follows:

State	Number of Stores
Alabama	9
Arizona	4
Arkansas	16
Colorado	1
Delaware	3
Florida	2
Illinois	2
Indiana	4
Iowa	1
Kansas	5
Kentucky	11
Louisiana	51
Maryland	7
Mississippi	10
Missouri	12
New Hampshire	1
New Jersey	4
New Mexico	19
New York	5
North Carolina	13
Ohio	16
Oklahoma	34
Pennsylvania	11
South Carolina	5
Tennessee	13
Texas	228
Vermont	1
Virginia	33
West Virginia	8
Total	529

                Stores range in size from 3,000 to 52,000 selling square feet, with the average being approximately 18,900 selling square feet.  The Company's stores are primarily located in strip shopping centers.  The majority of leases provide for a base rent plus payments for expenses incurred by the landlord, such as common area maintenance and insurance.  Certain leases provide for contingent rents that are not measurable at inception.  These contingent rents are primarily based on a percentage of sales that are in excess of a predetermined level.  The Company leases all stores, with the exception of its Jacksonville, Texas, Freemont, Ohio, and Pocomoke, Maryland, stores, which the Company owns.  These stores have approximately 54,500 selling square feet in the aggregate.

ITEM 3.                  LEGAL PROCEEDINGS

From time to time, the Company and its subsidiaries are involved in various legal proceedings arising in the ordinary course of their business.  Management does not believe that any pending legal proceedings, either individually or in the aggregate, are material to the financial position, results of operations or cash flows of the Company or its subsidiaries.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                No matters were submitted to a vote of security holders during the quarter ended January 29, 2005.

PART II

ITEM 5.                  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
                                AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The principal market for the Company's common stock is the NASDAQ National Market, where it trades under the symbol "STGS".  The following table sets forth the high and low sales prices per share of the Company's common stock for each quarter in 2004 and 2003 as reported on the NASDAQ National Market:

	Common Stock Market Price
2004	High	Low
First Quarter	$ 42.01	$ 31.94
Second Quarter	41.67	32.38
Third Quarter	37.57	31.22
Fourth Quarter	42.50	33.30

2003
First Quarter	$ 23.39	$ 17.02
Second Quarter	26.59	19.84
Third Quarter	30.78	24.52
Fourth Quarter	34.08	26.14

Holders

As of April 6, 2005, which is the record date for the determination of shareholders entitled to vote at the Company's 2005 Annual Meeting of Shareholders, there were 454 holders of record of the Company's common stock.

Dividends

                The Company has never declared or paid a cash dividend on its common stock.  While the Company presently anticipates that earnings will be retained for investment in, and growth of, the Company's business and to service seasonal indebtedness, the Board of Directors (the "Board") will continue to evaluate alternatives including stock repurchases and cash dividends if such actions are considered to be the best use of funds.  The declaration and payment of dividends by the Company are subject to the discretion of the Board.  Any future determination to pay dividends will depend on the Company's results of operations and financial condition, as well as meeting certain criteria under its Revolving Credit Facility (as defined in Liquidity and Capital Resources) and other factors deemed relevant by the Board.

Stock Repurchase Program

                On October 1, 2003, the Board approved a Stock Repurchase Program authorizing the Company to buy, from time to time, up to $50.0 million of its common stock.  The $50.0 million Stock Repurchase Program, which was completed during the current year second quarter, was funded by the Company's cash flow and other liquidity sources.  In addition, the Company has repurchased, and expects to continue to repurchase, its outstanding common stock from time to time using the proceeds that it receives from the exercise of employee stock options under its Amended and Restated 2001 Equity Incentive Plan, including the tax benefits that will accrue to the Company from the exercise of these options, as well as proceeds that it receives from the exercise of its outstanding warrants.  At January 29, 2005, approximately $12.5 million was available to the Company from employee stock option exercises for stock repurchases.  The Company did not repurchase any of its outstanding common stock during the fourth quarter of 2004.

ITEM 6.                  SELECTED FINANCIAL DATA

The following sets forth selected consolidated financial data for the periods indicated.  The selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements included herein.  All amounts are stated in thousands, except for per share data and number of stores.

	Predecessor Company				Reorganized Company
	Fiscal Year					Fiscal Year
			Thirty		Twenty-Two
			Weeks Ended		Weeks Ended
			September 1,		February 2,
	2000 (1)		2001		2002	2002	2003 (2)		2004
Statement of operations data:
Net sales	$ 952,274		$ 461,642		$ 393,933	$ 875,557	$ 972,212		$ 1,243,851
Cost of sales and related buying,
occupancy and distribution expenses	714,192		320,554		276,544	611,293	694,055		884,291
Gross profit	238,082		141,088		117,389	264,264	278,157		359,560
Selling, general and administrative expenses	246,206		105,578		82,332	176,202	200,713		274,265
Store opening costs	-		-		85	1,271	3,068		2,172
Reorganization expense and store closure costs	114,236	(3)	23,141	(3)	-	-	-		-
Fresh-start adjustments	-		35,249	(4)	-	-	-		-
Gain on debt discharge	-		(265,978)	(4)	-	-	-		-
Interest, net	39,807	(5)	10,651	(5)	581	1,777	2,509		2,515
Gain on sale of private label
credit card portfolio, net	-		-		-	-	(12,218)		-
Income (loss) before income tax expense	(162,167)		232,447		34,391	85,014	84,085		80,608
Income tax expense	48		15		12,730	31,455	30,691		29,220
Net income (loss)	$ (162,215)		$ 232,432		$ 21,661	$ 53,559	$ 53,394		$ 51,388

Basic earning (loss) per common share	$ (5.77)		$ 8.27		$ 1.08	$ 2.74	$ 2.81		$ 2.81
Basic weighted average common shares
outstanding	28,096		28,096		19,973	19,550	19,003		18,282

Diluted earnings (loss) per common share	$ (5.77)		$ 8.27		$ 1.08	$ 2.56	$ 2.65		$ 2.58
Diluted weighted average common shares
outstanding	28,096		28,096		20,094	20,959	20,184		19,887

Margin and other data:
Gross profit margin	25.0%		30.6%		29.8%	30.2%	28.6%		28.9%
Selling, general and administrative expense rate	25.9%		22.9%		20.9%	20.1%	20.6%		22.0%
Capital expenditures	$ 5,390		$ 6,318		$ 15,437	$ 47,880	$ 46,432		$ 47,890
Construction allowances from landlords	-		-		150	3,908	9,488		3,104
Stock repurchases	-		-		-	25,461	7,666		61,701
Proceeds from exercise of stock options,
including tax benefit	-		-		-	1,537	10,393		20,437

Store data:
Comparable store sales growth (6)	(7.2%)		18.4%		12.2%	1.6%	(4.1%)		2.5%
Store openings	1		-		3	14	170	(7)	22
Store closings	301	(8)	6		3	2	6		11
Number of stores open at end of period	348		342		342	354	518		529
Total selling area square footage at end of
period	5,979		5,879		5,869	6,079	9,914		10,001

	Predecessor Company				Reorganized Company
			September 1,		February 2,	February 1,	January 31,		January 29,
	2000		2001		2002	2003	2004		2005
Balance sheet data (at end of period)
Working capital	$ 200,049		$ 208,409		$ 237,540	$ 273,486	$ 230,538		$ 225,161
Total assets	665,999		421,101		457,227	534,136	669,091		686,999
Debt obligations	-		873		1,070	882	13,119		3,178
Pre-petition liabilities subject to compromise	574,968	(9)	-		-	-	-		-
Stockholders' equity (deficit)	(240,487)		300,000		339,951	411,006	470,338		481,273

____________________________________________________________

(1)	Fiscal year 2000 includes 53 weeks. Comparable store sales growth for 2000 has been determined based on a comparable 53-week period.

(2)

Includes the results of the Acquisition.  The financial results of Peebles have been included in the Company's consolidated financial statements from November 2, 2003, the effective date of the Acquisition for accounting purposes.

(3)	Represents the net expense resulting from the Bankruptcy Proceedings and subsequent reorganization efforts.

(4)

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

(5)

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

(6)

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

(7)	Includes 136 stores acquired in the Acquisition.

(8)

Includes 108 stores that were in the process of being closed.  These stores were closed by the end of the first quarter of 2001.  Revenues and expenses associated with liquidation sales in closing stores subsequent to the Petition Date are included in reorganization expense and store closure costs.

(9)

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

ITEM 7.                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                AND RESULTS OF OPERATION

Forward Looking Statements

Certain statements in this Form 10-K contain or may contain forward‑looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward‑looking statements.  These forward‑looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause actual results to differ materially from those in the forward‑looking statements.  These factors include, but are not limited to, the ability of the Company and its subsidiaries to maintain normal trade terms with vendors, the ability of the Company and its subsidiaries to comply with the various covenant requirements contained in the Company's Revolving Credit Facility (as defined below), the demand for apparel and other factors.  The demand for apparel and sales volume can be affected by an economic downturn, a decline in consumer confidence, unusual weather patterns, an increase in the level of competition in the Company's market areas, competitors' marketing strategies, changes in fashion trends, changes in the average cost of merchandise purchased for resale, availability of product on normal payment terms and the failure to achieve the expected results of the Company's merchandising and marketing plans as well as its store opening plans.  The occurrence of any of the above could have a material and adverse impact on the Company's operating results.  Most of these factors are difficult to predict accurately and are generally beyond the Company's control.  Readers should consider the areas of risk described in connection with any forward‑looking statements that may be made in this Form 10-K.  Readers should carefully review this Form 10-K in its entirety, including but not limited to the Company's financial statements and the notes thereto and the risks described in Item 1 - "Risk Factors".  Except for the Company's ongoing obligations to disclose material information under the Federal securities laws, the Company undertakes no obligation to release publicly any revisions to any forward‑looking statements, to report events or to report the occurrence of unanticipated events.  For any forward‑looking statements contained in any document, the Company claims the protection of the safe harbor for forward‑looking statements contained in the Private Securities Litigation Reform Act of 1995.

General

Stage Stores is a Houston, Texas-based regional, specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family.  As of January 29, 2005, the Company operated 529 stores located in 29 states.  The Company operates under the Stage, Bealls and Palais Royal names throughout the South Central states, and under the Peebles name throughout the Mid-Atlantic, Southeastern and Midwestern states.  The Company's principal focus is on consumers in small and mid-size markets which the Company believes are under-served and less competitive.  The Company believes that it is able to differentiate itself from the competition in the small and mid-size markets in which it operates by offering consumers access to basic, as well as fashionable, brand name merchandise not typically carried by other retailers in the same market area.  In the highly competitive metropolitan markets in which it operates, the Company competes against national department store chains, which similarly offer moderately priced, brand name and private label merchandise.  As a way of differentiating itself from the competition in these larger markets, the Company believes it offers consumers a high level of customer service in convenient locations.

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

On November 4, 2003, the Company redeployed the proceeds from the sale of the Stage Portfolio and acquired Peebles Inc. ("Peebles"), a privately held, similarly focused retail company headquartered in South Hill, Virginia (the "Acquisition").  The purchase price paid for Peebles was $174.6 million, including acquisition costs and net of cash acquired and debt assumed.  The Acquisition has been accounted for under the purchase method of accounting, and accordingly, the results of operations of Peebles have been included in the Company's consolidated financial statements from the date of acquisition (the beginning of the fourth quarter of 2003).  In order to maximize the potential of the Acquisition, the Company has maintained what it believes is the highly recognizable Peebles name on the stores.  With the addition of Peebles, the Company believes that it has strengthened its position as one of the leading retailers of branded family apparel in small town America.  The Company further believes that the Acquisition creates new opportunities for unit growth and geographical expansion and improves its competitive position.

As a result of the above transactions, the Company's current year results include the sales and earnings contribution from the acquired Peebles stores for the entire year, but do not include any net credit income.  Conversely, the Company's prior year results include net credit income from the operation of the Stage Portfolio through September 12, 2003, which was treated as a reduction of selling, general and administrative expenses, and also reflects the gain on sale of the Stage Portfolio .  Furthermore, the prior year results only reflect the sales and earnings contribution of the acquired Peebles stores for the fourth quarter of the fiscal year.

The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements included elsewhere herein.

Results of Operations

The following table sets forth the results of operations as a percentage of sales for the periods indicated:

	Fiscal Year
	2004	2003	2002

Net sales	100.0%	100.0%	100.0%
Cost of sales and related buying, occupancy and distribution expenses	71.1	71.4	69.8
Gross profit margin	28.9	28.6	30.2

Selling, general and administrative expenses	22.0	20.6	20.1
Store opening costs	0.2	0.3	0.1
Interest, net	0.2	0.3	0.2
Income before income tax and gain on sale of the Stage Portfolio	6.5	7.4	9.8
Gain on sale of private label credit card portfolio, net	-	(1.3)	-
Income before income tax	6.5	8.7	9.8
Income tax expense	2.3	3.2	3.6
Net income *	4.2%	5.5%	6.1%

* Totals may not foot due to rounding.

2004 Compared to 2003

                Sales for 2004 increased 27.9% to $1,243.9 million from $972.2 million for 2003.  The increase in total sales primarily reflects the impact of sales from the Peebles stores, which contributed $222.4 million in incremental sales as compared to last year.

Comparable store sales increase (decrease) by quarter, which include comparable store sales for the Peebles stores in both years, are presented below.

	Fiscal Year
	2004	2003
1st Quarter	4.5%	(6.8)%
2nd Quarter	(3.2)	(2.4)
3rd Quarter	4.3	(6.0)
4th Quarter	4.0	(0.6)
Total Year	2.5	(3.7)

Comparable store sales, which are sales in stores that have been open at least fourteen months prior to the reporting period and include comparable store sales for the Peebles stores in both years, increased by 2.5% in the current year as compared to a 3.7% decrease in the prior year.  Comparable store sales during 2004 are reflective of a better overall economic environment in the Company's markets as compared to 2003.  In addition, the Company increased its investment in selected categories of merchandise to support new initiatives and in the fourth quarter, increased the level of investment in inventory at the Peebles stores as part of a program to increase sales productivity in those stores.  The year-over-year change in comparable store sales results in the second and third quarters of 2004 reflects the impact of the calendar shift of the Texas sales tax holiday weekend promotional event from the final week of the second quarter in 2003 to the first week of the third quarter in 2004.  This event is scheduled to occur in the third quarter in 2005.

The Company achieved comparable store sales gains in most of its key merchandise categories (i.e. those categories contributing greater than 5% of sales), namely special sizes, misses sportswear, accessories, shoes, men's, children's and cosmetics.  Conversely, the Company's young men's and juniors departments each had comparable store sales decreases.  On a market population basis utilizing a ten mile radius from each store, the Company experienced the largest positive comparable store sales results in its small market stores.  In its small market stores, or those in market areas of less than 50,000 people, comparable store sales increased 4.4%.  In its mid-size market stores, or those in market areas of 50,000 to 150,000 people, comparable store sales decreased 0.2% primarily due to the introduction of new competition in these markets.  In its large market stores, or those in market areas with populations greater than 150,000, comparable store sales increased 1.2%.

Gross profit increased 29.3% to $359.6 million for 2004 from $278.1 million for 2003.  Gross profit, as a percent of sales, increased to 28.9% for 2004 from 28.6% for 2003.  The following is a summary of the changes between the current year and the prior year in the components of cost of sales, expressed as a percent of sales:

	Increase (decrease) of the components of cost of sales
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Full Year
	2004	2004	2004	2004	2004
Merchandise cost of sales	(2.2)%	1.7%	(1.9)%	-%	(0.9)%
Shrink expense	(0.3)	(0.4)	(0.4)	0.5	-
Buying, occupancy and distribution expense	0.7	0.7	0.6	0.1	0.6
Total cost of sales, and related buying,
occupancy and distribution expense	(1.8)%	2.0%	(1.7)%	0.6%	(0.3)%

                The lower merchandise cost of sales resulted in higher maintained merchandise margins in 2004, which reflects a combination of improved consumer demand for products in the first quarter and the higher contribution by the Peebles stores in the third quarter, partly offset by a higher level of markdowns in the second quarter and higher shrink expense in the fourth quarter.  The increase in buying, occupancy and distribution expenses was principally driven by higher costs of operations of the South Hill and Knoxville distribution centers, as well as higher rent, taxes, common area charges and incremental depreciation expense associated with the inclusion of the Peebles stores in the current year results and the eleven net new stores that have been added since the end of the prior year.

                Selling, general and administrative ("SG&A") expenses for 2004 increased 36.7% to $274.3 million from $200.7 in 2003 and, as a percent of sales, increased to 22.0% from 20.6% in 2003.  SG&A expenses for the current year increased from the prior year primarily as a result of the increase in the number of stores in operation in the current year, including the acquired Peebles stores, and the fact that there was no net credit income from the Stage Portfolio in the current year as compared to the prior year.  SG&A expenses in the prior year included, as an offset to SG&A expenses, the net income contribution from the Stage portfolio prior to its sale on September 12, 2003, which included service charge and late fee income, operating expenses incurred by the Company in origination of credit, customer service and collection activities, interest expense on securitization facility borrowings and certain other items (collectively "Net Credit Income").  Net Credit Income in the prior year was $13.6 million, or 1.4% of sales.  SG&A expenses in the prior year, excluding the $13.6 million of Net Credit Income, would have been $214.3 million, or 22.0% of sales, the same as the current year rate.

                Store opening costs in 2004 of $2.2 million, which include expenses associated with the rent holiday on new and relocated stores, relate to the 22 new stores opened and the six stores relocated during the current year.  Store opening costs of $3.1 million incurred in 2003 relate to the 34 new stores opened and the eight stores relocated during the prior year.

                Net interest expense for the current year of $2.5 million was consistent with the prior year.  The prior year includes the write-off of $0.8 million of unamortized debt issue costs associated with the termination on August 21, 2003 of the Company's former $125.0 million credit facility.  Interest expense in the current year is comprised of interest on borrowings under the Company's Revolving Credit Facility, letters of credit and commitment fees, amortization of debt issue costs, and interest on capital and finance lease obligations.  The Company's primary source of funding is its Revolving Credit Facility, as discussed in "Liquidity and Capital Resources."

                The Company realized a gain of $12.2 million on the sale of the Stage Portfolio, which was recognized in the third quarter of 2003.  The Company had no such gain in 2004.

                The Company's effective tax rate in 2004 was 36.3%, resulting in income tax expense of $29.2 million in the current year, as compared to income tax expense of $30.7 million in the prior year, during which its effective tax rate was 36.5%.  The Company's effective tax rate is currently estimated to be 37% in 2005.

                As a result of the foregoing, the Company had net income of $51.4 million for the 2004 as compared to net income of $53.4 million for 2003, a decrease of 3.7%.

2003 Compared to 2002

                Sales for 2003 increased 11.0% to $ 972.2 million from $875.6 million for 2002.  Comparable store sales, which are sales in stores that have been open at least fourteen months prior to the reporting period, decreased by 4.1% as compared to an increase of 1.6% in the prior year.  The increase in total sales as compared to the decrease in comparable store sales primarily reflects the impact of sales from the Peebles stores beginning in the 2003 fourth quarter, as well as the impact of sales from the 28 net new stores opened during 2003, none of which were in the comparable store base during the fiscal year.

Comparable store sales increase (decrease) by quarter are presented below.  The "Pro-forma" table reflects the combined results of the acquired Peebles comparable store sales for each period with reported comparable store sales for the periods preceding the Acquisition as if the Acquisition had occurred as of February 2, 2002.

			Pro forma to Reflect
	As Reported		Peebles in Each Period
	2003	2002	2003	2002
1st Quarter	(7.5)%	7.0%	(6.8)%	8.5%
2nd Quarter	(3.5)	6.5	(2.4)	6.8
3rd Quarter	(7.1)	2.9	(6.0)	1.1
4th Quarter	(0.6)	(6.8)	(0.6)	(5.6)
Total Year	(4.1)	1.6	(3.7)	1.9

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

In analyzing comparable store sales trends during 2003, the first quarter results were adversely affected by the weak economic and retail environment, unseasonably cool and inclement weather and the dampening effect that the military conflict in Iraq had on consumers.  During the second quarter, the economy remained sluggish and the retail environment continued to be weak.  Given this environment, the Company maintained lower inventory levels throughout the first half of the year as compared to 2002.  The third quarter was negatively impacted by an unseasonably warm October, as well as a lower level of clearance inventory to sell during the quarter as compared to the prior year.  The fourth quarter started off weak primarily due to a continuation of unseasonably warm weather, a tough economy and a competitive retail environment.  However, business began to improve in the latter part of the fourth quarter such that the Company reported comparable store sales increases of 1.2% and 2.1% for the December of 2003 and January of 2004 reporting periods, respectively.

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

                * Totals may not food due to rounding

Gross margin during 2003 was negatively impacted by the Company's increased promotional efforts to stimulate sales, which resulted in lower maintained margins.  As a result of these efforts, merchandise cost of sales, as a percentage rate of sales, was higher in the first two quarters of 2003 as compared to 2002.  The gross margin rate improved as compared to 2002 in the third and fourth quarters.  Buying, occupancy and distribution expense as a percent of sales increased due to higher store occupancy costs (rent, insurance, taxes and common area charges), as well as the incremental depreciation associated with the 28 net new stores that opened in 2003.

                Selling, general and administrative ("SG&A") expenses for 2003 increased 13.9% to $200.7 million from $176.2 million for 2002.  SG&A expenses, as a percent of sales, increased to 20.6% in 2003 from 20.1% in 2002.  The increase in SG&A expenses, among other things, was primarily due to the increase in the number of stores in operation in the current year, including Peebles, and the fact that there was less income from the Company's Stage Portfolio this year as compared to the prior year, as discussed below.

The Company sold its Stage Portfolio on September 12, 2003 and realized a gain of $12.2 million which was recognized in the third quarter of 2003.  SG&A expenses for 2003 include the net results of the Company's Stage Portfolio through the date of sale, including service charge and late fee income, operating expenses incurred by the Company in origination of credit, customer service and collection activities, interest expense on securitization facility borrowings and certain other items (collectively "Net Credit Income").  Net Credit Income was an offset to SG&A expenses of $13.6 million as compared to an offset of $18.9 million in the prior year, which represented a decrease of $5.3 million, or 0.5% of sales.  SG&A expenses in 2003, excluding the Net Credit Income offset of $13.6 million, would have been $214.3 million, or 22.0% of sales.  For a more detailed breakdown of the components of Net Credit Income, see "Components of Net Credit Income" in Management's Discussion and Analysis in the Company's Form 10-Q for the quarter ended November 1, 2003 and Form 10-K for the fiscal year ended February 1, 2003.

Store opening costs, which include expenses associated with the rent holiday period on new and relocated stores, of $3.1 million in 2003 relate to the 34 new stores opened and to the eight stores relocated during the year as compared to $1.3 million incurred in 2002 related to the fourteen new stores opened and to the three stores relocated during that year.

Net interest expense for 2003 increased to $2.5 million from $1.8 million in 2002.  The increase is primarily attributed to the write-off of $0.8 million of unamortized debt issue costs associated with the termination on August 21, 2003 of the Company's former $125.0 million revolving credit facility.  The Company's primary source of borrowings is now its new Revolving Credit Facility, as discussed in "Liquidity and Capital Resources".  Interest on securitization facility borrowings through September 11, 2003 was a component of Net Credit Income, which is reflected in SG&A expenses.

The Company's effective tax rate in 2003 was 36.5%, resulting in income tax expense of $30.7 million, as compared to income tax expense of $31.5 million in 2002, during which its effective tax rate was 37.0%.

As a result of the foregoing, and including an after tax net gain related to the sale of the Company's Stage Portfolio of $7.8 million, the Company had net income of $53.4 million for 2003 as compared to $53.6 million for 2002.

Seasonality and Inflation

                Historically, the Company's business is seasonal and sales traditionally are lower during the first three quarters of the fiscal year (February through October) and higher during the last quarter of the fiscal year (November through January).  The fourth quarter usually accounts for slightly more than 30% of the Company's annual sales, with the other quarters accounting for approximately 22 to 24% each.  Working capital requirements fluctuate during the year and generally reach their highest levels during the third and fourth quarters.

                The following table shows quarterly information for the Company (in thousands, except per share amounts):

	Fiscal Year 2004
	Q1	Q2	Q3	Q4
Net sales	$289,658	$279,872	$285,296	$389,025
Gross profit	96,464	72,662	84,126	106,308
Net income	$ 18,481	$ 5,397	$8,900	$ 18,610

Basic earnings per common share	$ 0.98	$ 0.30	$ 0.50	$ 1.03
Diluted earnings per common share	$ 0.89	$ 0.27	$ 0.46	$ 0.94

Basic weighted average shares	18,925	18,194	17,863	18,149
Diluted weighted average shares	20,779	20,016	19,487	19,852

	Fiscal Year 2003
	Q1	Q2	Q3	Q4
Net sales	$197,987	$207,721	$197,949	$368,555
Gross profit	62,299	58,080	54,940	102,838
Net income	$ 13,168	$ 8,847	$ 12,384	$ 18,995

Basic earnings per common share	$ 0.70	$ 0.47	$ 0.65	$ 0.99
Diluted earnings per common share	$ 0.67	$ 0.44	$ 0.60	$ 0.91

Basic weighted average shares	18,877	18,905	19,007	19,224
Diluted weighted average shares	19,527	20,048	20,489	20,765

                The increase in fourth quarter of fiscal 2003 net sales as a percentage of the total year reflects the impact of the inclusion of $95.9 million of net sales of the acquired Peebles stores commencing at the beginning of the fourth quarter.  The increase in sales in the first three quarters of fiscal 2004 over the same periods in the prior year are affected by the first year of sales from the Peebles stores acquired in November of 2003.  In addition, the Texas sales tax holiday weekend promotional event occurred in the final week of the second quarter of 2003 while the event occurred in the first week of the third quarter in fiscal 2004.  This event is scheduled to occur in the third quarter in fiscal 2005.  Also included in net income in the third quarter of fiscal 2003 is the gain on sale of receivables, net of tax, of approximately $7.8 million, or $0.38 diluted earnings per share.  The Company does not believe that inflation had a material effect on its results of operations during the past three years.  However, there can be no assurance that the Company's business will not be affected by inflation in the future.

Liquidity and Capital Resources

                The Company's liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows, (iii) normal trade credit terms from the vendor and factor communities and (iv) its Revolving Credit Facility.  During the current year, the Company's cash flow also benefited from the sale of the Peebles' private label credit card portfolio.

With the Acquisition, the Company also acquired Peebles' private label credit card portfolio (the "Peebles Portfolio").  On March 5, 2004, the Company sold the Peebles Portfolio to the Bank.  At closing, the Company received consideration of approximately $34.8 million, which approximated the amount of account balances outstanding at the time of closing.  Under the terms of the Amended and Restated Program Agreement dated March 5, 2004, the Company is obligated to reimburse the Bank up to a total of $3.5 million based on the non-attainment of a defined net portfolio yield performance.

The Company has a senior secured revolving credit facility (the "Revolving Credit Facility") that matures August 21, 2008 which provides for borrowings up to a maximum of $250.0 million.  Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement.  The daily interest rates under the Revolving Credit Facility are equal to the applicable prime rate or Eurodollar rate plus an applicable margin as set forth in the Revolving Credit Facility agreement.  Inventory, accounts receivable, cash and cash equivalents are pledged as collateral under the Revolving Credit Facility.  The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements.  The Company had no outstanding borrowings at January 29, 2005.  Excess borrowing availability under the Revolving Credit Facility, net of letters of credit outstanding of $19.0 million, was $165.0 million at January 29, 2005.  During 2004, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 3.5% and $15.3 million, respectively.

The Revolving Credit Facility contains covenants which, among other things, restrict (i) the amount of additional debt or capital lease obligations, (ii) the amount of capital expenditures, payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions.  The Company continually monitors its liquidity position and compliance with those covenants.  At January 29, 2005, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility.

The Company had $132.4 million in cash provided from operating activities in the current year.  In addition to the $34.8 million of proceeds that it received from the sale of the Peebles Portfolio, net income, adjusted for non-cash expenses such as depreciation, deferred tax, provision for bad debts, amortization of debt issue costs and deferred stock compensation provided cash of approximately $101.4 million.  Included in deferred taxes was the final year benefit of federal net operating loss carryforwards of $5.4 million.  Other operating cash flow changes used net cash of approximately $6.8 million.  Other operating cash flows reflect a use of cash of $21.9 million for the increase in inventory during 2004 as compared to $13.5 million source of cash in 2003.  The decrease in inventory in 2003 is reflective of the acquisition of Peebles at the beginning of the fourth quarter of 2003 when inventory levels were at a seasonal high point.  The cash used in 2004 is reflective of the increase in the investment in selected categories of merchandise to support new initiatives, the increase in the level of investment in the Peebles stores as part of a program to increase sales productivity in those stores and the increase associated with new store openings.  Also included in other operating cash flows were construction allowances of $3.1 million received from landlords on new or relocated stores.

On October 1, 2003, the Company's Board of Directors approved a stock repurchase program authorizing the Company to buy, from time to time, up to $50.0 million of its common stock.  The $50.0 million Stock Repurchase Program, which was completed during the current year second quarter, was funded by the Company's cash flow and other liquidity sources.  In addition, the Company has repurchased and expects to continue to repurchase its outstanding stock from time to time using the proceeds that it receives from the exercise of employee stock options under its Amended and Restated 2001 Equity Incentive Plan, including the tax benefits that accrue to the Company from the exercise of these options, as well as proceeds that it receives from the exercise of its outstanding warrants.  The Company purchased 1,668,256 shares of its common stock, at a cost of approximately $61.7 million, during 2004.  At January 29, 2005, approximately $12.5 million was available to the Company for additional stock repurchase, of which the entire amount relates to proceeds from stock option exercises.

Capital expenditures are generally for new store openings, remodeling of existing stores and facilities, customary store maintenance and information system enhancements and upgrades.  Capital expenditures were $47.9 million in 2004 as compared to $46.4 million in 2003.  The Company opened 22 new stores and relocated six stores in 2004 as compared to 34 stores opened and eight stores relocated in 2003.  The Company received construction allowances from landlords of $3.1 million in 2004 and $9.5 million in 2003 to fund a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.  These funds have been recorded as a deferred rent credit in the balance sheet and will be recorded as an offset to rent expense over the lease term commencing with the date the allowances were earned.  During the current year, the Company increased the level of expenditures related to information systems including the installation of a new payroll and human resources system in the fourth quarter as well as a new general ledger and payables system which went live in the first quarter of 2005.  The Company also installed a new sortation system at the Jacksonville, Texas distribution center.

Management currently estimates the net of capital expenditures and construction allowances to be received from landlords in 2005 will be approximately $65.0 million.  The expenditures will be for the opening of 35 to 40 new stores, remodels and relocations of existing stores.  In addition, the Company has made the decision to close and consolidate the operations of the Knoxville, Tennessee distribution center into the South Hill, Virginia distribution center in early 2006.  During 2005, the Company plans to invest in new sortation equipment and add a new warehouse management system in the South Hill, Virginia, facility to improve its efficiency and productivity.  The sortation systems and software to be installed are the same as those currently used in the Jacksonville, Texas distribution center.  In connection with this consolidation, the Company will also be converting the Peebles merchandise management systems from the current "legacy" system to the Retek merchandise management system used in Houston.  This project will also be completed in early 2006.  Having the same supply chain support systems and merchandising system in place will position the Jacksonville distribution center to eventually service the western Peebles stores, thus providing further capacity for the South Hill distribution center to support new store growth in eastern markets.  The Company is also investing in the development and installation of a new merchandise planning system in 2005 which is expected to be completed in the first quarter of 2006.  The new system is expected to improve the ability to optimize product assortments on a store-by-store basis.  Capital expenditures will also be for general maintenance of the Company's infrastructure.

While there can be no assurances, management believes that there should be sufficient liquidity to cover both the Company's short-term and long-term funding needs.

Contractual Obligations

The Company has numerous contractual commitments for purchases of merchandise inventories, services arising in the ordinary course of business, letters of credit, Revolving Credit Facility service and leases.  Presented below is a summary of the Company's contractual obligations as of January 29, 2005 (in thousands).  These items are discussed in further detail in Note 5 "Debt Obligations" and Note 9 "Operating Leases" to the consolidated financial statements.

		Payment Due by Period
		Less Than	1-3	4-5	After 5
Contractual Obligations	Total	One Year	Years	Years	Years

Revolving Credit Facility (1)	$ -	$ -	$ -	$ -	$ -
Documentary letters of credit (2)	1,456	1,456	-	-	-
Capital and finance lease obligations	3,178	130	156	216	2,676
Operating lease obligations (undiscounted) (3)	272,723	49,233	78,019	54,622	90,849
Other purchase obligations (4)	5,868	4,858	844	166	-
Total contractual cash obligations	$283,225	$55,677	$79,019	$55,004	$93,525

(1)	The Company had no outstanding borrowings at January 29, 2005. The Revolving Credit Facility matures August of 2008. Borrowings and repayments will occur in future periods.
(2)

These documentary letters of credit support the importing of private label merchandise.  The Company also had outstanding stand-by letters of credit that totaled approximately $17.6 million at January 29, 2005, of which $14.8 million was in support of importing the Company's private label merchandise.  The remaining stand-by letters of credit are required to collateralize retained risks and deductibles under various insurance programs.  The estimated liability that will be paid in cash related to stand-by letters of credit supporting insurance programs are reflected in accrued expenses in the amount of $2.7 million.  If the Company failed to make payments when due, the beneficiaries of letters of credit could make demand for payment under the letters of credit.

(3)

The Company has certain operating leases with provisions for step rent or escalation payments  The Company records rent expense on a straight-line basis, evenly dividing rent expense over lease term, including the build-out period, if any, and where appropriate, applicable available lease renewal option periods.  However, this accounting treatment does not affect the future annual operating lease cash obligations as shown herein.  The Company records construction allowances received from landlords as a deferred rent credit when earned in the Consolidated Balance Sheets.  Such deferred rent credit is amortized over the related term of the lease, commencing with the date the Company earns the construction allowance, as a reduction of rent expense.

Certain leases provide for contingent rents that are not measurable at inception.  These contingent rents are primarily based on percentage of sales that are in excess of a predetermined level.  These amounts are excluded from minimum rent and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable.

(4)

Other purchase obligations include legally binding contacts such as firm commitments for utility purchases, capital expenditures, software acquisition/license commitments and legally binding service contracts.  For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  If the obligation to purchase goods or services is noncancelable, the entire value of the contract was included in the above table.  If the obligation is cancelable, but the Company would incur a penalty if cancelled, the dollar amount of the penalty was included as an other purchase obligation.  The Company fully expects to receive the benefits of the goods or services in connection with fulfilling its obligation under these agreements.  The expected timing for payment of the obligations discussed above is estimated based on current information.  Timing of payments and actual amounts paid may be different depending on the timing of receipt of goods or services or changes to agreed upon amounts for some obligations.

                In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise typically up to six months in advance of expected delivery.  These purchase orders do not contain any significant termination payments or other penalties if cancelled.  As of January 29, 2005, $218.1 million were outstanding for purchase orders.

                The Company's funding policy is to make contributions to maintain the minimum ERISA funding requirements for its pension obligations in accordance with the Employee Retirement Income Security Act.  The Company may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs.  The Company expects to contribute approximately $1.0 million during 2005.

Critical Accounting Policies and Estimates

                 The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The primary estimates underlying the Company's consolidated financial statements include the valuation of inventory, the estimated useful life of property, equipment and leasehold improvements, the valuation of goodwill and intangible asset, the reserve for sales returns, the valuation of deferred tax assets, self-insurance reserves and estimated liability for pension obligations.  The Company cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.  Therefore, actual results could differ from these estimates.  Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances.  The following critical accounting policies affect the Company's more significant judgment and estimates used in the preparation of its financial statements.

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

Vendor allowances.  The Company receives consideration from its merchandise vendors in the form of allowances and reimbursements.  Given the promotional nature of the Company's business, the allowances are generally intended to offset the Company's costs of handling, promoting, advertising and selling the vendors' products in its stores.  Vendor allowances are recognized as a reduction of cost of goods sold or related selling expense when the purpose for which the vendor funds were intended to be used has been fulfilled.

Property, equipment and leasehold improvements: Additions to property, equipment and leasehold improvements are recorded at cost and depreciated over their estimated useful lives using the straight-line method.  Property, equipment and leasehold improvements acquired through the acquisition of Peebles have been recorded at estimated fair market values as of the date of acquisition.  The estimated useful lives of leasehold improvements do not exceed the term of the related lease, including applicable available renewal options where appropriate.  The estimated useful lives in years are generally as follows:

Buildings	20
Store and office fixtures and equipment	5-10
Warehouse equipment	5-15
Leasehold improvements- stores	5-12.5
Leasehold improvements- corporate office	20

Business combination and goodwill.  Goodwill represents the excess of consideration over the fair value of tangible and intangible net assets acquired in connection with the Acquisition.  Certain assumptions and estimates are employed in determining the fair value of assets acquired and the fair value of liabilities assumed.  The value of goodwill at January 29, 2005 was $79.4 million.

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

Deferred taxes.  At January 29, 2005, the Company has net deferred tax assets of approximately $12.5 million (see Note 10 to the Consolidated Financial Statements).  This amount is net of a valuation allowance of approximately $2.8 million recorded against the deferred tax assets.  The Company's ability to realize the benefits of these deferred tax assets is dependent on the Company's ability to generate future taxable income and utilize certain tax credits and net operating losses prior to expiration.

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

                Frozen defined benefit plans.  The plans' obligations and related assets are presented in Note 8 to the consolidated financial statements.  The plans' assets are invested in a combination of equity and debt securities.  Plans' obligations and the annual pension expense are determined by independent actuaries using a number of assumptions.  Key assumptions in measuring the plans' obligations include the discount rate applied to future benefit obligations and the estimated future return on plans' assets.  At January 29, 2005 assumptions used were a discount rate of 5.75% and long-term rate of return on plans' assets of 8.0%.

Recent Accounting Standards and Disclosures

On December 16, 2004, the Financial Accounting Standards Board (the "FASB") issued Statement No. 123 (revised 2004) ("SFAS 123(R)"), "Share Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and is effective for reporting periods beginning after June 15, 2005.  On April 14, 2005, the SEC announced the effective date of SFAS 123(R) was deferred until the beginning of the next fiscal year after June 15, 2005.  SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows".  Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123.  However, SFAS 123(R) requires an entity to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees.  The Company expects to adopt SFAS 123(R) in the first quarter of 2006 and apply the standard using the prospective method, which requires compensation expense to be recorded for remaining unvested stock options as of the effective date and for new awards issued thereafter.  Prior periods presented are not required to be restated.

In November of 2004, the FASB issued Statement of Financial Accounting Standards No. 151 ("SFAS 151"), "Inventory Costs an Amendment of ARB No. 43, Chapter 4."  SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense freight, handling costs and wasted material and requires that these items be recognized as current period charges.  SFAS 151 applies only to inventory costs incurred during periods beginning after the effective date and also requires that the allocation of fixed production overhead to conversion costs be based on the normal capacity of the production facilities.  SFAS 151 is effective for the reporting period beginning December 1, 2005.  The adoption of SFAS 151 will not have a material impact on the Company's results of operations or financial position.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                Borrowings under the Company's Revolving Credit Facility bear a floating rate of interest.  As of January 29, 2005, there were no outstanding borrowings under the Company's Revolving Credit Facility.  However, an increase in interest rates in the future may have a negative impact on the Company's results of operations and cash flows.  The Company had average daily borrowings of $15.3 million bearing a weighted average interest rate of 3.5% during 2004.  A hypothetical 10% change in interest rates would have had a $0.01 million effect on the Company's annual results of operations and cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                See "Index to Consolidated Financial Statements of Stage Stores, Inc." included on page F-1 for information required under this Item 8.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

                As defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

                The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures.  Based on this evaluation, they concluded that the Company's disclosure controls and procedures as they related to the Company's lease accounting practices were not effective as of January 29, 2005.

Management's Report on Internal Control Over Financial Reporting

                The management of Stage Stores, Inc. and subsidiaries (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

                The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

                Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements.  Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.

With the participation of the Company's Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management determined that the Company's system of internal control over financial reporting was not effective as of January 29, 2005 as it related to the Company's lease accounting practices.  In performing its evaluation, management reviewed the Company's lease accounting practices in light of the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission on February 7, 2005.  As a result of this review, management concluded that the Company's controls over the selection and monitoring of appropriate assumptions and factors affecting lease accounting practices were insufficient.  Management determined that the Company's rent, depreciation, and interest expense, property and equipment, finance lease obligations, deferred rent credits and deferred income taxes in prior periods had been misstated.  On March 17, 2005, the Company's Audit Committee concluded that it was appropriate to restate the Company's financial statements to reflect the correction of these errors in the Company's lease accounting.  Management evaluated the impact of this restatement on the Company's assessment of internal control over financial reporting and concluded that the control deficiency related to lease accounting practices that resulted in incorrect lease accounting represented a material weakness as of January 29, 2005.  On April 27, 2005 the Company filed with the SEC the restated financial statements for the years ended January 31, 2004 and February 1, 2003 and the twenty-two weeks ended February 2, 2002 and the first three quarters of the 2004 fiscal year.

A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board's ("PCAOB") Auditing Standard 2), or combination of control deficiencies, that result in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  PCAOB Auditing Standard 2 identifies a number of circumstances that, because of their likely significant negative effect on internal control over financial reporting, are to be regarded as at least significant deficiencies, as well as strong indicators of a material weakness, including the restatement of previously issued financial statements to reflect the correction of a misstatement.

Management's assessment of the effectiveness of the Company's internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Remediation Steps to Address Material Weakness

To remediate the material weakness in our internal control over financial reporting for lease accounting practices, the Company has implemented additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting lease accounting practices and therefore the remediation has been completed.  No other material weaknesses were identified as a result of management's assessment.

Change in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during its last fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

/s/ JAMES R. SCARBOROUGH	/s/ MICHAEL E. McCREERY
James R. Scarborough	Michael E. McCreery
Chairman and Chief Executive Officer	Executive Vice President and Chief
Financial Officer
April 28, 2005	April 28, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Stage Stores, Inc.
Houston, Texas

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that the management of Stage Stores, Inc. and subsidiaries (the "Company") did not maintain effective internal control over financial reporting as of January 29, 2005, because of the effect of the material weakness identified in management's assessment based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The following material weakness has been identified and included in management's assessment:  The Company did not design or implement sufficient controls over the selection and monitoring of appropriate assumptions and factors affecting lease accounting.  This material weakness resulted in the restatement of the Company's previously issued interim and annual financial statements.  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended January 29, 2005 of the Company and this report does not affect our report on such financial statements.

In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 29, 2005, of the Company and our report dated April 27, 2005 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
April 27, 2005

ITEM 9B.              OTHER INFORMATION

                None.

PART III

ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under "Information Relating to Directors, Nominees and Executive Officers", under "Information Relating to the Board of Directors and Committees", under "Section 16(a) Beneficial Ownership Reporting Compliance", under "Audit Committee - Audit Committee Financial Expert", and under "Code of Ethics for Senior Officers" in the Proxy Statement is incorporated herein by reference.

The following information pertains to the executive officers of the Company as of April 6, 2005:

Name	Age	Position
James R. Scarborough	54	President, Chief Executive Officer and Chairman of the Board of Directors
Michael E. McCreery	56	Executive Vice President, Chief Financial Officer, Secretary and Director
Ernest R. Cruse	54	Executive Vice President, Store Operations
Ron D. Lucas	57	Executive Vice President, Human Resources
Dennis E. Abramczyk	57	Executive Vice President, General Merchandise Manager
Cynthia S. Murray	47	Executive Vice President, General Merchandise Manager
E. Randolph Lail	49	Executive Vice President, Peebles Chief Operating Officer
Joanne Swartz	45	Executive Vice President, Advertising and Sales Promotion
Marvin H. Thomas Jr.	49	Senior Vice President, Peebles Operations
Russell A. Lundy II	42	Senior Vice President, Peebles Stores
Ronnie W. Palmore	55	Senior Vice President, Peebles General Merchandise Manager
Jeffrey J. Kish	40	Senior Vice President, Chief Information Officer
Gough H. Grubbs	56	Senior Vice President, Logistics and Distribution
Richard E. Stasyszen	44	Senior Vice President, Finance and Controller
Mel B. Ward	51	Senior Vice President, Real Estate

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

Mr. McCreery has been a Director of the Company since August 24, 2001.  He joined the Company's predecessor as Executive Vice President and Chief Financial Officer in February of 2001.  From 1998 to 2001, Mr. McCreery was Senior Vice President and Chief Financial Officer of Levitz Furniture Company.

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

Mr. Abramczyk joined the Company in March of 1999 as Vice President of men's sportswear and furnishings.  He was promoted to Senior Vice President, General Merchandise Manager of Stage, Bealls and Palais Royal departments of men's, young men's, cosmetics and shoes in May of 1999.  In January of 2000, the children's and intimate apparel divisions were added to his responsibility.  In February of 2002, he was promoted to Executive Vice President of Stage, Bealls and Palais Royal.  From 1996 to 1999, Mr. Abramczyk was Executive Vice President and Chief Operations Officer of Ralph Marlin, a manufacturer, wholesaler and retailer of licensed men's neckwear, women's neckwear and apparel.  At Ralph Marlin he was responsible for sourcing, manufacturing, sales and marketing.

Ms. Murray joined the Company in August of 2004 as Executive Vice President, General Merchandise Manager overseeing the Company's misses sportswear, junior sportswear, special sizes, accessories, cosmetics, dresses, home & gifts, outerwear and swimwear departments for the Stage, Bealls and Palais Royal stores.  Previously, she served as Senior Vice President, Merchandising - Stores and Catalog at Talbot's from 1989 to 2004.

Mr. Lail joined the Company in November of 2003 as Executive Vice President, Peebles Chief Operating Officer.  Previously, he served as Senior Vice President, Finance, Chief Financial Officer of PHC Retail Holding Company since June of 1995.  Mr. Lail also served as Senior Vice President, Finance of Peebles Inc. since June of 1993, Chief Financial Officer and Treasurer of Peebles Inc. since June of 1992 and Secretary of Peebles Inc. since June of 1990.

Ms. Swartz joined the Company in January of 1994 as Vice President, Marketing and was subsequently promoted to Senior Vice President, Advertising and Marketing in November of 1995 and to Executive Vice President, Advertising and Sales Promotion in March of 2005.

Mr. Thomas joined the Company in November of 2003 as Senior Vice President, Peebles Operations.  Previously he served as Senior Vice President, Operations of PHC Retail Holding Company since June of 1995 and of Peebles Inc. since June of 1993.

Mr. Lundy joined the Company in November of 2003 as Senior Vice President, Peebles Stores.  Previously he served as Senior Vice President, Stores of PHC Retail Holding Company and Peebles Inc. since June of 1999.  He served as Vice President, Human Resources of PHC Retail Holding Company from June of 1995 until June of 1999 and of Peebles Inc. from June of 1990 until June of 1999.

Mr. Palmore joined the Company in November of 2003 as Senior Vice President, Peebles General Merchandise Manager.  Previously he served as Senior Vice President, Merchandising of PHC Retail Holding Company since June of 1995 and of Peebles Inc. since September of 1989.  He served as Assistant Secretary of Peebles Inc. since 1988.

Mr. Kish joined the Company in May of 1999 as Vice President, Systems Development and was promoted to Senior Vice President and Chief Information Officer in August of 2000.  From 1994 to 1999, he held various positions with Caldor Corporation, including Director of Store Systems and Vice President, Systems Development.

Mr. Grubbs joined the Company in February of 1996 as Vice President, Distribution and was promoted to Senior Vice President, Logistics & Distribution in April of 2003.

Mr. Stasyszen joined the Company in March of 1998 as Assistant Controller and was subsequently promoted to Vice President and Controller in February of 1999.  In July of 2001, Mr. Stasyszen was promoted to Senior Vice President, Finance and Controller.  Previously, Mr. Stasyszen was Vice President and Controller of C.R. Anthony Company between August of 1992 and February of 1998.

Mr. Ward started with Bealls Department Stores in March of 1979.   Since April of 1996, he has been Senior Vice President, Real Estate.

ITEM 11.             EXECUTIVE COMPENSATION

Information regarding executive compensation under "Information Relating to Directors, Nominees, Executive Officers", "Compensation Committee Report", "Summary Compensation Table", "Stock Options and Stock Appreciation Rights", "Stock Price Performance Graph", under "Employment Agreements" and "Retirement Benefits" in the Proxy Statement is incorporated herein by reference.

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                              STOCKHOLDER MATTERS

Information regarding the security ownership of certain beneficial owners and management and related stockholder matters under "Information Relating to Directors, Nominees and Executive Officers", "Security Ownership of Certain Beneficial Owners", "Security Ownership of Directors and Executive Officers", and "Securities Authorized for Issuance Under Equity Compensation Plans" in the Proxy Statement is incorporated herein by reference.

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions under  "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding fees billed to the Company by its independent registered public accounting firm, Deloitte & Touche LLP, under the heading "Principal Accountant Fees and Services" in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Documents filed as part of this report:

                1.  Financial Statements:

See "Index to Consolidated Financial Statements of Stage Stores, Inc." on page F-1, the Report of Independent Registered Public Accounting Firm on page F-2, and the Financial Statements on pages F-3 to F-23, of this Form 10-K, all of which are incorporated herein by reference.

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

10.1†

Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan is incorporated by reference to Appendix B of Stage Stores' Proxy Statement  on Schedule 14A (Commission File No. 1-14035) filed April 16, 2004.

10.2†	Form of Performance Based Share Agreement is incorporated by reference to Exhibit 10.1 of Stage Stores' Current Report on Form 8-K (Commission File No. 1-14035) filed April 1, 2005.**

10.3†	Form of Nonstatutory Stock Option Agreement is incorporated by reference to Exhibit 10.1 of Stage Stores' Current Report on Form 8-K (Commission File No. 1-14035) filed April 1, 2005.

10.4†	Stage Stores Deferred Compensation Plan is incorporated by reference to Exhibit 10.24 of Stage Stores' Annual Report on Form 10-K (Commission File No. 1-14035) filed April 23, 2003.

10.5†

Stage Stores, Inc. 2003 Non-Employee Director Equity Compensation Plan is incorporated by reference to Appendix B to Stage Stores' Proxy Statement on Schedule 14A (Commission File No. 1-14035) filed April 23, 2003.

10.6†*	Form of Shareholder Agreement for restricted stock under the Stage Stores, Inc. 2003 Non-Employee Director Equity Compensation Plan.

10.7

Credit Agreement dated as of August 21, 2003 among Specialty Retailers (TX) LP, Stage Stores, Inc. and the named subsidiaries of Stage Stores, Inc., Fleet Retail Finance Inc. and the initial lenders named therein, Fleet National Bank, and Fleet Securities, Inc. is incorporated by reference to Exhibit 10.1 of Stage Stores' Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed August 29, 2003.

10.8

Limited Waiver and First Amendment to Credit Agreement dated November 4, 2003, by and among Specialty Retailers (TX) LP, Stage Stores, Inc. and the named subsidiaries of Stage Stores, Inc., Fleet Retail Finance Inc. and the other lenders named therein is incorporated by reference to Exhibit 10.1 of Stage Stores' Current Report on Form 8-K (Commission File No. 1-14035) filed November 12, 2003.

10.9*

Second Amendment to Credit Agreement dated January 10, 2005 by and between Specialty Retailers (TX) LP, Stage Stores, Inc. and the named subsidiaries of Stage Stores, Inc., Fleet National Bank, Fleet Retail Group, Inc. and the other lenders named therein.

10.10

Intercreditor Agreement dated September 12, 2003 among World Financial Network National Bank, Specialty Retailers (TX) LP, Stage Stores, Inc. and Fleet Retail Finance Inc. is incorporated by reference to Exhibit 2.3 of Stage Stores' Current Report on Form 8-K (Commission File No. 1-14035) filed September 22, 2003.

10.11

First Amendment to Intercreditor Agreement dated March 5, 2004 by and among World Financial Network National Bank, Specialty Retailers (TX) LP, Stage Stores, Inc. and Fleet Retail Group, Inc is incorporated by reference to Exhibit 10.6 of Stage Stores' Annual Report on Form 10-K (Commission File No. 1-14035) filed April 15, 2004.

10.12

Amended and Restated Private Label Credit Card Program Agreement Between World Financial Network National Bank and Stage Stores and Specialty Retailers (TX) LP dated as of March 5, 2004 is incorporated by reference to Exhibit 10.8 of Stage Stores' Annual Report on Form 10-K (Commission File No. 1-14035) filed April 15, 2004.**

10.13†

Employment Agreement between James Scarborough and Stage Stores, Inc. dated January 30, 2002 is incorporated by reference to Exhibit 10.17 of Stage Stores' Annual Report on Form 10-K (Commission File No. 1-14035) filed April 12, 2002.

10.14†

Employment Agreement between Michael McCreery and Stage Stores, Inc. dated January 30, 2002 is incorporated by reference to Exhibit 10.18 of Stage Stores' Annual Report on Form 10-K (Commission File No. 1-14035) filed April 12, 2002.

10.15†

Employment Agreement between Ron Lucas and Stage Stores, Inc. dated January 30, 2002 is incorporated by reference to Exhibit 10.19 of Stage Stores' Annual Report on Form 10-K (Commission File No. 1-14035) filed April 12, 2002.

10.16†

Employment Agreement between Ernest Cruse and Stage Stores, Inc. dated January 30, 2002 is incorporated by reference to Exhibit 10.20 of Stage Stores' Annual Report on Form 10-K (Commission File No. 1-14035) filed April 12, 2002.

10.17†

Employment Agreement between Dennis Abramczyk and Stage Stores, Inc. dated January 30, 2002 is incorporated by reference to Exhibit 10.20 of Stage Stores' Annual Report on Form 10-K (Commission File No. 1-14035) filed April 23, 2003.

10.18†

Employment Agreement between Cynthia Murray and Stage Stores, Inc. dated August 2, 2004 is incorporated by reference to Exhibit 10 of Stage Stores' Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed August 30, 2004.

14	Code of Ethics for Senior Officers is incorporated by reference to Exhibit 99.4 of Stage Stores' Annual Report on Form 10-K (Commission File No. 1-14035) filed April 23, 2003.

21*	Subsidiaries of Stage Stores, Inc.

23*	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP.

24*	Power of Attorney.

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

______________________________________________

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

STAGE STORES, INC.

/s/ James R. Scarborough	April 28, 2005
James R. Scarborough
Chief Executive Officer and President
(Principal Executive Officer)

STAGE STORES, INC.

/s/ Michael E. McCreery	April 28, 2005
Michael E. McCreery
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

*		Director	April 28, 2005
Scott Davido

*		Director	April 28, 2005
Alan Gilman

*		Director	April 28, 2005
Michael Glazer

/s/ Michael E. McCreery		Director	April 28, 2005
Michael E. McCreery

*		Director	April 28, 2005
John Mentzer

*		Director	April 28, 2005
Margaret Monaco

*		Director	April 28, 2005
William Montgoris

*		Director	April 28, 2005
Sharon Mosse

*		Director	April 28, 2005
Walter Salmon

/s/ James R. Scarborough		Director	April 28, 2005
James R. Scarborough

(Constituting a majority of the Board of Directors)

	*By:	/s/ Michael E. McCreery
Michael E. McCreery
Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Stage Stores, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Stage Stores, Inc. and subsidiaries (the "Company") as of January 29, 2005 and January 31, 2004 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 29, 2005.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 29, 2005 and January 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 27, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
April 27, 2005

Stage Stores, Inc.
Consolidated Balance Sheets
(in thousands, except par values)

	January 29, 2005	January 31, 2004

ASSETS
Cash and cash equivalents	$ 40,455	$ 14,733
Accounts receivable, net	-	35,112
Merchandise inventories, net	281,588	259,687
Current deferred taxes	24,031	27,701
Prepaid expenses and other current assets	22,278	26,071
Total current assets	368,352	363,304

Property, equipment and leasehold improvements, net	212,179	200,802
Goodwill	79,353	80,054
Intangible asset	14,910	14,910
Other non-current assets, net	12,205	10,021
Total assets	$ 686,999	$ 669,091

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$ 74,957	$ 75,685
Income taxes payable	11,024	2,598
Current portion of debt obligations	130	400
Accrued expenses and other current liabilities	57,080	54,083
Total current liabilities	143,191	132,766

Debt obligations	3,048	12,719
Deferred taxes	11,527	12,442
Other long-term liabilities	47,960	40,826
Total liabilities	205,726	198,753

Commitments and contingencies

Common stock, par value $0.01, 50,000 shares authorized,
21,405 and 20,579 shares issued, respectively	214	206
Additional paid-in capital	396,336	374,645
Less treasury stock - at cost, 3,083 and 1,414 shares, respectively	(94,828)	(33,127)
Minimum pension liability adjustment	(451)	-
Retained earnings	180,002	128,614
Stockholders' equity	481,273	470,338
Total liabilities and stockholders' equity	$ 686,999	$ 669,091

The accompanying notes are an integral part of these statements.

Stage Stores, Inc.
Consolidated Statements of Income
(in thousands, except earnings per share)

	Fiscal Year
	2004	2003	2002
Net sales	$ 1,243,851	$ 972,212	$ 875,557
Cost of sales and related buying, occupancy and distribution expenses	884,291	694,055	611,293
Gross profit	359,560	278,157	264,264
Selling, general and administrative expenses	274,265	200,713	176,202
Store opening costs	2,172	3,068	1,271
Interest, net of income of $87, $287, and $223, respectively	2,515	2,509	1,777
Gain on sale of private label credit card portfolio, net	-	(12,218)	-
Income before income tax	80,608	84,085	85,014
Income tax expense	29,220	30,691	31,455
Net income	$ 51,388	$ 53,394	$ 53,559

Basic and diluted earnings per share data:

Basic earnings per share	$ 2.81	$ 2.81	$ 2.74
Basic weighted average shares outstanding	18,282	19,003	19,550

Diluted earnings per share	$ 2.58	$ 2.65	$ 2.56
Diluted weighted average shares outstanding	19,887	20,184	20,959

The accompanying notes are an integral part of these statements.

Stage Stores, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year
	2004	2003	2002
Cash flows from operating activities:
Net income	$51,388	$53,394	$53,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,638	25,870	18,011
Deferred income taxes	4,710	11,223	16,235
Stock option income tax benefits	7,593	2,254	297
Amortization of debt issue costs	446	1,724	1,413
Provision for bad debts	311	16,794	33,693
Deferred stock compensation	272	-	-
Gain on sale of private label credit card portfolio, net	-	(12,218)	-
Proceeds from sale of proprietary credit card portfolio, net	34,764	158,200	-
Construction allowances received from landlords	3,104	9,488	3,908
Other changes in operating assets and liabilities:
(Increase) decrease in accounts receivable and retained interest in receivables sold	2,880	37,695	(6,970)
(Increase) decrease in merchandise inventories	(21,901)	13,451	(2,104)
(Increase) decrease in other assets	1,679	3,771	(7,645)
Increase (decrease) in accounts payable and other liabilities	10,510	220	(1,073)
Total adjustments	81,006	268,472	55,765
Net cash provided by operating activities	132,394	321,866	109,324

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(47,890)	(46,432)	(47,880)
Proceeds from sale of property and equipment	16	500	272
Acquisition of Peebles, net of cash acquired	-	(174,586)	-
Net cash used in investing activities	(47,874)	(220,518)	(47,608)

Cash flows from financing activities:
Proceeds from (payments on):
Borrowings under revolving credit facility, net	(10,700)	(43,036)	-
Repurchases of accounts receivable from accounts receivable trust	-	(64,000)	(39,000)
Repurchases of common stock	(61,701)	(7,666)	(25,461)
Finance lease obligations	1,650	1,500	-
Debt obligations	(891)	(235)	(188)
Exercise of stock options	12,844	8,139	1,240
Additions to debt issue costs	-	(2,203)	(100)
Net cash used in financing activities	(58,798)	(107,501)	(63,509)

Net increase (decrease) in cash and cash equivalents	25,722	(6,153)	(1,793)

Cash and cash equivalents:
Beginning of period	14,733	20,886	22,679
End of period	$40,455	$14,733	$20,886

Supplemental disclosures:
Interest paid	$ 1,870	$ 1,307	$ 918
Income taxes paid	$ 8,513	$14,810	$11,274

The accompanying notes are an integral part of these statements.

Stage Stores, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands)
							Accumulated
							Other
	Common		Additional	Treasury			Comprehensive
	Stock		Paid-in	Stock		Retained	Income
	Shares	Amount	Capital	Shares	Amount	Earnings	(Loss)	Total

Balance, February 2, 2002	19,973	$200	$318,090	-	$ -	$21,661	$ -	$ 339,951

Net income	-	-	-	-	-	53,559	-	53,559
Minimum pension liability adjustment,
net of tax of ($1.2) million	-	-	-	-	-	-	(2,020)	(2,020)
Comprehensive income								51,539
Repurchases of common stock	-	-	-	(1,169)	(25,461)	-	-	(25,461)
Stock options exercised	83	-	1,240	-	-	-	-	1,240
Stock option income tax benefits	-	-	297	-	-	-	-	297
Escrow shares cancelled	(14)	-	-	-	-	-	-	-
Recognition of pre-reorganization
deferred tax assets	-	-	43,440	-	-	-	-	43,440

Balance, February 1, 2003	20,042	$200	$363,067	(1,169)	$(25,461)	$75,220	$(2,020)	$ 411,006

Net income	-	-	-	-	-	53,394	-	53,394
Minimum pension liability adjustment,
net of tax of $1.2 million	-	-	-	-	-	-	2,020	2,020
Comprehensive income								55,414
Repurchases of common stock	-	-	-	(245)	(7,666)	-	-	(7,666)
Stock options exercised	537	6	8,133	-	-	-	-	8,139
Stock option income tax benefits	-	-	2,254	-	-	-	-	2,254
Recognition of pre-reorganization
deferred tax assets	-	-	1,191	-	-	-	-	1,191

Balance, January 31, 2004	20,579	$206	$374,645	(1,414)	$(33,127)	$128,614	$ -	$ 470,338

Net income	-	-	-	-	-	51,388	-	51,388
Minimum pension liability adjustment,
net of tax of ($0.3) million	-	-	-	-	-	-	(451)	(451)
Comprehensive income								50,937
Repurchases of common stock	-	-	-	(1,669)	(61,701)	-	-	(61,701)
Stock options exercised	826	8	12,836	-	-	-	-	12,844
Stock option income tax benefits	-	-	7,593	-	-	-	-	7,593
Deferred compensation	-	-	272	-	-	-	-	272
Recognition of pre-reorganization
deferred tax assets	-	-	990	-	-	-	-	990

Balance, January 29, 2005	21,405	$214	$396,336	(3,083)	$(94,828)	$180,002	$ (451)	$ 481,273

The accompanying notes are an integral part of these statements.

Stage Stores, Inc.
Notes to Consolidated Financial Statements

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of business: Stage Stores, Inc. (the "Company"), through its wholly-owned subsidiaries Specialty Retailers (TX) LP and SRI Limited Partner LLC, operates family apparel stores under the names "Bealls", "Palais Royal", "Peebles" (effective November 2003) and "Stage" offering nationally recognized brand name family apparel, accessories, cosmetics and footwear.  As of January 29, 2005, the Company operated 529 stores in 29 states located throughout the South Central, Mid-Atlantic, Southeastern and Midwestern United States.

                Principles of consolidation: The consolidated financial statements include the accounts of Stage Stores, Inc. and its wholly-owned subsidiaries.  All intercompany transactions have been eliminated in consolidation.

                Fiscal year: References to a particular year are to the Company's fiscal year which is the 52 or 53 week period ending on the Saturday closest to January 31st of the following calendar year.  For example, a reference to "2004" is a reference to the fiscal year ended January 29, 2005.  Fiscal years 2004, 2003 and 2002 were 52 week years.

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

                Merchandise inventories: The Company values its inventory using the retail method of accounting.  Retail accounting involves applying a calculated cost-to-retail ratio to the Company's retail value of inventories.  Base on a review of the historical clearance markdowns, current business trends, planned clearance promotion events and the level of ownership of clearance merchandise, an adjustment to inventory is recorded to reflect additional markdowns which are estimated to be necessary to liquidate existing clearance inventories and reduce inventories to the lower of cost or market.

                Vendor allowances: The Company receives consideration from its merchandise vendors in the form of allowances and reimbursements.  Given the promotional nature of the Company's business, the allowances are generally intended to offset the Company's costs of handling, promoting, advertising and selling the vendors' products in its stores.  Vendor allowances are recognized as a reduction of cost of goods sold or related selling expense when the purpose for which the vendor funds were intended to be used has been fulfilled.

Stage Stores, Inc.
Notes to Consolidated Financial Statements - (continued)

                Property, equipment and leasehold improvements: Additions to property, equipment and leasehold improvements are recorded at cost and depreciated over their estimated useful lives using the straight-line method.  Property, equipment and leasehold improvements acquired through the acquisition of Peebles Inc. ("Peebles") have been recorded at estimated fair market values as of the date of acquisition.  The estimated useful lives of leasehold improvements do not exceed the term of the related lease, including applicable available renewal options where appropriate.  The estimated useful lives in years are generally as follows:

Buildings	20
Store and office fixtures and equipment	5-10
Warehouse equipment	5-15
Leasehold improvements- stores	5-12.5
Leasehold improvements- corporate office	20

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

During 2004, the Company, as a result of its ongoing review of the performance of its stores, identified certain stores whose cash flow trend indicated that the carrying value of leasehold improvements may not be fully recoverable.  An impairment charge for these stores of $0.9 million was recorded in cost of sales on the consolidated statement of income.  The charge reflects the difference between these stores' carrying value and fair value.  Fair value was based on sales of similar assets or other estimates of fair value developed by Company management.  Management's judgment is necessary to estimate fair value.  Accordingly, actual results could vary from such estimates.

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

Impairment of goodwill and intangible asset:  Goodwill and indefinite life intangible assets are not amortized but are tested for impairment annually or more frequently when indicators of impairment exist.  The Company's goodwill and intangible asset were recorded in connection with the Acquisition during the fourth quarter of fiscal year 2003.  The Company completed its annual impairment test during the fourth quarter of fiscal year 2004 and determined there was no impairment of existing goodwill and intangible asset.

Debt issue costs: Debt issue costs are accounted for as a deferred charge and amortized over the term of the related financing agreement.

Accrued expenses and other current liabilities:  Accrued expenses and other current liabilities include accrued compensation of $17.9 million and $15.7 million at January 29, 2005 and January 31, 2004, respectively.

                Financial instruments: The Company records all financial instruments at cost.  The cost of all financial instruments approximates fair value.

Stage Stores, Inc.
Notes to Consolidated Financial Statements - (continued)

Revenue recognition:  Revenue from sales is recognized at the time of sale, net of any returns.  A reserve has been established for the estimated merchandise returns.  The Company's policy with respect to gift cards is to record revenue as the gift cards are redeemed for merchandise.  Prior to their redemption, the cards are recorded as a liability.  The total of such reserves and liabilities were $10.3 million and $8.8 million at January 29, 2005 and January 31, 2004, respectively.

                Store opening expenses:  Costs related to the opening of new stores are expensed as incurred.  Store opening expenses include the rent accrued during the rent holiday period on new and relocated stores.

                Advertising expenses: Advertising costs are charged to operations when the related advertising first takes place.  Advertising costs were $43.7 million, $36.3 million and $33.8 million for 2004, 2003 and 2002, respectively.

                Rent expense:  The Company records rent expense on a straight-line basis over the lease term, including the build out period, and where appropriate, applicable available lease renewal option periods.  The difference between the payment and expense in any period is recorded as deferred rent in other long-term liabilities in the Consolidated Balance Sheets.  The Company records construction allowances received from landlords as a deferred rent credit when earned in the Consolidated Balance Sheets.  Such deferred rent credit is amortized over the related term of the lease, commencing the date the Company earns the construction allowance, as a reduction of rent expense.  The deferred rent credit was $18.6 million and $15.5 million as of January 29, 2005 and January 31, 2004, respectively.

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

The following table summarizes the components used to determine total diluted shares (in thousands):

	Fiscal Year
	2004	2003	2002
Basic weighted average shares outstanding	18,282	19,004	19,550
Effect of dilutive securities:
Stock options	808	750	939
Warrants	797	430	470
Diluted weighted average shares outstanding	19,887	20,184	20,959

Stage Stores, Inc.
Notes to Consolidated Financial Statements - (continued)

The following table summarizes the number of options to purchase shares of common stock that were outstanding but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares (in thousands):

	Fiscal Year
	2004	2003	2002

Number of anti-dilutive options outstanding	198	254	16

                Stock-based compensation:  At January 29, 2005, the Company has one stock-based employee compensation plan, which is described more fully in Note 7.  The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), for the grant of stock options (in thousands except per share amounts).

	Fiscal Year
	2004	2003	2002

Net income, as reported	$51,388	$53,394	$53,559
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(2,738)	(2,277)	(2,306)
Pro forma net income	$48,650	$51,117	$51,253

Earnings per share:
Basic - as reported	$ 2.81	$ 2.81	$ 2.74
Basic - pro forma	2.66	2.69	2.62

Diluted - as reported	$ 2.58	$ 2.65	$ 2.56
Diluted - pro forma	2.45	2.53	2.45

For purpose of the pro forma disclosures above, the estimated fair value of stock-based compensation on the date of the grant was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants issued in fiscal years 2004, 2003 and 2002:

	Fiscal Year
	2004	2003	2002

Expected volatility	32.1%	39.6%	43.9%
Risk free rate	3.1%	2.3%	2.0%
Expected life of options (in years)	3.00-4.00	3.00	3.00
Expected dividend yield	0.0%	0.0%	0.0%

The weighted average fair value of options granted was $10.65, $7.79 and $7.20 in 2004, 2003 and 2002, respectively.

Recent accounting standards:  On December 16, 2004, the Financial Accounting Standards Board (the "FASB") issued Statement No. 123 (revised 2004) ("SFAS 123(R)"), "Share Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and is effective for reporting periods beginning after June 15, 2005.  On April 14, 2005, the SEC announced the effective date of SFAS 123(R) was deferred until the beginning of the next fiscal year after June 15, 2005.  SFAS 123(R) supersedes Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows".  Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123.  However, SFAS 123(R) requires an entity to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees.  The Company expects to adopt SFAS 123(R) in the first quarter of 2006 and apply the standard using the prospective method, which requires compensation expense to be recorded for remaining unvested stock options as of the effective date and for new awards issued thereafter.  Prior periods presented are not required to be restated.

Stage Stores, Inc.
Notes to Consolidated Financial Statements - (continued)

In November of 2004, the FASB issued Statement of Financial Accounting Standards No. 151 ("SFAS 151"), "Inventory Costs an Amendment of ARB No. 43, Chapter 4."  SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense freight, handling costs and wasted material and requires that these items be recognized as current period charges.  SFAS 151 applies only to inventory costs incurred during periods beginning after the effective date and also requires that the allocation of fixed production overhead to conversion costs be based on the normal capacity of the production facilities.  SFAS 151 is effective for the reporting period beginning December 1, 2005.  The adoption of SFAS 151 will not have a material impact on the Company's results of operations or financial position.

NOTE 2 - ACQUISITION OF PEEBLES

On November 4, 2003, the Company acquired 100% of the common stock of PHC Retail Holding Company, which wholly owned Peebles, which then operated 136 stores in seventeen Mid-Atlantic, Southeastern and Midwestern states under the name "Peebles".  The Acquisition was made pursuant to an Agreement and Plan of Merger, dated as of October 7, 2003, and a First Amendment to Agreement and Plan of Merger, dated November 3, 2003, with PHC Retail Holding Company, the parent of Peebles.  The Company believes that this acquisition has created new opportunities for unit growth and geographical expansion and improves the Company's competitive position.  The purchase price of the Acquisition of $174.6 million, net of cash acquired and debt assumed, was negotiated as an arms length transaction between two unrelated entities.  The Company assumed borrowings under an existing credit facility with a balance of approximately $53.7 million at the date of the Acquisition.  The Acquisition has been accounted for under the purchase method of accounting, and accordingly, the results of operations of Peebles are included in the Company's consolidated financial statements from the date of acquisition, which for accounting purposes was November 2, 2003, the beginning of the Company's fourth quarter.

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

Fair value of $14.9 million was assigned to the Tradename and is not subject to amortization.  A preliminary value of goodwill amounted to approximately $80.1 million.  Goodwill was reduced $0.7 million in 2004 for a reduction in the deferred tax liability recorded at the acquisition date.

Stage Stores, Inc.
Notes to Consolidated Financial Statements - (continued)

The following unaudited pro forma financial information for the years ended January 31, 2004 and February 1, 2003 gives effect to the Acquisition as if it had occurred at the beginning of the periods presented.  The pro forma information for 2003 includes pro forma results for the first three quarters of the year and actual consolidated results for the fourth quarter of the year.  Pro forma adjustments include, among other things, the removal of the historical net credit income contribution and related gain as a result of the sale of Stage private label credit card portfolio.  The pro forma is based on historical data (in thousands, except per share amounts) and is not intended to be indicative of the results of future operations.

	Fiscal Year
	2003	2002
Net sales	$1,183,700	$1,189,624
Net income	$ 45,609	$ 61,873

Basic earnings per share	$ 2.40	$ 3.16
Diluted earnings per share	$ 2.26	$ 2.95

NOTE 3 - ACCOUNTS RECEIVABLE AND RETAINED INTEREST IN RECEIVABLES SOLD

Prior to September 12, 2003, and prior to the acquisition of Peebles and its private credit card portfolio, the Company issued private credit cards through its subsidiary, Granite National Bank, and subsequently sold its credit card receivables in securitization transactions.  The amount of receivables constituting collateral for certificates sold to third-party investors was accounted for as having been sold, and the subordinated interest was recorded as an asset in "Retained Interest in Accounts Receivables Sold" on the Company's Consolidated Balance Sheet.  This retained interest was considered a trading security and was carried at fair value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

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

                On September 12, 2003, pursuant to the terms of a Credit Card Portfolio Purchase and Sale Agreement, the Company sold Stage Stores portfolio (the "Stage Portfolio") of private label credit card accounts at that time, as well as other assets related to its private label credit card program, to World Financial Network National Bank (the "Bank") and Alliance Data Systems, Inc. ("ADS").  As part of the sale, the Company entered into a ten year program agreement (the "Program Agreement") as of the sale date with ADS.  In connection with the sale, the Company received prepaid marketing funds of $13.3 million, which are being recognized as an offset to marketing expense pro rata over the ten year term of the agreement.  At January 29, 2005 and January 31, 2004, $10.2 million and $11.5 million, respectively, of these prepaid marketing funds were recorded as non-current liabilities.  The Program Agreement was amended and restated on March 5, 2004 (the "Amended and Restated Program Agreement") in connection with the sale of Peebles' Inc.'s private label credit card portfolio as discussed below.  Under the agreement as it relates to the Stage Portfolio, during the initial year credit sales were processed at no charge (i.e., discount) to the Company.  Beginning October 1, 2004, and adjusted quarterly thereafter based on the then trailing twelve month portfolio performance, if the defined net yield is above or below the specified range, the Company receives a premium or pays a discount on sales generated using the private label credit card equal to 50% of the excess or shortfall of the specified yield range divided by the defined portfolio yield turn rate.  The Amended and Restated Program Agreement provides for automatic one-year renewal terms at expiration.  The Company realized $1.9 million of premiums on credit sales related to this agreement during 2004, which have been recorded as a reduction to selling, general and administrative expenses.

Stage Stores, Inc.
Notes to Consolidated Financial Statements - (continued)

                With the Acquisition, the Company also acquired Peebles' private label credit card portfolio.  On March 5, 2004, the Company sold this private label credit card portfolio to the Bank.  At closing, the Company received consideration of approximately $34.8 million, which approximated the amount of account balances outstanding at the time of closing.  Under the terms of the Amended and Restated Program Agreement, the Company is obligated to reimburse the Bank up to a total of $3.5 million, of which $0.5 million is classified as current liabilities, during the first three years after the sale based on the non-attainment of a defined net portfolio yield performance and has recorded this obligation.

Under the terms of the Amended and Restated Program Agreement, the Bank is responsible for establishing credit policies, extending credit, issuing and activating credit cards to new accounts and authorizing credit purchases, as well as providing customer care, billing and remittance services.  The Bank owns the new accounts and balances generated during the ten year term of the Amended and Restated Program Agreement.

NOTE 4 - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements were as follows (in thousands):

	January 29, 2005	January 31, 2004
Land	$ 1,742	$ 1,742
Buildings	13,172	10,664
Fixtures and equipment	173,218	151,784
Leasehold improvements	107,912	85,487
	296,044	249,677
Accumulated depreciation	83,865	48,875
	$212,179	$200,802

                Depreciation expense was $36.5 million, $25.9 million and $18.0 million for fiscal years 2004, 2003, and 2002, respectively.

NOTE 5 - DEBT OBLIGATIONS

Debt obligations consist of the following (in thousands):

	January 29, 2005	January 31, 2004
Revolving Credit Facility	$ -	$10,700
Capital and finance lease obligations	3,178	2,419
	3,178	13,119
Less: Current portion of debt obligations	130	400
	$3,048	$12,719

Stage Stores, Inc.
Notes to Consolidated Financial Statements - (continued)

                Minimum annual payments required under existing capital and finance lease obligations (net of present value thereof) as of January 29, 2005 are as follows (in thousands):

	Minimum Lease Payments	Less: Interest	Net Present Value
2005	$ 578	$ 448	$ 130
2006	506	436	70
2007	509	423	86
2008	509	409	100
2009	510	394	116
Thereafter	4,905	2,229	2,676
Total	$7,517	$4,339	$3,178

On August 21, 2003, the Company entered into a $175.0 million senior secured revolving credit facility (the "Revolving Credit Facility") that matures August 21, 2008.  The Revolving Credit Facility replaced the Company's former $125.0 million senior secured revolving credit facility which was scheduled to mature in August of 2004.  On November 4, 2003, in conjunction with the Acquisition (see Note 2), the Company increased the Revolving Credit Facility commitment from $175.0 million to $250.0 million.  Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory and receivables as defined by the agreement.  The daily interest rates under the Revolving Credit Facility are determined by a prime rate or Eurodollar rate plus an applicable margin as set forth in the Revolving Credit Facility agreement.  Inventory, accounts receivable, cash and cash equivalents are pledged as collateral under the Revolving Credit Facility.  The Revolving Credit Facility supports the Company's outstanding letters of credit requirements, and is also used by the Company to provide financing for working capital, capital expenditures, and other general corporate purposes.  During 2004 and 2003, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 3.5% and $15.3 million and 2.9% and $48.2 million, respectively.

            The Company also issues letters of credit to support certain merchandise purchases, which are required to collateralize retained risks and deductibles under various insurance programs.  The Company had outstanding letters of credit totaling approximately $19.0 million at January 29, 2005, all of which were collateralized by the Company's Revolving Credit Facility.  These letters of credit expire within twelve months of issuance.  Excess borrowing availability under the Revolving Credit Facility at January 29, 2005, net of letters of credit outstanding and outstanding borrowings was $165.0 million.

The Revolving Credit Facility contains covenants which, among other things, restrict (i) the amount of additional debt or capital lease obligations, (ii) the amount of capital expenditures, payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions.  At January 29, 2005, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility.

At January 29, 2005, the Company had one capital lease obligation in the amount of $0.1 million, with an interest rate of 12%, which is classified as short term.

While infrequent in occurrence, occasionally the Company is responsible for the construction of leased stores and for paying project costs.  Emerging Issues Task Force ("EITF") Issue 97-10, "The Effect of Lessee Involvement in Asset Construction," requires the Company to be considered the owner (for accounting purposes) of this type of project during the construction period.  Such leases are accounted for as finance lease obligations with the amounts received from the landlord being recorded in debt obligations.  Interest expense is recognized at a rate that will amortize the finance lease obligation over the initial term of the lease.  As a result, the Company recorded approximately $3.1 million and $1.5 million as a finance lease obligation for two leases with interest rates ranging from 12.3% to 16.9% on its Consolidated Balance Sheet related to this type of project as of January 29, 2005 and January 31, 2004, respectively.

Stage Stores, Inc.
Notes to Consolidated Financial Statements - (continued)

NOTE 6 - STOCKHOLDERS' EQUITY

                The Company has issued and outstanding 511,619 Series A Warrants with an exercise price of $15.00 and 1,078,146 Series B Warrants with an exercise price of $20.00.  These warrants will expire August 23, 2006.

On July 29, 2002, the Board of Directors approved a stock repurchase program authorizing the Company to buy, from time to time during its 2002 fiscal year, up to $15.0 million of its common stock.  On September 19, 2002, the Board of Directors approved the repurchase of an additional $10.0 million of the Company's common stock.  On October 1, 2003, the Board approved a stock repurchase program authorizing the Company to buy, from time to time, up to $50.0 million of its common stock.  Additional amounts of its outstanding common stock may also be repurchased using the proceeds that the Company receives from the exercise of the above warrants or exercise of options under its 2001 Equity Incentive Plan, including the tax benefits that will accrue to the Company from the exercise of these options.  At January 29, 2005, $12.5 million was available to the Company for the stock repurchase, all of which is from stock option exercises.

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

NOTE 7 - STOCK INCENTIVE PLAN

As approved by the Company's shareholders, the Company established the Amended and Restated 2001 Equity Incentive Plan (the "Equity Incentive Plan") to reward, retain and attract key personnel.  To fund the Equity Incentive Plan, 5,500,000 shares of the Company's common stock have been reserved.

A summary of the option activity under the Equity Incentive Plan follows:

	Number of Outstanding Options	Weighted Average Option Price	Number of Exercisable Options	Weighted Average Exercise Price
Options outstanding at February 2, 2002	3,637,000	$15.00	-	$ -
Granted	108,000	22.43
Forfeited	(94,931)	15.58
Exercised	(83,663)	14.83
Options outstanding at February 1, 2003	3,566,406	15.21	820,681	15.04
Granted	311,500	26.92
Forfeited	(96,245)	15.78
Exercised	(536,596)	15.00
Options outstanding at January 31, 2004	3,245,065	16.35	1,181,193	15.19
Granted	391,500	36.24
Forfeited	(127,533)	20.22
Exercised	(825,298)	15.55
Options outstanding at January 29, 2005	2,683,734	$19.32	1,267,286	$15.60

                The options outstanding at February 2, 2002 relate to the options issued to key employees and directors in connection with the Company's successful emergence from bankruptcy on August 24, 2001.  The increase in the number of options granted in 2003 and 2004 from the level granted in 2002 is due to options issued in connection with the acquisition of Peebles.

The right to exercise options generally vests over four years from the date of grant, with 25% vesting at the end of each of the first four years following the date of grant, and will expire if not exercised ten years from the date of the grant.

Stage Stores, Inc.
Notes to Consolidated Financial Statements - (continued)

A summary of outstanding and exercisable options as of January 29, 2005 follows:

Option Price	Number of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Exercisable Options	Weighted Average Exercise Price
$13.75 - $16.25	2,000,433	$15.11	6.6	1,214,935	$15.18
17.75 - 24.45	105,275	20.03	8.0	20,775	19.96
25.40 - 32.01	207,326	29.35	8.4	31,576	29.20
32.48 - 41.23	370,700	36.25	9.4	-	-
	2,683,734	$19.32	7.2	1,267,286	$15.60

                During 2004, the Company granted 10,000 shares of restricted stock, with a three-year cliff vesting.  The market value per share on the date of grant was $35.53.  The Company recorded $0.1 million of compensation expense during 2004 related to this grant that is reflected as a component of selling, general and administrative expense.

                On June 14, 2004, the Company granted performance shares under the Equity Incentive Plan to members of senior management as a means of retaining and rewarding them for long-term performance based on shareholder return performance measures.  Under terms of the grant, which have a three year cliff vesting, the actual number of shares to be issued at no cost to the grant recipient in exchange for performance shares will be based on the level of attainment, at the end of the three year performance period, of specific shareholder return performance measures.  An aggregate target grant of 18,440 shares was made effective February 1, 2004, the start of the Company's 2004 fiscal year.  Depending on actual shareholder return performance at the end of the three year performance period, the actual aggregate number of shares that could be issued ranges from zero to a maximum of 36,880.  Compensation expense based on the anticipated number of shares of the Company's common stock and the related market value to be awarded at the end of the performance period is being recorded ratably over the performance period based on total shareholder return relative to performance measures through that date.  The Company recorded $0.3 million of compensation expense during 2004 related to this grant that is reflected as a component of selling, general, and administrative expense.  During the performance period, grant recipients do not have any rights of a shareholder in the Company with respect to common shares issuable under the grant until the shares have been issued.

On March 30, 2005, 80,039 options, with an exercise price of $38.27 and three-year cliff vesting which will expire if not exercised within seven years of the date of grant, were granted to senior management under the Company's long-term incentive program.  In addition, 27,962 performance shares, with similar terms and performance measures as described above for the June 14, 2004 grant, were also granted made effective January 30, 2005 to senior management under the Company's long-term incentive program.

NOTE 8 - BENEFIT PLANS

401(k) Plans: The Company has a contributory 401(k) savings plan (the "401(k) Plan") covering substantially all qualifying employees.  Under the 401(k) Plan, participants may contribute up to 25% of their qualifying earnings, subject to certain restrictions.  The Company currently matches 50% of each participant's contributions, limited up to 6% of each participant's compensation under the Plan.  The Company may make annual discretionary matching contributions.  The Company's matching contributions expense for the 401(k) Plan were approximately $1.0 million, $0.7 million and $0.8 million in 2004, 2003 and 2002, respectively.

Deferred Compensation Plans:  The Company has two deferred compensation plans (the "Deferred Compensation Plans") which provide executives, certain officers and key employees of the Company with the opportunity to participate in unfunded, deferred compensation programs that are not qualified under the Internal Revenue Code of 1986, as amended, (the "Code").  Generally, the Code and the Employee Retirement Income Security Act of 1974, as amended, restrict contributions to a 401(k) plan by highly compensated employees.  The Deferred Compensation Plans are intended to allow participants to defer income on a pre-tax basis.  Under the Deferred Compensation Plans, participants may defer up to 50% of their base salary and up to 100% of their bonus and earn a rate of return based on actual investments chosen by each participant.  The Company has established grantor trusts for the purposes of holding assets to provide benefits to the participants.  For the plan involving the executives and certain officers, the Company will match 100% of each participant's contributions, up to 10% of the sum of their base salary and bonus.  For the plan involving other key employees, the Company may make an annual discretionary matching contribution.  The Company currently matches 50% of each participant's contributions, up to 6% of the participant's compensation offset by the contribution the Company makes to the participant's 401(k) account, if any.  For both plans, Company contributions are vested 100%.  In addition, the Company may, with approval by the Board of Directors, at its sole discretion, make an additional employer contribution in any amount with respect to any participant as is determined in its sole discretion.  The Company's matching contribution expense for the Deferred Compensation Plans was approximately $1.0 million, $0.7 million, and $0.8 million for 2004, 2003 and 2002, respectively.

Stage Stores, Inc.
Notes to Consolidated Financial Statements - (continued)

Non-Employee Director Equity Compensation Plan:  In 2003, the Company adopted, and the Company's shareholders approved, the 2003 Non-Employee Director Equity Compensation Plan.  100,000 shares of the Company's stock have been reserved to fund this plan.  Under this plan, non-employee Directors have the option to defer all or a portion of their annual compensation fees and to receive such deferred fees in the form of restricted stock or deferred stock units as defined in this plan.  At January 29, 2005, $0.1 million was deferred under this plan.

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

Stage Stores, Inc.
Notes to Consolidated Financial Statements - (continued)

Information regarding the Retirement Plans is as follows (in thousands):

	Fiscal Year
	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$38,859	$37,210
Acquisition of Peebles at November 2, 2003	-	3,092
Service cost	47	13
Interest cost	2,221	2,187
Actuarial (gain) loss	372	(683)
Plan disbursements	(3,873)	(2,960)
Projected benefit obligation at end of year	37,626	38,859

Change in plan assets:
Fair value of plan assets at beginning of year	27,702	21,573
Acquisition of Peebles at November 2, 2003	-	2,340
Actual return on plan assets	2,326	5,049
Employer contributions	1,831	1,700
Plan disbursements	(3,873)	(2,960)
Fair value of plan assets at end of year	27,986	27,702

Funded status	(9,640)	(11,157)
Contribution after measurement date and on or before fiscal year end	-	210
Unrecognized net actuarial loss	2,857	2,601
Net amount recognized	$(6,783)	$(8,346)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability	$(7,498)	$(8,346)
Accumulated other comprehensive loss, pre-tax	715	-
Net amount recognized	$(6,783)	$(8,346)

Weighted-average disclosure assumptions:
For determining benefit obligations at year-end:
Discount rate (1)	5.75%	6.00%
Rate of compensation increase (2)	3.00%	5.00%
For determining net periodic cost for year:
Discount rate	6.00%	6.50%
Rate of compensation increase (2)	3.00%	5.00%
Expected return on assets	8.00%	8.50%

________________________________________________

(1)	The discount rate was selected by benchmarking the approximated cash flows of the plan to the Citigroup Pension Liability Index, adjusted to the next 25 basis points.
(2)	Applicable only to the plan assumed in the Acquisition which represents approximately $2.7 million of the total $37.6 million projected benefit obligation at January 29, 2005.

Stage Stores, Inc.
Notes to Consolidated Financial Statements - (continued)

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

	2005 Target	Fiscal Year
	Allocation	2004	2003
Equity securities	67%	67%	67%
Debt securities	15	15	15
Managed futures (1)	4	13	14
Market neutral (2)	4	-	-
Other - primarily cash (3)	10	5	4
Total	100%	100%	100%

________________________________________________
(1)           Comprised of separate funds employing diversified long/short strategies.
(2)           Comprised of separate funds that aim to produce almost the same profit regardless of market circumstances.
(3)           Increase in 2005 Target Allocation for Other-primarily cash is due to liquidation of managed futures as plan disbursements are expected to increase in 2005.

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

The components of pension cost for the Retirement Plans were as follows (in thousands):

	Fiscal Year
	2004	2003	2002
Net periodic pension cost for the fiscal year:
Service cost	$ 47	$ 13	$ -
Interest cost	2,221	2,187	2,364
Expected return on plan assets	(2,188)	(1,805)	(2,142)
Net loss amortization	-	6	-
(Gain) or loss due to settlement or curtailment	(22)	-	-
Net periodic pension cost	$ 58	$ 401	$ 222

The Company's funding policy is to make contributions to maintain the minimum funding requirements for its pension obligations in accordance with the Employee Retirement Income Security Act.  The Company may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs.  The Company expects to contribute approximately $1.0 million during 2005.

Stage Stores, Inc.
Notes to Consolidated Financial Statements - (continued)

The following benefit payments are expected to be paid (in thousands):

Fiscal Year
2005	$ 4,546
2006	2,541
2007	2,910
2008	2,582
2009	2,825
Fiscal years 2010 - 2015	$13,904

                The accumulated benefit obligation for the plans was $35.2 million and $35.5 million at January 29, 2005 and January 31, 2004, respectively.

NOTE 9 - OPERATING LEASES

The Company leases stores, the corporate headquarters, one of its distribution centers and equipment under operating leases.  Such leases generally require that the Company pay for utilities, taxes and maintenance expense.  A number of store leases provide for escalating minimum rent.  The Company records rent expense on a straight-line basis, evenly dividing rent expense over lease term, including the build-out period, and where appropriate applicable available lease renewal option periods.  The difference between the payment and expense in any period is recorded as deferred rent in other long-term liabilities in the Consolidated Balance Sheets.  The Company records construction allowances received from landlords as a deferred rent credit when earned in the Consolidated Balance Sheets.  Such deferred rent credit is amortized over the related term of the lease, commencing with the date the Company earns the construction allowance, as a reduction of rent.  Certain leases provide for contingent rents that are not measurable at inception.  These contingent rents are primarily based on percentage of sales that are in excess of a predetermined level.  These amounts are excluded from minimum rent and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable.

The Company has renewal options for most of its store leases.  A summary of rental expense associated with operating leases is as follows (in thousands):

	Fiscal Year
	2004	2003	2002
Minimum rentals	$46,424	$33,618	$25,289
Contingent rentals	5,257	5,640	7,809
Equipment rentals	878	1,342	1,496
	$52,559	$40,600	$34,594

Minimum rental commitments on long-term non-cancelable operating leases at January 29, 2005, net of sub-leases, are as follows (in thousands):

Fiscal Year

2005	$49,233
2006	42,187
2007	35,832
2008	29,938
2009	24,684
Thereafter	90,849
Total	$272,723

Stage Stores, Inc.
Notes to Consolidated Financial Statements - (continued)

NOTE 10 - INCOME TAXES

All Company operations are domestic.  Income tax expense consisted of the following (in thousands):

	Fiscal Year
	2004	2003	2002
Federal income tax expense:
Current	$15,986	$16,850	$14,878
Deferred	10,878	12,057	15,089
	$26,864	$28,907	$29,967
State income tax expense:
Current	$ 931	$ 364	$ 45
Deferred	1,425	1,420	1,443
	2,356	1,784	1,488
	$29,220	$30,691	$31,455

                Deferred income taxes includes $7.6 million of tax benefit from exercise of employee stock options, $0.3 million of tax benefit related to minimum pension liability adjustment and $1.0 million of recognition of pre-reorganization deferred tax assets which have been recorded as a direct addition to paid-in capital in 2004.  In addition, deferred taxes include $0.7 million related to reduction in the deferred tax liability recorded at the time of the acquisition of Peebles which was recorded as a reduction to goodwill in 2004.

Reconciliation between the federal income tax expense charged to income before income tax computed at statutory tax rates and the actual income tax expense recorded follows (in thousands):

	Fiscal Year
	2004	2003	2002
Federal income tax expense
at the statutory rate	$28,213	$29,430	$29,755
State income taxes, net	1,532	1,160	967
Other, net	(525)	101	733
	$29,220	$30,691	$31,455

Stage Stores, Inc.
Notes to Consolidated Financial Statements - (continued)

Deferred tax assets (liabilities) consist of the following (in thousands):

	January 29, 2005	January 31, 2004
Gross deferred tax assets
Net operating loss carryforwards	$ 4,439	$10,871
Bad debts	-	1,386
Tax credit carryforwards	2,881	2,881
Accrued expenses	2,086	2,584
Pension obligations	2,784	2,707
Lease obligations	7,834	8,079
Inventory	12,428	10,267
Deferred income	9,429	8,083
Other	3,622	2,782
	45,503	49,640
Gross deferred tax liabilities:
State income taxes	(1,799)	(2,143)
Depreciation and amortization	(28,294)	(27,058)
Other	(156)	(2,430)
	(30,249)	(31,631)
Valuation allowance	(2,750)	(2,750)
Net deferred tax assets	$12,504	$15,259

Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109") requires recognition of future tax benefits of deferred tax assets to the extent such realization is more likely than not.  Consistent with the requirements of SFAS 109, the tax benefits recognized related to pre-reorganization deferred tax assets have been recorded as a direct addition to additional paid-in-capital.  In recognizing such tax benefits at January 29, 2005, management has considered the nonrecurring nature of significant expenses, which contributed to the creation of the operating loss carryforwards and the improving trend of operations.  The valuation allowance of $2.8 million at January 29, 2005, was established due to tax credits and state net operating losses, which may expire prior to utilization.

The Company has net operating loss carryforwards for state income tax purposes of approximately $64.9 million, which if not utilized, will expire in varying amounts between 2005 and 2021.  The Company has Jobs Tax Credit carryforwards for federal income tax purposes of  $1.0 million, which if not utilized, will expire in varying amounts between 2006 through 2010.

Stage Stores, Inc.
Notes to Consolidated Financial Statements - (continued)

NOTE 11 - QUARTERLY FINANCIAL INFORMATION (unaudited)

                The following table shows quarterly information (in thousands, except per share amounts):

	Fiscal Year 2004
	Q1	Q2	Q3	Q4
Net sales	$289,658	$279,872	$285,296	$389,025
Gross profit	96,464	72,662	84,126	106,308
Net income	$ 18,481	$ 5,397	$ 8,900	$ 18,610

Basic earnings per common share	$ 0.98	$ 0.30	$ 0.50	$ 1.03
Diluted earnings per common share	$ 0.89	$ 0.27	$ 0.46	$ 0.94

Basic weighted average shares	18,925	18,194	17,863	18,149
Diluted weighted average shares	20,779	20,016	19,487	19,852

	FiscalYear2003
	Q1	Q2	Q3	Q4
Net sales	$197,987	$207,721	$197,949	$368,555
Gross profit	62,299	58,080	54,940	102,838
Net income	$ 13,168	$ 8,847	$ 12,384	$ 18,995

Basic earnings per common share	$ 0.70	$ 0.47	$ 0.65	$ 0.99
Diluted earnings per common share	$ 0.67	$ 0.44	$ 0.60	$ 0.91

Basic weighted average shares	18,877	18,905	19,007	19,224
Diluted weighted average shares	19,527	20,048	20,489	20,765

                The increase in the fourth quarter of fiscal 2003 net sales as a percentage of the total year reflects the impact of the inclusion of $95.9 million of net sales of the acquired Peebles stores commencing at the beginning of the fourth quarter.  The increase in sales in the first three quarters of fiscal 2004 over the same periods in the prior year are affected by the first year of sales from the Peebles stores acquired in November 2003.  In addition, the Texas sales tax holiday weekend promotional event occurred in the final week of the second quarter of 2003 while the event occurred in the first week of the third quarter in fiscal 2004.  This event is scheduled to occur in the third quarter in fiscal 2005.  Also included in net income in the third quarter of fiscal 2003 is the gain on sale of receivables, net of tax, of approximately $7.8 million, or $0.38 diluted earnings per share.  The Company does not believe that inflation had a material effect on its results of operations during the past three years.  However, there can be no assurance that the Company's business will not be affected by inflation in the future.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

From time to time, the Company and its subsidiaries are involved in various legal proceedings arising in the ordinary course of their business.  Management does not believe that any pending legal proceedings, either individually or in the aggregate, are material to the financial position, results of operations or cash flows of the Company or its subsidiaries.