Form 10-Q
period 2005-04-30
STAGE STORES INC
filed 2005-06-07
CIK 6885

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

As of June 1, 2005, there were 18,114,129 shares of the registrant's common stock outstanding.

References to a particular year are to Stage Stores, Inc.'s fiscal year, which is the 52 or 53 week period ending on the Saturday closest to January 31st of the following calendar year. For example, a reference to “2004” is a reference to the fiscal year ended January 29, 2005 and a reference to "2005" is a reference to the fiscal year ending January 28, 2006. Fiscal years 2004 and 2005 consist of 52 weeks.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
Stage Stores, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par values)
(unaudited)

	April 30, 2005	January 29, 2005

ASSETS
Cash and cash equivalents	$17,149	$40,455
Merchandise inventories, net	343,174	281,588
Current deferred taxes	23,759	24,031
Prepaid expenses and other current assets	18,817	22,278
Total current assets	402,899	368,352

Property, equipment and leasehold improvements, net	218,804	212,179
Goodwill	79,353	79,353
Intangible asset	14,910	14,910
Other non-current assets, net	12,475	12,205
Total assets	$728,441	$686,999

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$91,157	$74,957
Income taxes payable	12,362	11,024
Current portion of debt obligations	81	130
Accrued expenses and other current liabilities	55,068	57,080
Total current liabilities	158,668	143,191

Debt obligations	10,315	3,048
Deferred taxes	10,616	11,527
Other long-term liabilities	51,189	47,960
Total liabilities	230,788	205,726

Commitments and contingencies

Common stock, par value $0.01, 50,000 shares authorized,
21,440 and 21,405 shares issued, respectively	214	214
Additional paid-in capital	397,412	396,336
Less treasury stock - at cost, 3,218 and 3,083 shares, respectively	(100,046)	(94,828)
Minimum pension liability adjustment	(451)	(451)
Retained earnings	200,524	180,002
Stockholders' equity	497,653	481,273
Total liabilities and stockholders' equity	$728,441	$686,999

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Income
(in thousands, except earnings per share)
(unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 30, 2005	May 1, 2004

Net sales	$310,060	$289,658
Cost of sales and related buying, occupancy
and distribution expenses	205,898	193,194
Gross profit	104,162	96,464

Selling, general and administrative expenses	70,164	66,313
Store pre-opening costs	955	341
Interest, net of income of $128 and $13, respectively	468	476
Income before income tax	32,575	29,334

Income tax expense	12,053	10,853
Net income	$20,522	$18,481

Basic earnings per share data:

Basic earnings per share	$1.12	$0.98

Basic weighted average shares outstanding	18,311	18,925

Diluted earnings per share data:

Diluted earnings per share	$1.03	$0.89

Diluted weighted average shares outstanding	19,982	20,779

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 30, 2005	May 1, 2004
Cash flows from operating activities:
Net income	$20,522	$18,481
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,139	8,528
Deferred income taxes	(639)	935
Amortization of debt issue costs	112	111
Deferred stock compensation	139	-
Provision for bad debts	-	311
Construction allowances received from landlords	4,154	924
Proceeds from sale of private label credit card portfolio, net	-	34,764
Changes in operating assets and liabilities:
Decrease in accounts receivable and retained interest in receivables sold	-	3,537
Increase in merchandise inventories	(61,586)	(39,291)
Decrease in other assets	3,044	10,752
Increase in accounts payable and other liabilities	14,601	4,079
Total adjustments	(31,036)	24,650
Net cash provided by (used in) operating activities	(10,514)	43,131

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(15,729)	(6,305)
Net cash used in investing activities	(15,729)	(6,305)

Cash flows from financing activities:
Proceeds from (payments on):
Borrowings under revolving credit facility, net	7,279	(10,700)
Repurchases of common stock	(5,218)	(27,396)
Debt obligations	(61)	(241)
Exercise of stock options	937	3,314
Net cash provided by (used in) financing activities	2,937	(35,023)
Net increase (decrease) in cash and cash equivalents	(23,306)	1,803

Cash and cash equivalents:
Beginning of period	40,455	14,733
End of period	$17,149	$16,536

Supplemental disclosures:
Interest paid	$461	$327
Income taxes paid	$11,083	$2,842

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For the Thirteen Weeks Ended April 30, 2005
(in thousands)
(unaudited)

						Accumulated
	Common		Additional	Treasury		Other
	Stock		Paid-in	Stock		Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total

Balance, January 29, 2005	21,405	$214	$396,336	(3,083)	$(94,828)	$(451)	$180,002	$481,273

Net income	-	-	-	-	-	-	20,522	20,522
Repurchases of common stock	-	-	-	(135)	(5,218)	-	-	(5,218)
Stock options exercised	35	-	937	-	-	-	-	937
Deferred stock compensation	-	-	139	-	-	-	-	139
Balance, April 30, 2005	21,440	$214	$397,412	(3,218)	$(100,046)	$(451)	$200,524	$497,653

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements of Stage Stores, Inc. (“Stage Stores” or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Those adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto filed with Stage Stores’ Annual Report on Form 10-K for the year ended January 29, 2005. References to a particular year are to Stage Stores’ fiscal year, which is the 52 or 53 week period ending on the Saturday closest to January 31st of the following calendar year. For example, references to “2004” mean the fiscal year ended January 29, 2005 and a reference to "2005" is a reference to the fiscal year ending January 28, 2006.

Stage Stores, through its wholly-owned subsidiaries Specialty Retailers (TX) LP and SRI Limited Partner LLC, operates family apparel stores under the Stage, Bealls and Palais Royal names throughout the South Central states, and under the Peebles name throughout the Mid-Atlantic, Southeastern and Midwestern states. The Company offers moderately priced nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family. As of April 30, 2005, the Company operated 537 stores in 29 states.

Recent accounting standards: In November 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 151 "Inventory Costs, an Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that these items be recognized as current period charges. SFAS 151 applies only to inventory costs incurred during periods beginning after the effective date and also requires that the allocation of fixed production overhead to conversion costs be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 will not have a material impact on the Company's results of operations or financial position.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” ("SFAS 123(R)"), which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and is effective for reporting periods beginning after June 15, 2005. On April 14, 2005, the SEC announced the effective date of SFAS 123(R) was deferred until the beginning of the next fiscal year after June 15, 2005. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires an entity to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The Company expects to adopt SFAS 123(R) in the first quarter of 2006 and apply the standard using the prospective method, which requires compensation expense to be recorded for remaining unvested stock options as of the effective date and for new awards issued thereafter. Prior periods presented are not required to be restated.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance, as defined. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption will not have a material effect on the Company’s financial position or results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” Conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption will not have a material effect on the Company’s financial position or results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle and corrections of errors. SFAS 154 is effective for fiscal years beginning after December 15, 2005.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 for the grant of stock options (in thousands, except per share amounts).

	Thirteen Weeks Ended
	April 30, 2005	May 1, 2004

Net income, as reported	$20,522	$18,481
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(506)	(616)
Pro forma net income	$20,016	$17,865

Earnings per share:
Basic - as reported	$1.12	$0.98
Basic - pro forma	1.09	0.94

Diluted - as reported	$1.03	$0.89
Diluted - pro forma	1.00	0.86

The following table provides the significant weighted average assumptions used in the determination of the estimated fair value under the Black-Scholes option-pricing model of each option granted in the first quarter of the current and prior year.

	Thirteen Weeks Ended
	April 30, 2005	May 1, 2004

Expected volatility	33.85%	36.01%
Risk free rate	3.81%	1.94%
Expected life of options (in years)	4.0	3.0
Expected dividend yield	0.00%	0.00%

3.	Sale of Peebles' Private Label Credit Card Program

On November 4, 2003, the Company acquired Peebles Inc. (“Peebles”), a privately held, similarly focused retail company headquartered in South Hill, Virginia, which then operated 136 stores in 17 Mid-Atlantic, Southeastern and Midwestern states under the Peebles name. With this acquisition, the Company also acquired Peebles' private label credit card portfolio. On March 5, 2004, the Company sold this private label credit card portfolio to World Financial Network National Bank (the "Bank"). At closing, the Company received consideration of approximately $34.8 million which approximated the amount of account balances outstanding at the time of closing. Under the terms of the Amended and Restated Program Agreement dated March 5, 2004, the Company is obligated to reimburse the Bank up to a total of $3.5 million, based on the non-attainment of a defined net portfolio yield performance during the first three years after the sale. At that time, a liability of $3.5 million was recorded for this potential obligation. The Company has subsequently paid approximately $0.5 million in the initial measurement period after the sale. The Company currently estimates the total amount to be paid under this obligation could range from zero to $3.2 million over the three year measurement period. Accordingly, the Company has recorded a benefit of $0.3 million in the thirteen weeks ended April 30, 2005.

4.	Debt Obligations

Debt obligations consist of the following (in thousands):

	April 30, 2005	January 29, 2005
Revolving Credit Facility	$7,279	$-
Capital and finance lease obligations	3,117	3,178
	10,396	3,178
Less: Current portion of debt obligations	81	130
	$10,315	$3,048

The Company has a senior secured revolving credit facility (the “Revolving Credit Facility”) that matures August 21, 2008 which provides for borrowings up to a maximum of $250.0 million. Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. The daily interest rates under the Revolving Credit Facility are equal to the applicable prime rate or Eurodollar rate plus an applicable margin as set forth in the Revolving Credit Facility agreement. Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility. The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements. The outstanding borrowings at April 30, 2005 were $7.3 million. Excess borrowing availability under the Revolving Credit Facility, net of letters of credit outstanding of $22.5 million, was $183.0 million at April 30, 2005. During the first quarter of 2005, the weighted average interest rate on outstanding borrowings, and the average daily borrowings under the Revolving Credit Facility were 5.75% and $0.9 million, respectively.

The Revolving Credit Facility contains covenants which, among other things, restrict (i) the amount of additional debt or capital lease obligations, (ii) the amount of capital expenditures, payment of dividends and repurchase of common stock under certain circumstances, and (iii) related party transactions. At April 30, 2005, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility.

While infrequent in occurrence, occasionally the Company is responsible for the construction of leased stores and for paying project costs. Emerging Issues Task Force (“EITF”) Issue 97-10, The Effect of Lessee Involvement in Asset Construction, requires the Company to be considered the owner (for accounting purposes) of this type of project during the construction period. Such leases are accounted for as finance lease obligations with the amounts received from the landlord being recorded in debt obligations. Interest expense is recognized at a rate that will amortize the finance lease obligations over the initial term of the lease. As a result, the Company has recorded approximately $3.1 million on its Unaudited Condensed Consolidated Balance Sheet as of April 30, 2005, as finance lease obligations with interest rates ranging from 12.3% to 16.9% related to two store leases where EITF 97-10 was applicable.

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

The following table illustrates the components used to determine total diluted shares (in thousands):

	Thirteen weeks ended
	April 30, 2005	May 1, 2004
Basic weighted average shares outstanding	18,311	18,925
Effect of dilutive securities:
Stock options	835	1,053
Warrants	836	801
Diluted weighted average shares outstanding	19,982	20,779

The weighted average market price for the current and prior year first quarter was $38.77 and $37.07, respectively.

The following table illustrates the number of stock options that were outstanding but not included in the computation of diluted weighted average shares outstanding because the exercise price of the stock options was greater than the weighted average market price of the Company's common stock for the current year first quarter (in thousands):

	Thirteen weeks ended
	April 30, 2005	May 1, 2004

Number of anti-dilutive options outstanding	8	3

7.	Stock Repurchase Program

On October 1, 2003, the Company's Board of Directors approved a stock repurchase program authorizing the Company to repurchase (i) up to $50.0 million of its outstanding common stock plus (ii) such additional amounts of its outstanding common stock as may be repurchased using proceeds of the exercise of stock options under its Amended and Restated 2001 Equity Incentive Plan, as may be amended from time to time (the “Equity Incentive Plan”), including the tax benefits that accrue to the Company from the exercise of those stock options, in either case from time to time and in the open market or through privately negotiated transactions as deemed appropriate by the Company and dependent on market conditions (the “Stock Repurchase Program”).

The $50.0 million portion of the Stock Repurchase Program, which was completed during 2004, was funded by the Company’s cash flow and other liquidity sources. The Company has and expects to continue to repurchase its outstanding common stock from time to time using the proceeds that it receives from the exercise of stock options under the Plan, including the tax benefits that accrue to the Company from the exercise of those stock options, as well as proceeds that it receives from the exercise of its outstanding warrants.

The Company purchased 135,000 shares of its common stock at a cost of approximately $5.2 million during the thirteen weeks ended April 30, 2005. At April 30, 2005, approximately $8.2 million was available to the Company for stock repurchase, of which the entire amount relates to proceeds from the exercise of stock options.

8.	Deferred Stock Compensation

Periodically, the Company has granted performance shares under the Equity Incentive Plan to members of senior management as a means of retaining and rewarding them for long-term performance based on shareholder return performance measures. Under normal terms of the grants, which have a three year cliff vesting, the actual number of shares to be issued at no cost to the grant recipients in exchange for performance shares will be based on the level of attainment, at the end of the three year performance period, of specific shareholder return performance measures. An aggregate target grant of 46,402 shares and 18,440 shares were outstanding as of April 30, 2005 and May 1, 2004, respectively. Depending on actual shareholder return performance at the end of the various three year performance periods, the actual aggregate number of shares that could be issued ranges from zero to a maximum of 92,804 shares. During the performance period, grant recipients do not have any rights of a shareholder in the Company with respect to common shares issuable under the grants until the shares have been issued.

Compensation expense for these performance shares is primarily based on the anticipated number of shares of the Company’s common stock and the related market value to be awarded at the end of the performance period. The expense is being recorded ratably over the performance period based on total shareholder return relative to performance measures through that date. The Company has also granted 10,000 shares of restricted stock, with a three year cliff vesting, which had a market value per share of $35.53 on the date of grant. The Company recorded $0.1 million and $0.0 million of compensation expense related to these grants during the thirteen weeks ended April 30, 2005 and May 1, 2004, respectively, which is included within selling, general, and administrative expense.

9.	Retirement Plans

The Company sponsors two defined benefit plans. One was frozen effective June 30, 1998, and the other was closed to new participants at February 1, 1998 (the “Retirement Plans”). Information regarding the Retirement Plans is as follows (in thousands):

Components of Net Periodic Pension Costs

	Thirteen Weeks Ended
	April 30, 2005	May 1, 2004
Service cost	$-	$14
Interest cost	470	557
Expected return on plan assets	(470)	(550)
Net loss amortization	-	-
Net periodic pension cost	$-	$21

Employer Contribution

The Company expects to contribute approximately $1.0 million to its Retirement Plans in 2005. As of April 30, 2005, no Plan contributions have been made.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain statements in this Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the ability of the Company and its subsidiaries to maintain normal trade terms with vendors, the ability of the Company and its subsidiaries to comply with the various covenant requirements contained in the Company's Revolving Credit Facility (as defined below), the demand for apparel and other factors. The demand for apparel and sales volume can be affected by an economic downturn, a decline in consumer confidence, unusual weather patterns, an increase in the level of competition in the Company's market areas, competitors' marketing strategies, changes in fashion trends, changes in the average cost of merchandise purchased for resale, availability of product on normal payment terms and the failure to achieve the expected results of the Company's merchandising and marketing plans as well as its store pre-opening plans. The occurrence of any of the above could have a material and adverse impact on the Company's operating results. Most of these factors are difficult to predict accurately and are generally beyond the Company's control. Readers should consider the areas of risk described in the Company's Annual Report on Form 10-K for the year ended January 29, 2005 (the "Form 10-K”). Readers should carefully review the Form 10-K in its entirety including, but not limited to, the Company's financial statements and the notes thereto and the risks described under "Risk Factors" in Item 1 of the Form 10-K. Except for the Company's ongoing obligations to disclose material information under the federal securities laws, the Company undertakes no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, the Company claims the protection of the safe harbor provisions for forward-looking statements as contained in the Private Securities Litigation Reform Act of 1995.

General

Stage Stores is a Houston, Texas-based regional, specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family. As of April 30, 2005, the Company operated 537 stores located in 29 states. The Company operates under the Stage, Bealls and Palais Royal names throughout the South Central states, and under the Peebles name throughout the Mid-Atlantic, Southeastern and Midwestern states. The Company's principal focus is on consumers in small and mid-size markets which the Company believes are under-served and less competitive. The Company believes that it is able to differentiate itself from the competition in the small and mid-size markets in which it operates by offering consumers access to basic as well as fashionable, brand name merchandise not typically carried by other retailers in the same market area. In the highly competitive metropolitan markets in which it operates, the Company competes against national department store chains, which similarly offer moderately priced, brand name and private label merchandise. As a way of differentiating itself from the competition in these larger markets, the Company offers consumers a high level of customer service in convenient locations.

The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements as included in the 2004 Form 10-K for the year ended January 29, 2005.

Results of Operations

The following table sets forth the results of operations as a percentage of sales for the periods indicated:

	Thirteen Weeks Ended
	April 30, 2005	May 1, 2004

Net sales	100.0%	100.0%
Cost of sales and related buying, occupancy
and distribution expenses	66.4	66.7
Gross profit	33.6	33.3

Selling, general and administrative expenses	22.6	22.9
Store opening costs	0.3	0.1
Interest, net	0.2	0.2
Income before income tax	10.5	10.1

Income tax expense	3.9	3.7
Net income	6.6%	6.4%

Thirteen Weeks Ended April 30, 2005 Compared to Thirteen Weeks Ended May 1, 2004

Sales for the thirteen weeks ended April 30, 2005 (the “current year first quarter”) increased 7.0% to $310.1 million from $289.7 million for the thirteen weeks ended May 1, 2004 (the “prior year first quarter”). Comparable store sales, which are sales in stores open at least fourteen months prior to the reporting period, increased to 4.9% as compared to 4.5% in the prior year first quarter. The Company achieved comparable store sales increases during the current year first quarter in almost all of its key merchandise categories (i.e., those categories comprising greater than 5% of sales). Misses sportswear, special sizes and accessories categories provided the most significant increase in comparable store sales. On a market population basis, utilizing a ten mile radius from each store, the Company achieved overall comparable store sales increases during the current year first quarter in each of its small, mid-size and large markets store groups, with the strongest sales performance occurring in its small market stores. In its small market stores, or those in market areas of less than 50,000 people, comparable stores sales increased by 5.4%. In its mid-size market stores, or those in market areas of 50,000 to 150,000 people, comparable store sales increased 4.1%. In its large market stores, or those in market areas with populations greater than 150,000 people, comparable store sales increased 4.8%.

Gross profit increased 8.0% to $104.2 million for the current year first quarter from $96.5 million for the prior year first quarter. Gross profit, as a percent of sales, was 33.6% in the current year first quarter and 33.3% in the prior year first quarter. The increase in the gross profit rate in the current year first quarter was due to improved merchandise margins. The following is a summary of the changes between the current year first quarter and the prior year first quarter in the components of cost of sales, expressed as a percent of sales:

Decrease
Quarter 1 2005
Merchandise cost of sales	(0.3)%
Buying, occupancy, and distribution expenses	-
Total cost of sales and related buying, occupancy, and distribution expenses	(0.3)%

Selling, general and administrative (“SG&A”) expenses for the current year first quarter increased $3.9 million or 5.8% to $70.2 million from $66.3 million in the prior year first quarter. The overall increase in SG&A expenses from the prior year first quarter was primarily due to higher sales and increased store count. Overall, as a percentage of sales, SG&A expenses decreased to 22.6% from 22.9% in the comparable period last year. This decline in SG&A expenses as a percentage of sales reflected better leveraging of expenses due to increased sales.

Store pre-opening costs in the current year first quarter of $1.0 million related to ten new stores opened and five stores relocated. During the prior year first quarter, the Company incurred $0.3 million in store pre-opening costs, which related to six new stores opened. There were no store relocations in the prior year first quarter. In addition, a portion of this year’s pre-opening costs related to stores that are scheduled to be opened or relocated in subsequent months.

Net interest expense was $0.5 million in both the first quarters of 2005 and 2004. Interest expense is principally comprised of interest on borrowings under the Company’s senior secured revolving credit facility (the “Revolving Credit Facility”) that matures August 21, 2008, and provides for borrowings up to a maximum of $250.0 million, related letters of credit and commitment fees and amortization of debt issue costs. The Company's primary source of funding is its Revolving Credit Facility, as discussed in "Liquidity and Capital Resources".

The Company’s effective tax rate in 2005 is estimated to be 37%, resulting in income tax expense of $12.1 million in the current year first quarter. This compares to income tax expense of $10.9 million in the prior year first quarter during which its expected effective tax rate was 37%.

As a result of the foregoing, the Company had net income of $20.5 million for the current year first quarter as compared to net income of $18.5 million for the prior year first quarter, which represents an increase of 11.0%.

Seasonality and Inflation

Historically, the Company's business is seasonal and sales are traditionally lower during the first three quarters of the year (February through October) and higher during the last three months of the year (November through January). The fourth quarter typically accounts for slightly more than 30% of the Company's annual sales, with the other quarters accounting for approximately 22% to 24% each. Working capital requirements fluctuate during the year and generally reach their highest levels during the third and fourth quarters. The Company does not believe that inflation had a material effect on its results of operations during the thirteen weeks ended April 30, 2005 and May 1, 2004.  However, there can be no assurance that the Company's business will not be affected by inflation in the future.

Liquidity and Capital Resources

The Company's liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows, (iii) normal trade credit terms from the vendor and factor community, and (iv) its Revolving Credit Facility.

On November 4, 2003, the Company acquired Peebles Inc. (“Peebles”), a privately held, similarly focused retail company headquartered in South Hill, Virginia, which then operated 136 stores in 17 Mid-Atlantic, Southeastern and Midwestern states under the Peebles name. With this acquisition, the Company also acquired Peebles' private label credit card portfolio. On March 5, 2004, the Company sold this private label credit card portfolio to World Financial Network National Bank (the "Bank"). At closing, the Company received consideration of approximately $34.8 million which approximated the amount of account balances outstanding at the time of closing. Under the terms of the Amended and Restated Program Agreement dated March 5, 2004, the Company is obligated to reimburse the Bank up to a total of $3.5 million, based on the non-attainment of a defined net portfolio yield performance during the first three years after the sale. At that time, a liability of $3.5 million was recorded for this potential obligation. The Company subsequently paid approximately $0.5 million in the initial measurement period after the sale. The Company currently estimates the total amount to be paid under this obligation could range from zero to $3.2 million over the three year measurement period. Accordingly, the Company has recorded a benefit of $0.3 million in the thirteen weeks ended April 30, 2005.

The Company’s Revolving Credit Facility matures on August 21, 2008 and provides for borrowings up to a maximum of $250.0 million. Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. The daily interest rates under the Revolving Credit Facility are equal to the applicable prime rate or Eurodollar rate plus an applicable margin as set forth in the Revolving Credit Facility agreement. Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility. The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements. The outstanding borrowings at April 30, 2005 were $7.3 million. Excess borrowing availability under the Revolving Credit Facility, net of letters of credit outstanding of $22.5 million, was $183.0 million at April 30, 2005. During the first quarter of 2005, the weighted average interest rate on outstanding borrowings, and the average daily borrowings under the Revolving Credit Facility were 5.75% and $0.9 million, respectively.

The Revolving Credit Facility contains covenants which, among other things, restrict (i) the amount of additional debt or capital lease obligations, (ii) the amount of capital expenditures, payment of dividends and repurchase of common stock under certain circumstances, and (iii) related party transactions. The Company continually monitors its liquidity position and compliance with those covenants. At April 30, 2005, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility.

The Company used $10.5 million in cash for operating activities in the current year first quarter. Net income, adjusted for non-cash expenses such as depreciation and amortization, deferred income taxes, amortization of debt issue costs and deferred stock compensation provided cash of approximately $29.3 million. Changes in operating assets and liabilities used net cash of approximately $43.9 million, which included a $61.6 million increase in merchandise inventories due to seasonal build of inventories. Additionally, cash flows from operating activities included the receipt of $4.2 million of construction allowances from landlords, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

Capital expenditures are generally for new store openings, remodeling of existing stores and facilities, customary store maintenance and operating and information system enhancements and upgrades. Capital expenditures were $15.7 million in the current year first quarter as compared to $6.3 million in the prior year first quarter. The Company opened ten new stores and relocated five stores in the current year first quarter as compared to six stores opened and no relocated stores in the prior year first quarter. As noted above, the Company received construction allowances from landlords of $4.2 million in the current year first quarter to fund a portion of the capital expenditures related to store leasehold improvements in new and relocated stores, while $0.9 million was received from landlords in the prior year first quarter. These funds have been recorded as a deferred rent credit in the balance sheet and will be recorded as an offset to rent expense over the lease term commencing with the date the allowances were earned. Management currently estimates that total cash requirements, net of landlord construction allowances, related to capital expenditures will be approximately $65.0 million during 2005, principally for the opening of approximately thirty-five to forty new stores, the remodel and relocation of existing stores, information systems technology projects, and general maintenance of the Company’s infrastructure.

On October 1, 2003, the Company's Board of Directors approved a stock repurchase program authorizing the Company to repurchase (i) up to $50.0 million of its outstanding common stock plus (ii) such additional amounts of its outstanding common stock as may be repurchased using proceeds of the exercise of stock options under its Amended and Restated 2001 Equity Incentive Plan, as may be amended from time to time (the “Equity Incentive Plan”), including the tax benefits that accrue to the Company from the exercise of those stock options, in either case from time to time and in the open market or through privately negotiated transactions as deemed appropriate by the Company and dependent on market conditions (the “Stock Repurchase Program”).

The $50.0 million portion of the Stock Repurchase Program, which was completed during 2004, was funded by the Company’s cash flow and other liquidity sources. The Company has and expects to continue to repurchase its outstanding common stock from time to time using the proceeds that it receives from the exercise of stock options under the Plan, including the tax benefits that accrue to the Company from the exercise of those stock options, as well as proceeds that it receives from the exercise of its outstanding warrants.

The Company purchased 135,000 shares of its common stock at a cost of approximately $5.2 million during the thirteen weeks ended April 30, 2005. At April 30, 2005, approximately $8.2 million was available to the Company for stock repurchase, of which the entire amount relates to proceeds from the exercise of stock options.

While there can be no assurances, management believes that there should be sufficient liquidity to cover both the Company's short-term and long-term funding needs.

Recent accounting standards: In November 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 151 "Inventory Costs, an Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that these items be recognized as current period charges. SFAS 151 applies only to inventory costs incurred during periods beginning after the effective date and also requires that the allocation of fixed production overhead to conversion costs be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 will not have a material impact on the Company's results of operations or financial position.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” ("SFAS 123(R)"), which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and is effective for reporting periods beginning after June 15, 2005. On April 14, 2005, the SEC announced the effective date of SFAS 123(R) was deferred until the beginning of the next fiscal year after June 15, 2005. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires an entity to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The Company expects to adopt SFAS 123(R) in the first quarter of 2006 and apply the standard using the prospective method, which requires compensation expense to be recorded for remaining unvested stock options as of the effective date and for new awards issued thereafter. Prior periods presented are not required to be restated.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance, as defined. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption will not have a material effect on the Company’s financial position or results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” Conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption will not have a material effect on the Company’s financial position or results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle and corrections of errors. SFAS 154 is effective for fiscal years beginning after December 15, 2005.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Borrowings under the Company’s Revolving Credit Facility bear a floating rate of interest. As of April 30, 2005, there were $7.3 million outstanding borrowings under the Company's Revolving Credit Facility. A hypothetical 10% change in interest rates from the April 30, 2005 levels would have an approximate $0.04 million effect on the Company's results of operations and cash flows.

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

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2005.

Internal Control Over Financial Reporting

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

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  During the quarter ended April 30, 2005, the Company implemented new financial application systems related to the general ledger and accounts payable processes. Management believes these new systems represent an improvement to the internal control environment.  The new systems were subject to review during the implementation phase, and validation during the controls self assessment process.  As a result of these evaluations, it was concluded that the design and effectiveness of the controls over the new systems were functioning effectively.

There were no other changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

During the fiscal quarter ended April 30, 2005, the Company did not have any material legal proceedings brought against it, its subsidiaries or their properties.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)

January 30, 2005 to	-	$-	-	$12,745,563
February 26, 2005

February 27, 2005 to	35,000	$38.05	35,000	$11,748,392
April 2, 2005

April 3, 2005 to	100,000	$38.81	100,000	$8,171,441
April 30, 2005

Total	135,000	$38.61	135,000

(1)    On October 1, 2003, the Company's Board of Directors approved a stock repurchase program authorizing the Company to repurchase (i) up to $50.0 million of its outstanding common stock plus (ii) such additional amounts of its outstanding common stock as may be repurchased using proceeds of the exercise of stock options under its Amended and Restated 2001 Equity Incentive Plan, as may be amended  from time to time (the “Equity Incentive Plan”), including the tax benefits that accrue to the Company from the exercise of those stock options, in either case from time to time and in the open market or through privately negotiated transactions as deemed appropriate by the Company and dependent on market conditions (the “Stock Repurchase Program”).

The $50.0 million portion of the Stock Repurchase Program, which was completed during 2004, was funded by the Company’s cash flow and other liquidity sources. The Company has and expects to continue to repurchase its outstanding common stock from time to time using the proceeds that it receives from the exercise of stock options under the Plan, including the tax benefits that accrue to the Company from the exercise of those stock options, as well as proceeds that it receives from the exercise of its outstanding warrants.

The Company purchased 135,000 shares of its common stock at a cost of approximately $5.2 million during the thirteen weeks ended April 30, 2005. At April 30, 2005, approximately $8.2 million was available to the Company for stock repurchase, of which the entire amount relates to proceeds from the exercise of stock options.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

The following documents are the exhibits to this Form 10-Q. For convenient reference, each exhibit is listed according to the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
_________________________________
*  Filed electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAGE STORES, INC.

June 7, 2005	/s/ James R. Scarborough
(Date)	James R. Scarborough
Chief Executive Officer and President (Principal Executive Officer)

June 7, 2005	/s/ Michael E. McCreery
(Date)	Michael E. McCreery
Executive Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)