Form 10-Q
period 2005-07-30
STAGE STORES INC
filed 2005-09-08
CIK 6885

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to

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
Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).
Yes ☐ No ☑

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

As of September 1, 2005, there were 32,584,060 shares of the registrant's common stock outstanding.

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

Stage Stores, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par values)
(unaudited)

	July 30, 2005	January 29, 2005

ASSETS
Cash and cash equivalents	$15,649	$40,455
Merchandise inventories, net	323,133	281,588
Current deferred taxes	23,672	24,031
Prepaid expenses and other current assets	26,638	22,278
Total current assets	389,092	368,352

Property, equipment and leasehold improvements, net	230,996	212,179
Goodwill	79,353	79,353
Intangible asset	14,910	14,910
Other non-current assets, net	13,874	12,205
Total assets	$728,225	$686,999

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$98,271	$74,957
Income taxes payable	2,796	11,024
Current portion of debt obligations	69	130
Accrued expenses and other current liabilities	58,233	57,080
Total current liabilities	159,369	143,191

Debt obligations	5,018	3,048
Deferred taxes	10,323	11,527
Other long-term liabilities	53,683	47,960
Total liabilities	228,393	205,726

Commitments and contingencies

Common stock, par value $0.01, 75,000 shares authorized, 32,462 and 32,107 shares issued, respectively	325	321
Additional paid-in capital	402,842	396,229
Less treasury stock - at cost, 5,187 and 4,625 shares, respectively	(109,921)	(94,828)
Minimum pension liability adjustment	(451)	(451)
Retained earnings	207,037	180,002
Stockholders' equity	499,832	481,273
Total liabilities and stockholders' equity	$728,225	$686,999

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Income
(in thousands, except earnings per share)
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004

Net sales	$309,430	$279,872	$619,490	$569,530
Cost of sales and related buying, occupancy and distribution expenses	226,661	207,210	432,559	400,404
Gross profit	82,769	72,662	186,931	169,126

Selling, general and administrative expenses	71,047	63,359	141,211	129,672
Store pre-opening costs	739	155	1,694	496
Interest expense, net of income of $128 and $13 for the twenty-six weeks, respectively	645	581	1,113	1,057
Income before income tax	10,338	8,567	42,913	37,901

Income tax expense	3,825	3,170	15,878	14,023
Net income	$6,513	$5,397	$27,035	$23,878

Basic earnings per share data:

Basic earnings per share	$0.24	$0.20	$0.99	$0.86

Basic weighted average shares outstanding	27,225	27,291	27,346	27,839

Diluted earnings per share data:

Diluted earnings per share	$0.22	$0.18	$0.91	$0.78

Diluted weighted average shares outstanding	29,819	30,039	29,849	30,586

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Twenty-Six Weeks Ended July 30, 2005	Twenty-Six Weeks Ended July 31, 2004
Cash flows from operating activities:
Net income	$27,035	$23,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,493	17,414
Deferred income taxes	(845)	1,834
Amortization of debt issue costs	223	223
Deferred stock compensation	347	115
Provision for bad debts	-	311
Construction allowances received from landlords	6,303	979
Proceeds from sale of private label credit card portfolio, net	-	34,764
Changes in operating assets and liabilities:
Decrease in accounts receivable and retained interest in receivables sold	-	3,537
Increase in merchandise inventories	(41,545)	(27,301)
(Increase) decrease in other assets	(6,323)	4,996
Increase in accounts payable and other liabilities	15,659	2,726
Total adjustments	(6,688)	39,598
Net cash provided by operating activities	20,347	63,476

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(38,239)	(15,251)
Net cash used in investing activities	(38,239)	(15,251)

Cash flows from financing activities:
Proceeds from (payments on):
Borrowings under revolving credit facility, net	2,000	7,790
Repurchases of common stock	(15,093)	(57,060)
Debt obligations	(91)	(782)
Exercise of stock options and warrants	6,270	4,461
Net cash used in financing activities	(6,914)	(45,591)
Net increase (decrease) in cash and cash equivalents	(24,806)	2,634

Cash and cash equivalents:
Beginning of period	40,455	14,733
End of period	$15,649	$17,367

Supplemental disclosures:
Interest paid	$906	$716
Income taxes paid	$22,640	$3,176

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statement of Stockholders' Equity
For the Twenty-Six Weeks Ended July 30, 2005
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total

Balance, January 30, 2005	32,107	$321	$396,229	(4,625)	$(94,828)	$(451)	$180,002	$481,273

Net income	-	-	-	-	-	-	27,035	27,035
Repurchases of common stock	-	-	-	(562)	(15,093)	-	-	(15,093)
Stock options and and warrants exercised	355	4	6,266	-	-	-	-	6,270
Deferred stock compensation	-	-	347	-	-	-	-	347
Balance, July 30, 2005	32,462	$325	$402,842	(5,187)	$(109,921)	$(451)	$207,037	$499,832

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

Stage Stores, through its wholly-owned subsidiaries Specialty Retailers (TX) LP and SRI Limited Partner LLC, operates family apparel stores under the Stage, Bealls and Palais Royal names throughout the South Central states, and under the Peebles name throughout the Mid-Atlantic, Southeastern and Midwestern states. The Company offers moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family. As of July 30, 2005, the Company operated 542 stores in 29 states.

Stock Split: On July 5, 2005, the Company's Board of Directors approved a 3-for-2 stock split of the Company’s common stock, $.01 par value, which was paid in the form of a stock dividend on August 19, 2005 to shareholders of record of the Company’s common stock at the close of business on August 4, 2005.  The Company issued approximately 10.8 million shares of common stock as a result of the stock split.  The share and per share information included in these condensed consolidated financial statements have been restated to reflect the stock split for all periods presented.

Recent Accounting Standards: In November 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 151 "Inventory Costs, an Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that these items be recognized as current period charges. SFAS 151 applies only to inventory costs incurred during periods beginning after the effective date and also requires that the allocation of fixed production overhead to conversion costs be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on the Company's results of operations or financial position.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” ("SFAS 123(R)"), which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and is effective for reporting periods beginning after June 15, 2005. On April 14, 2005, the SEC announced the effective date of SFAS 123(R) was deferred until the beginning of the next fiscal year after June 15, 2005. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows”. SFAS 123(R) requires an entity to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees, as opposed to merely disclosing what the expense would have been if recognized. The Company expects to adopt SFAS 123(R) in the first quarter of 2006.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” Conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption is not expected to have a material effect on the Company’s financial position or results of operations.

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

The Company accounts for stock-based compensation using the intrinsic value method, prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost related to stock options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Net income, as reported, includes the compensation expense related to performance shares and non-vested stock granted to members of senior management. Compensation expense for the performance shares, recognized ratably over the performance period, is primarily based on the anticipated number of shares of the Company’s common stock and the related market value to be awarded at the end of the performance period. Compensation expense for the non-vested stock grant of 15,000 shares is being recognized ratably over the vesting period and is based on the market value at the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 for the grant of stock-based compensation (in thousands, except per share amounts).

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004

Net income, as reported	$6,513	$5,397	$27,035	$23,878
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	131	72	219	72
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(650)	(754)	(1,244)	(1,370)
Pro forma net income	$5,994	$4,715	$26,010	$22,580

Earnings per share:
Basic - as reported	$0.24	$0.20	$0.99	$0.86
Basic - pro forma	0.22	0.17	0.95	0.81

Diluted - as reported	$0.22	$0.18	$0.91	$0.78
Diluted - pro forma	0.20	0.16	0.87	0.74

The following table provides the significant weighted average assumptions used in the determination of the estimated fair value under the Black-Scholes option-pricing model of grants through the second quarter of the current and prior year.

Twenty-six Weeks Ended
	July 30, 2005	July 31, 2004

Expected volatility	33.1%-33.9%	27.8%-36.0%
Risk free rate	3.7%-3.8%	1.9%-3.6%
Expected life (in years)	3.0-4.0	3.0-4.0
Expected dividend yield	0%	0%

3.	Sale of Peebles' Private Label Credit Card Program

On November 4, 2003, the Company acquired Peebles Inc. (“Peebles”), a privately held, similarly focused retail company headquartered in South Hill, Virginia, which then operated 136 stores in 17 Mid-Atlantic, Southeastern and Midwestern states under the Peebles name. With this acquisition, the Company also acquired Peebles' private label credit card portfolio. On March 5, 2004, the Company sold this private label credit card portfolio to World Financial Network National Bank (the "Bank"). At closing, the Company received consideration of approximately $34.8 million which approximated the amount of account balances outstanding at the time of closing. Under the terms of the Amended and Restated Program Agreement dated March 5, 2004, the Company is obligated to reimburse the Bank up to a total of $3.5 million, based on the non-attainment of a defined net portfolio yield performance during the first three years after the sale (the “measurement period”), with a calculation of the cumulative amount due related to this obligation on each anniversary date of the agreement. At the time of the sale, a liability of $3.5 million was recorded for this potential obligation. The Company paid the Bank approximately $0.5 million at the end of the initial anniversary date after the sale as a result of the actual net portfolio yield falling below the defined net portfolio yield during the initial year of the measurement period. However, based on the current trend in the defined portfolio yield, the Company currently estimates the total amount to be paid under this obligation for the remaining twenty months of the measurement period could range from a refund of the approximately $0.5 million already paid to the Bank to a $2.3 million payment. Accordingly, to reduce the recorded liability to the $2.3 million, the Company has recorded a benefit of $0.7 million in the twenty-six weeks ended July 30, 2005.

4.	Debt Obligations

Debt obligations consist of the following (in thousands):

	July 30, 2005	January 29, 2005
Revolving Credit Facility	$2,000	$-
Capital and finance lease obligations	3,087	3,178
Subtotal	5,087	3,178
Less: Current portion of debt obligations	69	130
Total	$5,018	$3,048

The Company has a senior secured revolving credit facility (the “Revolving Credit Facility”) that matures August 21, 2008 which provides for borrowings up to a maximum of $250.0 million. Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. The daily interest rates under the Revolving Credit Facility are equal to the applicable prime rate or Eurodollar rate plus an applicable margin as set forth in the Revolving Credit Facility agreement. Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility. The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements. The outstanding borrowings at July 30, 2005 were $2.0 million. Excess borrowing availability under the Revolving Credit Facility, net of letters of credit outstanding of $26.0 million, was $175.5 million at July 30, 2005. During the first half of 2005, the weighted average interest rate on outstanding borrowings, and the average daily borrowings under the Revolving Credit Facility were 5.2% and $4.3 million, respectively.

The Revolving Credit Facility contains covenants which, among other things, restrict (i) the amount of additional debt or capital lease obligations, (ii) the amount of capital expenditures, payment of dividends and repurchase of common stock under certain circumstances, and (iii) related party transactions. At July 30, 2005, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility.

While infrequent in occurrence, the Company is occasionally responsible for the construction of leased stores and for paying project costs. Emerging Issues Task Force (“EITF”) Issue 97-10, The Effect of Lessee Involvement in Asset Construction, requires the Company to be considered the owner (for accounting purposes) of this type of project during the construction period. Such leases are accounted for as finance lease obligations with the amounts received from the landlord being recorded in debt obligations. Interest expense is recognized at a rate that will amortize the finance lease obligations over the initial term of the lease. As a result, the Company has recorded approximately $3.1 million on its Unaudited Condensed Consolidated Balance Sheet as of July 30, 2005, as finance lease obligations with interest rates ranging from 12.3% to 16.9% related to two store leases where EITF 97-10 was applicable.

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

The following table illustrates the components used to determine total diluted shares (in thousands):

	Thirteen weeks ended		Twenty-Six weeks ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Basic weighted average shares outstanding	27,225	27,291	27,346	27,839
Effect of dilutive securities:
Stock options	1,235	1,530	1,188	1,529
Warrants	1,344	1,203	1,300	1,203
Restricted stock	15	15	15	15
Diluted weighted average shares outstanding	29,819	30,039	29,849	30,586

Weighted average market price	$28.09	$24.74	$26.97	$24.73

The following table illustrates the number of stock options that were outstanding but not included in the computation of diluted weighted average shares outstanding because the exercise price of the stock options was greater than the weighted average market price of the Company's common stock for each applicable period (in thousands):

	Thirteen weeks ended		Twenty-Six weeks ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004

Number of anti-dilutive options outstanding	0	292	4	292

7.	Stock Repurchase Program

On October 1, 2003, the Company's Board of Directors approved a stock repurchase program (the “2003 Stock Repurchase Program”) authorizing the Company to repurchase up to $50.0 million of its outstanding common stock. On July 5, 2005, the Company’s Board of Directors approved an additional stock repurchase program (the “2005 Stock Repurchase Program”) authorizing the Company to repurchase up to $30.0 million of its outstanding common stock, specifically intended to help mitigate the dilutive impact on earnings per share that is expected to occur from the future exercise of the Company’s Series A and B warrants prior to their expiration on August 23, 2006. Under these programs additional amounts of outstanding common stock may be repurchased using proceeds of the exercise of employee stock options.

The $50.0 million portion of the 2003 Stock Repurchase Program was completed during 2004. During the twenty-six weeks ended July 30, 2005, the Company purchased 562,500 shares of its common stock at a cost of approximately $15.1 million. At July 30, 2005, approximately $33.6 million was available to the Company for stock repurchase, which includes the $30.0 million under the 2005 Stock Repurchase Program and available proceeds from the exercise of employee stock options.

8.	Retirement Plans

The Company sponsors two defined benefit plans. One was frozen effective June 30, 1998, and the other was closed to new participants at February 1, 1998 (the “Retirement Plans”). Information regarding the Retirement Plans is as follows (in thousands):

Components of Net Periodic Pension Costs

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Service cost	$24	$14	$24	$28
Interest cost	575	557	1,045	1,114
Expected return on plan assets	(570)	(550)	(1,040)	(1,100)
Net loss amortization	14	-	14	-
Net periodic pension cost	$43	$21	$43	$42

Employer Contribution

During the twenty-six weeks ended July 30, 2005, $0.01 million had been contributed to the Retirement Plans. In addition, the Company expects to contribute an additional approximate $1.3 million to its Retirement Plans during the third quarter of 2005.

9.	Subsequent Event

On August 23, 2005, the Company declared a quarterly cash dividend of $0.025 per share of common stock, payable on September 21, 2005 to shareholders of record at the close of business on September 6, 2005. The Company anticipates continued payment of quarterly cash dividends, subject to Board declaration and to the extent funds are available.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain statements in this Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the ability of the Company and its subsidiaries to maintain normal trade terms with vendors, the ability of the Company and its subsidiaries to comply with the various covenant requirements contained in the Company's Revolving Credit Facility (as defined below), the demand for apparel and other factors. The demand for apparel and sales volume can be affected by significant changes in economic conditions, including an economic downturn, employment levels in our markets, consumer confidence, energy and gasoline prices and other factors influencing discretionary consumer spending. Other factors affecting the demand for apparel and sales volume include unusual weather patterns, an increase in the level of competition in the Company's market areas, competitors' marketing strategies, changes in fashion trends, changes in the average cost of merchandise purchased for resale, availability of product on normal payment terms and the failure to achieve the expected results of the Company's merchandising and marketing plans as well as its store opening plans. The occurrence of any of the above could have a material and adverse impact on the Company's operating results. Most of these factors are difficult to predict accurately and are generally beyond the Company's control. Readers should consider the areas of risk described in the Company's Annual Report on Form 10-K for the year ended January 29, 2005 (the "Form 10-K”). Readers should carefully review the Form 10-K in its entirety including, but not limited to, the Company's financial statements and the notes thereto and the risks described under "Risk Factors" in Item 1 of the Form 10-K. Except for the Company's ongoing obligations to disclose material information under the federal securities laws, the Company undertakes no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, the Company claims the protection of the safe harbor provisions for forward-looking statements as contained in the Private Securities Litigation Reform Act of 1995.

General

Stage Stores is a Houston, Texas-based regional, specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family. As of July 30, 2005, the Company operated 542 stores located in 29 states. The Company operates under the Stage, Bealls and Palais Royal names throughout the South Central states, and under the Peebles name throughout the Mid-Atlantic, Southeastern and Midwestern states. The Company's principal focus is on consumers in small and mid-size markets which the Company believes are under-served and less competitive. The Company believes that it is able to differentiate itself from the competition in the small and mid-size markets in which it operates by offering consumers access to basic as well as fashionable, brand name merchandise not typically carried by other retailers in the same market area. In the highly competitive metropolitan markets in which it operates, the Company competes against national department store chains, which similarly offer moderately priced, brand name and private label merchandise. As a way of differentiating itself from the competition in these larger markets, the Company offers consumers a high level of customer service in convenient locations.

The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements as included in the 2004 Form 10-K for the year ended January 29, 2005.

Results of Operations

The following table sets forth the results of operations as a percent of sales for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six weeks ended
	July 30, 2005	7/31/2004 (1)	7/30/2005 (1)	July 31, 2004 (1)

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales and related buying, occupancy and distribution expenses	73.3	74.0	69.8	70.3
Gross profit	26.7	26.0	30.2	29.7

Selling, general and administrative expenses	23.0	22.6	22.8	22.8
Store pre-opening costs	0.2	0.1	0.3	0.1
Interest, net	0.2	0.2	0.2	0.2
Income before income tax	3.3	3.1	6.9	6.7

Income tax expense	1.2	1.1	2.6	2.5
Net income	2.1%	1.9%	4.4%	4.2%

(1) Percentages may not foot due to rounding.

Thirteen Weeks Ended July 30, 2005 Compared to Thirteen Weeks Ended July 31, 2004

Sales for the thirteen weeks ended July 30, 2005 (the “current year second quarter”) increased 10.5% to $309.4 million from $279.9 million for the thirteen weeks ended July 31, 2004 (the “prior year second quarter”). The increase in total sales primarily reflects the beneficial impact of the additional comparable store sales increases as well as the 30 net new stores opened since the end of the prior year second quarter. Comparable store sales, which are sales in stores open at least fourteen months prior to the reporting period, increased 7.0% as compared to a 3.2% decrease in the prior year second quarter.

The Company achieved comparable store sales increases during the current year second quarter in almost all of its key merchandise categories (i.e., those categories comprising greater than 5% of sales). Special sizes, accessories and misses sportswear categories provided the most significant increase in comparable store sales. On a market population basis, utilizing a ten mile radius from each store, the Company achieved overall comparable store sales increases during the current year second quarter of 7.8%, 6.8% and 5.3% in its small (less than 50,000 people), mid-size (50,000 to 150,000 people) and large markets (greater than 150,000 people) store groups, respectively.

Gross profit increased 13.9% to $82.8 million for the current year second quarter from $72.7 million for the prior year second quarter. Gross profit, as a percent of sales, was 26.7% in the current year second quarter and 26.0% in the prior year second quarter. The increase in the gross profit rate in the current year second quarter was due to (i) improved merchandise margins and (ii) improvement in the buying, store occupancy and distribution expenses, principally as a result of a $1.2 million reduction of estimated obligations to landlords for contingent rent and store real estate taxes. The following is a summary of the changes between the current year second quarter and the prior year second quarter in the components of cost of sales, expressed as a percent of sales:

Cost Component	Decrease Quarter 2, 2005
Merchandise cost of sales	(0.3)%
Buying, occupancy, and distribution expenses	(0.4)
Total cost of sales and related buying, occupancy, and distribution expenses	(0.7)%

Selling, general and administrative (“SG&A”) expenses for the current year second quarter increased $7.6 million or 12.0% to $71.0 million from $63.4 million in the prior year second quarter. As a percent of sales, SG&A expenses increased to 23.0% from 22.6% in the comparable period last year. The overall increase in SG&A expenses from the prior year second quarter included the impact of higher sales and increased store count on store operating expenses. The increase also included increases of $2.6 million in incentive compensation and $1.4 million in employee health costs. The increase in incentive compensation is reflective of the second quarter operating results in each year as compared to the Company’s targeted operating results for each of the respective years. No incentive compensation expense was recorded in the prior year second quarter due to the Company not achieving targeted results for that period. The increase in employee health costs is reflective of higher claims costs in the current year as well as a reduction in the estimated liability for outstanding claims at the end of the prior year second quarter. These increases in expenses were somewhat offset by $1.6 million in reductions to expense related to the program agreement with World Financial Network National Bank (the “Bank”), primarily related to the premiums received on private label credit card sales in the current year second quarter. Beginning in October 1, 2004, under terms of the program agreement with the Bank, , the Company receives a premium or pays a discount on sales generated using the private label credit card based on the portfolio performance.

Store pre-opening costs include costs related to stores opened during the quarter as well as costs associated with stores that are scheduled to be opened or relocated in subsequent months. Store pre-opening costs in the current year second quarter of $0.7 million included costs related to seven new stores opened and two stores relocated. During the prior year second quarter, the Company incurred $0.2 million in store pre-opening costs. There were no store openings or relocations in the prior year second quarter.

Net interest expense was $0.6 million in both the second quarters of 2005 and 2004. Interest expense is principally comprised of interest on borrowings under the Company’s senior secured revolving credit facility (the “Revolving Credit Facility”) that matures August 21, 2008, and provides for borrowings up to a maximum of $250.0 million, related letters of credit and commitment fees and amortization of debt issue costs.

The Company’s effective tax rate in 2005 is estimated to be 37%, resulting in income tax expense of $3.8 million in the current year second quarter. This compares to income tax expense of $3.2 million in the prior year second quarter during which its effective tax rate was 37%.

As a result of the foregoing, the Company had net income of $6.5 million for the current year second quarter as compared to net income of $5.4 million for the prior year second quarter, which represents an increase of 20.4%.

Twenty-Six Weeks Ended July 30, 2005 Compared to Twenty-Six Weeks Ended July 31, 2004

Sales for the twenty-six weeks ended July 30, 2005 (the “current year”) increased 8.8% to $619.5 million from $569.5 million for the twenty-six weeks ended July 31, 2004 (the “prior year”). The increase in total sales primarily reflects the beneficial impact of the additional comparable store sales increases as well as the 30 net new stores opened since the end of the prior year second quarter. Comparable store sales increased 5.9% in the current year as compared to a 0.6% increase in the prior year.

For the current year, the Company achieved the largest comparable store sales increases in its special sizes, accessories, misses sportswear, men's, young men’s and shoes departments. On a market population basis, the Company achieved overall comparable store sales increases during the current year of 6.6%, 5.4% and 5.0% in its small, mid-size and large markets store groups, respectively.

Gross profit increased 10.5% to $186.9 million for the current year from $169.1 million for the prior year. Gross profit, as a percent of sales, was 30.2% in the current year as compared to 29.7% in the prior year. The increase in the gross profit rate in the current year was due to (i) improved merchandise margins and (ii) improvement in the buying, store occupancy and distribution expenses, principally as a result of a $1.2 million reduction of estimated obligations to landlords for contingent rent and store real estate taxes. The following is a summary of the changes between the current year and the prior year in the components of cost of sales, expressed as a percent of sales:

Decrease YTD 2005
Cost Component
Merchandise cost of sales	(0.3)%
Buying, occupancy and distribution expenses	(0.2)
Total cost of sales and related buying, occupancy, and distribution expenses	(0.5)%

Selling, general and administrative (“SG&A”) expenses for the current year increased $11.5 million or 8.9% to $141.2 million from $129.7 in the prior year and, as a percent of sales, remained consistent with the prior year at 22.8%. SG&A expenses for the current year increased from the prior year primarily as a result of the higher sales and increase in the number of stores in operation in the current year as well as increased advertising. SG&A also included an increase of $2.5 million in incentive compensation from the prior year. The increase in incentive compensation is reflective of the operating results in each year as compared to the Company’s targeted operating results for each of the respective years. These increases in expenses were somewhat offset by $3.0 million in reductions to expense related to the program agreement with the Bank, primarily related to the premiums received on private label credit card sales in the current year. Beginning in October 1, 2004, under terms of the program agreement with the Bank, the Company receives a premium or pays a discount on sales generated using the private label credit card based on the portfolio performance.

Store pre-opening costs include costs associated with stores opened during the period as well as with stores that are scheduled to be opened or relocated in subsequent months. Store pre-opening costs in the current year of $1.7 million included costs related to the seventeen new stores opened and seven stores relocated during the current year as compared to $0.5 million incurred in the prior year related to the six new stores opened and no stores relocated.

Net interest expense was $1.1 million in both the current and prior year.

The Company’s effective tax rate in 2005 is estimated to be 37%, resulting in income tax expense of $15.9 million in the current year, as compared to income tax expense of $14.0 million in the prior year, during which its effective tax rate was 37.0%.

As a result of the foregoing, the Company had net income of $27.0 million for the current year as compared to net income of $23.9 million for the prior year, an increase of 13.0%.

Seasonality and Inflation

Historically, the Company's business is seasonal and quarterly sales are traditionally lower during the first three quarters of the year (February through October) and higher during the last quarter of the year (November through January). The fourth quarter typically accounts for slightly more than 30% of the Company's annual sales, with the other quarters accounting for approximately 22% to 24% each. Working capital requirements fluctuate during the year and generally reach their highest levels during the third and fourth quarters. The Company does not believe that inflation had a material effect on its results of operations during the thirteen and twenty-six weeks ended July 30, 2005 and July 31, 2004.  However, there can be no assurance that the Company's business will not be affected by inflation in the future.

Liquidity and Capital Resources

The Company's liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows, (iii) normal trade credit terms from the vendor and factor community, and (iv) its Revolving Credit Facility.

On November 4, 2003, the Company acquired Peebles Inc. (“Peebles”), a privately held, similarly focused retail company headquartered in South Hill, Virginia, which then operated 136 stores in 17 Mid-Atlantic, Southeastern and Midwestern states under the Peebles name. With this acquisition, the Company also acquired Peebles' private label credit card portfolio. On March 5, 2004, the Company sold this private label credit card portfolio to World Financial Network National Bank (the "Bank"). At closing, the Company received consideration of approximately $34.8 million which approximated the amount of account balances outstanding at the time of closing. Under the terms of the Amended and Restated Program Agreement dated March 5, 2004, the Company is obligated to reimburse the Bank up to a total of $3.5 million, based on the non-attainment of a defined net portfolio yield performance during the first three years after the sale (the “measurement period”), with a calculation of the cumulative amount due related to this obligation on each anniversary date of the agreement. At the time of the sale, a liability of $3.5 million was recorded for this potential obligation. The Company paid the Bank approximately $0.5 million at the end of the initial anniversary date after the sale as a result of the actual net portfolio yield falling below the defined net portfolio yield during the initial year of the measurement period. However, based on the current trend in the defined portfolio yield, the Company currently estimates the total amount to be paid under this obligation for the remaining twenty months of the measurement period could range from a refund of the approximately $0.5 million already paid to the Bank to a $2.3 million payment. Accordingly, to reduce the recorded liability to the $2.3 million, the Company has recorded a benefit of $0.7 million in the twenty-six weeks ended July 30, 2005.

The Company’s Revolving Credit Facility matures on August 21, 2008 and provides for borrowings up to a maximum of $250.0 million. Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. The daily interest rates under the Revolving Credit Facility are equal to the applicable prime rate or Eurodollar rate plus an applicable margin as set forth in the Revolving Credit Facility agreement. Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility. The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements. The outstanding borrowings at July 30, 2005 were $2.0 million. Excess borrowing availability under the Revolving Credit Facility, net of letters of credit outstanding of $26.0 million, was $175.5 million at July 30, 2005. During the second quarter of 2005, the weighted average interest rate on outstanding borrowings, and the average daily borrowings under the Revolving Credit Facility were 5.2% and $4.3 million, respectively.

The Revolving Credit Facility contains covenants which, among other things, restrict (i) the amount of additional debt or capital lease obligations, (ii) the amount of capital expenditures, payment of dividends and repurchase of common stock under certain circumstances, and (iii) related party transactions. The Company continually monitors its liquidity position and compliance with those covenants. At July 30, 2005, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility.

The Company generated $20.3 million in cash from operating activities in the current year. Net income, adjusted for non-cash expenses such as depreciation and amortization, deferred income taxes, amortization of debt issue costs and deferred stock compensation provided cash of approximately $46.3 million. Changes in operating assets and liabilities used net cash of approximately $32.2 million, which included a $41.5 million increase in merchandise inventories related to the increased investment to support new store growth and merchandising initiatives as well as the seasonal build of inventories. Additionally, cash flows from operating activities included the receipt of $6.3 million of construction allowances from landlords, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

Management currently estimates the capital expenditures, net of construction allowances to be received from landlords, in 2005 will be approximately $65.0 million. The expenditures will be for the estimated opening of 36 new stores and the remodels and relocations of existing stores. In addition, the Company will be closing and consolidating the operations of the Knoxville, Tennessee distribution center into the South Hill, Virginia distribution center in early 2006. Related to this consolidation, during 2005 the Company is investing in new sortation equipment and adding a new warehouse management system in the South Hill, Virginia, facility to improve its efficiency and productivity. The sortation systems and software being installed are the same as those currently used in the Jacksonville, Texas distribution center. In connection with this consolidation, the Company is in the process of converting the Peebles merchandise management systems from the current “legacy” system to the Retek merchandise management system used in Houston. This project will also be completed in early 2006. Having the same supply chain support systems and merchandising system in place will position the Jacksonville distribution center to eventually service the western Peebles stores, thus providing further capacity for the South Hill distribution center to support new store growth in eastern markets. The Company is also investing in the development and installation of a new merchandise planning system in 2005 which is expected to be completed in the first quarter of 2006. The new system is expected to improve the ability to optimize product assortments on a store-by-store basis. Capital expenditures are also being incurred for general maintenance of the Company’s infrastructure.

Capital expenditures were $38.2 million in the current year related to the above projects as compared to $15.3 million in the prior year. The Company opened seventeen new stores and relocated seven stores in the current year, as compared to six stores opened and no relocated stores in the same period during the prior year. As noted above, through the second quarter the Company received construction allowances from landlords of $6.3 million in the current year to fund a portion of the capital expenditures related to store leasehold improvements in new and relocated stores, while $1.0 million was received from landlords in the prior year. These funds have been recorded as a deferred rent credit in the balance sheet and will be recorded as an offset to rent expense over the lease term commencing with the date the allowances were earned.

On October 1, 2003, the Company's Board of Directors approved a stock repurchase program (the “2003 Stock Repurchase Program”) authorizing the Company to repurchase up to $50.0 million of its outstanding common stock. On July 5, 2005, the Company’s Board of Directors approved an additional stock repurchase program (the “2005 Stock Repurchase Program”) authorizing the Company to repurchase up to $30.0 million of its outstanding common stock, specifically intended to help mitigate the dilutive impact on earnings per share that is expected to occur from the future exercise of the Company’s Series A and B warrants prior to their expiration on August 23, 2006. Under these programs additional amounts of outstanding common stock may be repurchased using proceeds of the exercise of employee stock options.

The $50.0 million portion of the 2003 Stock Repurchase Program was completed during 2004. During the twenty-six weeks ended July 30, 2005, the Company purchased 562,500 shares of its common stock at a cost of approximately $15.1 million. At July 30, 2005, approximately $33.6 million was available to the Company for stock repurchase, which includes the $30.0 million under the 2005 Stock Repurchase Program and available proceeds from the exercise of employee stock options.

On August 23, 2005, the Company declared a quarterly cash dividend of $0.025 per share of common stock, payable on September 21, 2005 to shareholders of record on September 6, 2005. The Company anticipates continued payment of quarterly cash dividends, subject to Board declaration and to the extent funds are available.

While there can be no assurances, management believes that there should be sufficient liquidity to cover both the Company's short-term and long-term funding needs.

Recent Accounting Standards

Disclosure concerning recent accounting standards is incorporated by reference to Note 1 of the Company's Unaudited Condensed Consolidated Financial Statements contained in this Form 10-Q.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Borrowings under the Company’s Revolving Credit Facility bear a floating rate of interest. As of July 30, 2005, there were $2.0 million outstanding borrowings under the Company's Revolving Credit Facility. A hypothetical 10% change in interest rates from the July 30, 2005 levels would have an approximate $0.01 million effect on the Company's results of operations and cash flows.

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

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of July 30, 2005.

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

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  There were no changes in the Company’s internal control over financial reporting during the quarter ended July 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

During the fiscal quarter ended July 30, 2005, the Company did not have any material legal proceedings brought against it, its subsidiaries or their properties.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

May 1, 2005 to	150,000	$25.98	150,000	$4,320,962
May 28, 2005

May 29, 2005 to	180,000	$28.28	180,000	$1,820,648
July 2, 2005

July 3, 2005 to	30,000	$29.57	30,000	$33,621,678
July 30, 2005

Total	360,000	$27.43	360,000

(1)
On October 1, 2003, the Company's Board of Directors approved a stock repurchase program (the “2003 Stock Repurchase Program”) authorizing the Company to repurchase up to $50.0 million of its outstanding common stock. On July 5, 2005, the Company’s Board of Directors approved an additional stock repurchase program (the “2005 Stock Repurchase Program”) authorizing the Company to repurchase up to $30.0 million of its outstanding common stock, specifically intended to help mitigate the dilutive impact on earnings per share that is expected to occur from the future exercise of the Company’s Series A and B warrants prior to their expiration on August 23, 2006. Under these programs additional amounts of outstanding common stock may be repurchased using proceeds of the exercise of employee stock options.

The $50.0 million portion of the 2003 Stock Repurchase Program was completed during 2004. During the twenty-six weeks ended July 30, 2005, the Company purchased 562,500 shares of its common stock at a cost of approximately $15.1 million. At July 30, 2005, approximately $33.6 million was available to the Company for stock repurchase, which includes the $30.0 million under the 2005 Stock Repurchase Program and available proceeds from the exercise of employee stock options.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2005 Annual Meeting of Shareholders of the Company was held on June 2, 2005. The following matters were submitted to a vote of the Company's shareholders:

1. Election of Directors. With respect to the election of ten Directors to hold office until the 2006 Annual Meeting and until their successors have been elected and have qualified, the results of the election for each such director are as follows:

Directors	Votes For	Votes Withheld

Scott Davido	16,511,372	464,055
Alan Gilman	16,511,372	464,055
Michael Glazer	16,671,198	304,229
Michael McCreery	16,073,332	902,095
John Mentzer	16,671,198	304,229
Margaret Monaco	16,671,548	303,879
William Montgoris	16,671,548	303,879
Sharon Mosse	16,511,372	464,055
Walter Salmon	16,463,072	512,355
James Scarborough	16,639,944	335,483

2. Ratification of the Selection of Deloitte & Touche LLP as Independent Registered Public Accounting Firm for 2005. With respect to the ratification of the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2005, the results are as follows:

In Favor Of	Against	Abstain
16,813,043	161,894	490

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

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
                _________________________________________________
*	Filed electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAGE STORES, INC.

September 8, 2005	/s/ James R. Scarborough
(Date)	James R. Scarborough
Chief Executive Officer and President
(Principal Executive Officer)

September 8, 2005	/s/ Michael E. McCreery
(Date)	Michael E. McCreery
Executive Vice President, Chief Financial
Officer and Corporate Secretary
(Principal Financial and Accounting Officer)