Form 10-Q/A
period 2005-07-30
STAGE STORES INC
filed 2005-11-04
CIK 6885

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

As of September 1, 2005, there were 27,342,464 shares of the registrant's common stock outstanding.

This Form 10-Q/A is being filed solely for the purpose of correcting the number of shares of the registrant’s common stock outstanding as of September 1, 2005 on the cover of the Form 10-Q originally filed September 8, 2005 from 32,584,060 to 27,342,464. All other information contained in this Form 10-Q/A is unchanged from the Form 10-Q filed on September 8, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAGE STORES, INC.

November 4, 2005	/s/ James R. Scarborough
(Date)	James R. Scarborough
Chief Executive Officer and President
(Principal Executive Officer)

November 4, 2005	/s/ Michael E. McCreery
(Date)	Michael E. McCreery
Executive Vice President, Chief Financial
Officer and Corporate Secretary
(Principal Financial and Accounting Officer)