Form 10-Q
period 2005-10-29
STAGE STORES INC
filed 2005-12-08
CIK 6885

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2005

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

As of November 25, 2005, there were 26,462,754 shares of the registrant's common stock outstanding.

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

Stage Stores, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par values)
(unaudited)

	October 29, 2005	January 29, 2005

ASSETS
Cash and cash equivalents	$15,570	$40,455
Merchandise inventories, net	386,943	281,588
Current deferred taxes	23,549	24,031
Prepaid expenses and other current assets	29,652	22,278
Total current assets	455,714	368,352

Property, equipment and leasehold improvements, net	238,821	212,179
Goodwill	79,353	79,353
Intangible asset	14,910	14,910
Other non-current assets, net	14,461	12,205
Total assets	$803,259	$686,999

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$112,832	$74,957
Income taxes payable	2,469	11,024
Current portion of debt obligations	72	130
Accrued expenses and other current liabilities	68,017	57,080
Total current liabilities	183,390	143,191

Debt obligations	76,460	3,048
Deferred taxes	9,912	11,527
Other long-term liabilities	55,779	47,960
Total liabilities	325,541	205,726

Commitments and contingencies

Common stock, par value $0.01, 50,000 shares authorized, 32,633 and 32,107 shares issued, respectively	326	321
Additional paid-in capital	405,855	396,229
Less treasury stock - at cost, 6,448 and 4,625 shares, respectively	(143,515)	(94,828)
Minimum pension liability adjustment	(451)	(451)
Retained earnings	215,503	180,002
Stockholders' equity	477,718	481,273
Total liabilities and stockholders' equity	$803,259	$686,999

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Income
(in thousands, except earnings per share)
(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004

Net sales	$306,044	$285,296	$925,534	$854,826
Cost of sales and related buying, occupancy and distribution expenses	215,329	201,170	647,888	601,574
Gross profit	90,715	84,126	277,646	253,252

Selling, general and administrative expenses	73,933	68,160	215,144	197,832
Store pre-opening costs	1,293	1,065	2,987	1,561
Interest expense, net of income of $8 and $0 for the thirteen weeks and $136 and $13 for the thirty-nine weeks, respectively	972	774	2,085	1,831
Income before income tax	14,517	14,127	57,430	52,028

Income tax expense	5,371	5,227	21,249	19,250
Net income	$9,146	$8,900	$36,181	$32,778

Basic earnings per share data:

Basic earnings per share	$0.34	$0.33	$1.33	$1.19

Basic weighted average shares outstanding	27,030	26,794	27,240	27,491

Diluted earnings per share data:

Diluted earnings per share	$0.31	$0.30	$1.22	$1.09

Diluted weighted average shares outstanding	29,502	29,246	29,688	30,072

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Thirty-nine Weeks Ended	Thirty-nine Weeks Ended
	October 29, 2005	October 30, 2004
Cash flows from operating activities:
Net income	$36,181	$32,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,043	26,724
Deferred income taxes	(1,133)	3,773
Amortization of debt issue costs	335	335
Deferred stock compensation	592	173
Provision for bad debts	-	311
Construction allowances received from landlords	9,583	2,058
Proceeds from sale of private label credit card portfolio, net	-	34,764
Changes in operating assets and liabilities:
Decrease in accounts receivable and retained interest in receivables sold	-	2,880
Increase in merchandise inventories	(105,355)	(99,563)
(Increase) decrease in other assets	(8,549)	5,323
Increase in accounts payable and other liabilities	38,493	43,101
Total adjustments	(35,991)	19,879
Net cash provided by operating activities	190	52,657

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(58,492)	(32,260)
Proceeds from sale of fixtures and equipment	391	16
Net cash used in investing activities	(58,101)	(32,244)

Cash flows from financing activities:
Proceeds from (payments on):
Borrowings under revolving credit facility, net	73,462	34,210
Finance lease obligations	-	1,650
Repurchases of common stock	(48,687)	(61,701)
Debt obligations	(108)	(832)
Exercise of stock options and warrants	9,039	6,392
Payments of cash dividends	(680)	-
Net cash provided by (used in) financing activities	33,026	(20,281)
Net increase (decrease) in cash and cash equivalents	(24,885)	132

Cash and cash equivalents:
Beginning of period	40,455	14,733
End of period	$15,570	$14,865

Supplemental disclosures:
Interest paid	$1,737	$1,319
Income taxes paid	$27,499	$8,189

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statement of Stockholders' Equity
For the Thirty-nine Weeks Ended October 29, 2005
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Total

Balance, January 29, 2005	32,107	$321	$396,229	(4,625)	$(94,828)	$180,002	$(451)	$481,273

Net income	-	-	-	-	-	36,181	-	36,181
Dividends on common stock ($.025 per share)	-	-	-	-	-	(680)	-	(680)
Repurchases of common stock	-	-	-	(1,823)	(48,687)	-	-	(48,687)
Stock options and and warrants exercised	526	5	9,034	-	-	-	-	9,039
Deferred stock compensation	-	-	592	-	-	-	-	592

Balance, October 29, 2005	32,633	$326	$405,855	(6,448)	$(143,515)	$215,503	$(451)	$477,718

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

Stage Stores, through its wholly-owned subsidiaries Specialty Retailers (TX) LP and SRI Limited Partner LLC, operates family apparel stores under the Stage, Bealls and Palais Royal names throughout the South Central states, and under the Peebles name throughout the Mid-Atlantic, Southeastern and Midwestern states. The Company offers moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family. As of October 29, 2005, the Company operated 548 stores in 31 states.

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

Recent Accounting Standards: In November 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 151 "Inventory Costs, an Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that these items be recognized as current period charges. SFAS 151 applies only to inventory costs incurred during periods beginning after the effective date and also requires that the allocation of fixed production overhead to conversion costs be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on the Company's financial position or results of operations.

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

The Company accounts for stock-based compensation using the intrinsic value method, prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost related to stock options is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Net income, as reported, does include the compensation expense related to performance shares, stock appreciation rights and non-vested stock granted to members of senior management. Compensation expense for the performance shares and stock appreciation rights, recognized ratably over the performance period, is primarily based on the anticipated number of shares of the Company’s common stock and the related market value to be awarded at the end of the performance period. Compensation expense for the shares of stock granted is being recognized ratably over the vesting period and is based on the market value at the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 for the grant of stock-based compensation (in thousands, except per share amounts).

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004

Net income, as reported	$9,146	$8,900	$36,181	$32,778
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	154	56	373	128
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(636)	(778)	(1,880)	(2,148)
Pro forma net income	$8,664	$8,178	$34,674	$30,758

Earnings per share:
Basic - as reported	$0.34	$0.33	$1.33	$1.19
Basic - pro forma	0.32	0.31	1.27	1.12

Diluted - as reported	$0.31	$0.30	$1.22	$1.09
Diluted - pro forma	0.29	0.28	1.17	1.02

The following table provides the significant weighted average assumptions used in the determination of the estimated fair value under the Black-Scholes option-pricing model of grants through the third quarter of the current and prior year.

	Thirty-nine Weeks Ended
	October 29, 2005	October 30, 2004

Expected volatility	33.1%-33.9%	27.8%-36.0%
Risk free rate	3.7%-4.2%	1.9%-3.6%
Expected life (in years)	4.0	3.0-4.0
Expected dividend yield	0.0%-0.3%	0%

3.	Sale of Peebles' Private Label Credit Card Program

On November 4, 2003, the Company acquired Peebles Inc. (“Peebles”), a privately held, similarly focused retail company headquartered in South Hill, Virginia, which then operated 136 stores in 17 Mid-Atlantic, Southeastern and Midwestern states under the Peebles name. With this acquisition, the Company also acquired Peebles' private label credit card portfolio. On March 5, 2004, the Company sold this private label credit card portfolio to World Financial Network National Bank (the "Bank"). At closing, the Company received consideration of approximately $34.8 million, which approximated the amount of account balances outstanding at the time of closing. Under the terms of the Amended and Restated Program Agreement dated March 5, 2004, the Company is obligated to reimburse the Bank up to a total of $3.5 million, based on the non-attainment of a defined net yield for the Peebles portfolio during the first three years after the sale (the “measurement period”), with a calculation of the cumulative amount due related to this obligation on each of the first three anniversary dates of the agreement. At the time of the sale, a liability of $3.5 million was recorded for this estimated obligation. The Company paid the Bank approximately $0.5 million on the initial anniversary date after the sale, which reduced the recorded liability to $3.0 million, as a result of the actual net portfolio yield falling below the defined net portfolio yield during the initial year of the measurement period. Based on the improving trend in the actual net portfolio yield in the first and second quarters of 2005, the Company estimated that the total amount to be paid under the obligation could range from a refund of the approximately $0.5 million paid to the Bank on the initial anniversary date to a $2.3 million payment. To reduce the recorded liability to the $2.3 million estimate at July 30, 2005, the Company recorded a benefit of $0.7 million in the twenty-six weeks ended July 30, 2005. However, based on the further improvement in the current trend of the defined portfolio yield in the third quarter of 2005, the Company now anticipates that no additional amounts will be due and the approximately $0.5 million already paid to the Bank may be recovered after the second anniversary date reconciliation. Accordingly, the Company recorded a benefit of $2.3 million in the thirteen weeks ended October 29, 2005 to reverse the remaining recorded liability. The total benefit recognized in the thirty-nine weeks ended October 29, 2005 was $3.0 million.

4.	Debt Obligations

Debt obligations consist of the following (in thousands):

	October 29, 2005	January 29, 2005
Revolving Credit Facility	$73,462	$-
Capital and finance lease obligations	3,070	3,178

Subtotal	76,532	3,178
Less: Current portion of debt obligations	72	130

Total	$76,460	$3,048

The Company has a senior secured revolving credit facility (the “Revolving Credit Facility”), which matures on August 21, 2008, that provides for borrowings up to a maximum of $250.0 million. Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. The daily interest rates under the Revolving Credit Facility are equal to the applicable prime rate or Eurodollar rate plus an applicable margin as set forth in the Revolving Credit Facility agreement. Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility. The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements. The outstanding borrowings at October 29, 2005 were $73.5 million. Excess borrowing availability under the Revolving Credit Facility at October 29, 2005, net of letters of credit outstanding of $23.1 million, was $153.4 million. During the first nine months of 2005, the weighted average interest rate on outstanding borrowings, and the average daily borrowings under the Revolving Credit Facility were 5.4% and $11.3 million, respectively.

The Revolving Credit Facility contains covenants which, among other things, restrict (i) the amount of additional debt or capital lease obligations, (ii) the amount of capital expenditures, payment of dividends and repurchase of common stock under certain circumstances, and (iii) related party transactions. At October 29, 2005, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility.

While infrequent in occurrence, the Company is occasionally responsible for the construction of leased stores and for paying project costs. Emerging Issues Task Force (“EITF”) Issue 97-10, The Effect of Lessee Involvement in Asset Construction, requires the Company to be considered the owner (for accounting purposes) of this type of project during the construction period.

Such leases are accounted for as finance lease obligations with the amounts received from the landlord being recorded in debt obligations. Interest expense is recognized at a rate that will amortize the finance lease obligations over the initial term of the lease. As a result, the Company has recorded approximately $3.1 million as finance lease obligations on its Unaudited Condensed Consolidated Balance Sheet as of October 29, 2005, with interest rates ranging from 12.3% to 16.9% related to two store leases where EITF 97-10 was applicable.

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

The following table illustrates the components used to determine total diluted shares (shares in thousands):

	Thirteen weeks ended		Thirty-nine Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004

Basic weighted average shares outstanding	27,030	26,794	27,240	27,491
Effect of dilutive securities:
Stock options	1,137	1,336	1,126	1,407
Warrants	1,320	1,101	1,307	1,170
Non-vested stock grant	15	15	15	4

Diluted weighted average shares outstanding	29,502	29,246	29,688	30,072

Weighted average market price	$27.45	$22.79	$27.14	$24.07

The following table illustrates the number of stock options that were outstanding but not included in the computation of diluted weighted average shares outstanding because the exercise price of the stock options was greater than the weighted average market price of the Company's common stock for each applicable period (in thousands):

	Thirteen weeks ended		Thirty-nine Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004

Number of anti-dilutive options outstanding	237	468	238	308

7.	Stock Repurchase Program

On October 1, 2003, the Company's Board of Directors approved a stock repurchase program (the “2003 Stock Repurchase Program”) authorizing the Company to repurchase up to $50.0 million of its outstanding common stock. On July 5, 2005, the Company’s Board of Directors approved an additional stock repurchase program (the “2005 Stock Repurchase Program”) authorizing the Company to repurchase up to $30.0 million of its outstanding common stock, specifically intended to help mitigate the dilutive impact on earnings per share that is expected to occur from the future exercise of the Company’s Series A and B warrants prior to their expiration on August 23, 2006. Additional amounts of outstanding common stock could be repurchased under these programs using proceeds of the exercise of employee stock options.

During 2004, the Company repurchased approximately 2,502,000 shares of its common stock at a cost of $61.7 million, funded by the completion of the $50.0 million portion of the 2003 Stock Repurchase Program plus proceeds from the exercise of employee stock options. During the thirty-nine weeks ended October 29, 2005, the Company repurchased approximately 1,823,000 shares of its common stock at a cost of approximately $48.7 million, which included the completion of the $30.0 million portion of the 2005 Stock Repurchase Program and $18.7 million funded using the proceeds from the exercise of employee stock options. At October 29, 2005, approximately $2.9 million was available to the Company for stock repurchases from the proceeds of employee stock option exercises.

8.	Retirement Plans

The Company sponsors two defined benefit plans. One was frozen effective June 30, 1998, and the other was closed to new participants at February 1, 1998 (the “Retirement Plans”). Information regarding the Retirement Plans is as follows (in thousands):

Components of Net Periodic Pension Costs

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004

Service cost	$12	$14	$36	$42
Interest cost	523	557	1,568	1,671
Expected return on plan assets	(520)	(550)	(1,560)	(1,650)
Net loss amortization	7	-	21	-

Net periodic pension cost	$22	$21	$65	$63

Employer Contribution

During the thirty-nine weeks ended October 29, 2005, the Company contributed $1.4 million to the Retirement Plans.

9.	Cash Dividends

On August 23, 2005, the Company declared a quarterly cash dividend of $0.025 per share of common stock, which was paid on September 21, 2005 to shareholders of record on September 6, 2005. The total dividend payment was $0.7 million.

On November 30, 2005, the Company declared a quarterly cash dividend of $0.025 per share of common stock, which will be paid on December 28, 2005 to shareholders of record on December 13, 2005. The total dividend payment is expected to be approximately $0.7 million.

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

General

Stage Stores is a Houston, Texas-based regional, specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family. As of October 29, 2005, the Company operated 548 stores located in 31 states. The Company operates under the Stage, Bealls and Palais Royal names throughout the South Central states, and under the Peebles name throughout the Mid-Atlantic, Southeastern and Midwestern states. The Company's principal focus is on consumers in small and mid-size markets which the Company believes are under-served and less competitive. The Company believes that it is able to differentiate itself from the competition in the small and mid-size markets in which it operates by offering consumers access to basic as well as fashionable, brand name merchandise not typically carried by other retailers in the same market area. In the highly competitive metropolitan markets in which it operates, the Company competes against national department store chains, which similarly offer moderately priced, brand name and private label merchandise. As a way of differentiating itself from the competition in these larger markets, the Company endeavors to offer consumers a high level of customer service in convenient locations.

The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements as included in the 2004 Form 10-K for the year ended January 29, 2005.

Results of Operations

The following table sets forth the results of operations as a percent of sales for the periods indicated:

	Thirteen Weeks Ended		Thirty-nine weeks ended
	10/29/2005 (1)	10/30/2004 (1)	10/29/2005 (1)	October 30, 2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and related buying, occupancy and distribution expenses	70.4	70.5	70.0	70.4

Gross profit	29.6	29.5	30.0	29.6

Selling, general and administrative expenses	24.2	23.9	23.2	23.1
Store pre-opening costs	0.4	0.4	0.3	0.2
Interest, net	0.3	0.3	0.2	0.2

Income before income tax	4.7	5.0	6.2	6.1

Income tax expense	1.8	1.8	2.3	2.3

Net income	3.0%	3.1%	3.9%	3.8%

(1) Percentages may not foot due to rounding.

Thirteen Weeks Ended October 29, 2005 Compared to Thirteen Weeks Ended October 30, 2004

Sales for the thirteen weeks ended October 29, 2005 (the “current year third quarter”) increased 7.3% to $306.0 million from $285.3 million for the thirteen weeks ended October 30, 2004 (the “prior year third quarter”). Comparable store sales, which are sales in stores open at least fourteen months prior to the reporting period, increased 3.9% as compared to a 4.3% increase in the prior year third quarter. The increase in total sales primarily reflects the beneficial impact of the comparable store sales increase as well as revenue generated by the 26 net new stores opened since the end of the prior year third quarter. In the current year third quarter, the Company’s sales in its Gulf Coast region stores were negatively impacted during the periods of time that hurricanes Katrina and Rita were making landfall, which was primarily in September. During October, the Company experienced a significant sales rebound in the market areas that were most impacted by the storms, as those affected by the storms began to replenish their wardrobes.

The Company achieved comparable store sales increases during the current year third quarter in almost all of its key merchandise categories (i.e., those categories comprising greater than 5% of sales). Special sizes, accessories and misses sportswear categories achieved the most significant increases in comparable store sales. On a market population basis, utilizing a ten mile radius from each store, the Company achieved overall comparable store sales increases during the current year third quarter of 4.6%, 4.5% and 1.7% in its small (less than 50,000 people), mid-size (50,000 to 150,000 people) and large markets (greater than 150,000 people) store groups, respectively.

Gross profit increased 7.8% to $90.7 million for the current year third quarter from $84.1 million for the prior year third quarter. Gross profit, as a percent of sales, was 29.6% in the current year third quarter as compared to 29.5% in the prior year third quarter. The increase in the gross profit rate in the current year third quarter was due to improved merchandise margins, as the buying, store occupancy and distribution expenses were flat with the prior year third quarter. Reductions in buying, store occupancy and distribution expenses, as a rate of sales, achieved during the current year third quarter from productivity improvements and improved leverage in distribution expenses from higher sales were offset by increased depreciation expense. The following is a summary of the changes between the current year third quarter and the prior year third quarter in the components of cost of sales, expressed as a percent of sales:

Cost Component	Decrease Quarter 3, 2005
Merchandise cost of sales	(0.1)%
Buying, occupancy, and distribution expenses	-
Total cost of sales and related buying, occupancy, and distribution expenses	(0.1)%

Selling, general and administrative (“SG&A”) expenses for the current year third quarter increased $5.7 million or 8.4% to $73.9 million from $68.2 million in the prior year third quarter. As a percent of sales, SG&A expenses increased to 24.2% from 23.9% in the comparable period last year. The overall increase in SG&A expenses from the prior year third quarter included the impact of higher sales and increased store count on store operating expenses. However, as a rate of sales, store expenses decreased 20 basis points as a result of efficiencies in store payroll expenses during the current year third quarter which were partially offset by increases in other store expenses including higher utility costs. The increase in SG&A expenses for the current year third quarter also included charges of $2.3 million due under employment agreements for payments associated with the continuing consolidation of the Peebles management and operational functions, an increase of $1.6 million in incentive compensation which reflects current year third quarter operating results as compared to the Company’s targeted operating results and a $0.8 million increase in required reserves for workers compensation and general liability claims due to unfavorable claims development, principally related to Peebles’ trucking operations which were outsourced in the second quarter of the current fiscal year. These increases in expenses were somewhat offset by a $2.3 million reduction in the previously recorded liability associated with the sale of the Peebles portfolio in March 2004 (see Liquidity and Capital Resources) as well as $0.8 million in reductions to expense associated with the program agreement with World Financial Network National Bank (the “Bank”) related to the premiums received on private label credit card sales in the current year third quarter. Beginning in October 1, 2004, under terms of the program agreement with the Bank, the Company receives a premium or pays a discount on sales generated using the private label credit card, based on the portfolio performance.

Store pre-opening costs include costs related to stores opened during the quarter as well as costs associated with stores that are scheduled to be opened or relocated in subsequent months. Store pre-opening costs in the current year third quarter of $1.3 million included costs related to eleven new stores opened and six stores relocated. During the prior year third quarter, the Company incurred $1.1 million in store pre-opening costs. There were seven store openings and four relocations in the prior year third quarter.

Net interest expense was $1.0 million in the third quarter of 2005 compared to $0.8 million during the same period in 2004. Interest expense is principally comprised of interest on borrowings under the Company’s senior secured revolving credit facility (the “Revolving Credit Facility”), related letters of credit and commitment fees and amortization of debt issue costs.

The Company’s effective tax rate in 2005 is estimated to be 37%, resulting in income tax expense of $5.4 million in the current year third quarter. This compares to income tax expense of $5.2 million in the prior year third quarter during which its effective tax rate was 37%.

As a result of the foregoing, the Company had net income of $9.1 million for the current year third quarter as compared to net income of $8.9 million for the prior year third quarter, which represents an increase of 2.2%.

Thirty-nine Weeks Ended October 29, 2005 Compared to Thirty-nine Weeks Ended October 30, 2004

Sales for the thirty-nine weeks ended October 29, 2005 (the “current year”) increased 8.3% to $925.5 million from $854.8 million for the thirty-nine weeks ended October 30, 2004 (the “prior year”). Comparable store sales increased 5.3% in the current year as compared to a 1.8% increase in the prior year. The increase in total sales primarily reflects the beneficial impact of the comparable store sales increase as well as the sales generated by the 26 net new stores opened since the end of the prior year third quarter.

For the current year, the Company achieved the largest comparable store sales increases in its special sizes, accessories, misses sportswear, men's, young men’s and shoes departments. On a market population basis, the Company achieved overall comparable store sales increases during the current year of 5.9%, 5.1% and 3.9% in its small, mid-size and large markets store groups, respectively.

Gross profit increased 9.6% to $277.6 million for the current year from $253.3 million for the prior year. Gross profit, as a percent of sales, was 30.0% in the current year as compared to 29.6% in the prior year. The increase in the gross profit rate was due to (i) improved merchandise margins and (ii) improvement in the buying, store occupancy and distribution expenses. The decrease in buying, store occupancy and distribution expenses, as a rate of sales, was principally due to productivity improvements in distribution expenses as well as improved leverage in distribution and store occupancy expenses from higher sales. These improvements were somewhat offset by higher depreciation expense. The following is a summary of the changes between the current year and the prior year in the components of cost of sales, expressed as a percent of sales:

Decrease YTD 2005
Cost Component
Merchandise cost of sales	(0.2)%
Buying, occupancy and distribution expenses	(0.2)
Total cost of sales and related buying, occupancy, and distribution expenses	(0.4)%

Selling, general and administrative (“SG&A”) expenses for the current year increased $17.3 million, or 8.8%, to $215.1 million from $197.8 in the prior year and, as a percent of sales, increased to 23.2% from 23.1% in the comparable period last year. SG&A expenses for the current year increased from the prior year primarily as a result of the higher sales, increases in the number of stores in operation in the current year, and increased advertising costs. However, as a rate of sales, store expenses decreased 40 basis points as a result of efficiencies in store payroll expenses during the current year. The increase in SG&A expenses for the current year included charges of $2.3 million due under employment agreements for payments associated with the continuing consolidation of the Peebles management and operational functions. SG&A also included an increase of $4.1 million in incentive compensation over the prior year. The increase in incentive compensation is reflective of the operating results in each year as compared to the Company’s targeted operating results for each of the respective years. These increases in expenses were somewhat offset by a $3.0 million reduction in the previously recorded liability associated with the sale of the

Peebles portfolio in March 2004 (see Liquidity and Capital Resources) as well as $3.2 million in reductions to expense associated with the program agreement with the Bank related to the premiums received on private label credit card sales in the current year third quarter. Beginning in October 1, 2004, under terms of the program agreement with the Bank, the Company receives a premium or pays a discount on sales generated by customers using the private label credit card, based on the portfolio performance.

Store pre-opening costs include costs associated with stores opened during the period as well as with stores that are scheduled to be opened or relocated in subsequent months. Store pre-opening costs in the current year of $3.0 million included costs related to the 28 new stores opened and thirteen stores relocated during the current year as compared to $1.6 million incurred in the prior year related to the thirteen new stores opened and four stores relocated.

Net interest expense was $2.1 million for the current year compared to $1.8 million in the prior year.

The Company’s effective tax rate in 2005 is estimated to be 37%, resulting in income tax expense of $21.2 million in the current year, as compared to income tax expense of $19.3 million in the prior year, during which its effective tax rate was 37.0%.

As a result of the foregoing, the Company had net income of $36.2 million for the current year as compared to net income of $32.8 million for the prior year, which represents an increase of 10.4%.

Seasonality and Inflation

Historically, the Company's business is seasonal and quarterly sales are traditionally lower during the first three quarters of the year (February through October) and higher during the last quarter of the year (November through January). The fourth quarter typically accounts for slightly more than 30% of the Company's annual sales, with the other quarters accounting for approximately 22% to 24% each. Working capital requirements fluctuate during the year and generally reach their highest levels during the third and fourth quarters. The Company does not believe that inflation had a material effect on its results of operations during the thirteen and thirty-nine weeks ended October 29, 2005 and October 30, 2004.  However, there can be no assurance that the Company's business will not be affected by inflation in the future.

Liquidity and Capital Resources

The Company's liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows, (iii) normal trade credit terms from the vendor and factor community, and (iv) its Revolving Credit Facility.

On November 4, 2003, the Company acquired Peebles Inc. (“Peebles”), a privately held, similarly focused retail company headquartered in South Hill, Virginia, which then operated 136 stores in 17 Mid-Atlantic, Southeastern and Midwestern states under the Peebles name. With this acquisition, the Company also acquired Peebles' private label credit card portfolio. On March 5, 2004, the Company sold this private label credit card portfolio to World Financial Network National Bank (the "Bank"). At closing, the Company received consideration of approximately $34.8 million, which approximated the amount of account balances outstanding at the time of closing. Under the terms of the Amended and Restated Program Agreement dated March 5, 2004, the Company is obligated to reimburse the Bank up to a total of $3.5 million, based on the non-attainment of a defined net yield for the Peebles portfolio during the first three years after the sale (the “measurement period”), with a calculation of the cumulative amount due related to this obligation on each of the first three anniversary dates of the agreement. At the time of the sale, a liability of $3.5 million was recorded for this estimated obligation. The Company paid the Bank approximately $0.5 million on the initial anniversary date after the sale, which reduced the recorded liability to $3.0 million, as a result of the actual net portfolio yield falling below the defined net portfolio yield during the initial year of the measurement period. Based on the improving trend in the actual net portfolio yield in the first and second quarters of 2005, the Company estimated that the total amount to be paid under the obligation could range from a refund of the approximately $0.5 million paid to the Bank on the initial anniversary date to a $2.3 million payment. To reduce the recorded liability to the $2.3 million estimate at July 30, 2005, the Company recorded a benefit of $0.7 million in the twenty-six weeks ended July 30, 2005. However, based on the further improvement in the current trend of the defined portfolio yield in the third quarter of 2005, the Company now anticipates that no additional amounts will be due and the approximately $0.5 million already paid to the Bank may be recovered after the second anniversary date reconciliation. Accordingly, the Company recorded a benefit of $2.3 million in the thirteen weeks ended October 29, 2005 to reverse the remaining recorded liability. The total benefit recognized in the thirty-nine weeks ended October 29, 2005 was $3.0 million.

The Company’s Revolving Credit Facility matures on August 21, 2008 and provides for borrowings up to a maximum of $250.0 million. Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. The daily interest rates under the Revolving Credit Facility are equal to the applicable prime rate or Eurodollar rate plus an applicable margin as set forth in the Revolving Credit Facility agreement. Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility. The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements. The outstanding borrowings at October 29, 2005 were $73.5 million. Excess borrowing availability under the Revolving Credit Facility, net of letters of credit outstanding of $23.1 million, was $153.4 million at October 29, 2005. During the third quarter of 2005, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 5.4% and $11.3 million, respectively.

The Revolving Credit Facility contains covenants which, among other things, restrict (i) the amount of additional debt or capital lease obligations, (ii) the amount of capital expenditures, payment of dividends and repurchase of common stock under certain circumstances, and (iii) related party transactions. The Company continually monitors its liquidity position and compliance with those covenants. At October 29, 2005, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility.

The Company generated $0.2 million in cash from operating activities in the current year. Net income, adjusted for non-cash expenses such as depreciation and amortization, deferred income taxes, amortization of debt issue costs and deferred stock compensation, provided cash of approximately $66.0 million. Changes in operating assets and liabilities used net cash of approximately $75.4 million, which included a $105.4 million increase in merchandise inventories related to the increased investment to support new store growth and merchandising initiatives, as well as the seasonal build of inventories. Additionally, cash flows from operating activities included the receipt of $9.6 million of construction allowances from landlords, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

Management currently estimates the capital expenditures, net of construction allowances to be received from landlords, in 2005 will be approximately $65 million. The expenditures will be for the estimated opening of 36 new stores and the remodels and relocations of existing stores. In addition, the Company will be closing and consolidating the operations of the Knoxville, Tennessee distribution center into the South Hill, Virginia distribution center in early 2006. Related to this consolidation, during 2005 the Company is investing in new sortation equipment and adding a new warehouse management system in the South Hill, Virginia, facility to improve its efficiency and productivity. The sortation systems and software being installed are the same as those currently used in the Jacksonville, Texas distribution center. In connection with this consolidation, the Company is in the process of converting the Peebles merchandise management systems from the current “legacy” system to the Retek merchandise management system used in Houston. This project will also be completed in early 2006. Having the same supply chain support systems and merchandising system in place will position the Jacksonville distribution center to eventually service the western Peebles stores, thus providing further capacity for the South Hill distribution center to support new store growth in eastern markets. The Company is also investing in the development and installation of a new merchandise planning system in 2005 which is expected to be completed in the second quarter of 2006. The new system is expected to improve the ability to optimize product assortments on a store-by-store basis. Capital expenditures are also being incurred for general maintenance of the Company’s infrastructure.

Year-to-date capital expenditures were $58.5 million in the current year related to the above projects as compared to $32.3 million in the prior year. The Company opened 28 new stores and relocated thirteen stores in the current year, as compared to thirteen stores opened and four relocated stores in the same period during the prior year. As noted above, through the third quarter the Company received construction allowances from landlords of $9.6 million in the current year to fund a portion of the capital expenditures related to store leasehold improvements in new and relocated stores, while $2.1 million was received from landlords in the prior year. These funds have been recorded as a deferred rent credit in the balance sheet and will be recorded as an offset to rent expense over the lease terms, commencing on the dates the allowances were earned.

On October 1, 2003, the Company's Board of Directors approved a stock repurchase program (the “2003 Stock Repurchase Program”) authorizing the Company to repurchase up to $50.0 million of its outstanding common stock. On July 5, 2005, the Company’s Board of Directors approved an additional stock repurchase program (the “2005 Stock Repurchase Program”) authorizing the Company to repurchase up to $30.0 million of its outstanding common stock, specifically intended to help mitigate the dilutive impact on earnings per share that is expected to occur from the future exercise of the Company’s Series A and B warrants prior to their expiration on August 23, 2006. Under these programs additional amounts of outstanding common stock could be repurchased using proceeds of the exercise of employee stock options.

During 2004, the Company completed the $50.0 million portion of the 2003 Stock Repurchase Program. During the thirty-nine weeks ended October 29, 2005, the Company repurchased approximately 1,823,000 shares of its common stock at a cost of approximately $48.7 million, which included the completion of the $30.0 million portion of the 2005 Stock Repurchase Program and $18.7 million funded using the proceeds from the exercise of employee stock options. At October 29, 2005, approximately $2.9 million was available to the Company for stock repurchases with proceeds from the exercise of employee stock options.

On August 23, 2005, the Company declared a quarterly cash dividend of $0.025 per share of common stock, which was paid on September 21, 2005 to shareholders of record on September 6, 2005. The total dividend payment was $0.7 million.

On November 30, 2005, the Company declared a quarterly cash dividend of $0.025 per share of common stock, which will be paid on December 28, 2005 to shareholders of record on December 13, 2005. The total dividend payment is expected to be approximately $0.7 million.

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

Borrowings under the Company’s Revolving Credit Facility bear a floating rate of interest. As of October 29, 2005, there were $73.5 million outstanding borrowings under the Company's Revolving Credit Facility. A hypothetical 10% change in interest rates from the October 29, 2005 levels would have an approximate $0.4 million effect on the Company's results of operations and cash flows.

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

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of October 29, 2005.

Internal Control Over Financial Reporting

As defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act, the term "internal control over financial reporting" means a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  There were no changes in the Company’s internal control over financial reporting during the quarter ended October 29, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

During the fiscal quarter ended October 29, 2005, the Company did not have any material legal proceedings brought against it, its subsidiaries or their properties.

Item 1A.	RISK FACTORS

There have not been any material changes from the risk factors as previously disclosed in the Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

July 31, 2005 to August 27, 2005	-	$-	-	$35,258,103

August 28, 2005 to October 1, 2005	497,740	$27.28	497,740	$22,877,580

October 2, 2005 to October 29, 2005	762,809	$26.24	762,809	$2,944,775

Total	1,260,549	$26.65	1,260,549

(1)
On July 5, 2005, the Company’s Board of Directors approved a stock repurchase program (the “2005 Stock Repurchase Program”) authorizing the Company to repurchase up to $30.0 million of its outstanding common stock, specifically intended to help mitigate the dilutive impact on earnings per share that is expected to occur from the future exercise of the Company’s Series A and B warrants prior to their expiration on August 23, 2006. Under this program additional amounts of outstanding common stock could be repurchased using proceeds of the exercise of employee stock options. During the third quarter 2005, as reflected above, the Company repurchased approximately 1,261,000 shares of its common stock at a cost of approximately $33.6 million, which included the completion of the $30.0 million portion of the 2005 Stock Repurchase Program and $3.6 million funded using the proceeds from the exercise of employee stock options. At October 29, 2005, approximately $2.9 million was available to the Company for stock repurchases with proceeds from the exercise of employee stock options.

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

STAGE STORES, INC.

December 8, 2005	/s/ James R. Scarborough
(Date)	James R. Scarborough
Chief Executive Officer and President
(Principal Executive Officer)

December 8, 2005	/s/ Michael E. McCreery
(Date)	Michael E. McCreery
Executive Vice President, Chief Financial
Officer and Corporate Secretary
(Principal Financial and Accounting Officer)