Form 10-K/A
period 2005-01-29
STAGE STORES INC
filed 2006-02-13
CIK 6885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission File No. 1-14035

Stage Stores, Inc.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	91-1826900 (I.R.S. Employer Identification No.)

10201 MAIN STREET, HOUSTON, TEXAS (Address of principal executive offices)	77025 (Zip Code)

Registrant's telephone number, including area code:	(800) 579-2302

Securities registered pursuant to Section 12(b) of the Act:	NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock ($0.01 par value) Series A Warrants (Expiration Date August 23, 2006) Series B Warrants (Expiration Date August 23, 2006)	NASDAQ NASDAQ NASDAQ

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

As of July 31, 2004 (the last business day of the registrant's most recently completed second quarter), the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant was $634,522,197 (based upon the closing price of the registrant’s common stock as reported by NASDAQ on July 30, 2004). As of April 6, 2005, there were 18,296,360 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

This Amendment on Form 10-K/A is being filed by Stage Stores, Inc. (the “Company”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005, as filed with the Securities and Exchange Commission on April 28, 2005. This Amendment on Form 10-K/A is being filed in response to a comment received from the Staff of the Securities and Exchange Commission requesting that the Company revise its disclosure in Item 9A Controls and Procedures of Part II to state, in clear and unqualified language, the conclusions reached by the Company’s chief executive officer and the Company’s chief financial officer on the effectiveness of both the Company’s disclosure controls and procedures and the Company’s internal controls over financial reporting. Except for Item 9A of Part II, no other information included in the original report on Form 10-K is amended by this Form 10-K/A.

PART II

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

The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, they concluded that the Company's disclosure controls and procedures were not effective as of January 29, 2005 due to the Company’s lease accounting practices discussed below.

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

With the participation of the Company's Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management determined that the Company's system of internal control over financial reporting was not effective as of January 29, 2005 due to the Company’s lease accounting practices discussed below. In performing its evaluation, management reviewed the Company's lease accounting practices in light of the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission on February 7, 2005. As a result of this review, management concluded that the Company's controls over the selection and monitoring of appropriate assumptions and factors affecting lease accounting practices were insufficient. Management determined that the Company's rent, depreciation, and interest expense, property and equipment, finance lease obligations, deferred rent credits and deferred income taxes in prior periods had been misstated. On March 17, 2005, the Company's Audit Committee concluded that it was appropriate to restate the Company's financial statements to reflect the correction of these errors in the Company's lease accounting. Management evaluated the impact of this restatement on the Company's assessment of internal control over financial reporting and concluded that the control deficiency related to lease accounting practices that resulted in incorrect lease accounting represented a material weakness as of January 29, 2005. On April 27, 2005 the Company filed with the SEC the restated financial statements for the years ended January 31, 2004 and February 1, 2003 and the twenty-two weeks ended February 2, 2002 and the first three quarters of the 2004 fiscal year.

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

Change in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended January 29, 2005 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

/s/ JAMES R. SCARBOROUGH	/s/ MICHAEL E. McCREERY
James R. Scarborough	Michael E. McCreery
Chairman and Chief Executive Officer	Executive Vice President and Chief
Financial Officer
February 13, 2006	February 13, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Stage Stores, Inc.
Houston, Texas

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that management of Stage Stores, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of January 29, 2005, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: The Company did not design or implement sufficient controls over the selection and monitoring of appropriate assumptions and factors affecting lease accounting. This material weakness resulted in the restatement of the Company’s previously issued interim and annual financial statements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended January 29, 2005 of the Company and this report does not affect our report on such financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 29, 2005, of the Company and our report dated April 27, 2005, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Houston, Texas
April 27, 2005 (February 13, 2006 as to the second sentence of the fourth paragraph in Management’s Report on Internal Control over Financial Reporting)

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

_________________________________________

* Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAGE STORES, INC.

/s/ James R. Scarborough	February 13, 2006
James R. Scarborough
Chief Executive Officer and President
(Principal Executive Officer)

STAGE STORES, INC.

/s/ Michael E. McCreery	February 13, 2006
Michael E. McCreery
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

*		Director	February 13, 2006
Scott Davido

*		Director	February 13, 2006
Michael Glazer

/s/ Michael E. McCreery		Director	February 13, 2006
Michael E. McCreery

*		Director	February 13, 2006
John Mentzer

*		Director	February 13, 2006
Margaret Monaco

*		Director	February 13, 2006
William Montgoris

*		Director	February 13, 2006
Sharon Mosse

*		Director	February 13, 2006
Walter Salmon

/s/ James R. Scarborough		Director	February 13, 2006
James R. Scarborough

(Constituting a majority of the Board of Directors)

	*By:	/s/ Michael E. McCreery
Michael E. McCreery
Attorney-in-Fact