Form 10-K
period 2006-01-28
STAGE STORES INC
filed 2006-04-13
CIK 6885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 1-14035

Stage Stores, Inc.
(Exact name of registrant as specified in its charter)

NEVADA	91-1826900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10201 MAIN STREET, HOUSTON, TEXAS	77025
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (800) 579-2302

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock ($0.01 par value)	NYSE

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered

Series A Warrants (Expiration Date August 23, 2006)	NASDAQ
Series B Warrants (Expiration Date August 23, 2006)	NASDAQ

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑      No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐      No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑

As of July 30, 2005 (the last business day of the registrant's most recently completed second quarter), the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant was $801,627,469 (based upon the closing price of the registrant’s common stock as reported by NASDAQ on July 30, 2005). As of April 5, 2006, there were 26,613,717 shares of the registrant’s common stock outstanding.

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

Portions of the definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders to be held on June 1, 2006 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

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

References to a particular year are to the Company's fiscal year, which is the 52 or 53 week period ending on the Saturday closest to January 31st of the following calendar year. For example, a reference to "2004" is a reference to the fiscal year ended January 29, 2005, “2005” is a reference to the fiscal year ended January 28, 2006, and a reference to "2006" is a reference to the fiscal year ending February 3, 2007. Fiscal years 2003, 2004 and 2005 consisted of 52 weeks while fiscal year 2006 will consist of 53 weeks.

PART I

ITEM 1.	BUSINESS

Overview

Stage Stores is a Houston, Texas-based regional, specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family. As of January 28, 2006, the Company operated 550 stores located in 31 states. The Company operates under the Stage, Bealls and Palais Royal names throughout the South Central states, and under the Peebles name throughout the Mid-Atlantic, Southeastern, Midwestern and New England states. With an average store size of approximately 18,800 selling square feet, the Company's principal focus is on consumers in small and mid-size markets which the Company believes are under-served and less competitive. Utilizing a ten mile radius from each store, approximately 61% of the Company's stores are located in small towns and communities with populations below 50,000 people, while an additional 22% of the Company's stores are located in mid-sized communities with populations between 50,000 and 150,000 people. The remaining 17% of the Company's stores are located in metropolitan areas, such as Houston and San Antonio, Texas. The Company believes that it is able to differentiate itself from the competition in the small and mid-size communities in which it operates by offering consumers access to basic as well as fashionable, brand name merchandise not typically carried by other retailers in the same market area. In the highly competitive metropolitan markets in which it operates, the Company competes against other national department store chains, which similarly offer moderately priced, brand name and private label merchandise. As a way of differentiating itself from the competition in these larger metropolitan markets, the Company offers consumers a high level of customer service in convenient locations.

Website Access to Reports

The Company makes available, free of charge, through its website, among other things, corporate governance documents, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after they have been electronically filed with the Securities and Exchange Commission ("SEC"). They can be obtained by accessing the Company’s website at www.stagestores.com, clicking on “Investor Relations”, then “SEC filings”, then the report to be obtained. Information contained on the Company’s website is not part of this Annual Report on Form 10-K.

History

The Company was formed in 1988 when the management of Palais Royal, together with several venture capital firms, acquired the family-owned Bealls and Palais Royal chains, both of which were originally founded in the 1920's. At the time of the acquisition, Palais Royal operated primarily larger stores, which were located in and around the Houston metropolitan area while Bealls operated primarily smaller stores, which were principally located in rural Texas towns. Over the next five years, the Company concentrated on integrating the two businesses, identifying their respective strengths and developing and refining its growth strategy. During this period, the Company developed a growth strategy that was focused on expanding the Company's presence in small markets across the country through new store openings and strategic acquisitions.

However, as a result of many factors including, but not limited to, the Company's rapid growth during 1997 and 1998, significant turnover in key executive positions, significant leverage coupled with an inflexible capital structure and changes in the retail environment, the Company's financial performance deteriorated significantly during 1999 and 2000. Because of the Company's rapidly deteriorating financial performance, the Company's suppliers significantly curtailed merchandise shipments to the Company during the Spring of 2000, thereby further exacerbating the Company's financial difficulties. In order to address these financial and operational issues, the Company filed for bankruptcy on June 1, 2000 (the “Petition Date”). On August 24, 2001, pursuant to an approved Plan of Reorganization (the “Plan”) the Company emerged from the bankruptcy proceedings. On December 31, 2002, the Bankruptcy Court entered a Final Decree which closed the bankruptcy proceedings.

During 2003, the Company made the strategic decision to sell its private label credit card portfolio. On September 12, 2003, the Company sold its portfolio of private label credit card accounts, as well as other assets related to its private label credit card program, to World Financial Network National Bank and ADS Alliance Data Systems, Inc., subsidiaries of Alliance Data Systems Corporation, and realized net proceeds of approximately $172.0 million, which included prepaid marketing funds. This transaction allowed the Company to eliminate the distractions associated with managing and financing its own credit card operations, while at the same time maintain the important relationship that it has with its private label credit card customers.

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

On February 27, 2006, the Company acquired privately held B.C. Moore & Sons, Incorporated (“B.C. Moore”). In purchasing B.C. Moore, the Company acquired 78 retail locations, which are located in small markets throughout Alabama, Georgia, North Carolina and South Carolina. The Company’s integration plan calls for 69 of the acquired locations to be converted into Peebles stores, and the remaining 9 locations will be closed. The acquired B.C. Moore stores will go through several phases of operation during fiscal 2006. The stores will operate as usual until May, at which time, starting about every two weeks, a different group of stores will undertake inventory liquidation sales. Upon the completion of their liquidation activities, which should run for about four weeks, the stores will go dark. During this dark period, which should last for three to four weeks for each store, the 69 continuing stores will be remodeled as necessary, re-inventoried with Peebles merchandise assortments, new signs installed, and then reopened as Peebles stores. The grand openings of the 69 new Peebles stores will occur, also in phases, between mid-July and mid-October. The acquisition expands and strengthens the Company’s position in the Southeastern United States, and is consistent with its corporate strategy of increasing the concentration of its store base into smaller markets.

Operations

Stores. As of January 28, 2006, the Company operated 550 stores located in 31 states. The Company operates under the Stage, Bealls and Palais Royal names throughout the South Central states, and under the Peebles name throughout the Mid-Atlantic, Southeastern, Midwestern and New England states. Although the Company's stores may be operated under any one of its four names, depending on the geographical market, the Company operates the vast majority of its stores under one concept and one strategy. Utilizing a ten mile radius from each store, approximately 61% of the Company's stores are located in small towns and communities with populations below 50,000 people, while an additional 22% of the Company's stores are located in mid-sized communities with populations between 50,000 and 150,000 people. The remaining 17% of the Company's stores are located in metropolitan areas, such as Houston and San Antonio, Texas.

In targeting small and mid-size markets, the Company has developed a store format, generally ranging in size from approximately 5,150 to 52,000 selling square feet, which is smaller than typical department stores yet large enough to offer a well edited, but broad selection of merchandise. With an average store size of approximately 18,800 selling square feet, approximately 79% of the Company's stores are located in strip shopping centers in which they are typically one of the anchor stores. In addition, 17% of the Company's stores are located in local or regional shopping malls, while the remaining 4% are located in either free standing or downtown buildings. The Company attempts to locate its stores by, or in the vicinity of, other tenants that it believes will help attract additional foot traffic to the area, such as grocery stores, drug stores or major discount stores such as Wal-Mart.

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

Expansion Strategy. The cornerstone of the Company's growth strategy continues to be to identify locations in small and mid-size markets that meet its demographic, competitive and profitability criteria. The Company believes that the long-term potential of its smaller markets is positive and wants to be well positioned in these markets with locations that are convenient to its customers. During 2005, the Company opened 36 new stores, with five stores opening in both Tennessee and Arkansas, and the remaining 26 stores opening in Kentucky (4), Georgia (2), Indiana (2), Mississippi (2), North Carolina (2), Ohio (2), Pennsylvania (2), Vermont (2), Texas (2), Alabama (1), Arizona (1), Connecticut (1), Kansas (1), Missouri (1), and New Jersey (1).

During 2006, the Company anticipates opening a total of 108 new stores. Sixty-nine of the 2006 openings will be converted B.C. Moore stores. On February 27, 2006, the Company acquired B.C. Moore & Sons, Inc., which then operated 78 stores in Alabama, Georgia, North Carolina, and South Carolina. The Company currently plans to convert 69 of the acquired stores to its Peebles name and format, in phases, between mid-July and mid-October. Thirty-five of the 2006 openings will be organic stores and will include the Company’s planned entry into the states of Massachusetts and Michigan. Three of the stores will be reopenings of stores that the Company closed in 2005 due to damage they sustained from Hurricane Rita, and the final store will be a reopening, in a new location, of a store that was also closed in 2005. The actual number of stores opened will be dependent upon the availability of suitable locations and current business conditions.

The Company believes that there are sufficient opportunities in small and mid-size markets to continue with its new store growth into the foreseeable future, and that it is well positioned to capitalize on those opportunities. To support its future store growth, in 2005, the Company increased the productivity and processing capacity of its South Hill, Virginia distribution center with the addition of new sortation equipment and a new warehouse management system. In addition, a new merchandise management system was installed at its South Hill administrative office in 2005.

Relocation and Remodeling. In addition to opening new stores, the Company has continued to invest in the renovation, relocation and remodeling of its existing store locations to keep them looking fresh and up-to-date. The Company believes that this enhances its customers' shopping experience and helps maintain and improve its market share in those market areas. Store remodeling projects can range from updating and improving in-store lighting, fixtures, wall merchandising and signage, to more extensive expansion projects. During 2005, the Company completed sixteen relocations, three expansions and nine remodels of stores and expects to complete seventeen relocations, five expansions and thirteen remodels of stores during fiscal 2006.

Store Closures. The Company closed fifteen locations during fiscal 2005. Four of the closures resulted from damage sustained by Hurricanes Katrina and Rita. The Company will re-open three of these locations in fiscal 2006. Three of the 2005 closures relate to consolidation of two locations within the same market to a single larger store. One of the store closures, which will be re-opened in 2006 at a new location across the street, resulted from unsuccessful lease renegotiations at the former site. The remaining seven locations were closed at or near the end of their lease term due to underperformance. These seven stores represented 0.4% of fiscal 2005 sales. The Company periodically reviews the trend of individual store performance and will close if the expected store performance does not support the required investment of capital at that location.

Store Operations. For span-of-control purposes, the Company's stores are divided into distinct regions and districts. There are currently six regions. Within these six regions, there are currently a total of 38 districts. The number of stores that each District Manager oversees depends on their proximity to each other and generally varies from a low of eleven stores to a high of 24 stores. Each store is managed by a team consisting of a Manager and a number of Assistant Managers, which is dependent on the size of the store. The selling floor staff within each store consists of both full-time and part-time associates, with temporary associates added during peak selling seasons. The Company believes that this structure provides an appropriate level of oversight, management and operational control over its store operations.

Customer Service. A primary corporate objective is to provide exceptional customer service through conveniently located stores staffed with well-trained and motivated sales associates. In order to ensure consistency of execution, each sales associate is evaluated based on the attainment of specific customer service standards, such as offering prompt and knowledgeable assistance, suggesting complementary items, helping customers open private label credit card accounts and establishing consistent contact with customers to facilitate repeat business. The Company monitors the quality of its service by utilizing "secret shoppers". The results of these customer surveys are shared and discussed with the appropriate sales associates so that excellent service can be recognized and, conversely, counseling can be used if improvements are needed. To further reinforce the Company's focus on customer service, the Company has various programs in place to recognize associates for providing outstanding customer service. The Company further extends its service philosophy through the design of its stores, as discussed above, and by locating the Store Manager on the selling floor to increase accessibility to customers.

Competitive Advantages. As a result of its small and mid-size market focus, the Company generally faces less competition for its brand name apparel because consumers in these markets typically are able to shop for branded merchandise only in regional malls, which are typically located more than 30 miles away. In those small and mid-size markets where the Company does compete for brand name apparel sales, competition generally comes from local retailers, small regional chains and to a lesser extent, national department stores. The Company believes it has a competitive advantage over local retailers and small regional chains due to its: (i) broader selection of brand name merchandise, (ii) distinctive retail concept, (iii) economies of scale, (iv) strong vendor relationships and (v) private label credit card program. The Company also believes it has a competitive advantage in small and mid-size markets over national department stores due to its experience with smaller markets. In addition, due to minimal merchandise overlap, the Company generally does not directly compete for branded apparel sales with national discounters such as Wal-Mart. In the highly competitive metropolitan markets in which it operates, the Company competes against other national department store chains, which similarly offer moderately priced, brand name and private label merchandise. As a way of differentiating itself from the competition in these larger markets, the Company offers consumers a high level of customer service in convenient locations. In addition, over the years, the Company has endeavored to nurture customer loyalty and foster name recognition through loyalty and direct marketing programs.

Merchandising Strategy. The Company's merchandising strategy focuses on matching merchandise assortments and offerings with customers' aspirations for fashionable, quality brand name apparel. Further, care is given to avoid duplication and to ensure in-stock position on size and color in all merchandise selections. The Company offers a well edited selection of moderately priced, branded merchandise within merchandise categories, such as women's, men's and children's apparel, as well as accessories, cosmetics and footwear. The merchandise selection ranges from basics, including denim, underwear and foundations, to more upscale and fashionable clothing offerings. Merchandise mix may also vary from store to store to accommodate differing demographic factors. Approximately 88% of sales consist of nationally recognized brands such as Levi Strauss, Nike, Tommy Hilfiger, Liz Claiborne, Calvin Klein, Chaps, Polo Jeanswear, Estee Lauder, Clinique, Elizabeth Arden, Nautica, K Swiss, Reebok and New Balance, while the remaining 12% of sales consist of the Company’s private label merchandise. The Company's private label portfolio includes twenty-six brands, which are developed and sourced through its membership in Associated Merchandising Corporation and Li-Fung Cooperative Buying Services, as well as through contracts with third party vendors. The Company's private label brands offer quality merchandise and excellent value. The Company expects to expand its private label business over time to approximately 15% of sales. The Company’s top 100 vendors currently account for approximately 56% of annual sales. Associated Merchandising Corporation represented 7% and 6% of the Company’s 2005 and 2004 retail purchases, respectively. The Company's merchandising activities are conducted from its corporate headquarters in Houston, Texas for its Bealls, Palais Royal and Stage locations, and from its South Hill, Virginia administrative offices for its Peebles locations.

The following table sets forth the distribution of net sales between the Company's various merchandise categories for the periods indicated:

	Fiscal Year
Department	2005	2004

Men's/Young Men's	19%	19%
Misses Sportswear	17	17
Children's	12	12
Footwear	12	12
Junior Sportswear	9	9
Accessories	8	7
Cosmetics	6	6
Special Sizes	6	5
Dresses	4	5
Intimate	3	4
Home & Gifts	3	3
Outerwear, Swimwear and Other	1	1
	100%	100%

Marketing Strategy. The Company's primary target customers are women between the ages of 25 and 59 with annual household incomes of over $35,000 who the Company believes are the primary decision makers for their family’s clothing purchases. The Company's broad based marketing strategy is designed to establish brand loyalty, convenience and promotional positioning. The Company uses a multi-media advertising approach, including newspapers, direct mail, radio and television, to position its stores as the local destination for basic, and fashionable moderately priced brand name merchandise. In addition, the Company promotes its private label credit card and attempts to create strong customer loyalty through continuous one-on-one communication with its core private label credit card holders. The Company's best private label credit card customers are recognized and rewarded through its VIP credit card program, as discussed below, that creates greater customer retention and promotes increased purchasing activity. In addition to the information gathered from its private label credit card customers, the Company is able to capture data on selected check, debit and other third party credit card customers and incorporate this data into its marketing and merchandising programs. The Company currently captures customer data on approximately 54% of its sales. To complement its marketing efforts, the Company encourages local store involvement in local community activities.

Private Label Credit Card. The Company considers its private label credit card program to be an important component of its retailing concept because it (i) enhances customer loyalty, (ii) allows the Company to identify and regularly contact its best customers and (iii) creates a comprehensive database that enables the Company to implement detailed, segmented marketing and merchandising strategies for each store. Frequent private label credit card users, through the Company's VIP credit card program, enjoy an increasing array of benefits. The Company's most active charge customers are awarded a bronze, silver or gold VIP card based on their level of annual purchases. Depending on their level, holders of these cards receive such benefits as discounted or free gift-wrapping, special promotional discounts and invitations to private "VIP Only" sales. In addition, new holders of the Company's credit card receive a 10% discount the first time they use their new card. To encourage associates to focus on getting customers to open new Company credit card accounts, the Company provides increasing incentive award payments based on the number of new private label credit card accounts activated. The penetration rate for the Company's private label credit card was approximately 32% and 35% of net sales in 2005 and 2004, respectively.

Merchandise Distribution. The Company currently distributes all merchandise to its stores through its two distribution centers, which are located in Jacksonville, Texas, and South Hill, Virginia. The Company's Jacksonville distribution center has 435,000 square feet of processing area and currently services the Company’s Bealls, Palais Royal, and Stage stores. The Company's South Hill distribution center, which has 162,240 square feet of processing area, currently serves the Company’s Peebles stores.

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

The Company utilizes a third party contract carrier to deliver merchandise from both its Jacksonville and South Hill facilities. During the second quarter of 2005, the Company discontinued the use of its private fleet of trucks from its South Hill facility.

During 2005, the Company invested in new sortation equipment and a new warehouse management system in the South Hill facility to improve its capacity and productivity.  The sortation systems and software installed are the same as those used in the Jacksonville distribution center.  Upon completion of these projects, late in the fourth quarter of fiscal 2005, the Company closed its distribution center in Knoxville, Tennessee and consolidated its operations into the South Hill distribution center. In connection with this consolidation, the Company also converted the Peebles merchandise management systems from the “legacy” system to the Retek merchandise management system used in Houston.  This project was also completed late in the fourth quarter of fiscal 2005.  Having the same supply chain support systems and merchandising system in place positions the Jacksonville distribution center to service the western-most Peebles stores, beginning in mid 2006. The South Hill distribution center will continue to support new store growth in the eastern-most markets.  The Company spent approximately $12.1 million on these projects in 2005.  The expected 2006 benefits of these changes include lower overall freight and distribution center costs and improved efficiencies in inventory management practices.

Information Systems. The Company supports its retail concept by using multiple, highly integrated systems in areas such as merchandising, store operations, distribution, sales promotion, personnel management, store design and accounting.

The Company's core merchandising systems assist in planning, ordering, allocating and replenishing merchandise assortments for each store, based on specific characteristics and recent sales trends. The price change management system allows the Company to identify and mark down slow moving merchandise. The replenishment/fulfillment system allows the Company to maintain planned levels of in-stock positions in basic items such as jeans and underwear. In addition, a fully integrated warehouse management system is in place in both the Jacksonville and South Hill distribution centers.

The Company utilizes state-of-the-art point-of-sale systems with bar code scanning, electronic credit authorization, instant credit and gift card processing in its stores. These systems also allow the Company to capture customer specific sales data for use in its merchandising, marketing and loss prevention systems, while quickly servicing its customers. In the Stage Division, the Company also utilizes an automated store personnel scheduling system that analyzes historical sales trends to schedule sales staff to match customer traffic patterns, thereby minimizing store labor costs.

As noted in “Merchandise Distribution” above, the Company recently replaced the “legacy” Peebles merchandise management system previously used in South Hill with the Retek merchandise management system used in Houston.

Employees. At January 28, 2006, the Company employed a total of 13,304 employees at all of its locations, of which 1,568 were salaried and 11,736 were hourly. The Company's two administrative offices employed 547 salaried and 271 hourly employees. In its two distribution centers, the Company employed 40 salaried and 473 hourly employees. In its stores, the Company employed 981 salaried and 10,992 hourly employees. Those totals will vary during the year as the Company traditionally hires additional employees and increases the hours of part-time employees during peak seasonal selling periods. There are no collective bargaining agreements in effect with respect to any of the Company's employees. The Company maintains a good relationship with its employees.

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

Trademarks. The Company regards its trademarks and their protection as important to its success. In addition to the Bealls, Palais Royal, Peebles and Stage trademarks, the United States Patent and Trademark Office (the “USPTO”) has issued federal registrations to the Company for the following trademarks: Absolutely Active, Cape Classic, Cape Classic LTD, Casual Options, Graphite, Hannah, Hidden Fantasies, Meherrin River Outfitters, Private Expressions, Signature Studio, Sun River Clothing Co., Sun River Footwear, Rebecca Malone, Specialty Kids, and Whispers.  The Company has also filed applications with the USPTO seeking federal registrations for the following trademarks: Specialty Baby and Specialty Girl.

ITEM 1A.	RISK FACTORS

The Company faces the risk of a highly competitive retail apparel industry, which may result in the loss of customers, increased spending on marketing and advertising and reduced revenues. The retail apparel business is highly competitive. Although competition varies widely from market to market, the Company faces the risk of increased competition, particularly in its more highly populated markets from national, regional and local department and specialty stores. Some of the Company's competitors are considerably larger than the Company and have substantially greater financial and other resources. Although the Company offers brands that are not available at certain other retailers, including regional and national department stores, there can be no assurance that existing or new competitors will not carry similar branded merchandise in the future, which could have a material and adverse effect on the Company's business, financial condition and cash flows.

An economic downturn, decline in consumer confidence or unusual weather patterns could negatively impact the Company's business and financial condition. A substantial portion of the Company's operations is located in the South Central and Mid-Atlantic states. In addition, many of the Company's stores are situated in small towns and rural environments that are substantially dependent upon the local economy. The retail apparel business is dependent upon the level of consumer spending, which may be adversely affected by an economic downturn, or a decline in consumer confidence, employment levels in the Company’s markets, energy and gasoline prices and other factors influencing discretionary consumer spending. An economic downturn or decline in consumer confidence, particularly in the South Central and Mid-Atlantic states and any state (such as Texas or Louisiana) from which the Company derives a significant portion of its net sales, could have a material and adverse effect on the Company's business, financial condition and cash flows, including affecting demand for the Company's products.

The Company's success depends, in part, upon its ability to anticipate and respond to changing consumer preferences and fashion trends in a timely manner. Although the Company attempts to stay abreast of emerging lifestyles and consumer preferences affecting its merchandise, any sustained failure by the Company to identify and respond to such trends could have a material and adverse effect on the Company's business, financial condition and cash flows.

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

The Company's business depends, in part, on normal weather patterns across its markets. Any unusual weather patterns in the Company's markets can have a material and adverse impact on the Company's business, financial condition and cash flows.

War, acts of terrorism and natural disasters may create uncertainty and may result in reduced revenues. The Company cannot predict, with any degree of certainty, what effect, if any, war, acts of terrorism and natural disasters, if any, will have on the Company, its operations, the other risk factors discussed herein and the forward-looking statements made by the Company in this Annual Report on Form 10-K. However, the consequences of these events could have a material and adverse effect on the Company's business, financial condition and cash flows.

Government laws and regulations could adversely impact the Company’s business and financial condition and cash flows. The Company, like other businesses, is subject to various federal, state and local government laws and regulations including, but not limited to, tax laws, which may be changed from time to time in response to economic or political conditions. For instance, the Company's operating subsidiary is a Texas limited partnership. The State of Texas has been considering several proposals which would have the effect of potentially increasing the tax burden for businesses operating in the State of Texas, such as a tax on revenues or a tax based on payroll. The Company cannot predict whether existing laws or regulations, as currently interpreted or as reinterpreted in the future, or future laws and regulations, could materially and adversely affect the results of its operations, financial condition and cash flows.

The Company cannot guarantee that it will reach its targets for opening new stores or that the new stores, including those opened through acquisition, will operate profitably when opened. The success of the Company's expansion strategy depends upon many factors, including the ability of the Company to obtain suitable sites for new stores at acceptable costs, to hire, train and retain qualified personnel and to integrate new stores into existing information systems and operations. The Company cannot guarantee that it will reach its targets for opening new stores or that such stores, including those opened through acquisition, will operate profitably when opened. If the Company fails to effectively implement its expansion strategy, it could have a material and adverse effect on the Company's business, financial condition and cash flows.

If the Company is not able to obtain merchandise product on normal trade terms, its business, financial condition, and cash flows could be adversely impacted. The Company is highly dependent on obtaining merchandise product on normal trade terms. If the Company does not meet its performance objectives, the Company's key vendors and factors may become more restrictive in granting trade credit by either reducing the Company's credit lines or shortening payment terms. The tightening of credit from the vendor or factor community could have a material adverse impact on the Company's business, financial condition and cash flows.

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

A work slowdown, stoppage or other disruption by employees of carriers, shippers and other providers of merchandise transportation services could have a material adverse effect on the Company’s business and financial condition. The Company’s vendors rely on shippers, carriers and other providers of merchandise transportation services (collectively “Transportation Providers”) to deliver merchandise from their manufacturers, both in the United States and abroad, to the vendors’ distribution centers in the United States. The Company’s vendors and the Company also rely on Transportation Providers to transport merchandise from the vendors’ distribution centers to the Company’s distribution centers. The Company also relies on Transportation Providers to transport merchandise from its distribution centers to its stores. However, if work slowdowns, stoppages or other disruptions affect the transportation of merchandise between the vendors and their manufacturers, especially those manufacturers outside the United States, or between the vendors and the Company, the Company’s business, financial condition and cash flows could be adversely affected.

Any devaluation of the Mexican peso, or imposition of restrictions on the access of citizens of Mexico to the Company’s stores, could adversely impact the Company’s business and financial condition. Approximately 5% of the Company’s stores are located in cities that either border Mexico or that the Company considers to be in close proximity to Mexico. The Company estimates that approximately 8% of its revenues are derived from those stores. While purchases in those stores are made in United States dollars, a devaluation of the Mexican peso could negatively affect the exchange rate between the peso and the dollar, which would result in reduced purchasing power on the part of the Company’s customers who are citizens of Mexico. In that event, revenues attributable to those stores could be reduced. In addition, due to global uncertainties, including threats or acts of terrorism, it is possible that tighter restrictions may be imposed by the Federal government on the ability of citizens of Mexico to cross the border into the United States. In that case, revenues attributable to the Company’s stores regularly frequented by citizens of Mexico could be reduced.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company's corporate headquarters are located in a leased 130,000 square foot building in Houston, Texas, while it owns the 28,000 square foot Peebles office building located in South Hill, Virginia. The Company also owns its distribution centers in Jacksonville, Texas, and South Hill, Virginia. The leased distribution center in Knoxville, Tennessee, which had been operated under a lease agreement, was closed and consolidated into the South Hill distribution center in December 2005 and the related lease agreement was terminated in March 2006.

At January 28, 2006, the Company operated 550 stores, located in 31 states, as follows:

State	Number of Stores
Alabama	10
Arizona	5
Arkansas	19
Colorado	1
Connecticut	1
Delaware	3
Florida	2
Georgia	2
Illinois	2
Indiana	6
Iowa	1
Kansas	6
Kentucky	15
Louisiana	49
Maryland	7
Mississippi	12
Missouri	13
New Hampshire	1
New Jersey	5
New Mexico	19
New York	5
North Carolina	15
Ohio	18
Oklahoma	33
Pennsylvania	13
South Carolina	3
Tennessee	18
Texas	222
Vermont	3
Virginia	33
West Virginia	8
Total	550

Stores range in size from approximately 5,150 to 52,000 selling square feet, with the average being approximately 18,800 selling square feet. The Company's stores are primarily located in strip shopping centers. The majority of leases provide for a base rent plus payments for expenses incurred by the landlord, such as common area maintenance and insurance. Certain leases provide for contingent rents that are not measurable at inception. These contingent rents are primarily based on a percentage of sales that are in excess of a predetermined level. The Company leases all but three of its stores.

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

No matters were submitted to a vote of security holders during the quarter ended January 28, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The principal market for the Company's common stock has been the NASDAQ National Market, where it traded under the symbol "STGS". On March 16, 2006, the Company began trading on the New York Stock Exchange under the symbol “SSI.” The following table sets forth the high and low sales prices per share of the Company's common stock for each quarter in 2005 and 2004 as reported on the NASDAQ National Market:

	Common Stock Market Price *
2005	High	Low
First Quarter	$27.57	$24.59
Second Quarter	32.07	24.82
Third Quarter	30.77	23.68
Fourth Quarter	32.39	26.61

2004
First Quarter	$28.01	$21.29
Second Quarter	27.78	21.59
Third Quarter	25.05	20.81
Fourth Quarter	28.33	22.20

* Stock prices are restated to reflect the impact of a 3-for-2 stock split which was paid in the form of a stock dividend on August 19, 2005.

Holders

As of April 5, 2006, which is the record date for the determination of shareholders entitled to vote at the Company's 2006 Annual Meeting of Shareholders, there were 567 holders of record of the Company’s common stock.

Dividends

The Company initiated a quarterly cash dividend of 2.5 cents per share during the 2005 fiscal year. The total dividend payments were $0.7 million in each of the third and fourth quarters. While the Company expects to continue payment of quarterly dividends, the declaration and payment of future dividends by the Company are subject to the discretion of the Board. Any future determination to pay dividends will depend on the Company's results of operations and financial condition, as well as meeting certain criteria under its Revolving Credit Facility (as defined in Liquidity and Capital Resources) and other factors deemed relevant by the Board.

Stock Repurchase Program

The Company’s Board of Directors has approved various stock repurchase programs, which have been completed through January 28, 2006, as follows (in thousands):

Stock Repurchase Programs	Date Approved	Date Completed	Amount	Shares Repurchased *

2002 Stock Repurchase Programs	July 29, 2002 & September 19, 2002	February 1, 2003	$25,000	1,724

2003 Stock Repurchase Program	October 1, 2003	May 25, 2004	50,000	2,077

2005 Stock Repurchase Program	July 5, 2005	October 29, 2005	30,000	1,124
			$105,000	4,925

Stock repuchases using proceeds from the exercise of employee stock options			$38,515	1,523

		Total	$143,515	6,448

* Shares repurchased are restated to reflect the impact of a 3-for-2 stock split which was paid in the form of a stock dividend on August 19, 2005.

The Company did not purchase any of its common stock during the quarter ended January 28, 2006. At April 5, 2006, approximately $8.1 million was available to the Company for stock repurchases with proceeds from the exercise of employee stock options.

ITEM 6.	SELECTED FINANCIAL DATA

The following sets forth selected consolidated financial data for the periods indicated. The selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements included herein. All amounts are stated in thousands, except for per share data and number of stores.

	Predecessor Company		Reorganized Company
	Fiscal Year			Fiscal Year
	Thirty Weeks Ended September 1, 2001		Twenty-Two Weeks Ended February 2, 2002	2002	2003 (1)		2004	2005
Statement of operations data:
Net sales	$461,642		$393,933	$875,557	$972,212		$1,243,851	$1,344,100
Cost of sales and related buying, occupancy and distribution expenses	320,554		276,544	611,293	694,055		884,291	952,680
Gross profit	141,088		117,389	264,264	278,157		359,560	391,420
Selling, general and administrative expenses	105,578		82,332	176,202	200,713		274,265	296,543
Store opening costs	-		85	1,271	3,068		2,172	3,210
Reorganization expense and store closure costs	23,141	(2)	-	-	-		-	-
Fresh-start adjustments	35,249	(3)	-	-	-		-	-
Gain on debt discharge	(265,978)	(3)	-	-	-		-	-
Interest, net	10,651	(4)	581	1,777	2,509		2,515	2,958
Gain on sale of private label credit card portfolio, net	-		-	-	(12,218)		-	-
Income before income tax expense	232,447		34,391	85,014	84,085		80,608	88,709
Income tax expense	15		12,730	31,455	30,691		29,220	32,822
Net income	$232,432		$21,661	$53,559	$53,394		$51,388	$55,887

Basic earnings per common share (5)	$8.27		$1.08	$1.83	$1.87		$1.87	$2.07
Basic weighted average common shares outstanding (5)	28,096		29,960	29,325	28,505		27,424	27,046

Diluted earnings per common share (5)	$8.27		$1.08	$1.70	$1.76		$1.72	$1.90
Diluted weighted average common sharesoutstanding (5)	28,096		30,141	31,439	30,275		29,842	29,360

Margin and other data:
Gross profit margin (6)	30.6%		29.8%	30.2%	28.6%		28.9%	29.1%
Selling, general and administrative expense rate (7)	22.9%		20.9%	20.1%	20.6%		22.0%	22.1%
Capital expenditures	6,318		15,437	47,880	46,432		47,890	75,168
Construction allowances from landlords	-		150	3,908	9,488		3,104	13,302
Stock repurchases	-		-	25,461	7,666		61,701	48,687
Proceeds from exercise of stock options and warrants, including tax benefit	-		-	1,537	10,393		20,437	15,498
Cash dividends on common stock	-		-	-	-		-	1,347

Store data:
Comparable store sales growth (8)	18.4%		12.2%	1.6%	(4.1%)		2.5%	5.4%
Store openings	-		3	14	170	(9)	22	36
Store closings	6		3	2	6		11	15
Number of stores open at end of period	342		342	354	518		529	550
Total selling area square footage at end of period	5,879		5,869	6,079	9,914		10,001	10,377

	Predecessor Company		Reorganized Company
	September 1,		February 2,	February 1,	January 31,		January 29,	January 28,
	2001		2002	2003	2004		2005	2006
Balance sheet data (at end of period)
Working capital	$208,409		$237,540	$273,486	$230,538		$225,161	$222,510
Total assets	421,101		457,227	534,136	669,091		686,999	731,653
Debt obligations	873		1,070	882	13,119		3,178	3,053
Stockholders' equity	300,000		339,951	411,006	470,338		481,273	501,832

____________________________________________________________

(1)	The financial results of Peebles have been included in the Company's consolidated financial statements from November 2, 2003, the effective date of the Acquisition for accounting purposes.

(2)	Represents the net expense resulting from the Bankruptcy Proceedings and subsequent reorganization efforts.

(3)
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

(4)	For the thirty weeks ended September 1, 2001, this represents interest on the debtor-in-possession facility. The Company ceased accruing interest expense on pre-petition debt after the Petition Date.

(5)
The share and per share information for all periods presented of the Reorganized Company have been restated to reflect the 3-for-2 stock split which was paid in the form of a stock dividend on August 19, 2005.

(6)
Depreciation expense associated with store locations, information systems and the distribution centers are included as a component of cost of sales. Depreciation expense included in cost of sales as a rate of sales was 0.9%, 1.1%, 1.5%, 2.1% and 2.1% in the twenty-two weeks ended February 2, 2002 and fiscal years 2002, 2003, 2004 and 2005, respectively. The increase in depreciation expense over this period as a rate of sales is the result of the (i) the acquisition of Peebles on November 4, 2003 with the associated increase in depreciable assets, (ii) capital expenditures since the Company's emergence from bankruptcy and (iii) the relatively low depreciation basis of fixed assets associated with the stores which were open at the time of emergence from bankruptcy due to the application of fresh-start reporting.

(7)
SG&A expenses in the twenty-two weeks ended February 2, 2002, fiscal years 2002 and 2003 included, as an offset to selling, general and administrative expenses, the net income contribution from the Stage private label credit card portfolio prior to its sale on September 12, 2003, which included service charge and late fee income, operating expenses incurred by the Company in origination of credit, customer service and collection activities, interest expense on securitization facility borrowings and certain other items (collectively “Net Credit Income”). Net Credit Income in the twenty-two weeks ended February 2, 2002, fiscal 2002 and 2003 was 1.0%, 2.2%, and 1.4% of sales, respectively.

(8)
Comparable store sales growth is based on sales growth for those stores which have been opened at least fourteen months prior to the reporting period. These results do not include comparable store performance of stores acquired in the Acquisition prior to the date of the Acquisition.

(9)	Includes 136 stores acquired in the Acquisition.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward Looking Statements

Certain statements in this Form 10-K contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the ability of the Company and its subsidiaries to maintain normal trade terms with vendors, the ability of the Company and its subsidiaries to comply with the various covenant requirements contained in the Company's Revolving Credit Facility (as defined below), the demand for apparel and other factors. The demand for apparel and sales volume can be affected by significant changes in economic conditions, including an economic downturn, employment levels in our markets, consumer confidence, energy and gasoline prices, and other factors influencing discretionary consumer spending. Other factors affecting the demand for apparel and sale volume include unusual weather patterns, an increase in the level of competition in the Company's market areas, competitors' marketing strategies, changes in fashion trends, changes in the average cost of merchandise purchased for resale, availability of product on normal payment terms and the failure to achieve the expected results of the Company's merchandising and marketing plans as well as its store opening plans. The occurrence of any of the above could have a material and adverse impact on the Company's operating results. Most of these factors are difficult to predict accurately and are generally beyond the Company's control. Readers should consider the areas of risk described in connection with any forward-looking statements that may be made in this Form 10-K. Readers should carefully review this Form 10-K in its entirety, including but not limited to the Company's financial statements and the notes thereto and the risks described in Item 1A - "Risk Factors". Except for the Company's ongoing obligations to disclose material information under the Federal securities laws, the Company undertakes no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

General

Stage Stores is a Houston, Texas-based regional, specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family. As of January 28, 2006, the Company operated 550 stores located in 31 states. The Company operates under the Stage, Bealls and Palais Royal names throughout the South Central states, and under the Peebles name throughout the Mid-Atlantic, Southeastern, Midwestern and New England states. With an average store size of approximately 18,800 selling square feet, the Company's principal focus is on consumers in small and mid-size markets which the Company believes are under-served and less competitive. Utilizing a ten mile radius from each store, approximately 61% of the Company's stores are located in small towns and communities with populations below 50,000 people, while an additional 22% of the Company's stores are located in mid-sized communities with populations between 50,000 and 150,000 people. The remaining 17% of the Company's stores are located in metropolitan areas, such as Houston and San Antonio, Texas. The Company believes that it is able to differentiate itself from the competition in the small and mid-size communities in which it operates by offering consumers access to basic as well as fashionable, brand name merchandise not typically carried by other retailers in the same market area. In the highly competitive metropolitan markets in which it operates, the Company competes against other national department store chains, which similarly offer moderately priced, brand name and private label merchandise. As a way of differentiating itself from the competition in these larger metropolitan markets, the Company offers consumers a high level of customer service in convenient locations.

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

On February 27, 2006, the Company acquired privately held B.C. Moore & Sons, Incorporated (“B.C. Moore”). In purchasing B.C. Moore, the Company acquired 78 retail locations, which are located in small markets throughout Alabama, Georgia, North Carolina and South Carolina. The Company’s integration plan calls for 69 of the acquired locations to be converted into Peebles stores, and the remaining 9 locations will be closed. The acquired B.C. Moore stores will go through several phases of operation during fiscal 2006. The stores will operate as usual until May, at which time, starting about every two weeks, a different group of stores will undertake inventory liquidation sales. Upon the completion of their liquidation activities, which should run for about four weeks, the stores will go dark. During this dark period, which should last for three to four weeks for each store, the 69 continuing stores will be remodeled as necessary, re-inventoried with Peebles merchandise assortments, new signs installed, and then reopened as Peebles stores. The grand openings of the 69 new Peebles stores will occur, also in phases, between mid-July and mid-October. The acquisition expands and strengthens the Company’s position in the Southeastern United States, and is consistent with its corporate strategy of increasing the concentration of its store base into smaller markets.

The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements included elsewhere herein.

Results of Operations

The following table sets forth the results of operations as a percentage of sales for the periods indicated:

	Fiscal Year
	2005	2004	2003

Net sales	100.0%	100.0%	100.0%
Cost of sales and related buying, occupancy and distribution expenses	70.9	71.1	71.4
Gross profit margin	29.1	28.9	28.6
Selling, general and administrative expenses	22.1	22.0	20.6
Store opening costs	0.2	0.2	0.3
Interest, net	0.2	0.2	0.3
Income before income tax and gain on sale of the Stage Portfolio	6.6	6.5	7.4
Gain on sale of private label credit card portfolio, net	-	-	(1.3)
Income before income tax	6.6	6.5	8.7
Income tax expense	2.4	2.3	3.2
Net income *	4.2%	4.2%	5.5%

* Totals may not foot due to rounding.

2005 Compared to 2004

Sales for 2005 increased 8.1% to $1,344.1 million from $1,243.9 million for 2004. The increase in total sales was a combination of the beneficial impact of the $64.6 million comparable store sales increases and $52.4 million additional sales generated by new stores not yet in the comparable stores base offset somewhat by the impact of closed stores.

Comparable store sales increase (decrease) by quarter are presented below.

	Fiscal Year
	2005	2004
1st Quarter	4.9%	4.5%
2nd Quarter	7.0	(3.2)
3rd Quarter	3.9	4.3
4th Quarter	5.6	4.0
Total Year	5.4	2.5

Comparable store sales, which are sales in stores that have been open at least fourteen months prior to the reporting period increased by 5.4% in the current year as compared to a 2.5% increase in the prior year. Sales results in the first half of 2005 benefited from an increased investment in selected categories of merchandise to support new initiatives as well as the increased investment in inventory at the Peebles stores as part of a program to increase sale productivity in those stores. In the current year third quarter, the Company’s sales in its Gulf Coast region stores were negatively impacted during the periods of time that Hurricanes Katrina and Rita were making landfall, which was primarily in September. Beginning in October and throughout the fourth quarter, the Company experienced a significant sales rebound in the market area most impacted by the storms, as those affected by the storms replenished their wardrobes. In addition, the Company benefited in the current year fourth quarter from the sales of University of Texas football national championship related apparel.

The Company achieved comparable store sales gains in most of its key merchandise categories (i.e., those categories contributing greater than 5% of sales), namely special sizes, accessories, young men’s, cosmetics & fragrances, men’s, and misses sportswear. Conversely, the Company’s outerwear, home & gifts and dresses & suits each had comparable store sales decreases. On a market population basis utilizing a ten mile radius from each store, the Company experienced positive comparable store sales results in all of its market stores. In its small market stores, or those in market areas of less than 50,000 people, comparable store sales increased 5.8%. In its mid-size market stores, or those in market areas of 50,000 to 150,000 people, comparable store sales increased 6.0%. In its large market stores, or those in market areas with populations greater than 150,000, comparable store sales increased 3.7%.

Gross profit increased 8.8% to $391.4 million for 2005 from $359.6 million for 2004. Gross profit, as a percent of sales, increased to 29.1% for 2005 from 28.9% for 2004. The increase in gross margin rate was due to improved merchandise margins, as the buying, store occupancy and distribution expenses were flat with the prior year. The following is a summary of the changes between the current year and the prior year in the components of cost of sales, expressed as a percent of sales:

	Increase (decrease) of the components of cost of sales
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Full Year
	2005	2005	2005	2005	2005
Merchandise cost of sales, including shrink expense	(0.3)%	(0.3)%	(0.1)%	(0.2)%	(0.2)%
Buying, occupancy and distribution expenses	-	(0.4)	-	0.3	-
Total cost of sales, and related buying, occupancy and distribution expenses	(0.3)%	(0.7)%	(0.1)%	0.1%	(0.2)%

The decrease in buying, occupancy and distribution expenses in the second quarter was principally due to a $1.2 million reduction of estimated obligations to landlords for contingent rent and store real estate taxes. The increase in buying, occupancy and distribution expenses during the fourth quarter was principally driven by non-recurring costs, such as severance and lease termination costs, related to the closure of the Knoxville distribution center.

Selling, general and administrative ("SG&A") expenses for 2005 increased 8.1% to $296.5 million from $274.3 in 2004 and, as a percent of sales, increased to 22.1% from 22.0% in 2004. SG&A expenses for the current year increased from the prior year primarily as a result of higher sales, increases in the number of stores in operation in the current year, and increased advertising costs. The increase in SG&A expenses for the current year included charges of $2.7 million due under employment agreements for payments associated with the continuing consolidation of the Peebles management and operation functions. SG&A also included an increase of $3.2 million in incentive compensation over the prior year. The increase in incentive compensation is reflective of the operating results in each year as compared to the Company’s targeted operating results for each of the respective years.

These above increases were somewhat offset by a $3.0 million credit to SG&A expense in 2005 that resulted from the reduction in the previously recorded liability associated with the sale of the Peebles private label credit card portfolio in March 2004. The Company sold this private label credit card portfolio to World Financial Network National Bank (the "Bank"). At closing, the Company received consideration of approximately $34.8 million, which approximated the amount of account balances outstanding at the time of closing. Under the terms of the Amended and Restated Program Agreement dated March 5, 2004 (the “Amended and Restated Program Agreement”), the Company is obligated to reimburse the Bank up to a total of $3.5 million, based on the non-attainment of a defined net portfolio yield performance during the first three years after the sale (the “measurement period”), with a calculation of the cumulative amount due related to this obligation on each of the first three anniversary dates of the agreement. At the time of the sale, an estimated liability of $3.5 million was recorded for this potential obligation. The Company paid the Bank approximately $0.5 million on the initial anniversary date after the sale, which reduced the recorded liability to $3.0 million, as a result of the actual net portfolio yield falling below the defined net portfolio yield during the initial year of the measurement period. Based on the improving trend in the actual net portfolio yield during 2005, the Company recorded a benefit of $3.0 million to reverse the remaining recorded liability related to the Peebles private label credit card portfolio. As a result of the improvement in the portfolio yield, the Company also expects to receive back the $0.5 million paid on the first anniversary date as well as excess collected yield above the defined portfolio yield performance under a 50% sharing arrangement provided under terms of the Amended and Restated Program Agreement through the third and final measurement period in March 2007. While the Company expects to receive approximately $1.3 million in April 2006 related to the second anniversary measurement period, the Company will not recognize any additional benefit under the Amended and Restated Program Agreement, including recovery of the previously paid $0.5 million, until the third year anniversary date, as this is considered a gain contingency.

SG&A expenses were also impacted by an increase in the premium received associated with sales generated by use of the Stage division private label credit card. Beginning in October 1, 2004, under terms of the Amended and Restated Program Agreement, the Company receives a premium or pays a discount on sales generated using the Stage division private label credit card, based on the performance of the Stage portfolio that was sold in September 2003. The Company realized $4.9 million and $1.9 million of premium on Stage division credit sales under the Amended and Restated Program Agreement related to this agreement during 2005 and 2004, respectively.

Store opening costs in 2005 of $3.2 million, which include expenses associated with the rent holiday on new and relocated stores, relate to the 36 new stores opened and the 16 stores relocated during the current year. Store opening costs of $2.2 million incurred in 2004 relate to the 22 new stores opened and the six stores relocated during the prior year.

Net interest expense for 2005 increased 20% to $3.0 million for the current year from $2.5 million in 2004. The increase is reflective of higher borrowings related to an increase in capital expenditures, continued stock repurchase activity and seasonal borrowings, as well as a weighted average interest rate increase from 3.5% in 2004 to 5.6% in 2005. Interest expense is comprised of interest on borrowings under the Company’s Revolving Credit Facility, letters of credit and commitment fees, amortization of debt issue costs and interest on capital and finance lease obligations.

The Company's effective tax rate in 2005 was 37%, resulting in income tax expense of $32.8 million in the current year, as compared to income tax expense of $29.2 million in the prior year, during which its effective tax rate was 36.25%. The Company’s effective tax rate is currently estimated to be 37.25% in 2006.

As a result of the foregoing, the Company had net income of $55.9 million for 2005 as compared to net income of $51.4 million for 2004, an increase of 8.8%.

2004 Compared to 2003

Sales for 2004 increased 27.9% to $1,243.9 million from $972.2 million for 2003. The increase in total sales primarily reflects the impact of sales from the Peebles stores, which contributed $222.4 million in incremental sales as compared to 2003.

Comparable store sales increase (decrease) by quarter, which include comparable store sales for the Peebles stores in both years, are presented below.

	Fiscal Year
	2004	2003
1st Quarter	4.5%	(6.8)%
2nd Quarter	(3.2)	(2.4)
3rd Quarter	4.3	(6.0)
4th Quarter	4.0	(0.6)
Total Year	2.5	(3.7)

Comparable store sales, which are sales in stores that have been open at least fourteen months prior to the reporting period and include comparable store sales for the Peebles stores in both years, increased by 2.5% in 2004 as compared to a 3.7% decrease in 2003. Comparable store sales during 2004 are reflective of a better overall economic environment in the Company’s markets as compared to 2003. In addition, the Company increased its investment in selected categories of merchandise to support new initiatives and in the fourth quarter, increased the level of investment in inventory at the Peebles stores as part of a program to increase sales productivity in those stores. The year-over-year change in comparable store sales results in the second and third quarters of 2004 reflects the impact of the calendar shift of the Texas sales tax holiday weekend promotional event from the final week of the second quarter in 2003 to the first week of the third quarter in 2004.

The Company achieved comparable store sales gains in most of its key merchandise categories (i.e., those categories contributing greater than 5% of sales), namely special sizes, misses sportswear, accessories, shoes, men's, children’s and cosmetics. Conversely, the Company’s young men's and juniors departments each had comparable store sales decreases. On a market population basis utilizing a ten mile radius from each store, the Company experienced the largest positive comparable store sales results in its small market stores. In its small market stores, or those in market areas of less than 50,000 people, comparable store sales increased 4.4%. In its mid-size market stores, or those in market areas of 50,000 to 150,000 people, comparable store sales decreased 0.2% primarily due to the introduction of new competition in these markets. In its large market stores, or those in market areas with populations greater than 150,000, comparable store sales increased 1.2%.

Gross profit increased 29.3% to $359.6 million for 2004 from $278.1 million for 2003. Gross profit, as a percent of sales, increased to 28.9% for 2004 from 28.6% for 2003. The following is a summary of the changes between 2004 and 2003 in the components of cost of sales, expressed as a percent of sales:

	Increase (decrease) of the components of cost of sales
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Full Year
	2004	2004	2004	2004	2004
Merchandise cost of sales, including shrink expenses	(2.5)%	1.3%	(2.3)%	0.5%	(0.9)%
Buying, occupancy and distribution expense	0.7	0.7	0.6	0.1	0.6
Total cost of sales, and related buying, occupancy and distribution expenses	(1.8)%	2.0%	(1.7)%	0.6%	(0.3)%

The lower merchandise cost of sales resulted in higher maintained merchandise margins in 2004, which reflects a combination of improved consumer demand for products in the first quarter and the higher contribution by the Peebles stores in the third quarter, partly offset by a higher level of markdowns in the second quarter and higher shrink expense in the fourth quarter. The increase in buying, occupancy and distribution expenses was principally driven by higher costs of operations of the South Hill and Knoxville distribution centers, as well as higher rent, taxes, common area charges and incremental depreciation expense associated with the inclusion of the Peebles stores in 2004 results and the eleven net new stores that have been added since the end 2003.

Selling, general and administrative expenses for 2004 increased 36.7% to $274.3 million from $200.7 in 2003 and, as a percent of sales, increased to 22.0% from 20.6% in 2004. SG&A expenses for 2004 increased from 2003 primarily as a result of the increase in the number of stores in operation in 2004, including the acquired Peebles stores, and the fact that there was no net credit income from the Stage Portfolio in 2004 as compared to 2003. SG&A expenses in 2003 included, as an offset to SG&A expenses, the net income contribution from the Stage portfolio prior to its sale on September 12, 2003, which included service charge and late fee income, operating expenses incurred by the Company in origination of credit, customer service and collection activities, interest expense on securitization facility borrowings and certain other items (collectively "Net Credit Income"). Net Credit Income in 2003 was $13.6 million, or 1.4% of sales. SG&A expenses in 2003, excluding the $13.6 million of Net Credit Income, would have been $214.3 million, or 22.0% of sales, the same as the 2004 rate.

Store opening costs in 2004 of $2.2 million, which include expenses associated with the rent holiday on new and relocated stores, relate to the 22 new stores opened and the six stores relocated during 2004 year. Store opening costs of $3.1 million incurred in 2003 relate to the 34 new stores opened and the eight stores relocated during 2003.

Net interest expense for 2004 of $2.5 million was consistent with 2003. 2003 includes the write-off of $0.8 million of unamortized debt issue costs associated with the termination on August 21, 2003 of the Company's former $125.0 million credit facility. Interest expense in 2004 is comprised of interest on borrowings under the Company’s Revolving Credit Facility (as defined below), letters of credit and commitment fees, amortization of debt issue costs, and interest on capital and finance lease obligations. The Company's primary source of funding is its Revolving Credit Facility, as discussed in "Liquidity and Capital Resources."

The Company realized a gain of $12.2 million on the sale of the Stage Portfolio, which was recognized in the third quarter of 2003. The Company had no such gain in 2004.

The Company's effective tax rate in 2004 was 36.25%, resulting in income tax expense of $29.2 million in 2004, as compared to income tax expense of $30.7 million in 2003, during which its effective tax rate was 36.5%.

As a result of the foregoing, the Company had net income of $51.4 million for the 2004 as compared to net income of $53.4 million for 2003, a decrease of 3.7%.

Seasonality and Inflation

Historically, the Company's business is seasonal and sales traditionally are lower during the first three quarters of the fiscal year (February through October) and higher during the last quarter of the fiscal year (November through January). The fourth quarter usually accounts for slightly more than 30% of the Company's annual sales, with the other quarters accounting for approximately 22% to 24% each. Working capital requirements fluctuate during the year and generally reach their highest levels during the third and fourth quarters. The Company does not believe that inflation had a material effect on its results of operations during the past three years. However, there can be no assurance that the Company’s business will not be affected by inflation in the future.

The following table shows quarterly information (unaudited) for the Company (in thousands, except per share amounts):

	Fiscal Year 2005
	Q1	Q2	Q3	Q4
Net sales	$310,060	$309,430	$306,044	$418,566
Gross profit	104,162	82,769	90,715	113,774
Net income	$20,522	$6,513	$9,146	$19,706

Basic earnings per common share	$0.75	$0.24	$0.34	$0.74
Diluted earnings per common share	$0.68	$0.22	$0.31	$0.68

Basic weighted average shares	27,467	27,225	27,030	26,462
Diluted weighted average shares	29,973	29,819	29,502	28,936

	Fiscal Year 2004
	Q1	Q2	Q3	Q4
Net sales	$289,658	$279,872	$285,296	$389,025
Gross profit	96,464	72,662	84,126	106,308
Net income	$18,481	$5,397	$8,900	$18,610

Basic earnings per common share	$0.65	$0.20	$0.33	$0.68
Diluted earnings per common share	$0.59	$0.18	$0.30	$0.62

Basic weighted average shares	28,388	27,291	26,795	27,224
Diluted weighted average shares	31,169	30,024	29,231	29,778

Liquidity and Capital Resources

The Company's liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows, (iii) normal trade credit terms from the vendor and factor community and (iv) its Revolving Credit Facility.

The Company has a senior secured revolving credit facility (the “Revolving Credit Facility”) that matures August 21, 2008 which provides for borrowings up to a maximum of $250.0 million. Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. The daily interest rates under the Revolving Credit Facility are equal to the applicable prime rate or Eurodollar rate plus an applicable margin as set forth in the Revolving Credit Facility agreement. Inventory, accounts receivable, cash and cash equivalents are pledged as collateral under the Revolving Credit Facility. The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements. The Company had no outstanding borrowings at January 28, 2006. Excess borrowing availability under the Revolving Credit Facility, net of letters of credit outstanding of $13.4 million, was $166.3 million at January 28, 2006. During 2005, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 5.6% and $19.1 million, respectively.

The Revolving Credit Facility contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the amount of capital expenditures, payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions. The Company continually monitors its liquidity position and compliance with those covenants. At January 28, 2006, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility.

The Company had $106.0 million in cash provided from operating activities in the 2005. Net income, adjusted for income tax benefits related to stock options exercised and for non-cash expenses such as depreciation, deferred income tax expense, amortization of debt issue costs, and deferred stock compensation, provided cash of approximately $102.6 million. Other operating cash flow changes used net cash of approximately $3.4 million. Other operating cash flows reflect a use of cash of $2.1 million for the increase in inventory during 2005 as compared to $21.9 million use of cash in 2004. The use of cash for inventory in 2005 was the result of total selling square footage increases being offset by a temporary decline in inventory levels as compared to 2004 due to later receipt of merchandise caused in part by the later timing of the Easter holiday in 2006. The cash used in 2004 is reflective of the planned increase in the investment in selected categories of merchandise to support new sales initiatives, the planned increase in the level of investment in inventory in the Peebles stores as part of a program to increase sales productivity in those stores and the increase associated with new store openings. Other operating cash flows included construction allowances of $13.3 million and $3.1 million in 2005 and 2004, respectively. Other operating cash flows also included the use of cash of $17.9 million for the increase in other assets in 2005 as compared to a $1.7 million decrease in other assets in 2004. The increase in 2005 was primarily due to an increase in receivables from landlords and merchandise vendors and investments held in trust for deferred compensation plans.

On February 27, 2006, the Company acquired privately held B.C. Moore & Sons, Incorporated (“B.C. Moore”). In purchasing B.C. Moore, the Company acquired 78 retail locations, which are located in small markets throughout Alabama, Georgia, North Carolina and South Carolina. The Company’s integration plan calls for 69 of the acquired locations to be converted into Peebles stores, and the remaining 9 locations will be closed. The acquired B.C. Moore stores will go through several phases of operation during fiscal 2006. The stores will operate as usual until May, at which time, starting about every 2 weeks, a different group of stores will undertake inventory liquidation sales. Upon the completion of their liquidation activities, which should run for about four weeks, the stores will go dark. During this dark period, which should last for three to four weeks for each store, the 69 continuing stores will be remodeled as necessary, re-inventoried with Peebles merchandise assortments, new signs installed, and then reopened as Peebles stores. The grand openings of the 69 new Peebles stores will occur, also in phases, between mid-July and mid-October. The acquisition expands and strengthens the Company’s position in the Southeastern United States, and is consistent with its corporate strategy of increasing the concentration of its store base into smaller markets.

During 2005, the Company repurchased approximately 1,823,000 shares of its common stock at a cost of approximately $48.7 million, which included the completion of the $30.0 million 2005 Stock Repurchase Program and $18.7 million funded using the proceeds from the exercise of employee stock options. At April 5, 2006, approximately $8.1 million was available to the Company for stock repurchases with proceeds from the exercise of employee stock options.

The Company initiated a quarterly cash dividend of 2.5 cents per share during the 2005 fiscal year. The total dividend payments were $0.7 million in each of the third and fourth quarters. While the Company expects to continue payment of quarterly dividends, the declaration and payment of future dividends by the Company are subject to the discretion of the Board. Any future determination to pay dividends will depend on the Company's results of operations and financial condition, as well as meeting certain criteria under its Revolving Credit Facility and other factors deemed relevant by the Board.

Capital expenditures were $75.2 million in 2005 as compared to $47.9 million in 2004. The Company opened 36 new stores and relocated 16 stores in 2005 as compared to 22 stores opened and six stores relocated in 2004. The Company received construction allowances from landlords of $13.3 million in 2005 and $3.1 million in 2004 to fund a portion of the capital expenditures related to store leasehold improvements in new and relocated stores. These funds have been recorded as a deferred rent credit in the balance sheet and will be recorded as an offset to rent expense over the lease term commencing with the date the allowances were earned. In 2005, the increase in expenditures primarily relates to the increased store activity as well as the $12.1 million investment associated with the installation of new sortation equipment and a new warehouse management system in the South Hill, Virginia, facility and conversion of the Peebles merchandise management systems from the “legacy” system to the Retek merchandise management system used in Houston. The facility upgrades at the South Hill facility were made to increase capacity and productivity of that distribution center after the Company closed the Knoxville, Tennessee distribution center. The Company also purchased a second aircraft at a cost of $3.1 million to support increased store visitation and expanded new store growth activity.

Management currently estimates capital expenditures net of construction allowances to be received from landlords in 2006 will be approximately $68.0 million. The expenditures will be for the opening of 35 to 40 new organic stores, remodels and relocations of existing stores as well as expenditures related to remodeling 69 stores recently acquired from B.C. Moore. Capacity will also be increased at the Jacksonville distribution facility to support future store growth by adding to the existing sortation and other related equipment.

Contractual Obligations

The Company has numerous contractual commitments for purchases of merchandise inventories, services arising in the ordinary course of business, letters of credit, Revolving Credit Facility service and leases. Presented below is a summary of the Company's contractual obligations as of January 28, 2006 (in thousands). These items are discussed in further detail in Note 5 “Debt Obligations” and Note 9 "Operating Leases" to the consolidated financial statements.

		Payment Due by Period
Contractual Obligations	Total	Less Than One Year	1-3 Years	4-5 Years	More than 5 Years
Revolving Credit Facility (1)	$-	$-	$-	$-	$-
Documentary letters of credit (2)	3,758	3,758	-	-	-
Capital and finance lease obligations	3,054	74	304	293	2,383
Operating lease obligations (undiscounted) (3)	301,285	62,833	94,273	59,455	84,724
Other purchase obligations (4)	20,949	11,779	9,033	137	-
Total contractual cash obligations	$329,046	$78,444	$103,610	$59,885	$87,107

(1)	The Company had no outstanding borrowings at January 28, 2006. The Revolving Credit Facility matures August 21, 2008. Borrowings and repayments will occur in future periods.

(2)
These documentary letters of credit support the importing of private label merchandise. The Company also had outstanding stand-by letters of credit that totaled approximately $9.6 million at January 28, 2006, of which $7.3 million were also issued in support of importing the Company's private label merchandise. The remaining stand-by letters of credit of $2.3 million are required to collateralize retained risks and deductibles under various insurance programs. The estimated liability that will be paid in cash related to stand-by letters of credit supporting insurance programs are reflected in accrued expenses. If the Company failed to make payments when due, the beneficiaries of letters of credit could make demand for payment under the letters of credit.

(3)
The Company has certain operating leases with provisions for step rent or escalation payments. The Company records rent expense on a straight-line basis, evenly dividing rent expense over the lease term, including the build-out period, if any, and where appropriate, applicable available lease renewal option periods. However, this accounting treatment does not affect the future annual operating lease cash obligations as shown herein. The Company records construction allowances from landlords as a deferred rent credit when earned in the Consolidated Balance Sheets. Such deferred rent credit is amortized over the related term of the lease, commencing with the date the Company earns the construction allowance, as a reduction of rent expense.

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

In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise typically up to six months in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled. As of January 28, 2006, the Company had outstanding purchase orders of $271.7 million.

The Company’s funding policy is to make contributions to maintain the minimum funding requirements for its pension obligations in accordance with the Employee Retirement Income Security Act. The Company may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover short-term liquidity needs of the plans in order to maintain current invested positions. The Company expects to contribute between $0.2 to $2.0 million during 2006.

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

Vendor allowances. The Company receives consideration from its merchandise vendors in the form of allowances and reimbursements. Given the promotional nature of the Company’s business, the allowances are generally intended to offset the Company’s costs of handling, promoting, advertising and selling the vendors’ products in its stores. Vendor allowances are recognized as a reduction of cost of goods sold or related selling expense when the purpose for which the vendor funds were intended to be used has been fulfilled.

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

Buildings & improvements	20
Store and office fixtures and equipment	5-10
Warehouse equipment	5-15
Leasehold improvements- stores	5-12.5
Leasehold improvements- corporate office	20

Impairment of long-lived assets. Property, plant and equipment and other long-lived assets, including acquired definite-lived intangibles and other assets, are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on impairment indicators such as the nature of the assets physical condition, the future economic benefit of the asset, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated fair value of the asset. Management's judgment is necessary to estimate fair value.  Accordingly, actual results could vary from those estimates.

Business combination and goodwill. Goodwill represents the excess of consideration over the fair value of tangible and intangible net assets acquired in connection with the Acquisition. Certain assumptions and estimates are employed in determining the fair value of assets acquired and the fair value of liabilities assumed. The value of goodwill at January 28, 2006 was $79.4 million.

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

Impairment of goodwill and intangible asset. Goodwill and intangible asset are not amortized but are to be tested for impairment annually or more frequently when indicators of impairment exist. The impairment test is subject to change from period to period as it requires management to make cash flow assumptions including, among other things, future margins, volumes of sales, operating costs and discount rates. Such assumptions can fluctuate each period. The Company is also exposed to the possibility that changes in market conditions could result in impairment charges.

Revenue recognition. Revenue from sales is recognized at the time of sale, net of any returns. A reserve is maintained for the estimated merchandise returns based on historical return percentages and gross margin rates.

Deferred taxes. At January 28, 2006, the Company has net deferred tax assets of approximately $14.4 million (see Note 10 to the Consolidated Financial Statements). This amount is net of a valuation allowance of approximately $2.2 million recorded against the deferred tax assets. The Company's ability to realize the benefits of these deferred tax assets is dependent on the Company's ability to generate future taxable income and utilize net operating losses prior to expiration.

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

Frozen defined benefit plans. The plans' obligations and related assets are presented in Note 8 to the consolidated financial statements. The plans' assets are invested in a combination of equity and debt securities. Plans' obligations and the annual pension expense are determined by independent actuaries using a number of assumptions. Key assumptions in measuring the plans' obligations include the discount rate applied to future benefit obligations and the estimated future return on plans' assets. At January 28, 2006 assumptions used were a weighted average discount rate of 5.5% and a weighted average long-term rate of return on plans' assets of 7.9%.

Recent Accounting Standards and Disclosures

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140.” SFAS No. 156 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 156 requires an entity to separately recognize financial assets as servicing assets or servicing entities each time it undertakes an obligation to service a financial asset by entering into certain kinds of servicing contracts. The entity must also initially measure all separately recognized servicing assets and servicing liabilities at fair value, if practicable. Servicing assets and servicing liabilities subsequently measured at fair value must be separately presented in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for the Company’s fiscal year beginning February 4, 2007. The Company does not expect this statement to have a material impact on its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement also resolves issues addressed in Statement No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133. SFAS 140 is amended to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued during fiscal years beginning after September 15, 2006. The Company does not expect this statement to have a material impact on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle and corrections of errors. SFAS 154 is effective for fiscal years beginning after December 15, 2005.

On December 16, 2004, the FASB issued Statement No. 123 of Financial Accounting Standards (revised 2004) ("SFAS 123(R)"), “Share Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and is effective for reporting periods beginning after June 15, 2005. On April 14, 2005, the SEC announced the effective date of SFAS 123(R) was deferred until the beginning of the next fiscal year after June 15, 2005. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires an entity to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The Company will adopt SFAS 123(R) in the first quarter of 2006 and apply the standard using the modified prospective method, which requires compensation expense to be recorded for remaining unvested stock awards as of the effective date and for new awards issued thereafter. Prior periods presented are not required to be restated. The Company estimates the adoption of SFAS No. 123(R) will reduce diluted earnings per share during fiscal 2006 by $0.05 for stock awards outstanding as of January 28, 2006. The amount of the impact would increase for any grants made after January 28, 2006.

In November 2004, the FASB issued SFAS No. 151 ("SFAS 151"), "Inventory Costs an Amendment of ARB No. 43, Chapter 4."  SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense freight, handling costs and wasted material and requires that these items be recognized as current period charges. SFAS 151 applies only to inventory costs incurred during periods beginning after the effective date and also requires that the allocation of fixed production overhead to conversion costs be based on the normal capacity of the production facilities. SFAS 151 is effective for the reporting period beginning December 1, 2005. The adoption of SFAS 151 did not have a material impact on the Company's results of operations or financial position or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Borrowings under the Company's Revolving Credit Facility bear a floating rate of interest. As of January 28, 2006, there were no outstanding borrowings under the Company's Revolving Credit Facility. However, an increase in interest rates in the future may have a negative impact on the Company's results of operations and cash flows. The Company had average daily borrowings of $19.1 million bearing a weighted average interest rate of 5.6% during 2005. A hypothetical 10% change in interest rates would have had a $0.1 million effect on the Company’s annual results of operations and cash flows.

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

The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures and concluded that the Company's disclosure controls and procedures were effective as of January 28, 2006.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended January 28, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

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

With the participation of the Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company's internal control over financial reporting was effective as of January 28, 2006.

Management's assessment of the effectiveness of the Company's internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ JAMES R. SCARBOROUGH	/s/ MICHAEL E. McCREERY
James R. Scarborough	Michael E. McCreery
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer
April 10, 2006	April 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Stage Stores, Inc.
Houston, Texas

We have audited management's assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that the management of Stage Stores, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 28, 2006, of the Company and our report dated April 10, 2006 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Houston, Texas
April 10, 2006

New York Stock Exchange Required Disclosures

The Company has included as exhibits to this Form 10-K certifications of the Company’s Chief Executive Officer and Chief Financial Officer certifying the quality of the Company’s public disclosure. The Company’s Chief Executive Officer has also submitted to the New York Stock Exchange (NYSE) a certification certifying that he is not aware of any violations by the Company of the NYSE corporate governance listing standards.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under “Information Relating to Directors, Nominees and Executive Officers”, under “Information Relating to the Board of Directors and Committees”, under “Section 16(a) Beneficial Ownership Reporting Compliance”, under “Audit Committee - Audit Committee Financial Expert”, and under "Code of Ethics for Senior Officers" in the Proxy Statement is incorporated herein by reference.

The following information pertains to the executive officers of the Company as of April 5, 2006:

Name	Age	Position
James R. Scarborough	55	Chief Executive Officer and Chairman of the Board of Directors
Andrew T. Hall	45	President, Chief Operating Officer
Michael E. McCreery	57	Executive Vice President, Chief Financial Officer, Secretary and Director
Dennis E. Abramczyk	58	Executive Vice President, Chief Operating Officer of the Peebles Division
Cynthia S. Murray	48	Executive Vice President, Chief Merchandising Officer of the Stage Division
Ernest R. Cruse	55	Executive Vice President, Store Operations
Jeffrey J. Kish	41	Executive Vice President, Chief Information Officer
Ron D. Lucas	58	Executive Vice President, Human Resources
Joanne Swartz	46	Executive Vice President, Advertising and Sales Promotion
Gough H. Grubbs	57	Senior Vice President, Logistics and Distribution
Russell A. Lundy II	43	Senior Vice President, Peebles Stores
Richard E. Stasyszen	45	Senior Vice President, Finance and Controller
Mel B. Ward	52	Senior Vice President, Real Estate

Mr. Scarborough has been Chairman of the Board since August 24, 2001. He joined the Company’s predecessor as President and Chief Executive Officer in August of 2000. He served as President of the Company until February 20, 2006. Between 1996 and 2000, Mr. Scarborough was President and Chief Executive Officer of Busy Body, Inc. Busy Body, Inc. filed a petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas Houston Division on May 2, 2001.

Mr. Hall joined the Company in February of 2006 as President and Chief Operating Officer. Previously, he served as Chairman of Foley’s, a Houston-based division of Federated Department Stores, Inc., from June of 2003 to February 2006. From June of 2002 to June of 2003, he served as Foley’s Chief Financial Officer. From June 1999 to June 2002, Mr. Hall was the Chief Financial Officer of Kaufmann’s Department Stores.

Mr. McCreery has been a Director of the Company since August 24, 2001. He joined the Company’s predecessor as Executive Vice President and Chief Financial Officer in February of 2001. From 1998 to 2001, Mr. McCreery was Senior Vice President and Chief Financial Officer of Levitz Furniture Company.

Mr. Abramczyk joined the Company in March of 1999 as Vice President of men's sportswear and furnishings. He was promoted to Senior Vice President, General Merchandise Manager of Stage, Bealls and Palais Royal departments of men's, young men's, cosmetics and shoes in May of 1999. In January of 2000, the children's and intimate apparel divisions were added to his responsibility. From 2002 to 2005, he served as Executive Vice President of Stage, Bealls, and Palais Royal. In February of 2006, he was promoted to the position of Executive Vice President, Chief Operating Officer of the Peebles Division.

Ms. Murray joined the Company in August of 2004 as Executive Vice President, General Merchandise Manager overseeing the Company's misses sportswear, junior sportswear, special sizes, accessories, cosmetics, dresses, home & gifts, outerwear and swimwear departments for the Stage, Bealls and Palais Royal stores. In February 2006, Ms. Murray was promoted to Executive Vice President, Chief Merchandising Officer of the Stage Division. Prior to joining the Company, she served as Senior Vice President, Merchandising - Stores and Catalog at Talbot's from 1989 to 2004.

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

Mr. Kish joined the Company in May of 1999 as Vice President, Systems Development and was promoted to Senior Vice President and Chief Information Officer in August of 2000. Mr. Kish was promoted to Executive Vice President and Chief Information Officer in March of 2006.

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

Information regarding executive compensation under “Information Relating to Directors, Nominees, Executive Officers”, “Compensation Committee Report” and “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the security ownership of certain beneficial owners and management and related stockholder matters under “Information Relating to Directors, Nominees and Executive Officers Security Ownership” in the Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions under “Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding fees billed to the Company by its independent registered public accounting firm, Deloitte & Touche LLP, under the heading “Principal Accountant Fees and Services” in the Proxy Statement is incorporated herein by reference.

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
_____________
3.1
Restated Articles of Incorporation of Stage Stores, Inc. (f/k/a Specialty Retailers, Inc. (NV)) are incorporated by reference to Exhibit 3.1 of Stage Stores’ Registration Statement on Form 10 (Commission File No. 000-21011) filed October 29, 2001.

3.2*	Amended and Restated ByLaws of Stage Stores, Inc. dated as of March 16, 2006.

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

10.1†
Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan is incorporated by reference to Appendix B of Stage Stores’ Proxy Statement on Schedule 14A (Commission File No. 1-14035) filed April 16, 2004.

10.2†	Form of Performance Based Share Agreement is incorporated by reference to Exhibit 10.1 of Stage Stores’ Current Report on Form 8-K (Commission File No. 1-14035) filed April 1, 2005.

10.3†	Form of Nonstatutory Stock Option Agreement is incorporated by reference to Exhibit 10.1 of Stage Stores’ Current Report on Form 8-K (Commission File No. 1-14035) filed April 1, 2005.

10.4†	Stage Stores Deferred Compensation Plan is incorporated by reference to Exhibit 10.24 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed April 23, 2003.

10.5†
Stage Stores, Inc. 2003 Non-Employee Director Equity Compensation Plan is incorporated by reference to Appendix B to Stage Stores’ Proxy Statement on Schedule 14A (Commission File No. 1-14035) filed April 23, 2003.

10.6†	Form of Shareholder Agreement for restricted stock under the Stage Stores, Inc. 2003 Non-Employee Director Equity Compensation Plan.

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

10.9
Second Amendment to Credit Agreement dated January 10, 2005 by and between Specialty Retailers (TX) LP, Stage Stores, Inc. and the named subsidiaries of Stage Stores, Inc., Fleet National Bank, Fleet Retail Group, Inc. and the other lenders named therein.

10.10*
Third Amendment to Credit Agreement dated as of December 31, 2005 by and between Specialty Retailers (TX) LP, Stage Stores, Inc. and the named subsidiaries of Stage Stores, Inc., Bank of America, N.A. (f/k/a Fleet National Bank), Fleet Retail Group, Inc. and the other lenders named therein.

_____________
10.11
Intercreditor Agreement dated September 12, 2003 among World Financial Network National Bank, Specialty Retailers (TX) LP, Stage Stores, Inc. and Fleet Retail Finance Inc. is incorporated by reference to Exhibit 2.3 of Stage Stores’ Current Report on Form 8-K (Commission File No. 1-14035) filed September 22, 2003.

10.12
First Amendment to Intercreditor Agreement dated March 5, 2004 by and among World Financial Network National Bank, Specialty Retailers (TX) LP, Stage Stores, Inc. and Fleet Retail Group, Inc is incorporated by reference to Exhibit 10.6 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed April 15, 2004.

10.13
Amended and Restated Private Label Credit Card Program Agreement Between World Financial Network National Bank and Stage Stores and Specialty Retailers (TX) LP dated as of March 5, 2004 is incorporated by reference to Exhibit 10.8 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed April 15, 2004.

10.14†
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

10.18†
Employment Agreement between Dennis Abramczyk and Stage Stores, Inc. dated January 30, 2002 is incorporated by reference to Exhibit 10.23 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed April 23, 2003.

10.19†
Employment Agreement between Cynthia Murray and Stage Stores, Inc. dated August 2, 2004 is incorporated by reference to Exhibit 10 of Stage Stores’ Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed August 30, 2004.

10.20†
Employment Agreement between Andrew Hall and Stage Stores, Inc. dated February 10, 2006 is incorporated by reference to Exhibit 10 of Stage Stores’ Current Report on Form 8-K (Commission File No. 1-14035) filed February 15, 2006.

14	Code of Ethics for Senior Officers is incorporated by reference to Exhibit 99.4 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed April 23, 2003.

21*	Subsidiaries of Stage Stores, Inc.

23*	Consent of Independent Registered Public Accounting Firm.

24*	Power of Attorney.

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
_____________
32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

______________________________________________
*	Filed electronically herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAGE STORES, INC.

/s/ James R. Scarborough	April 12, 2006
James R. Scarborough
Chief Executive Officer
(Principal Executive Officer)

STAGE STORES, INC.

/s/ Michael E. McCreery	April 12, 2006
Michael E. McCreery
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

*	Director	April 12, 2006
Scott Davido

*	Director	April 12, 2006
Michael Glazer

/s/ Michael E. McCreery	Director	April 12, 2006
Michael E. McCreery

*	Director	April 12, 2006
John Mentzer

*	Director	April 12, 2006
Margaret Monaco

*	Director	April 12, 2006
William Montgoris

*	Director	April 12, 2006
Sharon Mosse

*	Director	April 12, 2006
Walter Salmon

/s/ James R. Scarborough	Director	April 12, 2006
James R. Scarborough

(Constituting a majority of the Board of Directors)

*By:	/s/ Michael E. McCreery
Michael E. McCreery
Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Stage Stores, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Stage Stores, Inc. and subsidiaries (the “Company”) as of January 28, 2006 and January 29, 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 28, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 28, 2006 and January 29, 2005, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 10, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP
Houston, Texas
April 10, 2006

Stage Stores, Inc.
Consolidated Balance Sheets
(in thousands, except par values)

	January 28, 2006	January 29, 2005

ASSETS
Cash and cash equivalents	$33,683	$40,455
Merchandise inventories, net	283,665	281,588
Current deferred taxes	24,270	24,031
Prepaid expenses and other current assets	36,076	22,278
Total current assets	377,694	368,352

Property, equipment and leasehold improvements, net	244,091	212,179
Goodwill	79,353	79,353
Intangible asset	14,910	14,910
Other non-current assets, net	15,605	12,205
Total assets	$731,653	$686,999

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$81,719	$74,957
Income taxes payable	8,968	11,024
Current portion of debt obligations	74	130
Accrued expenses and other current liabilities	64,423	57,080
Total current liabilities	155,184	143,191

Debt obligations	2,979	3,048
Deferred taxes	9,860	11,527
Other long-term liabilities	61,798	47,960
Total liabilities	229,821	205,726

Commitments and contingencies

Common stock, par value $0.01, 50,000 shares authorized, 33,033 and 32,107 shares issued, respectively	330	321
Additional paid-in capital	412,456	396,229
Less treasury stock - at cost, 6,448 and 4,625 shares, respectively	(143,515)	(94,828)
Minimum pension liability adjustment	(1,981)	(451)
Retained earnings	234,542	180,002
Stockholders' equity	501,832	481,273
Total liabilities and stockholders' equity	$731,653	$686,999

The accompanying notes are an integral part of these statements

Stage Stores, Inc.
Consolidated Statements of Income
(in thousands, except earnings per share)

	Fiscal Year
	2005	2004	2003
Net sales	$1,344,100	$1,243,851	$972,212
Cost of sales and related buying, occupancy and distribution expenses	952,680	884,291	694,055
Gross profit	391,420	359,560	278,157
Selling, general and administrative expenses	296,543	274,265	200,713
Store opening costs	3,210	2,172	3,068
Interest, net of income of $226, $87, and $287, respectively	2,958	2,515	2,509
Gain on sale of private label credit card portfolio, net	-	-	(12,218)
Income before income tax	88,709	80,608	84,085
Income tax expense	32,822	29,220	30,691
Net income	$55,887	$51,388	$53,394

Basic and diluted earnings per share data:

Basic earnings per share	$2.07	$1.87	$1.87
Basic weighted average shares outstanding	27,046	27,424	28,505

Diluted earnings per share	$1.90	$1.72	$1.76
Diluted weighted average shares outstanding	29,360	29,842	30,275

The accompanying notes are an integral part of these statements

Stage Stores, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year
	2005	2004	2003
Cash flows from operating activities:
Net income	$55,887	$51,388	$53,394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,519	36,638	25,870
Deferred income taxes	(1,006)	4,710	11,223
Stock option income tax benefits	4,968	7,593	2,254
Amortization of debt issue costs	447	446	1,724
Provision for bad debts	-	311	16,794
Deferred stock compensation	738	272	-
Gain on sale of private label credit card portfolios, net	-	-	(12,218)
Proceeds from sale of proprietary credit card portfolios, net	-	34,764	158,200
Construction allowances from landlords	13,302	3,104	9,488
Other changes in operating assets and liabilities:
Decrease in accounts receivable and retained interest in receivables sold	-	2,880	37,695
(Increase) decrease in merchandise inventories	(2,077)	(21,901)	13,451
(Increase) decrease in other assets	(17,926)	1,679	3,771
Increase in accounts payable and other liabilities	10,155	10,510	220
Total adjustments	50,120	81,006	268,472
Net cash provided by operating activities	106,007	132,394	321,866

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(75,168)	(47,890)	(46,432)
Proceeds from retirements of property,equipment and leasehold improvements	2,018	16	500
Acquisition of Peebles, net of cash acquired	-	-	(174,586)
Net cash used in investing activities	(73,150)	(47,874)	(220,518)

Cash flows from financing activities:
Proceeds from (payments on):
Borrowings under revolving credit facility, net	-	(10,700)	(43,036)
Repurchases of accounts receivable from accounts receivable trust	-	-	(64,000)
Repurchases of common stock	(48,687)	(61,701)	(7,666)
Finance lease obligations	-	1,650	1,500
Debt obligations	(125)	(891)	(235)
Exercise of stock options and warrants	10,530	12,844	8,139
Cash dividends	(1,347)	-	-
Additions to debt issue costs	-	-	(2,203)
Net cash used in financing activities	(39,629)	(58,798)	(107,501)

Net increase (decrease) in cash and cash equivalents	(6,772)	25,722	(6,153)

Cash and cash equivalents:
Beginning of period	40,455	14,733	20,886
End of period	$33,683	$40,455	$14,733

Supplemental disclosures:
Interest paid	$2,666	$1,870	$1,307
Income taxes paid	$30,917	$8,513	$14,810

The accompanying notes are an integral part of these statements

Stage Stores, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands)

							Accumulated
							Other
	Common		Additional	Treasury			Comprehensive
	Stock		Paid-in	Stock		Retained	Income
	Shares	Amount	Capital	Shares	Amount	Earnings	(Loss)	Total

Balance, February 1, 2003	30,063	$300	$362,967	(1,753)	$(25,461)	$75,220	$(2,020)	$411,006

Net income	-	-	-	-	-	53,394	-	53,394
Minimum pension liability adjustment, net of tax of $1.2 million	-	-	-	-	-	-	2,020	2,020
Comprehensive income								55,414
Repurchases of common stock	-	-	-	(368)	(7,666)	-	-	(7,666)
Stock options exercised	805	9	8,130	-	-	-	-	8,139
Stock option income tax benefits	-	-	2,254	-	-	-	-	2,254
Recognition of pre-reorganization deferred tax assets	-	-	1,191	-	-	-	-	1,191

Balance, January 31, 2004	30,868	$309	$374,542	(2,121)	$(33,127)	$128,614	$-	$470,338

Net income	-	-	-	-	-	51,388	-	51,388
Minimum pension liability adjustment, net of tax of ($0.3) million	-	-	-	-	-	-	(451)	(451)
Comprehensive income								50,937
Repurchases of common stock	-	-	-	(2,504)	(61,701)	-	-	(61,701)
Stock options and warrants exercised	1,239	12	12,832	-	-	-	-	12,844
Stock option income tax benefits	-	-	7,593	-	-	-	-	7,593
Deferred compensation	-	-	272	-	-	-	-	272
Recognition of pre-reorganization deferred tax assets	-	-	990	-	-	-	-	990

Balance, January 29, 2005	32,107	$321	$396,229	(4,625)	$(94,828)	$180,002	$(451)	$481,273

Net income	-	-	-	-	-	55,887	-	55,887
Minimum pension liability adjustment, net of tax of ($0.9) million	-	-	-	-	-	-	(1,530)	(1,530)
Comprehensive income								54,357
Dividends on common stock ($.025 per share)	-	-	-	-	-	(1,347)	-	(1,347)
Repurchases of common stock	-	-	-	(1,823)	(48,687)	-	-	(48,687)
Stock options and warrants exercised	926	9	10,521	-	-	-	-	10,530
Stock option income tax benefits	-	-	4,968	-	-	-	-	4,968
Deferred compensation	-	-	738	-	-	-	-	738

Balance, January 28, 2006	33,033	$330	$412,456	(6,448)	$(143,515)	$234,542	$(1,981)	$501,832

The accompanying notes are an integral part of these statements

Stage Stores, Inc.
Notes to Consolidated Financial Statements

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of business: Stage Stores, Inc. (the “Company”), through its subsidiaries Specialty Retailers (TX) LP and SRI Limited Partner LLC, operates family apparel stores under the names "Bealls", "Palais Royal", "Peebles" (effective November 2003) and "Stage" offering nationally recognized brand name family apparel, accessories, cosmetics and footwear. As of January 28, 2006, the Company operated 550 stores in 31 states located throughout the South Central, Mid-Atlantic, Southeastern, Midwestern, and New England States.

Principles of consolidation: The consolidated financial statements include the accounts of Stage Stores, Inc. and its subsidiaries. All intercompany transactions have been eliminated in consolidation.

Fiscal year: References to a particular year are to the Company's fiscal year which is the 52 or 53 week period ending on the Saturday closest to January 31st of the following calendar year. For example, a reference to "2005" is a reference to the fiscal year ended January 28, 2006. Fiscal years 2005, 2004 and 2003 were 52 week years.

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

Stock Split: On July 5, 2005, the Company's Board of Directors approved a 3-for-2 stock split of the Company’s common stock, $.01 par value, which was paid in the form of a stock dividend on August 19, 2005 to shareholders of record of the Company’s common stock at the close of business on August 4, 2005.  The Company issued approximately 10.8 million shares of common stock as a result of the stock split.  The share and per share information included in these consolidated financial statements have been restated to reflect the stock split for all periods presented.

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

Merchandise inventories: The Company values its inventory using the retail method of accounting. Retail accounting involves applying a calculated cost-to-retail ratio to the Company’s retail value of inventories. Based on a review of the historical clearance markdowns, current business trends, planned clearance promotion events and the level of ownership of clearance merchandise, an adjustment to inventory is recorded to reflect additional markdowns which are estimated to be necessary to liquidate existing clearance inventories and reduce inventories to the lower of cost or market.

Vendor allowances: The Company receives consideration from its merchandise vendors in the form of allowances and reimbursements. Given the promotional nature of the Company’s business, the allowances are generally intended to offset the Company’s costs of handling, promoting, advertising and selling the vendors’ products in its stores. Vendor allowances are recognized as a reduction of cost of goods sold or related selling expense when the purpose for which the vendor funds were intended to be used has been fulfilled and amounts have been authorized by vendors.

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

Buildings & improvements	20
Store and office fixtures and equipment	5-10
Warehouse equipment	5-15
Leasehold improvements- stores	5-12.5
Leasehold improvements- corporate office	20

Impairment of long-lived asset:  Property, plant and equipment and other long-lived assets, including acquired definite-lived intangibles and other assets, are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on impairment indicators such as the nature of the assets physical condition, the future economic benefit of the asset, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated fair value of the asset. Management's judgment is necessary to estimate fair value.  Accordingly, actual results could vary from those estimates.

During 2005 and 2004, the Company, as a result of its ongoing review of the performance of its stores, identified certain stores whose cash flow trend indicated that the carrying value of leasehold improvements may not be fully recoverable. Impairment charges for these stores of $0.6 million and $0.9 million were recorded in cost of sales on the consolidated statement of income in 2005 and 2004, respectively. The charges reflect the difference between these stores' carrying value and fair value.

Goodwill: Goodwill represents the excess of consideration over the fair value of tangible and intangible net assets acquired in connection with the acquisition of Peebles (“the Acquisition”).

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

Impairment of goodwill and intangible asset: Goodwill and indefinite life intangible assets are not amortized but are tested for impairment annually or more frequently when indicators of impairment exist. The Company's goodwill and intangible asset were recorded in connection with the Acquisition during the fourth quarter of fiscal year 2003. The Company completed its annual impairment test during the fourth quarter of fiscal year 2005 and determined there was no impairment of existing goodwill and intangible asset.

Debt issuance costs: Debt issue costs of $2.2 million are accounted for as a deferred charge and amortized over the term of the related financing agreement. Accumulated amortization was $1.0 million and $0.6 million at January 28, 2006 and January 29, 2005, respectively.

Accrued expenses and other current liabilities: Accrued expenses and other current liabilities include accrued compensation and benefits of $19.8 million and $17.9 million and accrued occupancy of $8.7 million and $8.9 million, as of January 28, 2006 and January 29, 2005, respectively.

Stage Stores, Inc.
Notes to Consolidated Financial Statements - (continued)

Financial instruments: The Company records all financial instruments at cost. The cost of all financial instruments approximates fair value.

Revenue recognition: Revenue from sales is recognized at the time of sale, net of any returns. A reserve has been established for the estimated merchandise returns. The Company's policy with respect to gift cards is to record revenue as the gift cards are redeemed for merchandise. Prior to their redemption, the cards are recorded as a liability. The total of such reserves and liabilities reflected in accrued expenses and other liabilities were $12.2 million and $10.3 million at January 28, 2006 and January 29, 2005, respectively.

Store opening expenses: Costs related to the opening of new stores are expensed as incurred. Store opening expenses include the rent accrued during the rent holiday period on new and relocated stores.

Advertising expenses: Advertising costs are charged to operations when the related advertising takes place. Advertising costs were $48.9 million, $43.7 million, and $36.3 million for 2005, 2004, and 2003, respectively.

Rent expense: The Company records rent expense on a straight-line basis over the lease term, including the build out period, and where appropriate, applicable available lease renewal option periods. The difference between the payment and expense in any period is recorded as deferred rent in other long-term liabilities in the Consolidated Balance Sheets. The Company records construction allowances from landlords when earned as a deferred rent credit in other long-term liabilities. Such deferred rent credit is amortized over the related term of the lease, commencing the date the Company earns the construction allowance, as a reduction of rent expense. The deferred rent credit was $31.3 million and $18.6 million as of January 28, 2006 and January 29, 2005, respectively.

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

Earnings per share: Basic earnings per share is computed using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is computed using the weighted average number of common shares as well as all potentially dilutive common share equivalents outstanding. Stock options, stock appreciation rights (“SARS”), non-vested stock grants and warrants are the only potentially dilutive share equivalents the Company has outstanding.

Stage Stores, Inc.
Notes to Consolidated Financial Statements - (continued)

The following table summarizes the components used to determine total diluted shares (in thousands):

	Fiscal Year
	2005	2004	2003
Basic weighted average shares outstanding	27,046	27,424	28,505
Effect of dilutive securities:
Stock options and SARS	1,058	1,211	1,125
Warrants	1,241	1,196	645
Non-vested stock grant	15	11	-
Diluted weighted average shares outstanding	29,360	29,842	30,275

The following table summarizes the number of options to purchase shares of common stock that were outstanding but were not included in the computation of diluted earnings per share because the exercise price of the options and SARS was greater than the average market price of the common shares (in thousands):

	Fiscal Year
	2005	2004	2003

Number of anti-dilutive options and SARS outstanding	238	297	380

Stock-based compensation: The Company accounts for stock-based compensation using the intrinsic value method, prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost related to stock options is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. Net income, as reported, does include the compensation expense related to performance shares, SARS and non-vested stock granted to members of senior management. Compensation expense for the performance shares and SARS, recognized ratably over the performance period, is primarily based on the anticipated number of shares and the related market value to be awarded at the end of the performance period. Compensation expense for the shares of stock granted is being recognized ratably over the vesting period and is based on the market value at the date of grant.

Stage Stores, Inc.
Notes to Consolidated Financial Statements - (continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation,” for the grant of stock-based compensation (in thousands, except per share amounts).

	Fiscal Year
	2005	2004	2003

Net income, as reported	$55,887	$51,388	$53,394

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	465	174	-

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,515)	(2,874)	(2,277)
Pro forma net income	$53,837	$48,688	$51,117

Earnings per share:
Basic - as reported	$2.07	$1.87	$1.87
Basic - pro forma	1.99	1.78	1.79

Diluted - as reported	$1.90	$1.72	$1.76
Diluted - pro forma	1.83	1.63	1.69

For purposes of the pro forma disclosures above, the estimated fair value of stock-based compensation on the date of the grant was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants issued in fiscal years 2005, 2004 and 2003:

	Fiscal Year
	2005	2004	2003

Expected volatility	32.9%	32.1%	39.6%
Risk free rate	4.4%	3.1%	2.3%
Expected life of options (in years)	4.0	3.0 - 4.0	3.0
Expected dividend yield	0.2%	0.0%	0.0%

The weighted average fair value of options granted was $8.82, $7.10 and $5.19 in 2005, 2004 and 2003, respectively.

Recent accounting standards: In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140.” SFAS No. 156 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 156 requires an entity to separately recognize financial assets as servicing assets or servicing entities each time it undertakes an obligation to service a financial asset by entering into certain kinds of servicing contracts. The entity must also initially measure all separately recognized servicing assets and servicing liabilities at fair value, if practicable. Servicing assets and servicing liabilities subsequently measured at fair value must be separately presented in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for the Company’s fiscal year beginning February 4, 2007. The Company does not expect this statement to have a material impact on its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement also resolves issues addressed in Statement No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133. SFAS 140 is amended to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued during fiscal years beginning after September 15, 2006. The Company does not expect this statement to have a material impact on its consolidated financial statements.

Stage Stores, Inc.
Notes to Consolidated Financial Statements - (continued)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle and corrections of errors. SFAS 154 is effective for fiscal years beginning after December 15, 2005.

On December 16, 2004, the FASB issued Statement No. 123 of Financial Accounting Standards (revised 2004) ("SFAS 123(R)"), “Share Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and is effective for reporting periods beginning after June 15, 2005. On April 14, 2005, the SEC announced the effective date of SFAS 123(R) was deferred until the beginning of the next fiscal year after June 15, 2005. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires an entity to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The Company will adopt SFAS 123(R) in the first quarter of 2006 and apply the standard using the modified prospective method, which requires compensation expense to be recorded for remaining unvested stock awards as of the effective date and for new awards issued thereafter. Prior periods presented are not required to be restated. The Company estimates the adoption of SFAS No. 123(R) will reduce diluted earnings per share during fiscal 2006 by $0.05 for stock awards outstanding as of January 28, 2006. The amount of the impact would increase for any grants made after January 28, 2006.

In November 2004, the FASB issued SFAS No. 151 ("SFAS 151"), "Inventory Costs an Amendment of ARB No. 43, Chapter 4."  SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense freight, handling costs and wasted material and requires that these items be recognized as current period charges. SFAS 151 applies only to inventory costs incurred during periods beginning after the effective date and also requires that the allocation of fixed production overhead to conversion costs be based on the normal capacity of the production facilities. SFAS 151 is effective for the reporting period beginning December 1, 2005. The adoption of SFAS 151 did not have a material impact on the Company's results of operations or financial position or cash flows.

NOTE 2 - ACQUISITION OF PEEBLES

On November 4, 2003, the Company acquired 100% of the common stock of PHC Retail Holding Company, which wholly owned Peebles, which then operated 136 stores in seventeen Mid-Atlantic, Southeastern and Midwestern states under the name "Peebles". The Acquisition was made pursuant to an Agreement and Plan of Merger, dated as of October 7, 2003, and a First Amendment to Agreement and Plan of Merger, dated November 3, 2003, with PHC Retail Holding Company, the parent of Peebles. The Company believes that this acquisition has created new opportunities for unit growth and geographical expansion and improves the Company’s competitive position. The purchase price of the Acquisition of $174.6 million, net of cash acquired and debt assumed, was negotiated as an arms length transaction between two unrelated entities. The Company assumed borrowings under an existing credit facility with a balance of approximately $53.7 million at the date of the Acquisition. The Acquisition has been accounted for under the purchase method of accounting, and accordingly, the results of operations of Peebles are included in the Company's consolidated financial statements from the date of acquisition, which for accounting purposes was November 2, 2003, the beginning of the Company's fourth quarter.

Fair value of $14.9 million was assigned to the Tradename and is not subject to amortization. A preliminary value of goodwill amounted to approximately $80.1 million. Goodwill was reduced $0.7 million in 2004 for a reduction in the deferred tax liability recorded at the acquisition date.

Stage Stores, Inc.
Notes to Consolidated Financial Statements - (continued)

The following unaudited pro forma financial information for the year ended January 31, 2004 gives effect to the Acquisition as if it had occurred at the beginning of the period presented. The pro forma information for 2003 includes pro forma results for the first three quarters of the year and actual consolidated results for the fourth quarter of the year. Pro forma adjustments include, among other things, the removal of the historical net credit income contribution and related gain as a result of the sale of the Stage private label credit card portfolio. The pro forma is based on historical data (in thousands, except per share amounts) and is not intended to be indicative of the results of future operations.

Fiscal Year
2003
Net sales	$1,183,700
Net income	$45,609

Basic earnings per share	$1.60
Diluted earnings per share	$1.51

NOTE 3 - ACCOUNTS RECEIVABLE AND RETAINED INTEREST IN RECEIVABLES SOLD

Prior to September 12, 2003, and prior to the acquisition of Peebles and its private credit card portfolio, the Company issued private credit cards through its subsidiary, Granite National Bank, and subsequently sold its credit card receivables in securitization transactions. The amount of receivables constituting collateral for certificates sold to third-party investors was accounted for as having been sold, and the subordinated interest was recorded as an asset in “Retained Interest in Accounts Receivables Sold” on the Company’s Consolidated Balance Sheet. This retained interest was considered a trading security and was carried at fair value in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

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

In fiscal year 2003, the Company recognized a pretax gain of $0.6 million, on the securitization of credit card receivables. The key assumptions used to measure the fair value at the time of sale were as follows:

Fiscal Year
2003
Repayment speed	15.0%
Weighted average life (in months)	7.1
Expected credit losses as percentage of average receivables	13.3%
Residual cash flows discount rate	15.0%
Variable return to third party certificate holders	Periodic commercial
paper plus 0.37%

On September 12, 2003, pursuant to the terms of a Credit Card Portfolio Purchase and Sale Agreement, the Company sold Stage Stores portfolio (the “Stage Portfolio”) of private label credit card accounts at that time, as well as other assets related to its private label credit card program, to World Financial Network National Bank (the “Bank”) and Alliance Data Systems, Inc. (“ADS”). As part of the sale, the Company entered into a ten year program agreement (the “Program Agreement”) as of the sale date with ADS. In connection with the sale, the Company received prepaid marketing funds of $13.3 million, which are being recognized as an offset to marketing expense pro rata over the ten year term of the agreement. At January 28, 2006 and January 29, 2005, $8.9 million and $10.2 million, respectively, of these prepaid marketing funds were recorded as non-current liabilities. The Program Agreement was amended and restated on March 5, 2004 (the “Amended and Restated Program Agreement”) in connection with the sale of Peebles Inc.’s private label credit card portfolio as discussed below. Under the agreement as it relates to the Stage Portfolio, during the initial year credit sales were processed at no charge (i.e., discount) to the Company. Beginning October 1, 2004, and adjusted quarterly thereafter based on the then trailing twelve month portfolio performance, if the defined net yield is above or below the specified range, the Company receives a premium or pays a discount on sales generated using the private label credit card equal to 50% of the excess or shortfall of the specified yield range divided by the defined portfolio yield turn rate. The Amended and Restated Program Agreement provides for automatic one-year renewal terms at expiration. The Company realized $4.9 million and $1.9 million of premiums on credit sales related to this agreement during 2005 and 2004, which have been recorded as a reduction to selling, general and administrative expenses.

Stage Stores, Inc.
Notes to Consolidated Financial Statements - (continued)

With the Acquisition (see Note 2), the Company also acquired Peebles' private label credit card portfolio. On March 5, 2004, the Company sold this private label credit card portfolio to World Financial Network National Bank (the "Bank"). At closing, the Company received consideration of approximately $34.8 million, which approximated the amount of account balances outstanding at the time of closing. Under the terms of the Amended and Restated Program Agreement dated March 5, 2004 (the “Amended and Restated Program”), the Company is obligated to reimburse the Bank up to a total of $3.5 million, based on the non-attainment of a defined net portfolio yield performance during the first three years after the sale (the “measurement period”), with a calculation of the cumulative amount due related to this obligation on each of the first three anniversary dates of the agreement. At the time of the sale, an estimated liability of $3.5 million was recorded for this potential obligation. The Company paid the Bank approximately $0.5 million on the initial anniversary date after the sale, which reduced the recorded liability to $3.0 million, as a result of the actual net portfolio yield falling below the defined net portfolio yield during the initial year of the measurement period. Based on the improving trend in the actual net portfolio yield during 2005, the Company recorded a benefit of $3.0 million to reverse the remaining recorded liability related to the Peebles private label credit card portfolio. As a result of the improvement in the portfolio yield, the Company also expects to receive back the $0.5 million paid on the first anniversary date as well as excess collected yield above the defined portfolio yield performance under a 50% sharing arrangement provided under terms of the Amended and Restated Program Agreement through the third and final measurement period in March 2007. While the Company expects to receive approximately $1.3 million in April 2006 related to the second anniversary measurement period, the Company will not recognize any additional benefit under the Amended and Restated Program Agreement, including recovery of the previously paid $0.5 million, until the third year anniversary date, as this is considered a gain contingency.

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

NOTE 4 - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements were as follows (in thousands):

	January 28, 2006	January 29, 2005
Land	$1,742	$1,742
Buildings and improvements	14,200	13,172
Fixtures and equipment	209,898	173,218
Leasehold improvements	141,386	107,912
	367,226	296,044
Accumulated depreciation	123,135	83,865
	$244,091	$212,179

Depreciation expense was $41.2 million, $36.5 million and $25.9 million for fiscal years 2005, 2004 and 2003, respectively.

Stage Stores, Inc.
Notes to Consolidated Financial Statements - (continued)

NOTE 5 - DEBT OBLIGATIONS

Debt obligations consist of the following (in thousands):

	January 28, 2006	January 29, 2005
Revolving Credit Facility	$-	$-
Capital and finance lease obligations	3,053	3,178
	3,053	3,178
Less: Current portion of debt obligations	74	130
	$2,979	$3,048

Minimum annual payments required under existing finance lease obligations (net of present value thereof) as of January 28, 2006 are as follows (in thousands):

	Minimum Lease Payments	Less: Interest	Net Present Value
2006	$510	$436	$74
2007	510	424	86
2008	510	410	100
2009	510	393	117
2010	510	375	135
Thereafter	4,396	1,855	2,541
Total	$6,946	$3,893	$3,053

On August 21, 2003, the Company entered into a $175.0 million senior secured revolving credit facility (the "Revolving Credit Facility") that matures August 21, 2008. The Revolving Credit Facility replaced the Company's former $125.0 million senior secured revolving credit facility which was scheduled to mature in August of 2004. On November 4, 2003, in conjunction with the Acquisition (see Note 2), the Company increased the Revolving Credit Facility commitment from $175.0 million to $250.0 million. Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory and receivables as defined by the agreement. The daily interest rates under the Revolving Credit Facility are determined by a prime rate or Eurodollar rate plus an applicable margin as set forth in the Revolving Credit Facility agreement. Inventory, accounts receivable, cash and cash equivalents are pledged as collateral under the Revolving Credit Facility. The Revolving Credit Facility supports the Company's outstanding letters of credit requirements, and is also used by the Company to provide financing for working capital, capital expenditures, and other general corporate purposes. During 2005 and 2004, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 5.6% and $19.1 million and 3.5% and $15.3 million, respectively.

The Company also issues letters of credit to support certain merchandise purchases, which are required to collateralize retained risks and deductibles under various insurance programs. The Company had outstanding letters of credit totaling approximately $13.4 million at January 28, 2006, all of which were collateralized by the Company's Revolving Credit Facility. These letters of credit expire within twelve months of issuance. Excess borrowing availability under the Revolving Credit Facility at January 28, 2006, net of letters of credit outstanding and outstanding borrowings was $166.3 million.

The Revolving Credit Facility contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the amount of capital expenditures, payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions. At January 28, 2006, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility.

Stage Stores, Inc.
Notes to Consolidated Financial Statements - (continued)

While infrequent in occurrence, occasionally the Company is responsible for the construction of leased stores and for paying project costs. Emerging Issues Task Force (“EITF”) Issue 97-10, “The Effect of Lessee Involvement in Asset Construction,” requires the Company to be considered the owner (for accounting purposes) of this type of project during the construction period. Such leases are accounted for as finance lease obligations with the amounts received from the landlord being recorded in debt obligations. Interest expense is recognized at a rate that will amortize the finance lease obligation over the initial term of the lease. As a result, the Company has recorded approximately $3.1 million as a finance lease obligation for two leases with interest rates ranging from 12.3% to 16.9% on its Consolidated Balance Sheet related to this type of project as of January 28, 2006 and January 29, 2005.

NOTE 6 - STOCKHOLDERS' EQUITY

The Company has issued and outstanding 694,041 Series A Warrants with an exercise price of $10.00 and 1,531,594 Series B Warrants with an exercise price of $13.33. These warrants are currently exercisable and will expire August 23, 2006. Upon exercise of each warrant, one share of common stock is issuable.

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

During 2004, the Company completed the $50.0 million portion of the 2003 Stock Repurchase Program. During 2005, the Company repurchased approximately 1,823,000 shares of its common stock at a cost of approximately $48.7 million, which included the completion of the $30.0 million portion of the 2005 Stock Repurchase Program and $18.7 million funded using the proceeds from the exercise of employee stock options. At April 5, 2006, approximately $8.1 million was available to the Company for stock repurchases with proceeds from the exercise of employee stock options.

Stage Stores, Inc.
Notes to Consolidated Financial Statements - (continued)

NOTE 7 - STOCK INCENTIVE PLAN

As approved by the Company's shareholders, the Company established the Amended and Restated 2001 Equity Incentive Plan (the “Equity Incentive Plan”) to reward, retain and attract key personnel. The Equity Incentive Plan provides for grants of nonqualified or incentive stock options, SARS, performance shares or units, stock units and stock grants. To fund the Equity Incentive Plan, 8,250,000 shares of the Company's common stock have been reserved.

A summary of the option and SARS activity under the Equity Incentive Plan follows:

	Number of Outstanding Shares	Weighted Average Price	Number of Exercisable Shares	Weighted Average Exercise Price
Outstanding at February 1, 2003	5,349,610	$10.14	1,231,022	$10.03
Granted	467,250	17.95
Forfeited	(144,368)	10.52
Exercised	(804,894)	10.00
Outstanding at January 31, 2004	4,867,598	10.90	1,771,790	10.13
Granted	587,250	24.16
Forfeited	(191,300)	13.48
Exercised	(1,237,947)	10.37
Outstanding at January 29, 2005	4,025,601	12.88	1,900,929	10.40
Granted	405,804	27.05
Forfeited	(137,148)	19.22
Exercised	(767,962)	11.29
Outstanding at January 28, 2006	3,526,295	$14.58	2,565,990	$11.03

The right to exercise stock options generally vests over four years from the date of grant, with 25% vesting at the end of each of the first four years following the date of grant. Options issued prior to January 29, 2005 will generally expire if not exercised ten years from the date of the grant while options and SARS granted after that date generally expire if not exercised seven years from the date of grant.

A summary of outstanding and exercisable options and SARS as of January 28, 2006 follows:

Exercise Price	Number of Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Exercisable Shares	Weighted Average Exercise Price
$9.17 - $14.00	2,432,627	$10.24	5.6	2,377,883	$10.17
14.65 - 19.26	112,125	17.65	7.4	47,250	17.29
19.33 - 24.24	308,375	22.26	8.3	78,492	22.04
24.53 - 29.95	673,168	26.24	8.3	62,365	25.04
	3,526,295	$14.58	6.4	2,565,990	$11.03

During 2004, the Company granted 15,000 shares of restricted stock, with a three-year cliff vesting. The market value per share on the date of grant was $23.69. The Company recorded $0.1 million of compensation expense during 2005 and 2004 related to this grant that is reflected as a component of selling, general, and administrative expense.

The Company granted performance shares under the Equity Incentive Plan to members of senior management as a means of retaining and rewarding them for long-term performance based on shareholder return performance measures. Under terms of the grants, which have a three year cliff vesting, the actual number of shares to be issued at no cost to the grant recipient in exchange for performance shares will be based on the level of attainment, at the end of the three year performance periods, of specific shareholder return performance measures. Aggregate target grants of 69,603 shares have been made through January 28, 2006. Depending on actual shareholder return performance at the end of the three year performance periods, the actual aggregate number of shares that could be issued ranges from zero to a maximum of 139,206. Compensation expense based on the anticipated number of shares of the Company’s common stock and the related market value to be awarded at the end of the performance periods is being recorded ratably over the performance periods based on total shareholder return relative to performance measures through that date. The Company recorded $0.5 million and $0.2 million of compensation expense during 2005 and 2004, respectively, related to these grants that is reflected as a component of selling, general, and administrative expense. During the performance periods, grant recipients do not have any rights of a shareholder in the Company with respect to common shares issuable under the grant until the shares have been issued.

Stage Stores, Inc.
Notes to Consolidated Financial Statements - (continued)

NOTE 8 - BENEFIT PLANS

401(k) Plans: The Company has a contributory 401(k) savings plan (the "401(k) Plan") covering substantially all qualifying employees. Under the 401(k) Plan, participants may contribute up to 25% of their qualifying earnings, subject to certain restrictions. The Company currently matches 50% of each participant's contributions, limited up to 6% of each participant's compensation under the Plan. The Company may make discretionary matching contributions during the year. The Company's matching contributions expense for the 401(k) Plan were approximately $1.1 million, $1.0 million and $0.8 million in 2005, 2004 and 2003, respectively.

Deferred Compensation Plans: The Company has two deferred compensation plans (the “Deferred Compensation Plans”) which provide executives, certain officers and key employees of the Company with the opportunity to participate in unfunded, deferred compensation programs that are not qualified under the Internal Revenue Code of 1986, as amended, (the "Code"). Generally, the Code and the Employee Retirement Income Security Act of 1974, as amended, restrict contributions to a 401(k) plan by highly compensated employees. The Deferred Compensation Plans are intended to allow participants to defer income on a pre-tax basis. Under the Deferred Compensation Plans, participants may defer up to 50% of their base salary and up to 100% of their bonus and earn a rate of return based on actual investments chosen by each participant. The Company has established grantor trusts for the purposes of holding assets to provide benefits to the participants. For the plan involving the executives and certain officers, the Company will match 100% of each participant’s contributions, up to 10% of the sum of their base salary and bonus. For the plan involving other key employees, the Company may make a bi-weekly discretionary matching contribution. The Company currently matches 50% of each participant's contributions, up to 6% of the participant's compensation offset by the contribution the Company makes to the participant's 401(k) account, if any. For both plans, Company contributions are vested 100%. In addition, the Company may, with approval by the Board of Directors, at its sole discretion, make an additional employer contribution in any amount with respect to any participant as is determined in its sole discretion. The Company's matching contribution expense for the Deferred Compensation Plans was approximately $1.1 million, $1.0 million, and $0.7 million for 2005, 2004 and 2003, respectively.

Non-Employee Director Equity Compensation Plan: In 2003, the Company adopted, and the Company's shareholders approved, the 2003 Non-Employee Director Equity Compensation Plan. 150,000 shares of the Company’s stock have been reserved to fund this plan. Under this plan, non-employee Directors have the option to defer all or a portion of their annual compensation fees and to receive such deferred fees in the form of restricted stock or deferred stock units as defined in this plan. At January 28, 2006 and January 29, 2005, $0.1 million was deferred under this plan.

Frozen Defined Benefit Plans: The Company sponsors a defined benefit plan, which covers substantially all employees who had met eligibility requirements and were enrolled prior to June 30, 1998. This plan was frozen effective June 30, 1998. In connection with the Acquisition, the Company acquired the Employees Retirement Plan of Peebles Inc., which covers certain participants who, in 1997, had reached certain age and years of service requirements. This plan was closed to new participants at February 1, 1998. Benefits for both plans (the "Retirement Plans" or the “Plans”) are administered through trust arrangements, which provide monthly payments or lump sum distributions. Benefits under the Plans were based upon a percentage of the participant's earnings during each year of credited service. Any service after the date the Plans were frozen will continue to count toward vesting and eligibility for normal and early retirement for existing participants.

Stage Stores, Inc.
Notes to Consolidated Financial Statements - (continued)

Information regarding the Retirement Plans is as follows (in thousands):

	Fiscal Year
	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$37,626	$38,859
Service cost	49	47
Interest cost	2,090	2,221
Actuarial loss	1,446	372
Plan disbursements	(3,899)	(3,873)
Projected benefit obligation at end of year	37,312	37,626

Change in plan assets:
Fair value of plan assets at beginning of year	27,986	27,702
Actual return on plan assets	1,110	2,326
Employer contributions	1,355	1,831
Plan disbursements	(3,899)	(3,873)
Fair value of plan assets at end of year	26,552	27,986

Funded status	(10,761)	(9,640)
Unrecognized net actuarial loss	5,251	2,857
Net amount recognized	$(5,510)	$(6,783)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability	$(8,654)	$(7,498)
Accumulated other comprehensive loss, pre-tax	3,144	715
Net amount recognized	$(5,510)	$(6,783)

Weighted-average disclosure assumptions:
For determining benefit obligations at year-end:
Discount rate (1)	5.50%	5.75%
Rate of compensation increase (2)	3.00%	3.00%
For determining net periodic cost for year:
Discount rate	5.75%	6.00%
Rate of compensation increase (2)	3.00%	3.00%
Expected return on assets	7.94%	8.00%

________________________________________________
(1)	The discount rate was selected by benchmarking the approximated cash flows of the plan to the Citigroup Pension Liability Index, adjusted to the next 25 basis points.

(2)	Applicable only to the plan assumed in the Acquisition which represents approximately $2.6 million of the total $37.3 million projected benefit obligation at January 28, 2006.

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

	2006 Target	Fiscal Year
	Allocation	2005	2004
Equity securities	67%	66%	67%
Debt securities	17	16	15
Managed futures (1)	5	7	13
Market neutral (2)	7	5	-
Other - primarily cash	4	6	5
Total	100%	100%	100%

________________________________________________
(1)	Comprised of separate funds employing diversified long/short strategies.
(2)	Comprised of separate funds that aim to produce almost the same profit regardless of market circumstances.

The Company employs a total return investment approach whereby a mix of equities, fixed income and managed futures investments are used to maximize the long-term return on plan assets for a prudent level of risk. The investment portfolio primarily contains a diversified mix of equity, fixed-income and managed futures funds. The equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value, and small and large capitalizations. The managed futures funds employ diversified long/short investment strategies. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews and annual liability measurements. The market neutral strategies are one dollar long / one dollar short to emphasize security selection while reducing the impact of the equity markets on returns.

The components of pension cost for the Retirement Plans were as follows (in thousands):

	Fiscal Year
	2005	2004	2003
Net periodic pension cost for the fiscal year:
Service cost	$49	$47	$13
Interest cost	2,090	2,221	2,187
Expected return on plan assets	(2,080)	(2,188)	(1,805)
Net loss amortization	-	-	6
(Gain) or loss due to settlement or curtailment	27	(22)	-
Net periodic pension cost	$86	$58	$401

The Company’s funding policy is to make contributions to maintain the minimum funding requirements for its pension obligations in accordance with the Employee Retirement Income Security Act. The Company may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover short-term liquidity needs of the plans in order to maintain current invested positions. The Company expects to contribute between $0.2 to $2.0 million during 2006.

Stage Stores, Inc.
Notes to Consolidated Financial Statements - (continued)

The following benefit payments are expected to be paid (in thousands):

Fiscal Year
2006	$2,929
2007	3,097
2008	2,915
2009	3,271
2010	3,178
Fiscal years 2011 - 2016	$14,929

The accumulated benefit obligation for the plans was $35.1 million and $35.2 million at January 28, 2006 and January 31, 2005, respectively.

NOTE 9 - OPERATING LEASES

The Company leases stores, its corporate headquarters, one of its distribution centers and equipment under operating leases. Such leases generally contain renewable options and require that the Company pay for utilities, taxes and maintenance expense. A number of store leases provide for escalating minimum rent. The Company records rent expense on a straight-line basis, evenly dividing rent expense over lease term, including the build-out period, and where appropriate applicable available lease renewal option periods. The difference between the payment and expense in any period is recorded as deferred rent in other long-term liabilities in the Consolidated Balance Sheets. The Company records construction allowances from landlords as a deferred rent credit when earned in the Consolidated Balance Sheets. Such deferred rent credit is amortized over the related term of the lease, commencing with the date the Company earns the construction allowance, as a reduction of rent. Certain leases provide for contingent rents that are not measurable at inception. These contingent rents are primarily based on percentage of sales that are in excess of a predetermined level. These amounts are excluded from minimum rent and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable.

The Company has renewal options for most of its store leases. Rent expense for operating leases for fiscal 2005, 2004, 2003 was $54.6 million, $52.2 million and $40.6 million, respectively, and includes minimum rentals of $49.1 million, $46.1 million, and $33.6 million in 2005, 2004, and 2003, respectively. Rent expense also includes contingent rentals of $5.6 million, $5.3 million, and $5.6 million in 2005, 2004, and 2003, respectively, and includes sublease rental income of $.04 million, $.03 million, and $.03 million in 2005, 2004, and 2003, respectively.

Minimum rental commitments on long-term non-cancelable operating leases at January 28, 2006, net of sub-lease rental income, are as follows (in thousands):

Fiscal Year

2006	$44,702
2007	38,114
2008	32,010
2009	27,342
2010	22,264
Thereafter	81,312
Total	$245,744

Stage Stores, Inc.
Notes to Consolidated Financial Statements - (continued)

NOTE 10 - INCOME TAXES

All Company operations are domestic. Income tax expense consisted of the following (in thousands):

	Fiscal Year
	2005	2004	2003
Federal income tax expense:
Current	$27,418	$15,986	$16,850
Deferred	2,716	10,878	12,057
	$30,134	$26,864	$28,907
State income tax expense:
Current	$1,444	$931	$364
Deferred	1,244	1,425	1,420
	2,688	2,356	1,784
	$32,822	$29,220	$30,691

Deferred income taxes include $5.0 million of tax benefit from exercise of employee stock options and $0.9 million of tax benefit related to minimum pension liability adjustment.

Reconciliation between the federal income tax expense charged to income before income tax computed at statutory tax rates and the actual income tax expense recorded follows (in thousands):

	Fiscal Year
	2005	2004	2003
Federal income tax expense at the statutory rate	$31,048	$28,213	$29,430
State income taxes, net	1,747	1,532	1,160
Other, net	27	(525)	101
	$32,822	$29,220	$30,691

Deferred tax assets (liabilities) consist of the following (in thousands):

	January 28, 2006	January 29, 2005
Gross deferred tax assets
Net operating loss carryforwards	$2,624	$4,439
Tax credit carryforwards	-	2,881
Accrued expenses	2,914	2,086
Pension obligations	3,202	2,784
Lease obligations	12,289	7,834
Inventory	12,590	12,428
Deferred income	8,328	9,429
Other	4,931	3,622
	46,878	45,503
Gross deferred tax liabilities:
State income taxes	(1,234)	(1,799)
Depreciation and amortization	(28,948)	(28,294)
Other	(102)	(156)
	(30,284)	(30,249)
Valuation allowance	(2,184)	(2,750)
Net deferred tax assets	$14,410	$12,504

Stage Stores, Inc.
Notes to Consolidated Financial Statements - (continued)

Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS 109”) requires recognition of future tax benefits of deferred tax assets to the extent such realization is more likely than not. Consistent with the requirements of SFAS 109, the tax benefits recognized related to pre-reorganization deferred tax assets have been recorded as a direct addition to additional paid-in-capital. The remaining valuation allowance of $2.2 million at January 28, 2006, was established for state net operating losses, which may expire prior to utilization. The $0.6 million reduction in the valuation allowance in 2005 is attributable to the expiration of certain state net operating loss carryforwards.

The Company has net operating loss carryforwards for state income tax purposes of approximately $44.3 million which, if not utilized, will expire in varying amounts between 2006 and 2021.

NOTE 11 - QUARTERLY FINANCIAL INFORMATION (unaudited)

The following table shows quarterly information (in thousands, except per share amounts):

	Fiscal Year 2005
	Q1	Q2	Q3	Q4
Net sales	$310,060	$309,430	$306,044	$418,566
Gross profit	104,162	82,769	90,715	113,774
Net income	$20,522	$6,513	$9,146	$19,706

Basic earnings per common share	$0.75	$0.24	$0.34	$0.74
Diluted earnings per common share	$0.68	$0.22	$0.31	$0.68

Basic weighted average shares	27,467	27,225	27,030	26,462
Diluted weighted average shares	29,973	29,819	29,502	28,936

	Fiscal Year 2004
	Q1	Q2	Q3	Q4
Net sales	$289,658	$279,872	$285,296	$389,025
Gross profit	96,464	72,662	84,126	106,308
Net income	$18,481	$5,397	$8,900	$18,610

Basic earnings per common share	$0.65	$0.20	$0.33	$0.68
Diluted earnings per common share	$0.59	$0.18	$0.30	$0.62

Basic weighted average shares	28,388	27,291	26,795	27,224
Diluted weighted average shares	31,169	30,024	29,231	29,778

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

NOTE 13 - SUBSEQUENT EVENTS

On February 27, 2006, the Company acquired privately held B.C. Moore & Sons, Incorporated (“B.C. Moore”). In purchasing B.C. Moore, the Company acquired 78 retail locations, which are located in small markets throughout Alabama, Georgia, North Carolina and South Carolina. The Company’s integration plan calls for 69 of the acquired locations to be converted into Peebles stores, and the remaining 9 locations will be closed. The acquisition expands and strengthens the Company’s position in the Southeastern United States, and is consistent with its corporate strategy of increasing the concentration of its store base into smaller markets. The purchase price of the acquisition was approximately $37.0 million.

On February 27, 2006, the Company’s Board of Directors declared a quarterly cash dividend of 2.5 cents per share on the Company’s common stock, payable on March 29, 2006 to shareholders of record at the close of business on March 14, 2006.