Form 10-K/A
period 2006-01-28
STAGE STORES INC
filed 2006-04-28
CIK 6885

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

EXPLANATORY NOTE

This Form 10-K/A is being filed by Stage Stores, Inc. (the “Company”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006, as filed with the Securities and Exchange Commission on April 13, 2006. This Form 10-K/A is being filed solely to correct the table in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation under "Contractual Obligations" on page 26 of the Form 10-K (page 12 of this Form 10-K/A). The corrections reduce each of the amounts in the lines captioned “Operating lease obligations” and “Total contractual cash obligations.” Except for these changes to Item 7 of Part II, no other information included in the original report on Form 10-K is amended by this Form 10-K/A.

PART II

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

		Payment Due by Period
		Less Than	1-3	4-5	More than 5
Contractual Obligations	Total	One Year	Years	Years	Years

Revolving Credit Facility (1)	$-	$-	$-	$-	$-
Documentary letters of credit (2)	3,758	3,758	-	-	-
Capital and finance lease obligations	3,053	74	303	293	2,383
Operating lease obligations (undiscounted) (3)	245,744	44,702	70,124	49,606	81,312
Other purchase obligations (4)	20,949	11,779	9,033	137	-
Total contractual cash obligations	$273,504	$60,313	$79,460	$50,036	$83,695

(1)	The Company had no outstanding borrowings at January 28, 2006. The Revolving Credit Facility matures August 21, 2008. Borrowings and repayments will occur in future periods.

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

(4)
Other purchase obligations include legally binding contacts such as firm commitments for utility purchases, capital expenditures, software acquisition/license commitments and legally binding service contracts. For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. If the obligation to purchase goods or services is noncancelable, the entire value of the contract was included in the above table. If the obligation is cancelable, but the Company would incur a penalty if cancelled, the dollar amount of the penalty was included as an “other purchase obligation.” The Company fully expects to receive the benefits of the goods or services in connection with fulfilling its obligation under these agreements. The expected timing for payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the timing of receipt of goods or services or changes to agreed upon amounts for some obligations.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

_________________________________________

* Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAGE STORES, INC.

/s/ James R. Scarborough	April 28, 2006
James R. Scarborough
Chief Executive Officer
(Principal Executive Officer)

STAGE STORES, INC.

/s/ Michael E. McCreery	April 28, 2006
Michael E. McCreery
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

*	Director	April 28, 2006
Scott Davido

*	Director	April 28, 2006
Michael Glazer

/s/ Michael E. McCreery	Director	April 28, 2006
Michael E. McCreery

*	Director	April 28, 2006
John Mentzer

*	Director	April 28, 2006
Margaret Monaco

*	Director	April 28, 2006
William Montgoris

*	Director	April 28, 2006
Sharon Mosse

*	Director	April 28, 2006
Walter Salmon

/s/ James R. Scarborough	Director	April 28, 2006
James R. Scarborough

(Constituting a majority of the Board of Directors)

*By:	/s/ Michael E. McCreery
Michael E. McCreery
Attorney-in-Fact