Form 10-Q
period 2006-04-29
STAGE STORES INC
filed 2006-06-06
CIK 6885

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2006

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑  No ☐

As of May 31, 2006, there were 26,651,590 shares of the registrant's common stock outstanding.

References to a particular year are to Stage Stores’ fiscal year, which is the 52 or 53 week period ending on the Saturday closest to January 31st of the following calendar year. For example, references to “2005” mean the fiscal year ended January 28, 2006 and a reference to "2006" is a reference to the fiscal year ending February 3, 2007. Fiscal year 2005 consisted of 52 weeks while fiscal 2006 will consist of 53 weeks.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Stage Stores, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par values)
(unaudited)

	April 29, 2006	January 28, 2006

ASSETS
Cash and cash equivalents	$22,739	$33,683
Accounts receivable	4,270	-
Merchandise inventories, net	371,212	283,665
Current deferred taxes	28,509	24,270
Prepaid expenses and other current assets	17,715	36,076
Total current assets	444,445	377,694

Property, equipment and leasehold improvements, net	252,820	244,091
Goodwill	96,466	79,353
Intangible asset	14,910	14,910
Other non-current assets, net	17,279	15,605
Total assets	$825,920	$731,653

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$105,797	$81,719
Income taxes payable	10,914	8,968
Current portion of debt obligations	76	74
Accrued expenses and other current liabilities	71,057	64,423
Total current liabilities	187,844	155,184

Debt obligations	44,500	2,979
Deferred taxes	5,494	9,860
Other long-term liabilities	69,261	61,798
Total liabilities	307,099	229,821

Commitments and contingencies

Common stock, par value $0.01, 50,000 shares authorized, 33,193 and 33,033 shares issued, respectively	332	330
Additional paid-in capital	416,417	412,456
Less treasury stock - at cost, 6,688 and 6,448 shares, respectively	(150,639)	(143,515)
Minimum pension liability adjustment	(1,981)	(1,981)
Retained earnings	254,692	234,542
Stockholders' equity	518,821	501,832
Total liabilities and stockholders' equity	$825,920	$731,653

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Income
(in thousands, except earnings per share)
(unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 29, 2006	April 30, 2005

Net sales	$343,541	$310,060
Cost of sales and related buying, occupancy and distribution expenses	225,114	205,898
Gross profit	118,427	104,162

Selling, general and administrative expenses	83,633	70,164
Store opening costs	815	955
Interest, net of income of $100 and $128, respectively	807	468
Income before income tax	33,172	32,575

Income tax expense	12,357	12,053
Net income	$20,815	$20,522

Basic earnings per share data:

Basic earnings per share	$0.78	$0.75

Basic weighted average shares outstanding	26,587	27,467

Diluted earnings per share data:

Diluted earnings per share	$0.72	$0.68

Diluted weighted average shares outstanding	29,000	29,973

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 29, 2006	April 30, 2005
Cash flows from operating activities:
Net income	$20,815	$20,522
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,085	9,139
Deferred income taxes	916	(639)
Stock-based compensation tax benefits	1,075	270
Stock-based compensation expense	1,025	139
Amortization of debt issue costs	112	112
Excess tax benefits from stock based compensation	(998)	-
Construction allowances from landlords	2,524	4,154
Other changes in operating assets and liabilities:
Decrease in accounts receivable	145	-
Increase in merchandise inventories	(70,756)	(61,586)
Decrease in other assets	21,087	3,044
Increase in accounts payable and other liabilities	15,133	14,601
Total adjustments	(18,652)	(30,766)
Net cash provided by (used in) operating activities	2,163	(10,244)

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(14,080)	(15,729)
Acquisition of B.C. Moore, net of cash	(35,622)	-
Net cash used in investing activities	(49,702)	(15,729)

Cash flows from financing activities:
Proceeds from (payments on):
Borrowings under revolving credit facility, net	41,540	7,279
Repurchases of common stock	(7,124)	(5,218)
Debt obligations	(17)	(61)
Exercise of stock options and warrants	1,863	667
Excess tax benefits from stock based compensation	998	-
Cash dividends	(665)	-
Net cash provided by financing activities	36,595	2,667
Net decrease in cash and cash equivalents	(10,944)	(23,306)

Cash and cash equivalents:
Beginning of period	33,683	40,455
End of period	$22,739	$17,149

Supplemental disclosures:
Interest paid	$558	$461
Income taxes paid	$8,433	$11,083

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For the Thirteen Weeks Ended April 29, 2006
(in thousands)
(unaudited)

	Common		Additional	Treasury			Accumulated Other
	Stock		Paid-in	Stock		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Total

Balance, January 28, 2006	33,033	$330	$412,456	(6,448)	$(143,515)	$234,542	$(1,981)	$501,832

Net income	-	-	-	-	-	20,815	-	20,815
Dividends on common stock ($.025 per share)	-	-	-	-	-	(665)	-	(665)
Repurchases of common stock	-	-	-	(240)	(7,124)	-	-	(7,124)
Stock-based compensation expense	-	-	1,025	-	-	-	-	1,025
Stock options exercised	160	2	1,861	-	-	-	-	1,863
Stock-based compensation tax benefits	-	-	1,075	-	-	-	-	1,075

Balance, April 29, 2006	33,193	$332	$416,417	(6,688)	$(150,639)	$254,692	$(1,981)	$518,821

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements of Stage Stores, Inc. (“Stage Stores” or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Those adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto filed with Stage Stores’ Annual Report on Form 10-K for the year ended January 28, 2006. References to a particular year are to Stage Stores’ fiscal year, which is the 52 or 53 week period ending on the Saturday closest to January 31st of the following calendar year. For example, references to “2005” mean the fiscal year ended January 28, 2006 and a reference to "2006" is a reference to the fiscal year ending February 3, 2007. Fiscal year 2005 consisted of 52 weeks while fiscal 2006 will consist of 53 weeks.

Stage Stores, through its wholly-owned subsidiaries Specialty Retailers (TX) LP and SRI Limited Partner LLC, operated 558 stores in 31 states as of April 29, 2006, under the Stage, Bealls and Palais Royal names throughout the South Central states, and under the Peebles name throughout the Midwestern, Southeastern, Mid-Atlantic and New England states. The Company offers moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family.

Stock Split: On July 5, 2005, the Company's Board of Directors (“Board”) approved a 3-for-2 stock split of the Company’s common stock, $.01 par value, which was paid in the form of a stock dividend on August 19, 2005 to shareholders of record at the close of business on August 4, 2005.  The Company issued approximately 10.8 million shares of common stock as a result of the stock split.  The share and per share information included in these condensed consolidated financial statements have been restated to reflect the stock split for all periods presented.

Recent Accounting Standards: In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140.” SFAS No. 156 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 156 requires an entity to separately recognize financial assets as servicing assets or servicing liabilities each time it undertakes an obligation to service a financial asset by entering into certain kinds of servicing contracts. The entity must also initially measure all separately recognized servicing assets and servicing liabilities at fair value, if practicable. Servicing assets and servicing liabilities subsequently measured at fair value must be separately presented in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for the Company’s fiscal year beginning February 4, 2007. The Company does not expect this statement to have a material impact on its consolidated financial statements.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement also resolves issues addressed in Statement SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133. SFAS 140 is amended to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued during fiscal years beginning after September 15, 2006. The Company does not expect this statement to have a material impact on its consolidated financial statements.

2.	Stock-Based Compensation

In the first quarter of 2006, the Company adopted the provisions of SFAS 123(R), “Accounting for Stock-Based Compensation” using the modified prospective application method. Accordingly, compensation expense has been recorded in selling, general and administrative expense for any remaining unvested stock options as of the effective date and for any new awards issued thereafter. Prior periods presented have not been restated.

The provisions of SFAS 123(R) require an entity to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. That cost is recognized in the Consolidated Statements of Income over the period during which an employee is required to provide service in exchange for the award. In addition, SFAS123 (R) requires that excess tax benefits realized from the exercise of stock options be reported as a financing cash inflow instead of as a reduction of taxes paid in cash flow from operations in the Statement of Cash Flows.

In the first quarter of 2006, the adoption of SFAS 123(R) resulted in stock-based compensation expense of $1.0 million. Accordingly, the Company’s income before income taxes decreased by $1.0 million, net income decreased by $0.6 million, and basic and diluted earnings per share each decreased by $0.02 per share. In addition, cash provided by operating activities decreased, and conversely, cash provided by financing activities increased by $1.0 million related to excess tax benefits. As of April 29, 2006, the Company had unrecognized compensation cost of $11.0 million related to stock-based compensation awards granted. That cost is expected to be recognized over a weighted average period of 2.5 years.

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation using the intrinsic value method, prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost related to stock options was reflected in net income in 2005, as all such options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. All options granted were non-qualified option grants. Net income in 2005, as reported, did include the compensation expense in selling, general and administrative expense related to performance shares and non-vested stock granted to members of senior management. Compensation expense for the performance shares, recognized ratably over the performance period, was primarily based on the anticipated number of shares and the related market value to be awarded at the end of the performance period. Compensation expense for the shares of stock granted was being recognized ratably over the vesting period and was based on the market value at the date of grant.

The following table illustrates the effect on net income and earnings per share for the quarter ended April 30, 2005, as if the Company had applied the fair value recognition provisions of SFAS 123 for the grant of stock options (in thousands, except per share amounts):

Thirteen Weeks Ended
April 30, 2005
Proforma

Net income, as reported	$20,522
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	88
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(594)
Pro forma net income	$20,016

Earnings per share:
Basic - as reported	$0.75
Basic - pro forma	0.73

Diluted - as reported	$0.68
Diluted - pro forma	0.67

The following table below provides the significant weighted average assumptions used in determining the estimated fair value at the date of grant under the Black-Scholes option-pricing model of each type of award granted in the first quarter of 2006 and 2005:

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
	Actual	Proforma

Expected volatility	32.7%	33.9%
Risk free rate	4.8%	3.8%
Expected life (in years)	4.7	4.0
Expected dividend yield	0.3%	0.0%

The expected volatility was based on historical volatility for a period equal to the award’s expected life. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of awards granted was estimated using the historical exercise behavior of employees. The dividend yield is based on the current dividend payout activity and the current average market price of the Company’s stock.

Stock Incentive Plan

As approved by the Company’s shareholders, the Company established the Amended and Restated 2001 Equity Incentive Plan (the “Equity Incentive Plan”) to reward, retain, and attract key personnel. The Equity Incentive Plan provides for grants of nonqualified or incentive stock options, stock appreciation rights (“SARs”), performance shares or units, stock units, and stock grants. To fund the Equity Incentive Plan, 8,250,000 shares of the Company’s common stock have been reserved for issuance upon exercise of awards.

Stock Options and SARs

The right to exercise stock options and SARs, to be settled by issuance of stock, generally vests over four years from the date of grant, with 25% vesting at the end of each of the first four years following the date of grant. Options issued prior to January 29, 2005, will generally expire if not exercised ten years from the date of the grant while options and SARs granted after that date generally expire if not exercised seven years from the date of grant. The weighted average grant date fair value for options and SARs granted during the first quarters of 2006 and 2005 is $10.05 and $8.20, respectively. The Company recorded compensation expense related to these grants of $0.7 million during the first quarter of 2006.

A summary of option and SARs activity under the Equity Incentive Plan as of April 29, 2006, and changes during the thirteen weeks ended April 29, 2006, is detailed below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 29, 2006	3,526,295	$14.58
Granted	574,000	28.66
Exercised	(160,046)	11.64
Forfeited	(40,816)	24.69
Outstanding at April 29, 2006	3,899,433	$16.67	6.1	$14.59

Vested or expected to vest at April 29, 2006	3,678,206	$16.06	6.0	$15.20

Exercisable at April 29, 2006	2,434,419	$11.05	5.5	$20.21

The following table summarizes information about nonvested stock option awards and SARs as of April 29, 2006 and changes for the thirteen weeks ended April 29, 2006:

Stock Options/ SARs	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at January 29, 2006	960,305	$7.49
Granted	574,000
Vested	(28,475)
Forfeited	(40,816)
Non-vested at April 29, 2006	1,465,014	$8.54

The total intrinsic value of options and SARs exercised during the first quarters of 2006 and 2005 is $2.9 million and $0.7 million, respectively.

Non-vested Stock

During 2004, the Company granted 15,000 shares of non-vested stock, with a three-year cliff vesting. In the first quarter of 2006, the Company granted 30,000 shares of non-vested stock which vests ratably over a three-year period. The respective market value per share on the dates of each grant was $23.69 and $28.11, respectively. The Company recorded compensation expense related to these grants of $0.1 million during the first quarter of 2006 and $0.03 million during the first quarter of 2005. None of these grants have vested or been forfeited since issuance.

Performance Shares

The Company granted performance shares to members of senior management as a means of rewarding them for long-term performance based on shareholder return performance measures. Under terms of the grants, which have a three-year cliff vesting, the actual number of shares to issue at no cost to the grant recipient in exchange for performance shares will be based on the level of attainment, at the end of the three-year performance periods, of specific shareholder return performance measures. Aggregate target grants of 134,103 have been made through April 29, 2006. Depending on actual shareholder return performance at the end of the three-year performance periods, the actual aggregate number of shares that could be issued ranges from zero to a maximum of 268,206. On the date of grant, the fair value per share was $21.62 for 2004 grants, $26.09 for 2005 grants, and $28.77 for first quarter 2006 grants. Compensation expense based on the fair value at grant date and the anticipated number of shares of the Company’s common stock, determined on a Monte Carlo probability model, is being recorded ratably over the vesting period. The Company recorded compensation expense related to these grants of $0.2 million and $0.1 million during the first quarter of 2006 and 2005, respectively. During the performance periods, grant recipients do not have any rights of a shareholder in the Company with respect to common shares issuable under the grant until the shares have been issued. While no performance share grants have vested to date, target grants of 3,780 have been forfeited since their respective grant date.

3.	Acquisition of B. C. Moore & Sons, Incorporated

On February 27, 2006, the Company acquired 100% of the common stock of privately held B.C. Moore & Sons, Incorporated (“B.C. Moore”). In purchasing B.C. Moore, the Company acquired 78 retail locations, which are located in small markets throughout Alabama, Georgia, North Carolina and South Carolina. The Company’s integration plan calls for 69 of the acquired locations to be converted into Peebles stores, and the remaining 9 locations to be closed. The acquisition expands and strengthens the Company’s position in the Southeastern United States, and is consistent with its corporate strategy of increasing the concentration of its store base into smaller markets. The purchase price of the acquisition was approximately $35.6 million, net of cash acquired, and was negotiated as an arms length transaction between two unrelated entities. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the results of operations of B.C. Moore are included in the Company’s consolidated financial statements from the date of acquisition, which for accounting purposes was February 26, 2006, the beginning of the Company’s second fiscal period.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition, net of cash acquired (in thousands):

Accounts receivable	$4,415
Merchandise inventories, net	16,791
Current deferred taxes	5,677
Prepaid expenses and other current assets	4,137
Property, equipment and leasehold improvements	6,111
Long-term deferred taxes	3,821
Total assets acquired	40,952

Accounts payable	(7,799)
Accrued expenses and other current liabilities	(9,862)
Long-term liabilities	(4,782)
Total liabilities assumed	(22,443)

Net assets acquired	$18,509

Goodwill of $17.1 million, which is not expected to be deductible for tax purposes, has been preliminarily recorded. Further revisions to the purchase price allocation may be made as additional information becomes available.

4.	Sale of Peebles' Private Label Credit Card Portfolio

On November 4, 2003, the Company acquired Peebles Inc. (“Peebles”), a privately held, similarly focused retail company headquartered in South Hill, Virginia. With this acquisition, the Company also acquired Peebles' private label credit card portfolio. On March 5, 2004, the Company sold this private label credit card portfolio to World Financial Network National Bank (the "Bank"). At closing, the Company received consideration of approximately $34.8 million, which approximated the amount of account balances outstanding at the time of closing. Under the terms of the Amended and Restated Program Agreement dated March 5, 2004 (the “Amended and Restated Program Agreement”), the Company is obligated to reimburse the Bank up to a total of $3.5 million, based on the non-attainment of a defined net portfolio yield performance during the first three years after the sale (the “measurement period”), with a calculation of the cumulative amount due related to this obligation on each of the first three anniversary dates of the agreement. At the time of the sale, an estimated liability of $3.5 million was recorded for this potential obligation. The Amended and Restated Program Agreement also provides for the Company to receive 50% of the excess collected yield above the defined portfolio yield performance through the third and final measurement period.

The Company paid the Bank approximately $0.5 million on the initial anniversary date after the sale, which reduced the recorded liability to $3.0 million, as a result of the actual net portfolio yield falling below the defined net portfolio yield during the initial year of the measurement period. Based on the improving trend in the actual net portfolio yield during 2005, the Company recorded a benefit of $3.0 million to reverse the remaining recorded liability related to the Peebles private label credit card portfolio. The Company received $1.3 million in April 2006 after the second anniversary measurement period. This amount represented repayment of the approximately $0.5 million paid to the Bank on the first anniversary measurement period as well as approximately $0.8 million in proceeds as a result of the 50% sharing arrangement on collected yield above the defined portfolio yield through the second anniversary date of the Amended and Restated Program Agreement. However, the Company has not and will not recognize any additional benefit under the Amended and Restated Program Agreement until the third year anniversary date in March 2007, as this is considered a gain contingency. Accordingly, the $1.3 million received in April 2006 is recorded as a deferred liability in the accompanying balance sheet as of April 29, 2006.

5.	Debt Obligations

Debt obligations consist of the following (in thousands):

	April 29, 2006	January 28, 2006
Revolving Credit Facility	$41,540	$-
Finance lease obligations	3,036	3,053
	44,576	3,053
Less: Current portion of debt obligations	76	74
	$44,500	$2,979

The Company has a senior secured revolving credit facility (the "Revolving Credit Facility"), which matures August 21, 2008, that provides for borrowings up to a maximum of $250.0 million. Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory and receivables as defined by the agreement. The daily interest rates under the Revolving Credit Facility are determined by a prime rate or Eurodollar rate plus an applicable margin as set forth in the Revolving Credit Facility agreement. Inventory, accounts receivable, cash and cash equivalents are pledged as collateral under the Revolving Credit Facility. The Revolving Credit Facility supports the Company's outstanding letters of credit requirements, and is also used by the Company to provide financing for working capital, capital expenditures, and other general corporate purposes. Outstanding borrowings at April 29, 2006 under the Revolving Credit Facility were $41.5 million. Excess borrowing availability at April 29, 2006 under the Revolving Credit Facility, net of letters of credit outstanding of $20.7 million, was $155.9 million. During the first quarter of 2006, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 6.8% and $28.5 million, respectively.

The Revolving Credit Facility contains covenants that, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the amount of capital expenditures, payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions. At April 29, 2006, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility.

While infrequent in occurrence, occasionally the Company is responsible for the construction of leased stores and for paying project costs. Emerging Issues Task Force (“EITF”) Issue 97-10, “The Effect of Lessee Involvement in Asset Construction,” requires the Company to be considered the owner (for accounting purposes) of this type of project during the construction period. Such leases are accounted for as finance lease obligations with the amounts received from the landlord being recorded in debt obligations. Interest expense is recognized at a rate that will amortize the finance lease obligation over the initial term of the lease. As a result, the Company has recorded approximately $3.0 million on its Unaudited Condensed Consolidated Balance Sheet as of April 29, 2006, as finance lease obligations for two leases with interest rates ranging from 12.3% to 16.9% related to two store leases where EITF 97-10 was applicable.

6.	Earnings per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares as well as all potentially dilutive common share equivalents outstanding during the period. Stock options, SARs, non-vested stock grants and warrants are the only potentially dilutive share equivalents the Company has outstanding.

The following table summarizes the components used to determine total diluted shares (in thousands):

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
Basic weighted average shares outstanding	26,587	27,467
Effect of dilutive securities:
Stock options, SARs, and non-vested stock grants	1,132	1,252
Warrants	1,281	1,254
Diluted weighted average shares outstanding	29,000	29,973

The following table illustrates the number of stock options and SARs that were outstanding, but not included in the computation of diluted weighted average shares outstanding, because the various exercise prices of the stock options and SARs were greater than the weighted average market price of the Company's common stock at April 29, 2006 and April 30, 2005 (in thousands):

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005

Number of anti-dilutive options and SARs outstanding	3	12

7.	Stock Repurchases

During the quarter ended April 29, 2006, the Company purchased 239,700 shares of its common stock at a cost of approximately $7.1 million. The purchase of these shares was funded using proceeds from the exercise of employee stock options as well as the tax benefits. At April 29, 2006, approximately $3.3 million was available to the Company for stock repurchase, the entire amount of which relates to proceeds from the exercise of employee stock options.

8.	Retirement Plans

The Company sponsors three defined benefit plans (the “Retirement Plans”). One was frozen effective June 30, 1998, and one was closed to new participants at February 1, 1998. The third, which was assumed in connection with the acquisition of B.C. Moore on February 27, 2006, was frozen January 31, 2006. Information regarding the Retirement Plans is as follows (in thousands):

Components of Net Periodic Pension Costs

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
Service cost	$10	$-
Interest cost	612	470
Expected return on plan assets	(589)	(470)
Net loss amortization	39	-
Net periodic pension cost	$71	$-

Employer Contribution

The Company expects to contribute approximately $1.8 million to its Retirement Plans in 2006. As of April 29, 2006, no Retirement Plan contributions have been made.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain statements in this Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the ability of the Company and its subsidiaries to maintain normal trade terms with vendors, the ability of the Company and its subsidiaries to comply with the various covenant requirements contained in the Company's Revolving Credit Facility (as defined below), the demand for apparel and other factors. The demand for apparel and sales volume can be affected by significant changes in economic conditions, including an economic downturn, employment levels in the Company’s markets, consumer confidence, energy and gasoline prices, and other factors influencing discretionary consumer spending. Other factors affecting the demand for apparel and sale volume include unusual weather patterns, an increase in the level of competition in the Company's market areas, competitors' marketing strategies, changes in fashion trends, changes in the average cost of merchandise purchased for resale, availability of product on normal payment terms and the failure to achieve the expected results of the Company's merchandising and marketing plans as well as its store opening plans. The occurrence of any of the above could have a material and adverse impact on the Company's operating results. Most of these factors are difficult to predict accurately and are generally beyond the Company's control. Readers should consider the areas of risk described in the Company’s Annual Report on Form 10-K for the year ended January 28, 2006, as amended by the Company's Form 10-K/A (collectively, the “Form 10-K”). Readers should carefully review the Form 10-K in its entirety, including but not limited to the Company's financial statements and the notes thereto and the risks described in Item 1A - "Risk Factors" of the Form 10-K. Except for the Company's ongoing obligations to disclose material information under the Federal securities laws, the Company undertakes no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

General

Stage Stores is a Houston, Texas-based regional, specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family. As of April 29, 2006, the Company operated 558 stores located in 31 states under the Stage, Bealls and Palais Royal names throughout the South Central states, and under the Peebles name throughout the Midwestern, Southeastern, Mid-Atlantic and New England states. The Company's principal focus is on consumers in small and mid-size markets which the Company believes are under-served and less competitive. The Company believes that it is able to differentiate itself from the competition in the small and mid-size markets in which it operates by offering consumers access to basic as well as fashionable, brand name merchandise not typically carried by other retailers in the same market area. In the highly competitive metropolitan markets in which it operates, the Company competes against national department store chains, which similarly offer moderately priced, brand name and private label merchandise. As a way of differentiating itself from the competition in these larger metropolitan markets, the Company endeavors to offer consumers a high level of customer service in convenient locations.

On February 27, 2006, the Company acquired privately held B.C. Moore & Sons, Incorporated (“B.C. Moore”). In purchasing B.C. Moore, the Company acquired 78 retail locations, which are located in small markets throughout Alabama, Georgia, North Carolina and South Carolina. The Company’s integration plan calls for 69 of the acquired locations to be converted into Peebles stores, and the remaining 9 locations will be closed. The acquired B.C. Moore stores will go through several phases of operation during 2006. The stores will operate as usual through April, at which time, starting about every two weeks, a different group of stores will undertake inventory liquidation sales. Upon the completion of their liquidation activities, which should run for about eight to nine weeks, the stores will go dark. During this dark period, which should last for three to four weeks for each store, the 69 continuing stores will be remodeled as necessary, re-inventoried with Peebles merchandise assortments, new signs installed, and then reopened as Peebles stores. The grand openings of the 69 new Peebles stores will occur, also in phases, between early August and mid-October. The acquisition expands and strengthens the Company’s position in the Southeastern United States, and is consistent with its corporate strategy of increasing the concentration of its store base into smaller markets.

The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements as included in the 2005 Form 10-K for the year ended January 28, 2006.

Results of Operations

The following table sets forth the results of operations as a percentage of sales for the periods indicated:

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005

Net sales	100.0%	100.0%
Cost of sales and related buying, occupancy and distribution expenses	65.5	66.4
Gross profit	34.5	33.6

Selling, general and administrative expenses	24.3	22.6
Store opening costs	0.2	0.3
Interest, net	0.2	0.2
Income before income tax	9.8	10.5

Income tax expense	3.6	3.9
Net income	6.2%	6.6%

Thirteen Weeks Ended April 29, 2006 Compared to Thirteen Weeks Ended April 30, 2005

Sales for the thirteen weeks ended April 29, 2006 (the “current year first quarter”) increased 10.8% to $343.5 million from $310.1 million for the thirteen weeks ended April 30, 2005 (the “prior year first quarter”). The increase of $33.4 million is largely attributed to solid demand for spring merchandise assortments, particularly during the Easter holiday sale period, continued sales increase in the states of Louisiana and Mississippi which were affected by last year’s hurricanes, sales generated by new and comparable stores and sales contributed by the recently acquired B.C. Moore stores. Comparable store sales, which are sales in stores open at least fourteen months prior to the reporting period, increased 3.2% as compared to 4.9% in the prior year first quarter. The Company achieved comparable store sales increases during the current year first quarter in almost all of its key merchandise categories (i.e., those categories comprising greater than 5% of sales). Special sizes, mens, shoes, cosmetics/fragrances and accessories categories provided the most significant increase in comparable store sales. On a market population basis, utilizing a ten mile radius from each store, the Company achieved overall comparable store sales increases during the current year first quarter in each of its three market store groups. In its small market stores, or those in market areas with populations of less than 50,000, comparable store sales increased 2.0%. In its mid-sized market stores, or those in market areas with populations of 50,000 to 150,000, comparable stores sales increased by 5.5%. In its large market stores, or those in market areas with populations greater than 150,000, comparable store sales increased 3.5%.

The Company believes comparable store sales in the current year first quarter could have been better but not for learning curve issues related to the implementation of the new merchandising and warehouse management systems at the Peebles division. These purchase order and processing problems slowed the flow of goods during the current year first quarter, which in conjunction with insufficient planned inventory in certain categories of business, contributed to the Peebles stores having lower than desired levels of inventory during the current year first quarter. The Company believes these issues have been addressed, but it may take until early August for inventory to reach optimum levels.

Gross profit increased 13.6% to $118.4 million for the current year first quarter from $104.2 million for the prior year first quarter. Gross profit, as a percent of sales, was 34.5% in the current year first quarter and 33.6% in the prior year first quarter. The increase in gross margin rate was due to (i) improved merchandise margins which benefited from a favorable merchandise sales mix which consisted of a higher percentage of current season merchandise, and a lower percentage of clearance merchandise, as compared to the prior year first quarter and (ii) improvement in the buying, store occupancy and distribution expenses resulting from better leverage on higher sales during the current year first quarter. The following is a summary of the changes between the current year first quarter and the prior year first quarter in the components of cost of sales, expressed as a percent of sales:

Decrease

Quarter 1 2006
Merchandise cost of sales	(0.8)%
Buying, occupancy, and distribution expenses	(0.1)
Total cost of sales and related buying, occupancy, and distribution expenses	(0.9)%

Selling, general and administrative (“SG&A”) expenses for the current year first quarter increased $13.4 million or 19.1%, to $83.6 million from $70.2 million in the prior year first quarter. The overall increase in SG&A expenses from the prior year first quarter was primarily due to increases in store expenses and advertising as a result of higher sales and increased store count, including the acquired B.C. Moore stores. As a percent of sales, SG&A expenses increased to 24.3% in the current year first quarter from 22.6% in the prior year first quarter. The increase in the SG&A rate in the current first quarter was principally due to increased utility costs, higher SG&A expenses as a rate of sales of the B.C. Moore stores, which includes the fee earned by the liquidator managing operations of the stores prior to the reopening under the Peebles name, increased incentive compensation which is reflective of the operating results in each period as compared to the Company’s targeted operating results for each period, higher expense associated with long-term incentive equity awards, which includes the expensing of stock options beginning in the current year first quarter and post implementation costs associated with the start-up of the Peebles warehouse management and merchandising systems.

SG&A expenses also included higher expenses in the current year first quarter associated with credit card sales, which was driven by a lower percent of total sales being made using the Company’s private label credit card. A fee is paid on third party credit cards sales, as well as sales on bank debit cards, whereas the Company is currently receiving a premium on sales on its private label credit card related to the Stage portfolio that was sold in September 2003.

The prior year first quarter also benefited by a $0.3 million credit to SG&A expense that resulted from the reduction in the previously recorded liability associated with the sale of the Peebles private label credit card portfolio in March 2004. No such credit was recorded in the current year first quarter. See Note 4 of the Company’s Unaudited Condensed Consolidated Financial Statements contained in this Form 10-Q for further explanation of the terms of this item in the Amended and Restated Program Agreement, including a gain contingency which may be realized in the first quarter of fiscal 2007.

Store opening costs include costs related to stores opened during the quarter as well as costs associated with stores that are scheduled to be opened or relocated in subsequent months. Store opening costs in the current year first quarter of $0.8 million related to eight new stores opened and two stores relocated as compared to $1.0 million during the prior year first quarter which related to ten new stores opened and five stores relocated.

Net interest expense was $0.8 million in the current year first quarter compared to $0.5 million in the prior year first quarter. The increase is reflective of higher average borrowings during the current year first quarter, primarily related to the B.C. Moore acquisition, as well as a weighted average interest rate increase from 5.8% in the prior year first quarter to 6.8% in the current year first quarter. Interest expense is principally comprised of interest on borrowings under the Company’s senior secured revolving credit facility (the “Revolving Credit Facility”) and amortization of debt issue costs and interest on finance lease obligations.

The Company’s effective tax rate in 2006 is estimated to be 37.3%, resulting in income tax expense of $12.4 million in the current year first quarter. This compares to income tax expense of $12.1 million in the prior year first quarter during which its expected effective tax rate was 37.0%. The slight increase in the rate is reflective of the fact that the B.C. Moore stores operate in higher income tax rate states.

As a result of the foregoing, the Company had net income of $20.8 million for the current year first quarter as compared to net income of $20.5 million for the prior year first quarter, which represents an increase of approximately 1.5%.

Seasonality and Inflation

Historically, the Company's business is seasonal and sales are traditionally lower during the first three quarters of the year (February through October) and higher during the last three months of the year (November through January). The fourth quarter typically accounts for slightly more than 30% of the Company's annual sales, with the other quarters accounting for approximately 22% to 24% each. Working capital requirements fluctuate during the year and generally reach their highest levels during the third and fourth quarters. The Company does not believe that inflation had a material effect on its results of operations during the thirteen weeks ended April 29, 2006 and April 30, 2005.  However, there can be no assurance that the Company's business will not be affected by inflation in the future.

Liquidity and Capital Resources

The Company's liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows, (iii) normal trade credit terms from the vendor and factor community and (iv) its Revolving Credit Facility.

The Company has a senior secured revolving credit facility (the "Revolving Credit Facility"), which matures August 21, 2008, that provides for borrowings up to a maximum of $250.0 million. Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory and receivables as defined by the agreement. The daily interest rates under the Revolving Credit Facility are determined by a prime rate or Eurodollar rate plus an applicable margin as set forth in the Revolving Credit Facility agreement. Inventory, accounts receivable, cash and cash equivalents are pledged as collateral under the Revolving Credit Facility. The Revolving Credit Facility supports the Company's outstanding letters of credit requirements, and is also used by the Company to provide financing for working capital, capital expenditures, and other general corporate purposes. Outstanding borrowings at April 29, 2006 under the Revolving Credit Facility were $41.5 million. Excess borrowing availability at April 29, 2006 under the Revolving Credit Facility, net of letters of credit outstanding of $20.7 million, was $155.9 million. During the first quarter of 2006, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 6.8% and $28.5 million, respectively.

The Revolving Credit Facility contains covenants that, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the amount of capital expenditures, payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions. The Company continually monitors its liquidity position and compliance with those covenants. At April 29, 2006, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility.

The Company generated $2.2 million in cash from operating activities in the current year first quarter. Net income, adjusted for non-cash expenses such as depreciation and amortization, deferred income taxes, amortization of debt issue costs, stock compensation, and excess tax benefits from stock-based compensation provided cash of approximately $34.0 million. Changes in operating assets and liabilities used net cash of approximately $34.4 million, which included a $70.8 million increase in merchandise inventories due to seasonal build of inventories. Additionally, cash flows from operating activities included construction allowances from landlords of $2.5 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores. Other operating cash flows also included a decrease in other assets of $21.1 million primarily due to a decrease in receivables from landlords and merchandise vendors and prepaid merchandise costs.

On February 27, 2006, the Company acquired privately held B.C. Moore. In purchasing B.C. Moore, the Company acquired 78 retail locations, which are located in small markets throughout Alabama, Georgia, North Carolina and South Carolina. The Company’s integration plan calls for 69 of the acquired locations to be converted into Peebles stores, and the remaining 9 locations to be closed. The acquired B.C. Moore stores will go through several phases of operation during 2006. The stores will operate as usual through April, at which time, starting about every two weeks, a different group of stores will undertake inventory liquidation sales. Upon the completion of their liquidation activities, which should run for about eight to nine weeks, the stores will go dark. During this dark period, which should last for three to four weeks for each store, the 69 continuing stores will be remodeled as necessary, re-inventoried with Peebles merchandise assortments, new signs installed, and then reopened as Peebles stores. The grand openings of the 69 new Peebles stores will occur, also in phases, between early August and mid-October. The acquisition expands and strengthens the Company’s position in the Southeastern United States, and is consistent with its corporate strategy of increasing the concentration of its store base into smaller markets. The purchase price of the acquisition was approximately $35.6 million, net of cash acquired.

During the quarter ended April 29, 2006, the Company purchased 239,700 shares of its common stock at a cost of approximately $7.1 million. The purchase of these shares was funded using proceeds from the exercise of employee stock options as well as the tax benefits. At April 29, 2006, approximately $3.3 million was available to the Company for stock repurchase, the entire amount of which relates to proceeds from the exercise of employee stock options.

The Company initiated a quarterly cash dividend of 2.5 cents per share during 2005. The total dividend payment in the current year first quarter of 2006 was $0.7 million. While the Company expects to continue payment of quarterly dividends, the declaration and payment of future dividends by the Company are subject to the discretion of the Board. Any future determination to pay dividends will depend on the Company’s results of operations and financial condition, as well as meeting certain criteria under its Revolving Credit Facility and other factors deemed relevant by the Board.

Management currently estimates capital expenditures, net of construction allowances to be received from landlords, in 2006 will be approximately $71.2 million. The expenditures will be for the opening of 35 to 40 new organic stores, remodels and relocations of existing stores as well as expenditures related to remodeling 69 of the acquired B.C. Moore stores. Capacity will also be increased at the Jacksonville, Texas distribution facility to support future store growth by adding to existing sortation and other related equipment. Capital expenditures are also being made for general maintenance of the Company’s infrastructure. Capital expenditures were $14.1 million in the current year first quarter as compared to $15.7 million in the prior year first quarter. The Company opened eight new stores and relocated two stores in the current year first quarter as compared to ten stores opened and five relocated stores in the prior year first quarter. As noted above, the Company received construction allowances from landlords of $2.5 million in the current year first quarter to fund a portion of the capital expenditures related to store leasehold improvements in new and relocated stores, while $4.2 million was received from landlords in the prior year first quarter. These funds have been recorded as a deferred rent credit in the balance sheet and will be recorded as an offset to rent expense over the lease term commencing with the date the allowances were earned.

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

Borrowings under the Company’s Revolving Credit Facility bear a floating rate of interest. As of April 29, 2006, there were $41.5 million outstanding borrowings under the Company's Revolving Credit Facility. A hypothetical 10% change in interest rates from the April 29, 2006 levels would have an approximate $0.3 million effect on the Company's results of operations and cash flows.

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

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of April 29, 2006.

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

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  There were no changes in the Company’s internal control over financial reporting during the quarter ended April 29, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

 During the fiscal quarter ended April 29, 2006, the Company did not have any material legal proceedings brought against it, its subsidiaries or their properties.

Item 1A. RISK FACTORS
______
 There have not been any material changes from the risk factors as previously disclosed in the Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

January 29, 2006 to	-	$-	-	$7,608,284
February 25, 2006

February 26, 2006 to	-	$-	-	$8,043,652
April 1, 2006

April 2, 2006 to	239,700	$29.88	239,700	$3,319,403
April 29, 2006

Total	239,700	$29.88	239,700

(1)  During the quarter ended April 29, 2006, the Company purchased 239,700 shares of its common stock at a cost of approximately $7.1 million. The purchase of these shares was funded using proceeds from the exercise of employee stock options as well as the tax benefits. At April 29, 2006, approximately $3.3 million was available to the Company for stock repurchase, the entire amount of which relates to proceeds from the exercise of employee stock options.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

The following documents are the exhibits to this Form 10-Q. For convenient reference, each exhibit is listed according to the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32*	Certifications Pursuant to 18 U.S.C. Section 1350.
_________________________________
* Filed electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAGE STORES, INC.

June 2, 2006	/s/ James R. Scarborough
(Date)	James R. Scarborough
Chief Executive Officer
(Principal Executive Officer)

June 2, 2006	/s/ Michael E. McCreery
(Date)	Michael E. McCreery
Executive Vice President, Chief Financial
Officer and Corporate Secretary
(Principal Financial and Accounting Officer)

.