Form 10-Q
period 2006-07-29
STAGE STORES INC
filed 2006-10-24
CIK 6885

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2006

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

As of October 10, 2006, there were 29,047,820 shares of the registrant's common stock outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Stage Stores, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par values)
(Unaudited)

	July 29, 2006	January 28, 2006

ASSETS
Cash and cash equivalents	$22,020	$33,683
Merchandise inventories, net	324,122	283,665
Current deferred taxes	41,230	24,270
Prepaid expenses and other current assets	30,725	36,076
Total current assets	418,097	377,694

Property, equipment and leasehold improvements, net	255,917	244,091
Goodwill	95,374	79,353
Intangible asset	14,910	14,910
Other non-current assets, net	17,306	15,605
Total assets	$801,604	$731,653

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$112,483	$81,719
Income taxes payable	-	8,968
Current portion of debt obligations	80	74
Accrued expenses and other current liabilities	75,024	64,423
Total current liabilities	187,587	155,184

Debt obligations	41,938	2,979
Deferred taxes	2,667	9,860
Other long-term liabilities	69,006	61,798
Total liabilities	301,198	229,821

Commitments and contingencies

Common stock, par value $0.01, 50,000 shares authorized, 33,737 and 33,033 shares issued, respectively	337	330
Additional paid-in capital	427,627	412,456
Less treasury stock - at cost, 7,023 and 6,448 shares, respectively	(161,210)	(143,515)
Minimum pension liability adjustment	(1,981)	(1,981)
Retained earnings	235,633	234,542
Stockholders' equity	500,406	501,832
Total liabilities and stockholders' equity	$801,604	$731,653

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Income
(in thousands, except earnings per share)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005

Net sales	$362,104	$309,430	$705,645	$619,490
Cost of sales and related buying, occupancy and distribution expenses	266,526	226,661	510,397	432,559
Gross profit	95,578	82,769	195,248	186,931

Selling, general and administrative expenses	86,203	71,047	169,836	141,211
Store opening costs	1,922	739	2,737	1,694
Interest expense, net of income of $0 and $0 for the thirteen weeks and $100 and $128 for the twenty-six weeks, respectively	1,313	645	2,120	1,113
Income before income tax	6,140	10,338	20,555	42,913

Income tax expense	2,287	3,825	7,657	15,878
Net income	$3,853	$6,513	$12,898	$27,035

Basic earnings per share data:

Basic earnings per share	$0.14	$0.24	$0.48	$0.99

Basic weighted average shares outstanding	26,689	27,225	26,638	27,346

Diluted earnings per share data:

Diluted earnings per share	$0.13	$0.22	$0.44	$0.91

Diluted weighted average shares outstanding	29,028	29,819	29,014	29,849

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Twenty-Six Weeks Ended July 29, 2006	Twenty-Six Weeks Ended July 30, 2005
Cash flows from operating activities:
Net income	$12,898	$27,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,307	19,493
Gain on insurance proceeds related to property, equipment and leasehold improvements	(1,245)	-
Deferred income taxes	(8,031)	(845)
Stock option income tax benefits	5,380	2,311
Stock compensation expense	2,236	347
Amortization of debt issue costs	223	223
Excess tax benefits from stock based compensation	(4,197)	-
Construction allowances received from landlords	3,537	6,303
Proceeds from sale of private label credit card portfolio, net	4,436	-
Changes in operating assets and liabilities:
Increase in merchandise inventories	(39,173)	(41,545)
Decrease (increase) in other assets	8,048	(6,323)
Increase in accounts payable and other liabilities	14,479	15,659
Total adjustments	8,000	(4,377)
Net cash provided by operating activities	20,898	22,658

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(29,242)	(38,239)
Acquisition of B.C. Moore, net of cash acquired	(35,622)	-
Proceeds from insurance on property, equipment and leasehold improvements	1,245	-
Proceeds from retirements of property and equipment	32	-
Net cash used in investing activities	(63,587)	(38,239)

Cash flows from financing activities:
Proceeds from (payments on):
Borrowings under revolving credit facility, net	39,000	2,000
Repurchases of common stock	(17,695)	(15,093)
Debt obligations	(35)	(91)
Exercise of stock options and warrants	7,562	3,959
Excess tax benefits from stock based compensation	4,197	-
Cash dividends	(2,003)	-
Net cash provided by (used in) financing activities	31,026	(9,225)
Net decrease in cash and cash equivalents	(11,663)	(24,806)

Cash and cash equivalents:
Beginning of period	33,683	40,455
End of period	$22,020	$15,649

Supplemental disclosures:
Interest paid	$1,717	$906
Income taxes paid	$23,665	$22,640
Unpaid liabilities for capital expenditures	$518	$-

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statement of Stockholders' Equity
For the Twenty-Six Weeks Ended July 29, 2006
(in thousands)
(Unaudited)

							Accumulated
	Common		Additional	Treasury			Other
	Stock		Paid-in	Stock		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Total

Balance, January 28, 2006	33,033	$330	$412,456	(6,448)	$(143,515)	$234,542	$(1,981)	$501,832

Cumulative effect of changes in accounting principles (Note 2)	-	-	-	-	-	(9,804)	-	(9,804)
Net income	-	-	-	-	-	12,898	-	12,898
Dividends on common stock	-	-	-	-	-	(2,003)	-	(2,003)
Repurchases of common stock	-	-	-	(575)	(17,695)	-	-	(17,695)
Stock-based compensation expense	-	-	2,236	-	-	-	-	2,236
Stock options and warrants exercised	704	7	7,555	-	-	-	-	7,562
Stock-based compensation tax benefits	-	-	5,380	-	-	-	-	5,380

Balance, July 29, 2006	33,737	$337	$427,627	(7,023)	$(161,210)	$235,633	$(1,981)	$500,406

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements of Stage Stores, Inc. (“Stage Stores” or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Those adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto filed with Stage Stores’ Annual Report on Form 10-K for the year ended January 28, 2006. References to a particular year are to Stage Stores’ fiscal year, which is the 52 or 53 week period ending on the Saturday closest to January 31st of the following calendar year. For example, references to “2005” mean the fiscal year ended January 28, 2006 and a reference to "2006" is a reference to the fiscal year ending February 3, 2007. Fiscal year 2005 consisted of 52 weeks, while fiscal 2006 will consist of 53 weeks.

Stage Stores offers moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family. The Company, through its wholly-owned subsidiaries Specialty Retailers (TX) LP and SRI Limited Partner LLC, operated 559 stores in 31 states as of July 29, 2006, under the Stage, Bealls and Palais Royal names throughout the South Central states, and under the Peebles name throughout the Midwestern, Southeastern, Mid-Atlantic and New England states. In addition, on February 27, 2006, the Company purchased B.C. Moore & Sons, Inc., and acquired 78 retail locations situated in the Southeast. Subsequent to July 29, 2006, the Company has successfully completed the conversion of 69 of the acquired stores to its Peebles name and format, and the remaining 9 non-converted stores have been closed.

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

Recent Accounting Standards: In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires an employer to recognize an asset for a plan’s over funded status or a liability for a plan’s under funded status, measure a plan’s assets and its obligations that determine its funded status as of the date of the employer’s fiscal year-end, and recognize changes in the funded status in the year in which the changes occur. SFAS 158 is effective for the Company’s fiscal year ending February 3, 2007. The Company is currently assessing the impact of this statement on its consolidated financial statements.

 In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. The fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 is effective for the Company’s fiscal year beginning February 3, 2008. The Company does not expect this statement to have a material impact on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 (“SAB 108”), which provides guidance for quantifying financial statement misstatements. SAB 108, establishes the use of the dual approach that requires quantification of financial statement errors based on the effects of the errors in both the balance sheet and the income statement. SAB 108 is effective for public companies for the first fiscal year ending after November 15, 2006 with early application encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006 filed after publication of SAB 108 on September 13, 2006. SAB 108 permits public companies to record the cumulative effect of initially applying the dual approach in the first year ending after November 15, 2006, by recording the necessary correcting adjustments to the carrying values of the assets and liabilities as of the beginning of the year with the offsetting adjustment recorded to the opening balance of retained earnings. The Company is currently assessing the impact of this statement on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires that a company recognize in its consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. FIN 48 is effective at the start of the Company’s fiscal year beginning February 3, 2008, with early adoption permitted. Any cumulative effect recorded as a result of adopting FIN 48 will be recorded as an adjustment to opening retained earnings. The Company is currently assessing the impact of this statement on its consolidated financial statements.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement,” (“EITF 06-03”). EITF 06-03 concluded that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, such as sales, use, value added and certain excise taxes is an accounting policy decision that should be disclosed in a company’s financial statements. Additionally, companies that record such taxes on a gross basis should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-03 is effective for fiscal years for the Company’s fiscal year beginning February 4, 2007. The Company does not expect this statement to have a material impact on its consolidated financial statements.

 In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140.” SFAS 156 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 156 requires an entity to separately recognize financial assets as servicing assets or servicing liabilities each time it undertakes an obligation to service a financial asset by entering into certain kinds of servicing contracts. The entity must also initially measure all separately recognized servicing assets and servicing liabilities at fair value, if practicable. Servicing assets and servicing liabilities subsequently measured at fair value must be separately presented in the statement of financial position and additional disclosures are required for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for the Company’s fiscal year beginning February 4, 2007. The Company does not expect this statement to have a material impact on its consolidated financial statements.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle and correction of errors. The Company adopted this statement during 2006. See Note 2 to the Unaudited Condensed Consolidated Financial Statements.

2.	Changes in Accounting Principles

The Company changed its method of accounting for merchandise inventories from the retail method to the weighted average cost method (the “cost method”) during the second quarter of 2006, retrospectively applied as of the beginning of 2006. The Company believes the cost method is preferable as it results in an inventory valuation that more closely reflects the acquisition cost of the Company’s inventory. In addition, the cost method provides for a better matching of cost of sales with related sales. Cost of sales under the cost method will represent the weighted average cost of the individual item sold rather than the cost of an item based on an average margin realized on an entire department as under the retail method. In connection with the change in its method of accounting for merchandise inventories to the cost method, the Company also changed its accounting policy related to its historical treatment of distribution center costs associated with preparing inventory for sale, such as distribution payroll, benefits, occupancy, depreciation, and other direct operating expenses, and now capitalizes these related costs. The Company believes it is preferable to capitalize these costs as it incorporates a key component of the costs associated with preparing inventory for sale into the valuation of inventory on a cost basis and achieves a better matching of cost of sales with related sales. The effect of the changes in accounting principles for periods prior to 2006 is not determinable as the period-specific information required to value inventory on the cost method is not available for periods prior to January 29, 2006. As stated in SFAS 154, when it is impracticable to determine the cumulative effect of applying a change in accounting principle to any prior period, the new accounting principle shall be applied as if the changes were made prospectively as of the earliest date practicable. Therefore, the Company adopted the new methods of accounting for inventory retrospectively to January 29, 2006, the first day of 2006. The effect of the changes in accounting principles on inventory values as of the beginning of 2006 is a net reduction in value of $15.6 million, of which $21.5 million is a reduction related to the change to the cost method, partially offset by a $5.9 million increase related to capitalizing distribution center costs. Approximately $9.8 million, net of tax of approximately $5.8 million, was recorded as a reduction of retained earnings in the Unaudited Condensed Statement of Stockholders’ Equity as of the beginning of 2006.

The inventory balance as of the beginning of 2006 is approximately $268.1 million as calculated under the cost method, including the capitalization of distribution center costs, which is approximately $15.6 million lower than the inventory balance the Company reported as calculated under the retail method. The non-cash reduction in the inventory balance of $15.6 million is due to these accounting changes and is not an indication of an inventory impairment, as the underlying retail value of the Company’s inventories is not affected by these accounting changes.

The following is a summary of other accounting policies related to merchandise inventories under the cost method:

Freight and Other Purchase Costs - The Company includes in inventory the cost of freight to the Company’s distribution center and to stores as well as duties and fees related to import purchases.

Lower of Cost or Market Reserve - The Company maintains a lower of cost or market reserve for inventory where cost of an individual item is greater than the selling price less a reasonable profit margin net of incremental selling costs.

Vendor Allowances - The Company receives consideration from its merchandise vendors in the form of allowances and reimbursements. Vendor allowances including those discussed in Note 3 related to the purchase of inventory are recorded as a reduction to the cost of inventory until sold.

The following table sets forth the financial statement line items for the thirteen weeks ended April 29, 2006 that were affected by the changes in accounting principles. The changes in accounting principles did not impact net cash provided by operating activities, net cash used in investing activities, or net cash provided by financing activities as reported in the Unaudited Condensed Consolidated Statement of Cash Flows. However, certain line items, as shown below, did change:

		Changes in Accounting Principles
	As Previously Reported	Change to Cost Method	Capitalization of Distribution Center Costs	As Adjusted for the Effect of Changes
	(in thousands - except earnings per share)

Condensed Balance Sheet at April 29, 2006
Merchandise inventories, net	$371,212	$(40,991)	$6,672	$336,893
Current deferred taxes	28,509	15,216	(2,471)	41,254
Total current assets	444,445	(25,775)	4,201	422,871
Total assets	825,920	(25,775)	4,201	804,346
Retained earnings	254,692	(25,775)	4,201	233,118
Stockholders' equity	518,821	(25,775)	4,201	497,247
Total liabilities and stockholders' equity	825,920	(25,775)	4,201	804,346

Condensed Income Statement for thirteen weeks ended April 29, 2006
Cost of sales and related buying, occupancy and distribution expenses	225,114	19,500	(743)	243,871
Gross Profit	118,427	(19,500)	743	99,670
Income before income tax	33,172	(19,500)	743	14,415
Income tax expense	12,357	(7,264)	277	5,370
Net income	20,815	(12,236)	466	9,045

Basic and diluted earnings per share:
Basic earnings per share	0.78	(0.46)	0.02	0.34
Diluted earnings per share	0.72	(0.42)	0.01	0.31

Condensed Statement of Cash Flows for thirteen weeks ended April 29, 2006
Net income	20,815	(12,236)	466	9,045
Deferred income taxes	916	(7,264)	277	(6,071)
Increase in merchandise inventories	(70,756)	19,500	(743)	(51,999)

The following table sets forth the financial statement line items for the thirteen weeks ended July 29, 2006 that were affected by the changes in accounting principles. The changes in accounting principles did not impact net cash provided by operating activities, net cash used in investing activities, or net cash provided by financing activities as reported in the Unaudited Condensed Consolidated Statement of Cash Flows. However, certain line items, as shown below, did change:

		Changes in Accounting Principles
	Under Retail Method	Change to Cost Method	Capitalization of Distribution Center Costs	As Adjusted for the Effect of Changes
	(in thousands - except earnings per share)

Condensed Balance Sheet at July 29, 2006
Merchandise inventories, net	$353,370	$(35,820)	$6,572	$324,122
Current deferred taxes	30,374	13,290	(2,434)	41,230
Total current assets	436,489	(22,530)	4,138	418,097
Total assets	819,996	(22,530)	4,138	801,604
Retained earnings	254,025	(22,530)	4,138	235,633
Stockholders' equity	518,798	(22,530)	4,138	500,406
Total liabilities and stockholders' equity	819,996	(22,530)	4,138	801,604

Condensed Income Statement for thirteen weeks ended July 29, 2006
Cost of sales and related buying, occupancy and distribution expenses	271,597	(5,171)	100	266,526
Gross Profit	90,507	5,171	(100)	95,578
Income before income tax	1,069	5,171	(100)	6,140
Income tax expense	398	1,926	(37)	2,287
Net income	671	3,245	(63)	3,853

Basic and diluted earnings per share:
Basic earnings per share	0.02	0.12	(0.00)	0.14
Diluted earnings per share	0.02	0.11	(0.00)	0.13

Condensed Statement of Cash Flows for twenty-six weeks ended July 29, 2006
Net income	21,486	(8,991)	403	12,898
Deferred income taxes	(2,933)	(5,338)	240	(8,031)
Increase in merchandise inventories	(52,859)	14,329	(643)	(39,173)

3.	Correction of Error in Accounting for Distribution Handling Credits

 During the quarter ended July 29, 2006, the Company changed its historical accounting for credits received from vendors for handling charges at the Company’s distribution centers. The Company had historically recorded such credits as a reduction, or offset, to distribution center operating costs. In order to correct its accounting practice to be in accordance with EITF Issue No. 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received by a Vendor”, the Company will now defer recognition of these credits by recording a reserve against its inventory value, and will recognize the benefit as the merchandise is sold. The effect of the error of not previously deferring these credits received was considered not to be material to the Company’s previously issued financial statements under SAB No. 99 and APB Opinion No. 28 “Interim Financial Reporting.” The Company has recorded a $3.8 million non-cash charge to cost of sales in the thirteen weeks ended July 29, 2006, which represents the cumulative effect of the correction of the error as of April 29, 2006. The portion of such correction relating to prior fiscal years of $3.3 million is not material to the Company’s expected 2006 operating results.

4.	Stock-Based Compensation

In the first quarter of 2006, the Company adopted the provisions of SFAS 123(R), “Share-Based Payment” using the modified prospective application method. Accordingly, compensation expense has been recorded ratably in selling, general and administrative expense for any remaining unvested stock options as of the effective date and for any new awards issued thereafter. Prior periods presented have not been restated.

The provisions of SFAS 123(R) require an entity to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. That cost is recognized in the Consolidated Statements of Income over the period during which an employee is required to provide service in exchange for the award. In addition, SFAS123(R) requires that excess tax benefits realized from the exercise of stock options be reported as a financing cash inflow instead of as a reduction of taxes paid in cash flow from operations in the Statement of Cash Flows.

In the thirteen and twenty-six weeks ended July 29, 2006, the adoption of SFAS 123(R) resulted in stock-based compensation expense of $1.2 million and $2.2 million, respectively. Accordingly, the Company’s net income and earnings per share for the thirteen and twenty-six weeks ended July 29, 2006 were reduced by $0.8 million or $0.03 per share and $1.4 million or $0.05 per share. As of July 29, 2006, the Company had unrecognized compensation cost of $12.3 million related to stock-based compensation awards granted. That cost is expected to be recognized over a weighted average period of 2.3 years.

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation using the intrinsic value method, prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost related to stock options was reflected in net income in 2005, as all such options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. All options granted were non-qualified option grants. Net income in 2005, as reported, did include the compensation expense in selling, general and administrative expense related to performance shares and non-vested stock granted to members of senior management. Compensation expense for the performance shares, recognized ratably over the performance period, was primarily based on the anticipated number of shares and the related market value of such shares to be awarded at the end of the performance period. Compensation expense for the shares of stock granted was being recognized ratably over the vesting period and was based on the market value at the date of grant.

The following table illustrates the effect on net income and earnings per share for the thirteen and twenty-six weeks ended July 30, 2005, as if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” for the grant of stock options (in thousands, except per share amounts):

	Thirteen Weeks Ended July 30, 2005	Twenty-Six Weeks Ended July 30, 2005
	Proforma	Proforma

Net income, as reported	$6,513	$27,035
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	131	219
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(650)	(1,244)
Pro forma net income	$5,994	$26,010

Earnings per share:
Basic - as reported	$0.24	$0.99
Basic - pro forma	0.22	0.95

Diluted - as reported	$0.22	$0.91
Diluted - pro forma	0.20	0.87

The following table below provides the significant weighted average assumptions used in determining the estimated fair value at the date of grant under the Black-Scholes option-pricing model of each type of award granted in the first two quarters of 2006 and 2005:

	Twenty-Six Weeks Ended
	July 29, 2006 Actual	July 30, 2005 Proforma

Expected volatility	32.7% - 37.4%	33.1% - 33.9%
Weighted average volatility	33.0%	33.7%
Risk free rate	4.8% - 5.1%	3.7% - 3.8%
Expected life (in years)	4.7	3.0 - 4.0
Expected dividend yield	0.3% - 0.6%	0.0%

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

Stock Options and SARs

The right to exercise stock options and SARs, to be settled by issuance of common stock, generally vests over four years from the date of grant, with 25% vesting at the end of each of the first four years following the date of grant. Options issued prior to January 29, 2005, will generally expire if not exercised ten years from the date of the grant while options and SARs granted after that date generally expire if not exercised seven years from the date of grant. The weighted average grant date fair value for options and SARs granted during the first two quarters of 2006 and 2005 is $10.15 and $8.40, respectively. The Company recorded compensation expense related to these grants of $1.5 million during the twenty-six weeks ended July 29, 2006.

A summary of option and SARs activity under the Equity Incentive Plan as of July 29, 2006, and changes during the twenty-six weeks ended July 29, 2006, is detailed below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 29, 2006	3,526,295	$14.58
Granted	605,500	28.83
Exercised	(696,058)	10.75
Forfeited/ Expired	(104,579)	22.59
Outstanding at July 29, 2006	3,331,158	$17.71	5.9	$39,108

Vested or expected to vest at July 29, 2006	3,127,228	$17.09	5.9	$38,653

Exercisable at July 29, 2006	1,989,584	$11.79	5.4	$35,136

The following table summarizes information about nonvested stock option awards and SARs as of July 29, 2006 and changes for the twenty six weeks ended July 29, 2006:

Stock Options/ SARs	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at January 29, 2006	960,305	$7.49
Granted	605,500
Vested	(119,652)
Forfeited	(104,579)
Non-vested at July 29, 2006	1,341,574	$9.01

The aggregate intrinsic value of options and SARs, defined as the amount by which the market price of the underlying stock on the date of exercise exceeds the exercise price of the option, exercised during the first two quarters of 2006 and 2005 is $14.4 million and $6.2 million, respectively.

Non-vested Stock

The Company has granted shares of non-vested stock to members of management and independent directors. During 2004, the Company granted 15,000 shares of non-vested stock, with a three-year cliff vesting. In the first quarter of 2006, the Company granted 30,000 shares of non-vested stock, which vests ratably over a three-year period. In the second quarter of 2006, the Company granted 25,898 shares of non-vested stock, which vests ratably over a three-year period. The market value per share on the dates of each grant was $23.69, $28.11, and $32.85, respectively. The Company recorded compensation expense related to these grants of $0.2 million during the twenty-six weeks ended July 29, 2006 and $0.04 million during the twenty-six weeks ended July 30, 2005. None of these grants have vested or been forfeited since issuance.

Performance Shares

The Company has granted performance shares to members of management as a means of rewarding them for long-term performance based on shareholder return performance measures. Under terms of the grants, which have a three-year cliff vesting, the actual number of shares to issue at no cost to the grant recipient in exchange for performance shares will be based on the level of attainment, at the end of the three-year performance periods, of specific shareholder return performance measures. Aggregate target grants of 134,995 have been made through July 29, 2006. Depending on actual shareholder return performance at the end of the three-year performance periods, the actual aggregate number of shares that could be issued ranges from zero to a maximum of 270,206. On the date of grant, the fair value per share was $21.62 for 2004 grants, $26.09 for 2005 grants, $28.77 for first quarter 2006 grants, and $30.29 for second quarter 2006 grants. Compensation expense based on the fair value at grant date and the anticipated number of shares of the Company’s common stock, determined on a Monte Carlo probability model, is being recorded ratably over the vesting period. The Company recorded compensation expense related to these grants of $0.5 million and $0.1 million during the first two quarters of 2006 and 2005, respectively. During the performance periods, grant recipients do not have any rights of a shareholder in the Company with respect to common shares issuable under the grant until the shares have been issued. While no performance share grants have vested to date, target grants of 4,920 have been forfeited since their respective grant date.

5.	Acquisition of B. C. Moore & Sons, Incorporated

On February 27, 2006, the Company acquired 100% of the common stock of privately held B.C. Moore & Sons, Incorporated (“B.C. Moore”). In purchasing B.C. Moore, the Company acquired 78 retail locations, which are located in small markets throughout Alabama, Georgia, North Carolina and South Carolina. Subsequent to July 29, 2006, the Company has successfully completed the conversion of 69 of the acquired stores to its Peebles name and format, and the remaining 9 non-converted stores have been closed. The acquisition expands and strengthens the Company’s position in the Southeastern United States, and is consistent with its corporate strategy of increasing the concentration of its store base into smaller markets. The purchase price of the acquisition was approximately $35.6 million, net of cash acquired, and was negotiated as an arms length transaction between two unrelated entities. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the results of operations of B.C. Moore are included in the Company’s consolidated financial statements from the date of acquisition, which for accounting purposes was February 26, 2006, the beginning of the Company’s second fiscal period.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition, net of cash acquired (in thousands):

Accounts receivable	$4,533
Merchandise inventories, net	16,846
Current deferred taxes	5,046
Prepaid expenses and other current assets	4,564
Property, equipment and leasehold improvements	5,704
Long-term deferred taxes	5,318
Total assets acquired	42,011

Accounts payable	(7,799)
Accrued expenses and other current liabilities	(9,829)
Long-term liabilities	(4,782)
Total liabilities assumed	(22,410)

Net assets acquired	$19,601

As of July 29, 2006, goodwill of $16.0 million, which is not expected to be deductible for tax purposes, has been preliminarily recorded. Further revisions to the purchase price allocation may be made as additional information becomes available.

6.	Sale of Private Label Credit Card Programs

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

The Company paid the Bank approximately $0.5 million on the initial anniversary date after the sale, which reduced the recorded liability to $3.0 million, as a result of the actual net portfolio yield falling below the defined net portfolio yield during the initial year of the measurement period. Based on the improving trend in the actual net portfolio yield during 2005, the Company recorded a benefit of $3.0 million to reverse the remaining recorded liability related to the Peebles private label credit card portfolio, of which $0.7 million was recognized in the twenty-six weeks ended July 30, 2005. The Company received $1.3 million in April 2006 after the second anniversary measurement period. This amount represented repayment of the approximately $0.5 million paid to the Bank on the first anniversary measurement period as well as approximately $0.8 million in proceeds as a result of the 50% sharing arrangement on collected yield above the defined portfolio yield through the second anniversary date of the Amended and Restated Program Agreement. However, the Company has not and will not recognize any additional benefit under the Amended and Restated Program Agreement until the third year anniversary date in March 2007, as this is considered a gain contingency. Accordingly, the $1.3 million received in April 2006 is recorded as a current liability in the accompanying balance sheet as of July 29, 2006.

In connection with the acquisition of B.C. Moore (see Note 5), the Company acquired the B.C. Moore private label credit card portfolio. On June 30, 2006, the Company sold this private label credit card portfolio to the Bank. At closing, the Company received consideration of approximately $4.4 million.

7.	Debt Obligations

Debt obligations consist of the following (in thousands):

	July 29, 2006	January 28, 2006
Revolving Credit Facility	$39,000	$-
Capital and finance lease obligations	3,018	3,053
Subtotal	42,018	3,053
Less: Current portion of debt obligations	80	74
Total	$41,938	$2,979

The Company has a senior secured revolving credit facility (the “Revolving Credit Facility”) that matures August 21, 2008, which provides for borrowings up to a maximum of $250.0 million. Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. The daily interest rates under the Revolving Credit Facility are equal to the applicable prime rate or Eurodollar rate plus an applicable margin as set forth in the Revolving Credit Facility agreement. Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility. The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements. The outstanding borrowings at July 29, 2006 were $39.0 million. Excess borrowing availability under the Revolving Credit Facility, net of letters of credit outstanding of $24.7 million, was $156.3 million at July 29, 2006. During the first half of 2006, the weighted average interest rate on outstanding borrowings, and the average daily borrowings under the Revolving Credit Facility were 6.8% and $37.0 million, respectively.

The Revolving Credit Facility contains covenants which, among other things, restrict (i) the amount of additional debt or capital lease obligations, (ii) the amount of capital expenditures, payment of dividends and repurchase of common stock under certain circumstances, and (iii) related party transactions. On August 11, 2006, the Company received a waiver of any events of default that may have arisen under the Revolving Credit Facility as a result of the Company’s review of its inventory valuation methodology, provided that the Company complies with certain conditions as set forth in the waiver on or before November 11, 2006.

While infrequent in occurrence, the Company is occasionally responsible for the construction of leased stores and for paying project costs. EITF Issue 97-10, “The Effect of Lessee Involvement in Asset Construction” (“EITF 97-10”), requires the Company to be considered the owner (for accounting purposes) of this type of project during the construction period. Such leases are accounted for as finance lease obligations with the amounts received from the landlord being recorded in debt obligations. Interest expense is recognized at a rate that will amortize the finance lease obligations over the initial term of the lease. As a result, the Company has recorded approximately $3.0 million on its Unaudited Condensed Consolidated Balance Sheet as of July 29, 2006, as finance lease obligations with interest rates ranging from 12.3% to 16.9% related to two store leases where EITF 97-10 was applicable.

8.	Income Taxes

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

9.	Earnings per Share

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

The following table illustrates the components used to determine total diluted shares (in thousands):

	Thirteen weeks ended		Twenty-Six weeks ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Basic weighted average shares outstanding	26,689	27,225	26,638	27,346
Effect of dilutive securities:
Stock options, SARs, and non-vested stock grants	986	1,250	1,058	1,203
Warrants	1,353	1,344	1,318	1,300
Diluted weighted average shares outstanding	29,028	29,819	29,014	29,849

As noted in the table above, the Company’s earnings per share computation for the thirteen and twenty-six weeks ended July 29, 2006, was impacted by warrants outstanding. As of July 29, 2006, the Company had approximately 0.7 million Series A Warrants outstanding with an exercise price of $10.00 and 1.5 million Series B Warrants outstanding with an exercise price of $13.33. Prior to their expiration on August 23, 2006, 2.2 million warrants were exercised, with one share of common stock issued for each warrant exercised. Proceeds from the exercise of these warrants totaled approximately $27.3 million.

The following table illustrates the number of stock options that were outstanding but not included in the computation of diluted weighted average shares outstanding because the exercise price of the stock options was greater than the weighted average market price of the Company's common stock for each applicable period (in thousands):

	Thirteen weeks ended		Twenty-Six weeks ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005

Number of anti-dilutive options and SARs outstanding	23	0	30	4

10.	Stock Repurchase Program

During the twenty-six weeks ended July 29, 2006, the Company purchased 574,900 shares of its common stock at a cost of approximately $17.7 million. The purchase of these shares was funded using proceeds from the exercise of employee stock options, including the tax benefits that resulted from the option exercises. At July 29, 2006, approximately $2.7 million was available to the Company for stock repurchase, the entire amount of which represents proceeds and related tax benefits from the exercise of employee stock options.

11.	Retirement Plans

The Company sponsors three defined benefit plans (the “Retirement Plans”). One was closed to new participants at February 1, 1998 and one was frozen effective June 30, 1998. The third, which was assumed in connection with the acquisition of B.C. Moore on February 27, 2006, was frozen as of January 31, 2006. Information regarding the Retirement Plans is as follows (in thousands):

Components of Net Periodic Pension Costs

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Service cost	$10	$24	$20	$24
Interest cost	670	575	1,282	1,045
Expected return on plan assets	(633)	(570)	(1,222)	(1,040)
Net loss amortization	39	14	78	14
Net periodic pension cost	$86	$43	$158	$43

Employer Contribution

The Company expects to contribute approximately $1.8 million to its Retirement Plans in 2006. As of July 29, 2006, $0.7 million Retirement Plan contributions have been made.

12.	Stockholders’ Equity

During the first quarter of 2006, dividends totaled $0.7 million or 2.5 cents per share. During the second quarter of 2006, the Company increased the quarterly cash dividend to 5.0 cents per share and the dividends for the second quarter of 2006 totaled $1.3 million. On August 31, 2006, the Company declared a quarterly cash dividend of 5.0 cents per share of common stock, which was paid on September 27, 2006 to shareholders of record on September 12, 2006. The total dividend payment was $1.4 million.

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

General

Stage Stores is a Houston, Texas-based regional, specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family. As of July 29, 2006, the Company operated 559 stores located in 31 states under the Stage, Bealls and Palais Royal names throughout the South Central states, and under the Peebles name throughout the Midwestern, Southeastern, Mid-Atlantic and New England states. The Company's principal focus is on consumers in small and mid-size markets which the Company believes are under-served and less competitive. The Company believes that it is able to differentiate itself from the competition in the small and mid-size markets in which it operates by offering consumers access to basic as well as fashionable, brand name merchandise not typically carried by other retailers in the same market area. In the highly competitive metropolitan markets in which it operates, the Company competes against national department store chains, which similarly offer moderately priced, brand name and private label merchandise. As a way of differentiating itself from the competition in these larger metropolitan markets, the Company endeavors to offer consumers a high level of customer service in convenient locations.

On February 27, 2006, the Company acquired 100% of the common stock of privately held B.C. Moore & Sons, Incorporated (“B.C. Moore”). In purchasing B.C. Moore, the Company acquired 78 retail locations, which are located in small markets throughout Alabama, Georgia, North Carolina and South Carolina. The acquired B. C. Moore stores have gone through several phases of operation during 2006. The stores operated as usual through April, at which time, starting about every two weeks, a different group of stores began inventory liquidation sales. Upon the completion of their liquidation activities, which ran for about eight to nine weeks, the stores went dark. During this dark period, which lasted three to four weeks for each store, the 69 continuing stores were remodeled as necessary, re-inventoried with Peebles merchandise assortments, new signs installed, and then reopened as Peebles stores. The Company completed the conversion of 69 of the acquired stores to its Peebles name and format on October 12th. The remaining 9 non-converted stores have been closed. The acquisition expanded and strengthened the Company’s position in the Southeastern United States, and is consistent with its corporate strategy of increasing the concentration of its store base into smaller markets.

The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements as included in the 2005 Form 10-K for the year ended January 28, 2006.

Results of Operations

The following table sets forth the results of operations as a percent of sales for the periods indicated:

	Thirteen Weeks Ended (1)		Twenty-Six Weeks Ended (1)
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and related buying, occupancy and distribution expenses	73.6	73.3	72.3	69.8
Gross profit	26.4	26.7	27.7	30.2

Selling, general and administrative expenses	23.8	23.0	24.1	22.8
Store opening costs	0.5	0.2	0.4	0.3
Interest, net	0.4	0.2	0.3	0.2
Income before income tax	1.7	3.3	2.9	6.9

Income tax expense	0.6	1.2	1.1	2.6
Net income	1.1%	2.1%	1.8%	4.4%

(1) Percentages may not foot due to rounding.

Thirteen Weeks Ended July 29, 2006 Compared to Thirteen Weeks Ended July 30, 2005

The Company changed its method of accounting for merchandise inventories from the retail method to the weighted average cost method (the “cost method”) during the second quarter of 2006, retrospectively applied as of the beginning of 2006. In connection with the change in its method of accounting for merchandise inventories to the cost method, the Company also changed its accounting policy related to its historical treatment of distribution center costs associated with preparing inventory for sale, such as distribution payroll, benefits, occupancy, depreciation, and other direct operating expenses, and now capitalizes these related costs. Reported results for periods prior to 2006 have not been adjusted as the period-specific information required to value inventory on the cost method is not determinable. See Note 2 to the Unaudited Condensed Consolidated Financial Statements.

Sales for the thirteen weeks ended July 29, 2006 (the “current year second quarter”) increased 17.0% to $362.1 million from $309.4 million for the thirteen weeks ended July 30, 2005 (the “prior year second quarter”). Comparable store sales, which are sales in stores open at least fourteen months prior to the reporting period, increased 4.5% in the current year second quarter as compared to a 7.0% increase in the prior year second quarter. The increase in total sales of $52.7 million primarily reflects the beneficial impact of the Company’s comparable store sales increase, as well as sales generated by the 17 net new stores opened since the end of the prior year second quarter and sales of $32.4 million contributed by the recently acquired B.C. Moore stores. The comparable store sales increase is largely attributed to strong demand for spring and summer merchandise assortments, and the strength of the energy sector economy in the related states of Texas, Oklahoma, New Mexico, and Louisiana. Additionally, Louisiana and Mississippi continued to experience strong increases in sales due to the effect of the recovery from last year’s hurricanes. The Company achieved comparable store sales increases during the current year second quarter in almost all of its key merchandise categories (i.e., those categories comprising greater than 5% of sales). Special sizes, cosmetics, junior sportswear, misses and children’s categories had the most significant increase in comparable store sales. On a market population basis, utilizing a ten mile radius from each store, the Company achieved overall comparable store sales increases during the current year second quarter in each of its three market store groups. In its small market stores, or those in market areas with populations of less than 50,000, comparable store sales increased 3.7% as compared to 7.8% in the prior year second quarter. In its mid-sized market stores, or those in market areas with populations of 50,000 to 150,000, comparable stores sales increased by 6.5% as compared to 6.8% in the prior year second quarter. In its large market stores, or those in market areas with populations greater than 150,000, comparable store sales increased 4.2% as compared to 5.3% in the prior year second quarter.

During the current year second quarter, the Company continued with its efforts to build merchandise inventory levels at its Peebles stores. The Company experienced learning curve issues related to the implementation of the new Peebles merchandising and warehouse management systems in early 2006. These purchase order and processing problems slowed the flow of goods during the current year first quarter, which in conjunction with insufficient planned inventory in certain categories of business, contributed to the Peebles comparable stores having lower than desired merchandise inventory levels during the first half of 2006. The Company believes comparable store sales could have been better during the current year second quarter but not for these issues. The lower rate of sales growth in the market areas with populations of less than 50,000, as shown above, is primarily reflective of the negative sales trends of Peebles comparable stores due to having lower than desired inventory levels during the period. The Company believes these issues have been addressed, as merchandise inventories were essentially at desired levels for the back to school and fall selling seasons.

Gross profit is not comparable due to the different methods used in each period. The changes in accounting principles adopted for inventory are expected to lower gross profit in the first and third quarters, and increase gross profit in the second and fourth quarters from historical levels which were reported under the retail method. This is due to the fact that cost of sales under the historical retail method was based on an average margin realized on an entire department which was affected by the seasonal changes in the mark-up percentages of inventory on hand at the end of each quarter while cost of sales under the cost method will represent the weighted average cost of the individual item sold Another reason is the different approaches to the valuation of clearance inventory between the cost method and the historical retail method. The impact of the accounting changes was a $5.1 million increase in gross profit in the current year second quarter. Gross profit before the impact of the accounting change increased 9.3% to $90.5 million for the current year second quarter from $82.8 million for the prior year second quarter. Gross profit, as a percent of sales, was 26.4% in the current year second quarter under the cost method and 26.7% in the prior year second quarter under the retail method.

The following is a summary of the changes between the current year second quarter and the prior year second quarter in the components of cost of sales, expressed as a percent of sales:

Cost of Sales Rate Increase (Decrease) Second Quarter 2006 from 2005
Increase in cost of sales under former retail method:
Merchandise cost of sales	0.1%
Buying, occupancy, and distribution expenses	1.6
Subtotal	1.7

Decrease in merchandise cost of sales due to the change in accounting principle to the cost method	(1.4)

Net increase in cost of sales and related buying, occupancy, and distribution expenses rate	0.3%

The increase in the cost of sales rate before the change in accounting principle reflects (i) increased promotional activity to drive sales as well as an acceleration of permanent clearance markdowns in the Peebles division as compared to the prior year second quarter and (ii) higher buying, occupancy, and distribution expenses in the current year second quarter due, in part, to a $1.2 million reduction of estimated obligations to landlords for contingent rent and store real estate taxes that was recorded in the prior year second quarter and also due to the $3.8 million charge to cost of sales for the correction of accounting error related to distribution handling credits, of which $3.3 million related to prior years. See Note 3 to the Unaudited Condensed Consolidated Financial Statements for further discussion regarding this correction of error.

Selling, general and administrative (“SG&A”) expenses for the current year second quarter increased $15.2 million or 21.4 % to $86.2 million from $71.0 million in the prior year second quarter. The overall increase in SG&A expenses from the prior year second quarter was primarily due to increases in store expense as a result of higher sales and increased store count, including the acquired B.C. Moore stores. As a percent of sales, SG&A expenses increased to 23.8% in the current year second quarter from 23.0% in the prior year second quarter. The increase in the SG&A rate in the current year second quarter was principally due to higher SG&A expenses, as a rate of sales for the B.C. Moore stores totaling $13.1 million, which, among other things, includes the fee earned by the liquidator managing operations of the stores prior to the reopening under the Peebles name, as well as higher expense associated with long-term incentive equity awards of $1.1 million, which includes the expensing of stock options beginning in the current year first quarter, and increased property insurance premiums of $0.5 million due to last year’s hurricanes. These increases were partially offset by the reimbursements totaling $2.1 million received by the Company for hurricane related losses. In addition, store payroll costs reflected better leveraging of expenses due to increased sales.

Store opening costs include costs related to stores opened or relocated during the current year second quarter, as well as costs associated with stores that are scheduled to be opened or relocated in subsequent months. Store opening costs in the current year second quarter of $1.9 million included costs related to the three new stores opened and four stores relocated during the period. Store opening costs also reflect expenses associated with the transition and conversion of the 69 ongoing B.C. Moore stores. During the prior year second quarter, the Company incurred $0.7 million in store opening costs related to seven new stores opened and two stores relocated.

Net interest expense was $1.3 million in the current year second quarter compared to $0.6 million in the prior year second quarter. The increase is reflective of higher average borrowings during the current year second quarter, primarily related to the B.C. Moore acquisition, as well as a weighted average interest rate increase from 5.2% in the prior year second quarter to 6.8% in the current year second quarter. Interest expense is principally comprised of interest on borrowings under the Company’s Revolving Credit Facility (as defined below in Liquidity and Capital Resources), related letters of credit and commitment fees, amortization of debt issue costs and interest on financing lease obligations.

The Company’s effective tax rate in 2006 is estimated to be 37.3%, resulting in income tax expense of $2.3 million in the current year second quarter. This compares to income tax expense of $3.8 million in the prior year second quarter during which its effective tax rate was 37.0%. The slight increase in the tax rate is reflective of the fact that the B.C. Moore stores operate in higher income tax rate states.

As a result of the foregoing, the Company had net income of $3.9 million for the current year second quarter as compared to net income of $6.5 million for the prior year second quarter.

Twenty-Six Weeks Ended July 29, 2006 Compared to Twenty-Six Weeks Ended July 30, 2005

The Company changed its method of accounting for merchandise inventories from the retail method to the cost method, during the second quarter of 2006, retrospectively applied as of the beginning of 2006. In connection with the change in its method of accounting for merchandise inventories to the cost method, the Company also changed its accounting policy related to its historical treatment of distribution center costs associated with preparing inventory for sale, such as distribution payroll, benefits, occupancy, depreciation, and other direct operating expenses, and now capitalizes these related costs. Reported results for periods prior to 2006 have not been adjusted as the period-specific information required to value inventory on the cost method is not determinable. See Note 2 to the Unaudited Condensed Consolidated Financial Statements.

Sales for the twenty-six weeks ended July 29, 2006 (“the current year”) increased 13.9% to $705.6 million from $619.5 million for the twenty-six weeks ended July 30, 2005 (the “prior year”). Comparable store sales increased 3.8% in the current year as compared to a 5.9% increase in the prior year. The increase in total sales in the current year primarily reflects the beneficial impact of the Company’s comparable store sales increase, as well as sales generated by the 17 net new stores opened since the end of the prior year second quarter and sales of $50.6 million contributed by the recently acquired B.C. Moore stores. The comparable store sales increase was driven by solid demand for spring and summer merchandise assortments and strength of the energy sector economy in the related states of Texas, Oklahoma, New Mexico, and Louisiana. Additionally, Louisiana, and Mississippi continued to experience strong increases in sales due to the effects of the recovery from last year’s hurricanes. The Company achieved comparable store sales increases during the current year in almost all of its key merchandise categories (i.e., those categories comprising greater than 5% of sales). Special sizes, children’s, accessories, and shoes provided the most significant increase in comparable store sales. On a market population basis, utilizing a ten mile radius from each store, the Company achieved overall comparable store sales increases during the current year in each of its three market store groups. In its small market stores, or those in market areas with populations of less than 50,000, comparable store sales increased 2.9% as compared to 6.6% in the prior year. In its mid-sized market stores, or those in market areas with populations of 50,000 to 150,000, comparable stores sales increased by 6.0% as compared to 5.4 % in the prior year. In its large market stores, or those in market areas with populations greater than 150,000, comparable store sales increased 3.9% as compared to 5.0% in the prior year.

During the current year, the Company continued with its efforts to build merchandise inventory levels at its Peebles stores. The Company experienced learning curve issues related to the implementation of the new Peebles merchandising and warehouse management systems in early 2006. These purchase order and processing problems slowed the flow of goods during the current year first quarter, which in conjunction with insufficient planned inventory in certain categories of business, contributed to the Peebles comparable stores having lower than desired inventory levels during the first half of 2006. The Company believes comparable store sales could have been better during the current year but not for these issues. The lower rate of sales growth in the market areas with populations of less than 50,000, as shown above, is primarily reflective of the negative sales trends of Peebles comparable stores due to having lower than desired inventory levels during the period. The Company believes these issues have been addressed, as merchandise inventories were essentially at desired levels for the back to school and fall selling seasons.

Gross profit is not comparable due to the different methods used in each period. The changes in accounting principles adopted for inventory are expected to lower gross profit in the first and third quarters, and increase gross profit in the second and fourth quarters, from historical levels which were reported under the retail method. This is due to the fact that the cost of sales under the historical retail method was based on an average margin realized on an entire department, which was affected by the seasonal changes in the mark-up percentages of inventory on hand at the end of each quarter while cost of sales under the cost method will represent the weighted average cost of the individual item sold. Another reason is the different approaches to the valuation of clearance inventory between the cost method and the historical retail method. The impact of the accounting change was a $13.7 million decrease in gross profit in the current year. Gross profit before the impact of the accounting changes decreased 2.9% to $181.5 million for the current year from $186.9 million for the prior year. Gross profit, as a percent of sales, was 27.7% in the current year under the cost method as compared to 30.2% in the prior year under the retail method.

The following is a summary of the changes between the current year and the prior year in the components of cost of sales, expressed as a percent of sales:

Cost of Sales Rate Increase (Decrease) YTD 2006 from 2005
Increase (decrease) in cost of sales under former retail method:
Merchandise cost of sales	(0.2)%
Buying, occupancy, and distribution expenses	0.8
Subtotal	0.6
Increase in merchandise cost of sales due to the change in accounting principle to the cost method	1.9

Net increase in cost of sales and related buying, occupancy, and distribution expenses rate	2.5%

The increase in the cost of sales rate before the change in accounting principle was due to higher buying, occupancy, and distribution expenses due, in part, to a $1.2 million reduction of estimated obligations to landlords for contingent rent and store real estate taxes that was recorded in the second quarter of the prior year, higher store depreciation and also due to the $3.8 million charge to cost of sales for the correction of accounting error related to distribution handling credits, of which $3.3 million related to prior years. See Note 3 to the Unaudited Condensed Consolidated Financial Statements for further discussion regarding this correction of error.

Selling, general and administrative expenses for the current year increased $28.6 million or 20.3% to $169.8 million from $141.2 million in the prior year. As a percent of sales, SG&A expenses increased to 24.1% in the current year as compared to 22.8% in the prior year. SG&A expenses for the current year increased from the prior year primarily as a result of increases in store expenses due to higher sales and increased store count, including the acquired B.C. Moore stores. The increase in the SG&A rate in the current year was principally due to increased utility costs, higher SG&A expenses, as a rate of sales, for the B.C. Moore stores totaling $18.5 million, which among other things, includes the fee earned by the liquidator managing operations of the stores prior to the reopening under the Peebles name, as well as higher expense associated with long-term incentive equity awards of $2.0 million, which includes the expensing of stock options beginning in the first quarter of the current year and increased property insurance premiums of $0.5 million due to last year’s hurricanes. These increases were partially offset by the reimbursements totaling $2.1 million received by the Company for hurricane related losses.. In addition, store payroll costs reflected better leveraging of expenses due to increased sales.

Store opening costs include costs associated with stores opened or relocated during the current year, as well as with stores that are scheduled to be opened or relocated in subsequent months. Store opening costs in the current year of $2.7 million included costs related to the eleven new stores opened and six stores relocated during the period. Store opening costs also reflect expenses associated with the transition and conversion of the 69 ongoing B.C. Moore stores. In the prior year, the Company incurred $1.7 million in store opening costs related to the seventeen new stores opened and seven stores relocated.

Net interest expense was $2.1 million in the current year compared to $1.1 million in the prior year. The increase is reflective of higher average borrowings during the current year, primarily related to the B.C. Moore acquisition, as well as a weighted average interest rate increase from 5.2% in the prior year to 6.8% in the current year. Interest expense is principally comprised of interest on borrowings under the Company’s Revolving Credit Facility (as defined in Liquidity and Capital Resources), related letters of credit and commitment fees, amortization of debt issue costs and interest on financing lease obligations.

The Company’s effective tax rate in 2006 is estimated to be 37.3%, resulting in income tax expense of $7.7 million in the current year. This compares to income tax expense of $15.9 million in the prior year during which its effective tax rate was 37.0%. The slight increase in the tax rate is reflective of the fact that the B.C. Moore stores operate in higher income tax rate states.

As a result of the foregoing, the Company had net income of $12.9 million for the current year as compared to net income of $27.0 million for the prior year.

Seasonality and Inflation

Historically, the Company's business is seasonal and quarterly sales are traditionally lower during the first three quarters of the year (February through October) and higher during the last quarter of the year (November through January). The fourth quarter typically accounts for slightly more than 30% of the Company's annual sales, with the other quarters accounting for approximately 22% to 24% each. Working capital requirements fluctuate during the year and generally reach their highest levels during the third and fourth quarters. The Company does not believe that inflation had a material effect on its results of operations during the thirteen and twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively.  However, there can be no assurance that the Company's business will not be affected by inflation in the future.

Liquidity and Capital Resources

The Company's liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows, (iii) normal trade credit terms from the vendor and factor community and (iv) its Revolving Credit Facility.

The Company has a senior secured revolving credit facility (the "Revolving Credit Facility"), which matures August 21, 2008, that provides for borrowings up to a maximum of $250.0 million. Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the agreement. The daily interest rates under the Revolving Credit Facility are determined by a prime rate or Eurodollar rate plus an applicable margin as set forth in the Revolving Credit Facility agreement. Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility. The Revolving Credit Facility supports the Company's outstanding letters of credit requirements, and is also used by the Company to provide financing for working capital, capital expenditures, and other general corporate purposes. Outstanding borrowings at July 29, 2006 under the Revolving Credit Facility were $39.0 million. Excess borrowing availability at July 29, 2006 under the Revolving Credit Facility, net of letters of credit outstanding of $24.7 million, was $156.3 million. During the first half of 2006, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 6.8% and $37.0 million, respectively.

The Revolving Credit Facility contains covenants that, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the amount of capital expenditures, payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions. The Company continually monitors its liquidity position and compliance with those covenants. On August 11, 2006, the Company received a waiver of any events of default that may have arisen under the Revolving Credit Facility as a result of the Company’s review of its inventory valuation methodology, provided that the Company complies with certain conditions as set forth in the waiver on or before November 11, 2006. The Company expects to fully comply with the conditions as set forth in the waiver and believes that no events of default will occur under its Revolving Credit Facility with regard to this matter.

The Company generated $20.9 million in cash from operating activities in the current year. Net income, adjusted for non-cash expenses such as depreciation and amortization, deferred income taxes, amortization of debt issue costs, stock compensation expense, stock option income tax benefits and excess tax benefits from stock-based compensation provided cash of approximately $29.6 million. Changes in operating assets and liabilities used net cash of approximately $16.6 million, which included a $39.2 million increase in merchandise inventories due to seasonal build of inventories. Additionally, cash flows from operating activities included construction allowances from landlords of $3.5 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores, and $4.4 million from the sale of credit card portfolio acquired during the B.C. Moore acquisition. Operating cash flows also included a decrease in other assets of $8.0 million primarily due to a decrease in receivables from landlords and merchandise vendors and prepaid merchandise costs.

On February 27, 2006, the Company acquired 100% of the common stock of privately held B.C. Moore & Sons, Incorporated primarily utilizing funds available to it under its Revolving Credit Facility. The purchase price of the acquisition was approximately $35.6 million, net of cash acquired.

During the twenty-six weeks ended July 29, 2006, the Company purchased 574,900 shares of its common stock at a cost of approximately $17.7 million. The purchase of these shares was funded using proceeds from the exercise of employee stock options, including the tax benefits that resulted from the option exercises. At July 29, 2006, approximately $2.7 million was available to the Company for stock repurchase, the entire amount of which represents proceeds and related tax benefits from the exercise of employee stock options.

In August 2006, the remaining approximately 2.2 million outstanding warrants were exercised prior to their expiration on August 23, 2006. Proceeds from the exercise of these warrants totaled approximately $27.3 million.

The Company initiated a quarterly cash dividend of 2.5 cents per share during 2005 and increased the quarterly cash dividend to 5.0 cents per share during the current year second quarter. The total dividend payment in the current year second quarter was $1.3 million and $2.0 million for the current year. On August 31, 2006, the Company declared a quarterly cash dividend of 5.0 cents per share of common stock, which was paid on September 27, 2006 to shareholders of record on September 12, 2006. The total dividend payment was $1.4 million. While the Company expects to continue payment of quarterly dividends, the declaration and payment of future dividends by the Company are subject to the discretion of the Board. Any future determination to pay dividends will depend on the Company’s results of operations and financial condition, as well as meeting certain criteria under its Revolving Credit Facility and other factors deemed relevant by the Board.

Management currently estimates capital expenditures in 2006, net of construction allowances to be received from landlords, will be approximately $71 million. The expenditures will be for the opening of 35 to 40 new organic stores, remodels and relocations of existing stores as well as expenditures related to remodeling 69 of the acquired B.C. Moore stores. Capacity will also be increased at the Jacksonville, Texas distribution facility to support future store growth by adding to existing sortation and other related equipment. Year-to-date capital expenditures were $29.3 million in the current year as compared to $38.2 million in the prior year. The Company opened eleven new stores and relocated six stores in the current year as compared to seven stores opened and two stores relocated in the prior year. The Company received construction allowances from landlords of $3.5 million in the current year to fund a portion of the capital expenditures related to store leasehold improvements in new and relocated stores, while $6.3 million was received from landlords in the prior year. These funds have been recorded as a deferred rent credit in the balance sheet and will be recorded as an offset to rent expense over the lease term commencing with the date the allowances were earned.

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

Borrowings under the Company’s Revolving Credit Facility bear a floating rate of interest. As of July 29, 2006, there were $39.0 million outstanding borrowings under the Company's Revolving Credit Facility. A hypothetical 10% change in interest rates from the July 29, 2006 levels would have an approximate $0.3 million effect on the Company's results of operations and cash flows.

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

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of July 29, 2006.

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

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  There were no changes in the Company’s internal control over financial reporting during the quarter ended July 29, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

During the fiscal quarter ended July 29, 2006, the Company did not have any material legal proceedings brought against it, its subsidiaries or their properties.

Item 1A. RISK FACTORS

There have not been any material changes from the risk factors as previously disclosed in the Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

April 30, 2006 to	67,600	$31.42	67,600	$5,683,105
May 27, 2006

May 28, 2006 to	243,200	$31.45	243,200	$1,165,746
July 1, 2006

July 2, 2006 to	24,400	$32.70	24,400	$2,676,276
July 29, 2006

Total	335,200	$31.54	335,200

(1)
During the current year second quarter, the Company purchased 335,200 shares of its common stock at a cost of approximately $10.6 million. The purchase of these shares was funded using proceeds from the exercise of employee stock options, including the tax benefits that resulted from the option exercises. At July 29, 2006, approximately $2.7 million was available to the Company for stock repurchase, the entire amount of which represents proceeds and related tax benefits from the exercise of employee stock options.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2006 Annual Meeting of Shareholders of the Company was held on June 1, 2006. The following matters were submitted to a vote of the Company's shareholders:

1. Election of Directors. With respect to the election of eight Directors to hold office until the 2007 Annual Meeting and until their successors have been elected and have qualified, the results of the election for each such director are as follows:

Directors	Votes For	Votes Withheld

Scott Davido	24,550,676	153,047
Michael Glazer	24,550,676	153,047
Michael McCreery	23,543,023	1,160,700
John Mentzer	24,550,676	153,047
Margaret Monaco	24,551,276	152,447
William Montgoris	24,550,676	153,047
Sharon Mosse	24,550,526	153,197
James Scarborough	24,397,186	306,537

2. Ratification of the Selection of Deloitte & Touche LLP as Independent Registered Public Accounting Firm for 2006. With respect to the ratification of the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2006, the results are as follows:

In Favor Of	Against	Abstain
24,689,460	13,549	714

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

The following documents are the exhibits to this Form 10-Q. For convenient reference, each exhibit is listed according to the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description

3.2*	Amended and Restated Bylaws of Stage Stores, Inc. dated as of August 24, 2006.
10.1*	Amendment to Private Label Credit Card Program Agreement dated as of December 21, 2005 between Stage Stores, Inc. and Specialty Retailers (TX) LP and World Financial Network National Bank.
10.2*
Second Amendment to Amended and Restated Private Label Credit Card Program Agreement dated as of May 24, 2006 between Stage Stores, Inc. and Specialty Retailers (TX) LP and World Financial Network National Bank.

18*	Preferability Letter from Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32*	Certification Pursuant to 18 U.S.C. Section 1350.

_________________________________
* Filed electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAGE STORES, INC.

October 23, 2006	/s/ James R. Scarborough
(Date)	James R. Scarborough
Chief Executive Officer
(Principal Executive Officer)

October 23, 2006.	/s/ Michael E. McCreery
(Date)	Michael E. McCreery
Executive Vice President, Chief Financial
Officer and Corporate Secretary
(Principal Financial and Accounting Officer)