Form 10-Q
period 2006-10-28
STAGE STORES INC
filed 2006-11-29
CIK 6885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2006

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

As of November 25, 2006, there were 29,123,201 shares of the registrant's common stock outstanding.

References to a particular year are to Stage Stores’ fiscal year, which is the 52 or 53 week period ending on the Saturday closest to January 31st of the following calendar year. For example, references to “2005” mean the fiscal year ended January 28, 2006 and a reference to "2006" is a reference to the fiscal year ending February 3, 2007. 2005 consisted of 52 weeks while 2006 will consist of 53 weeks.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Stage Stores, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par values)
(Unaudited)

	October 28, 2006	January 28, 2006

ASSETS
Cash and cash equivalents	$22,126	$33,683
Merchandise inventories, net	414,632	283,665
Current deferred taxes	43,810	24,270
Prepaid expenses and other current assets	28,783	36,076
Total current assets	509,351	377,694

Property, equipment and leasehold improvements, net	265,890	244,091
Goodwill	95,374	79,353
Intangible asset	14,910	14,910
Other non-current assets, net	19,145	15,605
Total assets	$904,670	$731,653

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$138,860	$81,719
Income taxes payable	-	8,968
Current portion of debt obligations	83	74
Accrued expenses and other current liabilities	78,070	64,423
Total current liabilities	217,013	155,184

Debt obligations	77,254	2,979
Deferred taxes	3,768	9,860
Other long-term liabilities	74,100	61,798
Total liabilities	372,135	229,821

Commitments and contingencies

Common stock, par value $0.01, 50,000 shares authorized, 36,081 and 33,033 shares issued, respectively	361	330
Additional paid-in capital	458,386	412,456
Less treasury stock - at cost, 7,023 and 6,448 shares, respectively	(161,210)	(143,515)
Minimum pension liability adjustment	(1,981)	(1,981)
Retained earnings	236,979	234,542
Stockholders' equity	532,535	501,832
Total liabilities and stockholders' equity	$904,670	$731,653

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Income
(in thousands, except earnings per share)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005

Net sales	$353,348	$306,044	$1,058,993	$925,534
Cost of sales and related buying, occupancy and distribution expenses	253,034	215,329	763,435	647,888
Gross profit	100,314	90,715	295,558	277,646

Selling, general and administrative expenses	90,477	73,933	260,312	215,144
Store opening costs	4,034	1,293	6,770	2,987
Interest expense, net of income of $29 and $8 for the thirteen weeks and $130 and $136 for the thirty-nine weeks, respectively	1,344	972	3,463	2,085
Income before income tax	4,459	14,517	25,013	57,430

Income tax expense	1,661	5,371	9,317	21,249
Net income	$2,798	$9,146	$15,696	$36,181

Basic earnings per share data:

Basic earnings per share	$0.10	$0.34	$0.58	$1.33

Basic weighted average shares outstanding	28,341	27,030	27,205	27,240

Diluted earnings per share data:

Diluted earnings per share	$0.09	$0.31	$0.54	$1.22

Diluted weighted average shares outstanding	29,589	29,502	29,206	29,688

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Thirty-nine Weeks Ended October 28, 2006	Thirty-nine Weeks Ended October 29, 2005
Cash flows from operating activities:
Net income	$15,696	$36,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,136	30,043
Gain on insurance proceeds related to property, equipment and leasehold improvements	(1,756)	-
Deferred income taxes	(9,510)	(1,133)
Stock option income tax benefits	6,178	3,424
Stock compensation expense	3,441	592
Amortization of debt issue costs	335	335
Excess tax benefits from stock based compensation	(6,009)	-
Construction allowances received from landlords	6,905	9,583
Proceeds from sale of private label credit card portfolio, net	4,436	-
Changes in operating assets and liabilities:
Increase in merchandise inventories	(129,683)	(105,355)
Decrease (increase) in other assets	8,018	(8,549)
Increase in accounts payable and other liabilities	45,778	38,493
Total adjustments	(37,731)	(32,567)
Net cash (used in) provided by operating activities	(22,035)	3,614

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(51,410)	(58,492)
Acquisition of B.C. Moore, net of cash acquired	(35,622)	-
Proceeds from insurance on property, equipment and leasehold improvements	1,756	-
Proceeds from retirements of property and equipment	269	391
Net cash used in investing activities	(85,007)	(58,101)

Cash flows from financing activities:
Proceeds from (payments on):
Borrowings under revolving credit facility, net	74,339	73,462
Repurchases of common stock	(17,695)	(48,687)
Debt obligations	(55)	(108)
Exercise of warrants	27,354	2
Exercise of stock options	8,988	5,613
Excess tax benefits from stock based compensation	6,009	-
Cash dividends	(3,455)	(680)
Net cash provided by financing activities	95,485	29,602
Net decrease in cash and cash equivalents	(11,557)	(24,885)

Cash and cash equivalents:
Beginning of period	33,683	40,455
End of period	$22,126	$15,570

Supplemental disclosures:
Interest paid	$2,744	$1,737
Income taxes paid	$24,097	$27,499
Unpaid liabilities for capital expenditures	$367	$-

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statement of Stockholders' Equity
For the Thirty-nine Weeks Ended October 28, 2006
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Total

Balance, January 28, 2006	33,033	$330	$412,456	(6,448)	$(143,515)	$234,542	$(1,981)	$501,832

Cumulative effect of changes in accounting principles (Note 2)	-	-	-	-	-	(9,804)	-	(9,804)
Net income	-	-	-	-	-	15,696	-	15,696
Dividends on common stock	-	-	-	-	-	(3,455)	-	(3,455)
Repurchases of common stock	-	-	-	(575)	(17,695)	-	-	(17,695)
Stock-based compensation expense	-	-	3,441	-	-	-	-	3,441
Warrants exercised	2,225	23	27,331	-	-	-	-	27,354
Stock options exercised	823	8	8,980	-	-	-	-	8,988
Stock-based compensation tax benefits	-	-	6,178	-	-	-	-	6,178

Balance, October 28, 2006	36,081	$361	$458,386	(7,023)	$(161,210)	$236,979	$(1,981)	$532,535

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements of Stage Stores, Inc. (“Stage Stores” or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Those adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto filed with Stage Stores’ Annual Report on Form 10-K for the year ended January 28, 2006. References to a particular year are to Stage Stores’ fiscal year, which is the 52 or 53 week period ending on the Saturday closest to January 31st of the following calendar year. For example, references to “2005” mean the fiscal year ended January 28, 2006 and a reference to "2006" is a reference to the fiscal year ending February 3, 2007. 2005 consisted of 52 weeks, while 2006 will consist of 53 weeks.

Stage Stores offers moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family. The Company, through its wholly-owned subsidiaries Specialty Retailers (TX) LP and SRI Limited Partner LLC, operated 641 stores in 33 states as of October 28, 2006, under the Stage, Bealls and Palais Royal names throughout the South Central states, and under the Peebles name throughout the Midwestern, Southeastern, Mid-Atlantic and New England states.

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

Recent Accounting Standards: In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. SFAS 158 requires an employer to recognize an asset for a plan’s over funded status or a liability for a plan’s under funded status, measure a plan’s assets and its obligations that determine its funded status as of the date of the employer’s fiscal year-end, and recognize changes in the funded status in the year in which the changes occur. SFAS 158 is effective for the Company’s fiscal year ending February 3, 2007. The Company is currently assessing the impact of this statement on its consolidated financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. The fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 is effective for the Company’s fiscal year beginning February 3, 2008. The Company does not expect this statement to have a material impact on its consolidated financial statements.

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

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”, (“EITF 06-03”). EITF 06-03 concluded that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, such as sales, use, value added and certain excise taxes is an accounting policy decision that should be disclosed in a company’s financial statements. Additionally, companies that record such taxes on a gross basis should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-03 is effective for fiscal years for the Company’s fiscal year beginning February 4, 2007. The Company does not expect this statement to have a material impact on its consolidated financial statements.

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140”. SFAS 156 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS 156 requires an entity to separately recognize financial assets as servicing assets or servicing liabilities each time it undertakes an obligation to service a financial asset by entering into certain kinds of servicing contracts. The entity must also initially measure all separately recognized servicing assets and servicing liabilities at fair value, if practicable. Servicing assets and servicing liabilities subsequently measured at fair value must be separately presented in the statement of financial position and additional disclosures are required for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for the Company’s fiscal year beginning February 4, 2007. The Company does not expect this statement to have a material impact on its consolidated financial statements.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140”. SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This Statement also resolves issues addressed in Statement SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”. SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133. SFAS 140 is amended to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued during fiscal years beginning after September 15, 2006. The Company does not expect this statement to have a material impact on its consolidated financial statements.

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

The Company changed its method of accounting for merchandise inventories from the retail method to the weighted average cost method (the “cost method”) during the second quarter of 2006, retrospectively applied as of the beginning of 2006. The Company believes the cost method is preferable as it results in an inventory valuation that more closely reflects the acquisition cost of the Company’s inventory. In addition, the cost method provides for a better matching of cost of sales with related sales. Cost of sales under the cost method will represent the weighted average cost of the individual item sold rather than the cost of an item based on an average margin realized on an entire department as under the retail method. In connection with the change in its method of accounting for merchandise inventories to the cost method, the Company also changed its accounting policy related to its historical treatment of distribution center costs associated with preparing inventory for sale, such as distribution payroll, benefits, occupancy, depreciation, and other direct operating expenses, and now capitalizes these related costs. The Company believes it is preferable to capitalize these costs as it incorporates a key component of the costs associated with preparing inventory for sale into the valuation of inventory on a cost basis and achieves a better matching of cost of sales with related sales. The effect of the changes in accounting principles for periods prior to 2006 is not determinable as the period-specific information required to value inventory on the cost method is not available for periods prior to January 29, 2006. As stated in SFAS 154, when it is impracticable to determine the cumulative effect of applying a change in accounting principle to any prior period, the new accounting principle shall be applied as if the changes were made prospectively as of the earliest date practicable. Therefore, the Company adopted the new methods of accounting for inventory retrospectively to January 29, 2006, the first day of 2006. The effect of the changes in accounting principles on inventory values as of the beginning of 2006 was a net reduction in value of $15.6 million, of which $21.5 million was a reduction related to the change to the cost method, partially offset by a $5.9 million increase related to capitalizing distribution center costs. Approximately $9.8 million, net of tax of approximately $5.8 million, was recorded as a reduction of retained earnings in the Unaudited Condensed Statement of Stockholders’ Equity as of the beginning of 2006.

The inventory balance as of the beginning of 2006 is $268.1 million as calculated under the cost method, including the capitalization of distribution center costs, which is $15.6 million lower than the inventory balance the Company reported as calculated under the retail method. The non-cash reduction in the inventory balance of $15.6 million was due to these accounting changes and was not an indication of an inventory impairment, as the underlying retail value of the Company’s inventories was not affected by these accounting changes.

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

The changes in accounting principles did not impact net cash provided by operating activities, net cash used in investing activities, or net cash provided by financing activities as reported in the Unaudited Condensed Consolidated Statement of Cash Flows. The following table sets forth the financial statement line items for the thirteen and thirty-nine weeks ended October 28, 2006 that were affected by the changes in accounting principles:

		Changes in Accounting Principles
	Under Retail Method	Change to Cost Method	Capitalization of Distribution Center Costs	As Adjusted for the Effect of Changes
	(in thousands - except earnings per share)

Condensed Consolidated Balance Sheet at October 28, 2006
Merchandise inventories, net	$444,028	$(37,144)	$7,748	$414,632
Current deferred taxes	32,899	13,783	(2,872)	43,810
Total current assets	527,836	(23,361)	4,876	509,351
Total assets	923,155	(23,361)	4,876	904,670
Retained earnings	255,464	(23,361)	4,876	236,979
Stockholders' equity	551,020	(23,361)	4,876	532,535
Total liabilities and stockholders' equity	923,155	(23,361)	4,876	904,670

Condensed Consolidated Statements of Income for thirteen weeks ended October 28, 2006
Cost of sales and related buying, occupancy and distribution expenses	252,886	1,324	(1,176)	253,034
Gross profit	100,462	(1,324)	1,176	100,314
Income before income tax	4,607	(1,324)	1,176	4,459
Income tax expense	1,716	(493)	438	1,661
Net income	2,891	(831)	738	2,798

Basic and diluted earnings per share:
Basic earnings per share	0.10	(0.03)	0.03	0.10
Diluted earnings per share	0.10	(0.03)	0.02	0.09

Condensed Consolidated Statements of Income for thirty-nine weeks ended October 28, 2006
Cost of sales and related buying, occupancy and distribution expenses	749,601	15,653	(1,819)	763,435
Gross profit	309,392	(15,653)	1,819	295,558
Income before income tax	38,847	(15,653)	1,819	25,013
Income tax expense	14,470	(5,831)	678	9,317
Net income	24,377	(9,822)	1,141	15,696

Basic and diluted earnings per share:
Basic earnings per share	0.91	(0.37)	0.04	0.58
Diluted earnings per share	0.85	(0.34)	0.03	0.54

Condensed Consolidated Statement of Cash Flows for thirty-nine weeks ended October 28, 2006
Net income	24,377	(9,822)	1,141	15,696
Deferred income taxes	(4,357)	(5,831)	678	(9,510)
Increase in merchandise inventories	(143,517)	15,653	(1,819)	(129,683)

3.	Correction of Error in Accounting for Distribution Handling Credits

During the thirteen weeks ended July 29, 2006, the Company changed its historical accounting for credits received from vendors for handling charges at the Company’s distribution centers. The Company had historically recorded such credits as a reduction, or offset, to distribution center operating costs. In order to correct its accounting practice to be in accordance with EITF Issue No. 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received by a Vendor”, the Company will now defer recognition of these credits by recording a reserve against its inventory value, and will recognize the benefit as the merchandise is sold. The effect of the error of not previously deferring these credits received was considered not to be material to the Company’s previously issued financial statements under SAB No. 99 and APB Opinion No. 28 “Interim Financial Reporting”. The Company recorded a $3.8 million non-cash charge to cost of sales in the thirteen weeks ended July 29, 2006, which represented the cumulative effect of the correction of the error as of April 29, 2006. The portion of such correction relating to prior fiscal years of $3.3 million was not considered material to the Company’s expected 2006 operating results.

The following table reflects the impact of deferring the distribution handling credits by period (in thousands):

Cumulative effect of prior years (recorded in second quarter)	$3,275
First quarter 2006 (recorded in second quarter)	519
Second quarter 2006	311
Third quarter 2006	1,167

4.	Stock-Based Compensation

In the first quarter of 2006, the Company adopted the provisions of SFAS 123(R), “Share-Based Payment”, using the modified prospective application method. Accordingly, compensation expense has been recorded ratably in selling, general and administrative expense for any remaining unvested stock options as of the effective date and for any new awards issued thereafter. Prior periods presented have not been restated.

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

The following table summarizes the stock compensation expense by type of grant for the thirteen and thirty-nine weeks ended October 28, 2006 (in thousands, except per share amounts):

	Thirteen Weeks Ended October 28, 2006	Thirty-nine Weeks Ended October 28, 2006
Stock options and SARs	$800	$2,324
Non-vested stock	171	399
Performance shares	234	718

Total	$1,205	$3,441

Earnings per share:
Basic	$0.03	$0.08
Diluted	0.03	0.07

As of October 28, 2006, the Company had unrecognized compensation cost of $11.2 million related to stock-based compensation awards granted. That cost is expected to be recognized over a weighted average period of 2.1 years.

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

The following table illustrates the effect on net income and earnings per share for the thirteen and thirty-nine weeks ended October 29, 2005, as if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation”, for the grant of stock-based compensation (in thousands, except per share amounts):

	Thirteen Weeks Ended October 29, 2005 Proforma	Thirty-nine Weeks Ended October 29, 2005 Proforma

Net income, as reported	$9,146	$36,181
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	154	373
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(636)	(1,880)
Pro forma net income	$8,664	$34,674

Earnings per share:
Basic - as reported	$0.34	$1.33
Basic - pro forma	0.32	1.27

Diluted - as reported	$0.31	$1.22
Diluted - pro forma	0.29	1.17

The following table below provides the significant weighted average assumptions used in determining the estimated fair value at the date of grant under the Black-Scholes option-pricing model of each type of award granted in the first three quarters of 2006 and 2005:

	Thirty-nine Weeks Ended
	October 28, 2006 Actual	October 29, 2005 Proforma

Expected volatility	32.7% - 38.12%	33.1% - 33.9%
Weighted average volatility	33.0%	33.3%
Risk free rate	4.7% - 5.1%	3.7% - 4.2%
Expected life (in years)	4.7	4.0
Expected dividend yield	0.3% - 0.6%	0.0% - 0.3%

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

Stock Options and SARs

The right to exercise stock options and SARs, to be settled by issuance of common stock, generally vests over four years from the date of grant, with 25% vesting at the end of each of the first four years following the date of grant. Options issued prior to January 29, 2005, will generally expire if not exercised ten years from the date of the grant while options and SARs granted after that date generally expire if not exercised seven years from the date of grant. The weighted average grant date fair value for options and SARs granted during the first three quarters of 2006 and 2005 is $10.14 and $8.91, respectively.

A summary of option and SARs activity under the Equity Incentive Plan as of October 28, 2006, and changes during the thirty-nine weeks ended October 28, 2006, is detailed below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 29, 2006	3,526,295	$14.58
Granted	615,250	28.81
Exercised	(822,816)	10.92
Forfeited/ Expired	(130,767)	22.38
Outstanding at October 28, 2006	3,187,962	$17.90	5.7	$47,979

Vested or expected to vest at October 28, 2006	3,011,931	$17.35	5.6	$46,986

Exercisable at October 28, 2006	1,967,638	$12.47	5.2	$40,297

The following table summarizes information about non-vested stock option awards and SARs as of October 28, 2006 and changes for the thirty-nine weeks ended October 28, 2006:

Stock Options/ SARs	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at January 29, 2006	960,305	$7.49
Granted	615,250
Vested	(224,464)
Forfeited	(130,767)
Non-vested at October 28, 2006	1,220,324	$9.09

The aggregate intrinsic value of options and SARs, defined as the amount by which the market price of the underlying stock on the date of exercise exceeds the exercise price of the option, exercised during the first three quarters of 2006 and 2005 was $16.8 million and $9.3 million, respectively.

Non-vested Stock

The Company has granted shares of non-vested stock to members of management and independent directors. None of these grants have vested or been forfeited since issuance. The following table summarizes information about the nonvested stock granted by the Company:

Period Granted	Shares	Grant Date Fair Value per Share	Vesting Schedule
2004	15,000	$23.69	Three-year cliff
Q1 2006	30,000	28.11	Three-year ratable
Q2 2006	25,898	32.85	Three-year cliff
Q3 2006	5,000	32.39	Three-year cliff

Total	75,898

Performance Shares

The Company has granted performance shares to members of management as a means of rewarding them for long-term performance based on shareholder return performance measures. The actual number of shares to be issued, at no cost to the grant recipient in exchange for performance shares at the end of the three-year performance periods, will be based on the level of attainment of specific performance measures. The actual number of shares that could be issued ranges from zero to a maximum of two times the number of granted shares outstanding as reflected in the table below. Compensation expense based on the fair value at grant date and the anticipated number of shares of the Company’s common stock, determined on a Monte Carlo probability model, is being recorded ratably over the vesting period. Grant recipients do not have any rights of a shareholder in the Company with respect to common shares issuable under the grant until the shares have been issued.

The following table summarizes information about the performance shares granted by the Company:

Period Granted	Shares Granted	Shares Forfeited	Granted Shares Outstanding	Grant Date Fair Value per Share	Vesting Schedule
2004	27,660	(3,739)	23,921	$21.62	Three-year cliff
2005	41,943	(1,181)	40,762	26.09	Three-year cliff
Q1 2006	64,500	-	64,500	28.77	Three-year cliff
Q2 2006	892	-	892	30.29	Three-year cliff

Total	134,995	(4,920)	130,075

5.	Acquisition of B. C. Moore & Sons, Incorporated

On February 27, 2006, the Company acquired 100% of the common stock of privately held B.C. Moore & Sons, Incorporated (“B.C. Moore”). In purchasing B.C. Moore, the Company acquired 78 retail locations, which are located in small markets throughout Alabama, Georgia, North Carolina and South Carolina. The Company has successfully completed the conversion of 69 of the acquired stores to its Peebles name and format. The remaining 9 non-converted stores were closed. The acquisition expands and strengthens the Company’s position in the Southeastern United States, and is consistent with its corporate strategy of increasing the concentration of its store base into smaller markets. The purchase price of the acquisition was approximately $35.6 million, net of cash acquired, and was negotiated as an arms length transaction between two unrelated entities. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the results of operations of B.C. Moore are included in the Company’s consolidated financial statements from the date of acquisition, which for accounting purposes was February 26, 2006, the beginning of the Company’s second fiscal period.

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

As of October 28, 2006, goodwill of $16.0 million, which is not expected to be deductible for tax purposes, has been recorded. Further revisions to the purchase price may be made as additional information becomes available.

6.	Sale of Private Label Credit Card Portfolios

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

The Company paid the Bank approximately $0.5 million on the initial anniversary date after the sale, which reduced the recorded liability to $3.0 million, as a result of the actual net portfolio yield falling below the defined net portfolio yield during the initial year of the measurement period. Based on the improving trend in the actual net portfolio yield during 2005, the Company recorded a benefit of $3.0 million to reverse the remaining recorded liability related to the Peebles private label credit card portfolio, of which $2.3 million and $3.0 million was recognized in the thirteen and thirty-nine weeks ended October 29, 2005, respectively. The Company received $1.3 million in April 2006 after the second anniversary measurement period. This amount represented repayment of the approximately $0.5 million paid to the Bank on the first anniversary measurement period as well as approximately $0.8 million in proceeds as a result of the 50% sharing arrangement on collected yield above the defined portfolio yield through the second anniversary date of the Amended and Restated Program Agreement. However, the Company has not and will not recognize any additional benefit under the Amended and Restated Program Agreement until the third year anniversary date in March 2007, as this is considered a gain contingency. Accordingly, the $1.3 million received in April 2006 is recorded as a current liability in the accompanying balance sheet as of October 28, 2006.

In connection with the acquisition of B.C. Moore (see Note 5), the Company acquired the B.C. Moore private label credit card portfolio. On June 30, 2006, the Company sold this private label credit card portfolio to the Bank. At closing, the Company received consideration of approximately $4.4 million.

7.	Debt Obligations

Debt obligations consist of the following (in thousands):

	October 28, 2006	January 28, 2006
Revolving Credit Facility	$74,339	$-
Capital and finance lease obligations	2,998	3,053
Subtotal	77,337	3,053
Less: Current portion of debt obligations	83	74
Total	$77,254	$2,979

The Company has a senior secured revolving credit facility (the “Revolving Credit Facility”) that matures on August 21, 2008, which provides for borrowings up to a maximum of $250.0 million. Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. The daily interest rates under the Revolving Credit Facility are equal to the applicable prime rate or Eurodollar rate plus an applicable margin as set forth in the Revolving Credit Facility agreement. Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility. The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements. The outstanding borrowings at October 28, 2006 were $74.3 million. Excess borrowing availability under the Revolving Credit Facility, net of letters of credit outstanding of $20.9 million, was $154.6 million at October 28, 2006. For thirty-nine weeks ended October 28, 2006, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 7.5% and $38.6 million, respectively.

The Revolving Credit Facility contains covenants which, among other things, restrict (i) the amount of additional debt or capital lease obligations, (ii) the amount of capital expenditures, payment of dividends and repurchase of common stock under certain circumstances, and (iii) related party transactions.

While infrequent in occurrence, the Company is occasionally responsible for the construction of leased stores and for paying project costs. EITF Issue 97-10, “The Effect of Lessee Involvement in Asset Construction” (“EITF 97-10”), requires the Company to be considered the owner (for accounting purposes) of this type of project during the construction period. Such leases are accounted for as finance lease obligations with the amounts received from the landlord being recorded in debt obligations. Interest expense is recognized at a rate that will amortize the finance lease obligations over the initial term of the lease. As a result, the Company has recorded approximately $3.0 million on its Unaudited Condensed Consolidated Balance Sheet as of October 28, 2006, as finance lease obligations with interest rates ranging from 12.3% to 16.9% related to two store leases where EITF 97-10 was applicable.

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

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and all of the potentially dilutive common share equivalents outstanding during the period. Stock options, SARs, and non-vested stock grants are the only potentially dilutive share equivalents the Company had outstanding at October 28, 2006. The Company’s earnings per share computation for the thirteen and thirty-nine weeks ended October 28, 2006, was impacted by warrants outstanding and exercised during the period. Prior to their expiration on August 23, 2006, 2.2 million of the Company’s warrants were exercised, with one share of common stock issued for each warrant exercised. Proceeds from the exercise of these warrants totaled approximately $27.3 million.

The following table illustrates the components used to determine the Company’s diluted shares (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Basic weighted average shares outstanding	28,341	27,030	27,205	27,240
Effect of dilutive securities:
Stock options, SARs, and non-vested stock grants	828	1,152	983	1,141
Warrants	420	1,320	1,018	1,307
Diluted weighted average shares outstanding	29,589	29,502	29,206	29,688

The following table illustrates the number of stock options and SARs that were outstanding but not included in the computation of diluted weighted average shares outstanding as the exercise price of the stock options and SARs was greater than the weighted average market price of the Company's common stock for each applicable period (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005

Number of anti-dilutive options and SARs outstanding	34	237	34	308

10.	Retirement Plans

The Company sponsors three defined benefit plans (the “Retirement Plans”). One was closed to new participants at February 1, 1998 and one was frozen effective June 30, 1998. The third, which was assumed in connection with the acquisition of B.C. Moore on February 27, 2006, was frozen as of January 31, 2006. Components of the net periodic pension costs for the Company’s Retirement Plans are as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Service cost	$10	$12	$30	$36
Interest cost	670	523	1,952	1,568
Expected return on plan assets	(633)	(520)	(1,855)	(1,560)
Net loss amortization	39	7	117	21
Net periodic pension cost	$86	$22	$244	$65

The Company expects to contribute approximately $1.8 million to its Retirement Plans in 2006. As of October 28, 2006, $1.3 million Retirement Plan contributions have been made.

11.	Stockholders’ Equity

During the first quarter of 2006, dividends totaled $0.7 million or 2.5 cents per share. During the second quarter of 2006, the Company increased the quarterly cash dividend to 5.0 cents per share and the dividends for the second quarter of 2006 totaled $1.3 million. During the third quarter of 2006 dividends totaled $1.4 million or 5.0 cents per share.

During the thirty-nine weeks ended October 28, 2006, the Company purchased 574,900 shares of its common stock at a cost of approximately $17.7 million. The purchase of these shares was funded using proceeds from the exercise of employee stock options, including the tax benefits that resulted from the option exercises. At October 28, 2006, approximately $2.7 million was available to the Company for stock repurchase, the entire amount of which represents proceeds and related tax benefits from the exercise of employee stock options.

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

General

Stage Stores is a Houston, Texas-based regional, specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family. As of October 28, 2006, the Company operated 641 stores located in 33 states under the Stage, Bealls and Palais Royal names throughout the South Central states, and under the Peebles name throughout the Midwestern, Southeastern, Mid-Atlantic and New England states. The Company's principal focus is on consumers in small and mid-size markets which the Company believes are under-served and less competitive. The Company believes that it is able to differentiate itself from the competition in the small and mid-size markets in which it operates by offering consumers access to basic as well as fashionable brand name merchandise not typically carried by other retailers in the same market area. In the highly competitive metropolitan markets in which it operates, the Company competes against national department store chains, which similarly offer moderately priced, brand name and private label merchandise. As a way of differentiating itself from the competition in these larger metropolitan markets, the Company endeavors to offer consumers a high level of customer service in convenient locations.

On February 27, 2006, the Company acquired 100% of the common stock of privately held B.C. Moore & Sons, Incorporated (“B.C. Moore”). In purchasing B.C. Moore, the Company acquired 78 retail locations, which are located in small markets throughout Alabama, Georgia, North Carolina and South Carolina. The acquired B. C. Moore stores have gone through several phases of operation during 2006. The stores operated as usual through April, at which time, starting about every two weeks, a different group of stores began inventory liquidation sales. Upon the completion of their liquidation activities, which ran for about eight to nine weeks, the stores went dark. During this dark period, which lasted three to four weeks for each store, the 69 continuing stores were remodeled as necessary, re-inventoried with Peebles merchandise assortments, new signs installed, and then reopened as Peebles stores. The Company has completed the conversion of 69 of the acquired stores to its Peebles name and format. The remaining 9 non-converted stores were closed. The Company believes that the acquisition has expanded and strengthened the Company’s position in the Southeastern United States, and is consistent with its corporate strategy of increasing the concentration of its store base into smaller markets.

The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements as included in the 2005 Form 10-K for the year ended January 28, 2006.

Results of Operations

The following table sets forth the results of operations as a percent of sales for the periods indicated:

	Thirteen Weeks Ended (1)		Thirty-nine Weeks Ended (1)
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and related buying, occupancy and distribution expenses	71.6	70.4	72.1	70.0
Gross profit	28.4	29.6	27.9	30.0

Selling, general and administrative expenses	25.6	24.2	24.6	23.2
Store opening costs	1.1	0.4	0.6	0.3
Interest, net	0.4	0.3	0.3	0.2
Income before income tax	1.3	4.7	2.4	6.2

Income tax expense	0.5	1.8	0.9	2.3
Net income	0.8%	3.0%	1.5%	3.9%

(1) Percentages may not foot due to rounding

Thirteen Weeks Ended October 28, 2006 Compared to Thirteen Weeks Ended October 29, 2005

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

Sales for the thirteen weeks ended October 28, 2006 (the “current year third quarter”) increased 15.5% to $353.3 million from $306.0 million for the thirteen weeks ended October 29, 2005 (the “prior year third quarter”). Comparable store sales, which are sales in stores open at least fourteen months prior to the reporting period, increased 4.1% in the current year third quarter as compared to a 3.9% increase in the prior year third quarter. The increase in total sales of $47.3 million was driven by the Company’s comparable store sales gain, which accounted for $12.2 million of the increase, as well as $30.8 million in sales generated by the 112 new and newly converted stores that were not in the comparable store sales base during the current year third quarter, and sales of $11.5 million contributed by the acquired B.C. Moore stores operating prior to their conversion to Peebles stores. Offsetting these sales gains somewhat was the loss of $7.2 million in sales from closed stores that were in operation during the prior year third quarter. The comparable store sales increase during the current year third quarter was primarily attributable to good demand for the Company’s seasonal and clearance merchandise assortments and generally more favorable weather conditions as compared to the prior year third quarter, which stimulated purchases of fall apparel. The Company did experience a 2.5% comparable store sales decline in October due to the strong post-hurricane increase of 14.9% in the prior year October period. The hurricane affected markets continued to show strong increases in the prior year fourth quarter. The challenges to comparable stores sales experienced during the first half of the year associated with the Peebles comparable stores operating at lower than desired inventory levels were rectified with increased inventory levels in these stores in the third quarter. The increased inventory investments combined with expanded promotional activities in the Peebles stores as compared to the prior year third quarter produced positive comparable store sales in the current year third quarter. While the increased promotional activity helped drive Peebles comparable store sales, it adversely impacted gross margin rates. The Company achieved comparable store sales increases during the current year third quarter in each of its key merchandise categories (i.e., those categories comprising greater than 5% of sales), with the exception of junior sportswear. Dresses led the way with a 10.8% comparable store sales increase, followed by an increase in the men’s category of 8.8%, an increase in cosmetics of 7.5% and an increase in misses sportswear of 7.4%. On a market population basis, utilizing a ten mile radius from each store, the Company achieved overall comparable store sales increases during the current year third quarter in each of its three market store groups. In its small market stores, or those in market areas with populations of less than 50,000, comparable store sales increased 4.4% as compared to 4.6% in the prior year third quarter. In its mid-sized market stores, or those in market areas with populations of 50,000 to 150,000, comparable stores sales increased by 4.4% as compared to 4.5% in the prior year third quarter. In its large market stores, or those in market areas with populations greater than 150,000, comparable store sales increased 3.2% as compared to 1.7% in the prior year third quarter.

The following is a summary of the changes between the current year third quarter and the prior year third quarter in the components of cost of sales, expressed as a percent of sales:

Cost of Sales Rate Increase
Third Quarter 2006 from 2005
Increase in cost of sales under former retail method:
Merchandise cost of sales	0.6%
Buying, occupancy, and distribution expenses	0.6
Subtotal	1.2
Impact on merchandise cost of sales due to the change in accounting principle to the cost method	-

Increase in cost of sales and related buying, occupancy, and distribution expenses rate	1.2%

Gross profit is not comparable due to the different inventory accounting methods used in each period. The changes in accounting principles adopted for inventory are expected to lower gross profit in the first and third quarters, and increase gross profit in the second and fourth quarters from historical levels which were reported under the retail method. This is due to the fact that cost of sales under the historical retail method was based on an average margin realized on an entire department which was affected by the seasonal changes in the mark-up percentages of inventory on hand at the end of each quarter, while cost of sales under the cost method will represent the weighted average cost of the individual item sold. Another reason is the different approaches to the valuation of clearance inventory between the cost method and the historical retail method. The impact of the accounting changes was a $0.1 million decrease in gross profit in the current year third quarter. Gross profit before the impact of the accounting change increased 11.0% to $100.5 million for the current year third quarter from $90.7 million for the prior year third quarter. Gross profit, as a percent of sales, was 28.4% in the current year third quarter under the cost method and 29.6% in the prior year third quarter under the retail method.

The increase in the cost of sales rate of 1.2% in the current year third quarter before the change in accounting principle primarily reflects (i) Peebles aggressive new store grand opening campaigns and chain-wide promotional activities that were intended to drive their sales, but adversely impacted their gross margin rates, (ii) an increase of $1.2 million in deferred distribution handling credits associated with the Company’s seasonal inventory build, and (iii) higher store depreciation expense related to the Company’s new and relocated stores. See Note 3 to the Unaudited Condensed Consolidated Financial Statements regarding the correction of error in accounting for distribution handling credits. The combined effect of the accounting changes and the correction of an error related to deferring distribution handling credits was an increase in cost of sales of $1.3 million in the current year third quarter.

Selling, general and administrative (“SG&A”) expenses for the current year third quarter increased $16.6 million, or 22.4%, to $90.5 million from $73.9 million in the prior year third quarter. The overall increase in SG&A expenses from the prior year third quarter was primarily due to increases in store expense as a result of higher sales and increased store count, including the acquired and converted B.C. Moore stores. As a percent of sales, SG&A expenses increased to 25.6% in the current year third quarter from 24.2% in the prior year third quarter. As a rate of sales, store payroll and advertising each increased 0.3% during the current year third quarter as compared to the prior year third quarter, principally to support the grand openings of 82 new and converted stores during the quarter. The increase in the SG&A rate in the current year third quarter was also due to (i) higher SG&A expenses, as a rate of sales, for the B.C. Moore stores prior to their conversion and re-opening as Peebles stores, which, among other things, includes the fee earned by the liquidator managing operations of the stores, (ii) higher professional fees and other expenses of approximately $1.3 million associated with the Company’s inventory valuation methodology review, (iii) higher expenses of $1.0 million associated with long-term incentive equity awards, which includes the expensing of stock options that began in the current year first quarter, and (iv) increased property insurance premiums of $0.5 million due to claims activity related to last year’s hurricanes. The Company also experienced increases in the current year third quarter associated with other personnel related costs, including higher health claims and relocation costs as compared to the prior year third quarter. These increases in SG&A expenses were partially offset by reimbursements that the Company received in the current year third quarter totaling approximately $1.1 million for its hurricane related losses, and lower short-term incentive compensation expense of $0.4 million.

Store opening costs include costs related to stores opened or relocated during the current year third quarter, as well as costs associated with stores that are scheduled to be opened or relocated in subsequent months. Store opening costs in the current year third quarter of $4.0 million included costs related to the thirteen new stores opened and one store relocated during the period, as well as expenses associated with the transition and conversion of the 69 former B.C. Moore stores, which were all converted into Peebles stores during the current year third quarter. During the prior year third quarter, the Company incurred $1.3 million in store opening costs related to eleven new stores opened and the relocation of six stores.

Net interest expense was $1.3 million in the current year third quarter compared to $1.0 million in the prior year third quarter. The increase is reflective of higher average borrowings during the current year third quarter, primarily related to the B.C. Moore acquisition and store conversion activities, as well as a weighted average interest rate increase from 5.4% in the prior year third quarter to 7.2% in the current year third quarter. Interest expense is principally comprised of interest on borrowings under the Company’s Revolving Credit Facility (as defined below in “Liquidity and Capital Resources”), related letters of credit and commitment fees, amortization of debt issue costs, and interest on financing lease obligations.

The Company’s effective tax rate in 2006 is estimated to be 37.3%, resulting in income tax expense of $1.7 million in the current year third quarter. This compares to income tax expense of $5.4 million in the prior year third quarter during which its effective tax rate was 37.0%. The slight increase in the tax rate is reflective of higher state tax expenses which result from the Company commencing operations in additional states where it is exposed to a tax on income.

As a result of the foregoing, the Company had net income of $2.8 million for the current year third quarter as compared to net income of $9.1 million for the prior year third quarter.

Thirty-nine Weeks Ended October 28, 2006 Compared to Thirty-nine Weeks Ended October 29, 2005

The Company changed its method of accounting for merchandise inventories from the retail method to the cost method during the second quarter of 2006, retrospectively applied as of the beginning of 2006. In connection with the change in its method of accounting for merchandise inventories to the cost method, the Company also changed its accounting policy related to its historical treatment of distribution center costs associated with preparing inventory for sale, such as distribution payroll, benefits, occupancy, depreciation, and other direct operating expenses, and now capitalizes these related costs. Reported results for periods prior to 2006 have not been adjusted as the period-specific information required to value inventory on the cost method is not determinable. See Note 2 to the Unaudited Condensed Consolidated Financial Statements.

Sales for the thirty-nine weeks ended October 28, 2006 (“the current year”) increased 14.4% to $1,059.0 million from $925.5 million for the thirty-nine weeks ended October 29, 2005 (the “prior year”). Comparable store sales increased 3.9% in the current year as compared to a 5.3% increase in the prior year. The increase in total sales of $133.5 million was driven by the Company’s comparable store sales gain, which accounted for $34.7 million of the increase, as well as $53.5 million in sales generated by the 112 new and newly converted stores that were not in the comparable store sales base during the current year, and sales of $62.1 million contributed by the acquired B.C. Moore stores operating prior to their conversion to Peebles stores in the current year third quarter. Offsetting these sales gains somewhat was the loss of $16.8 million in sales from closed stores that were in operation during the prior year. The comparable store sales increase during the current year was primarily attributable to good demand for the Company’s seasonal and clearance merchandise assortments and strength of the energy sector economy in the related states of Texas, Oklahoma, New Mexico and Louisiana. Additionally, certain markets in Texas, Louisiana and Mississippi continued to experience strong increases in sales due to the effects of the recovery from last year’s hurricanes. The Company achieved comparable store sales increases during the current year in each of its key merchandise categories (i.e., those categories comprising greater than 5% of sales). Special sizes led the way with an 8.3% comparable store sales increase, followed by an increase in cosmetics of 7.0%, an increase in men’s of 5.4% and an increase in accessories of 5.0%. On a market population basis, utilizing a ten mile radius from each store, the Company achieved overall comparable store sales increases during the current year in each of its three market store groups. In its small market stores, or those in market areas with populations of less than 50,000, comparable store sales increased 3.4% as compared to 5.9% in the prior year. In its mid-sized market stores or those in market areas with populations of 50,000 to 150,000, comparable stores sales increased by 5.4% as compared to 5.1% in the prior year. In its large market stores, or those in market areas with populations greater than 150,000, comparable store sales increased 3.6% as compared to 3.9% in the prior year.

During the first half of the current year, the Company operated with lower than desired merchandise levels at its Peebles stores. The Company experienced learning curve issues related to the implementation of the new Peebles merchandising and warehouse management systems in early 2006. These purchase order and processing problems slowed the flow of goods during the current year first quarter, which in conjunction with insufficient planned inventory in certain categories of business, contributed to the Peebles comparable stores having lower than desired inventory levels during the first half of 2006. The Company believes comparable store sales could have been better during the first half of the current year but not for these issues. The lower rate of sales growth in the market areas with populations of less than 50,000, as shown above, is primarily reflective of the negative sales trends of Peebles comparable stores due to having lower than desired inventory levels during the first half of 2006. The Company believes that the issue of having lower than desired inventory levels was rectified during the current year third quarter.

The following is a summary of the changes between the current year and the prior year in the components of cost of sales, expressed as a percent of sales:

Cost of Sales Rate Increase YTD 2006 from 2005
Increase in cost of sales under former retail method:
Merchandise cost of sales	0.1%
Buying, occupancy, and distribution expenses	0.7
Subtotal	0.8
Increase in merchandise cost of sales due to the change in accounting principle to the cost method	1.3

Increase in cost of sales and related buying, occupancy, and distribution expenses rate	2.1%

Gross profit is not comparable due to the different inventory accounting methods used in each period. The changes in accounting principles adopted for inventory are expected to lower gross profit in the first and third quarters, and increase gross profit in the second and fourth quarters, from historical levels which were reported under the retail method. This is due to the fact that the cost of sales under the historical retail method was based on an average margin realized on an entire department, which was affected by the seasonal changes in the mark-up percentages of inventory on hand at the end of each quarter while cost of sales under the cost method will represent the weighted average cost of the individual item sold. Another reason is the different approaches to the valuation of clearance inventory between the cost method and the historical retail method. The impact of the accounting changes was a $13.8 million decrease in gross profit in the current year. Gross profit before the impact of the accounting changes increased 11.5% to $309.4 million for the current year from $277.6 million for the prior year. Gross profit, as a percent of sales, was 27.9% in the current year under the cost method as compared to 30.0% in the prior year under the retail method.

The increase in the cost of sales rate of 0.8% before the change in accounting principle was primarily attributable to higher buying, occupancy, and distribution expenses due, in part, to (i) a $1.2 million reduction of estimated obligations to landlords for contingent rent and store real estate taxes that was recorded in the second quarter of the prior year, (ii) higher store depreciation expense related to the Company’s new and relocated stores, which includes the converted B.C. Moore stores, and (iii) a $5.3 million charge to cost of sales for the correction of an accounting error related to distribution handling credits, of which $3.3 million related to prior years. See Note 3 to the Unaudited Condensed Consolidated Financial Statements for further discussion regarding the correction of this error.

SG&A expenses for the current year increased $45.2 million, or 21.0%, to $260.3 million from $215.1 million in the prior year. The overall increase in SG&A expenses from the prior year was primarily due to increases in store expenses as a result of higher sales and increased store count, including the acquired B.C. Moore stores. As a percent of sales, SG&A expenses increased to 24.6% in the current year as compared to 23.2% in the prior year. The increase in the SG&A rate of 1.4% in the current year was principally due to higher SG&A expenses, as a rate of sales, for the B.C. Moore stores prior to their conversion and re-opening as Peebles stores totaling $22.8 million, which among other things, includes the fee earned by the liquidator managing operations of the stores. The Company also experienced increases in the current year associated with utilities and other personnel related costs, including salaries and relocation costs as compared to the prior year. Increases in SG&A expenses in the current year also included (i) higher expenses of $3.0 million associated with long-term incentive equity awards, which includes the expensing of stock options that began in the current year first quarter (ii) higher professional fees and other expenses of $1.3 million associated with the Company’s inventory valuation methodology review, and (iii) increased property insurance premiums of $1.0 million due to claims activity related to last year’s hurricanes. These increases in SG&A expenses were partially offset by reimbursements that the Company received in the current year totaling approximately $3.2 million for its hurricane related losses.

Store opening costs include costs related to stores opened or relocated during the current year, as well as costs associated with stores that are scheduled to be opened or relocated in subsequent months. Store opening costs in the current year of $6.8 million included costs related to the 93 new stores opened and nine stores relocated during the period, as well as expenses associated with the transition and conversion of the 69 former B.C. Moore stores, which were all converted into Peebles stores during the current year third quarter. In the prior year, the Company incurred $3.0 million in store opening costs related to the 28 new stores opened and thirteen stores relocated.

Net interest expense was $3.5 million in the current year compared to $2.1 million in the prior year. The increase is reflective of higher average borrowings during the current year, primarily related to the B.C. Moore acquisition and store conversion activities, as well as a weighted average interest rate increase from 5.4% in the prior year to 7.5% in the current year. Interest expense is principally comprised of interest on borrowings under the Company’s Revolving Credit Facility (as defined in “Liquidity and Capital Resources”), related letters of credit and commitment fees, amortization of debt issue costs and interest on financing lease obligations.

The Company’s effective tax rate in the current year is estimated to be 37.3%, resulting in income tax expense of $9.3 million. This compares to income tax expense of $21.2 million in the prior year during which its effective tax rate was 37.0%. The slight increase in the tax rate is reflective of higher state tax expenses which result from the Company commencing operations in additional states where it is exposed to a tax on income.

As a result of the foregoing, the Company had net income of $15.7 million for the current year as compared to net income of $36.2 million for the prior year.

Seasonality and Inflation

Historically, the Company's business is seasonal and quarterly sales are traditionally lower during the first three quarters of the year (February through October) and higher during the fourth quarter of the year (November through January). The fourth quarter typically accounts for slightly more than 30% of the Company's annual sales, with the other quarters accounting for approximately 22% to 24% each. Working capital requirements fluctuate during the year and generally reach their highest levels during the third and fourth quarters. The Company does not believe that inflation had a material effect on its results of operations during the thirteen and thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively.  However, there can be no assurance that the Company's business will not be affected by inflation in the future.

Liquidity and Capital Resources

The Company's liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows, (iii) normal trade credit terms from the vendor and factor community and (iv) its Revolving Credit Facility.

The Company has a senior secured revolving credit facility (the "Revolving Credit Facility"), which matures on August 21, 2008, that provides for borrowings up to a maximum of $250.0 million. Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. The daily interest rates under the Revolving Credit Facility are determined by a prime rate or Eurodollar rate plus an applicable margin as set forth in the Revolving Credit Facility agreement. Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility. The Revolving Credit Facility supports the Company's outstanding letters of credit requirements, and is also used by the Company to provide financing for working capital, capital expenditures, and other general corporate purposes. Outstanding borrowings at October 28, 2006 under the Revolving Credit Facility were $74.3 million. Excess borrowing availability at October 28, 2006 under the Revolving Credit Facility, net of letters of credit outstanding of $20.9 million, was $154.6 million. For the thirty-nine weeks ended October 28, 2006, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 7.5% and $38.6 million, respectively.

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

The Company used $22.0 million in cash for operating activities in the current year. Net income, adjusted for non-cash expenses such as depreciation and amortization, deferred income taxes, amortization of debt issue costs, stock compensation expense, stock option income tax benefits and excess tax benefits from stock-based compensation provided cash of approximately $42.5 million. Changes in operating assets and liabilities used net cash of approximately $75.9 million, which included a $129.7 million increase in merchandise inventories due to the seasonal build of inventories as well as to support the new stores opened in the current year. Additionally, cash flows from operating activities included construction allowances from landlords of $6.9 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores, and $4.4 million from the sale of the credit card portfolio acquired during the B.C. Moore acquisition. Operating cash flows also included a decrease in other assets of $8.0 million primarily due to a decrease in receivables from landlords and merchandise vendors and prepaid merchandise costs.

On February 27, 2006, the Company acquired 100% of the common stock of privately held B.C. Moore & Sons, Incorporated primarily utilizing funds available to it under its Revolving Credit Facility. The purchase price of the acquisition was approximately $35.6 million, net of cash acquired.

During the thirty-nine weeks ended October 28, 2006, the Company purchased 574,900 shares of its common stock at a cost of approximately $17.7 million. The purchase of these shares was funded using proceeds from the exercise of employee stock options, including the tax benefits that resulted from the option exercises. At October 28, 2006, approximately $2.7 million was available to the Company for stock repurchase, the entire amount of which represents proceeds and related tax benefits from the exercise of employee stock options.

In August 2006, the remaining approximately 2.2 million outstanding warrants were exercised prior to their expiration on August 23, 2006. Proceeds from the exercise of these warrants totaled approximately $27.3 million.

The Company initiated a quarterly cash dividend of 2.5 cents per share during 2005 and increased the quarterly cash dividend to 5.0 cents per share during the current year second quarter. Dividend payments through the current year third quarter totaled $3.4 million. While the Company expects to continue payment of quarterly dividends, the declaration and payment of future dividends by the Company are subject to the discretion of the Board. Any future determination to pay dividends will depend on the Company’s results of operations and financial condition, as well as meeting certain criteria under its Revolving Credit Facility and other factors deemed relevant by the Board.

Management currently estimates capital expenditures in 2006, net of construction allowances to be received from landlords, will be approximately $70 million. The expenditures will be for the opening of 39 new organic stores, remodels and relocations of existing stores and expenditures related to the remodeling of 69 of the acquired B.C. Moore stores. Capacity will also be increased at the Jacksonville, Texas distribution facility to support future store growth by adding to existing sortation and other related equipment. Year-to-date capital expenditures were $51.4 million in the current year as compared to $58.5 million in the prior year. The Company opened 93 new stores and relocated nine stores in the current year as compared to 28 stores opened and thirteen stores relocated in the prior year. The Company received construction allowances from landlords of $6.9 million in the current year to fund a portion of the capital expenditures related to store leasehold improvements in new and relocated stores, while $9.6 million was received from landlords in the prior year. These funds have been recorded as a deferred rent credit in the balance sheet and will be recorded as an offset to rent expense over the lease term commencing with the date the allowances were earned.

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

Borrowings under the Company’s Revolving Credit Facility bear a floating rate of interest. As of October 28, 2006, there were $74.3 million outstanding borrowings under the Company's Revolving Credit Facility. A hypothetical 10% change in interest rates from the October 28, 2006 levels would have an approximate $0.6 million effect on the Company's results of operations and cash flows.

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

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of October 28, 2006.

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

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  There were no changes in the Company’s internal control over financial reporting during the quarter ended October 28, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

During the fiscal quarter ended October 28, 2006, the Company did not have any material legal proceedings brought against it, its subsidiaries or their properties.

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

STAGE STORES, INC.

November 29, 2006	/s/ James R. Scarborough
(Date)	James R. Scarborough
Chief Executive Officer
(Principal Executive Officer)

November 29, 2006	/s/ Michael E. McCreery
(Date)	Michael E. McCreery
Executive Vice President, Chief Financial
Officer and Corporate Secretary
(Principal Financial and Accounting Officer)