Form 10-K
period 2007-02-03
STAGE STORES INC
filed 2007-04-03
CIK 6885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2007

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
Yes ☐ No ☑

As of July 29, 2006 (the last business day of the registrant's most recently completed second quarter), the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant was $784,953,097 (based upon the closing price of the registrant’s common stock as reported by the New York Stock Exchange on July 28, 2006).

 As of March 29, 2007, there were 43,412,330 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders to be held on June 7, 2007 (the "Proxy Statement") are incorporated by reference into Part II and Part III of this Form 10-K.

PART I

References to a particular year are to the Stage Stores, Inc.’s fiscal year, which is the 52 or 53 week period ending on the Saturday closest to January 31st of the following calendar year.  For example, a reference to "2004" is a reference to the fiscal year ended January 29, 2005, “2005” is a reference to the fiscal year ended January 28, 2006,  a reference to "2006" is a reference to the fiscal year ending February 3, 2007, and a reference to “2007” is a reference to the fiscal year ending February 2, 2008.   2004 and 2005 consisted of 52 weeks while 2006 consisted of 53 weeks and 2007 will consist of 52 weeks.

PART I

ITEM 1.    BUSINESS

Overview

Stage Stores, Inc. (the “Company” or “Stage Stores”) is a Houston, Texas-based regional, specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family.  As of February 3, 2007, the Company operated 655 stores located in 33 states.  The Company operates under the Stage, Bealls and Palais Royal names throughout the South Central states, and under the Peebles name throughout the Mid-Atlantic, Southeastern, Midwestern and New England states. With an average store size of approximately 18,500 selling square feet, the Company's principal focus is on consumers in small and mid-size markets which the Company believes are under-served and less competitive.  Utilizing a ten mile radius from each store, approximately 67% of the Company's stores are located in small towns and communities with populations below 50,000 people, while an additional 19% of the Company's stores are located in mid-sized communities with populations between 50,000 and 150,000 people. The remaining 14% of the Company's stores are located in metropolitan areas, such as Houston and San Antonio, Texas.  The Company believes that it is able to differentiate itself from the competition in the small and mid-size communities in which it operates by offering consumers access to basic as well as fashionable, brand name merchandise not typically carried by other retailers in the same market area.  In the highly competitive metropolitan markets in which it operates, the Company competes against other national department store chains, which similarly offer moderately priced, brand name and private label merchandise.  As a way of differentiating itself from the competition in these larger metropolitan markets, the Company offers consumers a high level of customer service in convenient locations.

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

On November 4, 2003, the Company redeployed the proceeds from the sale of its private label credit card portfolio and acquired Peebles Inc. (“Peebles”), which at the time was a privately held, similarly focused retail company headquartered in South Hill, Virginia (the "Peebles Acquisition"), which then operated 136 stores in seventeen Mid-Atlantic, Southeastern and Midwestern states under the Peebles name.  The purchase price for Peebles was $174.6 million, including acquisition costs and net of cash acquired and debt assumed.  The Peebles Acquisition has been accounted for under the purchase method of accounting, and accordingly, the results of operations of Peebles have been included in the Company's consolidated financial statements from the date of acquisition.  In order to maximize the potential of the Peebles Acquisition, the Company has maintained what it believes is the highly recognizable Peebles name on the stores.  With the addition of Peebles, the Company believes that it has strengthened its position as one of the leading retailers of branded family apparel in small town America.  The Company further believes that the Peebles Acquisition creates new opportunities for unit growth and geographical expansion and improves its competitive position.

On February 27, 2006, the Company acquired privately held B.C. Moore & Sons, Incorporated (“B.C. Moore”).  In purchasing B.C. Moore, the Company acquired 78 retail locations, which are located in small markets throughout Alabama, Georgia, North Carolina and South Carolina (the “B.C. Moore Acquisition”, and collectively with the Peebles Acquisition, the “Acquisitions”).  The Company successfully completed the conversion of 69 of the acquired stores to its Peebles name and format in 2006. The remaining nine non-converted locations were closed.  The B.C. Moore Acquisition expands and strengthens the Company’s position in the Southeastern United States, and is consistent with its corporate strategy of increasing the concentration of its store base into smaller markets.

Operations

Stores. As of February 3, 2007, the Company operated 655 stores located in 33 states.  The Company operates under the Stage, Bealls and Palais Royal names throughout the South Central states, and under the Peebles name throughout the Mid-Atlantic, Southeastern, Midwestern and New England states.  Although the Company's stores may be operated under any one of its four names, depending on the geographical market, the Company operates the vast majority of its stores under one concept and one strategy.  Utilizing a ten mile radius from each store, approximately 67% of the Company's stores are located in small towns and communities with populations below 50,000 people, while an additional 19% of the Company's stores are located in mid-sized communities with populations between 50,000 and 150,000 people.  The remaining 14% of the Company's stores are located in metropolitan areas, such as Houston and San Antonio, Texas.

In targeting small and mid-size markets, the Company has developed a store format, which is smaller than typical department stores yet large enough to offer a well edited, but broad selection of merchandise.  With an average store size of approximately 18,500 selling square feet, approximately 80% of the Company's stores are located in strip shopping centers in which they are typically one of the anchor stores.  In addition, 14% of the Company's stores are located in local or regional shopping malls, while the remaining 6% are located in either free standing or downtown buildings.  The Company attempts to locate its stores by, or in the vicinity of, other tenants that it believes will help attract additional foot traffic to the area, such as grocery stores, drug stores or major discount stores such as Wal-Mart.

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

Expansion Strategy.  The cornerstone of the Company's growth strategy continues to be to identify locations in small and mid-size markets that meet its demographic, competitive and profitability criteria.  The Company believes that the long-term potential of its smaller markets is positive and wants to be well positioned in these markets with locations that are convenient to its customers.  During 2006, the Company opened a total of 108 stores.  Sixty-nine of the 2006 openings were converted B.C. Moore stores. Thirty-five of the 2006 openings were organic stores and included the Company’s entry into the states of Massachusetts and Michigan.  Three of the stores were re-openings of stores that the Company closed in 2005 due to damage they sustained from Hurricane Rita, and the final store was a reopening, in a new location, of a store that was also closed in 2005.

The number of new stores opened by state in 2006 was as follows:

State	Number of Stores
Alabama	12
Arizona	2
Colorado	1
Georgia	26
Indiana	1
Kentucky	1
Louisiana	1
Massachusetts	1
Michigan	4
Mississippi	2
New Jersey	1
New York	3
North Carolina	11
Ohio	2
Pennsylvania	6
South Carolina	25
Tennessee	1
Texas	6
Vermont	1
Virginia	1
108

The Company believes that there are sufficient opportunities in small and mid-size markets to continue with its new store growth into the foreseeable future, and that it is well positioned to capitalize on those opportunities. During 2007, the Company anticipates opening approximately 45 new stores.  It anticipates increasing the number of new store openings to approximately 70 per year beginning in 2008.  The actual number of stores opened will be dependent upon the availability of suitable locations and prevailing business conditions.

To support its store growth, the Company increased the productivity and processing capacity of its South Hill, Virginia distribution center in 2005 with the addition of new sortation equipment and a new warehouse management system.  The Company has also initiated a site selection process for a third distribution center to support its planned geographic expansion of its store base and accelerated square footage growth plans, with an expected start-up in mid-2008.

Expansion, Relocation and Remodeling.  In addition to opening new stores, the Company has continued to invest in the expansion, relocation and remodeling of its existing stores.  The Company believes that remodeling keeps its stores looking fresh and up-to-date, which enhances its customers' shopping experience and helps maintain and improve its market share in those market areas.  Store remodeling projects can range from updating and improving in-store lighting, fixtures, wall merchandising and signage, to more extensive expansion projects.  Relocations improve the stores’ site selection and helps them capitalize on incremental sales potential. During 2006, the Company completed nine relocations, three expansions and seven remodels of stores and expects to complete between 22 and 26 expansions and relocations and 10 remodels of stores during 2007.

Store Closures. The Company closed three locations during 2006. The Company periodically reviews the trend of individual store performance and will close a store if the expected store performance does not support the required investment of capital at that location.

Store Operations. For span-of-control purposes, the Company's stores are divided into distinct regions and districts.  There are currently seven regions.  Within these seven regions, there are currently a total of 48 districts.  The number of stores that each District Manager oversees depends on their proximity to each other and generally varies from a low of nine stores to a high of 16 stores.  Each store is managed by a team consisting of a Manager and a number of Assistant Managers, which is dependent on the size of the store.  The selling floor staff within each store consists of both full-time and part-time associates, with temporary associates added during peak selling seasons.  The Company believes that this structure provides an appropriate level of oversight, management and control over its store operations.

Customer Service. A primary corporate objective is to provide exceptional customer service through conveniently located stores staffed with well-trained and motivated sales associates.  In order to ensure consistency of execution, each sales associate is evaluated based on the attainment of specific customer service standards, such as offering prompt and knowledgeable assistance, suggesting complementary items, helping customers open private label credit card accounts and establishing consistent contact with customers to facilitate repeat business.  The Company monitors the quality of its service by utilizing "secret shoppers".  The results of these customer surveys are shared and discussed with the appropriate sales associates so that excellent service can be recognized and, conversely, counseling can be used if improvements are needed.  To further reinforce the Company's focus on customer service, the Company has various programs in place to recognize associates for providing outstanding customer service.  The Company further extends its service philosophy through the design of its stores, as discussed above, and in most locations by locating the Store Manager on the selling floor to increase accessibility to customers.

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

Merchandising Strategy.  The Company's merchandising strategy focuses on matching merchandise assortments and offerings with customers' aspirations for fashionable, quality brand name apparel.  Further, care is given to avoid duplication and to ensure in-stock position on size and color in all merchandise selections.  The Company offers a well edited selection of moderately priced, branded merchandise within distinct merchandise categories, such as women's, men's and children's apparel, as well as accessories, cosmetics and footwear.  The merchandise selection ranges from basics, including denim, underwear and foundations, to more upscale and fashionable clothing offerings.  Merchandise mix may also vary from store to store to accommodate differing demographic factors.  Approximately 86% of sales consist of nationally recognized brands such as Levi Strauss, Nike, Tommy Hilfiger, Liz Claiborne, Calvin Klein, Chaps, Polo Jeanswear, Estee Lauder, Clinique, Elizabeth Arden, Nautica, K-Swiss, Reebok and New Balance, while the remaining 14% of sales consist of the Company’s private label merchandise.  The Company's private label portfolio includes twenty-one brands, which are developed and sourced through its membership in Associated Merchandising Corporation and Li-Fung Cooperative Buying Services, as well as through contracts with third party vendors.  The Company's private label brands offer quality merchandise and excellent value.  The Company expects to expand its private label business over time to approximately 18% of sales.  The Company’s top 100 vendors currently account for approximately 47% of annual sales.  Merchandise purchased from Associated Merchandising Corporation represented approximately 5% of the Company’s 2006 and 2005 sales.  The Company's merchandising activities are conducted from its corporate headquarters in Houston, Texas for its Bealls, Palais Royal and Stage locations, and from its South Hill, Virginia administrative offices for its Peebles locations.

In January 2007, the Company announced certain strategic initiatives that it will be undertaking in its women’s plus sizes, footwear and cosmetics areas.  The Company believes that these initiatives will lead to increased sales in these categories of business.  In its plus sizes business, the Company plans to drive additional growth through further improvement, expansion and enhancement of the merchandise mix and product selection, supported by expanded selling floor space.  In its footwear business, the Company plans to grow sales through improved breadth of style and brand selections for family footwear.  In its cosmetics business, the Company plans to increase sales through the continued roll-out of desired treatment products from suppliers such as Estee Lauder, Clinique and Lancome.  In addition to these strategic initiatives, the Company plans to develop a tool which will help it maximize the generation of sales and gross margin per square foot by better allocating selling square footage among its various categories of business.

The following table sets forth the distribution of net sales between the Company's various merchandise categories, which was the same for  both 2006 and 2005:

Department	% of Sales

Men's/Young Men's	19%
Misses Sportswear	17
Children's	12
Footwear	12
Junior Sportswear	9
Accessories	8
Cosmetics	6
Special Sizes	6
Dresses	4
Intimates	3
Home & Gifts	3
Outerwear, Swimwear and Other	1
100%

Marketing Strategy. The Company's primary target customers are women who are 25 and older with annual household incomes of over $35,000 who the Company believes are the primary decision makers for their family’s clothing purchases.  The Company's broad based marketing strategy is designed to establish brand loyalty, convenience and promotional positioning.  The Company uses a multi-media advertising approach, including newspapers, direct mail, radio and television, to position its stores as the local destination for basic and fashionable moderately priced brand name merchandise.  In addition, the Company promotes its private label credit card and attempts to create strong customer loyalty through continuous one-on-one communication with its core private label credit card holders.  The Company's best private label credit card customers are recognized and rewarded through its VIP credit card program, as discussed below, that creates greater customer retention and promotes increased purchasing activity.  In addition to the information gathered from its private label credit card customers, the Company is able to capture data on selected check, debit and other third party credit card customers and incorporate this data into its marketing and merchandising programs.  The Company currently captures customer data on approximately 54% of its sales.  To complement its marketing efforts, the Company encourages local store involvement in local community activities.

One of the Company’s ongoing strategic initiatives is to try to increase sales at its Peebles stores by $5.00 per selling square foot per year through, among other things, proper inventory levels supported by proven marketing and sales promotion programs.  This initiative was undertaken in 2005 and the Company successfully met its goal during that year.  In 2006, the Company’s sales per square foot growth goal at its Peebles stores was not met as a result of their negative comparable store sales during the first half of the year due to these stores operating with lower than desired inventory levels throughout that period (see Management’s Discussion and Analysis in Part II, Item 7).  In the second half of 2006, the issue was rectified and the Company expects to be back on track with this initiative in 2007.

Private Label Credit Card. The Company considers its private label credit card program to be an important component of its retailing concept because it (i) enhances customer loyalty, (ii) allows the Company to identify and regularly contact its best customers and (iii) creates a comprehensive database that enables the Company to implement detailed, segmented marketing and merchandising strategies for each store.  Frequent private label credit card users, through the Company's VIP credit card program, enjoy an increasing array of benefits.  The Company's most active charge customers are awarded a bronze, silver or gold VIP card based on their level of annual purchases.  Depending on their level, holders of these cards receive such benefits as discounted or free gift-wrapping, special promotional discounts and invitations to private "VIP Only" sales.  In addition, new holders of the Company's credit card receive a 10% discount the first time they use their new card.  To encourage associates to focus on getting customers to open new Company credit card accounts, the Company provides increasing incentive award payments based on the number of new private label credit card accounts activated.  The penetration rate for the Company's private label credit card was approximately  31% and 32% of net sales in 2006 and 2005, respectively.

Merchandise Distribution.  The Company currently distributes all merchandise to its stores through its two distribution centers, which are located in Jacksonville, Texas, and South Hill, Virginia.  The Company's Jacksonville distribution center has 435,000 square feet of processing area and currently services all of the Company’s Bealls, Palais Royal, and Stage stores and approximately 100 of the westernmost Peebles stores.  The Company's South Hill distribution center, which has 162,240 square feet of processing area, currently serves the Company’s remaining Peebles stores. As a result of the Jacksonville distribution center servicing the Peebles’ western market stores, this has provided additional capacity for the South Hill distribution center to support planned new growth in the Peebles’ eastern markets.

Incoming merchandise received at the distribution centers is inspected for quality control purposes.  The Company has formal guidelines for vendors with respect to shipping, receiving and invoicing for merchandise.  Vendors that do not comply with the guidelines are charged specified fees depending upon the degree of non-compliance.  These fees are intended to be a deterrent to non-compliance, as well as to offset higher costs associated with the processing of such merchandise.

The Company’s two distribution centers are equipped with modern sortation equipment to support distribution of quantities to meet specific store needs.  The same merchandising and warehouse management systems are used at all corporate and distribution center locations which allows support of stores by either distribution center.  The configurations of the distribution centers permit daily shipments to stores with the majority of stores receiving merchandise within one day of shipment from the distribution centers.   The Company utilizes a third party contract carrier to deliver merchandise from both of its Jacksonville and South Hill facilities to its stores.

The Company believes that, due to its accelerated unit, geographic and square footage growth plans, it will be necessary to open a third distribution center in the near future.  As a result, the Company has initiated a site selection process to identify the optimum location for this new facility, with an expected start-up in mid-2008.  The Company believes that it will spend approximately $4.1 million in 2007 on its new distribution center, with additional expenditures of $7.5 - $12.0 million in 2008.  The Company currently plans on leasing a facility with approximately 150,000 – 200,000 square feet, which would be capable of supporting approximately 300 stores.  With this additional processing and distribution capacity, the Company will be able to supply merchandise to over 1,100 stores located in markets all across the country.

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

The Company replaced the “legacy” Peebles merchandise management system previously used in South Hill with the Retek merchandise management system used in Houston at the end of 2005.   In addition, the Company is implementing a new inventory planning and allocation system, which is expected to be functional in late 2007.  This system  is expected to assist in optimizing product assortments on a store-by-store basis with greater accuracy to enhance sales and earnings potential.  The initial impact and benefits are expected to begin in the first quarter of 2008.

Employees. At February 3, 2007, the Company employed a total of 14,608 employees broken down as follows:

	Hourly	Salaried	Total

Stores	12,042	1,084	13,126
Administrative offices	273	637	910
Distribution centers	532	40	572

Total	12,847	1,761	14,608

Employee levels will vary during the year as the Company traditionally hires additional employees and increases the hours of part-time employees during peak seasonal selling periods.  There are no collective bargaining agreements in effect with respect to any of the Company's employees.  The Company believes that it maintains a good relationship with its employees.

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

Trademarks.  The Company regards its trademarks and their protection as important to its success.  In addition to the Bealls, Palais Royal, Peebles and Stage trademarks, the United States Patent and Trademark Office (the “USPTO”) has issued federal registrations to the Company for the following trademarks:  Absolutely Active, Cape Classic, Cape Classic LTD, Casual Options, Graphite, Hannah, Hidden Fantasies, Meherrin River Outfitters, Private Expressions, Signature Studio, Sun River Clothing Co., Sun River Footwear, Rebecca Malone, Specialty Kids, Specialty Girl, Whispers, Miss Becky, Croft Classics, Croft’s, Pebblebrook, and Thomas & Ashemore.  The Company has also filed applications with the USPTO seeking federal registrations for the following trademarks: Specialty Baby, Rebecca Malone Bath & Body and Design, On Stage and Whispers Bath & Body.

ITEM 1A.    RISK FACTORS

Forward Looking Statements

Certain statements in this Form 10-K contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements.  These factors include, but are not limited to, the ability of the Company and its subsidiaries to maintain normal trade terms with vendors, the ability of the Company and its subsidiaries to comply with the various covenant requirements contained in the Company's Revolving Credit Facility, the demand for apparel and other factors.  The demand for apparel and sales volume can be affected by significant changes in economic conditions, including an economic downturn, employment levels in the Company’s markets, consumer confidence, energy and gasoline prices, and other factors influencing discretionary consumer spending.  Other factors affecting the demand for apparel and sales volume include unusual weather patterns, an increase in the level of competition in the Company's market areas, competitors' marketing strategies, changes in fashion trends, changes in the average cost of merchandise purchased for resale, availability of product on normal payment terms and the failure to achieve the expected results of the Company's merchandising and marketing plans as well as its store opening plans.  The occurrence of any of the above could have a material and adverse impact on the Company's operating results.  Most of these factors are difficult to predict accurately and are generally beyond the Company's control.  Readers should consider the areas of risk described in connection with any forward-looking statements that may be made in this Form 10-K.  Readers should carefully review the Form 10-K in its entirety, including but not limited to the Company's financial statements and the notes thereto and the risks described in this Item 1A.  Except for the Company's ongoing obligations to disclose material information under the Federal securities laws, the Company undertakes no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.  For any forward-looking statements contained in any document, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

War, acts of terrorism, public health issues and natural disasters may create uncertainty and may result in reduced revenues.  The Company cannot predict, with any degree of certainty, what effect, if any, war, acts of terrorism, public health issues and natural disasters, if any, will have on the Company, its operations, the other risk factors discussed herein and the forward-looking statements made by the Company in this Annual Report on Form 10-K.  However, the consequences of these events could have a material and adverse effect on the Company's business, financial condition and cash flows.

Government laws and regulations could adversely impact the Company’s business, financial condition and cash flows.  The Company, like other businesses, is subject to various federal, state and local government laws and regulations including, but not limited to, tax laws, which may be changed from time to time in response to economic or political conditions. The Company cannot predict whether existing laws or regulations, as currently interpreted or as reinterpreted in the future, or future laws and regulations, could materially and adversely affect the results of its operations, financial condition and cash flows.

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

A disruption of the Company’s information technology systems could have a material adverse impact on the Company’s business and financial condition. The Company is heavily dependent on its information technology systems for day to day business operations.  In addition, as part of the Company's normal course of business, it collects processes and retains sensitive and confidential customer information. Today’s information technology risks are largely external and their consequences affect the entire Company.  Potential risks include, but are not limited to, the following: (i) an intrusion by a hacker, (ii) the introduction of malware (virus, Trojan, spyware), (iii) hardware failure, (iv) outages due to software defects, and (v) human error.  Although the Company runs anti-virus and anti-spyware software and take other steps to ensure that its information technology systems will not be disabled or otherwise disrupted, there can be no assurances that disruptions will not occur. The consequences of a disruption, depending on the severity, could have a material adverse affect on the Company’s business and financial condition and could expose the Company to civil, regulatory and industry actions and possible judgments, fees and fines.  In addition, any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information could severely damage the Company’s reputation, expose it to the risks of legal proceedings, disrupt its operations and otherwise adversely affect the Company’s business and financial condition.

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

Any devaluation of the Mexican peso, or imposition of restrictions on the access of citizens of Mexico to the Company’s stores, could adversely impact the Company’s business and financial condition. Approximately 4% of the Company’s stores are located in cities that either border Mexico or that the Company considers to be in close proximity to Mexico.  The Company estimates that approximately 8% of its 2006 sales were derived from these stores.  While purchases in these stores are made in United States dollars, a devaluation of the Mexican peso could negatively affect the exchange rate between the peso and the dollar, which would result in reduced purchasing power on the part of the Company’s customers who are citizens of Mexico.  In that event, revenues attributable to these stores could be reduced.  In addition, due to global uncertainties, including threats or acts of terrorism, it is possible that tighter restrictions may be imposed by the Federal government on the ability of citizens of Mexico to cross the border into the United States.  In that case, revenues attributable to the Company’s stores regularly frequented by citizens of Mexico could be reduced.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The Company's corporate headquarters are located in a leased 130,000 square foot building in Houston, Texas, while it owns the 28,000 square foot Peebles office building located in South Hill, Virginia.  The Company also owns its distribution centers in Jacksonville, Texas and South Hill, Virginia.

At February 3, 2007, the Company operated 655 stores, located in 33 states, as follows:

State	Number of Stores
Alabama	21
Arizona	7
Arkansas	19
Colorado	2
Connecticut	1
Delaware	3
Florida	2
Georgia	28
Illinois	2
Indiana	7
Iowa	1
Kansas	6
Kentucky	16
Louisiana	50
Maryland	7
Massachusetts	1
Michigan	4
Mississippi	14
Missouri	13
New Hampshire	1
New Jersey	6
New Mexico	19
New York	8
North Carolina	26
Ohio	20
Oklahoma	33
Pennsylvania	19
South Carolina	28
Tennessee	19
Texas	227
Vermont	4
Virginia	33
West Virginia	8

Total	655

Stores range in size from approximately 5,100 to 52,000 selling square feet, with the average being approximately 18,500 selling square feet.  The Company's stores are primarily located in strip shopping centers.  The majority of leases provide for a base rent plus payments for expenses incurred by the landlord, such as common area maintenance and insurance.  Certain leases provide for contingent rents that are not measurable at inception.  These contingent rents are primarily based on a percentage of sales that are in excess of a predetermined level.  The Company leases all but three of its stores.

ITEM 3.    LEGAL PROCEEDINGS

On August 16, 2006, the Company announced that it had decided to delay the release of its second quarter results pending the completion of an internal review of its inventory valuation methodology.

On October 24, 2006, the Company reported that it had completed its review of the Company’s inventory valuation methodology. Based upon this review process, and with the concurrence of the Audit Committee of the Company’s Board of Directors, the Company concluded that its historical use of the retail method of inventory valuation (the “retail method”) that had been used in reporting results of operations during and for periods preceding fiscal 2005 was acceptable, and that, other than an immaterial error related to historical accounting for credits received from vendors for handling charges at the Company’s distribution centers, which the Company corrected in the second quarter of 2006, no errors had occurred in previously issued financial statements. Therefore, no restatements of the Company’s previously issued financial statements for 2005 or earlier years were required. However, as described in Note 2 to the Consolidated Financial Statements, and as also reported in its October 24, 2006 press release, the Company changed its method of accounting for merchandise inventories from the retail method to the weighted average cost method (the “cost method”) effective with the beginning of 2006.

On August 21, 2006, the Company received a letter from the staff of the SEC’s Division of Enforcement (the “Staff”) indicating that it was conducting a non-public inquiry concerning the Company’s internal review of its historical inventory accounting practices referenced in its August 16, 2006 press release. Following the October 24, 2006 announcement, the Company provided the Staff with requested materials regarding its internal review. On January 31, 2007, the Company received a second letter from the Staff seeking additional information related to the Company's previously announced review. The Company has responded to this and subsequent requests and continues to fully cooperate with the Staff. The Staff has informed the Company that the informal inquiry should not be construed as an indication by the SEC or the Staff that any violation of law has occurred.

Although the Company cannot predict the outcome of this matter, it does not expect that this informal inquiry will have a material adverse effect on its previously reported consolidated financial condition or results of operations.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended February 3, 2007.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Prior to March 16, 2006, the principal market for the Company's common stock was the NASDAQ National Market, where it traded under the symbol "STGS".  On March 16, 2006, the Company began trading on the New York Stock Exchange under the symbol “SSI.”  The following table sets forth the high and low sales prices per share of the Company's common stock for each quarter in 2006 and 2005 as reported on the NASDAQ National Market prior to March 16, 2006 and the New York Stock Exchange since that date:

	Common Stock Market Price *
2006	High	Low

First Quarter	$20.73	$18.14
Second Quarter	22.54	19.10
Third Quarter	22.42	17.06
Fourth Quarter	23.36	19.75

2005
First Quarter	$18.38	$16.39
Second Quarter	21.38	16.55
Third Quarter	20.51	15.79
Fourth Quarter	21.59	17.74

* Stock prices are restated to reflect the impact of the Company’s 3-for-2 stock splits which were paid in the form of a stock dividend on August 19, 2005 and January 31, 2007.

Holders

As of March 29, 2007, there were 535 holders of record of the Company’s common stock.

Dividends

The Company initiated a quarterly cash dividend of $0.017 per share during the third quarter of 2005 and during the second quarter of 2006 the Company increased its quarterly cash dividend to $0.033 per share. Dividend payments during 2006 totaled $4.9 million.  On March 2, 2007, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share on the Company's common stock.  While the Company expects to continue payment of quarterly dividends, the declaration and payment of future dividends by the Company are subject to the discretion of the Board.  Any future determination to pay dividends will depend on the Company's results of operations and financial condition, as well as meeting certain criteria under its Revolving Credit Facility (as defined in Liquidity and Capital Resources) and other factors deemed relevant by the Board.

Securities Authorized For Issuance Under Equity Compensation Plans

Information regarding equity compensation plans under “Securities Authorized For Issuance Under Equity Compensation Plans” in the Proxy Statement is incorporated herein by reference.

Stock Price Performance Graph

The annual changes for the period shown in the following graph are based on the assumption that $100 had been invested in Stage Stores stock, the S&P 500 Stock Index and the S&P 500 Retail Index on February 1, 2002 and that all quarterly dividends were reinvested at the average of the closing prices at the beginning and end of the quarter.  The total cumulative dollar returns shown on the graph represent the value that such investments would have had on February 2, 2007 (the last trading date in fiscal 2006).  The calculations exclude trading commissions and taxes.

Date	Stage Stores, Inc.	S&P 500 Index	S&P 500 Retail Index

2/1/2002	$100.00	$100.00	$100.00
1/31/2003	$67.17	$76.25	$71.53
1/30/2004	$119.91	$100.80	$106.11
1/28/2005	$143.26	$104.38	$120.92
1/27/2006	$165.62	$114.39	$130.40
2/2/2007	$186.72	$129.07	$148.62

Stock Repurchase Program

Prior to January 5, 2007, the Company’s Board of Directors had approved various stock repurchase programs, all of  which have been completed.   On January 5, 2007, the Company’s Board of Directors approved an additional stock repurchase program authorizing the Company to repurchase up to $50.0 million of its outstanding common stock (the “2007 Stock Repurchase Program”), of which approximately $46.2 million remained available for repurchase as of February 3, 2007. Under these programs additional amounts of outstanding common stock could be repurchased using proceeds of the exercise of employee stock options.  At February 3, 2007, approximately $7.9 million was available to the Company for stock repurchases with proceeds from the exercise of employee stock options.

The following is a summary of repurchase activity completed under the various repurchase programs through February 3, 2007 (in thousands):

Stock Repurchase Programs	Date Approved	Date Completed	Amount	Shares Repurchased (1)

2002 Stock Repurchase Programs	July 29, 2002 & September 19, 2002	February 1, 2003	$25,000	2,586
2003 Stock Repurchase Program	October 1, 2003	May 25, 2004	50,000	3,116
2005 Stock Repurchase Program	July 5, 2005	October 29, 2005	30,000	1,686
2007 Stock Repurchase Program	January 5, 2007	Active	3,773	174
			108,773	7,562
Stock repurchases using proceeds from the exercise of employee stock options			56,210	3,146

	Total		$164,983	10,708

(1)  Shares repurchased are restated to reflect the impact of the 3-for-2 stock splits on August 19, 2005 and January 31, 2007.

The following table is a summary of repurchase activity during the fourth quarter of 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 29, 2006 to November 25, 2006	-	$-	-	$6,474,262

November 26, 2006 to December 30, 2006	-	$-	-	$7,126,906

December 31, 2006 to February 3, 2007	174,274	$21.65	174,274	$54,168,709
Total	174,274	$21.65	174,274

ITEM 6.    SELECTED FINANCIAL DATA

The following sets forth selected consolidated financial data for the periods indicated.  The selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements included herein.  All amounts are stated in thousands, except for per share data and number of stores.
	Fiscal Year
	2002	2003 (1)		2004	2005	2006 (1)(2)
Statement of operations data:
Net sales	$875,557	$972,212		$1,243,851	$1,344,100	$1,550,180
Cost of sales and related buying, occupancy and distribution expenses	611,293	694,055		884,291	952,680	1,096,693

Gross profit	264,264	278,157		359,560	391,420	453,487
Selling, general and administrative expenses	176,202	200,713		274,265	296,543	352,870
Store opening costs	1,271	3,068		2,172	3,210	7,825
Interest, net	1,777	2,509		2,515	2,958	5,011
Gain on sale of private label credit card portfolio, net	-	(12,218)		-	-	-

Income before income tax expense	85,014	84,085		80,608	88,709	87,781
Income tax expense	31,455	30,691		29,220	32,822	32,479

Net income	$53,559	$53,394		$51,388	$55,887	$55,302

Basic earnings per common share (3)	$1.22	$1.25		$1.25	$1.38	$1.33
Basic weighted average common shares (3) outstanding	43,988	42,757		41,136	40,569	41,559

Diluted earnings per common share (3)	$1.14	$1.18		$1.15	$1.27	$1.25
Diluted weighted average common shares (3)outstanding	47,158	45,413		44,763	44,040	44,111

Margin and other data:
Gross profit margin (4)	30.2%	28.6%		28.9%	29.1%	29.3%
Selling, general and administrative expense rate (5)	20.1%	20.6%		22.0%	22.1%	22.8%
Capital expenditures	$47,880	$46,432		$47,890	$75,168	$71,914
Construction allowances from landlords	3,908	9,488		3,104	13,302	8,946
Stock repurchases	25,461	7,666		61,701	48,687	21,579
Proceeds from exercise of stock options and warrants,including tax benefit	1,537	10,393		20,437	15,498	45,359
Cash dividends per share	-	-		-	0.03	0.12

Store data:
Comparable store sales growth (6)	1.6%	(4.1%)		2.5%	5.4%	3.5%	(2)
Store openings	14	170	(7)	22	36	108	(8)
Store closings	2	6		11	15	3
Number of stores open at end of period	354	518		529	550	655
Total selling area square footage at end of period	6,079	9,914		10,001	10,377	12,124

	February 1, 2003	January 31, 2004	January 29, 2005	January 28, 2006	February 3, 2007
Balance sheet data (at end of period)
Working capital	$273,486	$230,538	$225,161	$222,510	$253,668
Total assets	534,136	669,091	686,999	731,653	824,986
Debt obligations	882	13,119	3,178	3,053	16,614
Stockholders' equity	411,006	470,338	481,273	501,832	571,408

___________________________________________________________

(1)
The financial results of Peebles and B.C. Moore have been included in the Company's consolidated financial statements from November 2, 2003 and February 26, 2006, respectively, the effective dates of the Acquisitions for accounting purposes.

(2)	Fiscal year 2006 includes 53 weeks. Comparable store sales growth for 2006 has been determined based on a comparable 52-week period.

(3)
 The share and per share information for all periods presented  have been restated to reflect the 3-for-2 stock splits which   were paid in the form of a stock dividend on August 19, 2005 and January 31, 2007.

(4)
Depreciation expense associated with store locations, information systems and the distribution centers are included as a component of cost of sales.  Depreciation expense included in cost of sales as a rate of sales was 1.1%, 1.5%, 2.1%, 2.1% and 2.2% in the years 2002, 2003, 2004, 2005 and 2006, respectively.  The increase in depreciation expense over this period as a rate of sales is the result of the (i) Peebles Acquisition on November 4, 2003 with the associated increase in depreciable assets, (ii) B.C. Moore Acquisition on February 27, 2006 with the associated increase in depreciable assets, (iii) capital expenditures since the Company’s emergence from bankruptcy in 2001 and (iv) the relatively low depreciation basis of fixed assets associated with the stores which were open at the time of emergence from bankruptcy in 2001 due to the application of fresh-start reporting.

(5)
SG&A expenses in fiscal years 2002 and 2003 included, as an offset to selling, general and administrative expenses, the net income contribution from the Stage private label credit card portfolio prior to its sale on September 12, 2003, which included service charge and late fee income, operating expenses incurred by the Company in origination of credit, customer service and collection activities, interest expense on securitization facility borrowings and certain other items (collectively “Net Credit Income”).  Net Credit Income in fiscal years 2002 and 2003 was 2.2% and 1.4% of sales, respectively.

SG&A expense in 2006 increased as a rate of sales primarily due to the higher SG&A expenses, as a rate of sales, for the B.C. Moore stores prior to their conversion and re-opening as Peebles stores totaling $22.8 million, which among other things, included the fee earned by the liquidator that managed operations of the stores during this period.

(6)
Comparable store sales growth is based on sales growth for those stores which have been opened at least fourteen months prior to the reporting period.  These results do not include comparable store performance of stores acquired in the Acquisitions prior to the date of the Acquisitions.

(7)	Includes 136 stores acquired in the Peebles Acquisition.

(8)	Includes 69 stores acquired in the B.C. Moore Acquisition.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Stage Stores is a Houston, Texas-based regional, specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family.  As of February 3, 2007, the Company operated 655 stores located in 33 states under the Stage, Bealls and Palais Royal names throughout the South Central states, and under the Peebles name throughout the Midwestern, Southeastern, Mid-Atlantic and New England states.  The Company's principal focus is on consumers in small and mid-size markets which the Company believes are under-served and less competitive.  The Company believes that it is able to differentiate itself from the competition in the small and mid-size markets in which it operates by offering consumers access to basic as well as fashionable brand name merchandise not typically carried by other retailers in the same market area.  In the highly competitive metropolitan markets in which it operates, the Company competes against national department store chains, which similarly offer moderately priced, brand name and private label merchandise.  As a way of differentiating itself from the competition in these larger metropolitan markets, the Company endeavors to offer consumers a high level of customer service in convenient locations.

On February 27, 2006, the Company acquired 100% of the common stock of privately held B.C. Moore & Sons, Incorporated (“B.C. Moore”).  In purchasing B.C. Moore, the Company acquired 78 retail locations, which are located in small markets throughout Alabama, Georgia, North Carolina and South Carolina (the “B.C. Moore Acquisition”).  The acquired B. C. Moore stores went through several phases of operation during 2006.  The stores operated as usual through April, at which time, starting about every two weeks, a different group of stores began inventory liquidation sales.  Upon the completion of their liquidation activities, which ran for about eight to nine weeks, the stores went dark.  During this dark period, which lasted three to four weeks for each store, the 69 continuing stores were remodeled as necessary, re-inventoried with Peebles merchandise assortments, new signs installed, and then reopened as Peebles stores.  The Company  completed the conversion of 69 of the acquired stores to its Peebles name and format in the third quarter.  The remaining 9 non-converted stores were closed.  The Company believes that the B.C. Moore Acquisition expands and strengthens its position in the Southeastern United States, and is consistent with its corporate strategy of increasing the concentration of its store base into smaller markets.

The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements included elsewhere herein.

Results of Operations

The following table sets forth the results of operations as a percent of sales for the periods indicated (2004 and 2005 consisted of 52 weeks while 2006 consisted of 53 weeks):

	Fiscal Year
	2006	2005	2004

Net sales	100.0%	100.0%	100.0%
Cost of sales and related buying, occupancy and distribution expenses	70.7	70.9	71.1
Gross profit margin	29.3	29.1	28.9

Selling, general and administrative expenses	22.8	22.1	22.0
Store opening costs	0.5	0.2	0.2
Interest, net	0.3	0.2	0.2
Income before income tax	5.7	6.6	6.5
Income tax expense	2.1	2.4	2.3
Net income	3.6%	4.2%	4.2%

2006 Compared to 2005

Sales for 2006 increased 15.3% to $1,550.2 million from $1,344.1 million for 2005. Comparable store sales, which are sales in stores open at least fourteen months prior to the reporting period, increased 3.5% during the first 52 weeks of 2006 (“2006 comparable store sales”) as compared to a 5.4% increase in 2005.  The increase in total sales of $206.1 million was driven by the Company’s 2006 comparable store sales gain, which accounted for $44.7 million of the increase, as well as $98.5 million in sales generated by the new and newly converted stores that were not in the comparable store sales base during 2006, and sales of $62.1 million contributed by the acquired B.C. Moore stores during the period from February 26, 2006 (the effective date of the B.C. Moore Acquisition for accounting purposes)  through the completion of their conversion to Peebles stores in the third quarter of 2006.  In addition, sales during the fifty-third week of 2006 accounted for $21.4 million of the increase.  Offsetting these sales gains somewhat was the loss of $20.6 million in sales from closed stores, including the four stores closed due to damage sustained from Hurricane Rita, that were in operation during 2005.

Comparable store sales increase by quarter is presented below:

	Fiscal Year
	2006		2005
1st Quarter	3.2%		4.9%
2nd Quarter	4.5		7.0
3rd Quarter	4.1		3.9
4th Quarter	2.5	*	5.6
Total Year	3.5	*	5.4

* Excludes the impact of the 14th week in the 4th quarter and the impact of the 53rd week in 2006.

The Company achieved 2006 comparable store sales increases in each of its key merchandise categories (i.e., those categories comprising greater than 5% of sales). Special sizes, cosmetics, and accessories provided the most significant increase in 2006 comparable store sales.  On a market population basis, utilizing a ten mile radius from each store, in 2006 the Company achieved overall comparable store sales increases in each of its three market store groups.  In its small market stores, or those in market areas with populations of less than 50,000, 2006 comparable store sales increased 3.6% as compared to 5.8% in 2005.  In its mid-sized market stores, or those in market areas with populations of 50,000 to 150,000, 2006 comparable stores sales increased by 3.5% as compared to 6.0% in 2005.  In its large market stores, or those in market areas with populations greater than 150,000, 2006 comparable store sales increased 3.3% as compared to 3.7% in 2005.

During the first half of 2006, the Company operated with lower than desired merchandise levels at its Peebles stores, which led to negative comparable store sales at these stores during that period.  The Company experienced learning curve issues related to the implementation of the new Peebles merchandising and warehouse management systems in early 2006.  These purchase order and processing problems slowed the flow of goods during the early part of the year, which in conjunction with insufficient planned inventory levels in certain categories of business, contributed to the Peebles comparable stores having lower than desired inventory levels during the first half of 2006.  The Company believes that, although comparable store sales were up 3.8% during the first half of the year, driven by good demand for its seasonal and clearance merchandise assortments, strength of the energy sector economy in the related states of Texas, Oklahoma, New Mexico and Louisiana, and the hurricane recovery driven sales in certain markets in Texas, Louisiana and Mississippi (which generally lasted until the anniversary of the storms in September of 2006), comparable store sales could have been better if not for the issues at its Peebles stores.  In the third quarter, inventory levels in its Peebles stores were raised to appropriate levels and, as a result, these stores produced comparable store sales gains during the second half of the year.  Looking forward into 2007, the Company believes that its comparable store sales performance during the first half of the year will benefit from easier comparisons to 2006 due to the weakness experienced in its Peebles stores as a result of their inventory issues, offset somewhat by tougher comparisons for its stores located in the hurricane recovery areas of the Gulf Coast.  Comparisons to 2006 should normalize during the second half of 2007.

The following is a summary of the changes between 2006 and 2005 in the components of cost of sales, expressed as a percent of sales:

	Increase (Decrease) in the Components of Cost of Sales
	Quarter 1 2006	Quarter 2 2006	Quarter 3 2006	Quarter 4 2006	Full Year 2006
Increase (decrease) in cost of sales under former retail method:
Merchandise cost of sales	(0.8)%	0.1%	0.6%	(1.6)%	(0.5)%
Buying, occupancy and distribution expenses	(0.1)	1.6	0.6	(1.1)	0.1
Subtotal	(0.9)	1.7	1.2	(2.7)	(0.4)
Impact on merchandise cost of sales due to the changes in accounting principles to the cost method	5.5	(1.4)	-	(2.3)	0.2
Increase (decrease) in cost of sales and related buying, occupancy and distribution expenses rate	4.6%	0.3%	1.2%	(5.0)%	(0.2)%

The Company changed its method of accounting for merchandise inventories from the retail method to the weighted average cost method (the “cost method”) during the second quarter of 2006, retrospectively applied as of the beginning of 2006.  In connection with the change in its method of accounting for merchandise inventories to the cost method, the Company also changed its accounting policy related to its historical treatment of certain distribution center costs associated with preparing inventory for sale, such as distribution payroll, benefits, occupancy, depreciation, and other direct operating expenses, and now capitalizes these related costs into inventory and recognizes these expenses as the related inventory turns.  Reported results for periods prior to 2006 have not been adjusted as the period-specific information required to value inventory on the cost method is not determinable.  See Note 2 to the Consolidated Financial Statements. Accordingly, gross profit in 2006 is not comparable to 2005 due to the different inventory accounting methods used in each period.   This is due to the fact that the cost of sales under the former retail method, which was in use prior to 2006, was based on an average margin realized on an entire department, which was affected by the seasonal changes in the mark-up percentages of inventory on hand at the end of each quarter while cost of sales under the cost method, which was adopted in 2006, represents the weighted average cost of the individual item sold.  Another factor is the different approaches to the valuation of clearance inventory between the cost method and the historical retail method.  The impact of the accounting changes was a $2.6 million decrease in gross profit in 2006. Gross profit before the impact of the accounting changes increased 16.5% to $456.1 million in 2006 from $391.4 million in 2005.  Gross profit, as a percent of sales, was 29.3% in 2006 under the cost method as compared to 29.1% in 2005 under the retail method.

The decrease in the cost of sales rate of 0.4% before the change in accounting principles was primarily attributable to improved merchandise margins, which benefited from a higher maintained mark-up from increased purchase order mark-on as compared to prior year and better leverage from higher sales on buying, occupancy, and distribution expenses  excluding the effect of the  $4.3 million charge to cost of sales for the correction of an accounting error related to distribution handling credits. The prior year and first quarter impact of $3.8 million was recorded in the second quarter of 2006, of which $3.3 million related to prior years.  See Note 3 to the Consolidated Financial Statements for further discussion regarding the correction of this error.

Selling, general and administrative (“SG&A”) expenses in 2006 increased $56.4 million, or 19.0%, to $352.9 million from $296.5 million in 2005.   The overall increase in SG&A expenses from 2005 was primarily due to increases in store expenses as a result of higher sales and increased store count, including the acquired B.C. Moore stores.  As a percent of sales, SG&A expenses increased to 22.8% in 2006 as compared to 22.1% in 2005.  The increase in the SG&A rate of 0.7% in 2006 was principally due to  higher SG&A expenses, as a rate of sales, for the B.C. Moore stores prior to their conversion and re-opening as  Peebles stores totaling $22.8 million, which among other things, included the fee earned by the liquidator that managed operations of the stores during this period.  Increases in SG&A expenses in 2006 also included (i) higher expenses of $4.2 million associated with long-term incentive equity awards, which includes the expensing of stock options that began in the first quarter of 2006 (ii) higher professional fees and other expenses of $1.3 million associated with the Company’s inventory valuation methodology review, (iii) increased property insurance premiums of $1.5 million due to claims activity related to last year’s hurricanes and (iv) increased other personnel related costs, including salaries and relocation costs as compared to 2005.  These increases in SG&A expenses were partially offset by reimbursements that the Company received in the current year totaling approximately $4.0 million for its hurricane related losses and approximately $4.6 million of gift card and merchandise credit breakage income discussed more fully below.

The Company records deferred revenue on its balance sheet for the sale of gift cards and recognizes this revenue upon the redemption of gift cards in net sales.  The Company similarly records deferred revenue on its balance sheet for merchandise credits issued related to customer returns and recognizes this revenue upon the redemption of the merchandise credits. Unredeemed gift cards and merchandise credits, net of estimated breakage, are recorded as a liability.  Gift card and merchandise credit breakage income (“breakage income”) is recognized based upon historical redemption patterns and represents the balance of gift cards and merchandise credits for which the Company believes the likelihood of redemption is remote.  The Company’s gift cards and merchandise credits are considered to be a large pool of homogeneous transactions.  During the fourth quarter of 2006, the Company accumulated enough historical data for the first time to determine the breakage rate of approximately 4% and objectively determine the estimated time period of actual redemptions.  As a result, the Company recognized approximately $4.6 million of breakage income in the fourth quarter of 2006.  As 2006 was the first year in which the Company recognized breakage income, the amount recognized includes the breakage income related to gift cards sold and merchandise credits issued since the inception of the program.  This income is recorded as other income and is included in the Consolidated Statement of Income as a reduction in Selling, General and Administrative Expenses.  At current issuance levels for gift card and merchandise credits, the Company anticipates recognizing breakage income of approximately $1.1 million annually.

Store opening costs in 2006 of $7.8 million, which include expenses associated with the rent holiday on new and relocated stores, relate to the 39 new stores opened and nine stores relocated during 2006 as well as expenses associated with the transition and conversion of the 69 former B.C. Moore stores into Peebles stores during 2006.  In 2005, the Company incurred $3.2 million in store opening costs related to the 36 new stores opened and 16 stores relocated.

Net interest expense was $5.0 million in 2006 as compared to $3.0 million in 2005.  The increase is reflective of higher average borrowings during 2006, primarily related to the B.C. Moore acquisition and store conversion activities, as well as an increase in the weighted average interest from 5.6% in 2005 to 6.9% in 2006.  Interest expense is principally comprised of interest on borrowings under the Company’s Revolving Credit Facility (as defined in “Liquidity and Capital Resources”), related letters of credit and commitment fees, amortization of debt issue costs and interest on financing lease obligations.

The Company’s effective tax rate was 37.0% in both 2006 and 2005, which resulted in income tax expense of $32.5 million in 2006 as compared to income tax expense of $32.8 million in 2005.  The Company’s effective tax rate is currently estimated to be 37.3% in 2007.

 As a result of the foregoing, the Company had net income of $55.3 million in 2006 as compared to net income of $55.9 million in 2005.

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

Comparable store sales, which are sales in stores that have been open at least fourteen months prior to the reporting period increased by 5.4% in 2005 as compared to a 2.5% increase in 2004.  Sales results in the first half of 2005 benefited from an increased investment in selected categories of merchandise to support new initiatives as well as the increased investment in inventory at the Peebles stores as part of a program to increase sale productivity in those stores.  In the third quarter of 2005, the Company’s sales in its Gulf Coast region stores were negatively impacted during the periods of time that Hurricanes Katrina and Rita were making landfall, which was primarily in September.  Beginning in October and throughout the fourth quarter of 2005, the Company experienced a significant sales rebound in the market area most impacted by the storms, as those affected by the storms replenished their wardrobes.  In addition, the Company benefited in the fourth quarter of 2005 from the sales of University of Texas football national championship related apparel.

The Company achieved comparable store sales gains during 2005 in most of its key merchandise categories (i.e., those categories contributing greater than 5% of sales), namely special sizes, accessories, young men’s, cosmetics, men’s, and misses sportswear.  Conversely, the Company’s outerwear, home & gifts and dresses & suits each had comparable store sales decreases.  On a market population basis utilizing a ten mile radius from each store, the Company experienced positive comparable store sales results in all of its market stores.  In its small market stores, or those in market areas of less than 50,000 people, comparable store sales increased 5.8%.  In its mid-size market stores, or those in market areas of 50,000 to 150,000 people, comparable store sales increased 6.0%.  In its large market stores, or those in market areas with populations greater than 150,000, comparable store sales increased 3.7%.

Gross profit increased 8.8% to $391.4 million for 2005 from $359.6 million for 2004.  Gross profit, as a percent of sales, increased to 29.1% for 2005 from 28.9% for 2004.  The increase in gross margin rate was due to improved merchandise margins, as the buying, store occupancy and distribution expenses were flat with the prior year.  The following is a summary of the changes between 2005 and 2004 in the components of cost of sales, expressed as a percent of sales:

	Increase (decrease) of the components of cost of sales
	Quarter 1 2005	Quarter 2 2005	Quarter 3 2005	Quarter 4 2005	Full Year 2005
Merchandise cost of sales, including shrink expense	(0.3)%	(0.3)%	(0.1)%	(0.2)%	(0.2)%
Buying, occupancy and distribution expenses	-	(0.4)	-	0.3	-
Total cost of sales, and related buying, occupancy and distribution expenses	(0.3)%	(0.7)%	(0.1)%	0.1%	(0.2)%

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

SG&A expenses for 2005 increased 8.1% to $296.5 million from $274.3 in 2004 and, as a percent of sales, increased to 22.1% from 22.0% in 2004.  SG&A expenses for 2005 increased from 2004 primarily as a result of higher sales, increases in the number of stores in operation in 2005, and increased advertising costs.  The increase in SG&A expenses for 2005 included charges of $2.7 million due under employment agreements for payments associated with the continuing consolidation of the Peebles management and operation functions.  SG&A also included an increase of $3.2 million in incentive compensation over 2004.  The increase in incentive compensation is reflective of the operating results in each year as compared to the Company’s targeted operating results for each of the respective years.

These above increases were somewhat offset by a $3.0 million credit to SG&A expense in 2005 that resulted from the reduction in the previously recorded liability associated with the sale of the Peebles private label credit card portfolio in March 2004.  The Company sold this private label credit card portfolio to World Financial Network National Bank (the "Bank").  At closing, the Company received consideration of approximately $34.8 million, which approximated the amount of account balances outstanding at the time of closing.  Under the terms of the Amended and Restated Program Agreement dated March 5, 2004 (the “Amended and Restated Program Agreement”), the Company is obligated to reimburse the Bank up to a total of $3.5 million, based on the non-attainment of a defined net portfolio yield performance during the first three years after the sale (the “measurement period”), with a calculation of the cumulative amount due related to this obligation on each of the first three anniversary dates of the agreement.  At the time of the sale, an estimated liability of $3.5 million was recorded for this potential obligation.  The Company paid the Bank approximately $0.5 million on the initial anniversary date after the sale, which reduced the recorded liability to $3.0 million, as a result of the actual net portfolio yield falling below the defined net portfolio yield during the initial year of the measurement period.  Based on the improving trend in the actual net portfolio yield during 2005, the Company recorded a benefit of $3.0 million to reverse the remaining recorded liability related to the Peebles private label credit card portfolio.  As a result of the improvement in the portfolio yield, the Company received back the $0.5 million paid on the first anniversary date as well as an additional $0.8 million related to excess collected yield above the defined portfolio yield performance under a 50% sharing arrangement provided under terms of the Amended and Restated Program Agreement through the second measurement period in March 2006.  The Company expects to receive an additional approximately $1.4 million in April 2007 after the third and final measurement period in March 2007. As such, the Company expects to record a $2.7 million gain in the first quarter of 2007 as this will no longer be a gain contingency.

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

Store opening costs in 2005 of $3.2 million, which include expenses associated with the rent holiday on new and relocated stores, relate to the 36 new stores opened and the 16 stores relocated during 2005.  Store opening costs of $2.2 million incurred in 2004 relate to the 22 new stores opened and the six stores relocated during 2004.

Net interest expense for 2005 increased 20% to $3.0 million for the current year from $2.5 million in 2004.  The increase is reflective of higher borrowings related to an increase in capital expenditures, continued stock repurchase activity and seasonal borrowings, as well as a weighted average interest rate increase from 3.5% in 2004 to 5.6% in 2005.  Interest expense is principally comprised of interest on borrowings under the Company’s Revolving Credit Facility, letters of credit and commitment fees, amortization of debt issue costs and interest on capital and finance lease obligations.

The Company's effective tax rate in 2005 was 37%, resulting in income tax expense of $32.8 million in 2005, as compared to income tax expense of $29.2 million in 2004, during which its effective tax rate was 36.25%.

As a result of the foregoing, the Company had net income of $55.9 million for 2005, as compared to net income of $51.4 million for 2004, an increase of 8.8%.

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

The following table shows quarterly information (unaudited) for the Company (in thousands, except per share amounts):

	Fiscal Year 2006
	Q1	Q2	Q3	Q4
Net sales	$343,541	$362,104	$353,348	$491,187
Gross profit	99,670	95,578	100,310	157,929
Net income	$9,045	$3,853	$2,798	$39,606

Basic earnings per common share	$0.23	$0.10	$0.07	$0.91
Diluted earnings per common share	$0.21	$0.09	$0.06	$0.88

Basic weighted average shares	39,880	40,033	42,511	43,651
Diluted weighted average shares	43,500	43,542	44,384	44,954

	Fiscal Year 2005
	Q1	Q2	Q3	Q4
Net sales	$310,060	$309,430	$306,044	$418,566
Gross profit	104,162	82,769	90,715	113,774
Net income	$20,522	$6,513	$9,146	$19,706

Basic earnings per common share	$0.50	$0.16	$0.23	$0.50
Diluted earnings per common share	$0.46	$0.15	$0.21	$0.45

Basic weighted average shares	41,201	40,838	40,545	39,693
Diluted weighted average shares	44,960	44,729	44,253	43,404

See Note 2 to the Consolidated Financial Statements regarding changes in accounting principles related to merchandise inventories and Note 3 to the Consolidated Financial Statements regarding correction of error in accounting for distribution handling credits.  Accordingly, gross profit by quarter for 2006 and 2005 are not comparable.  The following is a summary of the impact of the changes in accounting principles and correction of error on gross profit by quarter:

	Increase (Decrease) to Gross Profit
	Q1	Q2	Q3	Q4	Total
Change to cost method	$(19,500)	$5,171	$(1,324)	$13,172	$(2,481)
Capitalization of certain distribution center costs	743	(100)	1,176	(1,959)	(140)
Correction of error in accounting for distribution handling credits	-	(4,105)	(1,167)	1,012	(4,260)
	$(18,757)	$966	$(1,315)	$12,225	$(6,881)

Liquidity and Capital Resources

The Company's liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows, (iii) normal trade credit terms from the vendor and factor community and (iv) its Revolving Credit Facility.

The Company has a senior secured revolving credit facility (the "Revolving Credit Facility"), which matures on August 21, 2008, that provides for borrowings up to a maximum of $250.0 million.  Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement.  The daily interest rates under the Revolving Credit Facility are determined by a prime rate or Eurodollar rate plus an applicable margin as set forth in the Revolving Credit Facility agreement.  Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility.  The Revolving Credit Facility supports the Company's outstanding letters of credit requirements, and is also used by the Company to provide financing for working capital, capital expenditures, and other general corporate purposes.  Outstanding borrowings at February 3, 2007 under the Revolving Credit Facility were $13.6 million.  Excess borrowing availability at February 3, 2007 under the Revolving Credit Facility, net of letters of credit outstanding of $13.6 million, was $177.5 million.   For 2006, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 6.9% and $42.5 million, respectively.

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

The Company had $55.2 million in cash provided from operating activities in 2006.  Net income, adjusted for non-cash expenses such as depreciation and amortization, deferred income taxes, amortization of debt issue costs, stock compensation expense, stock option income tax benefits and excess tax benefits from stock-based compensation, provided cash of approximately $110.7 million.  Changes in operating assets and liabilities used net cash of approximately $68.9 million, which included a $47.8 million increase in merchandise inventories primarily to support the new stores opened in 2006.  Additionally, cash flows from operating activities included construction allowances from landlords of $8.9 million, which funded a portion of the Company’s capital expenditures related to store leasehold improvements in new and relocated stores, and $4.4 million from the sale of the credit card portfolio acquired in connection with the B.C. Moore Acquisition.

On February 27, 2006, the Company acquired 100% of the common stock of privately held B.C. Moore & Sons, Incorporated primarily utilizing funds available to it under its Revolving Credit Facility.  The purchase price of the acquisition was approximately $35.6 million, net of cash acquired.

During 2006, the Company repurchased approximately 1.0 million shares of its common stock at a cost of approximately $21.6 million, which included $3.8 million under the 2007 Stock Repurchase Program and $17.8 million funded using proceeds from the exercise of employee stock options, including the tax benefits that resulted from the option exercises.  At February 3, 2007, approximately $46.2 million was available to the Company for stock repurchase under the 2007 Stock Repurchase Program while approximately $7.9 million was available to the Company for stock repurchase with proceeds and related tax benefits from the exercise of employee stock options.

In August 2006, the remaining approximately 3.3 million outstanding warrants were exercised prior to their expiration on August 23, 2006.  Proceeds from the exercise of these warrants totaled approximately $27.3 million.

The Company initiated a quarterly cash dividend of $0.017 per share during the third quarter of 2005. During the second quarter of 2006 the Company increased its quarterly cash dividend to $0.033 per share.   Dividend payments during 2006 totaled $4.9 million.    On March 2, 2007, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share on the Company's common stock. While the Company expects to continue payment of quarterly dividends (which at the current rate would approximate $9.0 million in 2007), the declaration and payment of future dividends by the Company are subject to the discretion of the Board.  Any future determination to pay dividends will depend on the Company’s results of operations and financial condition, as well as meeting certain criteria under its Revolving Credit Facility and other factors deemed relevant by the Board.

Capital expenditures for 2006 were $71.9 million as compared to $75.2 million in 2005.  The Company opened 108 new stores and relocated nine stores in 2006 as compared to 36 stores opened and 16 stores relocated in 2005.  The Company received construction allowances from landlords of $8.9 million in 2006 to fund a portion of the capital expenditures related to store leasehold improvements in new and relocated stores, while $13.3 million was received from landlords in 2005.  These funds have been recorded as a deferred rent credit in the balance sheet and will be recorded as an offset to rent expense over the lease term commencing with the date the allowances were earned.  2005 capital expenditures also included approximately $12.1 million associated with the installation of new sortation equipment and a new warehouse management system in the South Hill Virginia distribution center and the conversion of the Peebles merchandise management system from the “legacy” system to the Stage merchandise management system used in Houston, Texas.  Management currently estimates capital expenditures in 2007, net of construction allowances to be received from landlords, will be approximately $95.0 million.  The expenditures will be for the opening of approximately 45 new stores, relocations and expanded stores and initial expenditures on a third distribution center.

The Company anticipates increasing the number of new store openings to approximately 70 per year beginning in 2008.  The Company believes that, due to its accelerated unit, geographic and square footage growth plans, it will be necessary to open a third distribution center in the near future.  As a result, the Company has initiated a site selection process to identify the optimum location for this new facility, with an expected start-up in mid-2008.  The Company believes that it will spend approximately $4.1 million in 2007 on its new distribution center, with additional expenditures of $7.5 - $12.0 million in 2008.  The Company currently plans on leasing a facility with approximately 150,000 – 200,000 square feet, which would be capable of supporting approximately 300 stores.  With this additional processing and distribution capacity, the Company will be able to supply merchandise to over 1,100 stores located in markets all across the country.

While there can be no assurances, management believes that there should be sufficient liquidity from cash flows from operations and availability under the Revolving Credit Facility to cover both the Company's short-term and long-term funding needs.

Contractual Obligations

The Company has numerous contractual commitments for purchases of merchandise inventories, services arising in the ordinary course of business, letters of credit, Revolving Credit Facility service and leases.  Presented below is a summary of the Company's contractual obligations as of February 3, 2007 (in thousands).  These items are discussed in further detail in Note 7 and Note 12 to the Consolidated Financial Statements.

		Payment Due by Period
Contractual Obligations	Total	Less Than One Year	1-3 Years	4-5 Years	More than 5 Years

Revolving Credit Facility (1)	$13,635	$-	$13,635	$-	$-
Documentary letters of credit (2)	2,400	2,400	-	-	-
Capital and finance lease obligations	2,979	86	217	292	2,384
Operating lease obligations (undiscounted) (3)	406,483	57,232	113,001	84,569	151,681
Other purchase obligations (4)	22,270	10,545	11,690	35	-
Total contractual cash obligations	$447,767	$70,263	$138,543	$84,896	$154,065

(1)	The Company had $13.6 million of outstanding borrowings at February 3, 2007. The Revolving Credit Facility matures August 21, 2008. Borrowings and repayments will occur in future periods.

(2)
These documentary letters of credit support the importing of private label merchandise.  The Company also had outstanding stand-by letters of credit that totaled approximately $11.2 million at February 3, 2007, of which $8.9 million were also issued in support of importing the Company's private label merchandise.  The remaining stand-by letters of credit of $2.3 million are required to collateralize retained risks and deductibles under various insurance programs.  The estimated liability that will be paid in cash related to stand-by letters of credit supporting insurance programs are reflected in accrued expenses.  If the Company failed to make payments when due, the beneficiaries of letters of credit could make demand for payment under the letters of credit.

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

(4)
Other purchase obligations include legally binding contracts such as firm commitments for utility purchases, capital expenditures, software acquisition/license commitments and legally binding service contracts.  For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  If the obligation to purchase goods or services is noncancelable, the entire value of the contract was included in the above table.  If the obligation is cancelable, but the Company would incur a penalty if cancelled, the dollar amount of the penalty was included as an “other purchase obligation.”  The Company fully expects to receive the benefits of the goods or services in connection with fulfilling its obligation under these agreements.  The expected timing for payment of the obligations discussed above is estimated based on current information.  Timing of payments and actual amounts paid may be different depending on the timing of receipt of goods or services or changes to agreed upon amounts for some obligations.

In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise typically up to six months in advance of expected delivery.  These purchase orders do not contain any significant termination payments or other penalties if cancelled.  As of February 3, 2007, the Company had outstanding purchase orders of $223.2 million.

The Company’s funding policy for its pension obligations is to make contributions to maintain the minimum funding requirements in accordance with the Employee Retirement Income Security Act.  The Company may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover short-term liquidity needs of the plans in order to maintain current invested positions.  The Company contributed $1.2 million during 2006 and expects to contribute between $0.9 to $2.1 million during 2007.

Critical Accounting Policies and Estimates

 The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The primary estimates underlying the Company's consolidated financial statements include the valuation of inventory, the estimated useful life of property, equipment and leasehold improvements, the valuation of goodwill and intangible asset, the reserve for sales returns, self-insurance reserves and estimated liability for pension obligations.  The Company cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.  Therefore, actual results could differ from these estimates.  Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances.  The following critical accounting policies affect the Company's more significant judgments and estimates used in the preparation of its consolidated financial statements.

Inventory valuation. The Company changed its method of accounting for merchandise inventories from the retail method to the weighted average cost method (the “cost method”) during the second quarter of 2006, retrospectively applied as of the beginning of 2006. The Company believes the cost method is preferable as it results in an inventory valuation that more closely reflects the acquisition cost of the Company’s inventory.  In addition, the cost method provides for a better matching of cost of sales with related sales.  Cost of sales under the cost method represents the weighted average cost of the individual item sold rather than the cost of an item based on an average margin realized on an entire department as under the retail method.  In connection with the change in its method of accounting for merchandise inventories to the cost method, the Company also changed its accounting policy related to its historical treatment of distribution center costs associated with preparing inventory for sale, such as distribution payroll, benefits, occupancy, depreciation, and other direct operating expenses, and now capitalizes these related costs. The Company believes it is preferable to capitalize these costs as it incorporates a key component of the costs associated with preparing inventory for sale into the valuation of inventory on a cost basis and achieves a better matching of cost of sales with related sales.  See Note 2 to the Consolidated Financial Statements.

Vendor allowances.  The Company receives consideration from its merchandise vendors in the form of allowances and reimbursements.  Given the promotional nature of the Company’s business, the allowances are generally intended to offset the Company’s costs of handling, promoting, advertising and selling the vendors’ products in its stores.  Vendor allowances related to the purchase of inventory, including those discussed in Note 3 to the Consolidated Financial Statements, are recorded as a reduction to the cost of inventory until sold.  Vendor allowances are recognized as a reduction of cost of goods sold or related selling expense when the purpose for which the vendor funds were intended to be used has been fulfilled and amounts have been authorized by vendors.

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

Frozen defined benefit plans.  The plans' obligations and related assets are presented in Note 11 to the Consolidated Financial Statements.  The plans' assets are invested in a combination of equity and debt securities.  Plans' obligations and the annual pension expense are determined by independent actuaries using a number of assumptions.  Key assumptions in measuring the plans' obligations include the discount rate applied to future benefit obligations and the estimated future return on plans' assets.  At February 3, 2007 assumptions used were a weighted average discount rate of 6.0% and a weighted average long-term rate of return on the plans' assets of 7.6%.

Recent Accounting Standards and Disclosures

 In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB No. 115” (“SFAS 159”).  SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective for the Company’s fiscal year ending January 31, 2009. The Company is currently assessing the impact of this statement on its consolidated financial statements.

 In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company’s fiscal year beginning February 3, 2008.  The Company is currently assessing the impact of this statement on its consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions.  FIN 48 requires that a company recognize in its consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position.  FIN 48 is effective for the Company’s fiscal year beginning February 4, 2007.  Any cumulative effect recorded as a result of adopting FIN 48 will be recorded as an adjustment to opening retained earnings.  The Company does not expect the impact of adoption of this statement to have a material impact on its consolidated financial statements.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement,” (“EITF 06-03”). EITF 06-03 concluded that the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer, such as sales, use, value added and certain excise taxes is an accounting policy decision that should be disclosed in a company’s financial statements.  Additionally, companies that record such taxes on a gross basis should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant.  EITF 06-03 is effective for the Company’s fiscal year beginning February 4, 2007.  The Company does not expect this statement to have a material impact on its consolidated financial statements.

 In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 156”).  SFAS 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”).  SFAS 156 requires an entity to separately recognize financial assets as servicing assets or servicing liabilities each time it undertakes an obligation to service a financial asset by entering into certain kinds of servicing contracts.  The entity must also initially measure all separately recognized servicing assets and servicing liabilities at fair value, if practicable.  Servicing assets and servicing liabilities subsequently measured at fair value must be separately presented in the statement of financial position and additional disclosures are required for all separately recognized servicing assets and servicing liabilities.  SFAS 156 is effective for the Company’s fiscal year beginning February 4, 2007.  The Company does not expect this statement to have a material impact on its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140”(“SFAS 155”). SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS 140. This Statement also resolves issues addressed in Statement SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133.  SFAS 140 is amended to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued during fiscal years beginning after September 15, 2006. The Company does not expect this statement to have a material impact on its consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Borrowings under the Company's Revolving Credit Facility bear a floating rate of interest.  As of February 3, 2007, outstanding borrowings under the Company's Revolving Credit Facility were $13.6 million.  An increase in interest rates in the future may have a negative impact on the Company's results of operations and cash flows.  The Company had average daily borrowings of $42.5 million bearing a weighted average interest rate of 6.9% during 2006.  A hypothetical 10% change in interest rates would have had a $0.3 million effect on the Company’s annual results of operations and cash flows.

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

The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures and concluded that the Company's disclosure controls and procedures were effective as of February 3, 2007.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended February 3, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company's internal control over financial reporting was effective as of February 3, 2007.

Management's assessment of the effectiveness of the Company's internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ JAMES R. SCARBOROUGH	/s/ MICHAEL E. McCREERY
James R. Scarborough	Michael E. McCreery
Chairman and Chief Executive Officer	Executive Vice President and Chief
April 3, 2007	Financial Officer
April 3, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Stage Stores, Inc.
Houston, Texas

We have audited management's assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that the management of Stage Stores, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended February 3, 2007, of the Company and our report dated April 3, 2007 expressed an unqualified opinion on those financial statements and includes explanatory paragraphs relating to the change in the method of accounting for merchandise inventories, the change in the method of accounting for certain distribution center costs, and the Company’s adoption of FASB Statement No. 123(R), Share-based Payment, on January 29, 2006 and FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, on February 3, 2007.

/s/DELOITTE & TOUCHE LLP
Houston, Texas
April 3, 2007

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

The following information pertains to the executive officers of the Company as of April 2, 2007:

Name	Age	Position
James R. Scarborough	56	Chief Executive Officer and Chairman of the Board of Directors
Andrew T. Hall	46	President, Chief Operating Officer
Michael E. McCreery	58	Executive Vice President, Chief Financial Officer, Secretary and Director
Dennis E. Abramczyk	59	Executive Vice President, Chief Operating Officer of the Peebles Division
Cynthia S. Murray	49	Executive Vice President, Chief Merchandising Officer of the Stage Division
Ernest R. Cruse	56	Executive Vice President, Store Operations
Jeffrey J. Kish	42	Executive Vice President, Chief Information Officer
Ron D. Lucas	59	Executive Vice President, Human Resources
Joanne Swartz	47	Executive Vice President, Advertising and Sales Promotion
Gough H. Grubbs	58	Senior Vice President, Logistics and Distribution
Russell A. Lundy II	44	Senior Vice President, Peebles Stores
Richard E. Stasyszen	46	Senior Vice President, Finance and Controller
Mel B. Ward	53	Senior Vice President, Real Estate

Mr. Scarborough has been Chairman of the Board since August 24, 2001.  He joined the Company as President and Chief Executive Officer in August of 2000.  He served as President of the Company until February 20, 2006.  Between 1996 and 2000, Mr. Scarborough was President and Chief Executive Officer of Busy Body, Inc.

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

Mr. McCreery has been a Director of the Company since August 24, 2001.  He joined the Company as Executive Vice President and Chief Financial Officer in February of 2001.  From 1998 to 2001, Mr. McCreery was Senior Vice President and Chief Financial Officer of Levitz Furniture Company.

Mr. Abramczyk joined the Company in March of 1999 as Vice President of men's sportswear and furnishings.  He was promoted to Senior Vice President, General Merchandise Manager overseeing the Company’s men's, young men's, cosmetics and shoes departments for the Stage, Bealls and Palais Royal stores in May of 1999.  In January of 2000, the children's and intimate apparel divisions were added to his responsibility.  In 2002, he was promoted to Executive Vice President, General Merchandise Manager. In February of 2006, he was promoted to the position of Executive Vice President, Chief Operating Officer of the Peebles Division.

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

 Mr. Ward started with Bealls Department Stores in March of 1979.   Since April of 1996, he has been Senior Vice President, Real Estate.

New York Stock Exchange Required Disclosures

Because the Company’s common stock is listed on the New York Stock Exchange (the “NYSE”), the Company filed with the NYSE an Annual CEO Certification as of February 6, 2006,  regarding the Company’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A.12(a) of the NYSE Listed Company Manual.  In addition, the Company has filed as exhibits to this Form 10-K, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation under  “Information Relating to Board of Directors and Committees – Compensation Committee Interlocks and Insider Participation” and   “Compensation of Directors and Executive Officers” in the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the security ownership of certain beneficial owners and management and related stockholder matters under “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions under “Transactions with Related Persons”, “ Information Relating to Directors and Director Nominees” and “ Information Related to the Board of Directors and Committees-Standing Committees” in the Proxy Statement is incorporated herein by reference.

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

(a)    Documents filed as part of this report:

1.  Financial Statements:

See "Index to Consolidated Financial Statements of Stage Stores, Inc." on page F-1, the Report of Independent Registered Public Accounting Firm on page F-2, and the Financial Statements on pages F-3 to F-30, of this Form 10-K, all of which are incorporated herein by reference.

2.  Financial Statement Schedules:

All schedules are omitted because they are not applicable or not required or because the required information is shown in the Consolidated Financial Statements or Notes thereto on pages F-3 to F-30, which are incorporated herein by reference.

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

3.2
Amendment to Articles of Incorporation (Certificate of Change Filed Pursuant to NRS 78.209 for Nevada Profit Corporation) dated January 23, 2007 is incorporated by reference to Exhibit 3 of Stage Stores’ Current Report on Form 8-K (Commission File No. 001-14035) filed January 29, 2007.

3.3*	Amended and Restated By-Laws of Stage Stores, Inc. dated as of March 28, 2007.

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

10.6†
Form of Shareholder Agreement for restricted stock under the Stage Stores, Inc. 2003 Non-Employee Director Equity Compensation Plan is incorporated by reference to Exhibit 10.6 of Stage Stores Annual Report on Form 10-K (Commission File No. 1-14035) filed April 28, 2005.

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

10.9
Second Amendment to Credit Agreement dated January 10, 2005 by and between Specialty Retailers (TX) LP, Stage Stores, Inc. and the named subsidiaries of Stage Stores, Inc., Fleet National Bank, Fleet Retail Group, Inc. and the other lenders named therein (Commission File No.  1-14035) filed January 29, 2005.

10.10
Third Amendment to Credit Agreement dated as of December 31, 2005 by and between Specialty Retailers (TX) LP, Stage Stores, Inc. and the named subsidiaries of Stage Stores, Inc., Bank of America, N.A. (f/k/a Fleet National Bank), Fleet Retail Group, Inc. and the other lenders named therein (Commission File No 1-14035) filed April 13, 2006.

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

10.19†
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

18
Preferability Letter from Independent Registered Public Accounting Firm dated October 19, 2006 is incorporated by reference to Exhibit 18 of Stage Stores’ Quarterly Report on Form 10-Q (Commission File No 1-14035) filed October 24, 2006.

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

STAGE STORES, INC.

/s/ James R. Scarborough	April 3, 2007
James R. Scarborough
Chief Executive Officer
(Principal Executive Officer)

STAGE STORES, INC.

/s/ Michael E. McCreery	April 3, 2007
Michael E. McCreery
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

*	Director	April 3, 2007
Alan Barocas

*	Director	April 3, 2007
Scott Davido

*	Director	April 3, 2007
Michael Glazer

/s/ Michael E. McCreery	Director	April 3, 2007
Michael E. McCreery

*	Director	April 3, 2007
John Mentzer

*	Director	April 3, 2007
Margaret Monaco

*	Director	April 3, 2007
William Montgoris

*	Director	April 3, 2007
Sharon Mosse

/s/ James R. Scarborough	Director	April 3, 2007
James R. Scarborough

(Constituting a majority of the Board of Directors)

*By:	/s/ Michael E. McCreery
Michael E. McCreery
Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Stage Stores, Inc.
Houston, Texas

We have audited the accompanying balance sheets of Stage Stores, Inc. and subsidiaries (the "Company") as of February 3, 2007 and January 28, 2006, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended February 3, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2007 and January 28, 2006, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in “Note 1 – Description of Business and Significant Accounting Policies” to the consolidated financial statements, the Company adopted FASB Statement No. 123(R), Share-based Payment, on January 29, 2006; and FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, on February 3, 2007.

As discussed in “Note 2 – Changes in Accounting Principles” to the consolidated financial statements, the Company changed its method of accounting for merchandise inventories and its method of accounting for certain distribution center costs in the year ended February 3, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 3, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP
Houston, Texas
April 3, 2007

Stage Stores, Inc.
Consolidated Balance Sheets
(in thousands, except par values)

	February 3, 2007	January 28, 2006

ASSETS
Cash and cash equivalents	$15,866	$33,683
Merchandise inventories, net	332,763	283,665
Current deferred taxes	23,231	24,270
Prepaid expenses and other current assets	42,512	36,076
Total current assets	414,372	377,694

Property, equipment and leasehold improvements, net	278,839	244,091
Goodwill	95,374	79,353
Intangible asset	14,910	14,910
Other non-current assets, net	21,491	15,605
Total assets	$824,986	$731,653

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$85,477	$81,719
Income taxes payable	-	8,968
Current portion of debt obligations	86	74
Accrued expenses and other current liabilities	75,141	64,423
Total current liabilities	160,704	155,184

Debt obligations	16,528	2,979
Deferred taxes	-	9,860
Other long-term liabilities	76,346	61,798
Total liabilities	253,578	229,821

Commitments and contingencies

Common stock, par value $0.01, 64,603 shares authorized, 54,343 and 49,550 shares issued, respectively	543	496
Additional paid-in capital	462,745	412,290
Less treasury stock - at cost, 10,708 and 9,672 shares, respectively	(165,094)	(143,515)
Accumulated other comprehensive loss	(1,908)	(1,981)
Retained earnings	275,122	234,542
Stockholders' equity	571,408	501,832

Total liabilities and stockholders' equity	$824,986	$731,653

The accompanying notes are an integral part of these statements.

Stage Stores, Inc.
Consolidated Statements of Income
(in thousands, except earnings per share)

	Fiscal Year
	2006	2005	2004
Net sales	$1,550,180	$1,344,100	$1,243,851
Cost of sales and related buying, occupancy and distribution expenses	1,096,693	952,680	884,291
Gross profit	453,487	391,420	359,560

Selling, general and administrative expenses	352,870	296,543	274,265
Store opening costs	7,825	3,210	2,172
Interest, net of income of $175, $226, and $87, respectively	5,011	2,958	2,515
Income before income tax	87,781	88,709	80,608
Income tax expense	32,479	32,822	29,220
Net income	$55,302	$55,887	$51,388

Basic and diluted earnings per share data:

Basic earnings per share	$1.33	$1.38	$1.25
Basic weighted average shares outstanding	41,559	40,569	41,136

Diluted earnings per share	$1.25	$1.27	$1.15
Diluted weighted average shares outstanding	44,111	44,040	44,763

The accompanying notes are an integral part of these statements.

Stage Stores, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year
	2006	2005	2004
Cash flows from operating activities:
Net income	$55,302	$55,887	$51,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,534	41,519	36,638
Gain on insurance proceeds related to property, equipment and leasehold improvements	(2,151)	-	-
Deferred income taxes	6,397	(1,006)	4,710
Stock option income tax benefits	7,234	4,968	7,593
Stock compensation expense	4,827	738	272
Amortization of debt issue costs	447	447	446
Excess tax benefits from stock based compensation	(6,925)	-	-
Provision for bad debts	-	-	311
Proceeds from sale of proprietary credit card portfolios, net	4,436	-	34,764
Construction allowances from landlords	8,946	13,302	3,104
Other changes in operating assets and liabilities:
Decrease in accounts receivable	-	-	2,880
Increase in merchandise inventories	(47,814)	(2,077)	(21,901)
(Increase) decrease in other assets	(7,001)	(17,926)	1,679
(Decrease) increase in accounts payable and other liabilities	(14,067)	10,155	10,510
Net cash provided by operating activities	55,165	106,007	132,394

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(71,914)	(75,168)	(47,890)
Acquisition of B.C. Moore, net of cash acquired	(35,622)	-	-
Proceeds from insurance and retirements of property, equipment and leasehold improvements	2,440	2,018	16
Net cash used in investing activities	(105,096)	(73,150)	(47,874)

Cash flows from financing activities:
Proceeds from (payments on):
Borrowings under revolving credit facility, net	13,635	-	(10,700)
Repurchases of common stock	(21,579)	(48,687)	(61,701)
Finance lease obligations	-	-	1,650
Debt obligations	(74)	(125)	(891)
Exercise of warrants	27,354	1,874	-
Exercise of stock options	10,771	8,656	12,844
Excess tax benefits from stock based compensation	6,925	-	-
Cash dividends	(4,918)	(1,347)	-
Net cash provided by (used in) financing activities	32,114	(39,629)	(58,798)

Net (decrease) increase in cash and cash equivalents	(17,817)	(6,772)	25,722

Cash and cash equivalents:
Beginning of period	33,683	40,455	14,733
End of period	$15,866	$33,683	$40,455

Supplemental disclosures:
Interest paid	$4,191	$2,666	$1,870
Income taxes paid	$34,920	$30,917	$8,513
Unpaid liabilities for capital expenditures	$4,190	$1,340	$3,524

The accompanying notes are an integral part of these statements.

Stage Stores, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands)
							Accumulated
							Other
	Common		Additional	Treasury			Comprehensive
	Stock		Paid-in	Stock		Retained	Income
	Shares	Amount	Capital	Shares	Amount	Earnings	(Loss)	Total

Balance, January 31, 2004	46,302	$463	$374,388	(3,182)	$(33,127)	$128,614	$-	$470,338

Net income	-	-	-	-	-	51,388	-	51,388
Minimum pension liability adjustment, net of tax of $0.3 million	-	-	-	-	-	-	(451)	(451)
Comprehensive income								50,937

Repurchases of common stock	-	-	-	(3,756)	(61,701)	-	-	(61,701)
Stock options exercised	1,859	19	12,825	-	-	-	-	12,844
Stock option income tax benefits	-	-	7,593	-	-	-	-	7,593
Stock-based compensation expense	-	-	272	-	-	-	-	272
Recognition of pre-reorganization deferred tax assets	-	-	990	-	-	-	-	990

Balance, January 29, 2005	48,161	$482	$396,068	(6,938)	$(94,828)	$180,002	$(451)	$481,273

Net income	-	-	-	-	-	55,887	-	55,887
Minimum pension liability adjustment,
net of tax of $0.9 million	-	-	-	-	-	-	(1,530)	(1,530)
Comprehensive income								54,357

Dividends on common stock	-	-	-	-	-	(1,347)	-	(1,347)
Repurchases of common stock	-	-	-	(2,734)	(48,687)	-	-	(48,687)
Warrants exercised	-	-	1,874	-	-			1,874
Stock options exercised	1,389	14	8,642	-	-	-	-	8,656
Stock option income tax benefits	-	-	4,968	-	-	-	-	4,968
Stock-based compensation expense	-	-	738	-	-	-	-	738

Balance, January 28, 2006	49,550	$496	$412,290	(9,672)	$(143,515)	$234,542	$(1,981)	$501,832

Cumulative effect of changes in accounting principles (Note 2)	-	-	-	-	-	(9,804)	-	(9,804)

Net income	-	-	-	-	-	55,302	-	55,302
Minimum pension liability adjustment, net of tax of $0.6 million	-	-	-	-	-	-	1,000	1,000
Comprehensive income								56,302

Cumulative effect of adoption of SFAS No. 158 net of tax of $(0.6) million	-	-	-	-	-	-	(927)	(927)
Dividends on common stock	-	-	-	-	-	(4,918)	-	(4,918)
Issuance of stock award	10	-	-	-	-	-	-	-
Repurchases of common stock	-	-	-	(1,036)	(21,579)	-	-	(21,579)
Warrants exercised	3,338	33	27,321	-	-	-	-	27,354
Stock options exercised	1,445	14	10,757	-	-	-	-	10,771
Stock option income tax benefits	-	-	7,234	-	-	-	-	7,234
Stock-based compensation expense	-	-	4,827	-	-	-	-	4,827
Recognition of pre-reorganization deferred tax assets	-	-	316	-	-	-	-	316

Balance, February 3, 2007	54,343	$543	$462,745	(10,708)	$(165,094)	$275,122	$(1,908)	$571,408

The accompanying notes are an integral part of these statements.

Stage Stores, Inc.
Notes to Consolidated Financial Statements

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of business: Stage Stores, Inc. (the “Company”) is a Houston, Texas-based regional, specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family.  As of February 3, 2007, the Company operated 655 stores located in 33 states under the Stage, Bealls and Palais Royal names throughout the South Central states, and under the Peebles name throughout the Midwestern, Southeastern, Mid-Atlantic and New England states.

Principles of consolidation: The consolidated financial statements include the accounts of Stage Stores, Inc. and its subsidiaries.  All intercompany transactions have been eliminated in consolidation.

Fiscal year: References to a particular year are to the Company's fiscal year which is the 52 or 53 week period ending on the Saturday closest to January 31st of the following calendar year.  For example, a reference to "2006" is a reference to the fiscal year ended February 3, 2007.  Fiscal years 2005 and 2004 were 52 week years and fiscal 2006 is a 53 week year.

Use of estimates:The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  On an ongoing basis, the Company evaluates its estimates, including those related to inventory, deferred tax assets, goodwill, intangible asset, long-lived assets, sales returns, pension obligations, self-insurance and contingent liabilities.  Actual results could differ from these estimates.  Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances.

Stock Splits:  On January 5, 2007 the Company's Board of Directors approved a 3-for-2 stock split of the Company’s common stock, $.01 par value, which was paid in the form of a stock dividend on January 31, 2007 to shareholders of record at the close of business on January 18, 2007.  The Company issued approximately 18.1 million shares of common stock as a result of the stock split.

On July 5, 2005, the Company's Board of Directors approved a 3-for-2 stock split of the Company’s common stock, $.01 par value, which was paid in the form of a stock dividend on August 19, 2005 to shareholders of record of the Company’s common stock at the close of business on August 4, 2005.  The Company issued approximately 10.8 million shares of common stock as a result of the stock split.

 The share and per share information included in these consolidated financial statements have been restated to reflect these stock splits for all periods presented.

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

Merchandise inventories: The Company values its inventory at the lower of cost or market under a weighted average cost method (the “cost method”) of accounting effective as of January 29, 2006. Prior to this date, the Company valued its inventory using the retail method of accounting.  See Note 2 for a discussion on changes in accounting principles.

The former retail method of accounting for inventory involved applying a calculated cost-to-retail ratio to the Company’s retail value of inventories.  Based on a review of the historical clearance markdowns, current business trends, planned clearance promotion events and the level of ownership of clearance merchandise, an adjustment to inventory was recorded to reflect additional markdowns which were estimated to be necessary to liquidate existing clearance inventories and reduce inventories to the lower of cost or market.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Stock-based compensation.  The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”) in the first quarter of 2006 using the modified prospective application method.  SFAS 123(R) requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which the employee is required to provide services in exchange for the award.  See Note 10 for disclosures regarding stock-based compensation.

Vendor allowances: The Company receives consideration from its merchandise vendors in the form of allowances and reimbursements.  Given the promotional nature of the Company’s business, the allowances are generally intended to offset the Company’s costs of handling, promoting, advertising and selling the vendors’ products in its stores. Vendor allowances related to the purchase of inventory, including those discussed in Note 3, are recorded as a reduction to the cost of inventory until sold.  Vendor allowances are recognized as a reduction of cost of goods sold or the related selling expense when the purpose for which the vendor funds were intended to be used has been fulfilled and amounts have been authorized by vendors.

Property, equipment and leasehold improvements: Additions to property, equipment and leasehold improvements are recorded at cost and depreciated over their estimated useful lives using the straight-line method.  Property, equipment and leasehold improvements acquired through the acquisitions of Peebles Inc. (“Peebles”) and B.C. Moore & Sons, Incorporated (“B.C. Moore”), have been recorded at estimated fair market values as of the respective date of each acquisition.  The estimated useful lives of leasehold improvements do not exceed the term of the related lease, including applicable available renewal options where appropriate.  The estimated useful lives in years are generally as follows:

Buildings & improvements	20
Store and office fixtures and equipment	5-10
Warehouse equipment	5-15
Leasehold improvements- stores	5-12.5
Leasehold improvements- corporate office	20

Impairment of long-lived asset:   Property, plant and equipment and other long-lived assets, including acquired definite-lived intangibles and other assets, are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on impairment indicators such as the nature of the assets’ physical condition, the future economic benefit of the asset, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated fair value of the asset. Management's judgment is necessary to estimate fair value.  Accordingly, actual results could vary from those estimates.

During 2006, 2005 and 2004, the Company, as a result of its ongoing review of the performance of its stores, identified certain stores whose cash flow trends indicated that the carrying value of leasehold improvements may not be fully recoverable.  Impairment charges for these stores of $1.0 million, $0.6 million and $0.9 million were recorded in cost of sales on the consolidated statements of income in 2006, 2005 and 2004, respectively.  The charges reflect the difference between these stores' carrying value and fair value.

Goodwill:  Goodwill represents the excess of consideration over the fair value of tangible and intangible net assets acquired in connection with the acquisitions of Peebles and B.C. Moore.

Intangible asset:  In connection with acquisitions, other intangible assets separate and apart from goodwill are required to be recognized if such assets arise from contractual or other legal rights or if such assets are separable from the acquired business.  Determining a fair value for such items requires a high degree of judgment, assumptions and estimates.  As a part of the acquisition of Peebles, the Company acquired the rights to the tradename and trademark (collectively the “Tradename”) of “Peebles,” which was identified as an indefinite life intangible.  The value of the Tradename was determined to be $14.9 million at the time of the Peebles acquisition.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Impairment of goodwill and intangible asset:  Goodwill and indefinite life intangible assets are not amortized but are tested for impairment annually or more frequently when indicators of impairment exist.  The Company completed its annual impairment test during the fourth quarter of 2006 and determined there was no impairment of existing goodwill and intangible asset.

Debt issuance costs:  Debt issuance costs of $2.2 million are accounted for as a deferred charge and amortized over the term of the related financing agreement.  Accumulated amortization was $1.5 million and $1.0 million at February 3, 2007 and January 28, 2005, respectively.

Financial instruments: The Company records all financial instruments at cost.  The cost of all financial instruments approximates fair value.

Revenue recognition:  Revenue from sales is recognized at the time of sale, net of any returns. The Company records deferred revenue on its balance sheet for the sale of gift cards and recognizes this revenue upon the redemption of gift cards in net sales.  The Company similarly records deferred revenue on its balance sheet for merchandise credits issued related to customer returns and recognizes this revenue upon the redemption of the merchandise credits.

Gift card and merchandise credit liability: Unredeemed gift cards and merchandise credits, net of estimated breakage, are recorded as a liability. Gift card and merchandise credit breakage income (“breakage income”) is recognized based upon historical redemption patterns and represents the balance of gift cards and merchandise credits for which the Company believes the likelihood of redemption is remote.  The Company’s gift cards and merchandise credits are considered to be a large pool of homogeneous transactions.  During the fourth quarter of fiscal 2006, the Company accumulated enough historical data for the first time to determine the breakage rate of approximately 4% and objectively determine the estimated time period of actual redemptions.  As a result, the Company recognized approximately $4.6 million of breakage income in the fourth quarter of fiscal 2006.  As 2006 was the first year in which the Company recognized breakage income, the amount recognized includes the breakage income related to gift cards sold and merchandise credits issued since the inception of the various programs.  This income is recorded as other income and is included in the Consolidated Statement of Income as a reduction in selling, general and administrative expenses.

Store opening expenses:  Costs related to the opening of new stores are expensed as incurred.  Store opening expenses include the rent accrued during the rent holiday period on new and relocated stores.

Advertising expenses: Advertising costs are charged to operations when the related advertising takes place.  Advertising costs were $54.8 million, $48.9 million and $43.7 million, for 2006, 2005 and 2004, respectively, which are net of advertising allowances received from vendors of $10.9 million, $9.6 million and $8.7 million, respectively.

Rent expense:  The Company records rent expense on a straight-line basis over the lease term, including the build out period, and where appropriate, applicable available lease renewal option periods.  The difference between the payment and expense in any period is recorded as deferred rent in other long-term liabilities in the Consolidated Balance Sheets.  The Company records construction allowances from landlords when earned as a deferred rent credit in other long-term liabilities.  Such deferred rent credit is amortized over the related term of the lease, commencing the date the Company earns the construction allowance, as a reduction of rent expense.  The deferred rent credit was $38.3 million and $31.3 million as of February 3, 2007 and January 28, 2006, respectively.

Certain leases provide for contingent rents that are not measurable at inception.  These contingent rents are primarily based on a percentage of sales that are in excess of a predetermined level.  These amounts are excluded from minimum rent and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable.

Income taxes: The provision for income taxes is computed based on the pretax income included in the Consolidated Statements of Income.  The asset and liability approach is used to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and the tax basis of assets and liabilities.  A valuation allowance is established if it is more likely than not that some portion of the deferred tax asset will not be realized.  See Note 13 for additional disclosures regarding income taxes and deferred income taxes.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Earnings per share: Basic earnings per share is computed using the weighted average number of common shares outstanding during the periods.  Diluted earnings per share is computed using the weighted average number of common shares as well as all potentially dilutive common share equivalents outstanding.  Stock options, stock appreciation rights (“SARS”) and non-vested stock grants  were the only potentially dilutive share equivalents the Company had outstanding at February 3, 2007.  The Company’s earnings per share computations for 2006, 2005 and 2004 were impacted by warrants outstanding and exercised during 2006.

The following table summarizes the components used to determine total diluted shares (in thousands):

	Fiscal Year
	2006	2005	2004
Basic weighted average shares outstanding	41,559	40,569	41,136
Effect of dilutive securities:
Stock options, SARS and non-vested stock grants	1,428	1,610	1,833
Warrants	1,124	1,861	1,794
Diluted weighted average shares outstanding	44,111	44,040	44,763

The following table summarizes the number of options and SARS to purchase shares of common stock that were outstanding but were not included in the computation of diluted earnings per share because the exercise price of the options and SARS was greater than the average market price of the common shares (in thousands):

	Fiscal Year
	2006	2005	2004

Number of anti-dilutive options and SARS outstanding	43	357	445

Recent accounting standards: In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB No. 115” (“SFAS 159”).  SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective for the Company’s fiscal year ending January 31, 2009. The Company is currently assessing the impact of this statement on its consolidated financial statements.

 In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”).  SFAS 158 requires an employer to recognize an asset for a plan’s over funded status or a liability for a plan’s under funded status, measure a plan’s assets and its obligations that determine its funded status as of the date of the employer’s fiscal year-end, and recognize changes in the funded status in the year in which the changes occur.  The Company adopted this statement during fiscal 2006.  See Note 11.   Effective for fiscal years ending after December 15, 2008, SFAS 158 requires a company to measure the funded status of a plan as of the date of its year-end statement of financial position. As of the end of 2008, the Company will be required to measure the funded status of its plans as of January 31, 2009.  The Company is currently assessing the impact of the change in the measurement date provision of this statement on its consolidated financial statements.

 In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company’s fiscal year beginning February 3, 2008.  The Company is currently assessing the impact of this statement  on its consolidated financial statements.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 Quantifying Misstatements (“SAB 108”), which provides guidance for quantifying financial statement misstatements. SAB 108, establishes the use of the dual approach that requires quantification of financial statement errors based on the effects of the errors in both the balance sheet and the income statement.  SAB 108 is effective for public companies for the first fiscal year ending after November 15, 2006. SAB 108 permits public companies to record the cumulative effect of initially applying the dual approach in the first year ending after November 15, 2006, by recording the necessary correcting adjustments to the carrying values of the assets and liabilities as of the beginning of the year with the offsetting adjustment recorded to the opening balance of retained earnings.  The Company adopted SAB 108 in 2006. The adoption of SAB 108 did not have an impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions.  FIN 48 requires that a company recognize in its consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position.  FIN 48 is effective for the Company’s fiscal year beginning February 4, 2007.  Any cumulative effect recorded as a result of adopting FIN 48 will be recorded as an adjustment to opening retained earnings.  The Company does not expect the impact of adoption of this statement to have a material impact on its consolidated financial statements.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement,” (“EITF 06-03”).  EITF 06-03 concluded that the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer, such as sales, use, value added and certain excise taxes is an accounting policy decision that should be disclosed in a company’s financial statements.  Additionally, companies that record such taxes on a gross basis should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant.  EITF 06-03 is effective for the Company’s fiscal year beginning February 4, 2007.  The Company does not expect this statement to have a material impact on its consolidated financial statements.

 In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 156”).  SFAS 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”).  SFAS 156 requires an entity to separately recognize financial assets as servicing assets or servicing liabilities each time it undertakes an obligation to service a financial asset by entering into certain kinds of servicing contracts.  The entity must also initially measure all separately recognized servicing assets and servicing liabilities at fair value, if practicable.  Servicing assets and servicing liabilities subsequently measured at fair value must be separately presented in the statement of financial position and additional disclosures are required for all separately recognized servicing assets and servicing liabilities.  SFAS 156 is effective for the Company’s fiscal year beginning February 4, 2007.  The Company does not expect this statement to have a material impact on its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS 140. This Statement also resolves issues addressed in Statement SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133.  SFAS 140 is amended to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued during fiscal years beginning after September 15, 2006. The Company does not expect this statement to have a material impact on its consolidated financial statements.

 In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”).  SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle and correction of errors. The Company adopted this statement during 2006.  See Note 2 to the Consolidated Financial Statements.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 2 – CHANGES IN ACCOUNTING PRINCIPLES

The Company changed its method of accounting for merchandise inventories from the retail method to the weighted average cost method (the “cost method”) during the second quarter of 2006, retrospectively applied as of the beginning of 2006. The Company believes the cost method is preferable as it results in an inventory valuation that more closely reflects the acquisition cost of the Company’s inventory.  In addition, the cost method provides for a better matching of cost of sales with related sales.  Cost of sales under the cost method represents the weighted average cost of the individual item sold rather than the cost of an item based on an average margin realized on an entire department as under the retail method.  In connection with the change in its method of accounting for merchandise inventories to the cost method, the Company also changed its accounting policy related to its historical treatment of distribution center costs associated with preparing inventory for sale, such as distribution payroll, benefits, occupancy, depreciation, and other direct operating expenses, and now capitalizes these related costs. The Company believes it is preferable to capitalize these costs as it incorporates a key component of the costs associated with preparing inventory for sale into the valuation of inventory on a cost basis and achieves a better matching of cost of sales with related sales.  The effect of the changes in accounting principles for periods prior to 2006 is not determinable as the period-specific information required to value inventory on the cost method is not available for periods prior to January 29, 2006.  As stated in SFAS 154, when it is impracticable to determine the cumulative effect of applying a change in accounting principle to any prior period, the new accounting principle shall be applied as if the changes were made prospectively as of the earliest date practicable.  Therefore, the Company adopted the new methods of accounting for inventory retrospectively to January 29, 2006, the first day of 2006.  The  effect of the changes in accounting principles on inventory values as of the beginning of 2006 was a net reduction  of $15.6 million, of which $21.5 million was a reduction related to the change to the cost method, partially offset by a $5.9 million increase related to capitalizing distribution center costs.  Approximately $9.8 million, net of tax of approximately $5.8 million, was recorded as a reduction of retained earnings in the Statement of Stockholders’ Equity as of the beginning of 2006.

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

The following is a summary of other accounting policies related to merchandise inventories under the cost method:

Freight and Other Purchase Costs – The Company includes in inventory the cost of freight to the Company’s distribution center and to stores as well as duties and fees related to import purchases.

Lower of Cost or Market Reserve– The Company maintains a lower of cost or market reserve for inventory where the cost of an individual item is greater than the selling price less a reasonable profit margin net of incremental selling costs.

Vendor Allowances– The Company receives consideration from its merchandise vendors in the form of allowances and reimbursements.  Vendor allowances including those discussed in Note 3 related to the purchase of inventory are recorded as a reduction to the cost of inventory until sold.

The changes in accounting principles did not impact net cash provided by operating activities, net cash used in investing activities, or net cash provided by financing activities as reported in the Consolidated Statement of Cash Flows.  The following table sets forth the financial statement line items for the fourteen and fifty-three weeks ended February 3, 2007 that were affected by the changes in accounting principles:

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

		Changes in Accounting Principles
	Under Retail Method	Change to Cost Method	Capitalization of Distribution Center Costs	As Adjusted for the Effect of Changes
	(in thousands - except earnings per share)

Consolidated Balance Sheet at February 3, 2007
Merchandise inventories, net	$350,946	$(23,972)	$5,789	$332,763
Current deferred taxes	16,503	8,871	(2,143)	23,231
Total current assets	425,827	(15,101)	3,646	414,372
Total assets	836,441	(15,101)	3,646	824,986
Retained earnings	286,577	(15,101)	3,646	275,122
Stockholders' equity	582,863	(15,101)	3,646	571,408
Total liabilities and stockholders' equity	836,441	(15,101)	3,646	824,986

Consolidated Statement of Income for fourteen weeks ended February 3, 2007
Cost of sales and related buying, occupancy and distribution expenses	344,471	(13,172)	1,959	333,258
Gross profit	146,716	13,172	(1,959)	157,929
Income before income tax	51,555	13,172	(1,959)	62,768
Income tax expense	18,979	4,913	(730)	23,162
Net income	32,576	8,259	(1,229)	39,606

Basic and diluted earnings per share:
Basic earnings per share	0.75	0.19	(0.03)	0.91
Diluted earnings per share	0.72	0.18	(0.03)	0.88

Consolidated Statement of Income for fifty-three weeks ended February 3, 2007
Cost of sales and related buying, occupancy and distribution expenses	1,094,072	2,481	140	1,096,693
Gross profit	456,108	(2,481)	(140)	453,487
Income before income tax	90,402	(2,481)	(140)	87,781
Income tax expense	33,449	(918)	(52)	32,479
Net income	56,953	(1,563)	(88)	55,302

Basic and diluted earnings per share:
Basic earnings per share	1.37	(0.04)	-	1.33
Diluted earnings per share	1.29	(0.04)	-	1.25

Consolidated Statement of Cash Flows for fifty-three weeks ended February 3, 2007
Net income	56,953	(1,563)	(88)	55,302
Deferred income taxes	7,367	(918)	(52)	6,397
Increase in merchandise inventories	(50,435)	2,481	140	(47,814)

NOTE 3 – CORRECTION OF ERROR IN ACCOUNTING FOR DISTRIBUTION HANDLING CREDITS

During the thirteen weeks ended July 29, 2006, the Company changed its historical accounting for credits received from vendors for handling charges at the Company’s distribution centers.   The Company had historically recorded such credits as a reduction, or offset, to distribution center operating costs.  In order to correct its accounting practice to be in accordance with EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received by a Vendor”, the Company will now defer recognition of these credits by recording a reserve against its inventory value, and will recognize the benefit as the merchandise is sold.  The effect of the error of not previously deferring these credits received was considered not to be material to the Company’s previously issued financial statements under SAB No. 99 “Materiality” and APB Opinion No. 28, “Interim Financial Reporting”.   The Company recorded a $3.8 million non-cash charge to cost of sales in the thirteen weeks ended July 29, 2006, which represented the cumulative effect of the correction of the error as of April 29, 2006.  The portion of such correction relating to prior fiscal years of $3.3 million was not considered material to the Company’s 2006 operating results.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

The following table reflects the impact of deferring the distribution handling credits by period (in thousands):

Cumulative effect of prior years (recorded in second quarter)	$3,275
First quarter 2006 (recorded in second quarter)	519
Second quarter 2006	311
Third quarter 2006	1,167
Fourth quarter 2006	(1,012)

NOTE 4 – ACQUISITION OF B.C. MOORE

On February 27, 2006, the Company acquired 100% of the common stock of privately held B.C. Moore.  In purchasing B.C. Moore, the Company acquired 78 retail locations, which are located in small markets throughout Alabama, Georgia, North Carolina and South Carolina. The Company successfully completed the conversion of 69 of the acquired stores to its Peebles name and format in 2006.  The remaining 9 non-converted stores were closed.  The acquisition expands and strengthens the Company’s position in the Southeastern United States, and is consistent with its corporate strategy of increasing the concentration of its store base into smaller markets.  The purchase price of the acquisition was approximately $35.6 million, net of cash acquired, and was negotiated as an arms length transaction between two unrelated entities.  The acquisition has been accounted for under the purchase method of accounting, and accordingly, the results of operations of B.C. Moore are included in the Company’s consolidated financial statements from the date of acquisition, which for accounting purposes was February 26, 2006, the beginning of the Company’s second fiscal period.

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

As of February 3, 2007, goodwill of $16.0 million, which is not deductible for tax purposes, has been recorded related to this acquisition.

NOTE 5 - SALE OF PRIVATE LABEL CREDIT CARD PORTFOLIOS

On September 12, 2003,  the Company sold the Stage Stores portfolio (the “Stage Portfolio”) of private label credit card accounts, as well as other assets related to its private label credit card program, to World Financial Network National Bank (the “Bank”) and Alliance Data Systems, Inc. (“ADS”).  As part of the sale, the Company entered into a ten year program agreement (the “Program Agreement”) as of the sale date with ADS.  In connection with the sale, the Company received prepaid marketing funds of $13.3 million, which are being recognized as an offset to marketing expense pro rata over the ten year term of the agreement.  At February 3, 2007 and January 28, 2006, $7.5 million and $8.9 million, respectively, of these prepaid marketing funds were recorded as non-current liabilities.  The Program Agreement was amended and restated on March 5, 2004 (the “Amended and Restated Program Agreement”) in connection with the sale of Peebles Inc.’s private label credit card portfolio as discussed below.  Under the agreement as it relates to the Stage Portfolio, during the initial year credit sales were processed at no charge (i.e., discount) to the Company.  Beginning October 1, 2004, and adjusted quarterly thereafter based on the then trailing twelve month portfolio performance, if the defined net yield is above or below the specified range, the Company receives a premium or pays a discount on sales generated using the private label credit card equal to 50% of the excess or shortfall of the specified yield range divided by the defined portfolio yield turn rate.  The Amended and Restated Program Agreement provides for automatic one-year renewal terms at expiration.  The Company realized $5.0 million, $4.9 million and $1.9 million of premiums on credit sales related to this agreement during 2006, 2005, and 2004, respectively which have been recorded as a reduction to selling, general and administrative expenses.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

On November 4, 2003, the Company acquired Peebles, a privately held, similarly focused retail company headquartered in South Hill, Virginia. In this acquisition, the Company also acquired Peebles' private label credit card portfolio.  On March 5, 2004, the Company sold this private label credit card portfolio to the Bank.  At closing, the Company received consideration of approximately $34.8 million, which approximated the amount of account balances outstanding at the time of closing.  Under the terms of the Amended and Restated Program Agreement, the Company is obligated to reimburse the Bank up to a total of $3.5 million, based on the non-attainment of a defined net portfolio yield performance during the first three years after the sale (the “measurement period”), with a calculation of the cumulative amount due related to this obligation on each of the first three anniversary dates of the agreement.  At the time of the sale, an estimated liability of $3.5 million was recorded for this potential obligation. The Amended and Restated Program Agreement also provides for the Company to receive 50% of the excess collected yield above the defined portfolio yield performance through the third and final measurement period.

 The Company paid the Bank approximately $0.5 million on the initial anniversary date after the sale of the Peebles private label credit card portfolio, which reduced the recorded liability to $3.0 million, as a result of the actual net portfolio yield falling below the defined net portfolio yield during the initial year of the measurement period.  Based on the improving trend in the actual net portfolio yield during 2005, the Company recorded a benefit of $3.0 million to reverse the remaining recorded liability related to the Peebles private label credit card portfolio.   The Company received $1.3 million in April 2006 after the second anniversary measurement period.  This amount represented repayment of the approximately $0.5 million paid to the Bank on the first anniversary measurement period as well as approximately $0.8 million in proceeds as a result of the 50% sharing arrangement on collected yield above the defined portfolio yield through the second anniversary date of the Amended and Restated Program Agreement.   However, the Company has not and will not recognize any additional benefit under the Amended and Restated Program Agreement until the third year anniversary date in March 2007, as this is considered a gain contingency.  Accordingly, the $1.3 million received in April 2006 is recorded as a current liability in the accompanying balance sheet as of February 3, 2007.

In connection with the acquisition of B.C. Moore (see Note 4), the Company acquired the B.C. Moore private label credit card portfolio.  On June 30, 2006, the Company sold this private label credit card portfolio to the Bank.  At closing, the Company received consideration of approximately $4.4 million and has no further obligation with regard to the sale of this portfolio.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 6 - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements were as follows (in thousands):

	February 3, 2007	January 28, 2006
Land	$1,732	$1,742
Buildings and improvements	14,760	14,200
Fixtures and equipment	252,833	209,898
Leasehold improvements	176,675	141,386
	446,000	367,226
Accumulated depreciation	167,161	123,135
	$278,839	$244,091

Depreciation expense was $45.5 million, $41.2 million and $36.5 million for fiscal years 2006, 2005 and 2004, respectively.

NOTE 7 - DEBT OBLIGATIONS

Debt obligations consist of the following (in thousands):

	February 3, 2007	January 28, 2006
Revolving Credit Facility	$13,635	$-
Capital and finance lease obligations	2,979	3,053
	16,614	3,053
Less: Current portion of debt obligations	86	74
	$16,528	$2,979

Minimum annual payments required under existing finance lease obligations (net of present value thereof) as of February 3, 2007 are as follows (in thousands):

	Minimum Lease Payments	Less: Interest	Net Present Value
2007	$510	$424	$86
2008	510	410	100
2009	510	393	117
2010	510	375	135
2011	510	353	157
Thereafter	3,886	1,502	2,384
Total	$6,436	$3,457	$2,979

The Company has a $250.0 million senior secured revolving credit facility (the "Revolving Credit Facility") that matures August 21, 2008. Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement.  The daily interest rates under the Revolving Credit Facility are determined by a prime rate or Eurodollar rate plus an applicable margin as set forth in the Revolving Credit Facility agreement.  Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility.  The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements.  During 2006 and 2005, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 6.9% and $42.5 million and 5.6% and $19.1 million, respectively.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

The Company also issues letters of credit to support certain merchandise purchases, which are required to collateralize retained risks and deductibles under various insurance programs.  The Company had outstanding letters of credit totaling approximately $13.6 million at February 3, 2007, all of which were collateralized by the Company's Revolving Credit Facility.  These letters of credit expire within twelve months of issuance.  Excess borrowing availability under the Revolving Credit Facility at February 3, 2007, net of letters of credit outstanding and outstanding borrowings, was $177.5 million.

The Revolving Credit Facility contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the amount of capital expenditures, payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions.  At February 3, 2007, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility.

While infrequent in occurrence, occasionally the Company is responsible for the construction of leased stores and for paying project costs.  Emerging Issues Task Force (“EITF”) Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” (“EITF 97-10”) requires the Company to be considered the owner (for accounting purposes) of this type of project during the construction period.  Such leases are accounted for as finance lease obligations with the amounts received from the landlord being recorded in debt obligations.  Interest expense is recognized at a rate that will amortize the finance lease obligation over the initial term of the lease.  As a result, the Company has recorded approximately $3.0 million as a finance lease obligation for two leases with interest rates ranging from 12.3% to 16.9% on its Consolidated Balance Sheet related to two store leases where EITF 97-10 was applicable as of February 3, 2007 and January 28, 2006.

NOTE 8 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The components of accrued expenses and other current liabilities were as follows (in thousands):

	February 3, 2007	January 28, 2006

Accrued compensation and benefits	$22,053	$20,091
Accrued occupancy	9,253	8,740
Gift card and merchandise credit liability	8,564	10,878
Sales and use tax	8,015	4,940
Other	27,256	19,774
	$75,141	$64,423

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 9 - STOCKHOLDERS' EQUITY

Prior to their expiration on August 23, 2006, 3.3 million of the Company’s warrants were exercised, with one share of common stock issued for each warrant exercised.  Proceeds from the exercise of these warrants totaled approximately $27.3 million.

Prior to January 5, 2007, the Company’s Board of Directors had approved various stock repurchase programs, all of which have been completed. On January 5, 2007, the Company’s Board of Directors approved an additional stock repurchase program authorizing the Company to repurchase up to $50.0 million of its outstanding common stock, of which approximately $46.2 million remained available for repurchase as of February 3, 2007. Under these programs additional amounts of outstanding common stock could be repurchased using proceeds from the exercise of employee stock options.  At February 3, 2007, approximately $7.9 million was available to the Company for stock repurchases with proceeds from the exercise of employee stock options.

Prior to January 5, 2007, the Company initiated a quarterly cash dividend of $0.017 per share during the third quarter of 2005 and during the second quarter of 2006 the Company increased its quarterly cash dividend to $0.033 per share.  On March 2, 2007, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share on the Company's common stock.

NOTE 10 – STOCK BASED COMPENSATION

In the first quarter of 2006, the Company adopted the provisions of SFAS 123(R), using the modified prospective application method.  Accordingly, compensation expense has been recorded ratably in selling, general and administrative expense for any remaining unvested stock options as of the effective date and for any new awards issued thereafter.  Prior periods presented have not been restated.

The provisions of SFAS 123(R) require an entity to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees.  That cost is recognized in the Consolidated Statements of Income over the period during which an employee is required to provide service in exchange for the award.  In addition, SFAS 123(R) requires that excess tax benefits realized from the exercise of stock options be reported as a financing cash inflow instead of as a reduction of taxes paid in cash flow from operations in the Statement of Cash Flows.

The following table summarizes the stock compensation expense by type of grant for fiscal year 2006 (in thousands, except per share amounts):

Fiscal Year 2006

Stock options and SARs	$3,198
Non-vested stock	597
Performance shares	1,032

Total compensation expense	4,827
Related tax benefit	(1,786)
$3,041

Earnings per share:
Basic	$0.07
Diluted	0.07

As of February 3, 2007, the Company had unrecognized compensation cost of $9.9 million related to stock-based compensation awards granted.  That cost is expected to be recognized over a weighted average period of 2.0 years.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

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

The following table illustrates the effect on net income and earnings per share for fiscal 2005 and 2004, as if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation”, for the grant of stock-based compensation (in thousands, except per share amounts):

	Proforma
	Fiscal Year
	2005	2004

Net income, as reported	$55,887	$51,388

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	465	174

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,515)	(2,874)
Pro forma net income	$53,837	$48,688

Earnings per share:
Basic - as reported	$1.38	$1.25
Basic - pro forma	1.33	1.18

Diluted - as reported	$1.27	$1.15
Diluted - pro forma	1.22	1.09

The following table provides the significant weighted average assumptions used in determining the estimated fair value at the date of grant under the Black-Scholes option-pricing model of each type of award granted in fiscal years 2006, 2005 and 2004:

	Fiscal Year
	2006	2005	2004

Expected volatility	32.7% - 38.1%	32.9%- 33.8%	27.9-36.0%
Weighted average volatility	37.0%	33.2%	30.4%
Risk free rate	4.7% - 4.9%	3.7% - 4.8%	1.9% - 3.6%
Expected life of options (in years)	3.0 - 4.7	3.0 - 4.0	3.0 - 4.0
Expected dividend yield	0.3% - 0.6%	0.0% - 0.2%	0.0%

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

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)
Stock Incentive Plan

As approved by the Company’s shareholders, the Company established the Amended and Restated 2001 Equity Incentive Plan (the “Equity Incentive Plan”) to reward, retain, and attract key personnel.  The Equity Incentive Plan provides for grants of nonqualified or incentive stock options, stock appreciation rights (“SARs”), performance shares or units, stock units, and stock grants.  To fund the Equity Incentive Plan, 12,375,000 shares of the Company’s common stock have been reserved for issuance upon exercise of awards.

Stock Options and SARs

The right to exercise stock options and SARs, to be settled by issuance of common stock, generally vests over four years from the date of grant, with 25% vesting at the end of each of the first four years following the date of grant.  Options issued prior to January 29, 2005, will generally expire if not exercised ten years from the date of the grant while options and SARs granted after that date generally expire if not exercised seven years from the date of grant.  The weighted average grant date fair value for options and SARs granted during fiscal 2006, 2005 and 2004 is $6.76, $5.95 and $4.73, respectively.

A summary of option and SARs activity under the Equity Incentive Plan as of February 3, 2007, and changes during the fifty-three weeks ended February 3, 2007, are detailed below:

	Number of Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 28, 2006	5,289,443	9.72
Granted	935,694	19.18
Forfeited	(214,829)	14.99
Exercised	(1,447,472)	7.47
Outstanding at February 3, 2007	4,562,836	$12.09	5.4	$46,404

Vested or expected to vest at February 3, 2007	4,302,468	$11.73	5.4	$45,305

Exercisable at February 3, 2007	2,798,953	$8.39	5.0	$38,821

The following table summarizes information about stock option awards and SARs that were not yet vested as of February 3, 2007 as well as  changes for the fifty-three weeks ended  February 3, 2007:

Stock Options/ SARs	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at January 28, 2006	1,440,458	$4.99
Granted	935,694	6.75
Vested	(397,440)	4.65
Forfeited	(214,829)	4.67
Non-vested at February 3, 2007	1,763,883	6.15

The aggregate intrinsic value of options and SARs, defined as the amount by which the market price of the underlying stock on the date of exercise exceeds the exercise price of the option, exercised during fiscal  2006, 2005 and 2004 was $20.0 million, $13.6 million and $19.1 million, respectively.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Non-vested Stock

The Company has granted shares of non-vested stock to members of management and independent directors. None of these grants have been forfeited since issuance.  The following table summarizes information about the nonvested stock granted by the Company as of February 3, 2007:

Period Granted	Shares Granted	Vested and Issued	Shares Oustanding	Grant Date Fair Value per Share	Vesting Schedule
2004	22,500		22,500	$15.79	Three-year cliff
Q1 2006	45,000	(15,000)	30,000	18.74	Three-year ratable
Q2 2006	38,847		38,847	21.90	Three-year cliff
Q3 2006	7,500		7,500	21.59	Three-year cliff
Q4 2006	2,569		2,569	22.60	Three-year cliff

Total	116,416	(15,000)	101,416

The total fair value and aggregate intrinsic value of non-vested stock that vested during fiscal 2006 was $0.3 million.   The weighted-average grant date fair value for non-vested shares granted in 2006 and 2004 was $20.38 and $15.79, respectively.  The non-vested stock converts one for one to common stock at the end of the vesting period at no cost to the employee to which it is awarded.   The payment of the tax liability for the non-vested shares that vested during fiscal 2006 was satisfied by withholding shares with a fair value equal to the tax liability, thus the actual number of shares issued was 9,532.

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

The following table summarizes information about the performance shares granted by the Company as of February 3, 2007:

Period Granted	Target Shares Granted	Target Shares Forfeited	Target Shares Outstanding	Grant Date Fair Value per Share	Vesting Schedule
2004	41,490	(6,255)	35,235	$14.41	Three-year cliff
2005	62,915	(1,976)	60,939	17.39	Three-year cliff
Q1 2006	96,750	-	96,750	19.18	Three-year cliff
Q2 2006	1,338	-	1,338	20.19	Three-year cliff

Total	202,493	(8,231)	194,262

The weighted-average grant date fair value for performance stock awards in 2006, 2005 and 2004 was $19.19, $17.39 and $14.41, respectively and equals the market price on the date of grant.  On March 28, 2007, 27,691 shares of common stock were deemed to have been earned related to the 2004 performance stock grant.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 11 - BENEFIT PLANS

401(k) Plans: The Company has a contributory 401(k) savings plan (the "401(k) Plan") covering substantially all qualifying employees.  Under the 401(k) Plan, participants may contribute up to 25% of their qualifying earnings, subject to certain restrictions.  The Company currently matches 50% of each participant's contributions, limited up to 6% of each participant's compensation under the Plan.  The Company may make discretionary matching contributions during the year.  The Company's matching contributions expense for the 401(k) Plan were approximately $1.2 million, $1.1 million and $1.0 million in 2006, 2005 and 2004, respectively.

Deferred Compensation Plans:  The Company has two deferred compensation plans (the “Deferred Compensation Plans”) which provide executives, certain officers and key employees of the Company with the opportunity to participate in unfunded, deferred compensation programs that are not qualified under the Internal Revenue Code of 1986, as amended, (the "Code").  Generally, the Code and the Employee Retirement Income Security Act of 1974, as amended, restrict contributions to a 401(k) plan by highly compensated employees.  The Deferred Compensation Plans are intended to allow participants to defer income on a pre-tax basis.  Under the Deferred Compensation Plans, participants may defer up to 50% of their base salary and up to 100% of their bonus and earn a rate of return based on actual investments chosen by each participant.  The Company has established grantor trusts for the purposes of holding assets to provide benefits to the participants. The total value of assets held in the grantor trusts at February 3, 2007 and January 28, 2006 recorded in other non-current assets, net were $17.9 million and $12.8 million, respectively. For the plan involving the executives and certain officers, the Company will match 100% of each participant’s contributions, up to 10% of the sum of their base salary and bonus.  For the plan involving other key employees, the Company may make a bi-weekly discretionary matching contribution.  The Company currently matches 50% of each participant's contributions, up to 6% of the participant's compensation offset by the contribution the Company makes to the participant's 401(k) account, if any.  For both plans, Company contributions are vested 100%.  In addition, the Company may, with approval by the Board of Directors, at its sole discretion, make an additional employer contribution in any amount with respect to any participant as is determined in its sole discretion.  The Company's matching contribution expense for the Deferred Compensation Plans was approximately $1.2 million, $1.1 million, and $1.0 million, for 2006, 2005 and 2004, respectively.  At February 3, 2007 and January 28, 2006, $17.9 million and $12.8 million, respectively, were included in other long-term liabilities related to these deferred compensation plans.

Non-Employee Director Equity Compensation Plan:  In 2003, the Company adopted, and the Company's shareholders approved, the 2003 Non-Employee Director Equity Compensation Plan.  150,000 shares of the Company’s stock have been reserved to fund this plan.  Under this plan, non-employee Directors have the option to defer all or a portion of their annual compensation fees and to receive such deferred fees in the form of restricted stock or deferred stock units as defined in this plan.  At February 3, 2007 and January 28, 2006, $0.2 million and $0.1 million, respectively, was deferred under this plan.

Frozen Defined Benefit Plans:  The Company sponsors a defined benefit plan, which covers substantially all employees who had met eligibility requirements and were enrolled prior to June 30, 1998 (“the Stage Plan”).  This plan was frozen effective June 30, 1998.  In connection with the acquisition of Peebles, the Company acquired the Employees Retirement Plan of Peebles Inc., which covers certain participants who, in 1997, had reached certain age and years of service requirements.  This plan was closed to new participants at February 1, 1998.  In connection with the acquisition of B.C. Moore, the company acquired the Pension Plan of B.C. Moore & Sons, Inc., which covers certain participants who had reached certain age and years of service requirements. This plan was closed to new participants and was frozen effective January 31, 2006.  Benefits for the plans (the "Retirement Plans" or the “Plans”) are administered through trust arrangements, which provide monthly payments or lump sum distributions.  Benefits under the Plans were based upon a percentage of the participant's earnings during each year of credited service.  Any service after the date the Plans were frozen will continue to count toward vesting and eligibility for normal and early retirement for existing participants.  The measurement date used to determine pension benefit obligations was January 31, 2007 for the plans acquired from Peebles and B.C. Moore and December 31, 2006 for the Stage Plan.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

The Company adopted SFAS 158 during 2006.  The following table summarizes the impact of the initial adoption of SFAS 158 at February 3, 2007 (in thousands):

	Prior to SFAS 158	SFAS 158 Adjustment	Post SFAS 158 Adjustments
Accrued benefit liability	$(11,853)	$(1,478)	$(13,331)
Accumulated other comprehensive loss	1,562	1,478	3,040

The estimated net loss in accumulated other comprehensive loss that is projected to be recognized as a component of net periodic benefit cost during the next fiscal year is not expected to be material.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Information regarding the Retirement Plans is as follows (in thousands):

	Fiscal Year
	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$37,312	$37,626
Acquisition of B.C. Moore, February 27, 2006	12,319	-
Service cost	38	49
Interest cost	2,627	2,090
Actuarial (gain)/loss	(2,369)	1,446
Plan disbursements	(2,583)	(3,899)
Settlement paid	(2,881)	-
Projected benefit obligation at end of year	44,463	37,312

Change in plan assets:
Fair value of plan assets at beginning of year	26,552	27,986
Acquisition of B.C. Moore, February 27, 2006	6,595	-
Actual return on plan assets	2,268	1,110
Employer contributions	1,181	1,355
Plan disbursements	(2,583)	(3,899)
Settlement paid	(2,881)	-
Fair value of plan assets at end of year	31,132	26,552

Funded status	(13,331)	(10,761)
Net actuarial loss	-	5,251
Net amount recognized	N/A	$(5,510)

Amount recognized in the consolidated balance sheet consist of:
Accrued benefit liability - current portion	(947)	(181)
Accrued benefit liability - non-current portion	(12,384)	(8,473)
Accumulated other comprehensive loss, pre-tax (1)	3,040	3,144
Net amount recognized	N/A	$(5,510)

Weighed-average assumptions:
For determining benefit obligations at year-end:
Discount rate	6.00%	5.50%
Rate of compensation increase (2)	3.00%	3.00%

For determining net periodic cost for year:
Discount rate	5.50%	5.75%
Rate of compensation increase (2)	3.00%	3.00%
Expected return on assets	7.60%	7.94%

(1)Consists solely of net actuarial loss as there are no prior service costs.
(2)Applicable only to Peebles plan representing $2.3 million of the total $44.5 million projected benefit obligation at February 3, 2007.

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

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

The allocations of Plans’ assets by category are as follows:

	2007 Target	Fiscal Year
	Allocation	2006	2005
Equity securities	61%	58%	66%
Fixed income securitities	27	25	16
Managed futures (1)	7	6	7
Market neutral (2)	-	-	5
Other - primarily cash	5	11	6
Total	100%	100%	100%

________________________________________________
(1) Comprised of separate funds employing diversified long/short strategies.
(2)Comprised of separate funds that aim to produce almost the same profit regardless of market circumstances.

The Company employs a total return investment approach whereby a mix of equities, fixed income and managed futures investments are used to maximize the long-term return on plan assets for a prudent level of risk.  The investment portfolio primarily contains a diversified mix of equity, fixed-income and managed futures funds.  The equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value, and small and large capitalizations.  The fixed income securities investments are diversified across U.S. government securities, high quality corporate securities and fixed income funds. The managed futures funds employ diversified long/short investment strategies.  Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews and annual liability measurements.  The market neutral strategies are one dollar long / one dollar short to emphasize security selection while reducing the impact of the equity markets on returns.

The components of pension cost for the Retirement Plans were as follows (in thousands):

	Fiscal Year
	2006	2005	2004
Net periodic pension cost for the fiscal year:
Service cost	$38	$49	$47
Interest cost	2,627	2,090	2,221
Expected return on plan assets	(2,504)	(2,080)	(2,188)
Net loss amortization	197	-	-
Net periodic pension cost	358	59	80
(Gain) or loss due to settlement or curtailment	(119)	27	(22)
Total pension cost	$239	$86	$58

The Company’s funding policy is to make contributions to maintain the minimum funding requirements for its pension obligations in accordance with the Employee Retirement Income Security Act.  The Company may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover short-term liquidity needs of the plans in order to maintain current invested positions.  The Company expects to contribute between $0.9 million to $2.1 million during 2007.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

The following benefit payments are expected to be paid (in thousands):

Fiscal Year
2007	$3,749
2008	3,345
2009	3,889
2010	4,008
2011	3,487
Fiscal years 2012 - 2016	18,391

The accumulated benefit obligation for the plans was $42.9 million and $35.1 million at February 3, 2007 and January 28, 2006, respectively.   The accumulated benefit obligation was in excess of plan assets for all plans.

NOTE 12 - OPERATING LEASES

The Company leases stores, its corporate headquarters, and equipment under operating leases.  Such leases generally contain renewable options and require that the Company pay for utilities, taxes and maintenance expense.  A number of store leases provide for escalating minimum rent. The Company records rent expense on a straight-line basis, evenly dividing rent expense over the lease term, including the build-out period, and where appropriate, applicable available lease renewal option periods.  The difference between the payment and expense in any period is recorded as deferred rent in other long-term liabilities in the Consolidated Balance Sheets.  The Company records construction allowances from landlords as a deferred rent credit when earned in the Consolidated Balance Sheets.  Such deferred rent credit is amortized over the related term of the lease, commencing with the date the Company earns the construction allowance, as a reduction of rent. Certain leases provide for contingent rents that are not measurable at inception.  These contingent rents are primarily based on a percentage of sales that are in excess of a predetermined level.  These amounts are excluded from minimum rent but are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable.

The Company has renewal options for most of its store leases.  Rent expense for operating leases for fiscal years 2006, 2005 and 2004 was $58.2 million, $54.6 million and $52.2 million, respectively, and includes minimum rentals of $53.8 million, $49.1 million and $46.1 million in 2006, 2005 and 2004, respectively.  Rent expense also includes contingent rentals of $5.9 million, $5.6 million and $5.3 million in 2006, 2005 and 2004, respectively, and sublease rental income of $0.06 million, $0.04 million and $0.03 million in 2006, 2005 and 2004, respectively.

Minimum rental commitments on long-term non-cancelable operating leases at February 3, 2007, net of sub-lease rental income, are as follows (in thousands):

Fiscal Year

2007	$57,232
2008	59,867
2009	53,134
2010	45,512
2011	39,057
Thereafter	151,681
Total	$406,483

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)
NOTE 13 - INCOME TAXES

All Company operations are domestic.  Income tax expense consisted of the following (in thousands):

	Fiscal Year
	2006	2005	2004
Federal income tax expense:
Current	$24,598	$32,386	$23,579
Deferred	5,377	(2,252)	3,285
	29,975	30,134	26,864
State income tax expense:
Current	1,199	1,444	931
Deferred	1,305	1,244	1,425
	2,504	2,688	2,356

	$32,479	$32,822	$29,220

Reconciliation between the federal income tax expense charged to income before income tax computed at statutory tax rates and the actual income tax expense recorded follows (in thousands):

	Fiscal Year
	2006	2005	2004
Federal income tax expense at the statutory rate	$30,724	$31,048	$28,213
State income taxes, net	1,627	1,747	1,532
Other, net	128	27	(525)
	$32,479	$32,822	$29,220

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Deferred tax assets (liabilities) consist of the following (in thousands):

	February 3, 2007	January 28, 2006
Gross deferred tax assets
Net operating loss carryforwards	$5,177	$2,624
Accrued expenses	3,808	2,918
Pension obligations	4,973	3,202
Lease obligations	14,934	12,289
Inventory	13,494	12,590
Deferred compensation	8,148	4,927
Deferred income	7,574	8,328
	58,108	46,878
Gross deferred tax liabilities:
State income taxes	(1,229)	(1,234)
Depreciation and amortization	(30,705)	(28,948)
Other	(234)	(102)
	(32,168)	(30,284)
Valuation allowance	(1,805)	(2,184)
Net deferred tax assets	$24,135	$14,410

Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS 109”) requires recognition of future tax benefits of deferred tax assets to the extent such realization is more likely than not.  Consistent with the requirements of SFAS 109, the tax benefits recognized related to pre-reorganization deferred tax assets have been recorded as a direct addition to additional paid-in-capital.  The remaining valuation allowance of $1.8 million at February 3, 2007, was established for state net operating losses, which may expire prior to utilization.

The Company has net operating loss carryforwards for state income tax purposes of approximately $36.4 million which, if not utilized, will expire in varying amounts between 2007 and 2021. The Company has net operating loss carryforwards for federal income tax purposes of  approximately $9.0 million, which, if not utilized, will expire in varying amounts between 2023 and 2026.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 14 – SEGMENT REPORTING

The Company reports in a single operating segment – the operation of retail department stores.  Revenues from customers are derived from merchandise sales.  The Company does not rely on any major customer as a source of revenue.

The following table sets forth the distribution of net sales between the Company’s various merchandise categories by percentage of sales:

	Fiscal Year
Department	2006	2005	2004

Men's/Young Men's	19%	19%	19%
Misses Sportswear	17	17	17
Children's	12	12	12
Footwear	12	12	12
Junior Sportswear	9	9	9
Accessories	8	8	7
Cosmetics	6	6	6
Special Sizes	6	6	5
Dresses	4	4	5
Intimates	3	3	4
Home & Gifts	3	3	3
Outerwear, Swimwear and Other	1	1	1
	100%	100%	100%

NOTE 15- COMMITMENTS AND CONTINGENCIES

On August 16, 2006, the Company announced that it had decided to delay the release of its second quarter results pending the completion of an internal review of its inventory valuation methodology.

On October 24, 2006, the Company reported that it had completed its review of the Company’s inventory valuation methodology. Based upon this review process, and with the concurrence of the Audit Committee of the Company’s Board of Directors, the Company concluded that its historical use of the retail method of inventory valuation (the “retail method”) that had been used in reporting results of operations during and for periods preceding fiscal 2005 was acceptable, and that, other than an immaterial error related to historical accounting for credits received from vendors for handling charges at the Company’s distribution centers, which the Company corrected in the second quarter of 2006, no errors had occurred in previously issued financial statements. Therefore, no restatements of the Company’s previously issued financial statements for 2005 or earlier years were required. However, as described in Note 2, and as also reported in its October 24, 2006 press release, the Company changed its method of accounting for merchandise inventories from the retail method to the weighted average cost method (the “cost method”) effective with the beginning of 2006.

On August 21, 2006, the Company received a letter from the staff of the SEC’s Division of Enforcement (the “Staff”) indicating that it was conducting a non-public inquiry concerning the Company’s internal review of its historical inventory accounting practices referenced in its August 16, 2006 press release. Following the October 24, 2006 announcement, the Company provided the Staff with requested materials regarding its internal review. On January 31, 2007, the Company received a second letter from the Staff seeking additional information related to the Company's previously announced review. The Company has responded to this and subsequent requests and continues to fully cooperate with the Staff. The Staff has informed the Company that the informal inquiry should not be construed as an indication by the SEC or the Staff that any violation of law has occurred.

Although the Company cannot predict the outcome of this matter, it does not expect that this informal inquiry will have a material adverse effect on its previously reported consolidated financial condition or results of operations.

From time to time, the Company and its subsidiaries are involved in various legal proceedings arising in the ordinary course of their business.  Management does not believe that any pending legal proceedings, either individually or in the aggregate, are material to the financial position, results of operations or cash flows of the Company or its subsidiaries.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 16 - QUARTERLY FINANCIAL INFORMATION (unaudited)

The following table shows quarterly information (in thousands, except per share amounts):

	Fiscal Year 2006
	Q1	Q2	Q3	Q4
Net sales	$343,541	$362,104	$353,348	$491,187
Gross profit	99,670	95,578	100,310	157,929
Net income	$9,045	$3,853	$2,798	$39,606

Basic earnings per common share	$0.23	$0.10	$0.07	$0.91
Diluted earnings per common share	$0.21	$0.09	$0.06	$0.88

Basic weighted average shares	39,880	40,033	42,511	43,651
Diluted weighted average shares	43,500	43,542	44,384	44,954

	Fiscal Year 2005
	Q1	Q2	Q3	Q4
Net sales	$310,060	$309,430	$306,044	$418,566
Gross profit	104,162	82,769	90,715	113,774
Net income	$20,522	$6,513	$9,146	$19,706

Basic earnings per common share	$0.50	$0.16	$0.23	$0.50
Diluted earnings per common share	$0.46	$0.15	$0.21	$0.45

Basic weighted average shares	41,201	40,838	40,545	39,693
Diluted weighted average shares	44,960	44,729	44,253	43,404

See Note 2 regarding changes in accounting principles related to merchandise inventories and Note 3 regarding correction of error in accounting for distribution handling credits.  Accordingly, gross profit by quarter for fiscal year 2006 and 2005 are not comparable.  The following is a summary of the impact in 2006 as compared to 2005 of the changes in accounting principles and correction of error on gross profit by quarter.

	Increase (Decrease) to Gross Profit
	Q1	Q2	Q3	Q4	Total
Change to cost method	$(19,500)	$5,171	$(1,324)	$13,172	$(2,481)
Capitalization of certain distribution center costs	743	(100)	1,176	(1,959)	(140)
Correction of error in accounting for distribution handling credits	-	(4,105)	(1,167)	1,012	(4,260)
	$(18,757)	$966	$(1,315)	$12,225	$(6,881)