Form 10-Q
period 2007-05-05
STAGE STORES INC
filed 2007-06-07
CIK 6885

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2007

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

As of June 1, 2007, there were 43,096,651 shares of the registrant's common stock outstanding.

References to a particular year are to Stage Stores’ fiscal year, which is the 52 or 53 week period ending on the Saturday closest to January 31st of the following calendar year. For example, references to “2006” mean the fiscal year ended February 3, 2007 and a reference to "2007" is a reference to the fiscal year ending February 2, 2008. 2006 consisted of 53 weeks while 2007 will consist of 52 weeks.

PART I - FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

Stage Stores, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par values)
(Unaudited)

	May 5, 2007	February 3, 2007

ASSETS
Cash and cash equivalents	$20,406	$15,866
Merchandise inventories, net	366,937	332,763
Current deferred taxes	23,166	23,231
Prepaid expenses and other current assets	21,753	42,512
Total current assets	432,262	414,372

Property, equipment and leasehold improvements, net	281,513	278,839
Goodwill	95,374	95,374
Intangible asset	14,910	14,910
Other non-current assets, net	24,498	21,491
Total assets	$848,557	$824,986

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$102,203	$85,477
Current portion of debt obligations	90	86
Accrued expenses and other current liabilities	61,974	75,141
Total current liabilities	164,267	160,704

Debt obligations	24,869	16,528
Other long-term liabilities	80,825	76,346
Total liabilities	269,961	253,578

Commitments and contingencies

Common stock, par value $0.01, 64,603 shares authorized, 54,982 and 54,343 shares issued, respectively	550	543
Additional paid-in capital	472,274	462,745
Less treasury stock - at cost, 11,119 and 10,708 shares, respectively	(174,377)	(165,094)
Accumulated other comprehensive loss	(1,908)	(1,908)
Retained earnings	282,057	275,122
Stockholders' equity	578,596	571,408
Total liabilities and stockholders' equity	$848,557	$824,986

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Income
(in thousands, except earnings per share)
(Unaudited)

	Thirteen Weeks Ended May 5, 2007	Thirteen Weeks Ended April 29, 2006

Net sales	$358,244	$343,541
Cost of sales and related buying, occupancy and distribution expenses	259,919	243,871
Gross profit	98,325	99,670

Selling, general and administrative expenses	82,288	83,633
Store opening costs	755	815
Interest, net of income of $0 and $100, respectively	769	807
Income before income tax	14,513	14,415

Income tax expense	5,406	5,370
Net income	$9,107	$9,045

Basic earnings per share data:

Basic earnings per share	$0.21	$0.23

Basic weighted average shares outstanding	43,507	39,880

Diluted earnings per share data:

Diluted earnings per share	$0.20	$0.21

Diluted weighted average shares outstanding	44,790	43,500

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Thirteen Weeks Ended May 5, 2007	Thirteen Weeks Ended April 29, 2006
Cash flows from operating activities:
Net income	$9,107	$9,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,546	11,085
Deferred income taxes	(520)	(6,071)
Stock-based compensation tax benefits	3,448	1,075
Stock-based compensation expense	1,521	1,025
Amortization of debt issue costs	100	112
Excess tax benefits from stock based compensation	(3,400)	(998)
Construction allowances from landlords	2,786	2,524
Other changes in operating assets and liabilities:
Increase in merchandise inventories	(34,174)	(51,999)
Decrease in other assets	18,217	21,232
Increase in accounts payable and other liabilities	8,909	15,133
Total adjustments	8,433	(6,882)
Net cash provided by operating activities	17,540	2,163

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(17,888)	(14,080)
Acquisition of B.C. Moore, net of cash	-	(35,622)
Proceeds from sale of property and equipment	31	-
Net cash used in investing activities	(17,857)	(49,702)

Cash flows from financing activities:
Proceeds from (payments on):
Borrowings under revolving credit facility, net	8,365	41,540
Repurchases of common stock	(9,283)	(7,124)
Debt obligations	(20)	(17)
Exercise of stock options and warrants	4,567	1,863
Excess tax benefits from stock based compensation	3,400	998
Cash dividends	(2,172)	(665)
Net cash provided by financing activities	4,857	36,595
Net increase (decrease) in cash and cash equivalents	4,540	(10,944)

Cash and cash equivalents:
Beginning of period	15,866	33,683
End of period	$20,406	$22,739

Supplemental disclosures:
Interest paid	$651	$558
Income taxes paid	$74	$8,433
Unpaid liabilities for capital expenditures	$533	$-

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statement of Stockholders' Equity
For the Thirteen Weeks Ended May 5, 2007
(in thousands)
(Unaudited)

							Accumulated
	Common		Additional	Treasury			Other
	Stock		Paid-in	Stock		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Total

Balance, February 3, 2007	54,343	$543	$462,745	(10,708)	$(165,094)	$275,122	$(1,908)	$571,408

Net income	-	-	-	-	-	9,107	-	9,107
Dividends on common stock	-	-	-	-	-	(2,172)	-	(2,172)
Repurchases of common stock	-	-	-	(411)	(9,283)	-	-	(9,283)
Stock options exercised	620	7	4,560	-	-	-	-	4,567
Issuance of stock awards	19	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	1,521	-	-	-	-	1,521
Stock-based compensation tax benefits	-	-	3,448	-	-	-	-	3,448

Balance, May 5, 2007	54,982	$550	$472,274	(11,119)	$(174,377)	$282,057	$(1,908)	$578,596

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The accompanying Condensed Consolidated Financial Statements (Unaudited) of Stage Stores, Inc. (“Stage Stores” or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Those adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The Condensed Consolidated Financial Statements (Unaudited) should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto filed with Stage Stores’ Annual Report on Form 10-K for the year ended February 3, 2007. References to a particular year are to Stage Stores’ fiscal year, which is the 52 or 53 week period ending on the Saturday closest to January 31st of the following calendar year. For example, references to “2006” mean the fiscal year ended February 3, 2007 and a reference to "2007" is a reference to the fiscal year ending February 2, 2008. 2006 consisted of 53 weeks while 2007 will consist of 52 weeks.

Stage Stores is a Houston, Texas-based regional, specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family. As of May 5, 2007, the Company operated 667 stores located in 33 states under the Stage, Bealls and Palais Royal names throughout the South Central states, and under the Peebles name throughout the Midwestern, Southeastern, Mid-Atlantic and New England states.

Stock Split: On January 5, 2007, the Company’s Board of Directors approved a 3-for-2 stock split of the Company’s common stock, $0.01 par value, which was paid in the form of a stock dividend on January 31, 2007 to shareholders of record at the close of business on January 18, 2007. The Company issued approximately 18.1 million shares of common stock as a result of the stock split. The share and per share information included in the accompanying Condensed Consolidated Financial Statements (Unaudited) have been restated to reflect the stock split for all prior periods presented.

Recent Accounting Standards: In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires that a company recognize in its consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transitions. FIN 48 is effective for the Company’s fiscal year beginning February 4, 2007. The Company has evaluated and concluded that there were no significant uncertain tax positions, as defined by FIN 48, requiring recognition in its financial statements. No adjustments were required upon the adoption of FIN 48. See Note 6.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement,” (“EITF 06-03”). EITF 06-03 concluded that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, such as sales, use, value added and certain excise taxes is an accounting policy decision that should be disclosed in a company’s financial statements. Additionally, companies that record such taxes on a gross basis should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The Company adopted the provisions of EITF 06-03 on February 4, 2007 and presents taxes within the scope of this issue on a net basis.  This statement did not have a material impact on the Company’s consolidated financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140.” SFAS No. 156 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 156 requires an entity to separately recognize financial assets as servicing assets or servicing liabilities each time it undertakes an obligation to service a financial asset by entering into certain kinds of servicing contracts. The entity must also initially measure all separately recognized servicing assets and servicing liabilities at fair value, if practicable. Servicing assets and servicing liabilities subsequently measured at fair value must be separately presented in the statement of financial position and additional disclosures are required for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for the Company’s fiscal year beginning February 4, 2007. This statement did not have a material impact on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement also resolves issues addressed in Statement SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133. SFAS 140 is amended to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued during fiscal years beginning after September 15, 2006. This statement did not have a material impact on the Company’s consolidated financial statements.

2.	Stock-Based Compensation

The following table summarizes stock compensation expense by type of grant for the thirteen weeks ended May 5, 2007 and April 29, 2006 (in thousands):

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006

Stock options and stock appreciation rights ("SARs")	$989	$729
Non-vested stock	306	100
Performance shares	226	196

Total compensation expense	$1,521	$1,025

As of May 5, 2007, the Company had unrecognized compensation cost of $14.4 million related to stock-based compensation awards granted. That cost is expected to be recognized over a weighted average period of 1.9 years.

The following table provides the significant weighted average assumptions used in determining the estimated fair value at the date of grant under the Black-Scholes option-pricing model of each type of award granted in the first quarter of 2007 and 2006:

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006

Expected volatility	30.8%	32.7%
Weighted average volatility	30.8%	32.7%
Risk free rate	4.5%	4.8%
Expected life of options (in years)	4.5	4.7
Expected dividend yield	0.9%	0.3%

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

Stock Options and SARs

The right to exercise stock options and SARs, to be settled by issuance of common stock, generally vests over four years from the date of grant, with 25% vesting at the end of each of the first four years following the date of grant. Options issued prior to January 29, 2005 will generally expire if not exercised ten years from the date of the grant, while options and SARs granted after that date generally expire if not exercised seven years from the date of grant. The weighted average fair value for options and SARs granted during the first quarter of 2007 and 2006 on the grant date was $7.04 and $6.70, respectively.

A summary of option and SARs activity under the Equity Incentive Plan as of May 5, 2007, and changes during the thirteen weeks ended May 5, 2007, is detailed below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 3, 2007	4,562,836	$12.09
Granted	607,000	22.96
Exercised	(619,720)	7.37
Forfeited	(56,818)	18.30
Outstanding at May 5, 2007	4,493,298	$14.13	5.5	$31,073

Vested or expected to vest at May 5, 2007	4,195,252	$13.70	5.4	$30,815

Exercisable at May 5, 2007	2,414,140	$9.60	4.9	$27,644

The following table summarizes information about non-vested stock option awards and SARs as of May 5, 2007 and changes for the thirteen weeks ended May 5, 2007:

Stock Options/SARs	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at February 3, 2007	1,763,883	$6.15
Granted	607,000	7.04
Vested	(234,907)	6.35
Forfeited	(56,818)	6.09
Non-vested at May 5, 2007	2,079,158	6.40

The aggregate intrinsic value of options and SARs, defined as the amount by which the market price of the underlying stock on the date of exercise exceeds the exercise price of the option, exercised during the first quarter of 2007 and 2006 was $9.4 million and $2.9 million, respectively.

Non-vested Stock

The Company has granted shares of non-vested stock to members of management and independent directors. None of these grants have been forfeited since issuance. The non-vested stock converts one for one to common stock at the end of the vesting period at no cost to the employee to whom it is awarded. The non-vested stock generally vests at the end of a three-year period from the date of grant. The following table summarizes information about the non-vested stock granted by the Company as of May 5, 2007:

Period	Shares	Vested and	Shares	Weighted Average Grant Date Fair Value per
Granted	Granted	Issued	Oustanding	Share

2004	22,500		22,500	$15.79
2006	93,913	(15,000)	78,913	20.38
2007	32,666		32,666	22.96

Total	149,079	(15,000)	134,079

Performance Shares

The Company has granted performance shares to members of senior management, at no cost to the recipient, as a means of rewarding them for long-term performance based on shareholder return performance measures. A three-year performance cycle (the “Performance Cycle”) is established at the beginning of each performance shares grant and the amount of the award is determined by the Company’s performance on total shareholder return relative to an identified group of other companies (“Performance Group”) over the Performance Cycle. The actual number of shares that could be issued ranges from zero to a maximum of two times the number of granted shares outstanding as reflected in the table below. Compensation expense is based on the fair value at grant date and the anticipated number of shares of the Company’s common stock determined on a Monte Carlo probability model and is recorded ratably over the vesting period. Grant recipients do not have any rights of a shareholder in the Company with respect to common shares issuable under the grant until the shares have been issued. During the thirteen weeks ended May 5, 2007, 27,691 shares of common stock were deemed to have been earned related to the 2004 stock grant. The following table summarizes information about the performance shares that remain outstanding as of May 5, 2007:

Period	Target Shares	Target Shares	Target Shares	Weighted Average Grant Date Fair Value per
Granted	Granted	Forfeited	Outstanding	Share

2005	62,915	(1,772)	61,143	$17.39
2006	98,088	-	98,088	19.19
2007	78,500	-	78,500	22.96

Total	239,503	(1,772)	237,731

3.	Acquisition of B. C. Moore & Sons, Incorporated

On February 27, 2006, the Company acquired 100% of the common stock of privately held B.C. Moore & Sons, Incorporated (“B.C. Moore”). In purchasing B.C. Moore, the Company acquired 78 retail locations, located in small markets throughout Alabama, Georgia, North Carolina and South Carolina. The Company converted 69 of the acquired stores to its Peebles name and format in 2006 and the remaining 9 stores were closed. The purchase price of the acquisition was approximately $35.6 million, net of cash acquired, and was negotiated as an arms length transaction between two unrelated entities. The acquisition was accounted for under the purchase method of accounting, and accordingly, the results of operations of B.C. Moore were included in the Company’s consolidated financial statements from the date of acquisition which, for accounting purposes, was February 26, 2006, the beginning of the Company’s second fiscal monthly period of 2006.

4.	Sale of Private Label Credit Card Portfolios

On November 4, 2003, the Company acquired Peebles Inc. (“Peebles”), and also acquired Peebles' private label credit card portfolio. On March 5, 2004, the Company sold this private label credit card portfolio to World Financial Network National Bank (the "Bank"). At closing, the Company received consideration of approximately $34.8 million, which approximated the amount of account balances outstanding at the time of closing. Under the terms of the Amended and Restated Program Agreement dated March 5, 2004 (the “Amended and Restated Program Agreement”), the Company was obligated to reimburse the Bank up to a total of $3.5 million, based on the non-attainment of a defined net portfolio yield performance during the first three years after the sale (the “measurement period”), with a calculation of the cumulative amount due related to this obligation on each of the first three anniversary dates of the agreement. At the time of the sale, an estimated liability of $3.5 million was recorded for this potential obligation. The Amended and Restated Program Agreement also provided for the Company to receive 50% of the excess collected yield above the defined portfolio yield performance through the third and final measurement period.

The Company paid the Bank approximately $0.5 million on the initial anniversary date after the sale, which reduced the recorded liability to $3.0 million, as a result of the actual net portfolio yield falling below the defined net portfolio yield during the initial year of the measurement period. Based on the improving trend in the actual net portfolio yield during 2005, the Company recorded a benefit of $3.0 million to reverse the remaining recorded liability related to the Peebles private label credit card portfolio. The Company received $1.3 million in April 2006 after the second anniversary measurement period. This amount represented repayment of the approximately $0.5 million paid to the Bank on the first anniversary measurement period as well as approximately $0.8 million in proceeds as a result of the 50% sharing arrangement on collected yield above the defined portfolio yield through the second anniversary date of the Amended and Restated Program Agreement. The Company deferred recognition of this $1.3 million gain until after the third, and final, measurement period ended in March 2007. The Company received an additional $1.3 million in April 2007, which it also recognized in the current year first quarter.

In connection with the acquisition of B.C. Moore (see Note 3), the Company acquired the B.C. Moore private label credit card portfolio. On June 30, 2006, the Company sold this private label credit card portfolio to the Bank. At closing, the Company received $4.4 million and has no further obligation with regard to the sale of this portfolio.

5.	Debt Obligations

Debt obligations consist of the following (in thousands):

	May 5, 2007	February 3, 2007
Revolving Credit Facility	$22,000	$13,635
Finance lease obligations	2,959	2,979
	24,959	16,614
Less: Current portion of debt obligations	90	86
	$24,869	$16,528

On April 20, 2007, the Company amended its $250.0 million senior secured revolving credit facility (the "Revolving Credit Facility"), that originally would have matured on August 21, 2008, to (i) extend its term for five years through April 20, 2012, (ii) include an uncommitted accordion feature to increase the size of the Revolving Credit Facility to $350.0 million, and (iii) reduce the applicable margin rates by fifty basis points on Eurodollar rate based borrowings. Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. The daily interest rates under the Revolving Credit Facility are determined by a prime rate or Eurodollar rate plus an applicable margin as set forth in the Revolving Credit Facility agreement. Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility. The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements. For the thirteen weeks ended May 5, 2007, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 7.1% and $20.2 million, respectively.

The Company also issues letters of credit to support certain merchandise purchases and to collateralize retained risks and deductibles under various insurance programs. The Company had outstanding letters of credit totaling approximately $19.2 million at May 5, 2007, all of which were collateralized by the Company’s Revolving Credit Facility. These letters of credit expire within twelve months of issuance. Excess availability under the Revolving Credit Facility at May 5, 2007, net of letters of credit outstanding and outstanding borrowings, was $197.7 million.

The Revolving Credit Facility contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions. At May 5, 2007, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility.

While infrequent in occurrence, occasionally the Company is responsible for the construction of leased stores and for paying project costs. Emerging Issues Task Force (“EITF”) Issue 97-10, “The Effect of Lessee Involvement in Asset Construction,” requires the Company to be considered the owner (for accounting purposes) of this type of project during the construction period. Such leases are accounted for as finance lease obligations with the amounts received from the landlord being recorded in debt obligations. Interest expense is recognized at a rate that will amortize the finance lease obligation over the initial term of the lease. As a result, the Company has recorded approximately $3.0 million as a finance lease obligation for two leases with interest rates ranging from 12.3% to 16.9% on its Condensed Consolidated Balance Sheet (Unaudited) where EITF 97-10 was applicable as of May 5, 2007.

6.	Income Taxes

The provision for income taxes is computed based on the pretax income included in the Condensed Consolidated Statements of Income (Unaudited). The assets and liability approach is used to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and the tax basis of assets and liabilities. The classification of the tax provision between current and deferred taxes on the interim period financials is based on the expected relationship of these classifications on the tax provision for the full fiscal year.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is subject to U.S. federal income tax examinations by tax authorities for the fiscal year ended January 28, 2006 and forward. Although the outcome of tax audits is uncertain, the Company has concluded that there were no significant uncertain tax positions, as defined by FIN 48, requiring recognition in its financial statements. However, the Company may, from time to time, be assessed interest and/or penalties. In the event the Company receives an assessment for interest and/or penalties, it will be classified in the financial statements as income tax expense.

7.	Earnings per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the measurement period. Diluted earnings per share is computed using the weighted average number of common shares and all potentially dilutive common share equivalents outstanding during the measurement period. Stock options, SARs and non-vested stock grants were the only potentially dilutive share equivalents the Company had outstanding at May 5, 2007. The Company’s diluted earnings per share computation for the thirteen weeks ended April 29, 2006 was impacted by warrants outstanding during the period. Substantially all of these warrants were converted to common stock prior to their expiration in August 2006.

The following table summarizes the components used to determine diluted weighted average shares for each period (in thousands):

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
Basic weighted average shares outstanding	43,507	39,880
Effect of dilutive securities:
Stock options, SARs, and non-vested stock grants	1,283	1,697
Warrants	-	1,923
Diluted weighted average shares outstanding	44,790	43,500

The following table illustrates the number of stock options and SARs (in thousands) to purchase shares of common stock that were outstanding but not included in the computation of diluted earnings per share because the exercise price of the options and SARs was greater than the average market price of the common shares for each period:

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006

Number of anti-dilutive options and SARs outstanding	607	3

8.	Stockholders’ Equity

During the quarter ended May 5, 2007, the Company paid a cash dividend of $0.05 per share on the Company’s common stock, which totaled $2.2 million. On June 1, 2007, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share on the Company’s common stock.

On January 5, 2007, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $50.0 million of its outstanding common stock, of which approximately $37.2 million remained available for repurchase as of May 5, 2007. Under this program additional amounts of outstanding common stock can be repurchased using proceeds from the exercise of employee stock options. At May 5, 2007, approximately $16.0 million was available to the Company for stock repurchases with proceeds from the exercise of employee stock options. During the quarter ended May 5, 2007, the Company purchased 411,462 shares of its common stock at a cost of approximately $9.1 million. In addition, the payment of the recipient’s tax liability associated with the performance shares deemed to have been earned during the thirteen weeks ended May 5, 2007 was satisfied by withholding shares with a fair value equal to the tax liability of $0.2 million, thus the actual number of shares issued was 18,776.

9.	Retirement Plans

The Company sponsors three defined benefit plans (the “Retirement Plans”). One was closed to new participants at February 1, 1998 and one was frozen effective June 30, 1998. The third, which was assumed in connection with the acquisition of B.C. Moore on February 27, 2006, was frozen effective January 31, 2006.

The components of pension cost for the Retirement Plans are as follows (in thousands):

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
Service cost	$9	$10
Interest cost	646	611
Expected return on plan assets	(583)	(589)
Net loss amortization	5	39
Net periodic pension cost	$77	$71

The Company’s funding policy is to make contributions to maintain the minimum funding requirements for its pension obligations in accordance with the Employee Retirement Income Security Act. The Company may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover the short-term liquidity needs of the plans in order to maintain current invested positions. The Company expects to contribute approximately $0.9 million at a minimum to its Retirement Plans in 2007 and may elect to contribute additional amounts. For the thirteen weeks ended May 5, 2007, the Company has contributed $0.1 million to its Retirement Plans.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain statements in this Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the ability of the Company and its subsidiaries to maintain normal trade terms with vendors, the ability of the Company and its subsidiaries to comply with the various covenant requirements contained in the Company's Revolving Credit Facility (as defined below), the demand for apparel and other factors. The demand for apparel and sales volume can be affected by significant changes in economic conditions, including an economic downturn, employment levels in the Company’s markets, consumer confidence, energy and gasoline prices, and other factors influencing discretionary consumer spending. Other factors affecting the demand for apparel and sale volume include unusual weather patterns, an increase in the level of competition in the Company's market areas, competitors' marketing strategies, changes in fashion trends, changes in the average cost of merchandise purchased for resale, availability of product on normal payment terms and the failure to achieve the expected results of the Company's merchandising and marketing plans as well as its store opening plans. The occurrence of any of the above could have a material and adverse impact on the Company's operating results. Most of these factors are difficult to predict accurately and are generally beyond the Company's control. Readers should consider the areas of risk described in the Company’s Annual Report on Form 10-K for the year ended February 3, 2007 (“Form 10-K”). Readers should carefully review the Form 10-K in its entirety, including but not limited to the Company's financial statements and the notes thereto and the risks described in Item 1A - "Risk Factors" of the Form 10-K. Except for the Company's ongoing obligations to disclose material information under the Federal securities laws, the Company undertakes no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

General

Stage Stores is a Houston, Texas-based regional, specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family. As of May 5, 2007, the Company operated 667 stores located in 33 states under the Stage, Bealls and Palais Royal names throughout the South Central states, and under the Peebles name throughout the Midwestern, Southeastern, Mid-Atlantic and New England states. The Company's principal focus is on consumers in small and mid-size markets which the Company believes are under-served and less competitive. The Company believes that it is able to differentiate itself from the competition in the small and mid-size markets in which it operates by offering consumers access to basic as well as fashionable, brand name merchandise not typically carried by other retailers in the same market area. In the highly competitive metropolitan markets in which it operates, the Company competes against national department store chains, which similarly offer moderately priced, brand name and private label merchandise. As a way of differentiating itself from the competition in these larger metropolitan markets, the Company endeavors to offer consumers a high level of customer service in convenient locations.

On February 27, 2006, the Company acquired privately held B.C. Moore & Sons, Incorporated (“B.C. Moore”). In purchasing B.C. Moore, the Company acquired 78 retail locations, located in small markets throughout Alabama, Georgia, North Carolina and South Carolina. The Company converted 69 of the acquired stores to the Peebles name and format in 2006, and the remaining 9 locations were closed. The Company believes that the B.C. Moore acquisition expands and strengthens its position in the Southeastern United States, and is consistent with its corporate strategy of increasing the concentration of its store base into smaller markets.

The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements as included in the Form 10-K .

Results of Operations

The following table sets forth the results of operations as a percentage of sales for the periods indicated:

	Thirteen Weeks Ended
	May 5, 2007(1)	April 29, 2006(1)

Net sales	100.0%	100.0%
Cost of sales and related buying, occupancy and distribution expenses	72.6	71.0
Gross profit	27.4	29.0

Selling, general and administrative expenses	23.0	24.3
Store opening costs	0.2	0.2
Interest, net	0.2	0.2
Income before income tax	4.1	4.2

Income tax expense	1.5	1.6
Net income	2.5%	2.6%

(1) Percentages may not foot due to rounding.

Thirteen Weeks Ended May 5, 2007 Compared to Thirteen Weeks Ended April 29, 2006

Sales for the thirteen weeks ended May 5, 2007 (the “current year first quarter”) increased 4.3% to $358.2 million from $343.5 million for the thirteen weeks ended April 29, 2006 (the “prior year first quarter”). As comparable stores sales were essentially flat during the current year first quarter, the increase in total sales of $14.7 million was primarily due to a $35.6 million increase in sales generated by new stores that were not in the comparable store sales based in the prior year first quarter, partially offset by the loss of $3.0 million in sales from closed stores that were in operation during the prior year first quarter, as well as the inventory liquidation sales of $18.2 million generated by the acquired B.C. Moore stores prior to their conversion to Peebles stores in the prior year.

Comparable store sales, which are sales in stores open at least fourteen months prior to the reporting period, increased 0.1% in the current year first quarter as compared to a 3.2% increase in the prior year first quarter. Sales in the current year first quarter were negatively impacted by unseasonably cool and rainy weather in the Company’s market areas throughout much of April, which reduced demand for spring and summer goods. Despite the unseasonable weather, the Company achieved comparable store sales increases during the current year first quarter in certain key merchandise categories (i.e., those categories comprising greater than 5% of sales), namely dresses, cosmetics, plus sizes, accessories, special sizes and misses sportswear. On a market population basis, utilizing a ten mile radius from each store, the Company achieved an overall comparable store sales increase of 2.5% during the current year first quarter in its small market stores or those in market areas with populations of less than 50,000. In its mid-sized market stores, or those in market areas with populations of 50,000 to 150,000, comparable stores sales decreased by 2.5%. In its large market stores, or those in market areas with populations greater than 150,000, comparable store sales decreased 3.0%. The comparable stores sales decreases in the Company’s mid and large size markets during the current year first quarter are primarily reflective of the negative comparable store sales performance in the Stage division, which operates in these larger population markets. The negative comparable store sales in the Stage division was primarily due to a decline in sales of fall and winter clearance merchandise as the Stage division carried a lower level of such merchandise during the current year first quarter as compared to the prior year first quarter. Conversely, the Peebles division, which operates primarily in the smaller population markets, carried a higher level of fall and winter clearance merchandise during the current year first quarter as compared to the prior year first quarter which contributed to the Peebles division positive comparable store sales.

The following is a summary of the changes between the current year first quarter and the prior year first quarter in the components of cost of sales, expressed as a percent of sales:

Increase Quarter 1 2007
Merchandise cost of sales	1.0%
Buying, occupancy and distribution expenses	0.6
Increase in merchandise cost of sales and related buying, occupancy and distribution expenses rate	1.6%

Gross profit decreased 1.4% to $98.3 million for the current year first quarter from $99.7 million for the prior year first quarter. Gross profit, as a percent of sales, was 27.4% in the current year first quarter and 29.0% in the prior year first quarter. The decrease in the gross margin rate generally reflects the impact of the Company’s unfavorable sales mix during the current year first quarter related to the unseasonably cool weather, and having higher levels of clearance inventory in the Peebles stores during the current year first quarter as compared to the prior year first quarter, and a slight increase in freight expense. The unfavorable variance in buying, occupancy and distribution expenses generally reflects (i) higher costs of operations not benefiting from leveraging as a rate of sales and (ii) higher store depreciation expense related to new and relocated stores.

Selling, general and administrative (“SG&A”) expenses for the current year first quarter decreased $1.3 million, or 1.6%, to $82.3 million from $83.6 million in the prior year first quarter. As a percent of sales, SG&A expenses decreased to 23.0% in the current year first quarter from 24.3% in the prior year first quarter. The current year first quarter SG&A expenses were reduced by a gain of $2.6 million related to the March 2004 sale of the Peebles private label credit card portfolio (see Note 4 to the Condensed Consolidated Financial Statements (Unaudited)). The gain was a result of the portfolio achieving a yield during the three year measurement period beginning in March 2004 and ending March 2007 that was higher than the targeted portfolio yield benchmark, as defined in the credit card portfolio sales agreement. The prior year first quarter included higher SG&A expenses, as a rate of sales, for the B.C. Moore stores prior to their conversion and re-opening as Peebles stores totaling $5.4 million, which among other things, included the fee earned by the liquidator that managed operations of the stores during this period.

Store opening costs of $0.8 million include costs related to twelve stores opened and two stores relocated during the current year first quarter, as well as costs associated with stores that are scheduled to be opened or relocated in subsequent months. During the prior year first quarter, the Company incurred $0.8 million in store opening costs related to the opening of eight new stores and the relocation of two stores.

Net interest expense was $0.8 million in both the current year first quarter and the prior year first quarter. Interest expense is principally comprised of interest on borrowings under the Company’s Revolving Credit Facility (as defined below in “Liquidity and Capital Resources”), related letters of credit and commitment fees, amortization of debt issuance costs and interest on financing lease obligations. The weighted average interest rate was 7.1% for the current year first quarter and 6.8% for the prior year first quarter.

The Company’s effective tax rate for the current year first quarter was 37.3%, resulting in estimated income tax expense of $5.4 million in the current year first quarter. This compares to income tax expense of $5.4 million in the prior year first quarter during which the effective tax rate was also 37.3%. The Company’s effective tax rate is estimated to increase to 37.8% for 2007 as a result of legislation expected to be enacted in the second quarter, which subjects the Company to Texas income tax.

As a result of the foregoing, the Company had net income of $9.1 million for the current year first quarter as compared to net income of $9.0 million for the prior year first quarter.

Seasonality and Inflation

Historically, the Company's business is seasonal and sales are traditionally lower during the first three quarters of the year (February through October) and higher during the last three months of the year (November through January). The fourth quarter typically accounts for slightly more than 30% of the Company's annual sales, with the other quarters accounting for approximately 22% to 24% each. Working capital requirements fluctuate during the year and generally reach their highest levels during the third and fourth quarters. The Company does not believe that inflation had a material effect on its results of operations during the thirteen weeks ended May 5, 2007 and April 29, 2006.  However, there can be no assurance that the Company's business will not be affected by inflation in the future.

Liquidity and Capital Resources

The Company's liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows, (iii) normal trade credit terms from the vendor and factor community and (iv) its Revolving Credit Facility.

On April 20, 2007, the Company amended its $250.0 million senior secured revolving credit facility (the "Revolving Credit Facility"), that originally would have matured on August 21, 2008, to (i) extend its term for five years through April 20, 2012, (ii) include an uncommitted accordion feature to increase the size of the Revolving Credit Facility to $350.0 million and (iii) reduce the applicable margin rates by fifty basis points on Eurodollar rate based borrowings. Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. The daily interest rates under the Revolving Credit Facility are determined by a prime rate or Eurodollar rate plus an applicable margin as set forth in the Revolving Credit Facility agreement. Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility. The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements. For the thirteen weeks ended May 5, 2007, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 7.1% and $20.2 million, respectively.

The Revolving Credit Facility contains covenants that, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions. The Company continually monitors its liquidity position and compliance with those covenants. At May 5, 2007, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility.

The Company generated $17.5 million in cash from operating activities in the current year first quarter. Net income, adjusted for non-cash expenses such as depreciation and amortization, deferred income taxes, amortization of debt issue costs, stock compensation, and excess tax benefits from stock-based compensation provided cash of approximately $21.8 million. Changes in operating assets and liabilities used net cash of approximately $7.0 million, which included a $34.2 million increase in merchandise inventories due to the seasonal build of inventories, offset by a decrease in other assets of $18.2 million primarily due to a decrease in receivables from merchandise vendors, prepaid merchandise costs and taxes receivable. Additionally, cash flows from operating activities included construction allowances from landlords of $2.8 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

On January 5, 2007, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $50.0 million of its outstanding common stock, of which approximately $37.2 million remained available for repurchase as of May 5, 2007. Under this program additional amounts of outstanding common stock can be repurchased using proceeds from the exercise of employee stock options. At May 5, 2007, approximately $16.0 million was available to the Company for stock repurchases with proceeds from the exercise of employee stock options. During the quarter ended May 5, 2007, the Company purchased 411,462 shares of its common stock at a cost of approximately $9.1 million.

During the quarter ended May 5, 2007, the Company paid a cash dividend of $0.05 per share on the Company’s common stock, which totaled $2.2 million. While the Company expects to continue payment of quarterly dividends, the declaration and payment of future dividends by the Company are subject to the discretion of the Board. Any future determination to pay dividends will depend on the Company’s results of operations and financial condition, as well as meeting certain criteria under its Revolving Credit Facility and other factors deemed relevant by the Board.

Management currently estimates capital expenditures in 2007, net of construction allowances to be received from landlords, will be approximately $95.0 million. The expenditures will be for the opening of approximately 45 new stores, store expansions and relocations and initial expenditures on a third distribution center. Capital expenditures were $17.9 million in the current year first quarter as compared to $14.1 million in the prior year first quarter. The Company opened twelve new stores and relocated two stores in the current year first quarter as compared to eight stores opened and two relocated stores in the prior year first quarter. As noted above, the Company received construction allowances from landlords of $2.8 million in the current year first quarter to fund a portion of the capital expenditures related to store leasehold improvements in new and relocated stores, while $2.5 million was received from landlords in the prior year first quarter. These funds have been recorded as a deferred rent credit in the balance sheet and will be recorded as an offset to rent expense over the lease term commencing with the date the allowances were earned.

While there can be no assurances, management believes that there should be sufficient liquidity to cover both the Company's short-term and long-term funding needs.

Recent Accounting Standards

Disclosure concerning recent accounting standards is incorporated by reference to Note 1 of the Company's Condensed Consolidated Financial Statements (Unaudited) contained in this Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Borrowings under the Company’s Revolving Credit Facility bear a floating rate of interest. As of May 5, 2007, outstanding borrowings under the Company's Revolving Credit Facility were $22.0 million. An increase in interest rates in the future may have a negative impact on the Company’s results of operations and cash flows. The Company had average daily borrowings of $20.2 million bearing a weighted average interest rate of 7.1% during the thirteen weeks ended May 5, 2007. A hypothetical 10% change in interest rates from the May 5, 2007 levels would have an approximate $0.2 million effect on the Company's results of operations and cash flows.

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

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of May 5, 2007.

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

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  There were no changes in the Company’s internal control over financial reporting during the quarter ended May 5, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the fiscal quarter ended May 5, 2007, the Company did not have any material legal proceedings brought against it, its subsidiaries or their properties.

Under “Legal Proceedings” in the Form 10-K, the Company stated that on August 21, 2006 the Company received a letter from the staff of the SEC’s Division of Enforcement (the “Staff”) indicating that it was conducting a non-public inquiry concerning the Company’s internal review of its historical inventory accounting practices referenced in its August 16, 2006 press release.

On May 23, 2007, the Company received a letter from the Staff stating that this investigation has been completed and that it does not intend to recommend any enforcement action by the SEC at this time. This action by the Staff does not imply any approval by the SEC of the Company’s inventory accounting practices.

ITEM 1A.	RISK FACTORS

There have not been any material changes from the risk factors as previously disclosed in the Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

February 4, 2007 to March 3, 2007	171,242	$21.99	171,242	$50,489,779

March 4, 2007 to April 7, 2007	127,634	$21.76	127,634	$48,665,868

April 8, 2007 to May 5, 2007	112,586	$22.36	112,586	$53,172,005

Total	411,462	$22.02	411,462

(1)
On January 5, 2007, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $50.0 million of its outstanding common stock, of which approximately $37.2 million remained available for repurchase as of May 5, 2007. Under this program additional amounts of outstanding common stock can be repurchased using proceeds from the exercise of employee stock options. At May 5, 2007, approximately $16.0 million was available to the Company for stock repurchases with proceeds from the exercise of employee stock options. During the quarter ended May 5, 2007, the Company purchased 411,462 shares of its common stock at a cost of approximately $9.1 million.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following documents are the exhibits to this Form 10-Q. For convenient reference, each exhibit is listed according to the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description

10.1
Fourth Amendment to Credit Agreement dated as of April 20, 2007, by and among Specialty Retailers (TX) LP, Stage Stores, Inc. and the named subsidiaries of Stage Stores, Inc., Bank of America, N.A. (f/k/a Fleet National Bank) and the other lenders and parties named therein is incorporated by reference to Exhibit 10 of Stage Stores’ Current Report on Form 8-K (Commission File No. 1-14035) filed April 24, 2007.

10.2*
Third Amendment to Amended and Restated Private Label Credit Card Program Agreement dated as of May 18, 2007, by and among Stage Stores, Inc., Specialty Retailers (TX) LP and World Financial Network National Bank.

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

STAGE STORES, INC.

June 7, 2007	/s/ James R. Scarborough
(Date)	James R. Scarborough
Chief Executive Officer
(Principal Executive Officer)

June 7, 2007	/s/ Michael E. McCreery
(Date)	Michael E. McCreery
Executive Vice President, Chief Financial
Officer and Corporate Secretary
(Principal Financial and Accounting Officer)