Form 10-Q
period 2007-08-04
STAGE STORES INC
filed 2007-09-12
CIK 6885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2007

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

As of August 31, 2007, there were 41,399,626 shares of the registrant's common stock outstanding.

 References to a particular year are to Stage Stores’ fiscal year, which is the 52 or 53 week period ending on the Saturday closest to January 31st of the following calendar year.  For example, references to “2006” mean the fiscal year ended February 3, 2007 and a reference to "2007" is a reference to the fiscal year ending February 2, 2008.  Reference to “current year” is a reference to the twenty-six weeks ended August 4, 2007 and reference to “prior year” is a reference to the twenty-six weeks ended July 29, 2006.  2006 consisted of 53 weeks while 2007 will consist of 52 weeks.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Stage Stores, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par values)
(Unaudited)

	August 4, 2007	February 3, 2007

ASSETS
Cash and cash equivalents	$19,485	$15,866
Merchandise inventories, net	344,856	332,763
Current deferred taxes	23,138	23,231
Prepaid expenses and other current assets	25,465	42,512
Total current assets	412,944	414,372

Property, equipment and leasehold improvements, net	286,207	278,839
Goodwill	95,374	95,374
Intangible asset	14,910	14,910
Other non-current assets, net	26,273	21,491
Total assets	$835,708	$824,986

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$103,099	$85,477
Income taxes payable	3,160	-
Current portion of debt obligations	222	86
Accrued expenses and other current liabilities	64,209	75,141
Total current liabilities	170,690	160,704

Debt obligations	47,389	16,528
Other long-term liabilities	81,208	76,346
Total liabilities	299,287	253,578

Commitments and contingencies

Common stock, par value $0.01,100,000 and 64,603 shares authorized, 55,085 and 54,343 shares issued, respectively	551	543
Additional paid-in capital	475,617	462,745
Less treasury stock - at cost, 13,691 and 10,708 shares, respectively	(227,634)	(165,094)
Accumulated other comprehensive loss	(1,908)	(1,908)
Retained earnings	289,795	275,122
Stockholders' equity	536,421	571,408
Total liabilities and stockholders' equity	$835,708	$824,986

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Income
(in thousands, except earnings per share)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006

Net sales	$359,205	$362,104	$717,449	$705,645
Cost of sales and related buying, occupancy and distribution expenses	253,718	266,526	513,637	510,397
Gross profit	105,487	95,578	203,812	195,248

Selling, general and administrative expenses	87,950	86,203	170,238	169,836
Store opening costs	486	1,922	1,241	2,737
Interest expense, net of income of $0 and $0 for the thirteen weeks and $0 and $100 for the twenty-six weeks, respectively	1,069	1,313	1,838	2,120
Income before income tax	15,982	6,140	30,495	20,555

Income tax expense	6,106	2,287	11,512	7,657
Net income	$9,876	$3,853	$18,983	$12,898

Basic earnings per share data:

Basic earnings per share	$0.23	$0.10	$0.44	$0.32

Basic weighted average shares outstanding	42,408	40,033	42,957	39,957

Diluted earnings per share data:

Diluted earnings per share	$0.23	$0.09	$0.43	$0.30

Diluted weighted average shares outstanding	43,373	43,542	44,080	43,521

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	August 4, 2007	July 29, 2006
Cash flows from operating activities:
Net income	$18,983	$12,898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,547	22,307
Gain on insurance proceeds related to property, equipment and leasehold improvements	-	(1,245)
Deferred income taxes	(1,116)	(8,031)
Stock-based compensation tax benefits	3,826	5,380
Stock-based compensation expense	3,487	2,236
Amortization of debt issue costs	144	223
Excess tax benefits from stock-based compensation	(3,684)	(4,197)
Construction allowances from landlords	5,099	3,537
Proceeds from sale of private label credit card portfolio, net	-	4,436
Other changes in operating assets and liabilities:
Increase in merchandise inventories	(12,093)	(39,173)
Decrease in other assets	13,547	8,048
Increase in accounts payable and other liabilities	12,081	14,479
Total adjustments	44,838	8,000
Net cash provided by operating activities	63,821	20,898

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(33,373)	(29,242)
Acquisition of B.C. Moore, net of cash acquired	-	(35,622)
Proceeds from insurance related to property, equipment and leasehold improvements	-	1,245
Proceeds from sale of property and equipment	31	32
Net cash used in investing activities	(33,342)	(63,587)

Cash flows from financing activities:
Proceeds from (payments on):
Borrowings under revolving credit facility, net	29,197	39,000
Repurchases of common stock	(62,540)	(17,695)
Finance lease obligations	1,850	-
Debt obligations	(50)	(35)
Debt issuance costs	(258)	-
Exercise of stock options, warrants and stock appreciation rights	5,567	7,562
Excess tax benefits from stock-based compensation	3,684	4,197
Cash dividends	(4,310)	(2,003)
Net cash (used in) provided by financing activities	(26,860)	31,026
Net increase (decrease) in cash and cash equivalents	3,619	(11,663)

Cash and cash equivalents:
Beginning of period	15,866	33,683
End of period	$19,485	$22,020

Supplemental disclosures:
Interest paid	$1,705	$1,717
Income taxes paid	$4,253	$23,665
Unpaid liabilities for capital expenditures	$1,722	$518

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statement of Stockholders' Equity
For the Twenty-Six Weeks Ended August 4, 2007
(in thousands)
(Unaudited)

							Accumulated
	Common		Additional	Treasury			Other
	Stock		Paid-in	Stock		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Total

Balance, February 3, 2007	54,343	$543	$462,745	(10,708)	$(165,094)	$275,122	$(1,908)	$571,408

Net income	-	-	-	-	-	18,983	-	18,983
Dividends on common stock	-	-	-	-	-	(4,310)	-	(4,310)
Repurchases of common stock	-	-	-	(2,983)	(62,540)	-	-	(62,540)
Stock options exercised	707	8	5,559	-	-	-	-	5,567
Issuance of stock awards	35	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	3,487	-	-	-	-	3,487
Stock-based compensation tax benefits	-	-	3,826	-	-	-	-	3,826

Balance, August 4, 2007	55,085	$551	$475,617	(13,691)	$(227,634)	$289,795	$(1,908)	$536,421

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The accompanying Condensed Consolidated Financial Statements (Unaudited) of Stage Stores, Inc. (“Stage Stores” or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Those adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made.  The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year.  The Condensed Consolidated Financial Statements (Unaudited) should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto filed with Stage Stores’ Annual Report on Form 10-K for the year ended February 3, 2007.  References to a particular year are to Stage Stores’ fiscal year, which is the 52 or 53 week period ending on the Saturday closest to January 31st of the following calendar year.  For example, references to “2006” mean the fiscal year ended February 3, 2007 and a reference to "2007" is a reference to the fiscal year ending February 2, 2008.  Reference to “current year” is a reference to the twenty-six weeks ended August 4, 2007 and reference to “prior year” is a reference to the twenty-six weeks ended July 29, 2006.  2006 consisted of 53 weeks while 2007 will consist of 52 weeks.

Stage Stores is a Houston, Texas-based regional specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family.  As of August 4, 2007, the Company operated 668 stores located in 33 states under the Stage, Bealls and Palais Royal names throughout the South Central states, and under the Peebles name throughout the Midwestern, Southeastern, Mid-Atlantic and New England states.

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

Recent Accounting Standards: In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions.  FIN 48 requires that a company recognize in its consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transitions.  The Company adopted FIN 48 on February 4, 2007 and has evaluated and concluded that there were no significant uncertain tax positions, as defined by FIN 48, requiring recognition in its financial statements.  See Note 6.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-03”).  EITF 06-03 concluded that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, such as sales, use, value added and certain excise taxes is an accounting policy decision that should be disclosed in a company’s financial statements.  Additionally, companies that record such taxes on a gross basis should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant.  The Company adopted the provisions of EITF 06-03 on February 4, 2007 and presents taxes within the scope of this issue on a net basis. This statement did not have a material impact on the Company’s consolidated financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 156”).  SFAS 156 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  SFAS 156 requires an entity to separately recognize financial assets as servicing assets or servicing liabilities each time it undertakes an obligation to service a financial asset by entering into certain kinds of servicing contracts.  The entity must also initially measure all separately recognized servicing assets and servicing liabilities at fair value, if practicable.  Servicing assets and servicing liabilities subsequently measured at fair value must be separately presented in the statement of financial position and additional disclosures are required for all separately recognized servicing assets and servicing liabilities.  The Company adopted SFAS 156 on February 4, 2007 and it did not have a material impact on the Company’s consolidated financial statements.

2.	Stock-Based Compensation

The following table summarizes stock-based compensation expense by type of grant for the thirteen and twenty-six weeks ended August 4, 2007 and July 29, 2006 (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006

Stock options and stock appreciation rights ("SARs")	$1,088	$796	$2,077	$1,525
Non-vested stock	432	127	659	227
Performance shares	446	288	751	484

Total compensation expense	$1,966	$1,211	$3,487	$2,236

As of August 4, 2007, the Company had unrecognized compensation cost of $14.1 million related to stock-based compensation awards granted.  That cost is expected to be recognized over a weighted average period of 1.8 years.

The following table provides the significant weighted average assumptions used in determining the estimated fair value at the date of grant under the Black-Scholes option-pricing model of each type of award granted in the twenty-six weeks ended August 4, 2007 and July 29, 2006:

	Twenty-Six Weeks Ended
	August 4, 2007	July 29, 2006

Expected volatility	30.8%	32.9%
Weighted average volatility	30.8%	32.9%
Risk-free rate	4.5%	4.8%
Expected life of options and SARs (in years)	4.5	4.7
Expected dividend yield	0.9%	0.3%

The expected volatility was based on historical volatility for a period equal to the award’s expected life.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected life (estimated period of time outstanding) of options and SARs granted was estimated using the historical exercise behavior of employees.  The expected dividend yield is based on the current dividend payout activity and the current average market price of the Company’s stock.

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

Stock Options and SARs

The right to exercise stock options and SARs, to be settled by issuance of common stock, generally vests over four years from the date of grant, with 25% vesting at the end of each of the first four years following the date of grant.  Options issued prior to January 29, 2005 will generally expire if not exercised ten years from the date of the grant, while options and SARs granted after that date generally expire if not exercised seven years from the date of grant.  The weighted average fair value for options and SARs granted during the twenty-six weeks ended August 4, 2007 and July 29, 2006 was $6.90 and $6.76, respectively as of the date of grant.

A summary of option and SARs activity under the Equity Incentive Plan as of August 4, 2007, and changes during the twenty-six weeks ended August 4, 2007, is detailed below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 3, 2007	4,562,836	$12.09
Granted	717,258	22.51
Exercised	(707,236)	7.87
Forfeited	(97,250)	16.91
Outstanding at August 4, 2007	4,475,608	$14.28	5.3	$9,557

Vested or expected to vest at August 4, 2007	4,207,947	$13.91	5.2	$10,544

Exercisable at August 4, 2007	2,490,745	$9.98	4.7	$16,040

The following table summarizes information about non-vested stock option awards and SARs as of August 4, 2007 and changes for the twenty-six weeks ended August 4, 2007:

Stock Options/SARs	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at February 3, 2007	1,763,883	$6.15
Granted	717,258	6.90
Vested	(399,028)	5.79
Forfeited	(97,250)	6.12
Non-vested at August 4, 2007	1,984,863	$6.49

The aggregate intrinsic value of options and SARs, defined as the amount by which the market price of the underlying stock on the date of exercise exceeds the exercise price of the option, exercised during the twenty-six weeks ended August 4, 2007 and July 29, 2006 was $10.3 million and $14.4 million, respectively.

Non-vested Stock

The Company has granted shares of non-vested stock to members of management and independent directors.  The non-vested stock converts one for one to common stock at the end of the vesting period at no cost to the recipient to whom it is awarded.  The non-vested stock generally vests at the end of a three-year period from the date of grant.

The following table summarizes the activity for the non-vested stock granted by the Company for the twenty-six weeks ended August 4, 2007:

Period Granted	Shares Outstanding at February 3, 2007	Shares Granted	Vested and Issued		Forfeited	Shares Outstanding at August 4,2007	Weighted Average Grant Date Fair Value per Share

2004	22,500		(22,500	) (1)	-	-	$15.79
2006	78,913		-		(5,224)	73,689	20.61
2007	-	95,066	-		-	95,066	21.04

Total	101,413	95,066	(22,500)		(5,224)	168,755

(1)
The payment of the tax liability for the non-vested shares that vested during fiscal 2007 was satisfied by withholding shares with a fair value equal to the tax liability.  The actual number of shares issued was 16,549.

Performance Shares

The Company has granted performance shares to members of senior management, at no cost to the recipient, as a means of rewarding them for the Company’s long-term performance based on shareholder return performance measures.  A three-year performance cycle (the “Performance Cycle”) is established at the beginning of each performance shares grant and the amount of the award is determined by the Company’s performance on total shareholder return relative to an identified group of other companies over the Performance Cycle.  The actual number of shares that could be issued ranges from zero to a maximum of two times the number of granted shares outstanding as reflected in the table below.  Compensation expense is based on the fair value at grant date and the anticipated number of shares of the Company’s common stock determined on a Monte Carlo probability model and is recorded ratably over the vesting period.  Grant recipients do not have any rights of a shareholder in the Company with respect to common shares issuable under the grant until the shares have been issued.  During the twenty-six weeks ended August 4, 2007, 27,691 shares of common stock were deemed to have been earned related to the 2004 stock grant.  The payment of the tax liability for the performance shares earned was satisfied by withholding shares with a fair value equal to the tax liability.  The actual number of shares issued was 18,776.

The following table summarizes information about the performance shares that remain outstanding as of August 4, 2007:

Period Granted	Target Shares Granted	Target Shares Forfeited	Target Shares Outstanding	Weighted Average Grant Date Fair Value per Share

2005	62,915	(1,976)	60,939	$17.39
2006	98,088	(2,250)	95,838	19.19
2007	78,500	-	78,500	22.96

Total	239,503	(4,226)	235,277

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

4.	Sale of Private Label Credit Card Portfolios

On November 4, 2003, the Company acquired Peebles Inc. (“Peebles”), whose assets included their private label credit card portfolio.  On March 5, 2004, the Company sold this private label credit card portfolio to World Financial Network National Bank (the "Bank").  At closing, the Company received consideration of approximately $34.8 million, which approximated the amount of account balances outstanding at the time of closing.  Under the terms of the Amended and Restated Program Agreement dated March 5, 2004 (the “Amended and Restated Program Agreement”), the Company was obligated to reimburse the Bank up to a total of $3.5 million, based on the non-attainment of a defined net portfolio yield performance during the first three years after the sale (the “measurement period”), with a calculation of the cumulative amount due related to this obligation on each of the first three anniversary dates of the agreement.  At the time of the sale, an estimated liability of $3.5 million was recorded for this potential obligation.  The Amended and Restated Program Agreement also provided for the Company to receive 50% of the excess collected yield above the defined portfolio yield performance through the end of the measurement period.

The Company paid the Bank approximately $0.5 million after the first year of the measurement period, which reduced the recorded liability to $3.0 million, as a result of the actual net portfolio yield falling below the defined net portfolio yield during the initial year of the measurement period.  Based on the improving trend in the actual net portfolio yield during 2005, the Company recorded a benefit of $3.0 million to reverse the remaining recorded liability related to the Peebles private label credit card portfolio.  The Company received $1.3 million in April 2006 after the second year of the measurement period.  This amount represented repayment of the approximately $0.5 million paid to the Bank after the first year of the measurement period, as well as approximately $0.8 million in proceeds as a result of the 50% sharing arrangement on collected yield above the defined portfolio yield through the second anniversary date of the Amended and Restated Program Agreement.  The Company deferred recognition of this $1.3 million gain until after the third, and final year of the measurement period, which fell in the current year first quarter.  The Company received an additional $1.3 million in April 2007, which it also recognized in the current year first quarter.

In connection with the acquisition of B.C. Moore (see Note 3), the Company acquired the B.C. Moore private label credit card portfolio.  On June 30, 2006, the Company sold this private label credit card portfolio to the Bank.  At closing, the Company received $4.4 million and has no further obligation with regard to the sale of this portfolio.

5.	Debt Obligations

Debt obligations consist of the following (in thousands):

	August 4, 2007	February 3, 2007
Revolving Credit Facility	$42,832	$13,635
Finance lease obligations	4,779	2,979
	47,611	16,614
Less: Current portion of debt obligations	222	86
	$47,389	$16,528

On April 20, 2007, the Company amended its $250.0 million senior secured revolving credit facility (the "Revolving Credit Facility"), that originally would have matured on August 21, 2008, to, among other things, (i) extend its term for five years through April 20, 2012, (ii) include an uncommitted accordion feature to increase the size of the Revolving Credit Facility to $350.0 million, and (iii) reduce the applicable margin rates by fifty basis points on Eurodollar rate based borrowings.  Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement.  The daily interest rates under the Revolving Credit Facility are determined by a prime rate or Eurodollar rate plus an applicable margin as set forth in the Revolving Credit Facility agreement.  Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility.  The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements.  For the current year, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 6.7% and $31.0 million, respectively.

The Company also issues letters of credit to support certain merchandise purchases and to collateralize retained risks and deductibles under various insurance programs.  The Company had outstanding letters of credit totaling approximately $20.8 million at August 4, 2007, all of which were collateralized by the Company’s Revolving Credit Facility.  These letters of credit expire within twelve months of issuance.  Excess availability under the Revolving Credit Facility at August 4, 2007, net of letters of credit outstanding and outstanding borrowings, was $160.1 million.

The Revolving Credit Facility contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions.  At August 4, 2007, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility.

While infrequent in occurrence, occasionally the Company is responsible for the construction of leased stores and for paying project costs.  EITF Issue 97-10, “The Effect of Lessee Involvement in Asset Construction,” requires the Company to be considered the owner (for accounting purposes) of this type of project during the construction period.  Such leases are accounted for as finance lease obligations with the amounts received from the landlord being recorded in debt obligations.  Interest expense is recognized at a rate that will amortize the finance lease obligation over the initial term of the lease.  As a result, the Company has recorded approximately $4.8 million as a finance lease obligation for three leases with interest rates ranging from 8.0% to 16.9% on its Condensed Consolidated Balance Sheet (Unaudited) where EITF 97-10 was applicable as of August 4, 2007.

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

Basic earnings per share is computed using the weighted average number of common shares outstanding during the measurement period.  Diluted earnings per share is computed using the weighted average number of common shares and all potentially dilutive common share equivalents outstanding during the measurement period.  Stock options, SARs and non-vested stock grants were the only potentially dilutive share equivalents the Company had outstanding at August 4, 2007.  The Company’s diluted earnings per share computation for the thirteen and twenty-six weeks ended July 29, 2006 was impacted by warrants outstanding during the respective periods.  Substantially all of these warrants were converted to common stock prior to their expiration in August 2006.

The following table summarizes the components used to determine diluted weighted average shares for each period (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Basic weighted average shares outstanding	42,408	40,033	42,957	39,957
Effect of dilutive securities:
Stock options, SARs and non-vested stock grants	965	1,479	1,123	1,587
Warrants	-	2,030	-	1,977
Diluted weighted average shares outstanding	43,373	43,542	44,080	43,521

The following table illustrates the number of stock options and SARs (in thousands) to purchase shares of common stock that were outstanding but not included in the computation of diluted earnings per share because the exercise price of the options and SARs was greater than the average market price of the common shares for each period:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006

Number of anti-dilutive options and SARs outstanding	645	35	620	45

8.	Stockholders’ Equity

In the current year, the Company paid quarterly cash dividends of $0.05 per share on the Company’s common stock totaling $4.3 million.  On August 31, 2007, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock, payable on September 26, 2007 to  shareholders of record on September 11, 2007.

During June 2007, the Company completed the stock repurchase program approved by the Company’s Board of Directors on January 5, 2007, authorizing the Company to repurchase up to $50.0 million of its outstanding common stock.  Under this program, additional amounts of outstanding common stock could be repurchased using proceeds from the exercise of employee stock options.  At August 4, 2007, approximately $1.3 million was available to the Company for stock repurchases with proceeds from the exercise of employee stock options and SARs.  During the current year, the Company purchased 2,983,172 shares of its common stock at a cost of approximately $62.2 million.  In addition, the Company paid $0.3 million on behalf of the recipients who relinquished shares to satisfy the tax liability associated with performance shares and stock awards.

9.	Retirement Plans

The Company sponsors three defined benefit plans (the “Retirement Plans”).  One was closed to new participants at February 1, 1998 (the “Stage Plan”), one was frozen effective June 30, 1998 (the “Peebles Plan”), and the third, which was assumed in connection with the acquisition of B.C. Moore on February 27, 2006, was frozen effective January 31, 2006.

The components of pension cost for the Retirement Plans are as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Service cost	$10	$10	$19	$20
Interest cost	647	670	1,293	1,282
Expected return on plan assets	(585)	(633)	(1,168)	(1,222)
Net loss amortization	5	39	10	78
Net periodic pension cost	$77	$86	$154	$158

The Company’s funding policy is to make contributions to maintain the minimum funding requirements for its pension obligations in accordance with the Employee Retirement Income Security Act.  The Company may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover the short-term liquidity needs of the plans in order to maintain current invested positions.  The Company expects to contribute approximately $0.9 million to its Retirement Plans in 2007 and may elect to contribute additional amounts.  For the twenty-six weeks ended August 4, 2007, the Company has contributed $0.4 million to its Retirement Plans.

On August 6, 2007, the Company notified the participants of the Peebles Plan that this plan will be terminated and that October 15, 2007 is the planned date of this termination.  The curtailment gain to be realized in the third quarter is not expected to be material.  Participants may be offered immediate lump sum distributions or the election of receiving an annuity at the time the Peebles Plan is settled, which is expected to be in fiscal 2008.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain statements in this Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements.  These factors include, but are not limited to, the ability of the Company and its subsidiaries to maintain normal trade terms with vendors, the ability of the Company and its subsidiaries to comply with the various covenant requirements contained in the Company's Revolving Credit Facility (as defined below), the demand for apparel and other factors.  The demand for apparel and sales volume can be affected by significant changes in economic conditions, including an economic downturn, employment levels in the Company’s markets, consumer confidence, energy and gasoline prices, current uncertainty in the housing market and other factors influencing discretionary consumer spending.  Other factors affecting the demand for apparel and sale volume include unusual weather patterns, an increase in the level of competition in the Company's market areas, competitors' marketing strategies, changes in fashion trends, changes in the average cost of merchandise purchased for resale, availability of product on normal payment terms and the failure to achieve the expected results of the Company's merchandising and marketing plans as well as its store opening plans.  The occurrence of any of the above could have a material and adverse impact on the Company's operating results.  Most of these factors are difficult to predict accurately and are generally beyond the Company's control.  Readers should consider the areas of risk described in the Company’s Annual Report on Form 10-K for the year ended February 3, 2007 (“Form 10-K”).  Readers should carefully review the Form 10-K in its entirety, including but not limited to the Company's financial statements and the notes thereto and the risks described in Item 1A - "Risk Factors" of the Form 10-K.  Except for the Company's ongoing obligations to disclose material information under the Federal securities laws, the Company undertakes no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.  For any forward-looking statements contained in any document, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

General

Stage Stores is a Houston, Texas-based regional, specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family.  As of August 4, 2007, the Company operated 668 stores located in 33 states under the Stage, Bealls and Palais Royal names throughout the South Central states, and under the Peebles name throughout the Midwestern, Southeastern, Mid-Atlantic and New England states.  The Company's principal focus is on consumers in small and mid-size markets which the Company believes are under-served and less competitive.  The Company believes that it is able to differentiate itself from the competition in the small and mid-size markets in which it operates by offering consumers access to basic as well as fashionable, brand name merchandise not typically carried by other retailers in the same market area.  In the highly competitive metropolitan markets in which it operates, the Company competes against national department store chains, which similarly offer moderately priced, brand name and private label merchandise.  As a way of differentiating itself from the competition in these larger metropolitan markets, the Company endeavors to offer consumers a high level of customer service in convenient locations.

On February 27, 2006, the Company acquired privately held B.C. Moore & Sons, Incorporated (“B.C. Moore”).  In purchasing B.C. Moore, the Company acquired 78 retail locations, located in small markets throughout Alabama, Georgia, North Carolina and South Carolina.  The Company converted 69 of the acquired stores to the Peebles name and format in 2006, and the remaining nine locations were closed. The Company is intensifying its marketing efforts to drive additional foot traffic and sales in an effort to expedite the development of the traditional Peebles customer in these markets.

The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements as included in the Form 10-K.

Results of Operations

The following table sets forth the results of operations as a percentage of sales for the periods indicated:

	Thirteen Weeks Ended (1)		Twenty-Six Weeks Ended (1)
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006

Net sales	100.0%	100.0%	100.0%	100.0
Cost of sales and related buying, occupancy and distribution expenses	70.6	73.6	71.6	72.3
Gross profit	29.4	26.4	28.4	27.7

Selling, general and administrative expenses	24.5	23.8	23.7	24.1
Store opening costs	0.1	0.5	0.2	0.4
Interest, net	0.3	0.4	0.3	0.3
Income before income tax	4.4	1.7	4.3	2.9

Income tax expense	1.7	0.6	1.6	1.1
Net income	2.7%	1.1%	2.6%	1.8

(1) Percentages may not foot due to rounding.

Thirteen Weeks Ended August 4, 2007 Compared to Thirteen Weeks Ended July 29, 2006

Sales for the thirteen weeks ended August 4, 2007 (the “current year second quarter”) decreased 0.8% to $359.2 million from $362.1 million for the thirteen weeks ended July 29, 2006 (the “prior year second quarter”).  The prior year second quarter results include inventory liquidation sales of $32.4 million generated by the acquired B.C. Moore stores prior to their conversion to Peebles stores.  Comparable store sales, which are sales in stores open at least fourteen full months prior to the reporting period, increased 0.5% in the current year second quarter as compared to a 4.5% increase in the prior year second quarter.  In the current year second quarter, new stores that were not in the comparable store base in the prior year second quarter contributed a sales increase of $30.9 million.  This was partially offset by a loss of $3.1 million in sales from closed stores that were in operation during the prior year second quarter.

Sales in the current year second quarter were negatively impacted by unusually heavy rains and flooding conditions in many of the Company’s south central markets during much of June and July and, as compared to the prior year second quarter, less aggressive pricing and promotion of spring and summer clearance merchandise during July.  Texas was particularly hard hit with the unfavorable weather patterns during June and July.  Although most of the Company’s recent new store openings have been in other states, its Texas-based stores still account for approximately 46% of total sales and close to one-half of its comparable store base.  As a result, the Company’s comparable store sales results are highly influenced by how its Texas-based stores perform.  Comparable store sales increases were achieved during the current year second quarter in certain key merchandise categories (i.e., those categories comprising greater than 5% of sales), namely dresses, cosmetics, accessories, children’s, young men’s and footwear.  On a market population basis, utilizing a ten-mile radius from each store, the Company achieved an overall comparable store sales increase of 2.6% during the current year second quarter in its small market stores, or those in market areas with populations of less than 50,000.  In its mid-sized market stores, or those in market areas with populations of 50,000 to 150,000, comparable stores sales decreased by 2.8%.  In its large market stores, or those in market areas with populations greater than 150,000, comparable store sales decreased 1.4%.

The following is a summary of the changes between the current year second quarter and the prior year second quarter in the components of cost of sales, expressed as a percent of sales:

Decrease
Quarter 2
Merchandise cost of sales	(2.2)%
Buying, occupancy and distribution expenses	(0.8)
Decrease in merchandise cost of sales and related buying, occupancy and distribution expenses rate	(3.0)%

Gross profit increased 10.4% to $105.5 million for the current year second quarter from $95.6 million for the prior year second quarter.  Gross profit, as a percent of sales, was 29.4% in the current year second quarter and 26.4% in the prior year second quarter.  The increase in the gross margin rate reflected improved inventory management practices throughout the current year second quarter as compared to the prior year second quarter, resulting in an improvement in the mix of regular versus clearance business and less aggressive clearance pricing and promotions in the current year second quarter.  The prior year second quarter results were also negatively impacted by a high level of promotional discounting in the Peebles division to drive sales while having lower than desired inventory levels, due to the disruption in the flow of merchandise associated with the implementation of new merchandise and warehouse management systems.  The improvement in buying, occupancy and distribution expenses is principally due to the fact that the prior year second quarter included a $3.8 million charge, or 1.0% of sales, for the cumulative effect of the correction of an accounting error related to distribution center handling credits, of which $3.3 million related to prior years.  This was partly offset by higher costs of operations not benefiting from leveraging as a rate of sales in the current year second quarter.

Selling, general and administrative (“SG&A”) expenses for the current year second quarter increased $1.7 million, or 2.0%, to $87.9 million from $86.2 million in the prior year second quarter.  As a percent of sales, SG&A expenses increased to 24.5% in the current year second quarter from 23.8% in the prior year second quarter.  The prior year second quarter included SG&A expenses for the B.C. Moore stores prior to their conversion and re-opening as Peebles stores totaling $13.1 million, which among other things, included the fee earned by the liquidator that managed operations of the stores during this period.  Excluding B.C. Moore liquidation period sales and related SG&A expenses, the prior year second quarter SG&A rate would have been 22.2% as compared to 24.5% in the current year second quarter.  The prior year second quarter also benefited from reimbursements totaling $2.1 million, or 0.6% of sales, received by the Company for hurricane-related losses.  Excluding the impact of these items in the prior year second quarter, the increase in rate and dollars over the prior year second quarter is principally due to de-leveraging of store payroll costs on lower sales, and higher advertising costs related to the Company’s efforts to boost sales, particularly in the converted B.C. Moore stores.

Store opening costs of $0.5 million include costs related to two stores opened and two stores relocated during the current year second quarter, as well as costs associated with stores that are scheduled to be opened or relocated in subsequent months.  During the prior year second quarter, the Company incurred $1.9 million in store opening costs related to the opening of three new stores and the relocation of four stores.  The prior year second quarter also reflects expenses associated with the transition and conversion of the 69 B.C. Moore stores re-opened in the prior year third quarter.

Net interest expense was $1.1 million in the current year second quarter and $1.3 million in the prior year second quarter.  The decrease is reflective of lower average borrowings during the current year second quarter as compared to the prior year second quarter.  In addition, the weighted average interest rate was 6.5% for the current year second quarter, which included the benefit of a reduction in the applicable margin rate used for the interest rate charged under the Company’s amended Revolving Credit Facility (see “Liquidity and Capital Resources”), and 6.8% for the prior year second quarter.  The prior year borrowings reflect the funding of the B.C. Moore acquisition in February 2006 and associated working capital requirements while the current year borrowings include the effect of $62.5 million expended on share repurchase activities.  Interest expense is principally comprised of interest on borrowings under the Company’s Revolving Credit Facility (as defined below in “Liquidity and Capital Resources”), related letters of credit and commitment fees, amortization of debt issuance costs and interest on financing lease obligations.

The Company’s effective tax rate for the current year second quarter increased to 38.2 % from 37.3% due to legislation enacted by the Texas legislature during the current year second quarter, which subjects the Company to a Texas income tax.  The tax rate for 2007 is estimated to be 37.8%.  The higher second quarter tax accrual was needed to bring the year-to-date tax rate up to the 37.8% rate.  Income tax expense was $6.1 million in the current year second quarter compared to income tax expense of $2.3 million in the prior year second quarter during which the effective tax rate was 37.3%.

As a result of the foregoing, the Company had net income of $9.9 million for the current year second quarter as compared to net income of $3.9 million for the prior year second quarter.

Twenty-Six Weeks Ended August 4, 2007 Compared to Twenty-Six Weeks Ended July 29, 2006

Sales for the twenty-six weeks ended August 4, 2007 (the “current year”) increased 1.7% to $717.4 million from $705.6 million for the twenty-six weeks ended July 29, 2006 (the “prior year”).  The prior year results include inventory liquidation sales of $50.6 million generated by the acquired B.C. Moore stores prior to their conversion to Peebles stores.  Comparable store sales increased 0.3% in the current year as compared to a 3.8% increase in the prior year.  In the current year, new stores that were not in the comparable store base in the prior year  contributed a sales increase of $66.5 million.  This was partially offset by a loss of $6.1 million in sales from closed stores that were in operation during the prior year.

Sales in the current year were negatively impacted by unfavorable weather conditions throughout much of April, June and July in many of the Company’s markets and, as compared to the prior year, less aggressive pricing and promotion of spring and summer clearance merchandise during current year second quarter.  Comparable store sales increases were achieved during the current year in certain key merchandise categories (i.e., those categories comprising greater than 5% of sales), namely dresses, cosmetics and accessories.  On a market population basis, utilizing a ten-mile radius from each store, the Company achieved an overall comparable store sales increase of 2.6% during the current year in its small market stores, or those in market areas with populations of less than 50,000.  In its mid-sized market stores, or those in market areas with populations of 50,000 to 150,000, comparable stores sales decreased by 2.7%.  In its large market stores, or those in market areas with populations greater than 150,000, comparable store sales decreased 2.2%.

The following is a summary of the changes between the current year and the prior year in the components of cost of sales, expressed as a percent of sales:

Decrease
YTD
Merchandise cost of sales	(0.6)%
Buying, occupancy and distribution expenses	(0.1)
Decrease in merchandise cost of sales and related buying, occupancy and distribution expenses rate	(0.7)%

Gross profit increased 4.4% to $203.8 million for the current year from $195.2 million for the prior year.  Gross profit, as a percent of sales, was 28.4% in the current year and 27.7% in the prior year.  The increase in the gross margin rate reflected improved inventory management practices in the current year second quarter as compared to the prior year second quarter, which offset the impact of an unfavorable sales mix related to the unseasonably cool weather in the current year first quarter.  The prior year results were also negatively impacted by a  high level of promotional discounting in the Peebles division during the second quarter to drive sales while having lower than desired inventory levels, due to the disruption in the flow of merchandise associated with the implementation of new merchandise and warehouse management systems.  The improvement in buying, occupancy and distribution expenses is principally due to the fact that the prior year second quarter included a $3.8 million charge, of which $3.3 million related to prior years, or 0.5% of sales, for the cumulative effect of the correction of an accounting error related to distribution center handling credits.  This was partly offset by higher costs of operations not benefiting from leveraging as a rate of sales in the current year.

SG&A expenses for the current year increased $0.4 million, or 0.2%, to $170.2 million from $169.8 million in the prior year.  As a percent of sales, SG&A expenses decreased to 23.7% in the current year from 24.1% in the prior year.  The prior year included SG&A expenses for the B.C. Moore stores prior to their conversion and re-opening as Peebles stores totaling $18.5 million, which among other things, included the fee earned by the liquidator that managed operations of the stores during this period.  Excluding B.C. Moore liquidation period sales and SG&A expenses, the prior year SG&A rate would have been 23.1% as compared to 23.7% in the current year.  The prior year SG&A rate benefited from reimbursements totaling $2.1 million received by the Company for hurricane-related losses.  The current year SG&A expenses were reduced by a gain of $2.6 million related to the March 2004 sale of the Peebles private label credit card portfolio.  See Note 4 to the Condensed Consolidated Financial Statements (Unaudited).  The remaining increase in rate and dollars over the prior year is principally due to higher store expenses and advertising due to increased store count and less leverage on lower sales.

Store opening costs of $1.2 million include costs related to fourteen stores opened and four stores relocated during the current year, as well as costs associated with stores that are scheduled to be opened or relocated in subsequent months.  During the prior year, the Company incurred $2.7 million in store opening costs related to the opening of eleven new stores and the relocation of six stores.  The prior year also reflects expenses associated with the transition and conversion of the 69 B.C. Moore stores re-opened in the prior year third quarter.

Net interest expense was $1.8 million in the current year and $2.1 million in the prior year.  The decrease is reflective of lower average borrowings during the current year as compared to the prior year.  In addition, the weighted average interest rate was 6.7% for the current year, which included the benefit of a reduction in the applicable margin rate used for the interest rate charged under the Company’s amended Revolving Credit Facility (see “Liquidity and Capital Resources”), and 6.8% for the prior year.  The prior year borrowings reflect the funding of the B.C. Moore acquisition and associated working capital requirements while the current year borrowings include the effect of $62.5 million expended on share repurchase activities.  Interest expense is principally comprised of interest on borrowings under the Company’s Revolving Credit Facility (as defined below in “Liquidity and Capital Resources”), related letters of credit and commitment fees, amortization of debt issuance costs and interest on financing lease obligations.

The Company’s effective tax rate for the current year increased to 37.8% from 37.3% during the current year second quarter due to legislation enacted by the Texas legislature during the current year second quarter, which subjects the Company to a Texas income tax.  Income tax expense was $11.5 million in the current year compared to income tax expense of $7.7 million in the prior year during which the effective tax rate was 37.3%.

As a result of the foregoing, the Company had net income of $19.0 million for the current year as compared to net income of $12.9 million for the prior year.

Seasonality and Inflation

Historically, the Company's business is seasonal and sales are traditionally lower during the first three quarters of the year (February through October) and higher during the last three months of the year (November through January).  The fourth quarter typically accounts for slightly more than 30% of the Company's annual sales, with the other quarters accounting for approximately 22% to 24% each.  Working capital requirements fluctuate during the year and generally reach their highest levels during the third and fourth quarters.  The Company does not believe that inflation had a material effect on its results of operations during the thirteen and twenty-six weeks ended August 4, 2007 and July 29, 2006, respectively.  However, there can be no assurance that the Company's business will not be affected by inflation in the future.

Liquidity and Capital Resources

The Company's liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows, (iii) normal trade credit terms from the vendor and factor community and (iv) its Revolving Credit Facility.

On April 20, 2007, the Company amended its $250.0 million senior secured revolving credit facility (the "Revolving Credit Facility"), that originally would have matured on August 21, 2008, to, among other things, (i) extend its term for five years through April 20, 2012, (ii) include an uncommitted accordion feature to increase the size of the Revolving Credit Facility to $350.0 million, and (iii) reduce the applicable margin rates by fifty basis points on Eurodollar rate based borrowings.  Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement.  The daily interest rates under the Revolving Credit Facility are determined by a prime rate or Eurodollar rate plus an applicable margin as set forth in the Revolving Credit Facility agreement.  Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility.  The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements.  For the current year, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 6.7% and $31.0 million, respectively.

The Revolving Credit Facility contains covenants that, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions.  The Company continually monitors its liquidity position and compliance with those covenants.  At August 4, 2007, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility.

The Company generated $63.8 million in cash from operating activities in the current year.  Net income, adjusted for non-cash expenses such as depreciation and amortization, deferred income taxes, amortization of debt issue costs, stock-based compensation and excess tax benefits from stock-based compensation provided cash of approximately $45.2 million.  Changes in operating assets and liabilities provided net cash of approximately $13.5 million, which included a $12.1 million increase in merchandise inventories due to seasonal build of inventories, offset by a decrease in other assets of $13.5 million, primarily due to a decrease in receivables from merchandise vendors, prepaid merchandise costs and taxes receivable and a $12.1 million increase in accounts payable and other liabilities.  Additionally, cash flows from operating activities included construction allowances from landlords of $5.1 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

During June 2007, the Company completed the stock repurchase program approved by the Company’s Board of Directors on January 5, 2007, authorizing the Company to repurchase up to $50.0 million of its outstanding common stock.  Under this program, additional amounts of outstanding common stock can be repurchased using proceeds from the exercise of employee stock options or stock appreciation rights.  At August 4, 2007, approximately $1.3 million was available to the Company for stock repurchases with proceeds from the exercise of employee stock options.  During the current year, the Company purchased 2,983,172 shares of its common stock at a cost of approximately $62.2 million.  In addition, the Company paid $0.3 million on behalf of the recipients who relinquished shares to satisfy the tax liability associated with performance shares and stock awards.

In the current year, the Company paid quarterly cash dividends of $0.05 per share on the Company’s common stock totaling $4.3 million.  On August 31, 2007, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock, payable on September 26, 2007 to shareholders of record on September 11, 2007.  While the Company expects to continue payment of quarterly dividends, the declaration and payment of future dividends by the Company are subject to the discretion of the Board.  Any future determination to pay dividends will depend on the Company’s results of operations and financial condition, as well as meeting certain criteria under its Revolving Credit Facility and other factors deemed relevant by the Board.

Management currently estimates capital expenditures in 2007, net of construction allowances to be received from landlords, will be approximately $90.0 to $95.0 million.  The expenditures will be for the opening of approximately 47 new stores, store expansions and relocations and initial expenditures on a third distribution center.  Capital expenditures were $33.4 million in the current year as compared to $29.2 million in the prior year.  The Company opened fourteen new stores and relocated four stores in the current year as compared to eleven stores opened and six relocated stores in the prior year.  As noted above, the Company received construction allowances from landlords of $5.1 million in the current year to fund a portion of the capital expenditures related to store leasehold improvements in new and relocated stores, while $3.5 million was received from landlords in the prior year.  These funds have been recorded as a deferred rent credit in the balance sheet and will be recorded as an offset to rent expense over the lease term commencing with the date the allowances were earned.

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

Borrowings under the Company’s Revolving Credit Facility bear a floating rate of interest.  As of August 4, 2007, outstanding borrowings under the Company's Revolving Credit Facility were $42.8 million.  An increase in interest rates in the future may have a negative impact on the Company’s results of operations and cash flows.  The Company had average daily borrowings of $31.0 million bearing a weighted average interest rate of 6.7% during the twenty-six weeks ended August 4, 2007.  A hypothetical 10% change in interest rates would have an approximate $0.2 million effect on the Company's annual results of operations and cash flows.

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

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures.  Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of August 4, 2007.

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

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  There were no changes in the Company’s internal control over financial reporting during the quarter ended August 4, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the fiscal quarter ended August 4, 2007, the Company did not have any material legal proceedings brought against it, its subsidiaries or their properties.

ITEM 1A.	RISK FACTORS

There have not been any material changes from the risk factors as previously disclosed in the Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

May 6, 2007 to	809,987	$20.48	809,987	$37,179,869
June 2, 2007

June 3, 2007 to	1,761,723	$20.70	1,761,723	$1,166,943
July 7, 2007

July 8, 2007 to	-	$-	-	$1,330,467
August 4, 2007

Total	2,571,710	$20.63	2,571,710

(1)	Represents additional amounts of outstanding common stock that can be repurchased using proceeds from the exercise of employee stock options and SARs under the Company’s share repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2007 Annual Meeting of Shareholders was held on June 7, 2007.  The following matters were submitted to a vote of the Company’s shareholders:

1.  Election of Directors.  With respect to the election of eight Directors to hold office until the 2008 Annual Meeting and until their successors have been elected and have qualified, the results of the election for each such Director are as follows:

Directors	Votes For	Votes Withheld

Alan J. Barocas	38,320,823	3,051,673
Michael L. Glazer	38,304,880	3,067,616
Michael E. McCreery	34,353,692	7,018,804
John T. Mentzer	38,320,823	3,051,673
Margaret T. Monaco	38,320,875	3,051,621
William J. Montgoris	38,317,559	3,054,937
Sharon B. Mosse	38,320,200	3,052,296
James R. Scarborough	37,910,112	3,462,384

2.  Ratification of the Selection of Deloitte & Touche LLP as Independent Registered Public Accounting Firm for 2007.  With respect to the ratification of the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2007, the results are as follows:

In Favor Of	Against	Abstain

41,358,535	10,469	3,492

3.  Amendment of Articles of Incorporation to Increase Authorized Common Stock.  With respect to the amendment of the Company’s Articles of Incorporation to increase the Company’s authorized common stock, the results are as follows:

In Favor Of	Against	Abstain

35,816,125	5,552,644	3,727

4.  Amendment of Articles of Incorporation to Specify Authorized Preferred Stock.  With respect to the amendment of the Company’s Articles of Incorporation to specify authorized preferred stock, the results are as follows:

In Favor Of	Against	Abstain

6,724,500	32,835,092	3,842

5.  Amendment of Articles of Incorporation to Eliminate Bankruptcy Related Language.  With respect to the amendment of the Company’s Articles of Incorporation to eliminate bankruptcy related language, the results are as follows:

In Favor Of	Against	Abstain

41,117,853	190,455	64,188

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following documents are the exhibits to this Form 10-Q.  For convenient reference, each exhibit is listed according to the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description

3.1*	Amended and Restated Articles of Incorporation of Stage Stores, Inc. dated June 7, 2007.

10.1*
Fifth Amendment to Credit Agreement dated as of June 21, 2007, by and among Specialty Retailers (TX) LP, Stage Stores, Inc. and the named subsidiaries of Stage Stores, Inc., Bank of America, N.A. (f/k/a Fleet National Bank) and the other lenders and parties named therein.

10.2*
Fourth Amendment to Amended and Restated Private Label Credit Card Program Agreement dated as of June 30, 2007, by and among Stage Stores, Inc., Specialty Retailers (TX) LP and World Financial Network National Bank.

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

STAGE STORES, INC.

September 12, 2007	/s/ James R. Scarborough
(Date)	James R. Scarborough
Chief Executive Officer
(Principal Executive Officer)

September 12, 2007	/s/ Michael E. McCreery
(Date)	Michael E. McCreery
Executive Vice President, Chief Financial
Officer and Corporate Secretary
(Principal Financial Officer)