Form 10-Q
period 2007-11-03
STAGE STORES INC
filed 2007-12-12
CIK 6885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of November 30, 2007, there were 41,407,228 shares of the registrant's common stock outstanding.

 References to a particular year are to Stage Stores’ fiscal year, which is the 52 or 53 week period ending on the Saturday closest to January 31st of the following calendar year.  For example, references to “2006” mean the fiscal year ended February 3, 2007 and a reference to "2007" is a reference to the fiscal year ending February 2, 2008.

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

Stage Stores, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par values)
(Unaudited)

	November 3, 2007	February 3, 2007

ASSETS
Cash and cash equivalents	$17,889	$15,866
Merchandise inventories, net	441,068	332,763
Current deferred taxes	23,135	23,231
Prepaid expenses and other current assets	36,699	42,512
Total current assets	518,791	414,372

Property, equipment and leasehold improvements, net	302,700	278,839
Goodwill	95,374	95,374
Intangible asset	14,910	14,910
Other non-current assets, net	29,730	21,491
Total assets	$961,505	$824,986

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$155,352	$85,477
Current portion of debt obligations	229	86
Accrued expenses and other current liabilities	68,271	75,141
Total current liabilities	223,852	160,704

Debt obligations	107,642	16,528
Other long-term liabilities	91,147	76,346
Total liabilities	422,641	253,578

Commitments and contingencies

Common stock, par value $0.01, 100,000 and 64,603 shares authorized, 55,095 and 54,343 shares issued, respectively	551	543
Additional paid-in capital	477,686	462,745
Less treasury stock - at cost, 13,691 and 10,708 shares, respectively	(227,634)	(165,094)
Accumulated other comprehensive loss	(1,908)	(1,908)
Retained earnings	290,169	275,122
Stockholders' equity	538,864	571,408
Total liabilities and stockholders' equity	$961,505	$824,986

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Income
(in thousands, except earnings per share)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006

Net sales	$355,147	$353,348	$1,072,596	$1,058,993
Cost of sales and related buying, occupancy and distribution expenses	260,898	253,034	774,535	763,435
Gross profit	94,249	100,314	298,061	295,558

Selling, general and administrative expenses	86,651	90,477	256,889	260,312
Store opening costs	2,459	4,034	3,700	6,770
Interest expense, net of income of $0 and $29 for the thirteen weeks and $0 and $130 for the thirty-nine weeks, respectively	1,210	1,344	3,048	3,463
Income before income tax	3,929	4,459	34,424	25,013

Income tax expense	1,483	1,661	12,995	9,317
Net income	$2,446	$2,798	$21,429	$15,696

Basic earnings per share data:

Basic earnings per share	$0.06	$0.07	$0.50	$0.38

Basic weighted average shares outstanding	41,400	42,511	42,438	40,808

Diluted earnings per share data:

Diluted earnings per share	$0.06	$0.06	$0.49	$0.36

Diluted weighted average shares outstanding	42,258	44,384	43,473	43,809

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	November 3, 2007	October 28, 2006
Cash flows from operating activities:
Net income	$21,429	$15,696
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	35,901	34,136
Gain on insurance proceeds related to property, equipment and leasehold improvements	-	(1,756)
Deferred income taxes	(963)	(9,510)
Stock-based compensation tax benefits	3,853	6,178
Stock-based compensation expense	5,453	3,441
Amortization of debt issue costs	188	335
Excess tax benefits from stock-based compensation	(3,794)	(6,009)
Construction allowances from landlords	19,678	6,905
Proceeds from sale of private label credit card portfolio, net	-	4,436
Other changes in operating assets and liabilities:
Increase in merchandise inventories	(108,305)	(129,683)
(Increase) decrease in other assets	(371)	8,018
Increase in accounts payable and other liabilities	61,502	45,778
Total adjustments	13,142	(37,731)
Net cash provided by (used in) operating activities	34,571	(22,035)

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(64,093)	(51,410)
Acquisition of B.C. Moore, net of cash acquired	-	(35,622)
Proceeds from insurance related to property, equipment and leasehold improvements	-	1,756
Proceeds from sale of property and equipment	31	269
Net cash used in investing activities	(64,062)	(85,007)

Cash flows from financing activities:
Proceeds from (payments on):
Borrowings under revolving credit facility, net	89,510	74,339
Repurchases of common stock	(62,540)	(17,695)
Finance lease obligations	1,850	-
Debt obligations	(103)	(55)
Debt issuance costs	(258)	-
Exercise of stock options, warrants and stock appreciation rights	5,643	36,342
Excess tax benefits from stock-based compensation	3,794	6,009
Cash dividends	(6,382)	(3,455)
Net cash provided by financing activities	31,514	95,485
Net increase (decrease) in cash and cash equivalents	2,023	(11,557)

Cash and cash equivalents:
Beginning of period	15,866	33,683
End of period	$17,889	$22,126

Supplemental disclosures:
Interest paid	$2,911	$2,744
Income taxes paid	$7,700	$24,097
Unpaid liabilities for capital expenditures	$816	$367

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statement of Stockholders' Equity
For the Thirty-Nine Weeks Ended November 3, 2007
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Total

Balance, February 3, 2007	54,343	$543	$462,745	(10,708)	$(165,094)	$275,122	$(1,908)	$571,408

Net income	-	-	-	-	-	21,429	-	21,429
Dividends on common stock	-	-	-	-	-	(6,382)	-	(6,382)
Repurchases of common stock	-	-	-	(2,983)	(62,540)	-	-	(62,540)
Stock options exercised	717	8	5,635	-	-	-	-	5,643
Issuance of stock awards	35	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	5,453	-	-	-	-	5,453
Stock-based compensation tax benefits	-	-	3,853	-	-	-	-	3,853

Balance, November 3, 2007	55,095	$551	$477,686	(13,691)	$(227,634)	$290,169	$(1,908)	$538,864

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The accompanying Condensed Consolidated Financial Statements (Unaudited) of Stage Stores, Inc. (“Stage Stores” or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Those adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made.  The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year.  The Condensed Consolidated Financial Statements (Unaudited) should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto filed with Stage Stores’ Annual Report on Form 10-K for the year ended February 3, 2007.  References to a particular year are to Stage Stores’ fiscal year, which is the 52 or 53 week period ending on the Saturday closest to January 31st of the following calendar year.  For example, references to “2006” mean the fiscal year ended February 3, 2007 and a reference to "2007" is a reference to the fiscal year ending February 2, 2008.  Reference to “current year” is a reference to the thirty-nine weeks ended November 3, 2007 and reference to “prior year” is a reference to the thirty-nine weeks ended October 28, 2006.  2006 consisted of 53 weeks while 2007 will consist of 52 weeks.

Stage Stores is a Houston, Texas-based regional specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family.  As of November 3, 2007, the Company operated 687 stores located in 35 states under the Stage, Bealls and Palais Royal names throughout the South Central states, and under the Peebles name throughout the Midwestern, Southeastern, Mid-Atlantic and New England states.

Stock Split:  On January 5, 2007, the Company’s Board of Directors (the “Board”) approved a 3-for-2 stock split of the Company’s common stock, $0.01 par value, which was paid in the form of a stock dividend on January 31, 2007 to shareholders of record at the close of business on January 18, 2007.  The Company issued approximately 18.1 million shares of common stock as a result of the stock split.  The share and per share information included in the accompanying Condensed Consolidated Financial Statements (Unaudited) have been restated to reflect the stock split for all prior periods presented.

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

The following table summarizes stock-based compensation expense by type of grant for the thirteen and thirty-nine weeks ended November 3, 2007 and October 28, 2006 (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006

Stock options and stock appreciation rights ("SARs")	$1,104	$800	$3,181	$2,324
Non-vested stock	440	171	1,099	399
Performance shares	422	234	1,173	718

Total compensation expense	$1,966	$1,205	$5,453	$3,441

As of November 3, 2007, the Company had unrecognized compensation cost of $11.9 million related to stock-based compensation awards granted.  That cost is expected to be recognized over a weighted average period of 1.6 years.

The following table provides the significant weighted average assumptions used in determining the estimated fair value at the date of grant under the Black-Scholes option-pricing model of each type of award granted in the thirty-nine weeks ended November 3, 2007 and October 28, 2006:

	Thirty-Nine Weeks Ended
	November 3, 2007	October 28, 2006

Expected volatility	30.8%	33.0%
Weighted average volatility	30.8%	33.0%
Risk-free rate	4.5%	4.8%
Expected life of options and SARs (in years)	4.5	4.7
Expected dividend yield	0.9%	0.3%

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

Stock Options and SARs

The right to exercise stock options and SARs, to be settled by issuance of common stock, generally vests over four years from the date of grant, with 25% vesting at the end of each of the first four years following the date of grant.  Options issued prior to January 29, 2005 will generally expire if not exercised ten years from the date of the grant, while options and SARs granted after that date generally expire if not exercised seven years from the date of grant.  The weighted average fair value for options and SARs granted during the thirty-nine weeks ended November 3, 2007 and October 28, 2006 was $6.90 and $6.76, respectively as of the date of grant.

A summary of option and SARs activity under the Equity Incentive Plan as of November 3, 2007, and changes during the thirty-nine weeks ended November 3, 2007, is detailed below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 3, 2007	4,562,836	$12.09
Granted	724,758	22.49
Exercised	(715,775)	7.64
Forfeited	(119,314)	19.11
Outstanding at November 3, 2007	4,452,505	$14.27	5.0	$14,539

Vested or expected to vest at November 3, 2007	4,178,827	$13.90	5.0	$15,222

Exercisable at November 3, 2007	2,588,571	$10.31	4.5	$18,721

The following table summarizes information about non-vested stock option awards and SARs as of November 3, 2007 and changes for the thirty-nine weeks ended November 3, 2007:

Stock Options/SARs	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at February 3, 2007	1,763,883	$6.15
Granted	724,758	6.90
Vested	(505,393)	5.82
Forfeited	(119,314)	6.23
Non-vested at November 3, 2007	1,863,934	$6.51

The aggregate intrinsic value of options and SARs, defined as the amount by which the market price of the underlying stock on the date of exercise exceeds the exercise price of the option, exercised during the thirty-nine weeks ended November 3, 2007 and October 28, 2006 was $10.3 million and $16.8 million, respectively.

Non-vested Stock

The Company has granted shares of non-vested stock to members of management and independent directors.  The non-vested stock converts one for one to common stock at the end of the vesting period at no cost to the recipient to whom it is awarded.  The non-vested stock generally vests at the end of a three-year period from the date of grant.

The following table summarizes the activity for the non-vested stock granted by the Company for the thirty-nine weeks ended November 3, 2007:

Period Granted	Shares Outstanding at February 3, 2007	Shares Granted	Vested and Issued		Forfeited	Shares Outstanding at November 3,2007	Weighted Average Grant Date Fair Value per Share

2004	22,500	-	(22,500	)(1)	-	-	$15.79
2006	78,913	-	-		(5,224)	73,689	20.61
2007	-	95,066	-		-	95,066	21.04

Total	101,413	95,066	(22,500)		(5,224)	168,755

(1)
The payment of the tax liability for the shares that vested during fiscal 2007 was satisfied by withholding shares with a fair value equal to the tax liability.  The actual number of shares issued was 16,549.

Performance Shares

The Company has granted performance shares to members of senior management, at no cost to the recipient, as a means of rewarding them for the Company’s long-term performance based on shareholder return performance measures.  A three-year performance cycle (the “Performance Cycle”) is established at the beginning of each performance shares grant and the amount of the award is determined by the Company’s performance on total shareholder return relative to an identified group of other companies over the Performance Cycle.  The actual number of shares that could be issued ranges from zero to a maximum of two times the number of granted shares outstanding as reflected in the table below.  Compensation expense is based on the fair value at grant date and the anticipated number of shares of the Company’s common stock determined on a Monte Carlo probability model and is recorded ratably over the vesting period.  Grant recipients do not have any rights of a shareholder in the Company with respect to common shares issuable under the grant until the shares have been issued.  During the thirty-nine weeks ended November 3, 2007, 27,691 shares of common stock were deemed to have been earned related to the 2004 stock grant.  The payment of the tax liability for the performance shares earned was satisfied by withholding shares with a fair value equal to the tax liability.  The actual number of shares issued was 18,776.

The following table summarizes information about the performance shares that remain outstanding as of November 3, 2007:

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

4.	Sale of Private Label Credit Card Portfolios

On November 4, 2003, the Company acquired Peebles Inc. (“Peebles”), whose assets included their private label credit card portfolio.  On March 5, 2004, the Company sold this private label credit card portfolio to World Financial Network National Bank (the "Bank").  At closing, the Company received consideration of approximately $34.8 million, which approximated the amount of account balances outstanding at the time of closing.  Under the terms of the Amended and Restated Program Agreement dated March 5, 2004 (the “Amended and Restated Program Agreement”), the Company was obligated to reimburse the Bank up to a total of $3.5 million, based on the non-attainment of a defined net portfolio yield performance during the first three years after the sale (the “Measurement Period”), with a calculation of the cumulative amount due related to this obligation on each of the first three anniversary dates of the Amended and Restated Program Agreement.  At the time of the sale, an estimated liability of $3.5 million was recorded for this potential obligation.  The Amended and Restated Program Agreement also provided for the Company to receive 50% of the excess collected yield above the defined portfolio yield performance through the end of the Measurement Period.

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

5.	Debt Obligations

Debt obligations consist of the following (in thousands):

	November 3, 2007	February 3, 2007
Revolving Credit Facility	$103,145	$13,635
Finance lease obligations	4,726	2,979
	107,871	16,614
Less: Current portion of debt obligations	229	86
	$107,642	$16,528

On April 20, 2007, the Company amended its $250.0 million senior secured revolving credit facility (the "Revolving Credit Facility"), that originally would have matured on August 21, 2008, to, among other things, (i) extend its term for five years through April 20, 2012, (ii) include an uncommitted accordion feature to increase the size of the Revolving Credit Facility to $350.0 million, and (iii) reduce the applicable margin rates by fifty basis points on Eurodollar rate based borrowings.  Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement.  The daily interest rates under the Revolving Credit Facility are determined by a prime rate or Eurodollar rate plus an applicable margin as set forth in the Revolving Credit Facility agreement.  Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility.  The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements.  For the current year, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 6.5% and $37.5 million, respectively.

The Company also issues letters of credit to support certain merchandise purchases and to collateralize retained risks and deductibles under various insurance programs.  The Company had outstanding letters of credit totaling approximately $19.8 million at November 3, 2007, all of which were collateralized by the Company’s Revolving Credit Facility.  These letters of credit expire within twelve months of issuance.  Excess availability under the Revolving Credit Facility at November 3, 2007, net of letters of credit outstanding and outstanding borrowings, was $127.0 million.

The Revolving Credit Facility contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions.  At November 3, 2007, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility.

On November 20, 2007, the Company borrowed $23.3 million under equipment financing notes bearing interest of 6.0%.  The notes are payable in monthly installments over a five year term and are secured by certain fixtures and equipment.

While infrequent in occurrence, occasionally the Company is responsible for the construction of leased stores and for paying project costs.  EITF Issue 97-10, “The Effect of Lessee Involvement in Asset Construction,” requires the Company to be considered the owner (for accounting purposes) of this type of project during the construction period.  Such leases are accounted for as finance lease obligations with the amounts received from the landlord being recorded in debt obligations.  Interest expense is recognized at a rate that will amortize the finance lease obligation over the initial term of the lease.  As a result, the Company has recorded approximately $4.7 million as a finance lease obligation for three leases with interest rates ranging from 8.0% to 16.9% on its Condensed Consolidated Balance Sheet (Unaudited) where EITF 97-10 was applicable as of November 3, 2007.

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

Basic earnings per share is computed using the weighted average number of common shares outstanding during the measurement period.  Diluted earnings per share is computed using the weighted average number of common shares and all potentially dilutive common share equivalents outstanding during the measurement period.  Stock options, SARs and non-vested stock grants were the only potentially dilutive share equivalents the Company had outstanding at November 3, 2007.  The Company’s diluted earnings per share computation for the thirteen and thirty-nine weeks ended October 28, 2006 was impacted by warrants outstanding during the respective periods.  Substantially all of these warrants were converted to common stock prior to their expiration in August 2006.

The following table summarizes the components used to determine diluted weighted average shares for each period (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Basic weighted average shares outstanding	41,400	42,511	42,438	40,808
Effect of dilutive securities:
Stock options, SARs and non-vested stock grants	858	1,243	1,035	1,475
Warrants	-	630	-	1,526
Diluted weighted average shares outstanding	42,258	44,384	43,473	43,809

The following table illustrates the number of stock options and SARs (in thousands) to purchase shares of common stock that were outstanding but not included in the computation of diluted earnings per share because the exercise price of the options and SARs was greater than the average market price of the common shares for each period:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006

Number of anti-dilutive options and SARs outstanding	1,833	51	648	51

8.	Stockholders’ Equity

In the current year, the Company paid quarterly cash dividends of $0.05 per share on the Company’s common stock totaling $6.4 million.  On November 30, 2007, the Company announced that its Board declared a quarterly cash dividend of $0.05 per share of common stock, payable on December 26, 2007 to shareholders of record on December 11, 2007.

On January 5, 2007, the Board approved a stock repurchase program authorizing the Company to repurchase up to $50.0 million of its outstanding common stock which was completed in June 2007.  The Board also granted the Company the authority to repurchase additional amounts of its outstanding common stock using available proceeds from the exercise of stock options as well as the tax benefits that will accrue to the Company from the exercise of stock options, SARs and other equity grants.  During the thirty-nine weeks ended November 3, 2007, the Company purchased 2,983,172 shares of its common stock at a cost of approximately $62.2 million.  In addition, the Company paid $0.3 million on behalf of the recipients who relinquished shares to satisfy the tax liability associated with performance shares and stock awards.   At November 3, 2007, approximately $1.4 million was available to the Company for stock repurchases with proceeds and tax benefits from the exercise of its equity grants.

On November 20, 2007, the Company announced that its Board approved a new stock repurchase program authorizing the Company to repurchase up to $50.0 million of its outstanding common stock.  This new stock repurchase program permits the Company to repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions including, but not limited to, accelerated share repurchases, as deemed appropriate by the Company.  The Board also granted the Company the authority to repurchase additional amounts of its outstanding common stock using available proceeds from the exercise of stock options as well as the tax benefits that will accrue to the Company from the exercise of stock options, SARs and other equity grants.

9.	Retirement Plans

The Company sponsors three defined benefit plans (the “Retirement Plans”).  One was closed to new participants at February 1, 1998 (the “Stage Plan”), one was frozen effective June 30, 1998 (the “Peebles Plan”), and the third, which was assumed in connection with the acquisition of B.C. Moore on February 27, 2006, was frozen effective January 31, 2006.

The components of pension cost for the Retirement Plans are as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Service cost	$-	$10	$19	$30
Interest cost	715	670	2,008	1,952
Expected return on plan assets	(778)	(633)	(1,946)	(1,855)
Net loss amortization	8	39	18	117
Curtailment gain	(54)	-	(54)	-
Net periodic pension (income) cost	$(109)	$86	$45	$244

The Company’s funding policy is to make contributions to maintain the minimum funding requirements for its pension obligations in accordance with the Employee Retirement Income Security Act.  The Company may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover the short-term liquidity needs of the plans in order to maintain current invested positions.  For the thirty-nine weeks ended November 3, 2007, the Company has contributed $7.3 million to its Retirement Plans.

On August 6, 2007, the Company notified the participants of the Peebles Plan that this plan will be terminated.  The actual termination date of the Peebles Plan, which was conveyed in the participant notification, was on October 15, 2007.  The curtailment gain related to the Peebles Plan termination that was realized during the third quarter amounted to $0.1 million.  Participants may be offered immediate lump sum distributions or the election of receiving an annuity at the time the Peebles Plan is settled, which is expected to be in fiscal 2008.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain statements in this Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements.  These factors include, but are not limited to, the ability of the Company and its subsidiaries to maintain normal trade terms with vendors, the ability of the Company and its subsidiaries to comply with the various covenant requirements contained in the Company's Revolving Credit Facility (as defined below), the demand for apparel and other factors.  The demand for apparel and sales volume can be affected by significant changes in economic conditions, including an economic downturn, employment levels in the Company’s markets, consumer confidence, energy and gasoline prices, current uncertainty in the housing market and other factors influencing discretionary consumer spending.  Other factors affecting the demand for apparel and sales volume include unusual weather patterns, an increase in the level of competition in the Company's market areas, competitors' marketing strategies, changes in fashion trends, changes in the average cost of merchandise purchased for resale, availability of product on normal payment terms and the failure to achieve the expected results of the Company's merchandising and marketing plans as well as its store opening plans.  The occurrence of any of the above could have a material and adverse impact on the Company's operating results.  Most of these factors are difficult to predict accurately and are generally beyond the Company's control.  Readers should consider the risks and uncertainties described in the Company’s Annual Report on Form 10-K for the year ended February 3, 2007 (“Form 10-K”).  Readers should carefully review the Form 10-K in its entirety, including but not limited to the Company's financial statements and the notes thereto and the risks and uncertainties described in Item 1A - "Risk Factors" of the Form 10-K.  Forward-looking statements contained in this Form 10-Q speak only as of the date of this Form 10-Q.  The Company does not undertake to update its forward-looking statements.

General

Stage Stores is a Houston, Texas-based regional, specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family.  As of November 3, 2007, the Company operated 687 stores located in 35 states under the Stage, Bealls and Palais Royal names throughout the South Central states, and under the Peebles name throughout the Midwestern, Southeastern, Mid-Atlantic and New England states.  The Company's principal focus is on consumers in small and mid-size markets which the Company believes are under-served and less competitive.  The Company believes that it is able to differentiate itself from the competition in the small and mid-size markets in which it operates by offering consumers access to basic as well as fashionable, brand name merchandise not typically carried by other retailers in the same market area.  In the highly competitive metropolitan markets in which it operates, the Company competes against national department store chains, which similarly offer moderately priced, brand name and private label merchandise.  As a way of differentiating itself from the competition in these larger metropolitan markets, the Company endeavors to offer consumers a high level of customer service in convenient locations.

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

Results of Operations

The following table sets forth the results of operations as a percentage of sales for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and related buying, occupancy and distribution expenses	73.5	71.6	72.2	72.1
Gross profit	26.5	28.4	27.8	27.9

Selling, general and administrative expenses	24.4	25.6	24.0	24.6
Store opening costs	0.7	1.1	0.3	0.6
Interest, net	0.3	0.4	0.3	0.3
Income before income tax	1.1	1.3	3.2	2.4

Income tax expense	0.4	0.5	1.2	0.9
Net income	0.7%	0.8%	2.0%	1.5%

Thirteen Weeks Ended November 3, 2007 Compared to Thirteen Weeks Ended October 28, 2006

Sales for the thirteen weeks ended November 3, 2007 (the “current year third quarter”) increased 0.5% to $355.1 million from $353.3 million for the thirteen weeks ended October 28, 2006 (the “prior year third quarter”).  The prior year third quarter results include inventory liquidation sales of $11.5 million generated by the acquired B.C. Moore stores prior to their conversion to Peebles stores.  Comparable store sales, which are sales in stores open at least fourteen full months prior to the reporting period, decreased 1.0% in the current year third quarter as compared to a 4.1% increase in the prior year third quarter.  In the current year third quarter, new stores that were not in the comparable store base in the prior year third quarter contributed sales of $18.3 million.  This increase was partially offset by a loss of $1.9 million in sales from closed stores that were in operation during the prior year third quarter, as well as the Company’s comparable store sales decline.

Overall, sales in the current year third quarter were negatively impacted by unseasonably warm weather which persisted in many of the Company’s markets during much of the period.  The warm weather caused a reduction in the demand for the Company’s new and higher priced fall and winter goods.  Comparable store sales increases were achieved during the current year third quarter in certain key merchandise categories, namely dresses, cosmetics and plus sizes.  On a market population basis, utilizing a ten-mile radius from each store, the Company achieved an overall comparable store sales increase of 0.1% during the current year third quarter in its small market stores, or those in market areas with populations of less than 50,000.  In its mid-sized market stores, or those in market areas with populations of 50,000 to 150,000, comparable stores sales decreased by 3.3%.  In its large market stores, or those in market areas with populations greater than 150,000, comparable store sales decreased by 1.3%.

The following is a summary of the changes between the current year third quarter and the prior year third quarter in the components of cost of sales, expressed as a percent of sales:

Increase Quarter 3
Merchandise cost of sales	1.8%
Buying, occupancy and distribution expenses	0.1
Increase in merchandise cost of sales and related buying, occupancy and distribution expenses rate	1.9%

Gross profit decreased 6.0% to $94.2 million for the current year third quarter from $100.3 million for the prior year third quarter.  Gross profit, as a rate of sales, was 26.5% in the current year third quarter and 28.4% in the prior year third quarter.  The prior year third quarter included gross profit from inventory liquidation sales associated with the conversion of the B.C. Moore stores.  Excluding the impact from the inventory liquidation sales, the gross profit rate decreased 1.5%.  This decrease reflects a 1.6% decline in merchandise margins which was offset by a 0.1% reduction in the allocated buying, occupancy and distribution components of cost of sales.  As a consequence of the unseasonably warm weather that persisted for most of the third quarter, the sales mix during the period was comprised of a greater percentage of clearance goods rather than higher priced fall and winter goods as compared to the prior year third quarter.  As a result, the average retail price of goods sold during the quarter was lower this year than last year resulting in lower merchandise margins.

Selling, general and administrative (“SG&A”) expenses for the current year third quarter decreased $3.8 million, or 4.2%, to $86.7 million from $90.5 million in the prior year third quarter.  As a percent of sales, SG&A expenses decreased to 24.4% in the current year third quarter from 25.6% in the prior year third quarter.  The prior year third quarter included SG&A expenses for the B.C. Moore stores prior to their conversion and re-opening as Peebles stores totaling $4.3 million, which among other things, included the fee earned by the liquidator that managed operations of the stores during this period.  The prior year third quarter also included higher professional fees and other related expenses of $1.3 million associated with the Company’s inventory valuation methodology review, which were essentially offset by reimbursements totaling $1.1 million received by the Company for hurricane related losses suffered in the prior year.  Excluding B.C. Moore inventory liquidation sales and related SG&A expenses from the prior year third quarter results, the prior year third quarter SG&A rate would have been 25.2%.  The improvement in SG&A expenses in the current year third quarter reflects, among other things, a favorable experience in medical claims expenses and tight control of expenses.

Store opening costs of $2.5 million include costs related to 21 stores opened and 4 stores relocated during the current year third quarter, as well as costs associated with stores that are scheduled to be opened or relocated in subsequent months.  During the same period in the prior year third quarter, the Company incurred $4.0 million in store opening costs related to the opening of 13 new stores, the relocation of one store and expenses associated with the transition and conversion of the 69 B.C. Moore stores re-opened in the prior year third quarter.

Net interest expense was $1.2 million in the current year third quarter and $1.3 million in the prior year third quarter.  The decrease is reflective of lower average borrowings during the current year third quarter as compared to the prior year third quarter.  In addition, the weighted average interest rate was 6.3% for the current year third quarter, which included the benefit of a reduction in the applicable margin rate used for the interest rate charged under the Company’s amended Revolving Credit Facility (see “Liquidity and Capital Resources”), and 7.2% for the prior year third quarter.  Interest expense is principally comprised of interest on borrowings under the Company’s Revolving Credit Facility (as defined below in “Liquidity and Capital Resources”), related letters of credit and commitment fees, amortization of debt issuance costs and interest on financing lease obligations.

The Company’s effective tax rate for the current year third quarter was 37.8%.  The tax rate for 2007 is expected to be 37.8%.  Income tax expense was $1.5 million in the current year third quarter compared to income tax expense of $1.7 million in the prior year third quarter during which the effective tax rate was 37.3%.  The increase in the effective tax rate was due to legislation enacted by the Texas legislature, which subjects the Company to a Texas income tax.

As a result of the foregoing, the Company had net income of $2.5 million for the current year third quarter as compared to net income of $2.8 million for the prior year third quarter.

Thirty-Nine Weeks Ended November 3, 2007 Compared to Thirty-Nine Weeks Ended October 28, 2006

Sales for the thirty-nine weeks ended November 3, 2007 (the “current year”) increased 1.3% to $1,072.6 million from $1,059.0 million for the thirty-nine weeks ended October 28, 2006 (the “prior year”).  The prior year results include inventory liquidation sales of $62.1 million generated by the acquired B.C. Moore stores prior to their conversion to Peebles stores.  Comparable store sales decreased 0.1% in the current year as compared to a 3.9% increase in the prior year.  In the current year, new stores that were not in the comparable store base in the prior year contributed a sales increase of $84.5 million.  This was partially offset by a loss of $7.5 million in sales from closed stores that were in operation during the prior year.

Sales in the current year were negatively impacted by unfavorable weather conditions throughout many of the Company’s markets.  During the current year third quarter, the warm weather caused a reduction in demand for the new higher priced fall and winter goods, resulting in an unfavorable sales mix for the quarter.  Comparable store sales increases were achieved during the current year in certain key merchandise categories (i.e., those categories comprising greater than 5% of sales), namely dresses, cosmetics and women’s sportswear.  On a market population basis, utilizing a ten-mile radius from each store, the Company achieved an overall comparable store sales increase of 1.7% during the current year in its small market stores, or those in market areas with populations of less than 50,000.  In its mid-sized market stores, or those in market areas with populations of 50,000 to 150,000, comparable stores sales decreased by 2.9%.  In its large market stores, or those in market areas with populations greater than 150,000, comparable store sales decreased by 1.9%.

The following is a summary of the changes between the current year and the prior year in the components of cost of sales, expressed as a percent of sales:

Increase YTD
Merchandise cost of sales	0.1%
Buying, occupancy and distribution expenses	-
Increase in merchandise cost of sales and related buying, occupancy and distribution expenses rate	0.1%

Gross profit increased 0.8% to $298.1 million for the current year from $295.6 million for the prior year.  Gross profit, as a rate of sales, was 27.8% in the current year and 27.9% in the prior year.  The prior year included the gross margin from inventory liquidation sales associated with the conversion of the B.C. Moore stores.  Excluding the impact of the inventory liquidations sales, the gross margin rate increased 0.5%, which is reflective of a 0.2% improvement in merchandise margins and a 0.3% improvement in the buying, occupancy and distribution expenses components of cost of sales.  The increase in the merchandise gross margin rate is a combination of an improvement in the current year second quarter due to better inventory management practices as compared to the prior year second quarter, offset by the impact of the unfavorable sales mix in the first and third quarters related to the unfavorable weather conditions in the current year.  The prior year results were also negatively impacted by aggressive new store grand opening campaigns and a high level of promotional discounting in the Peebles division during the second and third quarters intended to drive sales.  The improvement in buying, occupancy and distribution expenses is principally due to the fact that the prior year second quarter included a $3.8 million charge, of which $3.3 million related to prior years, or 0.3% of sales, for the cumulative effect of the correction of an accounting error related to distribution center handling credits.

SG&A expenses for the current year decreased $3.4 million, or 1.3%, to $256.9 million from $260.3 million in the prior year.  As a percent of sales, SG&A expenses decreased to 24.0% in the current year from 24.6% in the prior year.  The prior year included SG&A expenses for the B.C. Moore stores prior to their conversion and re-opening as Peebles stores totaling $22.8 million, which among other things, included the fee earned by the liquidator that managed operations of the stores during this period.  Excluding B.C. Moore liquidation period sales and SG&A expenses, the prior year SG&A rate would have been 23.8% as compared to 24.0% in the current year.  The current year SG&A expenses benefited from the $2.6 million (0.2% of sales) gain related to the March 2004 sales of the Peebles private label credit card portfolio.  See Note 4 to the Condensed Consolidated Financial Statements (Unaudited).  The prior year also includes higher professional fees and other related expenses of $1.3 million (0.1% of sales) associated with the Company’s inventory valuation methodology review.  These favorable variances were offset by reimbursements totaling $3.2 million (0.3% of sales) received by the Company for hurricane-related losses in the prior year. The increase in the SG&A rate in the current year over the prior year is principally due  to the higher store expenses and advertisements due to the increased store count and less leverage on sales.

Store opening costs of $3.7 million include costs related to 35 stores opened and 8 stores relocated during the current year, as well as costs associated with stores that are scheduled to be opened or relocated in subsequent months.  During the prior year, the Company incurred $6.8 million in store opening costs related to the opening of 24 new stores, the relocation of nine stores and expenses associated with the transition and conversion of the 69 B.C. Moore stores re-opened in the prior year third quarter.

Net interest expense was $3.0 million in the current year and $3.5 million in the prior year.  The decrease is reflective of lower average borrowings during the current year as compared to the prior year.  In addition, the weighted average interest rate was 6.5% for the current year, which included the benefit of a reduction in the applicable margin rate used for the interest rate charged under the Company’s amended Revolving Credit Facility (see “Liquidity and Capital Resources”), and 6.9% for the prior year.

The Company’s effective tax rate for the current year is estimated to be 37.8%.  Income tax expense was $13.0 million in the current year compared to income tax expense of $9.3 million in the prior year during which the effective tax rate was 37.3%.  The increase in the effective tax rate was due to the legislation enacted by the Texas Legislature which subjects the Company to a Texas income tax.

As a result of the foregoing, the Company had net income of $21.4 million for the current year as compared to net income of $15.7 million for the prior year.

Seasonality and Inflation

Historically, the Company's business is seasonal and sales are traditionally lower during the first three quarters of the year (February through October) and higher during the last three months of the year (November through January).  The fourth quarter typically accounts for slightly more than 30% of the Company's annual sales, with the other quarters accounting for approximately 22% to 24% each.  Working capital requirements fluctuate during the year and generally reach their highest levels during the third and fourth quarters.  The Company does not believe that inflation had a material effect on its results of operations during the thirteen and thirty-nine weeks ended November 3, 2007 and October 28, 2006, respectively.  However, there can be no assurance that the Company's business will not be affected by inflation in the future.

Liquidity and Capital Resources

The Company's liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows, (iii) normal trade credit and (iv) its Revolving Credit Facility.

On April 20, 2007, the Company amended its $250.0 million senior secured revolving credit facility (the "Revolving Credit Facility"), that originally would have matured on August 21, 2008, to, among other things, (i) extend its term for five years through April 20, 2012, (ii) include an uncommitted accordion feature to increase the size of the Revolving Credit Facility to $350.0 million, and (iii) reduce the applicable margin rates by fifty basis points on Eurodollar rate based borrowings.  Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement.  The daily interest rates under the Revolving Credit Facility are determined by a prime rate or Eurodollar rate plus an applicable margin as set forth in the Revolving Credit Facility agreement.  Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility.  The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements.  For the current year, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 6.5% and $37.5 million, respectively.

The Revolving Credit Facility contains covenants that, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions.  The Company continually monitors its liquidity position and compliance with those covenants.  At November 3, 2007, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility.

On November 20, 2007, the Company borrowed $23.3 million under equipment financing notes bearing interest of 6.0%.  The notes are payable in monthly installments over a five year term and are secured by certain fixtures and equipment.  The Company anticipates borrowing an additional $26.7 million in the next twelve months on similar terms.

The Company generated $34.6 million in cash from operating activities in the current year.  Net income, adjusted for non-cash expenses such as depreciation and amortization, deferred income taxes, amortization of debt issue costs, stock-based compensation and excess tax benefits from stock-based compensation provided cash of approximately $62.1 million.  Changes in operating assets and liabilities used net cash of approximately $47.2 million, which included a $108.3 million increase in merchandise inventories due to seasonal build of inventories, offset by an increase in accounts payable and other liabilities of $61.5 million.  Additionally, cash flows from operating activities included construction allowances from landlords of $19.7 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

On January 5, 2007, the Board approved a stock repurchase program authorizing the Company to repurchase up to $50.0 million of its outstanding common stock which was completed in June 2007.  The Board also granted the Company the authority to repurchase additional amounts of its outstanding common stock using available proceeds from the exercise of stock options as well as the tax benefits that will accrue to the Company from the exercise of stock options, SARs and other equity grants.  During the thirty-nine weeks ended November 3, 2007, the Company purchased 2,983,172 shares of its common stock at a cost of approximately $62.2 million.  In addition, the Company paid $0.3 million on behalf of the recipients who relinquished shares to satisfy the tax liability associated with performance shares and stock awards.   At November 3, 2007, approximately $1.4 million was available to the Company for stock repurchases with proceeds and tax benefits from the exercise of its equity grants.

On November 20, 2007, the Company announced that its Board approved a new stock repurchase program authorizing the Company to repurchase up to $50.0 million of its outstanding common stock.  This new stock repurchase program permits the Company to repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions including, but not limited to, accelerated share repurchases, as deemed appropriate by the Company.  The Board also granted the Company the authority to repurchase additional amounts of its outstanding common stock using available proceeds from the exercise of stock options as well as the tax benefits that will accrue to the Company from the exercise of stock options, SARs and other equity grants.

In the current year, the Company paid quarterly cash dividends of $0.05 per share on the Company’s common stock totaling $6.4 million.  On November 30, 2007, the Company announced that its Board declared a quarterly cash dividend of $0.05 per share of common stock, payable on December 26, 2007 to shareholders of record on December 11, 2007.  While the Company expects to continue payment of quarterly dividends, the declaration and payment of future dividends by the Company are subject to the discretion of the Board.  Any future determination to pay dividends will depend on the Company’s results of operations and financial condition, as well as meeting certain criteria under its Revolving Credit Facility and other factors deemed relevant by the Board.

Management currently estimates capital expenditures in 2007, net of construction allowances to be received from landlords, will be approximately $85.0 million for the opening of 47 new stores, store expansions and relocations, and the initial expenditures on a third distribution center.  Capital expenditures were $64.1 million in the current year as compared to $51.4 million in the prior year.  For the current year, the Company opened 35 new stores and relocated 8 stores as compared to 93 stores opened and 9 relocated stores in the prior year.  As noted above, the Company received construction allowances from landlords of $19.7 million in the current year to fund a portion of the capital expenditures related to store leasehold improvements in new and relocated stores, while $6.9 million was received from landlords in the prior year.  These funds have been recorded as a deferred rent credit in the balance sheet and will be recorded as an offset to rent expense over the lease term commencing with the date the allowances were earned.

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

Borrowings under the Company’s Revolving Credit Facility bear a floating rate of interest.  As of November 3, 2007, outstanding borrowings under the Company's Revolving Credit Facility were $103.1 million.  An increase in interest rates in the future may have a negative impact on the Company’s results of operations and cash flows.  The Company had average daily borrowings of $37.5 million bearing a weighted average interest rate of 6.5% during the thirty-nine weeks ended November 3, 2007.  A hypothetical 10% change in interest rates would have an approximate $0.2 million effect on the Company's annual results of operations and cash flows.

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

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures.  Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of November 3, 2007.

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

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  There were no changes in the Company’s internal control over financial reporting during the quarter ended November 3, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the fiscal quarter ended November 3, 2007, the Company did not have any material legal proceedings brought against it, its subsidiaries or their properties.

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

Exhibit Number	Description

10.1*	Employment Agreement between Ed Record and Stage Stores, Inc. dated September 13, 2007.

10.2*
Sixth Amendment to Credit Agreement dated as of November 20, 2007, by and among Specialty Retailers, Inc., Stage Stores, Inc., SRI General Partner LLC, Bank of America, N.A. (f/k/a Fleet National Bank) and the other lenders and parties named therein.

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

STAGE STORES, INC.

December 12, 2007	/s/ James R. Scarborough
(Date)	James R. Scarborough
Chief Executive Officer
(Principal Executive Officer)

December 12, 2007	/s/ Edward J. Record
(Date)	Edward J. Record
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)