Form 10-K
period 2008-02-02
STAGE STORES INC
filed 2008-04-01
CIK 6885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission File No. 1-14035

Stage Stores, Inc.
(Exact name of registrant as specified in its charter)

NEVADA	91-1826900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10201 MAIN STREET, HOUSTON, TEXAS	77025
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (800) 579-2302

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($0.01 par value)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

As of August 4, 2007 (the last business day of the registrant's most recently completed second quarter), the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant was $677,564,272 (based upon the closing price of the registrant’s common stock as reported by the New York Stock Exchange on August 3, 2007).

 As of March 25, 2008, there were 38,206,467 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders to be held on June 5, 2008, which will be filed within 120 days of the end of the registrant’s fiscal year ended February 2, 2008 (the "Proxy Statement"), are incorporated by reference into Part III of this Form 10-K to the extent described therein.

References to a particular year are to Stage Stores, Inc.’s fiscal year, which is the 52 or 53 week period ending on the Saturday closest to January 31st of the following calendar year.  For example, a reference to "2005" is a reference to the fiscal year ended January 28, 2006, “2006” is a reference to the fiscal year ended February 3, 2007, "2007" is a reference to the fiscal year ended February 2, 2008, and a reference to “2008” is a reference to the fiscal year ending January 31, 2009.   2005 and 2007 consisted of 52 weeks, 2006 consisted of 53 weeks and 2008 will consist of 52 weeks.

PART I

ITEM 1.	BUSINESS

Overview

Stage Stores, Inc. (the “Company” or “Stage Stores”) is a Houston, Texas-based regional, specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family.  As of February 2, 2008, the Company operated 694 stores located in 35 states.  The Company operates under the Stage, Bealls and Palais Royal names throughout the South Central and Southwestern states, and under the Peebles name throughout the Midwestern, Southeastern, Mid-Atlantic and New England states. With an average store size of approximately 18,600 selling square feet, the Company's principal focus is on consumers in small and mid-size markets which the Company believes are under-served and less competitive.  Utilizing a ten-mile radius from each store, approximately 69% of the Company's stores are located in small towns and market areas with populations below 50,000 people, while an additional 18% of the Company's stores are located in mid-sized communities and market areas with populations between 50,000 and 150,000 people. The remaining 13% of the Company's stores are located in metropolitan areas, such as Houston and San Antonio, Texas.  The Company believes that it is able to differentiate itself from the competition in the small and mid-size communities in which it operates by offering consumers access to basic as well as fashionable, brand name merchandise not typically carried by other retailers in the same market area.  In the highly competitive metropolitan markets in which it operates, the Company competes against other national department store chains, which similarly offer moderately priced, brand name and private label merchandise.  As a way of differentiating itself from the competition in these larger metropolitan markets, the Company offers consumers a high level of customer service in convenient locations.

Website Access to Reports

The Company makes available, free of charge, through its website, among other things, corporate governance documents, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after they have been electronically filed with the Securities and Exchange Commission ("SEC").  They can be obtained by accessing the Company’s website at www.stagestores.com, clicking on “Investor Relations,” then “SEC filings,” then the report to be obtained.  Information contained on the Company’s website is not part of this Annual Report on Form 10-K.

History

The Company was formed in 1988 when the management of Palais Royal, together with several venture capital firms, acquired the family-owned Bealls and Palais Royal chains, both of which were originally founded in the 1920's.  At the time of the acquisition, Palais Royal operated primarily larger stores, which were located in and around the Houston metropolitan area, while Bealls operated primarily smaller stores, which were principally located in rural Texas towns.  Over the next five years, the Company concentrated on integrating the two businesses, identifying their respective strengths and developing and refining its growth strategy.  During this period, the Company developed a growth strategy that was focused on expanding the Company's presence in small markets across the country through new store openings and strategic acquisitions.

On November 4, 2003, the Company acquired Peebles Inc. (“Peebles”), which at the time was a privately held, similarly focused retail company headquartered in South Hill, Virginia (the "Peebles Acquisition"), which then operated 136 stores in seventeen Mid-Atlantic, Southeastern and Midwestern states under the Peebles name.  In order to maximize the potential of the Peebles Acquisition, the Company has maintained what it believes is the highly recognizable Peebles name on the stores.  With the addition of Peebles, the Company believes that it has strengthened its position as one of the leading retailers of branded family apparel in small town America.  The Company further believes that the Peebles Acquisition created new opportunities for unit growth and geographical expansion and improved its competitive position.

On February 27, 2006, the Company acquired privately held B.C. Moore & Sons, Incorporated (“B.C. Moore”) which then operated 78 retail locations located in small markets throughout Alabama, Georgia, North Carolina and South Carolina (the “B.C. Moore Acquisition”, and collectively with the Peebles Acquisition, the “Acquisitions”).  Following the acquisition, the Company converted 69 of the acquired stores to its Peebles name and format in 2006. The remaining nine non-converted locations were closed.  The B.C. Moore Acquisition expands the Company’s position in the Southeastern United States, and is consistent with its corporate strategy of increasing the concentration of its store base into smaller markets.

Operations

Stores.  As of February 2, 2008, the Company operated 694 stores located in 35 states.  The Company operates under the Stage, Bealls and Palais Royal names throughout the South Central and Southwestern states, and under the Peebles name throughout the Midwestern, Southeastern, Mid-Atlantic and New England states.  While the Company's stores are operated under four names, the Company operates the vast majority of its stores under one concept and one strategy.  Utilizing a ten mile radius from each store, approximately 69% of the Company's stores are located in small towns and communities with populations below 50,000 people, while an additional 18% of the Company's stores are located in mid-sized communities with populations between 50,000 and 150,000 people.  The remaining 13% of the Company's stores are located in metropolitan areas, such as Houston and San Antonio, Texas.

In targeting small and mid-size markets, the Company has developed a store format which is smaller than typical department stores yet large enough to offer a well edited, but broad selection of merchandise.  With an average store size of approximately 18,600 selling square feet, approximately 80% of the Company's stores are located in strip shopping centers in which they are typically one of the anchor stores.  An additional 14% of the Company's stores are located in local or regional shopping malls, while the remaining 6% are located in either free standing or downtown buildings.  The Company attempts to locate its stores by, or in the vicinity of, other tenants that it believes will help attract additional foot traffic to the area, such as grocery stores, drug stores or major discount stores such as Wal-Mart.

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

Expansion Strategy.  The cornerstone of the Company's growth strategy continues to be to identify locations in small and mid-size markets that meet its demographic and competitive criteria.  The Company believes that the long-term potential of its smaller markets is positive and wants to be well positioned in these markets with locations that are convenient to its customers.  During 2007, the Company opened a total of 47 organic stores, and entered the states of Utah and Wisconsin.

The number of new stores opened by state in 2007 was as follows:

State	Number of Stores
Arizona	1
Arkansas	1
Colorado	3
Florida	1
Georgia	3
Iowa	1
Kentucky	2
Louisiana	3
Massachusetts	1
Michigan	5
Mississippi	4
New York	4
North Carolina	1
Ohio	1
Pennsylvania	5
Tennessee	4
Texas	3
Utah	1
Virginia	1
West Virginia	1
Wisconsin	1
47

The Company believes that there are sufficient opportunities in small and mid-size markets to continue with its new store growth into the foreseeable future, and that it is well positioned to capitalize on those opportunities. Beginning in 2008, the Company anticipates opening approximately 70 new stores per year.  The actual number of stores opened will be dependent upon the availability of suitable locations and prevailing market and economic conditions.

To support its store growth, in 2005 the Company increased the productivity and processing capacity of its South Hill, Virginia distribution center with the addition of new sortation equipment and a new warehouse management system.  The Company is also opening its third distribution center during the second quarter of 2008 in Jeffersonville, Ohio.

Expansion, Relocation and Remodeling.  In addition to opening new stores, the Company has continued to invest in the expansion, relocation and remodeling of its existing stores.  The Company believes that remodeling keeps its stores looking fresh and up-to-date, which enhances its customers' shopping experience and helps maintain and improve its market share in those market areas.  Store remodeling projects can range from updating and improving in-store lighting, fixtures, wall merchandising and signage, to more extensive expansion projects.  Relocations are intended to improve the stores’ location and help them capitalize on incremental sales potential.  During 2007, the Company completed 18 relocations, 3 expansions and 4 remodels of stores and expects to complete 15 relocations, 6 expansions and 10 remodels of stores during 2008.

Store Closures.  The Company closed eight locations during 2007.  The Company continually reviews the trend of individual store performance and will close a store if the expected store performance does not support the required investment of capital at that location.  During 2008, the Company anticipates closing 8 to 10 stores.

Store Operations.  For span-of-control purposes, the Company's stores are divided into distinct regions and districts.  There are currently seven regions.  Within these seven regions, there are currently a total of 49 districts.  The number of stores that each District Manager oversees depends on their proximity to each other and generally varies from a low of 11 stores to a high of 19 stores.  Each store is managed by a team consisting of a Manager and a number of Assistant Managers, which is dependent on the size of the store.  The selling floor staff within each store consists of both full-time and part-time associates, with temporary associates added during peak selling seasons.  The Company believes that this structure provides an appropriate level of oversight, management and control over its store operations.

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

Competitive Advantages.  As a result of its small and mid-size market focus, the Company generally faces less competition for its brand name merchandise because consumers in these markets typically are able to shop for branded merchandise only in regional malls, which are typically located more than 30 miles away.  In those small and mid-size markets where the Company does compete for brand name apparel sales, competition generally comes from local retailers, small regional chains and to a lesser extent, national department stores.  The Company believes it has a competitive advantage over local retailers and small regional chains due to its: (i) broader selection of brand name merchandise, (ii) distinctive retail concept, (iii) economies of scale, (iv) strong vendor relationships and (v) private label credit card program.  The Company also believes it has a competitive advantage in small and mid-size markets over national department stores due to its experience with smaller markets.  In addition, due to minimal merchandise overlap, the Company generally does not directly compete for branded apparel sales with national discounters such as Wal-Mart.  In the highly competitive metropolitan markets in which it operates, the Company competes against other national department store chains, which similarly offer moderately priced, brand name and private label merchandise.  As a way of differentiating itself from the competition in these larger markets, the Company offers consumers a high level of customer service in convenient locations.  In addition, over the years, the Company has endeavored to nurture customer loyalty and foster name recognition through loyalty and direct marketing programs.

Merchandising Strategy.  The Company's merchandising strategy focuses on matching merchandise assortments and offerings with customers' aspirations for fashionable, quality brand name apparel.  Further, care is given to avoid duplication and to ensure in-stock position on size and color in all merchandise selections.  The Company offers a well edited selection of moderately priced, branded merchandise within distinct merchandise categories, such as women's, men's and children's apparel, as well as accessories, cosmetics and footwear.  The merchandise selection ranges from basics, including denim, underwear and foundations, to more upscale and fashionable clothing offerings.  Merchandise mix may also vary from store to store to accommodate differing demographic factors.  Approximately 85% of sales consist of nationally recognized brands such as Levi Strauss, Nike, Liz Claiborne, Calvin Klein, Chaps, Polo Jeanswear, Estee Lauder, Clinique, Elizabeth Arden, Nautica, K-Swiss, Reebok and New Balance, while the remaining 15% of sales consist of the Company’s private label merchandise.  The Company's private label portfolio includes twenty-one brands, which are developed and sourced through its membership in Associated Merchandising Corporation and Li-Fung Cooperative Buying Services, as well as through contracts with third party vendors.  The Company's private label brands offer quality merchandise and excellent value.  The Company’s top 100 vendors currently account for approximately 46% of annual sales.  Merchandise purchased from Associated Merchandising Corporation represented approximately 7% and 5% of the Company’s 2007 and 2006 sales, respectively.  The Company's merchandising activities are conducted from its corporate headquarters in Houston, Texas for its Bealls, Palais Royal and Stage locations, and from its South Hill, Virginia administrative offices for its Peebles locations.

In January 2007, the Company announced that it was undertaking certain strategic growth initiatives in its women’s plus sizes, footwear and cosmetics areas.  The Company believes that these initiatives will lead to increased sales in these categories of business.  In its plus sizes business, the Company plans to drive additional growth through further improvement, expansion and enhancement of the merchandise mix and product selection, supported by expanded selling floor space.  In its footwear business, the Company plans to grow sales through improved breadth of style and brand selections for family footwear.  In its cosmetics business, the Company plans to increase sales through the continued roll-out of desired treatment products from suppliers such as Estee Lauder and Clinique.  As a part of its strategic initiatives, the Company is in the final stages of developing a tool which will help it maximize the generation of sales and gross margin per square foot by better allocating selling square footage among its various categories of business.

The following table sets forth the distribution of net sales between the Company's various merchandise categories:

	Fiscal Year

Department	2007	2006	2005

Men's/Young Men's	19%	19%	19%
Misses Sportswear	18	17	17
Children's	12	12	12
Footwear	12	12	12
Junior Sportswear	8	9	9
Accessories	8	8	8
Cosmetics	6	6	6
Special Sizes	6	6	6
Dresses	4	4	4
Intimates	3	3	3
Home & Gifts	3	3	3
Outerwear, Swimwear and Other	1	1	1
	100%	100%	100%

Marketing Strategy.  The Company's primary target customers are women who are generally 25 and older with annual household incomes of over $45,000, who the Company believes are the primary decision makers for their family’s clothing purchases.  The Company's broad based marketing strategy is designed to establish brand loyalty, convenience and promotional positioning.  The Company uses a multi-media advertising approach, including newspapers, direct mail, radio and television, to position its stores as the local destination for basic and fashionable moderately priced brand name merchandise.  In addition, the Company promotes its private label credit card and attempts to create strong customer loyalty through continuous one-on-one communication with its core private label credit card holders.  The Company's best private label credit card customers are recognized and rewarded through its VIP credit card program, as discussed below, that creates greater customer retention and promotes increased purchasing activity.  In addition to the information gathered from its private label credit card customers, the Company is able to capture data on selected check, debit and other third party credit card customers and incorporate this data into its marketing and merchandising programs.  The Company currently captures customer data on approximately 55% of its sales.  To complement its marketing efforts, the Company encourages local store involvement in local community activities.

Private Label Credit Card. The Company considers its private label credit card program to be an important component of its retailing concept because it (i) enhances customer loyalty, (ii) allows the Company to identify and regularly contact its best customers and (iii) creates a comprehensive database that enables the Company to implement detailed, segmented marketing and merchandising strategies for each store.  Frequent private label credit card users, through the Company's VIP credit card program, enjoy an increasing array of benefits.  The Company's most active charge customers are awarded a bronze, silver or gold VIP card based on their level of annual purchases.  Depending on their level, holders of these cards receive such benefits as discounted or free gift-wrapping, special promotional discounts and invitations to private "VIP Only" sales.  In addition, new holders of the Company's credit card receive a 10% discount the first time they use their new card.  To encourage associates to focus on getting customers to open new Company credit card accounts, the Company provides increasing incentive award payments based on the number of new private label credit card accounts activated.  The penetration rate for the Company's private label credit card was approximately 32%, 31% and 32% of net sales in 2007, 2006 and 2005, respectively.

Merchandise Distribution.  The Company currently distributes all merchandise to its stores through its two distribution centers, which are located in Jacksonville, Texas, and South Hill, Virginia.  The Company's Jacksonville distribution center has 435,000 square feet of processing area and is capable of servicing 600 stores, and the South Hill distribution center has 162,240 square feet of processing area and is capable of servicing 240 stores.

During 2007, the Company selected Jeffersonville, Ohio as the site for its third distribution center.  This third distribution center will have 200,000 square-foot of processing area and will be capable of servicing 310 stores when it begins operations during the second quarter of 2008.

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

The Company’s two existing distribution centers are equipped with modern sortation equipment to support distribution of quantities to meet specific store needs.  The same merchandising and warehouse management systems are used at all corporate and distribution center locations which allows support of stores by either distribution center.  The configurations of the distribution centers permit daily shipments to stores, with the majority of stores receiving merchandise within one day of shipment from the distribution centers.   The Company utilizes a third party contract carrier to deliver merchandise from both of its Jacksonville and South Hill facilities to its stores.  The Company plans to implement the same distribution, merchandising, and warehouse management systems at its third distribution center, and will use the same third party contract carrier.

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

The Company implemented a new merchandise planning system in mid 2007.  This new system produces by store plans based on the individual stores performances and based on attributes assigned to it by the Planning Group.  The Company expects the ability to plan receipts and sales by store by class based on a stores individual attributes will enable the Company to allocate merchandise more accurately.  The Company expects to experience both sales and profitability gains due to the new functionality.  The initial impact and benefits are expected to begin in the first half of 2008.

Employees.  At February 2, 2008, the Company employed a total of 14,458 employees broken down as follows:

	Hourly	Salaried	Total

Stores	11,939	1,088	13,027
Administrative offices	213	654	867
Distribution centers	524	40	564

Total	12,676	1,782	14,458

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

Trademarks.  The Company regards its trademarks and their protection as important to its success.  In addition to the Bealls, Palais Royal, Peebles and Stage trademarks, the United States Patent and Trademark Office (the “USPTO”) has issued federal registrations to the Company for the following trademarks:  Cape Classic, Cape Classic LTD, Casual Options, FB Petite, Graphite, Hannah, Hidden Fantasies, Meherrin River Outfitters, Private Expressions, Signature Studio, Sun River Clothing Co., Sun River Footwear, Rebecca Malone, Specialty Kids, Specialty Girl, Specialty Baby, Whispers, Miss Becky, Croft Classics, Croft’s, Pebblebrook and Thomas & Ashemore.  The Company has also filed applications with the USPTO seeking federal registrations for the following trademarks: Rebecca Malone Bath & Body and Design, On Stage, Whispers Bath & Body and Mistletoe Mountain.

ITEM 1A.	RISK FACTORS

Forward Looking Statements

Certain statements in this Form 10-K contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements.  These factors include, but are not limited to, the ability of the Company and its subsidiary to maintain normal trade terms with vendors, the ability of the Company and its subsidiary to comply with the various covenant requirements contained in the Company's Revolving Credit Facility, the demand for apparel and other factors.  The demand for apparel and sales volume can be affected by significant changes in economic conditions, including an economic downturn, employment levels in the Company’s markets, consumer confidence, energy and gasoline prices, and other factors influencing discretionary consumer spending.  Other factors affecting the demand for apparel and sales volume include unusual weather patterns, an increase in the level of competition in the Company's market areas, competitors' marketing strategies, changes in fashion trends, changes in the average cost of merchandise purchased for resale, availability of product on normal payment terms and the failure to achieve the expected results of the Company's merchandising and marketing plans as well as its store opening plans.  The occurrence of any of the above could have a material and adverse impact on the Company's operating results.  Most of these factors are difficult to predict accurately and are generally beyond the Company's control.  Readers should consider the risks and uncertainties described in connection with any forward-looking statements that may be made in this Form 10-K.  Readers should carefully review the Form 10-K in its entirety, including but not limited to the Company's financial statements and the notes thereto and the risks and uncertainties described in this Item 1A.  Forward-looking statements contained in this Form 10-K speak only as of the date of this Form 10-K.  The Company does not undertake to update its forward-looking statements.

The Company faces the risk of a highly competitive retail apparel industry, which may result in the loss of customers, increased spending on marketing and advertising and reduced revenues.  The retail apparel business is highly competitive.  Although competition varies widely from market to market, the Company faces the risk of increased competition, particularly in its more highly populated markets from national, regional and local department and specialty stores.  Some of the Company's competitors are considerably larger than the Company and have substantially greater financial and other resources.  Although the Company offers brands that are not available at certain other retailers, including regional and national department stores, there can be no assurance that existing or new competitors will not carry similar branded merchandise in the future, which could have a material and adverse effect on the Company's business, financial condition and cash flows.  The Company also faces competition from internet business, in addition to traditional store-based retailers, which could materially affect its revenue and profitability.

An economic downturn, decline in consumer confidence could negatively impact the Company's business and financial condition.  A substantial portion of the Company's operations is located in the South Central, Southwestern and Mid-Atlantic states.  In addition, many of the Company's stores are situated in small towns and rural environments that are substantially dependent upon the local economy.  The retail apparel business is dependent upon the level of consumer spending, which may be adversely affected by an economic downturn, or a decline in consumer confidence, employment levels in the Company’s markets, energy and gasoline prices and other factors influencing discretionary consumer spending.  An economic downturn or decline in consumer confidence, particularly in the South Central, Southwestern and Mid-Atlantic states and any state (such as Texas or Louisiana) from which the Company derives a significant portion of its net sales, could have a material and adverse effect on the Company's business, financial condition and cash flows, including affecting demand for the Company's products.

The Company’s operations could suffer if it does not anticipate and respond to changing customer preferences in a timely manner.  The Company's success depends, in part, upon its ability to anticipate and respond to changing consumer preferences and fashion trends in a timely manner.  Although the Company attempts to stay abreast of emerging lifestyles and consumer preferences affecting its merchandise, any sustained failure by the Company to identify and respond to such trends could have a material and adverse effect on the Company's business, financial condition and cash flows.

The Company is highly dependent upon cash flows and net earnings generated during the fourth quarter, which includes the majority of the holiday season.  The Company's business is seasonal and sales traditionally are lower during the first three quarters of the fiscal year (February through October) and higher during the last quarter of the fiscal year (November through January).  The fourth quarter usually accounts for slightly more than 30% of the Company's annual sales, with the other quarters accounting for approximately 22% to 24% each.  Working capital requirements fluctuate during the year as well and generally reach their highest levels during the third and fourth quarters.

Unusual weather patterns could negatively impact the Company’s financial condition. The Company's business depends, in part, on normal weather patterns across its markets.  Any unusual weather patterns in the Company's markets can have a material and adverse impact on the Company's business, financial condition and cash flows.

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

A catastrophic event affecting any of the Company's buying, distribution or other corporate operations could adversely impact the use of those facilities and could result in reduced revenues and loss of customers.  The Company's buying, distribution and other corporate operations are in highly centralized locations.  The Company's operations could be materially and adversely affected if a catastrophic event (such as, but not limited to, fire, hurricanes or floods) impacts the use of these facilities.  There can be no assurances that the Company would be successful in obtaining alternative servicing facilities in a timely manner if such a catastrophic event should occur.  The Company is opening its third distribution center during 2008.  The Company’s operations could be materially and adversely affected if this distribution center is not successfully integrated into the existing distribution processes.

A disruption of the Company’s information technology systems could have a material adverse impact on the Company’s business and financial condition. The Company is heavily dependent on its information technology systems for day to day business operations.  In addition, as part of the Company's normal course of business, it collects processes and retains sensitive and confidential customer information. Today’s information technology risks are largely external and their consequences affect the entire Company.  Potential risks include, but are not limited to, the following: (i) an intrusion by a hacker, (ii) the introduction of malware (virus, Trojan, spyware), (iii) hardware failure, (iv) outages due to software defects, and (v) human error.  Although the Company runs anti-virus and anti-spyware software and takes other steps to ensure that its information technology systems will not be disabled or otherwise disrupted, there can be no assurances that disruptions will not occur. The consequences of a disruption, depending on the severity, could have a material adverse affect on the Company’s business and financial condition and could expose the Company to civil, regulatory and industry actions and possible judgments, fees and fines.  In addition, any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information could severely damage the Company’s reputation, expose it to the risks of legal proceedings, disrupt its operations and otherwise adversely affect the Company’s business and financial condition. While the Company has taken significant steps to protect customer and confidential information, there can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other developments will prevent the compromise of customer transaction processing capabilities and personal data.  If any such compromise of the Company’s information security were to occur, it could have a material adverse effect on the Company’s reputation, business, operating results, financial condition and cash flows.

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

Any devaluation of the Mexican peso, or imposition of restrictions on the access of citizens of Mexico to the Company’s stores, could adversely impact the Company’s business and financial condition. Approximately 3% of the Company’s stores are located in cities that either border Mexico or that the Company considers to be in close proximity to Mexico.  The Company estimates that approximately 7% of its 2007 sales were derived from these stores.  While purchases in these stores are made in United States dollars, a devaluation of the Mexican peso could negatively affect the exchange rate between the peso and the dollar, which would result in reduced purchasing power on the part of the Company’s customers who are citizens of Mexico.  In that event, revenues attributable to these stores could be reduced.  In addition, due to global uncertainties, including threats or acts of terrorism, it is possible that tighter restrictions may be imposed by the Federal government on the ability of citizens of Mexico to cross the border into the United States.  In that case, revenues attributable to the Company’s stores regularly frequented by citizens of Mexico could be reduced.

Results of operations could deteriorate if the Company fails to attract, develop, and retain qualified employees.  The Company’s performance is dependent on attracting and retaining a large and growing number of employees.  The Company believes that its competitive advantage is providing well-trained and motivated sales associates in order to provide customers exceptional customer service.  The Company’s success depends in part upon it’s ability to attract, develop, and retain a sufficient number of qualified associates, including store, service, and administrative personnel.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company's corporate headquarters and merchandising offices for the Stage, Bealls and Palais Royal stores are located in a leased 130,000 square foot building in Houston, Texas, while it owns the 28,000 square foot Peebles office building housing the merchandising offices for the Peebles stores located in South Hill, Virginia.  The Company also owns its distribution centers in Jacksonville, Texas and South Hill, Virginia, and leases the facility that is being prepared for its third distribution center in Jeffersonville, Ohio.

At February 2, 2008, the Company operated 694 stores, located in 35 states, as follows:

State	Number of Stores
Alabama	21
Arizona	8
Arkansas	19
Colorado	5
Connecticut	1
Delaware	3
Florida	3
Georgia	31
Illinois	2
Indiana	7
Iowa	2
Kansas	6
Kentucky	18
Louisiana	52
Maryland	7
Massachusetts	2
Michigan	9
Mississippi	18
Missouri	13
New Hampshire	1
New Jersey	6
New Mexico	19
New York	12
North Carolina	25
Ohio	21
Oklahoma	33
Pennsylvania	24
South Carolina	26
Tennessee	23
Texas	228
Utah	1
Vermont	4
Virginia	34
West Virginia	9
Wisconsin	1

Total	694

Stores range in size from approximately 5,100 to 54,300 selling square feet, with the average being approximately 18,600 selling square feet.  The Company's stores, of which all but three are leased, are primarily located in strip shopping centers.  The majority of leases, which are typically for a 10 year term often with renewals of five years each, provide for a base rent plus payments for expenses incurred by the landlord, such as common area maintenance and insurance.  Certain leases provide for contingent rents that are not measurable at inception.  These contingent rents are primarily based on a percentage of sales that are in excess of a predetermined level.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company and its subsidiary are involved in various legal proceedings arising in the ordinary course of their business.  Management does not believe that any pending legal proceedings, either individually or in the aggregate, are material to the financial position, results of operations or cash flows of the Company or its subsidiary.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended February 2, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Prior to March 16, 2006, the principal market for the Company's common stock was the NASDAQ National Market, where it traded under the symbol "STGS."  On March 16, 2006, the Company began trading on the New York Stock Exchange under the symbol “SSI.”  The following table sets forth the high and low sales prices per share of the Company's common stock for each quarter in 2007 and 2006 as reported on the NASDAQ National Market prior to March 16, 2006 and the New York Stock Exchange since that date:

	Common Stock Market Price
2007	High	Low

First Quarter	$24.24	$20.15
Second Quarter	22.00	16.18
Third Quarter	19.96	15.27
Fourth Quarter	17.93	9.90

2006*
First Quarter	$20.73	$18.14
Second Quarter	22.54	19.10
Third Quarter	22.42	17.06
Fourth Quarter	23.36	19.75

* Stock prices are restated to reflect the impact of the Company’s 3-for-2 stock split which was paid in the form of a stock dividend on January 31, 2007.

Holders

As of March 25, 2008, there were 518 holders of record of the Company’s common stock.

Dividends

The Company initiated a quarterly cash dividend of $0.017 per share during the third quarter of 2005 and during the second quarter of 2006 the Company increased its quarterly cash dividend to $0.033 per share.  The quarterly cash dividend was further increased to $0.05 per share in the first quarter of 2007.  Dividend payments during 2007 totaled $8.4 million.  On February 29, 2008, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share on the Company's common stock, which was paid on March 26, 2008 to shareholders of record on March 11, 2008.  While the Company expects to continue payment of quarterly cash dividends, the declaration and payment of future dividends by the Company are subject to the discretion of the Board.  Any future determination to pay dividends will depend on the Company's results of operations and financial condition, as well as meeting certain criteria under its Revolving Credit Facility (as defined in “Liquidity and Capital Resources”) and other factors deemed relevant by the Board.

Stock Price Performance Graph

The annual changes for the period shown in the following graph are based on the assumption that $100 had been invested in Stage Stores stock, the S&P 500 Stock Index and the S&P 500 Retail Index on January 31, 2003 and that all quarterly dividends were reinvested at the average of the closing prices at the beginning and end of the quarter.  The total cumulative dollar returns shown on the graph represent the value that such investments would have had on February 1, 2008 (the last trading date in fiscal 2007).  The calculations exclude trading commissions and taxes.

Date	Stage Stores, Inc.	S&P 500 Index	S&P 500 Retail Index
1/31/2003	$100.00	$100.00	$100.00
1/30/2004	$178.51	$132.19	$148.35
1/28/2005	$213.28	$136.89	$169.05
1/27/2006	$246.55	$150.02	$182.31
2/2/2007	$277.97	$169.26	$207.77
2/1/2008	$161.01	$163.07	$167.80

Stock Repurchase Program

The Company’s Board of Directors has approved various stock repurchase programs, all of which have been completed.  The stock repurchase programs permitted the Company to repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions including, but not limited to, accelerated share repurchases, as deemed appropriate by the Company.  The Board has also granted the Company the authority to repurchase additional amounts of its outstanding common stock using available proceeds from the exercise of stock options as well as the tax benefits that will accrue to the Company from the exercise of stock options, stock appreciation rights (“SARs”) and other equity grants.  At February 2, 2008, approximately $1.5 million was available to the Company for stock repurchases with proceeds and tax benefits from the exercise of its equity grants.  The following is a summary of repurchase activity completed under the various repurchase programs through February 2, 2008 (in thousands):

Stock Repurchase Programs	Date Approved	Date Completed	Amount	Shares Repurchased (1)

2002 Stock Repurchase Programs	July 29, 2002 & September 19, 2002	February 1, 2003	$25,000	2,586
2003 Stock Repurchase Program	October 1, 2003	May 25, 2004	50,000	3,116
2005 Stock Repurchase Program	July 5, 2005	October 29, 2005	30,000	1,686
2007 Stock Repurchase Programs	January 5, 2007 & November 19, 2007	January 9, 2008	100,000	6,199
			205,000	13,587
Stock repurchases using proceeds from the exercise of employee stock options			72,209	3,320

		Total	$277,209	16,907

(1)	Shares repurchased are restated to reflect the impact of the 3-for-2 stock splits on August 19, 2005 and January 31, 2007.

The following table is a summary of repurchase activity during the fourth quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
November 4, 2007 to December 1, 2007	472,504	$17.02	472,504	$41,956,560

December 2, 2007 to January 5, 2008	2,441,550	$15.66	2,441,550	$3,717,051

January 6, 2008 to February 2, 2008	301,500	$12.33	301,500	$812

Total	3,215,554	$15.55	3,215,554

ITEM 6.	SELECTED FINANCIAL DATA

The following sets forth selected consolidated financial data for the periods indicated.  The selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements included herein.  All amounts are stated in thousands, except for per share data and number of stores.

	Fiscal Year
	2003 (1)		2004	2005	2006 (1)(2)		2007
Statement of operations data:
Net sales	$972,212		$1,243,851	$1,344,100	$1,550,180		$1,545,606
Cost of sales and related buying, occupancy and distribution expenses	694,055		884,291	952,680	1,096,693		1,100,892
Gross profit	278,157		359,560	391,420	453,487		444,714
Selling, general and administrative expenses	200,713		274,265	296,543	352,870		350,248
Store opening costs	3,068		2,172	3,210	7,825		4,678
Interest, net	2,509		2,515	2,958	5,011		4,792
Gain on sale of private label credit card portfolio, net	(12,218)		-	-	-		-
Income before income tax expense	84,085		80,608	88,709	87,781		84,996
Income tax expense	30,691		29,220	32,822	32,479		31,916
Net income	$53,394		$51,388	$55,887	$55,302		$53,080

Basic earnings per common share (3)	$1.25		$1.25	$1.38	$1.33		$1.27
Basic weighted average common shares (3) outstanding	42,757		41,136	40,569	41,559		41,764

Diluted earnings per common share (3)	$1.18		$1.15	$1.27	$1.25		$1.24
Diluted weighted average common shares (3) outstanding	45,413		44,763	44,040	44,111		42,720

Margin and other data:
Gross profit margin (4)	28.6%		28.9%	29.1%	29.3%		28.8%
Selling, general and administrative expense rate (5)	20.6%		22.0%	22.1%	22.8%		22.7%
Capital expenditures	$46,432		$47,890	$75,168	$71,914		$95,311
Construction allowances from landlords	9,488		3,104	13,302	8,946		18,765
Stock repurchases	7,666		61,701	48,687	21,579		112,597
Proceeds from exercise of stock options and warrants, including tax benefit	10,393		20,437	15,498	45,359		9,528
Cash dividends per share	-		-	0.03	0.12		0.20

Store data:
Comparable store sales growth (6)	(4.1%)		2.5%	5.4%	3.5%	(2)	(1.1%)
Store openings	170	(7)	22	36	108	(8)	47
Store closings	6		11	15	3		8
Number of stores open at end of period	518		529	550	655		694
Total selling area square footage at end of period	9,914		10,001	10,377	12,124		12,929

	January 31,	January 29,	January 28,	February 3,	February 2,
	2004	2005	2006	2007	2008
Balance sheet data (at end of period)
Working capital	$230,538	$225,161	$222,510	$253,668	$236,038
Total assets	669,091	686,999	731,653	824,986	871,490
Debt obligations	13,119	3,178	3,053	16,614	100,594
Stockholders' equity	470,338	481,273	501,832	571,408	520,846

______________________________________________________

(1)
The financial results of Peebles and B.C. Moore have been included in the Company's consolidated financial statements from November 2, 2003 and February 26, 2006, respectively, the effective dates of the Acquisitions for accounting purposes.

(2)	Fiscal year 2006 includes 53 weeks. Comparable store sales growth for 2006 has been determined based on a comparable 52 week period.

(3)
The share and per share information for all periods presented  have been restated to reflect the 3-for-2 stock splits which   were paid in the form of a stock dividend on August 19, 2005 and January 31, 2007.

(4)
 Depreciation expense associated with store locations, information systems and the distribution centers are included as a component of cost of sales.  Depreciation expense included in cost of sales as a rate of sales was 1.5%, 2.1%, 2.1%, 2.2% and 2.5% in the years 2003, 2004, 2005, 2006 and 2007, respectively.  The increase in depreciation expense over this period as a rate of sales is the result of the (i) Peebles Acquisition on November 4, 2003 with the associated increase in depreciable assets, (ii) B.C. Moore Acquisition on February 27, 2006 with the associated increase in depreciable assets, (iii) capital expenditures since the Company’s emergence from bankruptcy in 2001 and (iv) the relatively low depreciation basis of fixed assets associated with the stores which were open at the time of emergence from bankruptcy in 2001 due to the application of fresh-start reporting.

(5)
Selling, general and administrative expenses (“SG&A”) in fiscal year 2003 included, as an offset to selling, general and administrative expenses, the net income contribution from the Stage private label credit card portfolio prior to its sale on September 12, 2003, which included service charge and late fee income, operating expenses incurred by the Company in origination of credit, customer service and collection activities, interest expense on securitization facility borrowings and certain other items (collectively “Net Credit Income”).  Net Credit Income in fiscal year 2003 was 1.4% of sales.

(6)
Comparable store sales growth is based on sales growth for those stores which have been opened at least fourteen months prior to the reporting period.  These results do not include comparable store performance of stores acquired in the Acquisitions prior to the date of the Acquisitions.

(7)	Includes 136 stores acquired in the Peebles Acquisition.

(8)	Includes 69 stores acquired in the B.C. Moore Acquisition that were converted to Peebles stores.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Stage Stores is a Houston, Texas-based regional, specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family.  As of February 2, 2008, the Company operated 694 stores located in 35 states under the Stage, Bealls and Palais Royal names throughout the South Central and Southwestern states, and under the Peebles name throughout the Midwestern, Southeastern, Mid-Atlantic and New England states.  The Company's principal focus is on consumers in small and mid-size markets which the Company believes are under-served and less competitive.  The Company believes that it is able to differentiate itself from the competition in the small and mid-size markets in which it operates by offering consumers access to basic as well as fashionable brand name merchandise not typically carried by other retailers in the same market area.  In the highly competitive metropolitan markets in which it operates, the Company competes against national department store chains, which similarly offer moderately priced, brand name and private label merchandise.  As a way of differentiating itself from the competition in these larger metropolitan markets, the Company endeavors to offer consumers a high level of customer service in convenient locations.

On February 27, 2006, the Company acquired privately held B.C. Moore & Sons, Incorporated (“B.C. Moore”) which then operated 78 retail locations located in small markets throughout Alabama, Georgia, North Carolina and South Carolina (the “B.C. Moore Acquisition”).  Following the acquisition, the Company converted 69 of the acquired stores to its Peebles name and format in 2006. The remaining nine non-converted locations were closed.  The B.C. Moore Acquisition expands the Company’s position in the Southeastern United States, and is consistent with its corporate strategy of increasing the concentration of its store base into smaller markets.

The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements included elsewhere herein.

Results of Operations

The following table sets forth the results of operations as a percent of sales for the periods indicated (2007 and 2005 consisted of 52 weeks while 2006 consisted of 53 weeks):

	Fiscal Year
	2007	2006	2005

Net sales	100.0%	100.0%	100.0%
Cost of sales and related buying, occupancy and distribution expenses	71.2	70.7	70.9

Gross profit margin	28.8	29.3	29.1

Selling, general and administrative expenses	22.7	22.8	22.1
Store opening costs	0.3	0.5	0.2
Interest, net	0.3	0.3	0.2

Income before income tax	5.5	5.7	6.6
Income tax expense	2.1	2.1	2.4

Net income	3.4%	3.6%	4.2%

2007 Compared to 2006

Sales for 2007 decreased 0.3% to $1,545.6 million from $1,550.2 million for 2006, which was a 53 week fiscal year.  Sales during the fifty-third week of 2006 were $21.4 million.  Excluding the impact of the fifty-third week, total sales increased 1.1% or $16.8 million.  This increase was driven by $104.6 million in sales generated by new stores that were not in the comparable store base during 2006 offset by a decline in comparable store sales of $15.0 million, sales of $10.7 million from stores that were closed in 2007 and inventory liquidation sales of $62.1 million in 2006 generated by the acquired B.C. Moore stores prior to their conversion to Peebles stores.  Comparable store sales, (52 weeks in 2007 versus first 52 weeks last year) which are sales in stores open at least fourteen months prior to the reporting period, decreased 1.1% during 2007 (“2007 comparable store sales”) as compared to a 3.5% increase in 2006.

Comparable store sales increase (decrease) by quarter is presented below:

	Fiscal Year
	2007	2006
1st Quarter	0.1%	3.2%
2nd Quarter	0.5	4.5
3rd Quarter	(1.0)	4.1
4th Quarter	(3.1)	2.5	*
Total Year	(1.1)	3.5	*

* Excludes the impact of the 14th week in the 4th quarter and the impact of the 53rd week in 2006.

Sales in 2007 were negatively impacted by unseasonable and inconsistent weather patterns as well as the overall weak economy.  In spite of these factors, the Company achieved 2007 comparable store sales increases in certain of its key merchandise categories (i.e., those categories comprising greater than 5% of sales), namely dresses, cosmetics and special sizes.  The increase in cosmetics was driven by the continuing installation of new Estee Lauder and Clinique counters while the increase in special sizes is the result of the merchandising initiative to grow the plus size business through further enhancement of merchandise mix and product selection supported by expanded selling floor space.  On a market population basis, utilizing a ten mile radius from each store, in 2007 the Company achieved a 0.5% comparable store sales increase in its small market stores, or those in market areas with populations of less than 50,000 in 2007, versus a comparable store sales increase of 3.6% in 2006.  In its mid-sized market stores, or those in market areas with populations of 50,000 to 150,000, 2007 comparable stores sales decreased by 3.1% as compared to a 3.5% increase in 2006.  In its large market stores, or those in market areas with populations greater than 150,000, 2007 comparable store sales decreased 3.1% as compared to an increase of 3.3% in 2006.  The small market stores continue to be the focus of the Company’s new store expansion plans.

The following is a summary of the changes between 2007 and 2006 in the components of cost of sales, expressed as a percent of sales:

Increase in the Components of Cost of Sales
2007 Compared to 2006

Merchandise cost of sales	0.2%
Buying, occupancy and distribution expenses	0.3
Increase in merchandise cost of sales and related buying, occupancy and distribution expenses rate	0.5%

Gross profit decreased 1.9% to $444.7 million for the current year from $453.5 million for the prior year.   Gross profit, as a percent of sales, was 28.8% in the current year and 29.3% in the prior year.  The increase in the merchandise cost of sales rate was primarily due to the higher gross margin rate realized on the prior year B.C. Moore inventory liquidation sales.  The increase in the buying, occupancy and distribution expenses rate was principally due to higher store occupancy and depreciation costs due to the increased store count and de-leveraging of the somewhat fixed expenses due to lower sales.  This increase was partly offset because the prior year included a $3.3 million charge (0.2% of sales) related to the correction of an error in accounting for distribution center handling credits.  Prior to 2006, these credits were recognized in income when received.  Beginning in 2006, the Company began deferring recognition of these credits by recording a reserve against its inventory.

Selling, general and administrative (“SG&A”) expenses in 2007 decreased $2.6 million, or 0.1%, to $350.3 million from $352.9 million in 2006.  As a percent of sales, SG&A expenses decreased to 22.7% in 2007 from 22.8% in 2006.  Prior year SG&A expenses included expenses associated with the B.C. Moore stores prior to their conversion and re-opening as Peebles stores totaling $22.8 million, which among other things, included the fee earned by the liquidator that managed operations of the stores during this period.  Excluding B.C. Moore liquidation period sales and related SG&A expenses, the prior year SG&A rate would have been 22.2%.  The increase in the SG&A rate in the current year over the prior year adjusted rate was primarily due to increased advertising costs, principally in the Peebles stores and deleveraging of the fixed components of SG&A expenses due to lower sales.

Store opening costs in 2007 of $4.7 million include costs related to 47 stores opened and 18 stores relocated during the current year.  In 2006, the Company incurred $7.8 million in store opening costs related to 39 new stores and nine stores relocated, as well as expenses associated with the transition and conversion of 69 former B.C. Moore stores into Peebles stores.

Net interest expense was $4.8 million in 2007 as compared to $5.0 million in 2006.  The decrease is reflective of the lower weighted average interest rate of 6.2% for 2007 as compared to 6.9% for 2006.  The 2007 rate included the benefit of a reduction in the applicable margin rate used for the interest rate charged under the Company’s amended Revolving Credit Facility (see “Liquidity and Capital Resources”).  Interest expense is primarily comprised of interest on borrowings under the Company’s Revolving Credit Facility, related letters of credit and commitment fees, amortization of debt issue costs and interest on financing lease obligations and equipment financing notes.

The Company’s effective tax rate for 2007 was 37.6% and 37.0% in 2006, which resulted in income tax expense of $32.0 million in 2007 as compared to income tax expense of $32.5 million in 2006.  The increase in the effective tax rate was due to the legislation enacted by the Texas Legislature which subjects the Company to a Texas income tax effective during the second quarter of 2007.  The Company’s effective tax rate is currently estimated to be 38.0% in 2008.

As a result of the foregoing, the Company had net income of $53.1 million in 2007 as compared to net income of $55.3 million in 2006.

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

Comparable store sales increase by quarter is presented below.

	Fiscal Year
	2006		2005
1st Quarter	3.2%		4.9%
2nd Quarter	4.5		7.0
3rd Quarter	4.1		3.9
4th Quarter	2.5	*	5.6
Total Year	3.5	*	5.4

* Excludes the impact of the 14th week in the 4th quarter and the impact of the 53rd week in 2006.

The Company achieved 2006 comparable store sales increases in each of its key merchandise categories (i.e., those categories comprising greater than 5% of sales). Special sizes, cosmetics and accessories provided the most significant increase in 2006 comparable store sales.  On a market population basis, utilizing a ten mile radius from each store, in 2006 the Company achieved overall comparable store sales increases in each of its three market store groups.  In its small market stores, or those in market areas with populations of less than 50,000, 2006 comparable store sales increased 3.6% as compared to 5.8% in 2005.  In its mid-sized market stores, or those in market areas with populations of 50,000 to 150,000, 2006 comparable stores sales increased by 3.5% as compared to 6.0% in 2005.  In its large market stores, or those in market areas with populations greater than 150,000, 2006 comparable store sales increased 3.3% as compared to 3.7% in 2005.

During the first half of 2006, the Company operated with lower than desired merchandise levels at its Peebles stores, which led to negative comparable store sales at these stores during that period.  The Company experienced learning curve issues related to the implementation of the new Peebles merchandising and warehouse management systems in early 2006.  These purchase order and processing problems slowed the flow of goods during the early part of the year, which in conjunction with insufficiently planned inventory levels in certain categories of business, contributed to the Peebles comparable stores having lower than desired inventory levels during the first half of 2006.  The Company believes that, although comparable store sales were up 3.8% during the first half of the year, driven by good demand for its seasonal and clearance merchandise assortments, strength of the energy sector economy in the related states of Texas, Oklahoma, New Mexico and Louisiana, and the hurricane recovery driven sales in certain markets in Texas, Louisiana and Mississippi (which generally lasted until the anniversary of the storms in September of 2006), comparable store sales could have been better if not for the issues at its Peebles stores.  In the third quarter, inventory levels in its Peebles stores were raised to appropriate levels and, as a result, these stores produced comparable store sales gains during the second half of the year.

The following is a summary of the changes between 2006 and 2005 in the components of cost of sales, expressed as a percent of sales:

	Increase (Decrease) in the Components of Cost of Sales
	2006 Compared to 2005

Increase (Decrease) in cost of sales under former retail method:
Merchandise cost of sales	(0.5	) %
Buying, occupancy and distribution expenses	0.1
Subtotal	(0.4)
Impact on merchandise cost of sales due to the change in accounting principles to the cost method	0.2
Decrease in merchandise cost of sales and related buying, occupancy and distribution expenses rate	(0.2	) %

The Company changed its method of accounting for merchandise inventories from the retail method to the weighted average cost method (the “cost method”) as of the beginning of 2006.  In connection with the change in its method of accounting for merchandise inventories to the cost method, the Company also changed its accounting policy related to its historical treatment of certain distribution center costs associated with preparing inventory for sale, such as distribution payroll, benefits, occupancy, depreciation and other direct operating expenses, and now capitalizes these related costs into inventory and recognizes these expenses as the related inventory turns.  Reported results for periods prior to 2006 have not been adjusted as the period-specific information required to value inventory on the cost method is not determinable.  See Note 2 to the Consolidated Financial Statements. Accordingly, gross profit in 2006 is not comparable to 2005 due to the different inventory accounting methods used in each period.  The impact of the accounting changes was a $2.6 million decrease in gross profit in 2006.  Gross profit before the impact of the accounting changes increased 16.5% to $456.1 million in 2006 from $391.4 million in 2005.  Gross profit, as a percent of sales, was 29.3% in 2006 under the cost method as compared to 29.1% in 2005 under the retail method.

The decrease in the cost of sales rate of 0.4% before the change in accounting principles was primarily attributable to improved merchandise margins, which benefited from a higher maintained mark-up from increased purchase order mark-on as compared to prior year and better leverage from higher sales on buying, occupancy and distribution expenses  excluding the effect of the $3.3 million charge to cost of sales for the correction of an accounting error related to distribution center handling credits.

Selling, general and administrative expenses in 2006 increased $56.4 million, or 19.0%, to $352.9 million from $296.5 million in 2005.   The overall increase in SG&A expenses from 2005 was primarily due to increases in store expenses as a result of higher sales and increased store count, including the acquired B.C. Moore stores.  As a percent of sales, SG&A expenses increased to 22.8% in 2006 as compared to 22.1% in 2005.  The increase in the SG&A rate of 0.7% in 2006 was principally due to higher SG&A expenses, as a rate of sales, for the B.C. Moore stores prior to their conversion and re-opening as Peebles stores totaling $22.8 million, which among other things, included the fee earned by the liquidator that managed operations of the stores during this period.  Increases in SG&A expenses in 2006 also included (i) higher expenses of $4.2 million associated with long-term incentive equity awards, which includes the expensing of stock options that began in the first quarter of 2006 (ii) higher professional fees and other expenses of $1.3 million associated with the Company’s inventory valuation methodology review, (iii) increased property insurance premiums of $1.5 million due to claims activity related to last year’s hurricanes and (iv) increased other personnel related costs, including salaries and relocation costs as compared to 2005.  These increases in SG&A expenses were partially offset by reimbursements that the Company received in the current year totaling approximately $4.0 million for its hurricane related losses and approximately $4.6 million of gift card and merchandise credit breakage income discussed more fully below.

Gift card and merchandise credit breakage income (“breakage income”) represents the balance of gift cards and merchandise credits for which the Company believes the likelihood of redemption is remote.  During 2006, the Company accumulated enough historical data for the first time to determine the breakage rate and objectively determine the estimated time period of actual redemptions.  As a result, the Company recognized approximately $4.6 million of breakage income in the fourth quarter of 2006.  As 2006 was the first year in which the Company recognized breakage income, the amount recognized includes the breakage income related to gift cards sold and merchandise credits issued since the inception of the program.  This income is recorded as other income and is included in the Consolidated Statement of Income as a reduction in SG&A expenses.

Store opening costs in 2006 of $7.8 million relate to the 39 new stores opened and nine stores relocated during 2006 as well as expenses associated with the transition and conversion of the 69 former B.C. Moore stores into Peebles stores during 2006.  In 2005, the Company incurred $3.2 million in store opening costs related to the 36 new stores opened and 16 stores relocated.

Net interest expense was $5.0 million in 2006 as compared to $3.0 million in 2005.  The increase is reflective of higher average borrowings during 2006, primarily related to the B.C. Moore Acquisition and store conversion activities, as well as an increase in the weighted average interest from 5.6% in 2005 to 6.9% in 2006.  2006 interest expense is principally comprised of interest on borrowings under the Company’s Revolving Credit Facility (as defined in “Liquidity and Capital Resources”), related letters of credit and commitment fees, amortization of debt issue costs and interest on financing lease obligations.

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

The following table shows quarterly information (unaudited) for the Company (in thousands, except per share amounts):

	Fiscal Year 2007
	Q1	Q2	Q3	Q4
Net sales	$358,244	$359,205	$355,147	$473,010
Gross profit	$98,325	$105,487	$94,249	$146,653
Net income	$9,107	$9,876	$2,446	$31,651

Basic earnings per common share	$0.21	$0.23	$0.06	$0.80
Diluted earnings per common share	$0.20	$0.23	$0.06	$0.78

Basic weighted average shares	43,507	42,408	41,400	39,742
Diluted weighted average shares	44,790	43,373	42,258	40,462

	Fiscal Year 2006
	Q1	Q2	Q3	Q4
Net sales	$343,541	$362,104	$353,348	$491,187
Gross profit	$99,670	$95,578	$100,310	$157,929
Net income	$9,045	$3,853	$2,798	$39,606

Basic earnings per common share	$0.23	$0.10	$0.07	$0.91
Diluted earnings per common share	$0.21	$0.09	$0.06	$0.88

Basic weighted average shares	39,880	40,033	42,511	43,651
Diluted weighted average shares	43,500	43,542	44,384	44,954

Liquidity and Capital Resources

The Company's liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows, (iii) normal trade credit terms from the vendor and factor community, (iv) equipment financing and (v) its Revolving Credit Facility.

On April 20, 2007, the Company amended its $250.0 million senior secured revolving credit facility (the "Revolving Credit Facility"), that originally would have matured on August 21, 2008,  to, among other things, (i) extend its term for five years through April 20, 2012, (ii) include an uncommitted accordion feature to increase the size of the Revolving Credit Facility to $350.0 million and (iii) reduce the applicable margin rates by fifty basis points on Eurodollar rate based borrowings.  Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement.  The daily interest rates under the Revolving Credit Facility are determined by a prime rate or Eurodollar rate plus an applicable margin as set forth in the Revolving Credit Facility agreement.  Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility.  The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements.  Outstanding borrowings at February 2, 2008 under the Revolving Credit Facility were $63.5 million.  Excess borrowing availability at February 2, 2008 under the Revolving Credit Facility, net of letters of credit outstanding of $11.2 million, was $137.3 million.  During 2007, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 6.2% and $46.7 million, respectively.

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

                During the fourth quarter of 2007, the Company borrowed $32.4 million under equipment financing notes bearing interest ranging from 5.1% to 6.0%.  The notes are payable in monthly installments over a five year term and are secured by certain fixtures and equipment.

The Company generated $124.5 million in cash from operating activities in 2007.  Net income, adjusted for non-cash expenses such as depreciation and amortization, deferred income taxes, amortization of debt issue costs, stock-based compensation and excess tax benefits from stock-based compensation provided cash of approximately $131.8 million.  Changes in operating assets and liabilities used net cash of approximately $26.1 million, which included a $9.9 million increase in merchandise inventories due to the increase in number of stores in operation, a $4.5 million increase in other assets and a decrease in accounts payable and other liabilities of $11.7 million due principally to $7.2 million in pension contributions and lower short-term incentive compensation accruals.  Additionally, cash flows from operating activities included construction allowances from landlords of $18.8 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

During 2007, the Company repurchased approximately 6.2 million shares of its common stock at a cost of approximately $112.2 million.  In addition, the Company paid $0.4 million on behalf of the recipients who relinquished shares to satisfy the tax liability associated with performance shares and stock awards.  As a result of these transactions, all Board approved stock repurchase programs have been completed.  The stock repurchase programs permitted the Company to repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions including, but not limited to, accelerated share repurchases, as deemed appropriate by the Company.  The Board has also granted the Company the authority to repurchase additional amounts of its outstanding common stock using available proceeds from the exercise of stock options as well as the tax benefits that will accrue to the Company from the exercise of stock options, SARs and other equity grants.  At February 2, 2008, approximately $1.5 million was available to the Company for stock repurchases with proceeds and tax benefits from the exercise of its equity grants.

During 2007, the Company paid quarterly cash dividends of $0.05 per share on the Company’s common stock totaling $8.4 million.  On February 29, 2008, the Company announced that its Board declared a quarterly cash dividend of $0.05 per share of common stock, which was paid on March 26, 2008 to shareholders of record on March 11, 2008. While the Company expects to continue payment of quarterly dividends, the declaration and payment of future dividends by the Company are subject to the discretion of the Board.  Any future determination to pay dividends will depend on the Company's results of operations and financial condition, as well as meeting certain criteria under its Revolving Credit Facility and other factors deemed relevant by the Board.

Capital expenditures for 2007 were $95.3 million compared to $71.9 million in 2006.  The Company opened 47 new stores and relocated 18 stores in 2007.  In 2006, the Company opened 39 new stores, relocated nine stores, and completed the conversion of 69 former B.C. Moore stores into Peebles stores.  The Company received construction allowances from landlords of $18.8 million in 2007 to fund a portion of the capital expenditures related to store leasehold improvements in new and relocated stores, while $8.9 million was received from landlords in 2006.  These funds have been recorded as a deferred rent credit in the balance sheet and are amortized as an offset to rent expense over the lease term commencing with the date the allowances were earned.  Capital expenditures in 2007 also included $4.6 million related to the new third distribution center in Jeffersonville, Ohio which is anticipated to begin operations during the second quarter of 2008.

Management currently estimates capital expenditures in 2008, net of construction allowances to be received from landlords, will be approximately $95.0 million. The expenditures will be for the opening of approximately 70 new stores, planned store relocations and expansions, and the completion of the Jeffersonville distribution center.

While there can be no assurances, management believes that there should be sufficient liquidity to cover both the Company's short-term and long-term funding needs.

Contractual Obligations

The Company has numerous contractual commitments for purchases of merchandise inventories, services arising in the ordinary course of business, letters of credit, Revolving Credit Facility service and leases.  Presented below is a summary of the Company's contractual obligations as of February 2, 2008 (in thousands).  These items are discussed in further detail in Note 6 and Note 11 to the Consolidated Financial Statements.

		Payment Due by Period
		Less Than	1-3	4-5	More than 5
Contractual Obligations	Total	One Year	Years	Years	Years

Revolving Credit Facility (1)	$63,504	$-	$-	$63,504	$-
Documentary letters of credit (2)	1,824	1,824	-	-	-
Equipment financing	32,419	5,923	12,916	13,580	-
Capital and finance lease obligations	4,671	235	555	695	3,186
Operating lease obligations (undiscounted) (3)	378,753	57,714	105,130	79,089	136,820
Interest payments	8,603	2,252	3,350	1,642	1,359
Other purchase obligations (4)	15,377	12,732	2,610	35	-
Total contractual cash obligations	$505,151	$80,680	$124,561	$158,545	$141,365

(1)	The Company had $63.5 million of outstanding borrowings at February 2, 2008. The Revolving Credit Facility matures August 20, 2012. Borrowings and repayments will occur in future periods.

(2)
These documentary letters of credit support the importing of private label merchandise.  The Company also had outstanding stand-by letters of credit that totaled approximately $9.4 million at February 2, 2008, of which $7.0 million were also issued in support of importing the Company's private label merchandise.  The remaining stand-by letters of credit of $2.4 million are required to collateralize retained risks and deductibles under various insurance programs.  The estimated liability that will be paid in cash related to stand-by letters of credit supporting insurance programs are reflected in accrued expenses.  If the Company fails to make payments when due, the beneficiaries of letters of credit could make demand for payment under the letters of credit.

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

(4)
Other purchase obligations include legally binding contracts such as firm commitments for utility purchases, capital expenditures, software acquisition/license commitments and legally binding service contracts.  For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  If the obligation to purchase goods or services is noncancelable, the entire value of the contract is included in the above table.  If the obligation is cancelable, but the Company would incur a penalty if cancelled, the dollar amount of the penalty is included as an “other purchase obligation.”  The Company fully expects to receive the benefits of the goods or services in connection with fulfilling its obligation under these agreements.  The expected timing for payment of the obligations discussed above is estimated based on current information.  Timing of payments and actual amounts paid may be different depending on the timing of receipt of goods or services or changes to agreed upon amounts for some obligations.

                 In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise typically up to six months in advance of expected delivery.  These purchase orders do not contain any significant termination payments or other penalties if cancelled.  As of February 2, 2008, the Company had outstanding purchase orders of $201.8 million.

The Company’s funding policy is to make contributions to maintain the minimum funding requirements for its pension obligations in accordance with the Employee Retirement Income Security Act.  The Company may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover short-term liquidity needs of the plans in order to maintain current invested positions.  The Company expects to contribute approximately $0.4 million during 2008.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The primary estimates underlying the Company's consolidated financial statements include the valuation of inventory, the estimated useful life of property, equipment and leasehold improvements, the valuation of goodwill and intangible asset, the reserve for sales returns, breakage income on gift cards and merchandise credits, self-insurance reserves and estimated liability for pension obligations.  The Company cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.  Therefore, actual results could differ from these estimates.  Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances.  The following critical accounting policies affect the Company's more significant judgments and estimates used in the preparation of its consolidated financial statements.

Inventory valuation. The Company changed its method of accounting for merchandise inventories from the retail method to the weighted average cost method (the “cost method”) as of the beginning of 2006.  The Company believes the cost method is preferable as it results in an inventory valuation that more closely reflects the acquisition cost of the Company’s inventory.  In addition, the cost method provides for a better matching of cost of sales with related sales.  Cost of sales under the cost method represents the weighted average cost of the individual item sold rather than the cost of an item based on an average margin realized on an entire department as under the retail method.  In connection with the change in its method of accounting for merchandise inventories to the cost method, the Company also changed its accounting policy related to its historical treatment of distribution center costs associated with preparing inventory for sale, such as distribution payroll, benefits, occupancy, depreciation and other direct operating expenses, and now capitalizes these related costs.  The Company believes it is preferable to capitalize these costs as it incorporates a key component of the costs associated with preparing inventory for sale into the valuation of inventory on a cost basis and achieves a better matching of cost of sales with related sales.  See Note 2 to the Consolidated Financial Statements.

Vendor allowances.  The Company receives consideration from its merchandise vendors in the form of allowances and reimbursements.  Given the promotional nature of the Company’s business, the allowances are generally intended to offset the Company’s costs of handling, promoting, advertising and selling the vendors’ products in its stores.  Vendor allowances related to the purchase of inventory are recorded as a reduction to the cost of inventory until sold.  Vendor allowances are recognized as a reduction of cost of goods sold or related selling expense when the purpose for which the vendor funds were intended to be used has been fulfilled and amounts have been authorized by vendors.

                Property, equipment and leasehold improvements.  Additions to property, equipment and leasehold improvements are recorded at cost and depreciated over their estimated useful lives using the straight-line method.  Property, equipment and leasehold improvements acquired through acquisitions have been recorded at estimated fair values as of the date of acquisition.  The estimated useful lives of leasehold improvements do not exceed the term of the related lease, including applicable available renewal options where appropriate.  The estimated useful lives in years are generally as follows:

Buildings & improvements	20
Store and office fixtures and equipment	5-10
Warehouse equipment	5-15
Leasehold improvements- stores	5-15
Leasehold improvements- corporate office	20

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

Goodwill and intangible asset.  Goodwill represents the excess of consideration over the fair value of tangible and intangible net assets acquired in connection with the Acquisitions. In connection with acquisitions, other intangible assets separate and apart from goodwill are required to be recognized if such assets arise from contractual or other legal rights or if such assets are separable from the acquired business.  Determining a fair value for such items requires a high degree of judgment, assumptions and estimates.  As a part of the Peebles Acquisition, the Company acquired the rights to the tradename and trademark (collectively the “Tradename”) of “Peebles,” which was identified as an indefinite life intangible.  The value of the Tradename, which was determined at the time of the Peebles Acquisition, was $14.9 million.

Goodwill and indefinite life intangible assets are not amortized but are tested for impairment annually or more frequently when indicators of impairment exist. The Company's goodwill and intangible asset were recorded in connection with the acquisition of Peebles during the fourth quarter of fiscal year 2003, and B.C. Moore during the first quarter of fiscal year 2006.  The Company completed its annual impairment test during the fourth quarter of fiscal year 2007, and determined there was no impairment of existing goodwill and intangible asset.

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

Gift card and merchandise credits liability. Unredeemed gift cards and merchandise credits are recorded as a liability. Gift card and merchandise credit breakage income (“breakage income”) represents the balance of gift cards and merchandise credits for which the Company believes the likelihood of redemption is remote.  Breakage income is recognized based on usage or actual redemptions as the cards are used.  The Company’s gift cards and merchandise credits are considered to be a large pool of homogeneous transactions.  During the fourth quarter of fiscal 2006, the Company accumulated enough historical data to determine the breakage rate and objectively determine the estimated time period of actual redemptions.  As a result, the Company recognized approximately $4.6 million of breakage income in 2006.  As 2006 was the first year in which the Company recognized breakage income, the amount recognized included the breakage income related to gift cards sold and merchandise credits issued since the inception of the various programs.  The Company recognized approximately $1.4 million of breakage income in 2007.  This income is recorded as other income and is included in the Consolidated Statement of Income as a reduction in selling, general and administrative expenses.

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

Frozen defined benefit plans.  The Company maintains frozen defined benefit plans.  The plans' obligations and related assets are presented in Note 10 to the Consolidated Financial Statements.  The plans' assets are invested in a combination of equity, fixed income, managed futures investments and debt securities.  The plans' obligations and the annual pension expense are determined by independent actuaries using a number of assumptions.  Key assumptions in measuring the plans' obligations include the discount rate applied to future benefit obligations and the estimated future return on plans' assets.  At February 2, 2008 and February 3, 2007, assumptions used were a weighted average discount rate of 6.3% and 6.0% respectively, and a weighted average long-term rate of return on the plans' assets of 7.9% and 7.6% respectively.

Recent Accounting Standards and Disclosures

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards  (“SFAS”)  No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB No. 115 (“SFAS 159”), which the Company adopted on February 3, 2008.  SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The Company has not elected the fair value option for any existing or any new instruments that were not previously accounted for at fair value.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”).  SFAS 158 requires an employer to recognize an asset for a plan’s over funded status or a liability for a plan’s under funded status, measure a plan’s assets and its obligations that determine its funded status as of the date of the employer’s fiscal year-end, and recognize changes in the funded status in the year in which the changes occur.  The Company adopted this statement during fiscal 2006.  See Note 10.  Effective for fiscal years ending after December 15, 2008, SFAS 158 requires a company to measure the funded status of a plan as of the date of its year-end statement of financial position.  As of the end of 2008, the Company will be required to measure the funded status of its plans as of January 31, 2009.  The Company is currently assessing the impact of the change in the measurement date provision of this statement on its consolidated financial statements.

 In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which the Company adopted on February 3, 2008.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 157-1 and No. FAS 157-2, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, and removes certain leasing transactions from the scope of SFAS No. 157.  SFAS No. 157 is not expected to have a significant impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions.  FIN 48 requires that a company recognize in its consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transitions.  The Company adopted FIN 48 on February 4, 2007 and has evaluated and concluded that there were no significant uncertain tax positions, as defined by FIN 48, requiring recognition in its financial statements.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (“EITF 06-03”).  EITF 06-03 concluded that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, such as sales, use, value added and certain excise taxes is an accounting policy decision that should be disclosed in a company’s financial statements.  Additionally, companies that record such taxes on a gross basis should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant.  The Company adopted the provisions of EITF 06-03 on February 4, 2007 and presents taxes within the scope of this issue on a net basis.  This statement did not have a material impact on the Company’s consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Borrowings under the Company's Revolving Credit Facility bear a floating rate of interest.  As of February 2, 2008, outstanding borrowings under the Company's Revolving Credit Facility were $63.5 million.  An increase in interest rates in the future may have a negative impact on the Company's results of operations and cash flows.  The Company had average daily borrowings of $46.7 million bearing a weighted average interest rate of 6.2% during 2007.  A hypothetical 10% change in interest rates would have had a $0.3 million effect on the Company’s annual results of operations and cash flows.

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

The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures and concluded that the Company's disclosure controls and procedures were effective as of February 2, 2008.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended February 2, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements, and provide reasonable assurance as to the detection of fraud.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements.  Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.

With the participation of the Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company's internal control over financial reporting was effective as of February 2, 2008.

Our independent registered public accountants, Deloitte & Touche LLP, with direct access to our Board of Directors through our Audit Committee, have audited the consolidated financial statements prepared by our Company and have issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

/s/ JAMES R. SCARBOROUGH	/s/ EDWARD J. RECORD
James R. Scarborough	Edward J. Record
Chairman and Chief Executive Officer	Executive Vice President and
March 28, 2008	Chief Financial Officer
March 28, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information pertains to the executive officers of the Company as of March 25, 2008:

Name	Age	Position
James R. Scarborough	57	Chief Executive Officer and Chairman of the Board of Directors
Andrew T. Hall	47	President, Chief Operating Officer
Michael E. McCreery	59	Executive Vice President and Vice Chairman of the Board of Directors
Edward J. Record	40	Executive Vice President and Chief Financial Officer
Dennis E. Abramczyk	60	Executive Vice President, Chief Operating Officer of the Peebles Division
Cynthia S. Murray	50	Executive Vice President, Chief Merchandising Officer of the Stage Division
Ernest R. Cruse	57	Executive Vice President, Store Operations
Jeffrey J. Kish	43	Executive Vice President, Chief Information Officer
Ron D. Lucas	60	Executive Vice President, Human Resources
Joanne Swartz	48	Executive Vice President, Advertising and Sales Promotion
Gough H. Grubbs	59	Senior Vice President, Logistics and Distribution
Russell A. Lundy II	45	Senior Vice President, Peebles Stores
Richard E. Stasyszen	47	Senior Vice President, Finance and Controller
Mel B. Ward	54	Senior Vice President, Real Estate

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

Mr. McCreery has been a Director of the Company since August 24, 2001.  He joined the Company as Executive Vice President and Chief Financial Officer in February of 2001 and became Vice Chairman of the Board in September 2007.  From 1998 to 2001, Mr. McCreery was Senior Vice President and Chief Financial Officer of Levitz Furniture Company.  On March 14, 2008, the Company announced that Mr. McCreery will be retiring effective March 28, 2008.

Mr. Record joined the Company in May of 2007 as Executive Vice President and Chief Administrative Officer and became Chief Financial Officer in September of 2007.  From October of 2005 to May of 2007, he served as Senior Vice President of Finance of Kohl's Corporation.  From June of 2002 to October of 2005, Mr. Record served as Senior Vice President of Finance, Controller of Belk, Inc.

Mr. Abramczyk joined the Company in March of 1999 as Vice President of men's sportswear and furnishings.  He was promoted to Senior Vice President, General Merchandise Manager overseeing the Company’s men's, young men's, cosmetics and shoes departments for the Stage, Bealls and Palais Royal stores in May of 1999.  In January of 2000, the children's and intimate apparel divisions were added to his responsibility.  In 2002, he was promoted to Executive Vice President, General Merchandise Manager.  In February of 2006, he was promoted to the position of Executive Vice President, Chief Operating Officer of the Peebles Division.  On January 31, 2008, the Company announced that Mr. Abramczyk will be retiring.  He will remain in his position until his replacement has been appointed.

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

Mr. Cruse, who was promoted to Executive Vice President, Store Operations of Stage, Bealls and Palais Royal in August of 2001, joined Bealls Department Stores, which is now part of Stage Stores, Inc., in 1966 and held various store positions.  He served as Senior Vice President, Regional Manager from 1994 to 1998, as Senior Vice President, Planning and Allocation from 1999 to 2000, and prior to his promotion to Executive Vice President, served as Senior Vice President, Director of Stores.

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

 Mr. Ward started with Bealls Department Stores in March of 1979.   Since April of 1996, he has been Senior Vice President, Real Estate.

The remaining information called for by this item is incorporated by reference to “Information Relating to the Board of Directors and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

New York Stock Exchange Required Disclosures

Because the Company’s common stock is listed on the New York Stock Exchange (the “NYSE”), the Company filed with the NYSE an Annual CEO Certification as of June 26, 2007, regarding the Company’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A.12(a) of the NYSE Listed Company Manual.  In addition, the Company has filed as exhibits to this Form 10-K, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation called for by this item is incorporated by reference to  “Information Relating to Board of Directors and Committees – Compensation Committee-Compensation Committee Interlocks and Insider Participation” and   “Compensation of Directors and Executive Officers” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the security ownership of certain beneficial owners and management and related stockholder matters called for by this item is incorporated by reference to “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

The remaining information called for by this item is incorporated by reference to “Securities Authorized For Issuance Under Equity Compensation Plans” in the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information called for by this item is incorporated by reference to “Transactions with Related Persons,” “Information Relating to Directors and Director Nominees-In General” and “Information Related to the Board of Directors and Committees-Director Independence” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding fees billed to the Company by its independent registered public accounting firm, Deloitte & Touche LLP, is incorporated by reference to “Principal Accountant Fees and Services” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

1.  Financial Statements:

 See "Index to Consolidated Financial Statements of Stage Stores, Inc." on page F-1, the Report of Independent Registered Public Accounting Firm on page F-2, and the Financial Statements on pages F-4 to F-27, of this Form 10-K, all of which are incorporated herein by reference.

2.   Financial Statement Schedules:

All schedules are omitted because they are not applicable or not required or because the required information is shown in the Consolidated Financial Statements or Notes thereto on pages F-4 to F-27, which are incorporated herein by reference.

3.  Exhibits Index:

The following documents are the exhibits to this Form 10-K.  For convenient reference, each exhibit is listed according to the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description

3.1
Amended and Restated Articles of Incorporation of Stage Stores, Inc. dated June 7, 2007 are incorporated by reference to Exhibit 3.1 of Stage Stores’ Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed September 12, 2007.

3.2
Amended and Restated By-Laws of Stage Stores, Inc. dated March 28, 2007 are incorporated by reference to Exhibit 3.3 of Stage Stores’ Annual Report on Form 10-K (Commission File No, 1-14035) filed April 3, 2007.

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

10.2†
Form of Performance Based Share Agreement prior to March 28, 2007 is incorporated by reference to Exhibit 10.1 of Stage Stores’ Current Report on Form 8-K (Commission File No. 1-14035) filed April 1, 2005.

10.3†*	Form of Performance Based Share Agreement beginning March 28, 2007.

10.4†*	Form of Stock Appreciation Rights Agreement.

10.5†*	Form of Restricted Stock Award Agreement.

10.6†	Form of Nonstatutory Stock Option Agreement is incorporated by reference to Exhibit 10.2 of Stage Stores’ Current Report on Form 8-K (Commission File No. 1-14035) filed April 1, 2005.

10.7†	Stage Stores Deferred Compensation Plan is incorporated by reference to Exhibit 10.24 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed April 23, 2003.

10.8†
Stage Stores, Inc. 2003 Non-Employee Director Equity Compensation Plan is incorporated by reference to Appendix B to Stage Stores’ Proxy Statement on Schedule 14A (Commission File No. 1-14035) filed April 23, 2003.

10.9†
Form of Shareholder Agreement for restricted stock under the Stage Stores, Inc. 2003 Non-Employee Director Equity Compensation Plan is incorporated by reference to Exhibit 10.6 of Stage Stores Annual Report on Form 10-K (Commission File No. 1-14035) filed April 28, 2005.

10.10
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

10.11
Limited Waiver and First Amendment to Credit Agreement dated November 4, 2003, by and among Specialty Retailers (TX) LP, Stage Stores, Inc. and the named subsidiaries of Stage Stores, Inc., Fleet Retail Finance Inc. and the other lenders named therein is incorporated by reference to Exhibit 10.1 of Stage Stores’ Current Report on Form 8-K (Commission File No. 1-14035) filed November 12, 2003.

10.12
Second Amendment to Credit Agreement dated January 10, 2005, by and between Specialty Retailers (TX) LP, Stage Stores, Inc. and the named subsidiaries of Stage Stores, Inc., Fleet National Bank, Fleet Retail Group, Inc. and the other lenders named therein (Commission File No.  1-14035) filed January 29, 2005.

10.13
Third Amendment to Credit Agreement dated as of December 31, 2005, by and between Specialty Retailers (TX) LP, Stage Stores, Inc. and the named subsidiaries of Stage Stores, Inc., Bank of America, N.A. (f/k/a Fleet National Bank), Fleet Retail Group, Inc. and the other lenders named therein (Commission File No 1-14035) filed April 13, 2006.

10.14
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

10.15
Fifth Amendment to Credit Agreement dated as of June 21, 2007, by and among Specialty Retailers (TX) LP, Stage Stores, Inc. and the named subsidiaries of Stage Stores, Inc., Bank of America, N.A. (f/k/a Fleet National Bank) and the other lenders and parties named therein is incorporated by reference to Exhibit 10.1 of Stage Stores’ Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed September 12, 2007.

10.16
Sixth Amendment to Credit Agreement dated as of November 20, 2007, by and among Specialty Retailers, Inc., Stage Stores, Inc., SRI General Partner LLC, Bank of America, N.A. (f/k/a Fleet National Bank) and the other lenders and parties named therein is incorporated by reference to Exhibit 10.2 of Stage Stores’ Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed December 12, 2007.

10.17
Intercreditor Agreement dated September 12, 2003 among World Financial Network National Bank, Specialty Retailers (TX) LP, Stage Stores, Inc. and Fleet Retail Finance Inc. is incorporated by reference to Exhibit 2.3 of Stage Stores’ Current Report on Form 8-K (Commission File No. 1-14035) filed September 22, 2003.

10.18
First Amendment to Intercreditor Agreement dated March 5, 2004 by and among World Financial Network National Bank, Specialty Retailers (TX) LP, Stage Stores, Inc. and Fleet Retail Group, Inc is incorporated by reference to Exhibit 10.6 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed April 15, 2004.

10.19
Amended and Restated Private Label Credit Card Program Agreement Between World Financial Network National Bank and Stage Stores, Inc. and Specialty Retailers (TX) LP dated as of March 5, 2004 is incorporated by reference to Exhibit 10.8 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed April 15, 2004.

10.20
Amendment to Private Label Credit Card Program Agreement dated as of December 21, 2005, by and among Stage Stores, Inc., Specialty Retailers (TX) LP and World Financial Network National Bank is incorporated by reference to Exhibit 10.1 of Stage Stores’ Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed October 24, 2006.

10.21
Second Amendment to Amended and Restated Private Label Credit Card Program Agreement dated as of May 24, 2006, by and among Stage Stores, Inc., Specialty Retailers (TX) LP and World Financial Network National Bank is incorporated by reference to Exhibit 10.2 of Stage Stores’ Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed October 24, 2006.

10.22
Third Amendment to Amended and Restated Private Label Credit Card Program Agreement dated as of May 18, 2007, by and among Stage Stores, Inc., Specialty Retailers (TX) LP and World Financial Network National Bank is incorporated by reference to Exhibit 10.2 of Stage Stores’ Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed June 7, 2007.

10.23
Fourth Amendment to Amended and Restated Private Label Credit Card Program Agreement dated as of June 30, 2007, by and among Stage Stores, Inc., Specialty Retailers (TX) LP and World Financial Network National Bank is incorporated by reference to Exhibit 10.2 of Stage Stores’ Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed September 12, 2007.

10.24†
Employment Agreement between James Scarborough and Stage Stores, Inc. dated January 30, 2002 is incorporated by reference to Exhibit 10.17 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed April 12, 2002.

10.25†
Employment Agreement between Michael McCreery and Stage Stores, Inc. dated January 30, 2002 is incorporated by reference to Exhibit 10.18 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed April 12, 2002.

10.26†
Employment Agreement between Dennis Abramczyk and Stage Stores, Inc. dated January 30, 2002 is incorporated by reference to Exhibit 10.23 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed April 23, 2003.

10.27†
Employment Agreement between Cynthia Murray and Stage Stores, Inc. dated August 2, 2004 is incorporated by reference to Exhibit 10 of Stage Stores’ Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed August 30, 2004.

10.28†
Employment Agreement between Andrew Hall and Stage Stores, Inc. dated February 10, 2006 is incorporated by reference to Exhibit 10 of Stage Stores’ Current Report on Form 8-K (Commission File No. 1-14035) filed February 15, 2006.

10.29†
Employment Agreement between Ed Record and Stage Stores, Inc. dated September 13, 2007 is incorporated by reference to Exhibit 10.1 of Stage Stores’ Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed December 12, 2007.

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

21*	Subsidiary of Stage Stores, Inc.

23*	Consent of Independent Registered Public Accounting Firm.

24*	Power of Attorney.

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

______________________________________________
*	Filed electronically herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAGE STORES, INC.

/s/ James R. Scarborough	March 28, 2008
James R. Scarborough
Chief Executive Officer
(Principal Executive Officer)

STAGE STORES, INC.

/s/ Edward J. Record	March 28, 2008
Edward J. Record
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

STAGE STORES, INC.

/s/ Richard E. Stasyszen	March 28, 2008
Richard E. Stasyszen
Senior Vice President, Finance and Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

*	Director	March 28, 2008	*		Director	March 28, 2008
Alan J. Barocas			William J. Montgoris

*	Director	March 28, 2008	*		Director	March 28, 2008
Michael L. Glazer			Sharon B. Mosse

/s/ Andrew T. Hall	Director	March 28, 2008	/s/ James R. Scarborough		Director	March 28, 2008
Andrew T. Hall			James R. Scarborough

*	Director	March 28, 2008	*		Director	March 28, 2008
John T. Mentzer			David Y. Schwartz

*	Director	March 28, 2008
Margaret T. Monaco

(Constituting a majority of the Board of Directors)

				*By:	/s/ Edward J. Record
Edward J. Record
Attorney-in-Fact

This Page Intentionally Left Blank

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Stage Stores, Inc.
Houston, TX

We have audited the accompanying consolidated balance sheets of Stage Stores, Inc. and subsidiary (the "Company") as of February 2, 2008 and February 3, 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended February 2, 2008.  We also have audited the Company's internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stage Stores, Inc. and subsidiary as of February 2, 2008 and February 3, 2007, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in “Note 1 – Description of Business and Significant Accounting Policies” to the consolidated financial statements, the Company adopted Statement of Accounting Standard (“SFAS”) 123(R), Share-Based Payment, on January 29, 2006; SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, on February 3, 2007; and Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, on February 4, 2007.

As discussed in “Note 2 – Changes in Accounting Principles” to the consolidated financial statements, the Company changed its method of accounting for merchandise inventories and its method of accounting for certain distribution center costs in the year ended February 3, 2007.

/s/ DELOITTE & TOUCHE LLP
Houston, TX
March 28, 2008

Stage Stores, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	February 2, 2008	February 3, 2007

ASSETS
Cash and cash equivalents	$17,028	$15,866
Merchandise inventories, net	342,622	332,763
Current deferred taxes	32	23,231
Prepaid expenses and other current assets	43,557	42,512
Total current assets	403,239	414,372

Property, equipment and leasehold improvements, net	329,709	278,839
Goodwill	95,374	95,374
Intangible asset	14,910	14,910
Other non-current assets, net	28,258	21,491
Total assets	$871,490	$824,986

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$94,505	$85,477
Current portion of debt obligations	6,158	86
Accrued expenses and other current liabilities	66,538	75,141
Total current liabilities	167,201	160,704

Debt obligations	94,436	16,528
Other long-term liabilities	89,007	76,346
Total liabilities	350,644	253,578

Commitments and contingencies

Common stock, par value $0.01, 100,000 and 64,603 shares authorized, 55,113 and 54,343 shares issued, respectively	551	543
Additional paid-in capital	479,960	462,745
Less treasury stock - at cost, 16,907 and 10,708 shares, respectively	(277,691)	(165,094)
Accumulated other comprehensive loss	(1,766)	(1,908)
Retained earnings	319,792	275,122
Stockholders' equity	520,846	571,408
Total liabilities and stockholders' equity	$871,490	$824,986

The accompanying notes are an integral part of these statements.

Stage Stores, Inc.
Consolidated Statements of Income
(in thousands, except earnings per share)

	Fiscal Year
	2007	2006	2005
Net sales	$1,545,606	$1,550,180	$1,344,100
Cost of sales and related buying, occupancy and distribution expenses	1,100,892	1,096,693	952,680
Gross profit	444,714	453,487	391,420

Selling, general and administrative expenses	350,248	352,870	296,543
Store opening costs	4,678	7,825	3,210
Interest expense, net of income of $0, $175, and $226, respectively	4,792	5,011	2,958
Income before income tax	84,996	87,781	88,709
Income tax expense	31,916	32,479	32,822
Net income	$53,080	$55,302	$55,887

Basic and diluted earnings per share data:

Basic earnings per share	$1.27	$1.33	$1.38
Basic weighted average shares outstanding	41,764	41,559	40,569

Diluted earnings per share	$1.24	$1.25	$1.27
Diluted weighted average shares outstanding	42,720	44,111	44,040

The accompanying notes are an integral part of these statements.

Stage Stores, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year
	2007	2006	2005
Cash flows from operating activities:
Net income	$53,080	$55,302	$55,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,699	45,534	41,519
Gain on insurance proceeds related to property, equipment and leasehold improvements	-	(2,151)	-
Deferred income taxes	21,095	6,397	(1,006)
Stock-based compensation tax benefits	3,816	7,234	4,968
Stock-based compensation expense	7,695	4,827	738
Amortization of debt issuance costs	239	447	447
Excess tax benefits from stock-based compensation	(3,801)	(6,925)	-
Proceeds from sale of proprietary credit card portfolio, net	-	4,436	-
Construction allowances from landlords	18,765	8,946	13,302
Other changes in operating assets and liabilities:
Increase in merchandise inventories	(9,859)	(47,814)	(2,077)
Increase in other assets	(4,531)	(7,001)	(17,926)
(Decrease) increase in accounts payable and other liabilities	(11,663)	(14,067)	10,155
Net cash provided by operating activities	124,535	55,165	106,007

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(95,311)	(71,914)	(75,168)
Acquisition of B.C. Moore, net of cash acquired	-	(35,622)	-
Proceeds from insurance and retirements of property, equipment and leasehold improvements	41	2,440	2,018
Net cash used in investing activities	(95,270)	(105,096)	(73,150)

Cash flows from financing activities:
Proceeds from (payments on):
Borrowings under revolving credit facility, net	49,869	13,635	-
Repurchases of common stock	(112,597)	(21,579)	(48,687)
Finance lease obligations	1,850	-	-
Debt obligation payments	(158)	(74)	(125)
Debt issuance	32,419	-	-
Debt issuance costs	(589)	-	-
Exercise of warrants	-	27,354	1,874
Exercise of stock options and stock appreciation rights	5,712	10,771	8,656
Excess tax benefits from stock-based compensation	3,801	6,925	-
Cash dividends	(8,410)	(4,918)	(1,347)
Net cash (used in) provided by financing activities	(28,103)	32,114	(39,629)

Net increase (decrease) in cash and cash equivalents	1,162	(17,817)	(6,772)

Cash and cash equivalents:
Beginning of period	15,866	33,683	40,455
End of period	$17,028	$15,866	$33,683

Supplemental disclosures:
Interest paid	$4,573	$4,191	$2,666
Income taxes paid	$7,700	$34,920	$30,917
Unpaid liabilities for capital expenditures	$10,366	$4,190	$1,340

The accompanying notes are an integral part of these statements.

Stage Stores, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands)

							Accumulated
							Other
	Common		Additional	Treasury			Comprehensive
	Stock		Paid-in	Stock		Retained	Income
	Shares	Amount	Capital	Shares	Amount	Earnings	(Loss)	Total

Balance, January 29, 2005	48,161	$482	$396,068	(6,938)	$(94,828)	$180,002	$(451)	$481,273

Net income	-	-	-	-	-	55,887	-	55,887
Employee benefit related adjustment,net of tax of $0.9 million	-	-	-	-	-	-	(1,530)	(1,530)
Comprehensive income								54,357

Dividends on common stock	-	-	-	-	-	(1,347)	-	(1,347)
Repurchases of common stock	-	-	-	(2,734)	(48,687)	-	-	(48,687)
Warrants exercised	-	-	1,874	-	-			1,874
Stock options exercised	1,389	14	8,642	-	-	-	-	8,656
Stock-based compensation expense	-	-	738	-	-	-	-	738
Stock-based compensation tax benefits	-	-	4,968	-	-	-	-	4,968

Balance, January 28, 2006	49,550	$496	$412,290	(9,672)	$(143,515)	$234,542	$(1,981)	$501,832

Cumulative effect of changes in accounting principles (Note 2)	-	-	-	-	-	(9,804)	-	(9,804)

Net income	-	-	-	-	-	55,302	-	55,302
Employee benefit related adjustment,net of tax of $0.6 million	-	-	-	-	-	-	1,000	1,000
Comprehensive income								56,302

Cumulative effect of adoption of SFAS No. 158, net of tax of $(0.6) million	-	-	-	-	-	-	(927)	(927)
Dividends on common stock	-	-	-	-	-	(4,918)	-	(4,918)
Issuance of stock award	10	-	-	-	-	-	-	-
Repurchases of common stock	-	-	-	(1,036)	(21,579)	-	-	(21,579)
Warrants exercised	3,338	33	27,321	-	-	-	-	27,354
Stock options exercised	1,445	14	10,757	-	-	-	-	10,771
Stock-based compensation expense	-	-	4,827	-	-	-	-	4,827
Stock-based compensation tax benefits	-	-	7,234	-	-	-	-	7,234
Recognition of pre-reorganization deferred tax assets	-	-	316	-	-	-	-	316

Balance, February 3, 2007	54,343	$543	$462,745	(10,708)	$(165,094)	$275,122	$(1,908)	$571,408

Net income	-	-	-	-	-	53,080	-	53,080
Employee benefit related adjustment, net of tax of $0.05 million							142	142
Comprehensive income								53,222

Dividends on common stock	-	-	-	-	-	(8,410)	-	(8,410)
Repurchases of common stock	-	-	-	(6,199)	(112,597)	-	-	(112,597)
Stock options exercised	724	8	5,704	-	-	-	-	5,712
Issuance of stock awards	46	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	7,695	-	-	-	-	7,695
Stock-based compensation tax benefits	-	-	3,816	-	-	-	-	3,816

Balance, February 2, 2008	55,113	$551	$479,960	(16,907)	$(277,691)	$319,792	$(1,766)	$520,846

The accompanying notes are an integral part of these statements.

Stage Stores, Inc.
Notes to Consolidated Financial Statements

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of business: Stage Stores, Inc. (the “Company”) is a Houston, Texas-based regional, specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family.  As of February 2, 2008, the Company operated 694 stores located in 35 states under the Stage, Bealls and Palais Royal names throughout the South Central and Southwestern states, and under the Peebles name throughout the Midwestern, Southeastern, Mid-Atlantic and New England states.

Principles of consolidation:  The consolidated financial statements include the accounts of Stage Stores, Inc. and its subsidiary, Specialty Retailers, Inc.  All intercompany transactions have been eliminated in consolidation.

Fiscal year: References to a particular year are to the Company's fiscal year which is the 52 or 53 week period ending on the Saturday closest to January 31st of the following calendar year.  For example, a reference to "2007" is a reference to the fiscal year ended February 2, 2008.  Fiscal years 2007 and 2005 were 52 week years and fiscal 2006 was a 53 week year.

Use of estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  On an ongoing basis, the Company evaluates its estimates, including those related to inventory, deferred tax assets, goodwill, intangible asset, long-lived assets, sales returns, gift card breakage, pension obligations, self-insurance and contingent liabilities.  Actual results could differ from these estimates.  Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances.

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

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

The following is a summary of other accounting policies related to merchandise inventories under the cost method:

Freight and Other Purchase Costs – The Company includes in inventory the cost of freight to the Company’s distribution center and to stores as well as duties and fees related to import purchases.  The Company also capitalizes distribution center costs associated with preparing inventory for sale, such as distribution payroll, benefits, occupancy, depreciation, and other direct operating expenses.

Lower of Cost or Market Reserve – The Company maintains a lower of cost or market reserve for inventory where the cost of an individual item is greater than the selling price less a reasonable profit margin net of incremental selling costs.

Vendor Allowances – The Company receives consideration from its merchandise vendors in the form of allowances and reimbursements.  Given the promotional nature of the Company’s business, the allowances are generally intended to offset the Company’s costs of handling, promoting, advertising and selling the vendors’ products in its stores. Vendor allowances related to the purchase of inventory, are recorded as a reduction to the cost of inventory until sold.  Vendor allowances are recognized as a reduction of cost of goods sold or the related selling expense when the purpose for which the vendor funds were intended to be used has been fulfilled and amounts have been authorized by vendors.

Stock-based compensation:  The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, (“SFAS 123(R)”) in the first quarter of 2006 using the modified prospective application method.  SFAS 123(R) requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which the employee is required to provide services in exchange for the award. See Note 9 for disclosures regarding stock-based compensation.

Property, equipment and leasehold improvements: Additions to property, equipment and leasehold improvements are recorded at cost and depreciated over their estimated useful lives using the straight-line method.  Property, equipment and leasehold improvements acquired through the acquisitions have been recorded at estimated fair market values as of the date of acquisition.  The estimated useful lives of leasehold improvements do not exceed the term of the related lease, including applicable available renewal options where appropriate.  The estimated useful lives in years are generally as follows:

Buildings & improvements	20
Store and office fixtures and equipment	5-10
Warehouse equipment	5-15
Leasehold improvements- stores	5-15
Leasehold improvements- corporate office	20

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

During 2007, 2006 and 2005, the Company, as a result of its ongoing review of the performance of its stores, identified certain stores whose cash flow trends indicated that the carrying value of leasehold improvements may not be fully recoverable.  Impairment charges for these stores of $0.9 million, $1.0 million and $0.6 million were recorded in cost of sales on the consolidated statements of income in 2007, 2006 and 2005, respectively.  The charges reflect the difference between these stores' carrying value and fair value.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Goodwill:  Goodwill represents the excess of consideration over the fair value of tangible and intangible net assets acquired in connection with the acquisitions of Peebles Inc. (“Peebles”) and B.C. Moore & Sons, Incorporated (“B.C. Moore”).

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

Impairment of goodwill and intangible asset:  Goodwill and indefinite life intangible assets are not amortized but are tested for impairment annually or more frequently when indicators of impairment exist.  The Company completed its annual impairment test during the fourth quarter of 2007 and determined there was no impairment of existing goodwill and the intangible asset.

Debt issuance costs:  Debt issuance costs are accounted for as a deferred charge and amortized on a straight-line basis over the term of the related financing agreement.  The balance of debt issuance costs is $1.1 million and $0.7 million, net of accumulated amortization of $1.7 million and $1.5 million at February 2, 2008 and February 3, 2007, respectively.

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

Gift card and merchandise credit liability: Unredeemed gift cards and merchandise credits are recorded as a liability. Gift card and merchandise credit breakage income (“breakage income”) represents the balance of gift cards and merchandise credits for which the Company believes the likelihood of redemption is remote.  Breakage income is recognized based on usage or actual redemptions as the cards are used.  The Company’s gift cards and merchandise credits are considered to be a large pool of homogeneous transactions.  During the fourth quarter fiscal 2006, the Company accumulated enough historical data to determine the breakage rate and objectively determine the estimated time period of actual redemptions.  As a result, the Company recognized approximately $4.6 million of breakage income in 2006.  As 2006 was the first year in which the Company recognized breakage income, the amount recognized included the breakage income related to gift cards sold and merchandise credits issued since the inception of the various programs.  The Company recognized approximately $1.4 million of breakage income in 2007.  This income is recorded as other income and is included in the Consolidated Statement of Income as a reduction in selling, general and administrative expenses.

Store opening expenses:  Costs related to the opening of new stores are expensed as incurred.  Store opening expenses include the rent accrued during the rent holiday period on new and relocated stores.

Advertising expenses:  Advertising costs are charged to operations when the related advertising takes place.  Advertising costs were $64.0 million, $54.8 million and $48.9 million, for 2007, 2006 and 2005, respectively, which are net of advertising allowances received from vendors of $13.0 million, $10.9 million and $9.6 million, respectively.

Rent expense:  The Company records rent expense on a straight-line basis over the lease term, including the build out period, and where appropriate, applicable available lease renewal option periods.  The difference between the payment and expense in any period is recorded as deferred rent in other long-term liabilities in the Consolidated Balance Sheets.  The Company records construction allowances from landlords when earned as a deferred rent credit in other long-term liabilities.  Such deferred rent credit is amortized over the related term of the lease, commencing the date the Company earns the construction allowance, as a reduction of rent expense.  The deferred rent credit was $54.9 million and $38.3 million as of February 2, 2008 and February 3, 2007, respectively.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

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

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) on February 4, 2007 and has evaluated and concluded that there were no significant uncertain tax positions, as defined by FIN 48, requiring recognition in its financial statements.

Earnings per share: Basic earnings per share is computed using the weighted average number of common shares outstanding during the periods.  Diluted earnings per share is computed using the weighted average number of common shares as well as all potentially dilutive common share equivalents outstanding.  Stock options, stock appreciation rights (“SARs”) and non-vested stock grants were the only potentially dilutive share equivalents the Company had outstanding at February 2, 2008.  The Company’s earnings per share computations for 2006 and 2005 were impacted by warrants outstanding and exercised during 2006.

The following table summarizes the components used to determine total diluted shares (in thousands):

	Fiscal Year
	2007	2006	2005
Basic weighted average shares outstanding	41,764	41,559	40,569
Effect of dilutive securities:
Stock options, SARs and non-vested stock grants	956	1,428	1,610
Warrants	-	1,124	1,861
Diluted weighted average shares outstanding	42,720	44,111	44,040

The following table summarizes the number of options and SARs to purchase shares of common stock that were outstanding but were not included in the computation of diluted earnings per share because the exercise price of the options and SARs was greater than the average market price of the common shares (in thousands):

	Fiscal Year
	2007	2006	2005

Number of anti-dilutive options and SARs outstanding	1,325	43	357

Recent accounting standards:  In February 2007, the FASB issued SFAS  No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, which the Company adopted on February 3, 2008.  SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.    The Company has not elected the fair value option for any existing or any new instruments that were not previously accounted for at fair value.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

 In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”).  SFAS 158 requires an employer to recognize an asset for a plan’s over funded status or a liability for a plan’s under funded status, measure a plan’s assets and its obligations that determine its funded status as of the date of the employer’s fiscal year-end, and recognize changes in the funded status in the year in which the changes occur.  The Company adopted this statement during fiscal 2006.  See Note 10.   Effective for fiscal years ending after December 15, 2008, SFAS 158 requires a company to measure the funded status of a plan as of the date of its year-end statement of financial position. As of the end of 2008, the Company will be required to measure the funded status of its plans as of January 31, 2009.  The Company is currently assessing the impact of the change in the measurement date provision of this statement on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which the Company adopted on February 3, 2008.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 157-1 and No. FAS 157-2, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, and removes certain leasing transactions from the scope of SFAS No. 157.  SFAS No. 157 is not expected to have a significant impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions.  FIN 48 requires that a company recognize in its consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transitions.  The Company adopted FIN 48 on February 4, 2007 and has evaluated and concluded that there were no significant uncertain tax positions, as defined by FIN 48, requiring recognition in its financial statements.  See Note 12.

In May 2007, the FASB issued FSP FIN 48-1, Definition of "Settlement" in FASB Interpretation No. 48, to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Our initial adoption of FIN 48 was consistent with the provisions of this FSP; therefore, this pronouncement did not have an impact on the Company’s consolidated financial statements.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (“EITF 06-03”).  EITF 06-03 concluded that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, such as sales, use, value added and certain excise taxes is an accounting policy decision that should be disclosed in a company’s financial statements.  Additionally, companies that record such taxes on a gross basis should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant.  The Company adopted the provisions of EITF 06-03 on February 4, 2007 and presents taxes within the scope of this issue on a net basis.  This statement did not have a material impact on the Company’s consolidated financial statements.

NOTE 2 – CHANGES IN ACCOUNTING PRINCIPLES

The Company changed its method of accounting for merchandise inventories from the retail method to the weighted average cost method (the “cost method”) as of the beginning of 2006.  The Company believes the cost method is preferable as it results in an inventory valuation that more closely reflects the acquisition cost of the Company’s inventory.  In addition, the cost method provides for a better matching of cost of sales with related sales.  Cost of sales under the cost method represents the weighted average cost of the individual item sold rather than the cost of an item based on an average margin realized on an entire department as under the retail method.  In connection with the change in its method of accounting for merchandise inventories to the cost method, the Company also changed its accounting policy related to its historical treatment of distribution center costs associated with preparing inventory for sale, such as distribution payroll, benefits, occupancy, depreciation and other direct operating expenses, and now capitalizes these related costs. The Company believes it is preferable to capitalize these costs as it incorporates a key component of the costs associated with preparing inventory for sale into the valuation of inventory on a cost basis and achieves a better matching of cost of sales with related sales.  The effect of the changes in accounting principles for periods prior to 2006 was not determinable as the period-specific information required to value inventory on the cost method was not available for periods prior to January 29, 2006.  As stated in SFAS No. 154, Accounting Changes and Error Correction (“SFAS 154”), when it is impracticable to determine the cumulative effect of applying a change in accounting principle to any prior period, the new accounting principle shall be applied as if the changes were made prospectively as of the earliest date practicable.  Therefore, the Company adopted the new methods of accounting for inventory retrospectively to January 29, 2006, the first day of 2006.  The  effect of the changes in accounting principles on inventory values as of the beginning of 2006 was a net reduction  of $15.6 million, of which $21.5 million was a reduction related to the change to the cost method, partially offset by a $5.9 million increase related to capitalizing distribution center costs.  Approximately $9.8 million, net of tax of approximately $5.8 million, was recorded as a reduction of retained earnings in the Statement of Stockholders’ Equity as of the beginning of 2006.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 3 – ACQUISITION OF B.C. MOORE

On February 27, 2006, the Company acquired 100% of the common stock of privately held B.C. Moore.  In purchasing B.C. Moore, the Company acquired 78 retail locations, which were located in small markets throughout Alabama, Georgia, North Carolina and South Carolina. Following the acquisition, the Company completed the conversion of 69 of the acquired stores to its Peebles name and format in 2006.  The remaining 9 non-converted stores were closed.  The acquisition expanded and strengthened the Company’s position in the Southeastern United States, and is consistent with its corporate strategy of increasing the concentration of its store base into smaller markets.  The purchase price of the acquisition was approximately $35.6 million, net of cash acquired, and was negotiated as an arms length transaction between two unrelated entities.  The acquisition was accounted for under the purchase method of accounting, and accordingly, the results of operations of B.C. Moore have been included in the Company’s consolidated financial statements from the date of acquisition, which for accounting purposes was February 26, 2006, the beginning of the Company’s second fiscal period.  As of February 2, 2008, the Company has recorded goodwill of $16.0 million related to this acquisition, which is not deductible for tax purposes.

NOTE 4 - PRIVATE LABEL CREDIT CARD PORTFOLIOS

On September 12, 2003,  the Company sold the Stage Stores portfolio (the “Stage Portfolio”) of private label credit card accounts, as well as other assets related to its private label credit card program, to World Financial Network National Bank (the “Bank”) and Alliance Data Systems, Inc. (“ADS”).  As part of the sale, the Company entered into a ten year program agreement (the “Program Agreement”) as of the sale date with ADS.  In connection with the sale, the Company received prepaid marketing funds of $13.3 million, which are being recognized as an offset to marketing expense pro rata over the ten year term of the agreement.  At February 2, 2008 and February 3, 2007, $6.2 million and $7.5 million, respectively, of these prepaid marketing funds were recorded as non-current liabilities.  The Program Agreement was amended and restated on March 5, 2004 (the “Amended and Restated Program Agreement”) in connection with the sale of Peebles Inc.’s private label credit card portfolio as discussed below.  Under the agreement as it relates to the Stage Portfolio, during the initial year credit sales were processed at no charge (i.e., discount) to the Company.  Beginning October 1, 2004, and adjusted quarterly thereafter based on the then trailing twelve month portfolio performance, if the defined net yield is above or below the specified range, the Company receives a premium or pays a discount on sales generated using the private label credit card equal to 50% of the excess or shortfall of the specified yield range divided by the defined portfolio yield turn rate.  The Amended and Restated Program Agreement provides for automatic one-year renewal terms at expiration.  The Company realized $5.0 million, $5.0 million and $4.9 million of premiums on credit sales related to this agreement during 2007, 2006 and 2005, respectively, which have been recorded as a reduction to selling, general and administrative expenses.

On November 4, 2003, the Company acquired Peebles, a privately held, similarly focused retail company headquartered in South Hill, Virginia. In this acquisition, the Company also acquired Peebles' private label credit card portfolio.  On March 5, 2004, the Company sold this private label credit card portfolio to the Bank.  At closing, the Company received consideration of $34.8 million, which approximated the amount of account balances outstanding at the time of closing.  Under the terms of the Amended and Restated Program Agreement, the Company was obligated to reimburse the Bank up to a total of $3.5 million, based on the non-attainment of a defined net portfolio yield performance during the first three years after the sale (the “Measurement Period”), with a calculation of the cumulative amount due related to this obligation on each of the first three anniversary dates of the agreement.  At the time of the sale, an estimated liability of $3.5 million was recorded for this potential obligation. The Amended and Restated Program Agreement also provides for the Company to receive 50% of the excess collected yield above the defined portfolio yield performance through the third and final Measurement Period.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

 The Company paid the Bank approximately $0.5 million after the first year of the Measurement Period, which reduced the recorded liability to $3.0 million, as a result of the actual net portfolio yield falling below the defined net portfolio yield during the initial year of the Measurement Period.  Based on the improving trend in the actual net portfolio yield during 2005, the Company recorded a benefit of $3.0 million to reverse the remaining recorded liability related to the Peebles private label credit card portfolio.  The Company received $1.3 million in April 2006 after the second year of the Measurement Period.  This amount represented repayment of the approximately $0.5 million paid to the Bank after the first year of the Measurement Period, as well as approximately $0.8 million in proceeds as a result of the 50% sharing arrangement on collected yield above the defined portfolio yield through the second anniversary date of the Amended and Restated Program Agreement.  The Company deferred recognition of this $1.3 million gain until after the third and final year of the Measurement Period, which fell in the first quarter of 2007.  The Company received an additional $1.3 million in April 2007, which it also recognized in fiscal 2007.

In connection with the acquisition of B.C. Moore (see Note 3), the Company acquired the B.C. Moore private label credit card portfolio.  On June 30, 2006, the Company sold this private label credit card portfolio to the Bank.  At closing, the Company received consideration of approximately $4.4 million and has no further obligation with regard to the sale of this portfolio.

NOTE 5 - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements were as follows (in thousands):

	February 2, 2008	February 3, 2007
Land	$1,722	$1,732
Buildings and improvements	14,721	14,760
Fixtures and equipment	298,128	252,833
Leasehold improvements	230,923	176,675
	545,494	446,000
Accumulated depreciation	215,785	167,161
	$329,709	$278,839

Depreciation expense was $49.6 million, $45.5 million and $41.2 million for fiscal years 2007, 2006 and 2005, respectively.

NOTE 6 - DEBT OBLIGATIONS

Debt obligations consist of the following (in thousands):

	February 2, 2008	February 3, 2007
Revolving Credit Facility	$63,504	$13,635
Equipment financing	32,419	-
Finance lease obligations	4,671	2,979
	100,594	16,614
Less: Current portion of debt obligations	6,158	86
	$94,436	$16,528

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Minimum annual payments required under existing finance lease obligations (net of present value thereof) as of February 2, 2008 are as follows (in thousands):

	Minimum Lease Payments	Less: Interest	Net Present Value
2008	$780	$545	$235
2009	780	518	262
2010	780	487	293
2011	780	452	328
2012	780	413	367
Thereafter	4,545	1,359	3,186
Total	$8,445	$3,774	$4,671

On April 20, 2007, the Company amended its $250.0 million senior secured revolving credit facility (the "Revolving Credit Facility"), that originally would have matured on August 21, 2008, to, among other things, (i) extend its term for five years through April 20, 2012, (ii) include an uncommitted accordion feature to increase the size of the Revolving Credit Facility to $350.0 million and (iii) reduce the applicable margin rates by fifty basis points on Eurodollar rate based borrowings.  Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement.  The daily interest rates under the Revolving Credit Facility are determined by a prime rate or Eurodollar rate plus an applicable margin as set forth in the Revolving Credit Facility agreement.  Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility.  The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements.  During 2007 and 2006, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 6.2% and $46.7 million and 6.9% and $42.5 million, respectively.

The Company also issues letters of credit to support certain merchandise purchases and to collateralize retained risks and deductibles under various insurance programs.  The Company had outstanding letters of credit totaling approximately $11.2 million at February 2, 2008, all of which were collateralized by the Company's Revolving Credit Facility.  These letters of credit expire within twelve months of issuance.  Excess borrowing availability under the Revolving Credit Facility at February 2, 2008, net of letters of credit outstanding and outstanding borrowings, was $137.3 million.

The Revolving Credit Facility contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions.  At February 2, 2008, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility.

During the fourth quarter of 2007, the Company borrowed $32.4 million under equipment financing notes bearing interest ranging from 5.1% to 6.0%.  The notes are payable in monthly installments over a five year term and are secured by certain fixtures and equipment.

While infrequent in occurrence, occasionally the Company is responsible for the construction of leased stores and for paying project costs.  EITF Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction, (“EITF 97-10”) requires the Company to be considered the owner (for accounting purposes) of this type of project during the construction period.  Such leases are accounted for as finance lease obligations with the amounts received from the landlord being recorded in debt obligations.  Interest expense is recognized at a rate that will amortize the finance lease obligation over the initial term of the lease.  As a result, the Company has recorded finance lease obligations with interest rates ranging from 8.0% to 16.9% on its Consolidated Balance Sheet related to three store leases as of February 2, 2008 and two stores as of February 3, 2007, where EITF 97-10 was applicable.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The components of accrued expenses and other current liabilities were as follows (in thousands):

	February 2, 2008	February 3, 2007

Accrued compensation and benefits	$12,756	$22,053
Accrued occupancy	9,953	9,253
Gift card and merchandise credit liability	8,949	8,564
Sales and use tax	5,845	8,015
Other	29,035	27,256
	$66,538	$75,141

NOTE 8 - STOCKHOLDERS' EQUITY

The Company initiated a quarterly cash dividend of $0.017 per share during the third quarter of 2005 and during the second quarter of 2006 the Company increased its quarterly cash dividend to $0.033 per share.  The quarterly cash dividend was further increased to $0.05 per share in the first quarter of 2007.  On February 29, 2008, the Company announced that its Board declared a quarterly cash dividend of $0.05 per share of common stock, which was paid on March 26, 2008 to shareholders of record on March 11, 2008.

The Company’s Board of Directors has approved various stock repurchase programs, all of which have been completed.  The stock repurchase programs permitted the Company to repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions including, but not limited to, accelerated share repurchases, as deemed appropriate by the Company.  The Board has also granted the Company the authority to repurchase additional amounts of its outstanding common stock using available proceeds from the exercise of stock options as well as the tax benefits that will accrue to the Company from the exercise of stock options, SARs and other equity grants.  At February 2, 2008, approximately $1.5 million was available to the Company for stock repurchases with proceeds and tax benefits from the exercise of its equity grants.  In addition, the Company paid $0.4 million on behalf of the recipients who relinquished shares to satisfy the tax liability associated with performance shares and stock awards.

Prior to their expiration on August 23, 2006, 3.3 million of the Company’s warrants were exercised, with one share of common stock issued for each warrant exercised.

NOTE 9 – STOCK BASED COMPENSATION

In the first quarter of 2006, the Company adopted the provisions of SFAS 123(R), using the modified prospective application method.  Accordingly, compensation expense has been recorded ratably in selling, general and administrative expense for any remaining unvested stock options as of the effective date and for any new awards issued thereafter.  Prior periods presented have not been restated.

The provisions of SFAS 123(R) require an entity to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees.  That cost is recognized in the Consolidated Statements of Income over the period during which an employee is required to provide service in exchange for the award.  In addition, SFAS 123(R) requires that excess tax benefits realized from the exercise of stock options be reported as a financing cash inflow instead of as a reduction of taxes paid in cash flows from operations in the Consolidated Statements of Cash Flows.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

The following table summarizes the stock compensation expense by type of grant for fiscal years 2007 and 2006 (in thousands, except per share amounts):

	2007	2006

Stock options and SARs	$4,467	$3,198
Non-vested stock	1,552	597
Performance shares	1,676	1,032

Total compensation expense	7,695	4,827
Related tax benefit	(2,889)	(1,786)
	$4,806	$3,041

Earnings per share:
Basic	$0.12	$0.07
Diluted	0.11	0.07

As of February 2, 2008, the Company had unrecognized compensation cost of $10.4 million related to stock-based compensation awards granted.  That cost is expected to be recognized over a weighted average period of 1.4 years.

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

The following table illustrates the effect on net income and earnings per share for fiscal 2005, as if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, for the grant of stock-based compensation (in thousands, except per share amounts):

Fiscal Year 2005

Net income, as reported	$55,887
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	465

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,515)
Pro forma net income	$53,837

Earnings per share:
Basic - as reported	$1.38
Basic - pro forma	1.33

Diluted - as reported	$1.27
Diluted - pro forma	1.22

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

The following table provides the significant weighted average assumptions used in determining the estimated fair value at the date of grant under the Black-Scholes option-pricing model for stock options and SARs granted in fiscal years 2007, 2006 and 2005:

	Fiscal Year
	2007	2006	2005

Expected volatility	30.7% - 30.8%	32.7% - 38.1%	32.9%- 33.8%
Weighted average volatility	30.8%	37.0%	33.2%
Risk free rate	4.5% - 5.0%	4.7% - 4.9%	3.7% - 4.8%
Expected life of options (in years)	4.5	3.0 - 4.7	3.0 - 4.0
Expected dividend yield	0.9% - 1.0%	0.3% - 0.6%	0.0% - 0.2%

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

Stock Options and SARs

The right to exercise stock options and SARs, to be settled by issuance of common stock, generally vests over four years from the date of grant, with 25% vesting at the end of each of the first four years following the date of grant.  Options issued prior to January 29, 2005, will generally expire if not exercised ten years from the date of the grant while options and SARs granted after that date generally expire if not exercised seven years from the date of grant.  The weighted average grant date fair value for options and SARs granted during fiscal 2007, 2006 and 2005 is $6.90, $6.76 and $5.95, respectively.

A summary of option and SARs activity under the Equity Incentive Plan as of February 2, 2008, and changes during the fifty-two weeks ended February 2, 2008, are detailed below:

	Number of Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 3, 2007	4,562,836	$12.09
Granted	724,758	22.49
Exercised	(722,561)	7.90
Forfeited	(217,898)	14.68
Outstanding at February 2, 2008	4,347,135	$14.16	4.8	$9,937

Vested or expected to vest at February 2, 2008	4,223,602	$13.99	4.7	$9,937

Exercisable at February 2, 2008	2,591,727	$10.27	4.3	$9,937

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

The following table summarizes information about stock option awards and SARs that were not yet vested as of February 2, 2008 as well as changes for the fifty-two weeks ended February 2, 2008:

Stock Options/ SARs	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at February 3, 2007	1,763,883	$6.15
Granted	724,758	6.90
Vested	(515,335)	5.66
Forfeited	(217,898)	6.27
Non-vested at February 2, 2008	1,755,408	6.57

The aggregate intrinsic value of options and SARs, defined as the amount by which the market price of the underlying stock on the date of exercise exceeds the exercise price of the option, exercised during fiscal 2007, 2006 and 2005 was $10.4 million, $20.0 million and $13.6 million, respectively.

Non-vested Stock

The Company has granted shares of non-vested stock, which generally cliff vest at the end of three years, to members of management and independent directors.  The following table summarizes information about the nonvested stock granted by the Company as of February 2, 2008:

Non-vested Stock	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at February 3, 2007	101,416	$19.49
Granted	95,066	21.04
Vested	(38,142)	17.06
Forfeited	(5,227)	21.90
Outstanding at February 2, 2008	153,113	21.05

The aggregate intrinsic value of non-vested stock that vested during fiscal 2007 and 2006 was $0.7 million and $0.3 million, respectively.   The weighted-average grant date fair value for non-vested shares granted in 2007 and 2006 was $21.04 and $20.38, respectively.  The non-vested stock converts one for one to common stock at the end of the vesting period at no cost to the employee to whom it is awarded.  The payment of the tax liability for the non-vested shares that vested during fiscal 2007 was satisfied by withholding shares with a fair value equal to the tax liability, thus the actual number of shares issued was 28,223.

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

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

The following table summarizes information about the performance shares granted by the Company as of February 2, 2008:

				Weighted
				Average
	Target	Target	Target	Grant Date
Period	Shares	Shares	Shares	Fair Value
Granted	Granted	Forfeited	Outstanding	per Share

2005	62,915	(3,448)	59,467	$17.01
2006	98,088	(6,000)	92,088	19.19
2007	78,500	(4,000)	74,500	22.96

Total	239,503	(13,448)	226,055

During 2007, 27,691 shares with an aggregate intrinsic value of $0.6 million were deemed to have been earned related to the 2004 performance share grant.  The payment of the tax liability was satisfied by withholding shares with a fair value equal to the tax liability, thus the actual number of shares issued was 18,776. On March 28, 2008, no shares of common stock were deemed to have been earned related to the 2005 performance stock grant.

NOTE 10 - BENEFIT PLANS

401(k) Plans: The Company has a contributory 401(k) savings plan (the "401(k) Plan") covering substantially all qualifying employees.  Under the 401(k) Plan, participants may contribute up to 25% of their qualifying earnings, subject to certain restrictions.  The Company currently matches 50% of each participant's contributions, limited up to 6% of each participant's compensation under the Plan.  The Company may make discretionary matching contributions during the year.  The Company's matching contributions expense for the 401(k) Plan were approximately $1.2 million, $1.2 million and $1.1 million in 2007, 2006 and 2005, respectively.

Deferred Compensation Plans:  The Company has two deferred compensation plans (the “Deferred Compensation Plans”) which provide executives, certain officers and key employees of the Company with the opportunity to participate in unfunded, deferred compensation programs that are not qualified under the Internal Revenue Code of 1986, as amended, (the "Code").  Generally, the Code and the Employee Retirement Income Security Act of 1974, as amended, restrict contributions to a 401(k) plan by highly compensated employees.  The Deferred Compensation Plans are intended to allow participants to defer income on a pre-tax basis.  Under the Deferred Compensation Plans, participants may defer up to 50% of their base salary and up to 100% of their bonus and earn a rate of return based on actual investments chosen by each participant.  The Company has established grantor trusts for the purposes of holding assets to provide benefits to the participants. The total value of assets held in the grantor trusts at February 2, 2008 and February 3, 2007 recorded in other non-current assets, net were $21.9 million and $17.9 million, respectively. For the plan involving the executives and certain officers, the Company will match 100% of each participant’s contributions, up to 10% of the sum of their base salary and bonus.  For the plan involving other key employees, the Company may make a bi-weekly discretionary matching contribution.  The Company currently matches 50% of each participant's contributions, up to 6% of the participant's compensation offset by the contribution the Company makes to the participant's 401(k) account, if any.  For both plans, Company contributions are vested 100%.  In addition, the Company may, with approval by the Board of Directors, make an additional employer contribution in any amount with respect to any participant as is determined in its sole discretion.  The Company's matching contribution expense for the Deferred Compensation Plans was approximately $1.1 million, $1.2 million and $1.1 million, for 2007, 2006 and 2005, respectively. At February 2, 2008 and February 3, 2007, $21.9 million and $17.9 million, respectively, were included in other long-term liabilities related to these deferred compensation plans.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Non-Employee Director Equity Compensation Plan:  In 2003, the Company adopted, and the Company's shareholders approved, the 2003 Non-Employee Director Equity Compensation Plan.  150,000 shares of the Company’s stock have been reserved to fund this plan.  Under this plan, non-employee Directors have the option to defer all or a portion of their annual compensation fees and to receive such deferred fees in the form of restricted stock or deferred stock units as defined in this plan.  At February 2, 2008 and February 3, 2007, $0.1 million and $0.2 million, respectively, was deferred under this plan.

Frozen Defined Benefit Plans:  The Company sponsors a defined benefit plan, which covers substantially all employees who had met eligibility requirements and were enrolled prior to June 30, 1998 (the “Stage Plan”).  This plan was frozen effective June 30, 1998.  In connection with the acquisition of Peebles, the Company acquired the Employees Retirement Plan of Peebles Inc., which covers certain participants who, in 1997, had reached certain age and years of service requirements.  This plan was closed to new participants at February 1, 1998.  In connection with the acquisition of B.C. Moore, the company acquired the Pension Plan of B.C. Moore & Sons, Inc., which covers certain participants who had reached certain age and years of service requirements. This plan was closed to new participants and was frozen effective January 31, 2006.  Benefits for the plans (the "Retirement Plans" or the “Plans”) are administered through trust arrangements, which provide monthly payments or lump sum distributions.  Benefits under the Plans were based upon a percentage of the participant's earnings during each year of credited service.  Any service after the date the Plans were frozen will continue to count toward vesting and eligibility for normal and early retirement for existing participants.  The measurement date used to determine pension benefit obligations was January 31, 2008 for the plan acquired from Peebles and December 31, 2007 for the Stage Plan and acquired B.C. Moore Plan which was merged into the Stage Plan as of December 31, 2007.

Information regarding the Retirement Plans is as follows (in thousands):

	Fiscal Year
	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$44,463	$37,312
Acquisition of B.C. Moore, February 27, 2006	-	12,319
Service cost	19	38
Interest cost	2,464	2,627
Actuarial gain	(1,003)	(2,369)
Plan disbursements	(4,187)	(2,583)
Settlement or curtailment	(54)	(2,881)
Projected benefit obligation at end of year	41,702	44,463

Change in plan assets:
Fair value of plan assets at beginning of year	31,132	26,552
Acquisition of B.C. Moore, February 27, 2006	-	6,595
Actual return on plan assets	1,721	2,268
Employer contributions	7,235	1,181
Plan disbursements	(4,187)	(2,583)
Settlement paid	-	(2,881)
Fair value of plan assets at end of year	35,901	31,132

Funded status	$(5,801)	$(13,331)

Amount recognized in the consolidated balance sheet consist of:
Accrued benefit liability - current portion	-	(947)
Accrued benefit liability - non-current portion	(5,801)	(12,384)
Amount recognized in accumulated other comprehensive loss, pre-tax (1)	2,848	3,040

(1)	Consists solely of net actuarial losses as there are no prior service costs.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

	2007	2006
Weighted-average assumptions:
For determining benefit obligations at year-end:
Discount rate	6.25%	6.00%
Rate of compensation increase	N/A	3.00%

For determining net periodic cost for year:
Discount rate	6.00%	5.50%
Rate of compensation increase (2)	3.00%	3.00%
Expected return on assets	7.50% - 8.00%	7.60%

(2)
Applicable only to Peebles plan representing $1.8 million and $2.3 million of the total $41.7 million and $44.5 million projected benefit obligation at February 2, 2008 and February 3, 2007, respectively.

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

The allocations of Plans’ assets by category are as follows:

	2008 Target	Fiscal Year
	Allocation	2007	2006
Equity securities	60%	42%	58%
Fixed income securitities	35	46	25
Managed futures (1)	-	5	6
Other - primarily cash	5	7	11
Total	100%	100%	100%

_____________________________________________
(1)	Comprised of separate funds employing diversified long/short strategies.

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

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

The components of net periodic benefit cost for the Retirement Plans were as follows (in thousands):

	Fiscal Year
	2007	2006	2005
Net periodic benefit cost for the fiscal year:
Service cost	$19	$38	$49
Interest cost	2,464	2,627	2,090
Expected return on plan assets	(2,451)	(2,504)	(2,080)
Net loss amortization	24	197	-
Net periodic pension cost	56	358	59
(Gain) or loss due to settlement or curtailment	(160)	(119)	27
Total pension (income) cost	$(104)	$239	$86

Other changes in plan assets and benefit obligations recognized in other comprehensive loss are as follows (in thousands):

	Fiscal Year
	2007	2006

Amortization of net loss	$82	$197
Net gain	(274)	(301)
Net recognized in other comprehensive loss	$(192)	$(104)

The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $0.

The Company’s funding policy is to make contributions to maintain the minimum funding requirements for its pension obligations in accordance with the Employee Retirement Income Security Act.  The Company may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover short-term liquidity needs of the plans in order to maintain current invested positions.  The Company expects to contribute approximately $0.4 million during 2008.

On August 6, 2007, the Company notified the participants of the Peebles Plan that this plan will be terminated.  The actual termination date of the Peebles Plan, which was conveyed in the participant notification, was on October 15, 2007.  The curtailment gain related to the Peebles Plan termination that was realized during the third quarter of 2007 amounted to $0.1 million.  Participants may be offered immediate lump sum distributions or the election of receiving an annuity at the time the Peebles Plan is settled, which is expected to be in fiscal 2008.

The following benefit payments are expected to be paid (in thousands) which includes Peebles benefit payments of $2.0 million to be paid in fiscal 2008 assuming plan liquidation within 2008:

Fiscal Year
2008	$4,624
2009	3,103
2010	3,213
2011	3,031
2012	3,254
Fiscal years 2013 - 2017	16,532

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

The accumulated benefit obligation for the plans was $41.7 million and $42.9 million at February 2, 2008 and February 3, 2007, respectively.   The accumulated benefit obligation was in excess of plan assets for all plans.

NOTE 11 - OPERATING LEASES

The Company leases stores, its corporate headquarters and equipment under operating leases.  Such leases generally contain renewal options and require that the Company pay for utilities, taxes and maintenance expense.  A number of store leases provide for escalating minimum rent. The Company records rent expense on a straight-line basis, evenly dividing rent expense over the lease term, including the build-out period, and where appropriate, applicable available lease renewal option periods.  The difference between the payment and expense in any period is recorded as deferred rent in other long-term liabilities in the Consolidated Balance Sheets.  The Company records construction allowances from landlords as a deferred rent credit in the Consolidated Balance Sheets.  Such deferred rent credit is amortized over the related term of the lease, commencing with the date the Company earns the construction allowance, as a reduction of rent. Certain leases provide for contingent rents that are not measurable at inception.  These contingent rents are primarily based on a percentage of sales that are in excess of a predetermined level.  These amounts are excluded from minimum rent but are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable.

The Company has renewal options for most of its store leases.  Rent expense for operating leases for fiscal years 2007, 2006 and 2005 was $64.0 million, $58.2 million and $54.6 million, respectively, and includes minimum rentals of $59.7 million, $53.8 million and $49.1 million in 2007, 2006 and 2005, respectively.  Rent expense also includes contingent rentals of $4.6 million, $5.9 million and $5.6 million in 2007, 2006 and 2005, respectively, and sublease rental income of $0.1 million, $0.1 million and $0.1 million in 2007, 2006 and 2005, respectively.

Minimum rental commitments on long-term non-cancelable operating leases at February 2, 2008, net of sub-lease rental income, are as follows (in thousands):

Fiscal Year

2008	57,714
2009	55,750
2010	49,380
2011	42,512
2012	36,577
Thereafter	136,820
Total	$378,753

NOTE 12 - INCOME TAXES

All Company operations are domestic.  Income tax expense consisted of the following (in thousands):

	Fiscal Year
	2007	2006	2005
Federal income tax expense:
Current	$9,351	$24,598	$32,386
Deferred	19,727	5,377	(2,252)
	29,078	29,975	30,134
State income tax expense:
Current	1,520	1,199	1,444
Deferred	1,318	1,305	1,244
	2,838	2,504	2,688
	$31,916	$32,479	$32,822

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Reconciliation between the federal income tax expense charged to income before income tax computed at statutory tax rates and the actual income tax expense recorded follows (in thousands):

	Fiscal Year
	2007	2006	2005
Federal income tax expense at the statutory rate	$29,748	$30,724	$31,048
State income taxes, net	1,845	1,627	1,747
Other, net	323	128	27
	$31,916	$32,479	$32,822

Deferred tax assets (liabilities) consist of the following (in thousands):

	February 2, 2008	February 3, 2007
Gross deferred tax assets
Net operating loss carryforwards	$4,545	$5,177
Accrued expenses	3,532	3,808
Pension obligations	2,204	4,973
Lease obligations	22,890	14,934
Inventory	-	13,494
Deferred compensation	12,501	8,148
Deferred income	4,322	7,574
	49,994	58,108
Gross deferred tax liabilities:
State income taxes	(762)	(1,229)
Inventory	(6,750)	-
Depreciation and amortization	(37,365)	(30,705)
Other	(272)	(234)
	(45,149)	(32,168)
Valuation allowance	(1,805)	(1,805)
Net deferred tax assets	$3,040	$24,135

The non-current portion of net deferred tax assets is reflected in other assets.

Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, (“SFAS 109”) requires recognition of future tax benefits of deferred tax assets to the extent such realization is more likely than not.  Consistent with the requirements of SFAS 109, the tax benefits recognized related to pre-reorganization deferred tax assets have been recorded as a direct addition to additional paid-in-capital.  The remaining valuation allowance of $1.8 million at February 2, 2008 and February 3, 2007, was established for state net operating losses, which may expire prior to utilization.

The Company has net operating loss carryforwards for state income tax purposes of approximately $35.7 million which, if not utilized, will expire in varying amounts between 2007 and 2021. The Company has net operating loss carryforwards for federal income tax purposes of approximately $7.4 million, which, if not utilized, will expire in varying amounts between 2023 and 2026.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  The Company is subject to U.S. federal income tax examinations by tax authorities for the fiscal year ended February 3, 2007 and forward.  Although the outcome of tax audits is uncertain, the Company has concluded that there were no significant uncertain tax positions, as defined by FIN 48, requiring recognition in its financial statements.  However, the Company may, from time to time, be assessed interest and/or penalties.  In the event the Company receives an assessment for interest and/or penalties, it will be classified in the financial statements as income tax expense.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 13 – SEGMENT REPORTING

The Company reports in a single operating segment – the operation of retail department stores.  Revenues from customers are derived from merchandise sales.  The Company does not rely on any major customer as a source of revenue.

The following table sets forth the distribution of net sales between the Company’s various merchandise categories by percentage of sales:

	Fiscal Year
Department	2007	2006	2005

Men's/Young Men's	19%	19%	19%
Misses Sportswear	18	17	17
Children's	12	12	12
Footwear	12	12	12
Junior Sportswear	8	9	9
Accessories	8	8	8
Cosmetics	6	6	6
Special Sizes	6	6	6
Dresses	4	4	4
Intimates	3	3	3
Home & Gifts	3	3	3
Outerwear, Swimwear and Other	1	1	1
	100%	100%	100%

NOTE 14- COMMITMENTS AND CONTINGENCIES

From time to time, the Company and its subsidiary are involved in various legal proceedings arising in the ordinary course of their business.  Management does not believe that any pending legal proceedings, either individually or in the aggregate, are material to the financial position, results of operations or cash flows of the Company or its subsidiary.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 15 - QUARTERLY FINANCIAL INFORMATION (unaudited)

The following table shows quarterly information (in thousands, except per share amounts):

	Fiscal Year 2007
	Q1	Q2	Q3	Q4
Net sales	$358,244	$359,205	$355,147	$473,010
Gross profit	$98,325	$105,487	$94,249	$146,653
Net income	$9,107	$9,876	$2,446	$31,651

Basic earnings per common share	$0.21	$0.23	$0.06	$0.80
Diluted earnings per common share	$0.20	$0.23	$0.06	$0.78

Basic weighted average shares	43,507	42,408	41,400	39,742
Diluted weighted average shares	44,790	43,373	42,258	40,462

	Fiscal Year 2006
	Q1	Q2	Q3	Q4
Net sales	$343,541	$362,104	$353,348	$491,187
Gross profit	$99,670	$95,578	$100,310	$157,929
Net income	$9,045	$3,853	$2,798	$39,606

Basic earnings per common share	$0.23	$0.10	$0.07	$0.91
Diluted earnings per common share	$0.21	$0.09	$0.06	$0.88

Basic weighted average shares	39,880	40,033	42,511	43,651
Diluted weighted average shares	43,500	43,542	44,384	44,954