Form 10-Q
period 2008-05-03
STAGE STORES INC
filed 2008-06-06
CIK 6885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 31, 2008, there were 38,337,211 shares of the registrant's common stock outstanding.

 References to a particular year are to Stage Stores’ fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year.  For example, references to “2007” mean the fiscal year ended February 2, 2008 and references to "2008" is a reference to the fiscal year ending January 31, 2009.  2007 and 2008  are 52-week years.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Stage Stores, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par values)
(Unaudited)

	May 3, 2008	February 2, 2008

ASSETS
Cash and cash equivalents	$21,165	$17,028
Merchandise inventories, net	381,458	342,622
Current deferred taxes	28	32
Prepaid expenses and other current assets	26,921	43,557
Total current assets	429,572	403,239

Property, equipment and leasehold improvements, net	339,389	329,709
Goodwill	95,374	95,374
Intangible asset	14,910	14,910
Other non-current assets, net	27,865	28,258
Total assets	$907,110	$871,490

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$117,546	$94,505
Current portion of debt obligations	6,250	6,158
Accrued expenses and other current liabilities	64,390	66,538
Total current liabilities	188,186	167,201

Debt obligations	100,691	94,436
Other long-term liabilities	93,978	89,007
Total liabilities	382,855	350,644

Commitments and contingencies

Common stock, par value $0.01, 100,000 shares authorized, 55,227 and 55,113 shares issued, respectively	552	551
Additional paid-in capital	483,480	479,960
Less treasury stock - at cost, 16,907 and 16,907 shares, respectively	(278,167)	(277,691)
Accumulated other comprehensive loss	(1,766)	(1,766)
Retained earnings	320,156	319,792
Stockholders' equity	524,255	520,846
Total liabilities and stockholders' equity	$907,110	$871,490

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Income
(in thousands, except earnings per share)
(Unaudited)

	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007

Net sales	$353,536	$358,244
Cost of sales and related buying, occupancy and distribution expenses	257,938	259,919
Gross profit	95,598	98,325

Selling, general and administrative expenses	88,339	82,288
Store opening costs	2,308	755
Interest expense, net of income of $5 and $0, respectively	1,301	769
Income before income tax	3,650	14,513

Income tax expense	1,387	5,406
Net income	$2,263	$9,107

Basic earnings per share data:

Basic earnings per share	$0.06	$0.21

Basic weighted average shares outstanding	38,243	43,507

Diluted earnings per share data:

Diluted earnings per share	$0.06	$0.20

Diluted weighted average shares outstanding	38,919	44,790

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007
Cash flows from operating activities:
Net income	$2,263	$9,107
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,239	11,546
Deferred income taxes	(498)	(520)
Stock-based compensation tax benefits	725	3,448
Stock-based compensation expense	1,821	1,521
Amortization of debt issue costs	60	100
Excess tax benefits from stock-based compensation	(431)	(3,400)
Deferred compensation obligation	324	-
Construction allowances from landlords	6,732	2,786
Other changes in operating assets and liabilities:
Increase in merchandise inventories	(38,836)	(34,174)
Decrease in other assets	17,414	18,217
Increase in accounts payable and other liabilities	23,588	8,909
Total adjustments	24,138	8,433
Net cash provided by operating activities	26,401	17,540

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(27,307)	(17,888)
Proceeds from sale of property and equipment	-	31
Net cash used in investing activities	(27,307)	(17,857)

Cash flows from financing activities:
Proceeds from (payments on):
Borrowings under revolving credit facility, net	7,852	8,365
Repurchases of common stock	(476)	(9,283)
Debt obligations	(1,505)	(20)
Exercise of stock options and stock appreciation rights	651	4,567
Excess tax benefits from stock-based compensation	431	3,400
Cash dividends	(1,910)	(2,172)
Net cash provided by financing activities	5,043	4,857
Net increase in cash and cash equivalents	4,137	4,540

Cash and cash equivalents:
Beginning of period	17,028	15,866
End of period	$21,165	$20,406

Supplemental disclosures:
Interest paid	$1,236	$651
Income taxes paid	$28	$74
Unpaid liabilities for capital expenditures	$5,928	$533

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statement of Stockholders' Equity
For the Thirteen Weeks Ended May 3, 2008
(in thousands)
(Unaudited)

							Accumulated
	Common		Additional	Treasury			Other
	Stock		Paid-in	Stock		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Total

Balance, February 2, 2008	55,113	$551	$479,960	(16,907)	$(277,691)	$319,792	$(1,766)	$520,846

Cumulative effect of SFAS No. 158 measurement date provision, net of tax of $0.01 million	-	-	-	-	-	11	-	11

Net income	-	-	-	-	-	2,263	-	2,263
Comprehensive income								2,263

Dividends on common stock	-	-	-	-	-	(1,910)	-	(1,910)
Deferred compensation	-	-	324	-	(324)	-	-	-
Stock options exercised	93	1	650	-	-	-	-	651
Issuance of stock awards, net	21	-	-	-	(152)	-	-	(152)
Stock-based compensation expense	-	-	1,821	-	-	-	-	1,821
Stock-based compensation tax benefits	-	-	725	-	-	-	-	725

Balance, May 3, 2008	55,227	$552	$483,480	(16,907)	$(278,167)	$320,156	$(1,766)	$524,255

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The accompanying Condensed Consolidated Financial Statements (Unaudited) of Stage Stores, Inc. and subsidiary (“Stage Stores” or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Those adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made.  The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year.  The Condensed Consolidated Financial Statements (Unaudited) should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto filed with Stage Stores’ Annual Report on Form 10-K for the year ended February 2, 2008.  References to a particular year are to Stage Stores’ fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year.  For example, references to “2007” mean the fiscal year ended February 2, 2008 and a reference to "2008" is a reference to the fiscal year ending January 31, 2009.  Reference to “current year” pertains to the thirteen weeks ended May 3, 2008, and reference to “prior year” pertains to the thirteen weeks ended May 5, 2007.

Stage Stores is a Houston, Texas-based regional, specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics, and footwear for the entire family.  As of May 3, 2008, the Company operated 717 stores located in 35 states under the Stage, Bealls and Palais Royal names throughout the South Central and Southwestern states, and under the Peebles name throughout the Midwestern, Southeastern, Mid-Atlantic and New England states.

Recent Accounting Standards. In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”), which the Company adopted on February 3, 2008.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with changes in fair value reflected in earnings.   The Company has not elected the fair value option for any existing or new instruments that were not previously accounted for at fair value.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”).  SFAS 158 requires an employer to recognize an asset for a plan’s over funded status or a liability for a plan’s under funded status, measure a plan’s assets and its obligations that determine its funded status as of the date of the employer’s fiscal year-end, and recognize changes in the funded status in the year in which the changes occur.  The Company adopted the recognition provision of this statement during fiscal 2006.  Effective for fiscal years ending after December 15, 2008, SFAS 158 requires a company to measure the funded status of a plan as of the date of its year-end statement of financial position. As of the end of 2008, the Company will be required to measure the funded status of its plans as of January 31, 2009.  The Company adopted the measurement date provision of SFAS 158 effective as of February 3, 2008.  The cumulative effect of the change in measurement date, net of tax, was recorded as an adjustment to retained earnings in the Condensed Consolidated Statement of Stockholders’ Equity (Unaudited) as of the beginning of 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, which removes certain leasing transactions from the scope of SFAS 157, and No. FAS 157-2, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company adopted the required provisions of SFAS 157 as of February 3, 2008.  SFAS 157 did not have a significant impact on the Company’s consolidated financial statements. The adoption of the remaining provisions of SFAS 157 related to nonfinancial assets and nonfinancial liabilities is not expected to have a significant impact on the Company’s consolidated financial statements.

2.	Stock-Based Compensation

The following table summarizes stock-based compensation expense by type of grant for the thirteen weeks ended May 3, 2008 and May 5, 2007 (in thousands):

	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007

Stock options and stock appreciation rights ("SARs")	$761	$989
Non-vested stock	318	306
Performance shares	742	226

Total compensation expense	1,821	1,521
Related tax benefit	(692)	(567)
Net compensation expense	$1,129	$954

As of May 3, 2008, the Company had unrecognized compensation cost of $14.2 million related to stock-based compensation awards granted.  That cost is expected to be recognized over a weighted average period of 2.0 years.

The following table provides the significant weighted average assumptions used in determining the estimated fair value at the date of grant under the Black-Scholes option-pricing model of each type of award granted in the thirteen weeks ended May 3, 2008 and May 5, 2007:

	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007

Expected volatility	37.6% - 39.8%	30.8%
Weighted average volatility	39.8%	30.8%
Risk-free rate	2.3%	4.5%
Expected life of options and SARs (in years)	4.4	4.5
Expected dividend yield	1.3% - 1.6%	0.9%

The expected volatility was based on historical volatility for a period equal to the award’s expected life.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected life (estimated period of time outstanding) of options and SARs granted was estimated using the historical exercise behavior of employees.  The expected dividend yield is based on the current dividend payout activity and the market price of the Company’s stock.

Stock Incentive Plan

As approved by the Company’s shareholders, the Company established the Amended and Restated 2001 Equity Incentive Plan (the “2001 Equity Incentive Plan”) to reward, retain, and attract key personnel.  The 2001 Equity Incentive Plan provides for grants of nonqualified or incentive stock options, SARs, performance shares or units, stock units and stock grants.  To fund the 2001 Equity Incentive Plan, 12,375,000 shares of the Company’s common stock have been reserved for issuance upon exercise of awards.  On June 5, 2008, the Company’s shareholders approved the 2008 Equity Incentive Plan, which increased the number of shares available for stock awards by 1,000,000 shares.

Stock Options and SARs

The right to exercise stock options and SARs, to be settled by issuance of common stock, generally vests over four years from the date of grant, with 25% vesting at the end of each of the first four years following the date of grant.  Options issued prior to January 29, 2005 will generally expire if not exercised ten years from the date of the grant, while options and SARs granted after that date generally expire if not exercised seven years from the date of grant.  The weighted average fair value for options and SARs granted during the thirteen weeks ended May 3, 2008 and May 5, 2007 was $5.07 and $7.04, respectively, as of the date of grant.

A summary of option and SARs activity under the Equity Incentive Plan as of May 3, 2008, and changes during the thirteen weeks ended May 3, 2008, is detailed below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 2, 2008	4,347,135	$14.16
Granted	749,000	15.83
Exercised	(93,311)	6.97
Forfeited	(81,282)	17.38
Outstanding at May 3, 2008	4,921,542	$14.46	4.9	$14,201

Vested or expected to vest at May 3, 2008	4,651,517	$14.27	4.8	$14,193

Exercisable at May 3, 2008	3,000,571	$11.91	4.2	$14,161

The following table summarizes information about non-vested stock option awards and SARs as of May 3, 2008 and changes for the thirteen weeks ended May 3, 2008:

Stock Options/SARs	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at February 2, 2008	1,755,408	$6.57
Granted	749,000	5.07
Vested	(502,155)	6.38
Forfeited	(81,282)	6.44
Non-vested at May 3, 2008	1,920,971	$5.94

The aggregate intrinsic value of options and SARs, defined as the amount by which the market price of the underlying stock on the date of exercise exceeds the exercise price of the option, exercised during the thirteen weeks ended May 3, 2008 and May 5, 2007 was $0.8 million and $9.4 million, respectively.

Non-vested Stock

The Company has granted shares of non-vested stock to members of management and independent directors.  The non-vested stock converts one for one to common stock at the end of the vesting period at no cost to the recipient to whom it is awarded.  The non-vested stock generally vests at the end of a three-year period from the date of grant.

The following table summarizes the activity for the non-vested stock granted by the Company for the thirteen weeks ended May 3, 2008:

Non-vested Stock	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at February 2, 2008	153,113	$21.05
Granted	5,000	12.86
Vested	(21,777)	22.96
Outstanding at May 3, 2008	136,336	$20.45

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

The following table summarizes information about the performance shares that remain outstanding as of May 3, 2008:

Period Granted	Target Shares Granted	Target Shares Vested	Target Shares Forfeited	Target Shares Outstanding	Weighted Average Grant Date Fair Value per Share

2006	98,088	(9,000)	(18,000)	71,088	$24.32
2007	78,500	-	(14,500)	64,000	29.43
2008	115,000	-	-	115,000	24.53

Total	291,588	(9,000)	(32,500)	250,088

3.	Debt Obligations

Debt obligations consist of the following (in thousands):

	May 3, 2008	February 2, 2008
Revolving Credit Facility	$71,356	$63,504
Equipment financing	30,970	32,419
Finance lease obligations	4,615	4,671
Total debt obligations	106,941	100,594
Less: Current portion of debt obligations	6,250	6,158
Long-term debt obligations	$100,691	$94,436

The Company has a $250.0 million senior secured revolving credit facility (the "Revolving Credit Facility") that matures on April 20, 2012.  The Revolving Credit Facility includes an uncommitted accordion feature to increase the size of the facility to $350.0 million.  Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement.  The daily interest rates under the Revolving Credit Facility are determined by a prime rate or Eurodollar rate plus an applicable margin as set forth in the Revolving Credit Facility agreement.  Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility.  The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements.  During the first quarter of 2008, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 4.2% and $48.4 million, respectively.

The Company also issues letters of credit to support certain merchandise purchases and to collateralize retained risks and deductibles under various insurance programs.  The Company had outstanding letters of credit totaling approximately $18.3 million at May 3, 2008 under its Revolving Credit Facility.  These letters of credit expire within twelve months of issuance.  Excess borrowing availability under the Revolving Credit Facility at May 3, 2008, net of letters of credit outstanding and outstanding borrowings, was $150.0 million.

The Revolving Credit Facility contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions.  At May 3, 2008, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility.

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

Basic earnings per share is computed using the weighted average number of common shares outstanding during the measurement period.  Diluted earnings per share is computed using the weighted average number of common shares and all potentially dilutive common share equivalents outstanding during the measurement period.  Stock options, SARs and non-vested stock grants were the only potentially dilutive share equivalents the Company had outstanding at May 3, 2008.

The following table summarizes the components used to determine diluted weighted average shares for each period (in thousands):

	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007
Basic weighted average shares outstanding	38,243	43,507
Effect of dilutive securities:
Stock options, SARs and non-vested stock grants	676	1,283
Diluted weighted average shares outstanding	38,919	44,790

The following table illustrates the number of stock options and SARs (in thousands) to purchase shares of common stock that were outstanding but not included in the computation of diluted earnings per share because the exercise price of the options and SARs was greater than the average market price of the common shares for each period:

	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007

Number of anti-dilutive options and SARs outstanding	3,146	607

6.	Stockholders’ Equity

In the current year, the Company paid a quarterly cash dividend of $0.05 per share on the Company’s common stock, which totaled $1.9 million.  On May 30, 2008, the Company announced that its Board had declared a quarterly cash dividend of $0.05 per share of common stock, payable on June 25, 2008 to shareholders of record on June 10, 2008.

During the first quarter of 2008, the Company amended one of the deferred compensation plans covering executives and certain officers to provide for an investment option that would allow participants to elect to invest funds in Company stock (the “Company Stock Investment Option”), along with the pre-existing investment options.  In connection with this amendment the Company established a grantor trust to facilitate the collection of funds and purchase of Company shares on the open market at prevailing market prices.  All shares purchased through the grantor trust are held in the trust until the participants are eligible to receive the benefits under the terms of the plan, at which time the deferred compensation obligation related to the Company Stock Investment Option may only be settled by the delivery of the fixed number of shares held by the grantor trust on the participant’s behalf.  In the first quarter of 2008, participants elected to invest approximately $0.3 million of the total deferred compensation withheld in the Company Stock Investment Option.  The purchase of shares made by the grantor trust on behalf of the participants is included in treasury stock and the corresponding deferred compensation obligation is included in additional paid-in capital.

7.	Retirement Plans

The Company sponsors two defined benefit plans (the “Retirement Plans”), one of which was frozen effective June 30, 1998 (the “Stage Plan”).  The other plan (the “Peebles Plan”), which had a projected benefit obligation of $1.8 million as of February 3, 2008, was terminated October 15, 2007.  Participants under the Peebles Plan may be offered immediate lump sum distributions or the election of receiving an annuity at the time the plan is settled, which is expected to be in fiscal 2008.  The components of pension cost for the Retirement Plans are as follows (in thousands):

	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007
Service cost	$-	$9
Interest cost	626	646
Expected return on plan assets	(674)	(583)
Net loss amortization	-	5
Net periodic pension (income) cost	$(48)	$77

The Company’s funding policy is to make contributions to maintain the minimum funding requirements for its pension obligations in accordance with the Employee Retirement Income Security Act.  The Company may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover the short-term liquidity needs of the plans in order to maintain current invested positions.  During the thirteen weeks ended May 3, 2008, the Company did not make any contribution to its Retirement Plans.

8.	Fair Value Measurements

The Company adopted the provisions of SFAS 157 on February 3, 2008.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets as of May 3, 2008 that are currently subject to SFAS 157.

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Siginificant Other Observable Inputs	Significant Unobservable Inputs
	May 3, 2008	(Level 1)	(Level 2)	(Level 3)
Assets
Securities held in grantor trust for deferred compensation plans (1)	$21,271	$21,271	$-	$-

Liabilities
Deferred compensation liability (1)	$21,108	$21,108	$-	$-
Deferred non-employee director equity compensation plan liability (1)	175	175	-	-
	$21,283	$21,283	$-	$-

________________

(1)
Using the market approach, the fair values of these items represent quoted market prices multiplied by the quantities held.  Net gains and losses related to the changes in fair value in the assets and liabilities under the various deferred compensation plans are recorded in selling, general and administrative expenses and are nil in the quarter ended May 3, 2008.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain statements in this Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements.  These factors include, but are not limited to, the ability of the Company and its subsidiary to maintain normal trade terms with vendors, the ability of the Company and its subsidiary to comply with the various covenant requirements contained in the Company's Revolving Credit Facility (as defined below), the demand for apparel and other factors.  The demand for apparel and sales volume can be affected by significant changes in economic conditions, including an economic downturn, employment levels in the Company’s markets, consumer confidence, energy and gasoline prices, current uncertainty in the housing market and other factors influencing discretionary consumer spending.  Other factors affecting the demand for apparel and sales volume include unusual weather patterns, an increase in the level of competition in the Company's market areas, competitors' marketing strategies, changes in fashion trends, changes in the average cost of merchandise purchased for resale, availability of product on normal payment terms and the failure to achieve the expected results of the Company's merchandising and marketing plans as well as its store opening plans.  The occurrence of any of the above could have a material and adverse impact on the Company's operating results.  Most of these factors are difficult to predict accurately and are generally beyond the Company's control.  Readers should consider the risks and uncertainties described in the Company’s Annual Report on Form 10-K for the year ended February 2, 2008 (“Form 10-K”).  Readers should carefully review the Form 10-K in its entirety, including but not limited to the Company's financial statements and the notes thereto and the risks and uncertainties described in Item 1A - "Risk Factors" of the Form 10-K.  Forward-looking statements contained in this Form 10-Q speak only as of the date of this Form 10-Q.  The Company does not undertake to update its forward-looking statements.

General

Stage Stores is a Houston, Texas-based regional, specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family.  As of May 3, 2008, the Company operated 717 stores located in 35 states under the Stage, Bealls and Palais Royal names throughout the South Central and Southwestern states, and under the Peebles name throughout the Midwestern, Southeastern, Mid-Atlantic and New England states.  The Company's principal focus is on consumers in small and mid-sized markets which the Company believes are under-served and less competitive.  The Company believes that it is able to differentiate itself from the competition in the small and mid-size markets in which it operates by offering consumers access to basic as well as fashionable brand name merchandise not typically carried by other retailers in the same market area.  In the highly competitive metropolitan markets in which it operates, the Company competes against national department store chains, which similarly offer moderately priced, brand name and private label merchandise.  As a way of differentiating itself from the competition in these larger metropolitan markets, the Company endeavors to offer consumers a high level of customer service in convenient locations.

The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements as included in the Form 10-K.

Results of Operations

The following table sets forth the results of operations as a percentage of sales for the periods indicated:

	Thirteen Weeks Ended (1)
	May 3, 2008	May 5, 2007

Net sales	100.0%	100.0%
Cost of sales and related buying, occupancy and distribution expenses	73.0	72.6
Gross profit	27.0	27.4

Selling, general and administrative expenses	25.0	23.0
Store opening costs	0.7	0.2
Interest expense, net	0.4	0.2
Income before income tax	1.0	4.1

Income tax expense	0.4	1.5
Net income	0.6%	2.5%

(1)  Percentages may not foot due to rounding.

Thirteen Weeks Ended May 3, 2008 Compared to Thirteen Weeks Ended May 5, 2007

Sales for the thirteen weeks ended May 3, 2008 (the “current year first quarter”) decreased by 1.3% to $353.5 million from $358.2 million for the thirteen weeks ended May 5, 2007 (the “prior year first quarter”).  Comparable store sales, which are sales in stores open at least fourteen full months prior to the reporting period, decreased 5.4% in the current year first quarter as compared to a 0.1% increase in the prior year first quarter.  In the current year first quarter, new stores that were not in the comparable store base in the prior year first quarter contributed sales of $16.5 million.  These sales were more than offset by a loss of $2.2 million in sales from closed stores that were in operation during the prior year first quarter as well as the Company’s comparable store sales decline.

Overall, sales in the current year first quarter were adversely affected by the currently challenging economic and retail environment.  The Company’s cosmetics category, with a comparable store sales increase of 12.9%, was the only key merchandise category (i.e., those categories comprising greater than 5% of sales) to achieve an increase during the current quarter.  The increase in cosmetics was driven by the continuing installation of new Estee Lauder and Clinique counters, as well as a strong men’s and women’s fragrances business.  Key merchandise categories that had negative comparable store sales, but performed better than the Company average, included children’s, footwear, intimate apparel and men’s, while dresses performed at the Company average.  Comparable sales in small markets (populations less than 50,000) experienced a 5.2% comparable decrease, while sales in the Company’s mid-size markets (populations of 50,000 to 150,000) and large markets (populations greater than 150,000) each decreased 5.5%.

The following is a summary of the changes between the current year first quarter and the prior year first quarter in the components of cost of sales, expressed as a percent of sales:

	Increase
	(Decrease)
Merchandise cost of sales	(0.3	) %
Buying, occupancy and distribution expenses	0.7
Increase in merchandise cost of sales and related buying,occupancy and distribution expenses rate	0.4%

Gross profit decreased 2.8% to $95.6 million for the current year first quarter from $98.3 million in the prior year first quarter.  Gross profit, as a percent of sales, was 27.0% in the current year first quarter and 27.4% in the prior year first quarter.  The decrease in merchandise cost of sales was primarily due to an increase in the profitability of end of season clearance inventory liquidation in the current year first quarter as compared to the prior year first quarter.  The increase in buying, occupancy and distribution expenses is primarily due to an increase in store occupancy and depreciation costs due to a higher store count and deleveraging due to lower sales for the quarter.

Selling, general and administrative (“SG&A”) expenses in the current year first quarter increased by $6.1 million, or 7.4%, to $88.3 million from $82.3 million in the prior year first quarter.  As a percent of sales, SG&A expenses increased to 25.0% in the current year first quarter from 23.0% in the prior year first quarter.  SG&A expenses in the prior year first quarter included a non-comparable gain of $2.6 million related to the March 2004 sale of the Peebles credit card portfolio.  The remaining increase was primarily related to higher advertising expenses, which are related to the Company’s efforts to increase its sales, and overall deleveraging of SG&A expenses as a result of lower sales for the current year first quarter compared to the prior year first quarter.

Store opening costs in the current year first quarter of $2.3 million include costs related to 23 stores opened and 5 stores relocated during the current year first quarter.  During the prior year first quarter, the Company incurred $0.8 million in store opening costs related to 12 new stores and the relocation of 2 stores.  Store opening costs are expensed as incurred and may include costs of stores opening in future quarters.

Interest expense is primarily comprised of interest on borrowings under the Company’s Revolving Credit Facility (see “Liquidity and Capital Resources”), related letters of credit and commitment fees, amortization of debt issue costs, interest on financing lease obligations and equipment financing.  Net interest expense was $1.3 million in the current year first quarter as compared to $0.8 million in the prior year first quarter.  The increase in interest expense is primarily due to higher average borrowings on the Revolving Credit Facility partly offset by a lower average interest rate and interest expense on the $31.0 million of equipment loans outstanding at the end of the current year first quarter which were not outstanding in the prior year first quarter.

The Company’s effective tax rate for the current year first quarter is 38.0%, resulting in income tax expense of $1.4 million in the current year first quarter.  This compares to income tax expense of $5.4 million in the prior year first quarter during which the effective tax rate was 37.3%.  The increase in the effective tax rate was due to legislation enacted by the Texas legislature, which now subjects the Company to a Texas income tax.

As a result of the foregoing, the Company had net income of $2.3 million for the current year first quarter as compared to net income of $9.1 million for the prior year first quarter.

Seasonality and Inflation

Historically, the Company's business is seasonal and sales are traditionally lower during the first three quarters of the year (February through October) and higher during the last three months of the year (November through January).  The fourth quarter typically accounts for slightly more than 30% of the Company's annual sales, with the other quarters accounting for approximately 22% to 24% each.  Working capital requirements fluctuate during the year and generally reach their highest levels during the third and fourth quarters.  The Company does not believe that inflation had a material effect on its results of operations during the thirteen weeks ended May 3, 2008 and May 5, 2007, respectively.  However, there can be no assurance that the Company's business will not be affected by inflation in the future.

Liquidity and Capital Resources

The Company's liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows, (iii) normal trade credit, (iv) equipment financing and (v) its Revolving Credit Facility.

The Company has a $250.0 million senior secured revolving credit facility (the "Revolving Credit Facility") that matures on April 20, 2012.  The Revolving Credit Facility includes an uncommitted accordion feature to increase the size of the facility to $350.0 million.  Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement.  The daily interest rates under the Revolving Credit Facility are determined by a prime rate or Eurodollar rate plus an applicable margin as set forth in the Revolving Credit Facility agreement.  Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility.  The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements.  During the first quarter of 2008, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 4.2% and $48.4 million, respectively.

The Company also issues letters of credit to support certain merchandise purchases and to collateralize retained risks and deductibles under various insurance programs.  The Company had outstanding letters of credit totaling approximately $18.3 million at May 3, 2008 under its Revolving Credit Facility.  These letters of credit expire within twelve months of issuance.  Excess borrowing availability under the Revolving Credit Facility at May 3, 2008, net of letters of credit outstanding and outstanding borrowings, was $150.0 million.

The Revolving Credit Facility contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions.  At May 3, 2008, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility.

The Company generated $26.4 million in cash from operating activities in the current year first quarter.  Net income, adjusted for non-cash expenses such as depreciation and amortization, deferred income taxes, amortization of debt issue costs, stock-based compensation, excess tax benefits from stock-based compensation and deferred compensation provided cash of approximately $17.5 million.  Changes in operating assets and liabilities provided net cash of approximately $2.2 million, which included a decrease in other assets of $17.4 million primarily due to a decrease in prepaid merchandise and taxes receivables, and an increase in accounts payable and other liabilities of $23.6 million, offset by a $38.8 million increase in merchandise inventories due to the seasonal build of inventories.  Additionally, cash flows from operating activities included construction allowances from landlords of $6.7 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

In the current year first quarter, the Company paid a quarterly cash dividend of $0.05 per share on the Company’s common stock, which totaled $1.9 million.  On May 30, 2008, the Company announced that its Board had declared a quarterly cash dividend of $0.05 per share of common stock, payable on June 25, 2008 to shareholders of record on June 10, 2008.

Management currently estimates that capital expenditures in 2008, net of construction allowances to be received from landlords, will be approximately $84.0 million for the opening of its 2008 new stores, store expansions, relocations and remodels and the completion of its third distribution center.  Capital expenditures were $27.3 million in the current year first quarter as compared to $17.9 million in the prior year first quarter.  For the current year first quarter, the Company opened 23 new stores and relocated 5 stores as compared to 12 stores opened and 2 relocated stores in the prior year first quarter.  As noted above, the Company received construction allowances from landlords of $6.7 million in the current year first quarter to fund a portion of the capital expenditures related to store leasehold improvements in new and relocated stores, while $2.8 million was received from landlords in the prior year first quarter.  These funds have been recorded as a deferred rent credit in the balance sheet and will be recorded as an offset to rent expense over the lease term commencing with the date the allowances were earned.

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

Borrowings under the Company’s Revolving Credit Facility bear a floating rate of interest.  As of May 3, 2008, outstanding borrowings under the Company's Revolving Credit Facility were $71.4 million.  An increase in interest rates in the future may have a negative impact on the Company’s results of operations and cash flows.  The Company had average daily borrowings of $48.4 million bearing a weighted average interest rate of 4.2% during the thirteen weeks ended May 3, 2008.  A hypothetical 10% change in interest rates would have an approximate $0.2 million effect on the Company's annual results of operations and cash flows.

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

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures.  Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of May 3, 2008.

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

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  There were no changes in the Company’s internal control over financial reporting during the quarter ended May 3, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the fiscal quarter ended May 3, 2008, the Company did not have any material legal proceedings brought against it, its subsidiary or their properties.

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

STAGE STORES, INC.

June 6, 2008	/s/ James R. Scarborough
(Date)	James R. Scarborough
Chief Executive Officer
(Principal Executive Officer)

June 6, 2008	/s/ Edward J. Record
(Date)	Edward J. Record
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)