Form 10-Q
period 2008-08-02
STAGE STORES INC
filed 2008-09-09
CIK 6885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2008

or

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

As of August 29, 2008, there were 38,689,297 shares of the registrant's common stock outstanding.

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

Stage Stores, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par values)
(Unaudited)

	August 2, 2008	February 2, 2008

ASSETS
Cash and cash equivalents	$20,371	$17,028
Merchandise inventories, net	349,586	342,622
Prepaid expenses and other current assets	27,884	43,589
Total current assets	397,841	403,239

Property, equipment and leasehold improvements, net	354,177	329,709
Goodwill	95,374	95,374
Intangible asset	14,910	14,910
Other non-current assets, net	25,412	28,258
Total assets	$887,714	$871,490

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$116,321	$94,505
Current portion of debt obligations	8,915	6,158
Accrued expenses and other current liabilities	72,210	66,538
Total current liabilities	197,446	167,201

Debt obligations	63,915	94,436
Other long-term liabilities	93,324	89,007
Total liabilities	354,685	350,644

Commitments and contingencies

Common stock, par value $0.01, 100,000 shares authorized, 55,298 and 55,113 shares issued, respectively	553	551
Additional paid-in capital	484,544	479,960
Less treasury stock - at cost, 16,907 and 16,907 shares, respectively	(278,200)	(277,691)
Accumulated other comprehensive loss	(1,766)	(1,766)
Retained earnings	327,898	319,792
Stockholders' equity	533,029	520,846
Total liabilities and stockholders' equity	$887,714	$871,490

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Income
(in thousands, except earnings per share)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007

Net sales	$372,707	$359,205	$726,243	$717,449
Cost of sales and related buying, occupancy and distribution expenses	266,149	253,718	524,087	513,637
Gross profit	106,558	105,487	202,156	203,812

Selling, general and administrative expenses	88,521	87,950	176,860	170,238
Store opening costs	1,231	486	3,539	1,241
Interest expense, net of income of $6 and $0 for the thirteen weeks and $11 and $0 for the twenty-six weeks, respectively	1,221	1,069	2,522	1,838
Income before income tax	15,585	15,982	19,235	30,495

Income tax expense	5,922	6,106	7,309	11,512
Net income	$9,663	$9,876	$11,926	$18,983

Basic earnings per share data:

Basic earnings per share	$0.25	$0.23	$0.31	$0.44

Basic weighted average shares outstanding	38,342	42,408	38,292	42,957

Diluted earnings per share data:

Diluted earnings per share	$0.25	$0.23	$0.31	$0.43

Diluted weighted average shares outstanding	38,960	43,373	38,939	44,080

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	August 2, 2008	August 4, 2007
Cash flows from operating activities:
Net income	$11,926	$18,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,204	23,547
Deferred income taxes	(33)	(1,116)
Stock-based compensation tax (shortfall) benefits	(146)	3,826
Stock-based compensation expense	3,280	3,487
Amortization of debt issue costs	123	144
Excess tax benefits from stock-based compensation	(468)	(3,684)
Deferred compensation obligation	357	-
Construction allowances from landlords	9,167	5,099
Other changes in operating assets and liabilities:
Increase in merchandise inventories	(6,964)	(12,093)
Decrease in other assets	18,499	13,547
Increase in accounts payable and other liabilities	21,418	12,081
Total adjustments	74,437	44,838
Net cash provided by operating activities	86,363	63,821

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(52,334)	(33,373)
Proceeds from sale of property and equipment	-	31
Net cash used in investing activities	(52,334)	(33,342)

Cash flows from financing activities:
Proceeds from (payments on):
Borrowings under revolving credit facility, net	(39,059)	29,197
Repurchases of common stock	(509)	(62,540)
Finance lease obligations	-	1,850
Debt obligations	(3,190)	(50)
Proceeds from debt issuance	14,485	-
Debt issuance costs paid	(145)	(258)
Exercise of stock options and stock appreciation rights	1,095	5,567
Excess tax benefits from stock-based compensation	468	3,684
Cash dividends	(3,831)	(4,310)
Net cash used in financing activities	(30,686)	(26,860)
Net increase in cash and cash equivalents	3,343	3,619

Cash and cash equivalents:
Beginning of period	17,028	15,866
End of period	$20,371	$19,485

Supplemental disclosures:
Interest paid	$2,452	$1,705
Income taxes paid	$2,409	$4,253
Unpaid liabilities for capital expenditures	$11,604	$1,722

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statement of Stockholders' Equity
For the Twenty-Six Weeks Ended August 2, 2008
(in thousands)
(Unaudited)

							Accumulated
	Common		Additional	Treasury			Other
	Stock		Paid-in	Stock		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Total

Balance, February 2, 2008	55,113	$551	$479,960	(16,907)	$(277,691)	$319,792	$(1,766)	$520,846

Cumulative effect of SFAS No. 158 measurement date provision, net of tax of $0.01 million	-	-	-	-	-	11	-	11
Net income	-	-	-	-	-	11,926	-	11,926
Comprehensive income								11,926

Dividends on common stock	-	-	-	-	-	(3,831)	-	(3,831)
Deferred compensation	-	-	357	-	(357)	-	-	-
Stock options exercised	154	2	1,093	-	-	-	-	1,095
Issuance of stock awards, net	31	-	-	-	(152)	-	-	(152)
Stock-based compensation expense	-	-	3,280	-	-	-	-	3,280
Stock-based compensation tax shortfall	-	-	(146)	-	-	-	-	(146)

Balance, August 2, 2008	55,298	$553	$484,544	(16,907)	$(278,200)	$327,898	$(1,766)	$533,029

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The accompanying Condensed Consolidated Financial Statements (Unaudited) of Stage Stores, Inc. and subsidiary (“Stage Stores” or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Those adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made.  The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year.  The Condensed Consolidated Financial Statements (Unaudited) should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto filed with Stage Stores’ Annual Report on Form 10-K for the year ended February 2, 2008.  References to a particular year are to Stage Stores’ fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year.  For example, references to “2007” mean the fiscal year ended February 2, 2008 and a reference to "2008" is a reference to the fiscal year ending January 31, 2009.  Reference to “current year” pertains to the twenty-six weeks ended August 2, 2008, and reference to “prior year” pertains to the twenty-six weeks ended August 4, 2007.

Stage Stores is a Houston, Texas-based regional, specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics, and footwear for the entire family.  As of August 2, 2008, the Company operated 719 stores located in 36 states under the Stage, Bealls and Palais Royal names throughout the South Central, Southwestern and Northwestern states, and under the Peebles name throughout the Midwestern, Southeastern, Mid-Atlantic and New England states.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”).  SFAS 158 requires an employer to recognize an asset for a plan’s over funded status or a liability for a plan’s under funded status, measure a plan’s assets and its obligations that determine its funded status as of the date of the employer’s fiscal year-end, and recognize changes in the funded status in the year in which the changes occur.  The Company adopted the recognition provision of this statement during fiscal 2006.  Effective for fiscal years ending after December 15, 2008, SFAS 158 requires a company to measure the funded status of a plan as of the date of its year-end statement of financial position. As of the end of 2008, the Company will be required to measure the funded status of its plans as of January 31, 2009.  The Company adopted the measurement date provision of SFAS 158 effective as of February 3, 2008.  The cumulative effect resulting from the change in the measurement date, net of tax, was recorded as an adjustment to retained earnings in the Condensed Consolidated Statement of Stockholders’ Equity (Unaudited) as of the beginning of 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, which removes certain leasing transactions from the scope of SFAS 157, and No. FAS 157-2, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company adopted the required provisions of SFAS 157 as of February 3, 2008.  SFAS 157 did not have a material impact on the Company’s consolidated financial statements. The adoption of the remaining provisions of SFAS 157 related to nonfinancial assets and nonfinancial liabilities is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2008, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue No. 08-3, Accounting by Lessees for Maintenance Deposits (“EITF 08-3”).  EITF 08-03 specifies the accounting treatment for lessees related to maintenance deposits paid by a lessee under an arrangement accounted for as a lease that are refunded only if the lessee performs specified maintenance activities. EITF 08-03 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company does not expect that EITF 08-3 will have a material impact in its consolidated financial statements.

In June 2007, the EITF reached a consensus on Issue No. 06-11, Accounting for Dividends and Related Income Tax Benefits on Share-Based Payment Awards (“EITF 06-11”) specifying the accounting treatment for dividends on vesting stock awards and the related income tax benefit of such dividends.  EITF 06-11 is to be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years.  The Company adopted EITF 06-11 as of February 3, 2008.  EITF 06-11 did not have a material impact on the Company’s consolidated financial statements.

2.	Stock-Based Compensation

The following table summarizes stock-based compensation expense by type of grant for the thirteen and twenty-six weeks ended August 2, 2008 and August 4, 2007 (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007

Stock options and stock appreciation rights ("SARs")	$708	$1,088	$1,469	$2,077
Non-vested stock	326	432	644	659
Performance shares	425	446	1,167	751

Total compensation expense	1,459	1,966	3,280	3,487
Related tax benefit	(554)	(749)	(1,246)	(1,316)
Net compensation expense	$905	$1,217	$2,034	$2,171

As of August 2, 2008, the Company had unrecognized compensation cost of $13.6 million related to stock-based compensation awards granted.  That cost is expected to be recognized over a weighted average period of 2.2 years.

The following table provides the significant weighted average assumptions used in determining the estimated fair value at the date of grant under the Black-Scholes option-pricing model of each type of award granted in the twenty-six weeks ended August 2, 2008 and August 4, 2007:

	Twenty-Six Weeks Ended
	August 2, 2008	August 4, 2007

Expected volatility	37.6% - 39.8%	30.8%
Weighted average volatility	39.8%	30.8%
Risk-free rate	2.3% - 3.1%	4.5%
Expected life of options and SARs (in years)	4.4	4.5
Expected dividend yield	1.3% - 1.6%	0.9%

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

Stock Incentive Plans

As approved by the Company’s shareholders, the Company established the Amended and Restated 2001 Equity Incentive Plan (the “2001 Equity Incentive Plan”) to reward, retain, and attract key personnel.  The 2001 Equity Incentive Plan provides for grants of nonqualified or incentive stock options, SARs, performance shares or units, stock units and stock grants.  To fund the 2001 Equity Incentive Plan, 12,375,000 shares of the Company’s common stock have been reserved for issuance upon exercise of awards.  On June 5, 2008, the Company’s shareholders approved the 2008 Equity Incentive Plan (collectively with the 2001 Equity Incentive Plan, the “Equity Incentive Plans”), which increased the number of shares available for stock awards by 1,000,000 shares.

Stock Options and SARs

The right to exercise stock options and SARs, to be settled by issuance of common stock, generally vests over four years from the date of grant, with 25% vesting at the end of each of the first four years following the date of grant.  Options issued prior to January 29, 2005 will generally expire if not exercised ten years from the date of the grant, while options and SARs granted after that date generally expire if not exercised seven years from the date of grant.  The weighted average fair value for options and SARs granted during the twenty-six weeks ended August 2, 2008 and August 4, 2007 was $5.06 and $6.90, respectively, as of the date of grant.

A summary of stock options and SARs outstanding under the Equity Incentive Plans as of August 2, 2008, and changes during the twenty-six weeks ended August 2, 2008, is detailed below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 2, 2008	4,347,135	$14.16
Granted	764,000	15.78
Exercised	(154,048)	7.10
Forfeited	(185,681)	19.23
Outstanding at August 2, 2008	4,771,406	$14.45	4.7	$12,994

Vested or expected to vest at August 2, 2008	4,537,001	$14.29	4.6	$12,983

Exercisable at August 2, 2008	3,040,687	$12.15	4.0	$12,939

The following table summarizes information about non-vested stock option awards and SARs as of August 2, 2008 and changes for the twenty-six weeks ended August 2, 2008:

Stock Options/SARs	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at February 2, 2008	1,755,408	$6.57
Granted	764,000	5.06
Vested	(603,008)	6.11
Forfeited	(185,681)	6.24
Non-vested at August 2, 2008	1,730,719	$5.99

The aggregate intrinsic value of options and SARs, defined as the amount by which the market price of the underlying stock on the date of exercise exceeds the exercise price of the option, exercised during the twenty-six weeks ended August 2, 2008 and August 4, 2007 was $1.2 million and $10.3 million, respectively.

Non-vested Stock

The Company has granted shares of non-vested stock to members of management and independent directors.  The non-vested stock converts one for one to common stock at the end of the vesting period at no cost to the recipient to whom it is awarded.  The non-vested stock generally vests at the end of a three-year period from the date of grant.

The following table summarizes the activity for the non-vested stock granted by the Company for the twenty-six weeks ended August 2, 2008:

Non-vested Stock	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at February 2, 2008	153,113	$21.05
Granted	63,074	14.12
Vested	(31,777)	22.02
Outstanding at August 2, 2008	184,410	$18.59

During the current year, 31,777 shares with an aggregate intrinsic value of $0.5 million vested.  The payment of the employees’ tax liability for a portion of the non-vested shares that vested was satisfied by withholding shares with a fair value equal to the tax liability, thus the actual number of shares issued was 24,928.

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

The following table summarizes information about the performance shares that remain outstanding as of August 2, 2008:

					Weighted
					Average
	Target	Target	Target	Target	Grant Date
Period	Shares	Shares	Shares	Shares	Fair Value per
Granted	Granted	Vested	Forfeited	Outstanding	Share

2006	98,088	(9,000)	(20,250)	68,838	$24.32
2007	78,500	-	(17,000)	61,500	29.43
2008	115,000	-	(5,000)	110,000	24.53

Total	291,588	(9,000)	(42,250)	240,338

During the current year, 9,000 shares, with an aggregate intrinsic value of $0.1 million, vested related to the 2006 performance share grant.  The payment of the employees’ tax liability was satisfied by withholding shares with a fair value equal to the tax liability, thus the actual number of shares issued was 6,619.

3.	Debt Obligations

Debt obligations consist of the following (in thousands):

	August 2, 2008	February 2, 2008
Revolving Credit Facility	$24,445	$63,504
Equipment financing	43,828	32,419
Finance lease obligations	4,557	4,671
Total debt obligations	72,830	100,594
Less: Current portion of debt obligations	8,915	6,158
Long-term debt obligations	$63,915	$94,436

The Company has a $250.0 million senior secured revolving credit facility (the "Revolving Credit Facility") that matures on April 20, 2012.  The Revolving Credit Facility includes an uncommitted accordion feature to increase the size of the facility to $350.0 million.  Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement.  The daily interest rates under the Revolving Credit Facility are determined by a prime rate or Eurodollar rate plus an applicable margin as set forth in the Revolving Credit Facility agreement.  Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility.  The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements.  For the current year, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 4.0% and $43.3 million, respectively.

The Company also issues letters of credit to support certain merchandise purchases and to collateralize retained risks and deductibles under various insurance programs.  The Company had outstanding letters of credit totaling approximately $21.4 million at August 2, 2008 under its Revolving Credit Facility.  These letters of credit expire within twelve months of issuance.  Excess borrowing availability under the Revolving Credit Facility at August 2, 2008, net of letters of credit outstanding and outstanding borrowings, was $173.1 million.

The Revolving Credit Facility contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions.  At August 2, 2008, the Company was in compliance with all of the financial covenants of the Revolving Credit Facility.

During the current year, the Company borrowed $14.5 million under equipment financing notes bearing interest of 6.0%.  The equipment financing notes are payable in monthly installments over a five year term and are secured by certain fixtures and equipment.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  The Company is subject to U.S. federal income tax examinations by tax authorities for the fiscal year ended February 3, 2007 and forward.  Although the outcome of tax audits is uncertain, the Company has concluded that there were no significant uncertain tax positions, as defined by FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, requiring recognition in its financial statements.  However, the Company may, from time to time, be assessed interest and/or penalties.  In the event the Company receives an assessment for interest and/or penalties, it will be classified in the financial statements as income tax expense.

5.	Earnings per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the measurement period.  Diluted earnings per share is computed using the weighted average number of common shares and all potentially dilutive common share equivalents outstanding during the measurement period.  Stock options, SARs and non-vested stock grants were the only potentially dilutive share equivalents the Company had outstanding at August 2, 2008.

The following table summarizes the components used to determine diluted weighted average shares for each period (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Basic weighted average shares outstanding	38,342	42,408	38,292	42,957
Effect of dilutive securities:
Stock options, SARs and non-vested stock grants	618	965	647	1,123
Diluted weighted average shares outstanding	38,960	43,373	38,939	44,080

The following table illustrates the number of stock options and SARs (in thousands) that were outstanding, but not included, in the computation of diluted earnings per share because the exercise price of the stock options and SARs was greater than the average market price of the common shares for each period:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007

Number of anti-dilutive stock options and SARs outstanding	3,049	645	3,049	620

6.	Stockholders’ Equity

In the current year first and second quarters, the Company paid quarterly cash dividends of $0.05 per share on the Company’s common stock, which totaled $3.8 million.  On August 29, 2008, the Company announced that its Board had declared a quarterly cash dividend of $0.05 per share of common stock, payable on September 24, 2008 to shareholders of record on September 9, 2008.  In addition, the Company paid $0.2 million on behalf of the recipients who relinquished shares to satisfy the tax liability associated with performance shares and stock awards.

During the first quarter of 2008, the Company amended one of the deferred compensation plans covering executives and certain officers to provide for an investment option that would allow participants to elect to purchase shares of Stage Stores common stock (the “Company Stock Investment Option”), along with the pre-existing investment options.  In connection with this amendment, the Company established a grantor trust to facilitate the collection of funds and purchase of Company shares on the open market at prevailing market prices.  All shares purchased through the grantor trust are held in the trust until the participants are eligible to receive the benefits under the terms of the plan, at which time the deferred compensation obligation related to the Company Stock Investment Option may only be settled by the delivery of the fixed number of shares held by the grantor trust on the participant’s behalf.  During the twenty-six weeks ended August 2, 2008, participants elected to invest approximately $0.4 million of the total deferred compensation withheld in the Company Stock Investment Option.  The purchase of shares made by the grantor trust on behalf of the participants is included in treasury stock and the corresponding deferred compensation obligation is included in additional paid-in capital.

7.	Retirement Plans

The Company sponsors two defined benefit plans (the “Retirement Plans”), one of which was frozen effective June 30, 1998 (the “Stage Plan”).  The other plan (the “Peebles Plan”), which had a projected benefit obligation of $1.8 million as of February 3, 2008, was terminated on October 15, 2007.  Participants under the Peebles Plan may be offered immediate lump sum distributions or the election of receiving an annuity at the time the plan is settled, which is expected to be in fiscal 2008.  The components of pension cost for the Retirement Plans are as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Service cost	$-	$10	$-	$19
Interest cost	626	647	1,252	1,293
Expected return on plan assets	(674)	(585)	(1,348)	(1,168)
Net loss amortization	-	5	-	10
Net periodic pension (income) cost	$(48)	$77	$(96)	$154

The Company’s funding policy is to make contributions to maintain the minimum funding requirements for its pension obligations in accordance with the Employee Retirement Income Security Act.  The Company may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover the short-term liquidity needs of the plans in order to maintain current invested positions.  During the twenty-six weeks ended August 2, 2008, the Company did not make any contribution to its Retirement Plans.

8.	Fair Value Measurements

The Company adopted the provisions of SFAS 157 on February 3, 2008.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets as of August 2, 2008 that are currently subject to SFAS 157.

	Balance as of August 2, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities held in grantor trust for deferred compensation plans (1)	$19,331	$19,331	$-	$-

Liabilities
Deferred compensation liability (1)	$19,400	$19,400	$-	$-
Deferred non-employee director equity compensation plan liability (1)	190	190	-	-
	$19,590	$19,590	$-	$-
________________

(1)
Using the market approach, the fair values of these items represent quoted market prices multiplied by the quantities held.  Net gains and losses related to the changes in fair value in the assets and liabilities under the various deferred compensation plans are recorded in selling, general and administrative expenses and are nil in the twenty-six weeks ended August 2, 2008.

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

General

Stage Stores is a Houston, Texas-based regional, specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family.  As of August 2, 2008, the Company operated 719 stores located in 36 states under the Stage, Bealls and Palais Royal names throughout the South Central, Southwestern and Northwestern states, and under the Peebles name throughout the Midwestern, Southeastern, Mid-Atlantic and New England states.  The Company's principal focus is on consumers in small and mid-sized markets which the Company believes are under-served and less competitive.  The Company believes that it is able to differentiate itself from the competition in the small and mid-size markets in which it operates by offering consumers access to basic as well as fashionable brand name merchandise not typically carried by other retailers in the same market area.  In the highly competitive metropolitan markets in which it operates, the Company competes against national department store chains, which similarly offer moderately priced, brand name and private label merchandise.  As a way of differentiating itself from the competition in these larger metropolitan markets, the Company endeavors to offer consumers a high level of customer service in convenient locations.

The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements as included in the Form 10-K.

Results of Operations

The following table sets forth the results of operations as a percentage of sales for the periods indicated:

	Thirteen Weeks Ended (1)		Twenty-Six Weeks Ended (1)
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and related buying, occupancy and distribution expenses	71.4	70.6	72.2	71.6
Gross profit	28.6	29.4	27.8	28.4

Selling, general and administrative expenses	23.8	24.5	24.4	23.7
Store opening costs	0.3	0.1	0.5	0.2
Interest expense, net	0.3	0.3	0.3	0.3
Income before income tax	4.2	4.4	2.6	4.3

Income tax expense	1.6	1.7	1.0	1.6
Net income	2.6%	2.7%	1.6%	2.6%

(1)	Percentages may not foot due to rounding

Thirteen Weeks Ended August 2, 2008 Compared to Thirteen Weeks Ended August 4, 2007

Sales for the thirteen weeks ended August 2, 2008 (the “current year second quarter”) increased by 3.8% to $372.7 million from $359.2 million for the thirteen weeks ended August 4, 2007 (the “prior year second quarter”).  Comparable store sales, which are sales in stores that are open for at least 14 full months prior to the reporting period, decreased by 1.4% in the current year second quarter as compared to a 0.5% increase in the prior year second quarter.  In the current year second quarter, new stores that were not in the comparable store base contributed sales of $20.3 million.  These sales were partially offset by a loss of $1.9 million in sales from closed stores that were in operation during the prior year second quarter, as well as a loss in sales due to the Company’s comparable store sales decline.

Overall, sales in the current year second quarter were adversely affected by the currently challenging economic and retail environment.  Comparable store sales increases were achieved during the current year second quarter in certain key merchandise categories (i.e., those categories comprising greater than 5% of sales) namely cosmetics, dresses and footwear.  The 12.6% comparable store sales increase in cosmetics was driven by the continuing installation of new Estee Lauder and Clinique counters, as well as a strong men’s and women’s fragrance business.  Key merchandise categories that had negative comparable store sales, but performed better than the Company average, included children’s and men’s. Comparable store sales in small markets (populations less than 50,000) experienced a 0.3% comparable increase, while sales in the Company’s mid-size markets (populations of 50,000 to 150,000) and large markets (populations greater than 150,000) had comparable store sales decreases of 2.3% and 4.5%, respectively.

The following is a summary of the changes between the current year second quarter and the prior year second quarter in the components of cost of sales, expressed as a percent of sales:

	Increase
	(Decrease)
	Q2
Merchandise cost of sales	(0.5	) %
Buying, occupancy and distribution expenses	1.3
Increase in merchandise cost of sales and related buying,
occupancy and distribution expenses rate	0.8%

Gross profit increased 1.0% to $106.6 million for the current year second quarter from $105.5 million in the prior year second quarter.  Gross profit, as a percent of sales, was 28.6% in the current year second quarter and 29.4% in the prior year second quarter.  The decrease in the merchandise cost of sales rate reflects the impact of reduced clearance inventory as a result of the Company’s conservative inventory management practices in the current year.  The increase in the buying, occupancy and distribution expenses rate is primarily due to an increase in store occupancy and depreciation costs due to a higher store count in the current year second quarter as compared to the prior year second quarter and deleveraging of expenses due to lower comparable store sales.  The increase is also attributable to incremental costs associated with the opening of the Company’s third distribution center this year in July, as well as impairment charges recorded in the current year second quarter associated with under-performing stores.

Selling, general and administrative (“SG&A”) expenses in the current year second quarter increased by $0.6 million, or 0.6%, to $88.5 million from $87.9 million in the prior year second quarter.  As a percent of sales, SG&A expenses decreased to 23.8% in the current year second quarter from 24.5% in the prior year second quarter. The decrease in the SG&A rate is primarily due to the leveraging of store payroll, advertising and corporate overhead expenses.

Store opening costs in the current year second quarter of $1.2 million include costs related to five stores opened and three stores relocated during the current year second quarter.  During the prior year second quarter, the Company incurred $0.5 million in store opening costs related to two new stores and the relocation of two stores.  Store opening costs are expensed as incurred and may include costs of stores opening in future quarters.

Net interest expense was $1.2 million in the current year second quarter as compared to $1.1 million in the prior year second quarter.  Interest expense is primarily comprised of interest on borrowings under the Revolving Credit Facility (see “Liquidity and Capital Resources”), related letters of credit and commitment fees, amortization of debt issue costs, interest on financing lease obligations and equipment financing notes.  The increase in interest expense is primarily due to higher weighted average borrowings partly offset by a lower weighted average interest rate during the current year second quarter as compared to the prior year second quarter.

The Company’s effective tax rate for the current year second quarter is 38.0%, resulting in income tax expense of $5.9 million.  This compares to income tax expense of $6.1 million in the prior year second quarter during which the effective tax rate was 38.2%.  The increase in the effective tax rate in the prior year second quarter was required to achieve a year-to-date tax rate of 37.8% due to legislation enacted by the Texas legislature, which now subjects the Company to a Texas income tax.

As a result of the foregoing, the Company had net income of $9.7 million for the current year second quarter as compared to net income of $9.9 million for the prior year second quarter.

Twenty-Six Weeks Ended August 2, 2008 Compared to Twenty-Six Weeks Ended August 4, 2007

Sales for the twenty-six weeks ended August 2, 2008 (the “current year”) increased by 1.2% to $726.2 million from $717.4 million for the twenty-six weeks ended August 4, 2007 (the “prior year”).  Comparable store sales decreased 3.4% in the current year as compared to a 0.3% increase in the prior year.  In the current year, new stores that were not in the comparable store base contributed sales of $36.8 million.  These sales were partially offset by a loss of $4.1 million in sales from closed stores that were in operation during the prior year, as well as a loss in sales due to the Company’s comparable store sales decline.

Overall, sales in the current year were adversely affected by the currently challenging economic and retail environment.  The Company’s cosmetics category, with a comparable store sales increase of 12.7%, was the only key merchandise category (i.e., those categories comprising greater than 5% of sales) to achieve an increase during the year.  The increase in cosmetics was driven by the continuing installation of new Estee Lauder and Clinique counters, as well as a strong men’s and women’s fragrances business. Key merchandise categories that had negative comparable store sales, but performed better than the Company average, included children’s, footwear, dresses and men’s. The Company’s small markets (populations less than 50,000), mid-sized markets (populations of 50,000 to 150,000) and large markets (populations greater than 150,000) experienced comparable store sales decreases of 2.5%, 3.9% and 5.0%, respectively.

The following is a summary of the changes between the current year and the prior year in the components of cost of sales, expressed as a percent of sales:

	Increase
	(Decrease)
	YTD
Merchandise cost of sales	(0.4	) %
Buying, occupancy and distribution expenses	1.0
Increase in merchandise cost of sales and related buying,
occupancy and distribution expenses rate	0.6%

Gross profit decreased by 0.8% to $202.2 million for the current year from $203.8 million in the prior year.  Gross profit, as a percent of sales, was 27.8% in the current year and 28.4% in the prior year.  The decrease in the merchandise cost of sales rate is primarily due to the impact of reduced clearance inventory as a result of the Company’s conservative inventory management practices in the current year.  The increase in the buying, occupancy and distribution expenses rate is primarily due to an increase in store occupancy and depreciation costs due to a higher store count in the current year as compared to the prior year and deleveraging of expenses due to lower comparable store sales.  The increase is also attributable to incremental costs associated with the opening of the Company’s third distribution center this year in July, as well as impairment charges associated with under-performing stores.

SG&A expenses in the current year increased by $6.6 million, or 3.9%, to $176.9 million from $170.2 million in the prior year.  As a percent of sales, SG&A expenses increased to 24.4% in the current year from 23.7% in the prior year.  SG&A expenses in the prior year included a non-comparable gain of $2.6 million related to the March 2004 sale of the Peebles credit card portfolio.  The remaining increase was primarily expenses related to additional stores this year as compared to last year and increased utilities costs.

Store opening costs in the current year of $3.5 million include costs related to 28 stores opened and 8 stores relocated during the current year.  During the prior year, the Company incurred $1.2 million in store opening costs related to 14 new stores and the relocation of 4 stores.  Store opening costs are expensed as incurred and may include costs of stores opening in future quarters.

Net interest expense was $2.5 million in the current year as compared to $1.8 million in the prior year.  Interest expense is primarily comprised of interest on borrowings under the Company’s Revolving Credit Facility (see “Liquidity and Capital Resources”), related letters of credit and commitment fees, amortization of debt issue costs, interest on financing lease obligations and equipment financing notes.  The increase in interest expense is primarily due to higher weighted average borrowings partly offset by a lower weighted average interest rate in the current year as compared to the prior year.

The Company’s effective tax rate for the current year is 38.0%, resulting in income tax expense of $7.3 million.  This compares to income tax expense of $11.5 million in the prior year during which the effective tax rate was 37.8%.  The increase in the effective tax rate was due to legislation enacted by the Texas legislature, which now subjects the Company to a Texas income tax beginning in the second quarter of the prior year.

As a result of the foregoing, the Company had net income of $11.9 million for the current year as compared to net income of $19.0 million for the prior year.

Seasonality and Inflation

Historically, the Company's business is seasonal and sales are traditionally lower during the first three quarters of the year (February through October) and higher during the last three months of the year (November through January).  The fourth quarter typically accounts for slightly more than 30% of the Company's annual sales, with the other quarters accounting for approximately 22% to 24% each.  Working capital requirements fluctuate during the year and generally reach their highest levels during the third and fourth quarters.  The Company does not believe that inflation had a material effect on its results of operations during the twenty-six weeks ended August 2, 2008 and August 4, 2007, respectively.  However, there can be no assurance that the Company's business will not be affected by inflation in the future.

Liquidity and Capital Resources

The Company's liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows, (iii) normal trade credit, (iv) equipment financing notes and (v) its Revolving Credit Facility.

The Company has a $250.0 million senior secured revolving credit facility (the "Revolving Credit Facility") that matures on April 20, 2012.  The Revolving Credit Facility includes an uncommitted accordion feature to increase the size of the facility to $350.0 million.  Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement.  The daily interest rates on the Company’s Revolving Credit Facility borrowings are determined by a prime rate, or Eurodollar rate plus an applicable margin, as set forth in the Revolving Credit Facility agreement.  Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility.  The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements.  For the current year, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 4.0% and $43.3 million, respectively.

The Company also issues letters of credit to support certain merchandise purchases and to collateralize retained risks and deductibles under various insurance programs.  The Company had outstanding letters of credit totaling approximately $21.4 million at August 2, 2008 under the Revolving Credit Facility.  These letters of credit have various expiration dates, but in no event do they expire beyond twelve months of issuance.  Excess borrowing availability under the Revolving Credit Facility at August 2, 2008, net of letters of credit outstanding and outstanding borrowings, was $173.1 million.

The Revolving Credit Facility contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions.  At August 2, 2008, the Company was in compliance with all of the financial covenants of the Revolving Credit Facility.

During the current year, the Company borrowed $14.5 million under equipment financing notes bearing interest of 6.0%.  The equipment financing notes are payable in monthly installments over a five year term and are secured by certain fixtures and equipment.

The Company generated $86.4 million in cash from operating activities in the current year.  Net income, adjusted for non-cash expenses provided cash of approximately $44.2 million.  Changes in operating assets and liabilities provided net cash of approximately $33.0 million, which included a decrease in other assets of $18.5 million primarily due to a decrease in prepaid merchandise, taxes receivables and receivables from merchandise vendors, and an increase in accounts payable and other liabilities of $21.4 million, offset by a $6.9 million increase in merchandise inventories due to the seasonal build of inventories.  Additionally, cash flows from operating activities included construction allowances from landlords of $9.2 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

In the current year first and second quarters, the Company paid quarterly cash dividends of $0.05 per share on the Company’s common stock, which totaled $3.8 million.  On August 29, 2008, the Company announced that its Board had declared a quarterly cash dividend of $0.05 per share of common stock, payable on September 24, 2008 to shareholders of record on September 9, 2008.

Management currently estimates that capital expenditures in 2008, net of construction allowances to be received from landlords, will be approximately $80.0 to $85.0 million.  The expenditures will principally be for the opening of 2008 new stores, store expansions, relocations and remodels and the construction of its third distribution center, which commenced operations in the current year second quarter.  Capital expenditures were $52.3 million in the current year as compared to $33.4 million in the prior year.  For the current year, the Company opened 28 new stores and relocated 8 stores as compared to 14 stores opened and 4 relocated stores in the prior year.  As noted above, the Company received construction allowances from landlords of $9.2 million in the current year to fund a portion of the capital expenditures related to store leasehold improvements in new and relocated stores, while $5.1 million was received from landlords in the prior year.  These funds have been recorded as a deferred rent credit in the balance sheet and will be recorded as an offset to rent expense over the lease term commencing with the date the allowances were earned.

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

Borrowings under the Revolving Credit Facility bear a floating rate of interest.  As of August 2, 2008, outstanding borrowings under the Revolving Credit Facility were $24.4 million.  An increase in interest rates in the future may have a negative impact on the Company’s results of operations and cash flows.  The Company had average daily borrowings of $43.3 million, bearing a weighted average interest rate of 4.0%, during the twenty-six weeks ended August 2, 2008.  A hypothetical 10% change in interest rates would have an approximate $0.2 million effect on the Company's annual results of operations and cash flows.

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

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures.  Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of August 2, 2008.

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

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  There were no changes in the Company’s internal control over financial reporting during the quarter ended August 2, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the current year second quarter ended August 2, 2008, the Company did not have any material legal proceedings brought against it, its subsidiary or their properties.

ITEM 1A.	RISK FACTORS

There have not been any material changes from the risk factors as previously disclosed in the Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2008 Annual Meeting of Shareholders was held on June 5, 2008.  The following matters were submitted to a vote of the Company’s shareholders:

1.  Election of Directors.  With respect to the election of nine Directors to hold office until the 2009 Annual Meeting and until their successors have been elected and have qualified, the results of the election for each such Director are as follows:

Directors	Votes For	Votes Withheld

Alan J. Barocas	33,876,034	192,275
Michael L. Glazer	33,474,107	594,202
Andrew T. Hall	33,944,036	124,273
John T. Mentzer	33,469,962	598,347
Margaret T. Monaco	33,873,191	195,118
William J. Montgoris	33,873,879	194,430
Sharon B. Mosse	33,465,769	602,540
James R. Scarborough	33,519,119	549,190
David Y. Schwartz	33,876,034	192,275

2.  Ratification of the Selection of Deloitte & Touche LLP as Independent Registered Public Accounting Firm for 2008.  With respect to the ratification of the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2008, the results are as follows:

In Favor Of	Against	Abstain

33,714,361	352,753	1,195

3.  Approval of the Material Terms of Executive Officer Performance Goals.  With respect to the approval of material terms of executive officer performance goals, the results are as follows:

In Favor Of	Against	Abstain

33,778,456	247,111	42,742

4.  Approval of the 2008 Equity Incentive Plan.  With respect to the approval of the Company’s 2008 Equity Incentive Plan, the results are as follows:

In Favor Of	Against	Abstain

30,165,630	2,136,283	3,736

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following documents are the exhibits to this Form 10-Q.  For convenient reference, each exhibit is listed according to the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description

3*	Amended and Restated Bylaws of Stage Stores, Inc. dated June 5, 2008.

10.1	Stage Stores, Inc. 2008 Equity Incentive Plan is incorporated by reference to Appendix A of Stage Stores’ Proxy Statement on Form 14A (Commission File No, 1-14035) filed April 21, 2008.

10.2
Stage Stores, Inc. Nonqualified Deferred Compensation Plan as Amended and Restated is incorporated by reference to Exhibit 4.4 of Stage Stores’ Registration Statement on Form S-8 (Commission File No. 333-151566) filed June 10, 2008.

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

STAGE STORES, INC.

September 9, 2008	/s/ James R. Scarborough
(Date)	James R. Scarborough
Chief Executive Officer
(Principal Executive Officer)

September 9, 2008	/s/ Edward J. Record
(Date)	Edward J. Record
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)