Form 10-Q
period 2008-11-01
STAGE STORES INC
filed 2008-12-09
CIK 6885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2008

or

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

As of November 29, 2008, there were 37,996,912 shares of the registrant's common stock outstanding.

 References to a particular year are to Stage Stores’ fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year.  For example, references to “2007” mean the fiscal year ended February 2, 2008 and references to "2008" mean the fiscal year ending January 31, 2009.  2007 and 2008 are 52-week years.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Stage Stores, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par values)
(Unaudited)

	November 1, 2008	February 2, 2008

ASSETS
Cash and cash equivalents	$16,211	$17,028
Merchandise inventories, net	427,816	342,622
Prepaid expenses and other current assets	39,312	43,589
Total current assets	483,339	403,239

Property, equipment and leasehold improvements, net	360,046	329,709
Goodwill	-	95,374
Intangible asset	14,910	14,910
Other non-current assets, net	20,641	28,258
Total assets	$878,936	$871,490

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$169,253	$94,505
Current portion of debt obligations	9,984	6,158
Accrued expenses and other current liabilities	66,841	66,538
Total current liabilities	246,078	167,201

Debt obligations	107,889	94,436
Other long-term liabilities	95,344	89,007
Total liabilities	449,311	350,644

Commitments and contingencies

Common stock, par value $0.01, 100,000 shares authorized, 55,826 and 55,113 shares issued, respectively	558	551
Additional paid-in capital	492,317	479,960
Less treasury stock - at cost, 17,586 and 16,907 shares, respectively	(284,640)	(277,691)
Accumulated other comprehensive loss	(1,766)	(1,766)
Retained earnings	223,156	319,792
Stockholders' equity	429,625	520,846
Total liabilities and stockholders' equity	$878,936	$871,490

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except earnings per share)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007

Net sales	$333,756	$355,147	$1,059,999	$1,072,596
Cost of sales and related buying, occupancy and distribution expenses	259,036	260,898	783,123	774,535
Gross profit	74,720	94,249	276,876	298,061

Selling, general and administrative expenses	84,417	86,651	261,277	256,889
Store opening costs	2,340	2,459	5,879	3,700
Goodwill impairment	95,374	-	95,374	-
Interest expense, net of income of $0 and $0for the thirteen weeks and $11 and $0 for the thirty-nine weeks, respectively	1,365	1,210	3,887	3,048
(Loss) income before income tax	(108,776)	3,929	(89,541)	34,424

Income tax (benefit) expense	(5,980)	1,483	1,329	12,995
Net (loss) income	$(102,796)	$2,446	$(90,870)	$21,429

Basic earnings per share data:

Basic (loss) earnings per share	$(2.66)	$0.06	$(2.37)	$0.50

Basic weighted average shares outstanding	38,603	41,400	38,396	42,438

Diluted earnings per share data:

Diluted (loss) earnings per share	$(2.66)	$0.06	$(2.37)	$0.49

Diluted weighted average shares outstanding	38,603	42,258	38,396	43,473

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	November 1, 2008	November 3, 2007
Cash flows from operating activities:
Net (loss) income	$(90,870)	$21,429
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	43,615	35,901
Deferred income taxes	330	(963)
Stock-based compensation tax benefits	1,564	3,853
Stock-based compensation expense	5,717	5,453
Amortization of debt issue costs	191	188
Goodwill impairment	95,374	-
Excess tax benefits from stock-based compensation	(2,270)	(3,794)
Deferred compensation obligation	396	-
Construction allowances from landlords	18,921	19,678
Other changes in operating assets and liabilities:
Increase in merchandise inventories	(85,194)	(108,305)
Decrease (increase) in other assets	12,899	(371)
Increase in accounts payable and other liabilities	66,897	61,502
Total adjustments	158,440	13,142
Net cash provided by operating activities	67,570	34,571

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(79,710)	(64,093)
Proceeds from sale of property and equipment	3	31
Net cash used in investing activities	(79,707)	(64,062)

Cash flows from financing activities:
Proceeds from (payments on):
Borrowings under revolving credit facility, net	2,124	89,510
Repurchases of common stock	(6,949)	(62,540)
Finance lease obligations	1,625	1,850
Equipment financing	18,961	-
Debt obligations	(5,431)	(103)
Debt issuance costs paid	(190)	(258)
Exercise of stock options and stock appreciation rights	4,687	5,643
Excess tax benefits from stock-based compensation	2,270	3,794
Cash dividends	(5,777)	(6,382)
Net cash provided by financing activities	11,320	31,514
Net (decrease) increase in cash and cash equivalents	(817)	2,023

Cash and cash equivalents:
Beginning of period	17,028	15,866
End of period	$16,211	$17,889

Supplemental disclosures:
Interest paid	$3,679	$2,911
Income taxes paid	$2,841	$7,700
Unpaid liabilities for capital expenditures	$5,954	$816

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statement of Stockholders' Equity
For the Thirty-Nine Weeks Ended November 1, 2008
(in thousands)
(Unaudited)

						Accumulated
	Common		Additional	Treasury		Other
	Stock		Paid-in	Stock		Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total

Balance, February 2, 2008	55,113	$551	$479,960	(16,907)	$(277,691)	$(1,766)	$319,792	$520,846

Cumulative effect of SFAS No. 158 measurement date provision, net of tax of $0.01 million	-	-	-	-	-	-	11	11
Net loss	-	-	-	-	-	-	(90,870)	(90,870)
Comprehensive loss								(90,870)

Dividends on common stock	-	-	-	-	-	-	(5,777)	(5,777)
Deferred compensation	-	-	396	-	(396)	-	-	-
Repurchases of common stock	-	-	-	(679)	(6,401)	-	-	(6,401)
Stock options exercised	664	7	4,680	-	-	-	-	4,687
Issuance of stock awards, net	49	-	-	-	(152)	-	-	(152)
Stock-based compensation expense	-	-	5,717	-	-	-	-	5,717
Stock-based compensation tax benefits	-	-	1,564	-	-	-	-	1,564

Balance, November 1, 2008	55,826	$558	$492,317	(17,586)	$(284,640)	$(1,766)	$223,156	$429,625

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The accompanying Condensed Consolidated Financial Statements (Unaudited) of Stage Stores, Inc. and subsidiary (“Stage Stores” or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for complete financial statements.  Those adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made.  The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year.  The Condensed Consolidated Financial Statements (Unaudited) should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto filed with Stage Stores’ Annual Report on Form 10-K for the year ended February 2, 2008.  References to a particular year are to Stage Stores’ fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year.  For example, references to “2007” mean the fiscal year ended February 2, 2008 and references to "2008" mean the fiscal year ending January 31, 2009.  References to “current year” pertain to the thirty-nine weeks ended November 1, 2008, and references to “prior year” pertain to the thirty-nine weeks ended November 3, 2007.

Stage Stores is a Houston, Texas-based regional, specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics, and footwear for the entire family.  As of November 1, 2008, the Company operated 731 stores located in 38 states under the Stage, Bealls and Palais Royal names throughout the South Central, Southwestern and Northwestern states, and under the Peebles name throughout the Midwestern, Southeastern, Mid-Atlantic and New England states.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”).  SFAS 158 requires an employer to recognize an asset for a plan’s over funded status or a liability for a plan’s under funded status, measure a plan’s assets and its obligations that determine its funded status as of the date of the employer’s fiscal year-end, and recognize changes in the funded status in the year in which the changes occur.  The Company adopted the recognition provision of this statement during fiscal 2006.  Effective for fiscal years ending after December 15, 2008, SFAS 158 requires a company to measure the funded status of a plan as of the date of its year-end statement of financial position. For 2008, the Company will be required to measure the funded status of its plan as of January 31, 2009.  The Company adopted the measurement date provision of SFAS 158 effective as of February 3, 2008.  The cumulative effect resulting from the change in the measurement date, net of tax, was recorded as an adjustment to retained earnings in the Condensed Consolidated Statement of Stockholders’ Equity (Unaudited) as of the beginning of 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, which removes certain leasing transactions from the scope of SFAS 157, and FSP No. FAS 157-2, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company adopted the required provisions of SFAS 157 as of February 3, 2008.  SFAS 157 did not have a material impact on the Company’s consolidated financial statements. The adoption of the remaining provisions of SFAS 157 related to nonfinancial assets and nonfinancial liabilities is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2008, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue No. 08-3, Accounting by Lessees for Maintenance Deposits (“EITF 08-3”).  EITF 08-3 specifies the accounting treatment for lessees related to maintenance deposits paid by a lessee under an arrangement accounted for as a lease that are refunded only if the lessee performs specified maintenance activities.  EITF 08-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company does not expect that EITF 08-3 will have a material impact in its consolidated financial statements.

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

The following table summarizes stock-based compensation expense by type of grant for the thirteen and thirty-nine weeks ended November 1, 2008 and November 3, 2007 (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007

Stock options and stock appreciation rights ("SARs")	$1,636	$1,104	$3,105	$3,181
Non-vested stock	358	440	1,002	1,099
Performance shares	443	422	1,610	1,173

Total compensation expense	2,437	1,966	5,717	5,453
Related tax benefit	(926)	(743)	(2,172)	(2,059)
Net compensation expense	$1,511	$1,223	$3,545	$3,394

As of November 1, 2008, the Company had unrecognized compensation cost of $12.7 million related to stock-based compensation awards granted.  That cost is expected to be recognized over a weighted average period of 2.1 years.

The following table provides the significant weighted average assumptions used in determining the estimated fair value at the date of grant under the Black-Scholes option-pricing model of each type of award granted in the thirty-nine weeks ended November 1, 2008 and November 3, 2007:

	Thirty-Nine Weeks Ended
	November 1, 2008	November 3, 2007

Expected volatility	37.6% - 42.8%	30.7% - 30.8%
Weighted average volatility	40.1%	30.8%
Risk-free rate	2.2% - 3.1%	4.5% - 5.0%
Expected life of options and SARs (in years)	4.4	4.5
Expected dividend yield	1.3% - 1.8%	0.9% - 1.0%

The expected volatility was based on historical volatility for a period equal to the award’s expected life.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected life (estimated period of time outstanding) of stock options and SARs granted was estimated using the historical exercise behavior of employees.  The expected dividend yield is based on the current dividend payout activity and the market price of the Company’s stock.

Stock Incentive Plans

As approved by the Company’s shareholders, the Company established the Amended and Restated 2001 Equity Incentive Plan (the “2001 Equity Incentive Plan”) to reward, retain and attract key personnel.  The 2001 Equity Incentive Plan provides for grants of nonqualified or incentive stock options, SARs, performance shares or units, stock units and stock grants.  To fund the 2001 Equity Incentive Plan, 12,375,000 shares of the Company’s common stock were reserved for issuance upon exercise of awards.  On June 5, 2008, the Company’s shareholders approved the 2008 Equity Incentive Plan (collectively with the 2001 Equity Incentive Plan, the “Equity Incentive Plans”), which increased the number of shares available for stock awards by 1,000,000 shares.

Stock Options and SARs

The right to exercise stock options and SARs, to be settled by issuance of common stock, generally vests over four years from the date of grant, with 25% vesting at the end of each of the first four years following the date of grant.  Options issued prior to January 29, 2005 will generally expire if not exercised within ten years from the date of the grant, while stock options and SARs granted after that date generally expire if not exercised within seven years from the date of grant.  As of the date of grant, the weighted average fair value for options and SARs granted during the thirty-nine weeks ended November 1, 2008 and November 3, 2007 was $4.89 and $6.90, respectively.

A summary of stock options and SARs outstanding under the Equity Incentive Plans as of November 1, 2008, and changes during the thirty-nine weeks ended November 1, 2008, is detailed below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of February 2, 2008	4,347,135	$14.16
Granted	864,000	15.23
Exercised	(663,523)	7.06
Forfeited	(246,338)	19.38
Outstanding as of November 1, 2008	4,301,274	$15.17	4.5	$662

Vested or expected to vest as of November 1, 2008	3,961,948	$14.93	4.4	$662

Exercisable as of November 1, 2008	2,604,644	$13.30	3.7	$662

The following table summarizes information about non-vested stock option awards and SARs as of November 1, 2008 and changes during the thirty-nine weeks ended November 1, 2008:

Stock Options/SARs	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested as of February 2, 2008	1,755,408	$6.46
Granted	864,000	4.89
Vested	(753,879)	6.08
Forfeited	(168,899)	6.36
Non-vested as of November 1, 2008	1,696,630	$5.84

The aggregate intrinsic value of stock options and SARs, defined as the amount by which the market price of the underlying stock on the date of exercise exceeds the exercise price of the option, exercised during the thirty-nine weeks ended November 1, 2008 and November 3, 2007 was $5.8 million and $10.3 million, respectively.

Non-vested Stock

The Company has granted shares of non-vested stock to members of management and independent directors.  The non-vested stock converts one for one to common stock at the end of the vesting period at no cost to the recipient to whom it is awarded.  The non-vested stock generally vests at the end of a three-year period from the date of grant.

The following table summarizes the activity for the non-vested stock granted by the Company for the thirty-nine weeks ended November 1, 2008:

Non-vested Stock	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of February 2, 2008	153,113	$21.05
Granted	93,074	13.12
Vested	(49,983)	20.63
Outstanding as of November 1, 2008	196,204	$17.40

During the current year, 49,983 shares with an aggregate intrinsic value of $0.8 million vested.  The payment of the employees’ tax liability for a portion of the non-vested shares that vested was satisfied by withholding shares with a fair value equal to the tax liability, thus the actual number of shares issued was 43,134.

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

The following table summarizes information about the performance shares that remain outstanding as of November 1, 2008:

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

3.	Goodwill Impairment

Goodwill represents the excess of consideration over the fair value of tangible and intangible net assets acquired in connection with the acquisitions of Peebles Inc. (“Peebles”) and B.C. Moore & Sons, Incorporated (“B.C. Moore”, and collectively with Peebles, the “Peebles reporting unit”).   The Company tests goodwill for impairment annually in the fourth quarter or more frequently when indicators of impairment exist. As a result of the decline in the market capitalization for the Company, and given the recent reduction in market multiples and the current challenging economic environment and its impact on the Peebles reporting unit’s sales and earnings performance, the Company determined that an interim impairment test was necessary during the current year third quarter.

SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), prescribes a two-step method for determining goodwill impairment.  The valuation of the Peebles reporting unit for the impairment test was performed utilizing the services of outside valuation consultants using market valuation multiples, comparable transaction multiples and the expected cash flows of the Peebles reporting unit.  Upon completion of the impairment test in accordance with the provisions of SFAS 142, the Company concluded that a write-off of the carrying value of the goodwill recorded was warranted.   As a result, the Company recorded a goodwill impairment charge of $95.4 million in the current year third quarter, which is not deductible for income tax purposes.

4.	Debt Obligations

Debt obligations consist of the following (in thousands):

	November 1, 2008	February 2, 2008
Revolving Credit Facility	$65,628	$63,504
Equipment financing notes	46,133	32,419
Finance lease obligations	6,112	4,671
Total debt obligations	117,873	100,594
Less: Current portion of debt obligations	9,984	6,158
Long-term debt obligations	$107,889	$94,436

The Company has a $250.0 million senior secured revolving credit facility (the "Revolving Credit Facility") that matures on April 20, 2012.  The Revolving Credit Facility includes an uncommitted accordion feature to increase the size of the facility to $350.0 million.  Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement.  The daily interest rates under the Revolving Credit Facility are determined by a prime rate, or Eurodollar rate plus an applicable margin, as set forth in the Revolving Credit Facility agreement.  Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility.  The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements.  For the current year, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 4.0% and $36.0 million, respectively.

The Company also issues letters of credit to support certain merchandise purchases and to collateralize retained risks and deductibles under various insurance programs.  The Company had outstanding letters of credit totaling approximately $24.4 million at November 1, 2008 under its Revolving Credit Facility.  These letters of credit expire within twelve months of issuance.  Excess borrowing availability under the Revolving Credit Facility at November 1, 2008, net of letters of credit outstanding and outstanding borrowings, was $160.0 million.

The Revolving Credit Facility contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances, and (iii) related party transactions.  At November 1, 2008, the Company was in compliance with all of the financial covenants of the Revolving Credit Facility.

During the current year, the Company borrowed $19.0 million under equipment financing notes bearing interest rates ranging from 5.7% to 6.0%.  The equipment financing notes are payable in monthly installments over a five-year term and are secured by certain fixtures and equipment.

While infrequent in occurrence, occasionally the Company is responsible for the construction of leased stores and for paying project costs.  EITF Issue 97-10, The Effect of Lessee Involvement in Asset Construction (“EITF 97-10”), requires the Company to be considered the owner (for accounting purposes) of this type of project during the construction period.  Such leases are accounted for as finance lease obligations with the amounts received from the landlord being recorded in debt obligations.  Interest expense is recognized at a rate that will amortize the finance lease obligation over the initial term of the lease.  Where EITF 97-10 was applicable, as of November 1, 2008, the Company has recorded approximately $6.1 million of finance lease obligations related to four store leases with interest rates ranging from of 6.1% to 16.9% on the Condensed Consolidated Balance Sheet (Unaudited).

5.	Income Taxes

The provision for income taxes is computed based on the pretax income included in the Condensed Consolidated Statements of Operations (Unaudited).  The asset and liability approach is used to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and the tax basis of assets and liabilities.  The classification of the tax provision between current and deferred taxes on the interim period financials is based on the expected relationship of these classifications on the tax provision for the full fiscal year.

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

Basic earnings per share is computed using the weighted average number of common shares outstanding during the measurement period.  Diluted earnings per share is computed using the weighted average number of common shares and all potentially dilutive common share equivalents outstanding during the measurement period.  For the thirteen and thirty-nine weeks ended November 1, 2008, 441,000 shares and 579,000 shares, respectively, attributable to stock options, SARs and non-vested stock grants would have been considered dilutive securities but were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive due to the net loss for the respective periods.

The following table summarizes the components used to determine diluted weighted average shares for each period (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Basic weighted average shares outstanding	38,603	41,400	38,396	42,438
Effect of dilutive securities:
Stock options, SARs and non-vested stock grants	-	858	-	1,035
Diluted weighted average shares outstanding	38,603	42,258	38,396	43,473

The following table illustrates the number of stock options and SARs (in thousands) that were outstanding, but not included, in the computation of diluted earnings per share because the exercise price of the stock options and SARs was greater than the average market price of the common shares for each period:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007

Number of anti-dilutive stock options and SARs outstanding	3,071	1,833	2,988	648

7.	Stockholders’ Equity

In the current year, the Company paid quarterly cash dividends of $0.05 per share on the Company’s common stock, which totaled $5.8 million.  On November 28, 2008, the Company announced that its Board had declared a quarterly cash dividend of $0.05 per share of common stock, payable on December 24, 2008 to shareholders of record at the close of business on December 9, 2008.

During the current year first quarter, the Company amended one of the deferred compensation plans covering executives and certain officers to provide for an investment option that would allow participants to elect to purchase shares of Stage Stores common stock (the “Company Stock Investment Option”), along with the pre-existing investment options.  In connection with this amendment, the Company established a grantor trust to facilitate the collection of funds and purchase of Company shares on the open market at prevailing market prices.  All shares purchased through the grantor trust are held in the trust until the participants are eligible to receive the benefits under the terms of the plan, at which time the deferred compensation obligation related to the Company Stock Investment Option may only be settled by the delivery of the fixed number of shares held by the grantor trust on the participant’s behalf.  During the thirty-nine weeks ended November 1, 2008, participants elected to invest approximately $0.4 million of the total deferred compensation withheld in the Company Stock Investment Option.  The purchase of shares made by the grantor trust on behalf of the participants is included in treasury stock and the corresponding deferred compensation obligation is included in additional paid-in capital.

During the thirty-nine weeks ended November 1, 2008, the Company paid $0.2 million on behalf of the recipients who relinquished shares to satisfy the tax liability associated with performance shares and stock awards.

8.	Retirement Plans

The Company sponsors two defined benefit plans (the “Retirement Plans”), one of which was frozen effective June 30, 1998 (the “Stage Plan”).  The other plan (the “Peebles Plan”), which had a projected benefit obligation of $1.8 million as of February 3, 2008, was terminated on October 15, 2007.  On November 7, 2008, the Company settled the Peebles Plan and will record a $0.3 million loss in the current year fourth quarter in connection with the settlement.  Participants under the Peebles Plan received an immediate lump sum distribution or an annuity at the time of settlement.  The components of pension cost for the Retirement Plans are as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Service cost	$-	$-	$-	$19
Interest cost	626	715	1,878	2,008
Expected return on plan assets	(674)	(778)	(2,022)	(1,946)
Net loss amortization	-	8	-	18
Curtailment gain	-	(54)	-	(54)
Net periodic pension (income) cost	$(48)	$(109)	$(144)	$45

The Company’s funding policy is to make contributions to maintain the minimum funding requirements for its pension obligations in accordance with the Employee Retirement Income Security Act.  The Company may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover the short-term liquidity needs of the plans in order to maintain current invested positions.  During the current fiscal year, the Company contributed $0.6 million to the Peebles Plan in connection with the settlement.

9.	Fair Value Measurements

The Company adopted the provisions of SFAS 157 on February 3, 2008.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets as of November 1, 2008 that are currently subject to SFAS 157:

	Balance as of November 1, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities held in grantor trust for deferred compensation plans (1) (2)	$15,081	$15,081	$-	$-

Liabilities
Deferred non-employee director equity compensation plan liability (2)	$71	$71	$-	$-
________________

(1)	The Company has a liability recorded related to these assets for the amount due to participants corresponding in value to the securities held in the grantor trust.
(2)
Using the market approach, the fair values of these items represent quoted market prices multiplied by the quantities held.  Net gains and losses related to the changes in fair value in the assets and liabilities under the various deferred compensation plans are recorded in selling, general and administrative expenses and were a net gain of $0.1 million for the thirty-nine weeks ended November 1, 2008.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain statements in this Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements.  These factors include, but are not limited to, the ability of the Company and its subsidiary to maintain normal trade terms with vendors, the ability of the Company and its subsidiary to comply with the various covenant requirements contained in the Company's Revolving Credit Facility, the demand for apparel and other factors.  The demand for apparel and sales volume can be affected by significant changes in economic conditions, including an economic downturn, employment levels in the Company’s markets, consumer confidence, energy and gasoline prices, uncertainty in the valuation of asset classes, including housing and equities, and other factors influencing discretionary consumer spending.  Other factors affecting the demand for apparel and sales volume include unusual weather patterns, an increase in the level of competition in the Company's market areas, competitors' marketing strategies, changes in fashion trends, changes in the average cost of merchandise purchased for resale, availability of product on normal payment terms and the failure to achieve the expected results of the Company's merchandising and marketing plans as well as its store opening plans.  The occurrence of any of the above could have a material and adverse impact on the Company's operating results.  Most of these factors are difficult to predict accurately and are generally beyond the Company's control.  Readers should consider the risks and uncertainties described in the Company’s Annual Report on Form 10-K for the year ended February 2, 2008 (“Form 10-K”).  Readers should carefully review the Form 10-K in its entirety, including but not limited to the Company's financial statements and the notes thereto and the risks and uncertainties described in Item 1A - "Risk Factors" of the Form 10-K.  Forward-looking statements contained in this Form 10-Q speak only as of the date of this Form 10-Q.  The Company does not undertake to update its forward-looking statements.

General

Stage Stores is a Houston, Texas-based regional, specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family.  As of November 1, 2008, the Company operated 731 stores located in 38 states under the Stage, Bealls and Palais Royal names throughout the South Central, Southwestern and Northwestern states, and under the Peebles name throughout the Midwestern, Southeastern, Mid-Atlantic and New England states.  The Company's principal focus is on consumers in small and mid-sized markets which the Company believes are under-served and less competitive.  The Company believes that it is able to differentiate itself from the competition in the small and mid-size markets in which it operates by offering consumers access to basic as well as fashionable brand name merchandise not typically carried by other retailers in the same market area.  In the highly competitive metropolitan markets in which it operates, the Company competes against national department store chains, which similarly offer moderately priced, brand name and private label merchandise.  As a way of differentiating itself from the competition in these larger metropolitan markets, the Company endeavors to offer consumers a high level of customer service in convenient locations.

The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements as included in the Form 10-K.

Results of Operations

The following table sets forth the results of operations as a percentage of sales for the periods indicated:

	Thirteen Weeks Ended (1)		Thirty-Nine Weeks Ended (1)
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and related buying, occupancy and distribution expenses	77.6	73.5	73.9	72.2
Gross profit	22.4	26.5	26.1	27.8

Selling, general and administrative expenses	25.3	24.4	24.6	24.0
Store opening costs	0.7	0.7	0.6	0.3
Goodwill impairment	28.6	-	9.0	-
Interest expense, net	0.4	0.3	0.4	0.3
(Loss) income before income tax	(32.6)	1.1	(8.4)	3.2

Income tax (benefit) expense	(1.8)	0.4	0.1	1.2
Net (loss) income	(30.8)%	0.7%	(8.6)%	2.0%

(1)  Percentages may not foot due to rounding.

The following supplemental information presents the results of operations for the thirteen and thirty-nine weeks ended November 1, 2008, exclusive of the impact of the goodwill impairment charge.  Management believes this supplemental financial information enhances an investor’s understanding of the Company’s financial performance.  The non-GAAP financial information should not be considered in isolation or viewed as a substitute for net (loss) income, cash flow from operations or other measures of performance as defined by U.S. GAAP.  Moreover, the inclusion of non-GAAP financial information as used herein is not necessarily comparable to other similarly titled measures of other companies due to the potential inconsistencies in the method of presentation and items considered.  The following table sets forth the supplemental financial information and the reconciliation of U.S. GAAP disclosures to non-GAAP financial metrics:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007

Net (loss) income:
On a U.S. GAAP basis	$(102,796)	$2,446	$(90,870)	$21,429
Goodwill impairment	95,374	-	95,374	-
On a non-GAAP basis	$(7,422)	$2,446	$4,504	$21,429

Diluted (loss) earnings per share:
On a U.S. GAAP basis	$(2.66)	$0.06	$(2.37)	$0.49
Goodwill impairment	2.47	-	2.48	-
On a non-GAAP basis	$(0.19)	$0.06	$0.12	$0.49

Thirteen Weeks Ended November 1, 2008 Compared to Thirteen Weeks Ended November 3, 2007

Sales for the thirteen weeks ended November 1, 2008 (the “current year third quarter”) decreased by 6.0% to $333.8 million from $355.1 million for the thirteen weeks ended November 3, 2007 (the “prior year third quarter”).  Overall, sales in the current year third quarter were adversely affected by the currently difficult macroeconomic and retail environment, as well as an estimated $10.0 million loss in sales due to Hurricanes Gustav and Ike that forced store closures in many of the Company’s markets.  Comparable store sales, which are sales in stores that are open for at least 14 full months prior to the reporting period, decreased by 10.3% in the current year third quarter as compared to a 1.0% decrease in the prior year third quarter.  In the current year third quarter, new stores that were not in the comparable store base contributed sales of $18.5 million.  These sales were offset by a loss of $4.5 million in sales from closed stores that were in operation during the prior year third quarter, as well as a loss in sales due to the Company’s comparable store sales decline.

On a merchandise category basis, the Company’s cosmetics category achieved a comparable store sales increase of 7.8% during the current year third quarter driven by the continued installation of Estee Lauder and Clinique counters, as well as a strong men’s and women’s fragrance business.  While all other merchandise categories experienced negative comparable stores sales, key merchandise categories (i.e., those categories comprising greater than 5% of sales) that performed better than the Company average included the children’s and footwear categories.  On a market size basis, comparable store sales in the Company’s small markets (populations less than 50,000), mid-size markets (populations of 50,000 to 150,000) and large markets (populations greater than 150,000) experienced comparable store sales decreases of 8.2%, 11.0% and 14.2%, respectively, and excluding the estimated impact of the two hurricanes, experienced decreases of 7.0%, 8.2% and 9.8%, respectively.

The following is a summary of the changes between the current year third quarter and the prior year third quarter in the components of cost of sales, expressed as a percent of sales:

Increase
Q3
Merchandise cost of sales	2.2%
Buying, occupancy and distribution expenses	1.9
Increase in merchandise cost of sales and related buying, occupancy and distribution expenses rate	4.1%

Gross profit decreased 20.7% to $74.7 million for the current year third quarter from $94.2 million in the prior year third quarter. Gross profit, as a percent of sales, was 22.4% in the current year third quarter and 26.5% in the prior year third quarter.  Merchandise margins were negatively impacted by the acceleration of clearance inventory liquidation and promotional activities designed to drive sales.  The increase in the buying, occupancy and distribution expenses rate is primarily due to an overall increase in store occupancy and depreciation costs due to a higher store count in the current year third quarter as compared to the prior year third quarter, and deleveraging of expenses due to lower sales.

Selling, general and administrative (“SG&A”) expenses in the current year third quarter decreased by $2.2 million, or 2.6%, to $84.4 million from $86.7 million in the prior year third quarter.  As a percent of sales, SG&A expenses increased to 25.3% in the current year third quarter from 24.4% in the prior year third quarter. The decrease in dollars in the current year third quarter as compared to the prior year third quarter is primarily due to strict cost control efforts, lower self-insured claims expense and a reduction in incentive compensation expense.  However, the SG&A rate increased primarily due to deleveraging of expenses due to lower sales.

Store opening costs in the current year third quarter of $2.3 million include costs related to 17 stores opened and three stores relocated during the current year third quarter.  During the prior year third quarter, the Company incurred $2.5 million in store opening costs related to 21 new stores and the relocation of four stores.  Store opening costs are expensed as incurred and may include costs of stores opening in future quarters.

The Company tests goodwill for impairment annually in the fourth quarter or more frequently when indicators of impairment exist.  As a result of the decline in the market capitalization for the Company given the recent reduction in market multiples, and the current challenging economic environment and its impact on the Peebles reporting unit’s sales and earnings performance, the Company determined that an interim impairment test was necessary during the current year third quarter.  Upon completion of the impairment test in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company concluded that a write-off of the carrying value of the goodwill recorded was warranted.  As a result, the Company recorded a goodwill impairment charge of $95.4 million in the current year third quarter.

Net interest expense was $1.4 million in the current year third quarter as compared to $1.2 million in the prior year third quarter.  Interest expense is primarily comprised of interest on borrowings under the Revolving Credit Facility (see “Liquidity and Capital Resources”), related letters of credit and commitment fees, amortization of debt issue costs, interest on financing lease obligations and equipment financing notes.  The increase in interest expense is due to higher borrowings related to the Company’s equipment financing notes, partly offset by the lower weighted average borrowings and a lower weighted average interest rate on the Revolving Credit Facility during the current year third quarter as compared to the prior year third quarter.

The Company’s effective tax rate for the current year third quarter was (5.5%), which resulted in an estimated tax benefit of $6.0 million.  This compares to income tax expense of $1.5 million in the prior year third quarter during which the effective tax rate was 37.7%.  The effective tax rate in the current year third quarter reflects the impact of the goodwill impairment charge of $95.4 million, which is a non-deductible expense for income tax purposes, and $0.9 million of benefit related to work opportunity tax credits.

As a result of the foregoing, the Company had a net loss of $102.8 million for the current year third quarter as compared to net income of $2.4 million for the prior year third quarter.  The current year third quarter net loss included the non-cash goodwill impairment charge of $95.4 million, which is non-deductible for income tax purposes.  Excluding the goodwill impairment charge, the Company’s net loss for the current year third quarter would have been $7.4 million, or a net loss of $0.19 per diluted share.

Thirty-Nine Weeks Ended November 1, 2008 Compared to Thirty-Nine Weeks Ended November 3, 2007

Sales for the thirty-nine weeks ended November 1, 2008 (the “current year”) decreased by 1.2% to $1,060.0 million from $1,072.6 million for the thirty-nine weeks ended November 3, 2007 (the “prior year”).  Overall, sales in the current year were adversely affected by the currently difficult macroeconomic and retail environment.  Comparable store sales decreased 5.6% in the current year as compared to a 0.1% decrease in the prior year.  In the current year, new stores that were not in the comparable store base contributed sales of $55.4 million.  These sales were partially offset by a loss of $8.6 million in sales from closed stores that were in operation during the prior year, as well as a loss in sales due to the Company’s comparable store sales decline.

On a merchandise category basis, the Company’s cosmetics category achieved a comparable store sales increase of 11.1% during the current year driven by the continued installation of Estee Lauder and Clinique counters, as well as a strong men’s and women’s fragrances business. While all other merchandise categories experienced negative comparable store sales, key merchandise categories (i.e. those categories comprising greater than 5% of sales) that had negative comparable store sales, but performed better than the Company average, included dresses, children’s and footwear.  On a market size basis, the Company’s small markets (populations less than 50,000), mid-sized markets (populations of 50,000 to 150,000) and large markets (populations greater than 150,000) experienced comparable store sales decreases of 4.4%, 6.2% and 8.0%, respectively.

The following is a summary of the changes between the current year and the prior year in the components of cost of sales, expressed as a percent of sales:

Increase
YTD
Merchandise cost of sales	0.4%
Buying, occupancy and distribution expenses	1.3
Increase in merchandise cost of sales and related buying,occupancy and distribution expenses rate	1.7%

Gross profit decreased by 7.1% to $276.9 million for the current year from $298.1 million in the prior year.  Gross profit, as a percent of sales, was 26.1% in the current year and 27.8% in the prior year.  The increase in the merchandise cost of sales rate is primarily due to increased promotional activities designed to drive sales in the current difficult retail environment.  The increase in the buying, occupancy and distribution expenses rate is primarily due to an overall increase in store occupancy and depreciation costs due to a higher store count in the current year as compared to the prior year and deleveraging of expenses due to lower sales.

SG&A expenses in the current year increased by $4.4 million, or 1.7%, to $261.3 million from $256.9 million in the prior year.  As a percent of sales, SG&A expenses increased to 24.6% in the current year from 23.9% in the prior year.  SG&A expenses in the prior year included a non-comparable gain of $2.6 million related to the March 2004 sale of the Peebles credit card portfolio.  The remaining increase was primarily expenses related to additional stores this year as compared to last year and increased utilities costs.

Store opening costs in the current year of $5.9 million include costs related to 45 stores opened and 11 stores relocated during the current year.  During the prior year, the Company incurred $3.7 million in store opening costs related to 35 new stores and the relocation of 8 stores.  Store opening costs are expensed as incurred and may include costs of stores opening in future quarters.

The Company tests goodwill for impairment annually in the fourth quarter or more frequently when indicators of impairment exist.  As a result of the decline in the market capitalization for the Company given the recent reduction in market multiples, and the current challenging economic environment and its impact on the Peebles reporting unit’s sales and earnings performance, the Company determined that an interim impairment test was necessary during the current year third quarter.  Upon completion of the impairment test in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company concluded that a write-off of the carrying value of the goodwill recorded was warranted.  As a result, the Company recorded a goodwill impairment charge of $95.4 million in the current year third quarter.

Net interest expense was $3.9 million in the current year as compared to $3.0 million in the prior year.  Interest expense is primarily comprised of interest on borrowings under the Company’s Revolving Credit Facility (see “Liquidity and Capital Resources”), related letters of credit and commitment fees, amortization of debt issue costs, interest on financing lease obligations and equipment financing notes.  The increase in interest expense is due to higher borrowings related to the Company’s equipment financing notes, partly offset by a lower weighted average interest rate on the Revolving Credit Facility in the current year as compared to the prior year.

The Company’s effective tax rate for the current year is 1.5%, resulting in estimated income tax expense of $1.3 million.  This compares to income tax expense of $13.0 million in the prior year during which the effective tax rate was 37.8%.  The effective tax rate in the current year reflects the impact of the goodwill impairment charge of $95.4 million, which is a non-deductible expense for income tax purposes, and $0.9 million of benefit related to work opportunity tax credits.  Considering that the work opportunity tax credits were included as discrete tax items in the current year third quarter, the Company expects that the effective tax rate for the current year, excluding the impact of the goodwill impairment charge, will be 36.2%.

As a result of the foregoing, the Company had a net loss of $90.9 million for the current year as compared to net income of $21.4 million for the prior year.  The current year net loss included the non-cash goodwill impairment charge of $95.4 million, which is non-deductible for income tax purposes.  Excluding the goodwill impairment charge, the Company’s net income for the current year would have been $4.5 million, or a net income of $0.12 per diluted share.

Seasonality and Inflation

Historically, the Company's business is seasonal and sales are traditionally lower during the first three quarters of the year (February through October) and higher during the last three months of the year (November through January).  The fourth quarter typically accounts for slightly more than 30% of the Company's annual sales, with the other quarters accounting for approximately 22% to 24% each.  Working capital requirements fluctuate during the year and generally reach their highest levels during the third and fourth quarters.  The Company does not believe that inflation had a material effect on its results of operations during the thirty-nine weeks ended November 1, 2008 and November 3, 2007, respectively.  However, there can be no assurance that the Company's business will not be affected by inflation in the future.

Liquidity and Capital Resources

The Company's liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows, (iii) normal trade credit, (iv) equipment financing notes and (v) its Revolving Credit Facility.

The Company has a $250.0 million senior secured revolving credit facility (the "Revolving Credit Facility") that matures on April 20, 2012.  The Revolving Credit Facility includes an uncommitted accordion feature to increase the size of the facility to $350.0 million.  Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement.  The daily interest rates on the Company’s Revolving Credit Facility borrowings are determined by a prime rate, or Eurodollar rate plus an applicable margin, as set forth in the Revolving Credit Facility agreement.  Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility.  The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements.  For the current year, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 4.0% and $36.0 million, respectively.

The Company also issues letters of credit to support certain merchandise purchases and to collateralize retained risks and deductibles under various insurance programs.  The Company had outstanding letters of credit totaling approximately $24.4 million at November 1, 2008 under the Revolving Credit Facility.  These letters of credit expire within twelve months of issuance.  Excess borrowing availability under the Revolving Credit Facility at November 1, 2008, net of letters of credit outstanding and outstanding borrowings, was $160.0 million.

The Revolving Credit Facility contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances, and (iii) related party transactions.  At November 1, 2008, the Company was in compliance with all of the financial covenants of the Revolving Credit Facility.

During the current year, the Company borrowed $19.0 million under equipment financing notes bearing interest rates ranging from 5.7% to 6.0%.  The equipment financing notes are payable in monthly installments over a five-year term and are secured by certain fixtures and equipment.  In total, as of November 1, 2008, the Company had $46.1 million of equipment financing notes outstanding.

The Company generated $67.6 million in cash from operating activities in the current year.  Net loss, adjusted for non-cash expenses, including the $95.4 million goodwill impairment, provided cash of approximately $54.0 million.  Changes in operating assets and liabilities used net cash of approximately $5.4 million, which included an $85.2 million increase in merchandise inventories due to the seasonal build of inventories, offset by a decrease in other assets of $12.9 million primarily due to a decrease in prepaid merchandise, taxes receivables and receivables from merchandise vendors, and an increase in accounts payable and other liabilities of $66.9 million.  Additionally, cash flows from operating activities included construction allowances from landlords of $18.9 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

In the current year, the Company paid quarterly cash dividends of $0.05 per share on the Company’s common stock, which totaled $5.8 million.  On November 28, 2008, the Company announced that its Board had declared a quarterly cash dividend of $0.05 per share of common stock, payable on December 24, 2008 to shareholders of record at the close of business on December 9, 2008.

Management currently estimates that capital expenditures in 2008, net of construction allowances to be received from landlords, will be approximately $80.0 million.  The expenditures will principally be for the opening of 2008 new stores, store expansions, relocations and remodels, including construction costs related to its third distribution center, which commenced operations in the current year second quarter.  Capital expenditures were $79.7 million in the current year as compared to $64.1 million in the prior year.  For the current year, the Company opened 45 new stores and relocated 11 stores as compared to 35 stores opened and 8 relocated stores in the prior year.  As noted above, the Company received construction allowances from landlords of $18.9 million in the current year to fund a portion of the capital expenditures related to store leasehold improvements in new and relocated stores, while $19.7 million was received from landlords in the prior year.  These funds have been recorded as a deferred rent credit in the balance sheet and will be recorded as an offset to rent expense over the lease term commencing with the date the allowances were earned.

While there can be no assurances, management believes that there should be sufficient liquidity to cover both the Company's short-term and long-term funding needs.

Changes in Economic Conditions

During the current year third quarter, the Company experienced significantly reduced customer traffic in its stores as economic conditions deteriorated rapidly and consumer confidence reached historic lows.  The Company believes that the macroeconomic environment will continue to be difficult and that it will face highly promotional market conditions.  The deteriorated economic conditions have not had, nor does the Company anticipate it will have, a significant impact on its liquidity.  Due to the Company’s significant operating cash flow and availability under its Revolving Credit Facility, the Company continues to believe that it has the ability to meet its financing needs for the foreseeable future.  However, there can be no assurance that our liquidity will not be affected by recent and possible future changes in economic conditions.

Recent Accounting Standards

Disclosure concerning recent accounting standards is incorporated by reference to Note 1 of the Company's Condensed Consolidated Financial Statements (Unaudited) contained in this Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Borrowings under the Revolving Credit Facility bear a floating rate of interest.  As of November 1, 2008, outstanding borrowings under the Revolving Credit Facility were $65.6 million.  An increase in interest rates in the future may have a negative impact on the Company’s results of operations and cash flows.  The Company had average daily borrowings of $36.0 million, bearing a weighted average interest rate of 4.0%, during the thirty-nine weeks ended November 1, 2008.  A hypothetical 10% change in interest rates would have an approximate $0.1 million effect on the Company's annual results of operations and cash flows.

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

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures.  Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of November 1, 2008.

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

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  There were no changes in the Company’s internal control over financial reporting during the quarter ended November 1, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the current year third quarter ended November 1, 2008, the Company did not have any material legal proceedings brought against it, its subsidiary or their properties.

ITEM 1A.	RISK FACTORS

There have not been any material changes from the risk factors as previously disclosed in the Form 10-K except as follows: during the current year third quarter, the Company experienced significantly reduced customer traffic in its stores as economic conditions deteriorated rapidly and consumer confidence reached historic lows.  The Company believes that the macroeconomic environment will continue to be difficult and that it will face highly promotional market conditions.  The deteriorated economic conditions have not had, nor does the Company anticipate it will have, a significant impact on its liquidity.  Due to the Company’s significant operating cash flow and availability under its Revolving Credit Facility, the Company continues to believe that it has the ability to meet its financing needs for the foreseeable future.  However, there can be no assurance that our liquidity will not be affected by recent and possible future changes in economic conditions.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

August 3, 2008 to	-	$-	-	$6,300,954
August 30, 2008

August 31, 2008 to	50,000	$15.53	50,000	$7,632,953
October 4, 2008

October 5, 2008 to	629,000	$8.94	629,000	$2,013,116	(1)
November 1, 2008

Total	679,000	$9.43	679,000

(1)
Represents additional amounts of outstanding common stock that can be repurchased using proceeds from the exercise of employee stock options and the tax benefits that will accrue to the Company from the exercise of those options and SARs.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following documents are the exhibits to this Form 10-Q.  For convenient reference, each exhibit is listed according to the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description

10.1*	Retirement Agreement between Dennis Abramczyk and Stage Stores, Inc. dated October 15, 2008.

10.2*	Employment Agreement between Richard Maloney and Stage Stores, Inc. dated October 21, 2008.

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certification Pursuant to 18 U.S.C. Section 1350.
_________________________________
*	Filed electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAGE STORES, INC.

December 9, 2008	/s/ Andrew T. Hall
(Date)	Andrew T. Hall
President and Chief Executive Officer
(Principal Executive Officer)

December 9, 2008	/s/ Edward J. Record
(Date)	Edward J. Record
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)