Form 10-K
period 2009-01-31
STAGE STORES INC
filed 2009-03-30
CIK 6885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission File No. 1-14035

Stage Stores, Inc.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	91-1826900 (I.R.S. Employer Identification No.)

10201 MAIN STREET, HOUSTON, TEXAS (Address of principal executive offices)	77025 (Zip Code)

Registrant's telephone number, including area code: (800) 579-2302

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock ($0.01 par value)	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑

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
Yes ☐ No ☑

As of August 2, 2008 (the last business day of the registrant's most recently completed second quarter), the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was $574,856,813 (based upon the closing price of the registrant’s common stock as reported by the New York Stock Exchange on August 1, 2008).

As of March 23, 2009, there were 37,925,323 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders to be held on June 4, 2009, which will be filed within 120 days of the end of the registrant’s fiscal year ended January 31, 2009 (the "Proxy Statement"), are incorporated by reference into Part III of this Form 10-K to the extent described therein.

PART I

References to a particular year are to Stage Stores, Inc.’s fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year.  For example, a reference to "2007” is a reference to the fiscal year ended February 2, 2008, "2008" is a reference to the fiscal year ended January 31, 2009, and a reference to “2009” is a reference to the fiscal year ending January 30, 2010.  2007 and 2008 consisted of 52 weeks, 2006 consisted of 53 weeks, and 2009 will consist of 52 weeks.

PART I

ITEM 1.	BUSINESS

Overview

Stage Stores, Inc. (the “Company” or “Stage Stores”) is a Houston, Texas-based regional, specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family.  The Company's principal focus is on consumers in small and mid-sized markets which the Company believes are under-served and less competitive.  The Company differentiates itself from the competition in the small and mid-sized communities in which it operates by offering consumers access to basic as well as fashionable, brand name merchandise not typically carried by other retailers in the same market area.  In the highly competitive metropolitan markets in which it operates, the Company competes against other national department store chains, which similarly offer moderately priced, brand name and private label merchandise.  As a way of differentiating itself from the competition in these larger metropolitan markets, the Company offers consumers a high level of customer service in convenient locations.

Website Access to Reports

The Company makes available, free of charge, through its website, among other things, corporate governance documents, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after they have been electronically filed with the Securities and Exchange Commission ("SEC").  They can be obtained by accessing the Company’s website at www.stagestores.com, clicking on “Investor Relations.”  To access corporate governance documents, click “Corporate Governance” and to access SEC filings, click “SEC filings,” then the report to be obtained.  Information contained on the Company’s website is not part of this Annual Report on Form 10-K.

History

The Company was formed in 1988 when the management of Palais Royal, together with several venture capital firms, acquired the family-owned Bealls and Palais Royal chains, both of which were originally founded in the 1920's.  At the time of the acquisition, Palais Royal operated primarily larger stores, which were located in and around the Houston metropolitan area, while Bealls operated primarily smaller stores, which were principally located in rural Texas towns.  Since that time, the Company developed a growth strategy that was focused on expanding the Company's presence in small markets across the country through new store openings and strategic acquisitions.

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

On February 27, 2006, the Company acquired privately held B.C. Moore & Sons, Incorporated (“B.C. Moore”) which then operated 78 retail locations located in small markets throughout Alabama, Georgia, North Carolina and South Carolina (the “B.C. Moore Acquisition”, and collectively with the Peebles Acquisition, the “Acquisitions”).  Following the B.C. Moore Acquisition, the Company converted 69 of the acquired stores to its Peebles name and format in 2006. The remaining nine non-converted locations were closed.  The B.C. Moore Acquisition expanded the Company’s position in the Southeastern United States, and is consistent with its corporate strategy of increasing the concentration of its store base in smaller markets.

Operations

Stores.  As of January 31, 2009, the Company operated 739 stores located in 38 states.  The Company operates its stores under the four names of Bealls, Palais Royal, Peebles and Stage.  While the Company's stores are operated under four names, the Company operates the vast majority of its stores under one concept and one strategy.  Utilizing a ten-mile radius from each store, approximately 64% of the Company's stores are located in small towns and communities with populations below 50,000 people, while an additional 19% of the Company's stores are located in mid-sized communities with populations between 50,000 and 150,000 people.  The remaining 17% of the Company's stores are located in metropolitan areas, such as Houston and San Antonio, Texas.

In targeting small and mid-sized markets, the Company has developed a store format which is smaller than typical department stores yet large enough to offer a well edited, but broad selection of merchandise.  With an average store size of approximately 18,600 selling square feet, approximately 80% of the Company's stores are located in strip shopping centers in which they are typically one of the anchor stores.  An additional 14% of the Company's stores are located in local or regional shopping malls, while the remaining 6% are located in either free standing or downtown buildings.  The Company attempts to locate its stores by, or in the vicinity of, other tenants that it believes will help attract additional foot traffic to the area, such as grocery stores, drug stores or major discount stores such as Wal-Mart.

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

Expansion Strategy.  The cornerstone of the Company's growth strategy continues to be to identify locations in small and mid-sized markets that meet its demographic and competitive criteria.  The Company believes that the long-term potential of its smaller markets is positive and wants to be well positioned in these markets with locations that are convenient to its customers.  During 2008, the Company opened a total of 56 new stores, and entered the states of Idaho, Minnesota and Nevada.

The number of new stores opened by state in 2008 was as follows:

State	Number of Stores
Alabama	1
Arizona	1
Arkansas	2
Colorado	1
Idaho	2
Indiana	4
Iowa	1
Kansas	1
Kentucky	4
Louisiana	2
Michigan	5
Minnesota	3
Mississippi	3
Nevada	1
New Hampshire	1
New Jersey	1
New York	4
Ohio	2
Pennsylvania	4
Tennessee	1
Texas	9
Utah	1
Wisconsin	2
56

The Company believes that there are sufficient opportunities in small and mid-sized markets to continue with its new store growth into the foreseeable future. In 2009, the Company plans to open 10 new stores and reopen one hurricane damaged store during the first half of the year.  Any additional new store openings for the remainder of 2009 and beyond will be dependent upon economic and market conditions.  In order to support its store growth, the Company opened its third distribution center in Jeffersonville, Ohio during the second quarter of 2008, which increased its distribution capacity to over 1,100 stores.

Expansion, Relocation and Remodeling.  In addition to opening new stores, the Company has continued to invest in the expansion, relocation and remodeling of its existing stores.  The Company believes that remodeling keeps its stores looking fresh and up-to-date, which enhances its customers' shopping experience and helps maintain and improve its market share in those market areas.  Store remodeling projects can range from updating and improving in-store lighting, fixtures, wall merchandising and signage, to more extensive expansion projects.  Relocations are intended to improve the stores’ location and help them to capitalize on incremental sales potential.  During 2008, the Company completed 12 relocations, 5 expansions and 9 remodels of stores. During 2009, the Company expects to complete 9 relocations, 3 expansions and 12 remodels of stores.

Store Closures.  The Company closed 11 locations during 2008, including a store which was affected by Hurricane Ike.  Three other stores affected by Hurricane Ike were closed temporarily in September and reopened in November.  The Company continually reviews the trend of individual store performance and will close a store if the expected store performance does not support the required investment of capital at that location.  During 2009, the Company anticipates closing 10 to 15 stores.

Store Operations.  For span-of-control purposes, the Company's stores are divided into distinct regions and districts.  There are currently seven regions.  Within these seven regions, there are currently a total of 53 districts.  The number of stores that each District Manager oversees depends on their proximity to each other and generally varies from a low of 9 stores to a high of 17 stores.  Each store is managed by a team consisting of a Manager and a number of Assistant Managers, which is dependent on the size of the store.  The selling floor staff within each store consists of both full-time and part-time associates, with temporary associates added during peak selling seasons.  The Company believes that this structure provides an appropriate level of oversight, management and control over its store operations.

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

Competitive Advantages.  As a result of its small and mid-sized market focus, the Company generally faces less competition for its brand name merchandise because consumers in those markets typically are able to shop for branded merchandise only in regional malls, which are typically located more than 30 miles away.  In those small and mid-sized markets where the Company does compete for brand name apparel sales, competition generally comes from local retailers, small regional chains and to a lesser extent, national department stores.  The Company believes it has a competitive advantage over local retailers and small regional chains due to its: (i) broader selection of brand name merchandise, (ii) distinctive retail concept, (iii) economies of scale, (iv) strong vendor relationships and (v) private label credit card program.  The Company also believes it has a competitive advantage in small and mid-sized markets over national department stores due to its experience with smaller markets.  In addition, due to minimal merchandise overlap, the Company generally does not directly compete for branded apparel sales with national discounters such as Wal-Mart.  In the highly competitive metropolitan markets in which it operates, the Company competes against other national department store chains, which similarly offer moderately priced, brand name and private label merchandise.  As a way of differentiating itself from the competition in these larger markets, the Company offers consumers a high level of customer service in convenient locations.  In addition, over the years, the Company has endeavored to nurture customer loyalty and foster name recognition through loyalty and direct marketing programs.

Merchandising Strategy.  The Company's merchandising strategy focuses on matching merchandise assortments and offerings with customers' aspirations for fashionable, quality brand name apparel.  Further, care is given to avoid duplication and to ensure in-stock position on size and color in all merchandise selections.  The Company offers a well edited selection of moderately priced, branded merchandise within distinct merchandise categories, such as women's, men's and children's apparel, as well as accessories, cosmetics and footwear.  The merchandise selection ranges from basics, including denim, underwear and foundations, to more upscale and fashionable clothing offerings.  Merchandise mix may also vary from store to store to accommodate differing demographic factors.  Approximately 85% of sales consist of nationally recognized brands such as Levi Strauss, Nike, Liz Claiborne, Calvin Klein, Chaps, Izod, Dockers, Carters, Jockey, Estee Lauder, Clinique, Nautica, Skechers and New Balance, while the remaining 15% of sales consist of the Company’s private label merchandise.  The Company's private label portfolio includes several brands, which are developed and sourced through its membership in Associated Merchandising Corporation and Li-Fung Cooperative Buying Services, as well as through contracts with third party vendors.  In January 2009, the Company discontinued the services of Associate Merchandising Corporation and entered into an agreement with Worldwindows, LLC, a domestic affiliate of William E. Connor & Associates, for its private label sourcing activities. The Company's private label brands offer quality merchandise and excellent value.  The Company’s top 100 vendors currently account for approximately 59% of annual sales.  Merchandise purchased from Associated Merchandising Corporation  represented approximately 6% and 7% of the Company’s 2008 and 2007 sales, respectively.

Currently, the Company's merchandising activities are conducted from its corporate headquarters in Houston, Texas for its Bealls, Palais Royal and Stage locations, and from its South Hill, Virginia administrative offices for its Peebles locations.  During 2009, the Company plans to realign its divisions along a true “north/south” orientation in order to take advantage of the strengths of each of its merchandising offices. It is anticipated that this realignment will lead to merchandise assortments that are more appropriate to the climatic and regional market characteristics of each store.

In addition to the realignment initiative, the Company is focused on enhancing its merchandising effectiveness and further improving its customers’ in-store shopping experience.  In its cosmetics business, the Company plans to increase sales through the continued roll-out of desired treatment products from suppliers such as Estee Lauder and Clinique.

The following table sets forth the distribution of net sales between the Company's various merchandise categories:

	Fiscal Year
Department	2008	2007	2006

Men's/Young Men's	18%	19%	19%
Misses Sportswear	17	18	17
Children's	12	12	12
Footwear	12	12	12
Junior Sportswear	8	8	9
Accessories	8	8	8
Cosmetics	7	6	6
Special Sizes	6	6	6
Dresses	5	4	4
Intimates	3	3	3
Home & Gifts	2	3	3
Outerwear, Swimwear and Other	2	1	1
	100%	100%	100%

Marketing Strategy.  The Company's primary target customers are women who are generally 25 and older with annual household incomes of over $45,000, who the Company believes are the primary decision makers for their family’s clothing purchases.  The Company's broad based marketing strategy is designed to establish brand loyalty, convenience and promotional positioning.  The Company uses a multi-media advertising approach, including newspapers, direct mail, radio and television, to position its stores as the local destination for basic and fashionable moderately priced brand name merchandise.  In addition, the Company promotes its private label credit card and attempts to create strong customer loyalty through continuous one-on-one communication with its core private label credit card holders.  The Company's best private label credit card customers are recognized and rewarded through its VIP credit card program, as discussed below, that creates greater customer retention and promotes increased purchasing activity.  In addition to the information gathered from its private label credit card customers, the Company is able to capture data on selected check, debit and other third party credit card customers and incorporate this data into its marketing and merchandising programs.  The Company currently captures customer data on approximately 58% of its sales.  To complement its marketing efforts, the Company encourages local store involvement in local community activities.

Private Label Credit Card. The Company considers its private label credit card program to be an important component of its retailing concept because it (i) enhances customer loyalty, (ii) allows the Company to identify and regularly contact its best customers and (iii) creates a comprehensive database that enables the Company to implement detailed, segmented marketing and merchandising strategies for each store.  Frequent private label credit card users, through the Company's VIP credit card program, enjoy an increasing array of benefits.  The Company's most active charge customers are awarded a bronze, silver or gold VIP card based on their level of annual purchases.  Depending on their level, holders of these cards receive such benefits as discounted or free gift-wrapping, special promotional discounts and invitations to private "VIP Only" sales.  In addition, new holders of the Company's credit card receive a 10% discount the first time they use their new card.  To encourage associates to focus on getting customers to open new Company credit card accounts, the Company provides increasing incentive award payments based on the number of new private label credit card accounts activated.  The penetration rate for the Company's private label credit card was approximately 32%, 32% and 31% of net sales in 2008, 2007 and 2006, respectively.

Merchandise Distribution.  The Company currently distributes all merchandise to its stores through three distribution centers located in Jacksonville, Texas, South Hill, Virginia and Jeffersonville, Ohio.  The Company's Jacksonville distribution center has 435,000 square feet of processing area and is capable of servicing 600 stores, the South Hill distribution center has 162,240 square feet of processing area and is capable of servicing 240 stores, and the Jeffersonville distribution center has 202,000 square feet of processing area and is capable of servicing 310 stores.

Incoming merchandise received at the distribution centers is inspected for quality control purposes.  The Company has formal guidelines for vendors with respect to shipping and invoicing for merchandise.  Vendors that do not comply with the guidelines are charged specified fees depending upon the degree of non-compliance.  These fees are intended to be a deterrent to non-compliance, as well as to offset higher costs associated with the processing of such merchandise.

All of the Company’s distribution centers are equipped with modern sortation equipment to support distribution of quantities to meet specific store needs.  The same merchandising and warehouse management systems are used at all corporate and distribution center locations, which allows support of stores by all three distribution centers.  The configurations of the distribution centers permit daily shipments to stores, with the majority of stores receiving merchandise within one day of shipment from the distribution centers.   The Company utilizes two third party contract carriers to deliver merchandise from the distribution centers to its stores.

Information Systems.  The Company supports its retail concept by using multiple, highly integrated systems in areas such as merchandising, store operations, distribution, sales promotion, personnel management, store design and accounting.

The Company's core merchandising systems assist in planning, ordering, allocating and replenishing merchandise assortments for each store, based on specific characteristics and recent sales trends.  The price change management system allows the Company to identify and mark down slow moving merchandise.  The replenishment/fulfillment system allows the Company to maintain planned levels of in-stock positions in basic items such as jeans and underwear.  In addition, a fully integrated warehouse management system is in place in all three distribution centers.

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

The Company is planning to implement a markdown optimization program which is focused on pricing items at the appropriate price based on each store’s inventory mix and sales history in order to maximize revenues and profitability while achieving the right inventory levels and pricing for that store location. The Company is also continuing to expand the utilization and effectiveness of its merchandise planning system in order to maximize the generation of sales and gross margin.

Employees.  At January 31, 2009, the Company employed approximately 14,058 hourly and salaried employees. Employee levels will vary during the year as the Company traditionally hires additional employees and increases the hours of part-time employees during peak seasonal selling periods. There are no collective bargaining agreements in effect with respect to any of the Company's employees.  The Company believes that it maintains a good relationship with its employees.

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

Trademarks.  The Company regards its trademarks and their protection as important to its success.  In addition to the Bealls, Palais Royal, Peebles and Stage trademarks, the United States Patent and Trademark Office (the “USPTO”) has issued federal registrations to the Company for the following trademarks:  Cape Classic, Cape Classic LTD, Casual Options, Graphite, Hannah, Meherrin River Outfitters, Private Expressions, Signature Studio, Sun River Clothing Co., Sun River Footwear, Rebecca Malone, Specialty Kids, Specialty Girl, Specialty Baby, Whispers, Pebblebrook and Thomas & Ashemore. The Company has also filed applications with the USPTO seeking federal registrations for the following trademarks: On Stage, Whispers Bath & Body and Mistletoe Mountain.

ITEM 1A.	RISK FACTORS

Forward Looking Statements

Certain statements in this Form 10-K contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied, by these forward-looking statements.  Forward-looking statements reflect the Company’s expectations regarding future events and operating performance and often contain words such as "believe," "expect," "may," "will," "should," "could," "anticipate," "plan" or similar words.

Forward-looking statements are based on various assumptions and factors that could cause actual results to differ materially from those in the forward-looking statements.  These factors include, but are not limited to, the ability of the Company and its subsidiary to maintain normal trade terms with vendors, the ability of the Company and its subsidiary to comply with the various covenant requirements contained in the Company's Revolving Credit Facility, the demand for apparel, and other factors.  The demand for apparel and sales volume can be affected by significant changes in economic conditions, including an economic downturn, employment levels in the Company’s markets, consumer confidence, energy and gasoline prices, and other factors influencing discretionary consumer spending.  Other factors affecting the demand for apparel and sales volume include unusual weather patterns, an increase in the level of competition in the Company's market areas, competitors' marketing strategies, changes in fashion trends, changes in the average cost of merchandise purchased for resale, availability of product on normal payment terms and the failure to achieve the expected results of the Company's merchandising and marketing plans as well as its store opening plans. The occurrence of any of these factors could have a material and adverse impact on the Company’s business, financial condition, operating results, or liquidity. Most of these factors are difficult to predict accurately and are generally beyond the Company’s control.

Readers should carefully review this Form 10-K in its entirety, including but not limited to the Company's financial statements and the accompanying notes, and the risks and uncertainties described in this Item 1A.  Readers should consider the risks and uncertainties described in any forward-looking statements contained in this Form 10-K.  Forward-looking statements contained in this Form 10-K are made as of the date of this Form 10-K.  The Company does not undertake to update its forward-looking statements.

Described below are certain risks factors that management believes are applicable to the Company’s business and the industry in which it operates. There may also be additional risks that are presently not material or are unknown.

To the extent that the current recession and decline in consumer confidence continue, the Company’s business and financial condition will be negatively impacted and such impact could be material.  The current recession and decline in consumer confidence are negatively impacting the retail apparel industry and the Company’s business and financial condition.  The Company’s results of operations are sensitive to changes in general economic conditions that impact consumer discretionary spending, such as the current housing crisis, employment levels, energy and gasoline prices and other factors influencing consumer confidence.  The Company has extensive operations in the South Central, Southeastern and Mid-Atlantic states.  In addition, many stores are located in small towns and rural environments that are substantially dependent upon the local economy.  To the extent that the current recession and decline in consumer confidence continue, particularly in the South Central, Southeastern and Mid-Atlantic states and any state (such as Texas or Louisiana) from which the Company derives a significant portion of its net sales, the Company’s business, financial condition and cash flows will be negatively impacted and such impact could be material.

There can be no assurance that the Company’s liquidity will not be affected by recent and possible future changes in economic conditions.  Beginning in the third quarter of 2008 and continuing through the date of this Form 10-K, the Company has experienced significantly reduced customer traffic in its stores as economic conditions deteriorated rapidly and consumer confidence reached historic lows.  The Company believes that the macroeconomic environment will continue to be difficult and that it will face highly promotional market conditions.  The deteriorated economic conditions have not had, nor does the Company anticipate they will have, a significant impact on its liquidity.  Due to the Company’s significant operating cash flow and availability under its Revolving Credit Facility, the Company continues to believe that it has the ability to meet its financing needs for the foreseeable future.  However, there can be no assurance that our liquidity will not be affected by recent and possible future changes in economic conditions.

The Company faces the risk of significant competition in the retail apparel industry which could result in the loss of customers and adversely affect revenues.  The retail apparel business is highly competitive.  Although competition varies widely from market to market, the Company faces the risk of increased competition, particularly in its more highly populated markets from national, regional and local department and specialty stores.  Some of its competitors are considerably larger than the Company and have substantially greater resources.  Although the Company offers a unique product mix and brands that are not available at certain other retailers, including regional and national department stores, there is no assurance that the Company’s existing or new competitors will not carry similar branded merchandise in the future. This could have a material and adverse effect on the Company’s business, financial condition and cash flows.  In addition to traditional store-based retailers, the Company also faces competition from the Internet business, which could materially affect its revenues and profitability.

The Company’s failure to anticipate and respond to changing customer preferences in a timely manner could adversely affect its operations.  The Company’s success depends, in part, upon its ability to anticipate and respond to changing consumer preferences and fashion trends in a timely manner.  The Company attempts to stay abreast of emerging lifestyles and consumer preferences affecting its merchandise.  However, any sustained failure on the Company’s part to identify and respond to such trends could have a material and adverse effect on the Company’s business, financial condition and cash flows.

The Company is highly dependent upon cash flows and net earnings generated during the fourth quarter, including the majority of the holiday season.  The Company’s business is seasonal and sales are traditionally lower during the first three quarters of the fiscal year (February through October) and higher during the last quarter of the fiscal year (November through January).  The fourth quarter usually accounts for slightly more than 30% of the Company’s annual sales, with the other quarters accounting for approximately 22% to 24% each.  Working capital requirements fluctuate during the year as well and generally reach their highest levels during the third and fourth quarters.

Unusual weather patterns or natural disasters could negatively impact the Company’s financial condition.  The Company’s business depends, in part, on normal weather patterns across the Company’s markets.  The Company is susceptible to unseasonable or extreme weather conditions, including natural disasters, such as hurricanes and tornadoes in its markets. Any such unusual or prolonged weather patterns in the Company’s markets, especially in states such as Texas and Louisiana, could have a material and adverse impact on its business, financial condition and cash flows.

War, acts of terrorism, public health issues and natural disasters may create uncertainty and could result in reduced revenues.  The Company cannot predict, with any degree of certainty, what effect, if any, war, acts of terrorism, public health issues and natural disasters, if any, will have on the Company, its operations, the other risk factors discussed herein and the forward-looking statements made by the Company in this Form 10-K.  However, the consequences of these events could have a material and adverse effect on the Company’s business, financial condition and cash flows.

Government laws and regulations could adversely impact the Company’s business, financial condition and cash flows.   The Company, like other businesses, is subject to various federal, state and local government laws and regulations including, but not limited to, tax laws.  These may change periodically in response to economic or political conditions. The Company cannot predict whether existing laws or regulations, as currently interpreted or as reinterpreted in the future, or future laws and regulations, could materially and adversely affect the results of its operations, financial condition and cash flows.

The Company’s failure in the pursuit or execution of new acquisitions or strategic expansion could adversely affect its business.   The success of the Company’s expansion strategy depends upon many factors, including its ability to obtain suitable sites for new stores at acceptable costs, to hire, train and retain qualified personnel and to integrate new stores into existing information systems and operations.  The Company cannot guarantee that it will reach its targets for opening new stores or that such stores, including those opened through acquisition, will operate profitably when opened.  Failure to effectively implement its expansion strategy could have a material and adverse effect on its business, financial condition and cash flows.

The Company’s failure to obtain merchandise product on normal trade terms could adversely impact its business, financial condition, and cash flows. The Company is highly dependent on obtaining merchandise product on normal trade terms.  Failure to meet its performance objectives could cause key vendors and factors to become more restrictive in granting trade credit. The tightening of credit, such as a reduction in the Company’s lines of credit or payment terms from the vendor or factor community, could have a material adverse impact on the Company’s business, financial condition and cash flows.

A catastrophic event adversely affecting any of the Company’s buying, distribution or other corporate facilities could result in reduced revenues and loss of customers. The Company’s buying, distribution and other corporate operations are in highly centralized locations. The Company’s operations could be materially and adversely affected if a catastrophic event (such as, but not limited to, fire, hurricanes or floods) impacts the use of these facilities.  While the Company has developed contingency plans that would be implemented in the event of a catastrophic event, there are no assurances that the Company would be successful in obtaining alternative servicing facilities in a timely manner in the event of such a catastrophe.

A disruption of the Company’s information technology systems could have a material adverse impact on its business and financial condition. The Company is heavily dependent on its information technology systems for day to day business operations.  In addition, as part of the Company’s normal course of business, it collects processes and retains sensitive and confidential customer information. Today’s information technology risks are largely external and their consequences affect the entire Company.  Potential risks include, but are not limited to, the following: (i) an intrusion by a hacker, (ii) the introduction of malware (virus, Trojan, spyware), (iii) hardware failure, (iv) outages due to software defects, and (v) human error.  Although the Company runs anti-virus and anti-spyware software and take other steps to ensure that its information technology systems will not be disabled or otherwise disrupted, there are no assurances that disruptions will not occur. The consequences of a disruption, depending on the severity, could have a material adverse affect on the Company’s business and financial condition and could expose the Company to civil, regulatory and industry actions and possible judgments, fees and fines.  In addition, any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information could severely damage the Company’s reputation, expose it to the risks of legal proceedings, disrupt its operations and otherwise adversely affect the Company’s business and financial condition. While the Company has taken significant steps to protect customer and confidential information, there is no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other developments will prevent the compromise of customer transaction processing capabilities and personal data.  If any such compromise of the Company’s information security were to occur, it could have a material adverse effect on the Company’s reputation, business, operating results, financial condition and cash flows.

Covenants in the Company’s Revolving Credit Facility agreement may impose operating restrictions, impede or adversely affect the Company’s ability to pay dividends or repurchase common shares and raise capital through the sale of stock and other securities.  The Company’s Revolving Credit Facility agreement contains covenants which, among other things, restrict (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions.  In addition, any material or adverse developments affecting the Company’s business could significantly limit its ability to meet its obligations as they become due or to comply with the various covenant requirements contained in the Company’s Revolving Credit Facility agreement.

The inability or unwillingness of one or more lenders to fund their commitment under the Company’s Revolving Credit Facility could have a material adverse impact on the Company’s business and financial condition.  The Company’s Revolving Credit Facility is a $250.0 million senior secured revolving credit facility that includes an uncommitted accordion feature to increase the size of the facility to $350.0 million.  The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements.  The lenders under the Revolving Credit Facility are as follows: Bank of America, N.A., Wells Fargo Foothill, LLC, General Electric Capital Corporation, National City Business Credit, Inc. and Webster Business Credit Corp. (the “Lenders”).  Notwithstanding that the Company may be in full compliance with all covenants contained in the Revolving Credit Facility, the inability or unwillingness of one or more of those lenders to fund their commitment under the Company’s Revolving Credit Facility could have a material adverse impact on the Company’s business and financial condition unless the Lenders or another lender covered any shortfall.

If the Company’s trademarks are successfully challenged, the outcome of those disputes could require the Company to abandon one or more of its trademarks.  The Company regards its trademarks and their protection as important to its success.  However, the Company cannot be sure that any trademark held by it will give it a competitive advantage or will not be challenged by third parties.  Although the Company intends to vigorously protect its trademarks, the cost of litigation to uphold the validity and prevent infringement of trademarks can be substantial and the outcome of those disputes could require the Company to abandon one or more of its trademarks.

 Risks associated with the Company’s carriers, shippers and other providers of merchandise transportation services could have a material adverse effect on its business and financial condition.  The Company’s vendors rely on shippers, carriers and other  merchandise transportation service providers (collectively “Transportation Providers”) to deliver merchandise from their manufacturers, both in the United States and abroad, to the vendors’ distribution centers in the United States.   Transportation Providers are also responsible for transporting merchandise from their vendors’ distribution centers to the Company’s distribution centers.  The Company also relies on Transportation Providers to transport merchandise from its distribution centers to its stores.  However, if work slowdowns, stoppages or other disruptions affect the transportation of merchandise between the vendors and their manufacturers, especially those manufacturers outside the United States, or between the vendors and the Company, the Company’s business, financial condition and cash flows could be adversely affected.

Any devaluation of the Mexican peso, or imposition of restrictions on the access of citizens of Mexico to the Company’s stores could adversely impact the Company’s business and financial condition. Approximately 4% of the Company’s stores are located in cities that either border Mexico or are in close proximity to Mexico.  The Company estimates that approximately 8% of its 2008 sales were derived from these stores.  While purchases in these stores are made in United States dollars, a devaluation of the Mexican peso could reduce the purchasing power of those customers who are citizens of Mexico.  In such an event, revenues attributable to these stores could be reduced.  In addition, due to global uncertainties, including threats or acts of terrorism, it is possible that tighter restrictions may be imposed by the Federal government on the ability of citizens of Mexico to cross the border into the United States.  In that case, revenues attributable to the Company’s stores regularly frequented by citizens of Mexico could be reduced.

The Company’s failure to attract, develop, and retain qualified employees could deteriorate the results of its operations.  The Company’s performance is dependent on attracting and retaining a large and growing number of employees. The Company believes that its competitive advantage is providing well-trained and motivated sales associates in order to provide customers exceptional customer service. The Company’s success depends in part upon its ability to attract, develop, and retain a sufficient number of qualified associates, including store, service and administrative personnel.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company's corporate headquarters and merchandising offices for the Stage, Bealls and Palais Royal stores are located in a leased 130,000 square foot building in Houston, Texas, while it owns the 28,000 square foot Peebles office building housing the merchandising offices for the Peebles stores located in South Hill, Virginia.  The Company also owns its distribution centers in Jacksonville, Texas and South Hill, Virginia, and leases its third distribution center in Jeffersonville, Ohio.

At January 31, 2009, the Company operated 739 stores, located in 38 states, as follows:

State	Number of Stores
Alabama	21
Arizona	9
Arkansas	21
Colorado	6
Connecticut	1
Delaware	3
Florida	3
Georgia	29
Idaho	2
Illinois	2
Indiana	11
Iowa	3
Kansas	6
Kentucky	22
Louisiana	54
Maryland	7
Massachusetts	2
Michigan	14
Minnesota	3
Mississippi	21
Missouri	12
Nevada	1
New Hampshire	2
New Jersey	6
New Mexico	19
New York	15
North Carolina	24
Ohio	23
Oklahoma	33
Pennsylvania	28
South Carolina	25
Tennessee	24
Texas	235
Utah	2
Vermont	4
Virginia	34
West Virginia	9
Wisconsin	3

Total	739

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

No matters were submitted to a vote of security holders during the quarter ended January 31, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s stock trades on the New York Stock Exchange under the symbol “SSI.”  The following table sets forth the high and low sales prices per share of the Company's common stock for each quarter in 2008 and 2007 as reported on the New York Stock Exchange:

	Common Stock Market Price
2008	High	Low

First Quarter	$17.99	$11.67
Second Quarter	15.72	11.29
Third Quarter	16.33	5.89
Fourth Quarter	8.65	3.52

2007
First Quarter	$24.24	$20.15
Second Quarter	22.00	16.18
Third Quarter	19.96	15.27
Fourth Quarter	17.93	9.90

Holders

As of March 23, 2009, there were 507 holders of record of the Company’s common stock.

Dividends

The Company paid quarterly cash dividends of $0.05 per share in 2008 and 2007.  Dividend payments totaled $7.7 million and $8.4 million in 2008 and 2007, respectively.  On February 26, 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share on the Company's common stock, which was paid on March 25, 2009 to shareholders of record at the close of business on March 10, 2009.  While the Company expects to continue payment of quarterly cash dividends, the declaration and payment of future dividends by the Company are subject to the discretion of the Board.  Any future determination to pay dividends will depend on the Company's results of operations and financial condition, as well as meeting certain criteria under its Revolving Credit Facility (as defined in “Liquidity and Capital Resources”) and other factors deemed relevant by the Board.

Stock Price Performance Graph

The annual changes for the period shown in the following graph are based on the assumption that $100 had been invested in Stage Stores stock, the S&P 500 Stock Index and the S&P 500 Retail Index on January 30, 2004 and that all quarterly dividends were reinvested at the average of the closing prices at the beginning and end of the quarter.  The total cumulative dollar returns shown on the graph represent the value that such investments would have had on January 30, 2009 (the last trading date in fiscal 2008).  The calculations exclude trading commissions and taxes.

Date	Stage Stores, Inc.	S&P 500 Index	S&P 500 Retail Index
1/30/2004	$100.00	$100.00	$100.00
1/28/2005	$119.49	$103.56	$113.96
1/27/2006	$207.75	$113.49	$122.89
2/2/2007	$365.45	$128.05	$140.06
2/1/2008	$211.68	$123.37	$113.12
1/30/2009	$120.85	$73.01	$69.28

Stock Repurchase Program

The Company’s Board of Directors has approved various stock repurchase programs, all of which have been completed.  The stock repurchase programs permitted the Company to repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions including, but not limited to, accelerated share repurchases, as deemed appropriate by the Company.  The Board has also granted the Company the authority to repurchase additional amounts of its outstanding common stock using available proceeds from the exercise of stock options as well as the tax benefits that will accrue to the Company from the exercise of stock options, stock appreciation rights (“SARs”) and other equity grants.  All such proceeds had been used for repurchases as of January 31, 2009.  The following is a summary of repurchase activity completed under the various repurchase programs through January 31, 2009 (in thousands):

Stock Repurchase Programs	Date Approved	Date Completed	Amount	Shares Repurchased (1)

2002 Stock Repurchase Programs	July 29, 2002 & September 19, 2002	February 1, 2003	$25,000	2,586
2003 Stock Repurchase Program	October 1, 2003	May 25, 2004	50,000	3,116
2005 Stock Repurchase Program	July 5, 2005	October 29, 2005	30,000	1,686
2007 Stock Repurchase Programs	January 5, 2007 & November 19, 2007	January 9, 2008	100,000	6,199
			205,000	13,587
Stock repurchases using proceeds from the exercise of employee stock options and SARs			80,623	4,399
		Total	$285,623	17,986

(1)	Shares repurchased are restated to reflect the impact of the 3-for-2 stock splits on August 19, 2005 and January 31, 2007.

The following table is a summary of repurchase activity during the fourth quarter of 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
November 2, 2008 to	250,000	$5.07	250,000	$746,392
November 29, 2008

November 30, 2008 to	150,219	$4.97	150,219	$-
January 3, 2009

January 4, 2009 to	-	$-	-	$-
January 31, 2009
Total	400,219	$5.03	400,219

ITEM 6.	SELECTED FINANCIAL DATA

The following sets forth selected consolidated financial data for the periods indicated.  The selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements included herein.  All amounts are stated in thousands, except for per share data and number of stores.

	Fiscal Year
	2008	2007	2006 (1)		2005	2004
Statement of operations data:
Net sales	$1,515,820	$1,545,606	$1,550,180		$1,344,100	$1,243,851
Cost of sales and related buying, occupancy and distribution expenses	1,106,236	1,100,892	1,096,693		952,680	884,291

Gross profit	409,584	444,714	453,487		391,420	359,560
Selling, general and administrative expenses	351,246	350,248	352,870		296,543	274,265
Store opening costs	6,479	4,678	7,825		3,210	2,172
Goodwill impairment	95,374	-	-		-	-
Interest, net	5,216	4,792	5,011		2,958	2,515

Income (loss) before income tax	(48,731)	84,996	87,781		88,709	80,608
Income tax expense	16,804	31,916	32,479		32,822	29,220
Net income (loss)	$(65,535)	$53,080	$55,302		$55,887	$51,388

Basic earnings per common share (2)	$(1.71)	$1.27	$1.33		$1.38	$1.25
Basic weighted average common shares (2)outstanding	38,285	41,764	41,559		40,569	41,136

Diluted earnings per common share (2)	$(1.71)	$1.24	$1.25		$1.27	$1.15
Diluted weighted average common shares (2)outstanding	38,285	42,720	44,111		44,040	44,763

Margin and other data:
Gross profit margin	27.0%	28.8%	29.3%		29.1%	28.9%
Selling, general and administrative expense rate	23.2%	22.7%	22.8%		22.1%	22.0%
Capital expenditures	$99,841	$95,311	$71,914		$75,168	$47,890
Construction allowances from landlords	17,536	18,765	8,946		13,302	3,104
Stock repurchases	9,060	112,597	21,579		48,687	61,701
Proceeds from exercise of stock options and warrants,including tax benefit	6,043	9,528	45,359		15,498	20,437
Cash dividends per share	0.20	0.20	0.12		0.03	-

Store data:
Comparable store sales growth	(6.1%)	(1.1%)	3.5	%(1)	5.4%	2.5%
Store openings	56	47	108	(3)	36	22
Store closings	11	8	3		15	11
Number of stores open at end of period	739	694	655		550	529
Total selling area square footage at end of period	13,730	12,929	12,124		10,377	10,001

	January 31,	February 2,	February 3,		January 28,	January 29,
	2009	2008	2007		2006	2005
Balance sheet data (at end of period)
Working capital	$201,971	$236,038	$253,668		$222,510	$225,161
Total assets	768,043	871,490	824,986		731,653	686,999
Debt obligations	57,012	100,594	16,614		3,053	3,178
Stockholders' equity	450,003	520,846	571,408		501,832	481,273

___________________________________________________________

(1)
Fiscal year 2006 includes 53 weeks.  Comparable store sales growth for 2006 has been determined based on a comparable 52 week period.  Comparable store sales growth is based on sales growth for those stores which have been opened at least fourteen months prior to the reporting period.

(2)
The share and per share information for all periods presented  have been restated to reflect the 3-for-2 stock splits which   were paid in the form of a stock dividend on August 19, 2005 and January 31, 2007.

(3)	Includes 69 stores acquired in the B.C. Moore Acquisition that were converted to Peebles stores.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Stage Stores is a Houston, Texas-based regional, specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family.  As of January 31, 2009, the Company operated 739 stores located in 38 states under the four names of Bealls, Palais Royal, Peebles and Stage.  The Company's principal focus is on consumers in small and mid-sized markets which the Company believes are under-served and less competitive.  The Company differentiates itself from the competition in the small and mid-sized communities in which it operates by offering consumers access to basic as well as fashionable brand name merchandise not typically carried by other retailers in the same market area.  In the highly competitive metropolitan markets in which it operates, the Company competes against national department store chains, which similarly offer moderately priced, brand name and private label merchandise.  As a way of differentiating itself from the competition in these larger metropolitan markets, the Company offers consumers a high level of customer service in convenient locations.

On February 27, 2006, the Company acquired privately held B.C. Moore, which then operated 78 retail locations located in small markets throughout Alabama, Georgia, North Carolina and South Carolina.  Following the B.C. Moore Acquisition, the Company converted 69 of the acquired stores to its Peebles name and format in 2006. The remaining nine non-converted locations were closed.  The B.C. Moore Acquisition expands the Company’s position in the Southeastern United States, and is consistent with its corporate strategy of increasing the concentration of its store base into smaller markets.

The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements included elsewhere herein.

Results of Operations

The following table sets forth the results of operations as a percent of sales for the periods indicated (2008 and 2007 consisted of 52 weeks while 2006 consisted of 53 weeks):

	Fiscal Year
	2008		2007	2006

Net sales	100.0%		100.0%	100.0%
Cost of sales and related buying, occupancy and distribution expenses	73.0		71.2	70.7

Gross profit margin	27.0		28.8	29.3

Selling, general and administrative expenses	23.2		22.7	22.8
Store opening costs	0.4		0.3	0.5
Goodwill impairment	6.3		-	-
Interest, net	0.3		0.3	0.3
(Loss) income before income tax	(3.2)		5.5	5.7
Income tax expense	1.1		2.1	2.1
Net (loss) income	(4.3	) %	3.4%	3.6%

The following supplemental information presents the results of operations for 2008, 2007 and 2006. 2008 is presented in both a basis in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and a non-U.S. GAAP basis to show earnings with and without the goodwill impairment charge.  Management believes this supplemental financial information enhances an investor’s understanding of the Company’s financial performance.  The non-U.S. GAAP financial information should not be considered in isolation or viewed as a substitute for net (loss) income, cash flow from operations or other measures of performance as defined by U.S. GAAP.  Moreover, the inclusion of non-U.S. GAAP financial information as used herein is not necessarily comparable to other similarly titled measures of other companies due to the potential inconsistencies in the method of presentation and items considered.  The following table sets forth the supplemental financial information and the reconciliation of U.S. GAAP disclosures to non-U.S. GAAP financial metrics:

	2008	2007	2006
Net (loss) income:
On a U.S. GAAP basis	$(65,535)	$53,080	$55,302
Goodwill impairment	95,374	-	-
On a non-U.S. GAAP basis	$29,839	$53,080	$55,302

Diluted (loss) earnings per share:
On a U.S. GAAP basis	$(1.71)	$1.24	$1.25
Goodwill impairment	2.49	-	-
On a non-U.S. GAAP basis	$0.77	$1.24	$1.25

2008 Compared to 2007

Sales for 2008 decreased 1.9% to $1,515.8 million from $1,545.6 million for 2007.  Sales of $74.8 million generated by new stores that were not in the comparable store base during 2007 were offset by a decline in comparable store sales of $92.0 million and sales of $12.6 million from stores closed in 2008.  Comparable store sales, which are sales in stores open at least fourteen months prior to the reporting period, (“comparable store sales”) decreased 6.1% during 2008 as compared to a 1.1% decrease in 2007.

Comparable store sales (decrease) increase by quarter is presented below:

	Fiscal Year
	2008		2007
1st Quarter	(5.4	) %	0.1%
2nd Quarter	(1.4)		0.5
3rd Quarter	(10.3)		(1.0)
4th Quarter	(7.2)		(3.1)
Total Year	(6.1)		(1.1)

Sales in 2008 were negatively impacted by the significant downturn in the macroeconomic environment, including the retail apparel industry, which is sensitive to conditions impacting consumer discretionary spending, such as the current housing crisis, employment levels and other factors influencing consumer confidence. With regard to the Company’s third quarter comparable store sales performance, in addition to the difficult retail environment, its results reflect the impact of Hurricanes Gustav and Ike, which forced the temporary closure of a significant number of the Company’s Gulf Coast region stores. 2008 was a challenging year with reduced consumer spending resulting in lower sales as compared to 2007. In spite of the weak economy, the Company achieved a comparable store sales increase in one of its key merchandise categories (i.e., those categories comprising greater than 5% of sales), namely cosmetics.  The increase in cosmetics continues to be driven by strong fragrance demand and the installation of new Estee Lauder and Clinique counters.  The Company’s principal focus is on consumers in small markets which the Company believes are under-served. Although the Company experienced comparable store decreases in all its markets, its small market stores outperformed stores in its mid-sized and larger markets.  On a market population basis, utilizing a ten mile radius from each store, the Company experienced a 5.0% comparable store sales decrease in its small market stores, or those in market areas with populations of less than 50,000, in 2008, versus a comparable store sales decrease of 0.5% in 2007.  In the Company’s mid-sized market stores, or those in market areas with populations of 50,000 to 150,000, 2008 comparable stores sales decreased by 6.6% as compared to a 3.1% decrease in 2007.  In the Company’s large market stores, or those in market areas with populations greater than 150,000, 2008 comparable store sales decreased 8.3% as compared to a decrease of 3.1% in 2007.  The small market stores continue to be the focus of the Company’s new store expansion plans as these stores are consistently the best performers for the Company.

The following is a summary of the changes between 2008 and 2007 in the components of cost of sales, expressed as a percent of sales:

Increase in the Components of Cost of Sales
2008 Compared to 2007

Merchandise cost of sales	0.3%
Buying, occupancy and distribution expenses	1.5
Increase in merchandise cost of sales and related buying, occupancy and distribution expenses rate	1.8%

Gross profit decreased 7.9% to $409.6 million for the current year from $444.7 million for the prior year.   Gross profit, as a percent of sales, was 27.0% in the current year and 28.8% in the prior year. The increase in merchandise cost of sales is primarily the result of operating in a heightened promotional environment.    The increase in the buying, occupancy and distribution expenses rate was principally due to increased store occupancy and store depreciation costs due to the increased store count versus 2007, coupled with deleveraging of costs due to lower sales compared to 2007.

Selling, general and administrative (“SG&A”) expenses in 2008 increased approximately $1.0 million, or 0.3%, to $351.2 million from $350.2 million in 2007, in spite of operating 45 net additional stores in the current year, which represents a 6.5% increase in store count from prior year.  As a percent of sales, SG&A expenses increased to 23.2% in 2008 from 22.7% in 2007.  The increase in the SG&A rate in 2008 over 2007 was primarily due to higher utility costs and a deleveraging of costs caused by lower sales in the current year.

Store opening costs in 2008 of $6.5 million include costs related to 56 stores opened and 12 stores relocated.  In 2007, the Company incurred $4.7 million in store opening costs related to 47 new stores and 18 stores relocated.

The Company tests goodwill for impairment annually in the fourth quarter or more frequently when indicators of impairment exist.  As a result of the decline in the market capitalization for the Company given the recent reduction in market multiples, and the current challenging economic environment and its impact on the Peebles reporting unit’s sales and earnings performance, the Company determined that an interim impairment test was necessary during the third quarter of 2008.  Upon completion of the impairment test in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company concluded that a write-off of the carrying value of the goodwill recorded was warranted.  As a result, the Company recorded a goodwill impairment charge of $95.4 million in the third quarter of 2008.

Net interest expense was $5.2 million in 2008 as compared to $4.8 million in 2007. Interest expense is primarily comprised of interest on borrowings under the Company’s Revolving Credit Facility, related letters of credit and commitment fees, amortization of debt issue costs and interest on financing lease obligations and equipment financing notes. The increase in interest expense is primarily due to additional interest expense of $2.1 million on the equipment financing loans, which had weighted average borrowings of $40.5 million in 2008 compared to $6.1 million in 2007. This was partially offset by lower weighted average interest rates on reduced borrowings under the Company’s Revolving Credit Facility (see “Liquidity and Capital Resources”).  The Revolving Credit Facility was fully paid down at the end of 2008 as compared to $63.5 million outstanding at the end of 2007.

The effective tax rate in 2008, reflecting the impact of the goodwill impairment of $95.4 million which is a non-deductible expense for income tax purposes, was (34.5%).  The Company’s effective tax rate for 2008, excluding the impact of the goodwill impairment charge, was 36.0% and 37.6% in 2007, which resulted in income tax expense of $16.8 million in 2008 as compared to income tax expense of $31.9 million in 2007. The effective tax rate for 2008 benefited from $1.2 million of work opportunity tax credits.

 As a result of the foregoing, the Company had a net loss of $65.5 million in 2008 as compared to net income of $53.1 million in 2007.   Excluding the impairment charge, the Company’s net income was $29.8 million, or $0.77 per diluted share.

2007 Compared to 2006

Sales for 2007 decreased 0.3% to $1,545.6 million from $1,550.2 million for 2006, which was a 53 week fiscal year.  Sales during the fifty-third week of 2006 were $21.4 million.  Excluding the impact of the fifty-third week, total sales increased 1.1% or $16.8 million.  This increase was driven by $104.6 million in sales generated by new stores that were not in the comparable store base during 2006 offset by a decline in comparable store sales of $15.0 million, sales of $10.7 million from stores that were closed in 2007 and inventory liquidation sales of $62.1 million in 2006 generated by the acquired B.C. Moore stores prior to their conversion to Peebles stores.  Comparable store sales (52 weeks in 2007 versus first 52 weeks in 2006), which are sales in stores open at least fourteen months prior to the reporting period, decreased 1.1% during 2007 (“2007 comparable store sales”) as compared to a 3.5% increase in 2006.

Comparable store sales increase (decrease) by quarter is presented below:

	Fiscal Year
	2007	2006
1st Quarter	0.1%	3.2%
2nd Quarter	0.5	4.5
3rd Quarter	(1.0)	4.1
4th Quarter	(3.1)	2.5	*
Total Year	(1.1)	3.5	*

* Excludes the impact of the 14th week in the 4th quarter and the impact of the 53rd week in 2006.

Sales in 2007 were negatively impacted by unseasonable and inconsistent weather patterns as well as the overall weak economy.  In spite of these factors, the Company achieved 2007 comparable store sales increases in certain of its key merchandise categories (i.e., those categories comprising greater than 5% of sales), namely dresses, cosmetics and special sizes.  The increase in cosmetics was driven by the continuing installation of new Estee Lauder and Clinique counters while the increase in special sizes is the result of the merchandising initiative to grow the plus size business through further enhancement of merchandise mix and product selection supported by expanded selling floor space.  On a market population basis, utilizing a ten mile radius from each store, the Company achieved a 0.5% comparable store sales increase in its small market stores, or those in market areas with populations of less than 50,000 in 2007, versus a comparable store sales increase of 3.6% in 2006.  In the Company’s mid-sized market stores, or those in market areas with populations of 50,000 to 150,000, 2007 comparable stores sales decreased by 3.1% as compared to a 3.5% increase in 2006.  In the Company’s large market stores, or those in market areas with populations greater than 150,000, 2007 comparable store sales decreased 3.1% as compared to an increase of 3.3% in 2006.  The small market stores continue to be the focus of the Company’s new store expansion plans.

The following is a summary of the changes between 2007 and 2006 in the components of cost of sales, expressed as a percent of sales:

Increase in the Components of Cost of Sales
2007 Compared to 2006

Merchandise cost of sales	0.2%
Buying, occupancy and distribution expenses	0.3
Increase in merchandise cost of sales and related buying, occupancy and distribution expenses rate	0.5%

Gross profit decreased 1.9% to $444.7 million for 2007 from $453.5 million for 2006.   Gross profit, as a percent of sales, was 28.8% in 2007 and 29.3% in 2006.  The increase in the merchandise cost of sales rate was primarily due to the higher gross margin rate realized on 2006 B.C. Moore inventory liquidation sales.  The increase in the buying, occupancy and distribution expenses rate was principally due to higher store occupancy and depreciation costs due to the increased store count and deleveraging of the somewhat fixed expenses due to lower sales.  This increase was partly offset because 2006 included a $3.3 million charge (0.2% of sales) related to the correction of an error in accounting for distribution center handling credits.  Prior to 2006, these credits were recognized in income when received.  Beginning in 2006, the Company began deferring recognition of these credits by recording a reserve against its inventory.

SG&A expenses in 2007 decreased $2.6 million, or 0.1%, to $350.2 million from $352.9 million in 2006.  As a percent of sales, SG&A expenses decreased to 22.7% in 2007 from 22.8% in 2006.  SG&A expenses in 2006 included expenses associated with the B.C. Moore stores prior to their conversion and re-opening as Peebles stores totaling $22.8 million, which among other things, included the fee earned by the liquidator that managed operations of the stores during this period.  Excluding B.C. Moore liquidation period sales and related SG&A expenses, the 2006 SG&A rate would have been 22.2%.  The increase in the SG&A rate in 2007 over 2006 adjusted rate was primarily due to increased advertising costs, principally in the Peebles stores and deleveraging of the fixed components of SG&A expenses due to lower sales.

Store opening costs in 2007 of $4.7 million include costs related to 47 stores opened and 18 stores relocated.  In 2006, the Company incurred $7.8 million in store opening costs related to 39 new stores and nine stores relocated, as well as expenses associated with the transition and conversion of 69 former B.C. Moore stores into Peebles stores.

Net interest expense was $4.8 million in 2007 as compared to $5.0 million in 2006.  The decrease is reflective of the lower weighted average interest rate of 6.2% for 2007 as compared to 6.9% for 2006.  The 2007 rate included the benefit of a reduction in the applicable interest rate charged under the Company’s Revolving Credit Facility (see “Liquidity and Capital Resources”).  Interest expense is primarily comprised of interest on borrowings under the Company’s Revolving Credit Facility, related letters of credit and commitment fees, amortization of debt issue costs and interest on financing lease obligations and equipment financing notes.

The Company’s effective tax rate was 37.6% in 2007 and 37.0% in 2006, which resulted in income tax expense of $32.0 million in 2007 as compared to income tax expense of $32.5 million in 2006.  The increase in the effective tax rate was due to the legislation enacted by the Texas Legislature which subjected the Company to a Texas income tax effective during the second quarter of 2007.

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

The following table shows quarterly information (unaudited) for the Company (in thousands, except per share amounts):

	Fiscal Year 2008
	Q1	Q2	Q3		Q4
Net sales	$353,536	$372,707	$333,756		$455,821
Gross profit	$95,598	$106,558	$74,720		$132,708
Net income (loss)	$2,263	$9,663	$(102,796	)(1)	$25,335

Basic earnings (loss) per common share	$0.06	$0.25	$(2.66	)(1)	$0.67
Diluted earnings (loss) per common share	$0.06	$0.25	$(2.66	) (1)	$0.67

Basic weighted average shares	38,243	38,342	38,603		37,951
Diluted weighted average shares	38,919	38,960	38,603		37,994

	Fiscal Year 2007
	Q1	Q2	Q3		Q4
Net sales	$358,244	$359,205	$355,147		$473,010
Gross profit	$98,325	$105,487	$94,249		$146,653
Net income	$9,107	$9,876	$2,446		$31,651

Basic earnings per common share	$0.21	$0.23	$0.06		$0.80
Diluted earnings per common share	$0.20	$0.23	$0.06		$0.78

Basic weighted average shares	43,507	42,408	41,400		39,742
Diluted weighted average shares	44,790	43,373	42,258		40,462

(1)  Amounts include the effect of the $95.4 million goodwill impairment charge.

Liquidity and Capital Resources

The Company's liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows, (iii) normal trade credit terms from the vendor and factor community, (iv) equipment financing and (v) its Revolving Credit Facility.

The Company has a $250.0 million senior secured revolving credit facility (the "Revolving Credit Facility") that matures on April 20, 2012.  The Revolving Credit Facility includes an uncommitted accordion feature to increase the size of the facility to $350.0 million.  Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement.  The daily interest rates on the Company’s Revolving Credit Facility borrowings are determined by a prime rate, or Eurodollar rate plus an applicable margin, as set forth in the Revolving Credit Facility agreement.  Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility.  The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements.  During 2008, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 3.7% and $35.3 million, respectively as compared to 6.2% and $46.7 million, respectively, in 2007.

The Company also issues letters of credit to support certain merchandise purchases and to collateralize retained risks and deductibles under various insurance programs.  The Company had outstanding letters of credit totaling approximately $9.8 million at January 31, 2009 under the Revolving Credit Facility.  These letters of credit expire within twelve months of issuance.  Excess borrowing availability under the Revolving Credit Facility at January 31, 2009, net of letters of credit outstanding and outstanding borrowings, was $175.3 million.

The Revolving Credit Facility contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances, and (iii) related party transactions.  At January 31, 2009, the Company was in compliance with all of the financial covenants of the Revolving Credit Facility and expects to continue to be in compliance in 2009.

During 2008, the Company borrowed $24.8 million under equipment financing notes bearing interest rates ranging from 4.6% to 6.0%.  The equipment financing notes are payable in monthly installments over a five-year term and are secured by certain fixtures and equipment.

The Company generated $162.8 million in cash from operating activities in the current year.  Net loss, adjusted for non-cash expenses, including the $95.4 million goodwill impairment, provided cash of approximately $107.9 million.  Changes in operating assets and liabilities provided net cash of approximately $37.4 million, which included a $28.1 million decrease in merchandise inventories due to tight inventory management and control.  In addition, there was a decrease in other assets, which was primarily caused by a decrease in the deferred compensation assets due to significant employee distributions and a decline in value of its underlying assets, as well as decreases in prepaid merchandise and taxes receivables totaling $25.3 million.  This was offset by a decrease in accounts payable and other liabilities of $16.0 million, which also included the decrease in the deferred compensation liabilities related to the abovementioned deferred compensation assets.  Additionally, cash flows from operating activities included construction allowances from landlords of $17.5 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

In 2008, the Company paid quarterly cash dividends of $0.05 per share on the Company’s common stock, which totaled $7.7 million.  On February 26, 2009, the Company’s Board declared a quarterly cash dividend of $0.05 per share of common stock, which was paid on March 25, 2009 to shareholders of record at the close of business on March 10, 2009.

Capital expenditures for 2008 were $99.8 million compared to $95.3 million in 2007.  The Company opened 56 new stores and relocated 12 stores in 2008 and opened 47 new stores and relocated 18 stores in 2007.  The Company received construction allowances from landlords of $17.5 million in 2008 to fund a portion of the capital expenditures related to store leasehold improvements in new and relocated stores, while $18.8 million was received from landlords in 2007.  These funds have been recorded as deferred rent credits in the balance sheet and are amortized as an offset to rent expense over the lease term commencing with the date the allowances were earned.

Management currently estimates that capital expenditures in 2009, net of construction allowances to be received from landlords, will be approximately $50.0 million.  The expenditures will principally be for the opening of new stores, store expansions, relocations and remodels.

While there can be no assurances, management believes that there should be sufficient liquidity to cover both the Company's short-term and long-term funding needs.

Contractual Obligations

The Company has numerous contractual commitments for purchases of merchandise inventories, services arising in the ordinary course of business, letters of credit, Revolving Credit Facility and other debt service and leases.  Presented below is a summary of the Company's contractual obligations as of January 31, 2009 (in thousands).  These items are discussed in further detail in Note 5 and Note 10 to the Consolidated Financial Statements.

		Payment Due by Period
		Less Than	1-3	4-5	More than 5
Contractual Obligations	Total	One Year	Years	Years	Years

Equipment financing	$49,937	$10,835	$23,606	$15,496	$-
Documentary letters of credit (1)	1,974	1,974	-	-	-
Capital and finance lease obligations	7,075	397	957	1,169	4,552
Operating lease obligations (undiscounted) (2)	452,732	72,855	123,951	96,799	159,127
Interest payments	10,581	3,222	4,388	1,631	1,340
Other purchase obligations (3)	19,891	11,719	7,534	638	-
Total contractual cash obligations	$542,190	$101,002	$160,436	$115,733	$165,019

(1)
These documentary letters of credit support the importing of private label merchandise.  The Company also had outstanding stand-by letters of credit that totaled approximately $7.9 million at January 31, 2009, of which $5.2 million were also issued in support of importing the Company's private label merchandise.  The remaining stand-by letters of credit of $2.7 million are required to collateralize retained risks and deductibles under various insurance programs.  The estimated liability that will be paid in cash related to stand-by letters of credit supporting insurance programs are reflected in accrued expenses.  If the Company fails to make payments when due, the beneficiaries of letters of credit could make demand for payment under the letters of credit.

(2)
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

(3)
Other purchase obligations include legally binding contracts such as firm commitments for utility purchases, capital expenditures, software acquisition/license commitments and legally binding service contracts.  For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  If the obligation to purchase goods or services is noncancelable, the entire value of the contract is included in the above table.  If the obligation is cancelable, but the Company would incur a penalty if cancelled, the dollar amount of the penalty is included as an “other purchase obligation.”  The Company fully expects to receive the benefits of the goods or services in connection with fulfilling its obligation under these agreements.  The expected timing for payment of the obligations discussed above is estimated based on current information.  Timing of payments and actual amounts paid may be different depending on the timing of receipt of goods or services or changes to agreed-upon amounts for some obligations.

In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise typically up to six months in advance of expected delivery.  These purchase orders do not contain any significant termination payments or other penalties if cancelled.  As of January 31, 2009, the Company had outstanding purchase orders of $166.4 million.

The Company’s funding policy is to make contributions to maintain the minimum funding requirements for its pension obligations in accordance with the Employee Retirement Income Security Act.  The Company may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover short-term liquidity needs of the plans in order to maintain current invested positions.  The Company expects to contribute approximately $3.0 million during 2009.

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

Inventory valuation.  The Company values inventory using the weighted average cost method (the “cost method”).  The Company capitalizes distribution center costs associated with preparing inventory for sale, such as distribution payroll, benefits, occupancy, depreciation and other direct operating expenses.  The Company also includes the cost of freight to the Company’s distribution centers and to stores as well as duties and fees related to import purchases.  The Company maintains a lower of cost or market reserve for inventory where the cost of an individual item is greater than the selling price less a reasonable profit margin net of incremental selling costs.

Vendor allowances.   The Company receives consideration from its merchandise vendors in the form of allowances and reimbursements.  Given the promotional nature of the Company’s business, the allowances are generally intended to offset the Company’s costs of handling, promoting, advertising and selling the vendors’ products in its stores.  Vendor allowances related to the purchase of inventory are recorded as a reduction to the cost of inventory.  Vendor allowances are recognized as a reduction of cost of goods sold or related selling expense when the purpose for which the vendor funds were intended to be used has been fulfilled and amounts have been authorized by vendors.

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

Buildings & improvements	20
Store and office fixtures and equipment	5-10
Warehouse equipment	5-15
Leasehold improvements- stores	5-15
Leasehold improvements- corporate office	10-20

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

Goodwill and goodwill impairment.  Goodwill represents the excess of consideration over the fair value of tangible and intangible net assets acquired in connection with the acquisitions of Peebles Inc. (“Peebles”) and B.C. Moore & Sons, Incorporated (“B.C. Moore” and collectively with Peebles, the “Peebles reporting unit”).  The Company historically tested goodwill for impairment annually in the fourth quarter or more frequently when indicators of impairment exist.  As a result of the decline in the market capitalization for the Company, and given the recent reduction in market multiples and the current challenging economic environment and its impact on the Peebles reporting unit’s sales and earnings performance, the Company determined that an interim impairment test was necessary during the third quarter of fiscal 2008.

SFAS 142 prescribes a two-step method for determining goodwill impairment.  The valuation of the Peebles reporting unit for the impairment test was performed utilizing the services of outside valuation consultants using market valuation multiples, comparable transaction multiples and the expected cash flows of the Peebles reporting unit.  Upon completion of the impairment test in accordance with the provisions of SFAS 142, the Company concluded that a write-off of the carrying value of the goodwill recorded was warranted.   As a result, the Company recorded a goodwill impairment charge of $95.4 million, which is not deductible for income tax purposes.

Intangible asset and impairment of intangible assets.  In connection with acquisitions, other intangible assets separate and apart from goodwill are required to be recognized if such assets arise from contractual or other legal rights or if such assets are separable from the acquired business.  Determining a fair value for such items requires a high degree of judgment, assumptions and estimates.  As a part of the acquisition of Peebles, the Company acquired the rights to the tradename and trademark (collectively the “Tradename”) of “Peebles,” which was identified as an indefinite life intangible.  The value of the Tradename was determined to be $14.9 million at the time of the Peebles acquisition.

Indefinite life intangible assets are not amortized but are tested for impairment annually or more frequently when indicators of impairment exist.  The Company completed an interim impairment test during the third quarter of 2008 in connection with the goodwill impairment test and its annual impairment test during the fourth quarter of 2008 and determined there was no impairment in intangible asset.

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

Gift card and merchandise credits liability.  Unredeemed gift cards and merchandise credits are recorded as a liability. Gift card and merchandise credit breakage income (“breakage income”) represents the balance of gift cards and merchandise credits for which the Company believes the likelihood of redemption is remote.  Breakage income is recognized based on usage or actual redemptions as the cards are used.  The Company’s gift cards and merchandise credits are considered to be a large pool of homogeneous transactions.  During the fourth quarter of 2006, the Company accumulated enough historical data to determine the breakage rate and objectively determine the estimated time period of actual redemptions.  As a result, the Company recognized approximately $4.6 million of breakage income in 2006.  As 2006 was the first year in which the Company recognized breakage income, the amount recognized included the breakage income related to gift cards sold and merchandise credits issued since the inception of the various programs.  The Company recognized approximately $1.6 million and $1.4 million of breakage income in 2008 and 2007, respectively.  This income is recorded as other income and is included in the Consolidated Statements of Operations as a reduction in selling, general and administrative expenses.

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

Frozen defined benefit plans.  The Company maintains a frozen defined benefit plan. The plan’s obligations and related assets are presented in Note 9 to the Consolidated Financial Statements.  The plan’s assets are invested in actively managed and indexed mutual funds of domestic and international equities and investment-grade corporate bonds and U.S. government securities.   The plan’s obligations and the annual pension expense are determined by independent actuaries using a number of assumptions.  Key assumptions in measuring the plan’s obligations include the discount rate applied to future benefit obligations and the estimated future return on plan assets.  At January 31, 2009, assumptions used were a weighted average discount rate of 6.8% and a weighted average long-term rate of return on the plan assets of 8.0%.

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

 In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”).  SFAS 158 requires an employer to recognize an asset for a plan’s over funded status or a liability for a plan’s under funded status, measure a plan’s assets and its obligations that determine its funded status as of the date of the employer’s fiscal year-end, and recognize changes in the funded status in the year in which the changes occur.  The Company adopted the recognition provision of this statement during fiscal 2006.  See Note 9.  Effective for fiscal years ending after December 15, 2008, SFAS 158 requires a company to measure the funded status of a plan as of the date of its year-end statement of financial position.  The Company adopted the measurement date provision of SFAS 158 effective as of February 3, 2008.  The cumulative effect resulting from the change in the measurement date, net of tax, was recorded as an adjustment to retained earnings in the Consolidated Statements of Stockholders’ Equity as of the beginning of 2008.

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

Borrowings under the Company's Revolving Credit Facility bear a floating rate of interest.  As of January 31, 2009, outstanding borrowings under the Company's Revolving Credit Facility were nil.  On future borrowings, an increase in interest rates in the future may have a negative impact on the Company's results of operations and cash flows.  The Company had average daily borrowings of $35.2 million bearing a weighted average interest rate of 3.7% during 2008.  A hypothetical 10% change in interest rates would have had a $0.1 million effect on the Company’s annual results of operations and cash flows.

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

The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures and concluded that the Company's disclosure controls and procedures were effective as of January 31, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company's internal control over financial reporting was effective as of January 31, 2009.

Our independent registered public accounting firm, Deloitte & Touche LLP, with direct access to our Board of Directors through our Audit Committee, have audited the consolidated financial statements prepared by the Company and have issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

/s/ ANDREW T. HALL	/s/ EDWARD J. RECORD
Andrew T. Hall	Edward J. Record
President and Chief Executive Officer	Executive Vice President and
March 30, 2009	Chief Financial Officer
March 30, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information pertains to the executive officers of the Company as of March 23, 2009:

Name	Age	Position
Andrew T. Hall	48	President and Chief Executive Officer, Director
Edward J. Record	41	Executive Vice President and Chief Financial Officer
Richard A. Maloney	60	President and Chief Operating Officer of the Peebles Division
Ernest R. Cruse	58	Executive Vice President, Store Operations
Ron D. Lucas	61	Executive Vice President, Human Resources
Joanne Swartz	49	Executive Vice President, Advertising and Sales Promotion
Gough H. Grubbs	60	Senior Vice President, Logistics and Distribution
Russell A. Lundy II	46	Senior Vice President, Peebles Stores
Richard E. Stasyszen	48	Senior Vice President, Finance and Controller
Mel B. Ward	55	Senior Vice President, Real Estate

Mr. Hall joined the Company in February of 2006 as President and Chief Operating Officer and assumed the position of President and Chief Executive Officer in November of 2008.  From June of 2003 to February of 2006, he served as Chairman of Foley’s, a Houston-based division of Federated Department Stores, Inc.  From June of 2002 to June of 2003, he served as Foley’s Chief Financial Officer.

Mr. Record joined the Company in May of 2007 as Executive Vice President and Chief Administrative Officer and became Chief Financial Officer in September of 2007.  From October of 2005 to May of 2007, he served as Senior Vice President of Finance of Kohl's Corporation.  From June of 2002 to October of 2005, Mr. Record served as Senior Vice President of Finance, Controller of Belk, Inc.

Mr. Maloney joined the Company in October of 2008 as President and Chief Operating Officer of the Peebles Division.    From 2003 to 2008, he served as the Senior Partner of The Remark Group, a retail consulting firm that he founded.  From 1996 to 2003, he served as President and CEO of the Meier and Frank division of The May Department Stores.  Prior to that time, he also held various senior merchandising positions at a number of former Macy’s divisions.

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

Mr. Grubbs joined the Company in February of 1996 as Vice President, Distribution and was promoted to Senior Vice President, Logistics and Distribution in April of 2003.

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

New York Stock Exchange Required Disclosures

Because the Company’s common stock is listed on the New York Stock Exchange (the “NYSE”), the Company filed with the NYSE an Annual CEO Certification as of July 15, 2008, regarding the Company’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A.12(a) of the NYSE Listed Company Manual.  In addition, the Company has filed as exhibits to this Form 10-K, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation called for by this item is incorporated by reference to “Information Relating to Board of Directors and Committees – Compensation Committee-Compensation Committee Interlocks and Insider Participation,” “Compensation of Directors and Executive Officers” and “Compensation of Directors and Executive Officers – Compensation Committee Report” in the Proxy Statement.

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

10.2†	Stage Stores, Inc. 2008 Equity Incentive Plan is incorporated by reference to Appendix A of Stage Stores’ Proxy Statement on Form DEF 14A (Commission File No. 1-14035) filed April 21, 2008.

10.3†
Form of Performance Based Share Agreement prior to March 28, 2007 is incorporated by reference to Exhibit 10.1 of Stage Stores’ Current Report on Form 8-K (Commission File No. 1-14035) filed April 1, 2005.

10.4†
Form of Performance Based Share Agreement beginning March 28, 2007 is incorporated by reference to Exhibit 10.3 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed April 1, 2008.

10.5†	Form of Stock Appreciation Rights Agreement is incorporated by reference to Exhibit 10.4 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed April 1, 2008.

10.6†	Form of Restricted Stock Award Agreement is incorporated by reference to Exhibit 10.5 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed April 1, 2008.

10.7†	Form of Nonstatutory Stock Option Agreement is incorporated by reference to Exhibit 10.2 of Stage Stores’ Current Report on Form 8-K (Commission File No. 1-14035) filed April 1, 2005.

10.8†
Stage Stores, Inc. Nonqualified Deferred Compensation Plan, as Amended and Restated effective June 5, 2008 is incorporated by reference to Exhibit 4.4 of Stage Stores’ Form S-8 (Commission File No. 333-151568) filed June 10, 2008.

10.9*†	Stage Stores, Inc. Amended and Restated 2003 Non-Employee Director Equity Compensation Plan effective December 19, 2008.

10.10†
Form of Shareholder Agreement for restricted stock under the Stage Stores, Inc. 2003 Non-Employee Director Equity Compensation Plan is incorporated by reference to Exhibit 10.6 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed April 28, 2005.

10.11
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

10.12
Limited Waiver and First Amendment to Credit Agreement dated November 4, 2003, by and among Specialty Retailers (TX) LP, Stage Stores, Inc. and the named subsidiaries of Stage Stores, Inc., Fleet Retail Finance Inc. and the other lenders named therein is incorporated by reference to Exhibit 10.1 of Stage Stores’ Current Report on Form 8-K (Commission File No. 1-14035) filed November 12, 2003.

10.13
Second Amendment to Credit Agreement dated January 10, 2005, by and between Specialty Retailers (TX) LP, Stage Stores, Inc. and the named subsidiaries of Stage Stores, Inc., Fleet National Bank, Fleet Retail Group, Inc. and the other lenders named therein (Commission File No. 1-14035) filed January 29, 2005.

10.14
Third Amendment to Credit Agreement dated as of December 31, 2005, by and between Specialty Retailers (TX) LP, Stage Stores, Inc. and the named subsidiaries of Stage Stores, Inc., Bank of America, N.A. (f/k/a Fleet National Bank), Fleet Retail Group, Inc. and the other lenders named therein (Commission File No 1-14035) filed April 13, 2006.

10.15
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

10.16
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

10.17
Sixth Amendment to Credit Agreement dated as of November 20, 2007, by and among Specialty Retailers, Inc., Stage Stores, Inc., SRI General Partner LLC, Bank of America, N.A. (f/k/a Fleet National Bank) and the other lenders and parties named therein is incorporated by reference to Exhibit 10.2 of Stage Stores’ Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed December 12, 2007.

10.18
Intercreditor Agreement dated September 12, 2003 among World Financial Network National Bank, Specialty Retailers (TX) LP, Stage Stores, Inc. and Fleet Retail Finance Inc. is incorporated by reference to Exhibit 2.3 of Stage Stores’ Current Report on Form 8-K (Commission File No. 1-14035) filed September 22, 2003.

10.19
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

10.21
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

10.23
Third Amendment to Amended and Restated Private Label Credit Card Program Agreement dated as of May 18, 2007, by and among Stage Stores, Inc., Specialty Retailers (TX) LP and World Financial Network National Bank is incorporated by reference to Exhibit 10.2 of Stage Stores’ Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed June 7, 2007.

10.24
Fourth Amendment to Amended and Restated Private Label Credit Card Program Agreement dated as of June 30, 2007, by and among Stage Stores, Inc., Specialty Retailers (TX) LP and World Financial Network National Bank is incorporated by reference to Exhibit 10.2 of Stage Stores’ Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed September 12, 2007.

10.25*
Fifth Amendment to Amended and Restated Private Label Credit Card Program Agreement dated as of November 1, 2008, by and among Stage Stores, Inc., Specialty Retailers, Inc. and World Financial Network National Bank.

10.26†
Employment Agreement between James Scarborough and Stage Stores, Inc. dated January 30, 2002 is incorporated by reference to Exhibit 10.17 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed April 12, 2002.

10.27†
Employment Agreement between Ronald Lucas and Stage Stores, Inc. dated January 30, 2002 is incorporated by reference to Exhibit 10.19 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed April 12, 2002.

10.28†
Employment Agreement between Ernest Cruse and Stage Stores, Inc. dated January 30, 2002 is incorporated by reference to Exhibit 10.20 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed April 12, 2002.

10.29†
Employment Agreement between Dennis Abramczyk and Stage Stores, Inc. dated January 30, 2002 is incorporated by reference to Exhibit 10.23 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed April 23, 2003.

10.30†
Employment Agreement between Cynthia Murray and Stage Stores, Inc. dated August 2, 2004 is incorporated by reference to Exhibit 10 of Stage Stores’ Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed August 30, 2004.

10.31†
Employment Agreement between Andrew Hall and Stage Stores, Inc. dated February 10, 2006 is incorporated by reference to Exhibit 10 of Stage Stores’ Current Report on Form 8-K (Commission File No. 1-14035) filed February 15, 2006.

10.32†
Employment Agreement between Ed Record and Stage Stores, Inc. dated September 13, 2007 is incorporated by reference to Exhibit 10.1 of Stage Stores’ Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed December 12, 2007.

10.33†
Retirement Agreement between Dennis Abramczyk and Stage Stores, Inc. dated October 15, 2008 is incorporated by reference to Exhibit 10.1 of Stage Store’s Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed December 19, 2008.

10.34†
Employment Agreement between Richard Maloney and Stage Stores, Inc. dated October 21, 2008 is incorporated by reference to Exhibit 10.2 of Stage Stores’ Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed December 19, 2008.

10.35*†	Consulting Agreement between James Scarborough and Stage Stores, Inc. dated November 3, 2008.

14	Code of Ethics for Senior Officers is incorporated by reference to Exhibit 99.4 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed April 23, 2003.

18
Preferability Letter from Independent Registered Public Accounting Firm dated October 19, 2006 is incorporated by reference to Exhibit 18 of Stage Stores’ Quarterly Report on Form 10-Q (Commission File No 1-14035) filed October 24, 2006.

21*	Subsidiary of Stage Stores, Inc.

23*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney: Directors (Form 10-K).

24.2*	Power of Attorney: Section 16 Filers.

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

______________________________________________
*	Filed electronically herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAGE STORES, INC.

/s/ Andrew T. Hall	March 30, 2009
Andrew T. Hall
President and Chief Executive Officer
(Principal Executive Officer)

STAGE STORES, INC.

/s/ Edward J. Record	March 30, 2009
Edward J. Record
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

STAGE STORES, INC.

/s/ Richard E. Stasyszen	March 30, 2009
Richard E. Stasyszen
Senior Vice President, Finance and Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

*	Director	March 30, 2009	*	Director	March 30, 2009
Alan J. Barocas			William J. Montgoris

*	Director	March 30, 2009	*	Director	March 30, 2009
Michael L. Glazer			Sharon B. Mosse

/s/ Andrew T. Hall	Director	March 30, 2009	*	Director	March 30, 2009
Andrew T. Hall			James R. Scarborough

*	Director	March 30, 2009	*	Director	March 30, 2009
John T. Mentzer			David Y. Schwartz

(Constituting a majority of the Board of Directors)

			*By:	/s/ Edward J. Record
Edward J. Record
Attorney-in-Fact

This Page Intentionally Left Blank

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF STAGE  STORES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Stage Stores, Inc.

We have audited the accompanying consolidated balance sheets of Stage Stores, Inc. and subsidiary (the "Company") as of January 31, 2009 and February 2, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2009. We also have audited the Company's internal control over financial reporting as of January 31, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting at Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stage Stores, Inc. and subsidiary as of January 31, 2009 and February 2, 2008, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP
Houston, Texas
March 30, 2009

Stage Stores, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	January 31, 2009	February 2, 2008

ASSETS
Cash and cash equivalents	$26,278	$17,028
Merchandise inventories, net	314,517	342,622
Current deferred taxes	385	32
Prepaid expenses and other current assets	30,439	43,557
Total current assets	371,619	403,239

Property, equipment and leasehold improvements, net	367,135	329,709
Goodwill	-	95,374
Intangible asset	14,910	14,910
Other non-current assets, net	14,379	28,258
Total assets	$768,043	$871,490

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$97,760	$94,505
Current portion of debt obligations	11,161	6,158
Accrued expenses and other current liabilities	60,727	66,538
Total current liabilities	169,648	167,201

Debt obligations	45,851	94,436
Deferred taxes	8,208	-
Other long-term liabilities	94,333	89,007
Total liabilities	318,040	350,644

Commitments and contingencies

Common stock, par value $0.01, 100,000 shares authorized,55,849 and 55,113 shares issued, respectively	558	551
Additional paid-in capital	494,765	479,960
Less treasury stock - at cost, 17,986 and 16,907 shares, respectively	(286,751)	(277,691)
Accumulated other comprehensive loss	(5,138)	(1,766)
Retained earnings	246,569	319,792
Stockholders' equity	450,003	520,846
Total liabilities and stockholders' equity	$768,043	$871,490

The accompanying notes are an integral part of these statements.

Stage Stores, Inc.
Consolidated Statements of Operations
(in thousands, except earnings per share)

	Fiscal Year
	2008	2007	2006
Net sales	$1,515,820	$1,545,606	$1,550,180
Cost of sales and related buying, occupancy and distribution expenses	1,106,236	1,100,892	1,096,693
Gross profit	409,584	444,714	453,487

Selling, general and administrative expenses	351,246	350,248	352,870
Store opening costs	6,479	4,678	7,825
Goodwill impairment	95,374	-	-
Interest expense, net of income of $23, $0 and $175, respectively	5,216	4,792	5,011
(Loss) income before income tax	(48,731)	84,996	87,781
Income tax expense	16,804	31,916	32,479
Net (loss) income	$(65,535)	$53,080	$55,302

Basic and diluted (loss) earnings per share data:

Basic (loss) earnings per share	$(1.71)	$1.27	$1.33
Basic weighted average shares outstanding	38,285	41,764	41,559

Diluted (loss) earnings per share	$(1.71)	$1.24	$1.25
Diluted weighted average shares outstanding	38,285	42,720	44,111

The accompanying notes are an integral part of these statements.

Stage Stores, Inc.
Consolidated Statements of Cash Flows
 (in thousands)

	Fiscal Year
	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(65,535)	$53,080	$55,302
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Goodwill impairment	95,374	-	-
Depreciation and amortization	58,985	49,699	45,534
Gain on insurance proceeds related to property, equipment and leasehold improvements	-	-	(2,151)
Deferred income taxes	11,419	21,095	6,397
Stock-based compensation tax benefits	1,356	3,816	7,234
Stock-based compensation expense	7,671	7,695	4,827
Amortization of debt issuance costs	263	239	447
Excess tax benefits from stock-based compensation	(2,207)	(3,801)	(6,925)
Deferred compensation obligation	494	-	-
Proceeds from sale of proprietary credit card portfolio, net	-	-	4,436
Construction allowances from landlords	17,536	18,765	8,946
Other changes in operating assets and liabilities:
Decrease (increase) in merchandise inventories	28,105	(9,859)	(47,814)
Decrease (increase) in other assets	25,319	(4,531)	(7,001)
Decrease in accounts payable and other liabilities	(15,997)	(11,663)	(14,067)
Net cash provided by operating activities	162,783	124,535	55,165

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(99,841)	(95,311)	(71,914)
Acquisition of B.C. Moore, net of cash acquired	-	-	(35,622)
Proceeds from insurance and retirements of property, equipment and leasehold improvements	3	41	2,440
Net cash used in investing activities	(99,838)	(95,270)	(105,096)

Cash flows from financing activities:
Proceeds from (payments on):
Borrowings under revolving credit facility, net	(63,504)	49,869	13,635
Equipment financing	24,846	32,419	-
Finance lease obligations	2,640	1,850	-
Debt obligations	(7,564)	(158)	(74)
Debt issuance costs	(248)	(589)	-
Repurchases of common stock	(9,060)	(112,597)	(21,579)
Exercise of warrants	-	-	27,354
Exercise of stock options and stock appreciation rights	4,687	5,712	10,771
Excess tax benefits from stock-based compensation	2,207	3,801	6,925
Cash dividends	(7,699)	(8,410)	(4,918)
Net cash (used in) provided by financing activities	(53,695)	(28,103)	32,114

Net increase (decrease) in cash and cash equivalents	9,250	1,162	(17,817)

Cash and cash equivalents:
Beginning of period	17,028	15,866	33,683
End of period	$26,278	$17,028	$15,866

Supplemental disclosures:
Interest paid	$4,851	$4,573	$4,191
Income taxes paid	$3,162	$7,700	$34,920
Unpaid liabilities for capital expenditures	$8,243	$10,366	$4,190

The accompanying notes are an integral part of these statements.

Stage Stores, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands, except per share amounts)

						Accumulated
						Other
	Common		Additional	Treasury		Comprehensive
	Stock		Paid-in	Stock		Income	Retained
	Shares	Amount	Capital	Shares	Amount	(Loss)	Earnings	Total

Balance, January 28, 2006	49,550	$496	$412,290	(9,672)	$(143,515)	$(1,981)	$234,542	$501,832

Cumulative effect of changes in accounting principles related to inventory	-	-	-	-	-	-	(9,804)	(9,804)

Net income	-	-	-	-	-	-	55,302	55,302
Employee benefit related adjustment, net of tax of $0.6 million	-	-	-	-	-	1,000	-	1,000
Comprehensive income								56,302

Cumulative effect of adoption of SFAS No. 158, net of tax of $(0.6) million	-	-	-	-	-	(927)	-	(927)
Dividends on common stock,$0.12 per share	-	-	-	-	-	-	(4,918)	(4,918)
Issuance of stock award, net	10	-	-	-	(111)	-	-	(111)
Repurchases of common stock	-	-	-	(1,036)	(21,468)	-	-	(21,468)
Warrants exercised	3,338	33	27,321	-	-	-	-	27,354
Stock options exercised	1,445	14	10,757	-	-	-	-	10,771
Stock-based compensation expense	-	-	4,827	-	-	-	-	4,827
Stock-based compensation tax benefits	-	-	7,234	-	-	-	-	7,234
Recognition of pre-reorganization deferred tax assets	-	-	316	-	-	-	-	316

Balance, February 3, 2007	54,343	$543	$462,745	(10,708)	$(165,094)	$(1,908)	$275,122	$571,408

Net income	-	-	-	-	-	-	53,080	53,080
Employee benefit related adjustment,net of tax of $0.05 million	-	-	-	-	-	142	-	142
Comprehensive income								53,222

Dividends on common stock,$0.20 per share	-	-	-	-	-	-	(8,410)	(8,410)
Repurchases of common stock	-	-	-	(6,199)	(112,225)	-	-	(112,225)
Stock options exercised	724	8	5,704	-	-	-	-	5,712
Issuance of stock awards, net	46	-	-	-	(372)	-	-	(372)
Stock-based compensation expense	-	-	7,695	-	-	-	-	7,695
Stock-based compensation tax benefits	-	-	3,816	-	-	-	-	3,816

Balance, February 2, 2008	55,113	$551	$479,960	(16,907)	$(277,691)	$(1,766)	$319,792	$520,846

Cumulative effect of SFAS No. 158 measurement date provision, net of tax of $0.01 million	-	-	-	-	-	-	11	11

Net loss	-	-	-	-	-	-	(65,535)	(65,535)
Employee benefit related adjustment, net of tax of $2.0 million	-	-	-	-	-	(3,372)	-	(3,372)
Comprehensive loss								(68,907)

Dividends on common stock, $0.20 per share	-	-	-	-	-	-	(7,699)	(7,699)
Deferred compensation	-	-	494	-	(494)	-	-	-
Repurchases of common stock	-	-	-	(1,079)	(8,414)	-	-	(8,414)
Stock options and SARs exercised	664	7	4,680	-	-	-	-	4,687
Issuance of stock awards, net	72	-	-	-	(152)	-	-	(152)
Stock-based compensation expense	-	-	7,671	-	-	-	-	7,671
Stock-based compensation tax benefits	-	-	1,356	-	-	-	-	1,356
Recognition of pre-reorganization deferred tax assets	-	-	604	-	-	-	-	604

Balance, January 31, 2009	55,849	$558	$494,765	(17,986)	$(286,751)	$(5,138)	$246,569	$450,003

The accompanying notes are an integral part of these statements.

Stage Stores, Inc.
Notes to Consolidated Financial Statements

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of business: Stage Stores, Inc. (the “Company”) is a Houston, Texas-based regional, specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family.  As of January 31, 2009, the Company operated 739 stores located in 38 states.   The Company operates its stores under the four names of Bealls, Palais Royal, Peebles and Stage.

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

Fiscal year: References to a particular year are to the Company's fiscal year which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year.  For example, a reference to "2008" is a reference to the fiscal year ended January 31, 2009.  Fiscal years 2008 and 2007 were 52-week years and fiscal 2006 was a 53-week year.

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

Merchandise inventories:  The Company changed its method of accounting for merchandise inventories from the retail method to the weighted average cost method (the “cost method”) as of the beginning of 2006.  In connection with the change in its method of accounting for merchandise inventories to the cost method, the Company also changed its accounting policy to capitalize distribution center costs associated with preparing inventory for sale, such as distribution payroll, benefits, occupancy, depreciation and other direct operating expenses.  Approximately $9.8 million, net of tax of approximately $5.8 million, was recorded as a reduction of retained earnings in the Consolidated Statements of Stockholders’ Equity as of the beginning of 2006 in connection with these changes in accounting principles.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

The following is a summary of other accounting policies related to merchandise inventories under the cost method:

Freight and Other Purchase Costs – The Company includes in inventory the cost of freight to the Company’s distribution centers and to stores as well as duties and fees related to import purchases.  The Company also capitalizes distribution center costs associated with preparing inventory for sale, such as distribution payroll, benefits, occupancy, depreciation, and other direct operating expenses.

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

Stock-based compensation:  Stock-based compensation awards are accounted for in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123R”).  Under SFAS 123R, the Company recognizes compensation expense in an amount equal to the fair value of share-based payments granted to employees and independent directors.  That cost is recognized ratably in selling, general and administrative expense over the period during which an employee or independent director is required to provide service in exchange for the award.

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

Buildings & improvements	20
Store and office fixtures and equipment	5-10
Warehouse equipment	5-15
Leasehold improvements- stores	5-15
Leasehold improvements- corporate office	10-20

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

Goodwill and goodwill impairment:  Goodwill represents the excess of consideration over the fair value of tangible and intangible net assets acquired in connection with the acquisitions of Peebles Inc. (“Peebles”) and B.C. Moore & Sons, Incorporated (“B.C. Moore” and collectively with Peebles, the “Peebles reporting unit”). The Company historically tested goodwill for impairment annually in the fourth quarter or more frequently when indicators of impairment exist.  As a result of the decline in the market capitalization for the Company, and given the recent reduction in market multiples and the current challenging economic environment and its impact on the Peebles reporting unit’s sales and earnings performance, the Company determined that an interim impairment test was necessary during the third quarter of fiscal 2008.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), prescribes a two-step method for determining goodwill impairment.  The valuation of the Peebles reporting unit for the impairment test was performed utilizing the services of outside valuation consultants using market valuation multiples, comparable transaction multiples and the expected cash flows of the Peebles reporting unit.  Upon completion of the impairment test in accordance with the provisions of SFAS 142, the Company concluded that a write-off of the carrying value of the goodwill recorded was warranted.   As a result, the Company recorded a goodwill impairment charge of $95.4 million, which is not deductible for income tax purposes.

Intangible asset and impairment of intangible assets:  In connection with acquisitions, other intangible assets separate and apart from goodwill are required to be recognized if such assets arise from contractual or other legal rights or if such assets are separable from the acquired business.  Determining a fair value for such items requires a high degree of judgment, assumptions and estimates.  As a part of the acquisition of Peebles, the Company acquired the rights to the tradename and trademark (collectively the “Tradename”) of “Peebles,” which was identified as an indefinite life intangible.  The value of the Tradename was determined to be $14.9 million at the time of the Peebles acquisition.

Indefinite life intangible assets are not amortized but are tested for impairment annually or more frequently when indicators of impairment exist.  The Company completed an interim impairment test during the third quarter of 2008 in connection with the goodwill impairment test and its annual impairment test during the fourth quarter of 2008 and determined there was no impairment in intangible asset.

Debt issuance costs:  Debt issuance costs are accounted for as a deferred charge and amortized on a straight-line basis over the term of the related financing agreement.  The balance of debt issuance costs, net of accumulated amortization of $2.0 million and $1.7 million, is $1.0 million and $1.1 million at January 31, 2009 and February 2, 2008, respectively.

Financial instruments: The Company records all financial instruments at cost.  The cost of all financial instruments approximates fair value.  The Company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”) on February 3, 2008.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  As of January 31, 2009 and February 2, 2008, the Company had $11.4 million and $21.9 million, respectively, in securities held in grantor trust for deferred compensation plans, for which a liability has been recorded related to these assets for the amount due to participants corresponding in value to the securities held in the grantor trust amounting to $11.6 million and $21.9 million, respectively.  A liability for deferred non-employee director equity compensation has also been recorded amounting to $0.1 million at January 31, 2009 and February 2, 2008.  Using the market approach, the fair values of these assets and liabilities represent quoted market prices (level 1) multiplied by the quantities held.  Net gains and losses related to the changes in fair value in the assets and liabilities under the various deferred compensation plans are recorded in selling, general and administrative expenses and were nil during 2008 and 2007.

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

Gift card and merchandise credit liability: Unredeemed gift cards and merchandise credits are recorded as a liability. Gift card and merchandise credit breakage income (“breakage income”) represents the balance of gift cards and merchandise credits for which the Company believes the likelihood of redemption is remote.  Breakage income is recognized based on usage or actual redemptions as the cards are used.  The Company’s gift cards and merchandise credits are considered to be a large pool of homogeneous transactions.  During the fourth quarter fiscal 2006, the Company accumulated enough historical data to determine the breakage rate and objectively determine the estimated time period of actual redemptions.  As a result, the Company recognized approximately $4.6 million of breakage income in 2006.  As 2006 was the first year in which the Company recognized breakage income, the amount recognized included the breakage income related to gift cards sold and merchandise credits issued since the inception of the various programs.  The Company recognized approximately $1.6 million and $1.4 million of breakage income in 2008 and 2007, respectively.  This income is recorded as other income and is included in the Consolidated Statements of Operations as a reduction in selling, general and administrative expenses.

Store opening expenses:  Costs related to the opening of new stores are expensed as incurred.  Store opening expenses include the rent accrued during the rent holiday period on new and relocated stores.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Advertising expenses:  Advertising costs are charged to operations when the related advertising takes place.  Advertising costs were $65.4 million, $64.0 million and $54.8 million, for 2008, 2007 and 2006, respectively, which are net of advertising allowances received from vendors of $13.1 million, $13.0 million and $10.9 million, respectively.

Rent expense:  The Company records rent expense on a straight-line basis over the lease term, including the build out period, and where appropriate, applicable available lease renewal option periods.  The difference between the payment and expense in any period is recorded as deferred rent in other long-term liabilities in the Consolidated Balance Sheets.  The Company records construction allowances from landlords when earned as a deferred rent credit in other long-term liabilities.  Such deferred rent credit is amortized over the related term of the lease, commencing the date the Company earns the construction allowance, as a reduction of rent expense.  The deferred rent credit was $68.2 million and $54.9 million as of January 31, 2009 and February 2, 2008, respectively.

Certain leases provide for contingent rents that are not measurable at inception.  These contingent rents are primarily based on a percentage of sales that are in excess of a predetermined level.  These amounts are excluded from minimum rent and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable.

Income taxes:  The provision for income taxes is computed based on the pretax income included in the Consolidated Statements of Operations.  The asset and liability approach is used to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and the tax basis of assets and liabilities.  A valuation allowance is established if it is more likely than not that some portion of the deferred tax asset will not be realized.  See Note 11 for additional disclosures regarding income taxes and deferred income taxes.

Reclassification:  Certain reclassifications have been made to prior years’ financial statements to conform to the current year financial statement presentation.

Earnings per share: Basic earnings per share is computed using the weighted average number of common shares outstanding during the measurement period.  Diluted earnings per share is computed using the weighted average number of common shares as well as all potentially dilutive common share equivalents outstanding during the measurement period.  Stock options, stock appreciation rights (“SARs”) and non-vested stock grants were the only potentially dilutive share equivalents the Company had outstanding at January 31, 2009.  For fiscal 2008, 444,407 shares attributable to stock options, SARs and non-vested stock grants would have been considered dilutive securities but were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive due to the net loss for the year.

The following table summarizes the components used to determine total diluted shares (in thousands):

	Fiscal Year
	2008	2007	2006
Basic weighted average shares outstanding	38,285	41,764	41,559
Effect of dilutive securities:
Stock options, SARs and non-vested stock grants	-	956	1,428
Warrants	-	-	1,124
Diluted weighted average shares outstanding	38,285	42,720	44,111

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

The following table summarizes the number of options and SARs to purchase shares of common stock that were outstanding but were not included in the computation of diluted earnings per share because the exercise price of the options and SARs was greater than the average market price of the common shares (in thousands):

	Fiscal Year
	2008	2007	2006

Number of anti-dilutive stock options and SARs outstanding	3,025	1,325	43

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

 In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”).  SFAS 158 requires an employer to recognize an asset for a plan’s over funded status or a liability for a plan’s under funded status, measure a plan’s assets and its obligations that determine its funded status as of the date of the employer’s fiscal year-end, and recognize changes in the funded status in the year in which the changes occur.  The Company adopted the recognition provision of this statement during fiscal 2006.  See Note 9.  Effective for fiscal years ending after December 15, 2008, SFAS 158 requires a company to measure the funded status of a plan as of the date of its year-end statement of financial position.  The Company adopted the measurement date provision of SFAS 158 effective as of February 3, 2008.  The cumulative effect resulting from the change in the measurement date, net of tax, was recorded as an adjustment to retained earnings in the Consolidated Statements of Stockholders’ Equity as of the beginning of 2008.

In September 2006, the FASB issued SFAS 157.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, which removes certain leasing transactions from the scope of SFAS 157, and FSP No. FAS 157-2, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company adopted the required provisions of SFAS 157 as of February 3, 2008.  SFAS 157 did not have a material impact on the Company’s consolidated financial statements. The adoption of the remaining provisions of SFAS 157 related to nonfinancial assets and nonfinancial liabilities is not expected to have a material impact on the Company’s consolidated financial statements.

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

NOTE 2 – ACQUISITION OF B.C. MOORE

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

NOTE 3 - PRIVATE LABEL CREDIT CARD PORTFOLIOS

        On September 12, 2003, the Company sold the private label credit card accounts, as well as other assets related to its private label credit card program, to World Financial Network National Bank (the “Bank”) and Alliance Data Systems, Inc. (“ADS”).  As part of the sale, the Company entered into a ten year program agreement (the “Program Agreement”) as of the sale date with ADS that provides for automatic one-year renewal terms at expiration. Under the Program Agreement, the Company receives a premium or pays a discount on certain private label credit card sales and a share of certain fees generated by the portfolio.   The Company realized $5.5 million, $5.0 million and $5.0 million of premiums on credit sales and fees related to this agreement during 2008, 2007 and 2006, respectively, which have been recorded as a reduction to selling, general and administrative expenses.  In connection with the sale, the Company also received prepaid marketing funds of $13.3 million, which are being recognized as an offset to marketing expense pro rata over the ten year term of the agreement.  At January 31, 2009 and February 2, 2008, $4.9 million and $6.2 million, respectively, of these prepaid marketing funds were recorded as non-current liabilities.

In connection with the acquisition of Peebles on November 4, 2003, the Company also acquired the Peebles' private label credit card portfolio.  On March 5, 2004, the Company sold this private label credit card portfolio to the Bank.  At closing, the Company received consideration of $34.8 million, which approximated the amount of account balances outstanding at the time of closing.  The terms of the Program Agreement provided for a settlement at the end of the three year period from the date of sale of the Peebles portfolio (the “Measurement Period”) based on a defined net portfolio yield performance during the Measurement Period.  During 2007, the Company realized a $2.6 million gain related to this settlement provision.

In connection with the acquisition of B.C. Moore (see Note 2), the Company acquired the B.C. Moore private label credit card portfolio.  On June 30, 2006, the Company sold this private label credit card portfolio to the Bank.  At closing, the Company received consideration of approximately $4.4 million and has no further obligation with regard to the sale of this portfolio.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 4 - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements were as follows (in thousands):

	January 31, 2009	February 2, 2008
Land	$1,722	$1,722
Buildings and improvements	15,229	14,721
Fixtures and equipment	317,795	298,128
Leasehold improvements	282,250	230,923
	616,996	545,494
Accumulated depreciation	249,861	215,785
	$367,135	$329,709

During 2008, 2007 and 2006, the Company, as a result of its ongoing review of the performance of its stores, identified certain stores whose cash flow trends indicated that the carrying value of leasehold improvements may not be fully recoverable.  Impairment charges for these stores of $2.7 million, $0.9 million and $1.0 million were recorded in 2008, 2007 and 2006, respectively, and included in depreciation expense.  The charges reflect the difference between these stores' carrying value and their fair value.  Depreciation expense was $58.8 million, $49.6 million and $45.5 million for fiscal years 2008, 2007 and 2006, respectively.

NOTE 5 - DEBT OBLIGATIONS

Debt obligations consist of the following (in thousands):

	January 31, 2009	February 2, 2008
Revolving Credit Facility	$-	$63,504
Equipment financing	49,937	32,419
Finance lease obligations	7,075	4,671
Total debt obligations	57,012	100,594
Less: Current portion of debt obligations	11,161	6,158
Long-term debt obligations	$45,851	$94,436

The Company has a $250.0 million senior secured revolving credit facility (the "Revolving Credit Facility") that matures on April 20, 2012.  The Revolving Credit Facility includes an uncommitted accordion feature to increase the size of the facility to $350.0 million.  Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement.  The daily interest rates under the Revolving Credit Facility are determined by a prime rate, or Eurodollar rate plus an applicable margin, as set forth in the Revolving Credit Facility agreement.  Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility.  The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements.  During 2008 and 2007, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 3.7% and $35.3 million and 6.2% and $46.7 million, respectively.

The Company also issues letters of credit to support certain merchandise purchases and to collateralize retained risks and deductibles under various insurance programs.  The Company had outstanding letters of credit totaling approximately $9.8 million at January 31, 2009 under its Revolving Credit Facility.  These letters of credit expire within twelve months of issuance.  Excess borrowing availability under the Revolving Credit Facility at January 31, 2009, net of letters of credit outstanding and outstanding borrowings, was $175.3 million.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

The Revolving Credit Facility contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances, and (iii) related party transactions.  At January 31, 2009, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility.

The Company has equipment financing notes outstanding bearing interest ranging from 4.6% to 6.0%.  The notes are payable in monthly installments over a five-year term and are secured by certain fixtures and equipment.  The following table sets forth the expected payments on the equipment financing notes (in thousands):

Fiscal Year

2009	10,835
2010	11,468
2011	12,138
2012	11,942
2013	3,554
Total	$49,937

While infrequent in occurrence, occasionally the Company is responsible for the construction of leased stores and for paying project costs.  EITF Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction, (“EITF 97-10”) requires the Company to be considered the owner (for accounting purposes) of this type of project during the construction period.  Such leases are accounted for as finance lease obligations with the amounts received from the landlord being recorded in debt obligations.  Interest expense is recognized at a rate that will amortize the finance lease obligation over the initial term of the lease.  Where EITF 97-10 was applicable, the Company has recorded finance lease obligations with interest rates ranging from 6.1% to 16.9% on its Consolidated Balance Sheets related to five store leases as of January 31, 2009.  Minimum annual payments required under existing finance lease obligations (net of present value thereof) as of January 31, 2009 are as follows (in thousands):

	Minimum Lease Payments	Less: Interest	Net Present Value
2009	$1,090	$693	$397
2010	1,111	656	455
2011	1,111	609	502
2012	1,111	556	555
2013	1,111	497	614
Thereafter	5,892	1,340	4,552
Total	$11,426	$4,351	$7,075

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 6 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The components of accrued expenses and other current liabilities were as follows (in thousands):

	January 31, 2009	February 2, 2008

Accrued compensation and benefits	$9,749	$12,756
Accrued occupancy	8,754	9,953
Gift card and merchandise credit liability	7,943	8,949
Self-insurance liability	7,345	7,602
Accrued capital expenditures	7,053	7,060
Sales and use tax	5,344	5,845
Other	14,539	14,373
	$60,727	$66,538

NOTE 7 - STOCKHOLDERS' EQUITY

During the first quarter of 2008, the Company amended one of the deferred compensation plans covering executives and certain officers to provide for an investment option that would allow participants to elect to purchase shares of Stage Stores common stock (the “Company Stock Investment Option”), along with the pre-existing investment options.  In connection with this amendment, the Company established a grantor trust to facilitate the collection of funds and purchase of Company shares on the open market at prevailing market prices.  All shares purchased through the grantor trust are held in the trust until the participants are eligible to receive the benefits under the terms of the plan, at which time the deferred compensation obligation related to the Company Stock Investment Option may only be settled by the delivery of the fixed number of shares held by the grantor trust on the participant’s behalf.  In 2008, participants elected to invest approximately $0.5 million of the total deferred compensation withheld in the Company Stock Investment Option.  The purchase of shares made by the grantor trust on behalf of the participants is included in treasury stock and the corresponding deferred compensation obligation is included in additional paid-in capital.

The Board has granted the Company the authority to repurchase its outstanding common stock using available proceeds from the exercise of stock options as well as the tax benefits that will accrue to the Company from the exercise of stock options, SARs and other equity grants.  All such proceeds had been used for repurchases as of January 31, 2009.  In addition, the Company paid $0.2 million, $0.4 million and $0.1 million in 2008, 2007 and 2006, respectively, on behalf of the recipients who relinquished shares to satisfy the tax liability associated with performance shares and stock awards.

On February 26, 2009, the Company’s Board declared a quarterly cash dividend of $0.05 per share of common stock, which was paid on March 25, 2009 to shareholders of record at the close of business on March 10, 2009.

NOTE 8 – STOCK BASED COMPENSATION

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

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

The following table summarizes the stock compensation expense by type of grant for fiscal years 2008, 2007 and 2006 (in thousands, except per share amounts):

	2008	2007	2006

Stock options and SARs	$4,006	$4,467	$3,198
Non-vested stock	1,532	1,552	597
Performance shares	2,133	1,676	1,032

Total compensation expense	7,671	7,695	4,827
Related tax benefit	(2,764)	(2,889)	(1,786)
	$4,907	$4,806	$3,041

Earnings per share:
Basic	$0.13	$0.12	$0.07
Diluted	0.13	0.11	0.07

As of January 31, 2009, the Company had unrecognized compensation cost of $11.1 million related to stock-based compensation awards granted.  That cost is expected to be recognized over a weighted average period of 2.2 years.

The following table provides the significant weighted average assumptions used in determining the estimated fair value at the date of grant under the Black-Scholes option-pricing model for stock options and SARs granted in fiscal years 2008, 2007 and 2006:

	Fiscal Year
	2008	2007	2006

Expected volatility	37.6% - 44.3%	30.7% - 30.8%	32.7% - 38.1%
Weighted average volatility	40.6%	30.8%	37.0%
Risk-free rate	2.2% - 3.1%	4.5% - 5.0%	4.7% - 4.9%
Expected life of options (in years)	4.4	4.5	3.0 - 4.7
Expected dividend yield	1.3% - 2.8%	0.9% - 1.0%	0.3% - 0.6%

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

Stock Options and SARs

The right to exercise stock options and SARs, to be settled by issuance of common stock, generally vests over four years from the date of grant, with 25% vesting at the end of each of the first four years following the date of grant.  Options issued prior to January 29, 2005, will generally expire if not exercised ten years from the date of the grant while options and SARs granted after that date generally expire if not exercised seven years from the date of grant.  The weighted average grant date fair value for options and SARs granted during fiscal 2008, 2007 and 2006 is $4.61, $6.90 and $6.76, respectively.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

A summary of option and SARs activity under the Equity Incentive Plans as of January 31, 2009, and changes during the fifty-two weeks ended January 31, 2009, are detailed below:

	Number of Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 2, 2008	4,347,135	$14.16
Granted	964,000	14.38
Exercised	(663,523)	7.06
Forfeited	(315,637)	18.78
Outstanding at January 31, 2009	4,331,975	$14.96	4.4	$153

Vested or expected to vest at January 31, 2009	3,974,400	$14.74	4.3	$151

Exercisable at January 31, 2009	2,544,098	$13.22	3.5	$145

The following table summarizes information about stock option awards and SARs that were not yet vested as of January 31, 2009, as well as changes for the fifty-two weeks ended January 31, 2009:

Stock Options/ SARs	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at February 2, 2008	1,755,408	$6.46
Granted	964,000	4.61
Vested	(758,382)	6.07
Forfeited	(173,149)	6.36
Non-vested at January 31, 2009	1,787,877	5.64

The aggregate intrinsic value of options and SARs, defined as the amount by which the market price of the underlying stock on the date of exercise exceeds the exercise price of the option, exercised during fiscal 2008, 2007 and 2006 was $5.8 million, $10.4 million and $20.0 million, respectively.

Non-vested Stock

The Company has granted shares of non-vested stock to members of management and independent directors.  The non-vested stock converts one for one to common stock at the end of the vesting period at no cost to the recipient to whom it is awarded.  The non-vested stock generally vests at the end of a three-year period from the date of grant.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

The following table summarizes the activity for the non-vested stock granted by the Company for the fifty-two weeks ended January 31, 2009:

Non-vested Stock	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at February 2, 2008	153,113	$21.05
Granted	123,074	11.65
Vested	(76,514)	20.61
Outstanding at January 31, 2009	199,673	15.43

The aggregate intrinsic value of non-vested stock that vested during fiscal 2008, 2007 and 2006 was $0.5 million, $0.7 million and $0.3 million, respectively.   The weighted-average grant date fair value for non-vested shares granted in 2008, 2007 and 2006 was $11.65, $21.04 and $20.38, respectively.  The payment of the employees’ tax liability for a portion of the non-vested shares that vested during fiscal 2008 was satisfied by withholding shares with a fair value equal to the tax liability, thus the actual number of shares issued was 65,696.

Performance Shares

The Company has granted performance shares to members of senior management, at no cost to the recipient, as a means of rewarding them for the Company’s long-term performance based on shareholder return performance measures.  The actual number of shares that could be issued ranges from zero to a maximum of two times the number of granted shares outstanding, as reflected in the table below.  The actual number of shares issued is determined by the Company’s performance on total shareholder return relative to an identified group of other companies over a three-year performance cycle. Compensation expense, which is recorded ratably over the vesting period, is based on the fair value at grant date and the anticipated number of shares of the Company’s common stock, which is determined on a Monte Carlo probability model.  Grant recipients do not have any shareholder rights until the granted shares have been issued.

The following table summarizes information about the performance shares that remain outstanding as of January 31, 2009:

					Weighted
					Average
	Target	Target	Target	Target	Grant Date
Period	Shares	Shares	Shares	Shares	Fair Value per
Granted	Granted	Vested	Forfeited	Outstanding	Share

2006	98,088	(9,000)	(20,250)	68,838	$24.32
2007	78,500	-	(17,000)	61,500	29.43
2008	115,000	-	(5,000)	110,000	24.53

Total	291,588	(9,000)	(42,250)	240,338

During 2008, 9,000 shares, with an aggregate intrinsic value of $0.1 million, vested related to the 2006 performance share grant.  The payment of the employees’ tax liability was satisfied by withholding shares with a fair value equal to the tax liability, thus the actual number of shares issued was 6,619. On March 27, 2009, 73,272 shares of common stock were deemed to have been earned related to the 2006 performance stock grant.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 9 - BENEFIT PLANS

401(k) Plans: The Company has a contributory 401(k) savings plan (the "401(k) Plan") covering substantially all qualifying employees.  Under the 401(k) Plan, participants may contribute up to 25% of their qualifying earnings, subject to certain restrictions.  The Company currently matches 50% of each participant's contributions, limited up to 6% of each participant's compensation under the Plan.  The Company may make discretionary matching contributions during the year.  The Company's matching contributions expense for the 401(k) Plan were approximately $1.3 million, $1.2 million and $1.2 million in 2008, 2007 and 2006, respectively.

Deferred Compensation Plans:  The Company has two deferred compensation plans (the “Deferred Compensation Plans”) which provide executives, certain officers and key employees of the Company with the opportunity to participate in unfunded, deferred compensation programs that are not qualified under the Internal Revenue Code of 1986, as amended, (the "Code").  Generally, the Code and the Employee Retirement Income Security Act of 1974, as amended, restrict contributions to a 401(k) plan by highly compensated employees.  The Deferred Compensation Plans are intended to allow participants to defer income on a pre-tax basis.  Under the Deferred Compensation Plans, participants may defer up to 50% of their base salary and up to 100% of their bonus and earn a rate of return based on actual investments chosen by each participant.  The Company has established grantor trusts for the purposes of holding assets to provide benefits to the participants. The total value of assets held in the grantor trusts at January 31, 2009 and February 2, 2008 recorded in other non-current assets, net were $11.4 million and $21.9 million, respectively.  For the plan involving the executives and certain officers, the Company will match 100% of each participant’s contributions, up to 10% of the sum of their base salary and bonus.  For the plan involving other key employees, the Company may make a bi-weekly discretionary matching contribution.  The Company currently matches 50% of each participant's contributions, up to 6% of the participant's compensation offset by the contribution the Company makes to the participant's 401(k) account, if any.  For both plans, Company contributions are vested 100%.  In addition, the Company may, with approval by the Board of Directors, make an additional employer contribution in any amount with respect to any participant as is determined in its sole discretion.  The Company's matching contribution expense for the Deferred Compensation Plans was approximately $1.0 million, $1.1 million and $1.2 million for 2008, 2007 and 2006, respectively.  At January 31, 2009 and February 2, 2008, $11.6 million and $21.9 million, respectively, were included in other long-term liabilities related to these deferred compensation plans.  See Note 7 for the Company Stock Investment Option of one of the Deferred Compensation Plans.

Non-Employee Director Equity Compensation Plan:  In 2003, the Company adopted, and the Company's shareholders approved, the 2003 Non-Employee Director Equity Compensation Plan.  225,000 shares of the Company’s stock have been reserved to fund this plan.  Under this plan, non-employee Directors have the option to defer all or a portion of their annual compensation fees and to receive such deferred fees in the form of restricted stock or deferred stock units as defined in this plan.  At January 31, 2009 and February 2, 2008, $0.1 million was deferred under this plan.

Frozen Defined Benefit Plans:  The Company sponsors a defined benefit plan, which covers substantially all employees who had met eligibility requirements and were enrolled prior to June 30, 1998 (the “Stage Plan”).  This plan was frozen effective June 30, 1998.  In connection with the acquisition of B.C. Moore, the Company acquired the Pension Plan of B.C. Moore & Sons, Inc. (the “B.C. Moore Plan”), which covers certain participants who had reached certain age and years of service requirements. This plan was closed to new participants and was frozen effective January 31, 2006.  The B.C. Moore Plan was merged into the Stage Plan as of December 31, 2007.

In connection with the acquisition of Peebles, the Company acquired the Employees Retirement Plan of Peebles Inc. (the “Peebles Plan”).  During 2008, the Company settled the Peebles Plan and recorded a $0.3 million loss in connection with the settlement.  Participants under the Peebles Plan received an immediate lump sum distribution or an annuity at the time of settlement.

Benefits for the plans (the "Retirement Plans" or the “Plans”) are administered through a trust arrangement, which provides monthly payments or lump sum distributions.  Benefits under the Plans were based upon a percentage of the participant's earnings during each year of credited service.  Any service after the date the Plans were frozen will continue to count toward vesting and eligibility for normal and early retirement for existing participants.  The measurement date used to determine pension benefit obligations was January 31, 2009.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Information regarding the Retirement Plans is as follows (in thousands):

	Fiscal Year
	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$41,702	$44,463
Service cost	-	19
Interest cost	2,503	2,464
Actuarial gain	(2,930)	(1,003)
Plan disbursements	(3,939)	(4,187)
Settlement or curtailment	(2,036)	(54)
Projected benefit obligation at end of year	35,300	41,702

Change in plan assets:
Fair value of plan assets at beginning of year	35,901	31,132
Actual return on plan assets	(5,936)	1,721
Employer contributions	1,688	7,235
Plan disbursements	(3,939)	(4,187)
Settlement paid	(2,036)	-
Fair value of plan assets at end of year	25,678	35,901

Funded status	(9,622)	(5,801)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability - included in other long-term liabilities	(9,622)	(5,801)
Amount recognized in accumulated other comprehensive loss, pre-tax (1)	8,287	2,848

(1)	Consists solely of net actuarial losses as there are no prior service costs.

	2008	2007
Weighted-average assumptions:
For determining benefit obligations at year-end:
Discount rate	6.75%	6.25%

For determining net periodic cost for year:
Discount rate	6.25%	6.00%
Expected return on assets	8.00%	8.00%

 The discount rate was determined using yields on a hypothetical bond portfolio that matches the approximated cash flows of the plan adjusted to the next 25 basis points.  The Company develops its long-term rate of return assumptions using long-term historical actual return data considering the mix of investments that comprise plan assets and input from professional advisors.  The Plans’ trustees have engaged investment advisors to manage and monitor performance of the investments of the Plans’ assets and consult with the Plans’ trustees.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

The allocations of Plans’ assets by category are as follows:

	2009 Target	Fiscal Year
	Allocation	2008	2007
Equity securities	50%	43%	42%
Fixed income securities	50	53	46
Managed futures	-	-	5
Other - primarily cash	-	4	7
Total	100%	100%	100%

The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return on plan assets for a prudent level of risk.  The investment portfolio consists of actively managed and indexed mutual funds of domestic and international equities and investment-grade corporate bonds and U.S. government securities.  Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews and annual liability measurements.

The components of net periodic benefit cost for the Retirement Plans were as follows (in thousands):

	Fiscal Year
	2008	2007	2006
Net periodic benefit cost for the fiscal year:
Service cost	$-	$19	$38
Interest cost	2,503	2,464	2,627
Expected return on plan assets	(2,678)	(2,451)	(2,504)
Net loss amortization	-	24	197
Net periodic pension (income) cost	(175)	56	358
Loss (gain) due to settlement or curtailment	262	(160)	(119)
Total pension cost (income)	$87	$(104)	$239

Other changes in plan assets and benefit obligations recognized in other comprehensive loss are as follows (in thousands):

	Fiscal Year
	2008	2007

Amortization of net loss	$-	$82
Settlement of Peebles Plan	125	-
Net loss (gain)	5,314	(274)
Net recognized in other comprehensive loss	$5,439	$(192)

The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $0.4 million.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

The Company’s funding policy is to make contributions to maintain the minimum funding requirements for its pension obligations in accordance with the Employee Retirement Income Security Act.  The Company may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover short-term liquidity needs of the plans in order to maintain current invested positions.  The Company expects to contribute approximately $3.0 million during 2009.  The Company contributed $1.7 million to the Retirement Plans in 2008, including $0.6 million in connection with the settlement of the Peebles Plan.

The following benefit payments are expected to be paid (in thousands):

Fiscal Year
2009	$2,987
2010	2,780
2011	2,767
2012	3,075
2013	3,386
Fiscal years 2014 - 2018	15,050

The accumulated benefit obligation for the Plans was $33.9 million and $41.7 million at January 31, 2009 and February 2, 2008, respectively.

NOTE 10 - OPERATING LEASES

The Company leases stores, its corporate headquarters, one distribution center and equipment under operating leases.  Such leases generally contain renewal options and require that the Company pay for utilities, taxes and maintenance expense.  A number of store leases provide for escalating minimum rent. The Company records rent expense on a straight-line basis, evenly dividing rent expense over the lease term, including the build-out period, and where appropriate, applicable available lease renewal option periods.  The difference between the payment and expense in any period is recorded as deferred rent in other long-term liabilities in the Consolidated Balance Sheets.  The Company records construction allowances from landlords as a deferred rent credit in the Consolidated Balance Sheets.  Such deferred rent credit is amortized over the related term of the lease, commencing with the date the Company earns the construction allowance, as a reduction of rent. Certain leases provide for contingent rents that are not measurable at inception.  These contingent rents are primarily based on a percentage of sales that are in excess of a predetermined level.  These amounts are excluded from minimum rent but are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable.

The Company has renewal options for most of its store leases.  Rent expense for operating leases for fiscal years 2008, 2007 and 2006 was $70.9 million, $64.0 million and $58.2 million, respectively, and includes minimum rentals of $67.9 million, $59.7 million and $53.8 million in 2008, 2007 and 2006, respectively.  Rent expense also includes contingent rentals of $3.0 million, $4.6 million and $5.9 million in 2008, 2007 and 2006, respectively, and sublease rental income of $0.03 million, $0.1 million and $0.1 million in 2008, 2007 and 2006, respectively.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Minimum rental commitments on long-term non-cancelable operating leases at January 31, 2009, net of sub-lease rental income, are as follows (in thousands):

Fiscal Year

2009	72,855
2010	65,682
2011	58,269
2012	51,344
2013	45,455
Thereafter	159,127
Total	$452,732

NOTE 11 - INCOME TAXES

All Company operations are domestic.  Income tax expense consisted of the following (in thousands):

	Fiscal Year
	2008	2007	2006
Federal income tax expense:
Current	$1,019	$9,351	$24,598
Deferred	12,942	19,727	5,377
	13,961	29,078	29,975
State income tax expense:
Current	2,161	1,520	1,199
Deferred	682	1,318	1,305
	2,843	2,838	2,504
	$16,804	$31,916	$32,479

Reconciliation between the federal income tax expense charged to income before income tax computed at statutory tax rates and the actual income tax expense recorded follows (in thousands):

	Fiscal Year
	2008		2007	2006
Federal income tax expense at the statutory rate	$16,325	(1)	$29,748	$30,724
State income taxes, net	2,097		2,425	1,627
Job credits and other, net	(1,618)		(257)	128
	$16,804		$31,916	$32,479

(1) Excludes the effect of the goodwill impairment charge, which is not deductible for income tax purposes.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Deferred tax assets (liabilities) consist of the following (in thousands):

	January 31, 2009	February 2, 2008
Gross deferred tax assets
Net operating loss carryforwards	$3,231	$3,783
Accrued expenses	3,512	3,532
Pension obligations	3,997	2,204
Lease obligations	28,774	22,890
Deferred compensation	13,657	12,501
Deferred income	4,159	4,322
	57,330	49,232
Gross deferred tax liabilities:
Inventory	(6,069)	(6,750)
Depreciation and amortization	(57,883)	(37,365)
Other	-	(272)
	(63,952)	(44,387)
Valuation allowance	(1,201)	(1,805)
Net deferred tax (liabilities) assets	$(7,823)	$3,040

SFAS No. 109, Accounting for Income Taxes, (“SFAS 109”) requires recognition of future tax benefits of deferred tax assets to the extent such realization is more likely than not.  Consistent with the requirements of SFAS 109, the tax benefits recognized related to pre-reorganization deferred tax assets have been recorded as a direct addition to additional paid-in capital.  The remaining valuation allowance of $1.2 million and $1.8 million at January 31, 2009 and February 2, 2008, respectively, was established for pre-reorganization state net operating losses, which may expire prior to utilization.  Adjustments are made to reduce the recorded valuation allowance when positive evidence exists that is sufficient to overcome the negative evidence associated with those losses.

The Company has net operating loss carryforwards for state income tax purposes of approximately $34.8 million which, if not utilized, will expire in varying amounts between 2009 and 2021. The Company has net operating loss carryforwards for federal income tax purposes of approximately $5.8 million, which, if not utilized, will expire in varying amounts between 2023 and 2026.

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

NOTE 12- COMMITMENTS AND CONTINGENCIES

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

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 13 - QUARTERLY FINANCIAL INFORMATION (unaudited)

The following table shows quarterly information (in thousands, except per share amounts):

	Fiscal Year 2008
	Q1	Q2	Q3		Q4
Net sales	$353,536	$372,707	$333,756		$455,821
Gross profit	$95,598	$106,558	$74,720		$132,708
Net income (loss)	$2,263	$9,663	$(102,796)	(1)	$25,335

Basic earnings (loss) per common share	$0.06	$0.25	$(2.66)	(1)	$0.67
Diluted earnings (loss) per common share	$0.06	$0.25	$(2.66)	(1)	$0.67

Basic weighted average shares	38,243	38,342	38,603		37,951
Diluted weighted average shares	38,919	38,960	38,603		37,994

	Fiscal Year 2007
	Q1	Q2	Q3		Q4
Net sales	$358,244	$359,205	$355,147		$473,010
Gross profit	$98,325	$105,487	$94,249		$146,653
Net income	$9,107	$9,876	$2,446		$31,651

Basic earnings per common share	$0.21	$0.23	$0.06		$0.80
Diluted earnings per common share	$0.20	$0.23	$0.06		$0.78

Basic weighted average shares	43,507	42,408	41,400		39,742
Diluted weighted average shares	44,790	43,373	42,258		40,462

(1)  Amounts include the effect of the $95.4 million goodwill impairment charge.