Form 10-Q
period 2009-05-02
STAGE STORES INC
filed 2009-06-05
CIK 6885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 29, 2009, there were 38,050,973 shares of the registrant's common stock outstanding.

 References to a particular year are to Stage Stores Inc.’s fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year.  For example, a reference to “2008” is a reference to fiscal year ended January 31, 2009 and a reference to "2009" is a reference to fiscal year ending January 30, 2010.  2008 and 2009 are 52-week years.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Stage Stores, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par values)
(Unaudited)

	May 2, 2009	January 31, 2009

ASSETS
Cash and cash equivalents	$21,546	$26,278
Merchandise inventories, net	338,325	314,517
Prepaid expenses and other current assets	30,999	30,824
Total current assets	390,870	371,619

Property, equipment and leasehold improvements, net	362,520	367,135
Intangible asset	14,910	14,910
Other non-current assets, net	15,067	14,379
Total assets	$783,367	$768,043

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$110,703	$97,760
Current portion of debt obligations	11,515	11,161
Accrued expenses and other current liabilities	61,906	60,727
Total current liabilities	184,124	169,648

Debt obligations	47,018	45,851
Other long-term liabilities	103,023	102,541
Total liabilities	334,165	318,040

Commitments and contingencies

Common stock, par value $0.01, 100,000 shares authorized, 56,030 and 55,849 shares issued, respectively	560	558
Additional paid-in capital	496,830	494,765
Less treasury stock - at cost, 17,986 shares	(286,902)	(286,751)
Accumulated other comprehensive loss	(5,058)	(5,138)
Retained earnings	243,772	246,569
Stockholders' equity	449,202	450,003
Total liabilities and stockholders' equity	$783,367	$768,043

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except earnings per share)
(Unaudited)

	Thirteen Weeks Ended
	May 2, 2009	May 3, 2008

Net sales	$333,566	$353,536
Cost of sales and related buying, occupancy and distribution expenses	249,083	257,938
Gross profit	84,483	95,598

Selling, general and administrative expenses	83,606	88,339
Store opening costs	1,186	2,308
Interest expense, net of income of $61 and $5, respectively	1,158	1,301
(Loss) income before income tax	(1,467)	3,650

Income tax (benefit) expense	(562)	1,387
Net (loss) income	$(905)	$2,263

Basic and diluted (loss) earnings per share data:

Basic (loss) earnings per share	$(0.02)	$0.06

Basic weighted average shares outstanding	37,930	38,243

Diluted (loss) earnings per share	$(0.02)	$0.06

Diluted weighted average shares outstanding	37,930	38,919

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 2, 2009	May 3, 2008
Cash flows from operating activities:
Net (loss) income	$(905)	$2,263
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	14,932	13,239
Deferred income taxes	288	(498)
Tax (deficiency) benefits from stock-based compensation	(249)	725
Stock-based compensation expense	1,440	1,821
Amortization of debt issue costs	73	60
Excess tax benefits from stock-based compensation	(112)	(431)
Deferred compensation obligation	36	324
Amortization of employee benefit related costs	130	-
Construction allowances from landlords	1,706	6,732
Other changes in operating assets and liabilities:
Increase in merchandise inventories	(23,808)	(38,836)
(Increase) decrease in other assets	(987)	17,414
Increase in accounts payable and other liabilities	15,349	23,588
Total adjustments	8,798	24,138
Net cash provided by operating activities	7,893	26,401

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(13,055)	(27,307)
Net cash used in investing activities	(13,055)	(27,307)

Cash flows from financing activities:
Proceeds from (payments on):
Borrowings under revolving credit facility, net	3,067	7,852
Finance lease obligations	1,585	-
Debt obligations	(3,131)	(1,505)
Repurchases of common stock	(151)	(476)
Exercise of stock options and stock appreciation rights	840	651
Excess tax benefits from stock-based compensation	112	431
Cash dividends	(1,892)	(1,910)
Net cash provided by financing activities	430	5,043
Net (decrease) increase in cash and cash equivalents	(4,732)	4,137

Cash and cash equivalents:
Beginning of period	26,278	17,028
End of period	$21,546	$21,165

Supplemental disclosures:
Interest paid	$1,292	$1,236
Income taxes paid	$10	$28
Unpaid liabilities for capital expenditures	$5,454	$5,928

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statement of Stockholders' Equity
For the Thirteen Weeks Ended May 2, 2009
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total

Balance, January 31, 2009	55,849	$558	$494,765	(17,986)	$(286,751)	$(5,138)	$246,569	$450,003

Net loss	-	-	-	-	-	-	(905)	(905)
Amortization of employee benefit related costs, net of tax of $0.05 million	-	-	-	-	-	80	-	80
Comprehensive loss								(825)

Dividends on common stock, $0.05 per share	-	-	-	-	-	-	(1,892)	(1,892)
Deferred compensation	-	-	36	-	(36)	-	-	-
Stock options exercised	119	1	838	-	-	-	-	839
Issuance of stock awards, net	62	1	-	-	(115)	-	-	(114)
Stock-based compensation expense	-	-	1,440	-	-	-	-	1,440
Stock-based compensation tax deficiency	-	-	(249)	-	-	-	-	(249)

Balance, May 2, 2009	56,030	$560	$496,830	(17,986)	$(286,902)	$(5,058)	$243,772	$449,202

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The accompanying Condensed Consolidated Financial Statements (Unaudited) of Stage Stores, Inc. and subsidiary (“Stage Stores” or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Those adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made.  The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year.  The Condensed Consolidated Financial Statements (Unaudited) should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto filed with Stage Stores’ Annual Report on Form 10-K for the year ended January 31, 2009.  References to a particular year are to Stage Stores’ fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year.  For example, a reference to “2008” is a reference to fiscal year ended January 31, 2009 and a reference to "2009" is a reference to fiscal year ending January 30, 2010.  References to “current year first quarter” pertain to the thirteen weeks ended May 2, 2009, and references to “prior year first quarter” pertain to the thirteen weeks ended May 3, 2008.

Stage Stores is a Houston, Texas-based regional, specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family.  As of May 2, 2009, the Company operated 747 stores located in 39 states.  The Company operates its stores under the four names of Bealls, Palais Royal, Peebles and Stage.

Recent Accounting Standards. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This statement was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, which removed certain leasing transactions from the scope of SFAS 157, and FSP No. FAS 157-2 (“FSP FAS 157-2”), which delayed the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company adopted the required provisions of SFAS 157 as of February 3, 2008, and adopted the provisions of SFAS 157 for nonfinancial assets and nonfinancial liabilities as of February 1, 2009 in accordance with FSP FAS 157-2.  The adoption of the provisions of SFAS 157 for nonfinancial assets and nonfinancial liabilities did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”).  This FSP amends SFAS 157 and supersedes FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”).  FSP FAS 157-4 states that a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity is an indication that transactions or quoted prices may not be determinative of fair value.  Accordingly, further analysis of transactions or quoted prices is needed, and a significant adjustment to transactions or quoted prices may be necessary to estimate fair value.  FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively.  The Company does not expect that FSP FAS 157-4 will have a material impact on its consolidated financial statements.

In June 2008, the FASB issued an FSP on Emerging Issue Task Force (“EITF”) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and need to be included in the computation of earnings per share pursuant to the two-class method described in FASB Statement No. 128, Earnings per Share.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years with retrospective application for all periods presented.  On February 1, 2009, the Company retrospectively adopted FSP EITF 03-6-1.  A portion of the Company’s non-vested stock awards contain nonforfeitable rights to dividends and consequently are required to be included in the calculation of basic earnings per share.  For the thirteen weeks ended May 2, 2009 and prior periods, the adoption of FSP EITF 03-6-1 had no material impact on earnings per share or weighted average shares outstanding.

In June 2008, the EITF of the FASB reached a consensus on Issue No. 08-3, Accounting by Lessees for Maintenance Deposits (“EITF 08-3”).  EITF 08-3 specifies the accounting treatment for lessees related to maintenance deposits paid by a lessee under an arrangement accounted for as a lease that are refunded only if the lessee performs specified maintenance activities.  EITF 08-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company adopted the provisions of EITF 08-3 as of February 1, 2009, which did not have a material impact on its consolidated financial statements.

2.	Stock-Based Compensation

As approved by the Company’s shareholders, the Company established the Amended and Restated 2001 Equity Incentive Plan (the “2001 Equity Incentive Plan”) and the 2008 Equity Incentive Plan (collectively with the 2001 Equity Incentive Plan, the “Equity Incentive Plans”) to reward, retain and attract key personnel.  The Equity Incentive Plans provide for grants of nonqualified or incentive stock options, stock appreciation rights (“SARs”), performance shares or units, stock units and stock grants.  To fund the 2001 Equity Incentive Plan and the 2008 Equity Incentive Plan, 12,375,000 and 1,000,000 shares, respectively, of the Company’s common stock were reserved for issuance upon exercise of awards.  On June 4, 2009, the Company’s shareholders approved an amendment to the 2008 Equity Incentive Plan to increase the number of shares available for stock awards by 1,750,000 shares.

The following table summarizes stock-based compensation expense by type of grant for the thirteen weeks ended May 2, 2009 and May 3, 2008 (in thousands):

	Thirteen Weeks Ended
	May 2, 2009	May 3, 2008

Stock options and stock appreciation rights	$902	$761
Non-vested stock	273	318
Performance shares	265	742

Total compensation expense	1,440	1,821
Related tax benefit	(552)	(692)
	$888	$1,129

As of May 2, 2009, the Company had unrecognized compensation cost of $13.7 million related to stock-based compensation awards granted.  That cost is expected to be recognized over a weighted average period of 2.4 years.

The following table provides the significant weighted average assumptions used in determining the estimated fair value at the date of grant under the Black-Scholes option-pricing model of SARs granted in the thirteen weeks ended May 2, 2009 and May 3, 2008:

	Thirteen Weeks Ended
	May 2, 2009	May 3, 2008

Expected volatility	59.4%	37.6% - 39.8%
Weighted average volatility	59.4%	39.8%
Risk-free rate	1.6%	2.3%
Expected life (in years)	4.1	4.4
Expected dividend yield	2.1%	1.3% - 1.6%

The expected volatility was based on historical volatility for a period equal to the award’s expected life.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected life (estimated period of time outstanding) was estimated using the historical exercise behavior of employees.  The expected dividend yield is based on the current dividend payout activity and the market price of the Company’s stock.

Stock Options and SARs

The right to exercise stock options and SARs, to be settled by issuance of common stock, generally vests over four years from the date of grant, with 25% vesting at the end of each of the first four years following the date of grant.  Options issued prior to January 29, 2005 will generally expire if not exercised within ten years from the date of the grant, while stock options and SARs granted after that date generally expire if not exercised within seven years from the date of grant.  The weighted average grant date fair value for SARs granted during the thirteen weeks ended May 2, 2009 and May 3, 2008 was $4.02 and $5.07, respectively.

A summary of stock options and SARs outstanding under the Equity Incentive Plans as of May 2, 2009, and changes during the thirteen weeks ended May 2, 2009, is detailed below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2009	4,331,975	$14.96
Granted	824,000	9.77
Exercised	(118,971)	7.05
Forfeited	(276,591)	17.26
Outstanding at May 2, 2009	4,760,413	$14.13	4.7	$7,518

Vested or expected to vest at May 2, 2009	4,339,557	$14.13	4.6	$6,993

Exercisable at May 2, 2009	2,656,133	$14.14	3.7	$4,896

The following table summarizes information about non-vested stock option awards and SARs as of May 2, 2009 and changes during the thirteen weeks ended May 2, 2009:

Stock Options/SARs	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at January 31, 2009	1,787,877	$5.64
Granted	824,000	4.02
Vested	(436,972)	6.16
Forfeited	(70,625)	5.94
Non-vested at May 2, 2009	2,104,280	$4.89

The aggregate intrinsic value of stock options and SARs, defined as the amount by which the market price of the underlying stock on the date of exercise exceeds the exercise price of the award, exercised during the thirteen weeks ended May 2, 2009 and May 3, 2008 was $0.3 million and $0.8 million, respectively.

Non-vested Stock

The Company has granted shares of non-vested stock to members of management and independent directors.  The non-vested stock converts one for one to common stock at the end of the vesting period at no cost to the recipient to whom it is awarded.  The non-vested stock generally vests at the end of a three-year period from the date of grant.  During the thirteen weeks ended May 2, 2009, no non-vested stock was granted or vested.  The Company had 199,673 shares outstanding at May 2, 2009 with a weighted average grant date fair value of $15.43 per share.

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

The following table summarizes information about the performance shares that remain outstanding as of May 2, 2009:

Period Granted	Target Shares Granted	Target Shares Forfeited	Target Shares Outstanding	Weighted Average Grant Date Fair Value per Share

2007	78,500	(26,000)	52,500	$29.43
2008	115,000	(17,000)	98,000	24.53
2009	135,000	-	135,000	12.73

Total	328,500	(43,000)	285,500

During the current year first quarter, 73,272 shares, with an aggregate intrinsic value of $0.7 million, vested related to the 2006 performance share grant.  The payment of the employees’ tax liability of approximately $0.1 million was satisfied by withholding shares with a fair value equal to the tax liability, thus the actual number of shares issued was 61,626.

3.	Debt Obligations

Debt obligations consist of the following (in thousands):

	May 2, 2009	January 31, 2009
Revolving Credit Facility	$3,067	$-
Equipment financing	46,891	49,937
Finance lease obligations	8,575	7,075
Total debt obligations	58,533	57,012
Less: Current portion of debt obligations	11,515	11,161
Long-term debt obligations	$47,018	$45,851

The Company has a $250.0 million senior secured revolving credit facility (the "Revolving Credit Facility") that matures on April 20, 2012.  The Revolving Credit Facility includes an uncommitted accordion feature to increase the size of the facility to $350.0 million.  Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement.  The daily interest rates under the Revolving Credit Facility are determined by a prime rate, or Eurodollar rate plus an applicable margin, as set forth in the Revolving Credit Facility agreement.  Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility.  The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements.  For the current year first quarter, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 3.3% and $1.1 million, respectively.

The Company also issues letters of credit to support certain merchandise purchases and to collateralize retained risks and deductibles under various insurance programs.  The Company had outstanding letters of credit totaling approximately $9.4 million at May 2, 2009 under its Revolving Credit Facility.  These letters of credit expire within twelve months of issuance.  Excess borrowing availability under the Revolving Credit Facility at May 2, 2009, net of letters of credit outstanding and outstanding borrowings, was $192.3 million.

The Revolving Credit Facility contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances, and (iii) related party transactions.  At May 2, 2009, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility.

While infrequent in occurrence, occasionally the Company is responsible for the construction of leased stores and for paying project costs.  EITF Issue 97-10, The Effect of Lessee Involvement in Asset Construction (“EITF 97-10”), requires the Company to be considered the owner (for accounting purposes) of this type of project during the construction period.  Such leases are accounted for as finance lease obligations with the amounts received from the landlord being recorded in debt obligations.  Interest expense is recognized at a rate that will amortize the finance lease obligation over the initial term of the lease.  Where EITF 97-10 was applicable, as of May 2, 2009, the Company has recorded approximately $8.6 million of finance lease obligations related to five store leases with interest rates ranging from of 6.1% to 16.9% on its Condensed Consolidated Balance Sheet (Unaudited).

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

Basic earnings per share is computed using the weighted average number of common shares outstanding during the measurement period.  Diluted earnings per share is computed using the weighted average number of common shares and all potentially dilutive common share equivalents outstanding during the measurement period.  For the thirteen weeks ended May 2, 2009, 312,206 shares attributable to stock options, SARs and non-vested stock grants would have been considered dilutive securities but were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive due to the net loss for the period.

The following table summarizes the components used to determine diluted weighted average shares for each period (in thousands):

	Thirteen Weeks Ended
	May 2, 2009	May 3, 2008
Basic weighted average shares outstanding	37,930	38,243
Effect of dilutive securities:
Stock options, SARs and non-vested stock grants	-	676
Diluted weighted average shares outstanding	37,930	38,919

The following table illustrates the number of stock options and SARs (in thousands) that were outstanding, but not included, in the computation of diluted earnings per share because the exercise price of the stock options and SARs was greater than the average market price of the common shares for each period:

	Thirteen Weeks Ended
	May 2, 2009	May 3, 2008

Number of anti-dilutive options and SARs outstanding	3,704	3,146

6.	Stockholders’ Equity

One of the Company’s deferred compensation plans covering executives and certain officers was amended to provide for an investment option that would allow participants to elect to purchase shares of Stage Stores common stock (the “Company Stock Investment Option”), along with the pre-existing investment options.  In connection with this amendment, the Company established a grantor trust to facilitate the collection of funds and purchase of Company shares on the open market at prevailing market prices.  All shares purchased through the grantor trust are held in the trust until the participants are eligible to receive the benefits under the terms of the plan, at which time the deferred compensation obligation related to the Company Stock Investment Option may only be settled by the delivery of the fixed number of shares held by the grantor trust on the participant’s behalf.  During the thirteen weeks ended May 2, 2009, participants elected to invest approximately $0.04 million of the total deferred compensation withheld in the Company Stock Investment Option.  The purchase of shares made by the grantor trust on behalf of the participants is included in treasury stock and the corresponding deferred compensation obligation is included in additional paid-in capital.

In the current year first quarter, the Company paid quarterly cash dividends of $0.05 per share on the Company’s common stock, which totaled $1.9 million.  On May 28, 2009, the Company’s Board declared a quarterly cash dividend of $0.05 per share of common stock, payable on June 24, 2009 to shareholders of record at the close of business on June 9, 2009.

7.	Retirement Plans

The Company sponsors a defined benefit plan, which was frozen effective June 30, 1998.  The components of pension cost are as follows (in thousands):

	Thirteen Weeks Ended
	May 2, 2009	May 3, 2008
Service cost	$-	$-
Interest cost	580	626
Expected return on plan assets	(501)	(674)
Net loss amortization	130	-
Net periodic pension cost (income)	$209	$(48)

The Company’s funding policy is to make contributions to maintain the minimum funding requirements for its pension obligations in accordance with the Employee Retirement Income Security Act.  The Company may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover the short-term liquidity needs of the plans in order to maintain current invested positions.  During the thirteen weeks ended May 2, 2009, the Company contributed $0.4 million to the pension plan and expects to contribute an additional $2.6 million during the remainder of the year.

8.	Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets (Unaudited) as of May 2, 2009 subject to SFAS 157:

	Balance as of May 2, 2009	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Siginificant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities held in grantor trust for deferred compensation plans (1)(2)	$12,015	$12,015	$-	$-

Liabilities
Deferred non-employee director equity compensation plan liability (2)	$209	$209	$-	$-
________________

(1)	The Company has a liability recorded related to these assets for the amount due to participants corresponding in value to the securities held in the grantor trust.
(2)
Using the market approach, the fair values of these items represent quoted market prices multiplied by the quantities held.  Gross gains and losses related to the changes in fair value in the assets and liabilities under the various deferred compensation plans are recorded in selling, general and administrative expenses and were nil for the thirteen weeks ended May 2, 2009.

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

Readers should consider the risks and uncertainties described in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009 (“Form 10-K”).  Readers should carefully review the Form 10-K in its entirety, including but not limited to the Company's financial statements and the notes thereto and the risks and uncertainties described in Item 1A - "Risk Factors" of the Form 10-K.  Forward-looking statements contained in this Form 10-Q are as of the date of this Form 10-Q.  The Company does not undertake to update its forward-looking statements.

General

Stage Stores is a Houston, Texas-based regional, specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family. As of May 2, 2009, the Company operated 747 stores located in 39 states under the four names of Bealls, Palais Royal, Peebles and Stage. The Company's principal focus is on consumers in small and mid-sized markets which the Company believes are under-served and less competitive.  The Company differentiates itself from the competition in the small and mid-sized markets in which it operates by offering consumers access to basic as well as fashionable brand name merchandise not typically carried by other retailers in the same market area.  In the highly competitive metropolitan markets in which it operates, the Company competes against national department store chains, which similarly offer moderately priced, brand name and private label merchandise.  As a way of differentiating itself from the competition in these larger metropolitan markets, the Company endeavors to offer consumers a high level of customer service in convenient locations.

The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements as included in the Form 10-K.

Results of Operations

The following table sets forth the results of operations as a percentage of sales for the periods indicated:

	Thirteen Weeks Ended (1)
	May 2, 2009		May 3, 2008

Net sales	100.0%		100.0%
Cost of sales and related buying, occupancy and distribution expenses	74.7		73.0
Gross profit	25.3		27.0

Selling, general and administrative expenses	25.1		25.0
Store opening costs	0.4		0.7
Interest expense, net	0.3		0.4
(Loss) income before income tax	(0.4)		1.0

Income tax (benefit) expense	(0.2)		0.4
Net (loss) income	(0.3	) %	0.6%

(1)  Percentages may not foot due to rounding.

Thirteen Weeks Ended May 2, 2009 Compared to Thirteen Weeks Ended May 3, 2008

Sales for the thirteen weeks ended May 2, 2009 (the “current year first quarter”) decreased by 5.7% to $333.6 million from $353.5 million for the thirteen weeks ended May 3, 2008 (the “prior year first quarter”).  Comparable store sales, which are sales in stores that are open for at least 14 full months prior to the reporting period, decreased by 9.0% in the current year first quarter as compared to a 5.4% decrease in the prior year first quarter.  In the current year first quarter, new stores that were not in the comparable store base contributed sales of $14.4 million.  These sales were offset by a loss of $3.4 million in sales from closed stores that were in operation during the prior year first quarter.

Sales in the current year first quarter continued to be negatively impacted by the significant downturn in the macroeconomic environment, including the retail industry which is sensitive to conditions impacting discretionary consumer spending, such as the current housing crisis, employment levels and other factors influencing consumer confidence.  Sales in the current year first quarter were also impacted by reduced levels of clearance merchandise as compared to the prior year first quarter, which resulted in lower clearance sales.  On a merchandise category basis, cosmetics achieved a comparable store sales increase of 2.7% due to strong fragrance demand and the continued installation of Estee Lauder and Clinique counters. Key merchandise categories (i.e., those categories comprising greater than 5% of sales), which outperformed or were at the Company’s average comparable store sales levels, were men’s, children’s, accessories and misses sportswear, with comparable sales store decreases of 7.2%, 7.7%, 7.9% and 9.0%, respectively.  Although the Company experienced comparable store sales decreases in all of its markets, its small markets (populations less than 50,000) outperformed stores in its mid-sized markets (populations of 50,000 to 150,000) and large markets (populations greater than 150,000) with comparable store sales decreases of 6.8%, 10.1% and 13.2%, respectively.  The small market stores continue to be the focus of the Company’s new store expansion plans.

The following is a summary of the changes between the current year first quarter and the prior year first quarter in the components of cost of sales, expressed as a percent of sales:

Increase
(Decrease)
Merchandise cost of sales	(0.04)%
Buying, occupancy and distribution expenses	1.75
Increase in merchandise cost of sales and related buying, occupancy and distribution expenses rate	1.71%

Gross profit decreased 11.6% to $84.5 million for the current year first quarter from $95.6 million in the prior year first quarter. Gross profit, as a percent of sales, was 25.3% in the current year first quarter and 27.0% in the prior year first quarter.  The increase in buying, occupancy and distribution expenses over the prior year first quarter is primarily due to increased store occupancy and depreciation costs due to the current year first quarter’s higher store count.  The increase in buying, occupancy and distribution expenses as a percent of sales reflects the deleveraging of these costs due to the decline in comparable store sales in the current year first quarter.

Selling, general and administrative (“SG&A”) expenses in the current year first quarter decreased by $4.7 million, or 5.4%, to $83.6 million from $88.3 million in the prior year first quarter despite operating 30 net additional stores. This decrease is primarily due to a company-wide initiative to reduce variable operating expenses and resulted in lower store payroll, general administrative and advertising expenses.  SG&A expenses were also positively impacted by an increase in credit income.  As a percent of sales, SG&A expenses increased to 25.1% in the current year first quarter from 25.0% in the prior year first quarter. The increase in the SG&A rate is primarily due to deleveraging of expenses caused by the decline in sales.

Store opening costs in the current year first quarter of $1.2 million include costs related to the opening of 11 new stores, including a reopened hurricane-damaged store, and the relocation of 9 stores.  During the prior year first quarter, the Company incurred $2.3 million in store opening costs related to 23 new stores opened and 5 stores relocated.  Store opening costs are expensed as incurred and include costs of stores opening in future quarters.

Net interest expense was $1.2 million in the current year first quarter compared to $1.3 million in the prior year first quarter.  Interest expense is primarily comprised of interest on borrowings under the Revolving Credit Facility (see “Liquidity and Capital Resources”), related letters of credit and commitment fees, amortization of debt issue costs, interest on finance lease obligations and equipment financing notes.  The decrease in interest expense is primarily due to lower Revolving Credit Facility borrowings in the current year first quarter.  The Company had a current year first quarter weighted average balance of $1.1 million as compared to $47.7 million for the prior year first quarter.  The lower interest on lower average Revolving Credit Facility borrowings was partially offset by higher interest on the equipment financing notes due to higher weighted average borrowings in the current year first quarter as compared to the prior year first quarter.

The Company’s effective tax rate for the current year first quarter was 38.3%, which resulted in an estimated tax benefit of $0.6 million.  This compares to income tax expense of $1.4 million in the prior year first quarter during which the effective tax rate was 38.0%.

As a result of the foregoing, the Company had a net loss of $0.9 million for the current year first quarter as compared to net income of $2.3 million for the prior year first quarter.

Seasonality and Inflation

Historically, the Company's business is seasonal and sales are traditionally lower during the first three quarters of the year (February through October) and higher during the last three months of the year (November through January).  The fourth quarter typically accounts for slightly more than 30% of the Company's annual sales, with the other quarters accounting for approximately 22% to 24% each.  Working capital requirements fluctuate during the year and generally reach their highest levels during the third and fourth quarters.  The Company does not believe that inflation had a material effect on its results of operations during the thirteen weeks ended May 2, 2009 and May 3, 2008, respectively.  However, there can be no assurance that the Company's business will not be affected by inflation in the future.

Liquidity and Capital Resources

The Company's liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows, (iii) normal trade credit, (iv) equipment financing notes and (v) its Revolving Credit Facility.

The Company has a $250.0 million senior secured revolving credit facility (the "Revolving Credit Facility") that matures on April 20, 2012.  The Revolving Credit Facility includes an uncommitted accordion feature to increase the size of the facility to $350.0 million.  Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement.  The daily interest rates under the Revolving Credit Facility are determined by a prime rate, or Eurodollar rate plus an applicable margin, as set forth in the Revolving Credit Facility agreement.  Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility.  The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements.  For the current year first quarter, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 3.3% and $1.1 million, respectively.

The Company also issues letters of credit to support certain merchandise purchases and to collateralize retained risks and deductibles under various insurance programs.  The Company had outstanding letters of credit totaling approximately $9.4 million at May 2, 2009 under its Revolving Credit Facility.  These letters of credit expire within twelve months of issuance.  Excess borrowing availability under the Revolving Credit Facility at May 2, 2009, net of letters of credit outstanding and outstanding borrowings, was $192.3 million.

The Revolving Credit Facility contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances, and (iii) related party transactions.  At May 2, 2009, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility.

The Company generated $7.9 million in cash from operating activities in the current year first quarter.  Net loss, adjusted for non-cash expenses, provided cash of approximately $15.5 million.  Changes in operating assets and liabilities used net cash of approximately $9.3 million, which included an $23.8 million increase in merchandise inventories due to the seasonal build of inventories, offset by an increase in accounts payable and other liabilities of $15.4 million related to the increase in merchandise inventories.  Additionally, cash flows from operating activities included construction allowances from landlords of $1.7 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

In the current year first quarter, the Company paid a quarterly cash dividend of $0.05 per share on the Company’s common stock, which totaled $1.9 million.  On May 28, 2009, the Company announced that its Board had declared a quarterly cash dividend of $0.05 per share of common stock, payable on June 24, 2009 to shareholders of record at the close of business on June 9, 2009.

Management currently estimates that capital expenditures in 2009, net of construction allowances to be received from landlords, will be between $45.0 and $50.0 million.  The expenditures will principally be for the opening of 2009 new stores, store expansions, relocations and remodels.  Capital expenditures were $13.1 million in the current year first quarter as compared to $27.3 million in the prior year first quarter.  For the current year first quarter, the Company opened 11 new stores, including a reopened hurricane store, and relocated 9 stores as compared to 23 stores opened and 5 relocated stores in the prior year first quarter.  As noted above, the Company received construction allowances from landlords of $1.7 million in the current year first quarter to fund a portion of the capital expenditures related to store leasehold improvements in new and relocated stores, while $6.7 million was received from landlords in the prior year first quarter.  These funds have been recorded as a deferred rent credit in the balance sheet and will be recorded as an offset to rent expense over the lease term commencing with the date the allowances were earned.

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

Borrowings under the Revolving Credit Facility bear a floating rate of interest.  As of May 2, 2009, outstanding borrowings under the Revolving Credit Facility were $3.1 million.  An increase in interest rates in the future may have a negative impact on the Company’s results of operations and cash flows.  The Company had average daily borrowings of $1.1 million, bearing a weighted average interest rate of 3.3%, during the thirteen weeks ended May 2, 2009.  A hypothetical 10% change in interest rates would have an insignificant effect on the Company's annual results of operations and cash flows.

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

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures.  Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of May 2, 2009.

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

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  There were no changes in the Company’s internal control over financial reporting during the quarter ended May 2, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the current year first quarter ended May 2, 2009, the Company did not have any material legal proceedings brought against it, its subsidiary or their properties.

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

STAGE STORES, INC.

June 5, 2009	/s/ Andrew T. Hall
(Date)	Andrew T. Hall
President and Chief Executive Officer
(Principal Executive Officer)

June 5, 2009	/s/ Edward J. Record
(Date)	Edward J. Record
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)