Form 10-Q
period 2009-08-01
STAGE STORES INC
filed 2009-09-09
CIK 6885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to

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

As of August 28, 2009, there were 38,083,199 shares of the registrant's common stock outstanding.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
		Page No.
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets
	August 1, 2009 and January 31, 2009	3
	Condensed Consolidated Statements of Income
	Thirteen and Twenty-Six Weeks Ended August 1, 2009 and August 2, 2008	4
	Condensed Consolidated Statements of Cash Flows
	Twenty-Six Weeks Ended August 1, 2009 and August 2, 2008	5
	Condensed Consolidated Statement of Stockholders’ Equity
	Twenty-Six Weeks Ended August 1, 2009	6
	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	20

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 5.	Other Information	22
Item 6.	Exhibits	23

SIGNATURES		24

 References to a particular year are to Stage Stores Inc.’s fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year.  For example, a reference to “2008” is a reference to the fiscal year ended January 31, 2009 and a reference to "2009" is a reference to the fiscal year ending January 30, 2010.  2008 and 2009 are 52-week years.

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

Stage Stores, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(Unaudited)

	August 1, 2009	January 31, 2009

ASSETS
Cash and cash equivalents	$61,180	$26,278
Merchandise inventories, net	310,038	314,517
Prepaid expenses and other current assets	27,048	30,824
Total current assets	398,266	371,619

Property, equipment and leasehold improvements, net	359,202	367,135
Intangible asset	14,910	14,910
Other non-current assets, net	15,617	14,379
Total assets	$787,995	$768,043

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$110,660	$97,760
Current portion of debt obligations	11,685	11,161
Accrued expenses and other current liabilities	65,821	60,727
Total current liabilities	188,166	169,648

Debt obligations	40,966	45,851
Other long-term liabilities	100,682	102,541
Total liabilities	329,814	318,040

Commitments and contingencies

Common stock, par value $0.01, 100,000 shares authorized,
56,069 and 55,849 shares issued, respectively	561	558
Additional paid-in capital	498,633	494,765
Less treasury stock - at cost, 17,986 shares	(286,991)	(286,751)
Accumulated other comprehensive loss	(4,978)	(5,138)
Retained earnings	250,956	246,569
Stockholders' equity	458,181	450,003
Total liabilities and stockholders' equity	$787,995	$768,043

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Income
(in thousands, except earnings per share)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008

Net sales	$341,737	$372,707	$675,303	$726,243
Cost of sales and related buying, occupancy
and distribution expenses	241,540	266,149	490,623	524,087
Gross profit	100,197	106,558	184,680	202,156

Selling, general and administrative expenses	83,854	88,521	167,460	176,860
Store opening costs	465	1,231	1,651	3,539
Interest expense, net of income of $15 and $6 for
the thirteen weeks and $76 and $11 for the
twenty-six weeks, respectively	1,141	1,221	2,299	2,522
Income before income tax	14,737	15,585	13,270	19,235

Income tax expense	5,644	5,922	5,082	7,309
Net income	$9,093	$9,663	$8,188	$11,926

Basic and diluted earnings per share data:

Basic earnings per share	$0.24	$0.25	$0.22	$0.31

Basic weighted average shares outstanding	38,070	38,342	38,000	38,292

Diluted earnings per share	$0.24	$0.25	$0.21	$0.31

Diluted weighted average shares outstanding	38,467	38,960	38,350	38,939

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	August 1, 2009	August 2, 2008
Cash flows from operating activities:
Net income	$8,188	$11,926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and leasehold impairments	30,529	29,204
Deferred income taxes	305	(33)
Tax deficiency from stock-based compensation	(373)	(146)
Stock-based compensation expense	3,294	3,280
Amortization of debt issue costs	145	123
Excess tax benefits from stock-based compensation	(124)	(468)
Deferred compensation obligation	71	357
Amortization of employee benefit related costs	260	-
Construction allowances from landlords	2,005	9,167
Other changes in operating assets and liabilities:
Decrease (increase) in merchandise inventories	4,479	(6,964)
Decrease in other assets	1,703	18,499
Increase in accounts payable and other liabilities	15,545	21,418
Total adjustments	57,839	74,437
Net cash provided by operating activities	66,027	86,363

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(24,304)	(52,334)
Proceeds from insurance related to property, equipment and leasehold improvements	578	-
Net cash used in investing activities	(23,726)	(52,334)

Cash flows from financing activities:
Proceeds from (payments on):
Borrowings under revolving credit facility, net	-	(39,059)
Equipment financing	-	14,485
Finance lease obligations	1,585	-
Debt obligations	(5,946)	(3,190)
Debt issuance costs	-	(145)
Repurchases of common stock	(240)	(509)
Exercise of stock options	879	1,095
Excess tax benefits from stock-based compensation	124	468
Cash dividends	(3,801)	(3,831)
Net cash used in financing activities	(7,399)	(30,686)
Net increase in cash and cash equivalents	34,902	3,343

Cash and cash equivalents:
Beginning of period	26,278	17,028
End of period	$61,180	$20,371

Supplemental disclosures:
Interest paid	$2,313	$2,452
Income taxes paid	$10	$2,409
Unpaid liabilities for capital expenditures	$6,423	$11,604

         The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statement of Stockholders' Equity
For the Twenty-Six Weeks Ended August 1, 2009
(in thousands, except per share amount)
(Unaudited)

						Accumulated
	Common		Additional	Treasury		Other
	Stock		Paid-in	Stock		Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total

Balance, January 31, 2009	55,849	$558	$494,765	(17,986)	$(286,751)	$(5,138)	$246,569	$450,003

Net income	-	-	-	-	-	-	8,188	8,188
Amortization of employee benefit
related costs, net of tax of $0.1 million	-	-	-	-	-	160	-	160
Comprehensive income								8,348

Dividends on common stock,
$0.10 per share	-	-	-	-	-	-	(3,801)	(3,801)
Deferred compensation	-	-	71	-	(71)	-	-	-
Stock options exercised	125	2	876	-	-	-	-	878
Issuance of stock awards, net	95	1	-	-	(169)	-	-	(168)
Stock-based compensation expense	-	-	3,294	-	-	-	-	3,294
Tax deficiency from stock-based
compensation	-	-	(373)	-	-	-	-	(373)

Balance, August 1, 2009	56,069	$561	$498,633	(17,986)	$(286,991)	$(4,978)	$250,956	$458,181

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.           Basis of Presentation

The accompanying Condensed Consolidated Financial Statements (Unaudited) of Stage Stores, Inc. and subsidiary (“Stage Stores” or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) for complete financial statements.  Those adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made.  The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year.  The Condensed Consolidated Financial Statements (Unaudited) should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto filed with Stage Stores’ Annual Report on Form 10-K for the year ended January 31, 2009.  References to a particular year are to Stage Stores’ fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year.  For example, a reference to “2008” is a reference to the fiscal year ended January 31, 2009 and a reference to "2009" is a reference to the fiscal year ending January 30, 2010.  References to “current year” pertain to the twenty-six weeks ended August 1, 2009, and references to “prior year” pertain to the twenty-six weeks ended August 2, 2008.

Stage Stores is a Houston, Texas-based regional, specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family.  As of August 1, 2009, the Company operated 743 stores located in 39 states.  The Company operates its stores under the five names of Bealls, Goody’s, Palais Royal, Peebles and Stage.

Recent Accounting Standards. In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”).  This standard replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles and establishes two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. On July 1, 2009, the FASB Accounting Standards Codification (the “Codification” or “ASC”) became the single source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants.  The Codification will be effective for interim and annual reporting periods after September 15, 2009.  The Company has included references to authoritative accounting literature in accordance with the Codification.  There are no other changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification.

In May 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS 165” or “ASC 855-10”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”).  SFAS 165 requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date.  SFAS 165 is effective for interim and annual periods ending after June 15, 2009.  For the Company’s purposes, subsequent events are evaluated up to September 9, 2009, the date these financial statements are issued.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4” or “ASC 820-10-65-4”).  This FSP amends FASB Statement No. 157, Fair Value Measurements (“SFAS 157” or “ASC 820-10”) and supersedes FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“ASC 820-10-65-2”).  FSP FAS 157-4 states that a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity is an indication that transactions or quoted prices may not be determinative of fair value.  Accordingly, further analysis of transactions or quoted prices is needed, and a significant adjustment to transactions or quoted prices may be necessary to estimate fair value.  FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively.  The adoption of FSP FAS 157-4 did not have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1/APB 28-1” or “ASC 825 -10-65-1”).  FSP FAS 107-1/APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”) and requires fair value measurement disclosures for interim reporting periods of publicly traded companies as well as in annual financial statements.  Additionally, FSP FAS 107-1/APB 28-1 requires the disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods.  FSP FAS 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for financial statements issued for interim or annual reporting periods ending after June 15, 2009.  At August 1, 2009, the Company believes that the carrying amounts of cash and cash equivalents, payables and debt obligations approximate fair value due to the short maturity of these financial instruments.  The Company also believes that the Revolving Credit Facility (see Note 3) approximates fair value since interest rates are adjusted to reflect current rates.    The Company adopted FSP FAS 107-1/APB 28-1 in these interim financial statements and the adoption did not have a material impact on its consolidated financial statements.

In June 2008, the FASB issued an FSP on Emerging Issue Task Force (“EITF”) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1” or “ASC 260-10”).  FSP EITF 03-6-1 requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and need to be included in the computation of earnings per share pursuant to the two-class method described in FASB Statement No. 128, Earnings per Share (“ASC 260-10”).  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years with retrospective application for all periods presented.  On February 1, 2009, the Company retrospectively adopted FSP EITF 03-6-1.  A portion of the Company’s non-vested stock awards contain nonforfeitable rights to dividends and consequently are required to be included in the calculation of basic earnings per share.  For the twenty-six weeks ended August 1, 2009 and prior periods, the adoption of FSP EITF 03-6-1 had no material impact on earnings per share or weighted average shares outstanding.

In June 2008, the EITF of the FASB reached a consensus on Issue No. 08-3, Accounting by Lessees for Maintenance Deposits (“EITF 08-3” or “ASC 840-10”).  EITF 08-3 specifies the accounting treatment for lessees related to maintenance deposits paid by a lessee under an arrangement accounted for as a lease that are refunded only if the lessee performs specified maintenance activities.  EITF 08-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company adopted the provisions of EITF 08-3 as of February 1, 2009, which did not have a material impact on its consolidated financial statements.

2.           Stock-Based Compensation

As approved by the Company’s shareholders, the Company established the Amended and Restated 2001 Equity Incentive Plan (the “2001 Equity Incentive Plan”) and the Amended and Restated 2008 Equity Incentive Plan (the “2008 Equity Incentive Plan” and collectively with the 2001 Equity Incentive Plan, the “Equity Incentive Plans”) to reward, retain and attract key personnel.  The Equity Incentive Plans provide for grants of nonqualified or incentive stock options, stock appreciation rights (“SARs”), performance shares or units, stock units and stock grants.  To fund the 2001 Equity Incentive Plan and the 2008 Equity Incentive Plan, 12,375,000 and 2,750,000 shares, respectively, of the Company’s common stock were reserved for issuance upon exercise of awards.

The following table summarizes stock-based compensation expense by type of grant for the thirteen and twenty-six weeks ended August 1, 2009 and August 2, 2008 (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Stock options and SARs	$1,090	$708	$1,992	$1,469
Non-vested stock	278	326	551	644
Performance shares	486	425	751	1,167

Total compensation expense	1,854	1,459	3,294	3,280
Related tax benefit	(710)	(554)	(1,262)	(1,246)
	$1,144	$905	$2,032	$2,034

As of August 1, 2009, the Company had unrecognized compensation cost of $12.2 million related to stock-based compensation awards granted.  That cost is expected to be recognized over a weighted average period of 2.3 years.

The following table provides the significant weighted average assumptions used in determining the estimated fair value, at the date of grant under the Black-Scholes option-pricing model, of SARs granted in the twenty-six weeks ended August 1, 2009 and August 2, 2008:

	Twenty-Six Weeks Ended
	August 1, 2009	August 2, 2008
Expected volatility	43.8% - 59.4%	37.6% - 39.8%
Weighted average volatility	59.3%	39.8%
Risk-free rate	1.6% - 2.5%	2.3% - 3.1%
Expected life (in years)	4.1 - 4.4	4.4
Expected dividend yield	2.1% - 3.0%	1.3% - 1.6%

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

Stock Options and SARs

The right to exercise stock options and SARs, to be settled by issuance of common stock, generally vests over four years from the date of grant, with 25% vesting at the end of each of the first four years following the date of grant.  Options issued prior to January 29, 2005 will generally expire, if not exercised, within ten years from the date of the grant, while stock options and SARs granted after that date generally expire, if not exercised, within seven years from the date of grant.  The weighted average grant date fair value for SARs granted during the twenty-six weeks ended August 1, 2009 and August 2, 2008 was $4.01 and $5.06, respectively.

The following table summarizes information about stock options and SARs outstanding under the Equity Incentive Plans as of August 1, 2009, and changes during the twenty-six weeks ended August 1, 2009, is detailed below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2009	4,331,975	$14.96
Granted	832,000	9.75
Exercised	(124,829)	7.03
Forfeited	(320,717)	17.31
Outstanding at August 1, 2009	4,718,429	$14.09	4.5	$8,092

Vested or expected to vest at August 1, 2009	4,309,874	$14.11	4.4	$7,504

Exercisable at August 1, 2009	2,675,655	$14.21	3.5	$5,150

The following table summarizes information about non-vested stock option awards and SARs outstanding as of August 1, 2009, and changes during the twenty-six weeks ended August 1, 2009:

Stock Options/SARs	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at January 31, 2009	1,787,877	$5.64
Granted	832,000	4.01
Vested	(490,600)	6.18
Forfeited	(86,503)	5.84
Non-vested at August 1, 2009	2,042,774	$4.84

The aggregate intrinsic value of stock options and SARs, defined as the amount by which the market price of the underlying stock on the date of exercise exceeds the exercise price of the award, exercised during the twenty-six weeks ended August 1, 2009 and August 2, 2008 was $0.3 million and $1.2 million, respectively.

Non-vested Stock

The Company has granted shares of non-vested stock to members of management and independent directors.  The non-vested stock converts one for one to common stock at the end of the vesting period at no cost to the recipient to whom it is awarded.  The non-vested stock generally vests at the end of a three-year period from the date of grant.

The following table summarizes information about non-vested stock granted by the Company as of August 1, 2009, and changes during the twenty-six weeks ended August 1, 2009:

Non-vested Stock	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2009	199,673	$15.43
Granted	50,086	13.31
Vested	(38,396)	21.39
Outstanding at August 1, 2009	211,363	$13.84

During the current year, 38,396 shares, with an aggregate intrinsic value of $0.5 million, vested.  The payment of the employees’ tax liability for a portion of the non-vested shares that vested was satisfied by withholding shares with a fair value equal to the tax liability.  As a result, the actual number of shares issued was 33,767.

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

The following table summarizes information about the performance shares that remain outstanding as of August 1, 2009:

				Weighted
				Average
	Target	Target	Target	Grant Date
Period	Shares	Shares	Shares	Fair Value per
Granted	Granted	Forfeited	Outstanding	Share
2007	78,500	(26,000)	52,500	$29.43
2008	115,000	(17,000)	98,000	24.53
2009	135,000	-	135,000	12.73
Total	328,500	(43,000)	285,500

During the current year, 73,272 shares, with an aggregate intrinsic value of $0.7 million, vested related to the 2006 performance share grant.  The payment of the employees’ tax liability of approximately $0.1 million was satisfied by withholding shares with a fair value equal to the tax liability.  As a result, the actual number of shares issued was 61,626.

3.           Debt Obligations

Debt obligations as of August 1, 2009 and January 31, 2009 consist of the following (in thousands):

	August 1, 2009	January 31, 2009
Equipment financing	$44,203	$49,937
Finance lease obligations	8,448	7,075
Total debt obligations	52,651	57,012
Less: Current portion of debt obligations	11,685	11,161
Long-term debt obligations	$40,966	$45,851

The Company has a $250.0 million senior secured revolving credit facility (the "Revolving Credit Facility") that matures on April 20, 2012.  The Revolving Credit Facility includes an uncommitted accordion feature to increase the size of the facility to $350.0 million.  Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement.  The daily interest rates under the Revolving Credit Facility are determined by a prime rate, or Eurodollar rate plus an applicable margin, as set forth in the Revolving Credit Facility agreement.  Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility.  The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements.  For the current year, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 3.3% and $2.3 million, respectively.

The Company also issues letters of credit under its Revolving Credit Facility to support certain merchandise purchases and to collateralize retained risks and deductibles under various insurance programs.  At August 1, 2009, the Company had outstanding letters of credit totaling approximately $19.2 million.  These letters of credit expire within twelve months of issuance.  Excess borrowing availability under the Revolving Credit Facility at August 1, 2009, net of letters of credit outstanding, was $170.1 million.

The Revolving Credit Facility contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions.  At August 1, 2009, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility.

           While infrequent in occurrence, occasionally the Company is responsible for the construction of leased stores and for paying project costs.  EITF Issue 97-10, The Effect of Lessee Involvement in Asset Construction (“EITF 97-10” or “ASC 840-40”), requires the Company to be considered the owner (for accounting purposes) of this type of project during the construction period.  Such leases are accounted for as finance lease obligations with the amounts received from the landlord being recorded in debt obligations.  Interest expense is recognized at a rate that will amortize the finance lease obligation over the initial term of the lease.  Where EITF 97-10 was applicable, as of August 1, 2009, the Company has recorded approximately $8.4 million of finance lease obligations related to five store leases with interest rates ranging from of 6.1% to 16.9% on its Condensed Consolidated Balance Sheet (Unaudited).

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

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  The Company is subject to U.S. federal income tax examinations by tax authorities for the fiscal year ended February 3, 2007 and forward.  Although the outcome of tax audits is uncertain, the Company has concluded that there were no significant uncertain tax positions, as defined by FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“ASC 740-10”), requiring recognition in its financial statements.  However, the Company may, from time to time, be assessed interest and/or penalties.  In the event the Company receives an assessment for interest and/or penalties, it will be classified in the financial statements as income tax expense.

5.           Earnings per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the measurement period.  Diluted earnings per share is computed using the weighted average number of common shares and all potentially dilutive common share equivalents outstanding during the measurement period.

The following table summarizes the components used to determine diluted weighted average shares outstanding for each period (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Basic weighted average shares outstanding	38,070	38,342	38,000	38,292
Effect of dilutive securities:
Stock options, SARs and non-vested stock grants	397	618	350	647
Diluted weighted average shares outstanding	38,467	38,960	38,350	38,939

The following table illustrates the number of stock options and SARs (in thousands) that were outstanding, but not included, in the computation of diluted weighted average shares outstanding because the exercise price of the stock options and SARs was greater than the average market price of the Company’s common shares for each period:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008

Number of anti-dilutive stock options and SARs outstanding	2,709	3,049	2,818	3,049

6.           Stockholders’ Equity

One of the Company’s deferred compensation plans covering executives and certain officers was amended to provide for an investment option that would allow participants to elect to purchase shares of Stage Stores common stock (the “Company Stock Investment Option”), along with the pre-existing investment options.  In connection with this amendment, the Company established a grantor trust to facilitate the collection of funds and purchase of Company shares on the open market at prevailing market prices.  All shares purchased through the grantor trust are held in the trust until the participants are eligible to receive the benefits under the terms of the plan, at which time the deferred compensation obligation related to the Company Stock Investment Option may only be settled by the delivery of the fixed number of shares held by the grantor trust on the participant’s behalf.  During the twenty-six weeks ended August 1, 2009, participants elected to invest approximately $0.1 million of the total deferred compensation withheld in the Company Stock Investment Option.  The purchase of shares made by the grantor trust on behalf of the participants is included in treasury stock and the corresponding deferred compensation obligation is included in additional paid-in capital.

The Company currently pays a quarterly cash dividend of $0.05 per share on its common stock.  In the current year, the Company has paid cash dividends totaling $3.8 million.  On August 27, 2009, the Company’s Board declared a quarterly cash dividend of $0.05 per share of common stock, payable on September 23, 2009 to shareholders of record at the close of business on September 8, 2009.

7.           Retirement Plans

The Company sponsors a defined benefit plan, which was frozen on June 30, 1998.  The components of pension cost for each period are as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Interest cost	$581	$626	$1,161	$1,252
Expected return on plan assets	(501)	(674)	(1,002)	(1,348)
Net loss amortization	130	-	260	-
Net periodic pension cost (income)	$210	$(48)	$419	$(96)

The Company’s funding policy is to make contributions to maintain the minimum funding requirements for its pension obligations in accordance with the Employee Retirement Income Security Act.  The Company may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover the short-term liquidity needs of the plans in order to maintain current invested positions.  During the current year, the Company contributed $1.4 million to the pension plan and expects to contribute an additional $1.6 million during the remainder of the year.

8.           Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets (Unaudited) as of August 1, 2009, subject to SFAS 157:

	Balance as of	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	August 1, 2009	(Level 1)	(Level 2)	(Level 3)
Assets
Securities held in grantor trust for deferred compensation plans (1)(2)	$12,380	$12,380	$-	$-

Liabilities
Deferred non-employee director equity compensation plan liability (2)	$239	$239	$-	$-

(1)	The Company has a liability recorded related to these assets for the amount due to participants corresponding in value to the securities held in the grantor trust.
(2)
Using the market approach, the fair values of these items represent quoted market prices multiplied by the quantities held.  Gross gains and losses related to the changes in fair value in the assets and liabilities under the various deferred compensation plans are recorded in selling, general and administrative expenses and were nil for the twenty-six weeks ended August 1, 2009.

The Company adopted the required provisions of SFAS 157 for nonfinancial assets and nonfinancial liabilities as of February 1, 2009.  During its second quarter review of the performance of its stores, using an undiscounted cash flow model, the Company identified certain stores whose cash flow trends indicated that the carrying value of leasehold improvements may not be fully recoverable and determined that impairment charges were necessary for the current year. Leasehold improvements include all additions or improvements that were made to leased properties to improve asset value and are recorded at cost, which is the fair value at the acquisition date, and depreciated over the estimated useful lives of the leasehold improvements.

The following table shows the Company’s nonfinancial assets measured at fair value on a nonrecurring basis in the Condensed Consolidated Balance Sheets (Unaudited) as of August 1, 2009, subject to SFAS 157 (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	August 1, 2009	(Level 1)	(Level 2)	(Level 3)
Assets
Leasehold improvements (1)	$477	$-	$-	$477

(1)
In accordance with FASB Statement No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets (“ASC 360-10”), leasehold improvements with a carrying amount of $1.2 million were written down to their fair market value of $0.5 million, resulting in impairment charges of $0.7 million during the current year second quarter which are included in cost of sales and related buying, occupancy and distribution expenses in the Condensed Consolidated Statement of Operations (Unaudited).

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain statements in this Form 10-Q contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  Forward-looking statements reflect the Company’s expectations regarding future events and operating performance and often contain words such as "believe," "expect," "may," "will," "should," "could," "anticipate," "plan" or similar words.

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

General

Stage Stores is a Houston, Texas-based regional, specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family. As of August 1, 2009, the Company operated 743 stores located in 39 states.  The Company operates its stores under the five names of Bealls, Goody’s, Palais Royal, Peebles and Stage.  The Company's principal focus is on consumers in small and mid-sized markets which the Company believes are under-served and less competitive.  The Company differentiates itself from the competition in the small and mid-sized markets in which it operates by offering consumers access to basic as well as fashionable brand name merchandise not typically carried by other retailers in the same market area.  In the highly competitive metropolitan markets in which it operates, the Company competes against national department store chains, which similarly offer moderately priced, brand name and private label merchandise.  As a way of differentiating itself from the competition in these larger metropolitan markets, the Company endeavors to offer consumers a high level of customer service in convenient locations.

On July 3, 2009, the Company acquired the Goody’s name through the Goody’s bankruptcy auction.  The Company intends to use the Goody’s name in select new store markets in which there is a strong customer awareness and recognition of the name.  During August 2009, the Company opened eight stores under the Goody’s name and plans to open seven more Goody’s stores in the current year.  The Company is taking advantage of the current economic environment by negotiating very attractive lease rates for these new stores.  In addition, as the former Goody’s store format is comparable to the Company’s store format, the net capital investment in these locations is about one half the amount of a typical new store.  Due to the favorable lease rates and lower capital requirement, the Company’s near term expansion plans will be focused on former Goody’s markets.  The Company expects to open an additional 30 to 35 stores in former Goody’s markets in future years.

The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements as included in the Form 10-K.

Results of Operations

The following table sets forth the results of operations as a percentage of sales for the periods indicated:

	Thirteen Weeks Ended (1)		Twenty-Six Weeks Ended (1)
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and related buying, occupancy
and distribution expenses	70.7	71.4	72.7	72.2
Gross profit	29.3	28.6	27.3	27.8

Selling, general and administrative expenses	24.5	23.8	24.8	24.4
Store opening costs	0.1	0.3	0.2	0.5
Interest expense, net	0.3	0.3	0.3	0.3
Income before income tax	4.3	4.2	2.0	2.6

Income tax expense	1.7	1.6	0.8	1.0
Net income	2.7%	2.6%	1.2%	1.6%

(1) Percentages may not foot due to rounding.

Thirteen Weeks Ended August 1, 2009 Compared to Thirteen Weeks Ended August 2, 2008

Sales for the thirteen weeks ended August 1, 2009 (the “current year second quarter”) decreased 8.3% to $341.7 million from $372.7 million for the thirteen weeks ended August 2, 2008 (the “prior year second quarter”).  Comparable store sales, which are sales in stores that are open for at least 14 full months prior to the reporting period, decreased by 10.7% in the current year second quarter as compared to a 1.4% decrease in the prior year second quarter.  In the current year second quarter, new stores that were not in the comparable store base contributed sales of $10.0 million.  These sales were offset by a loss of $2.6 million in sales from closed stores that were in operation during the prior year second quarter.

Sales in the current year second quarter continued to be negatively impacted by the significant downturn in the macroeconomic environment, including the retail industry, which is sensitive to conditions impacting discretionary consumer spending, such as the recent housing crisis, employment levels and other factors influencing consumer confidence.  Sales in the current year second quarter were also impacted by reduced levels of clearance merchandise as compared to the prior year second quarter, which resulted in lower clearance sales.  On a merchandise category basis, all families of business experienced a comparable store sales decline in the current year second quarter.  However, ladies ready-to-wear, comprised of misses sportswear, petites and plus sizes, outperformed the Company’s comparable store sales.  Other key merchandise categories (i.e., those categories comprising greater than 5% of sales), which outperformed the Company’s average comparable store sales level were cosmetics, dresses, accessories, and men’s.  The Company continues to focus on growing its cosmetics line of business, and on August 18, 2009, it announced the newly created position of Senior Vice President, Cosmetics, and consolidated the Houston and South Hill Divisions’ cosmetics buying offices under this position.  With regard to market size, the Company’s small markets (populations less than 50,000) outperformed stores in its mid-sized (populations of 50,000 to 150,000) and large markets (populations greater than 150,000), and posted comparable store sales decreases of 9.8%, 11.4% and 11.9%, respectively.  Small markets continue to be the focus of the Company’s new store expansion plans.

The following is a summary of the changes in the components of cost of sales between the current year second quarter and the prior year second quarter, expressed as a percent of sales:

	Increase
	(Decrease)
	Q2
Merchandise cost of sales	(1.86	) %
Buying, occupancy and distribution expenses	1.13
Decrease in merchandise cost of sales and related buying,
occupancy and distribution expenses rate	(0.73	) %

Gross profit decreased 6.0% to $100.2 million for the current year second quarter from $106.6 million in the prior year second quarter.  Gross profit, as a percent of sales, was 29.3% in the current year second quarter and 28.6% in the prior year second quarter.  The decrease in merchandise cost of sales is primarily due to the lower levels of clearance merchandise as a result of the Company’s lower overall inventory levels.  The increase in buying, occupancy and distribution expenses over the prior year second quarter is primarily due to increased store occupancy and depreciation costs due to the current year second quarter’s higher store count.  The increase in buying, occupancy and distribution expenses as a percent of sales reflects the deleveraging of these costs due to the decline in comparable store sales in the current year second quarter.

Selling, general and administrative (“SG&A”) expenses in the current year second quarter decreased by $4.7 million, or 5.3%, to $83.9 million from $88.5 million in the prior year second quarter despite operating 24 net additional stores at the end of the second quarter.  This decrease is primarily due to a company-wide initiative to reduce variable operating expenses that resulted in lower store payroll and controllable costs, and general administrative expenses.  SG&A expenses were also positively impacted by an increase in credit income associated with the yield sharing provisions in the Company’s private label credit card program.  As a percent of sales, SG&A expenses increased to 24.5% in the current year second quarter from 23.8% in the prior year second quarter.  The increase in the SG&A rate is due to deleveraging of expenses caused by the decline in comparable store sales in the current year second quarter.

Store opening costs were $0.5 million in the current year second quarter.  During the prior year second quarter, the Company incurred $1.2 million in store opening costs related to five new stores opened and three stores relocated.  Store opening costs are expensed as incurred and include costs of stores opening in future quarters.

Net interest expense was $1.1 million in the current year second quarter compared to $1.2 million in the prior year second quarter.  Interest expense is primarily comprised of interest on borrowings under the Revolving Credit Facility (see “Liquidity and Capital Resources”), related letters of credit and commitment fees, amortization of debt issue costs, interest on finance lease obligations and equipment financing notes.  The decrease in interest expense is primarily due to lower Revolving Credit Facility borrowings in the current year second quarter.  The Company had a current year second quarter weighted average Revolving Credit Facility balance of $0.1 million as compared to $37.7 million for the prior year second quarter.  The lower interest expense on lower average Revolving Credit Facility borrowings was offset by higher interest expense on the Company’s equipment financing notes.  The weighted average amount of equipment financing notes outstanding was $45.6 million in the current year second quarter as compared to $30.2 million in the prior year second quarter.

The Company’s effective tax rate for the current year second quarter was 38.3%, which resulted in an estimated tax expense of $5.6 million.  This compares to income tax expense of $5.9 million in the prior year second quarter during which the effective tax rate was 38.0%.

As a result of the foregoing, the Company had a net income of $9.1 million for the current year second quarter as compared to net income of $9.7 million for the prior year second quarter.

Twenty-Six Weeks Ended August 1, 2009 Compared to Twenty-Six Weeks Ended August 2, 2008

Sales for the twenty-six weeks ended August 1, 2009 (the “current year”) decreased by 7.0% to $675.3 million from $726.2 million for the twenty-six weeks ended August 2, 2008 (the “prior year”).  Comparable store sales, which are sales in stores that are open for at least 14 full months prior to the reporting period, decreased by 9.9% in the current year as compared to a 3.4% decrease in the prior year.  In the current year, new stores that were not in the comparable store base contributed sales of $23.4 million.  These sales were offset by a loss of $5.1 million in sales from closed stores that were in operation during the prior year.

Sales in the current year continued to be negatively impacted by the significant downturn in the macroeconomic environment, including the retail industry, which is sensitive to conditions impacting discretionary consumer spending, such as the recent housing crisis, employment levels and other factors influencing consumer confidence.  Sales in the current year were also impacted by reduced levels of clearance merchandise as compared to the prior year, which resulted in lower clearance sales.  On a merchandise category basis, all families of business experienced a comparable store sales decline in the current year.  Key merchandise categories (i.e., those categories comprising greater than 5% of sales), which outperformed the Company’s comparable store sales, were cosmetics, dresses, misses sportswear, accessories and men’s.  With regard to market size, the Company’s small markets (populations less than 50,000) outperformed stores in its mid-sized markets (populations of 50,000 to 150,000) and large markets (populations greater than 150,000) and posted comparable store sales decreases of 8.4%, 10.8% and 12.5%, respectively.  Small markets continue to be the focus of the Company’s new store expansion plans.

The following is a summary of the changes in the components of cost of sales between the current year and the prior year, expressed as a percent of sales:

	Increase
	(Decrease)
	YTD
Merchandise cost of sales	(0.95	) %
Buying, occupancy and distribution expenses	1.45
Increase in merchandise cost of sales and related buying,
occupancy and distribution expenses rate	0.50%

Gross profit decreased 8.6% to $184.7 million for the current year from $202.2 million in the prior year.  Gross profit, as a percent of sales, was 27.3% in the current year and 27.8% in the prior year.  The decrease in merchandise cost of sales is primarily due to the lower levels of clearance merchandise as a result of the Company’s lower overall inventory levels.  The increase in buying, occupancy and distribution expenses over the prior year is primarily due to increased store occupancy and depreciation costs due to the current year’s higher store count.  The increase in buying, occupancy and distribution expenses as a percent of sales reflects the deleveraging of these costs due to the decline in comparable store sales in the current year.

SG&A expenses in the current year decreased by $9.4 million, or 5.3%, to $167.5 million from $176.9 million in the prior year despite operating 24 net additional stores at the end of the second quarter.  This decrease is primarily due to a company-wide initiative to reduce variable operating expenses and resulted in lower store payroll and controllable costs, and lower general administrative and advertising expenses.  SG&A expenses were also positively impacted by an increase in credit income associated with the yield sharing provisions in the Company’s private label credit card program.  As a percent of sales, SG&A expenses increased to 24.8% in the current year from 24.4% in the prior year.  The increase in the SG&A rate is due to deleveraging of expenses caused by the decline in comparable store sales in the current year.

Store opening costs in the current year of $1.7 million include costs related to the opening of 11 new stores, including a reopened hurricane-damaged store, and the relocation of 12 stores.  During the prior year, the Company incurred $3.5 million in store opening costs related to 28 new stores opened and 8 stores relocated.  Store opening costs are expensed as incurred and include costs of stores opening in future quarters.

Net interest expense was $2.3 million in the current year compared to $2.5 million in the prior year.  Interest expense is primarily comprised of interest on borrowings under the Revolving Credit Facility (see “Liquidity and Capital Resources”), related letters of credit and commitment fees, amortization of debt issue costs, interest on finance lease obligations and equipment financing notes.  The decrease in interest expense is primarily due to lower Revolving Credit Facility borrowings in the current year.  The Company had a current year weighted average Revolving Credit facility balance of $2.3 million as compared to $42.7 million for the prior year.  The lower interest expense on lower average Revolving Credit Facility borrowings was offset by higher interest expense on the Company’s equipment financing notes.  The weighted average amount of equipment financing notes outstanding was $46.9 million in the current year as compared to $31.0 million in the prior year.

The Company’s effective tax rate for the current year was 38.3%, which resulted in an estimated tax expense of $5.1 million.  This compares to income tax expense of $7.3 million in the prior year during which the effective tax rate was 38.0%.

As a result of the foregoing, the Company had a net income of $8.2 million for the current year as compared to net income of $11.9 million for the prior year.

Seasonality and Inflation

Historically, the Company's business is seasonal and sales are traditionally lower during the first three quarters of the year (February through October) and higher during the last three months of the year (November through January).  The fourth quarter typically accounts for slightly more than 30% of the Company's annual sales, with the other quarters accounting for approximately 22% to 24% each.  Working capital requirements fluctuate during the year and generally reach their highest levels during the third and fourth quarters.  The Company does not believe that inflation had a material effect on its results of operations during the twenty-six weeks ended August 1, 2009 and August 2, 2008, respectively.  However, there can be no assurance that the Company's business will not be affected by inflation in the future.

Liquidity and Capital Resources

The Company's liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows, (iii) normal trade credit, (iv) equipment financing notes and (v) its Revolving Credit Facility.

The Company has a $250.0 million senior secured revolving credit facility (the "Revolving Credit Facility") that matures on April 20, 2012.  The Revolving Credit Facility includes an uncommitted accordion feature to increase the size of the facility to $350.0 million.  Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement.  The daily interest rates under the Revolving Credit Facility are determined by a prime rate, or Eurodollar rate plus an applicable margin, as set forth in the Revolving Credit Facility agreement.  Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility.  The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements.  For the current year, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 3.3% and $2.3 million, respectively.

The Company also issues letters of credit under its Revolving Credit Facility to support certain merchandise purchases and to collateralize retained risks and deductibles under various insurance programs.  At August 1, 2009, the Company had outstanding letters of credit totaling approximately $19.2 million.  These letters of credit expire within twelve months of issuance.  Excess borrowing availability under the Revolving Credit Facility at August 1, 2009, net of letters of credit outstanding, was $170.1 million.

The Revolving Credit Facility contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances, and (iii) related party transactions.  At August 1, 2009, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility.

The Company generated $66.0 million in cash from operating activities during the twenty-six weeks ended August 1, 2009.  Net income, adjusted for non-cash expenses, provided cash of approximately $42.3 million.  Changes in operating assets and liabilities provided net cash of approximately $21.7 million, which included a $4.5 million decrease in merchandise inventories, a $1.7 million decrease in other assets, and an increase in accounts payable and other liabilities of $15.5 million.  Additionally, cash flows from operating activities included construction allowances from landlords of $2.0 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

The Company currently pays a quarterly cash dividend of $0.05 per share on its common stock.  In the current year, the Company has paid quarterly cash dividends totaling $3.8 million.  On August 27, 2009, the Company’s Board declared a quarterly cash dividend of $0.05 per share of common stock, payable on September 23, 2009 to shareholders of record at the close of business on September 8, 2009.

Management currently estimates that capital expenditures in 2009, net of construction allowances to be received from landlords, will be between $45.0 and $50.0 million.  The expenditures will principally be for the opening of new stores, store expansions, relocations and remodels.  Capital expenditures were $24.3 million in the current year as compared to $52.3 million in the prior year.  For the current year, the Company opened 11 new stores, including a reopened hurricane-damaged store, and relocated 12 stores, as compared to 28 stores opened and 8 stores relocated in the prior year.  As noted above, the Company received construction allowances from landlords of $2.0 million in the current year to fund a portion of the capital expenditures related to store leasehold improvements in new and relocated stores, while $9.2 million was received from landlords in the prior year.  These funds have been recorded as a deferred rent credit in the balance sheet and will be recorded as an offset to rent expense over the lease term commencing with the date the allowances were earned.

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

None.

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

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures.  Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of August 1, 2009.

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

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  There were no changes in the Company’s internal control over financial reporting during the quarter ended August 1, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

During the current year second quarter ended August 1, 2009, the Company did not have any material legal proceedings brought against it, its subsidiary or their properties.

ITEM 1A.             RISK FACTORS

There have not been any material changes from the risk factors as previously disclosed in the Form 10-K.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2009 Annual Meeting of Shareholders was held on June 4, 2009.  The following matters were submitted for a vote of the Company’s shareholders:

1. Election of Directors.  With respect to the election of eight Directors to hold office until the 2010 Annual Meeting and until their successors have been elected and have qualified, the results of the election for each such Director are as follows:

Directors	Votes For	Votes Against	Votes Abstained

Alan J. Barocas	35,555,012	463,195	90
Michael L. Glazer	35,273,398	742,935	1,964
Andrew T. Hall	35,554,512	463,695	90
John T. Mentzer	35,531,606	486,101	590
William J. Montgoris	35,529,782	487,925	590
Sharon B. Mosse	35,593,137	425,070	90
James R. Scarborough	34,705,064	1,313,143	90
David Y. Schwartz	35,553,712	464,495	90

2. Ratification of the Selection of Deloitte & Touche LLP as Independent Registered Public Accounting Firm for 2009.  With respect to the ratification of the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2009, the results are as follows:

In Favor Of	Against	Abstain

35,464,296	553,711	290

3. Approval of the Amended and Restated 2008 Equity Incentive Plan.  With respect to the approval of the Company’s Amended and Restated 2008 Equity Incentive Plan, the results are as follows:

In Favor Of	Against	Abstain

29,856,142	4,979,721	51,900

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

The following documents are the exhibits to this Form 10-Q.  For convenient reference, each exhibit is listed according to the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description
10.1
Stage Stores, Inc. Amended and Restated 2008 Equity Incentive Plan is incorporated by reference to Appendix A of Stage Stores’ Proxy Statement on Form DEF 14A (Commission File No. 1-14035) filed April 15, 2009.

10.2*
Sixth Amendment to Amended and Restated Private Label Credit Card Program Agreement dated as of July 30, 2009, by and among Stage Stores, Inc., Specialty Retailers, Inc. and World Financial Network National Bank.

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32*	Certification Pursuant to 18 U.S.C. Section 1350.
                         _________________________
*	Filed electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAGE STORES, INC.

September 9, 2009	/s/ Andrew T. Hall
(Date)	Andrew T. Hall
President and Chief Executive Officer
(Principal Executive Officer)

September 9, 2009	/s/ Edward J. Record
(Date)	Edward J. Record
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)