Form 10-Q
period 2009-10-31
STAGE STORES INC
filed 2009-12-09
CIK 6885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

or

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

As of November 27, 2009, there were 38,065,221 shares of the registrant's common stock outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

Stage Stores, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(Unaudited)

	October 31, 2009	January 31, 2009

ASSETS
Cash and cash equivalents	$45,483	$26,278
Merchandise inventories, net	379,331	314,517
Prepaid expenses and other current assets	26,575	30,824
Total current assets	451,389	371,619

Property, equipment and leasehold improvements, net	353,199	367,135
Intangible asset	14,910	14,910
Other non-current assets, net	15,619	14,379
Total assets	$835,117	$768,043

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$172,577	$97,760
Current portion of debt obligations	11,856	11,161
Accrued expenses and other current liabilities	62,415	60,727
Total current liabilities	246,848	169,648

Debt obligations	37,936	45,851
Other long-term liabilities	99,676	102,541
Total liabilities	384,460	318,040

Commitments and contingencies

Common stock, par value $0.01, 100,000 shares authorized,
56,077 and 55,849 shares issued, respectively	561	558
Additional paid-in capital	500,308	494,765
Less treasury stock - at cost, 17,986 shares	(287,040)	(286,751)
Accumulated other comprehensive loss	(4,898)	(5,138)
Retained earnings	241,726	246,569
Total stockholders' equity	450,657	450,003
Total liabilities and stockholders' equity	$835,117	$768,043

  The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except earnings per share)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008

Net sales	$324,944	$333,756	$1,000,247	$1,059,999
Cost of sales and related buying, occupancy
and distribution expenses	251,396	259,036	742,019	783,123
Gross profit	73,548	74,720	258,228	276,876

Selling, general and administrative expenses	83,222	84,417	250,682	261,277
Store opening costs	1,174	2,340	2,825	5,879
Goodwill impairment	-	95,374	-	95,374
Interest expense, net	1,079	1,365	3,378	3,887
(Loss) income before income tax	(11,927)	(108,776)	1,343	(89,541)

Income tax (benefit) expense	(4,608)	(5,980)	474	1,329
Net (loss) income	$(7,319)	$(102,796)	$869	$(90,870)

Basic and diluted (loss) income per share data:

Basic (loss) income per share	$(0.19)	$(2.66)	$0.02	$(2.37)

Basic weighted average shares outstanding	38,084	38,603	38,028	38,396

Diluted (loss) income per share	$(0.19)	$(2.66)	$0.02	$(2.37)

Diluted weighted average shares outstanding	38,084	38,603	38,403	38,396

  The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	October 31, 2009	November 1, 2008
Cash flows from operating activities:
Net income (loss)	$869	$(90,870)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and leasehold impairments	45,053	43,615
Deferred income taxes	662	330
Tax (deficiency) benefits from stock-based compensation	(391)	1,564
Stock-based compensation expense	4,953	5,717
Amortization of debt issue costs	218	191
Goodwill impairment	-	95,374
Excess tax benefits from stock-based compensation	(129)	(2,270)
Deferred compensation obligation	93	396
Amortization of employee benefit related costs	390	-
Construction allowances from landlords	3,543	18,921
Other changes in operating assets and liabilities:
Increase in merchandise inventories	(64,814)	(85,194)
Decrease in other assets	2,060	12,899
Increase in accounts payable and other liabilities	74,431	66,897
Total adjustments	66,069	158,440
Net cash provided by operating activities	66,938	67,570

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(36,110)	(79,710)
Proceeds from insurance and retirements of property, equipment
and leasehold improvements	578	3
Net cash used in investing activities	(35,532)	(79,707)

Cash flows from financing activities:
Proceeds from (payments on) revolving credit facility, net	-	2,124
Proceeds from long-term debt obligations	1,585	20,586
Payments of long-term debt obligations	(8,805)	(5,431)
Payments of debt issuance costs	-	(190)
Repurchases of common stock	(289)	(6,949)
Proceeds from exercise of stock options	891	4,687
Excess tax benefits from stock-based compensation	129	2,270
Cash dividends paid	(5,712)	(5,777)
Net cash (used in) provided by financing activities	(12,201)	11,320
Net increase (decrease) in cash and cash equivalents	19,205	(817)

Cash and cash equivalents:
Beginning of period	26,278	17,028
End of period	$45,483	$16,211

Supplemental disclosures:
Interest paid	$3,336	$3,679
Income taxes paid	$3,310	$2,841
Unpaid liabilities for capital expenditures	$3,082	$5,954

    The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statement of Stockholders' Equity
For the Thirty-Nine Weeks Ended October 31, 2009
(in thousands, except per share amount)
(Unaudited)

						Accumulated
	Common		Additional	Treasury		Other
	Stock		Paid-in	Stock		Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total

Balance, January 31, 2009	55,849	$558	$494,765	(17,986)	$(286,751)	$(5,138)	$246,569	$450,003

Net income	-	-	-	-	-	-	869	869
Amortization of employee benefit
related costs, net of tax of $0.1 million	-	-	-	-	-	240	-	240
Comprehensive income								1,109

Dividends on common stock,
$0.15 per share	-	-	-	-	-	-	(5,712)	(5,712)
Deferred compensation	-	-	93	-	(93)	-	-	-
Stock options exercised	127	2	888	-	-	-	-	890
Issuance of stock awards, net	101	1	-	-	(196)	-	-	(195)
Stock-based compensation expense	-	-	4,953	-	-	-	-	4,953
Tax deficiency from stock-based
compensation	-	-	(391)	-	-	-	-	(391)

Balance, October 31, 2009	56,077	$561	$500,308	(17,986)	$(287,040)	$(4,898)	$241,726	$450,657

    The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.             Basis of Presentation

The accompanying Condensed Consolidated Financial Statements (Unaudited) of Stage Stores, Inc. and subsidiary (“Stage Stores” or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) for complete financial statements.  Those adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made.  The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year.  The Condensed Consolidated Financial Statements (Unaudited) should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto filed with Stage Stores’ Annual Report on Form 10-K for the year ended January 31, 2009.  References to a particular year are to Stage Stores’ fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year.  For example, a reference to “2008” is a reference to the fiscal year ended January 31, 2009 and a reference to "2009" is a reference to the fiscal year ending January 30, 2010.  References to “current year” pertain to the thirty-nine weeks ended October 31, 2009, and references to “prior year” pertain to the thirty-nine weeks ended November 1, 2008.

Stage Stores is a Houston, Texas-based specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family.  As of October 31, 2009, the Company operated 758 stores located in 39 states.  The Company operates its stores under the five names of Bealls, Goody’s, Palais Royal, Peebles and Stage.

Recent Accounting Standards. In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) No. 105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (the “Codification”).  This standard replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. On July 1, 2009, the Codification became the single source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants.  The Codification was effective for interim and annual reporting periods after September 15, 2009.  The Company has included references to authoritative accounting literature in accordance with the Codification.  There are no other changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification.

In May 2009, the FASB issued ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”).  ASC 855 requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date.  ASC 855 was effective for interim and annual periods ending after June 15, 2009.  For the Company’s purposes, subsequent events are evaluated up to December 9, 2009, the date these financial statements are issued.

In April 2009, the FASB issued ASC 820-10-65-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This ASC amends certain provisions of ASC 820, Fair Value Measurements, and supersedes ASC 820-10-65-2, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  ASC 820-10-65-4 states that a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity is an indication that transactions or quoted prices may not be determinative of fair value.  Accordingly, further analysis of transactions or quoted prices is needed, and a significant adjustment to transactions or quoted prices may be necessary to estimate fair value.  ASC 820-10-65-4 was effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively.  The Company’s adoption of ASC 820-10-65-4 did not have a material impact on its condensed consolidated financial statements (unaudited).

In April 2009, the FASB issued ASC 825-10-65-1, Interim Disclosures about Fair Value of Financial Instruments.  ASC 825-10-65-1 amends ASC 825-50, Disclosures about Fair Value of Financial Instruments, and requires fair value measurement disclosures for interim reporting periods of publicly traded companies as well as in annual financial statements.  Additionally, ASC 825-10-65-1 requires the disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods.  ASC 825-10-65-1 does not change the accounting treatment for these financial instruments and was effective for financial statements issued for interim or annual reporting periods ending after June 15, 2009.  At October 31, 2009, the Company believes that the carrying amounts of cash and cash equivalents, payables and debt obligations approximate fair value due to the short maturity of these financial instruments.  The Company also believes that the Revolving Credit Facility (see Note 3) approximates fair value since interest rates are adjusted to reflect current rates.    The Company adopted ASC 825-10-65-1 as of May 3, 2009, and the adoption did not have a material impact on its condensed consolidated financial statements (unaudited).

In June 2008, the FASB issued ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  ASC 260-10-45 requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and need to be included in the computation of earnings per share pursuant to the two-class method described in ASC 260, Earnings per Share.  ASC 260-10-45 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years with retrospective application for all periods presented.  On February 1, 2009, the Company retrospectively adopted ASC 260-10-45.  A portion of the Company’s non-vested stock awards contain nonforfeitable rights to dividends and consequently are required to be included in the calculation of basic earnings per share.  For the thirty-nine weeks ended October 31, 2009 and prior periods, the adoption of ASC 260-10-45 had no material impact on earnings per share or weighted average shares outstanding.

In June 2008, the Emerging Issues Task Force of the FASB reached a consensus on ASC 840-10-05-9, Accounting by Lessees for Maintenance Deposits.  ASC 840-10-05-9 specifies the accounting treatment for lessees related to maintenance deposits paid by a lessee under an arrangement accounted for as a lease that are refunded only if the lessee performs specified maintenance activities.  ASC 840-10-05-9 was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  The Company adopted the provisions of ASC 840-10-05-9 as of February 1, 2009, which did not have a material impact on its condensed consolidated financial statements (unaudited).

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

The following table summarizes stock-based compensation expense by type of grant for the thirteen and thirty-nine weeks ended October 31, 2009 and November 1, 2008 (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Stock options and SARs	$882	$1,636	$2,874	$3,105
Non-vested stock	276	358	827	1,002
Performance shares	501	443	1,252	1,610
Total compensation expense	1,659	2,437	4,953	5,717
Related tax benefit	(635)	(926)	(1,897)	(2,172)
	$1,024	$1,511	$3,056	$3,545

As of October 31, 2009, the Company had unrecognized compensation cost of $10.5 million related to stock-based compensation awards granted.  That cost is expected to be recognized over a weighted average period of 2.1 years.

The following table provides the significant weighted average assumptions used in determining the estimated fair value, at the date of grant under the Black-Scholes option-pricing model, of SARs granted in the thirty-nine weeks ended October 31, 2009 and November 1, 2008:

	Thirty-Nine Weeks Ended
	October 31, 2009	November 1, 2008

Expected volatility	59.4% - 61.6%	37.6% - 42.8%
Weighted average volatility	59.4%	40.1%
Risk-free rate	1.6% - 2.0%	2.2% - 3.1%
Expected life (in years)	4.1	4.4
Expected dividend yield	1.6% - 2.1%	1.3% - 1.8%

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

Stock Options and SARs

The right to exercise stock options and SARs, to be settled by issuance of common stock, generally vests over four years from the date of grant, with 25% vesting at the end of each of the four years following the date of grant.  Options issued prior to January 29, 2005 will generally expire, if not exercised, within ten years from the date of the grant, while stock options and SARs granted after that date generally expire, if not exercised, within seven years from the date of grant.  The weighted average grant date fair value for SARs granted during the thirty-nine weeks ended October 31, 2009 and November 1, 2008 was $4.02 and $4.89, respectively.

The following table summarizes information about stock options and SARs outstanding under the Equity Incentive Plans as of October 31, 2009, and changes during the thirty-nine weeks ended October 31, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2009	4,331,975	$14.96
Granted	837,000	9.77
Exercised	(126,592)	7.03
Forfeited	(413,145)	17.35
Outstanding at October 31, 2009	4,629,238	$14.03	4.2	$6,684

Vested or expected to vest at October 31, 2009	4,244,293	$14.05	4.1	$6,247

Exercisable at October 31, 2009	2,704,513	$14.18	3.2	$4,496

The following table summarizes information about non-vested stock option awards and SARs outstanding as of October 31, 2009, and changes during the thirty-nine weeks ended October 31, 2009:

Stock Options/SARs	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at January 31, 2009	1,787,877	$5.64
Granted	837,000	4.02
Vested	(571,242)	6.06
Forfeited	(128,910)	5.65
Non-vested at October 31, 2009	1,924,725	$4.81

The aggregate intrinsic value of stock options and SARs, defined as the amount by which the market price of the underlying stock on the date of exercise exceeds the exercise price of the award, exercised during the thirty-nine weeks ended October 31, 2009 and November 1, 2008 was $0.3 million and $5.8 million, respectively.

Non-vested Stock

The Company has granted shares of non-vested stock to members of management and independent directors.  The non-vested stock converts one for one to common stock at the end of the vesting period at no cost to the recipient to whom it is awarded.  The non-vested stock generally vests at the end of a three-year period from the date of grant.

The following table summarizes information about non-vested stock granted by the Company as of October 31, 2009, and changes during the thirty-nine weeks ended October 31, 2009:

Non-vested Stock	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2009	199,673	$15.43
Granted	50,086	13.34
Vested	(45,896)	21.43
Outstanding at October 31, 2009	203,863	$13.56

During the current year, 45,896 shares, with an aggregate intrinsic value of $0.5 million, vested.  The payment of the employees’ tax liability for a portion of the non-vested shares that vested was satisfied by withholding shares with a fair value equal to the tax liability.  As a result, the actual number of shares issued was 39,283.

Performance Shares

The Company has granted performance shares to members of senior management, at no cost to the recipient, as a means of rewarding them for the Company’s long-term performance based on shareholder return performance measures.  The actual number of shares that could be issued ranges from zero to a maximum of two times the number of target shares outstanding (“Target Shares”) as reflected in the table below.  The actual number of shares issued is determined by the Company’s performance on total shareholder return relative to an identified group of other companies over a three-year performance cycle.  Compensation expense, which is recorded ratably over the vesting period, is based on the fair value at grant date and the anticipated number of shares of the Company’s common stock, which is determined on a Monte Carlo probability model.  Grant recipients do not have any shareholder rights until the granted shares have been issued.

The following table summarizes information about the performance shares that remain outstanding as of October 31, 2009:

Period Granted	Target Shares Granted	Target Shares Forfeited	Target Shares Outstanding	Weighted Average Grant Date Fair Value per Share
2007	78,500	(26,000)	52,500	$29.43
2008	115,000	(17,000)	98,000	24.53
2009	137,500	-	137,500	12.79

Total	331,000	(43,000)	288,000

During the current year, 73,272 shares, with an aggregate intrinsic value of $0.7 million, vested related to the 2006 performance share grant.  The payment of the employees’ tax liability of approximately $0.1 million was satisfied by withholding shares with a fair value equal to the tax liability.  As a result, the actual number of shares issued was 61,626.

3.             Debt Obligations

Debt obligations as of October 31, 2009 and January 31, 2009 consist of the following (in thousands):

	October 31, 2009	January 31, 2009
Equipment financing	$41,474	$49,937
Finance lease obligations	8,318	7,075
Total debt obligations	49,792	57,012
Less: Current portion of debt obligations	11,856	11,161
Long-term debt obligations	$37,936	$45,851

The Company has a $250.0 million senior secured revolving credit facility (the "Revolving Credit Facility") that matures on April 20, 2012.  The Revolving Credit Facility includes an uncommitted accordion feature to increase the size of the facility to $350.0 million.  Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement.  The daily interest rates under the Revolving Credit Facility are equal to either the prime rate or a Eurodollar rate plus an applicable margin, as set forth in the Revolving Credit Facility agreement.  Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility.  The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements.  For the current year, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 3.3% and $0.7 million, respectively.

The Company also issues letters of credit under its Revolving Credit Facility to support certain merchandise purchases and to collateralize retained risks and deductibles under various insurance programs.  At October 31, 2009, the Company had outstanding letters of credit totaling approximately $14.8 million.  These letters of credit expire within twelve months of issuance.  Excess borrowing availability under the Revolving Credit Facility at October 31, 2009, net of letters of credit outstanding, was $223.6 million.

The Revolving Credit Facility contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions.  At October 31, 2009, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility.

               While infrequent in occurrence, occasionally the Company is responsible for the construction of leased stores and for paying project costs.  ASC 840-40-55, The Effect of Lessee Involvement in Asset Construction, requires the Company to be considered the owner (for accounting purposes) of this type of project during the construction period.  Such leases are accounted for as finance lease obligations with the amounts received from the landlord being recorded in debt obligations.  Interest expense is recognized at a rate that will amortize the finance lease obligation over the initial term of the lease.  Where ASC 840-40-55 was applicable, as of October 31, 2009, the Company has recorded approximately $8.3 million of finance lease obligations related to five store leases, with interest rates ranging from of 6.1% to 16.9%, on its Condensed Consolidated Balance Sheets (Unaudited).

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

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  The Company is subject to U.S. federal income tax examinations by tax authorities for the fiscal year ended February 3, 2007 and forward.  Although the outcome of tax audits is uncertain, the Company has concluded that there were no significant uncertain tax positions, as defined by ASC 740-10-15, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, requiring recognition in its financial statements.  However, the Company may, from time to time, be assessed interest and/or penalties.  In the event the Company receives an assessment for interest and/or penalties, it will be classified in the financial statements as income tax expense.

5.             Earnings per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the measurement period.  Diluted earnings per share is computed using the weighted average number of common shares and all potentially dilutive common share equivalents outstanding during the measurement period.  For the thirteen weeks ended October 31, 2009, 423,000 shares, and for the thirteen and thirty-nine weeks ended November 1, 2008, 441,000 shares and 579,000 shares, respectively, attributable to stock options, SARs and non-vested stock grants would have been considered dilutive securities but were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive due to the net loss for the respective periods.

The following table summarizes the components used to determine diluted weighted average shares outstanding for each period (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Basic weighted average shares outstanding	38,084	38,603	38,028	38,396
Effect of dilutive securities:
Stock options, SARs and non-vested stock grants	-	-	375	-
Diluted weighted average shares outstanding	38,084	38,603	38,403	38,396

The following table illustrates the number of stock options and SARs (in thousands) that were outstanding, but not included in the computation of diluted weighted average shares outstanding because the exercise price of the stock options and SARs was greater than the average market price of the Company’s common shares for each period:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008

Number of anti-dilutive stock options and SARs outstanding	2,617	3,071	2,646	2,988

6.             Stockholders’ Equity

One of the Company’s deferred compensation plans covering executives and certain officers was amended to provide for an investment option that allows participants to elect to purchase shares of Stage Stores common stock (the “Company Stock Investment Option”), along with the pre-existing investment options.  In connection with this amendment, the Company established a grantor trust to facilitate the collection of funds and purchase of Company shares on the open market at prevailing market prices.  All shares purchased through the grantor trust are held in the trust until the participants are eligible to receive the benefits under the terms of the plan, at which time the deferred compensation obligation related to the Company Stock Investment Option may only be settled by the delivery of the fixed number of shares held by the grantor trust on the participant’s behalf.  During the thirty-nine weeks ended October 31, 2009, participants elected to invest approximately $0.1 million of the total deferred compensation withheld in the Company Stock Investment Option.  The purchase of shares made by the grantor trust on behalf of the participants is included in treasury stock and the corresponding deferred compensation obligation is included in additional paid-in capital.

The Company currently pays a quarterly cash dividend of $0.05 per share on its common stock.  In the current year, the Company has paid cash dividends totaling $5.7 million.  On November 25, 2009, the Company’s Board declared a quarterly cash dividend of $0.05 per share of common stock, payable on December 23, 2009 to shareholders of record at the close of business on December 8, 2009.

7.             Retirement Plan

The Company sponsors a defined benefit plan, which was frozen on June 30, 1998.  The components of pension cost for each period are as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Interest cost	$580	$626	$1,741	$1,878
Expected return on plan assets	(501)	(674)	(1,503)	(2,022)
Net loss amortization	130	-	390	-
Net periodic pension cost (income)	$209	$(48)	$628	$(144)

The Company’s funding policy is to make contributions to maintain the minimum funding requirements for its pension obligations in accordance with the Employee Retirement Income Security Act.  The Company may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover the short-term liquidity needs of the plans in order to maintain current invested positions.  During the current year, the Company contributed $2.7 million to the pension plan and expects to contribute an additional $0.3 million during the remainder of the year.

8.             Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets (Unaudited) as of October 31, 2009, subject to ASC 820:

	Balance as of October 31, 2009	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities held in grantor trust for deferred compensation plans (1)(2)	$12,583	$12,583	$-	$-

Liabilities
Deferred non-employee director equity compensation plan liability (2)	$254	$254	$-	$-

(1)	The Company has a liability recorded related to these assets for the amount due to participants corresponding in value to the securities held in the grantor trust.
(2)
Using the market approach, the fair values of these items represent quoted market prices multiplied by the quantities held.  Gross gains and losses related to the changes in fair value in the assets and liabilities under the various deferred compensation plans are recorded in selling, general and administrative expenses and were a net gain of $0.1 million for the thirty-nine weeks ended October 31, 2009.

The Company adopted the required provisions of ASC 820 for nonfinancial assets and nonfinancial liabilities as of February 1, 2009.  During its second quarter review of the performance of its stores, using an undiscounted cash flow model, the Company identified certain stores whose cash flow trends indicated that the carrying value of leasehold improvements were not fully recoverable and determined that impairment charges were necessary for the current year.  Leasehold improvements include all additions or improvements that were made to leased properties to improve asset value and are recorded at cost, which is the fair value at the acquisition date, and depreciated over the estimated useful lives of the leasehold improvements.

The following table shows the Company’s nonfinancial assets measured at fair value on a nonrecurring basis in the Condensed Consolidated Balance Sheets (Unaudited) as of October 31, 2009 impaired during the thirty-nine weeks ended October 31, 2009, subject to ASC 820 (in thousands):

	Balance as of October 31, 2009	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Leasehold improvements (3)	$458	$-	$-	$458

(3)
In accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, leasehold improvements with a carrying amount of $1.2 million were written down to their fair value of $0.5 million, resulting in impairment charges of $0.7 million during the current year second quarter which were included in cost of sales and related buying, occupancy and distribution expenses in the Condensed Consolidated Statements of Operations (Unaudited).

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

General

Stage Stores is a Houston, Texas-based specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family. As of October 31, 2009, the Company operated 758 stores located in 39 states.  The Company operates its stores under the five names of Bealls, Goody’s, Palais Royal, Peebles and Stage.  The Company's principal focus is on consumers in small and mid-sized markets which the Company believes are under-served and less competitive.  The Company differentiates itself from the competition in the small and mid-sized markets in which it operates by offering consumers access to basic as well as fashionable brand name merchandise not typically carried by other retailers in the same market area.  In the highly competitive metropolitan markets in which it operates, the Company competes against national department store chains, which similarly offer moderately priced, brand name and private label merchandise.  As a way of differentiating itself from the competition in these larger metropolitan markets, the Company endeavors to offer consumers a high level of customer service in convenient locations.

On July 3, 2009, the Company acquired the Goody’s name through the Goody’s bankruptcy auction.  The Company intends to use the Goody’s name in select new store markets in which there is a strong customer awareness and recognition of the name.  During the current year, the Company opened 13 stores under the Goody’s name.  The Company is taking advantage of the current economic environment by negotiating very attractive lease rates for these new stores.  In addition, as the former Goody’s store format is comparable to the Company’s existing store format, the net capital investment in these locations is about one half the amount of a typical new store.  Due to the favorable lease rates and lower capital requirement, the Company’s near term expansion plans will be focused on former Goody’s markets.  The Company expects to open an additional 30 to 35 stores in former Goody’s markets in future years.  In addition, the Company has implemented a number of new initiatives such as the realignment of its divisions along a “north/south” orientation in order to take advantage of the strengths of each of its merchandising offices and a new point of sales software platform which gives the Company further tools to better manage the business.

The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements as included in the Form 10-K.

Results of Operations

The following table sets forth the results of operations as a percentage of sales for the periods indicated:

	Thirteen Weeks Ended (1)				Thirty-Nine Weeks Ended (1)
	October 31, 2009		November 1, 2008		October 31, 2009	November 1, 2008

Net sales	100.0%		100.0%		100.0%	100.0%
Cost of sales and related buying, occupancy
and distribution expenses	77.4		77.6		74.2	73.9
Gross profit	22.6		22.4		25.8	26.1

Selling, general and administrative expenses	25.6		25.3		25.1	24.6
Store opening costs	0.4		0.7		0.3	0.6
Goodwill impairment	0.0		28.6		0.0	9.0
Interest expense, net	0.3		0.4		0.3	0.4
(Loss) income before income tax	(3.7)		(32.6)		0.1	(8.4)

Income tax (benefit) expense	(1.4)		(1.8)		0.0	0.1
Net (loss) income	(2.3	) %	(30.8	) %	0.1%	(8.6	) %

(1) Percentages may not foot due to rounding.

In the prior year third quarter, as a result of the decline in the market capitalization and other factors, the Company recognized a one-time goodwill impairment charge of $95.4 million.  The following supplemental information presents the results of operations for the thirteen and thirty-nine weeks ended November 1, 2008, exclusive of the impact of the goodwill impairment charge.  Management believes this supplemental financial information enhances an investor’s understanding of the Company’s financial performance in the current year as compared to prior year.  The non-GAAP financial information should not be considered in isolation or viewed as a substitute for net (loss) income, cash flow from operations or other measures of performance as defined by U.S. GAAP.  Moreover, the inclusion of non-GAAP financial information as used herein is not necessarily comparable to other similarly titled measures of other companies due to the potential inconsistencies in the method of presentation and items considered.  The following table sets forth the supplemental financial information and the reconciliation of U.S. GAAP disclosures to non-GAAP financial metrics:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008

Net (loss) income:
On a U.S. GAAP basis	$(7,319)	$(102,796)	$869	$(90,870)
Goodwill impairment	-	95,374	-	95,374
On a non-GAAP basis	$(7,319)	$(7,422)	$869	$4,504

Diluted (loss) earnings per share:
On a U.S. GAAP basis	$(0.19)	$(2.66)	$0.02	$(2.37)
Goodwill impairment	-	2.47	-	2.48
On a non-GAAP basis	$(0.19)	$(0.19)	$0.02	$0.12

Thirteen Weeks Ended October 31, 2009 Compared to Thirteen Weeks Ended November 1, 2008

Sales for the thirteen weeks ended October 31, 2009 (the “current year third quarter”) decreased 2.6% to $324.9 million from $333.8 million for the thirteen weeks ended November 1, 2008 (the “prior year third quarter”).  Comparable store sales, which are sales in stores that are open for at least 14 full months prior to the reporting period, decreased by 5.4% in the current year third quarter as compared to a 10.3% decrease in the prior year third quarter.  In the current year third quarter, new stores that were not in the comparable store base contributed sales of $11.4 million.  These sales were partially offset by a loss of $2.8 million in sales from closed stores that were in operation during the prior year third quarter.

Economic conditions remained challenging during the current year third quarter and reduced levels of clearance merchandise throughout the quarter were a significant drain on sales.  However, comparable store sales in the current year third quarter improved relative to the current year second quarter as the Company benefited from the anniversary of Hurricanes Gustav and Ike, which had forced the closure of many of the Company’s stores in the Gulf Coast area, the anniversary of the peso devaluation and market share gains in the 100+ stores that formerly competed against a Goody’s store.  On a merchandise category basis, all families of business experienced a comparable store sales decline in the current year third quarter.  However, key merchandise categories (i.e., those categories comprising greater than 5% of sales), which outperformed the Company’s average comparable store sales level were cosmetics, juniors, missy sportswear, accessories and footwear.  The Company’s cosmetics business continues to benefit from the expansion in the number of stores selling Estee Lauder and Clinique treatment products.  Women’s ready-to-wear has shown relative strength throughout much of the year.  In juniors, tops was the best performing category, and footwear was led by women’s and athletic shoes.  With regard to market size, the Company’s small markets (populations less than 50,000) outperformed stores in its mid-sized (populations of 50,000 to 150,000) and large markets (populations greater than 150,000), and posted comparable store sales decreases of 3.7%, 5.7% and 9.3%, respectively.  Small markets continue to be the focus of the Company’s new store expansion plans.

The following is a summary of the changes in the components of cost of sales between the current year third quarter and the prior year third quarter, expressed as a percent of sales:

	Increase (Decrease) Q3
Merchandise cost of sales	(0.7	) %
Buying, occupancy and distribution expenses	0.5
Decrease in merchandise cost of sales and related buying,
occupancy and distribution expenses rate	(0.2	) %

Gross profit decreased 1.6% to $73.5 million for the current year third quarter from $74.7 million in the prior year third quarter.  However, gross profit, as a percent of sales increased 0.2% to 22.6% in the current year third quarter from 22.4% in the prior year third quarter.  The decrease in merchandise cost of sales is primarily due to the Company’s strong inventory controls and lower levels of clearance merchandise throughout the quarter.  The increase in buying, occupancy and distribution expenses over the prior year third quarter is primarily due to increased store occupancy and depreciation costs related to new store openings.  The increase in buying, occupancy and distribution expenses as a percent of sales reflects the deleveraging of these costs due to the decline in comparable store sales in the current year third quarter.

Current year third quarter selling, general and administrative (“SG&A”) expenses decreased by $1.2 million, or 1.4%, to $83.2 million from $84.4 million in the prior year third quarter despite operating 27 net additional stores at the end of the current year third quarter.  This decrease is primarily due to a company-wide initiative to reduce variable operating expenses, which resulted in lower store payroll and controllable costs.  SG&A expenses were also positively impacted by an increase in credit income associated with the yield sharing provisions in the Company’s private label credit card program.  As a percent of sales, SG&A expenses increased to 25.6% in the current year third quarter from 25.3% in the prior year third quarter.  The increase in the SG&A rate is due to deleveraging of expenses caused by the decline in comparable store sales in the current year third quarter.

Store opening costs of $1.2 million in the current year third quarter include costs related to 16 new stores opened in the current year third quarter.  During the prior year third quarter, the Company incurred $2.3 million in store opening costs related to 17 new stores opened and 3 stores relocated.  Store opening costs are expensed as incurred and include costs of stores opening in future quarters.

Net interest expense was $1.1 million in the current year third quarter compared to $1.4 million in the prior year third quarter.  Interest expense is primarily comprised of interest on borrowings under the Revolving Credit Facility (see “Liquidity and Capital Resources”), related letters of credit and commitment fees, amortization of debt issue costs, interest on finance lease obligations and equipment financing notes.  The decrease in interest expense is primarily due to having no borrowings on the Company’s Revolving Credit Facility in the current year third quarter.  The Company had a weighted average Revolving Credit Facility balance of $22.5 million for the prior year third quarter.  The weighted average balance on the Company’s equipment financing notes outstanding was $42.8 million in the current year third quarter as compared to $45.0 million in the prior year third quarter.

The Company’s effective tax rate for the current year third quarter was 38.6%, which resulted in an estimated tax benefit of $4.6 million.  This compares to an income tax benefit of $6.0 million in the prior year third quarter during which the effective tax rate was 5.5%.  The effective tax rate in the prior year third quarter reflects the impact of the goodwill impairment charge of $95.4 million, which is a non-deductible expense for income tax purposes, and $0.9 million of benefit related to tax credits.

As a result of the foregoing, the Company had a net loss of $7.3 million, or a net loss of $0.19 per diluted share, for the current year third quarter as compared to net loss of $102.8 million for the prior year third quarter.  The prior year third quarter net loss included the non-cash goodwill impairment charge of $95.4 million, which is non-deductible for income tax purposes.  Excluding the goodwill impairment charge, the Company’s net loss for the prior year third quarter would have been $7.4 million, or a net loss of $0.19 per diluted share.

Thirty-Nine Weeks Ended October 31, 2009 Compared to Thirty-Nine Weeks Ended November 1, 2008

Sales for the thirty-nine weeks ended October 31, 2009 (the “current year”) decreased by 5.6% to $1,000.2 million from $1,060.0 million for the thirty-nine weeks ended November 1, 2008 (the “prior year”).  Comparable store sales, which are sales in stores that are open for at least 14 full months prior to the reporting period, decreased by 8.4% in the current year as compared to a 5.6% decrease in the prior year.  In the current year, new stores that were not in the comparable store base contributed sales of $34.8 million.  These sales were partially offset by a loss of $7.9 million in sales from closed stores that were in operation during the prior year.

Sales in the current year continued to be negatively impacted by the significant downturn in the macroeconomic environment, including the retail industry, which is sensitive to conditions impacting discretionary consumer spending, such as the recent housing crisis, employment levels and other factors influencing consumer confidence.  Sales in the current year were also impacted by reduced levels of clearance merchandise as compared to the prior year, which resulted in lower clearance sales.  On a merchandise category basis, all families of business experienced a comparable store sales decline in the current year.  Key merchandise categories (i.e., those categories comprising greater than 5% of sales), which outperformed the Company’s comparable store sales, were cosmetics, dresses, misses sportswear, accessories and men’s.   With regard to market size, the Company’s small markets (populations less than 50,000) outperformed stores in its mid-sized markets (populations of 50,000 to 150,000) and large markets (populations greater than 150,000) and posted comparable store sales decreases of 6.9%, 9.2% and 11.5%, respectively.  Small markets continue to be the focus of the Company’s new store expansion plans.

The following is a summary of the changes in the components of cost of sales between the current year and the prior year, expressed as a percent of sales:

	Increase (Decrease) YTD
Merchandise cost of sales	(0.8	) %
Buying, occupancy and distribution expenses	1.1
Increase in merchandise cost of sales and related buying,
occupancy and distribution expenses rate	0.3%

Gross profit decreased 6.7% to $258.2 million for the current year from $276.9 million in the prior year.  Gross profit, as a percent of sales, was 25.8% in the current year and 26.1% in the prior year.  The decrease in merchandise cost of sales is primarily due to the lower levels of clearance merchandise.  The increase in buying, occupancy and distribution expenses over the prior year is primarily due to increased store occupancy and depreciation costs related to the current year’s new stores.  The increase in buying, occupancy and distribution expenses as a percent of sales reflects the deleveraging of these costs due to the decline in comparable store sales in the current year.

SG&A expenses in the current year decreased by $10.6 million, or 4.1%, to $250.7 million from $261.3 million in the prior year despite operating 27 net additional stores at the end of the current year.  This decrease is primarily due to a company-wide initiative to reduce variable operating expenses, which resulted in lower store payroll and controllable costs, and lower general administrative and advertising expenses.  SG&A expenses were also positively impacted by an increase in credit income associated with the yield sharing provisions in the Company’s private label credit card program.  As a percent of sales, SG&A expenses increased to 25.1% in the current year from 24.6% in the prior year.  The increase in the SG&A rate is due to deleveraging of expenses caused by the decline in comparable store sales in the current year.

Store opening costs in the current year of $2.8 million include costs related to the opening of 26 new stores, a reopened hurricane-damaged store, and the relocation of 9 stores.  During the prior year, the Company incurred $5.9 million in store opening costs related to 45 new stores opened and 11 stores relocated.  Store opening costs are expensed as incurred and include costs of stores opening in future quarters.

Net interest expense was $3.4 million in the current year compared to $3.9 million in the prior year.  Interest expense is primarily comprised of interest on borrowings under the Revolving Credit Facility (see “Liquidity and Capital Resources”), related letters of credit and commitment fees, amortization of debt issue costs, interest on finance lease obligations and equipment financing notes.  The decrease in interest expense is primarily due to lower Revolving Credit Facility borrowings in the current year as compared to the prior year.  The Company had a current year weighted average Revolving Credit facility balance of $0.7 million as compared to $36 million for the prior year.  The weighted average amount of equipment financing notes outstanding was $45.5 million in the current year as compared to $46.5 million in the prior year.

The Company’s effective tax rate for the current year was 35.3%, which resulted in an estimated tax expense of $0.5 million.  This compares to income tax expense of $1.3 million in the prior year during which the effective tax rate was 1.5%.  The effective tax rate in the prior year reflects the impact of the goodwill impairment charge of $95.4 million, which is a non-deductible expense for income tax purposes, and $0.9 million of benefit related to tax credits.

As a result of the foregoing, the Company had a net income of $0.9 million, or a net income of $0.02 per diluted share, for the current year as compared to net loss of $90.9 million for the prior year.  The prior year net loss included the non-cash goodwill impairment charge of $95.4 million, which is non-deductible for income tax purposes.  Excluding the goodwill impairment charge, the Company’s net income for the prior year would have been $4.5 million, or a net income of $0.12 per diluted share.

Seasonality and Inflation

Historically, the Company's business is seasonal and sales are traditionally lower during the first three quarters of the year (February through October) and higher during the last three months of the year (November through January).  The fourth quarter typically accounts for slightly more than 30% of the Company's annual sales, with the other quarters accounting for approximately 22% to 24% each.  Working capital requirements fluctuate during the year and generally reach their highest levels during the third and fourth quarters.  The Company does not believe that inflation had a material effect on its results of operations during the thirty-nine weeks ended October 31, 2009 and November 1, 2008, respectively.  However, there can be no assurance that the Company's business will not be affected by inflation in the future.

Liquidity and Capital Resources

The Company's liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows, (iii) normal trade credit, (iv) equipment financing notes and (v) its Revolving Credit Facility.

The Company has a $250.0 million senior secured revolving credit facility (the "Revolving Credit Facility") that matures on April 20, 2012.  The Revolving Credit Facility includes an uncommitted accordion feature to increase the size of the facility to $350.0 million.  Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement.  The daily interest rates under the Revolving Credit Facility are equal to either the prime rate or a Eurodollar rate plus an applicable margin, as set forth in the Revolving Credit Facility agreement.  Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility.  The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements.  For the current year, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 3.3% and $0.7 million, respectively.

The Company also issues letters of credit under its Revolving Credit Facility to support certain merchandise purchases and to collateralize retained risks and deductibles under various insurance programs.  At October 31, 2009, the Company had outstanding letters of credit totaling approximately $14.8 million.  These letters of credit expire within twelve months of issuance.  Excess borrowing availability under the Revolving Credit Facility at October 31, 2009, net of letters of credit outstanding, was $223.6 million.

The Revolving Credit Facility contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions.  At October 31, 2009, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility.

The Company generated $66.9 million in cash from operating activities during the thirty-nine weeks ended October 31, 2009.  Net income, adjusted for non-cash expenses, provided cash of approximately $51.7 million.  Changes in operating assets and liabilities provided net cash of approximately $11.7 million, which included a $64.8 million increase in merchandise inventories due to the seasonal build in inventories, a $2.1 million decrease in other assets, and an increase in accounts payable and other liabilities of $74.4 million.  Additionally, cash flows from operating activities included construction allowances from landlords of $3.5 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

The Company currently pays a quarterly cash dividend of $0.05 per share on its common stock.  In the current year, the Company has paid quarterly cash dividends totaling $5.7 million.  On November 25, 2009, the Company’s Board declared a quarterly cash dividend of $0.05 per share of common stock, payable on December 23, 2009 to shareholders of record at the close of business on December 8, 2009.

Management currently estimates that capital expenditures in 2009, net of construction allowances to be received from landlords, will be approximately $45.0 million.  The expenditures will principally be for the opening of new stores, store expansions, relocations and remodels.  Capital expenditures were $36.1 million in the current year as compared to $79.7 million in the prior year.  For the current year, the Company opened 26 new stores, reopened a hurricane-damaged store, and relocated 12 stores, as compared to 45 stores opened and 11 stores relocated in the prior year.  The Company received construction allowances from landlords of $3.5 million in the current year to fund a portion of the capital expenditures related to store leasehold improvements in new and relocated stores, while $18.9 million was received from landlords in the prior year.  These funds have been recorded as a deferred rent credit in the balance sheet and will be recorded as an offset to rent expense over the lease term commencing with the date the allowances were earned.

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

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures.  Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2009.

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

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  There were no changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                     LEGAL PROCEEDINGS

During the current year third quarter ended October 31, 2009, the Company did not have any material legal proceedings brought against it, its subsidiary or their properties.

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

STAGE STORES, INC.

December 9, 2009	/s/ Andrew T. Hall
(Date)	Andrew T. Hall
President and Chief Executive Officer
(Principal Executive Officer)

December 9, 2009	/s/ Edward J. Record
(Date)	Edward J. Record
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)