Form 10-K
period 2010-01-30
STAGE STORES INC
filed 2010-03-30
CIK 6885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-K
 (Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2010

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
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Large accelerated filer  ☐  Accelerated filer  ☑    Non-accelerated filer   ☐   Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

As of August 1, 2009 (the last business day of the registrant's most recently completed second quarter), the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was $470,632,144 (based upon the closing price of the registrant’s common stock as reported by the New York Stock Exchange on July 31, 2009).

As of March 22, 2010, there were 38,372,857 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders to be held on June 10, 2010, which will be filed within 120 days of the end of the registrant’s fiscal year ended January 30, 2010 (the "Proxy Statement"), are incorporated by reference into Part III of this Form 10-K to the extent described therein.

References to a particular year are to Stage Stores, Inc.’s fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year.  For example, a reference to "2007” is a reference to the fiscal year ended February 2, 2008, "2008" is a reference to the fiscal year ended January 31, 2009 and a reference to “2009” is a reference to the fiscal year ended January 30, 2010.  2007, 2008 and 2009 consisted of 52 weeks.

PART I

ITEM 1.	BUSINESS

Overview

Stage Stores, Inc. (the “Company” or “Stage Stores”) is a Houston, Texas-based specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family.  The Company's principal focus is on consumers in small and mid-sized markets which the Company believes are under-served and less competitive.  The Company differentiates itself from the competition in the small and mid-sized communities by offering consumers access to basic, as well as fashionable, brand name merchandise not typically carried by other retailers in the same market area.  In the highly competitive metropolitan markets, the Company competes against other national department store chains, which similarly offer moderately priced, brand name and private label merchandise.  In these larger metropolitan markets, the Company differentiates itself by offering its consumers a high level of customer service in smaller-sized stores in convenient locations as compared to the larger department stores with which it competes.

The Company was formed in 1988 when the management of Palais Royal, together with several venture capital firms, acquired the family-owned Bealls and Palais Royal chains, both of which were originally founded in the 1920s.  At the time of the acquisition, Palais Royal operated primarily larger stores, located in and around the Houston metropolitan area, while Bealls operated primarily smaller stores, principally located in rural Texas towns.  Since then, the Company has developed a growth strategy that is focused on expanding the Company's presence in small markets across the country through new store openings and strategic acquisitions.

In 2003, the Company acquired Peebles Inc. (“Peebles”), a privately held, similarly small-market focused retail company headquartered in South Hill, Virginia operating 136 stores in the Mid-Atlantic, Southeastern and Midwestern states under the “Peebles” name.  The Company has maintained what it believes is the highly recognizable Peebles name on the acquired stores.  In 2006, the Company acquired B.C. Moore & Sons, Incorporated (“B.C. Moore”), a privately held company operating 78 stores in small markets throughout the Southeastern states.  This acquisition was consistent with the Company’s corporate strategy of increasing the concentration of its store base in smaller markets. Under the integration plan, 69 of the acquired locations were converted into Peebles stores, and the remaining 9 locations were closed.  In early 2009, Goody’s Family Clothing, Inc. (“Goody’s”), which was a retail company and a competitor of Stage Stores, went out of business.  In July 2009, the Company acquired the “Goody’s” name through the Goody’s bankruptcy auction.  The Company has used the Goody’s name in select new store markets in which there is strong customer awareness and recognition of the name. The Company expects to continue opening stores in former Goody’s markets under the Goody’s name and in other markets under the other four nameplates, as appropriate.

Stores

As of January 30, 2010, the Company operated 758 stores located in 39 states.  The Company's stores are divided into distinct regions and districts.  There are currently seven regions with a total of 55 districts within these regions.  The store count and selling square footage by region are as follows:

	Number of Stores				Selling Square Footage (in thousands)
	January 31,	2009 Activity		January 30,	January 31,	2009 Activity		January 30,
	2009	Opened	Closed	2010	2009	Opened	Closed	2010
South Central	343	5	(3)	345	6,692	125	(64)	6,753
Mid-Atlantic	132	8	(1)	139	2,731	133	(21)	2,843
Southeast	147	5	(4)	148	2,394	89	(57)	2,426
Southwest	37	1	(1)	37	629	13	(11)	631
Midwest	54	8	-	62	801	125	-	926
Northeast	24	-	-	24	451	-	-	451
Northwest	2	1	-	3	32	15	-	47
	739	28	(9)	758	13,730	500	(153)	14,077

The Company operates its stores under the five names of Bealls, Goody’s, Palais Royal, Peebles and Stage.  While the Company's stores are operated under five names, the Company operates essentially all of its stores under one concept and one strategy.  The store count and selling square footage by nameplate are as follows:

	Number of Stores					Selling Square Footage (in thousands)
	January 31,	2009 Activity			January 30,	January 31,	2009 Activity		January 30,
	2009	Opened		Closed	2010	2009	Opened	Closed	2010
Bealls	209	2		(1)	210	4,154	28	(11)	4,171
Goody's	-	15	*	-	15	-	282	-	282
Palais Royal	55	2		(2)	55	1,166	53	(42)	1,177
Peebles	332	7		(5)	334	5,977	110	(78)	6,009
Stage	143	2	*	(1)	144	2,433	27	(22)	2,438
	739	28		(9)	758	13,730	500	(153)	14,077

* Fourteen new Goody’s stores and three new Stage stores were opened. In addition, a former Stage store was rebranded as a Goody’s store.

Utilizing a ten-mile radius from each store, approximately 65% of the Company's stores are located in small towns and communities with populations below 50,000 people, while an additional 18% of the Company's stores are located in mid-sized communities with populations between 50,000 and 150,000 people.  The remaining 17% of the Company's stores are located in metropolitan areas with populations greater than 150,000, such as Houston and San Antonio, Texas.  The store count and selling square footage by market area population are as follows:

	Number of Stores				Selling Square Footage (in thousands)
	January 31,	2009 Activity		January 30,	January 31,	2009 Activity		January 30,
	2009	Opened	Closed	2010	2009	Opened	Closed	2010
Less than 50,000	475	25	(5)	495	7,889	427	(68)	8,248
50,000 to 150,000	137	3	(2)	138	2,849	73	(42)	2,880
Greater than 150,000	127	-	(2)	125	2,992	-	(43)	2,949
	739	28	(9)	758	13,730	500	(153)	14,077

In targeting small and mid-sized markets, the Company has developed a store format which is smaller than typical department stores yet large enough to offer a well edited, but broad selection of merchandise.  With an average store size of approximately 18,600 selling square feet, approximately 87% of the Company's stores are located in strip shopping centers in which they are typically one of the anchor stores.  An additional 10% of the Company's stores are located in local or regional shopping malls, while the remaining 3% are located in either free standing or downtown buildings.  The Company attempts to locate its stores by, or in the vicinity of, other tenants that it believes will help attract additional foot traffic to the area, such as grocery stores, drug stores or major discount stores such as Wal-Mart.  Store count and selling square footage by store location/format are as follows:

	Number of Stores				Selling Square Footage (in thousands)
	January 31,	2009 Activity		January 30,	January 31,	2009 Activity		January 30,
	2009	Opened	Closed	2010	2009	Opened	Closed	2010
Strip shopping centers	637	28	(5)	660	11,442	500	(77)	11,865
Local or regional shopping malls	76	-	(2)	74	1,922	-	(45)	1,877
Free-standing or downtown buildings	26	-	(2)	24	366	-	(31)	335
	739	28	(9)	758	13,730	500	(153)	14,077

Store Openings.  The cornerstone of the Company's growth strategy continues to be to identify locations in small and mid-sized markets that meet its demographic and competitive criteria.  The Company believes that the long-term potential of its smaller markets is positive and wants to be well positioned in these markets with locations that are convenient to its customers.  During 2009, the Company opened a total of 27 new stores, reopened a hurricane-damaged store and entered the state of Oregon.

The number of new and reopened stores by state in 2009 is as follows:

State	Number of Stores
Arkansas	1
Florida	1
Georgia	1
Illinois	1
Indiana	4
Kentucky	4
Louisiana	1
Missouri	2
Ohio	2
Oklahoma	1
Oregon	1
Tennessee	3
Texas	2
Utah	1
Virginia	2
Wisconsin	1
28

The Company believes that there are sufficient opportunities in small and mid-sized markets to continue with its new store growth into the foreseeable future.  In 2010, the Company plans to open 30 to 35 new stores, the majority of which are scheduled to open in former Goody’s markets under the Goody’s nameplate, during the first half of the year.

Expansion, Relocation and Remodeling.  In addition to opening new stores, the Company has continued to invest in the expansion, relocation and remodeling of its existing stores.  The Company believes that remodeling keeps its stores looking fresh and up-to-date, which enhances its customers' shopping experience and helps maintain and improve its market share.  Store remodeling projects can range from updating and improving in-store lighting, fixtures, wall merchandising and signage, to more extensive expansion projects.  Relocations are intended to improve the store’s location and help them to capitalize on incremental sales potential.  During 2009, the Company completed 10 relocations, 3 expansions and 10 remodels of stores.

Store Closures.  The Company closed 9 stores during 2009.  The Company continually reviews the trend of each store’s performance and will close a store if the expected store performance does not support the required investment of capital at that location.

Competition

The retail industry is highly competitive.  However, as a result of its small and mid-sized market focus, the Company generally faces less competition for its brand name merchandise since branded merchandise is typically available only in regional malls, which are normally located more than 30 miles away.  In small and mid-sized markets where the Company does compete for brand name apparel sales, competition generally comes from local retailers, small regional chains and, to a lesser extent, national department stores.  The Company believes it has a competitive advantage over local retailers and small regional chains due to its (i) broader selection of brand name merchandise, (ii) distinctive retail concept, (iii) economies of scale, (iv) strong vendor relationships and (v) private label credit card program.  The Company also believes it has a competitive advantage in small and mid-sized markets over national department stores due to its experience with smaller markets.  In addition, due to minimal merchandise overlap, the Company generally does not directly compete for branded apparel sales with national discounters such as Wal-Mart.  In the highly competitive metropolitan markets where the Company competes against other national department store chains, the Company offers consumers a high level of customer service due to the smaller footprint of the stores and the advantage of generally being in locations with convenient parking and easy access.  In addition, over the years, the Company has endeavored to nurture customer loyalty and foster name recognition through loyalty and direct marketing programs.

Strategic Initiatives

Merchandising Strategy.  The Company's merchandising strategy focuses on matching merchandise assortments and offerings with customers' aspirations for fashionable, quality brand name apparel.  Further, care is taken to avoid duplication and to ensure in-stock position on size and color in all merchandise categories.  The Company offers a well-edited selection of moderately priced, branded merchandise within distinct merchandise categories, such as women's, men's and children's apparel, as well as accessories, cosmetics and footwear.

The following table sets forth the distribution of net sales among the Company’s various merchandise categories:

	Fiscal Year
Department	2009	2008	2007
Men's/Young Men's	18%	18%	19%
Misses Sportswear	17	17	18
Children's	12	12	12
Footwear	12	12	12
Junior Sportswear	8	8	8
Accessories	8	8	8
Cosmetics	7	7	6
Special Sizes	6	6	6
Dresses	5	5	4
Intimates	4	3	3
Home & Gifts	2	2	3
Outerwear, Swimwear and Other	1	2	1
	100%	100%	100%

The merchandise selection ranges from basics, including denim, underwear and foundations, to more upscale and fashionable clothing offerings.  Merchandise mix may also vary from store to store to accommodate differing demographic factors.  Approximately 85% of sales consist of nationally recognized brands such as Levi Strauss, Nike, Calvin Klein, Chaps, Izod, Dockers, Carters, Jockey, Estee Lauder, Clinique, Nautica, Skechers and New Balance, while the remaining 15% of sales consist of the Company’s private label merchandise.

The Company's private label portfolio includes several brands, which are developed and sourced through its membership in William E. Connor & Associates and Li-Fung Cooperative Buying Services, as well as through contracts with third party vendors.  The Company's private label brands offer quality merchandise and excellent value.  The Company’s top 100 vendors currently account for approximately 50% of annual sales.  Merchandise purchased from William E. Connor & Associates and Associated Merchandising Corporation, the Company’s former private label source, represented approximately 5% and 6% of the Company’s 2009 and 2008 sales, respectively.

The Company is committed to offering its customers style and quality along with value.  In May 2009, the Company launched its exclusive designer brand, the “D.R. by D. Rodriguez” collection, a women’s fashion sportswear line by the award-winning New York designer, David Rodriguez, which is being carried in select Palais Royal, Bealls and Stage stores.  The Company also carries the quasi-exclusive Emma James brand, and in 2010, will carry the exclusive brands Wishful Park and JH Collectibles.

The Company is also focused on growing its cosmetics business.  In addition to continuing to increase the number of its Estee Lauder and Clinique counters, in August 2009, the Company consolidated responsibility for all aspects of its nationwide cosmetics business.  This consolidation allows the Company to take advantage of the combined leverage of both divisions.

The Company's merchandising activities are conducted from its corporate headquarters in Houston, Texas (the “Houston Division”) and from its South Hill, Virginia administrative offices (the “South Hill Division”).  During 2009, the Company realigned its divisions along a true “north/south” orientation in order to take advantage of the strengths of each of its merchandising offices, which led to merchandise assortments that were more appropriate to the climatic and regional market characteristics of each store.  At January 30, 2010, the Houston Division was responsible for 470 stores located primarily in the South Central, Southeastern, Southwestern and Northwestern states, bearing all five nameplates Bealls, Goody’s, Palais Royal, Peebles and Stage.  The South Hill Division was responsible for 288 stores located primarily in the Mid-Atlantic, Midwestern, Southeastern and Northeastern states, bearing the nameplates Goody’s, Peebles and Stage.  For its cosmetics business, the Company consolidated the merchandising responsibilities related to buying, planning, allocation and replenishment for both the Houston and South Hill Divisions.

Marketing Strategy.  The Company's primary target customers are women who are generally 25 and older with annual household incomes of over $45,000, who the Company believes are the primary decision makers for their family’s clothing purchases.  The Company's broad based marketing strategy is designed to establish brand loyalty, convenience and promotional positioning.  The Company uses a multi-media advertising approach, including direct mail, newspapers, radio, television, internet, email and telephone messaging to position its stores as the local destination for basic and fashionable, moderately priced, brand name merchandise.  In addition, the Company promotes its private label credit card and attempts to create strong customer loyalty through continuous one-on-one communication with its core private label credit card holders.  The Company's best private label credit card customers are recognized and rewarded through its VIP credit card program, as discussed below, which creates greater customer retention and promotes increased purchasing activity.   In addition to the information gathered from its private label credit card customers, the Company captures data on selected check, debit and other third party credit card customers and incorporates this data into its marketing and merchandising programs.  The Company currently captures customer data on approximately 52% of its sales.  To complement its marketing efforts, the Company encourages local store involvement in local community activities.

Private Label Credit Card.  The Company considers its private label credit card program to be an important component of its retailing concept because it (i) enhances customer loyalty, (ii) allows the Company to identify and regularly contact its best customers and (iii) creates a comprehensive database that enables the Company to implement detailed, segmented marketing and merchandising strategies for each store.  Frequent private label credit card users, through the Company's VIP credit card program, enjoy an increasing array of benefits.  The Company's most active charge customers are awarded a bronze, silver or gold VIP card based on their level of annual purchases.  Depending on their level, holders of these cards receive such benefits as discounted or free gift-wrapping, special promotional discounts and invitations to private "VIP Only" sales.  In addition, new holders of the Company's credit card receive a 10% discount the first time they use their new card.  To encourage associates to focus on getting customers to open new Company credit card accounts, the Company provides increasing incentive award payments based on the number of new private label credit card accounts activated.  The penetration rate for the Company's private label credit card was approximately 33% in 2009 and 32% of net sales in both 2008 and 2007.

Enhanced Visual Merchandising and In-store Shopping Strategies.  The Company has undertaken a number of initiatives designed to enhance its customers’ in-store shopping experience and to make its stores more visually exciting.  The Company's typical interior store layouts and visual merchandising displays are designed to create a friendly, modern department store environment.  The Company's carefully edited assortment of merchandise is divided into distinct departments within each store which are clearly marked and easy to navigate as a result of the Company's standard "racetrack" configuration.   In this configuration, the various merchandise departments are situated throughout the store in such a way that a central loop, or "racetrack", is created, which the Company believes enhances the customer's shopping experience by providing an open, easy-to-shop interior.  Another aspect of the in-store shopping experience is convenience, which includes convenient parking, knowledgeable staff, and fast and friendly checkouts.  In 2009, the Company installed a new point-of-sale (“POS”) platform in all its stores.  The Company anticipates that the features of the new POS platform will reduce customers’ time-in-line resulting in more efficient customer service.  The Company also continued to invest in impactful, updated visual trend collateral and enhanced brand identification throughout the store.  Lastly, the Company improved its in-store signage, thereby conveying a clearer price/value message to its customers.

Customer Service Initiatives.  A primary corporate objective is to provide exceptional customer service through conveniently located stores staffed with well-trained and motivated sales associates.  In order to ensure consistency of execution, each sales associate is evaluated based on the attainment of specific customer service standards, such as offering prompt and knowledgeable assistance, suggesting complementary items, helping customers open private label credit card accounts and establishing consistent contact with customers to facilitate repeat business.  The results of these customer surveys are shared and discussed with the appropriate sales associates so that excellent service can be recognized and, conversely, counseling can be used if improvements are needed.  To further reinforce the Company's focus on customer service, the Company has various programs in place to recognize associates for providing outstanding customer service.  Further, senior management, store operations and merchandising personnel regularly visit the stores to enhance their knowledge of the trade area, store management and customer base.  For span-of-control purposes, the Company's stores are divided into distinct regions and districts, as previously discussed.  The number of stores that each District Manager oversees depends on their proximity to each other and generally varies from a low of 8 stores to a high of 17 stores.  Each store is managed by a team consisting of a Manager and a number of Assistant Managers, determined by the size of the store.  The selling floor staff within each store consists of both full-time and part-time associates, with temporary associates added during peak selling seasons.  The Company believes that this structure provides an appropriate level of oversight, management and control over its store operations.

Operations

Merchandise Distribution.  The Company currently distributes all merchandise to its stores through three distribution centers located in Jacksonville, Texas, South Hill, Virginia and Jeffersonville, Ohio.  The Company's Jacksonville distribution center has approximately 437,000 square feet of processing area and is capable of servicing 600 stores, the South Hill distribution center has approximately 162,000 square feet of processing area and is capable of servicing 240 stores, and the Jeffersonville distribution center has approximately 202,000 square feet of processing area and is capable of servicing 310 stores.  The Company believes it has sufficient distribution capacity in its three distribution centers to support its new store growth for the foreseeable future.

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

Integrated merchandising and warehouse management systems support all corporate and distribution center locations that support the stores.  All of the Company’s distribution centers are equipped with modern sortation equipment to support distribution of quantities to meet specific store needs.  The configurations of the distribution centers permit daily shipments to stores, with the majority of stores receiving merchandise in two days or less of shipment from the distribution centers.   The Company utilizes a third party contract carrier to deliver merchandise from the distribution centers to its stores.

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

The Company installed a new “POS” platform in 2009 with bar code scanning, electronic credit authorization, instant credit, returns database and gift card processing in its stores.  This system also allows the Company to capture customer specific sales data for use in its merchandising, marketing and loss prevention systems, while quickly servicing its customers.  This new platform is more efficient and flexible, and operates at a lower cost than the previous platform.  The Company also utilizes an automated store personnel scheduling system that analyzes historical sales trends to schedule sales staff to match customer traffic patterns, thereby minimizing store labor costs.

In 2010, the Company will implement a markdown optimization tool which is focused on pricing items on a style-by-style basis at the appropriate price based on each store’s inventory mix and sales history in order to maximize revenue and profitability.  The Company is also continuing to expand the utilization and effectiveness of its merchandise planning system in order to maximize the generation of sales and gross margin.

Employees.  At January 30, 2010, the Company employed approximately 13,100 hourly and salaried employees. Employee levels will vary during the year as the Company traditionally hires additional employees, and increases the hours of part-time employees, during peak seasonal selling periods.  There are no collective bargaining agreements in effect with respect to any of the Company's employees.  The Company believes that it maintains a good relationship with its employees.

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

Trademarks.  The Company regards its trademarks and their protection as important to its success.  In addition to the Bealls, Goody’s, Palais Royal, Peebles and Stage trademarks, the United States Patent and Trademark Office (the “USPTO”) has issued federal registrations to the Company for the following trademarks:  Accessory Crossing, Cape Classic, Cape Classic LTD, Casual Options, Choose To Be With You, Denim Planet, Good Kidz, Goody’s, Goody’s 4 Shoes, Goodclothes, Goody’s Family Clothing, Goody’s It’s All About You, Goody’s Family Clothing and design, Graphite, Hannah, Intimate Classics, Ivy Crew, Kid Crew, Low Prices Never Looked So Good, Meherrin River Outfitters, Mistletoe Mountain, Mountain Lake, Now That Looks Great On You, Old College Inn, Pebblebrook, Private Expressions, Rebecca Malone, Signature Studio, Specialty Kids, Specialty Girl, Specialty Baby, Sterling Reflections, Sun River Clothing Co., Sun River Footwear, Take A Good Look, The Best Towel On the Beach, Thomas & Ashemore, Whispers, www.goodysonline.com, Y.E.S. Your Everyday Savings and Your Everyday Y.E.S. Savings Quality Brands Value.  The Company has also filed applications with the USPTO seeking federal registrations for the following trademarks: Good Sport, Good Sports, Hannah Comfort, On Stage, Whispers Bath & Body and Wishful Park.

Available Information

The Company makes available, free of charge, through its website, among other things, corporate governance documents, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after they have been electronically filed with the Securities and Exchange Commission ("SEC").  They can be obtained by accessing the Company’s website at www.stagestoresinc.com and clicking on “Investor Relations.”  To access corporate governance documents, click “Corporate Governance” and to access SEC filings, click “SEC Filings,” then the report to be obtained.  Information contained on the Company’s website is not part of this Annual Report on Form 10-K.

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

Forward-looking statements are based on various assumptions and factors that could cause actual results to differ materially from those in the forward-looking statements.  These factors include, but are not limited to, the ability of the Company and its subsidiary to maintain normal trade terms with vendors, the ability of the Company and its subsidiary to comply with the various covenant requirements contained in the Company's Revolving Credit Facility, the demand for apparel and other factors.  The demand for apparel and sales volume can be affected by significant changes in economic conditions, including an economic downturn, employment levels in the Company’s markets, consumer confidence, energy and gasoline prices, and other factors influencing discretionary consumer spending.  Other factors affecting the demand for apparel and sales volume include unusual weather patterns, an increase in the level of competition in the Company's market areas, competitors' marketing strategies, changes in fashion trends, changes in the average cost of merchandise purchased for resale, availability of merchandise on normal payment terms and the failure to achieve the expected results of the Company's merchandising and marketing plans as well as its store opening plans.  The occurrence of any of these factors could have a material and adverse impact on the Company’s business, financial condition, operating results or liquidity.  Most of these factors are difficult to predict accurately and are generally beyond the Company’s control.

Readers should carefully review this Form 10-K in its entirety, including but not limited to the Company's financial statements and the accompanying notes, and the risks and uncertainties described in this Item 1A.  Readers should consider the risks and uncertainties described in any forward-looking statement contained in this Form 10-K.  Forward-looking statements contained in this Form 10-K are made as of the date of this Form 10-K.  The Company does not undertake to update its forward-looking statements.

Described below are certain risk factors that management believes are applicable to the Company’s business and the industry in which it operates.  There may also be additional risks that are presently not material or are unknown.

To the extent that the current economic downturn and decline in consumer confidence continue, the Company’s business and financial condition will be negatively impacted and such impact could be material.  The current economic downturn and decline in consumer confidence are negatively impacting the retail apparel industry and the Company’s business and financial condition.  The Company’s results of operations are sensitive to changes in general economic conditions that impact consumer discretionary spending, such as the current financial crisis, employment levels, energy and gasoline prices and other factors influencing consumer confidence.  The Company has extensive operations in the South Central, Southeastern and Mid-Atlantic states.  In addition, many stores are located in small towns and rural environments that are substantially dependent upon the local economy.  To the extent that the current economic downturn and decline in consumer confidence continue, particularly in the South Central, Southeastern and Mid-Atlantic states and any state (such as Texas or Louisiana) from which the Company derives a significant portion of its net sales, the Company’s business, financial condition and cash flows will be negatively impacted and such impact could be material.

There can be no assurance that the Company’s liquidity will not be affected by recent and possible future changes in economic conditions.  Beginning in 2008 and continuing through the date of this Form 10-K, the Company has experienced reduced customer traffic in its stores as economic conditions deteriorated rapidly and consumer confidence reached historic lows.  The Company believes that the macroeconomic environment will continue to be difficult and that it will face highly promotional market conditions.  The deteriorated economic conditions have not had, nor does the Company anticipate they will have, a significant impact on its liquidity.  Due to the Company’s significant operating cash flow and availability under its Revolving Credit Facility, the Company continues to believe that it has the ability to meet its financing needs for the foreseeable future.  However, there can be no assurance that our liquidity will not be affected by recent and possible future changes in economic conditions.

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

The Company is highly dependent upon cash flows and net earnings generated during the fourth quarter, which includes the holiday season.  The Company’s business is seasonal and sales are traditionally lower during the first three quarters of the fiscal year (February through October) and higher during the last quarter of the fiscal year (November through January).  The fourth quarter usually accounts for slightly more than 30% of the Company’s annual sales, with the other quarters accounting for approximately 22% to 24% each.  Working capital requirements fluctuate during the year as well and generally reach their highest levels during the third and fourth quarters.

Unusual weather patterns or natural disasters, whether due to climate change or otherwise, could negatively impact the Company’s financial condition.  The Company’s business depends, in part, on normal weather patterns across the Company’s markets.  The Company is susceptible to unseasonable or extreme weather conditions, including natural disasters, such as hurricanes and tornadoes in its markets. Any such unusual or prolonged weather patterns in the Company’s markets, especially in states such as Texas and Louisiana, whether due to climate change or otherwise, could have a material and adverse impact on its business, financial condition and cash flows. In addition, the Company’s business, financial condition and cash flow could be adversely affected if the businesses of our key vendors and their merchandise manufacturers, shippers, carriers and other merchandise transportation service providers, especially those  outside the United States, are disrupted due to severe weather, such as hurricanes or floods, whether due to climate change or otherwise.

Climate change and government laws and regulations related to climate change could negatively impact the Company’s financial condition.   In addition to other climate-related risks set forth in this “Risk Factors” section, the Company is and will be, directly and indirectly, subject to the effects of climate change and may, directly or indirectly, be affected by government laws and regulations related to climate change.  The Company cannot predict, with any degree of certainty, what effect, if any, climate change and government laws and regulations related to climate change will have on the Company and its operations, whether directly or indirectly.  While we believe that it is difficult to assess the timing and effect of climate change and pending legislation and regulation related to climate change on the Company’s business, we believe that climate change and government laws and regulations related to climate change may affect, directly or indirectly, (i) the cost of the merchandise we purchase, (ii) the timeliness of delivery and the cost of transportation paid by the Company and the Company’s vendors and other providers of merchandise, (iii) insurance premiums, deductibles and the availability of coverage, and (iv) the cost of utilities paid by the Company.   In addition, climate change may increase the likelihood of property damage and the disruption of our operations, especially in stores located in coastal states.  As a result, our financial condition could be negatively impacted and that impact could be material.

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

The Company’s failure to obtain merchandise product on normal trade terms could adversely impact its business, financial condition and cash flows. The Company is highly dependent on obtaining merchandise product on normal trade terms.  Failure to meet its performance objectives could cause key vendors and factors to become more restrictive in granting trade credit. The tightening of credit, such as a reduction in the Company’s lines of credit or payment terms from the vendor or factor community, could have a material adverse impact on the Company’s business, financial condition and cash flows.

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

A disruption of the Company’s information technology systems could have a material adverse impact on its business and financial condition. The Company is heavily dependent on its information technology systems for day to day business operations.  In addition, as part of the Company’s normal course of business, it collects, processes and retains sensitive and confidential customer information. Today’s information technology risks are largely external and their consequences could affect the entire Company.  Potential risks include, but are not limited to, the following: (i) an intrusion by a hacker, (ii) the introduction of malware (virus, Trojan, spyware), (iii) hardware failure, (iv) outages due to software defects and (v) human error.  Although the Company runs anti-virus and anti-spyware software and takes other steps to ensure that its information technology systems will not be disabled or otherwise disrupted, there are no assurances that disruptions will not occur. The consequences of a disruption, depending on the severity, could have a material adverse affect on the Company’s business and financial condition and could expose the Company to civil, regulatory and industry actions and possible judgments, fees and fines.  In addition, any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information could severely damage the Company’s reputation, expose it to the risks of legal proceedings, disrupt its operations and otherwise adversely affect the Company’s business and financial condition. While the Company has taken significant steps to protect customer and confidential information, there is no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other developments will prevent the compromise of customer transaction processing capabilities and personal data.  If any such compromise of the Company’s information security were to occur, it could have a material adverse effect on the Company’s reputation, business, operating results, financial condition and cash flows.

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

The inability or unwillingness of one or more lenders to fund their commitment under the Company’s Revolving Credit Facility could have a material adverse impact on the Company’s business and financial condition.  The Company’s Revolving Credit Facility, which matures on April 20, 2012, is a $250.0 million senior secured revolving credit facility that includes an uncommitted accordion feature to increase the size of the facility to $350.0 million.  The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements.  The lenders under the Revolving Credit Facility are as follows: Bank of America, N.A., Wells Fargo Foothill, LLC, General Electric Capital Corporation, the PNC Financial Services Group, Inc. and Webster Business Credit Corp. (collectively, the “Lenders”).  Notwithstanding that the Company may be in full compliance with all covenants contained in the Revolving Credit Facility, the inability or unwillingness of one or more of those lenders to fund their commitment under the Company’s Revolving Credit Facility could have a material adverse impact on the Company’s business and financial condition unless the Lenders or another lender covered any shortfall.

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

Risks associated with the Company’s carriers, shippers and other providers of merchandise transportation services could have a material adverse effect on its business and financial condition.  The Company’s vendors rely on shippers, carriers and other  merchandise transportation service providers (collectively “Transportation Providers”) to deliver merchandise from their manufacturers, both in the United States and abroad, to the vendors’ distribution centers in the United States.  Transportation Providers are also responsible for transporting merchandise from their vendors’ distribution centers to the Company’s distribution centers.  The Company also relies on Transportation Providers to transport merchandise from its distribution centers to its stores.  However, if work slowdowns, stoppages, weather or other disruptions affect the transportation of merchandise between the vendors and their manufacturers, especially those manufacturers outside the United States, or between the vendors and the Company, the Company’s business, financial condition and cash flows could be adversely affected.

Risks associated with the Company’s vendors from whom its products are sourced could have a material adverse effect on its business and financial condition.  The Company’s merchandise is sourced from a variety of domestic and international vendors.  All of the Company’s vendors must comply with applicable laws, including the Company’s required standards of conduct.  Political or financial instability, trade restrictions, tariffs, currency exchange rates, transport capacity and costs and other factors relating to foreign trade, the ability to access suitable merchandise on acceptable terms and the financial viability of its vendors are beyond the Company’s control and could adversely impact its performance.

Any devaluation of the Mexican peso, or imposition of restrictions on the access of citizens of Mexico to the Company’s stores could adversely impact the Company’s business and financial condition.  Approximately 3% of the Company’s stores are located in cities that either border Mexico or are in close proximity to Mexico.  The Company estimates that approximately 7% of its 2009 sales were derived from these stores.  While purchases in these stores are made in United States dollars, a devaluation of the Mexican peso could reduce the purchasing power of those customers who are citizens of Mexico.  In such an event, revenues attributable to these stores could be reduced.  In addition, due to global uncertainties, including threats or acts of terrorism, it is possible that tighter restrictions may be imposed by the Federal government on the ability of citizens of Mexico to cross the border into the United States.  In that case, revenues attributable to the Company’s stores regularly frequented by citizens of Mexico could be reduced.

The Company’s failure to attract, develop and retain qualified employees could deteriorate the results of its operations.  The Company’s performance is dependent on attracting and retaining a large and growing number of employees. The Company believes that its competitive advantage is providing well-trained and motivated sales associates in order to provide customers exceptional customer service.  The Company’s success depends in part upon its ability to attract, develop and retain a sufficient number of qualified associates, including store, service and administrative personnel.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company's corporate headquarters and Houston Division merchandising offices are located in a leased 130,000 square-foot building in Houston, Texas.  The Company owns the 28,000 square-foot Peebles office building housing the merchandising offices for the South Hill Division located in South Hill, Virginia.  The Company also owns its distribution centers in Jacksonville, Texas and South Hill, Virginia, and leases its third distribution center in Jeffersonville, Ohio.

		Gross Square Footage
Corporate Offices
Houston, Texas	Leased	130,000
South Hill, Virginia	Owned	28,000

Distribution Centers
Jacksonville, Texas	Owned	437,000
South Hill, Virginia	Owned	162,000
Jeffersonville, Ohio	Leased	202,000

Stores
755 stores	Leased	16,312,000
3 stores	Owned	61,000

         At January 30, 2010, the Company operated 758 stores, located in 39 states, as follows:

Number of Stores
South Central Region
Arkansas	21
Louisiana	55
Oklahoma	34
Texas	235
345
Mid-Atlantic Region
Delaware	3
Kentucky	26
Maryland	7
New Jersey	6
Ohio	25
Pennsylvania	28
Virginia	35
West Virginia	9
139
Southeastern Region
Alabama	21
Florida	4
Georgia	30
Mississippi	21
North Carolina	22
South Carolina	23
Tennessee	27
148
Southwestern Region
Arizona	9
Colorado	6
Nevada	1
New Mexico	18
Utah	3
37
Midwestern Region
Illinois	3
Indiana	15
Iowa	3
Kansas	6
Michigan	14
Minnesota	3
Missouri	14
Wisconsin	4
62
Northeastern Region
Connecticut	1
Massachusetts	2
New Hampshire	2
New York	15
Vermont	4
24
Northwestern Region
Idaho	2
Oregon	1
3
758

Stores range in size from approximately 5,000 to 54,000 selling square feet, with the average being approximately 18,600 selling square feet.  The Company's stores, of which all but three are leased, are primarily located in strip shopping centers.  The majority of leases, which are typically for a 10-year term often with renewals of five years each, provide for a base rent plus payments for expenses incurred by the landlord, such as common area maintenance and insurance.  Certain leases provide for contingent rents that are not measurable at inception.  These contingent rents are primarily based on a percentage of sales that are in excess of a predetermined level.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company and its subsidiary are involved in various legal proceedings arising in the ordinary course of their business.  Management does not believe that any pending legal proceedings, either individually or in the aggregate, are material to the financial position, results of operations or cash flows of the Company or its subsidiary.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s stock trades on the New York Stock Exchange under the symbol “SSI.”  The following table sets forth the high and low sales prices per share of the Company's common stock for each quarter in 2009 and 2008 as reported on the New York Stock Exchange:

	Common Stock Market Price
2009	High	Low
First Quarter	$12.61	$5.49
Second Quarter	14.21	9.37
Third Quarter	14.85	11.58
Fourth Quarter	13.85	10.75

2008
First Quarter	$17.99	$11.67
Second Quarter	15.72	11.29
Third Quarter	16.33	5.89
Fourth Quarter	8.65	3.52

Holders

        As of March 22, 2010, there were 450 holders of record of the Company’s common stock.

Dividends

The Company paid quarterly cash dividends of five cents per share in 2009 and 2008.  Dividend payments totaled $7.6 million and $7.7 million in 2009 and 2008, respectively.  On February 26, 2010, the Company announced that its Board of Directors (the “Board”) declared a quarterly cash dividend of five cents per share on the Company’s common stock, payable on March 24, 2010 to shareholders of record at the close of business on March 9, 2010.  While the Company expects to continue payment of quarterly cash dividends, the declaration and payment of future dividends by the Company are subject to the discretion of the Board.  Any future determination to pay dividends will depend on the Company's results of operations and financial condition, as well as meeting certain criteria under its Revolving Credit Facility (as defined in “Liquidity and Capital Resources”) and other factors deemed relevant by the Board.

Stock Price Performance Graph

The annual changes for the period shown in the following graph are based on the assumption that $100 had been invested in Stage Stores stock, the S&P 500 Stock Index and the S&P 500 Retail Index on January 28, 2005, and that all quarterly dividends were reinvested at the average of the closing prices at the beginning and end of the quarter.  The total cumulative dollar returns shown on the graph represent the value that such investments would have had on January 29, 2010  (the last trading date in fiscal 2009).  The calculations exclude trading commissions and taxes.

Date	Stage Stores, Inc.	S&P 500 Index	S&P 500 Retail Index
1/28/2005	$100.00	$100.00	$100.00
1/27/2006	$115.59	$109.59	$107.84
2/2/2007	$130.43	$123.65	$122.91
2/1/2008	$75.55	$119.13	$99.26
1/30/2009	$43.13	$70.51	$60.80
1/29/2010	$79.30	$91.68	$92.99

Stock Repurchase Program

Currenty, there are no Board approved stock repurchase programs in effect.  Historically, the Company’s Board has approved various stock repurchase programs, all of which have been completed.  The stock repurchase programs permit the Company to repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions including, but not limited to, accelerated share repurchases, as deemed appropriate by the Company.  The Board has also granted the Company the authority to repurchase additional amounts of its outstanding common stock using available proceeds from the exercise of stock options as well as the tax benefits that will accrue to the Company from the exercise of stock options, stock appreciation rights (“SARs”) and other equity grants.  The following is a summary of repurchase activity completed under the various repurchase programs through January 30, 2010 (in thousands):

Stock Repurchase Programs	Date Approved	Date Completed	Amount	Shares Repurchased (1)
2002 Stock Repurchase Programs	July 29, 2002 & September 19, 2002	February 1, 2003	$25,000	2,586
2003 Stock Repurchase Program	October 1, 2003	May 25, 2004	50,000	3,116
2005 Stock Repurchase Program	July 5, 2005	October 29, 2005	30,000	1,686
2007 Stock Repurchase Programs	January 5, 2007 & November 19, 2007	January 9, 2008	100,000	6,199
			205,000	13,587
Stock repurchases using proceeds from the exercise of employee stock options and SARs			81,633	4,484
		Total	$286,633	18,071

(1)	Shares repurchased are restated to reflect the impact of the 3-for-2 stock splits on August 19, 2005 and January 31, 2007.

The following table is a summary of repurchase activity during the fourth quarter of 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
November 1, 2009 to	25,257	$12.00	25,257	$738,566
November 28, 2009

November 29, 2009 to	59,928	11.80	59,928	31,455
January 2, 2010

January 3, 2010 to	-	-	-	31,455
January 30, 2010

Total	85,185	$11.87	85,185

The table above does not include shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of employee restricted stock and performance shares, and shares related to the Company’s defined compensation plan’s stock investment option.

ITEM 6.	SELECTED FINANCIAL DATA

The following sets forth selected consolidated financial data for the periods indicated.  The selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements included herein.  All amounts are stated in thousands, except for per share data, percentages and number of stores.

	Fiscal Year
	2009		2008	2007		2006 (1)		2005
Statement of operations data:
Net sales	$1,431,927		$1,515,820	$1,545,606		$1,550,180		$1,344,100
Cost of sales and related buying,
occupancy and distribution expenses	1,040,120		1,106,236	1,100,892		1,096,693		952,680

Gross profit	391,807		409,584	444,714		453,487		391,420
Selling, general and administrative expenses	338,551		351,246	350,248		352,870		296,543
Store opening costs	3,041		6,479	4,678		7,825		3,210
Goodwill impairment (4)	-		95,374	-		-		-
Interest expense, net	4,388		5,216	4,792		5,011		2,958

Income (loss) before income tax	45,827		(48,731)	84,996		87,781		88,709
Income tax expense	17,106		16,804	31,916		32,479		32,822

Net income (loss)	$28,721		$(65,535)	$53,080		$55,302		$55,887

Basic earnings (loss) per common share (2)	$0.76		$(1.71)	$1.27		$1.33		$1.38
Basic weighted average common shares (2)
outstanding	38,029		38,285	41,764		41,559		40,569

Diluted earnings (loss) per common share (2)	$0.75		$(1.71)	$1.24		$1.25		$1.27
Diluted weighted average common shares (2)
outstanding	38,413		38,285	42,720		44,111		44,040

Margin and other data:
Gross profit margin	27.4%		27.0%	28.8%		29.3%		29.1%
Selling, general and administrative expense rate	23.6%		23.2%	22.7%		22.8%		22.1%
Capital expenditures	$42,707		$99,841	$95,311		$71,914		$75,168
Construction allowances from landlords	3,875		17,536	18,765		8,946		13,302
Stock repurchases	1,327		9,060	112,597		21,579		48,687
Cash dividends per share	0.20		0.20	0.20		0.12		0.03

Store data:
Comparable store sales (decline) growth	(7.9%	)	(6.1% )	(1.1%	)	3.5%	(1)	5.4%
Store openings	28		56	47		108	(3)	36
Store closings	9		11	8		3		15
Number of stores open at end of period	758		739	694		655		550
Total selling area square footage at end of period	14,077		13,730	12,929		12,124		10,377

	January 30,		January 31,	February 2,		February 3,		January 28,
	2010		2009	2008		2007		2006
Balance sheet data
Working capital	$244,153		$201,971	$236,038		$253,668		$222,510
Total assets	800,431		768,043	871,490		824,986		731,653
Debt obligations	51,218		57,012	100,594		16,614		3,053
Stockholders' equity	476,046		450,003	520,846		571,408		501,832
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

(4)
In fiscal year 2008, as a result of the decline in market capitalization and other factors, the Company recorded a one-time goodwill impairment charge of $95.4 million to write-off the carrying value of the Company’s goodwill.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Stage Stores is a Houston, Texas-based specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family.  The Company's principal focus is on consumers in small and mid-sized markets which the Company believes are under-served and less competitive.  The Company differentiates itself from the competition in the small and mid-sized communities by offering consumers access to basic as well as fashionable, brand name merchandise not typically carried by other retailers in the same market area.  In the highly competitive metropolitan markets, the Company competes against other national department store chains, which similarly offer moderately priced, brand name and private label merchandise.  In these larger metropolitan markets, the Company differentiates itself by offering its consumers a high level of customer service in smaller-sized stores in convenient locations as compared to the larger department stores with which it competes.

Consistent with its corporate strategy of increasing the concentration of its store base into smaller markets through new store growth and strategic acquisitions, the Company acquired Peebles, a similarly small market focused retail company, in 2003.  In 2006, the Company acquired B.C. Moore, which expanded the Company’s position in small markets throughout the Southeastern United States.  At January 30, 2010, the Company operated 758 stores located in 39 states under the five names of Bealls, Goody’s, Palais Royal, Peebles and Stage.

Fiscal 2009

The macroeconomic downturn, which began in 2008, continued to significantly affect discretionary consumer spending and the retail environment throughout 2009.  In response to these challenging conditions, the Company took a disciplined approach to tightly controlling inventory levels and operating expenses, while continuing to execute its key initiatives.  The Company’s focused efforts on controlling inventories and expenses resulted in improved gross margin rates and reduced selling, general and administrative (“SG&A”) expenses as compared to 2008, despite lower sales and increased store count during 2009.  Overall, sales were $1,431.9 million, a decrease of $83.9 million, or 5.5%, from 2008.  Gross profit, as a percent of net sales, increased 0.4%, primarily due to reduced clearance inventory levels throughout the year.   The Company’s extensive cost saving measures reduced SG&A expenses by $12.7 million compared to the prior year despite operating a net 19 additional stores in 2009.  The Company recorded net income of $28.7 million, or $0.75 per diluted share, compared to a net loss of $65.5 million, or a loss of $1.71 per share, in 2008.  2008 results included a goodwill impairment charge of $95.4 million.  Excluding the goodwill impairment charge, the Company’s net income was $29.8 million, or $0.77 per diluted share, on a basis not in conformity with generally accepted accounting principles in the United States (“non-U.S. GAAP”).

As of January 30, 2010, the Company had no borrowings on its $250.0 million senior secured revolving credit facility, cash and cash equivalents of $93.7 million, which represents an increase of $67.4 million from 2008, and $51.2 million of total debt outstanding, which represents a reduction of $5.8 million from 2008.

 The Company remained on track with its key priorities in 2009, which included new store growth, enhancing merchandising effectiveness, improving the customer’s in-store experience and implementing productivity improvements. The Company remained committed to its core strategy of store growth in smaller markets.  The Company also capitalized on the opportunity to gain market share in certain existing markets when Goody’s, a retailer which formerly competed against it in small markets, went out of business in early 2009.  The Company acquired the Goody’s name in the Goody’s bankruptcy auction, and subsequently opened 15 stores under the Goody’s nameplate in former Goody’s markets, and took advantage of the economic environment by negotiating favorable lease rates for these new stores.  In addition, the Goody’s existing store format allowed the Company to reduce its net capital investment in these locations by about one-half the amount of a typical new store. Confirming its small market business model, the Company’s small market stores consistently outperformed stores in its mid-sized and large markets throughout 2009.

Also in 2009, the Company completed the development of its markdown optimization tool, and in early 2010 began a pilot in select merchandise zones. The markdown optimization tool is expected to benefit sales and gross margin after its Company-wide implementation in 2010.  The Company also installed a new POS software platform, which is more efficient and flexible, and operates at a lower cost.  Finally, the north/south store realignment was successfully executed, which instituted new merchandise assortments in the 83 stores affected by the realignment.

Fiscal 2010 Outlook and Trends

While the Company believes the macroeconomic environment will remain challenging during 2010, the Company’s business strategy will be focused on building on its 2009 achievements and pursuing sales and earnings growth as the economy stabilizes.  The Company plans further new store growth in under-served, small markets in accordance with its business model.  Further, the Company will continue its commitment to providing superior customer service and compelling merchandise collections within existing product categories in an effort to grow the Company’s share of business with its core customers and improve the in-store shopping experience.  The Company expects these efforts, among other factors, will result in comparable store sales gains in 2010.  In addition, continuing to maintain strong control over inventories, expenses and capital expenditures should increase gross margin and operating margin rates and further strengthen its balance sheet.

The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements included elsewhere herein.

Results of Operations

The following table sets forth the results of operations as a percent of sales for the periods indicated:

	Fiscal Year (1)
	2009	2008		2007
Net sales	100.0%	100.0%		100.0%
Cost of sales and related buying, occupancy and distribution expenses	72.6	73.0		71.2
Gross profit	27.4	27.0		28.8

Selling, general and administrative expenses	23.6	23.2		22.7
Store opening costs	0.2	0.4		0.3
Goodwill impairment	0.0	6.3		0.0
Interest expense, net	0.3	0.3		0.3

Income (loss) before income tax	3.2	(3.2)		5.5
Income tax expense	1.2	1.1		2.1

Net income (loss)	2.0%	(4.3	) %	3.4%

(1)  Percentages may not foot due to rounding.

                 The following supplemental information presents the results of operations for 2009, 2008 and 2007.  2008 is presented in both a basis in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and a non-U.S. GAAP basis to show earnings with and without the non-cash goodwill impairment charge.  Management believes this supplemental financial information enhances an investor’s understanding of the Company’s financial performance.  The non-U.S. GAAP financial information should not be considered in isolation or viewed as a substitute for net income (loss), cash flow from operations or other measures of performance as defined by U.S. GAAP.  Moreover, the inclusion of non-U.S. GAAP financial information as used herein is not necessarily comparable to other similarly titled measures of other companies due to the potential inconsistencies in the method of presentation and items considered.  The following table sets forth the supplemental financial information and the reconciliation of U.S. GAAP disclosures to non-U.S. GAAP financial metrics:

	2009	2008	2007
Net income (loss):
On a U.S. GAAP basis	$28,721	$(65,535)	$53,080
Goodwill impairment	-	95,374	-
On a non-U.S. GAAP basis	$28,721	$29,839	$53,080

Diluted earnings (loss) per share:
On a U.S. GAAP basis	$0.75	$(1.71)	$1.24
Goodwill impairment	-	2.49	-
On a non-U.S. GAAP basis	$0.75	$0.77	$1.24

2009 Compared to 2008

Sales for 2009 decreased 5.5% to $1,431.9 million from $1,515.8 million for 2008.  Sales of $43.7 million generated by new stores that were not in the comparable store base during 2008 were offset by a decline in comparable store sales of $115.4 million and a loss of sales of $12.2 million from stores closed in 2009.  Comparable store sales, which are sales in stores open at least fourteen months prior to the reporting period, decreased 7.9% during 2009 as compared to a 6.1% decrease in 2008.

Comparable store sales decrease by quarter is presented below:

	Fiscal Year
	2009		2008
1st Quarter	(9.0	) %	(5.4	) %
2nd Quarter	(10.7)		(1.4)
3rd Quarter	(5.4)		(10.3	) *
4th Quarter	(6.5)		(7.2)
Total Year	(7.9)		(6.1)

*  Includes the impact of store closures related to Hurricanes Ike and Gustav.

Sales in 2009 continued to be negatively impacted by the significant downturn in the macroeconomic environment, including the retail apparel industry which is sensitive to factors impacting consumer discretionary spending, such as tight credit and high unemployment levels.  Reduced levels of clearance merchandise throughout the year were also a significant drain on sales. On a merchandise category basis, all families of business experienced a comparable store sales decline in 2009.  However, key merchandise categories (i.e., those categories comprising greater than 5% of sales) that outperformed the Company’s average comparable store sales level were men’s, cosmetics, accessories, misses, junior sportswear and dresses.  The Company’s principal focus is on consumers in small markets that the Company believes are under-served.  Although the Company experienced comparable store decreases in all its markets, its small market stores outperformed stores in its mid-sized and large markets.  On a market population basis, utilizing a ten-mile radius from each store, in 2009 the Company experienced a 5.9% comparable store sales decrease in its small market stores, or those in market areas with populations of less than 50,000, an 8.8% decrease in its mid-sized market stores, or those in market areas with populations of 50,000 to 150,000, and an 11.8% decrease in its large market stores, or those in market areas with populations greater than 150,000.  The small market stores continue to be the focus of the Company’s new store expansion plans as these stores are consistently the best performers for the Company.

The following is a summary of the changes between 2009 and 2008 in the components of cost of sales, expressed as a percent of sales:

	Increase (Decrease) in the Components of Cost of Sales
	2009 Compared to 2008
Merchandise cost of sales	(1.3	) %
Buying, occupancy and distribution expenses	1.0
Decrease in merchandise cost of sales
and related buying, occupancy and distribution
expenses rate	(0.3	) %

Gross profit decreased 4.3% to $391.8 million in 2009 from $409.6 million in 2008.  Gross profit, as a percent of sales, was 27.4% in 2009 and 27.0% in 2008.  The gross profit rate benefited from a lower merchandise cost of sales rate, which was partially offset by an increase in the buying, occupancy and distribution expenses rate. The improvement in merchandise cost of sales is attributable to the Company’s strong inventory controls, lower clearance levels and reduced freight costs.  The increase in buying, occupancy and distribution expenses over 2008 is principally due to increased store occupancy and depreciation costs due to the increased store count as compared to 2008, as buying and distribution costs were lower.

SG&A expenses in 2009 decreased approximately $12.7 million, or 3.6%, to $338.5 million from $351.2 million in 2008, while operating 19 net additional stores in 2009. This was due to managing store payroll and other variable store costs in response to operating in a challenging economic environment.  As a percent of sales, SG&A expenses increased to 23.6% in 2009 from 23.2% in 2008.  The increase in the SG&A rate in 2009 over 2008 was due to a deleveraging of costs caused by lower sales in 2009.

Store opening costs in 2009 of $3.0 million include costs related to 28 stores opened and 10 stores relocated.  In 2008, the Company incurred $6.5 million in store opening costs related to 56 new stores and 12 stores relocated.

Net interest expense was $4.4 million in 2009 as compared to $5.2 million in 2008. Interest expense is primarily comprised of interest on borrowings under the Company’s Revolving Credit Facility, related letters of credit and commitment fees, amortization of debt issue costs and interest on financing lease obligations and equipment financing notes. The decrease in interest expense is primarily due to reduced borrowings under the Company’s Revolving Credit Facility (see “Liquidity and Capital Resources”), which had a weighted average balance of $0.6 million during 2009 as compared to $35.3 million in 2008.  This was offset by higher interest on the equipment financing notes caused by a higher weighted average balance in 2009 as compared to 2008.

           The Company’s effective tax rate in 2009 is 37.3%, resulting in estimated income tax expense of $17.1 million.  This compares to income tax expense of $16.8 million in 2008 at an effective tax rate of (34.5%), which includes the impact of the goodwill impairment charge which is a non-deductible expense for income tax purposes.  The Company’s effective tax rate for 2008, excluding the impact of the goodwill impairment charge, was 36.0%.  The effective tax rate for 2008 benefited from $1.2 million of work opportunity tax credits.

 As a result of the foregoing, the Company had net income of $28.7 million for 2009 as compared to a net loss of $65.5 million in 2008.  Excluding the impairment charge, the Company’s net income in 2008 was $29.8 million, or $0.77 per diluted share.

2008 Compared to 2007

Sales for 2008 decreased 1.9% to $1,515.8 million from $1,545.6 million for 2007.  Sales of $74.8 million generated by new stores that were not in the comparable store base during 2007 were offset by a decline in comparable store sales of $92.0 million and sales of $12.6 million from stores closed in 2008.  Comparable store sales decreased 6.1% during 2008 as compared to a 1.1% decrease in 2007.

Comparable store sales (decrease) increase by quarter is presented below:

	Fiscal Year
	2008		2007
1st Quarter	(5.4	) %	0.1%
2nd Quarter	(1.4)		0.5
3rd Quarter	(10.3)		(1.0)
4th Quarter	(7.2)		(3.1)
Total Year	(6.1)		(1.1)

Sales in 2008 were negatively impacted by the significant downturn in the macroeconomic environment, including the retail apparel industry, which is sensitive to conditions impacting consumer discretionary spending, such as the 2008 housing crisis, employment levels and other factors influencing consumer confidence. In addition to the difficult retail environment, the Company’s 2008 third quarter comparable store sales performance results reflect the impact of Hurricanes Gustav and Ike, which forced the temporary closure of a significant number of the Company’s Gulf Coast region stores. 2008 was a challenging year with reduced consumer spending resulting in lower sales as compared to 2007. In spite of the weak economy, the Company achieved a comparable store sales increase in one of its key merchandise categories (i.e., those categories comprising greater than 5% of sales), namely cosmetics.  The increase in cosmetics continued to be driven by strong fragrance demand and the installation of new Estee Lauder and Clinique counters.  The Company’s principal focus is on consumers in small markets that the Company believes are under-served. Although the Company experienced comparable store decreases in all its markets, its small market stores outperformed stores in its mid-sized and larger markets in 2008.  On a market population basis, utilizing a ten mile radius from each store, the Company experienced a 5.0% comparable store sales decrease in its small market stores, or those in market areas with populations of less than 50,000, in 2008, versus a comparable store sales decrease of 0.5% in 2007.  In the Company’s mid-sized market stores, or those in market areas with populations of 50,000 to 150,000, 2008 comparable stores sales decreased by 6.6% as compared to a 3.1% decrease in 2007.  In the Company’s large market stores, or those in market areas with populations greater than 150,000, 2008 comparable store sales decreased 8.3% as compared to a decrease of 3.1% in 2007.  The small market stores continue to be the focus of the Company’s new store expansion plans as these stores are consistently the best performers for the Company.

The following is a summary of the changes between 2008 and 2007 in the components of cost of sales, expressed as a percent of sales:

Increase in the Components of Cost of Sales
2008 Compared to 2007
Merchandise cost of sales	0.3%
Buying, occupancy and distribution expenses	1.5
Increase in merchandise cost of sales
and related buying, occupancy and distribution
expenses rate	1.8%

Gross profit decreased 7.9% to $409.6 million in 2008 from $444.7 million in 2007.   Gross profit, as a percent of sales, was 27.0% in 2008 and 28.8% in 2007.  The increase in merchandise cost of sales was primarily the result of operating in a heightened promotional environment. The increase in the buying, occupancy and distribution expenses rate was principally due to increased store occupancy and store depreciation costs due to the increased store count versus 2007, coupled with deleveraging of costs due to lower sales compared to 2007.

SG&A expenses in 2008 increased approximately $1.0 million, or 0.3%, to $351.2 million from $350.2 million in 2007, in spite of operating 45 net additional stores in the current year, which represented a 6.5% increase in store count from 2007.  As a percent of sales, SG&A expenses increased to 23.2% in 2008 from 22.7% in 2007.  The increase in the SG&A rate in 2008 over 2007 was primarily due to higher utility costs and a deleveraging of costs caused by lower sales in the current year.

Store opening costs in 2008 of $6.5 million included costs related to 56 stores opened and 12 stores relocated.  In 2007, the Company incurred $4.7 million in store opening costs related to 47 new stores and 18 stores relocated.

The Company tested goodwill for impairment annually in the fourth quarter or more frequently when indicators of impairment existed.  As a result of the decline in the market capitalization for the Company given the reduction in market multiples that took place in 2008, and the resultant challenging economic environment and its impact on the Peebles reporting unit’s sales and earnings performance, the Company determined that an interim impairment test was necessary during the third quarter of 2008.  Upon completion of the impairment test, the Company concluded that a write-off of the carrying value of the goodwill recorded was warranted.  As a result, the Company recorded a goodwill impairment charge of $95.4 million in the third quarter of 2008.

Net interest expense was $5.2 million in 2008 as compared to $4.8 million in 2007.  Interest expense is primarily comprised of interest on borrowings under the Company’s Revolving Credit Facility, related letters of credit and commitment fees, amortization of debt issue costs and interest on financing lease obligations and equipment financing notes.  The increase in interest expense in 2008 was primarily due to additional interest expense of $2.1 million on the equipment financing loans, which had weighted average borrowings of $40.5 million in 2008 compared to $6.1 million in 2007.  This was partially offset by lower weighted average interest rates on reduced borrowings under the Company’s Revolving Credit Facility (see “Liquidity and Capital Resources”).  The Revolving Credit Facility was fully paid down at the end of 2008 as compared to $63.5 million outstanding at the end of 2007.

The effective tax rate in 2008, reflecting the impact of the goodwill impairment of $95.4 million, which is a non-deductible expense for income tax purposes, was (34.5%).  The Company’s effective tax rate for 2008, excluding the impact of the goodwill impairment charge, was 36.0% and 37.6% in 2007, which resulted in income tax expense of $16.8 million in 2008 as compared to income tax expense of $31.9 million in 2007.  The effective tax rate for 2008 benefited from $1.2 million of work opportunity tax credits.

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

The following table shows quarterly information (unaudited) for the Company (in thousands, except per share amounts):

	Fiscal Year 2009
	Q1	Q2	Q3		Q4
Net sales	$333,566	$341,737	$324,944		$431,680
Gross profit	$84,483	$100,197	$73,548		$133,579
Net (loss) income	$(905)	$9,093	$(7,319)		$27,852

Basic (loss) earnings per common share	$(0.02)	$0.24	$(0.19)		$0.73
Diluted (loss) earnings per common share	$(0.02)	$0.24	$(0.19)		$0.72

Basic weighted average shares	37,930	38,070	38,084		38,033
Diluted weighted average shares	37,930	38,467	38,084		38,446

	Fiscal Year 2008
	Q1	Q2	Q3		Q4
Net sales	$353,536	$372,707	$333,756		$455,821
Gross profit	$95,598	$106,558	$74,720		$132,708
Net income (loss)	$2,263	$9,663	$(102,796)	(1)	$25,335

Basic earnings (loss) per common share	$0.06	$0.25	$(2.66)	(1)	$0.67
Diluted earnings (loss) per common share	$0.06	$0.25	$(2.66)	(1)	$0.67

Basic weighted average shares	38,243	38,342	38,603		37,951
Diluted weighted average shares	38,919	38,960	38,603		37,994

(1)  Amounts include a $95.4 million goodwill impairment charge.

Liquidity and Capital Resources

The Company's liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows, (iii) normal trade credit terms from the vendor and factor community, (iv) equipment financing and (v) its Revolving Credit Facility.  The Company’s primary cash requirements are for capital expenditures related to new stores, store relocations and remodeling, and seasonal and new store inventory purchases.

Key components of the Company’s cash flows for fiscal 2009, 2008 and 2007 are summarized below (in thousands):

	2009	2008	2007
Net cash provided by (used in):
Operating activities	$120,936	$162,783	$124,535
Investing activities	(39,753)	(99,838)	(95,270)
Financing activities	(13,747)	(53,695)	(28,103)

Operating Activities

During 2009, the Company generated $120.9 million in cash from operating activities.  Net income, adjusted for non-cash expenses, provided cash of approximately $99.7 million.  Changes in operating assets and liabilities provided net cash of approximately $17.3 million, which included an $8.2 million decrease in merchandise inventories due to tight inventory management and control, a decrease in other assets of $1.9 million mainly due to a decrease in income taxes receivable and a $7.2 million increase in accounts payable and other liabilities, which included a $12.1 million increase in income taxes payable.  Cash flows from operating activities also included construction allowances from landlords amounting to $3.9 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

During 2008, the Company generated $162.8 million in cash from operating activities.  Net loss, adjusted for non-cash expenses, including the $95.4 million goodwill impairment, provided cash of approximately $107.8 million.  Changes in operating assets and liabilities provided net cash of approximately $37.4 million, which included a $28.1 million decrease in merchandise inventories due to tight inventory management and control.  In addition, there was a decrease in other assets, which was primarily caused by a decrease in the deferred compensation assets due to significant employee distributions and a decline in value of its underlying assets, as well as decreases in prepaid merchandise and taxes receivables totaling $25.3 million.  This was offset by a decrease in accounts payable and other liabilities of $16.0 million, which also included the decrease in the deferred compensation liabilities related to the abovementioned deferred compensation assets.  Additionally, cash flows from operating activities included construction allowances from landlords of $17.5 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

During 2007, the Company generated $124.5 million in cash from operating activities.  Net income, adjusted for non-cash expenses such as depreciation and amortization, deferred income taxes, amortization of debt issue costs, stock-based compensation and excess tax benefits from stock-based compensation provided cash of approximately $131.8 million.  Changes in operating assets and liabilities used net cash of approximately $26.1 million, which included a $9.9 million increase in merchandise inventories due to the increase in number of stores in operation, a $4.5 million increase in other assets and a decrease in accounts payable and other liabilities of $11.7 million due principally to $7.2 million in pension contributions and lower short-term incentive compensation accruals.  Additionally, cash flows from operating activities included construction allowances from landlords of $18.8 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

Investing Activities

Capital expenditures for 2009 were $42.7 million compared to $99.8 million in 2008 and $95.3 million in 2007.  The Company opened 27 new stores, reopened 1 hurricane-damaged store and relocated 10 stores in 2009.  In 2008 and 2007, it opened 56 new stores and relocated 12 stores, and opened 47 new stores and relocated 18 stores, respectively.  The Company received construction allowances from landlords of $3.9 million in 2009 to fund a portion of the capital expenditures related to store leasehold improvements in new and relocated stores, while $17.5 million and $18.8 million were received from landlords in 2008 and 2007, respectively.  These funds have been recorded as deferred rent credits in the balance sheet and are amortized as an offset to rent expense over the lease term commencing with the date the allowances were contractually earned.

Management currently estimates that capital expenditures in 2010, net of construction allowances to be received from landlords, will be approximately $40.0 to $45.0 million.  The expenditures will principally be for the opening of new stores, store expansions, relocations and remodels.

Free Cash Flow.  Free cash flow is a non-U.S. GAAP financial measure that the Company defines as net cash provided by operating activities less capital expenditures.  Free cash flow should be evaluated in addition to, and not considered a substitute for, other financial measures such as net income and cash flow provided by operations.  The following table reconciles net cash provided by operating activities, a U.S. GAAP measure, to free cash flow, a non-U.S. GAAP measure as defined by the Company.  Free cash flow for 2009, 2008 and 2007 were:

	2009	2008	2007
Net cash provided by operating activities	$120,936	$162,783	$124,535
Additions of property, equipment and leasehold improvements	(42,707)	(99,841)	(95,311)
Free cash flow	$78,229	$62,942	$29,224

Financing Activities

The Company has a $250.0 million senior secured revolving credit facility (the "Revolving Credit Facility") that matures on April 20, 2012.  The Revolving Credit Facility includes an uncommitted accordion feature to increase the size of the facility to $350.0 million.  Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement.  The daily interest rates on the Company’s Revolving Credit Facility borrowings are equal to either the prime rate or Eurodollar rate plus an applicable margin, as set forth in the Revolving Credit Facility agreement.  Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility.  The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements.  During 2009, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 3.3% and $0.6 million, respectively, as compared to 3.7% and $35.3 million in 2008 and 6.2% and $46.7 million in 2007.

The Company also issues letters of credit to support certain merchandise purchases and to collateralize retained risks and deductibles under various insurance programs.  The Company had outstanding letters of credit totaling approximately $18.6 million and $9.8 million at January 30, 2010 and January 31, 2009, respectively, under its Revolving Credit Facility.  These letters of credit expire within twelve months of issuance.  Excess borrowing availability under the Revolving Credit Facility at January 30, 2010 and January 31, 2009, net of letters of credit outstanding and outstanding borrowings, was $161.8 million and $175.3 million, respectively.

The Revolving Credit Facility contains covenants that, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions.  At January 30, 2010, the Company was in compliance with all of the financial covenants of the Revolving Credit Facility and expects to continue to be in compliance in 2010.  There was no outstanding balance on the Company’s Revolving Credit Facility at January 30, 2010 and January 31, 2009.

During 2009, the Company borrowed $4.0 million under equipment financing notes bearing an interest rate of 5.5%.  The equipment financing notes are payable in monthly installments over a five-year term and are secured by certain fixtures and equipment.  During 2008 and 2007, equipment financing note borrowings amounted to $24.8 million and $32.4 million, respectively.  Payments to the equipment financing notes amounted to $10.9 million in 2009 and $7.3 million in 2008.  The Company also received $1.6 million during 2009 from landlords for stores accounted for as finance lease obligations.  Proceeds from finance lease obligations amounted to $2.6 million and $1.9 million in 2008 and 2007, respectively.  Of the outstanding finance lease obligations, the Company paid $0.5 million in principal payments during 2009, $0.2 million in 2008 and $0.2 million in 2007.

The Company currently pays a quarterly cash dividend of five cents per share on its common stock.  In 2009, 2008 and 2007, the Company paid quarterly cash dividends totaling $7.6 million, $7.7 million and $8.4 million, respectively.  On February 26, 2010, the Company announced that the Board declared a quarterly cash dividend of five cents per share on the Company’s common stock, payable on March 24, 2010 to shareholders of record at the close of business on March 9, 2010.

The Company repurchased stock during 2009 amounting to $1.3 million using proceeds from the exercise of awards and related tax benefits and deferred compensation.  In 2008 and 2007, stock repurchases amounted to $9.1 million and $112.6 million, respectively.  The 2007 repurchases included two $50.0 million Board-approved stock repurchase programs.

While there can be no assurances, management believes that there should be sufficient liquidity to cover both the Company's short-term and long-term funding needs.  The Company anticipates that it has adequate cash flows to cover its working capital needs, planned capital expenditures and debt service requirements for the next year and foreseeable future.

Contractual Obligations

The Company has numerous contractual commitments for purchases of merchandise inventories, services arising in the ordinary course of business, letters of credit, Revolving Credit Facility and other debt service and leases.  Presented below is a summary of the Company's contractual obligations as of January 30, 2010 (in thousands).  These items are discussed in further detail in Note 6 and Note 10 to the Consolidated Financial Statements.

		Payment Due by Period
		Less Than	1-3	4-5	More than 5
Contractual Obligations	Total	One Year	Years	Years	Years
Equipment financing	$43,032	$12,163	$25,592	$5,277	$-
Documentary letters of credit (1)	2,151	2,151	-	-	-
Capital and finance lease obligations	8,186	562	1,294	1,603	4,727
Operating lease obligations (undiscounted) (2)	447,590	76,447	132,450	100,051	138,642
Interest payments	8,518	2,862	3,387	1,220	1,049
Other purchase obligations (3)	23,125	7,177	10,110	5,838	-
Total contractual cash obligations	$532,602	$101,362	$172,833	$113,989	$144,418

(1)
These documentary letters of credit support the importing of private label merchandise.  The Company also had outstanding stand-by letters of credit that totaled approximately $16.4 million at January 30, 2010, of which $13.7 million were also issued in support of importing the Company's private label merchandise.  The remaining stand-by letters of credit of $2.7 million are required to collateralize retained risks and deductibles under various insurance programs.  The estimated liability that will be paid in cash related to stand-by letters of credit supporting insurance programs is reflected in accrued expenses.  If the Company fails to make payments when due, the beneficiaries of letters of credit could make demand for payment under the letters of credit.

(2)
The Company has certain operating leases with provisions for step rent or escalation payments.  The Company records rent expense on a straight-line basis, evenly dividing rent expense over the lease term, including the build-out period, if any, and where appropriate, applicable available lease renewal option periods.  However, this accounting treatment does not affect the future annual operating lease cash obligations as shown herein.  The Company records construction allowances from landlords as a deferred rent credit when earned.  Such deferred rent credit is amortized over the related term of the lease, commencing with the date the Company contractually earned the construction allowance, as a reduction of rent expense.

Certain leases provide for contingent rents that are not measurable at inception.  These contingent rents are primarily based on a percentage of sales that are in excess of a predetermined level.  These amounts are excluded from minimum rent and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable

(3)
Other purchase obligations include legally binding contracts such as firm commitments for utility purchases, capital expenditures, software acquisition/license commitments and legally binding service contracts.  For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  If the obligation to purchase goods or services is noncancelable, the entire value of the contract is included in the above table.  If the obligation is cancelable, but the Company would incur a penalty if cancelled, the dollar amount of the penalty is included as an “other purchase obligation.”  The Company fully expects to receive the benefits of the goods or services in connection with fulfilling its obligation under these agreements.  The expected timing for payment of the obligations discussed above is estimated based on current information.  Timing of payments and actual amounts paid may be different depending on the timing of receipt of goods or services or changes to agreed-upon amounts for some obligations.

In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise typically up to six months in advance of expected delivery.  These purchase orders do not contain any significant termination payments or other penalties if cancelled.  As of January 30, 2010, the Company had outstanding purchase orders of $149.3 million.

The Company’s funding policy is to make contributions to maintain the minimum funding requirements for its pension obligations in accordance with the Employee Retirement Income Security Act.  The Company may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover short-term liquidity needs of its defined benefit plan (the “Plan”) in order to maintain current invested positions.  The Company expects to contribute approximately $1.0 million during 2010.  The Company contributed $3.5 million and $1.7 million to the Plan in 2009 and 2008, respectively.

Critical Accounting Policies and Estimates

 The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The primary estimates underlying the Company's consolidated financial statements include the valuation of inventory, the estimated useful life of property, equipment and leasehold improvements, the impairment analysis on long-lived assets, the valuation of the intangible asset, the reserve for sales returns, breakage income on gift cards and merchandise credits, self-insurance reserves and the estimated liability for pension obligations.  The Company cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.  Therefore, actual results could differ from these estimates.  Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances.  The following critical accounting policies affect the Company's more significant judgments and estimates used in the preparation of its consolidated financial statements.

Inventory valuation.  The Company values merchandise inventories using the lower of cost or market with cost determined using the weighted average cost method.  The Company capitalizes distribution center costs associated with preparing inventory for sale, such as distribution payroll, benefits, occupancy, depreciation and other direct operating expenses as part of merchandise inventories.  The Company also includes in inventory the cost of freight to the Company’s distribution centers and to stores as well as duties and fees related to import purchases.  The Company maintains a lower of cost or market reserve for inventory where the cost of an individual item is greater than the selling price.

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

Buildings & improvements	20
Store and office fixtures and equipment	5-10
Warehouse equipment	5-15
Leasehold improvements - stores	5-15
Leasehold improvements - corporate office	10-20

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

Intangible asset and impairment of intangible assets.  In connection with acquisitions, other intangible assets separate and apart from goodwill are required to be recognized if such assets arise from contractual or other legal rights or if such assets are separable from the acquired business.  As a part of the acquisition of Peebles, the Company acquired the rights to the tradename and trademark (collectively the “Tradename”) of “Peebles,” which was identified as an indefinite life intangible.  The value of the Tradename was determined to be $14.9 million at the time of the Peebles acquisition. Indefinite life intangible assets are not amortized but are tested for impairment annually or more frequently when indicators of impairment exist.  The Company completed its annual impairment test during the fourth quarter of 2009 and determined there was no impairment of the existing intangible asset.

Revenue recognition.  Revenue from sales is recognized at the time of sale, net of any anticipated returns. The Company records deferred revenue on its balance sheet for the sale of gift cards and recognizes this revenue upon the redemption of gift cards in net sales.  The Company similarly records deferred revenue on its balance sheet for merchandise credits issued related to customer returns and recognizes this revenue upon the redemption of the merchandise credits.

Gift card and merchandise credits liability.  Unredeemed gift cards and merchandise credits are recorded as a liability. Gift card and merchandise credit breakage income (“breakage income”) represents the balance of gift cards and merchandise credits for which the Company believes the likelihood of redemption is remote.  Breakage income is recognized based on usage or historical redemptions.  The Company’s gift cards and merchandise credits are considered to be a large pool of homogeneous transactions.  The Company uses historical data to determine the breakage rate and objectively determines the estimated time period of actual redemptions.  The Company recognized approximately $0.9 million, $1.6 million and $1.4 million of breakage income in 2009, 2008 and 2007, respectively.  This income is recorded as other income and is included in the Consolidated Statements of Operations as a reduction in selling, general and administrative expenses.

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

Frozen defined benefit plan.  The Company maintains a frozen defined benefit plan.  The plan’s obligations and related assets are presented in Note 9 to the Consolidated Financial Statements.  The plan’s assets are invested in actively managed and indexed mutual funds of domestic and international equities and investment-grade corporate bonds and U.S. government securities.   The plan’s obligations and the annual pension expense are determined by independent actuaries using a number of assumptions.  Key assumptions in measuring the plan’s obligations include the discount rate applied to future benefit obligations and the estimated future return on plan assets.  At January 30, 2010, assumptions used were a weighted average discount rate of 5.8% and a weighted average long-term rate of return on the plan assets of 8.0%.

Recent Accounting Standards and Disclosures

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements, which requires entities to disclose separately the amount and reasons behind significant transfers in and out of Levels 1 and 2 (see Note 3 to the Consolidated Financial Statements for definitions), disclose the fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used to measure both recurring and nonrecurring activities under Levels 2 and 3.  The new disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009.  The ASU also requires that reconciliations for fair value measurements using significant unobservable inputs (Level 3) should separately present significant information on a gross basis. This Level 3 disclosure requirement is effective for fiscal years beginning after December 14, 2010. The adoption of the provisions of ASU 2010-06 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Accounting Standards Codification (“ASC”) No. 105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (the “Codification”).  This ASC establishes two levels of U.S. GAAP, authoritative and nonauthoritative.  On July 1, 2009, the Codification became the single source of authoritative, nongovernmental U.S. GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative U.S. GAAP for SEC registrants.  The Codification was effective for interim and annual reporting periods after September 15, 2009.  The Company has included references to authoritative accounting literature in accordance with the Codification.  There are no other changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification.

In April 2009, the FASB issued ASC No. 825-10-65-1, Interim Disclosures about Fair Value of Financial Instruments.  ASC No. 825-10-65-1 amends ASC No. 825-50, Disclosures about Fair Value of Financial Instruments, and requires fair value measurement disclosures for interim reporting periods of publicly traded companies as well as in annual financial statements.  Additionally, ASC No. 825-10-65-1 requires the disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods.  ASC No. 825-10-65-1 does not change the accounting treatment for these financial instruments.  The Company adopted ASC No. 825-10-65-1 as of May 3, 2009, and the adoption did not have a material impact on its consolidated financial statements.

In June 2008, the Emerging Issues Task Force of the FASB reached a consensus on ASC No. 840-10-05-9, Accounting by Lessees for Maintenance Deposits.  ASC No. 840-10-05-9 specifies the accounting treatment for lessees related to maintenance deposits paid by a lessee under an arrangement accounted for as a lease that are refunded only if the lessee performs specified maintenance activities.  ASC No. 840-10-05-9 was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  The Company adopted the provisions of ASC No. 840-10-05-9 as of February 1, 2009, which did not have a material impact on its consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Borrowings under the Company's Revolving Credit Facility bear a floating rate of interest.  As of January 30, 2010, there were no outstanding borrowings under the Company's Revolving Credit Facility.  On future borrowings, an increase in interest rates may have a negative impact on the Company's results of operations and cash flows.  The Company had average daily borrowings of $0.6 million bearing a weighted average interest rate of 3.3% during 2009.  A hypothetical 10% change in interest rates would not have a material effect on the Company’s fiscal 2009 annual results of operations and cash flows.

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

The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures and concluded that the Company's disclosure controls and procedures were effective as of January 30, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended January 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company's internal control over financial reporting was effective as of January 30, 2010.

Our independent registered public accounting firm, Deloitte & Touche LLP, with direct access to our Board of Directors through our Audit Committee, have audited the consolidated financial statements prepared by the Company and have issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

/s/ Andrew T. Hall	s/ Edward J. Record
Andrew T. Hall	Edward J. Record
President and Chief Executive Officer	Chief Operating Officer and
March 30, 2010	Chief Financial Officer
March 30, 2010

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information pertains to the executive officers of the Company as of March 22, 2010:

Name	Age	Position
Andrew T. Hall	49	President and Chief Executive Officer, Director
Edward J. Record	42	Chief Operating Officer, Chief Financial Officer and Secretary
Richard A. Maloney	61	Chief Merchandising Officer
Ron D. Lucas	62	Executive Vice President, Human Resources
Joanne Swartz	50	Executive Vice President, Advertising and Sales Promotion
Steven L. Hunter	39	Executive Vice President, Chief Information Officer
Richard E. Stasyszen	49	Senior Vice President, Finance and Controller

Mr. Hall joined the Company in February 2006 as President and Chief Operating Officer and assumed the position of President and Chief Executive Officer in November 2008.  From June 2003 to February 2006, he served as Chairman of Foley’s, a Houston-based division of Federated Department Stores, Inc.  From June 2002 to June 2003, he served as Foley’s Chief Financial Officer.

Mr. Record joined the Company in May 2007 as Executive Vice President and Chief Administrative Officer, became Chief Financial Officer in September 2007 and assumed the concurrent position of Chief Operating Officer in February 2010.  From October 2005 to May 2007, he served as Senior Vice President of Finance of Kohl's Corporation.  From June 2002 to October 2005, Mr. Record served as Senior Vice President of Finance, Controller of Belk, Inc.

Mr. Maloney joined the Company in October 2008 as President and Chief Operating Officer of the South Hill Division and was promoted to Chief Merchandising Officer in February 2010.  From 2003 to 2008, he served as the Senior Partner of The Remark Group, a retail consulting firm that he founded.  From 1996 to 2003, he served as President and CEO of the Meier and Frank division of Macy’s.  Prior to that time, he also held various senior merchandising positions at a number of former Macy’s divisions.

Mr. Lucas joined the Company in July 1995 as Senior Vice President, Human Resources and was promoted to Executive Vice President, Human Resources in March 1998.

Ms. Swartz joined the Company in January 1994 as Vice President, Marketing and was subsequently promoted to Senior Vice President, Advertising and Marketing in November 1995 and to Executive Vice President, Advertising and Sales Promotion in March 2005.

Mr. Hunter joined the Company in June 2008 as Senior Vice President, Chief Information Officer and was promoted to Executive Vice President, Chief Information Officer in March 2010.  From May 2003 to June 2008, Mr. Hunter served as Senior Vice President of Information Technology at Belk, Inc.

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

10.3†
Stage Stores, Inc. Amended and Restated 2003 Non-Employee Director Equity Compensation Plan effective December 19, 2008 is incorporated by reference to Exhibit 10.9 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed March 30, 2009.

10.4†*	Form of Stock Appreciation Rights Agreement (Employee) under the Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan.

10.5†*	Form of Stock Appreciation Rights Agreement (Employee) under the Stage Stores, Inc. Amended and Restated 2008 Equity Incentive Plan.

10.6†*	Form of Performance Based Share Agreement under the Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan.

10.7†*	Form of Performance Based Share Agreement under the Stage Stores, Inc. Amended and Restated 2008 Equity Incentive Plan.

10.8†*	Form of Restricted Stock Award Agreement (Employee) under the Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan.

10.9†*	Form of Restricted Stock Award Agreement (Employee) under the Stage Stores, Inc. Amended and Restated 2008 Equity Incentive Plan.

10.10†*	Form of Nonstatutory Stock Option Agreement (Employee) under the Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan.

10.11†*	Form of Nonstatutory Stock Option Agreement (Employee) under the Stage Stores, Inc. Amended and Restated 2008 Equity Incentive Plan.

10.12†*	Form of Nonstatutory Stock Option Agreement (Director) under the Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan.

10.13†*	Form of Initial Grant Restricted Stock Award Agreement (Director) under the Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan.

10.14†*	Form of Initial Grant Restricted Stock Award Agreement (Director) under the Stage Stores, Inc. Amended and Restated 2008 Equity Incentive Plan.

10.15†*	Form of Reelection Grant Restricted Stock Award Agreement (Director) under the Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan.

10.16†*	Form of Reelection Grant Restricted Stock Award Agreement (Director) under the Stage Stores, Inc. Amended and Restated 2008 Equity Incentive Plan.

10.17†*	Form of Shareholder Agreement for restricted stock (Director) under the Stage Stores, Inc. 2003 Non-Employee Director Equity Compensation Plan.

10.18†
Stage Stores, Inc. Nonqualified Deferred Compensation Plan, as Amended and Restated effective June 5, 2008 is incorporated by reference to Exhibit 4.4 of Stage Stores’ Form S-8 (Commission File No. 333-151568) filed June 10, 2008.

10.19
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

10.20
Limited Waiver and First Amendment to Credit Agreement dated November 4, 2003, by and among Specialty Retailers (TX) LP, Stage Stores, Inc. and the named subsidiaries of Stage Stores, Inc., Fleet Retail Finance Inc. and the other lenders named therein is incorporated by reference to Exhibit 10.1 of Stage Stores’ Current Report on Form 8-K (Commission File No. 1-14035) filed November 12, 2003.

10.21
Second Amendment to Credit Agreement dated January 10, 2005, by and between Specialty Retailers (TX) LP, Stage Stores, Inc. and the named subsidiaries of Stage Stores, Inc., Fleet National Bank, Fleet Retail Group, Inc. and the other lenders named therein (Commission File No. 1-14035) filed January 29, 2005.

10.22
Third Amendment to Credit Agreement dated as of December 31, 2005, by and between Specialty Retailers (TX) LP, Stage Stores, Inc. and the named subsidiaries of Stage Stores, Inc., Bank of America, N.A. (f/k/a Fleet National Bank), Fleet Retail Group, Inc. and the other lenders named therein (Commission File No 1-14035) filed April 13, 2006.

10.23
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

10.24
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

10.25
Sixth Amendment to Credit Agreement dated as of November 20, 2007, by and among Specialty Retailers, Inc., Stage Stores, Inc., SRI General Partner LLC, Bank of America, N.A. (f/k/a Fleet National Bank) and the other lenders and parties named therein is incorporated by reference to Exhibit 10.2 of Stage Stores’ Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed December 12, 2007.

10.26
Intercreditor Agreement dated September 12, 2003 among World Financial Network National Bank, Specialty Retailers (TX) LP, Stage Stores, Inc. and Fleet Retail Finance Inc. is incorporated by reference to Exhibit 2.3 of Stage Stores’ Current Report on Form 8-K (Commission File No. 1-14035) filed September 22, 2003.

10.27
First Amendment to Intercreditor Agreement dated March 5, 2004 by and among World Financial Network National Bank, Specialty Retailers (TX) LP, Stage Stores, Inc. and Fleet Retail Group, Inc is incorporated by reference to Exhibit 10.6 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed April 15, 2004.

10.28
Amended and Restated Private Label Credit Card Program Agreement Between World Financial Network National Bank and Stage Stores, Inc. and Specialty Retailers (TX) LP dated as of March 5, 2004 is incorporated by reference to Exhibit 10.8 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed April 15, 2004.

10.29
Amendment to Private Label Credit Card Program Agreement dated as of December 21, 2005, by and among Stage Stores, Inc., Specialty Retailers (TX) LP and World Financial Network National Bank is incorporated by reference to Exhibit 10.1 of Stage Stores’ Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed October 24, 2006.

10.30
Second Amendment to Amended and Restated Private Label Credit Card Program Agreement dated as of May 24, 2006, by and among Stage Stores, Inc., Specialty Retailers (TX) LP and World Financial Network National Bank is incorporated by reference to Exhibit 10.2 of Stage Stores’ Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed October 24, 2006.

10.31
Third Amendment to Amended and Restated Private Label Credit Card Program Agreement dated as of May 18, 2007, by and among Stage Stores, Inc., Specialty Retailers (TX) LP and World Financial Network National Bank is incorporated by reference to Exhibit 10.2 of Stage Stores’ Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed June 7, 2007.

10.32
Fourth Amendment to Amended and Restated Private Label Credit Card Program Agreement dated as of June 30, 2007, by and among Stage Stores, Inc., Specialty Retailers (TX) LP and World Financial Network National Bank is incorporated by reference to Exhibit 10.2 of Stage Stores’ Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed September 12, 2007.

10.33
Fifth Amendment to Amended and Restated Private Label Credit Card Program Agreement dated as of November 1, 2008, by and among Stage Stores, Inc., Specialty Retailers, Inc. and World Financial Network National Bank is incorporated by reference to Exhibit 10.9 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed March 30, 2009.

10.34
Sixth Amendment to Amended and Restated Private Label Credit Card Program Agreement dated as of July 30, 2009, by and among Stage Stores, Inc., Specialty Retailers (TX) LP and World Financial Network National Bank is incorporated by reference to Exhibit 10.2 of Stage Stores’ Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed September 9, 2009.

10.35*
Seventh Amendment to Amended and Restated Private Label Credit Card Program Agreement dated as of January 1, 2010, by and among Stage Stores, Inc., Specialty Retailers, Inc. and World Financial Network National Bank.

10.36†
Employment Agreement between Ronald Lucas and Stage Stores, Inc. dated January 30, 2002 is incorporated by reference to Exhibit 10.19 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed April 12, 2002.

10.37†
Employment Agreement between Ernest Cruse and Stage Stores, Inc. dated January 30, 2002 is incorporated by reference to Exhibit 10.20 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed April 12, 2002.

10.38†
Employment Agreement between Andrew Hall and Stage Stores, Inc. dated February 10, 2006 is incorporated by reference to Exhibit 10 of Stage Stores’ Current Report on Form 8-K (Commission File No. 1-14035) filed February 15, 2006.

10.39†
Employment Agreement between Ed Record and Stage Stores, Inc. dated September 13, 2007 is incorporated by reference to Exhibit 10.1 of Stage Stores’ Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed December 12, 2007.

10.40†
Employment Agreement between Richard Maloney and Stage Stores, Inc. dated October 21, 2008 is incorporated by reference to Exhibit 10.2 of Stage Stores’ Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed December 19, 2008.

10.41†
Consulting Agreement between James Scarborough and Stage Stores, Inc. dated November 3, 2008 is incorporated by reference to Exhibit 10.35 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed March 30, 2009.

10.42†*	Retirement Agreement between Ernest Cruse and Stage Stores, Inc. dated February 26, 2010.

14	Code of Ethics for Senior Officers is incorporated by reference to Exhibit 99.4 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed April 23, 2003.

18
Preferability Letter from Independent Registered Public Accounting Firm dated October 19, 2006 is incorporated by reference to Exhibit 18 of Stage Stores’ Quarterly Report on Form 10-Q (Commission File No 1-14035) filed October 24, 2006.

21*	Subsidiary of Stage Stores, Inc.

23*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney: Directors (Form 10-K).

24.2*	Power of Attorney: Section 16 Filers.

24.3*	Power of Attorney: Director (Cheryl Turpin - Section 16 Filer).

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

______________________________________________
*	Filed electronically herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAGE STORES, INC.

/s/ Andrew T. Hall	March 30, 2010
Andrew T. Hall
President and Chief Executive Officer
(Principal Executive Officer)

STAGE STORES, INC.

/s/ Edward J. Record	March 30, 2010
Edward J. Record
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

STAGE STORES, INC.

/s/ Richard E. Stasyszen	March 30, 2010
Richard E. Stasyszen
Senior Vice President, Finance and Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

*	Director	March 30, 2010	*		Director	March 30, 2010
Alan J. Barocas			Sharon B. Mosse

*	Director	March 30, 2010	*		Director	March 30, 2010
Michael L. Glazer			James R. Scarborough

/s/ Andrew T. Hall	Director	March 30, 2010	*		Director	March 30, 2010
Andrew T. Hall			David Y. Schwartz

*	Director	March 30, 2010
William J. Montgoris

(Constituting a majority of the Board of Directors)

				*By:	/s/ Edward J. Record
Edward J. Record
Attorney-in-Fact

This Page Intentionally Left Blank

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Stage Stores, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Stage Stores, Inc. and subsidiary (the "Company") as of January 30, 2010 and January 31, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 30, 2010. We also have audited the Company's internal control over financial reporting as of January 30, 2010 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting at Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stage Stores, Inc. and subsidiary as of January 30, 2010 and January 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 30, 2010

Stage Stores, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	January 30, 2010	January 31, 2009

ASSETS
Cash and cash equivalents	$93,714	$26,278
Merchandise inventories, net	306,360	314,517
Current deferred taxes	2,535	385
Prepaid expenses and other current assets	24,560	30,439
Total current assets	427,169	371,619

Property, equipment and leasehold improvements, net	342,001	367,135
Intangible asset	14,910	14,910
Other non-current assets, net	16,351	14,379
Total assets	$800,431	$768,043

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$100,602	$97,760
Income taxes payable	12,752	639
Current portion of debt obligations	12,726	11,161
Accrued expenses and other current liabilities	56,936	60,088
Total current liabilities	183,016	169,648

Long-term debt obligations	38,492	45,851
Deferred taxes	11,899	8,208
Other long-term liabilities	90,978	94,333
Total liabilities	324,385	318,040

Commitments and contingencies

Common stock, par value $0.01, 100,000 shares authorized,
56,080 and 55,849 shares issued, respectively	561	558
Additional paid-in capital	501,800	494,765
Less treasury stock - at cost, 18,071 and 17,986 shares, respectively	(288,079)	(286,751)
Accumulated other comprehensive loss	(5,897)	(5,138)
Retained earnings	267,661	246,569
Total stockholders' equity	476,046	450,003

Total liabilities and stockholders' equity	$800,431	$768,043

The accompanying notes are an integral part of these statements.

Stage Stores, Inc.
Consolidated Statements of Operations
(in thousands, except earnings per share)

	Fiscal Year
	2009	2008	2007
Net sales	$1,431,927	$1,515,820	$1,545,606
Cost of sales and related buying, occupancy and distribution expenses	1,040,120	1,106,236	1,100,892
Gross profit	391,807	409,584	444,714

Selling, general and administrative expenses	338,551	351,246	350,248
Store opening costs	3,041	6,479	4,678
Goodwill impairment	-	95,374	-
Interest expense, net of income of $96, $23 and $0, respectively	4,388	5,216	4,792
Income (loss) before income tax	45,827	(48,731)	84,996
Income tax expense	17,106	16,804	31,916
Net income (loss)	$28,721	$(65,535)	$53,080

Basic and diluted earnings (loss) per share data:

Basic earnings (loss) per share	$0.76	$(1.71)	$1.27
Basic weighted average shares outstanding	38,029	38,285	41,764

Diluted earnings (loss) per share	$0.75	$(1.71)	$1.24
Diluted weighted average shares outstanding	38,413	38,285	42,720

The accompanying notes are an integral part of these statements.

Stage Stores, Inc.
Consolidated Statements of Cash Flows
(in thousands)
	Fiscal Year
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$28,721	$(65,535)	$53,080
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and impairment of long-lived assets	63,459	58,985	49,699
Gain on insurance proceeds related to property, equipment
and leasehold improvements	(1,460)	-	-
Goodwill impairment	-	95,374	-
Deferred income taxes	2,443	11,419	21,095
Tax (deficiency) benefits from stock-based compensation	(872)	1,356	3,816
Stock-based compensation expense	6,659	7,671	7,695
Amortization of debt issuance costs	290	263	239
Excess tax benefits from stock-based compensation	(136)	(2,207)	(3,801)
Deferred compensation obligation	121	494	-
Amortization of employee benefit related costs	520	-	-
Construction allowances from landlords	3,875	17,536	18,765
Other changes in operating assets and liabilities:
Decrease (increase) in merchandise inventories	8,157	28,105	(9,859)
Decrease (increase) in other assets	1,938	25,319	(4,531)
Increase (decrease) in accounts payable and other liabilities	7,221	(15,997)	(11,663)
Net cash provided by operating activities	120,936	162,783	124,535

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(42,707)	(99,841)	(95,311)
Proceeds from insurance and retirements of property, equipment
and leasehold improvements	2,954	3	41
Net cash used in investing activities	(39,753)	(99,838)	(95,270)

Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	139,278	445,685	499,263
Payments of revolving credit facility borrowings	(139,278)	(509,189)	(449,394)
Proceeds from long-term debt obligations	5,585	27,486	34,269
Payments of long-term debt obligations	(11,379)	(7,564)	(158)
Payments of debt issuance costs	(40)	(248)	(589)
Repurchases of common stock	(1,327)	(9,060)	(112,597)
Proceeds from exercise of stock options and stock appreciation rights	907	4,687	5,712
Excess tax benefits from stock-based compensation	136	2,207	3,801
Cash dividends paid	(7,629)	(7,699)	(8,410)
Net cash used in financing activities	(13,747)	(53,695)	(28,103)

Net increase in cash and cash equivalents	67,436	9,250	1,162

Cash and cash equivalents:
Beginning of period	26,278	17,028	15,866
End of period	$93,714	$26,278	$17,028

Supplemental disclosures:
Interest paid	$4,249	$4,851	$4,573
Income taxes paid	$4,457	$3,162	$7,700
Unpaid liabilities for capital expenditures	$3,636	$8,243	$10,366

The accompanying notes are an integral part of these statements.

Stage Stores, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands, except per share amounts)

						Accumulated
	Common		Additional	Treasury		Other
	Stock		Paid-in	Stock		Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total

Balance, February 3, 2007	54,343	$543	$462,745	(10,708)	$(165,094)	$(1,908)	$275,122	$571,408

Net income	-	-	-	-	-	-	53,080	53,080
Employee benefit related adjustment,
net of tax of $0.05 million	-	-	-	-	-	142	-	142
Comprehensive income								53,222

Dividends on common stock,
$0.20 per share	-	-	-	-	-	-	(8,410)	(8,410)
Repurchases of common stock	-	-	-	(6,199)	(112,225)	-	-	(112,225)
Stock options and SARs exercised	724	8	5,704	-	-	-	-	5,712
Issuance of stock awards, net	46	-	-	-	(372)	-	-	(372)
Stock-based compensation expense	-	-	7,695	-	-	-	-	7,695
Tax benefit from stock-based compensation	-	-	3,816	-	-	-	-	3,816

Balance, February 2, 2008	55,113	$551	$479,960	(16,907)	$(277,691)	$(1,766)	$319,792	$520,846

Cumulative effect of ASC 715-20-55,
measurement date provision,
net of tax of $0.01 million	-	-	-	-	-	-	11	11

Net loss	-	-	-	-	-	-	(65,535)	(65,535)
Employee benefit related adjustment,
net of tax of $2.0 million	-	-	-	-	-	(3,372)	-	(3,372)
Comprehensive loss								(68,907)

Dividends on common stock,
$0.20 per share	-	-	-	-	-	-	(7,699)	(7,699)
Deferred compensation	-	-	494	-	(494)	-	-	-
Repurchases of common stock	-	-	-	(1,079)	(8,414)	-	-	(8,414)
Stock options and SARs exercised	664	7	4,680	-	-	-	-	4,687
Issuance of stock awards, net	72	-	-	-	(152)	-	-	(152)
Stock-based compensation expense	-	-	7,671	-	-	-	-	7,671
Tax benefit from stock-based compensation	-	-	1,356	-	-	-	-	1,356
Recognition of pre-reorganization
deferred tax assets	-	-	604	-	-	-	-	604

Balance, January 31, 2009	55,849	$558	$494,765	(17,986)	$(286,751)	$(5,138)	$246,569	$450,003

Net income	-	-	-	-	-	-	28,721	28,721
Employee benefit related adjustment,
net of tax of $0.7 million	-	-	-	-	-	(1,078)	-	(1,078)
Amortization of employee benefit related
costs, net of tax of $0.2 million	-	-	-	-	-	319	-	319
Comprehensive income								27,962

Dividends on common stock,
$0.20 per share	-	-	-	-	-	-	(7,629)	(7,629)
Deferred compensation	-	-	121	-	(121)	-	-	-
Repurchases of common stock	-	-	-	(85)	(1,011)	-	-	(1,011)
Stock options exercised	129	2	905	-	-	-	-	907
Issuance of stock awards, net	102	1	-	-	(196)	-	-	(195)
Stock-based compensation expense	-	-	6,659	-	-	-	-	6,659
Tax deficiency from stock-based compensation	-	-	(872)	-	-	-	-	(872)
Recognition of pre-reorganization
deferred tax assets	-	-	222	-	-	-	-	222

Balance, January 30, 2010	56,080	$561	$501,800	(18,071)	$(288,079)	$(5,897)	$267,661	$476,046

The accompanying notes are an integral part of these statements.

Stage Stores, Inc.
Notes to Consolidated Financial Statements

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of business:  Stage Stores, Inc. (the “Company”) is a Houston, Texas-based specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family.  As of January 30, 2010, the Company operated 758 stores located in 39 states.   The Company operates its stores under the five names of Bealls, Goody’s, Palais Royal, Peebles and Stage.

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

Fiscal year: References to a particular year are to the Company's fiscal year which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year.  For example, a reference to "2009" is a reference to the fiscal year ended January 30, 2010.  Fiscal years 2009, 2008 and 2007 were 52-week years.

Use of estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  On an ongoing basis, the Company evaluates its estimates, including those related to inventory, deferred tax assets, intangible asset, long-lived assets, sales returns, gift card breakage, pension obligations, self-insurance and contingent liabilities.  Actual results could differ from these estimates.  Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances.

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

Merchandise inventories:  The Company values merchandise inventories using the lower of cost or market with cost determined using the weighted average cost method.  The Company capitalizes distribution center costs associated with preparing inventory for sale, such as distribution payroll, benefits, occupancy, depreciation and other direct operating expenses as part of merchandise inventories.  The Company also includes in inventory the cost of freight to the Company’s distribution centers and to stores as well as duties and fees related to import purchases.  The Company maintains a lower of cost or market reserve for inventory where the cost of an individual item is greater than the selling price.

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

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

            The Company retrospectively adopted ASC No. 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, on February 1, 2009.  ASC No. 260-10-45 requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and need to be included in the computation of earnings per share pursuant to the two-class method described in ASC No. 260, Earnings per Share.  A portion of the Company’s non-vested stock awards contain nonforfeitable rights to dividends and consequently are required to be included in the calculation of basic earnings per share. The adoption of ASC No. 260-10-45 had no impact on earnings per share or weighted average shares outstanding.

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

Buildings & improvements	20
Store and office fixtures and equipment	5-10
Warehouse equipment	5-15
Leasehold improvements - stores	5-15
Leasehold improvements - corporate office	10-20

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

Goodwill and goodwill impairment:  Goodwill represented the excess of consideration over the fair value of tangible and intangible net assets acquired in connection with the acquisitions of Peebles Inc. (“Peebles”) and B.C. Moore & Sons, Incorporated (“B.C. Moore”).  The Company historically tested goodwill for impairment annually in the fourth quarter or more frequently when indicators of impairment existed.  During fiscal 2008, as a result of the decline in market capitalization and other factors, the Company recorded a goodwill impairment charge of $95.4 million to write-off the carrying value of the Company’s goodwill.

Intangible asset and impairment of intangible assets:  In connection with acquisitions, other intangible assets separate and apart from goodwill are required to be recognized if such assets arise from contractual or other legal rights or if such assets are separable from the acquired business.  As a part of the acquisition of Peebles, the Company acquired the rights to the tradename and trademark (collectively the “Tradename”) of “Peebles,” which was identified as an indefinite life intangible.  The value of the Tradename was determined to be $14.9 million at the time of the Peebles acquisition.  Indefinite life intangible assets are not amortized but are tested for impairment annually or more frequently when indicators of impairment exist.  The Company completed its annual impairment test during the fourth quarter of 2009 and determined there was no impairment of the existing intangible asset.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Insurance Recoveries:  During fiscal year 2008, Hurricanes Ike and Gustav forced the temporary closure of a significant number of the Company’s stores in the Gulf Coast region.  The stores were covered by both property damage and business interruption insurance and the Company settled its claims with insurance companies during 2009.  The Company received total proceeds of $7.5 million and $0.4 million for property damage and business interruption claims, respectively, and recognized a gain of $1.8 million in 2009, which is included in the Consolidated Statements of Operations as a reduction in selling, general and administrative expenses.

Debt issuance costs:  Debt issuance costs are accounted for as a deferred charge and amortized on a straight-line basis over the term of the related financing agreement.  The balance of debt issuance costs, net of accumulated amortization of $2.3 million and $2.0 million, is $0.8 million and $1.0 million at January 30, 2010 and January 31, 2009, respectively.

Fair Value Measurements:  The Company adopted Accounting Standards Codification (“ASC”) No. 820, Fair Value Measurements and Disclosures, on February 3, 2008.  ASC No. 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  ASC No. 820 does not require any new fair value measurements.  The Company applies fair value accounting for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, the Company assumes the highest and best use of the asset by market participants in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

Financial instruments:  The Company records all financial instruments at cost.  The cost of all financial instruments approximates fair value.

Revenue recognition:  Revenue from sales is recognized at the time of sale, net of any anticipated returns.  The Company records deferred revenue on its balance sheet for the sale of gift cards and recognizes this revenue upon the redemption of gift cards in net sales.  The Company similarly records deferred revenue on its balance sheet for merchandise credits issued related to customer returns and recognizes this revenue upon the redemption of the merchandise credits.

Gift card and merchandise credit liability:  Unredeemed gift cards and merchandise credits are recorded as a liability.  Gift card and merchandise credit breakage income (“breakage income”) represents the balance of gift cards and merchandise credits for which the Company believes the likelihood of redemption is remote.  Breakage income is recognized based on usage or historical redemptions.  The Company’s gift cards and merchandise credits are considered to be a large pool of homogeneous transactions.  The Company uses historical data to determine the breakage rate and objectively determines the estimated time period of actual redemptions.  The Company recognized approximately $0.9 million, $1.6 million and $1.4 million of breakage income in 2009, 2008 and 2007, respectively.  This income is recorded as other income and is included in the Consolidated Statements of Operations as a reduction in selling, general and administrative expenses.

Store opening expenses:  Costs related to the opening of new stores are expensed as incurred.  Store opening expenses include the rent accrued during the rent holiday period on new and relocated stores.

Advertising expenses:  Advertising costs are charged to operations when the related advertising takes place.  Advertising costs were $62.1 million, $65.4 million and $64.0 million, for 2009, 2008 and 2007, respectively, which are net of advertising allowances received from vendors of $13.0 million, $13.1 million and $13.0 million, respectively.

Rent expense:  The Company records rent expense on a straight-line basis over the lease term, including the build out period, and where appropriate, applicable available lease renewal option periods.  The difference between the payment and expense in any period is recorded as deferred rent in other long-term liabilities in the Consolidated Balance Sheets.  The Company records construction allowances from landlords when contractually earned as a deferred rent credit in other long-term liabilities.  Such deferred rent credit is amortized over the related term of the lease, commencing the date the Company contractually earned the construction allowance, as a reduction of rent expense.  The deferred rent credit was $65.5 million and $68.2 million as of January 30, 2010 and January 31, 2009, respectively.

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

Earnings per share: Basic earnings per share is computed using the weighted average number of common shares outstanding during the measurement period.  Diluted earnings per share is computed using the weighted average number of common shares as well as all potentially dilutive common share equivalents outstanding during the measurement period.  Stock options, stock appreciation rights (“SARs”) and non-vested stock grants were the only potentially dilutive share equivalents the Company had outstanding at January 30, 2010.  For fiscal 2008, 444,407 shares attributable to stock options, SARs and non-vested stock grants were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive due to the net loss for the year.

The following table summarizes the components used to determine total diluted shares (in thousands):

	Fiscal Year
	2009	2008	2007
Basic weighted average shares outstanding	38,029	38,285	41,764
Effect of dilutive securities:
Stock options, SARs and non-vested stock grants	384	-	956
Diluted weighted average shares outstanding	38,413	38,285	42,720

The following table summarizes the number of options and SARs to purchase shares of common stock that were outstanding but were not included in the computation of diluted earnings per share because the exercise price of the options and SARs was greater than the average market price of the common shares (in thousands):

	Fiscal Year
	2009	2008	2007
Number of anti-dilutive stock options and SARs outstanding	2,635	3,025	1,325

Reclassification:  Certain reclassifications have been made to prior years’ financial statements to conform to the current year financial statement presentation.

Correction of Statements of Cash Flows:  The Company has corrected the presentation of proceeds from (payments for) the Revolving Credit Facility in 2009.  Related amounts had previously been presented on a net basis, rather than on a gross basis in accordance with ASC No. 230, Statement of Cash Flows.  The correction had no effect on net cash used in financing activities.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Recent accounting standards: In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements, which requires entities to disclose separately the amount and reasons behind significant transfers in and out of Levels 1 and 2 (see Note 3 for definitions), disclose the fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used to measure both recurring and nonrecurring activities under Levels 2 and 3.  The new disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009.  The ASU also requires that reconciliations for fair value measurements using significant unobservable inputs (Level 3) should separately present significant information on a gross basis. This Level 3 disclosure requirement is effective for fiscal years beginning after December 14, 2010.  The adoption of the provisions of ASU 2010-06 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC No. 105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (the “Codification”).  This ASC establishes two levels of U.S. generally accepted accounting principles (“U.S. GAAP”), authoritative and nonauthoritative.  On July 1, 2009, the Codification became the single source of authoritative, nongovernmental U.S. GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative U.S. GAAP for SEC registrants.  The Codification was effective for interim and annual reporting periods after September 15, 2009.  The Company has included references to authoritative accounting literature in accordance with the Codification.  There are no other changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification.

In April 2009, the FASB issued ASC No. 825-10-65-1, Interim Disclosures about Fair Value of Financial Instruments.  ASC No. 825-10-65-1 amends ASC No. 825-50, Disclosures about Fair Value of Financial Instruments, and requires fair value measurement disclosures for interim reporting periods of publicly traded companies as well as in annual financial statements.  Additionally, ASC No. 825-10-65-1 requires the disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods.  ASC No. 825-10-65-1 does not change the accounting treatment for these financial instruments.  The Company adopted ASC No. 825-10-65-1 as of May 3, 2009, and the adoption did not have a material impact on its consolidated financial statements.

In June 2008, the Emerging Issues Task Force of the FASB reached a consensus on ASC No. 840-10-05-9, Accounting by Lessees for Maintenance Deposits.  ASC No. 840-10-05-9 specifies the accounting treatment for lessees related to maintenance deposits paid by a lessee under an arrangement accounted for as a lease that are refunded only if the lessee performs specified maintenance activities.  ASC No. 840-10-05-9 was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  The Company adopted the provisions of ASC No. 840-10-05-9 as of February 1, 2009, which did not have a material impact on its consolidated financial statements.

NOTE 2 - PRIVATE LABEL CREDIT CARD PORTFOLIOS

On September 12, 2003, the Company sold the private label credit card accounts, as well as other assets related to its private label credit card program, to World Financial Network National Bank (the “Bank”) and Alliance Data Systems, Inc. (“ADS”).  As part of the sale, the Company entered into a ten year program agreement (the “Program Agreement”) as of the sale date with ADS that provides for automatic one-year renewal terms at expiration. Under the Program Agreement, the Company receives a premium or pays a discount on certain private label credit card sales and a share of certain fees generated by the portfolio.   The Company realized $9.2 million, $5.5 million and $5.0 million of premiums on credit sales and fees related to this agreement during 2009, 2008 and 2007, respectively, which have been recorded as a reduction to selling, general and administrative expenses.  In connection with the sale, the Company also received prepaid marketing funds of $13.3 million, which are being recognized as an offset to marketing expense pro rata over the ten year term of the agreement.  At January 30, 2010 and January 31, 2009, $3.6 million and $4.9 million, respectively, of these prepaid marketing funds were recorded as non-current liabilities.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 3 – FAIR VALUE MEASUREMENTS

The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, the Company assumes the highest and best use of the asset by market participants in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability.

The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels, and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 -	Quoted prices in active markets for identical assets or liabilities.

Level 2 -
Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 -
Inputs that are both unobservable and significant to the overall fair value measurement reflect the Company’s estimates of assumptions that market participants would use in pricing the asset or liability.

The following tables present the Company’s financial assets and liabilities measured at fair value on a recurring basis in the Consolidated Balance Sheets (in thousands):

	January 30, 2010
		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (1)(2)	$13,325	$13,325	$-	$-

Accrued expenses and other current liabilities:
Deferred non-employee director equity compensation plan liability (2)	$290	$290	$-	$-

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

	January 31, 2009
		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (1)(2)	$11,425	$11,425	$-	$-

Accrued expenses and other current liabilities:
Deferred non-employee director equity compensation plan liability (2)	$122	$122	$-	$-

(1)	The Company has recorded in other long-term liabilities amounts related to these assets for the amount due to participants corresponding in value to the securities held in the grantor trust.
(2)
Using the market approach, the fair values of these items represent quoted market prices multiplied by the quantities held.  Net gains and losses related to the changes in fair value in the assets and liabilities under the various deferred compensation plans are recorded in selling, general and administrative expenses and were approximately nil during 2009 and 2008.

The Company adopted the required provisions of ASC No. 820 for nonfinancial assets and nonfinancial liabilities as of February 1, 2009.  During a review of the performance of its stores, using an undiscounted cash flow model, the Company identified certain stores whose cash flow trends indicated that the carrying value of certain long-lived assets were not fully recoverable and determined that impairment charges were necessary for the current year. Key assumptions in determining future cash flows include, among other things, expected future operating performance and changes in economic conditions.  These long-lived assets include all additions or improvements that were made to leased properties to improve asset value and are recorded at cost, which is the fair value at the acquisition date, and depreciated over the estimated useful lives of the long-lived assets.

The following table shows the Company’s nonfinancial assets measured at fair value on a nonrecurring basis in the Consolidated Balance Sheets (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	January 30, 2010	(Level 1)	(Level 2)	(Level 3)
Assets
Leasehold improvements (3)	$3,478	$-	$-	$3,478

(3)
In accordance with ASC No. 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets with a carrying amount of $7.8 million were written down to their estimated fair value of $3.5 million, resulting in impairment charges of approximately $4.3 million during 2009, which were included in cost of sales and related buying, occupancy and distribution expenses in the Consolidated Statements of Operations.

Financial instruments not measured at fair value are cash and cash equivalents, payables and debt obligations.  At January 30, 2010, the Company believes that the carrying amount of debt obligations approximates fair value based on recent financing transactions for similar debt issuances.  The Company also believes that the Revolving Credit Facility approximates fair value since interest rates are adjusted to reflect current rates.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 4 - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements were as follows (in thousands):

	January 30, 2010	January 31, 2009
Land	$1,722	$1,722
Buildings and improvements	15,698	15,229
Fixtures and equipment	342,125	317,795
Leasehold improvements	295,854	282,250
	655,399	616,996
Accumulated depreciation	313,398	249,861
	$342,001	$367,135

Depreciation expense was $59.1 million, $56.3 million and $48.8 million for the fiscal years 2009, 2008 and 2007, respectively, with $50.6 million, $45.7 million and $38.7 million allocated to cost of sales.  During 2009, 2008 and 2007, the Company, as a result of its ongoing review of the performance of its stores, identified certain stores whose cash flow trends indicated that the carrying value of property, equipment and leasehold improvements may not be fully recoverable.  Impairment charges for these stores of $4.3 million, $2.7 million and $0.9 million were recorded in 2009, 2008 and 2007, respectively.  The charges reflect the difference between these stores' carrying value and their fair value.

NOTE 5 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The components of accrued expenses and other current liabilities were as follows (in thousands):

	January 30, 2010	January 31, 2009
Accrued compensation and benefits	$12,044	$9,749
Gift card and merchandise credit liability	8,226	7,943
Self-insurance liability	7,713	7,345
Accrued occupancy	6,673	8,754
Accrued sales and use tax	4,581	5,344
Accrued advertising	4,000	2,729
Accrued capital expenditures	2,959	7,053
Other	10,740	11,171
	$56,936	$60,088

NOTE 6 - DEBT OBLIGATIONS

Debt obligations consist of the following (in thousands):

	January 30, 2010	January 31, 2009
Equipment financing	$43,032	$49,937
Finance lease obligations	8,186	7,075
Total debt obligations	51,218	57,012
Less: Current portion of debt obligations	12,726	11,161
Long-term debt obligations	$38,492	$45,851

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

The Company has a $250.0 million senior secured revolving credit facility (the "Revolving Credit Facility") that matures on April 20, 2012.  The Revolving Credit Facility includes an uncommitted accordion feature to increase the size of the facility to $350.0 million.  Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement.  The daily interest rates under the Revolving Credit Facility are determined by a prime rate or Eurodollar rate plus an applicable margin, as set forth in the Revolving Credit Facility agreement.  Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility.  The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements.  During 2009 and 2008, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 3.3% and $0.6 million and 3.7% and $35.3 million, respectively.  The Company had no outstanding balance on its Revolving Credit Facility as of January 30, 2010 and January 31, 2009.

The Company also issues letters of credit to support certain merchandise purchases and to collateralize retained risks and deductibles under various insurance programs.  The Company had outstanding letters of credit totaling approximately $18.6 million at January 30, 2010 under its Revolving Credit Facility.  These letters of credit expire within twelve months of issuance.  Excess borrowing availability under the Revolving Credit Facility at January 30, 2010, net of letters of credit outstanding and outstanding borrowings, was $161.8 million.

The Revolving Credit Facility contains covenants that, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances, and (iii) related party transactions.  At January 30, 2010, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility.

The Company has equipment financing notes outstanding bearing interest ranging from 4.6% to 6.0%.  The notes are payable in monthly installments over a five-year term and are secured by certain fixtures and equipment.  The following table sets forth the expected principal payments on the equipment financing notes (in thousands):

Fiscal Year	Principal Payments
2010	$12,163
2011	12,873
2012	12,719
2013	4,387
2014	890
Total	$43,032

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

While infrequent in occurrence, occasionally the Company is responsible for the construction of leased stores and for paying project costs.  ASC No. 840-40-55, The Effect of Lessee Involvement in Asset Construction, requires the Company to be considered the owner (for accounting purposes) of this type of project during the construction period.  Such leases are accounted for as finance lease obligations with the amounts received from the landlord being recorded in debt obligations.  Interest expense is recognized at a rate that will amortize the finance lease obligation over the initial term of the lease.  Where ASC No. 840-40-55 was applicable, the Company has recorded finance lease obligations with interest rates ranging from 6.1% to 16.9% on its Consolidated Balance Sheets related to five store leases as of January 30, 2010.  Minimum annual payments required under existing finance lease obligations (net of present value thereof) as of January 30, 2010 are as follows (in thousands):

Fiscal Year	Minimum Lease Payments	Less: Interest	Net Present Value
2010	$1,306	$744	$562
2011	1,306	689	617
2012	1,306	629	677
2013	1,306	562	744
2014	1,346	487	859
Thereafter	5,776	1,049	4,727
Total	$12,346	$4,160	$8,186

NOTE 7 - STOCKHOLDERS' EQUITY

During the first quarter of 2008, the Company amended one of the deferred compensation plans covering executives and certain officers to provide for an investment option that would allow participants to elect to purchase shares of Stage Stores common stock (the “Company Stock Investment Option”), along with the pre-existing investment options.  In connection with this amendment, the Company established a grantor trust to facilitate the collection of funds and purchase of Company shares on the open market at prevailing market prices.  All shares purchased through the grantor trust are held in the trust until the participants are eligible to receive the benefits under the terms of the plan, at which time the deferred compensation obligation related to the Company Stock Investment Option may only be settled by the delivery of the fixed number of shares held by the grantor trust on the participant’s behalf.  In 2009 and 2008, participants elected to invest approximately $0.1 million and $0.5 million, respectively, of the total deferred compensation withheld in the Company Stock Investment Option.  The purchase of shares made by the grantor trust on behalf of the participants is included in treasury stock and the corresponding deferred compensation obligation is included in additional paid-in capital.

The Board of Directors (the “Board”) has granted the Company the authority to repurchase its outstanding common stock using available proceeds from the exercise of stock options as well as the tax benefits that will accrue to the Company from the exercise of stock options, SARs and other equity grants.  In addition, the Company paid $0.2 million, $0.2 million and $0.4 million in 2009, 2008 and 2007, respectively, on behalf of the recipients who relinquished shares to satisfy the tax liability associated with performance shares and stock awards.

On February 26, 2010, the Company announced that the Board declared a quarterly cash dividend of five cents per share on the Company’s common stock, payable on March 24, 2010 to shareholders of record at the close of business on March 9, 2010.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 8 – STOCK BASED COMPENSATION

As approved by the Company’s shareholders, the Company established the Amended and Restated 2001 Equity Incentive Plan (the “2001 Equity Incentive Plan”) and the Amended and Restated 2008 Equity Incentive Plan (the “2008 Equity Incentive Plan” and collectively with the 2001 Equity Incentive Plan, the “Equity Incentive Plans”) to reward, retain and attract key personnel.  The Equity Incentive Plans provide for grants of nonqualified or incentive stock options, SARs, performance shares or units, stock units and stock grants.  To fund the 2001 Equity Incentive Plan and the 2008 Equity Incentive Plan, 12,375,000 and 2,750,000 shares, respectively, of the Company’s common stock were reserved for issuance upon exercise of awards.

The following table summarizes the stock compensation expense by type of grant for fiscal years 2009, 2008 and 2007 (in thousands, except per share amounts):

	2009	2008	2007
Stock options and SARs	$3,815	$4,006	$4,467
Non-vested stock	1,091	1,532	1,552
Performance shares	1,753	2,133	1,676
Total compensation expense	6,659	7,671	7,695
Related tax benefit	(2,484)	(2,764)	(2,889)
	$4,175	$4,907	$4,806

Earnings per share:
Basic	$0.11	$0.13	$0.12
Diluted	0.11	0.13	0.11

As of January 30, 2010, the Company had unrecognized compensation cost of $9.0 million related to stock-based compensation awards granted.  That cost is expected to be recognized over a weighted average period of 2.1 years.

The following table provides the significant weighted average assumptions used in determining the estimated fair value at the date of grant under the Black-Scholes option-pricing model for stock options and SARs granted in fiscal years 2009, 2008 and 2007:

	Fiscal Year
	2009	2008	2007
Expected volatility	59.4% - 63.0%	37.6% - 44.3%	30.7% - 30.8%
Weighted average volatility	59.5%	40.6%	30.8%
Risk-free rate	1.6% - 2.0%	2.2% - 3.1%	4.5% - 5.0%
Expected life of options (in years)	4.1	4.4	4.5
Expected dividend yield	1.5% - 2.1%	1.3% - 2.8%	0.9% - 1.0%

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

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Stock Options and SARs

The right to exercise stock options and SARs, to be settled by issuance of common stock, generally vests over four years from the date of grant, with 25% vesting at the end of each of the first four years following the date of grant.  Options issued prior to January 29, 2005, will generally expire if not exercised ten years from the date of the grant while options and SARs granted after that date generally expire if not exercised seven years from the date of grant.  The weighted average grant date fair value for options and SARs granted during fiscal 2009, 2008 and 2007 is $4.06, $4.61 and $6.90, respectively.

A summary of option and SARs activity under the Equity Incentive Plans as of January 30, 2010, and changes during the fifty-two weeks ended January 30, 2010, are detailed below:

	Number of Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2009	4,331,975	$14.96
Granted	852,000	9.84
Exercised	(129,215)	7.02
Forfeited	(430,320)	17.25
Outstanding at January 30, 2010	4,624,440	$14.03	4.0	$8,885

Vested or expected to vest at
January 30, 2010	4,243,870	$14.04	3.9	$8,260

Exercisable at January 30, 2010	2,721,592	$14.11	3.0	$5,758

The following table summarizes information about stock option awards and SARs that were not yet vested as of January 30, 2010, as well as changes for the fifty-two weeks ended January 30, 2010:

Stock Options/ SARs	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at January 31, 2009	1,787,877	$5.64
Granted	852,000	4.06
Vested	(599,619)	5.90
Forfeited	(137,410)	5.56
Non-vested at January 30, 2010	1,902,848	4.86

The aggregate intrinsic value of options and SARs, defined as the amount by which the market price of the underlying stock on the date of exercise exceeds the exercise price of the option, exercised during fiscal 2009, 2008 and 2007 was $0.4 million, $5.8 million and $10.4 million, respectively.

Non-vested Stock

The Company has granted shares of non-vested stock to members of management and independent directors.  The non-vested stock converts one for one to common stock at the end of the vesting period at no cost to the recipient to whom it is awarded.  The non-vested stock generally vests at the end of a three-year period from the date of grant.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

The following table summarizes the activity for the non-vested stock granted by the Company for the fifty-two weeks ended January 30, 2010:

Non-vested Stock	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2009	199,673	$15.43
Granted	55,086	13.29
Vested	(46,538)	21.44
Outstanding at January 30, 2010	208,221	13.51

The aggregate intrinsic value of non-vested stock that vested during fiscal 2009, 2008 and 2007 was $0.6 million, $0.5 million and $0.7 million, respectively.   The weighted-average grant date fair value for non-vested shares granted in 2009, 2008 and 2007 was $13.29, $11.65 and $21.04, respectively.  The payment of the employees’ tax liability for a portion of the non-vested shares that vested during fiscal 2009 was satisfied by withholding shares with a fair value equal to the tax liability, thus the actual number of shares issued was 39,925.

Performance Shares

The Company has granted performance shares to members of senior management, at no cost to the recipient, as a means of rewarding them for the Company’s long-term performance based on shareholder return performance measures.  The actual number of shares that could be issued ranges from zero to a maximum of two times the number of granted shares outstanding (“Target Shares”), as reflected in the table below.  The actual number of shares issued is determined by the Company’s performance on total shareholder return relative to an identified group of other companies over a three-year performance cycle.  Compensation expense, which is recorded ratably over the vesting period, is based on the fair value at grant date and the anticipated number of shares of the Company’s common stock, which is determined on a Monte Carlo probability model.  Grant recipients do not have any shareholder rights until the granted shares have been issued.

The following table summarizes information about the performance shares that remain outstanding as of January 30, 2010:

Period Granted	Target Shares Granted	Target Shares Forfeited	Target Shares Outstanding	Weighted Average Grant Date Fair Value per Share
2007	78,500	(26,000)	52,500	$29.43
2008	115,000	(17,000)	98,000	24.53
2009	137,500	-	137,500	12.79
Total	331,000	(43,000)	288,000

During 2009, 73,272 shares, with an aggregate intrinsic value of $0.7 million, vested related to the 2006 performance share grant.  The payment of the employees’ tax liability of approximately $0.1 million was satisfied by withholding shares with a fair value equal to the tax liability.  As a result, the actual number of shares issued was 61,626.  On March 26, 2010, 18,745 shares of common stock were deemed to have been earned related to the 2007 performance stock grant.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 9 - BENEFIT PLANS

401(k) Plan: The Company has a contributory 401(k) savings plan (the "401(k) Plan") covering substantially all qualifying employees.  Under the 401(k) Plan, participants may contribute up to 25% of their qualifying earnings, subject to certain restrictions.  The Company currently matches 50% of each participant's contributions, limited up to 6% of each participant's compensation under the Plan.  The Company may make discretionary matching contributions during the year.  The Company's matching contributions expense for the 401(k) Plan were approximately $1.2 million, $1.3 million and $1.2 million in 2009, 2008 and 2007, respectively.

Deferred Compensation Plans:  The Company has two deferred compensation plans (the “Deferred Compensation Plans”) which provide executives, certain officers and key employees of the Company with the opportunity to participate in unfunded, deferred compensation programs that are not qualified under the Internal Revenue Code of 1986, as amended, (the "Code").  Generally, the Code and the Employee Retirement Income Security Act of 1974, as amended, restrict contributions to a 401(k) plan by highly compensated employees.  The Deferred Compensation Plans are intended to allow participants to defer income on a pre-tax basis.  Under the Deferred Compensation Plans, participants may defer up to 50% of their base salary and up to 100% of their bonus and earn a rate of return based on actual investments chosen by each participant.  The Company has established grantor trusts for the purposes of holding assets to provide benefits to the participants.  The total value of assets held in the grantor trusts at January 30, 2010 and January 31, 2009 recorded in other non-current assets, net were $13.3 million and $11.4 million, respectively.  For the plan involving the executives and certain officers, the Company will match 100% of each participant’s contributions, up to 10% of the sum of their base salary and bonus.  For the plan involving other key employees, the Company may make a bi-weekly discretionary matching contribution.  The Company currently matches 50% of each participant's contributions, up to 6% of the participant's compensation offset by the contribution the Company makes to the participant's 401(k) account, if any.  For both plans, Company contributions are vested 100%.  In addition, the Company may, with approval by the Board of Directors, make an additional employer contribution in any amount with respect to any participant as is determined in its sole discretion.  The Company's matching contribution expense for the Deferred Compensation Plans was approximately $1.0 million, $1.0 million and $1.1 million for 2009, 2008 and 2007, respectively.  At January 30, 2010 and January 31, 2009, $13.7 million and $11.6 million, respectively, were included in other long-term liabilities related to these deferred compensation plans.

Non-Employee Director Equity Compensation Plan:  In 2003, the Company adopted, and the Company's shareholders approved, the 2003 Non-Employee Director Equity Compensation Plan.  225,000 shares of the Company’s stock have been reserved to fund this plan.  Under this plan, non-employee Directors have the option to defer all or a portion of their annual compensation fees and to receive such deferred fees in the form of restricted stock or deferred stock units as defined in this plan.  At January 30, 2010 and January 31, 2009, $0.3 million and $0.1 million was deferred under this plan.

Frozen Defined Benefit Plans:  The Company sponsors a defined benefit plan (the “Plan”), which covers substantially all employees who had met eligibility requirements and were enrolled prior to June 30, 1998.  This plan was frozen effective June 30, 1998.

Benefits for the Plan are administered through a trust arrangement, which provides monthly payments or lump sum distributions.  Benefits under the Plan were based upon a percentage of the participant's earnings during each year of credited service.  Any service after the date the Plan was frozen will continue to count toward vesting and eligibility for normal and early retirement for existing participants.  The measurement dates used to determine pension benefit obligations were January 30, 2010 and January 31, 2009.

In connection with the acquisition of Peebles, the Company acquired the Employees Retirement Plan of Peebles Inc. (the “Peebles Plan”).  During 2008, the Company settled the Peebles Plan and recorded a $0.3 million loss in connection with the settlement.  Participants under the Peebles Plan received an immediate lump sum distribution or an annuity at the time of settlement.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Information regarding the Plan is as follows (in thousands):

	Fiscal Year
	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$35,300	$41,702
Interest cost	2,322	2,503
Actuarial loss (gain)	5,324	(2,930)
Plan disbursements	(4,038)	(3,939)
Settlement or curtailment	-	(2,036)
Projected benefit obligation at end of year	38,908	35,300

Change in plan assets:
Fair value of plan assets at beginning of year	25,678	35,901
Actual return (loss) on plan assets	5,571	(5,936)
Employer contributions	3,485	1,688
Plan disbursements	(4,038)	(3,939)
Settlement paid	-	(2,036)
Fair value of plan assets at end of year	30,696	25,678

Underfunded status	(8,212)	(9,622)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability - included in other long-term liabilities	(8,212)	(9,622)
Amount recognized in accumulated other comprehensive loss, pre-tax (1)	9,525	8,287

(1)	Consists solely of net actuarial losses as there are no prior service costs.

	2009	2008
Weighted-average assumptions:
For determining benefit obligations at year-end:
Discount rate	5.84%	6.75%

	2009	2008	2007
For determining net periodic pension cost for year:
Discount rate	6.75%	6.25%	6.00%
Expected return on assets	8.00%	8.00%	8.00%

 The discount rate was determined using yields on a hypothetical bond portfolio that matches the approximated cash flows of the Plan.  The Company develops its long-term rate of return assumptions using long-term historical actual return data considering the mix of investments that comprise plan assets and input from professional advisors.  The Plan’s trustees have engaged investment advisors to manage and monitor performance of the investments of the Plan’s assets and consult with the Plan’s trustees.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

The allocations of Plan’s assets by category are as follows:

	2010 Target	Fiscal Year
	Allocation	2009	2008
Equity securities	50%	50%	43%
Fixed income securities	50	49	53
Other - primarily cash	-	1	4
Total	100%	100%	100%

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

The following Plan assets are measured at fair value on a recurring basis (in thousands):

		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Mutual funds:
Equity securities	$15,265	$15,265	$-	$-
Fixed income securities	15,061	15,061	-	-
Other - primarily cash	370	370	-	-
Total	$30,696	$30,696	$-	$-

The components of net periodic benefit cost for the Plan were as follows (in thousands):

	Fiscal Year
	2009	2008	2007
Net periodic pension cost for the fiscal year:
Service cost	$-	$-	$19
Interest cost	2,322	2,503	2,464
Expected return on plan assets	(2,005)	(2,678)	(2,451)
Net loss amortization	520	-	24
Net periodic pension cost (income)	837	(175)	56
Loss (gain) due to settlement or curtailment	-	262	(160)
Total pension cost (income)	$837	$87	$(104)

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Other changes in Plan assets and benefit obligations recognized in other comprehensive loss are as follows (in thousands):

	Fiscal Year
	2009	2008
Amortization of net loss	$(520)	$-
Settlement of Peebles Plan	-	125
Net loss	1,758	5,314
Net change recognized in other comprehensive loss, pre-tax	$1,238	$5,439

The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $0.5 million.

 The Company’s funding policy is to make contributions to maintain the minimum funding requirements for its pension obligation in accordance with the Employee Retirement Income Security Act.  The Company may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover short-term liquidity needs of the Plan in order to maintain current invested positions.  The Company expects to contribute approximately $1.0 million during 2010.  The Company contributed $3.5 million to the Plan in 2009.

The following benefit payments are expected to be paid (in thousands):

Fiscal Year	Payments
2010	$2,962
2011	2,817
2012	2,967
2013	3,638
2014	3,603
Fiscal years 2015 - 2019	15,100

The accumulated benefit obligation for the Plan was $38.9 million and $33.9 million at January 30, 2010 and January 31, 2009, respectively.

NOTE 10 - OPERATING LEASES

The Company leases stores, its corporate headquarters, one distribution center and equipment under operating leases.  Such leases generally contain renewal options and require that the Company pay for utilities, taxes and maintenance expense.  A number of store leases provide for escalating minimum rent.  Rent expense for operating leases for fiscal years 2009, 2008 and 2007 was $71.1 million, $70.9 million and $64.0 million, respectively, and includes minimum rentals of $69.4 million, $67.9 million and $59.7 million in 2009, 2008 and 2007, respectively.  Rent expense also includes contingent rentals of $2.6 million, $3.0 million and $4.6 million in 2009, 2008 and 2007, respectively, and sublease rental income of $0.01 million, $0.03 million and $0.1 million in 2009, 2008 and 2007, respectively.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Minimum rental commitments on long-term, non-cancelable operating leases at January 30, 2010, net of sub-lease rental income, are as follows (in thousands):

Fiscal Year	Commitments
2010	$76,447
2011	70,386
2012	62,064
2013	54,410
2014	45,641
Thereafter	138,642
Total	$447,590

NOTE 11 - INCOME TAXES

All Company operations are domestic.  Income tax expense consisted of the following (in thousands):

	Fiscal Year
	2009	2008	2007
Federal income tax expense:
Current	$13,145	$1,019	$9,351
Deferred	1,144	12,942	19,727
	14,289	13,961	29,078
State income tax expense:
Current	2,593	2,161	1,520
Deferred	224	682	1,318
	2,817	2,843	2,838

	$17,106	$16,804	$31,916

Reconciliation between the federal income tax expense charged to income before income tax computed at statutory tax rates and the actual income tax expense recorded follows (in thousands):

	Fiscal Year
	2009	2008		2007
Federal income tax expense
at the statutory rate	$16,039	$16,325	(1)	$29,748
State income taxes, net	1,910	2,097		2,425
Job credits and other, net	(843)	(1,618)		(257)
	$17,106	$16,804		$31,916

(1)  Excludes the effect of the goodwill impairment charge, which is not deductible for income tax purposes.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Deferred tax assets (liabilities) consist of the following (in thousands):

	January 30, 2010	January 31, 2009
Gross deferred tax assets
Net operating loss carryforwards	$2,527	$3,231
Accrued expenses	4,264	3,512
Pension obligations	3,119	3,997
Lease obligations	28,847	28,774
Deferred compensation	14,097	13,657
Deferred income	3,268	4,159
	56,122	57,330
Gross deferred tax liabilities:
Inventory	(4,785)	(6,069)
Depreciation and amortization	(59,723)	(57,883)
	(64,508)	(63,952)

Valuation allowance	(978)	(1,201)
Net deferred tax liabilities	$(9,364)	$(7,823)

ASC No. 740, Income Taxes, requires recognition of future tax benefits of deferred tax assets to the extent such realization is more likely than not.  Consistent with the requirements of ASC No. 740, the tax benefits recognized related to pre-reorganization deferred tax assets have been recorded as a direct addition to additional paid-in capital.  The remaining valuation allowance of $1.0 million and $1.2 million at January 30, 2010 and January 31, 2009, respectively, was established for pre-reorganization state net operating losses, which may expire prior to utilization.  Adjustments are made to reduce the recorded valuation allowance when positive evidence exists that is sufficient to overcome the negative evidence associated with those losses.

The Company has net operating loss carryforwards for state income tax purposes of approximately $23.9 million which, if not utilized, will expire in varying amounts between 2010 and 2021. The Company has net operating loss carryforwards for federal income tax purposes of approximately $4.2 million, which, if not utilized, will expire in varying amounts between 2023 and 2026.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  The Company is subject to U.S. federal income tax examinations by tax authorities for the fiscal year ended February 3, 2007 and forward.  Although the outcome of tax audits is uncertain, the Company has concluded that there were no significant uncertain tax positions, as defined by ASC No. 740-10, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, requiring recognition in its financial statements.  However, the Company may, from time to time, be assessed interest and/or penalties.  In the event the Company receives an assessment for interest and/or penalties, it will be classified in the financial statements as income tax expense.

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

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 13 - QUARTERLY FINANCIAL INFORMATION (unaudited)

The following table shows quarterly information (in thousands, except per share amounts):

	Fiscal Year 2009
	Q1	Q2	Q3		Q4
Net sales	$333,566	$341,737	$324,944		$431,680
Gross profit	$84,483	$100,197	$73,548		$133,579
Net (loss) income	$(905)	$9,093	$(7,319)		$27,852

Basic (loss) earnings per common share	$(0.02)	$0.24	$(0.19)		$0.73
Diluted (loss) earnings per common share	$(0.02)	$0.24	$(0.19)		$0.72

Basic weighted average shares	37,930	38,070	38,084		38,033
Diluted weighted average shares	37,930	38,467	38,084		38,446

	Fiscal Year 2008
	Q1	Q2	Q3		Q4
Net sales	$353,536	$372,707	$333,756		$455,821
Gross profit	$95,598	$106,558	$74,720		$132,708
Net income (loss)	$2,263	$9,663	$(102,796)	(1)	$25,335

Basic earnings (loss) per common share	$0.06	$0.25	$(2.66)	(1)	$0.67
Diluted earnings (loss) per common share	$0.06	$0.25	$(2.66)	(1)	$0.67

Basic weighted average shares	38,243	38,342	38,603		37,951
Diluted weighted average shares	38,919	38,960	38,603		37,994

(1)	Amounts include the effect of the $95.4 million goodwill impairment charge.