Form 10-Q
period 2010-05-01
STAGE STORES INC
filed 2010-06-09
CIK 6885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2010

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

(800) 579-2302
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☑  Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 3, 2010, there were 38,226,628 shares of the registrant's common stock outstanding.

References to a particular year are to Stage Stores Inc.’s fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year.  For example, a reference to “2009” is a reference to the fiscal year ended January 30, 2010 and a reference to "2010" is a reference to the fiscal year ending January 29, 2011.  2009 and 2010 are 52-week years.

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

Stage Stores, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(Unaudited)

	May 1, 2010	January 30, 2010

ASSETS
Cash and cash equivalents	$80,207	$93,714
Merchandise inventories, net	349,195	306,360
Prepaid expenses and other current assets	26,306	27,095
Total current assets	455,708	427,169

Property, equipment and leasehold improvements, net	335,382	342,001
Intangible asset	14,910	14,910
Other non-current assets, net	17,132	16,351
Total assets	$823,132	$800,431

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$128,930	$100,602
Current portion of debt obligations	12,932	12,726
Accrued expenses and other current liabilities	59,584	69,688
Total current liabilities	201,446	183,016

Long-term debt obligations	34,844	38,492
Other long-term liabilities	103,248	102,877
Total liabilities	339,538	324,385

Commitments and contingencies

Common stock, par value $0.01, 100,000 shares authorized,
56,772 and 56,080 shares issued, respectively	568	561
Additional paid-in capital	509,113	501,800
Less treasury stock - at cost, 18,071 shares	(288,202)	(288,079)
Accumulated other comprehensive loss	(5,831)	(5,897)
Retained earnings	267,946	267,661
Total stockholders' equity	483,594	476,046
Total liabilities and stockholders' equity	$823,132	$800,431

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except earnings per share)
(Unaudited)

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009

Net sales	$340,042	$333,566
Cost of sales and related buying, occupancy
and distribution expenses	250,147	249,083
Gross profit	89,895	84,483

Selling, general and administrative expenses	83,849	83,606
Store opening costs	1,456	1,186
Interest expense, net of income of $29 and $61, respectively	1,045	1,158
Income (loss) before income tax	3,545	(1,467)

Income tax expense (benefit)	1,347	(562)
Net income (loss)	$2,198	$(905)

Basic and diluted earnings (loss) per share data:

Basic earnings (loss) per share	$0.06	$(0.02)
Basic weighted average shares outstanding	38,273	37,930

Diluted earnings (loss) per share	$0.06	$(0.02)
Diluted weighted average shares outstanding	38,773	37,930

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
Cash flows from operating activities:
Net income (loss)	$2,198	$(905)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	14,317	14,932
Deferred income taxes	(40)	288
Tax benefits (deficiency) from stock-based compensation	1,277	(249)
Stock-based compensation expense	1,167	1,440
Amortization of debt issuance costs	75	73
Excess tax benefits from stock-based compensation	(1,905)	(112)
Deferred compensation obligation	47	36
Amortization of employee benefit related costs	107	130
Construction allowances from landlords	2,510	1,706
Changes in operating assets and liabilities:
Increase in merchandise inventories	(42,835)	(23,808)
Decrease (increase) in other assets	214	(987)
Increase in accounts payable and other liabilities	16,601	15,349
Total adjustments	(8,465)	8,798
Net cash (used in) provided by operating activities	(6,267)	7,893

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(8,496)	(13,055)
Net cash used in investing activities	(8,496)	(13,055)

Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	-	132,923
Payments of revolving credit facility borrowings	-	(129,856)
Proceeds from long-term debt obligations	-	1,585
Payments of debt obligations	(3,442)	(3,131)
Repurchases of common stock	(123)	(151)
Proceeds from exercise of stock options	4,829	840
Excess tax benefits from stock-based compensation	1,905	112
Cash dividends paid	(1,913)	(1,892)
Net cash provided by financing activities	1,256	430
Net decrease in cash and cash equivalents	(13,507)	(4,732)

Cash and cash equivalents:
Beginning of period	93,714	26,278
End of period	$80,207	$21,546

Supplemental disclosures:
Interest paid	$1,059	$1,292
Income taxes paid	$140	$10
Unpaid liabilities for capital expenditures	$3,126	$5,454

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statement of Stockholders' Equity
For the Thirteen Weeks Ended May 1, 2010
(in thousands, except per share amount)
(Unaudited)

						Accumulated
	Common		Additional	Treasury		Other
	Stock		Paid-in	Stock		Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total

Balance, January 30, 2010	56,080	$561	$501,800	(18,071)	$(288,079)	$(5,897)	$267,661	$476,046

Net income	-	-	-	-	-	-	2,198	2,198
Amortization of employee benefit
related costs, net of tax of $0.04 million	-	-	-	-	-	66	-	66
Comprehensive income								2,264
Dividends on common stock,
$0.05 per share	-	-	-	-	-	-	(1,913)	(1,913)
Deferred compensation	-	-	47	-	(47)	-	-	-
Stock options exercised	657	7	4,822	-	-	-	-	4,829
Issuance of stock awards, net	35	-	-	-	(76)	-	-	(76)
Stock-based compensation expense	-	-	1,167	-	-	-	-	1,167
Tax benefit from stock-based
compensation	-	-	1,277	-	-	-	-	1,277

Balance, May 1, 2010	56,772	$568	$509,113	(18,071)	$(288,202)	$(5,831)	$267,946	$483,594

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.           Basis of Presentation

The accompanying Condensed Consolidated Financial Statements (Unaudited) of Stage Stores, Inc. and subsidiary (“Stage Stores” or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) for complete financial statements.  Those adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made.  The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year.  The Condensed Consolidated Financial Statements (Unaudited) should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto filed with Stage Stores’ Annual Report on Form 10-K for the year ended January 30, 2010.  References to a particular year are to Stage Stores’ fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year.  For example, a reference to “2009” is a reference to the fiscal year ended January 30, 2010 and a reference to "2010" is a reference to the fiscal year ending January 29, 2011.  References to “current year first quarter” pertain to the thirteen weeks ended May 1, 2010, and references to “prior year first quarter” pertain to the thirteen weeks ended May 2, 2009.

Stage Stores is a Houston, Texas-based regional, specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family.  As of May 1, 2010, the Company operated 775 stores located in 39 states.  The Company operates its stores under the five names of Bealls, Goody’s, Palais Royal, Peebles and Stage.

Correction of Statements of Cash Flow.  The Company has corrected the presentation of proceeds from (payments for) the Revolving Credit Facility in 2009.  Related amounts had previously been presented on a net basis, rather than on a gross basis in accordance with Accounting Standards Codification (“ASC”) No. 230, Statement of Cash Flows.  The correction had no effect on net cash used in financing activities.

Recent Accounting Standards. In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements, which requires entities to make new disclosures about recurring and nonrecurring fair value measurements including significant transfers in and out of Level 1 and 2 categories and information on purchase, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 measurements (see Note 8 for definitions). The new disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which is effective for fiscal years beginning after December 14, 2010.  The adoption of applicable provisions of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements.

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

The following table summarizes stock-based compensation expense by type of grant for the thirteen weeks ended May 1, 2010 and May 2, 2009 (in thousands):

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
Stock options and SARs	$733	$902
Non-vested stock	442	273
Performance shares	(8)	265
Total compensation expense	1,167	1,440
Related tax benefit	(443)	(552)
	$724	$888

As of May 1, 2010, the Company had unrecognized compensation cost of $14.7 million related to stock-based compensation awards granted.  That cost is expected to be recognized over a weighted average period of 2.7 years.

The following table provides the significant weighted average assumptions used in determining the estimated fair value, at the date of grant under the Black-Scholes option-pricing model, of SARs granted in the thirteen weeks ended May 1, 2010 and May 2, 2009:

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
Expected volatility	62.1%	59.4%
Weighted average volatility	62.1%	59.4%
Risk-free rate	1.9% - 2.3%	1.6%
Expected life (in years)	4.3	4.1
Expected dividend yield	1.3% - 1.6%	2.1%

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

Stock Options and SARs

The right to exercise stock options and SARs, to be settled by issuance of common stock, generally vests over four years from the date of grant, with 25% vesting at the end of each of the first four years following the date of grant.  Options issued prior to January 29, 2005 will generally expire, if not exercised, within ten years from the date of the grant, while stock options and SARs granted after that date generally expire, if not exercised, within seven years from the date of grant.  The weighted average grant date fair value for SARs granted during the thirteen weeks ended May 1, 2010 and May 2, 2009 was $6.87 and $4.02, respectively.

The following table summarizes information about stock options and SARs outstanding under the Equity Incentive Plans as of May 1, 2010, and changes during the thirteen weeks ended May 1, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 30, 2010	4,624,440	$14.03
Granted	941,000	14.88
Exercised	(657,074)	7.35
Forfeited	(167,114)	16.24
Outstanding at May 1, 2010	4,741,252	$15.04	4.7	$8,847

Vested or expected to vest at May 1, 2010	4,310,688	$15.17	4.5	$7,918

Exercisable at May 1, 2010	2,588,433	$16.10	3.5	$4,203

The following table summarizes information about non-vested stock option awards and SARs outstanding as of May 1, 2010, and changes during the thirteen weeks ended May 1, 2010:

Stock Options/SARs	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at January 30, 2010	1,902,848	$4.86
Granted	941,000	6.87
Vested	(583,779)	5.46
Forfeited	(107,250)	5.09
Non-vested at May 1, 2010	2,152,819	$5.56

The aggregate intrinsic value of stock options and SARs, defined as the amount by which the market price of the underlying stock on the date of exercise exceeds the exercise price of the award, exercised during the thirteen weeks ended May 1, 2010 and May 2, 2009 was $5.1 million and $0.3 million, respectively.

Non-vested Stock

The Company has granted shares of non-vested stock to members of management and independent directors.  The non-vested stock converts one for one to common stock at the end of the vesting period at no cost to the recipient to whom it is awarded.  The non-vested stock generally vests at the end of a three-year period from the date of grant.

The following table summarizes information about non-vested stock granted by the Company as of May 1, 2010, and changes during the thirteen weeks ended May 1, 2010:

Non-vested Stock	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 30, 2010	208,221	$13.51
Granted	63,387	13.09
Vested	(20,913)	15.58
Outstanding at May 1, 2010	250,695	$13.24

During the current year first quarter, 20,913 shares, with an aggregate intrinsic value of $0.3 million, vested.

Performance Shares

The Company has granted performance shares to members of senior management, at no cost to the recipient, as a means of rewarding them for the Company’s long-term performance based on shareholder return performance measures.  The actual number of shares that could be issued ranges from zero to a maximum of two times the number of granted shares outstanding as reflected in the table below.  The actual number of shares issued is determined by the Company’s shareholder return performance relative to a specific group of other companies over a three-year performance cycle.  Compensation expense, which is recorded ratably over the vesting period, is based on the fair value at grant date and the anticipated number of shares of the Company’s common stock, which is determined on a Monte Carlo probability model.  Grant recipients do not have any shareholder rights until the granted shares have been issued.

The following table summarizes information about the performance shares that remain outstanding as of May 1, 2010:

Period Granted	Target Shares Granted	Target Shares Forfeited	Target Shares Outstanding	Weighted Average Grant Date Fair Value per Share
2008	115,000	(36,000)	79,000	$24.53
2009	137,500	(19,000)	118,500	12.79
2010	134,000	-	134,000	19.85
Total	386,500	(55,000)	331,500

During the current year first quarter, 18,745 shares, with an aggregate intrinsic value of $0.3 million, vested related to the 2007 performance share grant.  The payment of the recipients’ tax liability of approximately $0.1 million was satisfied by withholding shares with a fair value equal to the tax liability.  As a result, the actual number of shares issued was 13,788.

3.           Debt Obligations

Debt obligations as of May 1, 2010 and January 30, 2010 consist of the following (in thousands):

	May 1, 2010	January 30, 2010
Equipment financing	$39,726	$43,032
Finance lease obligations	8,050	8,186
Total debt obligations	47,776	51,218
Less: Current portion of debt obligations	12,932	12,726
Long-term debt obligations	$34,844	$38,492

The Company has a $250.0 million senior secured revolving credit facility (the "Revolving Credit Facility") that matures on April 20, 2012.  The Revolving Credit Facility includes an uncommitted accordion feature to increase the size of the facility to $350.0 million.  Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement.  The daily interest rates under the Revolving Credit Facility are determined by a prime rate, or Eurodollar rate plus an applicable margin, as set forth in the Revolving Credit Facility agreement.  Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility.  The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements.  For the thirteen weeks ended May 1, 2010, there were no borrowings under the Revolving Credit Facility.

The Company also issues letters of credit under its Revolving Credit Facility to support certain merchandise purchases and to collateralize retained risks and deductibles under various insurance programs.  At May 1, 2010, the Company had outstanding letters of credit totaling approximately $8.7 million.  These letters of credit expire within twelve months of issuance.  Excess borrowing availability under the Revolving Credit Facility at May 1, 2010, net of letters of credit outstanding, was $208.1 million.

The Revolving Credit Facility contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions.  At May 1, 2010, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility and expects to remain in compliance during fiscal 2010.

           While infrequent in occurrence, occasionally the Company is responsible for the construction of leased stores and for paying project costs.  ASC No. 840-40-55, The Effect of Lessee Involvement in Asset Construction, requires the Company to be considered the owner (for accounting purposes) of this type of project during the construction period.  Such leases are accounted for as finance lease obligations with the amounts received from the landlord being recorded in debt obligations.  Interest expense is recognized at a rate that will amortize the finance lease obligation over the initial term of the lease.  Where ASC 840-40-55 was applicable, as of May 1, 2010, the Company has recorded approximately $8.1 million of finance lease obligations related to five store leases with interest rates ranging from of 6.1% to 16.9% on its Condensed Consolidated Balance Sheet (Unaudited).

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

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  The Company is subject to U.S. federal income tax examinations by tax authorities for the fiscal year ended February 3, 2007 and forward.  Although the outcome of tax audits is uncertain, the Company has concluded that there were no significant uncertain tax positions, as defined by ASC 740-10, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, requiring recognition in its financial statements.  However, the Company may, from time to time, be assessed interest and/or penalties.  In the event the Company receives an assessment for interest and/or penalties, it will be classified in the financial statements as income tax expense.

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

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
Basic weighted average shares outstanding	38,273	37,930
Effect of dilutive securities:
Stock options, SARs and non-vested stock grants	500	-
Diluted weighted average shares outstanding	38,773	37,930

For the thirteen weeks ended May 2, 2009, 312,206 shares attributable to stock options, SARs and non-vested stock grants would have been considered dilutive securities but were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive due to the net loss for the period.

The following table illustrates the number of stock options and SARs that were outstanding, but not included in the computation of diluted earnings per share because the exercise price of the stock options and SARs was greater than the average market price of the Company’s common shares (in thousands):

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
Number of anti-dilutive stock options and SARs outstanding	3,078	3,704

6.           Stockholders’ Equity

The Company’s deferred compensation plan covering executives and certain officers provides for an investment option that allows participants to elect to purchase shares of Stage Stores common stock (the “Company Stock Investment Option”).  The Company has established a grantor trust to facilitate the collection of funds and purchase of Company shares on the open market at prevailing market prices.  All shares purchased through the grantor trust are held in the trust until the participants are eligible to receive the benefits under the terms of the plan, at which time the deferred compensation obligation related to the Company Stock Investment Option may only be settled by the delivery of the fixed number of shares held by the grantor trust on the participant’s behalf.  The purchase of shares made by the grantor trust on behalf of the participants is included in treasury stock and the corresponding deferred compensation obligation is included in additional paid-in capital.

The Company currently pays a quarterly cash dividend of $0.05 per share on its common stock.  In the current year first quarter, the Company has paid cash dividends totaling $1.9 million.  On May 27, 2010, the Company’s Board declared a quarterly cash dividend of $0.05 per share of common stock, payable on June 23, 2010 to shareholders of record at the close of business on June 8, 2010.

7.           Retirement Plan

The Company sponsors a frozen defined benefit plan.  The components of pension cost for each period are as follows (in thousands):

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
Interest cost	$529	$580
Expected return on plan assets	(556)	(501)
Net loss amortization	107	130
Net periodic pension cost	$80	$209

The Company’s funding policy is to make contributions to maintain the minimum funding requirements for its pension obligations in accordance with the Employee Retirement Income Security Act.  The Company may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover the short-term liquidity needs of the plan in order to maintain current invested positions.  During the current year first quarter, the Company contributed $0.8 million to the pension plan and may make additional contributions during the remainder of the year.

8.           Fair Value Measurements

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets (Unaudited) as of May 1, 2010, subject to ASC 820, Fair Value Measurements, (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	May 1, 2010	(Level 1)	(Level 2)	(Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (1)(2)	$14,193	$14,193	$-	$-

Accrued expenses and other current liabilities:
Deferred non-employee director equity compensation plan liability (2)	$333	$333	$-	$-

(1)	The Company has recorded in other long-term liabilities amounts related to these assets for the amount due to participants corresponding in value to the securities held in the grantor trust.
(2)
Using the market approach, the fair values of these items represent quoted market prices multiplied by the quantities held.  Net gains and losses related to the changes in fair value in the assets and liabilities under the various deferred compensation plans are recorded in selling, general and administrative expenses and were approximately nil for the thirteen weeks ended May 1, 2010.

Financial instruments not measured at fair value are cash and cash equivalents, payables and debt obligations.  At May 1, 2010, the Company believes that the carrying amount of debt obligations approximates fair value based on recent financing transactions for similar debt issuances.  The Company also believes that the Revolving Credit Facility approximates fair value since interest rates are adjusted to reflect current rates.

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

Readers should consider the risks and uncertainties described in the Company’s Annual Report on Form 10-K for the year ended January 30, 2010 (“Form 10-K”).  Readers should carefully review the Form 10-K in its entirety including, but not limited to, the Company's financial statements and the notes thereto and the risks and uncertainties described in Item 1A - "Risk Factors" of the Form 10-K.  Forward-looking statements contained in this Form 10-Q are as of the date of this Form 10-Q.  The Company does not undertake to update its forward-looking statements.

General

Stage Stores is a Houston, Texas-based specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family. The Company's principal focus is on consumers in small and mid-sized markets which the Company believes are under-served and less competitive.  The Company differentiates itself from the competition in the small and mid-sized communities by offering consumers access to basic as well as fashionable brand name merchandise not typically carried by other retailers in the same market area.  In the highly competitive metropolitan markets, the Company competes against national department store chains, which similarly offer moderately priced, brand name and private label merchandise.  In these larger metropolitan markets, the Company differentiates itself by offering consumers a high level of customer service in smaller-sized stores in convenient locations as compared to the larger department stores with which it competes. At May 1, 2010, the Company operated 775 stores located in 39 states under the five names of Bealls, Goody’s, Palais Royal, Peebles and Stage.

In July 2009, the Company acquired the “Goody’s” name through the Goody’s bankruptcy auction.  The Company has used the Goody’s name in select markets in which there is a strong customer awareness and recognition of the name.  During the thirteen weeks ended May 1, 2010 (the “current year first quarter”), the Company opened a total of 18 new stores, 16 of which were opened under the Goody’s name.  The Company also rebranded two stores from the Peebles name to the Goody’s name during the current year first quarter to capitalize on the strong name recognition.

The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements as included in the Form 10-K.

Results of Operations

The following table sets forth the results of operations as a percentage of sales for the periods indicated:

	Thirteen Weeks Ended (1)
	May 1, 2010	May 2, 2009
Net sales	100.0%	100.0%
Cost of sales and related buying, occupancy
and distribution expenses	73.6	74.7
Gross profit	26.4	25.3

Selling, general and administrative expenses	24.7	25.1
Store opening costs	0.4	0.4
Interest expense, net	0.3	0.3
Income (loss) before income tax	1.0	(0.4)

Income tax expense (benefit)	0.4	(0.2)
Net income (loss)	0.6%	(0.3	) %

(1) Percentages may not foot due to rounding.

Thirteen Weeks Ended May 1, 2010 Compared to Thirteen Weeks Ended May 2, 2009

Sales for the current year first quarter increased 1.9% to $340.0 million from $333.6 million for the thirteen weeks ended May 2, 2009 (the “prior year first quarter”).  Comparable store sales, which are sales in stores that are open for at least 14 full months prior to the reporting period, decreased by 0.6% in the current year first quarter as compared to a 9.0% decrease in the prior year first quarter.  In the current year first quarter, new stores that were not in the comparable store base contributed sales of $9.6 million.  These sales were offset by a loss of $1.2 million in sales from closed stores that were in operation during the prior year first quarter.

The Company’s sales increase during the current year first quarter was driven by increased customer traffic, a comparable store sales gain of 0.8% during the nine week March and April period and the strength of the Company’s new store sales performance. Additionally, the Company continues to gain market share in those markets that formerly overlapped with a Goody’s store.  Key merchandise categories (i.e., those categories comprising greater than 5% of sales), which outperformed the Company’s average comparable store sales level were juniors, footwear, cosmetics, young men’s, and accessories.  The Company continues to focus on growing its cosmetics line of business through the installation of Estee Lauder and Clinique counters, as two new Estee Lauder and two new Clinique counters were opened during the current year first quarter.  The Company plans to add six Estee Lauder and thirteen Clinique counters in the second quarter.  With regard to comparable store sales by market size, the Company’s small markets (populations less than 50,000) outperformed stores in its mid-sized (populations of 50,000 to 150,000) and large markets (populations greater than 150,000).  Small markets continue to be the focus of the Company’s new store expansion plans. Comparable store sales in its small markets increased 2.4%.

Geographically, the Southeast, Mid Atlantic and Midwest regions had comparable store sales gains during the current year first quarter.  The South Central region, which is comprised of Texas, Louisiana, Oklahoma and Arkansas, was the Company’s weakest performing region.  Texas is the Company’s largest revenue generating state and had a comparable store sales decline of 3.8% during the current year first quarter.  The Company believes that many of the challenges currently facing Texas, such as the economy and border violence in Mexico, should abate as the year progresses.

The following is a summary of the changes in the components of cost of sales between the current year first quarter and the prior year first quarter, expressed as a percent of sales:

	(Decrease)
Merchandise cost of sales	(0.6	) %
Buying, occupancy and distribution expenses	(0.5)
Decrease in merchandise cost of sales and related buying,
occupancy and distribution expenses rate	(1.1	) %

Gross profit increased by 6.4% to $89.9 million for the current year first quarter from $84.5 million in the prior year first quarter.  Gross profit, as a percent of sales, increased 1.1% to 26.4% in the current year first quarter from 25.3% in the prior year first quarter.  The improvement in gross profit dollars is due to both increased sales and a 1.1% lower cost of sales rate in the current year first quarter.  The merchandise cost of sales and related buying, occupancy and distribution expense rate benefited from improved leverage from higher sales, well managed inventory levels and lower distribution costs as compared to the prior year first quarter.

Selling, general and administrative (“SG&A”) expenses in the current year first quarter were tightly controlled and increased by $0.2 million, or 0.3%, to $83.8 million from $83.6 million in the prior year first quarter while operating 28 additional stores. SG&A benefited from reductions in store controllable expenses and general administrative expenses.   As a percent of sales, SG&A expenses decreased to 24.7% in the current year first quarter from 25.1% in the prior year first quarter.  The decrease in the SG&A rate is due to improved leveraging of expenses from higher sales.

Store opening costs of $1.5 million in the current year first quarter include costs related to the opening of 18 new stores and the relocation of one store.  During the prior year first quarter, the Company incurred $1.2 million in store opening costs related to the opening of 11 new stores, including a reopened hurricane-damaged store, and the relocation of 9 stores.  Store opening costs are expensed as incurred and include costs of stores opening in future quarters.

Net interest expense was $1.0 million in the current year first quarter compared to $1.2 million in the prior year first quarter.  Interest expense is primarily comprised of interest on borrowings under the Revolving Credit Facility (see “Liquidity and Capital Resources”), related letters of credit and commitment fees, amortization of debt issue costs, interest on finance lease obligations and equipment financing notes.  The decrease in interest expense is primarily due to having no borrowings on the Company’s Revolving Credit Facility in the current year first quarter, as compared to a weighted average Revolving Credit Facility balance of $1.1 million for the prior year first quarter, and a lower weighted average balance on the Company’s equipment financing notes outstanding.

The Company’s effective tax rate for the current year first quarter was 38%, resulting in estimated tax expense of $1.3 million. This compares to income tax benefit of $0.6 million in the prior year first quarter during which the effective tax rate was 38.3%.

As a result of the foregoing, the Company had net income of $2.2 million for the current year first quarter as compared to net loss of $0.9 million for the prior year first quarter.

Seasonality and Inflation

Historically, the Company's business is seasonal and sales are traditionally lower during the first three quarters of the fiscal year (February through October) and higher during the last quarter of the fiscal year (November through January).  The fourth quarter usually accounts for slightly more than 30% of the Company's annual sales, with the other quarters accounting for approximately 22% to 24% each.  Working capital requirements fluctuate during the year and generally reach their highest levels during the third and fourth quarters.  The Company does not believe that inflation had a material effect on its results of operations during the thirteen weeks ended May 1, 2010 and May 2, 2009, respectively.  However, there can be no assurance that the Company's business will not be affected by inflation in the future.

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

Key components of the Company’s cash flows for the current year first quarter and the prior first quarter are summarized below (in thousands):

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
Net cash provided by (used in):
Operating Activities	$(6,267)	$7,893
Investing Activities	(8,496)	(13,055)
Financing Activities	1,256	430

Operating Activities

During the current year first quarter, the Company used $6.3 million in cash from operating activities.  Net income, adjusted for non-cash expenses, provided cash of approximately $17.2 million.  Changes in operating assets and liabilities used net cash of approximately $26.0 million, which included a $42.8 million increase in merchandise inventories due to the seasonal build of inventories partially offset by an increase in accounts payable and other liabilities of $16.6 million.  Additionally, cash flows from operating activities included construction allowances from landlords of $2.5 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

During the prior year first quarter, the Company generated $7.9 million in cash from operating activities.  Net loss, adjusted for non-cash expenses, provided cash of approximately $15.6 million.  Changes in operating assets and liabilities used net cash of approximately $9.4 million, which included a $23.8 million increase in merchandise inventories offset by an increase in accounts payable and other liabilities of $15.3 million.  Additionally, cash flows from operating activities included construction allowances from landlords of $1.7 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

Investing Activities

Capital expenditures were $8.5 million in the current year first quarter as compared to $13.1 million in the prior year first quarter.  For the current year first quarter, the Company opened 18 new stores and relocated 1 store, as compared to 11 new stores, including a reopened hurricane-damaged store, and 9 stores relocated in the prior year first quarter.  As noted above, the Company received construction allowances from landlords of $2.5 million in the current year first quarter to fund a portion of the capital expenditures related to store leasehold improvements in new and relocated stores, while $1.7 million was received from landlords in the prior year first quarter.  These funds have been recorded as a deferred rent credit in the balance sheet and will be recorded as an offset to rent expense over the lease term commencing with the date the allowances were earned.

Management currently estimates that capital expenditures in 2010, net of construction allowances to be received from landlords, will be approximately $40.0 million to $45.0 million.  The expenditures will principally be for the opening of new stores, store expansions, store relocations and store remodels.

Financing Activities

The Company has a $250.0 million senior secured revolving credit facility (the "Revolving Credit Facility") that matures on April 20, 2012.  The Revolving Credit Facility includes an uncommitted accordion feature to increase the size of the facility to $350.0 million.  Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement.  The daily interest rates under the Revolving Credit Facility are determined by a prime rate, or Eurodollar rate plus an applicable margin, as set forth in the Revolving Credit Facility agreement.  Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility.  The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements.  For the current year first quarter, the Company had no outstanding borrowings under the Revolving Credit Facility.

The Company also issues letters of credit under its Revolving Credit Facility to support certain merchandise purchases and to collateralize retained risks and deductibles under various insurance programs.  The Company had outstanding letters of credit totaling approximately $8.7 million at May 1, 2010 under its Revolving Credit Facility.  These letters of credit expire within twelve months of issuance.  Excess borrowing availability under the Revolving Credit Facility at May 1, 2010, net of letters of credit outstanding, was $208.1 million.

The Revolving Credit Facility contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions.  At May 1, 2010, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility and expects to remain in compliance during fiscal 2010.

The Company currently pays a quarterly cash dividend of $0.05 per share on its common stock.  In the current year first quarter, the Company has paid quarterly cash dividends totaling $1.9 million.  On May 27, 2010, the Company’s Board declared a quarterly cash dividend of $0.05 per share of common stock, payable on June 23, 2010 to shareholders of record at the close of business on June 8, 2010.

While there can be no assurances, management believes that there should be sufficient liquidity to cover both the Company's short-term and long-term funding needs.  The Company anticipates that it has adequate cash flows to cover its working capital needs, planned capital expenditures and debt service requirements for the remainder of 2010 and the foreseeable future.

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

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures.  Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of May 1, 2010.

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

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  There were no changes in the Company’s internal control over financial reporting during the quarter ended May 1, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

During the current year first quarter ended May 1, 2010, the Company did not have any material legal proceedings brought against it, its subsidiary or their properties.

ITEM 1A.               RISK FACTORS

There have not been any material changes from the risk factors as previously disclosed in the Form 10-K.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                  (REMOVED AND RESERVED)

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

_____________________________
* Filed electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAGE STORES, INC.

June 9, 2010	/s/ Andrew T. Hall
(Date)	Andrew T. Hall
President and Chief Executive Officer
(Principal Executive Officer)

June 9, 2010	/s/ Edward J. Record
(Date)	Edward J. Record
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)