Form 10-Q
period 2010-07-31
STAGE STORES INC
filed 2010-09-08
CIK 6885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

or

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

As of September 2, 2010, there were 37,687,876 shares of the registrant's common stock outstanding.

References to a particular year are to Stage Stores Inc.’s fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year.  For example, a reference to “2009” is a reference to the fiscal year ended January 30, 2010 and a reference to "2010" is a reference to the fiscal year ending January 29, 2011.  2009 and 2010 are 52-week years.

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

Stage Stores, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(Unaudited)

	July 31, 2010	January 30, 2010

ASSETS
Cash and cash equivalents	$83,026	$93,714
Merchandise inventories, net	338,899	306,360
Prepaid expenses and other current assets	30,471	27,095
Total current assets	452,396	427,169

Property, equipment and leasehold improvements, net	327,870	342,001
Intangible asset	14,910	14,910
Other non-current assets, net	16,990	16,351
Total assets	$812,166	$800,431

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$115,012	$100,602
Current portion of debt obligations	13,122	12,726
Accrued expenses and other current liabilities	63,895	69,688
Total current liabilities	192,029	183,016

Long-term debt obligations	31,491	38,492
Other long-term liabilities	101,609	102,877
Total liabilities	325,129	324,385

Commitments and contingencies

Common stock, par value $0.01, 100,000 shares authorized,
56,820 and 56,080 shares issued, respectively	568	561
Additional paid-in capital	510,918	501,800
Less treasury stock - at cost, 18,554 and 18,071 shares, respectively	(295,035)	(288,079)
Accumulated other comprehensive loss	(5,765)	(5,897)
Retained earnings	276,351	267,661
Total stockholders' equity	487,037	476,046
Total liabilities and stockholders' equity	$812,166	$800,431

  The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except earnings per share)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009

Net sales	$345,019	$341,737	$685,061	$675,303
Cost of sales and related buying, occupancy
and distribution expenses	240,869	241,540	491,016	490,623
Gross profit	104,150	100,197	194,045	184,680

Selling, general and administrative expenses	86,355	83,854	170,204	167,460
Store opening costs	379	465	1,835	1,651
Interest expense, net of income of $21 and $15
for the thirteen weeks and $50 and $76
for the twenty-six weeks, respectively	997	1,141	2,042	2,299
Income before income tax	16,419	14,737	19,964	13,270

Income tax expense	6,092	5,644	7,439	5,082
Net income	$10,327	$9,093	$12,525	$8,188

Basic and diluted earnings per share data:

Basic earnings per share	$0.27	$0.24	$0.33	$0.22
Basic weighted average shares outstanding	38,359	38,070	38,316	38,000

Diluted earnings per share	$0.27	$0.24	$0.32	$0.21
Diluted weighted average shares outstanding	38,587	38,467	38,680	38,350

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009
Cash flows from operating activities:
Net income	$12,525	$8,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment of long-lived assets	31,447	30,529
Deferred income taxes	(216)	305
Tax benefits (deficiency) from stock-based compensation	1,103	(373)
Stock-based compensation expense	2,958	3,294
Amortization of debt issuance costs	149	145
Excess tax benefits from stock-based compensation	(1,913)	(124)
Deferred compensation obligation	65	71
Amortization of employee benefit related costs	213	260
Construction allowances from landlords	3,924	2,005
Changes in operating assets and liabilities:
(Increase) decrease in merchandise inventories	(32,539)	4,479
(Increase) decrease in other assets	(3,697)	1,703
Increase in accounts payable and other liabilities	2,970	15,545
Total adjustments	4,464	57,839
Net cash provided by operating activities	16,989	66,027

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(17,193)	(24,304)
Proceeds from insurance related to property, equipment and leasehold improvements	-	578
Net cash used in investing activities	(17,193)	(23,726)

Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	-	133,225
Payments of revolving credit facility borrowings	-	(133,225)
Proceeds from long-term debt obligations	-	1,585
Payments of long-term debt obligations	(6,605)	(5,946)
Repurchases of common stock	(6,956)	(240)
Proceeds from exercise of equity grants	4,999	879
Excess tax benefits from stock-based compensation	1,913	124
Cash dividends paid	(3,835)	(3,801)
Net cash used in financing activities	(10,484)	(7,399)
Net (decrease) increase in cash and cash equivalents	(10,688)	34,902

Cash and cash equivalents:
Beginning of period	93,714	26,278
End of period	$83,026	$61,180

Supplemental disclosures:
Interest paid	$1,997	$2,313
Income taxes paid	$1,938	$10
Unpaid liabilities for capital expenditures	$4,265	$6,423

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statement of Stockholders' Equity
For the Twenty-Six Weeks Ended July 31, 2010
(in thousands, except per share amount)
(Unaudited)

						Accumulated
	Common		Additional	Treasury		Other
	Stock		Paid-in	Stock		Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total

Balance, January 30, 2010	56,080	$561	$501,800	(18,071)	$(288,079)	$(5,897)	$267,661	$476,046

Net income	-	-	-	-	-	-	12,525	12,525
Amortization of employee benefit
related costs, net of tax of $0.08 million	-	-	-	-	-	132	-	132
Comprehensive income								12,657
Dividends on common stock,
$0.10 per share	-	-	-	-	-	-	(3,835)	(3,835)
Deferred compensation	-	-	65	-	(65)	-	-	-
Repurchases of common stock	-	-	-	(483)	(6,800)	-	-	(6,800)
Stock options and SARs exercised	665	7	4,887	-	-	-	-	4,894
Issuance of stock awards, net	75	-	105	-	(91)	-	-	14
Stock-based compensation expense	-	-	2,958	-	-	-	-	2,958
Tax benefit from stock-based
compensation	-	-	1,103	-	-	-	-	1,103

Balance, July 31, 2010	56,820	$568	$510,918	(18,554)	$(295,035)	$(5,765)	$276,351	$487,037

  The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.           Basis of Presentation

The accompanying Condensed Consolidated Financial Statements (Unaudited) of Stage Stores, Inc. and subsidiary (“Stage Stores” or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) for complete financial statements.  Those adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made.  The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year.  The Condensed Consolidated Financial Statements (Unaudited) should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto filed with Stage Stores’ Annual Report on Form 10-K for the year ended January 30, 2010.  References to a particular year are to Stage Stores’ fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year.  For example, a reference to “2009” is a reference to the fiscal year ended January 30, 2010 and a reference to "2010" is a reference to the fiscal year ending January 29, 2011.  References to “current year” pertain to the twenty-six weeks ended July 31, 2010, and references to “prior year” pertain to the twenty-six weeks ended August 1, 2009.

Stage Stores is a Houston, Texas-based regional, specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family.  As of July 31, 2010, the Company operated 777 stores located in 39 states.  The Company operates its stores under the five names of Bealls, Goody’s, Palais Royal, Peebles and Stage.

Correction of Statements of Cash Flows.  The Company has corrected the presentation of proceeds from (payments of) the Revolving Credit Facility in 2009.  Related amounts had previously been presented on a net basis, rather than on a gross basis in accordance with Accounting Standards Codification (“ASC”) No. 230, Statement of Cash Flows.  The correction had no effect on net cash used in financing activities.

Recent Accounting Standards. In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements, which requires entities to make new disclosures about recurring and nonrecurring fair value measurements including significant transfers in and out of Level 1 and 2 categories and information on purchase, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 measurements (see Note 7 for definitions). The new disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which is effective for fiscal years beginning after December 15, 2010.  The adoption of applicable provisions of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements.

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

The following table summarizes stock-based compensation expense by type of grant for the thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009 (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Stock options and SARs	$1,023	$1,090	$1,756	$1,992
Non-vested stock	200	278	642	551
Performance shares	568	486	560	751
Total compensation expense	1,791	1,854	2,958	3,294
Related tax benefit	(681)	(710)	(1,124)	(1,262)
	$1,110	$1,144	$1,834	$2,032

As of July 31, 2010, the Company had unrecognized compensation cost of $14.3 million related to stock-based compensation awards granted.  That cost is expected to be recognized over a weighted average period of 2.4 years.

The following table provides the significant weighted average assumptions used in determining the estimated fair value, at the date of grant under the Black-Scholes option-pricing model, of SARs granted in the twenty-six weeks ended July 31, 2010 and August 1, 2009:

	Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009
Expected volatility	62.1% - 63.0%	43.8% - 59.4%
Weighted average volatility	62.1%	59.3%
Risk-free rate	1.8% - 2.3%	1.6% - 2.5%
Expected life (in years)	4.3	4.1 - 4.4
Expected dividend yield	1.3% - 2.1%	2.1% - 3.0%

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

Stock Options and SARs

The right to exercise stock options and SARs, to be settled by issuance of common stock, generally vests over four years from the date of grant, with 25% vesting at the end of each of the first four years following the date of grant.  Options issued prior to January 29, 2005 will generally expire, if not exercised, within ten years from the date of the grant, while stock options and SARs granted after that date generally expire, if not exercised, within seven years from the date of grant.  The weighted average grant date fair value for SARs granted during the twenty-six weeks ended July 31, 2010 and August 1, 2009 was $6.84 and $4.01, respectively.

The following table summarizes information about stock options and SARs outstanding under the Equity Incentive Plans as of July 31, 2010 and changes during the twenty-six weeks ended July 31, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 30, 2010	4,624,440	$14.03
Granted	958,000	14.84
Exercised	(665,142)	7.36
Forfeited	(412,277)	16.94
Outstanding at July 31, 2010	4,505,021	$14.92	4.4	$2,549

Vested or expected to vest at July 31, 2010	4,088,658	$15.05	4.3	$2,352

Exercisable at July 31, 2010	2,423,205	$16.03	3.2	$1,565

The following table summarizes information about non-vested stock option awards and SARs outstanding as of July 31, 2010 and changes during the twenty-six weeks ended July 31, 2010:

Stock Options/SARs	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at January 30, 2010	1,902,848	$4.86
Granted	958,000	6.84
Vested	(626,157)	5.52
Forfeited	(152,875)	5.21
Non-vested at July 31, 2010	2,081,816	$5.54

The aggregate intrinsic value of stock options and SARs, defined as the amount by which the market price of the underlying stock on the date of exercise exceeds the exercise price of the award, exercised during the twenty-six weeks ended July 31, 2010 and August 1, 2009 was $5.1 million and $0.3 million, respectively.

Non-vested Stock

The Company has granted shares of non-vested stock to members of management and independent directors.  The non-vested stock converts one for one to common stock at the end of the vesting period at no cost to the recipient to whom it is awarded.

The following table summarizes information about non-vested stock granted by the Company as of July 31, 2010 and changes during the twenty-six weeks ended July 31, 2010:

Non-vested Stock	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 30, 2010	208,221	$13.51
Granted	109,485	12.73
Vested	(52,513)	18.28
Forfeited	(15,513)	14.00
Outstanding at July 31, 2010	249,680	$12.14

The aggregate intrinsic value of non-vested stock that vested during the current year was $0.6 million.  The payment of the employees’ tax liability for a portion of the vested shares was satisfied by withholding shares with a fair value equal to the tax liability.  As a result, the actual number of shares issued was 51,513.

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

The following table summarizes information about the performance shares that remain outstanding as of July 31, 2010:

				Weighted
				Average
	Target	Target	Target	Grant Date
Period	Shares	Shares	Shares	Fair Value per
Granted	Granted	Forfeited	Outstanding	Share
2008	115,000	(36,000)	79,000	$24.53
2009	137,500	(19,000)	118,500	12.79
2010	138,000	-	138,000	19.75
Total	390,500	(55,000)	335,500

During the current year, 18,745 shares, with an aggregate intrinsic value of $0.3 million, vested related to the 2007 performance share grant.  The payment of the recipients’ tax liability of approximately $0.1 million was satisfied by withholding shares with a fair value equal to the tax liability.  As a result, the actual number of shares issued was 13,788.

3.           Debt Obligations

Debt obligations as of July 31, 2010 and January 30, 2010 consist of the following (in thousands):

	July 31, 2010	January 30, 2010
Equipment financing	$36,702	$43,032
Finance lease obligations	7,911	8,186
Total debt obligations	44,613	51,218
Less: Current portion of debt obligations	13,122	12,726
Long-term debt obligations	$31,491	$38,492

           The Company has a $250.0 million senior secured revolving credit facility (the "Revolving Credit Facility") that matures on April 20, 2012.  The Revolving Credit Facility includes an uncommitted accordion feature to increase the size of the facility to $350.0 million.  Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement.  The daily interest rates under the Revolving Credit Facility are determined by a prime rate, or Eurodollar rate plus an applicable margin, as set forth in the Revolving Credit Facility agreement.  Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility.  The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements.  For the twenty-six weeks ended July 31, 2010, there were no borrowings under the Revolving Credit Facility.

The Company also issues letters of credit under its Revolving Credit Facility to support certain merchandise purchases and to collateralize retained risks and deductibles under various insurance programs.  At July 31, 2010, the Company had outstanding letters of credit totaling approximately $17.7 million.  These letters of credit expire within twelve months of issuance.  Excess borrowing availability under the Revolving Credit Facility at July 31, 2010, net of letters of credit outstanding, was $192.1 million.

The Revolving Credit Facility contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions.  At July 31, 2010, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility and expects to remain in compliance during fiscal 2010.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Basic weighted average shares outstanding	38,359	38,070	38,316	38,000
Effect of dilutive securities:
Stock options, SARs and non-vested stock grants	228	397	364	350
Diluted weighted average shares outstanding	38,587	38,467	38,680	38,350

The following table illustrates the number of stock options and SARs that were outstanding, but not included in the computation of diluted earnings per share because the exercise price of the stock options and SARs was greater than the average market price of the Company’s common shares (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Number of anti-dilutive stock options and SARs outstanding	3,221	2,709	2,933	2,818

5.           Stockholders’ Equity

           On June 14, 2010, the Company announced that its Board of Directors (“the Board”) approved a 50% increase in the Company’s quarterly cash dividend to 7.5 cents per share from the previous quarterly rate of 5 cents per share.  The new quarterly dividend rate of 7.5 cents per share is applicable to dividends declared after June 23, 2010.  In the current year, the Company has paid cash dividends totaling $3.8 million.  On August 26, 2010, the Company’s Board declared a quarterly cash dividend of 7.5 cents per share of common stock, payable on September 22, 2010 to shareholders of record at the close of business on September 7, 2010.

Additionally, on August 19, 2010, the Company announced that the Board authorized the Company to repurchase up to $25.0 million of its outstanding common stock from time to time, either on the open market or through privately negotiated transactions.

6.           Retirement Plan

The Company sponsors a frozen defined benefit plan.  The components of pension cost for each period are as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Interest cost	$529	$581	$1,058	$1,161
Expected return on plan assets	(556)	(501)	(1,112)	(1,002)
Net loss amortization	106	130	213	260
Net periodic pension cost	$79	$210	$159	$419

The Company’s funding policy is to make contributions to maintain the minimum funding requirements for its pension obligations in accordance with the Employee Retirement Income Security Act.  The Company may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover the short-term liquidity needs of the plan in order to maintain current invested positions.  During the current year, the Company contributed $1.2 million to the pension plan and may make additional contributions during the remainder of the year.

7.           Fair Value Measurements

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets (Unaudited) as of July 31, 2010 and August 1, 2009, subject to ASC 820, Fair Value Measurements, (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	July 31, 2010	(Level 1)	(Level 2)	(Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (1)(2)	$14,236	$14,236	$-	$-

Accrued expenses and other current liabilities:
Deferred non-employee director equity compensation plan liability (2)	$122	$122	$-	$-

	Balance as of	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	August 1, 2009	(Level 1)	(Level 2)	(Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (1)(2)	$12,380	$12,380	$-	$-

Accrued expenses and other current liabilities:
Deferred non-employee director equity compensation plan liability (2)	$239	$239	$-	$-

(1)	The Company has recorded in other long-term liabilities amounts related to these assets for the amount due to participants corresponding in value to the securities held in the grantor trust.
(2)
Using the market approach, the fair values of these items represent quoted market prices multiplied by the quantities held.  Net gains and losses related to the changes in fair value in the assets and liabilities under the various deferred compensation plans are recorded in selling, general and administrative expenses and were approximately nil for the twenty-six weeks ended July 31, 2010 and August 1, 2009.

The Company adopted the required provisions of ASC 820 for nonfinancial assets and nonfinancial liabilities as of February 1, 2009.  The Company performed a review of the performance of its stores during the second quarter using an undiscounted cash flow model.  The Company identified certain stores whose cash flow trends indicated that the carrying value of store property, equipment and leasehold improvements may not be fully recoverable and determined that impairment charges were necessary for the current quarter.  Key assumptions in determining future cash flows include, among other things, expected future operating performance and changes in economic conditions.  Store property, equipment and leasehold improvements are recorded at cost, which is the fair value at the acquisition date.

The following table shows the Company’s nonfinancial assets measured at fair value on a nonrecurring basis in the Condensed Consolidated Balance Sheets (Unaudited) as of July 31, 2010, subject to ASC 820 (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	July 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Store property, equipment and leasehold improvements (1)	$7,309	$-	$-	$7,309

(1)
In accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, store property, equipment and leasehold improvements with a carrying amount of $9.9 million were written down to their fair market value of $7.3 million, resulting in impairment charges of $2.6 million during the current year second quarter which are included in cost of sales and related buying, occupancy and distribution expenses in the Condensed Consolidated Statement of Operations (Unaudited).

Financial instruments not measured at fair value are cash and cash equivalents, payables and debt obligations.  At July 31, 2010, the Company believes that the carrying amount of debt obligations approximates fair value based on recent financing transactions for similar debt issuances.  The Company also believes that the Revolving Credit Facility approximates fair value since interest rates are adjusted to reflect current rates.

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

Forward-looking statements are based on various assumptions and factors that could cause actual results to differ materially from those in the forward-looking statements.  These factors include, but are not limited to, the ability of the Company and its subsidiary to maintain normal trade terms with vendors, the ability of the Company and its subsidiary to comply with the various covenant requirements contained in the Company's Revolving Credit Facility, the demand for apparel, and other factors.  The demand for apparel and sales volume can be affected by significant changes in economic conditions, including an economic downturn, employment levels in the Company’s markets, consumer confidence, energy and gasoline prices and other factors influencing discretionary consumer spending.  Other factors affecting the demand for apparel and sales volume include unusual weather patterns, an increase in the level of competition in the Company's market areas, competitors' marketing strategies, changes in fashion trends, changes in the average cost of merchandise purchased for resale, availability of product on normal payment terms and the failure to achieve the expected results of the Company's merchandising and marketing plans as well as its store opening plans. The occurrence of any of these factors could have a material and adverse impact on the Company’s business, financial condition, operating results, or liquidity. Most of these factors are difficult to predict accurately and are generally beyond the Company’s control.

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

General

Stage Stores is a Houston, Texas-based specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family. The Company's principal focus is on consumers in small and mid-sized markets which the Company believes are under-served and less competitive.  The Company differentiates itself from the competition in the small and mid-sized communities by offering consumers access to basic as well as fashionable brand name merchandise not typically carried by other retailers in the same market area.  In the highly competitive metropolitan markets, the Company competes against national department store chains, which similarly offer moderately priced, brand name and private label merchandise.  In these larger metropolitan markets, the Company differentiates itself by offering consumers a high level of customer service in smaller-sized stores in convenient locations as compared to the larger department stores with which it competes. At July 31, 2010, the Company operated 777 stores located in 39 states under the five names of Bealls, Goody’s, Palais Royal, Peebles and Stage.

In July 2009, the Company acquired the “Goody’s” name through the Goody’s bankruptcy auction.  A key component of the Company’s current expansion strategy is to use the Goody’s name in select markets in which there is a strong customer awareness and recognition of the name.  At July 31, 2010, the Company had 38 Goody’s branded stores and expects to open an additional 10 to 12 Goody’s stores during the last half of the current fiscal year.

The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements as included in the Form 10-K.

Results of Operations

The following table sets forth the results of operations as a percentage of sales for the periods indicated:

	Thirteen Weeks Ended (1)		Twenty-Six Weeks Ended (1)
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and related buying, occupancy
and distribution expenses	69.8	70.7	71.7	72.7
Gross profit	30.2	29.3	28.3	27.3

Selling, general and administrative expenses	25.0	24.5	24.8	24.8
Store opening costs	0.1	0.1	0.3	0.2
Interest expense, net	0.3	0.3	0.3	0.3
Income before income tax	4.8	4.3	2.9	2.0

Income tax expense	1.8	1.7	1.1	0.8
Net income	3.0%	2.7%	1.8%	1.2%

(1) Percentages may not foot due to rounding.

Thirteen Weeks Ended July 31, 2010 Compared to Thirteen Weeks Ended August 1, 2009

Sales for the thirteen weeks ended July 31, 2010 (the “current year second quarter”) increased 1.0% to $345.0 million from $341.7 million for the thirteen weeks ended August 1, 2009 (the “prior year second quarter”).

The sales increase was driven by the strength of the Company’s new stores, as comparable store sales, which are sales in stores that are open for at least 14 full months prior to the reporting period, decreased by 1.6% in the current year second quarter as compared to a 10.7% decrease in the prior year second quarter.  In the current year second quarter, new stores that were not in the comparable store base contributed sales of $10.7 million partly offset by a decline in comparable store sales of $5.5 million and loss of $1.9 million in sales from closed stores that were in operation during the prior year second quarter. The 1.6% decline in comparable store sales for the current year second quarter reflects a combination of a 6.1% increase in transactions, offset by decreases in average unit retail and units per transaction of 4.3% and 3.4%, respectively.

The Company considers its private label credit card program an important component of its retailing concept.  Trends in delinquency rates, average balances and credit limits provide insight into the financial condition of the Company’s core customers, particularly in times of difficult macroeconomic conditions.  During the current year second quarter, the 90 day and older delinquency rates for the Company’s private label credit card program improved as compared to the prior year second quarter. New accounts opened in the current year second quarter increased by 19.8% compared to the prior year second quarter.  The Company does not believe that the recent legislation regarding credit card fees will have a material impact on its results of operations or cash flows.

Texas and Louisiana, the Company’s top two volume states continued to trend below the Company’s comparable store sales trend. These two states accounted for approximately 50% of the Company’s comparable store sales during the current year second quarter.  The Company noted an improving sales trend in these two states in each month of the current year second quarter and believes that many of the challenges facing these states should abate as the year progresses.

Regionally, the Mid Atlantic, South East, South West, Mid West and North East regions had comparable store sales gains during the current year second quarter.  The South Central region, which is comprised of Texas, Louisiana, Oklahoma and Arkansas, was the Company’s weakest performing region during the current year second quarter.

With regard to comparable store sales by market size, the Company’s small markets (populations less than 50,000) outperformed stores in its mid-sized (populations of 50,000 to 150,000) and large markets (populations greater than 150,000).  Comparable store sales in the Company’s small markets increased 2.1% and continue to be the focus of the Company’s new stores expansion plans.

Key merchandise categories (i.e., those categories comprising greater than 5% of sales), which outperformed the Company’s average comparable store sales level were footwear, cosmetics, children’s, juniors and accessories. The Company continues to focus on growing its cosmetics line of business through the installation of Estee Lauder and Clinique counters, as four new Estee Lauder and thirteen new Clinique counters were opened during the current year second quarter.

The following is a summary of the changes in the components of cost of sales between the current year second quarter and the prior year second quarter, expressed as a percent of sales:

	Increase/ (Decrease) Q2
Merchandise cost of sales	(1.1	) %
Buying, occupancy and distribution expenses	0.2
Decrease in merchandise cost of sales and related buying,
occupancy and distribution expenses rate	(0.9	) %

Gross profit increased by 3.9% to $104.2 million for the current year second quarter from $100.2 million in the prior year second quarter.  Gross profit, as a percent of sales, increased to 30.2% in the current year second quarter from 29.3% in the prior year second quarter.  The merchandise cost of sales rate benefited from well managed inventory levels as compared to the prior year second quarter.  The increase in the buying, occupancy and distribution expenses was caused mainly by an increase in store depreciation expense and store occupancy due to increased store count and higher store impairment charges as compared to the prior year second quarter.

Selling, general and administrative (“SG&A”) expenses in the current year second quarter increased by $2.5 million, or 3.0%, to $86.4 million from $83.9 million in the prior year second quarter.  The Company operated 34 additional stores at the end of the current year second quarter as compared to the end of the prior year second quarter.  The deleveraging of SG&A expenses was primarily driven by investments in a store relamping program and store staffing in addition to significantly higher utility costs.  As a percent of sales, SG&A expenses increased to 25.0% in the current year second quarter from 24.5% in the prior year second quarter.

Store opening costs of $0.4 million in the current year second quarter include costs related to the opening of two new stores, reopening of a tornado-damaged store and the relocation of one store.  While no stores were opened or relocated during the prior year second quarter, the Company incurred $0.5 million in store opening costs. Store opening costs are expensed as incurred and include costs of stores opening in future quarters.

      Net interest expense was $1.0 million in the current year second quarter compared to $1.1 million in the prior year second quarter.  Interest expense is primarily comprised of interest on borrowings under the Revolving Credit Facility (see “Liquidity and Capital Resources”), related letters of credit and commitment fees, amortization of debt issue costs, interest on finance lease obligations and equipment financing notes. There were no borrowings on the Company’s Revolving Credit Facility in the current year second quarter, as compared to a weighted average Revolving Credit Facility balance of $0.1 million for the prior year second quarter.  Additionally, the weighted average amount of equipment financing notes outstanding was $37.8 million in the current year second quarter as compared to $45.6 million in the prior year second quarter.

The Company’s effective tax rate for the current year second quarter was 37.1%, resulting in tax expense of $6.1 million. This compares to income tax expense of $5.6 million in the prior year second quarter during which the effective tax rate was 38.3%.

As a result of the foregoing, the Company had net income of $10.3 million for the current year second quarter as compared to net income of $9.1 million for the prior year second quarter.

Twenty-Six Weeks Ended July 31, 2010 Compared to Twenty-Six Weeks Ended August 1, 2009

Sales for the twenty-six weeks ended July 31, 2010 (the “current year”) increased by 1.4% to $685.1 million from $675.3 million for the twenty-six weeks ended August 1, 2009 (the “prior year”).

The sales increase was driven by the strength of the Company’s new stores, as comparable store sales, which are sales in stores that are open for at least 14 full months prior to the reporting period, decreased by 1.1% in the current year as compared to a 9.9% decrease in the prior year.  In the current year, new stores that were not in the comparable store base contributed sales of $21.4 million, partially offset by a decline in comparable store sales of $7.6 million and a loss of $4.0 million in sales from closed stores that were in operation during the prior year.  The 1.1% decline in comparable store sales for the current year reflects a combination of a 5.1% increase in transactions, offset by decreases in average unit retail and units per transaction of 3.5% and 2.7%, respectively.

The Company considers its private label credit card program an important component of its retailing concept.  Trends in delinquency rates, average balances and credit limits provide insight into the financial condition of the Company’s core customers, particularly in times of difficult macroeconomic conditions.  During the current year, the 90 day and older delinquency rates for the Company’s private label credit card program improved as compared to the prior year.  Customers’ average balances increased as compared to last year and total credit limits were  flat to last year’s levels.  New accounts opened in the current year increased by 14.4% compared to the prior year.  The Company does not believe that the recent legislation regarding credit card fees will have a material impact on its results of operations or cash flows.

Texas and Louisiana, the Company’s top two volume states, continued to trend below the Company’s comparable store sales trend. These two states accounted for approximately 51% of the Company’s comparable store sales during the current year.  The Company believes that many of the challenges facing these states should abate as the year progresses.

Regionally, the Mid Atlantic, South East, South West, Mid West and North East regions had comparable store sales gains during the current year.  The South Central region, which is comprised of Texas, Louisiana, Oklahoma and Arkansas, was the Company’s weakest performing region.

With regard to comparable store sales by market size, the Company’s small markets (populations less than 50,000) outperformed stores in its mid-sized markets (populations of 50,000 to 150,000) and large markets (populations greater than 150,000).  Comparable store sales in the Company’s small markets increased 2.3% and continue to be the focus of the Company’s new stores expansion plans.

Key merchandise categories (i.e., those categories comprising greater than 5% of sales), which outperformed the Company’s average comparable store sales level, were footwear, cosmetics, juniors, children’s, accessories and young men’s.  The Company continues to focus on growing its cosmetics line of business through the installation of Estee Lauder and Clinique counters, as six new Estee Lauder and fifteen new Clinique counters were opened during the current year.

The following is a summary of the changes in the components of cost of sales between the current year and the prior year, expressed as a percent of sales:

	Increase/ (Decrease) YTD
Merchandise cost of sales	(0.8	) %
Buying, occupancy and distribution expenses	(0.2)
Decrease in merchandise cost of sales and related buying,
occupancy and distribution expenses rate	(1.0	) %

Gross profit increased 5.1% to $194.0 million for the current year from $184.7 million in the prior year.  Gross profit, as a percent of sales, was 28.3% in the current year and 27.3% in the prior year.  The decrease in the merchandise cost of sales rate benefited from well managed inventory levels and lower freight and shrink expense. The decrease in the buying, occupancy and distribution expense rate is primarily due to leverage from higher sales and lower distribution expenses.  Store occupancy and store depreciation costs were up due to the current year’s higher store count and higher store impairment charges as compared to the prior year.

SG&A expenses in the current year increased by $2.7 million, or 1.6%, to $170.2 million from $167.5 million in the prior year. The Company operated 34 additional stores at the end of the current year as compared to prior year.  The increase in SG&A expenses was primarily driven by investments in a store relamping program and store staffing, in addition to significantly higher utility costs as compared to the prior year.  As a percent of sales, the current year SG&A rate equaled last year’s rate of 24.8%.

Store opening costs in the current year of $1.8 million include costs related to the opening of 20 new stores, a reopened tornado-damaged store and the relocation of 2 stores.  During the prior year, the Company incurred $1.7 million in store opening costs related to 11 new stores opened and 12 stores relocated.  Store opening costs are expensed as incurred and include costs of stores opening in future quarters.

Net interest expense was $2.0 million in the current year compared to $2.3 million in the prior year.  Interest expense is primarily comprised of interest on borrowings under the Revolving Credit Facility (see “Liquidity and Capital Resources”), related letters of credit and commitment fees, amortization of debt issue costs, interest on finance lease obligations and equipment financing notes.  The decrease in interest expense is primarily due to having no borrowings on the Revolving Credit Facility in the current year, as compared to a weighted average Revolving Credit Facility balance of $2.3 million for the prior year.  Additionally, the weighted average amount of equipment financing notes outstanding was $39.3 million in the current year as compared to $46.9 million in the prior year.

The Company’s effective tax rate for the current year was 37.3%, which resulted in tax expense of $7.4 million.  This compares to income tax expense of $5.1 million in the prior year during which the effective tax rate was 38.3%.

As a result of the foregoing, the Company had a net income of $12.5 million for the current year as compared to net income of $8.2 million for the prior year.

Seasonality and Inflation

Historically, the Company's business is seasonal and sales are traditionally lower during the first three quarters of the fiscal year (February through October) and higher during the last quarter of the fiscal year (November through January).  The fourth quarter usually accounts for slightly more than 30% of the Company's annual sales, with the other quarters accounting for approximately 22% to 24% each.  Working capital requirements fluctuate during the year and generally reach their highest levels during the third and fourth quarters.  The Company does not believe that inflation had a material effect on its results of operations during the twenty-six weeks ended July 31, 2010 and August 1, 2009, respectively.  However, there can be no assurance that the Company's business will not be affected by inflation in the future.

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

Key components of the Company’s cash flows for the current year and the prior year are summarized below (in thousands):

	Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009
Net cash provided by (used in):
Operating activities	$16,989	$66,027
Investing activities	(17,193)	(23,726)
Financing activities	(10,484)	(7,399)

Operating Activities

During the current year, the Company generated $17.0 million in cash from operating activities.  Net income, adjusted for non-cash expenses, provided cash of approximately $46.3 million.  Changes in operating assets and liabilities used net cash of approximately $33.2 million, which included a $32.5 million increase in merchandise inventories and a $3.7 million increase in other assets partially offset by an increase in accounts payable and other liabilities of $3.0 million.  The increase in merchandise inventories in the current year is primarily due to the planned acceleration of back-to-school receipts into July and increases related to the higher number of stores and cosmetic counters in the current year as compared to the prior year.  Additionally, cash flows from operating activities included construction allowances from landlords of $3.9 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

During the prior year, the Company generated $66.0 million in cash from operating activities.  Net income, adjusted for non-cash expenses, provided cash of approximately $42.3 million.  Changes in operating assets and liabilities provided net cash of approximately $21.7 million, which included a $4.5 million decrease in merchandise inventories and a $1.7 million decrease in other assets.  Accounts payable and other liabilities increased $15.5 million.  Additionally, cash flows from operating activities included construction allowances from landlords of $2.0 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

Investing Activities

Capital expenditures were $17.2 million in the current year as compared to $24.3 million in the prior year.  For the current year, the Company opened 20 new stores, reopened a tornado-damaged store and relocated 2 stores, as compared to 11 new stores, including a reopened hurricane-damaged store and 12 stores relocated in the prior year.  As noted above, the Company received construction allowances from landlords of $3.9 million in the current year to fund a portion of the capital expenditures related to store leasehold improvements in new and relocated stores, while $2.0 million was received from landlords in the prior year.  These funds have been recorded as a deferred rent credit in the balance sheet and will be recorded as an offset to rent expense over the lease term commencing with the date the allowances were earned.

Management currently estimates that capital expenditures in 2010, net of construction allowances to be received from landlords, will be approximately $40.0 million.  The expenditures will principally be for the opening of new stores, store expansions, store relocations and store remodels.

Financing Activities

The Company has a $250.0 million senior secured revolving credit facility (the "Revolving Credit Facility") that matures on April 20, 2012.  The Revolving Credit Facility includes an uncommitted accordion feature to increase the size of the facility to $350.0 million.  Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement.  The daily interest rates under the Revolving Credit Facility are determined by a prime rate, or Eurodollar rate plus an applicable margin, as set forth in the Revolving Credit Facility agreement.  Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility.  The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements.  For the twenty-six weeks ended July 31, 2010, there were no borrowings under the Revolving Credit Facility.

The Company also issues letters of credit under its Revolving Credit Facility to support certain merchandise purchases and to collateralize retained risks and deductibles under various insurance programs.  At July 31, 2010, the Company had outstanding letters of credit totaling approximately $17.7 million.  These letters of credit expire within twelve months of issuance.  Excess borrowing availability under the Revolving Credit Facility at July 31, 2010, net of letters of credit outstanding, was $192.1 million.

The Revolving Credit Facility contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions.  At July 31, 2010, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility and expects to remain in compliance during fiscal 2010.

On June 14, 2010, the Company announced that its Board of Directors (“the Board”) approved a 50% increase in the Company’s quarterly cash dividend to 7.5 cents per share from the previous quarterly rate of 5 cents per share.  The new quarterly dividend rate of 7.5 cents per share is applicable to dividends declared after June 23, 2010.  In the current year, the Company has paid cash dividends totaling $3.8 million.  On August 26, 2010, the Company’s Board declared a quarterly cash dividend of 7.5 cents per share of common stock, payable on September 22, 2010 to shareholders of record at the close of business on September 7, 2010.

On August 19, 2010, the Company announced that the Board authorized the Company to repurchase up to $25.0 million of its outstanding common stock (“Stock Repurchase Program”) from time to time, either on the open market or through privately negotiated transactions.  The Stock Repurchase Program will be financed by the Company’s existing cash, cash flow and other liquidity sources, as appropriate.

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

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures.  Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2010.

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

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  There were no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                     LEGAL PROCEEDINGS

During the current year second quarter ended July 31, 2010, the Company did not have any material legal proceedings brought against it, its subsidiary or their properties.

ITEM 1A.                  RISK FACTORS

There have not been any material changes from the risk factors as previously disclosed in the Form 10-K.

ITEM 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s Board of Directors (“the Board”) granted the Company the authority to repurchase its outstanding common stock from time to time, either in the open market or through private negotiated transactions.  During the current year second quarter, the Company repurchased $6.8 million of its common stock using available proceeds from the exercise of stock options as well as the tax benefits that accrue to the Company from the exercise of stock options, stock appreciation rights and other equity grants.  The table below sets forth information regarding the Company’s purchases of its common stock during the current year second quarter:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

May 2, 2010 to May 29, 2010	483,185	$14.04	483,185	$-

May 30, 2010 to July 3, 2010	-	-	-	-

July 4, 2010 to July 31, 2010	-	-	-	-

Total	483,185	$14.04	483,185

           On August 19, 2010, the Company announced that the Board authorized the Company to repurchase up to $25.0 million of its outstanding common stock from time to time, either on the open market or through privately negotiated transactions.

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
10.1*#
Eighth Amendment to Amended and Restated Private Label Credit Card Program Agreement dated as of July 15, 2010, by and among Stage Stores, Inc., Specialty Retailers, Inc. and World Financial Network National Bank.

10.2†*	Form of Reelection Grant Restricted Stock Award Agreement (Director) under the Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan.
10.3†*	Form of Reelection Grant Restricted Stock Award Agreement (Director) under the Stage Stores, Inc. Amended and Restated 2008 Equity Incentive Plan.
24.1*	Power of Attorney: Director (Earl J. Hesterberg- Section 16 Filer).
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32*	Certification Pursuant to 18 U.S.C. Section 1350.

___________________________________________
* Filed electronically herewith
# Confidential portions filed separately with the Secretary of the Commission
† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAGE STORES, INC.

September 8, 2010	/s/ Andrew T. Hall
(Date)	Andrew T. Hall
President and Chief Executive Officer
(Principal Executive Officer)

September 8, 2010	/s/ Edward J. Record
(Date)	Edward J. Record
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)