Form 10-Q/A
period 2010-07-31
STAGE STORES INC
filed 2010-11-19
CIK 6885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q/A
Amendment No. 1

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Explanatory Note

We are filing this Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended July 31, 2010 as originally filed with the Securities and Exchange Commission on September 8, 2010 (the “Form 10-Q”).  The sole purpose of this Form 10-Q/A is to file an amended Exhibit 10.1. Certain portions of the information that was omitted from the Exhibit 10.1 that was originally filed with the Form 10-Q pursuant to a request for confidential treatment under Exchange Act Rule 24b-2 have now been included.  The new Exhibit 10.1 is the only change being made to the Form 10-Q.  This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

PART II – OTHER INFORMATION

ITEM 6.                           EXHIBITS

The following documents are the exhibits to this Form 10-Q/A.  For convenient reference, each exhibit is listed according to the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description
10.1#
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

_____________________________

# Filed electronically herewith.  Certain confidential portions have been omitted pursuant to a confidential treatment request that has been filed separately with the Securities and Exchange Commission.

† Management contract or compensatory plan or arrangement.
* Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAGE STORES, INC.

November 19, 2010	/s/ Andrew T. Hall
(Date)	Andrew T. Hall
President and Chief Executive Officer
(Principal Executive Officer)

November 19, 2010	/s/ Edward J. Record
(Date)	Edward J. Record
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)