Form 10-Q
period 2010-10-30
STAGE STORES INC
filed 2010-12-09
CIK 6885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2010

or

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

As of December 1, 2010, there were 36,619,008 shares of the registrant's common stock outstanding.

References to a particular year are to Stage Stores Inc.’s fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year.  For example, a reference to “2009” is a reference to the fiscal year ended January 30, 2010 and a reference to "2010" is a reference to the fiscal year ending January 29, 2011.  2009 and 2010 are 52-week years.

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

Stage Stores, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(Unaudited)
	October 30, 2010	January 30, 2010
ASSETS
Cash and cash equivalents	$45,476	$93,714
Merchandise inventories, net	420,078	306,360
Prepaid expenses and other current assets	29,647	27,095
Total current assets	495,201	427,169

Property, equipment and leasehold improvements, net	326,056	342,001
Intangible asset	14,910	14,910
Other non-current assets, net	17,965	16,351
Total assets	$854,132	$800,431

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$184,171	$100,602
Current portion of debt obligations	13,295	12,726
Accrued expenses and other current liabilities	67,523	69,688
Total current liabilities	264,989	183,016

Long-term debt obligations	28,449	38,492
Other long-term liabilities	101,885	102,877
Total liabilities	395,323	324,385

Commitments and contingencies

Common stock, par value $0.01, 100,000 shares authorized,
56,832 and 56,080 shares issued, respectively	568	561
Additional paid-in capital	512,756	501,800
Less treasury stock - at cost, 20,230 and 18,071 shares, respectively	(315,453)	(288,079)
Accumulated other comprehensive loss	(5,698)	(5,897)
Retained earnings	266,636	267,661
Total stockholders' equity	458,809	476,046
Total liabilities and stockholders' equity	$854,132	$800,431

  The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009

Net sales	$331,850	$324,944	$1,016,911	$1,000,247
Cost of sales and related buying, occupancy
and distribution expenses	255,260	251,396	746,276	742,019
Gross profit	76,590	73,548	270,635	258,228

Selling, general and administrative expenses	86,827	83,222	257,031	250,682
Store opening costs	1,189	1,174	3,024	2,825
Interest expense, net of income of $21 and $1
for the thirteen weeks and $71 and $77
for the thirty-nine weeks, respectively	937	1,079	2,979	3,378
(Loss) income before income tax	(12,363)	(11,927)	7,601	1,343

Income tax (benefit) expense	(5,498)	(4,608)	1,941	474
Net (loss) income	$(6,865)	$(7,319)	$5,660	$869

Basic and diluted (loss) earnings per share data:

Basic (loss) earnings per share	$(0.18)	$(0.19)	$0.15	$0.02
Basic weighted average shares outstanding	37,362	38,084	37,998	38,028

Diluted (loss) earnings per share	$(0.18)	$(0.19)	$0.15	$0.02
Diluted weighted average shares outstanding	37,362	38,084	38,318	38,403

  The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009
Cash flows from operating activities:
Net income	$5,660	$869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment of long-lived assets	45,953	45,053
Loss on retirements of property, equipment and leasehold improvements	307	-
Deferred income tax (benefits) expense	(86)	662
Tax benefits (deficiency) from stock-based compensation	966	(391)
Stock-based compensation expense	4,842	4,953
Amortization of debt issuance costs	224	218
Excess tax benefits from stock-based compensation	(1,936)	(129)
Deferred compensation obligation	65	93
Amortization of employee benefit related costs	320	390
Construction allowances from landlords	5,217	3,543
Changes in operating assets and liabilities:
Increase in merchandise inventories	(113,718)	(64,814)
(Increase) decrease in other assets	(4,495)	2,060
Increase in accounts payable and other liabilities	72,999	74,431
Total adjustments	10,658	66,069
Net cash provided by operating activities	16,318	66,938

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(28,049)	(36,110)
Proceeds from insurance and retirements of property, equipment and leasehold improvements	-	578
Net cash used in investing activities	(28,049)	(35,532)

Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	-	133,225
Payments of revolving credit facility borrowings	-	(133,225)
Proceeds from long-term debt obligations	-	1,585
Payments of long-term debt obligations	(9,474)	(8,805)
Repurchases of common stock	(27,374)	(289)
Proceeds from exercise of equity grants	5,090	891
Excess tax benefits from stock-based compensation	1,936	129
Cash dividends paid	(6,685)	(5,712)
Net cash used in financing activities	(36,507)	(12,201)
Net (decrease) increase in cash and cash equivalents	(48,238)	19,205

Cash and cash equivalents:
Beginning of period	93,714	26,278
End of period	$45,476	$45,483

Supplemental disclosures:
Interest paid	$2,845	$3,336
Income taxes paid	$2,434	$3,310
Unpaid liabilities for capital expenditures	$5,812	$3,082

  The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statement of Stockholders' Equity
For the Thirty-Nine Weeks Ended October 30, 2010
(in thousands, except per share amount)
(Unaudited)

						Accumulated
	Common		Additional	Treasury		Other
	Stock		Paid-in	Stock		Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total

Balance, January 30, 2010	56,080	$561	$501,800	(18,071)	$(288,079)	$(5,897)	$267,661	$476,046

Net income	-	-	-	-	-	-	5,660	5,660
Amortization of employee benefit
related costs, net of tax of $0.1 million	-	-	-	-	-	199	-	199
Comprehensive income								5,859

Dividends on common stock,
$0.175 per share	-	-	-	-	-	-	(6,685)	(6,685)
Deferred compensation	-	-	65	-	(65)	-	-	-
Repurchases of common stock	-	-	-	(2,159)	(27,218)	-	-	(27,218)
Stock options and SARs exercised	677	7	4,978	-	-	-	-	4,985
Issuance of stock awards, net	75	-	105	-	(91)	-	-	14
Stock-based compensation expense	-	-	4,842	-	-	-	-	4,842
Tax benefit from stock-based
compensation	-	-	966	-	-	-	-	966

Balance, October 30, 2010	56,832	$568	$512,756	(20,230)	$(315,453)	$(5,698)	$266,636	$458,809

  The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.           Basis of Presentation

The accompanying Condensed Consolidated Financial Statements (Unaudited) of Stage Stores, Inc. and subsidiary (“Stage Stores” or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) for complete financial statements.  Those adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made.  The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year.  The Condensed Consolidated Financial Statements (Unaudited) should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto filed with Stage Stores’ Annual Report on Form 10-K for the year ended January 30, 2010.  References to a particular year are to Stage Stores’ fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year.  For example, a reference to “2009” is a reference to the fiscal year ended January 30, 2010 and a reference to "2010" is a reference to the fiscal year ending January 29, 2011.  References to “current year” pertain to the thirty-nine weeks ended October 30, 2010, and references to “prior year” pertain to the thirty-nine weeks ended October 31, 2009.

Stage Stores is a Houston, Texas-based regional, specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family.  As of October 30, 2010, the Company operated 788 stores located in 39 states.  The Company operates its stores under the five names of Bealls, Goody’s, Palais Royal, Peebles and Stage.

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

The following table summarizes stock-based compensation expense by type of grant for the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009 (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Stock options and SARs	$993	$882	$2,749	$2,874
Non-vested stock	350	276	992	827
Performance shares	541	501	1,101	1,252
Total compensation expense	1,884	1,659	4,842	4,953
Related tax benefit	(716)	(635)	(1,840)	(1,897)
	$1,168	$1,024	$3,002	$3,056

As of October 30, 2010, the Company had unrecognized compensation cost of $12.9 million related to stock-based compensation awards granted.  That cost is expected to be recognized over a weighted average period of 2.4 years.

The following table provides the significant weighted average assumptions used in determining the estimated fair value, at the date of grant under the Black-Scholes option-pricing model, of SARs granted in the thirty-nine weeks ended October 30, 2010 and October 31, 2009:

	Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009

Expected volatility	62.1% - 63.7%	59.4% - 61.6%
Weighted average volatility	62.2%	59.4%
Risk-free rate	1.2% - 2.3%	1.6% - 2.0%
Expected life (in years)	4.3	4.1
Expected dividend yield	1.3% - 2.3%	1.6% - 2.1%

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

Stock Options and SARs

The right to exercise stock options and SARs generally vest over four years from the date of grant, with 25% vesting at the end of each of the first four years following the date of grant.  Stock options and SARs are settled by issuance of common stock.  Options issued prior to January 29, 2005 will generally expire, if not exercised, within ten years from the date of the grant, while stock options and SARs granted after that date generally expire, if not exercised, within seven years from the date of grant.  The weighted average grant date fair value for SARs granted during the thirty-nine weeks ended October 30, 2010 and October 31, 2009 was $6.74 and $4.02, respectively.

The following table summarizes information about stock options and SARs outstanding under the Equity Incentive Plans as of October 30, 2010 and changes during the thirty-nine weeks ended October 30, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 30, 2010	4,624,440	$14.03
Granted	1,008,000	14.65
Exercised	(677,220)	7.36
Forfeited	(535,152)	16.80
Outstanding at October 30, 2010	4,420,068	$14.85	4.3	$5,613

Vested or expected to vest at October 30, 2010	4,006,005	$14.99	4.1	$5,067

Exercisable at October 30, 2010	2,349,753	$15.97	3.1	$2,886

The following table summarizes information about non-vested stock option awards and SARs outstanding as of October 30, 2010 and changes during the thirty-nine weeks ended October 30, 2010:

Stock Options/SARs	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at January 30, 2010	1,902,848	$4.86
Granted	1,008,000	6.74
Vested	(655,158)	5.45
Forfeited	(185,375)	5.32
Non-vested at October 30, 2010	2,070,315	$5.55

The aggregate intrinsic value of stock options and SARs, defined as the amount by which the market price of the underlying stock on the date of exercise exceeds the exercise price of the award, exercised during the thirty-nine weeks ended October 30, 2010 and October 31, 2009 was $5.2 million and $0.3 million, respectively.

Non-vested Stock

The Company has granted shares of non-vested stock to members of management and independent directors.  The non-vested stock converts one for one to common stock at the end of the vesting period at no cost to the recipient to whom it is awarded.

The following table summarizes information about non-vested stock granted by the Company as of October 30, 2010 and changes during the thirty-nine weeks ended October 30, 2010:

Non-vested Stock	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 30, 2010	208,221	$13.51
Granted	133,571	12.48
Vested	(52,513)	18.28
Forfeited	(15,513)	14.00
Outstanding at October 30, 2010	273,766	$12.07

The aggregate intrinsic value of non-vested stock that vested during the current year was $0.7 million.  The payment of the employees’ tax liability for a portion of the vested shares was satisfied by withholding shares with a fair value equal to the tax liability.  As a result, the actual number of shares issued was 51,513.

Performance Shares

The Company has granted performance shares to members of senior management, at no cost to the recipient, as a means of rewarding them for the Company’s long-term performance based on shareholder return performance measures.  The actual number of shares that could be issued ranges from zero to a maximum of two times the number of granted shares outstanding as reflected in the table below.  The actual number of shares issued is determined by the Company’s shareholder return performance relative to a specific group of companies over a three-year performance cycle.  Compensation expense, which is recorded ratably over the vesting period, is based on the fair value at grant date and the anticipated number of shares of the Company’s common stock, which is determined on a Monte Carlo probability model.  Grant recipients do not have any shareholder rights until the granted shares have been issued.

The following table summarizes information about the performance shares that remain outstanding as of October 30, 2010:

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

3.           Debt Obligations

Debt obligations as of October 30, 2010 and January 30, 2010 consist of the following (in thousands):

	October 30, 2010	January 30, 2010
Equipment financing	$33,975	$43,032
Finance lease obligations	7,769	8,186
Total debt obligations	41,744	51,218
Less: Current portion of debt obligations	13,295	12,726
Long-term debt obligations	$28,449	$38,492

           The Company has a $250.0 million senior secured revolving credit facility (the "Revolving Credit Facility") that matures on April 20, 2012.  The Revolving Credit Facility includes an uncommitted accordion feature to increase the size of the facility to $350.0 million.  Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement.  The daily interest rates under the Revolving Credit Facility are determined by a prime rate, or Eurodollar rate plus an applicable margin, as set forth in the Revolving Credit Facility agreement.  Inventory and cash and cash equivalents are pledged as collateral under Revolving Credit Facility.  The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements.  For the thirty-nine weeks ended October 30, 2010, there were no borrowings under the Revolving Credit Facility.

The Company also issues letters of credit under its Revolving Credit Facility to support certain merchandise purchases and to collateralize retained risks and deductibles under various insurance programs.  At October 30, 2010, the Company had outstanding letters of credit totaling approximately $11.1 million.  These letters of credit expire within twelve months of issuance.  Excess borrowing availability under the Revolving Credit Facility at October 30, 2010, net of letters of credit outstanding, was $238.8 million.

The Revolving Credit Facility contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions.  At October 30, 2010, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility and expects to remain in compliance during fiscal year 2010.

4.           Earnings per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the measurement period.  Diluted earnings per share is computed using the weighted average number of common shares and all potentially dilutive common share equivalents outstanding during the measurement period.  For the thirteen weeks ended October 30, 2010 and October 31, 2009, 234,000 and 423,000 shares, respectively, attributable to stock options, SARs and non-vested stock grants would have been considered dilutive securities but were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive due to the net loss for the reported period.  The following table summarizes the components used to determine total diluted shares (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Basic weighted average shares outstanding	37,362	38,084	37,998	38,028
Effect of dilutive securities:
Stock options, SARs and non-vested stock grants	-	-	320	375
Diluted weighted average shares outstanding	37,362	38,084	38,318	38,403

The following table illustrates the number of stock options and SARs that were outstanding, but not included in the computation of diluted earnings per share because the exercise price of the stock options and SARs was greater than the average market price of the Company’s common shares (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009

Number of anti-dilutive stock options and SARs outstanding	3,115	2,617	2,888	2,646

5.           Stockholders’ Equity

 On June 14, 2010, the Company announced that its Board of Directors (the “Board”) approved a 50% increase in the Company’s quarterly cash dividend to 7.5 cents per share from the previous quarterly rate of 5 cents per share.  The new quarterly dividend rate of 7.5 cents per share is applicable to dividends declared after June 23, 2010.  In the current year, the Company has paid cash dividends totaling $6.7 million.  On November 24, 2010, the Company’s Board declared a quarterly cash dividend of 7.5 cents per share of common stock, payable on December 22, 2010 to shareholders of record at the close of business on December 7, 2010.

On August 19, 2010, the Company announced that the Board approved a Stock Repurchase Program which authorizes the Company to repurchase up to $25.0 million of its outstanding common stock (the “2010 Repurchase Program”) from time to time, either on the open market or through privately negotiated transactions.  During the current year third quarter, the Company repurchased 1.7 million shares for approximately $20.4 million using funds available to the Company under the 2010 Repurchase Program.  The Company has approximately $4.6 million remaining under the 2010 Repurchase Program and expects to continue repurchasing shares from time to time as market conditions warrant.  In addition, during the current year second quarter, the Company repurchased a total of 0.5 million shares for approximately $6.8 million using proceeds available from the exercise of stock options, as well as the tax benefits that accrue to the Company from the exercise of stock options and SARs and from other equity grants.

6.           Retirement Plan

The Company sponsors a frozen defined benefit plan.  The components of pension cost for each period are as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Interest cost	$529	$580	$1,587	$1,741
Expected return on plan assets	(556)	(501)	(1,668)	(1,503)
Net loss amortization	107	130	320	390
Net periodic pension cost	$80	$209	$239	$628

The Company’s funding policy is to make contributions to maintain the minimum funding requirements for its pension obligations in accordance with the Employee Retirement Income Security Act.  The Company may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover the short-term liquidity needs of the plan in order to maintain current invested positions.  During the current year, the Company contributed $1.4 million to the pension plan and may make additional contributions during the remainder of the year.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets (Unaudited) as of October 30, 2010 and January 30, 2010, subject to ASC 820, Fair Value Measurements, (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	October 30, 2010	(Level 1)	(Level 2)	(Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (1)(2)	$15,412	$15,412	$-	$-

Accrued expenses and other current liabilities:
Deferred non-employee director equity compensation plan liability (2)	$148	$148	$-	$-

	Balance as of	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	January 30, 2010	(Level 1)	(Level 2)	(Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (1)(2)	$13,325	$13,325	$-	$-

Accrued expenses and other current liabilities:
Deferred non-employee director equity compensation plan liability (2)	$290	$290	$-	$-

(1)	The Company has recorded in other long-term liabilities amounts related to these assets for the amount due to participants corresponding in value to the securities held in the grantor trust.
(2)
Using the market approach, the fair values of these items represent quoted market prices multiplied by the quantities held.  Net gains and losses related to the changes in fair value in the assets and liabilities under the various deferred compensation plans are recorded in selling, general and administrative expenses and were approximately nil for the thirty-nine weeks ended October 30, 2010 and for the fiscal year ended January 30, 2010, respectively.

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

The following table shows the Company’s nonfinancial assets measured at fair value on a nonrecurring basis in the Condensed Consolidated Balance Sheets (Unaudited) as of October 30, 2010, subject to ASC 820 (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	October 30, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Store property, equipment and leasehold improvements (1)	$7,076	$-	$-	$7,076

(1)
In accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, store property, equipment and leasehold improvements with a carrying amount of $9.7 million were written down to their fair market value of $7.1 million, resulting in impairment charges of $2.6 million during the current year which are included in cost of sales and related buying, occupancy and distribution expenses in the Condensed Consolidated Statement of Operations (Unaudited).

Financial instruments not measured at fair value are cash and cash equivalents, payables and debt obligations.  At October 30, 2010, the Company believes that the carrying amount of debt obligations approximates fair value based on recent financing transactions for similar debt issuances.  The Company also believes that the Revolving Credit Facility approximates fair value since interest rates are adjusted to reflect current rates.

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

General

Stage Stores is a Houston, Texas-based specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family. The Company's principal focus is on consumers in small and mid-sized markets which the Company believes are under-served and less competitive.  The Company differentiates itself from the competition in the small and mid-sized communities by offering consumers access to basic as well as fashionable brand name merchandise not typically carried by other retailers in the same market area.  In the highly competitive metropolitan markets, the Company competes against national department store chains, which similarly offer moderately priced, brand name and private label merchandise.  In these larger metropolitan markets, the Company differentiates itself by offering consumers a high level of customer service in smaller-sized stores in convenient locations as compared to the larger department stores with which it competes. At October 30, 2010, the Company operated 788 stores located in 39 states under the five names of Bealls, Goody’s, Palais Royal, Peebles and Stage.

In July 2009, the Company acquired the “Goody’s” name through the Goody’s bankruptcy auction.  A key component of the Company’s current expansion strategy is to use the Goody’s name in select markets in which there is a strong customer awareness and recognition of the name.  At October 30, 2010, the Company had 62 Goody’s branded stores and expects to rebrand and open an additional 9 Goody’s stores during the last quarter of the current fiscal year.

The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements as included in the Form 10-K.

Results of Operations

The following table sets forth the results of operations as a percentage of sales for the periods indicated:

	Thirteen Weeks Ended (1)				Thirty-Nine Weeks Ended (1)
	October 30, 2010		October 31, 2009		October 30, 2010	October 31, 2009

Net sales	100.0%		100.0%		100.0%	100.0%
Cost of sales and related buying, occupancy
and distribution expenses	76.9		77.4		73.4	74.2
Gross profit	23.1		22.6		26.6	25.8

Selling, general and administrative expenses	26.2		25.6		25.3	25.1
Store opening costs	0.4		0.4		0.3	0.3
Interest expense, net	0.3		0.3		0.3	0.3
(Loss) income before income tax	(3.7)		(3.7)		0.7	0.1

Income tax (benefit) expense	(1.7)		(1.4)		0.2	0.0
Net (loss) income	(2.1	) %	(2.3	) %	0.6%	0.1%

(1) Percentages may not foot due to rounding.

Thirteen Weeks Ended October 30, 2010 Compared to Thirteen Weeks Ended October 31, 2009

Sales for the thirteen weeks ended October 30, 2010 (the “current year third quarter”) increased 2.1% to $331.8 million from $324.9 million for the thirteen weeks ended October 31, 2009 (the “prior year third quarter”).

The sales increase was driven by the strength of the Company’s new stores, as comparable store sales, which are sales in stores that are open for at least 14 full months prior to the reporting period, decreased by 0.3% in the current year third quarter as compared to a 5.4% decrease in the prior year third quarter.  In the current year third quarter, new stores that were not in the comparable store base contributed sales of $8.1 million partly offset by a decline in comparable store sales of $0.8 million and loss of $0.4 million in sales from closed stores that were in operation during the prior year third quarter.  The 0.3% decline in comparable store sales for the current year third quarter reflects a combination of a 7.9% increase in transactions, offset by decreases in average unit retail and units per transaction of 5.7% and 2.5%, respectively.

The Company considers its private label credit card program an important component of its retailing concept.  Trends in delinquency rates, average balances and credit limits provide insight into the financial condition of the Company’s core customers, particularly in times of difficult macroeconomic conditions.  During the current year third quarter, the 90 day and older delinquency rates for the Company’s private label credit card program improved as compared to the prior year third quarter.  Though the private label credit card sales penetration decreased by 1.9% as compared to the prior year third quarter, new accounts opened in the current year third quarter increased by 23.1% compared to the prior year third quarter.

Regionally, the South East, South West, Mid West and North East regions had comparable store sales gains during the current year third quarter.  The South Central region, which is comprised of Texas, Louisiana, Oklahoma and Arkansas, was the Company’s weakest performing region during the current year third quarter.

With regard to comparable store sales by market size, the Company’s small markets (populations less than 50,000) outperformed stores in its mid-sized (populations of 50,000 to 150,000) and large markets (populations greater than 150,000).  Comparable store sales in the Company’s small markets increased 1.6% and continue to be the focus of the Company’s new stores expansion plans.

Key merchandise categories (i.e., those categories comprising greater than 5% of sales), which outperformed the Company’s current year third quarter average comparable store sales level, were footwear, cosmetics, accessories and juniors.  The Company continues to focus on growing its cosmetics line of business through the installation of Estee Lauder and Clinique counters, as two new Estee Lauder and two new Clinique counters were opened during the current year third quarter, which raised the total number of counters to 176 and 169, respectively.

The following is a summary of the changes in the components of cost of sales between the current year third quarter and the prior year third quarter, expressed as a percent of sales:

	Q3 Increase/ (Decrease)
Merchandise cost of sales	0.1%
Buying, occupancy and distribution expenses	(0.6)
Decrease in merchandise cost of sales and related buying,
occupancy and distribution expenses rate	(0.5	) %

Gross profit increased 4.1% to $76.6 million for the current year third quarter from $73.5 million in the prior year third quarter.  Gross profit, as a percent of sales, increased to 23.1% in the current year third quarter from 22.6% in the prior year third quarter.  The increase in gross profit dollars is due to both increased sales and a 0.5% lower cost of sales rate in the current year third quarter.  The increase in the merchandise cost of sales rate is a result of higher sales of clearance merchandise in the current year third quarter and a more promotional environment.  The decrease in the buying, occupancy and distribution expense rate reflects both improved leverage from higher sales and lower buying, occupancy and distribution expenses

Selling, general and administrative (“SG&A”) expenses in the current year third quarter increased by $3.6 million, or 4.3%, to $86.8 million from $83.2 million in the prior year third quarter.  As a percent of sales, SG&A expenses increased to 26.2% in the current year third quarter from 25.6% in the prior year third quarter.  The Company operated 30 net additional stores at the end of the current year third quarter as compared to the end of the prior year third quarter.  The increase in SG&A expenses is primarily due to higher store payroll, utility and advertising costs.

Store opening costs of $1.2 million in the current year third quarter include costs related to the opening of 12 new stores during the current year third quarter.  During the prior year third quarter, the Company incurred $1.2 million in store opening costs related to 16 new stores opened.  Store opening costs are expensed as incurred and include costs of stores opening in future quarters.

Net interest expense was $0.9 million in the current year third quarter compared to $1.1 million in the prior year third quarter.  Interest expense is primarily comprised of interest on borrowings under the Revolving Credit Facility (see “Liquidity and Capital Resources”), related letters of credit and commitment fees, amortization of debt issue costs, interest on finance lease obligations and equipment financing notes.  The decrease in interest expense is primarily due to a lower average amount of equipment financing notes in the current year third quarter.  The weighted average balance on the Company’s equipment financing notes outstanding was $34.9 million in the current year third quarter as compared to $42.8 million in the prior year third quarter.

The Company’s effective tax rate for the current year third quarter was 44.5%, resulting in a tax benefit of $5.5 million.  This compares to an income tax benefit of $4.6 million in the prior year third quarter during which the effective tax rate was 38.6%.  The current year third quarter benefited from reductions in the estimates of state income taxes and deferred income taxes of approximately $0.8 million.  The effective tax rate for the fourth quarter is expected to be approximately 38.0%.

As a result of the foregoing, the Company had a net loss of $6.9 million for the current year third quarter as compared to a net loss of $7.3 million for the prior year third quarter.

Thirty-Nine Weeks Ended October 30, 2010 Compared to Thirty-Nine Weeks Ended October 31, 2009

Sales for the thirty-nine weeks ended October 30, 2010 (the “current year”) increased 1.7% to $1,016.9 million from $1,000.2 million for the thirty-nine weeks ended October 31, 2009 (the “prior year”).

The sales increase was driven by the strength of the Company’s new stores, as comparable store sales, which are sales in stores that are open for at least 14 full months prior to the reporting period, decreased by 0.9% in the current year as compared to an 8.4% decrease in the prior year.  In the current year, new stores that were not in the comparable store base contributed sales of $29.5 million, partially offset by a decline in comparable store sales of $8.4 million and loss of $4.4 million in sales from closed stores that were in operation during the prior year.  The 0.9% decline in comparable store sales for the current year reflects a combination of a 6.0% increase in transactions, offset by decreases in average unit retail and units per transaction of 4.3% and 2.6%, respectively.

The Company considers its private label credit card program an important component of its retailing concept.  Trends in delinquency rates, average balances and credit limits provide insight into the financial condition of the Company’s core customers, particularly in times of difficult macroeconomic conditions.  During the current year, the 90 day and older delinquency rates for the Company’s private label credit card program improved as compared to the prior year.  Though the private label credit card sales penetration decreased by 1.7% as compared to the prior year, new accounts opened in the current year increased by 21.9% compared to the prior year.

Regionally, the Mid Atlantic, South East, South West, Mid West and North East regions had comparable store sales gains during the current year.  The South Central region, which is comprised of Texas, Louisiana, Oklahoma and Arkansas, was the Company’s weakest performing region.

With regard to comparable store sales by market size, the Company’s small markets (populations less than 50,000) outperformed stores in its mid-sized markets (populations of 50,000 to 150,000) and large markets (populations greater than 150,000).  Comparable store sales in the Company’s small markets increased 2.0% and continue to be the focus of the Company’s new stores expansion plans.

Key merchandise categories (i.e., those categories comprising greater than 5% of sales), which outperformed the Company’s current year average comparable store sales level, were footwear, children’s, cosmetics, accessories, juniors and young men’s.  The Company continues to focus on growing its cosmetics line of business through the installation of Estee Lauder and Clinique counters, as eight new Estee Lauder and seventeen new Clinique counters were opened during the current year, which raised the total number of counters to 176 and 169, respectively.

The following is a summary of the changes in the components of cost of sales between the current year and the prior year, expressed as a percent of sales:

	YTD Decrease
Merchandise cost of sales	(0.5	) %
Buying, occupancy and distribution expenses	(0.3)
Decrease in merchandise cost of sales and related buying,
occupancy and distribution expenses rate	(0.8	) %

Gross profit increased 4.8% to $270.6 million for the current year from $258.2 million in the prior year.  Gross profit, as a percent of sales, was 26.6% in the current year and 25.8% in the prior year.  The decrease in merchandise cost of sales rate benefited from lower freight and shrink expense.  The decrease in the buying, occupancy and distribution expense rate is primarily due to leverage from higher sales, lower occupancy and distribution costs, offset by higher store depreciation expense which related to higher store impairment charges as compared to the prior year.

SG&A expenses in the current year increased by $6.3 million, or 2.5%, to $257.0 million from $250.7 million in the prior year.  As a percent of sales, the current year SG&A rate increased to 25.3% in the current year from 25.1% in the prior year.  The Company operated 30 net additional stores at the end of the current year as compared to prior year.  The increase in SG&A expenses was primarily driven by higher store payroll, utility, relocation and advertising costs.

Store opening costs of $3.0 million in the current year include costs related to the opening of 32 new stores, a reopened tornado-damaged store and the relocation of 2 stores.  During the prior year, the Company incurred $2.8 million in store opening costs related to the opening of 26 new stores, a reopened hurricane-damaged store and the relocation of 9 stores.  Store opening costs are expensed as incurred and include costs of stores opening in future quarters.

Net interest expense was $3.0 million in the current year compared to $3.4 million in the prior year.  Interest expense is primarily comprised of interest on borrowings under the Revolving Credit Facility (see “Liquidity and Capital Resources”), related letters of credit and commitment fees, amortization of debt issue costs, interest on finance lease obligations and equipment financing notes.  The decrease in interest expense is due to having no borrowings on the Revolving Credit Facility in the current year, as compared to a weighted average Revolving Credit Facility balance of $0.7 million in the prior year, coupled with a lower average amount of equipment financing notes in the current year.  The weighted average balance on the Company’s equipment financing notes outstanding was $37.9 million in the current year as compared to $45.5 million in the prior year.

The Company’s effective tax rate for the current year was 25.5%, which resulted in tax expense of $1.9 million.  This compares to income tax expense of $0.5 million in the prior year during which the effective tax rate was 35.3%.  The current year benefited from reductions in the estimates of state income taxes and deferred income taxes of approximately $1.0 million.  The effective tax rate for the fourth quarter is expected to be approximately 38.0%.

As a result of the foregoing, the Company had net income of $5.7 million for the current year as compared to net income of $0.9 million for the prior year.

Seasonality and Inflation

Historically, the Company's business is seasonal and sales are traditionally lower during the first three quarters of the fiscal year (February through October) and higher during the last quarter of the fiscal year (November through January).  The fourth quarter usually accounts for slightly more than 30% of the Company's annual sales, with the other quarters accounting for approximately 22% to 24% each.  Working capital requirements fluctuate during the year and generally reach their highest levels during the third and fourth quarters.  The Company does not believe that inflation had a material effect on its results of operations during the thirty-nine weeks ended October 30, 2010 and October 31, 2009, respectively.  However, there can be no assurance that the Company's business will not be affected by inflation in the future.

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

Key components of the Company’s cash flows for the current year and the prior year are summarized below (in thousands):

	Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009
Net cash provided by (used in):
Operating activities	$16,318	$66,938
Investing activities	(28,049)	(35,532)
Financing activities	(36,507)	(12,201)

Operating Activities

During the current year, the Company generated $16.3 million in cash from operating activities.  Net income, adjusted for non-cash expenses, provided cash of approximately $56.3 million.  Changes in operating assets and liabilities used net cash of approximately $45.2 million, which included a $113.7 million increase in merchandise inventories due to the seasonal build in inventories and a $4.5 million increase in other assets, offset by an increase in accounts payable and other liabilities of $73.0 million.  Additionally, cash flows from operating activities included construction allowances from landlords of $5.2 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

During the prior year, the Company generated $66.9 million in cash from operating activities.  Net income, adjusted for non-cash expenses, provided cash of approximately $51.7 million.  Changes in operating assets and liabilities provided net cash of approximately $11.7 million, which included a $64.8 million increase in merchandise inventories and a $2.1 million decrease in other assets.  Accounts payable and other liabilities increased $74.4 million.  Additionally, cash flows from operating activities included construction allowances from landlords of $3.5 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

Investing Activities

Capital expenditures were $28.0 million in the current year as compared to $36.1 million in the prior year.  For the current year, the Company opened 32 new stores, reopened a tornado-damaged store and relocated 2 stores, as compared to 26 new stores, a reopened hurricane-damaged store and 9 stores relocated in the prior year.  As noted above, the Company received construction allowances from landlords of $5.2 million in the current year to fund a portion of the capital expenditures related to store leasehold improvements in new and relocated stores, while $3.5 million was received from landlords in the prior year.  These funds have been recorded as a deferred rent credit in the balance sheet and will be recorded as an offset to rent expense over the lease term commencing with the date the allowances were earned.

Management currently estimates that capital expenditures in 2010, net of construction allowances to be received from landlords, will be approximately $35.0 million.  The expenditures will principally be for the opening of new stores, store expansions, store relocations and store remodels.

Financing Activities

The Company has a $250.0 million senior secured revolving credit facility (the "Revolving Credit Facility") that matures on April 20, 2012.  The Revolving Credit Facility includes an uncommitted accordion feature to increase the size of the facility to $350.0 million.  Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement.  The daily interest rates under the Revolving Credit Facility are determined by a prime rate, or Eurodollar rate plus an applicable margin, as set forth in the Revolving Credit Facility agreement.  Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility.  The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements.  For the thirty-nine weeks ended October 30, 2010, there were no borrowings under the Revolving Credit Facility.

The Company also issues letters of credit under its Revolving Credit Facility to support certain merchandise purchases and to collateralize retained risks and deductibles under various insurance programs.  At October 30, 2010, the Company had outstanding letters of credit totaling approximately $11.1 million.  These letters of credit expire within twelve months of issuance.  Excess borrowing availability under the Revolving Credit Facility at October 30, 2010, net of letters of credit outstanding, was $238.8 million.

The Revolving Credit Facility contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions.  At October 30, 2010, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility and expects to remain in compliance during fiscal year 2010.

 On June 14, 2010, the Company announced that its Board of Directors (the “Board”) approved a 50% increase in the Company’s quarterly cash dividend to 7.5 cents per share from the previous quarterly rate of 5 cents per share.  The new quarterly dividend rate of 7.5 cents per share is applicable to dividends declared after June 23, 2010.  In the current year, the Company has paid cash dividends totaling $6.7 million.  On November 24, 2010, the Company’s Board declared a quarterly cash dividend of 7.5 cents per share of common stock, payable on December 22, 2010 to shareholders of record at the close of business on December 7, 2010.

On August 19, 2010, the Company announced that the Board approved a Stock Repurchase Program which authorizes the Company to repurchase up to $25.0 million of its outstanding common stock (the “2010 Repurchase Program”) from time to time, either on the open market or through privately negotiated transactions.  During the current year third quarter, the Company repurchased 1.7 million shares for approximately $20.4 million using funds available to the Company under the 2010 Repurchase Program.  The Company has approximately $4.6 million remaining under the 2010 Repurchase Program and expects to continue repurchasing shares from time to time as market conditions warrant.  In addition, during the current year second quarter, the Company repurchased a total of 0.5 million shares for approximately $6.8 million using proceeds available from the exercise of stock options, as well as the tax benefits that accrue to the Company from the exercise of stock options and SARs and from other equity grants.

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

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures.  Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of October 30, 2010.

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

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  There were no changes in the Company’s internal control over financial reporting during the quarter ended October 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

During the current year third quarter ended October 30, 2010, the Company did not have any material legal proceedings brought against it, its subsidiary or their properties.

ITEM 1A.               RISK FACTORS

There have not been any material changes from the risk factors as previously disclosed in the Form 10-K.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 19, 2010, the Company announced that its Board of Directors approved a new Stock Repurchase Program which authorizes the Company to repurchase up to $25.0 million of its outstanding common stock (the “2010 Repurchase Program”) from time to time, either on the open market or through privately negotiated transactions.  During the current year third quarter, the Company repurchased 1.7 million shares for approximately $20.4 million using funds available to the Company under the 2010 Repurchase Program.  The Company has approximately $4.6 million remaining under the 2010 Repurchase Program and expects to continue repurchasing shares from time to time as market conditions warrant.  The table below sets forth information regarding the Company’s repurchases of its common stock during the current year third quarter:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

August 1, 2010 to August 28, 2010	323,649	$11.42	323,649	$21,303,919

August 29, 2010 to October 2, 2010	1,202,081	12.31	1,202,081	6,511,479

October 3, 2010 to October 30, 2010	149,576	12.90	149,576	4,581,858

Total	1,675,306	$12.19	1,675,306

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                  (REMOVED AND RESERVED)

None.

ITEM 5.                  OTHER INFORMATION

None.

ITEM 6.                  EXHIBITS

The following documents are the exhibits to this Form 10-Q.  For convenient reference, each exhibit is listed according to the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description
10.1†*	Employment Agreement between Andrew Hall and Stage Stores, Inc. dated August 6, 2010.
10.2†*	Employment Agreement between Richard Maloney and Stage Stores, Inc. dated August 6, 2010.
10.3†*	Employment Agreement between Ronald Lucas and Stage Stores, Inc. dated August 6, 2010.

10.4†*	Employment Agreement between Joanne Swartz and Stage Stores, Inc. dated August 6, 2010.
10.5†*	Employment Agreement between Steven Hunter and Stage Stores, Inc. dated August 6, 2010.
10.6†*	Employment Agreement between Robert Bernard and Stage Stores, Inc. dated August 30, 2010.
24.1*	Power of Attorney: Executive Officer (Robert J. Bernard - Section 16 Filer).
24.2*	Power of Attorney: Director (Gabrielle E. Greene - Section 16 Filer).
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32*	Certification Pursuant to 18 U.S.C. Section 1350.

_____________________________
† Management contract or compensatory plan or arrangement
* Filed electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAGE STORES, INC.

December 9, 2010	/s/ Andrew T. Hall
(Date)	Andrew T. Hall
President and Chief Executive Officer
(Principal Executive Officer)

December 9, 2010	/s/ Edward J. Record
(Date)	Edward J. Record
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)