Form 10-K
period 2011-01-29
STAGE STORES INC
filed 2011-03-30
CIK 6885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-K
 (Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2011

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

Large accelerated filer  ☐  Accelerated filer  ☑    Non-accelerated filer   ☐   Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of July 31, 2010 (the last business day of the registrant's most recently completed second quarter), the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was $369,400,174 (based upon the closing price of the registrant’s common stock as reported by the New York Stock Exchange on July 30, 2010).

As of March 23, 2011, there were 36,001,817 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders to be held on June 9, 2011, which will be filed within 120 days of the end of the registrant’s fiscal year ended January 29, 2011 (the "Proxy Statement"), are incorporated by reference into Part III of this Form 10-K to the extent described therein.

References to a particular year are to Stage Stores, Inc.’s fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year.  For example, a reference to "2008” is a reference to the fiscal year ended January 31, 2009, "2009" is a reference to the fiscal year ended January 30, 2010 and “2010” is a reference to the fiscal year ended January 29, 2011.  2008, 2009 and 2010 consisted of 52 weeks.

PART I

ITEM 1.	BUSINESS

Overview

Stage Stores, Inc. (the “Company” or “Stage Stores”) is a Houston, Texas-based specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family.  The Company's principal focus is on consumers in small and mid-sized markets which the Company believes are under-served and less competitive.  The Company differentiates itself from the competition in the small and mid-sized communities by offering consumers access to basic, as well as fashionable, brand name merchandise not typically carried by other retailers in the same market area.  In the highly competitive metropolitan markets, the Company competes against other national department store chains, which similarly offer moderately priced, brand name and private label merchandise.  In these larger metropolitan markets, the Company differentiates itself by offering consumers a high level of customer service in conveniently located, smaller-sized stores as compared to the larger department stores with which it competes.

The Company was formed in 1988 when the management of Palais Royal, together with several venture capital firms, acquired the family-owned Bealls and Palais Royal chains, both of which were originally founded in the 1920s.  At the time of the acquisition, Palais Royal operated primarily larger stores, located in and around the Houston metropolitan area, while Bealls operated primarily smaller stores, principally located in rural Texas towns.  Since its formation, the Company has pursued a growth strategy that is focused on expanding the Company's presence in small markets across the country through new store openings and strategic acquisitions.

In 2003, the Company acquired Peebles Inc. (“Peebles”), a privately held, similarly small-market focused retail company headquartered in South Hill, Virginia operating 136 stores in the Mid Atlantic, Southeastern and Midwestern states under the “Peebles” name.  The Company retained the Peebles name and continues to use it on its stores in markets where it believes there is strong customer awareness and recognition of the name.  In 2006, the Company acquired B.C. Moore & Sons, Incorporated (“B.C. Moore”), a privately held company operating 78 stores in small markets throughout the Southeastern states.  This acquisition was consistent with the Company’s corporate strategy of increasing the concentration of its store base in smaller markets.  Under the integration plan, 69 of the acquired locations were converted into Peebles stores, and the remaining 9 locations were closed.  In early 2009, Goody’s Family Clothing, Inc. (“Goody’s”), which was a retail company and a competitor of Stage Stores, went out of business.  In July 2009, the Company acquired the “Goody’s” name through the Goody’s bankruptcy auction.  The Company has used the Goody’s name in select new store markets in which there is strong customer awareness and recognition of the name, as well as rebranding a number of existing non-Goody’s stores with the Goody’s name.  The Company expects to continue opening and rebranding stores under the Goody’s name in select markets.

Stores

At January 29, 2011, the Company operated 786 stores located in 39 states.  The Company's stores are divided into seven distinct geographic regions, with a total of 55 districts within these regions.  The store count and selling square footage by region are as follows:

	Number of Stores			Selling Square Footage (in thousands)
		2010 Activity			2010 Activity
	January 30, 2010	Net Additions (Closures)	January 29, 2011	January 30, 2010	Net Additions (Closures)	January 29, 2011
South Central	345	3	348	6,753	150	6,903
Mid Atlantic	139	5	144	2,843	75	2,918
Southeast	148	10	158	2,426	192	2,618
Southwest	37	(1)	36	631	(23)	608
Midwest	62	10	72	926	198	1,124
Northeast	24	-	24	451	-	451
Northwest	3	1	4	47	12	59
	758	28	786	14,077	604	14,681

        The Company operates its stores under the five names of Bealls, Goody’s, Palais Royal, Peebles and Stage.  While the Company's stores are operated under five names, the Company operates essentially all of its stores under one concept and one strategy.  The store count and selling square footage by nameplate are as follows:

	Number of Stores				Selling Square Footage (in thousands)
		2010 Activity				2010 Activity
	January 30, 2010	Net Additions (Closures)	Rebranded Stores	January 29, 2011	January 30, 2010	Net Additions (Closures)	Rebranded Stores	January 29, 2011
Bealls	210	(1)	-	209	4,171	47	-	4,218
Goody's	15	30	26	71	282	580	448	1,310
Palais Royal	55	-	-	55	1,177	-	-	1,177
Peebles	334	(2)	(24)	308	6,009	(49)	(409)	5,551
Stage	144	1	(2)	143	2,438	26	(39)	2,425
	758	28	-	786	14,077	604	-	14,681

        Utilizing a ten-mile radius from each store, approximately 65% of the Company's stores are located in small towns and communities with populations below 50,000 people, while an additional 19% of the Company's stores are located in mid-sized communities with populations between 50,000 and 150,000 people.  The remaining 16% of the Company's stores are located in metropolitan areas with populations greater than 150,000, such as Houston and San Antonio, Texas.  The store count and selling square footage by market area population are as follows:

	Number of Stores			Selling Square Footage (in thousands)
		2010 Activity			2010 Activity
	January 30, 2010	Net Additions	January 29, 2011	January 30, 2010	Net Additions	January 29, 2011
Less than 50,000	495	15	510	8,248	264	8,512
50,000 to 150,000	138	8	146	2,880	188	3,068
Greater than 150,000	125	5	130	2,949	152	3,101
	758	28	786	14,077	604	14,681

In targeting small and mid-sized markets, the Company has developed a store format which is smaller than typical department stores yet large enough to offer a well edited, but broad selection of merchandise.  With an average store size of approximately 18,700 selling square feet, approximately 87% of the Company's stores are located in strip shopping centers in which they are typically one of the anchor stores.  An additional 10% of the Company's stores are located in local or regional shopping malls, while the remaining 3% are located in either free standing or downtown buildings.  The Company attempts to locate its stores by, or in the vicinity of, other tenants that it believes will help attract additional foot traffic to the area, such as grocery stores, drug stores or major discount stores such as Wal-Mart.  Store count and selling square footage by store location/format are as follows:

	Number of Stores			Selling Square Footage (in thousands)
		2010 Activity			2010 Activity
	January 30, 2010	Net Additions	January 29, 2011	January 30, 2010	Net Additions	January 29, 2011
Strip shopping centers	660	25	685	11,865	548	12,413
Local or regional shopping malls	74	2	76	1,877	36	1,913
Free-standing or downtown buildings	24	1	25	335	20	355
	758	28	786	14,077	604	14,681

Store Openings.  The cornerstone of the Company's growth strategy continues to be to identify locations in small and mid-sized markets that meet its demographic and competitive criteria.  The Company believes that the long-term potential of its smaller markets is positive and wants to be well positioned in these markets with locations that are convenient to its customers.  During 2010, the Company opened a total of 33 new stores and reopened a tornado-damaged store which had been closed earlier in the year.

The number of new stores opened by state in 2010 is as follows:

State	Number of Stores
Alabama	2
Arkansas	3
Georgia	2
Illinois	1
Indiana	6
Kansas	1
Kentucky	4
Louisiana	1
Missouri	2
North Carolina	2
Ohio	1
Oregon	1
Tennessee	5
Texas	1
Virginia	1
33

The Company believes that there are sufficient opportunities in small and mid-sized markets to continue with its new store growth into the foreseeable future.  In 2011, the Company plans to open 35 to 40 new stores.

Store Rebranding.  The Company took advantage of the Goody’s brand equity by rebranding 26 of its existing non-Goody’s stores to the Goody’s nameplate in 2010.  The Company anticipates rebranding approximately 120 existing non-Goody’s stores to the Goody’s nameplate during the 2011 fiscal year.

Expansion, Relocation and Remodeling.  In addition to opening new stores, the Company has continued to invest in the expansion, relocation and remodeling of its existing stores.  The Company believes that remodeling keeps its stores looking fresh and up-to-date, which enhances its customers' shopping experience and helps maintain and improve its market share. Store remodeling projects can range from updating and improving in-store lighting, fixtures, wall merchandising and signage, to more extensive expansion projects.  Relocations are intended to improve the store’s location and to help it capitalize on incremental sales potential.  During 2010, the Company relocated 2 stores, expanded a store and remodeled 15 stores.

Store Closures.  The Company closed 5 stores during 2010.  The Company continually reviews the trend of each store’s performance and will close a store if the expected store performance does not support the required investment of capital at that location.

Competition

The retail industry is highly competitive.  However, as a result of its small and mid-sized market focus, the Company generally faces less competition for its brand name merchandise since branded merchandise is typically available only in regional malls, which are normally located more than 30 miles away.  In small and mid-sized markets where the Company does compete for brand name apparel sales, competition generally comes from local retailers, small regional chains and, to a lesser extent, national department stores.  The Company believes it has a competitive advantage over local retailers and small regional chains due to its (i) broader selection of brand name merchandise, (ii) distinctive retail concept, (iii) economies of scale, (iv) strong vendor relationships and (v) private label credit card program.  The Company also believes it has a competitive advantage in small and mid-sized markets over national department stores due to its experience with smaller markets.  In addition, due to minimal merchandise overlap, the Company generally does not directly compete for branded apparel sales with national discounters such as Wal-Mart.  In the highly competitive metropolitan markets where the Company competes against other national department store chains, the Company offers consumers a high level of customer service and the advantage of generally being in locations with convenient parking and easy access.  In addition, over the years, the Company has endeavored to nurture customer loyalty and foster name recognition through loyalty and direct marketing programs.

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

The following table sets forth the distribution of net sales among the Company’s various merchandise categories:

	Fiscal Year
Department	2010	2009	2008
Men's/Young Men's	17%	18%	18%
Misses Sportswear	17	17	17
Children's	12	12	12
Footwear	12	12	12
Junior Sportswear	8	8	8
Accessories	8	8	8
Cosmetics	8	7	7
Special Sizes	6	6	6
Dresses	5	5	5
Intimates	4	4	3
Home & Gifts	2	2	2
Outerwear, Swimwear and Other	1	1	2
	100%	100%	100%

        The merchandise selection ranges from basics, including denim, underwear and foundations, to more upscale and fashionable clothing offerings.  Merchandise mix may also vary from store to store to accommodate differing demographic, regional and climatic characteristics.  Approximately 87% of sales consist of nationally recognized brands such as Levi Strauss, Nike, Calvin Klein, Chaps, Izod, Dockers, Carters, Jockey, Estee Lauder, Clinique, Nautica, Skechers and New Balance, while the remaining 13% of sales consist of the Company’s private label merchandise.

The Company's private label portfolio includes several brands, which are developed and sourced through its membership in William E. Connor & Associates and Li-Fung Cooperative Buying Services, as well as through contracts with third party vendors.  The Company's private label, exclusive and quasi-exclusive brands offer quality merchandise and excellent value.  The Company’s top 100 vendors currently account for approximately 51% of annual sales.  Merchandise purchased from William E. Connor & Associates, Worldwindows, LLC and Associated Merchandising Corporation, the Company’s former private label source, represented approximately 4% and 5% of the Company’s 2010 and 2009 sales, respectively.

The Company is also focused on growing its cosmetics business.  In 2010, the Company opened 8 Estee Lauder and 17 Clinique counters, bringing the total count to 176 and 169 counters, respectively.  In addition, the Company launched The Beauty Bar in 100 stores in 2010.  The Beauty Bar encompasses eight new brands in an assisted, open-sell format, focusing on treatment in skincare, bath/body and hair, incorporates natural and organic products and highlights new color products in minerals, makeup artistry and how-to kits.

The Company's merchandising activities are conducted from its corporate headquarters in Houston, Texas (the “Houston Division”) and from its South Hill, Virginia administrative offices (the “South Hill Division”).  During 2009, the Company realigned its divisions along a “north/south” orientation in order to take advantage of the strengths of each of its merchandising offices, which led to merchandise assortments that were more appropriate to the climatic and regional market characteristics of each store.  At January 29, 2011, the Houston Division was responsible for 477 stores located primarily in the South Central, Southeastern, Southwestern and Northwestern states, which bear one of all of the Company’s five nameplates of Bealls, Goody’s, Palais Royal, Peebles and Stage.  The South Hill Division was responsible for 309 stores located primarily in the Mid Atlantic, Midwestern, Southeastern and Northeastern states, which bear the nameplates Goody’s, Peebles or Stage.  For its cosmetics business, the merchandising responsibilities related to buying, planning, allocation and replenishment are consolidated to take advantage of the combined leverage of both the Houston and South Hill Divisions.

Marketing Strategy.  The Company's primary target customers are women who are generally 25 and older with annual household incomes of over $45,000, who the Company believes are the primary decision makers for their family’s clothing purchases.  The Company's broad based marketing strategy is designed to establish brand loyalty, convenience and promotional positioning.  The Company uses a multi-media advertising approach, including direct mail, newspapers, radio, television, internet, email and telephone messaging to position its stores as the local destination for basic and fashionable, moderately priced, brand name merchandise.  In addition, the Company promotes its private label credit card and attempts to create strong customer loyalty through continuous one-on-one communication with its core private label credit card holders.  The Company's best private label credit card customers are recognized and rewarded through its VIP credit card program, as discussed below, which creates greater customer retention and promotes increased purchasing activity.   In addition to the information gathered from its private label credit card customers, the Company captures data on selected check, debit and other third party credit card customers and incorporates this data into its marketing and merchandising programs.  The Company currently captures customer data on approximately 63% of its sales.  To complement its marketing efforts, the Company encourages local store involvement in local community activities.

Private Label Credit Card.  The Company considers its private label credit card program to be an important component of its retailing concept because it (i) enhances customer loyalty, (ii) allows the Company to identify and regularly contact its best customers and (iii) creates a comprehensive database that enables the Company to implement detailed, segmented marketing and merchandising strategies for each store.  Frequent private label credit card users, through the Company's VIP credit card program, enjoy an increasing array of benefits.  The Company's most active charge customers are awarded a bronze, silver or gold VIP card based on their level of annual purchases.  Depending on their level, holders of these cards receive such benefits as discounted or free gift-wrapping, special promotional discounts and invitations to private "VIP Only" sales.  In addition, new holders of the Company's credit card receive a 10% discount the first time they use their new card.  To encourage associates to focus on getting customers to open new Company credit card accounts, the Company provides increasing incentive award payments based on the number of new private label credit card accounts activated.  The penetration rate for the Company's private label credit card was approximately 32%, 33% and 32% of net sales in 2010, 2009 and 2008, respectively.

Enhanced Visual Merchandising and In-store Shopping Strategies.  The Company has undertaken a number of initiatives designed to enhance its customers’ in-store shopping experience and to make its stores more visually appealing.  The Company's typical interior store layouts and visual merchandising displays are designed to create a friendly, modern department store environment.  The Company's carefully edited assortment of merchandise is divided into distinct departments within each store which are clearly marked and easy to navigate as a result of the Company's standard "racetrack" configuration.   In this configuration, the various merchandise departments are situated throughout the store in such a way that a central loop, or "racetrack", is created, which the Company believes enhances the customer's shopping experience by providing an open, easy-to-shop interior.  Another aspect of the in-store shopping experience is convenience, which includes convenient parking, knowledgeable staff, and fast and friendly checkouts.  In 2009, the Company installed a new point-of-sale (“POS”) platform in all its stores, which reduces customers’ time-in-line resulting in more efficient customer service.  The Company also continued to invest in impactful, updated visual trend collateral and enhanced brand identification throughout the store.  Lastly, the Company improved its in-store signage, thereby conveying a clearer price/value message to its customers.

Customer Service Initiatives.  A primary corporate objective is to provide exceptional customer service through conveniently located stores staffed with well-trained and motivated sales associates.  In order to ensure consistency of execution, each sales associate is evaluated based on the attainment of specific customer service standards, such as offering prompt and knowledgeable assistance, suggesting complementary items, helping customers open private label credit card accounts and establishing consistent contact with customers to facilitate repeat business.  The results of these customer surveys are shared and discussed with the appropriate sales associates so that excellent service can be recognized and, conversely, counseling can be used if improvements are needed.  To further reinforce the Company's focus on customer service, the Company has various programs in place to recognize associates for providing outstanding customer service.  Further, senior management, store operations and merchandising personnel regularly visit the stores to enhance their knowledge of the trade area, store management and customer base.  For span-of-control purposes, the Company's stores are divided into distinct regions and districts, as previously discussed.  The number of stores that each District Manager oversees depends on their proximity to each other and generally varies from a low of 8 stores to a high of 18 stores.  Each store is managed by a team consisting of a Manager and a number of Assistant Managers, determined by the size of the store.  The selling floor staff within each store consists of both full-time and part-time associates, with temporary associates added during peak selling seasons.  The Company believes that this structure provides an appropriate level of oversight, management and control over its store operations.

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

Integrated merchandising and warehouse management systems support all corporate and distribution center locations that support the stores.  All of the Company’s distribution centers are equipped with modern sortation equipment to support distribution of quantities to meet specific store needs.  The configurations of the distribution centers permit daily shipments to stores, if needed, with the majority of stores receiving merchandise within two days of shipment from the distribution centers.   The Company utilizes a third party contract carrier to deliver merchandise from the distribution centers to its stores.

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

The Company installed a new POS platform in 2009 with bar code scanning, electronic credit authorization, instant credit, returns database and gift card processing in its stores.  This system also allows the Company to capture customer specific sales data for use in its merchandising, marketing and loss prevention systems, while quickly servicing its customers.  This new platform is more efficient and flexible, and operates at a lower cost than the previous platform.  The Company also utilizes an automated store personnel scheduling system that analyzes historical sales trends to schedule sales staff to match customer traffic patterns, thereby minimizing store labor costs.  In 2010, the Company completed several enhancements to the POS platform, which included coupon management and deal-based pricing.  These enhancements streamlined the checkout process and improved store associate adherence to promotional markdown policies.

In 2010, the Company launched the roll-out of a markdown optimization tool, which is focused on pricing items on a style-by-style basis at the appropriate price, based on inventory levels and sales history, in order to maximize revenue and profitability.  The Company expects the roll-out to be completed in early 2011.  The Company also continues to expand the utilization and effectiveness of its merchandise planning system in order to maximize the generation of sales and gross margin.

In 2010, the Company undertook the development of its eCommerce platform, which makes its merchandise more accessible to consumers across the country.  The eCommerce website was officially launched on November 30, 2010 and consisted of an initial offering of 800 products in time for the holiday shopping period.  In 2011, the Company plans to increase its on-line offering to 10,000 products through the introduction of new items each month.  The Company anticipates that this new venture will drive incremental sales, provide existing customers with an on-line shopping experience and provide the opportunity to introduce the Company to a new customer base.

Employees.  At January 29, 2011, the Company employed approximately 13,500 hourly and salaried employees. Employee levels will vary during the year as the Company traditionally hires additional employees, and increases the hours of part-time employees, during peak seasonal selling periods.  There are no collective bargaining agreements in effect with respect to any of the Company's employees.  The Company believes that it maintains a good relationship with its employees.

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

Trademarks.  The Company regards its trademarks and their protection as important to its success.  In addition to the Bealls, Goody’s, Palais Royal, Peebles and Stage trademarks, the United States Patent and Trademark Office (the “USPTO”) has issued federal registrations to the Company for the following trademarks:  Accessory Crossing,  Baxter & Wells, Cape Classic, Cape Classic LTD, Casual Options, Choose To Be You, Denim Planet, Goody’s 4 Shoes, Goodclothes, Goody’s Family Clothing, Goody’s It’s All About You, Goody’s Family Clothing (and design), Graphite, Hannah, Ivy Crew, Kid Crew, Meherrin River Outfitters, Mistletoe Mountain, Mountain Lake, Now That Looks Great On You, Old College Inn, Pebblebrook, On Stage, Private Expressions, Rebecca Malone, Signature Studio, Specialty Kids, Specialty Girl, Specialty Baby, Sun River Clothing Co., Take A Good Look, The Best Towel On the Beach, Thomas & Ashemore, Whispers,  Wishful Park,  www.goodysonline.com, Y.E.S. Your Everyday Savings and Your Everyday Y.E.S. Savings Brands Value Quality. The Company has also filed applications with the USPTO seeking federal registrations for the following trademarks:  Hannah Comfort,  H.O.M.E Helping Our Military and Environment, Mad Money, One Bag Can Make A Difference and Whispers Bath & Body.

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

To the extent that the current economic downturn and decline in consumer confidence continue, the Company’s business and financial condition will be negatively impacted and such impact could be material.  The current economic downturn and decline in consumer confidence are negatively impacting the retail apparel industry and the Company’s business and financial condition.  The Company’s results of operations are sensitive to changes in general economic conditions that impact consumer discretionary spending, such as employment levels, energy and gasoline prices and other factors influencing consumer confidence.  The Company has extensive operations in the South Central, Southeastern and Mid Atlantic states.  In addition, many stores are located in small towns and rural environments that are substantially dependent upon the local economy.  To the extent that the current economic downturn and decline in consumer confidence continue, particularly in the South Central, Southeastern and Mid Atlantic states and any state (such as Texas or Louisiana) from which the Company derives a significant portion of its net sales, the Company’s business, financial condition and cash flows will be negatively impacted and such impact could be material.

There can be no assurance that the Company’s liquidity will not be affected by changes in economic conditions.  The Company believes that the macroeconomic environment will continue to be difficult and that it will face highly promotional market conditions.  Recent economic conditions have not had, nor does the Company anticipate that current economic conditions will have, a significant impact on its liquidity.  Due to the Company’s significant operating cash flow and availability under its Revolving Credit Facility, the Company continues to believe that it has the ability to meet its financing needs for the foreseeable future.  However, there can be no assurance that the Company’s liquidity will not be materially and adversely affected by changes in economic conditions.

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

War, acts of terrorism, Mexican border violence, public health issues and natural disasters may create uncertainty and could result in reduced revenues.  The Company cannot predict, with any degree of certainty, what effect, if any, war, acts of terrorism, Mexican border violence, public health issues and natural disasters, if any, will have on the Company, its operations, the other risk factors discussed herein and the forward-looking statements made by the Company in this Form 10-K.  However, the consequences of these events could have a material and adverse effect on the Company’s business, financial condition and cash flows.

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

The Company’s failure to obtain merchandise product on normal trade terms and/or its inability to pass on any price increases related to its merchandise could adversely impact its business, financial condition and cash flows. The Company is highly dependent on obtaining merchandise product on normal trade terms.  Failure to meet its performance objectives could cause key vendors and factors to become more restrictive in granting trade credit. The tightening of credit, such as a reduction in the Company’s lines of credit or payment terms from the vendor or factor community, could have a material adverse impact on the Company’s business, financial condition and cash flows. The Company is also highly dependent on obtaining merchandise at competitive and predictable prices.  In the event the Company experiences rising prices related to its merchandise, whether due to cost of materials, inflation, transportation costs, or otherwise, and it is unable pass on those rising prices to its customers, its business, financial condition and cash flows could be adversely and materially affected.

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

 Further, the Company launched its eCommerce platform in 2010, which provides another channel to generate sales.  The Company anticipates that the website will drive incremental sales, provide existing customers the on-line shopping experience and also provide the opportunity to introduce the Company to a new customer base.  If the Company does not successfully meet the challenges of operating a website or fulfilling customer expectations, the Company’s business and sales could be adversely affected.

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

Any devaluation of the Mexican peso, or imposition of restrictions on the access of citizens of Mexico to the Company’s stores could adversely impact the Company’s business and financial condition.  Approximately 3% of the Company’s stores are located in cities that either border Mexico or are in close proximity to Mexico.  The Company estimates that approximately 7% of its 2010 sales were derived from these stores.  While purchases in these stores are made in United States dollars, a devaluation of the Mexican peso could reduce the purchasing power of those customers who are citizens of Mexico.  In such an event, revenues attributable to these stores could be reduced.  In addition, due to global uncertainties, including threats, acts of terrorism or Mexican border violence, it is possible that tighter restrictions may be imposed by the Federal government on the ability of citizens of Mexico to cross the border into the United States.  In that case, revenues attributable to the Company’s stores regularly frequented by citizens of Mexico could be reduced.

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

The Company's corporate headquarters and Houston Division merchandising offices are located in a leased 130,000 square-foot building in Houston, Texas.  The Company owns the 28,000 square-foot office building housing the administrative and merchandising offices for the South Hill Division, which is located in South Hill, Virginia.  The Company also owns its distribution centers in Jacksonville, Texas and South Hill, Virginia, and leases its third distribution center in Jeffersonville, Ohio.

		Gross Square Footage
Corporate Offices
Houston, Texas	Leased	130,000
South Hill, Virginia	Owned	28,000

Distribution Centers
Jacksonville, Texas	Owned	437,000
South Hill, Virginia	Owned	162,000
Jeffersonville, Ohio	Leased	202,000

Stores
783 stores	Leased	16,812,000
3 stores	Owned	61,000

At January 29, 2011, the Company operated 786 stores, located in 39 states within 7 regions, as follows:

Number of Stores
South Central Region
Arkansas	24
Louisiana	56
Oklahoma	34
Texas	234
348
Mid Atlantic Region
Delaware	3
Kentucky	30
Maryland	7
New Jersey	6
Ohio	26
Pennsylvania	28
Virginia	35
West Virginia	9
144
Southeastern Region
Alabama	23
Florida	4
Georgia	32
Mississippi	21
North Carolina	24
South Carolina	23
Tennessee	31
158
Southwestern Region
Arizona	9
Colorado	5
Nevada	1
New Mexico	18
Utah	3
36
Midwestern Region
Illinois	4
Indiana	21
Iowa	3
Kansas	7
Michigan	14
Minnesota	3
Missouri	16
Wisconsin	4
72
Northeastern Region
Connecticut	1
Massachusetts	2
New Hampshire	2
New York	15
Vermont	4
24
Northwestern Region
Idaho	2
Oregon	2
4
Total Stores	786

Stores range in size from approximately 5,000 to 54,000 selling square feet, with the average being approximately 18,700 selling square feet.  The Company's stores, of which all but 3 are leased, are primarily located in strip shopping centers.  The majority of leases, which are typically for a 10-year term and often with 2 renewals of five years each, provide for a base rent plus payments for expenses incurred by the landlord, such as common area maintenance and insurance.  Certain leases provide for contingent rents that are not measurable at inception.  These contingent rents are primarily based on a percentage of sales that are in excess of a predetermined level.

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

Market Information

The Company’s stock trades on the New York Stock Exchange under the symbol “SSI.”  The following table sets forth the high and low market prices per share of the Company's common stock for each quarter in 2010 and 2009 as reported by the New York Stock Exchange:

	Common Stock Market Price
2010	High	Low
First Quarter	$16.47	$12.16
Second Quarter	16.03	10.14
Third Quarter	13.96	10.00
Fourth Quarter	17.99	13.10

2009
First Quarter	$12.61	$5.49
Second Quarter	14.21	9.37
Third Quarter	14.85	11.58
Fourth Quarter	13.85	10.75

Holders

As of March 23, 2011, there were 379 holders of record of the Company’s common stock.

Dividends

The Company paid quarterly cash dividends in 2010 and 2009 of $9.5 million and $7.6 million, respectively.   On June 14, 2010, the Company announced that its Board of Directors (the “Board”) approved a 50% increase in the Company’s quarterly cash dividend rate to 7.5 cents per share from the previous quarterly rate of 5 cents per share.  The new quarterly dividend rate of 7.5 cents per share is applicable to dividends declared after June 23, 2010.  On February 24, 2011, the

Company announced that the Board declared a quarterly cash dividend of 7.5 cents per share on the Company’s common stock, payable on March 23, 2011 to shareholders of record at the close of business on March 8, 2011.

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

Stock Price Performance Graph

The annual changes for the period shown in the following graph are based on the assumption that $100 had been invested in Stage Stores stock, the S&P 500 Stock Index and the S&P 500 Retail Index on January 27, 2006 (the last trading date of fiscal 2005), and that all quarterly dividends were reinvested at the average of the closing prices at the beginning and end of the quarter.  The total cumulative dollar returns shown on the graph represent the value that such investments would have had on January 28, 2011 (the last trading date of fiscal 2010).  The calculations exclude trading commissions and taxes.
Date	Stage Stores, Inc.	S&P 500 Index	S&P 500 Retail Index
1/27/2006	$100.00	$100.00	$100.00
2/2/2007	112.83	112.83	113.97
2/1/2008	65.36	108.70	92.05
1/30/2009	37.31	64.33	56.38
1/29/2010	68.60	83.65	86.22
1/28/2011	85.04	99.43	108.18

Stock Repurchase Program

The Board has approved a number of stock repurchase programs, all of which that were in effect prior to January 29, 2011 have been completed.  The stock repurchase programs permitted the Company to repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions including, but not limited to, accelerated share repurchases, as deemed appropriate by the Company.  On August 19, 2010, the Company announced that the Board approved a Stock Repurchase Program which authorized the Company to repurchase up to $25.0 million of its outstanding common stock (the “2010 Stock Repurchase Program”).  During 2010, the Company repurchased approximately 2.0 million shares under the 2010 Stock Repurchase Program.

The Board has also granted the Company the authority to repurchase additional amounts of its outstanding common stock using available proceeds from the exercise of stock options, as well as the tax benefits that accrue to the Company from the exercise of stock options, stock appreciation rights (“SARs”) and from other equity grants.  During 2010, the Company repurchased approximately 0.5 million shares using proceeds from these sources.  At January 29, 2011, approximately $1.6 million was available to the Company for stock repurchases with proceeds from the exercise of employee stock options and SARs.

The following is a summary of stock repurchase activity completed under the various repurchase programs through January 29, 2011 (in thousands):

Stock Repurchase Programs	Date Approved	Date Completed	Amount	Shares Repurchased (1)
2002 Stock Repurchase Programs	July 29, 2002 & September 19, 2002	February 1, 2003	$25,000	2,586

2003 Stock Repurchase Program	October 1, 2003	May 25, 2004	50,000	3,116

2005 Stock Repurchase Program	July 5, 2005	October 29, 2005	30,000	1,686

2007 Stock Repurchase Programs	January 5, 2007 & November 19, 2007	January 9, 2008	100,000	6,199

2010 Stock Repurchase Program	August 19, 2010	January 28, 2011	25,000	1,954
			230,000	15,541

Stock repurchases using proceeds from the exercise of employee stock options and SARs			88,433	4,967
		Total	$318,433	20,508

 (1)  Shares repurchased are restated to reflect the impact of the 3-for-2 stock splits on August 19, 2005 and January 31, 2007.

The following table is a summary of stock repurchase activity during the fourth quarter of 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 31, 2010 to
November 27, 2010	-	$-	-	$4,581,858

November 28, 2010 to
January 1, 2011	-	-	-	4,581,858

January 2, 2011 to
January 29, 2011	278,460	16.45	278,460	-

Total	278,460	$16.45	278,460

The table above does not include shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of employee restricted stock and performance shares, and shares related to the Company’s defined compensation plan’s stock investment option.

On March 8, 2011, the Company announced that the Board approved a new Stock Repurchase Program, which authorizes the Company to repurchase up to $200.0 million of its outstanding common stock (the “2011 Stock Repurchase Program”) from time to time up to the approved amount, either on the open market or through privately negotiated transactions.  The 2011 Stock Repurchase Program will be financed by the Company’s existing cash, cash flow and other liquidity sources, as appropriate.  The Company’s intention is to repurchase up to $100.0 million of its shares during the 2011 fiscal year and to complete the program by the end of the 2013 fiscal year.

ITEM 6.	SELECTED FINANCIAL DATA

The following sets forth selected consolidated financial data for the periods indicated.  The selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements included herein.  All amounts are stated in thousands, except for per share data, percentages and number of stores.

	Fiscal Year
	2010	2009	2008	2007	2006 (1)
Statement of operations data:
Net sales	$1,470,590	$1,431,927	$1,515,820	$1,545,606	$1,550,180
Cost of sales and related buying,
occupancy and distribution expenses	1,053,766	1,040,120	1,106,236	1,100,892	1,096,693

Gross profit	416,824	391,807	409,584	444,714	453,487
Selling, general and administrative expenses	350,865	338,551	351,246	350,248	352,870
Store opening costs	3,192	3,041	6,479	4,678	7,825
Goodwill impairment (2)	-	-	95,374	-	-
Interest expense, net	3,875	4,388	5,216	4,792	5,011

Income (loss) before income tax	58,892	45,827	(48,731)	84,996	87,781
Income tax expense	21,252	17,106	16,804	31,916	32,479

Net income (loss)	$37,640	$28,721	$(65,535)	$53,080	$55,302

Basic earnings (loss) per common share (3)	$1.00	$0.76	$(1.71)	$1.27	$1.33
Basic weighted average common shares (3)
outstanding	37,656	38,029	38,285	41,764	41,559

Diluted earnings (loss) per common share (3)	$0.99	$0.75	$(1.71)	$1.24	$1.25
Diluted weighted average common shares (3)
outstanding	38,010	38,413	38,285	42,720	44,111

Margin and other data:
Gross profit margin	28.3%	27.4%	27.0%	28.8%	29.3%
Selling, general and administrative expense rate	23.9%	23.6%	23.2%	22.7%	22.8%
Capital expenditures	$36,990	$42,707	$99,841	$95,311	$71,914
Construction allowances from landlords	5,476	3,875	17,536	18,765	8,946
Stock repurchases	31,976	1,327	9,060	112,597	21,579
Cash dividends per share	0.25	0.20	0.20	0.20	0.12

Store data:
Comparable store sales growth (decline)	0.2%	(7.9%)	(6.1%)	(1.1%)	3.5%	(1)
Store openings	33	28	56	47	108	(4)
Store closings	5	9	11	8	3
Number of stores open at end of period	786	758	739	694	655
Total selling area square footage at end of period	14,681	14,077	13,730	12,929	12,124

	January 29,	January 30,	January 31,	February 2,	February 3,
	2011	2010	2009	2008	2007
Balance sheet data
Working capital	$262,100	$244,153	$201,971	$236,038	$253,668
Total assets	796,084	800,431	768,043	871,490	824,986
Debt obligations	38,492	51,218	57,012	100,594	16,614
Stockholders' equity	489,509	476,046	450,003	520,846	571,408

___________________________________________________________

(1)
Fiscal year 2006 consisted of 53 weeks.  Comparable store sales growth for 2006 has been determined based on a comparable 52 week period.  Comparable store sales growth is based on sales growth for those stores which have been opened at least fourteen months prior to the reporting period.

(2)
In fiscal year 2008, as a result of the decline in market capitalization and other factors, the Company recorded a one-time goodwill impairment charge of $95.4 million to write-off the carrying value of the Company’s goodwill.

(3)	The share and per share information for all periods presented have been restated to reflect the 3-for-2 stock splits which was paid in the form of a stock dividend on January 31, 2007.

(4)	Includes 69 stores acquired in the B.C. Moore acquisition that were converted to Peebles stores.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Stage Stores is a Houston, Texas-based specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family.  The Company's principal focus is on consumers in small and mid-sized markets which the Company believes are under-served and less competitive.  The Company differentiates itself from the competition in the small and mid-sized communities by offering consumers access to basic, as well as fashionable, brand name merchandise not typically carried by other retailers in the same market area.  In the highly competitive metropolitan markets, the Company competes against other national department store chains, which similarly offer moderately priced, brand name and private label merchandise.  In these larger metropolitan markets, the Company differentiates itself by offering consumers a high level of customer service in conveniently located, smaller-sized stores as compared to the larger department stores with which it competes.

Consistent with its corporate strategy of increasing the concentration of its store base in smaller markets through new store growth and strategic acquisitions, the Company acquired Peebles, a similarly small market focused retail company, in 2003.  In 2006, the Company acquired B.C. Moore, which expanded the Company’s position in small markets throughout the Southeastern United States.  At January 29, 2011, the Company operated 786 stores located in 39 states under the five names of Bealls, Goody’s, Palais Royal, Peebles and Stage.

Subsequent to the release of the Company’s unaudited financial results on March 8, 2011 for the fourth quarter and the year ended January 29, 2011, the Company made a reclassification of $2.8 million between income taxes payable and deferred taxes in the Consolidated Balance Sheets and between deferred income tax expense and (decrease) increase in accounts payable and other liabilities in the Consolidated Statements of Cash Flows for the year ended January 29, 2011.

Fiscal 2010

The Company’s strategy for 2010 was to build on its 2009 achievements and to pursue sales and earnings growth as the economy stabilized.  Reflecting the successful implementation of its business strategies, total sales for the year increased 2.7% and comparable store sales increased slightly.  The gross profit rate for the year grew by 90 basis points and the operating margin rate improved by 80 basis points.  Diluted earnings per share increased 32.0%.  The Company operated throughout the year as a financially sound company.  As of year end, the Company had no borrowings on its $250.0 million senior secured revolving credit facility and had cash, net of debt, of approximately $51.0 million.  Its strong balance sheet and cash flow allowed the Company to increase its quarterly dividend rate by 50%, and to undertake and complete a $25.0 million stock repurchase program.

Operationally during the year, the Company opened 33 new stores.  It continues to find that there is tremendous brand equity in the Goody’s name in markets and regions of the country in which they operated prior to the Company’s acquisition of the name.  As such, 30 of the 33 new stores were opened under the Goody’s name.  Twenty-six non-Goody’s stores were also rebranded with the Goody’s name.  In total, the Company ended the year with 71 Goody’s stores.  The

Company added eight Estee Lauder and seventeen Clinique counters during the year, ending with 176 and 169 counters, respectively.  It remained on track for a spring 2011 roll out of its markdown optimization tool and had a successful pre-holiday period launch of its eCommerce platform.  Also in 2010, the Company completed several enhancements to its POS platform, which included coupon management and deal-based pricing.  Lastly, it took an important step to strengthen its executive team by naming Oded Shein as Chief Financial Officer.

Fiscal 2011 Outlook and Trends

The Company’s strategy in 2011 will be focused on building on its 2010 achievements and pursuing sales and earnings growth.  In 2011, the Company plans additional new store growth in under-served, small markets in accordance with its business model. The Company also intends to rebrand approximately 120 existing stores with the Goody’s name.  Further, the Company will continue its commitment to providing superior customer service and compelling merchandise assortments within existing product categories in an effort to grow the Company’s share of business with its core customers and improve the in-store shopping experience.  The Company expects these efforts, among other factors, will result in sales and earnings gains in 2011. In addition, continuing to maintain strong control over inventories and expenses, as well as undertaking specific actions to deal with rising commodity prices in select merchandise classifications, should increase gross margin and operating margin rates.

The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements included elsewhere herein.

Results of Operations

The following table sets forth the results of operations as a percent of sales for the periods indicated:

	Fiscal Year (1)
	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of sales and related buying, occupancy and distribution expenses	71.7	72.6	73.0
Gross profit	28.3	27.4	27.0
Selling, general and administrative expenses	23.9	23.6	23.2
Store opening costs	0.2	0.2	0.4
Goodwill impairment	0.0	0.0	6.3
Interest expense, net	0.3	0.3	0.3
Income (loss) before income tax	4.0	3.2	(3.2)
Income tax expense	1.4	1.2	1.1
Net income (loss)	2.6%	2.0%	(4.3	) %

(1)  Percentages may not foot due to rounding.

The following supplemental information presents the results of operations for 2010, 2009 and 2008.  2008 is presented in both a basis in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and a non-U.S. GAAP basis to show earnings with and without the non-cash goodwill impairment charge.  Management believes this supplemental financial information enhances an investor’s understanding of the Company’s financial performance.  The non-U.S. GAAP financial information should not be considered in isolation or viewed as a substitute for net income (loss), cash flow from operations or other measures of performance as defined by U.S. GAAP.  Moreover, the inclusion of non-U.S. GAAP financial information as used herein is not necessarily comparable to other similarly titled measures of other companies due to the potential inconsistencies in the method of presentation and items considered.  The following table sets forth the supplemental financial information and the reconciliation of U.S. GAAP disclosures to non-U.S. GAAP financial metrics (in thousands, except per share amounts):

	2010	2009	2008
Net income (loss):
On a U.S. GAAP basis	$37,640	$28,721	$(65,535)
Goodwill impairment	-	-	95,374
On a non-U.S. GAAP basis	$37,640	$28,721	$29,839

Diluted earnings (loss) per share:
On a U.S. GAAP basis	$0.99	$0.75	$(1.71)
Goodwill impairment	-	-	2.49
On a non-U.S. GAAP basis	$0.99	$0.75	$0.77

2010 Compared to 2009

Sales for 2010 increased 2.7% to $1,470.6 million from $1,431.9 million for 2009.  The sales increase was driven by the strength of the Company’s new stores, as comparable store sales, which are sales in stores that are open for at least 14 full months prior to the reporting period, increased by 0.2% in the current year.  This compares to a 7.9% decrease in comparable store sales in the prior year.  In 2010, new stores that were not in the comparable store base contributed sales of $37.9 million, while there was an increase in comparable stores sales of $2.5 million.  These sales were offset by a loss of $1.7 million in sales from closed stores that were in operation during 2009.  The 0.2% increase in comparable store sales for 2010 reflects a combination of a 6.7% increase in average transactions, offset by decreases in average unit retail and units per transaction of 4.2% and 2.3%, respectively.

Comparable store sales increase (decrease) by quarter is presented below:

	Fiscal Year
	2010	2009
1st Quarter	(0.6)%	(9.0)%
2nd Quarter	(1.6)	(10.7)
3rd Quarter	(0.3)	(5.4)
4th Quarter	2.5	(6.5)
Total Year	0.2	(7.9)

On a merchandise category basis, the Company experienced comparable store sales increases in a number of   key merchandise categories (i.e., those categories comprising greater than 5% of sales).  Footwear, cosmetics, accessories and junior sportswear all had comparable store sales gains in 2010.  The Company continues to focus on growing its cosmetics line of business through the installation of Estee Lauder and Clinique counters, as 8 new Estee Lauder and 17 new Clinique counters were opened during the fiscal year, which raised the total number of counters to 176 and 169, respectively.

On a market population basis, utilizing a ten-mile radius from each store, the Company’s small market stores outperformed stores in its mid-sized and large markets in 2010.  The Company experienced a 2.6% comparable store sales increase in its small market stores, or those in market areas with populations of less than 50,000, a 0.9% decrease in its mid-sized market stores, or those in market areas with populations of 50,000 to 150,000, and a 4.8% decrease in its large market stores, or those in market areas with populations greater than 150,000.  The small markets continue to be the focus of the

Company’s new store expansion plans as stores in these markets consistently outperform stores in mid-sized and large markets.

The Company considers its private label credit card program an important component of its retailing concept.  Trends in delinquency rates, average balances and credit limits provide insight into the financial condition of the Company’s core customers, particularly in times of difficult macroeconomic conditions.  On a year-over-year basis, the 90 day and older delinquency rates for the Company’s private label credit card program continued to improve in 2010 as compared to 2009.  Conversely, the private label credit card sales penetration decreased 0.8% while new accounts opened in the current year increased 27.0% compared to the prior year.

The following is a summary of the changes between 2010 and 2009 in the components of cost of sales, expressed as a percent of sales:

Decrease in the Components of Cost of Sales
2010 Compared to 2009
Merchandise cost of sales	(0.5)%
Buying, occupancy and distribution expenses	(0.4)
Decrease in merchandise cost of sales and related buying, occupancy and distribution expenses rate	(0.9)%

Gross profit increased 6.4% to $416.8 million in 2010 from $391.8 million in 2009.  Gross profit, as a percent of sales, was 28.3% in 2010 and 27.4% in 2009.  The gross profit increase is due to both increased sales and a 0.9% lower merchandise cost of sales rate in 2010.  The improvement in merchandise cost of sales is attributable to the Company’s strong inventory controls and lower freight costs.  The decrease in buying, occupancy and distribution expenses over 2009 is principally due to better leverage from higher sales, lower store depreciation and distribution costs, partially offset by higher store occupancy expense, which is due to the increased store count as compared to 2009.

SG&A expenses in 2010 increased approximately $12.3 million, or 3.6%, to $350.8 million from $338.5 million in 2009.  As a percent of sales, SG&A expenses increased to 23.9% in 2010 from 23.6% in 2009.  The increase in the SG&A rate in 2010 over 2009 was primary due to increases in variable stores expenses as a result of higher sales and increased store count.  The Company operated 28 net additional stores in 2010 as compared to 2009.

Store opening costs in 2010 of $3.2 million included costs related to the opening of 33 new stores, the reopening of a tornado-damaged store, the relocation of 2 stores and the rebranding of 26 stores.  In 2009, the Company incurred $3.0 million in store opening costs related to 28 new stores and 10 relocated stores.  Store opening costs are expensed as incurred and include costs of stores opening in future quarters.

Net interest expense was $3.9 million in 2010 as compared to $4.4 million in 2009. Interest expense is primarily comprised of interest on borrowings under the Company’s Revolving Credit Facility, related letters of credit and commitment fees, amortization of debt issue costs and interest on financing lease obligations and equipment financing notes. The decrease in interest expense is primarily due to a lower average amount outstanding on equipment financing notes, coupled with reduced borrowings under the Company’s Revolving Credit Facility (see “Liquidity and Capital Resources”), which had an average daily borrowing balance of $0.1 million in 2010 as compared to $0.6 million in 2009.  The weighted average balance on the Company’s equipment financing notes outstanding was $37.1 million in 2010 as compared to $44.6 million in 2009.

The Company’s effective tax rate in 2010 was 36.1%, resulting in tax expense of $21.3 million. This compares to income tax expense of $17.1 million in 2009 at an effective rate of 37.3%.  The effective tax rate for 2010 benefited from reductions in state income taxes.

As a result of the foregoing, the Company had net income of $37.6 million for 2010 as compared to net income of $28.7 million in 2009.

2009 Compared to 2008

Sales for 2009 decreased 5.5% to $1,431.9 million from $1,515.8 million for 2008.  Sales of $43.7 million generated by new stores that were not in the comparable store base during 2008 were offset by a decline in comparable store sales of $115.4 million and a loss of sales of $12.2 million from stores closed in 2009.  Comparable store sales decreased 7.9% during 2009 as compared to a 6.1% decrease in 2008.  The 7.9% decline in comparable store sales for 2009 reflects a combination of a 6.7% reduction in transactions coupled with a 1.2% decrease in units per transaction as the average unit retail per item was flat for the year.

Comparable store sales decrease by quarter is presented below:

	Fiscal Year
	2009	2008
1st Quarter	(9.0)%	(5.4)%
2nd Quarter	(10.7)	(1.4)
3rd Quarter	(5.4)	(10.3)*
4th Quarter	(6.5)	(7.2)
Total Year	(7.9)	(6.1)

*  Includes the impact of store closures related to Hurricane Ike and Gustav.

Sales in 2009 were negatively impacted by the significant downturn in the macroeconomic environment, including the retail apparel industry which is sensitive to factors impacting consumer discretionary spending, such as tight credit and high unemployment levels.  Reduced levels of clearance merchandise throughout the year were also a significant drain on sales. On a merchandise category basis, all families of business experienced a comparable store sales decline in 2009.  However, key merchandise categories (i.e., those categories comprising greater than 5% of sales) that outperformed the Company’s average comparable store sales level were men’s, cosmetics, accessories, misses, junior sportswear and dresses.

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

The Company considers its private label credit card program an important component of its retailing concept.  Trends in delinquency rates, average balances and credit limits provide insight into the financial condition of the Company’s core customers, particularly in times of difficult macroeconomic conditions.  On a year-over-year basis, the 90 day and older delinquency rates for the Company’s private label credit card program improved in 2009 as compared to 2008.  Conversely, the private label credit card sales penetration increased 0.6% while new accounts opened in 2009 decreased 20.5% compared to 2008.

The following is a summary of the changes between 2009 and 2008 in the components of cost of sales, expressed as a percent of sales:

Increase (Decrease) in the Components of Cost of Sales
2009 Compared to 2008
Merchandise cost of sales	(1.3)%
Buying, occupancy and distribution expenses	1.0
Decrease in merchandise cost of sales and related buying, occupancy and distribution expenses rate	(0.3)%

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

Store opening costs in 2009 of $3.0 million included costs related to 28 stores opened and 10 stores relocated.  In 2008, the Company incurred $6.5 million in store opening costs related to 56 new stores and 12 stores relocated.

Net interest expense was $4.4 million in 2009 as compared to $5.2 million in 2008. Interest expense is primarily comprised of interest on borrowings under the Company’s Revolving Credit Facility, related letters of credit and commitment fees, amortization of debt issue costs and interest on financing lease obligations and equipment financing notes. The decrease in interest expense was primarily due to reduced borrowings under the Company’s Revolving Credit Facility (see “Liquidity and Capital Resources”), which had an average daily borrowing balance of $0.6 million during 2009 as compared to $35.3 million in 2008.  This was offset by higher interest on the equipment financing notes caused by a higher weighted average balance in 2009 as compared to 2008.

The Company’s effective tax rate in 2009 was 37.3%, resulting in estimated income tax expense of $17.1 million.  This compares to income tax expense of $16.8 million in 2008 at an effective tax rate of (34.5%), which includes the impact of the goodwill impairment charge which is a non-deductible expense for income tax purposes.  The Company’s effective tax rate for 2008, excluding the impact of the goodwill impairment charge, was 36.0%.  The effective tax rate for 2008 benefited from $1.2 million of work opportunity tax credits.

 As a result of the foregoing, the Company had net income of $28.7 million for 2009 as compared to a net loss of $65.5 million in 2008.  Excluding the impairment charge, the Company’s net income in 2008 was $29.8 million.

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

The following table shows quarterly information (unaudited) for the Company (in thousands, except per share amounts):

	Fiscal Year 2010
	Q1	Q2	Q3	Q4
Net sales	$340,042	$345,019	$331,850	$453,679
Gross profit	$89,895	$104,150	$76,590	$146,189
Net income (loss)	$2,198	$10,327	$(6,865)	$31,980

Basic earnings (loss) per common share	$0.06	$0.27	$(0.18)	$0.87
Diluted earnings (loss) per common share	$0.06	$0.27	$(0.18)	$0.86

Basic weighted average shares	38,273	38,359	37,362	36,629
Diluted weighted average shares	38,773	38,587	37,362	37,083

	Fiscal Year 2009
	Q1	Q2	Q3	Q4
Net sales	$333,566	$341,737	$324,944	$431,680
Gross profit	$84,483	$100,197	$73,548	$133,579
Net (loss) income	$(905)	$9,093	$(7,319)	$27,852

Basic (loss) earnings per common share	$(0.02)	$0.24	$(0.19)	$0.73
Diluted (loss) earnings per common share	$(0.02)	$0.24	$(0.19)	$0.72

Basic weighted average shares	37,930	38,070	38,084	38,033
Diluted weighted average shares	37,930	38,467	38,084	38,446

Liquidity and Capital Resources

The Company's liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows, (iii) normal trade credit terms from the vendor and factor community, (iv) equipment financing and (v) its Revolving Credit Facility.  The Company’s primary cash requirements are for capital expenditures related to new stores, store relocations and remodeling and seasonal and new store inventory purchases.

Key components of the Company’s cash flows for 2010, 2009 and 2008 are summarized below (in thousands):

	2010	2009	2008
Net cash provided by (used in):
Operating activities	$77,875	$120,936	$162,783
Investing activities	(36,459)	(39,753)	(99,838)
Financing activities	(45,781)	(13,747)	(53,695)

Operating Activities

During 2010, the Company generated $77.9 million in cash from operating activities.  Net income, adjusted for non-cash expenses, provided cash of approximately $110.3 million.  Changes in operating assets and liabilities used net cash of approximately $37.9 million, which included a $19.1 million increase in merchandise inventories due to a net increase of 28 stores and a more aggressive approach in stocking inventory in 2010 as compared to 2009, an increase in other assets of $8.2 million mainly due to a seasonal increase in vendor allowances and a $10.6 million decrease in accounts payable and other liabilities, which included a decrease in merchandise payables and a decrease in pension liability.  Additionally, cash flows from operating activities also included construction allowances from landlords amounting to $5.5 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

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

During 2008, the Company generated $162.8 million in cash from operating activities.  Net loss, adjusted for non-cash expenses, including the $95.4 million goodwill impairment, provided cash of approximately $107.8 million.  Changes in operating assets and liabilities provided net cash of approximately $37.4 million, which included a $28.1 million decrease in merchandise inventories due to tight inventory management and control.  In addition, there was a decrease in other assets, which was primarily caused by a decrease in the deferred compensation assets due to significant employee distributions and a decline in value of its underlying assets, as well as decreases in prepaid merchandise and taxes receivables totaling $25.3 million.  This was offset by a decrease in accounts payable and other liabilities of $16.0 million, which also included the decrease in the deferred compensation liabilities related to the above mentioned deferred compensation assets.  Additionally, cash flows from operating activities included construction allowances from landlords of $17.5 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

Investing Activities

Capital expenditures for 2010 were $37.0 million compared to $42.7 million in 2009 and $99.8 million in 2008.  The Company opened 33 new stores, reopened a tornado-damaged store and relocated 2 stores in 2010.  In 2009, it opened 27 new stores, reopened a hurricane-damaged store and relocated 10 stores.  In 2008, the Company opened 56 new stores and relocated 12 stores.  The Company received construction allowances from landlords of $5.5 million in 2010 to fund a portion of the capital expenditures related to store leasehold improvements in new and relocated stores, while $3.9 million and $17.5 million were received from landlords in 2009 and 2008, respectively.  These funds have been recorded as deferred rent credits in the balance sheet and are amortized as an offset to rent expense over the lease term commencing with the date the allowances were contractually earned.

Management currently estimates that capital expenditures in 2011, net of construction allowances to be received from landlords, will be approximately $40 million.  The expenditures will principally be for the opening of new stores, store expansions, relocations, rebrandings and remodels.

Free Cash Flow.  Free cash flow is a non-U.S. GAAP financial measure that the Company defines as net cash provided by operating activities less capital expenditures.  Free cash flow should be evaluated in addition to, and not considered a substitute for, other financial measures such as net income and cash flow provided by operations.  The following table reconciles net cash provided by operating activities, a U.S. GAAP measure, to free cash flow, a non-U.S. GAAP measure as defined by the Company.  Free cash flow for 2010, 2009 and 2008 is summarized below (in thousands):

	2010	2009	2008
Net cash provided by operating activities	$77,875	$120,936	$162,783
Additions to property, equipment and leasehold improvements	(36,990)	(42,707)	(99,841)
Free cash flow	$40,885	$78,229	$62,942

Financing Activities

The Company has a $250.0 million senior secured revolving credit facility (the "Revolving Credit Facility") that matures on April 20, 2012.  The Revolving Credit Facility includes an uncommitted accordion feature to increase the size of the facility to $350.0 million.  Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement.  The daily interest rates on the Company’s Revolving Credit Facility borrowings are equal to either the prime rate or Eurodollar rate plus an applicable margin, as set forth in the Revolving Credit Facility agreement.  Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility.  The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements. During 2010, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 3.3% and $0.1 million, respectively, as compared to 3.3% and $0.6 million in 2009 and 3.7% and $35.3 million in 2008.   The Company had no outstanding balance on its Revolving Credit Facility as of January 29, 2011, January 30, 2010, and January 31, 2009.

The Company also issues letters of credit to support certain merchandise purchases and to collateralize retained risks and deductibles under various insurance programs.  The Company had outstanding letters of credit totaling approximately $11.9 million at January 29, 2011 under its Revolving Credit Facility.  These letters of credit expire within twelve months of issuance.  Excess borrowing availability under the Revolving Credit Facility at January 29, 2011, net of letters of credit outstanding and outstanding borrowings, was $185.7 million.

The Revolving Credit Facility contains covenants that, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions.  At January 29, 2011, the Company was in compliance with all of the financial covenants of the Revolving Credit Facility and expects to continue to be in compliance in 2011.

During 2010, the Company did not incur any new borrowings under equipment financing notes.  During 2009 and 2008, equipment financing note borrowings amounted to $4.0 million and $24.8 million, respectively.  The equipment financing notes are payable in monthly installments over a five-year term and are secured by certain fixtures and equipment.  Payments to equipment financing notes amounted to $12.1 million in 2010, $10.9 million in 2009 and $7.3 million in 2008.  Proceeds from finance lease obligations amounted to $1.6 million and $2.6 million in 2009 and 2008, respectively.  The Company made principal payments on the outstanding finance lease obligations of $0.6 million in 2010, $0.5 million in 2009 and $0.2 million in 2008.

On June 14, 2010, the Company announced the Board approved a 50% increase in the Company’s quarterly cash dividend rate to 7.5 cents per share from the previous quarterly rate of 5 cents per share.  The new quarterly dividend rate of 7.5 cents per share is applicable to dividends declared after June 23, 2010.  Dividend payments totaled $9.5 million, $7.6 million and $7.7 million for 2010, 2009 and 2008, respectively.  On February 24, 2011, the Company announced that the Board declared a quarterly cash dividend of 7.5 cents per share on the Company’s common stock, payable on March 23, 2011, to shareholders of record at the close of business on March 8, 2011.

On August 19, 2010, the Company announced that the Board approved a Stock Repurchase Program which authorized the Company to repurchase up to $25.0 million of its outstanding common stock (the “2010 Stock Repurchase Program”).  During 2010, the Company repurchased approximately 2.0 million shares under the 2010 Stock Repurchase Program.  In addition, during 2010, the Company repurchased approximately 0.5 million shares for $6.8 million using proceeds available to it from the exercise of stock options, as well as the tax benefits that accrued to the Company from the exercise of stock options, SARs and from other equity grants.  In 2009 and 2008, the Company repurchased stock amounting to $1.3 million and $9.1 million, respectively, using proceeds from the exercise of awards and related tax benefits and deferred compensation.

On March 8, 2011, the Company announced that the Board approved a new Stock Repurchase Program, which authorizes the Company to repurchase up to $200.0 million of its outstanding common stock (the “2011 Stock Repurchase Program”).  The 2011 Stock Repurchase Program will be financed by the Company’s existing cash, cash flow and other liquidity sources, as appropriate.  The Company’s intention is to repurchase up to $100.0 million of its shares during the 2011 fiscal year and to complete the program by the end of the 2013 fiscal year.

While there can be no assurances, management believes that there should be sufficient liquidity to cover both the Company's short-term and long-term funding needs.  The Company anticipates that it has adequate cash flows to cover its working capital needs, planned capital expenditures and debt service requirements for the next year and foreseeable future.

Contractual Obligations

The Company has numerous contractual commitments for purchases of merchandise inventories, services arising in the ordinary course of business, letters of credit, Revolving Credit Facility and other debt service and leases.  Presented below is a summary of the Company's contractual obligations as of January 29, 2011 (in thousands).  These items are discussed in further detail in Note 7 and Note 11 to the Consolidated Financial Statements.

		Payment Due by Period
		Less Than	1-3	4-5	More than 5
Contractual Obligations	Total	One Year	Years	Years	Years
Long-term debt obligations
Equipment financing	$30,869	$12,873	$17,106	$890	$-
Interest payments on equipment financing	2,240	1,414	799	27	-
Documentary letters of credit (1)	1,057	1,057	-	-	-
Capital (finance) lease obligations
Finance lease obligations	7,623	617	1,421	1,821	3,764
Interest payments on finance lease obligations	3,416	689	1,191	891	645
Operating lease obligations
Office, property and equipment leases (2)	427,753	76,554	131,769	98,907	120,523
Purchase obligations (3)	25,233	8,637	13,020	3,576	-
Other long-term liabilities (4)	-	-	-	-	-
Total contractual obligations	$498,191	$101,841	$165,306	$106,112	$124,932

(1)
These documentary letters of credit support the importing of private label merchandise.  The Company also had outstanding stand-by letters of credit that totaled approximately $10.5 million at January 29, 2011, of which $7.7 million were also issued in support of importing the Company's private label merchandise.  The remaining stand-by letters of credit of $2.8 million are required to collateralize retained risks and deductibles under various insurance programs.  The estimated liability that will be paid in cash related to stand-by letters of credit supporting insurance programs is reflected in accrued expenses.  If the Company fails to make payments when due, the beneficiaries of letters of credit could make demand for payment under the letters of credit.

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

(3)
Purchase obligations include legally binding contracts such as firm commitments for utility purchases, capital expenditures, software acquisition/license commitments and legally binding service contracts.  For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  If the obligation to purchase goods or services is noncancelable, the entire value of the contract is included in the above table.  If the obligation is cancelable, but the Company would incur a penalty if cancelled, the dollar amount of the penalty is included as a “purchase obligation.”  The Company fully expects to receive the benefits of the goods or services in connection with fulfilling its obligation under these agreements.  The expected timing for payment of the obligations discussed above is estimated based on current information.  Timing of payments and actual amounts paid may be different depending on the timing of receipt of goods or services or changes to agreed-upon amounts for some obligations.

(4)
Other long-term liabilities consist of deferred rent, deferred compensation and pension liability (see Note 6 to the Consolidated Financial Statements).  Deferred rent of $63.3 million is included as a component of “operating lease obligations” in the contractual obligations table.  Deferred compensation and pension liability are not included in the contractual obligations table as the timing of future payments is indeterminable.

In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise typically up to six months in advance of expected delivery.  These purchase orders do not contain any significant termination payments or other penalties if cancelled.  As of January 29, 2011, the Company had outstanding purchase orders of $152.3 million.

The Company’s funding policy is to make contributions to maintain the minimum funding requirements for its pension obligations in accordance with the Employee Retirement Income Security Act.  The Company may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover short-term liquidity needs of its defined benefit plan (the “Plan”) in order to maintain current invested positions.  The Company expects to contribute approximately $1.0 million during 2011.  The Company contributed $1.4 million and $3.5 million to the Plan in 2010 and 2009, respectively.

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

Intangible asset and impairment of intangible assets.  In connection with acquisitions, other intangible assets separate and apart from goodwill are required to be recognized if such assets arise from contractual or other legal rights or if such assets are separable from the acquired business.  As a part of the acquisition of Peebles, the Company acquired the rights to the tradename and trademark (collectively the “Tradename”) of “Peebles,” which was identified as an indefinite life intangible.  The value of the Tradename was determined to be $14.9 million at the time of the Peebles acquisition. Indefinite life intangible assets are not amortized but are tested for impairment annually or more frequently when indicators of impairment exist.  The Company completed its annual impairment test during the fourth quarter of 2010 and determined there was no impairment of the existing intangible asset.

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

Gift card and merchandise credits liability.  Unredeemed gift cards and merchandise credits are recorded as a liability. Gift card and merchandise credit breakage income (“breakage income”) represents the balance of gift cards and merchandise credits for which the Company believes the likelihood of redemption is remote.  Breakage income is recognized based on usage or historical redemptions.  The Company’s gift cards and merchandise credits are considered to be a large pool of homogeneous transactions.  The Company uses historical data to determine the breakage rate and objectively determines the estimated time period of actual redemptions.  The Company recognized approximately $0.8 million, $0.9 million and $1.6 million of breakage income in 2010, 2009 and 2008, respectively.  This income is recorded as other income and is included in the Consolidated Statements of Operations as a reduction in selling, general and administrative expenses.

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

Frozen defined benefit plan.  The Company maintains a frozen defined benefit plan.  The plan’s obligations and related assets are presented in Note 10 to the Consolidated Financial Statements.  The plan’s assets are invested in actively managed and indexed mutual funds of domestic and international equities and investment-grade corporate bonds and U.S. government securities.   The plan’s obligations and the annual pension expense are determined by independent actuaries using a number of assumptions.  Key assumptions in measuring the plan’s obligations include the discount rate applied to future benefit obligations and the estimated future return on plan assets.  At January 29, 2011, assumptions used were a weighted average discount rate of 6.0% and a weighted average long-term rate of return on the plan assets of 7.5%.

Recent Accounting Standards and Disclosures

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements, which requires entities to disclose separately the amount and reasons behind significant transfers in and out of Levels 1 and 2 (see Note 3 to the Consolidated Financial Statements for definitions), disclose the fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used to measure both recurring and nonrecurring activities under Levels 2 and 3.  The new disclosure requirements were effective for interim and annual reporting periods beginning after December 15, 2009.  The ASU also requires that reconciliations for fair value measurements using significant unobservable inputs (Level 3) should separately present significant information on a gross basis.  This Level 3 disclosure requirement is effective for fiscal years beginning after December 15, 2010.  The adoption of the provisions of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Borrowings under the Company's Revolving Credit Facility bear a floating rate of interest.  As of January 29, 2011, there were no outstanding borrowings under the Company's Revolving Credit Facility.  On future borrowings, an increase in interest rates may have a negative impact on the Company's results of operations and cash flows.  The Company had average daily borrowings of $0.1 million bearing a weighted average interest rate of 3.3% during 2010.  A hypothetical 10% change in interest rates would not have a material effect on the Company’s 2010 annual results of operations and cash flows.

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

The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures and concluded that the Company's disclosure controls and procedures were effective as of January 29, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the fiscal year ended January 29, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company's internal control over financial reporting was effective as of January 29, 2011.

Our independent registered public accounting firm, Deloitte & Touche LLP, with direct access to our Board of Directors through our Audit Committee, have audited the consolidated financial statements prepared by the Company and have issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

/s/ Andrew T. Hall	/s/ Oded Shein
Andrew T. Hall	Oded Shein
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer
March 30, 2011	March 30, 2011

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information pertains to the executive officers of the Company as of March 23, 2011:

Name	Age	Position
Andrew T. Hall	50	President and Chief Executive Officer, Director
Edward J. Record	43	Chief Operating Officer
Richard A. Maloney	62	Chief Merchandising Officer
Oded Shein	49	Executive Vice President, Chief Financial Officer
Ron D. Lucas	63	Executive Vice President, Human Resources
Joanne Swartz	51	Executive Vice President, Sales Promotion and Marketing
Steven L. Hunter	40	Executive Vice President, Chief Information Officer
Richard E. Stasyszen	50	Senior Vice President, Finance and Controller

Mr. Hall joined the Company in February 2006 as President and Chief Operating Officer and assumed the position of President and Chief Executive Officer in November 2008.  From June 2003 to February 2006, he served as Chairman of Foley’s, a Houston-based division of Federated Department Stores, Inc.  From June 2002 to June 2003, he served as Foley’s Chief Financial Officer.

Mr. Record joined the Company in May 2007 as Executive Vice President and Chief Administrative Officer, became Chief Financial Officer in September 2007 and was promoted to Chief Operating Officer in February 2010.  From October 2005 to May 2007, he served as Senior Vice President of Finance of Kohl's Corporation.  From June 2002 to October 2005, Mr. Record served as Senior Vice President of Finance, Controller of Belk, Inc.

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

Mr. Shein joined the Company in January 2011 as Executive Vice President, Chief Financial Officer.  From July 2004 to January 2011, he served in various financial positions at Belk, Inc., which included Vice President, Finance and Vice President and Treasurer.  Prior to joining Belk, Inc., Mr. Shein served as the Vice President, Treasurer of Charming Shoppes, Inc.

Mr. Lucas joined the Company in July 1995 as Senior Vice President, Human Resources and was promoted to Executive Vice President, Human Resources in March 1998.

Ms. Swartz joined the Company in January 1994 as Vice President, Marketing and was subsequently promoted to Senior Vice President, Advertising and Marketing in November 1995 and to Executive Vice President, Sales Promotion and Marketing in March 2005.

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

10.4†
Form of Stock Appreciation Rights Agreement (Employee) under the Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan is incorporated by reference to Exhibit 10.4 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed March 30, 2010.

10.5†
Form of Stock Appreciation Rights Agreement (Employee) under the Stage Stores, Inc. Amended and Restated 2008 Equity Incentive Plan is incorporated by reference to Exhibit 10.5 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed March 30, 2010.

10.6†
Form of Performance Based Share Agreement under the Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan is incorporated by reference to Exhibit 10.6 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed March 30, 2010.

10.7†
Form of Performance Based Share Agreement under the Stage Stores, Inc. Amended and Restated 2008 Equity Incentive Plan is incorporated by reference to Exhibit 10.7 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed March 30, 2010.

10.8†
Form of Restricted Stock Award Agreement (Employee) under the Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan is incorporated by reference to Exhibit 10.8 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed March 30, 2010.

10.9†
Form of Restricted Stock Award Agreement (Employee) under the Stage Stores, Inc. Amended and Restated 2008 Equity Incentive Plan is incorporated by reference to Exhibit 10.9 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed March 30, 2010.

10.10†
Form of Nonstatutory Stock Option Agreement (Employee) under the Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan is incorporated by reference to Exhibit 10.10 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed March 30, 2010.

10.11†
Form of Nonstatutory Stock Option Agreement (Employee) under the Stage Stores, Inc. Amended and Restated 2008 Equity Incentive Plan is incorporated by reference to Exhibit 10.11 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed March 30, 2010.

10.12†
Form of Nonstatutory Stock Option Agreement (Director) under the Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan is incorporated by reference to Exhibit 10.12 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed March 30, 2010.

10.13†
Form of Initial Grant Restricted Stock Award Agreement (Director) under the Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan is incorporated by reference to Exhibit 10.13 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed March 30, 2010.

10.14†
Form of Initial Grant Restricted Stock Award Agreement (Director) under the Stage Stores, Inc. Amended and Restated 2008 Equity Incentive Plan is incorporated by reference to Exhibit 10.14 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed March 30, 2010.

10.15†
Form of Reelection Grant Restricted Stock Award Agreement (Director) under the Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan is incorporated by reference to Exhibit 10.2 of Stage Stores’ Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed September 8, 2010.

10.16†
Form of Reelection Grant Restricted Stock Award Agreement (Director) under the Stage Stores, Inc. Amended and Restated 2008 Equity Incentive Plan is incorporated by reference to Exhibit 10.3 of Stage Stores’ Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed September 8, 2010.

10.17†
Form of Shareholder Agreement for restricted stock (Director) under the Stage Stores, Inc. 2003 Non-Employee Director Equity Compensation Plan is incorporated by reference to Exhibit 10.17 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed March 30, 2010.

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

10.33
Fifth Amendment to Amended and Restated Private Label Credit Card Program Agreement dated as of November 1, 2008, by and among Stage Stores, Inc., Specialty Retailers, Inc. and World Financial Network National Bank is incorporated by reference to Exhibit 10.25 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed March 30, 2009.

10.34
Sixth Amendment to Amended and Restated Private Label Credit Card Program Agreement dated as of July 30, 2009, by and among Stage Stores, Inc., Specialty Retailers (TX) LP and World Financial Network National Bank is incorporated by reference to Exhibit 10.2 of Stage Stores’ Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed September 9, 2009.

10.35
Seventh Amendment to Amended and Restated Private Label Credit Card Program Agreement dated as of January 1, 2010, by and among Stage Stores, Inc., Specialty Retailers, Inc. and World Financial Network National Bank is incorporated by reference to Exhibit 10.35 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed March 30, 2010.

10.36
Eighth Amendment to Amended and Restated Private Label Credit Card Program Agreement dated as of July 15, 2010, by and among Stage Stores, Inc., Specialty Retailers (TX) LP and World Financial Network National Bank is incorporated by reference to Exhibit 10.1 of Stage Stores’ Quarterly Report on Form 10-Q/A (Commission File No. 1-14035) filed November 19, 2010.

10.37†
Employment Agreement between Andrew Hall and Stage Stores, Inc. dated August 6, 2010 is incorporated by reference to Exhibit 10.1 of Stage Stores’ Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed December 9, 2010.

10.38†
Employment Agreement between Ed Record and Stage Stores, Inc. dated September 13, 2007 is incorporated by reference to Exhibit 10.1 of Stage Stores’ Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed December 12, 2007.

10.39†
Employment Agreement between Richard Maloney and Stage Stores, Inc. dated August 6, 2010 is incorporated by reference to Exhibit 10.2 of Stage Stores’ Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed December 9, 2010.

10.40†
Employment Agreement between Ronald Lucas and Stage Stores, Inc. dated August 6, 2010 is incorporated by reference to Exhibit 10.3 of Stage Stores’ Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed December 9, 2010.

10.41†
Employment Agreement between Joanne Swartz and Stage Stores, Inc. dated August 6, 2010 is incorporated by reference to Exhibit 10.4 of Stage Stores’ Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed December 9, 2010.

10.42†
Employment Agreement between Steven Hunter and Stage Stores, Inc. dated August 6, 2010 is incorporated by reference to Exhibit 10.5 of Stage Stores’ Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed December 9, 2010.

10.43†
Consulting Agreement between James Scarborough and Stage Stores, Inc. dated November 3, 2008 is incorporated by reference to Exhibit 10.35 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed March 30, 2009.

10.44†*	Employment Agreement between Oded Shein and Stage Stores, Inc. dated January 10, 2011.

14*	Code of Ethics for Senior Officers dated January 25, 2011.

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

STAGE STORES, INC.

/s/ Andrew T. Hall	March 30, 2011
Andrew T. Hall
President and Chief Executive Officer
(Principal Executive Officer)

STAGE STORES, INC.

/s/ Oded Shein	March 30, 2011
Oded Shein
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

STAGE STORES, INC.

/s/ Richard E. Stasyszen	March 30, 2011
Richard E. Stasyszen
Senior Vice President, Finance and Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

*	Director	March 30, 2011	*		Director	March 30, 2011
Alan J. Barocas			Earl J. Hesterberg

*	Director	March 30, 2011	*		Director	March 30, 2011
Michael L. Glazer			William J. Montgoris

*	Director	March 30, 2011	*		Director	March 30, 2011
Gabrielle E. Greene			David Y. Schwartz

/s/ Andrew T. Hall	Director	March 30, 2011	*		Director	March 30, 2011
Andrew T. Hall			Cheryl Nido Turpin

(Constituting a majority of the Board of Directors)

				*By:	/s/ Oded Shein
Oded Shein
Attorney-in-Fact

This Page Intentionally Left Blank

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Stage Stores, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Stage Stores, Inc. and subsidiary (the "Company") as of January 29, 2011 and January 30, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 29, 2011. We also have audited the Company's internal control over financial reporting as of January 29, 2011 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting at Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stage Stores, Inc. and subsidiary as of January 29, 2011 and January 30, 2010 and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 30, 2011

Stage Stores, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	January 29, 2011	January 30, 2010
ASSETS
Cash and cash equivalents	$89,349	$93,714
Merchandise inventories, net	325,501	306,360
Current deferred taxes	-	2,535
Prepaid expenses and other current assets	30,423	24,560
Total current assets	445,273	427,169

Property, equipment and leasehold improvements, net	317,954	342,001
Intangible asset	14,910	14,910
Other non-current assets, net	17,947	16,351
Total assets	$796,084	$800,431

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$95,365	$100,602
Income taxes payable	12,657	12,752
Current portion of debt obligations	13,490	12,726
Accrued expenses and other current liabilities	61,661	56,936
Total current liabilities	183,173	183,016

Long-term debt obligations	25,002	38,492
Deferred taxes	14,399	11,899
Other long-term liabilities	84,001	90,978
Total liabilities	306,575	324,385

Commitments and contingencies

Common stock, par value $0.01, 100,000 shares authorized,
56,946 and 56,080 shares issued, respectively	569	561
Additional paid-in capital	516,079	501,800
Less treasury stock - at cost, 20,508 and 18,071 shares, respectively	(320,055)	(288,079)
Accumulated other comprehensive loss	(2,935)	(5,897)
Retained earnings	295,851	267,661
Total stockholders' equity	489,509	476,046
Total liabilities and stockholders' equity	$796,084	$800,431

The accompanying notes are an integral part of these statements.

Stage Stores, Inc.
Consolidated Statements of Operations
(in thousands, except earnings per share)

	Fiscal Year
	2010	2009	2008
Net sales	$1,470,590	$1,431,927	$1,515,820
Cost of sales and related buying, occupancy and distribution expenses	1,053,766	1,040,120	1,106,236
Gross profit	416,824	391,807	409,584

Selling, general and administrative expenses	350,865	338,551	351,246
Store opening costs	3,192	3,041	6,479
Goodwill impairment	-	-	95,374
Interest expense, net of income of $88, $96 and $23, respectively	3,875	4,388	5,216
Income (loss) before income tax	58,892	45,827	(48,731)
Income tax expense	21,252	17,106	16,804
Net income (loss)	$37,640	$28,721	$(65,535)

Basic and diluted earnings (loss) per share data:

Basic earnings (loss) per share	$1.00	$0.76	$(1.71)
Basic weighted average shares outstanding	37,656	38,029	38,285

Diluted earnings (loss) per share	$0.99	$0.75	$(1.71)
Diluted weighted average shares outstanding	38,010	38,413	38,285

The accompanying notes are an integral part of these statements.

Stage Stores, Inc.
Consolidated Statements of Cash Flows
(in thousands)
	Fiscal Year
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$37,640	$28,721	$(65,535)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and impairment of long-lived assets	62,417	63,459	58,985
Loss (gain) on retirements of property, equipment and leasehold improvements	169	(1,460)	-
Goodwill impairment	-	-	95,374
Deferred income tax expense	3,548	2,443	11,419
Tax benefits (deficiency) from stock-based compensation	1,081	(872)	1,356
Stock-based compensation expense	6,775	6,659	7,671
Amortization of debt issuance costs	298	290	263
Excess tax benefits from stock-based compensation	(2,172)	(136)	(2,207)
Deferred compensation obligation	85	121	494
Amortization of employee benefit related costs	427	520	-
Construction allowances from landlords	5,476	3,875	17,536
Other changes in operating assets and liabilities:
(Increase) decrease in merchandise inventories	(19,141)	8,157	28,105
(Increase) decrease in other assets	(8,216)	1,938	25,319
(Decrease) increase in accounts payable and other liabilities	(10,512)	7,221	(15,997)
Net cash provided by operating activities	77,875	120,936	162,783

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(36,990)	(42,707)	(99,841)
Proceeds from insurance and retirements of property, equipment and leasehold improvements	531	2,954	3
Net cash used in investing activities	(36,459)	(39,753)	(99,838)

Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	4,300	139,278	445,685
Payments of revolving credit facility borrowings	(4,300)	(139,278)	(509,189)
Proceeds from long-term debt obligations	-	5,585	27,486
Payments of long-term debt obligations	(12,726)	(11,379)	(7,564)
Payments of debt issuance costs	-	(40)	(248)
Repurchases of common stock	(31,976)	(1,327)	(9,060)
Proceeds from exercise of stock awards	6,199	907	4,687
Excess tax benefits from stock-based compensation	2,172	136	2,207
Cash dividends paid	(9,450)	(7,629)	(7,699)
Net cash used in financing activities	(45,781)	(13,747)	(53,695)

Net (decrease) increase in cash and cash equivalents	(4,365)	67,436	9,250

Cash and cash equivalents:
Beginning of period	93,714	26,278	17,028
End of period	$89,349	$93,714	$26,278

Supplemental disclosures:
Interest paid	$3,702	$4,249	$4,851
Income taxes paid	$16,990	$4,457	$3,162
Unpaid liabilities for capital expenditures	$5,257	$3,636	$8,243

The accompanying notes are an integral part of these statements.

Stage Stores, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands, except per share amounts)

						Accumulated
	Common		Additional	Treasury		Other
	Stock		Paid-in	Stock		Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total
Balance, February 2, 2008	55,113	$551	$479,960	(16,907)	$(277,691)	$(1,766)	$319,792	$520,846
Cumulative effect of ASC 715-20-55,
measurement date provision,
net of tax of $0.01 million	-	-	-	-	-	-	11	11
Net loss	-	-	-	-	-	-	(65,535)	(65,535)
Employee benefit related adjustment,
net of tax of $2.0 million	-	-	-	-	-	(3,372)	-	(3,372)
Comprehensive loss								(68,907)
Dividends on common stock,
$0.20 per share	-	-	-	-	-	-	(7,699)	(7,699)
Deferred compensation	-	-	494	-	(494)	-	-	-
Repurchases of common stock	-	-	-	(1,079)	(8,414)	-	-	(8,414)
Stock options and SARs exercised	664	7	4,680	-	-	-	-	4,687
Issuance of stock awards, net	72	-	-	-	(152)	-	-	(152)
Stock-based compensation expense	-	-	7,671	-	-	-	-	7,671
Tax benefit from stock-based compensation	-	-	1,356	-	-	-	-	1,356
Recognition of pre-reorganization
deferred tax assets	-	-	604	-	-	-	-	604
Balance, January 31, 2009	55,849	$558	$494,765	(17,986)	$(286,751)	$(5,138)	$246,569	$450,003

Net income	-	-	-	-	-	-	28,721	28,721
Employee benefit related adjustment,
net of tax of $0.7 million	-	-	-	-	-	(1,078)	-	(1,078)
Amortization of employee benefit related
costs, net of tax of $0.2 million	-	-	-	-	-	319	-	319
Comprehensive income								27,962
Dividends on common stock,
$0.20 per share	-	-	-	-	-	-	(7,629)	(7,629)
Deferred compensation	-	-	121	-	(121)	-	-	-
Repurchases of common stock	-	-	-	(85)	(1,011)	-	-	(1,011)
Stock options exercised	129	2	905	-	-	-	-	907
Issuance of stock awards, net	102	1	-	-	(196)	-	-	(195)
Stock-based compensation expense	-	-	6,659	-	-	-	-	6,659
Tax deficiency from stock-based compensation	-	-	(872)	-	-	-	-	(872)
Recognition of pre-reorganization
deferred tax assets	-	-	222	-	-	-	-	222
Balance, January 30, 2010	56,080	$561	$501,800	(18,071)	$(288,079)	$(5,897)	$267,661	$476,046

Net income	-	-	-	-	-	-	37,640	37,640
Employee benefit related adjustment,
net of tax of $1.6 million	-	-	-	-	-	2,697	-	2,697
Amortization of employee benefit related
costs, net of tax of $0.2 million	-	-	-	-	-	265	-	265
Comprehensive income								40,602
Dividends on common stock,
$0.25 per share	-	-	-	-	-	-	(9,450)	(9,450)
Deferred compensation	-	-	85	-	(85)	-	-	-
Repurchases of common stock	-	-	-	(2,437)	(31,800)	-	-	(31,800)
Stock options exercised	791	8	6,086	-	-	-	-	6,094
Issuance of stock awards, net	75	-	105	-	(91)	-	-	14
Stock-based compensation expense	-	-	6,775	-	-	-	-	6,775
Tax benefit from stock-based compensation	-	-	1,081	-	-	-	-	1,081
Recognition of pre-reorganization
deferred tax assets	-	-	147	-	-	-	-	147
Balance, January 29, 2011	56,946	$569	$516,079	(20,508)	$(320,055)	$(2,935)	$295,851	$489,509

The accompanying notes are an integral part of these statements.

Stage Stores, Inc.
Notes to Consolidated Financial Statements

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of business:  Stage Stores, Inc. (the “Company”) is a Houston, Texas-based specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family.  As of January 29, 2011, the Company operated 786 stores located in 39 states.   The Company operates its stores under the five names of Bealls, Goody’s, Palais Royal, Peebles and Stage.

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

Fiscal year: References to a particular year are to the Company's fiscal year which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year.  For example, a reference to "2008” is a reference to the fiscal year ended January 31, 2009, "2009" is a reference to the fiscal year ended January 30, 2010 and “2010” is a reference to the fiscal year ended January 29, 2011.  2008, 2009 and 2010 consisted of 52 weeks.

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

Goodwill and goodwill impairment:  Goodwill represented the excess of consideration over the fair value of tangible and intangible net assets acquired in connection with the acquisitions of Peebles Inc. (“Peebles”) and B.C. Moore & Sons, Incorporated (“B.C. Moore”).  The Company historically tested goodwill for impairment annually in the fourth quarter or more frequently when indicators of impairment existed.  During 2008, as a result of the decline in market capitalization and other factors, the Company recorded a goodwill impairment charge of $95.4 million to write-off the carrying value of the Company’s goodwill.

Intangible asset and impairment of intangible assets:  In connection with acquisitions, other intangible assets separate and apart from goodwill are required to be recognized if such assets arise from contractual or other legal rights or if such assets are separable from the acquired business.  As a part of the acquisition of Peebles, the Company acquired the rights to the tradename and trademark (collectively the “Tradename”) of “Peebles,” which was identified as an indefinite life intangible.  The value of the Tradename was determined to be $14.9 million at the time of the Peebles acquisition.  Indefinite life intangible assets are not amortized but are tested for impairment annually or more frequently when indicators of impairment exist.  The Company completed its annual impairment test during the fourth quarter of 2010 and determined there was no impairment of the existing intangible asset.

Insurance recoveries:  During 2008, Hurricanes Ike and Gustav forced the temporary closure of a significant number of the Company’s stores in the Gulf Coast region.  The stores were covered by both property damage and business interruption insurance and the Company settled its claims with insurance companies during 2009.  The Company received total proceeds of $7.5 million and $0.4 million for property damage and business interruption claims, respectively, and recognized a gain of $1.8 million in 2009, which is included in the Consolidated Statements of Operations as a reduction in selling, general and administrative expenses.

During 2010, one store was temporarily closed due to tornado damages and another store was permanently closed due to extensive flooding damages.  The Company received total proceeds of $0.8 million and recognized a net loss of $0.3 million, which is included in the Consolidated Statements of Operations as an increase in selling, general and administrative expenses.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

               Debt issuance costs:  Debt issuance costs are accounted for as a deferred charge and amortized on a straight-line basis over the term of the related financing agreement.  The balance of debt issuance costs, net of accumulated amortization of $2.6 million and $2.3 million, is $0.5 million and $0.8 million at January 29, 2011 and January 30, 2010, respectively.

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

Gift card and merchandise credit liability:  Unredeemed gift cards and merchandise credits are recorded as a liability.  Gift card and merchandise credit breakage income (“breakage income”) represents the balance of gift cards and merchandise credits for which the Company believes the likelihood of redemption is remote.  Breakage income is recognized based on usage or historical redemptions.  The Company’s gift cards and merchandise credits are considered to be a large pool of homogeneous transactions.  The Company uses historical data to determine the breakage rate and objectively determines the estimated time period of actual redemptions.  The Company recognized approximately $0.8 million, $0.9 million and $1.6 million of breakage income in 2010, 2009 and 2008, respectively.  This income is recorded as other income and is included in the Consolidated Statements of Operations as a reduction in selling, general and administrative expenses.

Store opening expenses:  Costs related to the opening of new stores and the rebranding of current stores to a new nameplate are expensed as incurred.  Store opening expenses include the rent accrued during the rent holiday period on new and relocated stores.

Advertising expenses:  Advertising costs are charged to operations when the related advertising takes place.  Advertising costs were $63.4 million, $62.1 million and $65.4 million, for 2010, 2009 and 2008, respectively, which are net of advertising allowances received from vendors of $16.3 million, $13.0 million and $13.1 million, respectively.

Rent expense:  The Company records rent expense on a straight-line basis over the lease term, including the build out period, and where appropriate, applicable available lease renewal option periods.  The difference between the payment and expense in any period is recorded as deferred rent in other long-term liabilities in the Consolidated Balance Sheets.  The Company records construction allowances from landlords when contractually earned as a deferred rent credit in other long-term liabilities.  Such deferred rent credit is amortized over the related term of the lease, commencing the date the Company contractually earned the construction allowance, as a reduction of rent expense.  The deferred rent credit was $63.3 million and $65.5 million as of January 29, 2011 and January 30, 2010, respectively.

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

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Earnings per share: Basic earnings per share is computed using the weighted average number of common shares outstanding during the measurement period.  Diluted earnings per share is computed using the weighted average number of common shares as well as all potentially dilutive common share equivalents outstanding during the measurement period.  Stock options, stock appreciation rights (“SARs”) and non-vested stock grants were the only potentially dilutive share equivalents the Company had outstanding at January 29, 2011.  For 2008, 444,407 shares attributable to stock options, SARs and non-vested stock grants were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive due to the net loss for the year.

The following table summarizes the components used to determine total diluted shares (in thousands):

	Fiscal Year
	2010	2009	2008
Basic weighted average shares outstanding	37,656	38,029	38,285
Effect of dilutive securities:
Stock options, SARs and non-vested stock grants	354	384	-
Diluted weighted average shares outstanding	38,010	38,413	38,285

The following table summarizes the number of options and SARs to purchase shares of common stock that were outstanding but were not included in the computation of diluted earnings per share because the exercise price of the options and SARs was greater than the average market price of the common shares (in thousands):

	Fiscal Year
	2010	2009	2008
Number of anti-dilutive stock options and SARs outstanding	2,746	2,635	3,025

Recent accounting standards: In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements, which requires entities to disclose separately the amount and reasons behind significant transfers in and out of Levels 1 and 2 (see Note 3 for definitions), disclose the fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used to measure both recurring and nonrecurring activities under Levels 2 and 3.  The new disclosure requirements were effective for interim and annual reporting periods beginning after December 15, 2009.  The ASU also requires that reconciliations for fair value measurements using significant unobservable inputs (Level 3) should separately present significant information on a gross basis. This Level 3 disclosure requirement is effective for fiscal years beginning after December 15, 2010.  The adoption of the provisions of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements.

NOTE 2 - PRIVATE LABEL CREDIT CARD PORTFOLIO

On September 12, 2003, the Company sold the private label credit card accounts, as well as other assets related to its private label credit card program, to World Financial Network National Bank (the “Bank”) and Alliance Data Systems, Inc. (“ADS”).  As part of the sale, the Company entered into a ten year program agreement (the “Program Agreement”) as of the sale date with ADS that provides for automatic one-year renewal terms at expiration. Under the Program Agreement, the Company receives a premium or pays a discount on certain private label credit card sales and a share of certain fees generated by the portfolio.   The Company realized $8.9 million, $9.2 million and $5.5 million of premiums on credit sales and fees related to this agreement during 2010, 2009 and 2008, respectively, which have been recorded as a reduction to selling, general and administrative expenses.  In connection with the sale, the Company also received prepaid marketing funds of $13.3 million, which are being recognized as an offset to marketing expense pro rata over the ten year term of the agreement.  At January 29, 2011 and January 30, 2010, $2.2 million and $3.6 million, respectively, of these prepaid marketing funds were recorded as other long-term liabilities.

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

The following tables present the Company’s financial assets and liabilities measured at fair value on a recurring basis in the Consolidated Balance Sheets (in thousands):

	January 29, 2011
		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (1)(2)	$15,771	$15,771	$-	$-

Accrued expenses and other current liabilities:
Deferred non-employee director equity compensation plan liability (2)	$176	$176	$-	$-

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

	January 30, 2010
		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (1)(2)	$13,325	$13,325	$-	$-

Accrued expenses and other current liabilities:
Deferred non-employee director equity compensation plan liability (2)	$290	$290	$-	$-

(1)	The Company has recorded in other long-term liabilities amounts related to these assets for the amount due to participants corresponding in value to the securities held in the grantor trust.

(2)
Using the market approach, the fair values of these items represent quoted market prices multiplied by the quantities held.  Net gains and losses related to the changes in fair value in the assets and liabilities under the various deferred compensation plans are recorded in selling, general and administrative expenses and were approximately nil during 2010 and 2009.

The Company adopted the required provisions of ASC 820 for nonfinancial assets and nonfinancial liabilities as of February 1, 2009.  During 2010, the Company performed a review of the performance of its stores during the second and fourth quarters using an undiscounted cash flow model.  The Company identified certain stores whose cash flow trends indicated that the carrying value of store property, equipment and leasehold improvements may not be fully recoverable and determined that impairment charges were necessary for the current year.  Key assumptions in determining future cash flows include, among other things, expected future operating performance and changes in economic conditions.  Store property, equipment and leasehold improvements are recorded at cost, which is the fair value at the acquisition date.

The following table shows the Company’s nonfinancial assets measured at fair value on a nonrecurring basis in the Consolidated Balance Sheets (in thousands):

	January 29, 2011
		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Assets
Store property, equipment and leasehold improvements (3)	$9,412	$-	$-	$9,412

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

	January 30, 2010
		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Assets
Store property, equipment and leasehold improvements (3)	$3,478	$-	$-	$3,478

(3)
In accordance with ASC No. 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets with a carrying amount of $13.5 million in 2010 and $7.8 million in 2009 were written down to their estimated fair value of $9.4 million in 2010 and $3.5 million in 2009, resulting in impairment charges of approximately $4.1 million during 2010 and $4.3 million during 2009, which were included in cost of sales and related buying, occupancy and distribution expenses in the Consolidated Statements of Operations.

Financial instruments not measured at fair value are cash and cash equivalents, payables and debt obligations.  At January 29, 2011, the Company believes that the carrying amount of debt obligations approximates fair value based on recent financing transactions for similar debt issuances.  The Company also believes that the Revolving Credit Facility approximates fair value since interest rates are adjusted to reflect current rates.

NOTE 4 - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements were as follows (in thousands):

	January 29, 2011	January 30, 2010
Land	$1,722	$1,722
Buildings and improvements	16,071	15,698
Fixtures and equipment	367,376	342,125
Leasehold improvements	302,995	295,854
	688,164	655,399
Accumulated depreciation	370,210	313,398
	$317,954	$342,001

Depreciation expense was $58.3 million, $59.1 million and $56.3 million for 2010, 2009 and 2008, respectively, with $49.5 million, $50.6 million and $45.7 million allocated to cost of sales.  During 2010, 2009 and 2008, the Company, as a result of its ongoing review of the performance of its stores, identified certain stores whose cash flow trends indicated that the carrying value of property, equipment and leasehold improvements may not be fully recoverable.  Impairment charges for these stores of $4.1 million, $4.3 million and $2.7 million were recorded in 2010, 2009 and 2008, respectively.  The charges reflect the difference between these stores' carrying value and their fair value.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 5 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The components of accrued expenses and other current liabilities were as follows (in thousands):

	January 29, 2011	January 30, 2010
Accrued compensation and benefits	$14,390	$12,044
Gift card and merchandise credit liability	8,185	8,226
Self-insurance liability	6,913	7,713
Accrued occupancy	6,134	6,673
Accrued advertising	5,471	4,000
Accrued sales and use tax	5,430	4,581
Accrued capital expenditures	3,836	2,959
Other	11,302	10,740
	$61,661	$56,936

NOTE 6 – OTHER LONG-TERM LIABILITIES

The components of other long-term liabilities were as follows (in thousands):

	January 29, 2011	January 30, 2010
Deferred rent	$63,308	$65,517
Deferred compensation	15,771	13,495
Pension liability	2,424	8,212
Other	2,498	3,754
Other long-term liabilities	$84,001	$90,978

NOTE 7 - DEBT OBLIGATIONS

Debt obligations consist of the following (in thousands):

	January 29, 2011	January 30, 2010
Equipment financing	$30,869	$43,032
Finance lease obligations	7,623	8,186
Total debt obligations	38,492	51,218
Less: Current portion of debt obligations	13,490	12,726
Long-term debt obligations	$25,002	$38,492

The Company has a $250.0 million senior secured revolving credit facility (the "Revolving Credit Facility") that matures on April 20, 2012.  The Revolving Credit Facility includes an uncommitted accordion feature to increase the size of the facility to $350.0 million.  Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement.  The daily interest rates under the Revolving Credit Facility are determined by a prime rate or Eurodollar rate plus an applicable margin, as set forth in the Revolving Credit Facility agreement.  Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility.  The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements.  During 2010 and 2009, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 3.3% and $0.1 million

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

and 3.3% and $0.6 million, respectively.  The Company had no outstanding balance on its Revolving Credit Facility as of January 29, 2011 and January 30, 2010.

           The Company also issues letters of credit to support certain merchandise purchases and to collateralize retained risks and deductibles under various insurance programs.  The Company had outstanding letters of credit totaling approximately $11.9 million at January 29, 2011 under its Revolving Credit Facility.  These letters of credit expire within twelve months of issuance.  Excess borrowing availability under the Revolving Credit Facility at January 29, 2011, net of letters of credit outstanding and outstanding borrowings, was $185.7 million.

The Revolving Credit Facility contains covenants that, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions.  At January 29, 2011, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility.

The Company has equipment financing notes outstanding bearing interest ranging from 4.6% to 6.0%.  The notes are payable in monthly installments over a five-year term and are secured by certain fixtures and equipment.  The following table sets forth the expected principal payments on the equipment financing notes (in thousands):

Fiscal Year	Principal Payments
2011	$12,873
2012	12,719
2013	4,387
2014	890
2015	-
Total	$30,869

While infrequent in occurrence, occasionally the Company is responsible for the construction of leased stores and for paying project costs.  ASC No. 840-40-55, The Effect of Lessee Involvement in Asset Construction, requires the Company to be considered the owner (for accounting purposes) of this type of project during the construction period.  Such leases are accounted for as finance lease obligations with the amounts received from the landlord being recorded in debt obligations.  Interest expense is recognized at a rate that will amortize the finance lease obligation over the initial term of the lease.  Where ASC No. 840-40-55 was applicable, the Company has recorded finance lease obligations with interest rates ranging from 6.1% to 16.9% on its Consolidated Balance Sheets related to five store leases as of January 29, 2011.  Minimum annual payments required under existing finance lease obligations as of January 29, 2011 are as follows (in thousands):

Fiscal Year	Minimum Lease Payments	Less: Interest	Principal Payments
2011	$1,306	$689	$617
2012	1,306	629	677
2013	1,306	562	744
2014	1,346	487	859
2015	1,366	404	962
Thereafter	4,409	645	3,764
Total	$11,039	$3,416	$7,623

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 8 - STOCKHOLDERS' EQUITY

The Company’s deferred compensation plan covering executives and certain officers provides an investment option that allows participants to elect to purchase shares of Stage Stores common stock (the “Company Stock Investment Option”).  The Company established a grantor trust to facilitate the collection of funds and purchase of Company shares on the open market at prevailing market prices.  All shares purchased through the grantor trust are held in the trust until the participants are eligible to receive the benefits under the terms of the plan. At the time of the participant’s eligibility, the deferred compensation obligation related to the Company Stock Investment Option is settled by the delivery of the fixed number of shares held by the grantor trust on the participant’s behalf.  In 2010, 2009 and 2008, participants in the Company’s deferred compensation plan elected to invest approximately $0.1 million, $0.1 million and $0.5 million, respectively, of the total amount of deferred compensation withheld, in the Company Stock Investment Option.  The purchase of shares made by the grantor trust on behalf of the participants is included in treasury stock and the corresponding deferred compensation obligation is included in additional paid-in capital.

On June 14, 2010, the Company announced the Board of Directors (the “Board”) approved a 50% increase in the Company’s quarterly cash dividend rate to 7.5 cents per share from the previous quarterly rate of 5 cents per share.  The new quarterly dividend rate of 7.5 cents per share is applicable to dividends declared after June 23, 2010.  On February 24, 2011, the Company announced that the Board declared a quarterly cash dividend of 7.5 cents per share on the Company’s common stock, payable on March 23, 2011, to shareholders of record at the close of business on March 8, 2011.

The Company’s Board has approved a number of stock repurchase programs, all of which that were in effect prior to January 29, 2011 have been completed.  The stock repurchase programs permitted the Company to repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions.  Additionally, the Board has granted the Company the authority to repurchase its outstanding common stock using available proceeds from the exercise of stock options as well as the tax benefits that accrue to the Company from the exercise of stock options, SARs and from other equity grants.  In addition, the Company paid $0.1 million, $0.2 million and $0.2 million in 2010, 2009 and 2008, respectively, on behalf of the recipients who relinquished shares to satisfy the tax liability associated with performance shares and stock awards.

On March 8, 2011, the Company announced that the Board approved a new Stock Repurchase Program, which authorizes the Company to repurchase up to $200.0 million of its outstanding common stock (the “2011 Stock Repurchase Program”).  The 2011 Stock Repurchase Program will be financed by the Company’s existing cash, cash flow and other liquidity sources, as appropriate.

NOTE 9 – STOCK BASED COMPENSATION

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

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

The following table summarizes the stock compensation expense by type of grant for 2010, 2009 and 2008 (in thousands, except per share amounts):

	Fiscal Year
	2010	2009	2008
Stock options and SARs	$3,779	$3,815	$4,006
Non-vested stock	1,353	1,091	1,532
Performance shares	1,643	1,753	2,133
Total compensation expense	6,775	6,659	7,671
Related tax benefit	(2,446)	(2,484)	(2,764)
	$4,329	$4,175	$4,907

Earnings per share:
Basic	$0.11	$0.11	$0.13
Diluted	0.11	0.11	0.13

As of January 29, 2011, the Company had unrecognized compensation cost of $11.3 million related to stock-based compensation awards granted.  That cost is expected to be recognized over a weighted average period of 2.3 years.

The following table provides the significant weighted average assumptions used in determining the estimated fair value, at the date of grant under the Black-Scholes option-pricing model, for stock options and SARs granted in 2010, 2009 and 2008:

	Fiscal Year
	2010	2009	2008
Expected volatility	62.1% - 63.7%	59.4% - 63.0%	37.6% - 44.3%
Weighted average volatility	62.2%	59.5%	40.6%
Risk-free rate	1.2% - 2.3%	1.6% - 2.0%	2.2% - 3.1%
Expected life of options (in years)	4.3	4.1	4.4
Expected dividend yield	1.3% - 2.3%	1.5% - 2.1%	1.3% - 2.8%

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

Stock Options and SARs

The right to exercise stock options and SARs generally vests over four years from the date of grant, with 25% vesting at the end of each of the first four years following the date of grant.  Stock option and SARs are settled by issuance of common stock.  Options issued prior to January 29, 2005, will generally expire, if not exercised, within ten years from the date of the grant, while options and SARs granted after that date generally expire, if not exercised, within seven years from the date of grant.  The weighted average grant date fair value for SARs granted during 2010, 2009 and 2008 is $6.76, $4.06 and $4.61, respectively.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

The following table summarizes information about stock options and SARs outstanding under the Equity Incentive Plans as of January 29, 2011 and changes during the fifty-two weeks ended January 29, 2011:

	Number of Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 30, 2010	4,624,440	$14.03
Granted	1,038,000	14.70
Exercised	(790,545)	7.71
Forfeited	(576,747)	16.74
Outstanding at January 29, 2011	4,295,148	$14.99	4.1	$9,015

Vested or expected to vest at
January 29, 2011	3,887,035	$15.12	3.9	$8,021

Exercisable at January 29, 2011	2,254,583	$16.16	2.9	$4,048

The following table summarizes information about non-vested stock options and SARs outstanding as of January 29, 2011 and changes during the fifty-two weeks ended January 29, 2011:

Stock Options/ SARs	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at January 30, 2010	1,902,848	$4.86
Granted	1,038,000	6.76
Vested	(691,408)	5.34
Forfeited	(208,875)	5.38
Non-vested at January 29, 2011	2,040,565	5.61

The aggregate intrinsic value of stock options and SARs, defined as the amount by which the market price of the underlying stock on the date of exercise exceeds the exercise price of the option, exercised during 2010, 2009 and 2008 was $6.0 million, $0.4 million and $5.8 million, respectively.

Non-vested Stock

The Company has granted shares of non-vested stock to members of management and independent directors.  The non-vested stock converts one for one to common stock at the end of the vesting period at no cost to the recipient to whom it is awarded.  The vesting period of the non-vested stock ranges from one to four years from the date of grant.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

The following table summarizes information about non-vested stock granted by the Company as of January 29, 2011 and changes during the fifty-two weeks ended January 29, 2011:

Non-vested Stock	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 30, 2010	208,221	$13.51
Granted	143,571	12.68
Vested	(53,156)	18.33
Forfeited	(15,513)	14.00
Outstanding at January 29, 2011	283,123	12.16

The aggregate intrinsic value of non-vested stock that vested during 2010, 2009 and 2008 was $0.8 million, $0.6 million and $0.5 million, respectively.  The weighted-average grant date fair value for non-vested shares granted in 2010, 2009 and 2008 was $12.68, $13.29 and $11.65, respectively.  The payment of the employees’ tax liability for a portion of the non-vested shares that vested during 2010 was satisfied by withholding shares with a fair value equal to the tax liability.  As a result, the actual number of shares issued was 52,156.

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

The following table summarizes information about the performance shares that remain outstanding as of January 29, 2011:

				Weighted
				Average
	Target	Target	Target	Grant Date
Period	Shares	Shares	Shares	Fair Value per
Granted	Granted	Forfeited	Outstanding	Share
2008	115,000	(36,000)	79,000	$24.53
2009	137,500	(19,000)	118,500	12.79
2010	138,000	-	138,000	19.75
Total	390,500	(55,000)	335,500

During 2010, 18,745 shares, with an aggregate intrinsic value of $0.3 million, vested related to the 2007 performance share grant.  The payment of the recipients’ tax liability of approximately $0.1 million was satisfied by withholding shares with a fair value equal to the tax liability.  As a result, the actual number of shares issued was 13,788.  On March 29, 2011, 90,298 shares of common stock were deemed to have been earned related to the 2008 performance stock grant.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 10 - BENEFIT PLANS

401(k) Plan: The Company has a contributory 401(k) savings plan (the "401(k) Plan") covering substantially all qualifying employees.  Under the 401(k) Plan, participants may contribute up to 25% of their qualifying earnings, subject to certain restrictions.  The Company currently matches 50% of each participant's contributions, limited up to 6% of each participant's compensation under the Plan.  The Company may make discretionary matching contributions during the year.  The Company's matching contributions expense for the 401(k) Plan were approximately $1.3 million, $1.2 million and $1.3 million in 2010, 2009 and 2008, respectively.

Deferred Compensation Plans:  The Company has two deferred compensation plans (the “Deferred Compensation Plans”) which provide executives, certain officers and key employees of the Company with the opportunity to participate in unfunded, deferred compensation programs that are not qualified under the Internal Revenue Code of 1986, as amended, (the "Code").  Generally, the Code and the Employee Retirement Income Security Act of 1974, as amended, restrict contributions to a 401(k) plan by highly compensated employees.  The Deferred Compensation Plans are intended to allow participants to defer income on a pre-tax basis.  Under the Deferred Compensation Plans, participants may defer up to 50% of their base salary and up to 100% of their bonus and earn a rate of return based on actual investments chosen by each participant.  The Company has established grantor trusts for the purposes of holding assets to provide benefits to the participants.  The total value of assets held in the grantor trusts at January 29, 2011 and January 30, 2010 recorded in other non-current assets, net were $15.8 million and $13.3 million, respectively.  For the plan involving the executives and certain officers, the Company will match 100% of each participant’s contributions, up to 10% of the sum of their base salary and bonus.  For the plan involving other key employees, the Company may make a bi-weekly discretionary matching contribution.  The Company currently matches 50% of each participant's contributions, up to 6% of the participant's compensation offset by the contribution the Company makes to the participant's 401(k) account, if any.  For both plans, Company contributions are vested 100%.  In addition, the Company may, with approval by the Board of Directors, make an additional employer contribution in any amount with respect to any participant as is determined in its sole discretion.  The Company's matching contribution expense for the Deferred Compensation Plans was approximately $1.1 million, $1.0 million and $1.0 million for 2010, 2009 and 2008, respectively.

Non-Employee Director Equity Compensation Plan:  In 2003, the Company adopted, and the Company's shareholders approved, the 2003 Non-Employee Director Equity Compensation Plan.  225,000 shares of the Company’s stock have been reserved to fund this plan.  Under this plan, non-employee Directors have the option to defer all or a portion of their annual compensation fees and to receive such deferred fees in the form of restricted stock or deferred stock units as defined in this plan.  At January 29, 2011 and January 30, 2010, $0.2 million and $0.3 million, respectively, were deferred under this plan.

Frozen Defined Benefit Plans:  The Company sponsors a defined benefit plan (the “Plan”), which covers substantially all employees who had met eligibility requirements and were enrolled prior to June 30, 1998.  This plan was frozen effective June 30, 1998.

Benefits for the Plan are administered through a trust arrangement, which provides monthly payments or lump sum distributions.  Benefits under the Plan were based upon a percentage of the participant's earnings during each year of credited service.  Any service after the date the Plan was frozen will continue to count toward vesting and eligibility for normal and early retirement for existing participants.  The measurement dates used to determine pension benefit obligations were January 29, 2011 and January 30, 2010.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Information regarding the Plan is as follows (in thousands):

	Fiscal Year
	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$38,908	$35,300
Interest cost	2,116	2,322
Actuarial (gain) loss	(2,532)	5,324
Plan disbursements	(3,231)	(4,038)
Projected benefit obligation at end of year	35,261	38,908

Change in plan assets:
Fair value of plan assets at beginning of year	30,696	25,678
Actual return on plan assets	4,022	5,571
Employer contributions	1,350	3,485
Plan disbursements	(3,231)	(4,038)
Fair value of plan assets at end of year	32,837	30,696

Underfunded status	(2,424)	(8,212)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability - included in other long-term liabilities	(2,424)	(8,212)
Amount recognized in accumulated other comprehensive loss, pre-tax (1)	4,768	9,525

(1)	Consists solely of net actuarial losses as there are no prior service costs.

	Fiscal Year
	2010	2009
Weighted-average assumptions:
For determining benefit obligations at year-end:
Discount rate	5.99%	5.84%

	Fiscal Year
	2010	2009	2008
For determining net periodic pension cost for year:
Discount rate	5.84%	6.75%	6.25%
Expected return on assets	7.50%	8.00%	8.00%

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

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

The allocations of Plan’s assets by category are as follows:

	2011 Target	Fiscal Year
	Allocation	2010	2009
Equity securities	50%	52%	50%
Fixed income securities	50	47	49
Other - primarily cash	-	1	1
Total	100%	100%	100%

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

The following Plan assets are measured at fair value on a recurring basis (in thousands):

	January 29, 2011
		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Mutual funds:
Equity securities	$16,929	$16,929	$-	$-
Fixed income securities	15,418	15,418	-	-
Other - primarily cash	490	490	-	-
Total	$32,837	$32,837	$-	$-

The components of net periodic benefit cost for the Plan were as follows (in thousands):

	Fiscal Year
	2010	2009	2008
Net periodic pension cost for the fiscal year:
Interest cost	$2,116	$2,322	$2,503
Expected return on plan assets	(2,224)	(2,005)	(2,678)
Net loss amortization	427	520	-
Net periodic pension cost (income)	319	837	(175)
Loss due to settlement or curtailment	-	-	262	(1)
Total pension cost	$319	$837	$87

(1)
In connection with the acquisition of Peebles, the Company acquired the Employees Retirement Plan of Peebles Inc. (the “Peebles Plan”).  During 2008, the Company settled the Peebles Plan and recorded a $0.3 million loss in connection with the settlement.  Participants under the Peebles Plan received an immediate lump sum distribution or an annuity at the time of settlement.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

                 Other changes in Plan assets and benefit obligations recognized in other comprehensive loss are as follows (in thousands):

	Fiscal Year
	2010	2009
Amortization of net loss	$(427)	$(520)
Net (gain) loss	(4,331)	1,758
Net change recognized in other comprehensive loss, pre-tax	$(4,758)	$1,238

The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $0.1 million.

 The Company’s funding policy is to make contributions to maintain the minimum funding requirements for its pension obligation in accordance with the Employee Retirement Income Security Act.  The Company may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover short-term liquidity needs of the Plan in order to maintain current invested positions.  The Company expects to contribute approximately $1.0 million during 2011.

The following benefit payments are expected to be paid (in thousands):

Fiscal Year	Payments
2011	$2,577
2012	2,740
2013	3,541
2014	3,236
2015	2,654
Fiscal years 2016 - 2020	14,123

The accumulated benefit obligation for the Plan was $35.3 million and $38.9 million at January 29, 2011 and January 30, 2010, respectively.

NOTE 11 - OPERATING LEASES

The Company leases stores, its corporate headquarters, one distribution center and equipment under operating leases.  Such leases generally contain renewal options and require that the Company pay for utilities, taxes and maintenance expense.  A number of store leases provide for escalating minimum rent.  Rent expense for operating leases for 2010, 2009 and 2008 was $72.5 million, $71.1 million and $70.9 million, respectively, and includes minimum rentals of $68.9 million, $68.5 million and $67.9 million in 2010, 2009 and 2008, respectively.  Rent expense also includes contingent rentals of $3.6 million, $2.6 million and $3.0 million in 2010, 2009 and 2008, respectively, and sublease rental income of $0.01 million, $0.01 million and $0.03 million in 2010, 2009 and 2008, respectively.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Minimum rental commitments on long-term, non-cancelable operating leases at January 29, 2011, net of sub-lease rental income, are as follows (in thousands):

Fiscal Year	Commitments
2011	$76,554
2012	70,018
2013	61,751
2014	52,441
2015	46,466
Thereafter	120,523
Total	$427,753

NOTE 12 - INCOME TAXES

All Company operations are domestic.  Income tax expense consisted of the following (in thousands):

	Fiscal Year
	2010	2009	2008
Federal income tax expense:
Current	$14,646	$13,145	$1,019
Deferred	4,744	1,144	12,942
	19,390	14,289	13,961
State income tax expense:
Current	1,741	2,593	2,161
Deferred	121	224	682
	1,862	2,817	2,843
	$21,252	$17,106	$16,804

Reconciliation between the federal income tax expense charged to income before income tax computed at statutory tax rates and the actual income tax expense recorded follows (in thousands):

	Fiscal Year
	2010	2009	2008
Federal income tax expense
at the statutory rate	$20,612	$16,039	$16,325 (1)
State income taxes, net	1,354	1,910	2,097
Job credits and other, net	(714)	(843)	(1,618)
	$21,252	$17,106	$16,804

(1)  Excludes the effect of the goodwill impairment charge, which is not deductible for income tax purposes.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Deferred tax assets (liabilities) consist of the following (in thousands):

	January 29, 2011	January 30, 2010
Gross deferred tax assets
Net operating loss carryforwards	$1,857	$2,527
Accrued expenses	4,029	4,264
Pension obligations	903	3,119
Lease obligations	27,115	28,847
Deferred compensation	14,896	14,097
Deferred income	2,071	3,268
	50,871	56,122
Gross deferred tax liabilities:
Inventory	(6,262)	(4,785)
Depreciation and amortization	(58,558)	(59,723)
	(64,820)	(64,508)

Valuation allowance	(831)	(978)
Net deferred tax liabilities	$(14,780)	$(9,364)

ASC No. 740, Income Taxes, requires recognition of future tax benefits of deferred tax assets to the extent such realization is more likely than not.  Consistent with the requirements of ASC No. 740, the tax benefits recognized related to pre-reorganization deferred tax assets have been recorded as a direct addition to additional paid-in capital.  The remaining valuation allowance of $0.8 million and $1.0 million at January 29, 2011 and January 30, 2010, respectively, was established for pre-reorganization state net operating losses, which may expire prior to utilization.  Adjustments are made to reduce the recorded valuation allowance when positive evidence exists that is sufficient to overcome the negative evidence associated with those losses.

The Company has net operating loss carryforwards for state income tax purposes of approximately $21.8 million which, if not utilized, will expire in varying amounts between 2011 and 2021. The Company has net operating loss carryforwards for federal income tax purposes of approximately $2.6 million, which, if not utilized, will expire in varying amounts between 2023 and 2026.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  The Company is subject to U.S. federal income tax examinations by tax authorities for the fiscal year ended February 2, 2008 and forward.  Although the outcome of tax audits is uncertain, the Company has concluded that there were no significant uncertain tax positions, as defined by ASC No. 740-10, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, requiring recognition in its financial statements.  However, the Company may, from time to time, be assessed interest and/or penalties.  In the event the Company receives an assessment for interest and/or penalties, it will be classified in the financial statements as income tax expense.

NOTE 13- COMMITMENTS AND CONTINGENCIES

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

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 14 - QUARTERLY FINANCIAL INFORMATION (unaudited)

The following table shows quarterly information (in thousands, except per share amounts):

	Fiscal Year 2010
	Q1	Q2	Q3	Q4
Net sales	$340,042	$345,019	$331,850	$453,679
Gross profit	$89,895	$104,150	$76,590	$146,189
Net income (loss)	$2,198	$10,327	$(6,865)	$31,980

Basic earnings (loss) per common share	$0.06	$0.27	$(0.18)	$0.87
Diluted earnings (loss) per common share	$0.06	$0.27	$(0.18)	$0.86

Basic weighted average shares	38,273	38,359	37,362	36,629
Diluted weighted average shares	38,773	38,587	37,362	37,083

	Fiscal Year 2009
	Q1	Q2	Q3	Q4
Net sales	$333,566	$341,737	$324,944	$431,680
Gross profit	$84,483	$100,197	$73,548	$133,579
Net (loss) income	$(905)	$9,093	$(7,319)	$27,852

Basic (loss) earnings per common share	$(0.02)	$0.24	$(0.19)	$0.73
Diluted (loss) earnings per common share	$(0.02)	$0.24	$(0.19)	$0.72

Basic weighted average shares	37,930	38,070	38,084	38,033
Diluted weighted average shares	37,930	38,467	38,084	38,446