Form 10-Q
period 2011-04-30
STAGE STORES INC
filed 2011-06-09
CIK 6885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

or

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

As of June 2, 2011, there were 34,886,651 shares of the registrant's common stock outstanding.

References to a particular year are to Stage Stores Inc.’s fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year.  For example, a reference to “2010” is a reference to the fiscal year ended January 29, 2011 and a reference to "2011" is a reference to the fiscal year ending January 28, 2012.  2010 and 2011 are 52-week years.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Stage Stores, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(Unaudited)

	April 30, 2011	January 29, 2011

ASSETS
Cash and cash equivalents	$66,296	$89,349
Merchandise inventories, net	382,431	325,501
Prepaid expenses and other current assets	22,655	30,423
Total current assets	471,382	445,273

Property, equipment and leasehold improvements, net	314,952	317,954
Intangible asset	14,910	14,910
Other non-current assets, net	19,738	17,947
Total assets	$820,982	$796,084

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$148,224	$95,365
Current portion of debt obligations	13,688	13,490
Accrued expenses and other current liabilities	61,889	74,318
Total current liabilities	223,801	183,173

Long-term debt obligations	21,505	25,002
Other long-term liabilities	98,940	98,400
Total liabilities	344,246	306,575

Commitments and contingencies

Common stock, par value $0.01, 100,000 shares authorized,
57,455 and 56,946 shares issued, respectively	575	569
Additional paid-in capital	523,639	516,079
Less treasury stock - at cost, 21,430 and 20,508 shares, respectively	(337,203)	(320,055)
Accumulated other comprehensive loss	(2,911)	(2,935)
Retained earnings	292,636	295,851
Total stockholders' equity	476,736	489,509
Total liabilities and stockholders' equity	$820,982	$796,084

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010

Net sales	$346,483	$340,042
Cost of sales and related buying, occupancy
and distribution expenses	261,263	250,147
Gross profit	85,220	89,895

Selling, general and administrative expenses	83,602	83,849
Store opening costs	2,734	1,456
Interest expense, net of income of $22 and $29, respectively	906	1,045
(Loss) income before income tax	(2,022)	3,545

Income tax (benefit) expense	(1,561)	1,347
Net (loss) income	$(461)	$2,198

Basic and diluted (loss) earnings per share data:

Basic (loss) earnings per share	$(0.01)	$0.06
Basic weighted average shares outstanding	36,279	38,273

Diluted (loss) earnings per share	$(0.01)	$0.06
Diluted weighted average shares outstanding	36,279	38,773

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
Cash flows from operating activities:
Net (loss) income	$(461)	$2,198
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,425	14,317
Loss on retirements of property and equipment	136	-
Deferred income taxes	(11)	(40)
Tax benefits from stock-based compensation	301	1,277
Stock-based compensation expense	1,782	1,167
Amortization of debt issuance costs	75	75
Excess tax benefits from stock-based compensation	(667)	(1,905)
Deferred compensation obligation	67	47
Amortization of employee benefit related costs	39	107
Construction allowances from landlords	1,925	2,510
Changes in operating assets and liabilities:
Increase in merchandise inventories	(56,930)	(42,835)
Decrease in other assets	5,856	214
Increase in accounts payable and other liabilities	38,293	16,601
Total adjustments	6,291	(8,465)
Net cash provided by (used in) operating activities	5,830	(6,267)

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(11,858)	(8,496)
Proceeds from retirements of property and equipment	93	-
Net cash used in investing activities	(11,765)	(8,496)

Cash flows from financing activities:
Payments of long-term debt obligations	(3,299)	(3,442)
Repurchases of common stock	(17,148)	(123)
Proceeds from exercise of stock awards	5,416	4,829
Excess tax benefits from stock-based compensation	667	1,905
Cash dividends paid	(2,754)	(1,913)
Net cash (used in) provided by financing activities	(17,118)	1,256
Net decrease in cash and cash equivalents	(23,053)	(13,507)

Cash and cash equivalents:
Beginning of period	89,349	93,714
End of period	$66,296	$80,207

Supplemental disclosures:
Interest paid	$850	$1,059
Income taxes paid	$10,148	$9,797
Unpaid liabilities for capital expenditures	$6,005	$3,126

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statement of Stockholders' Equity
For the Thirteen Weeks Ended April 30, 2011
(in thousands, except per share data)
(Unaudited)

						Accumulated
	Common		Additional	Treasury		Other
	Stock		Paid-in	Stock		Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total

Balance, January 29, 2011	56,946	$569	$516,079	(20,508)	$(320,055)	$(2,935)	$295,851	$489,509

Net loss	-	-	-	-	-	-	(461)	(461)
Amortization of employee benefit
related costs, net of tax of $0.01 million	-	-	-	-	-	24	-	24
Comprehensive loss								(437)

Dividends on common stock,
$0.075 per share	-	-	-	-	-	-	(2,754)	(2,754)
Deferred compensation	-	-	67	-	(67)	-	-	-
Repurchases of common stock	-	-	-	(922)	(16,589)	-	-	(16,589)
Stock options and SARs exercised	439	5	5,410	-	-	-	-	5,415
Issuance of stock awards, net	70	1	-	-	(492)	-	-	(491)
Stock-based compensation expense	-	-	1,782	-	-	-	-	1,782
Tax benefit from stock-based
compensation	-	-	301	-	-	-	-	301

Balance, April 30, 2011	57,455	$575	$523,639	(21,430)	$(337,203)	$(2,911)	$292,636	$476,736

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.            Basis of Presentation

The accompanying Condensed Consolidated Financial Statements (Unaudited) of Stage Stores, Inc. and subsidiary (“Stage Stores” or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) for complete financial statements.  Those adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made.  The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year.  The Condensed Consolidated Financial Statements (Unaudited) should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto filed with Stage Stores’ Annual Report on Form 10-K for the year ended January 29, 2011.  References to a particular year are to Stage Stores’ fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year.  For example, a reference to “2010” is a reference to the fiscal year ended January 29, 2011 and a reference to "2011" is a reference to the fiscal year ending January 28, 2012.  References to “current year first quarter” pertain to the thirteen weeks ended April 30, 2011, and references to “prior year first quarter” pertain to the thirteen weeks ended May 1, 2010.

Stage Stores is a Houston, Texas-based regional, specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family.  As of April 30, 2011, the Company operated 798 stores located in 39 states.  The Company operates its stores under the five names of Bealls, Goody’s, Palais Royal, Peebles and Stage.

Correction of Statement of Cash Flows.  The Company has corrected an error in the supplemental disclosure of cash paid for income taxes for the period ended May 1, 2010.  The amount previously presented was $140 thousand and only represented state income taxes.  The correction had no effect on any of the categories presented in the statement of cash flows.

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

2.            Stock-Based Compensation

As approved by the Company’s shareholders, the Company established the Amended and Restated 2001 Equity Incentive Plan (the “2001 Equity Incentive Plan”) and the Amended and Restated 2008 Equity Incentive Plan (the “2008 Equity Incentive Plan” and collectively with the 2001 Equity Incentive Plan, the “Equity Incentive Plans”) to reward, retain and attract key personnel.  The Equity Incentive Plans provide for grants of nonqualified or incentive stock options, stock appreciation rights (“SARs”), performance shares or units, stock units and stock grants.  To fund the 2001 Equity Incentive Plan, 12,375,000 shares of the Company’s common stock were reserved for issuance upon exercise of awards.  On June 9, 2011, the Company’s shareholders approved the Second Amended and Restated 2008 Equity Incentive Plan to increase the number of shares available for stock awards from 2,750,000 shares to 4,550,000 shares.

The following table summarizes stock-based compensation expense by type of grant for the thirteen weeks ended April 30, 2011 and May 1, 2010 (in thousands):

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
Stock options and SARs	$1,026	$733
Non-vested stock	409	442
Performance shares	347	(8)
Total compensation expense	1,782	1,167
Related tax benefit	(668)	(443)
	$1,114	$724

As of April 30, 2011, the Company had unrecognized compensation cost of $20.5 million related to stock-based compensation awards granted.  That cost is expected to be recognized over a weighted average period of 2.9 years.

The following table provides the significant weighted average assumptions used in determining the estimated fair value, at the date of grant under the Black-Scholes option-pricing model, of SARs granted in the thirteen weeks ended April 30, 2011 and May 1, 2010:

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
Expected volatility	63.7%	62.1%
Weighted average volatility	63.7%	62.1%
Risk-free rate	1.9%	1.9% - 2.3%
Expected life (in years)	4.3	4.3
Expected dividend yield	1.6%	1.3% - 1.6%

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

Stock Options and SARs

The right to exercise stock options and SARs generally vests over four years from the date of grant, with 25% vesting at the end of each of the first four years following the date of grant.  Stock options and SARs are settled by issuance of common stock.  Options issued prior to January 29, 2005 will generally expire, if not exercised, within ten years from the date of the grant, while stock options and SARs granted after that date generally expire, if not exercised, within seven years from the date of grant.  The weighted average grant date fair value for SARs granted during the thirteen weeks ended April 30, 2011 and May 1, 2010 was $8.69 and $6.87, respectively.

The following table summarizes information about stock options and SARs outstanding under the Equity Incentive Plans as of April 30, 2011 and changes during the thirteen weeks ended April 30, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 29, 2011	4,295,148	$14.99
Granted	643,150	18.84
Exercised	(439,352)	12.32
Forfeited	(109,875)	13.88
Outstanding at April 30, 2011	4,389,071	$15.85	4.3	$16,492

Vested or expected to vest at April 30, 2011	3,994,003	$15.92	4.1	$14,841

Exercisable at April 30, 2011	2,413,731	$16.46	3.0	$8,238

The following table summarizes information about non-vested stock option awards and SARs outstanding as of April 30, 2011 and changes during the thirteen weeks ended April 30, 2011:

Stock Options/SARs	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at January 29, 2011	2,040,565	$5.61
Granted	643,150	8.69
Vested	(625,125)	5.69
Forfeited	(83,250)	5.17
Non-vested at April 30, 2011	1,975,340	6.61

The aggregate intrinsic value of stock options and SARs, defined as the amount by which the market price of the underlying stock on the date of exercise exceeds the exercise price of the award, exercised during the thirteen weeks ended April 30, 2011 and May 1, 2010 was $2.7 million and $5.1 million, respectively.

Non-vested Stock

The Company has granted shares of non-vested stock to members of management and independent directors.  The non-vested stock converts one for one to common stock at the end of the vesting period at no cost to the recipient to whom it is awarded.  The vesting period of the non-vested stock ranges from one to four years from the date of grant.

The following table summarizes information about non-vested stock granted by the Company as of April 30, 2011 and changes during the thirteen weeks ended April 30, 2011:

Non-vested Stock	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 29, 2011	283,123	$12.16
Granted	241,208	19.07
Vested	(5,846)	13.19
Forfeited	(20,000)	11.07
Outstanding at April 30, 2011	498,485	15.54

The aggregate intrinsic value of non-vested stock that vested during the current year first quarter was $0.1 million.  The payment of the employees’ tax liability for a portion of the vested shares was satisfied by withholding shares with a fair value equal to the tax liability.  As a result, the actual number of shares issued was 4,523.

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

The following table summarizes information about the performance shares that remain outstanding as of April 30, 2011:

				Weighted
				Average
	Target	Target	Target	Grant Date
Period	Shares	Shares	Shares	Fair Value per
Granted	Granted	Forfeited	Outstanding	Share
2009	137,500	(24,000)	113,500	$12.79
2010	138,000	(5,000)	133,000	19.75
2011	72,450	-	72,450	25.09
Total	347,950	(29,000)	318,950

During the current year first quarter, 90,298 shares, with an aggregate intrinsic value of $1.7 million, vested related to the 2008 performance share grant.  The payment of the recipients’ tax liability of approximately $0.5 million was satisfied by withholding shares with a fair value equal to the tax liability.  As a result, the actual number of shares issued was 65,246.

3.            Debt Obligations

Debt obligations as of April 30, 2011 and January 29, 2011 consist of the following (in thousands):

	April 30, 2011	January 29, 2011
Equipment financing	$27,719	$30,869
Finance lease obligations	7,474	7,623
Total debt obligations	35,193	38,492
Less: Current portion of debt obligations	13,688	13,490
Long-term debt obligations	$21,505	$25,002

The Company has a $250.0 million senior secured revolving credit facility (the "Revolving Credit Facility") that matures on April 20, 2012.  The Revolving Credit Facility includes an uncommitted accordion feature to increase the size of the facility to $350.0 million.  Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement.  The daily interest rates under the Revolving Credit Facility are determined by a prime rate, or Eurodollar rate plus an applicable margin, as set forth in the Revolving Credit Facility agreement.  Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility.  The Revolving Credit Facility is used by the

Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements.  For the thirteen weeks ended April 30, 2011, there were no borrowings under the Revolving Credit Facility.

The Company also issues letters of credit under its Revolving Credit Facility to support certain merchandise purchases and to collateralize retained risks and deductibles under various insurance programs.  At April 30, 2011, the Company had outstanding letters of credit totaling approximately $10.6 million.  These letters of credit expire within twelve months of issuance.  Excess borrowing availability under the Revolving Credit Facility at April 30, 2011, net of letters of credit outstanding, was $225.7 million.

The Revolving Credit Facility contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions.  At April 30, 2011, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility and expects to remain in compliance during fiscal year 2011.

4.            Earnings per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the measurement period.  Diluted earnings per share is computed using the weighted average number of common shares and all potentially dilutive common share equivalents outstanding during the measurement period.  For the thirteen weeks ended April 30, 2011, 535,331 shares attributable to stock options, SARs and non-vested stock grants would have been considered dilutive securities but were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive due to the net loss for the reported period.  The following table summarizes the components used to determine total diluted shares (in thousands):

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
Basic weighted average shares outstanding	36,279	38,273
Effect of dilutive securities:
Stock options, SARs and non-vested stock grants	-	500
Diluted weighted average shares outstanding	36,279	38,773

The following table illustrates the number of stock options and SARs that were outstanding, but not included in the computation of diluted earnings per share because the exercise price of the stock options and SARs was greater than the average market price of the Company’s common shares (in thousands):

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
Number of anti-dilutive stock options and SARs outstanding	1,788	3,078

5.            Stockholders’ Equity

The Company currently pays a quarterly cash dividend of $0.075 per share on its common stock.  On May 26, 2011, the Company’s Board of Directors (the “Board”) declared a quarterly cash dividend of $0.075 per share of common stock, payable on June 22, 2011 to shareholders of record at the close of business on June 7, 2011.

On March 8, 2011, the Company announced that the Board approved a Stock Repurchase Program which authorizes the Company to repurchase up to $200.0 million of its outstanding common stock (the “2011 Stock Repurchase Program”) from time to time, either on the open market or through privately negotiated transactions.  The 2011 Stock Repurchase Program will be financed by the Company’s existing cash, cash flow and other liquidity sources, as appropriate.  During the current year first quarter, the Company repurchased approximately 0.9 million shares for $16.6 million using funds available to the Company under the 2011 Stock Repurchase Program and has

$183.4 million remaining under the 2011 Stock Repurchase Program. Additionally, the Board has granted the Company the authority to repurchase its outstanding common stock using available proceeds from the exercise of stock options as well as the tax benefits that accrue to the Company from the exercise of stock options, SARs and from other equity grants.

6.            Retirement Plan

The Company sponsors a frozen defined benefit plan.  The components of pension cost for each period are as follows (in thousands):

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
Interest cost	$516	$529
Expected return on plan assets	(609)	(556)
Net loss amortization	39	107
Net periodic pension (income) cost	$(54)	$80

The Company’s funding policy is to make contributions to maintain the minimum funding requirements for its pension obligations in accordance with the Employee Retirement Income Security Act.  The Company may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover the short-term liquidity needs of the plan in order to maintain current invested positions.  During the current year first quarter, the Company contributed $1.0 million to the pension plan.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets (Unaudited) as of April 30, 2011 and January 29, 2011, subject to Accounting Standards Codification (“ASC”) No. 820, Fair Value Measurements, (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	April 30, 2011	(Level 1)	(Level 2)	(Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (1)(2)	$17,752	$17,752	$-	$-

Accrued expenses and other current liabilities:
Deferred non-employee director equity compensation plan liability (2)	$208	$208	$-	$-

	Balance as of	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	January 29, 2011	(Level 1)	(Level 2)	(Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (1)(2)	$15,771	$15,771	$-	$-

Accrued expenses and other current liabilities:
Deferred non-employee director equity compensation plan liability (2)	$176	$176	$-	$-

(1)	The Company has recorded in other long-term liabilities amounts related to these assets for the amount due to participants corresponding in value to the securities held in the grantor trust.

(2)
Using the market approach, the fair values of these items represent quoted market prices multiplied by the quantities held.  Net gains and losses related to the changes in fair value in the assets and liabilities under the various deferred compensation plans are recorded in selling, general and administrative expenses and were approximately nil for the thirteen weeks ended April 30, 2011 and for the fiscal year ended January 29, 2011.

Financial instruments not measured at fair value are cash and cash equivalents, payables and debt obligations.  At April 30, 2011, the Company believes that the carrying amount of debt obligations approximates fair value based on recent financing transactions for similar debt issuances.  The Company also believes that the Revolving Credit Facility approximates fair value since interest rates are adjusted to reflect current rates.

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

Readers should consider the risks and uncertainties described in the Company’s Annual Report on Form 10-K for the year ended January 29, 2011 (“Form 10-K”).  Readers should carefully review the Form 10-K in its entirety including, but not limited to, the Company's financial statements and the notes thereto and the risks and uncertainties described in Item 1A - "Risk Factors" of the Form 10-K.  Forward-looking statements contained in this Form 10-Q are as of the date of this Form 10-Q.  The Company does not undertake to update its forward-looking statements.

General

Stage Stores is a Houston, Texas-based specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family. The Company's principal focus is on consumers in small and mid-sized markets which the Company believes are under-served and less competitive.  The Company differentiates itself from the competition in the small and mid-sized communities by offering consumers access to basic as well as fashionable brand name merchandise not typically carried by other retailers in the same market area.  In the highly competitive metropolitan markets, the Company competes against national department store chains, which similarly offer moderately priced, brand name and private label merchandise.  In these larger metropolitan markets, the Company differentiates itself by offering consumers a high level of customer service in smaller-sized stores in convenient locations as compared to the larger department stores with which it competes. At April 30, 2011, the Company operated 798 stores located in 39 states under the five names of Bealls, Goody’s, Palais Royal, Peebles and Stage, with a total of 14.6 million selling square feet.

The Company made progress on a number of its strategic initiatives during the thirteen weeks ended April 30, 2011 (the “current year first quarter”).  The Company opened 16 new stores under the Goody’s name and rebranded 98 non-Goody’s stores with the Goody’s name.  In total, the Company ended the quarter with 185 Goody’s stores.  The Company also intends to rebrand approximately 38 existing stores with the Goody’s name in the current year second quarter.  It continues to find that there is strong brand equity in the Goody’s name in markets and regions of the country in which they operated prior to the Company’s acquisition of the name.

 During the current year first quarter, the Company also completed the roll-out of its markdown optimization tool.  The Company anticipates that this tool will drive incremental sales and increase merchandise margins beginning in the Fall of 2011.    The Company’s eCommerce website has also grown from less than 1,000 products at the beginning of the year to approximately 4,500 products today.  The Company remains on track to increase its on-line offering to 10,000 products by this holiday season.

The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements as included in the Form 10-K.

Results of Operations

The following table sets forth the results of operations as a percentage of sales for the periods indicated:

	Thirteen Weeks Ended (1)
	April 30, 2011		May 1, 2010
Net sales	100.0%		100.0%
Cost of sales and related buying, occupancy
and distribution expenses	75.4		73.6
Gross profit	24.6		26.4

Selling, general and administrative expenses	24.1		24.7
Store opening costs	0.8		0.4
Interest expense, net	0.3		0.3
(Loss) income before income tax	(0.6)		1.0

Income tax (benefit) expense	(0.5)		0.4
Net (loss) income	(0.1	) %	0.6%

(1) Percentages may not foot due to rounding.

Thirteen Weeks Ended April 30, 2011 Compared to Thirteen Weeks Ended May 1, 2010

Sales for the thirteen weeks ended April 30, 2011 increased 1.9% to $346.4 million from $340.0 million for the thirteen weeks ended May 1, 2010 (the “prior year first quarter”).

The sales increase was driven primarily by the strength of the Company’s new stores and the rebranding of 98 non-Goody’s stores with the Goody’s name.  Comparable store sales, which are sales in stores that are open for at least 14 full months prior to the reporting period, including the rebranded stores, increased by 0.2% in the current year first quarter as compared to a 0.6% decrease in the prior year first quarter.  The 0.2% increase in comparable store sales for the current year first quarter reflects a 2.7% increase in transactions, partially offset by a 2.5% decrease in average transaction value.  The decrease in average transaction value resulted from a 5.4% decline in average unit retail, partially offset by a 2.9% increase in units per transaction.

Within the current year first quarter, February’s comparable store sales decreased 7.2% as a result of extreme weather conditions in Texas, Oklahoma, Arkansas and Missouri during the first two weeks of the month.  In response, the Company aggressively stepped-up its promotional activities in an attempt to recover February’s sales loss.  While it recouped some of its February sales loss in March and April, Easter sales were below the Company’s expectations.  The Company achieved a 3.3% comparable store sales increase during the nine-week March and April period.

On a market population basis, utilizing a ten-mile radius from each store, the Company’s small market stores (populations less than 50,000) outperformed stores in its mid-sized (populations of 50,000 to 150,000) and large markets (populations greater than 150,000) in the current year first quarter.  The Company experienced a 0.8%

comparable store sales increase in its small market stores.  The small markets continue to be the focus of the Company’s new store expansion plans as stores in these markets consistently outperform stores in mid-sized and large markets.

Geographically, the Southeast and Southwest regions had comparable store sales gains during the current year first quarter. The Southeast region reflects the strength of the Company’s rebranded Goody’s stores, which continue to get a significant sales lift following the rebranding.  The Southwest region reflects more normalized weather during the quarter.  Texas and Louisiana, which combined represent approximately 51.2% of the Company’s comparable store sales base, were flat and up 1.2%, respectively, for the current year first quarter.

On a merchandise category basis, the Company experienced comparable store sales increases in a number of key merchandise categories (i.e., those categories comprising greater than 5% of sales).  Children’s, cosmetics, footwear, junior sportswear and men’s all had comparable store sales gains during the current year first quarter.  The Company continues to focus on growing its cosmetics line of business through the installation of Estee Lauder and Clinique counters, as 9 new Estee Lauder and 5 new Clinique counters were opened during the current year first quarter, which raised the total number of counters to 185 and 174, respectively.

The Company considers its private label credit card program an important component of its retailing concept.  Trends in delinquency rates, average balances and credit limits provide insight into the financial condition of the Company’s core customers, particularly in times of difficult macroeconomic conditions.  During the current year first quarter, the 90 day and older delinquency rates for the Company’s private label credit card program improved as compared to the prior year first quarter.  The private label credit card sales penetration decreased by 0.8% as compared to the prior year first quarter, while new accounts opened in the current year first quarter increased by 17.3 % compared to the prior year first quarter.

The following is a summary of the changes in the components of cost of sales between the current year first quarter and the prior year first quarter, expressed as a percent of sales:

Increase
Merchandise cost of sales	1.5%
Buying, occupancy and distribution expenses	0.3
Increase in merchandise cost of sales and related buying,
occupancy and distribution expenses rate	1.8%

Gross profit decreased 5.2% to $85.2 million for the current year first quarter from $89.9 million in the prior year first quarter.  Gross profit, as a percent of sales, decreased to 24.6% in the current year first quarter from 26.4% in the prior year first quarter.  The increase in merchandise cost of sales reflects the combination of the Company’s later clearance cadence, resulting from missing the February clearance window and increased promotional activities in March and April.  The increase in buying, occupancy and distribution expenses rate was primarily due to increased store occupancy and depreciation expenses resulting from the current year first quarter’s higher store count as compared to the prior year first quarter.

    Selling, general and administrative (“SG&A”) expenses in the current year first quarter decreased approximately $0.2 million, or 0.3%, to $83.6 million from $83.8 million in the prior year first quarter, while operating 23 net additional stores in the current year first quarter.  As a percent of sales, SG&A expenses decreased to 24.1% in the current year first quarter from 24.7% in the prior year first quarter as SG&A expenses and credit income levered.

Store opening costs of $2.7 million in the current year first quarter include costs related to the opening of 16 new stores, the relocation of one store and the rebranding of 98 stores during the current year first quarter.  During the prior year first quarter, the Company incurred $1.5 million in store opening costs related to 18 new stores opened, the relocation of one store and the rebranding of 2 stores.  Store opening costs are expensed as incurred and include costs of stores opening in future quarters.

Net interest expense was $0.9 million in the current year first quarter compared to $1.0 million in the prior year first quarter.  Interest expense is primarily comprised of interest on borrowings under the Revolving Credit Facility (see “Liquidity and Capital Resources”), related letters of credit and commitment fees, amortization of debt issue costs, interest on finance lease obligations and equipment financing notes.  The decrease in interest expense is primarily due to a lower average amount outstanding on equipment financing notes in the current year first quarter.  The Company’s equipment financing notes outstanding was $27.7 million in the current year first quarter as compared to $39.7 million in the prior year first quarter.

  The estimated income tax benefit for the current year first quarter was $1.6 million, of which $0.8 million was related to prior year’s domestic production activities and employment tax credits.  The Company’s effective tax rate, excluding these discreet benefit items, was 37.5% for the current year first quarter.  This compares to income tax expense of $1.3 million in the prior year first quarter with an effective tax rate of 38.0%.

As a result of the foregoing, the Company had a net loss of $0.5 million for the current year first quarter as compared to a net income of $2.2 million for the prior year first quarter.

Seasonality and Inflation

Historically, the Company's business is seasonal and sales are traditionally lower during the first three quarters of the fiscal year (February through October) and higher during the last quarter of the fiscal year (November through January).  The fourth quarter usually accounts for slightly more than 30% of the Company's annual sales, with the other quarters accounting for approximately 22% to 24% each.  Working capital requirements fluctuate during the year and generally reach their highest levels during the third and fourth quarters.  The Company does not believe that inflation had a material effect on its results of operations during the thirteen weeks ended April 30, 2011 and May 1, 2010, respectively.  However, there can be no assurance that the Company's business will not be affected by inflation in the future.

Liquidity and Capital Resources

The Company's liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows, (iii) normal trade credit terms from the vendor and factor community, (iv) equipment financing and (v) its Revolving Credit Facility.  The Company’s primary cash requirements are for capital expenditures related to new stores, store relocations, rebrandings, and remodeling, and seasonal and new store inventory purchases.

Key components of the Company’s cash flows for the current year and the prior year are summarized below (in thousands):

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
Net cash provided by (used in):
Operating Activities	$5,830	$(6,267)
Investing Activities	(11,765)	(8,496)
Financing Activities	(17,118)	1,256

Operating Activities

During the current year first quarter, the Company generated $5.8 million in cash from operating activities.  Net income, adjusted for non-cash expenses, provided cash of approximately $16.7 million.  Changes in operating assets and liabilities used net cash of approximately $12.8 million, which included a $56.9 million increase in merchandise inventories due to the seasonal build in inventories partially offset by an increase in accounts payable and other liabilities of $38.3 million.  Additionally, cash flows from operating activities included construction allowances from landlords of $1.9 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

During the prior year first quarter, the Company used $6.3 million in cash from operating activities.  Net income, adjusted for non-cash expenses, provided cash of approximately $17.2 million.  Changes in operating assets and liabilities used net cash of approximately $26.0 million, which included a $42.8 million increase in merchandise inventories due to the seasonal build of inventories partially offset by an increase in accounts payable and other liabilities of $16.6 million. Additionally, cash flows from operating activities included construction allowances from landlords of $2.5 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

Investing Activities

Capital expenditures were $11.9 million in the current year first quarter as compared to $8.5 million in the prior year first quarter.  For the current year first quarter, the Company opened 16 new stores, rebranded 98 stores and relocated 1 store, as compared to 18 new stores, 2 rebranded stores and 1 relocated store in the prior year first quarter.  As noted above, the Company received construction allowances from landlords of $1.9 million in the current year first quarter to fund a portion of the capital expenditures related to store leasehold improvements in new and relocated stores, while $2.5 million was received from landlords in the prior year first quarter.  These funds have been recorded as a deferred rent credit in the balance sheet and will be recorded as an offset to rent expense over the lease term commencing with the date the allowances were earned.

Management currently estimates that capital expenditures in 2011, net of construction allowances to be received from landlords, will be approximately $40.0 million.  The expenditures will principally be for the opening of new stores, store expansions, relocations, rebrandings and remodels.

Financing Activities

The Company has a $250.0 million senior secured revolving credit facility (the "Revolving Credit Facility") that matures on April 20, 2012.  The Revolving Credit Facility includes an uncommitted accordion feature to increase the size of the facility to $350.0 million.  Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement.  The daily interest rates under the Revolving Credit Facility are determined by a prime rate, or Eurodollar rate plus an applicable margin, as set forth in the Revolving Credit Facility agreement.  Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility.  The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements.  For the thirteen weeks ended April 30, 2011, there were no borrowings under the Revolving Credit Facility.

The Company also issues letters of credit under its Revolving Credit Facility to support certain merchandise purchases and to collateralize retained risks and deductibles under various insurance programs.  At April 30, 2011, the Company had outstanding letters of credit totaling approximately $10.6 million.  These letters of credit expire within twelve months of issuance.  Excess borrowing availability under the Revolving Credit Facility at April 30, 2011, net of letters of credit outstanding, was $225.7 million.

The Revolving Credit Facility contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions.  At April 30, 2011, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility and expects to remain in compliance during fiscal year 2011.

The Company currently pays a quarterly cash dividend of $0.075 per share on its common stock.  In the current year first quarter, the Company has paid cash dividends totaling $2.8 million.  On May 26, 2011, the Company’s Board of Directors (the “Board”) declared a quarterly cash dividend of $0.075 per share of common stock, payable on June 22, 2011 to shareholders of record at the close of business on June 7, 2011.

On March 8, 2011, the Company announced that the Board approved a Stock Repurchase Program which authorizes the Company to repurchase up to $200.0 million of its outstanding common stock (the “2011 Stock Repurchase Program”) from time to time, either on the open market or through privately negotiated transactions.

The 2011 Stock Repurchase Program will be financed by the Company’s existing cash, cash flow and other liquidity sources, as appropriate.  During the current year first quarter, the Company repurchased approximately 0.9 million shares for $16.6 million using funds available to the Company under the 2011 Stock Repurchase Program.  The Company has $183.4 million remaining under the 2011 Stock Repurchase Program and intends to repurchase up to $100 million of its outstanding shares during 2011 and to complete the 2011 Stock Repurchase Program by the end of 2013.

While there can be no assurances, management believes that there should be sufficient liquidity to cover both the Company's short-term and long-term funding needs.  The Company anticipates that it has adequate cash flows to cover its working capital needs, planned capital expenditures and debt service requirements for the remainder of 2011 and the foreseeable future.

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

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures.  Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2011.

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

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  There were no changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the current year first quarter ended April 30, 2011, the Company did not have any material legal proceedings brought against it, its subsidiary or their properties.

ITEM 1A.	RISK FACTORS

There have not been any material changes from the risk factors as previously disclosed in the Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2011, the Company’s Board of Directors approved a Stock Repurchase Program which authorizes the Company to repurchase up to $200.0 million of its outstanding common stock (the “2011 Stock Repurchase Program”) from time to time, either on the open market or through privately negotiated transactions.  The 2011 Stock Repurchase Program will be financed by the Company’s existing cash, cash flow and other liquidity sources, as appropriate.  During the current year first quarter, the Company repurchased approximately 0.9 million shares for $16.6 million using funds available to the Company under the 2011 Stock Repurchase Program.  The Company has $183.4 million remaining under the 2011 Stock Repurchase Program and intends to repurchase up to $100 million of its outstanding shares during 2011 and to complete the 2011 Stock Repurchase Program by the end of 2013.

The table below sets forth information regarding the Company’s repurchases of its common stock during the current year first quarter:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

January 30, 2011 to February 26, 2011	-	$-	-	$-

February 27, 2011 to April 2, 2011	777,385	$17.83	777,385	$186,138,552

April 3, 2011 to April 30, 2011	144,659	$18.85	144,659	$183,411,097

Total	922,044	$17.99	922,044

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following documents are the exhibits to this Form 10-Q.  For convenient reference, each exhibit is listed according to the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description
10.1†*	Employment Agreement between Andrew Hall and Stage Stores, Inc. dated April 11, 2011.
10.2†*	Employment Agreement between Richard Maloney and Stage Stores, Inc. dated April 11, 2011.
10.3†*	Employment Agreement between Edward Record and Stage Stores, Inc. dated April 11, 2011.
10.4†*	Employment Agreement between Oded Shein and Stage Stores, Inc. dated January 10, 2011.
10.5†*	Employment Agreement between Steven Hunter and Stage Stores, Inc. dated April 11, 2011.
10.6†*	Employment Agreement between Ronald Lucas and Stage Stores, Inc. dated April 11, 2011.
10.7†*	Employment Agreement between Joanne Swartz and Stage Stores, Inc. dated April 11, 2011.
10.8†*	Form of Stock Appreciation Rights Agreement (Employee) under the Stage Stores, Inc. Amended and Restated 2008 Equity Incentive Plan.
10.9†*	Form of Performance Based Share Agreement under the Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan.
10.10†*	Form of Restricted Stock Award Agreement (Employee) under the Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan.
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

_____________________________
† Management contract or compensatory plan or arrangement
* Filed electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAGE STORES, INC.

June 9, 2011	/s/ Andrew T. Hall
(Date)	Andrew T. Hall
President and Chief Executive Officer
(Principal Executive Officer)

June 9, 2011	/s/ Oded Shein
(Date)	Oded Shein
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)