Form 10-Q
period 2011-07-30
STAGE STORES INC
filed 2011-09-07
CIK 6885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2011

or

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

As of September 1, 2011, there were 31,111,196 shares of the registrant's common stock outstanding.

References to a particular year are to Stage Stores Inc.’s fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year.  For example, a reference to “2010” is a reference to the fiscal year ended January 29, 2011 and a reference to "2011" is a reference to the fiscal year ending January 28, 2012.  2010 and 2011 are 52-week years.

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

Stage Stores, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(Unaudited)

	July 30, 2011	January 29, 2011

ASSETS
Cash and cash equivalents	$29,352	$89,349
Merchandise inventories, net	357,625	325,501
Prepaid expenses and other current assets	28,245	30,423
Total current assets	415,222	445,273

Property, equipment and leasehold improvements, net	310,242	317,954
Intangible asset	14,910	14,910
Other non-current assets, net	20,637	17,947
Total assets	$761,011	$796,084

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$113,537	$95,365
Current portion of debt obligations	13,889	13,490
Accrued expenses and other current liabilities	60,264	74,318
Total current liabilities	187,690	183,173

Long-term debt obligations	45,956	25,002
Other long-term liabilities	96,348	98,400
Total liabilities	329,994	306,575

Commitments and contingencies

Common stock, par value $0.01, 100,000 shares authorized,
57,697 and 56,946 shares issued, respectively	577	569
Additional paid-in capital	527,944	516,079
Less treasury stock - at cost, 24,916 and 20,508 shares, respectively	(394,613)	(320,055)
Accumulated other comprehensive loss	(2,886)	(2,935)
Retained earnings	299,995	295,851
Total stockholders' equity	431,017	489,509
Total liabilities and stockholders' equity	$761,011	$796,084

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Income
(in thousands, except earnings per share)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010

Net sales	$352,832	$345,019	$699,315	$685,061
Cost of sales and related buying, occupancy
and distribution expenses	248,975	240,869	510,238	491,016
Gross profit	103,857	104,150	189,077	194,045

Selling, general and administrative expenses	86,075	86,355	169,677	170,204
Store opening costs	906	379	3,640	1,835
Interest expense, net of income of $2 and $21 for the thirteen weeks and $24 and $50 for the twenty-six weeks, respectively	885	997	1,791	2,042
Income before income tax	15,991	16,419	13,969	19,964

Income tax expense	5,978	6,092	4,417	7,439
Net income	$10,013	$10,327	$9,552	$12,525

Basic and diluted earnings per share data:

Basic earnings per share	$0.29	$0.27	$0.27	$0.33
Basic weighted average shares outstanding	34,236	38,359	35,258	38,316

Diluted earnings per share	$0.29	$0.27	$0.27	$0.32
Diluted weighted average shares outstanding	34,635	38,587	35,725	38,680

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010
Cash flows from operating activities:
Net income	$9,552	$12,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment of long-lived assets	30,853	31,447
Loss on retirements of property and equipment	136	-
Deferred income taxes	79	(216)
Tax benefits from stock-based compensation	749	1,103
Stock-based compensation expense	4,079	2,958
Amortization of debt issuance costs	155	149
Excess tax benefits from stock-based compensation	(1,181)	(1,913)
Deferred compensation obligation	89	65
Amortization of employee benefit related costs	79	213
Construction allowances from landlords	2,102	3,924
Changes in operating assets and liabilities:
Increase in merchandise inventories	(32,124)	(32,539)
Decrease (increase) in other assets	420	(3,697)
(Decrease) increase in accounts payable and other liabilities	(1,402)	2,970
Total adjustments	4,034	4,464
Net cash provided by operating activities	13,586	16,989

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(22,103)	(17,193)
Proceeds from retirements of property and equipment	93	-
Net cash used in investing activities	(22,010)	(17,193)

Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	51,700	-
Payments of revolving credit facility borrowings	(23,700)	-
Payments of long-term debt obligations	(6,647)	(6,605)
Payments of debt issuance costs	(1,097)	-
Repurchases of common stock	(74,558)	(6,956)
Proceeds from exercise of stock awards	6,956	4,999
Excess tax benefits from stock-based compensation	1,181	1,913
Cash dividends paid	(5,408)	(3,835)
Net cash used in financing activities	(51,573)	(10,484)
Net decrease in cash and cash equivalents	(59,997)	(10,688)

Cash and cash equivalents:
Beginning of period	89,349	93,714
End of period	$29,352	$83,026

Supplemental disclosures:
Interest paid	$1,627	$1,997
Income taxes paid	$11,834	$16,169
Unpaid liabilities for capital expenditures	$6,514	$4,265

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statement of Stockholders' Equity
For the Twenty-Six Weeks Ended July 30, 2011
(in thousands, except per share amount)
(Unaudited)

						Accumulated
	Common		Additional	Treasury		Other
	Stock		Paid-in	Stock		Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total

Balance, January 29, 2011	56,946	$569	$516,079	(20,508)	$(320,055)	$(2,935)	$295,851	$489,509

Net income	-	-	-	-	-	-	9,552	9,552
Amortization of employee benefit related costs, net of tax of $.03 million	-	-	-	-	-	49	-	49
Comprehensive income								9,601

Dividends on common stock, $0.15 per share	-	-	-	-	-	-	(5,408)	(5,408)
Deferred compensation	-	-	89	-	(89)	-	-	-
Repurchases of common stock	-	-	-	(4,408)	(73,955)	-	-	(73,955)
Stock options and SARs exercised	605	6	6,948	-	-	-	-	6,954
Issuance of stock awards, net	146	2	-	-	(514)	-	-	(512)
Stock-based compensation expense	-	-	4,079	-	-	-	-	4,079
Tax benefit from stock-based
compensation	-	-	749	-	-	-	-	749

Balance, July 30, 2011	57,697	$577	$527,944	(24,916)	$(394,613)	$(2,886)	$299,995	$431,017

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.           Basis of Presentation

The accompanying Condensed Consolidated Financial Statements (Unaudited) of Stage Stores, Inc. and subsidiaries (“Stage Stores” or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) for complete financial statements.  Those adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made.  The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year.  The Condensed Consolidated Financial Statements (Unaudited) should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto filed with Stage Stores’ Annual Report on Form 10-K for the year ended January 29, 2011.  References to a particular year are to Stage Stores’ fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year.  For example, a reference to “2010” is a reference to the fiscal year ended January 29, 2011 and a reference to "2011" is a reference to the fiscal year ending January 28, 2012.  References to “current year” pertain to the twenty-six weeks ended July 30, 2011, and references to “prior year” pertain to the twenty-six weeks ended July 31, 2010.

Stage Stores is a Houston, Texas-based regional, specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family.  As of July 30, 2011, the Company operated 800 stores located in 39 states.  The Company operates its stores under the five names of Bealls, Goody’s, Palais Royal, Peebles and Stage.

Correction of Statement of Cash Flows.  The Company has corrected an error in the supplemental disclosure of cash paid for income taxes for the period ended July 31, 2010.  The amount previously presented was $1.9 million and only represented state income taxes.  The correction had no effect on any of the categories presented in the statement of cash flows.

Recent Accounting Standards. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”).  ASU 2011-04 clarifies existing fair value measurement and disclosure requirements, amends certain fair value measurement principles and requires additional disclosures about fair value measurements.  For public companies, the amendments in ASU 2011-04 will be effective for fiscal years and interim periods beginning after December 15, 2011.  The Company does not expect the adoption of the provisions under ASU 2011-04 to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which eliminates the current option to present components of other comprehensive income as part of the statements of changes in stockholder’s equity and requires entities to present comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments do not change the components of other comprehensive income.  For public companies, the new disclosure requirements will be effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption permitted and will have presentation changes only.

2.           Stock-Based Compensation

As approved by the Company’s shareholders, the Company established the Amended and Restated 2001 Equity Incentive Plan (the “2001 Equity Incentive Plan”) and the Amended and Restated 2008 Equity Incentive Plan (the “2008 Equity Incentive Plan” and collectively with the 2001 Equity Incentive Plan, the “Equity Incentive Plans”) to reward, retain and attract key personnel.  The Equity Incentive Plans provide for grants of nonqualified or incentive stock options, stock appreciation rights (“SARs”), performance shares or units, stock units and stock grants.  To fund the 2001 Equity Incentive Plan, 12,375,000 shares of the Company’s common stock were reserved for issuance upon exercise of awards.  On June 9, 2011, the Company’s shareholders approved the Second Amended and Restated 2008 Equity Incentive Plan to increase the number of shares available for stock awards under the 2008 Equity Incentive Plan from 2,750,000 shares to 4,550,000 shares.

The following table summarizes stock-based compensation expense by type of grant for the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010 (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Stock options and SARs	$1,097	$1,023	$2,123	$1,756
Non-vested stock	685	200	1,094	642
Performance shares	515	568	862	560
Total compensation expense	2,297	1,791	4,079	2,958
Related tax benefit	(853)	(681)	(1,521)	(1,124)
	$1,444	$1,110	$2,558	$1,834

As of July 30, 2011, the Company had unrecognized compensation cost of $19.1 million related to stock-based compensation awards granted.  That cost is expected to be recognized over a weighted average period of 2.7 years.

The following table provides the significant weighted average assumptions used in determining the estimated fair value, at the date of grant under the Black-Scholes option-pricing model, of SARs granted in the twenty-six weeks ended July 30, 2011 and July 31, 2010:

	Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010

Expected volatility	63.4% - 63.7%	62.1% - 63.0%
Weighted average volatility	63.6%	62.1%
Risk-free rate	1.5% - 1.9%	1.8% - 2.3%
Expected life (in years)	4.3	4.3
Expected dividend yield	1.6% - 1.9%	1.3% - 2.1%

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

Stock Options and SARs

The right to exercise stock options and SARs generally vests over four years from the date of grant, with 25% vesting at the end of each of the first four years following the date of grant.  Stock options and SARs are settled by issuance of common stock.  Options issued prior to January 29, 2005 will generally expire, if not exercised, within ten years from the date of the grant, while stock options and SARs granted after that date generally expire, if not exercised, within seven years from the date of grant.  The weighted average grant date fair value for SARs granted during the twenty-six weeks ended July 30, 2011 and July 31, 2010 was $8.69 and $6.84, respectively.

The following table summarizes information about stock options and SARs outstanding under the Equity Incentive Plans as of July 30, 2011 and changes during the twenty-six weeks ended July 30, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 29, 2011	4,295,148	$14.99
Granted	661,950	18.84
Exercised	(604,847)	11.50
Forfeited	(139,625)	14.87
Outstanding at July 30, 2011	4,212,626	$16.10	4.1	$10,776

Vested or expected to vest at July 30, 2011	3,823,686	$16.20	4.0	$9,571

Exercisable at July 30, 2011	2,267,926	$16.99	2.9	$4,752

     The following table summarizes information about non-vested stock option awards and SARs outstanding as of July 30, 2011 and changes during the twenty-six weeks ended July 30, 2011:

Stock Options/SARs	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at January 29, 2011	2,040,565	$5.61
Granted	661,950	8.69
Vested	(662,565)	5.71
Forfeited	(95,250)	5.48
Non-vested at July 30, 2011	1,944,700	$6.63

The aggregate intrinsic value of stock options and SARs, defined as the amount by which the market price of the underlying stock on the date of exercise exceeds the exercise price of the award, exercised during the twenty-six weeks ended July 30, 2011 and July 31, 2010 was $4.1 million and $5.1 million, respectively.

Non-vested Stock

The Company has granted shares of non-vested stock to members of management and independent directors.  The non-vested stock converts one for one to common stock at the end of the vesting period at no cost to the recipient to whom it is awarded.  The vesting period of the non-vested stock ranges from one to four years from the date of grant.

The following table summarizes information about non-vested stock granted by the Company as of July 30, 2011 and changes during the twenty-six weeks ended July 30, 2011:

Non-vested Stock	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 29, 2011	283,123	$12.16
Granted	296,120	18.42
Vested	(83,816)	13.16
Forfeited	(22,541)	11.53
Outstanding at July 30, 2011	472,886	$15.93

The aggregate intrinsic value of non-vested stock that vested during the current year was $1.5 million.  The payment of the employees’ tax liability for a portion of the vested shares was satisfied by withholding shares with a fair value equal to the tax liability.  As a result, the actual number of shares issued was 81,170.

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

The following table summarizes information about the performance shares that remain outstanding as of July 30, 2011:

				Weighted
				Average
	Target	Target	Target	Grant Date
Period	Shares	Shares	Shares	Fair Value per
Granted	Granted	Forfeited	Outstanding	Share

2009	137,500	(24,000)	113,500	$12.79
2010	138,000	(5,000)	133,000	19.75
2011	74,375	-	74,375	25.00

Total	349,875	(29,000)	320,875

During the current year, 90,298 shares, with an aggregate intrinsic value of $1.7 million, vested related to the 2008 performance share grant.  The payment of the recipients’ tax liability of approximately $0.5 million was satisfied by withholding shares with a fair value equal to the tax liability.  As a result, the actual number of shares issued was 65,246.

3.           Debt Obligations

Debt obligations as of July 30, 2011 and January 29, 2011 consist of the following (in thousands):

	July 30, 2011	January 29, 2011
Revolving Credit Facility	$28,000	$-
Equipment financing	24,523	30,869
Finance lease obligations	7,322	7,623
Total debt obligations	59,845	38,492
Less: Current portion of debt obligations	13,889	13,490
Long-term debt obligations	$45,956	$25,002

On June 30, 2011, the Company entered into an Amended and Restated Credit Agreement for a $250.0 million senior secured revolving credit facility (the “Amended and Restated Credit Agreement” or “Revolving Credit Facility”) that matures on June 30, 2016.  The Amended and Restated Credit Agreement amends and restates the Company’s former Credit Agreement dated August 21, 2003, which was set to mature on April 20, 2012.  The Revolving Credit Facility includes an uncommitted accordion feature to increase the size of the facility to $350.0 million.  Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement.  The daily interest rates under the Revolving Credit Facility are determined by a prime rate or LIBOR rate plus an applicable margin, as set forth in the Revolving Credit Facility agreement.  Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility.  The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures and other general corporate purposes, as well as to support its outstanding letters of credit requirements. For the current year, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 2.8% and $3.9 million, respectively.

The Company also issues letters of credit under the Revolving Credit Facility to support certain merchandise purchases and to collateralize retained risks and deductibles under various insurance programs.  At July 30, 2011, the Company had outstanding letters of credit totaling approximately $14.3 million.  These letters of credit expire within twelve months of issuance.  Excess borrowing availability under the Revolving Credit Facility at July 30, 2011, net of letters of credit outstanding, was $207.7 million.

The Revolving Credit Facility contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions.  The revolving credit facility also contains a fixed charge coverage ratio covenant in the event excess availability is below a defined threshold or an event of default has occurred.  At July 30, 2011, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility and expects to remain in compliance during fiscal year 2011.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Basic weighted average shares outstanding	34,236	38,359	35,258	38,316
Effect of dilutive securities:
Stock options, SARs and non-vested stock grants	399	228	467	364
Diluted weighted average shares outstanding	34,635	38,587	35,725	38,680

The following table illustrates the number of stock options and SARs that were outstanding, but not included in the computation of diluted earnings per share because the exercise price of the stock options and SARs was greater than the average market price of the Company’s common shares (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010

Number of anti-dilutive stock options and SARs outstanding	1,801	3,221	1,787	2,933

5.           Stockholders’ Equity

On June 13, 2011, the Company announced that its Board of Directors (“the Board”) approved a 20% increase in the Company’s quarterly cash dividend rate to 9 cents per share from the previous quarterly rate of 7.5 cents per share.  The new quarterly dividend rate of 9 cents per share is applicable to dividends declared after June 22, 2011.  In the current year, the Company has paid cash dividends totaling $5.4 million.  On August 25, 2011, the Board declared a quarterly cash dividend of 9 cents per share, payable on September 21, 2011 to shareholders of record at the close of business on September 6, 2011.

On March 8, 2011, the Company announced that the Board approved a Stock Repurchase Program which authorizes the Company to repurchase up to $200.0 million of its outstanding common stock (the “2011 Stock Repurchase Program”) from time to time, either on the open market or through privately negotiated transactions.  The 2011 Stock Repurchase Program will be financed by the Company’s existing cash, cash flow and other liquidity sources, as appropriate.  The Company intends to repurchase up to $100.0 million of its outstanding shares during 2011 and to complete the 2011 Stock Repurchase Program by the end of 2013. Additionally, the Board has granted the Company the authority to repurchase its outstanding common stock using proceeds from the exercise of stock options as well as the tax benefits that accrue to the Company from the exercise of stock options, SARs and from other equity grants, of which $9.9 million was available for repurchases at July, 30, 2011.

6.           Retirement Plan

The Company sponsors a frozen defined benefit plan.  The components of pension cost for each period are as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Interest cost	$516	$529	$1,032	$1,058
Expected return on plan assets	(610)	(556)	(1,219)	(1,112)
Net loss amortization	40	106	79	213
Net periodic pension (income) cost	$(54)	$79	$(108)	$159

The Company’s funding policy is to make contributions to maintain the minimum funding requirements for its pension obligations in accordance with the Employee Retirement Income Security Act.  The Company may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover the short-term liquidity needs of the plan in order to maintain current invested positions.  During the current year, the Company contributed $1.0 million to the pension plan.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets (Unaudited) as of July 30, 2011 and January 29, 2011, subject to Accounting Standards Codification (“ASC”) No. 820, Fair Value Measurements, (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	July 30, 2011	(Level 1)	(Level 2)	(Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (1)(2)	$17,514	$17,514	$-	$-

Accrued expenses and other current liabilities:
Deferred non-employee director equity compensation plan liability (2)	$199	$199	$-	$-

	Balance as of	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	January 29, 2011	(Level 1)	(Level 2)	(Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (1)(2)	$15,771	$15,771	$-	$-

Accrued expenses and other current liabilities:
Deferred non-employee director equity compensation plan liability (2)	$176	$176	$-	$-

(1)	The Company has recorded in other long-term liabilities amounts related to these assets for the amount due to participants corresponding in value to the securities held in the grantor trust.

(2)
Using the market approach, the fair values of these items represent quoted market prices multiplied by the quantities held.  Net gains and losses related to the changes in fair value in the assets and liabilities under the various deferred compensation plans are recorded in selling, general and administrative expenses and were approximately nil for the twenty-six weeks ended July 30, 2011 and for the fiscal year ended January 29, 2011.

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

The following table shows the Company’s nonfinancial assets measured at fair value on a nonrecurring basis in the Condensed Consolidated Balance Sheets (Unaudited) as of July 30, 2011 and January 29, 2011, subject to ASC 820 (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	July 30, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Store property, equipment and leasehold improvements (1)	$3,744	$-	$-	$3,744

	Balance as of	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	January 29, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Store property, equipment and leasehold improvements (1)	$9,412	$-	$-	$9,412

(1)
In accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, store property, equipment and leasehold improvements with a carrying amount of $3.9 million at July 30, 2011 and $13.5 million at January 29, 2011 were written down to their fair market value of $3.7 million at July 30, 2011 and $9.4 million at January 29, 2011, resulting in impairment charges of $0.2 million during the current year second quarter and $4.1 million during fiscal year 2010.  The impairment charges are included in cost of sales and related buying, occupancy and distribution expenses in the Condensed Consolidated Statements of Income (Unaudited).

Financial instruments not measured at fair value are cash and cash equivalents, payables and debt obligations.  At July 30, 2011, the Company believes that the carrying amount of debt obligations approximates fair value based on recent financing transactions for similar debt issuances.  The Company also believes that the Revolving Credit Facility approximates fair value since interest rates are adjusted to reflect current rates.

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

General

Stage Stores is a Houston, Texas-based specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family. The Company's principal focus is on consumers in small and mid-sized markets which the Company believes are under-served and less competitive.  The Company differentiates itself from the competition in the small and mid-sized communities by offering consumers access to basic as well as fashionable brand name merchandise not typically carried by other retailers in the same market area.  In the highly competitive metropolitan markets, the Company competes against national department store chains, which similarly offer moderately priced, brand name and private label merchandise.  In these larger metropolitan markets, the Company differentiates itself by offering consumers a high level of customer service in smaller-sized stores in convenient locations as compared to the larger department stores with which it competes. At July 30, 2011, the Company operated 800 stores located in 39 states under the five names of Bealls, Goody’s, Palais Royal, Peebles and Stage, with a total of 14.7 million selling square feet.

The Company continued to make progress on a number of its strategic initiatives during the twenty-six weeks ended July 30, 2011 (the “current year”).  The Company rebranded 136 non-Goody’s stores with the Goody’s name and ended the quarter with 223 Goody’s stores.  The Company intends to rebrand approximately 12 non-Goody’s stores with the Goody’s name in the current year third quarter.  It continues to find that there is strong brand equity in the Goody’s name in markets and regions of the country in which they operated prior to the Company’s acquisition of the name.  The Company intends to open 21 to 22 new stores, reopen a fire-damaged store and close 2 to 4 stores in the second half of the year and anticipates that it will end the year with approximately 820 stores.

The Company continues to develop its eCommerce platform during the current year, as offerings on the eCommerce website have grown from less than 1,000 products at the beginning of the year to approximately 6,000 products at July 30, 2011.  Total eCommerce sales were $2.0 million during the current year and the Company expects to achieve $7.0 million in 2011.

The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements as included in the Form 10-K.

Results of Operations

The following table sets forth the results of operations as a percentage of sales for the periods indicated:

	Thirteen Weeks Ended (1)		Twenty-Six Weeks Ended (1)
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and related buying, occupancy
and distribution expenses	70.6	69.8	73.0	71.7
Gross profit	29.4	30.2	27.0	28.3

Selling, general and administrative expenses	24.4	25.0	24.3	24.8
Store opening costs	0.3	0.1	0.5	0.3
Interest expense, net	0.3	0.3	0.3	0.3
Income before income tax	4.5	4.8	2.0	2.9

Income tax expense	1.7	1.8	0.6	1.1
Net income	2.8%	3.0%	1.4%	1.8%

(1) Percentages may not foot due to rounding.

Thirteen Weeks Ended July 30, 2011 Compared to Thirteen Weeks Ended July 31, 2010

Sales for the thirteen weeks ended July 30, 2011 (the “current year second quarter”) increased 2.3% to $352.8 million from $345.0 million for the thirteen weeks ended July 31, 2010 (the “prior year second quarter”).

The sales increase was driven primarily by the strength of the Company’s new stores and the rebranding of non-Goody’s stores with the Goody’s name.  Comparable store sales, which are sales in stores that are open for at least 14 full months prior to the reporting period, including the rebranded stores, increased by 0.9% in the current year second quarter as compared to a 1.6% decrease in the prior year second quarter.  During the current year second quarter, the number of transactions increased 3.8%, partially offset by a 2.9% decrease in average transaction value.  The decrease in average transaction value resulted from a 3.5% decline in average unit retail, partially offset by a 0.6% increase in units per transaction.

On a market population basis, utilizing a ten-mile radius from each store, the Company’s small market stores (populations less than 50,000) outperformed stores in its mid-sized (populations of 50,000 to 150,000) and large markets (populations greater than 150,000) in the current year second quarter.  The Company achieved a 1.6% comparable store sales increase in its small market stores.  The small markets continue to be the focus of the Company’s new store expansion plans as stores in these markets consistently outperform stores in the Company’s mid-sized and large markets.

Geographically, the Southeast, Southwest and Midwest regions had comparable store sales gains during the current year second quarter.  The Southeast region continues to benefit from the performance of the Company’s rebranded Goody’s stores.

     On a merchandise category basis, the Company experienced comparable store sales increases in a number of key merchandise categories (i.e., those categories comprising greater than 5% of sales).  Accessories, cosmetics, junior sportswear and footwear all had comparable store sales that outperformed the Company’s comparable store sales results during the current year second quarter.  The Company continues to focus on growing its cosmetics line of business through the installation of Estee Lauder and Clinique counters, as 2 new Clinique counters were opened during the current year second quarter.  At July 30, 2011, the Company had 185 Estee Lauder counters and 176 Clinique counters, respectively.

The following is a summary of the changes in the components of cost of sales between the current year second quarter and the prior year second quarter, expressed as a percent of sales:

Increase/ (Decrease)
Merchandise cost of sales rate	1.7%
Buying, occupancy and distribution expenses rate	(0.9)
Cost of sales rate	0.8%

Gross profit was $103.9 million, a decrease of 0.3%, for the current year second quarter from $104.2 million in the prior year second quarter.  Gross profit, as a percent of sales, decreased to 29.4% in the current year second quarter from 30.2% in the prior year second quarter.  The increase in the merchandise cost of sales rate is a result of higher sales of clearance merchandise in the current year, higher freight costs and a highly promotional environment.  The decrease in buying, occupancy and distribution expenses rate was mainly due to lower store impairment charges of $0.2 million during the current year second quarter as compared to $2.6 million in the prior year second quarter.

Selling, general and administrative (“SG&A”) expenses in the current year second quarter decreased by approximately $0.3 million, or 0.3%, to $86.1 million from $86.4 million in the prior year second quarter, while operating 23 net additional stores in the current year second quarter.  As a percent of sales, SG&A expenses decreased to 24.4% in the current year second quarter from 25.0% in the prior year second quarter as SG&A expenses levered.

Store opening costs of $0.9 million in the current year second quarter include costs related to the reopening of a fire-damaged store and a flood-damaged store, the relocation of one store and the rebranding of 38 stores.  During the prior year second quarter, the Company incurred $0.4 million in store opening costs related to the opening of two new stores, the reopening of a tornado-damaged store, the relocation of one store and the rebranding of 3 stores.  Store opening costs are expensed as incurred and include costs of stores opening in future quarters.

Net interest expense was $0.9 million in the current year second quarter compared to $1.0 million in the prior year second quarter.  Interest expense is primarily comprised of interest on borrowings under the Revolving Credit Facility (see “Liquidity and Capital Resources”), related letters of credit and commitment fees, amortization of debt issuance costs, interest on finance lease obligations and equipment financing notes.  The decrease in interest expense is primarily due to a lower average amount outstanding on equipment financing notes in the current year second quarter.

  The Company’s effective tax rate for the current year second quarter was 37.4%, resulting in estimated income tax expense of $6.0 million.  This compares to income tax expense of $6.1 million in the prior year second quarter with an effective tax rate of 37.1%.

As a result of the foregoing, the Company had net income of $10.0 million for the current year second quarter as compared to net income of $10.3 million for the prior year second quarter.

Twenty-Six Weeks Ended July 30, 2011 Compared to Twenty-Six Weeks Ended July 31, 2010

Sales for the twenty-six weeks ended July 30, 2011 increased by 2.1% to $699.3 million from $685.1 million for the twenty-six weeks ended July 31, 2010 (the “prior year”).

The sales increase was driven by the strength of the Company’s new stores and the rebranding of 136 non-Goody’s stores with the Goody’s name.  Comparable store sales, which are sales in stores that are open for at least 14 full months prior to the reporting period, increased by 0.5% in the current year as compared to a 1.1% decrease in the prior year. During the current year, the number of transactions increased 3.2%, partially offset by a 2.7% decrease in average transition value.  The decrease in average transaction value resulted from a 4.4% decline in average unit retail, partially offset by a 1.7% increase in units per transaction.

On a market population basis, utilizing a ten-mile radius from each store, the Company’s small market stores (populations less than 50,000) outperformed stores in its mid-sized (populations of 50,000 to 150,000) and large markets (populations greater than 150,000) in the current year.  The Company achieved a 1.2% comparable store sales increase in its small market stores.  The small markets continue to be the focus of the Company’s new store expansion plans as stores in these markets consistently outperform stores in the Company’s mid-sized and large markets.

Geographically, the Southeast, Southwest and Midwest regions had comparable store sales gains during the current year.  The Southeast region continues to benefit from the performance of the Company’s rebranded Goody’s stores.

On a merchandise category basis, the Company experienced comparable store sales increases in a number of key merchandise categories (i.e., those categories comprising greater than 5% of sales).  Accessories, cosmetics, junior sportswear and footwear all had comparable store sales that outperformed the Company’s comparable store sales results during the current year.  The Company continues to focus on growing its cosmetics line of business through the installation of Estee Lauder and Clinique counters, as 9 new Estee Lauder and 7 new Clinique counters were opened during the current year, which raised the total number of counters to 185 and 176, respectively.

The following is a summary of the changes in the components of cost of sales between the current year and the prior year, expressed as a percent of sales:

Increase/ (Decrease)
Merchandise cost of sales rate	1.6%
Buying, occupancy and distribution expenses rate	(0.3)
Cost of sales rate	1.3%

Gross profit was $189.1 million, a decrease of 2.6%, for the current year from $194.0 million in the prior year.  Gross profit, as a percent of sales, was 27.0% in the current year and 28.3% in the prior year. The increase in the merchandise cost of sales rate is a result of higher sales of clearance merchandise in the current year, higher freight costs and a more aggressive promotional environment.   The decrease in buying, occupancy and distribution expenses rate was mainly due to lower store impairment charges, partially offset by the increases in the occupancy expenses and buying and distribution expenses resulting from the current year’s higher store count as compared to the prior year.

SG&A expenses for the current year decreased by approximately $0.5 million, or 0.3%, to $169.7 million from $170.2 million in the prior year, while operating 23 net additional stores in the current year.  As a percent of sales, SG&A expenses improved to 24.3% in the current year from 24.8% in the prior year.  The decrease in the SG&A rate was due to improved leveraging of expenses from higher sales.

Store opening costs of $3.6 million in the current year include costs related to the opening of 16 new stores, the reopening of a fire-damaged store and a flood-damaged store, the relocation of two stores and the rebranding of 136 stores during the current year.  During the prior year, the Company incurred $1.8 million in store opening costs related to the opening of 20 new stores, the reopening of a tornado-damaged store, the relocation of 2 stores and the rebranding of 5 stores.  Store opening costs are expensed as incurred and include costs of stores opening in future quarters.

Net interest expense was $1.8 million in the current year compared to $2.0 million in the prior year.  Interest expense is primarily comprised of interest on borrowings under the Revolving Credit Facility (see “Liquidity and Capital Resources”), related letters of credit and commitment fees, amortization of debt issue costs, interest on finance lease obligations and equipment financing notes.  The decrease in interest expense is primarily due to a lower average amount outstanding on equipment financing notes in the current year.

The Company’s effective tax rate for the current year was 31.6%, resulting in estimated income tax expense of $4.4 million.  This compares to income tax expense of $7.4 million in the prior year with an effective tax rate of 37.3%.  The lower tax rate for the current year was due to discreet tax benefit items, which was principally related to prior year’s domestic production activities and employment tax credits.

As a result of the foregoing, the Company had net income of $9.6 million for the current year as compared to net income of $12.5 million for the prior year.

Seasonality and Inflation

Historically, the Company's business is seasonal and sales are traditionally lower during the first three quarters of the fiscal year (February through October) and higher during the last quarter of the fiscal year (November through January).  The fourth quarter usually accounts for slightly more than 30% of the Company's annual sales, with the other quarters accounting for approximately 22% to 24% each.  Working capital requirements fluctuate during the year and generally reach their highest levels during the third and fourth quarters.  The Company does not believe that inflation had a material effect on its results of operations during the twenty-six weeks ended July 30, 2011 and July 31, 2010, respectively.  However, there can be no assurance that the Company's business will not be affected by inflation in the future.

The Company is beginning to experience increases in its merchandise costs, particularly in those classifications that are heavily cotton-based, as well as higher freight costs.   These inflationary increases are expected to continue for the remainder of 2011.  The Company is taking steps to mitigate the effects of these increases through earlier receipt of certain product categories, adjusting merchandise assortment mix and adjusting price points.

Liquidity and Capital Resources

The Company's liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows, (iii) normal trade credit terms from the vendor and factor community, (iv) equipment financing and (v) the Revolving Credit Facility.  The Company’s primary cash requirements are for capital expenditures related to new stores, store relocations, rebranding, and remodeling, and seasonal and new store inventory purchases.

Key components of the Company’s cash flows for the current year and the prior year are summarized below (in thousands):

	Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010
Net cash provided by (used in):
Operating activities	$13,586	$16,989
Investing activities	(22,010)	(17,193)
Financing activities	(51,573)	(10,484)

Operating Activities

During the current year, the Company generated $13.6 million in cash from operating activities.  Net income, adjusted for non-cash expenses, provided cash of approximately $44.6 million.  Changes in operating assets and liabilities used net cash of approximately $33.1 million, which included a $32.1 million increase in merchandise inventories.  The increase in merchandise inventories in the current year is primarily due to the seasonal build of inventories and increases related to the higher number of stores open.  Additionally, cash flows from operating activities included construction allowances from landlords of $2.1 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

During the prior year, the Company generated $17.0 million in cash from operating activities.  Net income, adjusted for non-cash expenses, provided cash of approximately $46.3 million.  Changes in operating assets and liabilities used net cash of approximately $33.2 million, which included a $32.5 million increase in merchandise inventories.  The increase in merchandise inventories was primarily due to the planned acceleration of back-to-school receipts into July and increases related to the higher number of stores and cosmetic counters.  Additionally, cash flows from operating activities included construction allowances from landlords of $3.9 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

Investing Activities

Capital expenditures were $22.1 million in the current year as compared to $17.2 million in the prior year.  For the current year, the Company opened 16 new stores, reopened 2 stores, rebranded 136 stores and relocated 2 stores, as compared to 20 new stores, 1 reopened store, 5 rebranded stores and 2 relocated stores in the prior year.  As noted above, the Company received construction allowances from landlords of $2.1 million in the current year to fund a portion of the capital expenditures related to store leasehold improvements in new and relocated stores, while $3.9 million was received from landlords in the prior year.  These funds have been recorded as a deferred rent credit in the balance sheet and will be recorded as an offset to rent expense over the lease term commencing with the date the allowances were earned.

Management currently estimates that capital expenditures in 2011, net of construction allowances to be received from landlords, will be approximately $40 million.  The expenditures will principally be for the opening of new stores, store expansions, relocations, rebranding and remodels.

Financing Activities

On June 30, 2011, the Company entered into an Amended and Restated Credit Agreement for a $250.0 million senior secured revolving credit facility (the “Amended and Restated Credit Agreement” or “Revolving Credit Facility”) that matures on June 30, 2016.  The Amended and Restated Credit Agreement amends and restates the Company’s former Credit Agreement dated as of August 21, 2003, which was set to mature on April 20, 2012.  The Revolving Credit Facility includes an uncommitted accordion feature to increase the size of the facility to $350.0 million.  Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement.  The daily interest rates under the Revolving Credit Facility are determined by a prime rate or LIBOR rate plus an applicable margin, as set forth in the Revolving Credit Facility agreement.  Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility.  The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures and other general corporate purposes, as well as to support its outstanding letters of credit requirements. For the current year, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 2.8% and $3.9 million, respectively.

The Company also issues letters of credit under the Revolving Credit Facility to support certain merchandise purchases and to collateralize retained risks and deductibles under various insurance programs.  At July 30, 2011, the Company had outstanding letters of credit totaling approximately $14.3 million.  These letters of credit expire within twelve months of issuance.  Excess borrowing availability under the Revolving Credit Facility at July 30, 2011, net of letters of credit outstanding, was $207.7 million.

The Revolving Credit Facility contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions.  The revolving credit facility also contains a fixed charge coverage ratio covenant in the event excess availability is below a defined threshold or an event of default has occurred.  At July 30, 2011, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility and expects to remain in compliance during fiscal year 2011.

On June 13, 2011, the Company announced that its Board of Directors (“the Board”) approved a 20% increase in the Company’s quarterly cash dividend rate to 9 cents per share from the previous quarterly rate of 7.5 cents per share.  The new quarterly dividend rate of 9 cents per share is applicable to dividends declared after June 22, 2011.  In the current year, the Company has paid cash dividends totaling $5.4 million.  On August 25, 2011, the Board declared a quarterly cash dividend of 9 cents per share, payable on September 21, 2011 to shareholders of record at the close of business on September 6, 2011.

On March 8, 2011, the Company announced that the Board approved a Stock Repurchase Program which authorizes the Company to repurchase up to $200.0 million of its outstanding common stock (the “2011 Stock Repurchase Program”) from time to time, either on the open market or through privately negotiated transactions.  The 2011 Stock Repurchase Program will be financed by the Company’s existing cash, cash flow and other liquidity sources, as appropriate.  During the current year, the Company repurchased approximately 4.4 million shares for $74.0 million using funds available to the Company under the 2011 Stock Repurchase Program.  The Company has $126.0 million remaining under the 2011 Stock Repurchase Program and intends to repurchase up to $100 million of its outstanding shares during 2011 and to complete the 2011 Stock Repurchase Program by the end of 2013.  Additionally, the Board has granted the Company the authority to repurchase its outstanding common stock using proceeds from the exercise of stock options as well as the tax benefits that accrue to the Company from the exercise of stock options, SARs and from other equity grants, of which $9.9 million was available for repurchases at July, 30, 2011.

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

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures.  Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of July 30, 2011.

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

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  There were no changes in the Company’s internal control over financial reporting during the quarter ended July 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                                LEGAL PROCEEDINGS

During the current year second quarter ended July 30, 2011, the Company did not have any material legal proceedings brought against it, its subsidiaries or their properties.

ITEM 1A.                             RISK FACTORS

There have not been any material changes from the risk factors as previously disclosed in the Form 10-K.

ITEM 2.                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2011, the Company’s Board of Directors approved a Stock Repurchase Program which authorizes the Company to repurchase up to $200.0 million of its outstanding common stock (the “2011 Stock Repurchase Program”) from time to time, either on the open market or through privately negotiated transactions.  The 2011 Stock Repurchase Program will be financed by the Company’s existing cash, cash flow and other liquidity sources, as appropriate.  During the current year second quarter, the Company repurchased approximately 3.5 million shares for $57.4 million using funds available to the Company under the 2011 Stock Repurchase Program.  A total of 4.4 million shares have been repurchased since March 2011 at a total cost of $74.0 million.  The Company has $126.0 million remaining under the 2011 Stock Repurchase Program and intends to repurchase up to $100 million of its outstanding shares during 2011 and to complete the 2011 Stock Repurchase Program by the end of 2013.

The table below sets forth information regarding the Company’s repurchases of its common stock during the current year:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

May 1, 2011 to May 28, 2011	930,061	$17.06	930,061	$167,541,933

May 29, 2011 to July 2, 2011	1,912,077	15.56	1,912,077	137,789,944

July 3, 2011 to July 30, 2011	644,168	18.23	644,168	126,045,243	(1)

Total	3,486,306	$16.45	3,486,306

(1)
Amount represents balance remaining under the 2011 Stock Repurchase Program. Additionally, the Board has granted the Company the authority to repurchase its outstanding common stock using proceeds from the exercise of stock options as well as the tax benefits that accrue to the Company from the exercise of stock options, SARs and from other equity grants, of which $9.9 million was available for repurchases at July, 30, 2011.

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
4.1*#
Amended and Restated Credit Agreement dated as of June 30, 2011, among Specialty Retailers, Inc., as Borrower, Stages Stores, Inc. and Specialty Retailers (TX) LLC, as Facility Guarantors, the Lenders Party thereto, Bank of America, N.A., as Administrative Agent and as Collateral Agent, Wells Fargo Capital Finance, LLC, as Documentation Agent, and JPMorgan Chase Bank, N.A. and Regions Bank, as Co-Syndication Agents.

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101**
The following materials from Stage Stores Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

           ________________________________________

* Filed electronically herewith

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

 # Some schedules to this Exhibit have been omitted.  The registrant agrees to furnish supplementally a copy of any of the omitted schedules to this Exhibit to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAGE STORES, INC.

September 7, 2011	/s/ Andrew T. Hall
(Date)	Andrew T. Hall
President and Chief Executive Officer
(Principal Executive Officer)

September 7, 2011	/s/ Oded Shein
(Date)	Oded Shein
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)