Form 10-Q
period 2011-10-29
STAGE STORES INC
filed 2011-12-07
CIK 6885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2011

or

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

As of December 1, 2011, there were 30,430,279 shares of the registrant's common stock outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

Stage Stores, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(Unaudited)

	October 29, 2011	January 29, 2011

ASSETS
Cash and cash equivalents	$26,941	$89,349
Merchandise inventories, net	447,637	325,501
Prepaid expenses and other current assets	30,814	30,423
Total current assets	505,392	445,273

Property, equipment and leasehold improvements, net	306,927	317,954
Intangible asset	14,910	14,910
Other non-current assets, net	20,169	17,947
Total assets	$847,398	$796,084

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$202,275	$95,365
Current portion of debt obligations	14,094	13,490
Accrued expenses and other current liabilities	59,471	74,318
Total current liabilities	275,840	183,173

Long-term debt obligations	92,355	25,002
Other long-term liabilities	95,942	98,400
Total liabilities	464,137	306,575

Commitments and contingencies

Common stock, par value $0.01, 100,000 shares authorized,
57,738 and 56,946 shares issued, respectively	577	569
Additional paid-in capital	530,452	516,079
Less treasury stock - at cost, 27,323 and 20,508 shares, respectively	(430,747)	(320,055)
Accumulated other comprehensive loss	(2,862)	(2,935)
Retained earnings	285,841	295,851
Total stockholders' equity	383,261	489,509
Total liabilities and stockholders' equity	$847,398	$796,084

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010

Net sales	$333,508	$331,850	$1,032,823	$1,016,911
Cost of sales and related buying, occupancy
and distribution expenses	262,345	255,260	772,583	746,276
Gross profit	71,163	76,590	260,240	270,635

Selling, general and administrative expenses	86,994	86,827	256,671	257,031
Store opening costs	1,578	1,189	5,218	3,024
Interest expense, net of income of $0 and $21
for the thirteen weeks and $24 and $71
for the thirty-nine weeks, respectively	1,015	937	2,806	2,979
(Loss) income before income tax	(18,424)	(12,363)	(4,455)	7,601

Income tax (benefit) expense	(7,118)	(5,498)	(2,701)	1,941
Net (loss) income	$(11,306)	$(6,865)	$(1,754)	$5,660

Basic and diluted (loss) earnings per share data:

Basic (loss) earnings per share	$(0.36)	$(0.18)	$(0.05)	$0.15
Basic weighted average shares outstanding	31,139	37,362	33,885	37,998

Diluted (loss) earnings per share	$(0.36)	$(0.18)	$(0.05)	$0.15
Diluted weighted average shares outstanding	31,139	37,362	33,885	38,318

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010
Cash flows from operating activities:
Net (loss) income	$(1,754)	$5,660
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and impairment of long-lived assets	46,027	45,953
Loss on retirements of property and equipment	123	307
Deferred income taxes	(28)	(86)
Tax benefits from stock-based compensation	774	966
Stock-based compensation expense	6,354	4,842
Amortization of debt issuance costs	251	224
Excess tax benefits from stock-based compensation	(1,252)	(1,936)
Deferred compensation obligation	114	65
Amortization of employee benefit related costs	118	320
Construction allowances from landlords	4,487	5,217
Changes in operating assets and liabilities:
Increase in merchandise inventories	(122,136)	(113,718)
Increase in other assets	(1,786)	(4,495)
Increase in accounts payable and other liabilities	83,093	72,999
Total adjustments	16,139	10,658
Net cash provided by operating activities	14,385	16,318

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(33,166)	(28,049)
Proceeds from insurance and retirements of property and equipment	122	-
Net cash used in investing activities	(33,044)	(28,049)

Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	160,100	-
Payments of revolving credit facility borrowings	(82,100)	-
Payments of long-term debt obligations	(10,043)	(9,474)
Payments of debt issuance costs	(1,149)	-
Repurchases of common stock	(110,692)	(27,374)
Proceeds from exercise of stock awards	7,139	5,090
Excess tax benefits from stock-based compensation	1,252	1,936
Cash dividends paid	(8,256)	(6,685)
Net cash used in financing activities	(43,749)	(36,507)
Net decrease in cash and cash equivalents	(62,408)	(48,238)

Cash and cash equivalents:
Beginning of period	89,349	93,714
End of period	$26,941	$45,476

Supplemental disclosures:
Interest paid	$2,568	$2,845
Income taxes paid	$14,501	$16,669
Unpaid liabilities for capital expenditures	$7,265	$5,812

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statement of Stockholders' Equity
For the Thirty-Nine Weeks Ended October 29, 2011
(in thousands, except per share data)
(Unaudited)

						Accumulated
	Common		Additional	Treasury		Other
	Stock		Paid-in	Stock		Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total

Balance, January 29, 2011	56,946	$569	$516,079	(20,508)	$(320,055)	$(2,935)	$295,851	$489,509

Net loss	-	-	-	-	-	-	(1,754)	(1,754)
Amortization of employee
benefit related costs, net of tax of $.04 million	-	-	-	-	-	73	-	73
Comprehensive loss								(1,681)

Dividends on common stock,
$0.24 per share	-	-	-	-	-	-	(8,256)	(8,256)
Deferred compensation	-	-	114	-	(114)	-	-	-
Repurchases of common stock	-	-	-	(6,815)	(109,937)	-	-	(109,937)
Stock options and SARs exercised	621	6	7,131	-	-	-	-	7,137
Issuance of stock awards, net	171	2	-	-	(641)	-	-	(639)
Stock-based compensation expense	-	-	6,354	-	-	-	-	6,354
Tax benefit from stock-based
compensation	-	-	774	-	-	-	-	774

Balance, October 29, 2011	57,738	$577	$530,452	(27,323)	$(430,747)	$(2,862)	$285,841	$383,261

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.           Basis of Presentation

The accompanying Condensed Consolidated Financial Statements (Unaudited) of Stage Stores, Inc. and subsidiaries (“Stage Stores” or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) for complete financial statements.  Those adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made.  The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year.  The Condensed Consolidated Financial Statements (Unaudited) should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto filed with Stage Stores’ Annual Report on Form 10-K for the year ended January 29, 2011.  References to a particular year are to Stage Stores’ fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year.  For example, a reference to “2010” is a reference to the fiscal year ended January 29, 2011 and a reference to "2011" is a reference to the fiscal year ending January 28, 2012.  References to “current year” pertain to the thirty-nine weeks ended October 29, 2011, and references to “prior year” pertain to the thirty-nine weeks ended October 30, 2010.

Stage Stores is a Houston, Texas-based, specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family.  As of October 29, 2011, the Company operated 810 stores located in 40 states under the five names of Bealls, Goody’s, Palais Royal, Peebles and Stage.  The Company also has an eCommerce website.

Correction of Statement of Cash Flows.  The Company has corrected an error in the supplemental disclosure of cash paid for income taxes for the period ended October 30, 2010.  The amount previously presented was $2.4 million and only represented state income taxes.  The correction had no effect on any of the categories presented in the statement of cash flows.

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which eliminates the current option to present components of other comprehensive income as part of the statements of changes in stockholders’ equity and requires entities to present comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments do not change the components of other comprehensive income.  For public companies, the new disclosure requirements will be effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption permitted and will have presentation changes only.

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

The following table summarizes stock-based compensation expense by type of grant for the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010 (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Stock options and SARs	$1,062	$993	$3,185	$2,749
Non-vested stock	693	350	1,787	992
Performance shares	520	541	1,382	1,101
Total compensation expense	2,275	1,884	6,354	4,842
Related tax benefit	(855)	(716)	(2,389)	(1,840)
	$1,420	$1,168	$3,965	$3,002

As of October 29, 2011, the Company had unrecognized compensation cost of $17.4 million related to stock-based compensation awards granted.  That cost is expected to be recognized over a weighted average period of 2.5 years.

The following table provides the significant weighted average assumptions used in determining the estimated fair value, at the date of grant under the Black-Scholes option-pricing model, of SARs granted in the thirty-nine weeks ended October 29, 2011 and October 30, 2010:

	Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010

Expected volatility	63.4% - 63.7%	62.1% - 63.7%
Weighted average volatility	63.6%	62.2%
Risk-free rate	1.5% - 1.9%	1.2% - 2.3%
Expected life (in years)	4.3	4.3
Expected dividend yield	1.6% - 1.9%	1.3% - 2.3%

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

Stock Options and SARs

The right to exercise stock options and SARs generally vests over four years from the date of grant, with 25% vesting at the end of each of the first four years following the date of grant.  Stock options and SARs are settled by issuance of common stock.  Stock options issued prior to January 29, 2005 will generally expire, if not exercised, within ten years from the date of the grant, while stock options and SARs granted after that date generally expire, if not exercised, within seven years from the date of grant.  The weighted average grant date fair value for SARs granted during the thirty-nine weeks ended October 29, 2011 and October 30, 2010 was $8.69 and $6.74, respectively.

The following table summarizes information about stock options and SARs outstanding under the Equity Incentive Plans as of October 29, 2011 and changes during the thirty-nine weeks ended October 29, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 29, 2011	4,295,148	$14.99
Granted	661,950	18.84
Exercised	(621,001)	11.49
Forfeited	(209,240)	15.47
Outstanding at October 29, 2011	4,126,857	$16.11	3.9	$6,707

Vested or expected to vest at October 29, 2011	3,847,002	$16.18	3.8	$6,155

Exercisable at October 29, 2011	2,261,157	$16.95	2.6	$3,028

The following table summarizes information about non-vested stock option awards and SARs outstanding as of October 29, 2011 and changes during the thirty-nine weeks ended October 29, 2011:

Stock Options/SARs	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at January 29, 2011	2,040,565	$5.61
Granted	661,950	8.69
Vested	(690,065)	5.62
Forfeited	(146,750)	6.09
Non-vested at October 29, 2011	1,865,700	$6.66

The aggregate intrinsic value of stock options and SARs, defined as the amount by which the market price of the underlying stock on the date of exercise exceeds the exercise price of the award, exercised during the thirty-nine weeks ended October 29, 2011 and October 30, 2010 was $4.2 million and $5.2 million, respectively.

Non-vested Stock

The Company has granted shares of non-vested stock to members of management and independent directors.  The non-vested stock converts one for one to common stock at the end of the vesting period at no cost to the recipient to whom it is awarded.  The vesting period of the non-vested stock ranges from one to four years from the date of grant.

The following table summarizes information about non-vested stock granted by the Company as of October 29, 2011 and changes during the thirty-nine weeks ended October 29, 2011:

Non-vested Stock	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 29, 2011	283,123	$12.16
Granted	336,120	17.88
Vested	(117,337)	12.46
Forfeited	(22,541)	11.53
Outstanding at October 29, 2011	479,365	$16.12

The aggregate intrinsic value of non-vested stock that vested during the current year was $1.9 million.  The payment of the employees’ tax liability for a portion of the vested shares was satisfied by withholding shares with a fair value equal to the tax liability.  As a result, the actual number of shares issued was 106,095.

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

The following table summarizes information about the performance shares that remain outstanding as of October 29, 2011:

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

3.           Debt Obligations

Debt obligations as of October 29, 2011 and January 29, 2011 consist of the following (in thousands):

	October 29, 2011	January 29, 2011
Revolving Credit Facility	$78,000	$-
Equipment financing	21,283	30,869
Finance lease obligations	7,166	7,623
Total debt obligations	106,449	38,492
Less: Current portion of debt obligations	14,094	13,490
Long-term debt obligations	$92,355	$25,002

On June 30, 2011, the Company entered into an Amended and Restated Credit Agreement for a $250.0 million senior secured revolving credit facility (the “Amended and Restated Credit Agreement” or “Revolving Credit Facility”) that matures on June 30, 2016.  The Revolving Credit Facility includes an uncommitted accordion feature to increase the size of the facility to $350.0 million.  Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement.  The daily interest rates under the Revolving Credit Facility are determined by a prime rate or LIBOR rate plus an applicable margin, as set forth in the Revolving Credit Facility agreement.  Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility.  The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures and other general corporate purposes, as well as to support its outstanding letters of credit requirements. For the current year, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 2.2% and $15.2 million, respectively.

The Company also issues letters of credit under the Revolving Credit Facility to support certain merchandise purchases and to collateralize retained risks and deductibles under various insurance programs.  At October 29, 2011, the Company had outstanding letters of credit totaling approximately $10.8 million.  These letters of credit expire within twelve months of issuance.  Excess borrowing availability under the Revolving Credit Facility at October 29, 2011, net of letters of credit outstanding, was $161.1 million.

The Revolving Credit Facility contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions.  The Revolving Credit Facility also contains a fixed charge coverage ratio covenant in the event excess availability is below a defined threshold or an event of default has occurred.  At October 29, 2011, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility and expects to remain in compliance during fiscal year 2011.

4.           Earnings per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the measurement period.  Diluted earnings per share is computed using the weighted average number of common shares outstanding and all potentially dilutive common share equivalents outstanding during the measurement period.  For the thirteen weeks and thirty-nine weeks ended October 29, 2011, 301,000 shares and 412,000 shares, respectively, and 234,000 shares for the thirteen weeks ended October 30, 2010, attributable to stock options, SARs and non-vested stock grants would have been considered dilutive securities but were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive due to the net loss for the reported periods.  The following table summarizes the components used to determine total diluted weighted average shares outstanding (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Basic weighted average shares outstanding	31,139	37,362	33,885	37,998
Effect of dilutive securities:
Stock options, SARs and non-vested stock grants	-	-	-	320
Diluted weighted average shares outstanding	31,139	37,362	33,885	38,318

The following table illustrates the number of stock options and SARs that were outstanding, but not included in the computation of diluted earnings per share because the exercise price of the stock options and SARs was greater than the average market price of the Company’s common shares (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010

Number of anti-dilutive stock options and SARs outstanding	2,994	3,115	1,800	2,888

5.           Stockholders’ Equity

On June 13, 2011, the Company announced that its Board of Directors (“the Board”) approved a 20% increase in the Company’s quarterly cash dividend rate to 9 cents per share from the previous quarterly rate of 7.5 cents per share.  The new quarterly dividend rate of 9 cents per share is applicable to dividends declared after June 22, 2011.  In the current year, the Company has paid cash dividends totaling $8.3 million.  On November 23, 2011, the Board declared a quarterly cash dividend of 9 cents per share on the Company’s common stock, payable on December 21, 2011 to shareholders of record at the close of business on December 6, 2011.

On March 8, 2011, the Company announced that the Board approved a Stock Repurchase Program which authorizes the Company to repurchase up to $200.0 million of its outstanding common stock (the “2011 Stock Repurchase Program”) from time to time, either on the open market or through privately negotiated transactions.  The 2011 Stock Repurchase Program will be financed by the Company’s existing cash, cash flow and other liquidity sources, as appropriate.  During the current year, the Company repurchased approximately 6.1 million shares for $100.0 million using funds available to the Company under the 2011 Stock Repurchase Program.  The Company has $100.0 million remaining under the 2011 Stock Repurchase Program and intends to complete the 2011 Stock Repurchase Program by the end of 2013. Additionally, the Board has granted the Company the authority to repurchase its outstanding common stock using proceeds from the exercise of stock options as well as the tax benefits that accrue to the Company from the exercise of stock options, SARs and other equity grants. During the current year, the Company repurchased approximately 0.7 million shares for $9.9 million. Approximately $0.2 million was available for repurchases at October 29, 2011.

6.           Retirement Plan

The Company sponsors a frozen defined benefit plan.  The components of pension (income) cost for each period are as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Interest cost	$516	$529	$1,548	$1,587
Expected return on plan assets	(609)	(556)	(1,828)	(1,668)
Net loss amortization	39	107	118	320
Net periodic pension (income) cost	$(54)	$80	$(162)	$239

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets (Unaudited) as of October 29, 2011 and January 29, 2011, subject to Accounting Standards Codification (“ASC”) No. 820, Fair Value Measurements, (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	October 29, 2011	(Level 1)	(Level 2)	(Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (1)(2)	$17,043	$17,043	$-	$-

Accrued expenses and other current liabilities:
Deferred non-employee director equity compensation plan liability (2)	$170	$170	$-	$-

	Balance as of	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	January 29, 2011	(Level 1)	(Level 2)	(Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (1)(2)	$15,771	$15,771	$-	$-

Accrued expenses and other current liabilities:
Deferred non-employee director equity compensation plan liability (2)	$176	$176	$-	$-

(1)	The Company has recorded in other long-term liabilities amounts related to these assets for the amount due to participants corresponding in value to the securities held in the grantor trust.

(2)
Using the market approach, the fair values of these items represent quoted market prices multiplied by the quantities held.  Net gains and losses related to the changes in fair value in the assets and liabilities under the various deferred compensation plans are recorded in selling, general and administrative expenses and were approximately nil for the thirty-nine weeks ended October 29, 2011 and for the fiscal year ended January 29, 2011.

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

The following table shows the Company’s nonfinancial assets measured at fair value on a nonrecurring basis in the Condensed Consolidated Balance Sheets (Unaudited) as of October 29, 2011 and January 29, 2011, subject to ASC 820 (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	October 29, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Store property, equipment and leasehold improvements (1)	$3,464	$-	$-	$3,464

	Balance as of	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	January 29, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Store property, equipment and leasehold improvements (1)	$9,412	$-	$-	$9,412

(1)
In accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, store property, equipment and leasehold improvements were written down to their fair market value, resulting in impairment charges of $0.2 million during the current year and $4.1 million during fiscal year 2010.  The impairment charges are included in cost of sales and related buying, occupancy and distribution expenses in the Condensed Consolidated Statements of Operations (Unaudited).

Financial instruments not measured at fair value are cash and cash equivalents, payables and debt obligations.  At October 29, 2011, the Company believes that the carrying amount of debt obligations approximates fair value based on recent financing transactions for similar debt issuances.  The Company also believes that the Revolving Credit Facility approximates fair value since interest rates are adjusted to reflect current rates.

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

General

Stage Stores is a Houston, Texas-based specialty department store retailer offering moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family. The Company's principal focus is on consumers in small and mid-sized markets which the Company believes are under-served and less competitive.  The Company differentiates itself from the competition in the small and mid-sized communities by offering consumers access to basic as well as fashionable brand name merchandise not typically carried by other retailers in the same market area.  In the highly competitive metropolitan markets, the Company competes against national department store chains, which similarly offer moderately priced, brand name and private label merchandise.  In these larger metropolitan markets, the Company differentiates itself by offering consumers a high level of customer service in smaller-sized stores in convenient locations as compared to the larger department stores with which it competes. At October 29, 2011, the Company operated 810 stores located in 40 states under the five names of Bealls, Goody’s, Palais Royal, Peebles and Stage.

The Company continued to make progress on a number of its strategic initiatives during the thirty-nine weeks ended October 29, 2011 (the “current year”).  The Company opened 23 new stores under the Goody’s name and rebranded 148 non-Goody’s stores with the Goody’s name.  At October 29, 2011, the Company operated 242 Goody’s stores.  It continues to be pleased with the performance of the Goody’s stores and finds that there is strong brand equity in the Goody’s name in markets and regions of the country in which they operated prior to the Company’s acquisition of the name.

The Company continued to develop its eCommerce platform during the current year, as offerings on the eCommerce website have grown from less than 1,000 products at the beginning of the year to approximately 10,000 products at October 29, 2011.  Total eCommerce sales were $3.8 million during the current year and the Company expects to exceed $7.0 million in sales for 2011.

During the current year, the Company committed to develop an off-price concept, with the goal to leverage its small market expertise with a complementary format to its department store model.  Steele’s, its off-price concept, which offers assortments of brand name family apparel, accessories, shoes and home décor at everyday values of 30% to 60% off department store prices, was launched on November 1, 2011 with the opening of three stores in Beeville, TX, Bastrop, LA and Minden, LA.  The Company plans to open 25 to 35 additional Steele’s stores in 2012.  Steele’s is headquartered in New York City and operates as a stand-alone buying division.

The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements as included in the Form 10-K.

Results of Operations

The following table sets forth the results of operations as a percentage of sales for the periods indicated:

	Thirteen Weeks Ended (1)		Thirty-Nine Weeks Ended (1)
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and related buying, occupancy
and distribution expenses	78.7	76.9	74.8	73.4
Gross profit	21.3	23.1	25.2	26.6

Selling, general and administrative expenses	26.1	26.2	24.9	25.3
Store opening costs	0.5	0.4	0.5	0.3
Interest expense, net	0.3	0.3	0.3	0.3
(Loss) income before income tax	(5.5)	(3.7)	(0.4)	0.7

Income tax (benefit) expense	(2.1)	(1.7)	(0.3)	0.2
Net (loss) income	(3.4)%	(2.1)%	(0.2)%	0.6%

(1) Percentages may not foot due to rounding.

Thirteen Weeks Ended October 29, 2011 Compared to Thirteen Weeks Ended October 30, 2010

Sales for the thirteen weeks ended October 29, 2011 (the “current year third quarter”) increased 0.5% to $333.5 million from $331.9 million for the thirteen weeks ended October 30, 2010 (the “prior year third quarter”).

The sales increase was driven primarily by the strength of the Company’s new stores as comparable store sales, which are sales in stores that are open for at least 14 full months prior to the reporting period, decreased by 0.6% in the current year third quarter as compared to a 0.3% decrease in the prior year third quarter.  During the current year third quarter, the number of transactions increased 0.6%, offset by a 1.2% decrease in average transaction value.  The decrease in average transaction value resulted from a 0.4% increase in average unit retail, offset by a 1.6% decrease in units per transaction.

On a market population basis, utilizing a ten-mile radius from each store, the Company’s small market stores (populations less than 50,000) outperformed stores in its mid-sized (populations of 50,000 to 150,000) and large markets (populations greater than 150,000) in the current year third quarter.  The Company achieved a 0.4% comparable store sales increase in its small market stores.  The small markets continue to be the focus of the Company’s new store expansion plans, as stores in these markets consistently outperform stores in the Company’s mid-sized and large markets.

Geographically, the Southeast, Midwest and Mid Atlantic regions had comparable store sales gains during the current year third quarter.  The Southeast region continues to benefit from the performance of the Company’s rebranded Goody’s stores.
On a merchandise category basis, the Company experienced comparable store sales increases in a number of key merchandise categories (i.e., those categories comprising greater than 5% of sales).  Cosmetics, children’s, junior sportswear and footwear all had comparable store sales that outperformed the Company’s comparable store sales results during the current year third quarter.  The Company continues to focus on growing its cosmetics line of business through the installation of Estee Lauder and Clinique counters, as 1 new Estee Lauder and 1 new Clinique counters were opened during the current year third quarter, which raised the total number of counters to 186 and 177, respectively.

The following is a summary of the changes in the components of cost of sales between the current year third quarter and the prior year third quarter, expressed as a percent of sales:

Increase
Merchandise cost of sales rate	1.5%
Buying, occupancy and distribution expenses rate	0.3
Cost of sales rate	1.8%

Gross profit was $71.2 million, a decrease of 7.1%, for the current year third quarter from $76.6 million in the prior year third quarter.  Gross profit, as a percent of sales, decreased to 21.3% in the current year third quarter from 23.1% in the prior year third quarter.  The increase in the merchandise cost of sales rate is reflective of increased markdowns due to the continuing promotional environment and the Company’s efforts to drive business as well as managing inventory levels.  The increase in buying, occupancy and distribution expenses rate was mainly due to higher buying expenses in the current year third quarter, which includes the Steele’s division buying expenses, and higher distribution expenses.

Selling, general and administrative (“SG&A”) expenses in the current year third quarter increased by approximately $0.2 million, or 0.2%, to $87.0 million from $86.8 million in the prior year third quarter, while operating 22 net additional stores in the current year third quarter.  As a percent of sales, SG&A expenses decreased to 26.1% in the current year third quarter from 26.2% in the prior year third quarter, as store payroll levered as a percent of sales and the yield on the Company’s private label credit card improved.

Store opening costs of $1.6 million in the current year third quarter include costs related to the opening of 11 new stores, the reopening of a fire-damaged store that was closed earlier in the year, the relocation of one store and the rebranding of 12 stores.  During the prior year third quarter, the Company incurred $1.2 million in store opening costs related to the opening of 12 new stores and the rebranding of 13 stores.  Store opening costs are expensed as incurred and include costs of stores opening in future quarters.

Net interest expense was $1.0 million in the current year third quarter compared to $0.9 million in the prior year third quarter.  Interest expense is primarily comprised of interest on borrowings under the Revolving Credit Facility (see “Liquidity and Capital Resources”), related letters of credit and commitment fees, amortization of debt issuance costs, interest on finance lease obligations and equipment financing notes.

The Company’s effective tax rate for the current year third quarter was 38.6%, resulting in an income tax benefit of $7.1 million.  This compares to an income tax benefit of $5.5 million in the prior year third quarter with an effective tax rate of 44.5%. The prior year third quarter tax rate benefited from reductions in the estimates of state income taxes and deferred income taxes of approximately $0.8 million.

As a result of the foregoing, the Company had a net loss of $11.3 million for the current year third quarter as compared to a net loss of $6.9 million for the prior year third quarter.

Thirty-Nine Weeks Ended October 29, 2011 Compared to Thirty-Nine Weeks Ended October 30, 2010

Sales for the thirty-nine weeks ended October 29, 2011 increased by 1.6% to $1,032.8 million from $1,016.9 million for the thirty-nine weeks ended October 30, 2010 (the “prior year”).

The sales increase was driven primarily by the strength of the Company’s new stores.  Comparable store sales, which are sales in stores that are open for at least 14 full months prior to the reporting period, including the Goody’s rebranded stores, increased by 0.2% in the current year as compared to a 0.9% decrease in the prior year. During the current year, the number of transactions increased 2.4%, partially offset by a 2.2% decrease in average transaction value.  The decrease in average transaction value resulted from a 2.8% decline in average unit retail, partially offset by a 0.6% increase in units per transaction.

On a market population basis, utilizing a ten-mile radius from each store, the Company’s small market stores (populations less than 50,000) outperformed stores in its mid-sized (populations of 50,000 to 150,000) and large markets (populations greater than 150,000) in the current year.  The Company achieved a 0.9% comparable store sales increase in its small market stores.  The small markets continue to be the focus of the Company’s new store expansion plans, as stores in these markets consistently outperform stores in the Company’s mid-sized and large markets.

Geographically, the Southeast, Midwest and Southwest regions had comparable store sales gains during the current year.  The Southeast region continues to benefit from the performance of the Company’s rebranded Goody’s stores.

On a merchandise category basis, the Company experienced comparable store sales increases in a number of key merchandise categories (i.e., those categories comprising greater than 5% of sales).  Children’s, cosmetics, junior sportswear and footwear all had comparable store sales that outperformed the Company’s comparable store sales results during the current year.  The Company continues to focus on growing its cosmetics line of business through the installation of Estee Lauder and Clinique counters, as 10 new Estee Lauder and 8 new Clinique counters were opened during the current year, which raised the total number of counters to 186 and 177, respectively.

The following is a summary of the changes in the components of cost of sales between the current year and the prior year, expressed as a percent of sales:

Increase/ (Decrease)
Merchandise cost of sales rate	1.5%
Buying, occupancy and distribution expenses rate	(0.1)
Cost of sales rate	1.4%

Gross profit was $260.2 million, a decrease of 3.8%, for the current year from $270.6 million in the prior year.  Gross profit, as a percent of sales, was 25.2% in the current year and 26.6% in the prior year.  The increase in the merchandise cost of sales rate is reflective of increased markdowns due to the continuing promotional environment and the Company’s efforts to drive business as well as managing inventory levels.  The decrease in buying, occupancy and distribution expenses rate was mainly due to lower store impairment charges, partially offset by higher buying expenses in the current year, which includes the Steele’s division buying expenses, and higher distribution expenses.

SG&A expenses for the current year decreased by approximately $0.4 million, or 0.1%, to $256.7 million from $257.0 million in the prior year, while operating 22 net additional stores in the current year.  As a percent of sales, SG&A expenses decreased to 24.9% in the current year from 25.3% in the prior year.  The decrease in the SG&A rate was primarily due to improved leveraging of expenses from higher sales in the current year as well as higher credit income.

Store opening costs of $5.2 million in the current year include costs related to the opening of 27 new stores,  the reopening of 2 fire-damaged stores and a flood-damaged store that were closed earlier in the year, the relocation of 3 stores and the rebranding of 148 stores during the current year.  During the prior year, the Company incurred

$3.0 million in store opening costs related to the opening of 32 new stores, the reopening of a tornado-damaged store, the relocation of 2 stores and the rebranding of 18 stores.  Store opening costs are expensed as incurred and include costs of stores opening in future quarters.

Net interest expense was $2.8 million in the current year compared to $3.0 million in the prior year.  Interest expense is primarily comprised of interest on borrowings under the Revolving Credit Facility (see “Liquidity and Capital Resources”), related letters of credit and commitment fees, amortization of debt issue costs, interest on finance lease obligations and equipment financing notes.  The decrease in interest expense is primarily due to a lower average amount of equipment financing notes outstanding in the current year as compared to the prior year.

The Company’s effective tax rate for the current year was 60.6%, resulting in an income tax benefit of $2.7 million.  This compares to income tax expense of $1.9 million in the prior year with an effective tax rate of 25.5%.  The current year benefited from domestic production activities and employment tax credits while the prior year benefited from the reduction in estimates of state income taxes and deferred income taxes.  Excluding these discreet tax benefit items, the Company’s effective tax rate is 37.1% in the current year and 38.2% in the prior year.

As a result of the foregoing, the Company had net loss of $1.8 million for the current year as compared to net income of $5.7 million for the prior year.

Seasonality and Inflation

Historically, the Company's business is seasonal and sales are traditionally lower during the first three quarters of the fiscal year (February through October) and higher during the last quarter of the fiscal year (November through January).  The fourth quarter usually accounts for slightly more than 30% of the Company's annual sales, with the other quarters accounting for approximately 22% to 24% each.  Working capital requirements fluctuate during the year and generally reach their highest levels during the third and fourth quarters.  The Company has begun to experience increases in its merchandise costs, particularly in those classifications that are heavily cotton-based, as well as higher freight costs.   These inflationary increases are expected to continue for the remainder of 2011.  The Company has taken steps to mitigate the effects of these increases through earlier receipt of certain product categories, adjusting merchandise assortment mix and adjusting price points.  However, the Company does not believe that inflation had a material effect on its results of operations during the thirty-nine weeks ended October 29, 2011 and October 30, 2010, respectively.  However, there can be no assurance that the Company's business will not be affected by inflation in the future.

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

Key components of the Company’s cash flows for the current year and the prior year are summarized below (in thousands):

	Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010
Net cash provided by (used in):
Operating activities	$14,385	$16,318
Investing activities	(33,044)	(28,049)
Financing activities	(43,749)	(36,507)

Operating Activities

During the current year, the Company generated $14.4 million in cash from operating activities.  Net loss, adjusted for non-cash expenses, provided cash of approximately $50.7 million.  Changes in operating assets and liabilities used net cash of approximately $40.8 million, which included a $122.1 million increase in merchandise inventories, partially offset by an increase in accounts payable and other liabilities of $83.1 million.  The increase in merchandise inventories in the current year is primarily due to the seasonal build of inventories and increases related to the higher number of stores open.  Additionally, cash flows from operating activities included construction allowances from landlords of $4.5 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

During the prior year, the Company generated $16.3 million in cash from operating activities.  Net income, adjusted for non-cash expenses, provided cash of approximately $56.3 million.  Changes in operating assets and liabilities used net cash of approximately $45.2 million, which included a $113.7 million increase in merchandise inventories due to the seasonal build in inventories, partially offset by an increase in accounts payable and other liabilities of $73.0 million. Additionally, cash flows from operating activities included construction allowances from landlords of $5.2 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

Investing Activities

Capital expenditures were $33.2 million in the current year as compared to $28.0 million in the prior year.  For the current year, the Company opened 27 new stores, reopened 3 stores, rebranded 148 stores and relocated 3 stores, as compared to 32 new stores, the reopening of a tornado-damaged store, 18 rebranded stores and 2 relocated stores in the prior year.  As noted above, the Company received construction allowances from landlords of $4.5 million in the current year to fund a portion of the capital expenditures related to store leasehold improvements in new and relocated stores, while $5.2 million was received from landlords in the prior year.  These funds have been recorded as a deferred rent credit in the balance sheet and will be recorded as an offset to rent expense over the lease term commencing with the date the allowances were earned.

Management currently estimates that capital expenditures in 2011, net of construction allowances to be received from landlords, will be approximately $40 million.  The expenditures will principally be for the opening of new stores, store expansions, relocations, rebranding and remodels.

Financing Activities

On June 30, 2011, the Company entered into an Amended and Restated Credit Agreement for a $250.0 million senior secured revolving credit facility (the “Amended and Restated Credit Agreement” or “Revolving Credit Facility”) that matures on June 30, 2016.  The Revolving Credit Facility includes an uncommitted accordion feature to increase the size of the facility to $350.0 million.  Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement.  The daily interest rates under the Revolving Credit Facility are determined by a prime rate or LIBOR rate plus an applicable margin, as set forth in the Revolving Credit Facility agreement.  Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility.  The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures and other general corporate purposes, as well as to support its outstanding letters of credit requirements. For the current year, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 2.2% and $15.2 million, respectively.

The Company also issues letters of credit under the Revolving Credit Facility to support certain merchandise purchases and to collateralize retained risks and deductibles under various insurance programs.  At October 29, 2011, the Company had outstanding letters of credit totaling approximately $10.8 million.  These letters of credit expire within twelve months of issuance.  Excess borrowing availability under the Revolving Credit Facility at October 29, 2011, net of letters of credit outstanding, was $161.1 million.

The Revolving Credit Facility contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions.  The Revolving Credit Facility also contains a fixed charge coverage ratio covenant in the event excess availability is below a defined threshold or an event of default has occurred.  At October 29, 2011, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility and expects to remain in compliance during fiscal year 2011.

On June 13, 2011, the Company announced that its Board of Directors (“the Board”) approved a 20% increase in the Company’s quarterly cash dividend rate to 9 cents per share from the previous quarterly rate of 7.5 cents per share.  The new quarterly dividend rate of 9 cents per share is applicable to dividends declared after June 22, 2011.  In the current year, the Company has paid cash dividends totaling $8.3 million.  On November 23, 2011, the Board declared a quarterly cash dividend of 9 cents per share on the Company’s common stock, payable on December 21, 2011 to shareholders of record at the close of business on December 6, 2011.

On March 8, 2011, the Company announced that the Board approved a Stock Repurchase Program which authorizes the Company to repurchase up to $200.0 million of its outstanding common stock (the “2011 Stock Repurchase Program”) from time to time, either on the open market or through privately negotiated transactions.  The 2011 Stock Repurchase Program will be financed by the Company’s existing cash, cash flow and other liquidity sources, as appropriate.  During the current year, the Company repurchased approximately 6.1 million shares for $100.0 million using funds available to the Company under the 2011 Stock Repurchase Program.  The Company has $100.0 million remaining under the 2011 Stock Repurchase Program and intends to complete the 2011 Stock Repurchase Program by the end of 2013.  Additionally, the Board has granted the Company the authority to repurchase its outstanding common stock using proceeds from the exercise of stock options as well as the tax benefits that accrue to the Company from the exercise of stock options, SARs and other equity grants. During the current year, the Company repurchased approximately 0.7 million shares for $9.9 million. Approximately $0.2 million was available for repurchases at October 29, 2011.

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

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures.  Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of October 29, 2011.

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

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  There were no changes in the Company’s internal control over financial reporting during the quarter ended October 29, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                                LEGAL PROCEEDINGS

During the current year third quarter ended October 29, 2011, the Company did not have any material legal proceedings brought against it, its subsidiaries or their properties.

ITEM 1A.                         RISK FACTORS

There have not been any material changes from the risk factors as previously disclosed in the Form 10-K.

ITEM 2.                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2011, the Company’s Board of Directors approved a Stock Repurchase Program which authorizes the Company to repurchase up to $200.0 million of its outstanding common stock (the “2011 Stock Repurchase Program”) from time to time, either on the open market or through privately negotiated transactions.  The 2011 Stock Repurchase Program will be financed by the Company’s existing cash, cash flow and other liquidity sources, as appropriate.  During the current year third quarter, the Company repurchased approximately 1.7 million shares for $26.0 million using funds available to the Company under the 2011 Stock Repurchase Program.  A total of 6.1 million shares have been repurchased since March 2011 at a total cost of $100.0 million.  The Company has $100.0 million remaining under the 2011 Stock Repurchase Program and intends to complete the 2011 Stock Repurchase Program by the end of 2013.

The Board has also granted the Company the authority to repurchase additional amounts of its outstanding common stock using available proceeds from the exercise of stock options, as well as the tax benefits that accrue to the Company from the exercise of stock options, SARs and other equity grants. During the current year third quarter, the Company repurchased approximately 0.7 million shares for $9.9 million. Approximately $0.2 million was available for repurchases at October 29, 2011.

The table below sets forth information regarding the Company’s repurchases of its common stock during the current year third quarter:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 31, 2011 to August 27, 2011	1,449,204	$15.46	1,449,204	$103,637,199

August 28, 2011 to October 1, 2011	819,480	14.28	819,480	100,000,008	(1)

October 2, 2011 to October 29, 2011	138,276	13.54	138,276	100,000,008	(1)

Total	2,406,960	$14.95	2,406,960

(1)
Amount represents balance remaining under the 2011 Stock Repurchase Program. During the current year third quarter, the Company repurchased approximately 0.7 million shares for $9.9 million using proceeds available from the exercise of stock options, as well as the tax benefits that accrue to the Company from the exercise of stock options, SARs and other equity grants.

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

Exhibit Number	Description
10.1*†	Employment Agreement between Michael Searles and Stage Stores, Inc. dated September 12, 2011.
10.2*#
Ninth Amendment to Amended and Restated Private Label Credit Card Program Agreement dated as of October 27, 2011, by and among Stage Stores, Inc., Specialty Retailers, Inc., Specialty Retailers (TX) LLC and World Financial Network Bank.

24.1*	Power of Attorney: Executive Officer (Michael Searles – Section 16 Filer).
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101**
The following materials from Stage Stores Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2011, formatted in XBRL (eXtensible Business Reporting Language) are filed electronically herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

           ________________________________________

* Filed electronically herewith.

† Management contract or compensatory plan or arrangement.

# Certain confidential portions have been omitted pursuant to a confidential treatment request that has been filed separately with the Securities and Exchange Commission.

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

STAGE STORES, INC.

December 7, 2011	/s/ Andrew T. Hall
(Date)	Andrew T. Hall
President and Chief Executive Officer
(Principal Executive Officer)

December 7, 2011	/s/ Oded Shein
(Date)	Oded Shein
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)