Form 10-K
period 2012-01-28
STAGE STORES INC
filed 2012-03-28
CIK 6885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-K
 (Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐  Accelerated filer  ☑    Non-accelerated filer   ☐   Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

As of July 30, 2011 (the last business day of the registrant's most recently completed second quarter), the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was $505,243,637 (based upon the closing price of the registrant’s common stock as reported by the New York Stock Exchange on July 29, 2011).

As of March 21, 2012, there were 30,532,504 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders to be held on June 7, 2012, which will be filed within 120 days of the end of the registrant’s fiscal year ended January 28, 2012 (the "Proxy Statement"), are incorporated by reference into Part III of this Form 10-K to the extent described therein.

References to a particular year are to Stage Stores, Inc.’s fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year.  For example, a reference to “2009” is a reference to the fiscal year ended January 30, 2010, “2010” is a reference to the fiscal year ended January 29, 2011 and “2011” is a reference to the fiscal year ended January 28, 2012.  2009, 2010 and 2011 consisted of 52 weeks.

PART I

ITEM 1.	BUSINESS

Overview

Stage Stores, Inc. (the “Company” or “Stage Stores”) is a Houston, Texas-based retailer, which operates both department stores and off-price stores. Its department stores, which operate under the Bealls, Goody’s, Palais Royal, Peebles and Stage nameplates, offer moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family. Its off-price stores, which are called Steele’s, offer brand name family apparel, accessories, shoes and home décor at significant savings to department store prices. The Company also has an eCommerce website. The Company’s principal focus is on consumers in small and mid-sized markets which the Company believes are under-served and less competitive.  The Company differentiates itself from the competition in the small and mid-sized communities that it serves by offering consumers access to basic, as well as fashionable, brand name merchandise not typically carried by other retailers in the same market area.

The Company was formed in 1988 when the management of Palais Royal, together with several venture capital firms, acquired the family-owned Bealls and Palais Royal chains, both of which were originally founded in the 1920s.  At the time of the acquisition, Palais Royal operated primarily larger stores, located in and around the Houston metropolitan area, while Bealls operated primarily smaller stores, principally located in rural Texas towns.  Since its formation, the Company has pursued a growth strategy that is focused on expanding the Company’s presence in small markets across the country through new store openings and strategic acquisitions.

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

In early 2009, Goody’s Family Clothing, Inc. (“Goody’s”), which was a retail company and a competitor of Stage Stores, went out of business.  In July 2009, the Company acquired the “Goody’s” name through the Goody’s bankruptcy auction.  The Company has used the Goody’s name in select new store markets in which there is strong customer awareness and recognition of the name, as well as rebranding a number of non-Goody’s stores with the Goody’s name.

In 2010, the Company began developing its off-price concept with the goal to leverage its small market expertise with a complementary format to its department store model. In developing its new concept, the Company determined that there was significant growth potential in the under-served small market off-price niche. Steele’s, its off-price concept, was launched November 1, 2011 with the opening of three stores. The Company expects to continue opening new stores under the Steele’s name.  Steele’s operates as a stand-alone buying division, headquartered in New York City.

Stores

At January 28, 2012, the Company operated 813 stores located in 40 states.  The Company’s stores are divided into seven distinct geographic regions, with a total of 57 districts within these regions.  The store count and selling square footage by region are as follows:

	Number of Stores			Selling Square Footage (in thousands)
		2011 Activity			2011 Activity
	January 29, 2011	Net Additions (Closures)	January 28, 2012	January 29, 2011	Net Additions (Closures)	January 28, 2012
South Central	348	4	352	6,903	81	6,984
Mid Atlantic	144	(1)	143	2,918	(38)	2,880
Southeast	158	12	170	2,618	225	2,843
Southwest	36	-	36	608	8	616
Midwest	72	8	80	1,124	79	1,203
Northeast	24	2	26	451	7	458
Northwest	4	2	6	59	20	79
	786	27	813	14,681	382	15,063

 The Company operates its stores under the nameplates of Bealls, Goody’s, Palais Royal, Peebles, Stage and Steele’s. The store count and selling square footage by nameplate are as follows:

	Number of Stores				Selling Square Footage (in thousands)
		2011 Activity				2011 Activity
	January 29, 2011	Net Additions (Closures)	Rebranded Stores	January 28, 2012	January 29, 2011	Net Additions (Closures)	Rebranded Stores	January 28, 2012
Bealls	209	1	-	210	4,218	22	-	4,240
Goody's	71	24	148	243	1,310	369	2,322	4,001
Palais Royal	55	-	-	55	1,177	12	-	1,189
Peebles	308	-	(129)	179	5,551	(32)	(2,060)	3,459
Stage	143	(1)	(19)	123	2,425	(25)	(262)	2,138
Steele's	-	3	-	3	-	36	-	36
	786	27	-	813	14,681	382	-	15,063

Utilizing a ten-mile radius from each store, approximately 65% of the Company’s stores are located in small towns and communities with populations below 50,000 people, while an additional 19% of the Company’s stores are located in mid-sized communities with populations between 50,000 and 150,000 people.  The remaining 16% of the Company’s stores are located in metropolitan areas with populations greater than 150,000, such as Houston and San Antonio, Texas.  The store count and selling square footage by market area population are as follows:

	Number of Stores			Selling Square Footage (in thousands)
		2011 Activity			2011 Activity
	January 29, 2011	Net Additions (Closures)	January 28, 2012	January 29, 2011	Net Additions (Closures)	January 28, 2012
Less than 50,000	510	23	533	8,512	293	8,805
50,000 to 150,000	146	6	152	3,068	121	3,189
Greater than 150,000	130	(2)	128	3,101	(32)	3,069
	786	27	813	14,681	382	15,063

In targeting small and mid-sized markets, the Company has developed a store format which is smaller than typical department stores yet large enough to offer a well-edited, but broad selection of merchandise.  With an average store size of approximately 18,500 selling square feet, approximately 87% of the Company’s stores are located in strip shopping centers in which they are typically one of the anchor stores.  An additional 10% of the Company’s stores are located in local or regional shopping malls, while the remaining 3% are located in either free standing or downtown buildings.  The Company attempts to locate its stores by, or in the vicinity of, other tenants that it believes will help attract additional foot traffic to the area, such as grocery stores, drug stores or major discount stores such as Wal-Mart.  Store count and selling square footage by store location/format are as follows:

	Number of Stores			Selling Square Footage (in thousands)
		2011 Activity			2011 Activity
	January 29, 2011	Net Additions	January 28, 2012	January 29, 2011	Net Additions	January 28, 2012
Strip shopping centers	685	21	706	12,413	257	12,670
Local or regional shopping malls	76	6	82	1,913	125	2,038
Free-standing or downtown buildings	25	-	25	355	-	355
	786	27	813	14,681	382	15,063

Store Openings.  The cornerstone of the Company’s growth strategy continues to be to identify locations in small and mid-sized markets that meet its demographic and competitive criteria.  The Company believes that the long-term potential of its smaller markets is positive and wants to be well positioned in these markets with locations that are convenient to its customers.

During 2011, the number of new stores opened by state is as follows:

State	Number of Stores
Alabama	4
Connecticut	1
Florida	1
Georgia	2
Idaho	1
Indiana	3
Kansas	4
Louisiana	2
Mississippi	3
Missouri	2
New York	2
North Carolina	1
Oklahoma	3
Tennessee	4
Texas	2
West Virginia	1
Wyoming	1
37

The Company believes that there are sufficient opportunities in small and mid-sized markets to continue with its new store growth into the foreseeable future.  In 2012, the Company anticipates opening 30 to 35 new department stores and 25 to 30 new off-price stores.

Store Rebranding.  The Company took advantage of the Goody’s brand equity by rebranding 148 of its non-Goody’s stores to the Goody’s nameplate in 2011.

 Expansion, Relocation and Remodeling.  In addition to opening new stores, the Company has continued to invest in the expansion, relocation and remodeling of its existing stores.  The Company believes that remodeling keeps its stores looking fresh and up-to-date, which enhances its customers’ shopping experience and helps maintain and improve its market share. Store remodeling projects can range from updating and improving in-store lighting, fixtures, wall merchandising and signage, to more extensive expansion projects.  Relocations are intended to improve the store’s location and to help it capitalize on incremental sales potential.  During 2011, the Company relocated 3 stores, expanded a store and remodeled 11 stores.

Store Closures.  The Company closed 10 stores during 2011.  The Company continually reviews the trend of each store’s performance and will close a store if the expected store performance does not support the required investment of capital at that location.

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

Merchandising

The Company’s merchandising strategy focuses on matching merchandise assortments and offerings with customers’ aspirations for fashionable, quality brand name apparel.  Further, care is taken to avoid duplication and to ensure in-stock position on size and color in all merchandise categories.  The Company offers a well-edited selection of moderately priced, branded merchandise within distinct merchandise categories, such as women’s, men’s and children’s apparel, as well as accessories, cosmetics and footwear.

The following table sets forth the distribution of net sales among the Company’s various merchandise categories:

	Fiscal Year
Department	2011	2010	2009
Men's/Young Men's	17%	17%	18%
Misses Sportswear	16	17	17
Footwear	13	12	12
Children's	12	12	12
Junior Sportswear	9	8	8
Accessories	8	8	8
Cosmetics	8	8	7
Special Sizes	6	6	6
Dresses	4	5	5
Intimates	3	4	4
Home & Gifts	2	2	2
Outerwear, Swimwear and Other	2	1	1
	100%	100%	100%

Merchandise selections range from basics, including denim, underwear and foundations, to more upscale and fashionable clothing offerings.  Merchandise mix may also vary from store to store to accommodate differing demographic, regional and climatic characteristics.  Approximately 90% of sales consist of nationally recognized brands such as Levi Strauss, Nike, Calvin Klein, Chaps, Izod, Dockers, Carters, Jockey, Estee Lauder, Clinique, Nautica, Skechers and New Balance, while the remaining 10% of sales consist of the Company’s private label merchandise.

The Company’s private label portfolio includes several brands, which are developed and sourced through its agreements with third party vendors. The Company’s private label, exclusive and quasi-exclusive brands offer quality merchandise and excellent value. In 2012, the Company plans to introduce additional private label brands, such as Valerie Stevens, while growth is targeted for its Hannah and Rebecca Malone labels.

The Company is also focused on growing its cosmetics business.  In 2011, the Company opened 10 Estee Lauder and 10 Clinique counters, bringing the total number of counters to 186 and 179, respectively.  These new counters helped drive a comparable store sales increase of 9% in cosmetics for the year.

Merchandising activities are conducted from the Company’s corporate headquarters in Houston, Texas (the “Houston Division”), from its South Hill, Virginia administrative offices (the “South Hill Division”) and from its New York City, New York administrative offices (the “Steele’s Division”).  At January 28, 2012, the Houston Division was responsible for 490 stores, located primarily in the South Central, Southeastern, Southwestern and Northwestern states, which bear the nameplates of Bealls, Goody’s, Palais Royal, Peebles or Stage.  The South Hill Division was responsible for 320 stores, located primarily in the Mid Atlantic, Midwestern, Southeastern and Northeastern states, which bear the nameplates of Goody’s, Peebles or Stage.  The Steele’s Division was responsible for 3 stores, located in the South Central states of Louisiana and Texas, which bear the nameplate of Steele’s.

Merchandise Distribution

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

Marketing Strategy

The Company’s marketing strategy is designed to establish brand loyalty, convenience and promotional positioning to support each store's position as the local destination for basic and fashionable, moderately priced, brand name merchandise.  The Company’s marketing strategy leverages (i) emerging technology and trends in retail marketing, (ii) consumer insight from brand and customer research and (iii) identified customer purchase history to plan and execute targeted multi-channel marketing to its customers.  In addition, the Company captures customer point-of-sale data on selected check, debit and other third party credit card transactions, as well as data from other affinity programs to incorporate into its marketing and merchandising programs.  In 2011, the Company captured customer data on approximately 66% of its sales.  Through marketing sponsorship, the Company also encourages individual store-level involvement in local community activities.

The Company’s primary target customers for its department stores are women who are generally 25 and older with annual household incomes over $45,000, who, based on customer research, are shown to be the primary decision makers for their family’s clothing purchases.  The Company uses a multi-media advertising approach, including broadcast media, online digital media and local newspaper inserts.  In addition, the Company promotes its private label credit card and attempts to create strong customer loyalty through continuous one-on-one communication with its core private label credit card holders.

The Company’s primary target customers for its off-price stores are women who are 18 to 35 years old, with annual household income of less than $35,000, who the Company believes are motivated by brand and style, but limited by price.  The off-price stores are significantly less promotional, with brand name family apparel, accessories, shoes and home décor offered at significant savings to department store prices.  Ongoing marketing costs are much lower than the Company’s department stores, with the majority of expenditures focused on driving brand awareness through broadcast media.  Marketing to support Steele’s grand openings is consistent with the Company’s approach to its department stores with expenditures in broadcast media, local marketing, and promotional giveaways.  Steele’s accepts the same forms of tender as the Company’s department stores, including a Steele’s private label credit card.

Private Label Credit Card.  The Company considers its private label credit card program to be an important component of its retailing concept because it (i) enhances customer loyalty, (ii) allows the Company to identify and regularly contact its best customers and (iii) creates a comprehensive database that enables the Company to implement detailed, segmented marketing and merchandising strategies for each store.  Frequent private label credit card users, through the Company’s VIP credit card program, enjoy an increasing array of benefits.  The Company’s most active charge customers are awarded a bronze, silver or gold VIP card based on their level of annual purchases.  Depending on their level, holders of these cards receive such benefits as discounted or free gift-wrapping, special promotional discounts and invitations to private “VIP Only” sales.  In addition, new holders of the Company’s credit card receive a 10% discount the first time they use their new card.  To encourage associates to focus on getting customers to open new Company credit card accounts, the Company provides increasing incentive award payments based on the number of new private label credit card accounts activated.  The penetration rate for the Company’s private label credit card was approximately 32%, 32% and 33% of net sales in 2011, 2010 and 2009, respectively.

Enhanced Visual Merchandising and In-store Shopping Strategies.  The Company has undertaken a number of initiatives designed to enhance its customers’ in-store shopping experience and to make its stores more visually appealing.  The Company’s typical interior store layouts and visual merchandising displays are designed to create a friendly, modern department store environment.  The Company’s carefully edited assortment of merchandise is divided into distinct departments within each store which are clearly marked and easy to navigate as a result of the Company’s standard “racetrack” configuration.   In this configuration, the various merchandise departments are situated throughout the store in such a way that a central loop, or “racetrack,” is created, which the Company believes enhances the customer’s shopping experience by providing an open, easy-to-shop interior.  Another aspect of the in-store shopping experience is convenience, which includes convenient parking, knowledgeable staff, and fast and friendly checkouts.  The Company also continues to invest in impactful, updated visual trend collateral and enhanced brand identification throughout the store.

Customer Service Initiatives.  A primary corporate objective is to provide exceptional customer service through conveniently located stores staffed with well-trained and motivated sales associates.  In order to ensure consistency of execution, each sales associate is evaluated based on the attainment of specific customer service standards, such as offering prompt and knowledgeable assistance, suggesting complementary items, helping customers open private label credit card accounts and establishing consistent contact with customers to facilitate repeat business.  The Company also conducts customer satisfaction surveys to measure and monitor attainment of customer service expectations.  The results of customer surveys are frequently discussed with the appropriate sales associates so that excellent service can be recognized and, conversely, counseling can be used if improvements are needed.  To further reinforce the Company’s focus on customer service, the Company has various programs in place to recognize associates for providing outstanding customer service.  Further, senior management, store operations and merchandising personnel regularly visit the stores to enhance their knowledge of the trade area, store management and customer base.  For span-of-control purposes, the Company’s stores are divided into distinct regions and districts, as previously discussed.  The number of stores that each District Manager oversees depends on their proximity to each other and generally varies from a low of 8 stores to a high of 17 stores.  Each store is managed by a team consisting of a Manager and a number of Assistant Managers, determined by the size of the store.  The selling floor staff within each store consists of both full-time and part-time associates, with temporary associates added during peak selling seasons.  The Company believes that this structure provides an appropriate level of oversight, management and control over its store operations.

Information Systems

The Company supports its retail concepts by using multiple, highly integrated systems in areas such as merchandising, store operations, distribution, sales promotion, personnel management, store design and accounting.  The Company’s core merchandising systems assist in planning, ordering, allocating and replenishing merchandise assortments for each store, based on specific characteristics and recent sales trends.  The price change management system allows the

Company to identify and mark down slow moving merchandise.  The replenishment/fulfillment system allows the Company to maintain planned levels of in-stock positions in basic items such as jeans and underwear.  In addition, a fully integrated warehouse management system is in place in all three distribution centers.

The Company has also installed a markdown optimization tool, which is focused on pricing items on a style-by-style basis at the appropriate price, based on inventory levels and sales history, in order to maximize revenue and profitability.  The Company continues to expand the utilization and effectiveness of its merchandise planning system in order to maximize the generation of sales and gross margin.

The Company utilizes a point-of-sale (“POS”) platform with bar code scanning, electronic credit authorization, instant credit, returns database and gift card processing in all its stores.  The POS platform allows the Company to capture customer specific sales data for use in its merchandising, marketing and loss prevention systems, while quickly servicing its customers.  The POS platform also manages coupon management and deal-based pricing, which streamlines the checkout process and improves store associate adherence to promotional markdown policies.  The Company also utilizes an automated store personnel scheduling system that analyzes historical sales trends to schedule sales staff to match customer traffic patterns, thereby minimizing store labor costs.  In 2011, the Company enhanced the system to manage the routing of eCommerce and store orders based upon fulfillment store locations and availability of inventory.  The enhancements allow the Company to more effectively and efficiently fulfill the growing orders in eCommerce.

In 2010, the Company undertook the development of its eCommerce platform, which was officially launched on November 30, 2010.  The eCommerce website makes its merchandise more accessible to consumers across the country, provides existing customers with an on-line shopping experience and allows the opportunity to introduce the Company to a new customer base.  The Company anticipates that its eCommerce initiative will continue to drive incremental sales as total eCommerce sales were $8.6 million for 2011.

Employees

At January 28, 2012, the Company employed approximately 14,000 hourly and salaried employees. Employee levels will vary during the year as the Company traditionally hires additional employees, and increases the hours of part-time employees, during peak seasonal selling periods.  There are no collective bargaining agreements in effect with respect to any of the Company’s employees.  The Company believes that it maintains a good relationship with its employees.

Seasonality

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

Trademarks

The Company regards its trademarks and their protection as important to its success.  In addition to the Bealls, Goody’s, Palais Royal, Peebles and Stage trademarks, the United States Patent and Trademark Office (the “USPTO”) has issued federal registrations to the Company for the following trademarks:  Accessory Crossing,  Baxter & Wells, Cape Classic, Cape Classic LTD, Casual Options, Choose To Be You, Denim Planet, Goody’s 4 Shoes, Goodclothes and Design, Goody’s and design, Goody’s Family Clothing, Goody’s It’s All About You, Goody’s Family Clothing (and design), Graphite, Hannah, Ivy Crew, Kid Crew, Meherrin River Outfitters, Mistletoe Mountain, Mountain Lake, Old College Inn, On Stage, Pebblebrook, Private Expressions, Rebecca Malone, Signature Studio, Specialty Girl, Specialty Baby, Sun River Clothing Co., Take A Good Look, Thomas & Ashemore, Whispers,  Wishful Park,  www.goodysonline.com, Y.E.S. Your Everyday Savings and Your Everyday Y.E.S. Savings Brands Value Quality. The Company has also filed applications with the USPTO seeking federal registrations for the following trademarks: Christopher Chen Collections, Hannah Comfort,  H.O.M.E Helping Our Military and Environment, Mad Money, One Bag Can Make A Difference, Steele’s, The Big Event and Valerie Stevens.

Available Information

The Company makes available, free of charge, through its website, among other things, corporate governance documents, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after they have been electronically filed with the Securities and Exchange Commission (“SEC”).  They can be obtained by accessing the Company’s website at www.stagestoresinc.com and clicking on “Investor Relations.”  To access corporate governance documents, click “Corporate Governance” and to access SEC filings, click “SEC Filings,” then the report to be obtained.  Information contained on the Company’s website is not part of this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

Forward Looking Statements

Certain statements in this Form 10-K contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied, by these forward-looking statements.  Forward-looking statements reflect the Company’s expectations regarding future events and operating performance and often contain words such as “believe,” “expect,” “may,” “will,” “should,” “could,” “anticipate,” “plan” or similar words.

Forward-looking statements are based on various assumptions and factors that could cause actual results to differ materially from those in the forward-looking statements.  These factors include, but are not limited to, the ability of the Company and its subsidiaries to maintain normal trade terms with vendors, the ability of the Company and its subsidiaries to comply with the various covenant requirements contained in the Company’s Revolving Credit Facility, the demand for apparel and other factors.  The demand for apparel and sales volume can be affected by significant changes in economic conditions, including an economic downturn, employment levels in the Company’s markets, consumer confidence, energy and gasoline prices, and other factors influencing discretionary consumer spending.  Other factors affecting the demand for apparel and sales volume include unusual weather patterns, an increase in the level of competition in the Company’s market areas, competitors’ marketing strategies, changes in fashion trends, changes in the average cost of merchandise purchased for resale, availability of merchandise on normal payment terms and the failure to achieve the expected results of the Company’s merchandising and marketing plans as well as its store opening plans.  The occurrence of any of these factors could have a material and adverse impact on the Company’s business, financial condition, operating results or liquidity.  Most of these factors are difficult to predict accurately and are generally beyond the Company’s control.

Readers should carefully review this Form 10-K in its entirety, including but not limited to the Company’s financial statements and the accompanying notes, and the risks and uncertainties described in this Item 1A.  Readers should consider the risks and uncertainties described in any forward-looking statement contained in this Form 10-K.  Forward-looking statements contained in this Form 10-K are made as of the date of this Form 10-K.  The Company does not undertake to update its forward-looking statements.

Described below are certain risk factors that management believes are applicable to the Company’s business and the industry in which it operates.  There may also be additional risks that are presently not material or are unknown.

An economic downturn or decline in consumer confidence could negatively impact the Company's business and financial condition.  The Company’s results of operations are sensitive to changes in general economic conditions that impact consumer discretionary spending, such as employment levels, energy and gasoline prices and other factors influencing consumer confidence.  The Company has extensive operations in the South Central, Southeastern and Mid Atlantic states.  In addition, many stores are located in small towns and rural environments that are substantially dependent upon the local economy.  If there is an economic downturn or decline in consumer confidence, particularly in the South Central, Southeastern and Mid Atlantic states and any state (such as Texas or Louisiana) from which the Company derives a significant portion of its net sales, the Company’s business, financial condition and cash flows will be negatively impacted and such impact could be material.

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

Unusual weather patterns or natural disasters, whether due to climate change or otherwise, could negatively impact the Company’s financial condition.  The Company’s business depends, in part, on normal weather patterns across the Company’s markets.  The Company is susceptible to unseasonable or extreme weather conditions, including natural disasters, such as hurricanes and tornadoes in its markets.  Any such unusual or prolonged weather patterns in the Company’s markets, especially in states such as Texas and Louisiana, whether due to climate change or otherwise, could have a material and adverse impact on its business, financial condition and cash flows. In addition, the Company’s business, financial condition and cash flow could be adversely affected if the businesses of our key vendors and their merchandise manufacturers, shippers, carriers and other merchandise transportation service providers, especially those outside the United States, are disrupted due to severe weather, such as, but not limited to, hurricanes, tornadoes or floods, whether due to climate change or otherwise.

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

A catastrophic event adversely affecting any of the Company’s buying, distribution or other corporate facilities could result in reduced revenues and loss of customers. The Company’s buying, distribution and other corporate operations are in highly centralized locations.  The Company’s operations could be materially and adversely affected if a catastrophic event (such as, but not limited to, fire, hurricanes, tornadoes or floods) impacts the use of these facilities.  While the Company has developed contingency plans that would be implemented in the event of a catastrophic event, there are no assurances that the Company would be successful in obtaining alternative servicing facilities in a timely manner in the event of such a catastrophe.

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

The Company’s eCommerce platform provides another channel to generate sales.  The Company anticipates that the website will drive incremental sales, provide existing customers the on-line shopping experience and also provide the opportunity to introduce the Company to a new customer base.  If the Company does not successfully meet the challenges of operating a website or fulfilling customer expectations, the Company’s business and sales could be adversely affected.

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

The inability or unwillingness of one or more lenders to fund their commitment under the Company’s Revolving Credit Facility could have a material adverse impact on the Company’s business and financial condition.  The Company’s Revolving Credit Facility, which matures on June 30, 2016, is a $250.0 million senior secured revolving credit facility that includes an uncommitted accordion feature to increase the size of the facility to $350.0 million.  The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements.  The lenders under the Revolving Credit Facility are as follows: Bank of America, N.A., Wells Fargo Bank, National Association, JPMorgan Chase Bank, N.A. and Regions Bank (collectively, the “Lenders”).  Notwithstanding that the Company may be in full compliance with all covenants contained in the Revolving Credit Facility, the inability or unwillingness of one or more of those lenders to fund their commitment under the Company’s Revolving Credit Facility could have a material adverse impact on the Company’s business and financial condition unless the Lenders or another lender covered any shortfall.

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

Risks associated with the Company’s carriers, shippers and other providers of merchandise transportation services could have a material adverse effect on its business and financial condition.  The Company’s vendors rely on shippers, carriers and other  merchandise transportation service providers (collectively “Transportation Providers”) to deliver merchandise from their manufacturers, both in the United States and abroad, to the vendors’ distribution centers in the United States.  Transportation Providers are also responsible for transporting merchandise from their vendors’ distribution centers to the Company’s distribution centers.  The Company also relies on Transportation Providers to transport merchandise from its distribution centers to its stores and to its customers in the case of eCommerce sales.  However, if work slowdowns, stoppages, weather or other disruptions affect the transportation of merchandise between the vendors and their manufacturers, especially those manufacturers outside the United States, between the vendors and the Company, or between the Company and its eCommerce customers, the Company’s business, financial condition and cash flows could be adversely affected.

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

Any devaluation of the Mexican peso, or imposition of restrictions on the access of citizens of Mexico to the Company’s stores could adversely impact the Company’s business and financial condition.  Approximately 3% of the Company’s stores are located in cities that either border Mexico or are in close proximity to Mexico.  The Company estimates that approximately 7% of its 2011 sales were derived from these stores.  While purchases in these stores are made in United States dollars, a devaluation of the Mexican peso could reduce the purchasing power of those customers who are citizens of Mexico.  In such an event, revenues attributable to these stores could be reduced.  In addition, due to global uncertainties, including threats, acts of terrorism or Mexican border violence, it is possible that tighter restrictions may be imposed by the Federal and State governments on the ability of citizens of Mexico to cross the border into the United States.  In that case, revenues attributable to the Company’s stores regularly frequented by citizens of Mexico could be reduced.

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

The Company’s failure to successfully implement Steele’s could adversely impact the Company’s business and financial condition.   In November 2011, the Company launched Steele’s, its new off-price concept for small town America. As of January 28, 2012, the Company had opened 3 Steele’s stores in 2 states.  The Company plans to open between 25 and 30 additional new Steele’s stores in 2012.  While the Company’s research indicates that there is significant growth potential in the under-served small market off-price niche and while the Company believes that its  solid balance sheet and strong cash flows provide it with the financial flexibility to accelerate its growth with the launch of Steele’s, there can be no assurance that Steele’s will be successful.  The Company’s failure to successfully implement Steele’s could adversely impact the Company’s business and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company’s corporate headquarters and Houston Division merchandising offices are located in a leased 130,000 square-foot building in Houston, Texas.  The Company owns the 28,000 square-foot office building housing the administrative and merchandising offices for the South Hill Division, which is located in South Hill, Virginia. The Steele’s Division’s administrative and merchandising offices are located in a leased 3,000 square-foot suite in New York City, New York.

The Company owns its distribution centers in Jacksonville, Texas and South Hill, Virginia, and leases its third distribution center in Jeffersonville, Ohio.  The Company’s Jacksonville distribution center has approximately 437,000 square feet of processing area and is capable of servicing 600 stores, the South Hill distribution center has approximately 162,000 square feet of processing area and is capable of servicing 240 stores, and the Jeffersonville distribution center has approximately 202,000 square feet of processing area and is capable of servicing 310 stores.

The Company’s stores, of which all but 3 are leased, are primarily located in strip shopping centers.  The majority of leases, which are typically for a 10-year term and often with 2 renewals of five years each, provide for a base rent plus payments for expenses incurred by the landlord, such as common area maintenance and insurance.  Certain leases provide for contingent rents that are not measurable at inception.  These contingent rents are primarily based on a percentage of sales that are in excess of a predetermined level.  Stores range in size from approximately 5,000 to 54,000 selling square feet, with the average being approximately 18,500 selling square feet.  At January 28, 2012, the Company operated 813 stores, located in 40 states within 7 regions, as follows:

	Number of Stores		Number of Stores
South Central Region		Midwestern Region
Arkansas	24	Illinois	4
Louisiana	57	Indiana	24
Oklahoma	37	Iowa	3
Texas	234	Kansas	11
	352	Michigan	14
Mid Atlantic Region		Minnesota	2
Delaware	3	Missouri	18
Kentucky	30	Wisconsin	4
Maryland	6		80
New Jersey	6	Northeastern Region
Ohio	25	Connecticut	2
Pennsylvania	28	Massachusetts	2
Virginia	35	New Hampshire	2
West Virginia	10	New York	16
	143	Vermont	4
Southeastern Region			26
Alabama	27	Northwestern Region
Florida	5	Idaho	3
Georgia	34	Oregon	2
Mississippi	23	Wyoming	1
North Carolina	24		6
South Carolina	22	Total Stores	813
Tennessee	35
	170
Southwestern Region
Arizona	9
Colorado	5
Nevada	1
New Mexico	18
Utah	3
	36

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company and its subsidiaries are involved in various legal proceedings arising in the ordinary course of their business.  Management does not believe that any pending legal proceedings, either individually or in the aggregate, are material to the financial position, results of operations or cash flows of the Company or its subsidiaries.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s stock trades on the New York Stock Exchange under the symbol “SSI.”  The following table sets forth the high and low market prices per share of the Company’s common stock for each quarter in 2011 and 2010 as reported by the New York Stock Exchange:

	Fiscal Year
	2011		2010
	High	Low	High	Low
1st Quarter	$19.97	$15.44	$16.47	$12.16
2nd Quarter	19.39	14.07	16.03	10.14
3rd Quarter	18.15	12.18	13.96	10.00
4th Quarter	16.36	11.21	17.99	13.10

Holders

As of March 21, 2012, there were 328 holders of record of the Company’s common stock.

Dividends

The Company paid quarterly cash dividends in 2011 and 2010 of $11.0 million and $9.5 million, respectively.   On June 13, 2011, the Company announced that its Board of Directors (the “Board”) approved a 20% increase in the Company’s quarterly cash dividend rate to 9 cents per share from the previous quarterly rate of 7.5 cents per share.  The new quarterly dividend rate of 9 cents per share is applicable to dividends declared after June 22, 2011.  On February 22, 2012, the Company announced that the Board declared a quarterly cash dividend of 9 cents per share on the Company’s common stock, payable on March 21, 2012 to shareholders of record at the close of business on March 6, 2012.

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

Performance Graph

The annual changes for the five-year period shown in the following graph are based on the assumption that $100 had been invested in Stage Stores stock, the S&P 500 Index and the S&P 500 Retail Index on February 2, 2007 (the last trading date of fiscal 2006), and that all quarterly dividends were reinvested at the average of the closing prices at the beginning and end of the quarter.  The total cumulative dollar returns shown on the graph represent the value that such investments would have had on January 27, 2012 (the last trading date of fiscal 2011).  The calculations exclude trading commissions and taxes.

Date	Stage Stores, Inc.	S&P 500 Index	S&P 500 Retail Index
2/2/2007	$100.00	$100.00	$100.00
2/1/2008	57.97	96.34	80.76
1/30/2009	33.10	57.02	49.47
1/29/2010	60.85	74.14	75.66
1/28/2011	75.43	88.12	94.92
1/27/2012	77.29	90.88	106.21

Stock Repurchase Program

On March 8, 2011, the Company announced that the Board approved a new stock repurchase program, which authorized the Company to repurchase up to $200.0 million of its outstanding common stock (the “2011 Stock Repurchase Program”) from time to time, either on the open market or through privately negotiated transactions. During 2011, the Company spent $100.0 million under the 2011 Stock Repurchase Program to repurchase approximately 6.1 million shares of its common stock.  The Company has $100.0 million remaining under the 2011 Stock Repurchase Program and intends to complete the 2011 Stock Repurchase Program by the end of 2013.

       The Board has also granted the Company the authority to repurchase additional amounts of its outstanding common stock using available proceeds from the exercise of stock options, as well as the tax benefits that accrue to the Company from the exercise of stock options, stock appreciation rights (“SARs”) and from other equity grants.  During 2011, the Company repurchased approximately 0.7 million shares for $10.0 million using proceeds from these sources.  At January 28, 2012, approximately $0.3 million was available to the Company for stock repurchases using proceeds from the exercise of employee stock options and SARs.

The following table is a summary of stock repurchase activity during the fourth quarter of 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 30, 2011 to
November 26, 2011	3,456	$14.01	3,456	$100,000,008

November 27, 2011 to
December 31, 2011	-	-	-	100,000,008

January 1, 2012 to
January 28, 2012	-	-	-	100,000,008
Total	3,456	$14.01	3,456

The table above does not include shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of employee non-vested stock and performance shares, and shares related to the Company’s deferred compensation plan’s stock investment option.

ITEM 6.	SELECTED FINANCIAL DATA

The following sets forth selected consolidated financial data for the periods indicated.  The selected consolidated financial data should be read in conjunction with the Company’s Consolidated Financial Statements included herein.  All amounts are stated in thousands, except for per share data, percentages and number of stores.

	Fiscal Year
	2011	2010	2009	2008	2007
Statement of operations data:
Net sales	$1,511,919	$1,470,590	$1,431,927	$1,515,820	$1,545,606
Cost of sales and related buying,
occupancy and distribution expenses	1,101,319	1,053,766	1,040,120	1,106,236	1,100,892
Gross profit	410,600	416,824	391,807	409,584	444,714
Selling, general and administrative expenses	353,834	350,865	338,551	351,246	350,248
Store opening costs	5,670	3,192	3,041	6,479	4,678
Goodwill impairment (1)	-	-	-	95,374	-
Interest expense, net	3,821	3,875	4,388	5,216	4,792
Income (loss) before income tax	47,275	58,892	45,827	(48,731)	84,996
Income tax expense	16,315	21,252	17,106	16,804	31,916
Net income (loss)	$30,960	$37,640	$28,721	$(65,535)	$53,080

Basic earnings (loss) per common share	$0.93	$1.00	$0.76	$(1.71)	$1.27
Basic weighted average common shares
outstanding	33,021	37,656	38,029	38,285	41,764

Diluted earnings (loss) per common share	$0.92	$0.99	$0.75	$(1.71)	$1.24
Diluted weighted average common shares
outstanding	33,278	38,010	38,413	38,285	42,720

Margin and other data:
Gross profit margin	27.2%	28.3%	27.4%	27.0%	28.8%
Selling, general and administrative expense rate	23.4%	23.9%	23.6%	23.2%	22.7%
Capital expenditures	$45,731	$36,990	$42,707	$99,841	$95,311
Construction allowances from landlords	4,499	5,476	3,875	17,536	18,765
Stock repurchases	110,919	31,976	1,327	9,060	112,597
Cash dividends per share	0.33	0.25	0.20	0.20	0.20

Store data:
Comparable store sales growth (decline)	0.5%	0.2%	(7.9%)	(6.1%)	(1.1%)
Store openings	37	33	28	56	47
Store closings	10	5	9	11	8
Number of stores open at end of period	813	786	758	739	694
Total selling area square footage at end of period	15,063	14,681	14,077	13,730	12,929

	January 28,	January 29,	January 30,	January 31,	February 2,
	2012	2011	2010	2009	2008
Balance sheet data:
Working capital	$213,700	$262,100	$244,153	$201,971	$236,038
Total assets	735,339	796,084	800,431	768,043	871,490
Debt obligations	49,503	38,492	51,218	57,012	100,594
Stockholders' equity	412,706	489,509	476,046	450,003	520,846
__________________________________________________

(1)
In fiscal year 2008, as a result of the decline in market capitalization and other factors, the Company recorded a one-time goodwill impairment charge of $95.4 million to write-off the carrying value of the Company’s goodwill.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Stage Stores, Inc. (the “Company” or “Stage Stores”) is a Houston, Texas-based retailer, which operates both department stores and off-price stores. Its department stores, which operate under the Bealls, Goody’s, Palais Royal, Peebles and Stage nameplates, offer moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family. Its off-price stores, which are called Steele’s, offer brand name family apparel, accessories, shoes and home décor at significant savings to department store prices. The Company also has an eCommerce website.

The Company’s principal focus is on consumers in small and mid-sized markets which the Company believes are under-served and less competitive. In those small town markets where it operates a department store and an off-price store, the Company targets a different customer for each store and, therefore, believes that customer overlap between the two formats is minimal. At January 28, 2012, the Company operated 813 stores located in 40 states, 65% of which are in small markets with populations of less than 50,000 people.

Fiscal 2011

During 2011, the Company’s core moderate income customers continued to experience economic pressures and were motivated by price, which created a highly promotional environment.  In response, the Company stepped up its promotional activities, which resulted in lower merchandise margins.  Overall, total sales for the year were $1,511.9 million, an increase of 2.8% from the prior year and comparable store sales increased 0.5%.  SG&A expenses achieved a 50 basis point improvement in the rate, while operating 27 net additional stores.  The Company also prudently managed inventory levels and ended the year with comparable store inventories up 1.7%.  The Company’s strong balance sheet and cash flow allowed the Company to increase its quarterly dividend rate by 20% and spend $110.0 million to repurchase 6.8 million shares of its common stock.

Operationally, the Company continued to make progress on a number of its strategic initiatives during 2011.  The Company opened 28 new Goody’s stores, rebranded 148 non-Goody’s stores with the Goody’s name and ended the year with 243 Goody’s stores.   The Company added 10 Estee Lauder and 10 Clinique counters throughout the year, which helped drive a comparable store sales increase of 9% in cosmetics.  During the year, the Company moved forward on the development of an off-price concept, with the goal to leverage its small market expertise with a complementary format to its department store model. Steele’s, its off-price concept, was launched November 1, 2011 with the opening of three stores.   The Company also expanded its eCommerce business in 2011 as the number of offerings on the eCommerce website has grown from less than 1,000 products at the beginning of the year to approximately 13,200 products at January 28, 2012.  Total eCommerce sales reached $8.6 million for 2011.  The Company also completed the roll-out of its markdown optimization tool.

Fiscal 2012 Outlook and Trends

The Company’s strategy in 2012 will be focused on building on its 2011 achievements and pursuing growth in sales, operating margin and earnings.  In 2012, the Company plans additional new store growth in under-served, small markets in accordance with its business model and expects to open 25 to 30 off-price stores and 30 to 35 department stores.  Further, the Company will continue its commitment to providing superior customer service and compelling merchandise assortments within existing product categories in an effort to grow the Company’s share of business with its core customers and improve the in-store shopping experience.  The Company expects to benefit from moderate improvements in the economy and from reduced cost pressures in the second half of 2012, while maintaining strong control over inventories and expenses.

The financial information, discussion and analysis that follow should be read in conjunction with the Company’s Consolidated Financial Statements included elsewhere herein.

Results of Operations

The following table sets forth the results of operations as a percent of sales for the periods indicated:

	Fiscal Year (1)
	2011	2010	2009

Net sales	100.0%	100.0%	100.0%
Cost of sales and related buying, occupancy and distribution expenses	72.8	71.7	72.6
Gross profit	27.2	28.3	27.4

Selling, general and administrative expenses	23.4	23.9	23.6
Store opening costs	0.4	0.2	0.2
Interest expense, net	0.3	0.3	0.3
Income before income tax	3.1	4.0	3.2
Income tax expense	1.1	1.4	1.2
Net income	2.0%	2.6%	2.0%

(1)  Percentages may not foot due to rounding.

2011 Compared to 2010

Sales for 2011 increased 2.8% to $1,511.9 million from $1,470.6 million for 2010.  The sales increase was driven primarily by the strength of the Company’s new stores.  Comparable store sales, which are sales in stores that are open for at least 14 full months prior to the reporting period, increased by 0.5% in the current year.  This compares to a 0.2% increase in comparable store sales in the prior year.  In 2011, comparable stores sales increased $7.4 million, while non-comparable store sales increased $23.1 million, driven primarily by the net increase of 27 additional stores.  The 0.5% increase in comparable store sales for 2011 reflects a combination of a 1.7% increase in the number of transactions, a decrease of 1.3% in average unit retail and an increase of 0.1% in units per transaction.

Comparable store sales increase (decrease) by quarter is presented below:

	Fiscal Year
	2011	2010
1st Quarter	0.2%	(0.6)%
2nd Quarter	0.9	(1.6)
3rd Quarter	(0.6)	(0.3)
4th Quarter	1.3	2.5
Total Year	0.5	0.2

On a merchandise category basis, the Company experienced comparable store sales increases in a number of key merchandise categories (i.e., those categories comprising greater than 5% of sales).  Footwear, children’s, cosmetics and junior sportswear all had comparable store sales gains in 2011.  The Company continues to grow its cosmetics line of business through the installation of Estee Lauder and Clinique counters, as 10 new Estee Lauder and 10 new Clinique counters were opened during the fiscal year, which raised the total number of counters to 186 and 179, respectively.

On a market population basis, utilizing a ten-mile radius from each store, the Company’s small market stores (those in market areas with populations of less than 50,000) outperformed stores in its mid-sized (those in market areas with populations of 50,000 to 150,000) and large markets (those in market areas with populations greater than 150,000) in 2011.  Comparable store sales increased 1.1% in its small market stores, were flat in its mid-sized market stores and decreased 1.6% in its large market stores.  The small markets continue to be the focus of the Company’s new store expansion plans, as stores in these markets have consistently outperformed stores in mid-sized and large markets.

The following is a summary of the changes in the components of cost of sales between 2011 and 2010, expressed as a percent of sales:

Increase (Decrease) in the Components of Cost of Sales

Merchandise cost of sales rate	1.4%
Buying, occupancy and distribution expenses rate	(0.3)
Cost of sales rate	1.1%

Gross profit in 2011 was $410.6 million, a decrease of 1.5% from $416.8 million in 2010.  Gross profit, as a percent of sales, was 27.2% in 2011 and 28.3% in 2010.  The increase in the merchandise cost of sales rate is reflective of higher product costs in the fall, increased markdowns due to the continuing promotional environment and the Company’s efforts to drive business and manage its inventory levels.   The decrease in buying, occupancy and distribution expenses rate was mainly due to leverage from higher sales in the current year and lower impairment charges in the current year, partially offset by higher buying expenses in the current year, which includes the Steele’s Division’s buying expenses, and higher distribution expenses.

SG&A expenses in 2011 increased by $3.0 million, or 0.8%, to $353.8 million from $350.8 million in 2010.  As a percent of sales, SG&A expenses decreased to 23.4% in 2011 from 23.9% in 2010.  The increase in SG&A expenses in 2011 was primary due to increases in expenses related to eCommerce and Steele’s, while operating 27 net additional stores.  The SG&A rate decreased 50 basis points, which was primarily due to improved leveraging of store expenses and higher yield on the private label credit card.

Store opening costs in 2011 were $5.7 million, which included costs related to the opening of 37 new stores, the relocation of 3 stores and the rebranding of 148 stores.  In 2010, the Company incurred $3.2 million in store opening costs related to 33 new stores, the relocation of 2 stores and the rebranding of 26 stores.  Store opening costs are expensed as incurred and include costs of stores opening in future quarters.

Net interest expense was $3.8 million in 2011 as compared to $3.9 million in 2010. Interest expense is primarily comprised of interest on borrowings under the Company’s Revolving Credit Facility, related letters of credit and commitment fees, amortization of debt issue costs and interest on financing lease obligations and equipment financing notes.  The decrease in interest expense is primarily due to a lower average amount outstanding on equipment financing notes, partially offset by higher borrowings under the Company’s Revolving Credit Facility (see “Liquidity and Capital Resources”).  The weighted average balance on the Company’s equipment financing notes outstanding was $23.9 million in 2011 as compared to $37.1 million in 2010.

The Company’s effective tax rate in 2011 was 34.5%, resulting in tax expense of $16.3 million. This compares to income tax expense of $21.3 million in 2010 at an effective rate of 36.1%.  The current year benefited from domestic production activities and additional employment tax credits.

As a result of the foregoing, the Company had net income of $31.0 million for 2011 as compared to net income of $37.6 million for 2010.

2010 Compared to 2009

Sales for 2010 increased 2.7% to $1,470.6 million from $1,431.9 million for 2009.  The sales increase was driven by the strength of the Company’s new stores, as comparable store sales, which are sales in stores that are open for at least 14 full months prior to the reporting period, increased by 0.2% in 2010.  This compares to a 7.9% decrease in comparable store sales in 2009.  In 2010, comparable store sales increased $2.5 million, while non-comparable store sales increased $36.2 million, driven primarily by the net increase of 28 additional stores.  The 0.2% increase in comparable store sales for 2010 reflects a combination of a 6.7% increase in average transactions, offset by decreases in average unit retail and units per transaction of 4.2% and 2.3%, respectively.

Comparable store sales (decrease) increase by quarter is presented below:

	Fiscal Year
	2010	2009
1st Quarter	(0.6)%	(9.0)%
2nd Quarter	(1.6)	(10.7)
3rd Quarter	(0.3)	(5.4)
4th Quarter	2.5	(6.5)
Total Year	0.2	(7.9)

On a merchandise category basis, the Company experienced comparable store sales increases in a number of key merchandise categories (i.e., those categories comprising greater than 5% of sales).  Footwear, cosmetics, accessories and junior sportswear all had comparable store sales gains in 2010.  The Company continued to focus on growing its cosmetics line of business through the installation of Estee Lauder and Clinique counters, as 8 new Estee Lauder and 17 new Clinique counters were opened during 2010, which raised the total number of counters to 176 and 169, respectively.

On a market population basis, utilizing a ten-mile radius from each store, the Company’s small market stores outperformed stores in its mid-sized and large markets in 2010.  The Company experienced a 2.6% comparable store sales increase in its small market stores, or those in market areas with populations of less than 50,000, a 0.9% decrease in its mid-sized market stores, or those in market areas with populations of 50,000 to 150,000, and a 4.8% decrease in its large market stores, or those in market areas with populations greater than 150,000.  The small markets continue to be the focus of the Company’s new store expansion plans as stores in these markets have consistently outperformed stores in mid-sized and large markets.

The following is a summary of the changes between 2010 and 2009 in the components of cost of sales, expressed as a percent of sales:

Decrease in the Components of Cost of Sales

Merchandise cost of sales rate	(0.5)%
Buying, occupancy and distribution expenses rate	(0.4)
Cost of sales rate	(0.9)%

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

Store opening costs in 2010 of $3.2 million included costs related to the opening of 33 new stores, the relocation of 2 stores and the rebranding of 26 stores.  In 2009, the Company incurred $3.0 million in store opening costs related to 28 new stores and 10 relocated stores.  Store opening costs are expensed as incurred and include costs of stores opening in future quarters.

Net interest expense was $3.9 million in 2010 as compared to $4.4 million in 2009. Interest expense is primarily comprised of interest on borrowings under the Company’s Revolving Credit Facility, related letters of credit and commitment fees, amortization of debt issue costs and interest on financing lease obligations and equipment financing notes. The decrease in interest expense is primarily due to a lower average amount outstanding on equipment financing notes.  The weighted average balance on the Company’s equipment financing notes outstanding was $37.1 million in 2010 as compared to $44.6 million in 2009.

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

Seasonality and Inflation

Historically, the Company’s business is seasonal and sales are traditionally lower during the first three quarters of the fiscal year (February through October) and higher during the last quarter of the fiscal year (November through January).  The fourth quarter usually accounts for slightly more than 30% of the Company’s annual sales, with the other quarters accounting for approximately 22% to 24% each.  Working capital requirements fluctuate during the year and generally reach their highest levels during the third and fourth quarters.  During the current year, the Company experienced increases in its merchandise costs, particularly in those classifications that are heavily cotton-based, as well as higher freight costs, which resulted in lower merchandise margins.  The Company anticipates that pressures on product costs will be reduced in the second half of 2012.  The Company does not expect inflation will have a material impact on its operations.  However, there can be no assurance that the Company’s business will not be affected by inflation in the future.

The following table shows quarterly information (unaudited) for the Company (in thousands, except per share amounts):

	Fiscal Year 2011
	Q1	Q2	Q3	Q4
Net sales	$346,483	$352,832	$333,508	$479,096
Gross profit	$85,220	$103,857	$71,163	$150,360
Net (loss) income	$(461)	$10,013	$(11,306)	$32,714

Basic (loss) earnings per common share	$(0.01)	$0.29	$(0.36)	$1.06
Diluted (loss) earnings per common share	$(0.01)	$0.29	$(0.36)	$1.05

Basic weighted average shares	36,279	34,236	31,139	30,432
Diluted weighted average shares	36,279	34,635	31,139	30,603

	Fiscal Year 2010
	Q1	Q2	Q3	Q4
Net sales	$340,042	$345,019	$331,850	$453,679
Gross profit	$89,895	$104,150	$76,590	$146,189
Net income (loss)	$2,198	$10,327	$(6,865)	$31,980

Basic earnings (loss) per common share	$0.06	$0.27	$(0.18)	$0.87
Diluted earnings (loss) per common share	$0.06	$0.27	$(0.18)	$0.86

Basic weighted average shares	38,273	38,359	37,362	36,629
Diluted weighted average shares	38,773	38,587	37,362	37,083

Liquidity and Capital Resources

The Company’s liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows, (iii) normal trade credit terms from the vendor and factor community, (iv) equipment financing and (v) its Revolving Credit Facility.  The Company’s primary cash requirements are for capital expenditures related to new stores, store relocations and remodeling and seasonal and new store inventory purchases.

Key components of the Company’s cash flows are summarized below (in thousands):

	Fiscal Year
	2011	2010	2009
Net cash provided by (used in):
Operating activities	$78,055	$77,875	$120,936
Investing activities	(45,318)	(36,459)	(39,753)
Financing activities	(103,465)	(45,781)	(13,747)

Operating Activities

During 2011, the Company generated $78.1 million in cash from operating activities.  Net income, adjusted for non-cash expenses, provided cash of approximately $107.5 million.  Changes in operating assets and liabilities used net cash of approximately $33.9 million, which included a $22.4 million increase in merchandise inventories, an increase in other assets of $4.4 million and a $7.1 million decrease in accounts payable and other liabilities.  Additionally, cash flows from operating activities also included construction allowances from landlords amounting to $4.5 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

During 2010, the Company generated $77.9 million in cash from operating activities.  Net income, adjusted for non-cash expenses, provided cash of approximately $110.3 million.  Changes in operating assets and liabilities used net cash of approximately $37.9 million, which included a $19.1 million increase in merchandise inventories due to a net increase of 28 stores and a more aggressive approach in stocking inventory in 2010 as compared to 2009, an increase in other assets of $8.2 million mainly due to an increase in vendor allowances and a $10.6 million decrease in accounts payable and other liabilities, which included a decrease in merchandise payables and a decrease in pension liability.  Additionally, cash flows from operating activities also included construction allowances from landlords amounting to $5.5 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

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

Investing Activities

Capital expenditures for 2011 were $45.7 million compared to $37.0 million in 2010 and $42.7 million in 2009.  The Company opened 37 new stores, reopened 2 fire-damaged stores, a flood-damaged store and a snow damaged store, rebranded 148 stores and relocated 3 stores in 2011.  In 2010, it opened 33 new stores, reopened a tornado-damaged store and relocated 2 stores.  In 2009, the Company opened 27 new stores, reopened a hurricane-damaged store and relocated 10 stores.  The Company received construction allowances from landlords of $4.5 million in 2011 to fund a portion of the capital expenditures related to store leasehold improvements in new and relocated stores, while $5.5 million and $3.9 million were received from landlords in 2010 and 2009, respectively.  These funds have been recorded as deferred rent credits in the balance sheet and are amortized as an offset to rent expense over the lease term commencing with the date the allowances were contractually earned.

Management currently estimates that capital expenditures in 2012, net of construction allowances to be received from landlords, will be approximately $45 million.  The expenditures will principally be for the opening of new stores, store expansions, relocations and remodels.

Free Cash Flow.  Free cash flow is a non-U.S. GAAP financial measure that the Company defines as net cash provided by operating activities less capital expenditures net of proceeds related to retirements.   Management believes that free cash flow represents the Company’s ability to generate additional cash flow from its business operations and uses it as a measure in the evaluation and management of the business.  Free cash flow should be evaluated in addition to, and not considered a substitute for, other financial measures such as net income and cash flow provided by operations.  The following table reconciles net cash provided by operating activities, a U.S. GAAP measure, to free cash flow, a non-U.S. GAAP measure as defined by the Company.  Free cash flow is summarized below (in thousands):

	Fiscal Year
	2011	2010	2009
Net cash provided by operating activities	$78,055	$77,875	$120,936
Additions to property, equipment and leasehold improvements	(45,731)	(36,990)	(42,707)
Proceeds from insurance and retirements of property, equipment and leasehold improvements	413	531	2,954
Free cash flow	$32,737	$41,416	$81,183

Financing Activities

On June 30, 2011, the Company entered into an Amended and Restated Credit Agreement for a $250.0 million senior secured revolving credit facility (the “Amended and Restated Credit Agreement” or “Revolving Credit Facility”) that matures on June 30, 2016.  The Revolving Credit Facility includes an uncommitted accordion feature to increase the size of the facility to $350.0 million.  Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement.  The daily interest rates under the Revolving Credit Facility are determined by a prime rate or LIBOR rate plus an applicable margin, as set forth in the Revolving Credit Facility agreement.  Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility.  The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures and other general corporate purposes, as well as to support its outstanding letters of credit requirements.  During 2011, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 2.1% and $25.0 million, respectively, as compared to 3.3% and $0.1 million in 2010 and 3.3% and $0.6 million in 2009.   The outstanding balance on the Company’s Revolving Credit Facility was $24.5 million as of January 28, 2012 and zero as of January 29, 2011 and January 30, 2010.

The Company also issues letters of credit to support certain merchandise purchases and to collateralize retained risks and deductibles under various insurance programs.  The Company had outstanding letters of credit totaling approximately $5.6 million at January 28, 2012 under its Revolving Credit Facility.  These letters of credit expire within twelve months of issuance.  Excess borrowing availability under the Revolving Credit Facility at January 28, 2012, net of letters of credit outstanding and outstanding borrowings, was $203.2 million.

The Revolving Credit Facility contains covenants that, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions.  The Revolving Credit Facility also contains a fixed charge coverage ratio covenant in the event excess availability is below a defined threshold or an event of default has occurred.  At January 28, 2012, the Company was in compliance with all of the financial covenants of the Revolving Credit Facility and expects to continue to be in compliance in 2012.

The Company has outstanding borrowings under equipment financing notes and finance lease obligations.  Equipment financing notes are payable in monthly installments over a five-year term and are secured by certain fixtures and equipment.  The Company did not incur any new borrowings under equipment financing notes during 2011 and 2010 and borrowings amounted to $4.0 million during 2009.  Payments for equipment financing notes were $12.9 million in 2011, $12.1 million in 2010 and $10.9 million in 2009.  Proceeds from finance lease obligations amounted to $1.6 million in 2009.  The Company made principal payments of $0.6 million in 2011, $0.6 million in 2010 and $0.5 million in 2009 on its outstanding finance lease obligations.

On June 13, 2011, the Company announced the Board approved a 20% increase in the Company’s quarterly cash dividend rate to 9 cents per share from the previous quarterly rate of 7.5 cents per share.  The new quarterly dividend rate of 9 cents per share is applicable to dividends declared after June 22, 2011.  Dividend payments totaled $11.0 million, $9.5 million and $7.6 million for 2011, 2010 and 2009, respectively.  On February 22, 2012, the Company announced that the Board declared a quarterly cash dividend of 9 cents per share on the Company’s common stock, payable on March 21, 2012, to shareholders of record at the close of business on March 6, 2012.

On March 8, 2011, the Company announced that the Board approved a Stock Repurchase Program which authorizes the Company to repurchase up to $200.0 million of its outstanding common stock (the “2011 Stock Repurchase Program”) from time to time, either on the open market or through privately negotiated transactions.  During 2011, the Company spent $100.0 million under the 2011 Stock Repurchase Program to repurchase approximately 6.1 million shares of its common stock. The Company has $100.0 million remaining under the 2011 Stock Repurchase Program and intends to complete the 2011 Stock Repurchase Program by the end of 2013.

The Board has also granted the Company the authority to repurchase additional amounts of its outstanding common stock using proceeds from the exercise of stock options as well as the tax benefits that accrue to the Company from the exercise of stock options, SARs and other equity grants.  During 2011, the Company repurchased approximately 0.7 million shares for $10.0 million using proceeds from these sources.  In 2010 and 2009, the Company repurchased stock amounting to $6.8 million and $1.3 million, respectively, using proceeds from the exercise of awards and related tax benefits and deferred compensation.  At January 28, 2012, approximately $0.3 million was available to the Company for stock repurchases using proceeds from the exercise of employee stock options and SARs.

While there can be no assurances, management believes that there should be sufficient liquidity to cover both the Company’s short-term and long-term funding needs.  The Company anticipates that it has adequate cash flows to cover its working capital needs, planned capital expenditures and debt service requirements for the next year and foreseeable future.

Contractual Obligations

The Company has numerous contractual commitments for purchases of merchandise inventories, services arising in the ordinary course of business, letters of credit, Revolving Credit Facility and other debt service and leases.  Presented below is a summary of the Company’s contractual obligations as of January 28, 2012 (in thousands).  These items are discussed in further detail in Note 7 and Note 11 to the Consolidated Financial Statements.

		Payment Due by Period
		Less Than	1-3	4-5	More than 5
Contractual Obligations	Total	One Year	Years	Years	Years
Long-term debt obligations
Equipment financing	$17,996	$13,105	$4,891	$-	$-
Interest payments on equipment financing	832	670	162	-	-
Documentary letters of credit (1)	810	810	-	-	-
Capital (finance) lease obligations
Finance lease obligations	7,007	677	1,603	2,017	2,710
Interest payments on finance lease obligations	2,727	629	1,049	715	334
Operating lease obligations
Office, property and equipment leases (2)	414,551	79,887	134,982	100,047	99,635
Purchase obligations (3)	18,602	7,906	10,694	2	-
Other long-term liabilities (4)	-	-	-	-	-
Total contractual obligations	$462,525	$103,684	$153,381	$102,781	$102,679

(1)
These documentary letters of credit support the importing of private label merchandise.  The Company also had outstanding stand-by letters of credit that totaled approximately $4.2 million at January 28, 2012, of which $0.8 million were also issued in support of importing the Company’s private label merchandise.  The remaining stand-by letters of credit of $3.4 million are required to collateralize retained risks and deductibles under various insurance programs.  The estimated liability that will be paid in cash related to stand-by letters of credit supporting insurance programs is reflected in accrued expenses.  If the Company fails to make payments when due, the beneficiaries of letters of credit could make demand for payment under the letters of credit.

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

(4)
Other long-term liabilities consist of deferred rent, deferred compensation and pension liability (see Note 6 to the Consolidated Financial Statements).  Deferred rent of $59.5 million is included as a component of “operating lease obligations” in the contractual obligations table.  Deferred compensation and pension liability are not included in the contractual obligations table as the timing of future payments is indeterminable.

In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise typically up to six months in advance of expected delivery.  These purchase orders do not contain any significant termination payments or other penalties if cancelled.  As of January 28, 2012, the Company had outstanding purchase orders of $158.8 million.

The Company’s funding policy is to make contributions to maintain the minimum funding requirements for its pension obligations in accordance with the Employee Retirement Income Security Act.  The Company may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover short-term liquidity needs of its defined benefit plan (the “Plan”) in order to maintain current invested positions.  The Company expects to contribute approximately $0.1 million during 2012.  The Company contributed $1.0 million and $1.4 million to the Plan in 2011 and 2010, respectively.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The primary estimates underlying the Company’s consolidated financial statements include the valuation of inventory, the estimated useful life of property, equipment and leasehold improvements, the impairment analysis on long-lived assets, the valuation of the intangible asset, the reserve for sales returns, breakage income on gift cards and merchandise credits, self-insurance reserves and the estimated liability for pension obligations.  The Company cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.  Therefore, actual results could differ from these estimates.  Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances.  The following critical accounting policies affect the Company’s more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Impairment of long-lived assets.  Property, plant and equipment and other long-lived assets are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  For long-lived assets to be held and used, the Company bases its evaluation on impairment indicators such as the nature of the assets’ physical condition, the future economic benefit of the asset, any historical or future profitability measurements and other external market conditions or factors that may be present.  If such impairment indicators are present or other factors exist that indicate the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist.  If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated fair value of the asset.  Management’s judgment is necessary to estimate fair value.  Accordingly, actual results could vary from those estimates.

Intangible asset and impairment of intangible assets.  As a part of the acquisition of Peebles in 2003, the Company acquired the rights to the tradename and trademark (collectively the “Tradename”) of “Peebles,” which was identified as an indefinite life intangible.  The value of the Tradename was determined to be $14.9 million at the time of the Peebles acquisition. Indefinite life intangible assets are not amortized but are tested for impairment annually or more frequently when indicators of impairment exist.  The Company completed its annual impairment test during the fourth quarter of 2011 and determined there was no impairment.

Revenue recognition.  Net sales, which excludes sales tax and are net of estimated returns, are recorded at point of sale in stores when payment is received and the customer takes possession of merchandise and at time of shipment for eCommerce sales.  Shipping and handling fees charged to customers are also included in net sales with the corresponding costs recorded as costs of goods sold.  The Company records deferred revenue on its balance sheet for the sale of gift cards and recognizes this revenue upon the redemption of gift cards in net sales.  The Company similarly records deferred revenue on its balance sheet for merchandise credits issued related to customer returns and recognizes this revenue upon the redemption of the merchandise credits.

Gift card and merchandise credits liability.  Unredeemed gift cards and merchandise credits are recorded as a liability. Gift card and merchandise credit breakage income (“breakage income”) represents the balance of gift cards and merchandise credits for which the Company believes the likelihood of redemption is remote.  Breakage income is recognized based on usage or historical redemptions.  The Company’s gift cards and merchandise credits are considered to be a large pool of homogeneous transactions.  The Company uses historical data to determine the breakage rate and objectively determines the estimated time period of actual redemptions.  The Company recognized approximately $0.8 million, $0.8 million and $0.9 million of breakage income in 2011, 2010 and 2009, respectively, which is included in the Consolidated Statements of Income as a reduction in selling, general and administrative expenses.

Self-insurance reserves.  The Company maintains self-insurance retentions with respect to general liability, workers compensation and health benefits for its employees.  The Company estimates the accruals for the liabilities based on industry development factors and historical claim trend experience.  Although management believes adequate reserves have been provided for expected liabilities arising from the Company’s self-insured obligations, projections of future losses are inherently uncertain, and it is reasonably possible that estimates of these liabilities will change over the near term as circumstances develop.

Frozen defined benefit plan.  The Company maintains a frozen defined benefit plan.  The plan’s obligations and related assets are presented in Note 10 to the Consolidated Financial Statements.  The plan’s assets are invested in actively managed and indexed mutual funds of domestic and international equities and investment-grade corporate bonds and U.S. government securities.   The plan’s obligations and the annual pension expense are determined by independent actuaries using a number of assumptions.  Key assumptions in measuring the plan’s obligations include the discount rate applied to future benefit obligations and the estimated future return on plan assets.  At January 28, 2012, assumptions used were a weighted average discount rate of 5.1% and a weighted average long-term rate of return on the plan assets of 7.5%.

Recent Accounting Standards and Disclosures

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income, which eliminates the current option to present components of other comprehensive income as part of the statements of changes in stockholders’ equity and requires entities to present comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments do not change the components of other comprehensive income.  For public companies, the new disclosure requirements are effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption permitted and will have presentation changes only.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”).  ASU 2011-04 clarifies existing fair value measurement and disclosure requirements, amends certain fair value measurement principles and requires additional disclosures about fair value measurements.  For public companies, the amendments in ASU 2011-04 are effective for fiscal years and interim periods beginning after December 15, 2011.  The Company does not expect the adoption of the provisions under ASU 2011-04 to have a material impact on the Company’s consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Borrowings under the Company’s Revolving Credit Facility bear a floating rate of interest.  As of January 28, 2012, the outstanding borrowings under the Company’s Revolving Credit Facility were $24.5 million.  On future borrowings, an increase in interest rates may have a negative impact on the Company’s results of operations and cash flows.  The Company had average daily borrowings of $25.0 million bearing a weighted average interest rate of 2.1% during 2011.  A hypothetical 10% change from the weighted average interest rate would have a $0.1 million effect on the Company’s 2011 annual results of operations and cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Consolidated Financial Statements of Stage Stores, Inc.” included on page F-1 for information required under this Item 8.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management of the Company, with the participation of the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures and concluded that the Company’s disclosure controls and procedures were effective as of January 28, 2012.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements, and provide reasonable assurance as to the detection of fraud.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements.  Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.

With the participation of the Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of January 28, 2012.

Our independent registered public accounting firm, Deloitte & Touche LLP, with direct access to our Board of Directors through our Audit Committee, has audited the consolidated financial statements prepared by the Company and has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Management of the Company, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the internal control over financial reporting and concluded that no change in the Company’s internal control over financial reporting occurred during the fourth quarter ended January 28, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information pertains to the executive officers of the Company as of March 21, 2012:

Name	Age	Position
Andrew T. Hall	51	President and Chief Executive Officer, Director
Edward J. Record	44	Chief Operating Officer
Oded Shein	50	Executive Vice President, Chief Financial Officer
Michael Searles	62	President and Chief Operating Officer of the South Hill Division
Ron D. Lucas	64	Executive Vice President, Human Resources
Steven L. Hunter	41	Executive Vice President, Chief Information Officer
Richard E. Stasyszen	51	Senior Vice President, Finance and Controller

Mr. Hall joined the Company in February 2006 as President and Chief Operating Officer and assumed the position of President and Chief Executive Officer in November 2008.  From June 2003 to February 2006, he served as Chairman of Foley’s, a Houston-based division of Federated Department Stores, Inc.  From June 2002 to June 2003, he served as Foley’s Chief Financial Officer.

Mr. Record joined the Company in May 2007 as Executive Vice President and Chief Administrative Officer, became Chief Financial Officer in September 2007 and was promoted to Chief Operating Officer in February 2010.  From October 2005 to May 2007, he served as Senior Vice President of Finance of Kohl’s Corporation.  From June 2002 to October 2005, Mr. Record served as Senior Vice President of Finance, Controller of Belk, Inc.

Mr. Shein joined the Company in January 2011 as Executive Vice President, Chief Financial Officer.  From July 2004 to January 2011, he served in various financial positions at Belk, Inc., which included Vice President, Finance and Vice President and Treasurer.  Prior to joining Belk, Inc., Mr. Shein served as the Vice President, Treasurer of Charming Shoppes, Inc.

Mr. Searles joined the Company in September 2011 as President and Chief Operating Officer of the South Hill Division. From December 2004 to April 2008 he served as President and CEO of Wilsons Leather Stores, Inc., a leading specialty retailer of accessories and outerwear. Prior to that time, he served as Chairman and CEO of Factory 2-U Stores, Inc., in addition to holding senior executive positions at several other national retail chains.

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

1. Financial Statements:

 See “Index to Consolidated Financial Statements of Stage Stores, Inc.” on page F-1, the Report of Independent Registered Public Accounting Firm on page F-2, and the Financial Statements on pages F-4 to F-27, of this Form 10-K, all of which are incorporated herein by reference.

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

4.2#
Amended and Restated Credit Agreement dated as of June 30, 2011, among Specialty Retailers, Inc., as Borrower, Stages Stores, Inc. and Specialty Retailers (TX) LLC, as Facility Guarantors, the Lenders Party thereto, Bank of America, N.A., as Administrative Agent and as Collateral Agent, Wells Fargo Capital Finance, LLC, as Documentation Agent, and JPMorgan Chase Bank, N.A. and Regions Bank, as Co-Syndication Agents is incorporated by reference to Exhibit 4.1 of Stage Stores’ Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed September 11, 2011.

10.1†
Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan is incorporated by reference to Appendix B of Stage Stores’ Proxy Statement  on Schedule 14A (Commission File No. 1-14035) filed April 16, 2004.

10.2†
Stage Stores, Inc. Second Amended and Restated 2008 Equity Incentive Plan is incorporated by reference to Appendix A of Stage Stores’ Proxy Statement on Form DEF 14A (Commission File No. 1-14035) filed  April 18, 2011.

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

10.6†
Form of Performance Based Share Agreement under the Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan is incorporated by reference to Exhibit 10.9 of Stage Stores’ Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed June 9, 2011.

10.7†
Form of Performance Based Share Agreement under the Stage Stores, Inc. Amended and Restated 2008 Equity Incentive Plan is incorporated by reference to Exhibit 10.7 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed March 30, 2010.

10.8†
Form of Restricted Stock Award Agreement (Employee) under the Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan is incorporated by reference to Exhibit 10.10 of Stage Stores’ Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed June 9, 2011.

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

10.17†
Form of Shareholder Agreement for restricted stock (Director) under the Stage Stores, Inc. Amended and Restated 2003 Non-Employee Director Equity Compensation Plan is incorporated by reference to Exhibit 10.17 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed March 30, 2010.

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

10.24
Fifth Amendment to Amended and Restated Private Label Credit Card Program Agreement dated as of November 1, 2008, by and among Stage Stores, Inc., Specialty Retailers, Inc. and World Financial Network National Bank is incorporated by reference to Exhibit 10.25 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed March 30, 2009.

10.25
Sixth Amendment to Amended and Restated Private Label Credit Card Program Agreement dated as of July 30, 2009, by and among Stage Stores, Inc., Specialty Retailers (TX) LP and World Financial Network National Bank is incorporated by reference to Exhibit 10.2 of Stage Stores’ Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed September 9, 2009.

10.26
Seventh Amendment to Amended and Restated Private Label Credit Card Program Agreement dated as of January 1, 2010, by and among Stage Stores, Inc., Specialty Retailers, Inc. and World Financial Network National Bank is incorporated by reference to Exhibit 10.35 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed March 30, 2010.

10.27
Eighth Amendment to Amended and Restated Private Label Credit Card Program Agreement dated as of July 15, 2010, by and among Stage Stores, Inc., Specialty Retailers (TX) LP and World Financial Network National Bank is incorporated by reference to Exhibit 10.1 of Stage Stores’ Quarterly Report on Form 10-Q/A (Commission File No. 1-14035) filed November 19, 2010.

10.28#
Ninth Amendment to Amended and Restated Private Label Credit Card Program Agreement dated as of October 27, 2011, by and among Stage Stores, Inc., Specialty Retailers, Inc., Specialty Retailers (TX) LLC and World Financial Network Bank is incorporated by reference to Exhibit 10.2 of Stage Stores’ Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed December 7, 2011.

10.29†
Employment Agreement between Andrew Hall and Stage Stores, Inc. dated April 11, 2011 is incorporated by reference to Exhibit 10.1 of Stage Stores’ Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed June 9, 2011.

10.30†
Employment Agreement between Ed Record and Stage Stores, Inc. dated April 11, 2011  is incorporated by reference to Exhibit 10.3 of Stage Stores’ Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed June 9, 2011.

10.31†
Employment Agreement between Richard Maloney and Stage Stores, Inc. dated  April 11, 2011 is incorporated by reference to Exhibit 10.2 of Stage Stores’ Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed June 9, 2011.

10.32†
Employment Agreement between Oded Shein and Stage Stores, Inc. dated January 10, 2011 is incorporated by reference to Exhibit 10.4 of Stage Stores’ Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed June 9, 2011.

10.33†
Employment Agreement between Steven Hunter and Stage Stores, Inc. dated April 11, 2011 is incorporated by reference to Exhibit 10.5 of Stage Stores’ Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed June 9, 2011.

10.34†
Employment Agreement between Ronald Lucas and Stage Stores, Inc. dated April 11, 2011 is incorporated by reference to Exhibit 10.6 of Stage Stores’ Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed June 9, 2011.

10.35†
Employment Agreement between Joanne Swartz and Stage Stores, Inc. dated April 11, 2011 is incorporated by reference to Exhibit 10.7 of Stage Stores’ Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed December 9, 2010.

10.36†
Employment Agreement between Michael Searles and Stage Stores, Inc. dated September 12, 2011 is incorporated by reference to Exhibit 10.1 of Stage Stores’ Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed December 7, 2011.

10.37†*	Separation agreement between Joanne Swartz and Stage Stores, Inc. dated January 14, 2012.

14	Code of Ethics for Senior Officers dated January 25, 2011 is incorporated by reference to Exhibit 14 of Stage Stores’ Annual Report on Form 10-K (Commission File No. 1-14035) filed March 30, 2011.

18
Preferability Letter from Independent Registered Public Accounting Firm dated October 19, 2006 is incorporated by reference to Exhibit 18 of Stage Stores’ Quarterly Report on Form 10-Q (Commission File No 1-14035) filed October 24, 2006.

21*	Subsidiary of Stage Stores, Inc.

23*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney: Directors (Form 10-K).

24.2*	Power of Attorney: Section 16 Filers.

24.3*	Power of Attorney: Director (Ralph Scozzafava - Section 16 Filer).

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101**
The following materials from Stage Stores Inc.’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012, formatted in XBRL (eXtensible Business Reporting Language) are filed electronically herewith: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

____________________________________________
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

STAGE STORES, INC.

/s/ Andrew T. Hall	March 28, 2012
Andrew T. Hall
President and Chief Executive Officer
(Principal Executive Officer)

STAGE STORES, INC.

/s/ Oded Shein	March 28, 2012
Oded Shein
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

STAGE STORES, INC.

/s/ Richard E. Stasyszen	March 28, 2012
Richard E. Stasyszen
Senior Vice President, Finance and Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

*	Director	March 28, 2012	*		Director	March 28, 2012
Alan J. Barocas			Earl J. Hesterberg

*	Director	March 28, 2012	*		Director	March 28, 2012
Michael L. Glazer			William J. Montgoris

*	Director	March 28, 2012	*		Director	March 28, 2012
Gabrielle E. Greene			David Y. Schwartz

/s/ Andrew T. Hall	Director	March 28, 2012
Andrew T. Hall

(Constituting a majority of the Board of Directors)

				*By:	/s/ Oded Shein
Oded Shein
Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Stage Stores, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Stage Stores, Inc. and subsidiary (the "Company") as of January 28, 2012 and January 29, 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 28, 2012. We also have audited the Company's internal control over financial reporting as of January 28, 2012 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting at Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stage Stores, Inc. and subsidiary as of January 28, 2012 and January 29, 2011 and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 28, 2012

Stage Stores, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	January 28, 2012	January 29, 2011

ASSETS
Cash and cash equivalents	$18,621	$89,349
Merchandise inventories, net	347,944	325,501
Prepaid expenses and other current assets	33,434	30,423
Total current assets	399,999	445,273

Property, equipment and leasehold improvements, net	300,717	317,954
Intangible asset	14,910	14,910
Other non-current assets, net	19,713	17,947
Total assets	$735,339	$796,084

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$106,022	$95,365
Income taxes payable	6,187	12,657
Current portion of debt obligations	13,782	13,490
Accrued expenses and other current liabilities	60,308	61,661
Total current liabilities	186,299	183,173

Long-term debt obligations	35,721	25,002
Deferred taxes	17,830	14,399
Other long-term liabilities	82,783	84,001
Total liabilities	322,633	306,575

Commitments and contingencies

Common stock, par value $0.01, 100,000 shares authorized,
30,444 and 56,946 shares issued, respectively	304	569
Additional paid-in capital	349,366	516,079
Less treasury stock - at cost, 0 and 20,508 shares, respectively	(835)	(320,055)
Accumulated other comprehensive loss	(4,748)	(2,935)
Retained earnings	68,619	295,851
Total stockholders' equity	412,706	489,509
Total liabilities and stockholders' equity	$735,339	$796,084

The accompanying notes are an integral part of these statements.

Stage Stores, Inc.
Consolidated Statements of Income
(in thousands, except earnings per share)

	Fiscal Year
	2011	2010	2009
Net sales	$1,511,919	$1,470,590	$1,431,927
Cost of sales and related buying, occupancy and distribution expenses	1,101,319	1,053,766	1,040,120
Gross profit	410,600	416,824	391,807

Selling, general and administrative expenses	353,834	350,865	338,551
Store opening costs	5,670	3,192	3,041
Interest expense, net of income of $24, $88 and $96, respectively	3,821	3,875	4,388
Income before income tax	47,275	58,892	45,827
Income tax expense	16,315	21,252	17,106
Net income	$30,960	$37,640	$28,721

Basic and diluted earnings per share data:

Basic earnings per share	$0.93	$1.00	$0.76
Basic weighted average shares outstanding	33,021	37,656	38,029

Diluted earnings per share	$0.92	$0.99	$0.75
Diluted weighted average shares outstanding	33,278	38,010	38,413

The accompanying notes are an integral part of these statements.

Stage Stores, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year
	2011	2010	2009
Cash flows from operating activities:
Net income	$30,960	$37,640	$28,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment of long-lived assets	61,680	62,417	63,459
(Gain) loss on retirements of property, equipment and leasehold improvements	(101)	169	(1,460)
Deferred income tax expense	6,768	3,548	2,443
Tax benefits (deficiency) from stock-based compensation	738	1,081	(872)
Stock-based compensation expense	7,690	6,775	6,659
Amortization of debt issuance costs	347	298	290
Excess tax benefits from stock-based compensation	(1,339)	(2,172)	(136)
Deferred compensation obligation	134	85	121
Amortization of employee benefit related costs	592	427	520
Construction allowances from landlords	4,499	5,476	3,875
Other changes in operating assets and liabilities:
(Increase) decrease in merchandise inventories	(22,443)	(19,141)	8,157
(Increase) decrease in other assets	(4,369)	(8,216)	1,938
(Decrease) increase in accounts payable and other liabilities	(7,101)	(10,512)	7,221
Net cash provided by operating activities	78,055	77,875	120,936

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(45,731)	(36,990)	(42,707)
Proceeds from insurance and retirements of property, equipment and leasehold improvements	413	531	2,954
Net cash used in investing activities	(45,318)	(36,459)	(39,753)

Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	238,800	4,300	139,278
Payments of revolving credit facility borrowings	(214,300)	(4,300)	(139,278)
Proceeds from long-term debt obligations	-	-	5,585
Payments of long-term debt obligations	(13,489)	(12,726)	(11,379)
Payments of debt issuance costs	(1,149)	-	(40)
Repurchases of common stock	(110,919)	(31,976)	(1,327)
Proceeds from issuance of equity awards	7,286	6,199	907
Excess tax benefits from stock-based compensation	1,339	2,172	136
Cash dividends paid	(11,033)	(9,450)	(7,629)
Net cash used in financing activities	(103,465)	(45,781)	(13,747)

Net (decrease) increase in cash and cash equivalents	(70,728)	(4,365)	67,436

Cash and cash equivalents:
Beginning of period	89,349	93,714	26,278
End of period	$18,621	$89,349	$93,714

Supplemental disclosures:
Interest paid	$3,516	$3,702	$4,249
Income taxes paid	14,920	16,990	4,457
Unpaid liabilities for capital expenditures	3,887	5,257	3,636

The accompanying notes are an integral part of these statements.

Stage Stores, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands, except per share amounts)

						Accumulated
	Common		Additional	Treasury		Other
	Stock		Paid-in	Stock		Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total

Balance, January 31, 2009	55,849	$558	$494,765	(17,986)	$(286,751)	$(5,138)	$246,569	$450,003

Net income	-	-	-	-	-	-	28,721	28,721
Employee benefit related adjustment, net of tax of $0.7 million	-	-	-	-	-	(1,078)	-	(1.078)
Amortization of employee benefit related costs, net of tax of $0.2 million	-	-	-	-	-	319	-	319
Comprehensive income								27,962
Dividends on common stock, $0.20 per share	-	-	-	-	-	-	(7.629)	(7,629)
Deferred compensation	-	-	121	-	(121)	-	-	-
Repurchases of common stock	-	-	-	(85)	(1,207)	-	-	(1,207)
Issuance of equity awards, net	231	3	905	-	-	-	-	908
Stock-based compensation expense	-	-	6,659	-	-	-	-	6,659
Tax deficiency from stock-based compensation	-	-	(872)	-	-	-	-	(872)
Recognition of pre-reorganization deferred tax assets	-	-	222	-	-	-	-	222
Balance, January 30, 2010	56,080	$561	$501,800	(18,071)	$(288,079)	$(5,897)	$267,661	$476,046

Net income	-	-	-	-	-	-	37,640	37,640
Employee benefit related adjustment, net of tax of $1.6 million	-	-	-	-	-	2,697	-	2,697
Amortization of employee benefit related costs, net of tax of $0.2 million	-	-	-	-	-	265	-	265
Comprehensive income								40,602
Dividends on common stock, $0.25 per share	-	-	-	-	-	-	(9,450)	(9,450)
Deferred compensation	-	-	85	-	(85)	-	-	-
Repurchases of common stock	-	-	-	(2,437)	(31,891)	-	-	(31,891)
Issuance of equity awards, net	866	8	6,191	-	-	-	-	6,199
Stock-based compensation expense	-	-	6,775	-	-	-	-	6,775
Tax benefit from stock-based compensation	-	-	1,081	-	-	-	-	1,081
Recognition of pre-reorganization deferred tax assets	-	-	147	-	-	-	-	147
Balance, January 29, 2011	56,946	$569	$516,079	(20,508)	$(320,055)	$(2,935)	$295,851	$489,509

Net income	-	-	-	-	-	-	30,960	30,960
Employee benefit related adjustment, net of tax of $1.3 million	-	-	-	-	-	(2,186)	-	(2,186)
Amortization of employee benefit related costs, net of tax of $0.2 million	-	-	-	-	-	373	-	373
Comprehensive income								29,147
Dividends on common stock, $0.33 per share	-	-	-	-	-	-	(11,033)	(11,033)
Deferred compensation	-	-	134	-	(134)	-	-	-
Repurchases of common stock	-	-	-	(6,819)	(109,985)	-	-	(109,985)
Retirement of treasury stock	(27,327)	(273)	(181,907)	27,327	429,339		(247,159)	-
Issuance of equity awards, net	825	8	7,278	-	-	-	-	7,286
Tax withholdings paid for net settlement of stock awards	-	-	(800)	-	-	-	-	(800)
Stock-based compensation expense	-	-	7,690	-	-	-	-	7,690
Tax benefit from stock-based compensation	-	-	738	-	-	-	-	738
Recognition of pre-reorganization deferred tax assets	-	-	154	-	-	-	-	154
Balance, January 28, 2012	30,444	$304	$349,366	-	$(835)	$(4,748)	$68,619	$412,706

The accompanying notes are an integral part of these statements.

Stage Stores, Inc.
Notes to Consolidated Financial Statements

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of business:  Stage Stores, Inc. (the “Company”) is a Houston, Texas-based retailer, which operates both department stores and off-price stores.  Its department stores, which operate under the Bealls, Goody’s, Palais Royal, Peebles and Stage names, offer moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family.  Its off-price stores, which are called Steele’s, offer brand name family apparel, accessories, shoes and home décor at significant savings to department store prices.  The Company also has an eCommerce website.  As of January 28, 2012, the Company operated 813 stores located in 40 states.   The Company operates its stores under the six nameplates of Bealls, Goody’s, Palais Royal, Peebles, Stage and Steele’s.

Principles of consolidation:  The consolidated financial statements include the accounts of Stage Stores, Inc. and its subsidiaries, Specialty Retailers, Inc., a Texas corporation, and Specialty Retailers (TX) LLC, a Texas limited liability company.  All intercompany transactions have been eliminated in consolidation.  The Company reports in a single operating segment – the operation of retail department stores.  Revenues from customers are derived from merchandise sales.  The Company does not rely on any major customer as a source of revenue.

Fiscal year: References to a particular year are to the Company’s fiscal year which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year.  For example, a reference to “2009” is a reference to the fiscal year ended January 30, 2010, “2010” is a reference to the fiscal year ended January 29, 2011 and “2011” is a reference to the fiscal year ended January 28, 2012.  2009, 2010 and 2011 consisted of 52 weeks.

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

Concentration of credit risk: Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash.  The Company’s cash management and investment policies restrict investments to low-risk, highly-liquid securities and the Company performs periodic evaluations of the relative credit standing of the financial institutions with which it deals.

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

Impairment of long-lived assets:  Property, plant and equipment and other long-lived assets are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  For long-lived assets to be held and used, the Company bases its evaluation on impairment indicators such as the nature of the assets’ physical condition, the future economic benefit of the asset, any historical or future profitability measurements and other external market conditions or factors that may be present.  If such impairment indicators are present or other factors exist that indicate the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist.  If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated fair value of the asset.  Management’s judgment is necessary to estimate fair value.  Accordingly, actual results could vary from those estimates.

Intangible asset and impairment of intangible assets:  As a part of the acquisition of Peebles in 2003, the Company acquired the rights to the tradename and trademark (collectively the “Tradename”) of “Peebles,” which was identified as an indefinite life intangible.  The value of the Tradename was determined to be $14.9 million at the time of the Peebles acquisition.  Indefinite life intangible assets are not amortized but are tested for impairment annually or more frequently when indicators of impairment exist.  The Company completed its annual impairment test during the fourth quarter of 2011 and determined there was no impairment.

Insurance recoveries:  During 2008, Hurricanes Ike and Gustav forced the temporary closure of a significant number of the Company’s stores in the Gulf Coast region.  The stores were covered by both property damage and business interruption insurance and the Company settled its claims with insurance companies during 2009.  The Company received total proceeds of $7.5 million and $0.4 million for property damage and business interruption claims, respectively, and recognized a gain of $1.8 million in 2009, which is included in the Consolidated Statements of Income as a reduction in selling, general and administrative expenses.

The Company incurred other casualty losses during 2011 and 2010. The Company received total insurance proceeds of $1.7 million and $0.8 million during 2011 and 2010, respectively, and recognized a net gain of $0.4 million and a net loss of $0.3 million, respectively, which are included in the Consolidated Statements of Income as selling, general and administrative expenses.

           Debt issuance costs:  Debt issuance costs are accounted for as a deferred charge and amortized on a straight-line basis over the term of the related financing agreement.  The balance of debt issuance costs, net of accumulated amortization of $2.9 million and $2.6 million, is $1.3 million and $0.5 million at January 28, 2012 and January 29, 2011, respectively.

Revenue recognition:  Net sales, which excludes sales tax and are net of estimated returns, are recorded at point of sale in stores when payment is received and the customer takes possession of merchandise and at time of shipment for eCommerce sales.  Shipping and handling fees charged to customers are also included in net sales with the corresponding costs recorded as costs of goods sold.  The Company records deferred revenue on its balance sheet for the sale of gift cards and recognizes this revenue upon the redemption of gift cards in net sales.  The Company similarly records deferred revenue on its balance sheet for merchandise credits issued related to customer returns and recognizes this revenue upon the redemption of the merchandise credits.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Gift card and merchandise credit liability:  Unredeemed gift cards and merchandise credits are recorded as a liability.  Gift card and merchandise credit breakage income (“breakage income”) represents the balance of gift cards and merchandise credits for which the Company believes the likelihood of redemption is remote.  Breakage income is recognized based on usage or historical redemptions.  The Company’s gift cards and merchandise credits are considered to be a large pool of homogeneous transactions.  The Company uses historical data to determine the breakage rate and objectively determines the estimated time period of actual redemptions.  The Company recognized approximately $0.8 million, $0.8 million and $0.9 million of breakage income in 2011, 2010 and 2009, respectively, which is included in the Consolidated Statements of Income as a reduction in selling, general and administrative expenses.

Store opening expenses:  Costs related to the opening of new stores and the rebranding of current stores to a new nameplate are expensed as incurred.  Store opening expenses include the rent accrued during the rent holiday period on new and relocated stores.

Advertising expenses:  Advertising costs are charged to operations when the related advertising takes place.  Advertising costs were $64.7 million, $63.4 million and $62.1 million, for 2011, 2010 and 2009, respectively, which are net of advertising allowances received from vendors of $16.9 million, $16.3 million and $13.0 million, respectively.

Rent expense:  The Company records rent expense on a straight-line basis over the lease term, including the build out period, and where appropriate, applicable available lease renewal option periods.  The difference between the payment and expense in any period is recorded as deferred rent in other long-term liabilities in the Consolidated Balance Sheets.  The Company records construction allowances from landlords when contractually earned as a deferred rent credit in other long-term liabilities.  Such deferred rent credit is amortized over the related term of the lease, commencing the date the Company contractually earned the construction allowance, as a reduction of rent expense.  The deferred rent credit was $59.5 million and $63.3 million as of January 28, 2012 and January 29, 2011, respectively.

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

Earnings per share: Basic earnings per share is computed using the weighted average number of common shares outstanding during the measurement period.  Diluted earnings per share is computed using the weighted average number of common shares as well as all potentially dilutive common share equivalents outstanding during the measurement period.  Stock options, stock appreciation rights (“SARs”) and non-vested stock grants were the only potentially dilutive share equivalents the Company had outstanding at January 28, 2012.

Under Accounting Standards Codification (“ASC”) 260-10, Earnings Per Share, non-vested stock grants that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the calculation of basic and diluted earnings per share pursuant to the two-class method.  The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings.  In 2011, all non-vested stock granted contained non-forfeitable rights to dividends and are considered participating securities under ASC 260-10.  As such, earnings per share (“EPS”) has been calculated under the two-class method for 2011.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

The following tables show the computation of basic and diluted earnings per share for the fiscal years ended 2011, 2010 and 2009 (in thousands, except per share amounts):

	Fiscal Year
	2011	2010	2009
Basic EPS:
Net Income	$30,960	$37,640	$28,721
Less: Allocation of earnings to participating securities	(375)
Net income allocated to common shares	30,585

Basic weighted average shares outstanding	33,021	37,656	38,029
Basic EPS	$0.93	$1.00	$0.76

	Fiscal Year
	2011	2010	2009
Diluted EPS:
Net Income	$30,960	$37,640	$28,721
Less: Allocation of earnings to participating securities	(373)
Net income allocated to common shares	30,587

Basic weighted average shares outstanding	33,021	37,656	38,029
Add: Dilutive effect of stock awards	257	354	384
Diluted weighted average shares outstanding	33,278	38,010	38,413
Diluted EPS	$0.92	$0.99	$0.75

The following table summarizes the number of options and SARs to purchase shares of common stock that were outstanding but were not included in the computation of diluted earnings per share because the exercise price of the options and SARs was greater than the average market price of the common shares (in thousands):

	Fiscal Year
	2011	2010	2009
Number of anti-dilutive stock options and SARs outstanding	1,910	2,746	2,635

Recent accounting standards: In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income, which eliminates the current option to present components of other comprehensive income as part of the statements of changes in stockholders’ equity and requires entities to present comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments do not change the components of other comprehensive income.  For public companies, the new disclosure requirements are effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption permitted and will have presentation changes only.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”).  ASU 2011-04 clarifies existing fair value measurement and disclosure requirements, amends certain fair value measurement principles and requires additional disclosures about fair value measurements.  For public companies, the amendments in ASU 2011-04 are effective for fiscal years and interim periods beginning after December 15, 2011.  The Company does not expect the adoption of the provisions under ASU 2011-04 to have a material impact on the Company’s consolidated financial statements.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 2 - PRIVATE LABEL CREDIT CARD PORTFOLIO

On September 12, 2003, the Company sold the private label credit card accounts, as well as other assets related to its private label credit card program, to World Financial Network Bank (the “Bank”) and Alliance Data Systems, Inc. (“ADS”).  As part of the sale, the Company entered into a ten year program agreement (the “Program Agreement”) as of the sale date with ADS that provides for automatic one-year renewal terms at expiration. Under the Program Agreement, the Company receives a premium or pays a discount on certain private label credit card sales and a share of certain fees generated by the portfolio.   The Company realized $11.9 million, $8.9 million and $9.2 million of premiums on credit sales and fees related to this agreement during 2011, 2010 and 2009, respectively, which have been recorded as a reduction to selling, general and administrative expenses.  In connection with the sale, the Company also received prepaid marketing funds of $13.3 million, which are being recognized as an offset to marketing expense pro rata over the ten year term of the agreement.  At January 28, 2012 and January 29, 2011, $0.9 million and $2.2 million, respectively, of these prepaid marketing funds were recorded as other long-term liabilities.

NOTE 3 – FAIR VALUE MEASUREMENTS

The Company recognizes or discloses the fair value of its financial and non-financial assets and liabilities on a recurring and non-recurring basis.  Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, the Company assumes the highest and best use of the asset by market participants in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability.

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

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

The following tables present the Company’s financial assets and liabilities measured at fair value on a recurring basis in the Consolidated Balance Sheets (in thousands):

	January 28, 2012
		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (1)(2)	$17,087	$17,087	$-	$-

Accrued expenses and other current liabilities:
Deferred non-employee director equity compensation plan liability (2)	$169	$169	$-	$-

	January 29, 2011
		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (1)(2)	$15,771	$15,771	$-	$-

Accrued expenses and other current liabilities:
Deferred non-employee director equity compensation plan liability (2)	$176	$176	$-	$-

(1)	The Company has recorded in other long-term liabilities amounts related to these assets for the amount due to participants corresponding in value to the securities held in the grantor trust.

(2)
Using the market approach, the fair values of these items represent quoted market prices multiplied by the quantities held.  Net gains and losses related to the changes in fair value in the assets and liabilities under the various deferred compensation plans are recorded in selling, general and administrative expenses and were nil during 2011 and 2010.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

The following table shows the Company’s nonfinancial assets measured at fair value on a nonrecurring basis in the Consolidated Balance Sheets (in thousands):

	January 28, 2012
		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Store property, equipment and leasehold improvements (3)	$5,026	$-	$-	$5,026

	January 29, 2011
		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Store property, equipment and leasehold improvements (3)	$9,412	$-	$-	$9,412

(3)
In accordance with ASC No. 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, using an undiscounted cash flow model, the Company identified certain stores whose cash flow trends indicated that the carrying value of store property, equipment and leasehold improvements may not be fully recoverable and determined that impairment charges were necessary for the current year.  The Company uses a discounted cash flow model to determine the fair value of its impaired assets. Key assumptions in determining future cash flows include, among other things, expected future operating performance and changes in economic conditions.  Long-lived assets with a carrying amount of $5.5 million in 2011 and $13.5 million in 2010 were written down to their estimated fair value of $5.0 million in 2011 and $9.4 million in 2010, resulting in impairment charges of approximately $0.5 million during 2011 and $4.1 million during 2010, which were included in cost of sales and related buying, occupancy and distribution expenses in the Consolidated Statements of Income.

Financial instruments not measured at fair value are cash and cash equivalents, payables and debt obligations.  At January 28, 2012, the Company believes that the carrying amount of debt obligations approximates fair value based on recent financing transactions for similar debt issuances.  The Company also believes that the Revolving Credit Facility approximates fair value since interest rates are adjusted to reflect current rates.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 4 - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

The components of property, equipment and leasehold improvements were as follows (in thousands):

	January 28, 2012	January 29, 2011
Land	$1,859	$1,722
Buildings and improvements	16,604	16,071
Fixtures and equipment	391,246	367,376
Leasehold improvements	316,709	302,995
Property, equipment and leasehold improvements	726,418	688,164
Accumulated depreciation	425,701	370,210
Property, equipment and leasehold improvements, net	$300,717	$317,954

Depreciation expense was $61.2 million, $58.3 million and $59.1 million for 2011, 2010 and 2009, respectively.  During 2011, 2010 and 2009, the Company, as a result of its ongoing review of the performance of its stores, identified certain stores whose cash flow trends indicated that the carrying value of property, equipment and leasehold improvements may not be fully recoverable.  Impairment charges for these stores of $0.5 million, $4.1 million and $4.3 million were recorded in 2011, 2010 and 2009, respectively.  The charges reflect the difference between these stores’ carrying value and their fair value. Cost of sales includes $47.6 million, $49.5 million and $50.6 million in 2011, 2010 and 2009, respectively, related to depreciation expense and impairment charges.

NOTE 5 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The components of accrued expenses and other current liabilities were as follows (in thousands):

	January 28, 2012	January 29, 2011
Accrued compensation and benefits	$12,028	$14,390
Gift card and merchandise credit liability	8,575	8,185
Accrued sales and use tax	6,298	5,430
Accrued occupancy	6,212	6,134
Self-insurance liability	6,039	6,913
Accrued advertising	5,721	5,471
Accrued capital expenditures	2,599	3,836
Other	12,836	11,302
Accrued expenses and other current liabilities	$60,308	$61,661

NOTE 6 – OTHER LONG-TERM LIABILITIES

The components of other long-term liabilities were as follows (in thousands):

	January 28, 2012	January 29, 2011
Deferred rent	$59,464	$63,308
Deferred compensation	17,087	15,771
Pension liability	4,525	2,424
Other	1,707	2,498
Other long-term liabilities	$82,783	$84,001

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)
NOTE 7 - DEBT OBLIGATIONS

Debt obligations consist of the following (in thousands):

	January 28, 2012	January 29, 2011
Revolving Credit Facility	$24,500	$-
Equipment financing	17,996	30,869
Finance lease obligations	7,007	7,623
Total debt obligations	49,503	38,492
Less: Current portion of debt obligations	13,782	13,490
Long-term debt obligations	$35,721	$25,002

On June 30, 2011, the Company entered into an Amended and Restated Credit Agreement for a $250.0 million senior secured revolving credit facility (the “Amended and Restated Credit Agreement” or “Revolving Credit Facility”) that matures on June 30, 2016.  The Revolving Credit Facility includes an uncommitted accordion feature to increase the size of the facility to $350.0 million.  Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement.  The daily interest rates under the Revolving Credit Facility are determined by a prime rate or LIBOR rate plus an applicable margin, as set forth in the Revolving Credit Facility agreement.  Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility.  The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements.  During 2011 and 2010, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 2.1% and $25.0 million and 3.3% and $0.1 million, respectively.

           The Company also issues letters of credit to support certain merchandise purchases and to collateralize retained risks and deductibles under various insurance programs.  The Company had outstanding letters of credit totaling approximately $5.6 million at January 28, 2012 under its Revolving Credit Facility.  These letters of credit expire within twelve months of issuance.  Excess borrowing availability under the Revolving Credit Facility at January 28, 2012, net of letters of credit outstanding and outstanding borrowings, was $203.2 million.

The Revolving Credit Facility contains covenants that, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions.  The Revolving Credit Facility also contains a fixed charge coverage ratio covenant in the event excess availability is below a defined threshold or an event of default has occurred.  At January 28, 2012, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility.

The Company has equipment financing notes outstanding bearing interest ranging from 4.6% to 6.0%.  The notes are payable in monthly installments over a five-year term and are secured by certain fixtures and equipment.  The following table sets forth the expected principal payments on the equipment financing notes (in thousands):

Fiscal Year	Principal Payments
2012	$13,105
2013	4,001
2014	890
Total	$17,996

While infrequent in occurrence, occasionally the Company is responsible for the construction of leased stores and for paying project costs.  ASC No. 840-40-55, The Effect of Lessee Involvement in Asset Construction, requires the Company to be considered the owner (for accounting purposes) of this type of project during the construction period.  Such leases are

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

accounted for as finance lease obligations with the amounts received from the landlord being recorded in debt obligations.  Interest expense is recognized at a rate that will amortize the finance lease obligation over the initial term of the lease.  Where ASC No. 840-40-55 was applicable, the Company has recorded finance lease obligations with interest rates ranging from 6.1% to 16.9% on its Consolidated Balance Sheets related to five store leases as of January 28, 2012.  Minimum annual payments required under existing finance lease obligations as of January 28, 2012 are as follows (in thousands):

Fiscal Year	Minimum Lease Payments	Less: Interest	Principal Payments
2012	$1,306	$629	$677
2013	1,306	562	744
2014	1,346	487	859
2015	1,366	404	962
2016	1,366	311	1,055
Thereafter	3,044	334	2,710
Total	$9,734	$2,727	$7,007

NOTE 8 - STOCKHOLDERS’ EQUITY

The Company’s deferred compensation plan covering executives and certain officers provides an investment option that allows participants to elect to purchase shares of Stage Stores common stock (the “Company Stock Investment Option”).  The Company established a grantor trust to facilitate the collection of funds and purchase of Company shares on the open market at prevailing market prices.  All shares purchased through the grantor trust are held in the trust until the participants are eligible to receive the benefits under the terms of the plan. At the time of the participant’s eligibility, the deferred compensation obligation related to the Company Stock Investment Option is settled by the delivery of the fixed number of shares held by the grantor trust on the participant’s behalf.  In 2011, 2010 and 2009, participants in the Company’s deferred compensation plan elected to invest approximately $0.1 million, $0.1 million and $0.1 million, respectively, of the total amount of deferred compensation withheld, in the Company Stock Investment Option.  The purchase of shares made by the grantor trust on behalf of the participants is included in treasury stock and the corresponding deferred compensation obligation is included in additional paid-in capital.

On June 13, 2011, the Company announced that its Board of Directors (the “Board”) approved a 20% increase in the Company’s quarterly cash dividend rate to 9 cents per share from the previous quarterly rate of 7.5 cents per share.  The new quarterly dividend rate of 9 cents per share is applicable to dividends declared after June 22, 2011.  On February 22, 2012, the Company announced that the Board declared a quarterly cash dividend of 9 cents per share on the Company’s common stock, payable on March 21, 2012 to shareholders of record at the close of business on March 6, 2012.

On March 8, 2011, the Company announced that the Board approved a new Stock Repurchase Program which authorized the Company to repurchase up to $200.0 million of its outstanding common stock (the “2011 Stock Repurchase Program”) from time to time, either on the open market or through privately negotiated transactions.  During 2011, the Company spent $100.0 million under the 2011 Stock Repurchase Program to repurchase approximately 6.1 million shares of its common stock.  The Company has $100.0 million remaining under the 2011 Stock Repurchase Program.

The Board has also granted the Company the authority to repurchase additional amounts of its outstanding common stock using available proceeds from the exercise of stock options, as well as the tax benefits that accrue to the Company from the exercise of stock options, SARs and from other equity grants.  During 2011, the Company repurchased approximately 0.7 million shares for $10.0 million using proceeds from these sources.  In addition, the Company paid $0.8 million, $0.1 million and $0.2 million in 2011, 2010 and 2009, respectively, on behalf of the recipients who relinquished shares to satisfy the tax liability associated with performance shares and stock awards.  At January 28, 2012, approximately $0.3 million was available to the Company for stock repurchases using proceeds from the exercise of employee stock options and SARs.

During 2011, the Company retired 27.3 million shares of its treasury stock at a cost of $429.3 million.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 9 – STOCK-BASED COMPENSATION

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

The following table summarizes the stock compensation expense by type of grant for 2011, 2010 and 2009 (in thousands, except per share amounts):

	Fiscal Year
	2011	2010	2009
Stock options and SARs	$4,244	$3,779	$3,815
Non-vested stock	2,027	1,353	1,091
Performance shares	1,419	1,643	1,753

Total compensation expense	7,690	6,775	6,659
Related tax benefit	(2,653)	(2,446)	(2,484)
	$5,037	$4,329	$4,175

Earnings per share:
Basic	$0.15	$0.11	$0.11
Diluted	0.15	0.11	0.11

As of January 28, 2012, the Company had unrecognized compensation cost of $14.0 million related to stock-based compensation awards granted.  That cost is expected to be recognized over a weighted average period of 2.4 years.

The following table provides the significant weighted average assumptions used in determining the estimated fair value, at the date of grant under the Black-Scholes option-pricing model, for stock options and SARs granted in 2011, 2010 and 2009:

	Fiscal Year
	2011	2010	2009
Expected volatility	63.4% - 63.7%	62.1% - 63.7%	59.4% - 63.0%
Weighted average volatility	63.6%	62.2%	59.5%
Risk-free rate	1.5% - 1.9%	1.2% - 2.3%	1.6% - 2.0%
Expected life of options (in years)	4.3	4.3	4.1
Expected dividend yield	1.6% - 1.9%	1.3% - 2.3%	1.5% - 2.1%

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

Stock Options and SARs

The right to exercise stock options and SARs generally vests over four years from the date of grant, with 25% vesting at the end of each of the first four years following the date of grant.  Stock options and SARs are settled by issuance of common stock.  Options issued prior to January 29, 2005, will generally expire, if not exercised, within ten years from the date of the grant, while options and SARs granted after that date generally expire, if not exercised, within seven years from

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

the date of grant.  The weighted average grant date fair value for SARs granted during 2011, 2010 and 2009 is $8.69, $6.76 and $4.06, respectively.

The following table summarizes information about stock options and SARs outstanding under the Equity Incentive Plans as of January 28, 2012 and changes during the fifty-two weeks ended January 28, 2012:

	Number of Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 29, 2011	4,295,148	$14.99
Granted	661,950	18.84
Exercised	(635,001)	11.47
Forfeited	(317,840)	16.02
Outstanding at January 28, 2012	4,004,257	$16.10	3.6	$5,855

Vested or expected to vest at
January 28, 2012	3,735,105	$16.16	3.5	$5,407

Exercisable at January 28, 2012	2,209,907	$16.83	2.4	$2,865

The following table summarizes information about non-vested stock options and SARs outstanding as of January 28, 2012 and changes during the fifty-two weeks ended January 28, 2012:

Stock Options/ SARs	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at January 29, 2011	2,040,565	$5.61
Granted	661,950	8.69
Vested	(718,815)	5.51
Forfeited	(189,350)	6.23
Non-vested at January 28, 2012	1,794,350	6.72

The aggregate intrinsic value of stock options and SARs, defined as the amount by which the market price of the underlying stock on the date of exercise exceeds the exercise price of the option, exercised during 2011, 2010 and 2009 was $4.2 million, $6.0 million and $0.4 million, respectively.

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

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

The following table summarizes information about non-vested stock granted by the Company as of January 28, 2012 and changes during the fifty-two weeks ended January 28, 2012:

Non-vested Stock	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 29, 2011	283,123	$12.16
Granted	336,120	17.88
Vested	(147,337)	11.37
Forfeited	(94,941)	15.70
Outstanding at January 28, 2012	376,965	16.68

The aggregate intrinsic value of non-vested stock that vested during 2011, 2010 and 2009 was $2.3 million, $0.8 million and $0.6 million, respectively.  The weighted-average grant date fair value for non-vested shares granted in 2011, 2010 and 2009 was $17.88, $12.68 and $13.29, respectively.  The payment of the employees’ tax liability for a portion of the non-vested shares that vested during 2011 was satisfied by withholding shares with a fair value equal to the tax liability.  As a result, the actual number of shares issued was 125,160.

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

The following table summarizes information about the performance shares that remain outstanding as of January 28, 2012:

					Weighted
	Target Shares			Target Shares	Average
	Outstanding at	Target	Target	Outstanding	Grant Date
Period	Beginning	Shares	Shares	at End	Fair Value per
Granted	of Year	Granted	Forfeited	of Year	Share
2009	118,500	-	(11,000)	107,500	$12.79
2010	138,000	-	(31,000)	107,000	19.75
2011	-	74,375	(10,150)	64,225	25.00
Total	256,500	74,375	(52,150)	278,725

During 2011, 90,298 shares, with an aggregate intrinsic value of $1.7 million, vested related to the 2008 performance share grant.  The payment of the recipients’ tax liability of approximately $0.5 million was satisfied by withholding shares with a fair value equal to the tax liability.  As a result, the actual number of shares issued was 65,246.  On March 28, 2012, 40,314 shares of common stock were deemed to have been earned related to the 2009 performance stock grant.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 10 - BENEFIT PLANS

401(k) Plan: The Company has a contributory 401(k) savings plan (the “401(k) Plan”) covering all full and part-time employees with 60 days of service, who are age 21 or older.  Under the 401(k) Plan, participants may contribute up to 50% of their qualifying earnings on a pre-tax basis, and up to 10% of their qualifying earnings on a post-tax basis, subject to certain restrictions.  The Company currently matches 50% of each participant’s pre-tax contributions, limited up to 6% of each participant’s compensation under the Plan.  The Company may make discretionary matching contributions during the year. The Company’s matching contributions expense for the 401(k) Plan were approximately $1.4 million, $1.3 million and $1.2 million in 2011, 2010 and 2009, respectively.

Deferred Compensation Plans:  The Company has two deferred compensation plans (the “Deferred Compensation Plans”) which provide executives, certain officers and key employees of the Company with the opportunity to participate in unfunded, deferred compensation programs that are not qualified under the Internal Revenue Code of 1986, as amended, (the “Code”).  Generally, the Code and the Employee Retirement Income Security Act of 1974, as amended, restrict contributions to a 401(k) plan by highly compensated employees.  The Deferred Compensation Plans are intended to allow participants to defer income on a pre-tax basis.  Under the Deferred Compensation Plans, participants may defer up to 50% of their base salary and up to 100% of their bonus and earn a rate of return based on actual investments chosen by each participant.  The Company has established grantor trusts for the purposes of holding assets to provide benefits to the participants.  For the plan involving the executives and certain officers, the Company will match 100% of each participant’s contributions, up to 10% of the sum of their base salary and bonus.  For the plan involving other key employees, the Company may make a bi-weekly discretionary matching contribution.  The Company currently matches 50% of each participant’s contributions, up to 6% of the participant’s compensation offset by the contribution the Company makes to the participant’s 401(k) account, if any.  For both plans, Company contributions are vested 100%.  In addition, the Company may, with approval by the Board of Directors, make an additional employer contribution in any amount with respect to any participant as is determined in its sole discretion.  The Company’s matching contribution expense for the Deferred Compensation Plans was approximately $0.9 million, $1.1 million and $1.0 million for 2011, 2010 and 2009, respectively.

Non-Employee Director Equity Compensation Plan:  In 2003, the Company adopted, and the Company’s shareholders approved, the 2003 Non-Employee Director Equity Compensation Plan.  The plan was amended and restated effective December 19, 2009.  225,000 shares of the Company’s stock have been reserved to fund this plan.  Under this plan, non-employee Directors have the option to defer all or a portion of their annual compensation fees and to receive such deferred fees in the form of restricted stock or deferred stock units as defined in this plan.  At January 28, 2012 and January 29, 2011, $0.2 million and $0.2 million, respectively, were deferred under this plan.

Frozen Defined Benefit Plan:  The Company sponsors a defined benefit plan (the “Plan”), which covers substantially all employees who had met eligibility requirements and were enrolled prior to June 30, 1998.  This plan was frozen effective June 30, 1998.

Benefits for the Plan are administered through a trust arrangement, which provides monthly payments or lump sum distributions.  Benefits under the Plan were based upon a percentage of the participant’s earnings during each year of credited service.  Any service after the date the Plan was frozen will continue to count toward vesting and eligibility for normal and early retirement for existing participants.  The measurement dates used to determine pension benefit obligations were January 28, 2012 and January 29, 2011.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Information regarding the Plan is as follows (in thousands):

	Fiscal Year
	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$35,261	$38,908
Interest cost	2,063	2,116
Actuarial loss (gain)	4,744	(2,532)
Plan disbursements	(2,030)	(3,231)
Settlement (1)	(2,150)	-
Projected benefit obligation at end of year	37,888	35,261

Change in plan assets:
Fair value of plan assets at beginning of year	32,837	30,696
Actual return on plan assets	3,706	4,022
Employer contributions	1,000	1,350
Plan disbursements	(2,030)	(3,231)
Settlement paid (1)	(2,150)	-
Fair value of plan assets at end of year	33,363	32,837

Underfunded status	(4,525)	(2,424)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability - included in other long-term liabilities	(4,525)	(2,424)
Amount recognized in accumulated other comprehensive loss, pre-tax (2)	7,650	4,768

(1)	The settlement was caused by lump sum payments exceeding the interest cost for 2011. Settlements of this nature may occur in future years.
(2)	Consists solely of net actuarial losses as there are no prior service costs.

	Fiscal Year
	2011	2010
Weighted-average assumptions:
For determining benefit obligations at year-end:
Discount rate	5.10%	5.99%

	Fiscal Year
	2011	2010	2009
For determining net periodic pension cost for year:
Discount rate	5.99%	5.84%	6.75%
Expected return on assets	7.50%	7.50%	8.00%

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

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

The allocations of Plan’s assets by category are as follows:

	2012 Target	Fiscal Year
	Allocation	2011	2010
Equity securities	50%	50%	52%
Fixed income securities	50	49	47
Other - primarily cash	-	1	1
Total	100%	100%	100%

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

The following Plan assets are measured at fair value on a recurring basis (in thousands):

	January 28, 2012
		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Mutual funds:
Equity securities	$16,784	$16,784	$-	$-
Fixed income securities	16,365	16,365	-	-
Other - primarily cash	214	214	-	-
Total	$33,363	$33,363	$-	$-

The components of net periodic benefit cost for the Plan were as follows (in thousands):

	Fiscal Year
	2011	2010	2009
Net periodic pension cost for the fiscal year:
Interest cost	$2,063	$2,116	$2,322
Expected return on plan assets	(2,437)	(2,224)	(2,005)
Net loss amortization	158	427	520
Net pension (income) cost	(216)	319	837
Loss due to settlement	434	-	-
Total pension cost	$218	$319	$837

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Other changes in Plan assets and benefit obligations recognized in other comprehensive loss are as follows (in thousands):

	Fiscal Year
	2011	2010
Amortization of net loss	$(158)	$(427)
Settlement	(434)	-
Net loss (gain)	3,474	(4,331)
Net change recognized in other comprehensive loss, pre-tax	$2,882	$(4,758)

The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $0.4 million.

The Company’s funding policy is to make contributions to maintain the minimum funding requirements for its pension obligation in accordance with the Employee Retirement Income Security Act.  The Company may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover short-term liquidity needs of the Plan in order to maintain current invested positions.  The Company expects to contribute approximately $0.1 million during 2012.

The following benefit payments are expected to be paid (in thousands):

Fiscal Year	Payments
2012	$2,649
2013	2,981
2014	2,829
2015	2,697
2016	3,282
Fiscal years 2017 - 2021	15,090

The accumulated benefit obligation for the Plan was $37.9 million and $35.3 million at January 28, 2012 and January 29, 2011, respectively.

NOTE 11 - OPERATING LEASES

The Company leases stores, its corporate headquarters, one distribution center and equipment under operating leases.  Such leases generally contain renewal options and require that the Company pay for utilities, taxes and maintenance expense.  A number of store leases provide for escalating minimum rent.  Rent expense for operating leases for 2011, 2010 and 2009 was $72.9 million, $72.5 million and $71.1 million, respectively, and includes minimum rentals of $69.2 million, $68.9 million and $68.5 million in 2011, 2010 and 2009, respectively.  Rent expense also includes contingent rentals of $3.7 million, $3.6 million and $2.6 million in 2011, 2010 and 2009, respectively, and sublease rental income of $0.01 million, $0.01 million and $0.01 million in 2011, 2010 and 2009, respectively.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Minimum rental commitments on long-term, non-cancelable operating leases at January 28, 2012, net of sub-lease rental income, are as follows (in thousands):

Fiscal Year	Commitments
2012	$79,887
2013	72,511
2014	62,471
2015	54,972
2016	45,075
Thereafter	99,635
Total	$414,551

NOTE 12 - INCOME TAXES

All Company operations are domestic.  Income tax expense consisted of the following (in thousands):

	Fiscal Year
	2011	2010	2009
Federal income tax expense:
Current	$8,108	$14,646	$13,145
Deferred	6,101	4,744	1,144
	14,209	19,390	14,289
State income tax expense:
Current	1,673	1,741	2,593
Deferred	433	121	224
	2,106	1,862	2,817
	$16,315	$21,252	$17,106

Reconciliation between the federal income tax expense charged to income before income tax computed at statutory tax rates and the actual income tax expense recorded follows (in thousands):

	Fiscal Year
	2011	2010	2009
Federal income tax expense
at the statutory rate	$16,546	$20,612	$16,039
State income taxes, net	1,411	1,354	1,910
Job credits and other, net	(1,642)	(714)	(843)
	$16,315	$21,252	$17,106

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Deferred tax assets (liabilities) consist of the following (in thousands):

	January 28, 2012	January 29, 2011
Gross deferred tax assets:
Net operating loss carryforwards	$1,195	$1,857
Accrued expenses	2,633	4,029
Lease obligations	25,503	27,115
Deferred compensation	16,694	14,896
Deferred income	1,648	2,071
Other	820	903
	48,493	50,871
Gross deferred tax liabilities:
Inventory	(6,255)	(6,262)
Depreciation and amortization	(61,698)	(58,558)
	(67,953)	(64,820)

Valuation allowance	(654)	(831)
Net deferred tax liabilities	$(20,114)	$(14,780)

ASC No. 740, Income Taxes, requires recognition of future tax benefits of deferred tax assets to the extent such realization is more likely than not.  Net non-current deferred tax liabilities were $17.8 million and $14.4 million and net current deferred tax liabilities were $2.3 million and $0.4 million at January 28, 2012 and January 29, 2011, respectively. Consistent with the requirements of ASC No. 740, the tax benefits recognized related to pre-reorganization deferred tax assets have been recorded as a direct addition to additional paid-in capital.  The remaining valuation allowance of $0.7 million and $0.8 million at January 28, 2012 and January 29, 2011, respectively, was established for pre-reorganization state net operating losses, which may expire prior to utilization.  Adjustments are made to reduce the recorded valuation allowance when positive evidence exists that is sufficient to overcome the negative evidence associated with those losses.

The Company has net operating loss carryforwards for state income tax purposes of approximately $19.2 million which, if not utilized, will expire in varying amounts between 2013 and 2021. The Company has net operating loss carryforwards for federal income tax purposes of approximately $1.0 million, which, if not utilized, will expire in varying amounts between 2023 and 2026.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  The Company is subject to U.S. federal income tax examinations by tax authorities for the fiscal year ended January 31, 2009 and forward.  Although the outcome of tax audits is uncertain, the Company has concluded that there were no significant uncertain tax positions, as defined by ASC No. 740-10, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, requiring recognition in its financial statements.  However, the Company may, from time to time, be assessed interest and/or penalties.  In the event the Company receives an assessment for interest and/or penalties, it will be classified in the financial statements as income tax expense.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 14 - QUARTERLY FINANCIAL INFORMATION (unaudited)

The following table shows quarterly information (in thousands, except per share amounts):

	Fiscal Year 2011
	Q1	Q2	Q3	Q4
Net sales	$346,483	$352,832	$333,508	$479,096
Gross profit	$85,220	$103,857	$71,163	$150,360
Net (loss) income	$(461)	$10,013	$(11,306)	$32,714

Basic (loss) earnings per common share	$(0.01)	$0.29	$(0.36)	$1.06
Diluted (loss) earnings per common share	$(0.01)	$0.29	$(0.36)	$1.05

Basic weighted average shares	36,279	34,236	31,139	30,432
Diluted weighted average shares	36,279	34,635	31,139	30,603

	Fiscal Year 2010
	Q1	Q2	Q3	Q4
Net sales	$340,042	$345,019	$331,850	$453,679
Gross profit	$89,895	$104,150	$76,590	$146,189
Net income (loss)	$2,198	$10,327	$(6,865)	$31,980

Basic earnings (loss) per common share	$0.06	$0.27	$(0.18)	$0.87
Diluted earnings (loss) per common share	$0.06	$0.27	$(0.18)	$0.86

Basic weighted average shares	38,273	38,359	37,362	36,629
Diluted weighted average shares	38,773	38,587	37,362	37,083