Form 10-Q
period 2012-04-28
STAGE STORES INC
filed 2012-06-07
CIK 6885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2012

or

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

(800) 579-2302
(Registrant’s telephone number, including area code)

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

As of May 31, 2012, there were 30,915,757 shares of the registrant’s common stock outstanding.

References to a particular year are to Stage Stores, Inc.’s fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year. For example, a reference to “2011” is a reference to the fiscal year ended January 28, 2012 and a reference to “2012” is a reference to the fiscal year ending February 2, 2013.  2011 was a 52-week year and 2012 is a 53-week year.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Stage Stores, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(Unaudited)

	April 28, 2012	January 28, 2012

ASSETS
Cash and cash equivalents	$21,765	$18,621
Merchandise inventories, net	398,087	347,944
Prepaid expenses and other current assets	21,099	33,434
Total current assets	440,951	399,999

Property, equipment and leasehold improvements, net	298,617	300,717
Intangible asset	14,910	14,910
Other non-current assets, net	20,776	19,713
Total assets	$775,254	$735,339

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$146,210	$106,022
Current portion of debt obligations	12,068	13,782
Accrued expenses and other current liabilities	67,912	66,495
Total current liabilities	226,190	186,299

Long-term debt obligations	38,012	35,721
Other long-term liabilities	98,682	100,613
Total liabilities	362,884	322,633

Commitments and contingencies

Common stock, par value $0.01, 100,000 shares authorized,
30,725 and 30,444 shares issued, respectively	307	304
Additional paid-in capital	352,188	349,366
Less treasury stock - at cost, 4 and 0 shares, respectively	(916)	(835)
Accumulated other comprehensive loss	(4,684)	(4,748)
Retained earnings	65,475	68,619
Total stockholders’ equity	412,370	412,706
Total liabilities and stockholders’ equity	$775,254	$735,339

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011

Net sales	$365,694	$346,483
Cost of sales and related buying, occupancy
and distribution expenses	271,855	261,263
Gross profit	93,839	85,220

Selling, general and administrative expenses	92,740	83,602
Store opening costs	945	2,734
Interest expense, net of income of $0 and $22, respectively	831	906
Loss before income tax	(677)	(2,022)

Income tax benefit	(259)	(1,561)
Net loss	$(418)	$(461)

Other comprehensive income:
Amortization of employee benefit related costs
net of tax of $0.04 and $0.01 million, respectively	64	24
Total other comprehensive income	64	24
Comprehensive loss	$(354)	$(437)

Basic and diluted loss per share data:

Basic loss per share	$(0.01)	$(0.01)
Basic weighted average shares outstanding	30,536	36,279

Diluted loss per share	$(0.01)	$(0.01)
Diluted weighted average shares outstanding	30,536	36,279

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
Cash flows from operating activities:
Net loss	$(418)	$(461)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,036	15,425
Loss on retirements of property and equipment	-	136
Deferred income taxes	(20)	(11)
Tax (deficiency) benefits from stock-based compensation	(482)	301
Stock-based compensation expense	1,325	1,782
Amortization of debt issuance costs	95	75
Excess tax benefits from stock-based compensation	(126)	(667)
Deferred compensation obligation	20	67
Amortization of employee benefit related costs	103	39
Construction allowances from landlords	596	1,925
Changes in operating assets and liabilities:
Increase in merchandise inventories	(50,143)	(56,930)
Decrease in other assets	11,145	5,856
Increase in accounts payable and other liabilities	35,935	38,293
Total adjustments	13,484	6,291
Net cash provided by operating activities	13,066	5,830

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(9,780)	(11,858)
Proceeds from retirements of property and equipment	-	93
Net cash used in investing activities	(9,780)	(11,765)

Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	82,600	-
Payments of revolving credit facility borrowings	(78,525)	-
Payments of long-term debt obligations	(3,498)	(3,299)
Repurchases of common stock	(478)	(17,148)
Proceeds from exercise of stock awards	2,359	5,416
Excess tax benefits from stock-based compensation	126	667
Cash dividends paid	(2,726)	(2,754)
Net cash used in financing activities	(142)	(17,118)
Net increase (decrease) in cash and cash equivalents	3,144	(23,053)

Cash and cash equivalents:
Beginning of period	18,621	89,349
End of period	$21,765	$66,296

Supplemental disclosures:
Interest paid	$743	$850
Income taxes paid	5,250	10,148
Unpaid liabilities for capital expenditures	7,011	6,005

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
For the Thirteen Weeks Ended April 28, 2012
(in thousands, except per share data)
(Unaudited)

						Accumulated
	Common		Additional	Treasury		Other
	Stock		Paid-in	Stock		Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total

Balance, January 28, 2012	30,444	$304	$349,366	-	$(835)	$(4,748)	$68,619	$412,706

Net loss	-	-	-	-	-	-	(418)	(418)
Amortization of employee benefit
related costs, net of tax of $0.04 million	-	-	-	-	-	64	-	64
Dividends on common stock,
$0.09 per share	-	-	-	-	-	-	(2,726)	(2,726)
Deferred compensation	-	-	20	-	(20)	-	-	-
Repurchases of common stock	-	-	-	4	(61)	-	-	(61)
Issuance of equity awards, net	281	3	2,356	-	-	-	-	2,359
Tax withholdings paid for net
settlement of stock awards	-	-	(397)	-	-	-	-	(397)
Stock-based compensation expense	-	-	1,325	-	-	-	-	1,325
Tax deficiency from stock-based
compensation	-	-	(482)	-	-	-	-	(482)

Balance, April 28, 2012	30,725	$307	$352,188	4	$(916)	$(4,684)	$65,475	$412,370

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.           Basis of Presentation

The accompanying Condensed Consolidated Financial Statements (Unaudited) of Stage Stores, Inc. and subsidiaries (“Stage Stores” or the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) for complete financial statements. Those adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The Condensed Consolidated Financial Statements (Unaudited) should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto filed with Stage Stores’ Annual Report on Form 10-K for the year ended January 28, 2012. References to a particular year are to Stage Stores’ fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year. For example, a reference to “2011” is a reference to the fiscal year ended January 28, 2012 and a reference to “2012” is a reference to the fiscal year ending February 2, 2013. References to “current year first quarter” pertain to the thirteen weeks ended April 28, 2012, and references to “prior year first quarter” pertain to the thirteen weeks ended April 30, 2011.

Stage Stores is a Houston, Texas-based retailer, which operates both department stores and off-price stores. Its department stores, which operate under the Bealls, Goody’s, Palais Royal, Peebles and Stage nameplates, offer moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family. Its off-price stores, which are called Steele’s, offer brand name family apparel, accessories, footwear and home décor at significant savings to department store prices. The Company also has an eCommerce website. As of April 28, 2012, the Company operated 827 stores located in 40 states under the six nameplates of Bealls, Goody’s, Palais Royal, Peebles, Stage and Steele’s.

Recent Accounting Standards. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies existing fair value measurement and disclosure requirements, amends certain fair value measurement principles and requires additional disclosures about fair value measurements. For public companies, the amendments in ASU 2011-04 were effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which eliminates the current option to present components of other comprehensive income as part of the statements of changes in stockholders’ equity and requires entities to present comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not change the components of other comprehensive income. For public companies, the new disclosure requirements were effective for fiscal years and interim periods beginning after December 15, 2011.  The Company adopted ASU 2011-05 on January 29, 2012 and has presented comprehensive income in a single continuous statement.

In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which deferred the requirements under ASU 2011-05 to present items that are reclassified from other comprehensive income to net income separately with their respective components of net income and other comprehensive income.  The FASB has deferred these requirements indefinitely.

2.           Stock-Based Compensation

As approved by the Company’s shareholders, the Company established the Amended and Restated 2001 Equity Incentive Plan (the “2001 Equity Incentive Plan”) and the Second Amended and Restated 2008 Equity Incentive Plan (the “2008 Equity Incentive Plan” and collectively with the 2001 Equity Incentive Plan, the “Equity Incentive Plans”) to reward, retain and attract key personnel. The Equity Incentive Plans provide for grants of nonqualified or incentive stock options, stock appreciation rights (“SARs”), performance shares or units, stock units and stock grants. To fund the 2001 and 2008 Equity Incentive Plans, 12,375,000 and 4,550,000 shares of the Company’s common stock were reserved for issuance upon exercise of awards, respectively.

The following table summarizes stock-based compensation expense by type of grant for the thirteen weeks ended April 28, 2012 and April 30, 2011 (in thousands):

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
Stock options and SARs	$867	$1,026
Non-vested stock	628	409
Performance shares	(170)	347
Total compensation expense	1,325	1,782
Related tax benefit	(498)	(668)
	$827	$1,114

As of April 28, 2012, the Company had unrecognized compensation cost of $18.7 million related to stock-based compensation awards granted. That cost is expected to be recognized over a weighted average period of 2.8 years.

Stock Options and SARs

The Company historically granted shares of stock options and SARs to its employees and members of management.  The right to exercise stock options and SARs generally vests over four years from the date of grant, with 25% vesting at the end of each of the first four years following the date of grant.  Stock options and SARs are settled by issuance of common stock.  Stock options issued prior to January 29, 2005 will generally expire, if not exercised, within ten years from the date of the grant, while stock options and SARs granted after that date generally expire, if not exercised, within seven years from the date of grant.  The weighted average grant date fair value for SARs granted during the thirteen weeks ended April 30, 2011 was $8.69.  No SARs were granted during the thirteen weeks ended April 28, 2012.

The following table provides the significant weighted average assumptions used in determining the estimated fair value, at the date of grant under the Black-Scholes option-pricing model, of SARs granted during the thirteen weeks ended April 30, 2011:

Thirteen Weeks Ended
April 30, 2011

Expected volatility	63.7%
Weighted average volatility	63.7%
Risk-free rate	1.9%
Expected life (in years)	4.3
Expected dividend yield	1.6%

The expected volatility was based on historical volatility for a period equal to the award’s expected life. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) was estimated using the historical exercise behavior of employees. The expected dividend yield was based on the current dividend payout activity and the market price of the Company’s stock.

The following table summarizes information about stock options and SARs outstanding under the Equity Incentive Plans as of April 28, 2012 and changes during the thirteen weeks ended April 28, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 28, 2012	4,004,257	$16.10
Exercised	(210,907)	11.18
Forfeited	(378,781)	14.90
Outstanding at April 28, 2012	3,414,569	$16.54	3.0	$4,245

Vested or expected to vest at April 28, 2012	3,238,476	$16.57	2.8	$4,106

Exercisable at April 28, 2012	2,534,105	$16.74	2.2	$3,104

The following table summarizes information about non-vested stock option awards and SARs outstanding as of April 28, 2012 and changes during the thirteen weeks ended April 28, 2012:

Stock Options/SARs	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at January 28, 2012	1,794,350	$6.72
Vested	(619,011)	6.24
Forfeited	(294,875)	6.12
Non-vested at April 28, 2012	880,464	$7.26

The aggregate intrinsic value of stock options and SARs, defined as the amount by which the market price of the underlying stock on the date of exercise exceeds the exercise price of the award, exercised during the thirteen weeks ended April 28, 2012 and April 30, 2011 was $1.0 million and $2.7 million, respectively.

Non-vested Stock

The Company grants shares of non-vested stock to its employees, members of management and independent directors.  The non-vested stock converts one for one to common stock at the end of the vesting period at no cost to the recipient to whom it is awarded.  The vesting period of the non-vested stock ranges from one to four years from the date of grant.

The following table summarizes information about non-vested stock granted by the Company as of April 28, 2012 and changes during the thirteen weeks ended April 28, 2012:

Non-vested Stock	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 28, 2012	376,965	$16.68
Granted	357,325	15.74
Vested	(54,538)	19.09
Forfeited	(60,333)	19.09
Outstanding at April 28, 2012	619,419	$15.69

The aggregate intrinsic value of non-vested stock that vested during the current year was $0.9 million. The payment of the employees’ tax liability for a portion of the vested shares was satisfied by withholding shares with a fair value equal to the tax liability.  As a result, the actual number of shares issued was 40,108.

Performance Shares

The Company grants performance shares to members of senior management, at no cost to the recipient, as a means of rewarding them for the Company’s long-term performance based on shareholder return performance measures.  The actual number of shares that could be issued ranges from zero to a maximum of two times the number of granted shares outstanding as reflected in the table below. The actual number of shares issued is determined by the Company’s shareholder return performance relative to a specific group of companies over a three-year performance cycle.  Compensation expense, which is recorded ratably over the vesting period, is based on the fair value at grant date and the anticipated number of shares of the Company’s common stock, which is determined on a Monte Carlo probability model.  Grant recipients do not have any shareholder rights until the granted shares have been issued.

The following table summarizes information about the performance shares that remain outstanding as of April 28, 2012:

	Target Shares	Target Shares	Target Shares	Target Shares	Weighted Average
	Outstanding	Granted	Forfeited	Outstanding	Grant Date
Period	at	During	During	at	Fair Value
Granted	January 28, 2012	Current Year	Current Year	April 28, 2012	Per Share
2010	107,000	-	(25,000)	82,000	$19.75
2011	64,225	-	(22,500)	41,725	25.00
2012	-	198,933	-	198,933	18.20
Total	171,225	198,933	(47,500)	322,658

During the current year, 40,314 shares, with an aggregate intrinsic value of $0.7 million, vested related to the 2009 performance share grant.  The payment of the recipients’ tax liability of approximately $0.2 million was satisfied by withholding shares with a fair value equal to the tax liability.  As a result, the actual number of shares issued was 29,650.

3.           Debt Obligations

Debt obligations as of April 28, 2012 and January 28, 2012 consist of the following (in thousands):

	April 28, 2012	January 28, 2012
Revolving Credit Facility	$28,575	$24,500
Equipment financing	14,662	17,996
Finance lease obligations	6,843	7,007
Total debt obligations	50,080	49,503
Less: Current portion of debt obligations	12,068	13,782
Long-term debt obligations	$38,012	$35,721

The Company has a $250.0 million senior secured revolving credit facility that matures on June 30, 2016 (the “Amended and Restated Credit Agreement” or “Revolving Credit Facility”). The Revolving Credit Facility includes an uncommitted accordion feature to increase the size of the facility to $350.0 million. Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. The daily interest rates under the Revolving Credit Facility are determined by a prime rate, or Eurodollar rate plus an applicable margin, as set forth in the Revolving Credit Facility agreement. Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility. The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements. For the thirteen weeks ended April 28, 2012, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 2.0% and $20.2 million, respectively.

The Company also issues letters of credit under the Revolving Credit Facility to support certain merchandise purchases and to collateralize retained risks and deductibles under various insurance programs. At April 28, 2012, the Company had outstanding letters of credit totaling approximately $3.5 million. These letters of credit expire within twelve months of issuance. Excess borrowing availability under the Revolving Credit Facility at April 28, 2012, net of letters of credit outstanding, was $217.9 million.

The Revolving Credit Facility contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions. The Revolving Credit Facility also contains a fixed charge coverage ratio covenant in the event excess availability is below a defined threshold or an event of default has occurred. At April 28, 2012, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility and expects to remain in compliance during fiscal year 2012.

On May 21, 2012, the Company repaid the outstanding balance of its equipment financing notes.  The Company paid approximately $14.0 million, which included $0.1 million in prepayment penalty fees.

4.           Earnings per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the measurement period.  Diluted earnings per share is computed using the weighted average number of common shares as well as all potentially dilutive common share equivalents outstanding during the measurement period.  For the thirteen weeks ended April 28, 2012 and April 30, 2011, 216,366 and 535,331 shares, respectively, attributable to stock options, SARs and non-vested stock grants would have been considered dilutive securities but were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive due to the net loss for the reported periods.

Under Accounting Standards Codification (“ASC”) 260-10, Earnings Per Share, non-vested stock grants that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the calculation of basic and diluted earnings per share pursuant to the two-class method.  The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings.  Earnings per share has been calculated under the two-class method for the thirteen weeks ended April 28, 2012 and April 30, 2011.

The following tables show the computation of basic and diluted earnings per share for the thirteen weeks ended April 28, 2012 and April 30, 2011 (in thousands, except per share amounts):

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
Basic EPS:
Net loss	$(418)	$(461)
Less: Allocation of earnings to participating securities	-	-
Net loss allocated to common shares	(418)	(461)

Basic weighted average shares outstanding	30,536	36,279
Basic EPS	$(0.01)	$(0.01)

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
Diluted EPS:
Net loss	$(418)	$(461)
Less: Allocation of earnings to participating securities	-	-
Net loss allocated to common shares	(418)	(461)

Basic weighted average shares outstanding	30,536	36,279
Add: Dilutive effect of stock awards	-	-
Diluted weighted average shares outstanding	30,536	36,279
Diluted EPS	$(0.01)	$(0.01)

The following table illustrates the number of stock options and SARs that were outstanding, but not included in the computation of diluted earnings per share because the exercise price of the stock options and SARs was greater than the average market price of the Company’s common shares (in thousands):

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
Number of anti-dilutive stock options and SARs outstanding	2,649	1,788

5.           Stockholders’ Equity

The Company currently pays a quarterly cash dividend of $0.09 per share on its common stock. On May 24, 2012, the Company’s Board of Directors (the “Board”) declared a quarterly cash dividend of $0.09 per share of common stock, payable on June 20, 2012 to shareholders of record at the close of business on June 5, 2012.

In March 2011, the Company announced that the Board approved a Stock Repurchase Program which authorizes the Company to repurchase up to $200.0 million of its outstanding common stock (the “2011 Stock Repurchase Program”) from time to time, either on the open market or through privately negotiated transactions.  The 2011 Stock Repurchase Program will be financed by the Company’s existing cash, cash flow and other liquidity sources, as appropriate.   During the current year first quarter, the Company repurchased 4,400 shares for $61.6 thousand using funds available to the Company under the 2011 Stock Repurchase Program.

6.           Retirement Plan

The Company sponsors a frozen defined benefit plan. The components of pension cost (income) for each period are as follows (in thousands):

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
Interest cost	$473	$516
Expected return on plan assets	(563)	(609)
Net loss amortization	103	39
Net periodic pension cost (income)	$13	$(54)

    The Company’s funding policy is to make contributions to maintain the minimum funding requirements for its pension obligations in accordance with the Employee Retirement Income Security Act. The Company may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover the short-term liquidity needs of the plan in order to maintain current invested positions.  No contributions were made by the Company in the current year first quarter.

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

Level 1 –	Quoted prices in active markets for identical assets or liabilities.

Level 2 –
Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 –
Inputs that are both unobservable and significant to the overall fair value measurement reflect the Company’s estimates of assumptions that market participants would use in pricing the asset or liability.

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets (Unaudited) as of April 28, 2012 and January 28, 2012, subject to ASC No. 820, Fair Value Measurements, (in thousands):

	April 28, 2012
		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (1)(2)	$18,269	$18,269	$-	$-

Accrued expenses and other current liabilities:
Deferred non-employee director equity compensation plan liability (2)	$171	$171	$-	$-

	January 28, 2012
		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (1)(2)	$17,087	$17,087	$-	$-

Accrued expenses and other current liabilities:
Deferred non-employee director equity compensation plan liability (2)	$169	$169	$-	$-

(1)	The Company has recorded in other long-term liabilities amounts related to these assets for the amount due to participants corresponding in value to the securities held in the grantor trust.

(2)
Using the market approach, the fair values of these items represent quoted market prices multiplied by the quantities held. Net gains and losses related to the changes in fair value in the assets and liabilities under the various deferred compensation plans are recorded in selling, general and administrative expenses and were nil for the thirteen weeks ended April 28, 2012 and for the fiscal year ended January 28, 2012.

Financial instruments not measured at fair value are cash and cash equivalents, payables and debt obligations.  At April 28, 2012, the Company believes that the carrying amount of debt obligations approximates fair value based on recent financing transactions for similar debt issuances. The Company also believes that the Revolving Credit Facility approximates fair value since interest rates are adjusted to reflect current rates.

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

Forward-looking statements are based on various assumptions and factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the ability of the Company and its subsidiaries to maintain normal trade terms with vendors, the ability of the Company and its subsidiaries to comply with the various covenant requirements contained in the Company’s Revolving Credit Facility, the demand for apparel, and other factors. The demand for apparel and sales volume can be affected by significant changes in economic conditions, including an economic downturn, employment levels in the Company’s markets, consumer confidence, energy and gasoline prices and other factors influencing discretionary consumer spending. Other factors affecting the demand for apparel and sales volume include unusual weather patterns, an increase in the level of competition in the Company’s market areas, competitors’ marketing strategies, changes in fashion trends, changes in the average cost of merchandise purchased for resale, availability of product on normal payment terms and the failure to achieve the expected results of the Company’s merchandising and marketing plans as well as its store opening plans. The occurrence of any of these factors could have a material and adverse impact on the Company’s business, financial condition, operating results, or liquidity. Most of these factors are difficult to predict accurately and are generally beyond the Company’s control.

Readers should consider the risks and uncertainties described in the Company’s Annual Report on Form 10-K for the year ended January 28, 2012 (“Form 10-K”). Readers should carefully review the Form 10-K in its entirety including, but not limited to, the Company’s financial statements and the notes thereto and the risks and uncertainties described in Item 1A - “Risk Factors” of the Form 10-K. Forward-looking statements contained in this Form 10-Q are as of the date of this Form 10-Q. The Company does not undertake to update its forward-looking statements.

General

Stage Stores is a Houston, Texas-based retailer, which operates both department stores and off-price stores.  Its department stores, which operate under the Bealls, Goody’s, Palais Royal, Peebles and Stage nameplates, offer moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family.  Its off-price stores, which are called Steele’s, offer brand name family apparel, accessories, footwear and home décor at significant savings to department store prices.  The Company also has an eCommerce website.

The Company’s principal focus is on consumers in small and mid-sized markets which the Company believes are under-served and less competitive.  The Company differentiates itself from the competition in the small and mid-sized communities by offering consumers access to basic as well as fashionable brand name merchandise not typically carried by other retailers in the same market area.  In those markets where it operates a department store and an off-price store, the Company targets a different customer for each store and, therefore, believes that customer overlap between the two formats is minimal.  In the larger metropolitan markets in which it operates, the Company differentiates itself by offering consumers a high level of customer service in smaller-sized stores in convenient locations as compared to the larger department stores with which it competes.  As of April 28, 2012, the Company operated 827 stores located in 40 states under the six nameplates of Bealls, Goody’s, Palais Royal, Peebles, Stage and Steele’s.

The Company made progress on a number of its strategic initiatives during the thirteen weeks ended April 28, 2012 (the “current year first quarter”).  During the current year first quarter, the Company opened 6 new department stores and 9 new off-price stores, bringing the total department store count to 815 and the total off-price store count to 12.  In addition, 7 new Estee Lauder and 7 new Clinique counters were added.  Further, total eCommerce sales were over $2.0 million for the current year first quarter, which kept the Company on track to meet its goal of $16.0 million in eCommerce sales for 2012.   The Company appointed Michael Glazer as President and Chief Executive Officer and took an additional step to strengthen its executive team by adding Steven Lawrence as Chief Merchandising Officer.

The financial information, discussion and analysis that follow should be read in conjunction with the Company’s Consolidated Financial Statements as included in the Form 10-K.

Results of Operations

The following table sets forth the results of operations as a percentage of sales for the periods indicated:

	Thirteen Weeks Ended (1)
	April 28, 2012		April 30, 2011

Net sales	100.0%		100.0%
Cost of sales and related buying, occupancy
and distribution expenses	74.3		75.4
Gross profit	25.7		24.6

Selling, general and administrative expenses	25.4		24.1
Store opening costs	0.3		0.8
Interest expense, net	0.2		0.3
Loss before income tax	(0.2)		(0.6)

Income tax benefit	(0.1)		(0.5)
Net loss	(0.1	) %	(0.1	) %

(1) Percentages may not foot due to rounding.

Thirteen Weeks Ended April 28, 2012 Compared to Thirteen Weeks Ended April 30, 2011

Sales for the thirteen weeks ended April 28, 2012 increased 5.5% to $365.7 million from $346.5 million for the thirteen weeks ended April 30, 2011 (the “prior year first quarter”).  The sales increase was primarily driven by the strength of the Company’s comparable and new store sales.  Comparable store sales, which are sales in stores that are open for at least 14 full months prior to the reporting period, increased 2.5% in the current year first quarter compared to a 0.2% increase in the prior year first quarter.  The 2.5% increase in comparable store sales for the current year first quarter reflects a 3.7% increase in average transaction value offset by a 1.2% decrease in transactions.  The increase in average transaction value resulted from a 5.2% increase in average unit retail offset by a 1.5% decrease in units per transaction.

On a market population basis, utilizing a ten-mile radius from each store, all market areas experienced an increase in comparable store sales in the current year first quarter.  The Company’s small market stores (populations less than 50,000) achieved a comparable store sales increase of 2.4%, while the Company’s mid-sized (populations of 50,000 to 150,000) and large markets (populations greater than 150,000) achieved comparable store sales increases of 4.0% and 1.9%, respectively.

Geographically, the South Central, Mid Atlantic, Midwest, Southwest and Northeast regions experienced comparable store sales increases during the current year first quarter.

On a merchandise category basis, the Company experienced comparable store sales increases in a number of key merchandise categories (i.e., those categories comprising greater than 5% of sales). Cosmetics, misses sportswear, junior sportswear, footwear, men’s, young men’s and children’s all had comparable store sales gains during the current year first quarter.  The Company continues to focus on growing its cosmetics line of business through the installation of Estee Lauder and Clinique counters, as 7 new Estee Lauder and 7 new Clinique counters were opened during the current year first quarter.

The following is a summary of the changes in the components of the cost of sales rate between the current year first quarter and the prior year first quarter, expressed as a percent of sales:

	Decrease
Merchandise cost of sales rate	(0.6	) %
Buying, occupancy and distribution expenses rate	(0.5)
Cost of sales rate	(1.1	) %

Gross profit for the current year first quarter was $93.8 million, an increase of 10.1% from $85.2 million in the prior year first quarter.  Gross profit, as a percent of sales, increased to 25.7% in the current year first quarter from 24.6% in the prior year first quarter.  The decrease in the merchandise cost of sales rate is reflective of the less promotional activity undertaken by the Company in the current year first quarter compared to the prior year first quarter, combined with the benefits of the markdown optimization tool, which is now in its first full year.  The decrease in buying, occupancy and distribution expenses rate was mainly due to leveraging from higher sales in the current year first quarter.

Selling, general and administrative (“SG&A”) expenses in the current year first quarter increased $9.1 million to $92.7 million from $83.6 million in the prior year first quarter.   As a percent of sales, SG&A expenses increased to 25.4% in the current year first quarter from 24.1% in the prior year first quarter.   The increase in SG&A expenses reflects one-time charges of approximately $3.0 million incurred with the resignation of the Company’s former Chief Executive Officer in the current year first quarter, as well as incremental costs to operate 29 net additional stores and higher expenses related to the eCommerce initiative.

Store opening costs of $0.9 million in the current year first quarter include costs related to the opening of 15 new stores (6 department stores and 9 off-price stores) and the relocation of 2 stores.  During the prior year first quarter, the Company incurred $2.7 million in store opening costs related to the opening of 16 new stores, the relocation of one store and the rebranding of 98 stores.  Store opening costs are expensed as incurred and include costs of stores opening in future quarters.

Net interest expense was $0.8 million in the current year first quarter compared to $0.9 million in the prior year first quarter.  Interest expense is primarily comprised of interest on borrowings under the Revolving Credit Facility (see “Liquidity and Capital Resources”), related letters of credit and commitment fees, amortization of debt issuance costs, interest on finance lease obligations and equipment financing notes.  The decrease in interest expense in the current year first quarter is primarily due to the lower outstanding balance on the Company’s equipment financing notes, partially offset by higher borrowings under the Revolving Credit Facility in the current year first quarter.

The Company’s effective tax rate for the current year first quarter was 38.3%, resulting in an estimated tax benefit of $0.3 million.  This compares to an income tax benefit of $1.6 million in the prior year first quarter, of which $0.8 million was related to domestic production activities and employment tax credits.   The Company’s effective tax rate, excluding these discreet benefit items, was 37.5% for the prior year first quarter.

As a result of the foregoing, the Company had a net loss of $0.4 million for the current year first quarter as compared to a net loss of $0.5 million for the prior year first quarter.

Seasonality and Inflation

Historically, the Company’s business is seasonal and sales are traditionally lower during the first three quarters of the fiscal year (February through October) and higher during the last quarter of the fiscal year (November through January). The fourth quarter usually accounts for slightly more than 30% of the Company’s annual sales, with the other quarters accounting for approximately 22% to 24% each.  Working capital requirements fluctuate during the year and generally reach their highest levels during the third and fourth quarters.  During fiscal 2011, the Company experienced increases in its merchandise costs, particularly in those classifications that are heavily cotton-based, as well as higher freight costs.  The Company anticipates that pressures on product costs will be reduced in the second half of 2012.  The Company does not expect inflation will have a material impact on its operations.  However, there can be no assurance that the Company’s business will not be affected by inflation in the future.

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

Key components of the Company’s cash flows for the current year and the prior year are summarized below (in thousands):

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
Net cash provided by (used in):
Operating activities	$13,066	$5,830
Investing activities	(9,780)	(11,765)
Financing activities	(142)	(17,118)

Operating Activities

During the current year first quarter, the Company generated $13.1 million in cash from operating activities. Net loss, adjusted for non-cash expenses, provided cash of approximately $15.6 million. Changes in operating assets and liabilities used net cash of approximately $3.1 million, which included a $50.1 million increase in merchandise inventories primarily due to the seasonal build of inventories, partially offset by a decrease in other assets of $11.1 million and an increase in accounts payable and other liabilities of $35.9 million. Additionally, cash flows from operating activities included construction allowances from landlords of $0.6 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

During the prior year first quarter, the Company generated $5.8 million in cash from operating activities. Net loss, adjusted for non-cash expenses, provided cash of approximately $16.7 million.  Changes in operating assets and liabilities used net cash of approximately $12.8 million, which included a $56.9 million increase in merchandise inventories due to the seasonal build in inventories, partially offset by a decrease in other assets of $5.8 million and an increase in accounts payable and other liabilities of $38.3 million. Additionally, cash flows from operating activities included construction allowances from landlords of $1.9 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

Investing Activities

Capital expenditures were $9.8 million in the current year first quarter as compared to $11.9 million in the prior year first quarter. For the current year, the Company opened 6 new department stores, 9 new off-price stores and relocated 2 stores, as compared to 16 new department stores, 98 rebranded stores and 1 relocated store in the prior year first quarter. As noted above, the Company received construction allowances from landlords of $0.6 million in the current year first quarter to fund a portion of the capital expenditures related to store leasehold improvements in new and relocated stores, while $1.9 million was received from landlords in the prior year first quarter. These funds have been recorded as a deferred rent credit in the balance sheet and will be recorded as an offset to rent expense over the lease term commencing with the date the allowances were earned.

Management currently estimates that capital expenditures in 2012, net of construction allowances to be received from landlords, will be approximately $45.0 million. The expenditures will principally be for the opening of new stores, store expansions, relocations, rebranding and remodels.

Financing Activities

The Company has a $250.0 million senior secured revolving credit facility that matures on June 30, 2016 (the “Amended and Restated Credit Agreement” or “Revolving Credit Facility”).  The Revolving Credit Facility includes an uncommitted accordion feature to increase the size of the facility to $350.0 million. Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. The daily interest rates under the Revolving Credit Facility are determined by a prime rate, or Eurodollar rate plus an applicable margin, as set forth in the Revolving Credit Facility agreement. Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility. The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements. For the thirteen weeks ended April 28, 2012, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 2.0% and $20.2 million, respectively.

The Company also issues letters of credit under the Revolving Credit Facility to support certain merchandise purchases and to collateralize retained risks and deductibles under various insurance programs. At April 28, 2012, the Company had outstanding letters of credit totaling approximately $3.5 million. These letters of credit expire within twelve months of issuance. Excess borrowing availability under the Revolving Credit Facility at April 28, 2012, net of letters of credit outstanding, was $217.9 million.

The Revolving Credit Facility contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions. The Revolving Credit Facility also contains a fixed charge coverage ratio covenant in the event excess availability is below a defined threshold or an event of default has occurred. At April 28, 2012, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility and expects to remain in compliance during fiscal year 2012.

On May 21, 2012, the Company repaid the outstanding balance of its equipment financing notes.  The Company paid approximately $14.0 million, which included $0.1 million in prepayment penalty fees.

The Company currently pays a quarterly cash dividend of $0.09 per share on its common stock. On May 24, 2012, the Company’s Board of Directors (the “Board”) declared a quarterly cash dividend of $0.09 per share of common stock, payable on June 20, 2012 to shareholders of record at the close of business on June 5, 2012.

In March 2011, the Company announced that the Board approved a Stock Repurchase Program which authorizes the Company to repurchase up to $200.0 million of its outstanding common stock (the “2011 Stock Repurchase Program”) from time to time, either on the open market or through privately negotiated transactions.  The 2011 Stock Repurchase Program will be financed by the Company’s existing cash, cash flow and other liquidity sources, as appropriate.   During the current year first quarter, the Company repurchased 4,400 shares for $61.6 thousand using funds available to the Company under the 2011 Stock Repurchase Program.

While there can be no assurances, management believes that there should be sufficient liquidity to cover both the Company’s short-term and long-term funding needs. The Company anticipates that it has adequate cash flows to cover its working capital needs, planned capital expenditures and debt service requirements for the remainder of 2012 and the foreseeable future.

Recent Accounting Standards

Disclosure concerning recent accounting standards is incorporated by reference to Note 1 of the Company’s Condensed Consolidated Financial Statements (Unaudited) contained in this Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management of the Company, with the participation of the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures and concluded that the Company’s disclosure controls and procedures were effective as of April 28, 2012.

Internal Control Over Financial Reporting

As defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act, the term “internal control over financial reporting” means a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material adverse effect on the financial statements.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There were no changes in the Company’s internal control over financial reporting during the quarter ended April 28, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the current year first quarter ended April 28, 2012, the Company did not have any material legal proceedings brought against it, its subsidiaries or their properties.

ITEM 1A.	RISK FACTORS

    There have not been any material changes from the risk factors as previously disclosed in the Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2011, the Company’s Board of Directors approved a Stock Repurchase Program which authorizes the Company to repurchase up to $200.0 million of its outstanding common stock (the “2011 Stock Repurchase Program”) from time to time, either on the open market or through privately negotiated transactions.  The 2011 Stock Repurchase Program will be financed by the Company’s existing cash, cash flow and other liquidity sources, as appropriate. During the current year first quarter, the Company repurchased 4,400 shares for $61.6 thousand using funds available to the Company under the 2011 Stock Repurchase Program.  A total of 6.1 million shares have been repurchased since March 2011 at a total cost of $100.1 million.

The table below sets forth information regarding the Company’s repurchases of its common stock during the current year first quarter:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

January 29, 2012 to February 25, 2012	-	$-	-	$100,000,008

February 26, 2012 to March 31, 2012	4,400	14.00	4,400	99,938,428

April 1, 2012 to April 28, 2012	-	-	-	99,938,428

Total	4,400	$14.00	4,400	$99,938,428

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following documents are the exhibits to this Form 10-Q. For convenient reference, each exhibit is listed according to the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description

10.1†*	Separation Agreement between Richard A. Maloney and Stage Stores, Inc. dated February 21, 2012.

24.1*	Power of Attorney: Executive Officer (Michael Glazer and Steven Lawrence – Section 16 Filers).

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101**
The following materials from Stage Stores Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2012, formatted in XBRL (eXtensible Business Reporting Language) are filed electronically herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

STAGE STORES, INC.

June 7, 2012	/s/ Michael Glazer
(Date)	Michael Glazer
President and Chief Executive Officer
(Principal Executive Officer)

June 7, 2012	/s/ Oded Shein
(Date)	Oded Shein
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)