Form 10-Q
period 2012-07-28
STAGE STORES INC
filed 2012-09-06
CIK 6885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 25, 2012, there were 31,460,168 shares of the registrant’s common stock outstanding.

PART I	FINANCIAL INFORMATION

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Stage Stores, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(Unaudited)

	July 28, 2012	January 28, 2012

ASSETS
Cash and cash equivalents	$22,627	$18,621
Merchandise inventories, net	396,545	347,944
Prepaid expenses and other current assets	27,425	33,434
Total current assets	446,597	399,999

Property, equipment and leasehold improvements, net	292,816	300,717
Intangible asset	14,910	14,910
Other non-current assets, net	20,954	19,713
Total assets	$775,277	$735,339

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$129,936	$106,022
Current portion of debt obligations	710	13,782
Accrued expenses and other current liabilities	72,318	66,495
Total current liabilities	202,964	186,299

Long-term debt obligations	46,696	35,721
Other long-term liabilities	97,170	100,613
Total liabilities	346,830	322,633

Commitments and contingencies

Common stock, par value $0.01, 100,000 shares authorized, 31,230 and 30,444 shares issued, respectively	312	304
Additional paid-in capital	359,400	349,366
Less treasury stock - at cost, 4 and 0 shares, respectively	(950)	(835)
Accumulated other comprehensive loss	(4,620)	(4,748)
Retained earnings	74,305	68,619
Total stockholders’ equity	428,447	412,706
Total liabilities and stockholders’ equity	$775,277	$735,339

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011

Net sales	$381,624	$352,832	$747,318	$699,315
Cost of sales and related buying, occupancy and distribution expenses	266,450	248,975	538,305	510,238
Gross profit	115,174	103,857	209,013	189,077

Selling, general and administrative expenses	94,747	86,075	187,487	169,677
Store opening costs	583	906	1,528	3,640
Interest expense, net of income of $0 and $2 for the thirteen weeks and $0 and $24 for the twenty-six weeks, respectively	951	885	1,782	1,791
Income before income tax	18,893	15,991	18,216	13,969

Income tax expense	7,231	5,978	6,972	4,417
Net income	$11,662	$10,013	$11,244	$9,552

Other comprehensive income:
Amortization of employee benefit related costs net of tax of $39 and $15, for the thirteen weeks and $79 and $30 for the twenty-six weeks, respectively	64	25	128	49
Total other comprehensive income	64	25	128	49
Comprehensive income	$11,726	$10,038	$11,372	$9,601

Basic and diluted earnings per share data:

Basic earning per share	$0.37	$0.29	$0.36	$0.27
Basic weighted average shares outstanding	31,010	34,236	30,773	35,258

Diluted earnings per share	$0.37	$0.29	$0.36	$0.27
Diluted weighted average shares outstanding	31,225	34,635	30,988	35,725

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011
Cash flows from operating activities:
Net income	$11,244	$9,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,262	30,853
Loss on retirements of property and equipment and impairment of long-lived assets	-	136
Deferred income taxes	449	79
Tax (deficiency) benefits from stock-based compensation	(893)	749
Stock-based compensation expense	3,436	4,079
Amortization of debt issuance costs	288	155
Excess tax benefits from stock-based compensation	(550)	(1,181)
Deferred compensation obligation	54	89
Amortization of employee benefit related costs	206	79
Construction allowances from landlords	1,377	2,102
Changes in operating assets and liabilities:
Increase in merchandise inventories	(48,601)	(32,124)
Decrease in other assets	4,414	420
Increase (decrease) in accounts payable and other liabilities	24,716	(1,402)
Total adjustments	15,158	4,034
Net cash provided by operating activities	26,402	13,586

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(22,621)	(22,103)
Proceeds from retirements of property and equipment	-	93
Net cash used in investing activities	(22,621)	(22,010)

Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	190,405	51,700
Payments of revolving credit facility borrowings	(174,175)	(23,700)
Payments of long-term debt obligations	(18,327)	(6,647)
Payments of debt issuance costs	-	(1,097)
Repurchases of common stock	(516)	(74,558)
Proceeds from exercise of stock awards	7,846	6,956
Excess tax benefits from stock-based compensation	550	1,181
Cash dividends paid	(5,558)	(5,408)
Net cash provided by (used in) financing activities	225	(51,573)
Net increase (decrease) in cash and cash equivalents	4,006	(59,997)

Cash and cash equivalents:
Beginning of period	18,621	89,349
End of period	$22,627	$29,352

Supplemental disclosures:
Interest paid	$1,520	$1,627
Income taxes paid	$7,240	$11,834
Unpaid liabilities for capital expenditures	$3,561	$6,514

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
For the Twenty-Six Weeks Ended July 28, 2012
(in thousands, except per share data)
(Unaudited)

						Accumulated
	Common		Additional	Treasury		Other
	Stock		Paid-in	Stock		Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total

Balance, January 28, 2012	30,444	$304	$349,366	-	$(835)	$(4,748)	$68,619	$412,706

Net income	-	-	-	-	-	-	11,244	11,244
Amortization of employee benefit related costs, net of tax of $79	-	-	-	-	-	128	-	128
Dividends on common stock, $0.18 per share	-	-	-	-	-	-	(5,558)	(5,558)
Deferred compensation	-	-	54	-	(54)	-	-	-
Repurchases of common stock	-	-	-	4	(61)	-	-	(61)
Issuance of equity awards, net	786	8	7,838	-	-	-	-	7,846
Tax withholdings paid for net settlement of stock awards	-	-	(401)	-	-	-	-	(401)
Stock-based compensation expense	-	-	3,436	-	-	-	-	3,436
Tax deficiency from stock-based compensation	-	-	(893)	-	-	-	-	(893)

Balance, July 28, 2012	31,230	$312	$359,400	4	$(950)	$(4,620)	$74,305	$428,447

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The accompanying Condensed Consolidated Financial Statements (Unaudited) of Stage Stores, Inc. and subsidiaries (“Stage Stores” or the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) for complete financial statements. Those adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The Condensed Consolidated Financial Statements (Unaudited) should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto filed with Stage Stores’ Annual Report on Form 10-K for the year ended January 28, 2012. References to a particular year are to Stage Stores’ fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year. For example, a reference to “2011” is a reference to the fiscal year ended January 28, 2012 and a reference to “2012” is a reference to the fiscal year ending February 2, 2013. References to “current year” pertain to the twenty-six weeks ended July 28, 2012, and references to “prior year” pertain to the twenty-six weeks ended July 30, 2011.

Stage Stores is a Houston, Texas-based retailer which operates both department and off-price stores. Its department stores, which operate under the Bealls, Goody’s, Palais Royal, Peebles and Stage nameplates, offer moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family. Its off-price stores, which are called Steele’s, offer brand name family apparel, accessories, footwear and home merchandise at significant savings to department store prices. As of July 28, 2012, the Company operated 834 stores located in 40 states. The Company also has an eCommerce website.

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

The following table summarizes stock-based compensation expense by type of grant for each period (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Stock options and SARs	$673	$1,097	$1,540	$2,123
Non-vested stock	827	685	1,455	1,094
Performance shares	611	515	441	862
Total compensation expense	2,111	2,297	3,436	4,079
Related tax benefit	(794)	(853)	(1,292)	(1,521)
	$1,317	$1,444	$2,144	$2,558

As of July 28, 2012, the Company had unrecognized compensation cost of $18.7 million related to stock-based compensation awards granted. That cost is expected to be recognized over a weighted average period of 2.7 years.

Stock Options and SARs

The Company historically granted shares of stock options and SARs to its employees and members of management.  The right to exercise stock options and SARs generally vests over four years from the date of grant, with 25% vesting at the end of each of the first four years following the date of grant.  Stock options and SARs are settled by issuance of common stock.  Stock options issued prior to January 29, 2005 will generally expire, if not exercised, within ten years from the date of the grant, while stock options and SARs granted after that date generally expire, if not exercised, within seven years from the date of grant.  No stock options or SARs were granted during the twenty-six weeks ended July 28, 2012. The weighted average grant date fair value for SARs granted during the twenty-six weeks ended July 30, 2011 was $8.69.

The following table provides the significant weighted average assumptions used in determining the estimated fair value, at the date of grant under the Black-Scholes option-pricing model, of SARs granted during the twenty-six weeks ended July 30, 2011:

Twenty-Six Weeks Ended
July 30, 2011

Expected volatility	63.4% - 63.7%
Weighted average volatility	63.6%
Risk-free rate	1.5% - 1.9%
Expected life (in years)	4.3
Expected dividend yield	1.6% - 1.9%

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

The following table summarizes information about stock options and SARs outstanding under the Equity Incentive Plans as of July 28, 2012 and changes during the twenty-six weeks ended July 28, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 28, 2012	4,004,257	$16.10
Exercised	(641,170)	12.24
Forfeited	(625,562)	16.70
Outstanding at July 28, 2012	2,737,525	$16.87	3.2	$6,779

Vested or expected to vest at July 28, 2012	2,565,322	$16.93	3.1	$6,286

Exercisable at July 28, 2012	1,876,511	$17.28	2.4	$4,314

The following table summarizes information about non-vested stock option awards and SARs outstanding as of July 28, 2012 and changes during the twenty-six weeks ended July 28, 2012:

Stock Options/SARs	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at January 28, 2012	1,794,350	$6.72
Vested	(627,711)	6.22
Forfeited	(305,625)	6.16
Non-vested at July 28, 2012	861,014	$7.28

The aggregate intrinsic value of stock options and SARs, defined as the amount by which the market price of the underlying stock on the date of exercise exceeds the exercise price of the award, exercised during the twenty-six weeks ended July 28, 2012 and July 30, 2011, was $2.9 million and $4.1 million, respectively.

Non-vested Stock

The Company grants shares of non-vested stock to its employees, members of management and independent directors.  The non-vested stock converts one for one to common stock at the end of the vesting period at no cost to the recipient to whom it is awarded.  The vesting period of the non-vested stock ranges from one to four years from the date of grant.

The following table summarizes information about non-vested stock granted by the Company as of July 28, 2012 and changes during the twenty-six weeks ended July 28, 2012:

Non-vested Stock	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 28, 2012	376,965	$16.68
Granted	467,320	15.84
Vested	(130,038)	16.27
Forfeited	(63,573)	18.91
Outstanding at July 28, 2012	650,674	$15.94

The aggregate intrinsic value of non-vested stock that vested during the current year was $2.1 million. The payment of the employees’ tax liability for a portion of the vested shares was satisfied by withholding shares with a fair value equal to the tax liability.  As a result, the actual number of shares issued was 115,406.

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

The following table summarizes information about the performance shares that remain outstanding as of July 28, 2012:

	Target Shares	Target Shares	Target Shares	Target Shares	Weighted Average
	Outstanding	Granted	Forfeited	Outstanding	Grant Date
Period	at	During	During	at	Fair Value
Granted	January 28, 2012	Current Year	Current Year	July 28, 2012	Per Share
2010	107,000	-	(25,000)	82,000	$19.75
2011	64,225	-	(22,500)	41,725	25.00
2012	-	243,100	-	243,100	18.04
Total	171,225	243,100	(47,500)	366,825

During the current year, 40,314 shares, with an aggregate intrinsic value of $0.7 million, vested related to the 2009 performance share grant.  The payment of the recipients’ tax liability of approximately $0.2 million was satisfied by withholding shares with a fair value equal to the tax liability.  As a result, the actual number of shares issued was 29,650.

3.	Debt Obligations

Debt obligations as of July 28, 2012 and January 28, 2012 consist of the following (in thousands):

	July 28, 2012	January 28, 2012
Revolving Credit Facility	$40,730	$24,500
Equipment financing notes	-	17,996
Finance lease obligations	6,676	7,007
Total debt obligations	47,406	49,503
Less: Current portion of debt obligations	710	13,782
Long-term debt obligations	$46,696	$35,721

The Company has a $250.0 million senior secured revolving credit facility that matures on June 30, 2016 (the “Revolving Credit Facility”). The Revolving Credit Facility includes an uncommitted accordion feature to increase the size of the facility to $350.0 million. Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. The daily interest rates under the Revolving Credit Facility are determined by a prime rate, or Eurodollar rate plus an applicable margin, as set forth in the Revolving Credit Facility agreement. Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility. The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements. For the twenty-six weeks ended July 28, 2012, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 2.0% and $27.3 million, respectively.

The Company also issues letters of credit under the Revolving Credit Facility to support certain merchandise purchases and to collateralize retained risks and deductibles under various insurance programs. At July 28, 2012, the Company had outstanding letters of credit totaling approximately $5.4 million. These letters of credit expire within twelve months of issuance. Excess borrowing availability under the Revolving Credit Facility at July 28, 2012, net of letters of credit outstanding, was $203.8 million.

The Revolving Credit Facility contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions. The Revolving Credit Facility also contains a fixed charge coverage ratio covenant in the event excess availability is below a defined threshold or an event of default has occurred. At July 28, 2012, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility and expects to remain in compliance during fiscal year 2012.

On May 21, 2012, the Company repaid the outstanding balance of its equipment financing notes which bore interest ranging from 4.6% to 6.0% by utilizing lower cost Revolving Credit Facility borrowings. The Company paid approximately $14.0 million, which included $0.1 million in prepayment penalty fees.

4.	Earnings per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the measurement period.  Diluted earnings per share is computed using the weighted average number of common shares as well as all potentially dilutive common share equivalents outstanding during the measurement period.

Under Accounting Standards Codification (“ASC”) 260-10, Earnings Per Share, non-vested stock grants that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the calculation of basic and diluted earnings per share pursuant to the two-class method.  The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings.  Earnings per share has been calculated under the two-class method.

The following tables show the computation of basic and diluted earnings per share for each period (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Basic EPS:
Net income	$11,662	$10,013	$11,244	$9,552
Less: Allocation of earnings to participating securities	(173)	(133)	(151)	(85)
Net income allocated to common shares	11,489	9,880	11,093	9,467

Basic weighted average shares outstanding	31,010	34,236	30,773	35,258
Basic EPS	$0.37	$0.29	$0.36	$0.27

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Diluted EPS:
Net income	$11,662	$10,013	$11,244	$9,552
Less: Allocation of earnings to participating securities	(172)	(132)	(150)	(85)
Net income allocated to common shares	11,490	9,881	11,094	9,467

Basic weighted average shares outstanding	31,010	34,236	30,773	35,258
Add: Dilutive effect of stock awards	215	399	215	467
Diluted weighted average shares outstanding	31,225	34,635	30,988	35,725
Diluted EPS	$0.37	$0.29	$0.36	$0.27

The following table illustrates the number of stock options and SARs that were outstanding, but not included in the computation of diluted earnings per share because the exercise price of the stock options and SARs was greater than the average market price of the Company’s common shares (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Number of anti-dilutive stock options and SARs outstanding	1,341	1,801	1,472	1,787

5.	Stockholders’ Equity

On June 11, 2012, the Company announced that its Board of Directors (“the Board”) approved an 11% increase in the Company’s quarterly cash dividend rate to $0.10 cents per share from the previous quarterly rate of $0.09 cents per share.  The new quarterly rate of $0.10 cents per share is applicable to dividends declared by the Board after June 20, 2012.  In the current year, the Company has paid cash dividends totaling $5.6 million.  On August 24, 2012, the Board declared a quarterly cash dividend of $0.10 cents per share, payable on September 19, 2012 to shareholders of record at the close of business on September 4, 2012.

In March 2011, the Company announced that the Board approved a Stock Repurchase Program which authorizes the Company to repurchase up to $200.0 million of its outstanding common stock (the “2011 Stock Repurchase Program”) from time to time, either on the open market or through privately negotiated transactions.  The 2011 Stock Repurchase Program will be financed by the Company’s existing cash, cash flow and other liquidity sources, as appropriate. During 2011, the Company spent $100.0 million under the 2011 Stock Repurchase Program to repurchase approximately 6.1 million shares of its common stock. During the current year, the Company repurchased an additional 4,400 shares of its common stock for $61.6 thousand under the 2011 Stock Repurchase Program. On June 11, 2012, the Company announced that its Board has chosen not to spend additional capital under the 2011 Stock Repurchase Program at this time.

6.	Retirement Plan

The Company sponsors a frozen defined benefit plan. The components of pension cost (income) for each period are as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Interest cost	$471	$516	$944	$1,032
Expected return on plan assets	(563)	(610)	(1,126)	(1,219)
Net loss amortization	103	40	206	79
Net periodic pension cost (income)	$11	$(54)	$24	$(108)

The Company’s funding policy is to make contributions to maintain the minimum funding requirements for its pension obligations in accordance with the Employee Retirement Income Security Act. The Company may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover the short-term liquidity needs of the plan in order to maintain current invested positions.  During the current year, the Company contributed $0.1 million to the pension plan.

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

The following tables present the Company’s financial assets and liabilities measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets (Unaudited) (in thousands):

	July 28, 2012
		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (1)(2)	$18,279	$18,279	$-	$-

Accrued expenses and other current liabilities:
Deferred non-employee director equity compensation plan liability (2)	$204	$204	$-	$-

	January 28, 2012
		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (1)(2)	$17,087	$17,087	$-	$-

Accrued expenses and other current liabilities:
Deferred non-employee director equity compensation plan liability (2)	$169	$169	$-	$-

(1)	The Company has recorded in other long-term liabilities amounts related to these assets for the amount due to participants corresponding in value to the securities held in the grantor trust.

(2)
Using the market approach, the fair values of these items represent quoted market prices multiplied by the quantities held. Net gains and losses related to the changes in fair value in the assets and liabilities under the various deferred compensation plans are recorded in selling, general and administrative expenses and were nil for the twenty-six weeks ended July 28, 2012 and for the fiscal year ended January 28, 2012.

The following table shows the Company’s nonfinancial assets measured at fair value on a nonrecurring basis in the Condensed Consolidated Balance Sheets (Unaudited) (in thousands):

	July 28, 2012
		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Store property, equipment and leasehold improvements (3)	$2,423	$-	$-	$2,423

	January 28, 2012
		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Store property, equipment and leasehold improvements (3)	$5,026	$-	$-	$5,026

(3)
In accordance with ASC No. 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, using an undiscounted cash flow model, the Company identified certain stores whose cash flow trends indicated that the carrying value of store property, equipment and leasehold improvements may not be fully recoverable and determined that impairment charges were necessary for the current year.  The Company uses a discounted cash flow model to determine the fair value of its impaired assets. Key assumptions in determining future cash flows include, among other things, expected future operating performance and changes in economic conditions. Long-lived assets with a carrying amount of $2.7 million at July 28, 2012 and $5.5 million at January 28, 2012 were written down to their estimated fair value of $2.4 million at July 28, 2012 and $5.0 million at January 28, 2012, resulting in impairment charges of $0.3 million during the current year second quarter and $0.5 million during fiscal year 2011.  The impairment charges are included in cost of sales and related buying, occupancy and distribution expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited).

Financial instruments not measured at fair value are cash and cash equivalents, payables and debt obligations.  The Company believes that the Revolving Credit Facility approximates fair value since interest rates are adjusted to reflect current rates.

8.	Subsequent Event

On August 8, 2012, the Company entered into an Amended and Restated Private Label Credit Card Plan Agreement (the “Agreement”) with World Financial Network Bank (the “Bank”), an affiliate of Alliance Data Systems Corporation. The Agreement supersedes, restates and amends in its entirety an Amended and Restated Private Label Credit Card Program Agreement dated March 5, 2004, and various subsequent amendments thereto, between the Company and the Bank.

Under the terms of the Agreement, which will remain in effect until July 31, 2021, the Bank will continue to provide private label credit card services for the Company’s credit card program, including account acquisition and activation, receivables funding, card authorization, private label credit card issuance, statement generation, remittance processing, customer service functions and marketing services.  In addition, among other payments set forth in the Agreement, the Bank will pay the Company a monthly net portfolio yield payment and an annual portfolio performance bonus, if earned.

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

General

Stage Stores is a Houston, Texas-based retailer which operates both department and off-price stores.  Its department stores, which operate under the Bealls, Goody’s, Palais Royal, Peebles and Stage nameplates, offer moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family.  Its off-price stores, which are called Steele’s, offer brand name family apparel, accessories, footwear and home merchandise at significant savings to department store prices. As of July 28, 2012, the Company operated 834 stores located in 40 states.

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

The Company also has an eCommerce website, which makes its merchandise more accessible to consumers across the country, provides existing customers with an on-line shopping experience and allows the opportunity to introduce the Company to a new customer base. The eCommerce website features similar merchandise categories to those found in the Company’s stores including a wide assortment of home and gift merchandise, fashion apparel, accessories, shoes, cosmetics and fragrances.

Since launching the website in December 2010, the Company has made growing its eCommerce business a high priority. In 2011, the Company had eCommerce sales of $8.6 million and has set a goal to approximately double that amount in 2012.  Longer term, the Company’s goal is for annual eCommerce sales to exceed $50.0 million. To meet these goals the Company plans on expanding its online assortment and providing competitive online pricing.

The Company made progress on a number of its strategic initiatives during the twenty-six weeks ended July 28, 2012 (the “current year”).  During the current year, the Company opened 8 new department stores and 14 new off-price stores, bringing the total store count to 834.  In addition, 7 new Estee Lauder and 7 new Clinique counters were added.  Further, total eCommerce sales were over $5.0 million for the current year, which kept the Company on track to meet its goal of $16.0 million in eCommerce sales for 2012.  Also during the current year, the Company appointed Michael Glazer as President and Chief Executive Officer and Steven Lawrence as Chief Merchandising Officer.

The financial information, discussion and analysis that follow should be read in conjunction with the Company’s Consolidated Financial Statements as included in the Form 10-K.

Results of Operations

The following table sets forth the results of operations as a percentage of sales for the periods indicated:

	Thirteen Weeks Ended (1)		Twenty-Six Weeks Ended (1)
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and related buying, occupancy and distribution expenses	69.8	70.6	72.0	73.0
Gross profit	30.2	29.4	28.0	27.0

Selling, general and administrative expenses	24.8	24.4	25.1	24.3
Store opening costs	0.2	0.3	0.2	0.5
Interest expense, net	0.2	0.3	0.2	0.3
Income before income tax	5.0	4.5	2.4	2.0

Income tax benefit	1.9	1.7	0.9	0.6
Net income	3.1%	2.8%	1.5%	1.4%

(1)	Percentages may not foot due to rounding.

Thirteen Weeks Ended July 28, 2012 Compared to Thirteen Weeks Ended July 30, 2011

Sales for the thirteen weeks ended July 28, 2012 (the “current year second quarter”) increased 8.2% to $381.6 million from $352.8 million for the thirteen weeks ended July 30, 2011 (the “prior year second quarter”). The sales increase was driven primarily by the strength of the Company’s comparable and new store sales.  Comparable store sales, which are sales in stores that are open for at least 14 full months prior to the reporting period, increased by 5.4% in the current year second quarter as compared to a 0.9% increase in the prior year second quarter. Comparable store sales benefited from desirable merchandise selections, a higher average unit retail, successful sales events, a shift in the timing of a Mother’s Day event from April last year to May this year and market share gains. The 5.4% increase in comparable store sales for the current year second quarter reflects a 3.2% increase in average unit retail and a 2.4% increase in units per transaction.

On a market population basis, utilizing a ten-mile radius from each store, all market areas experienced an increase in comparable store sales in the current year second quarter.  The Company’s small market stores (populations less than 50,000) achieved a comparable store sales increase of 4.5%, while the Company’s mid-sized (populations of 50,000 to 150,000) and large markets (populations greater than 150,000) achieved comparable store sales increases of 7.4% and 7.8%, respectively.  The lower small market gain reflects the impact of the anniversary of last year’s Goody’s rebrand grand openings.

Geographically, the South Central, Mid Atlantic, Midwest, Southwest and Northeast regions experienced comparable store sales increases during the current quarter.

On a merchandise category basis, the Company experienced comparable store sales increases in a number of merchandise categories during the current year second quarter, with home & gifts, cosmetics, young men’s, footwear, petite sportswear and accessories exceeding the Company average.

The following is a summary of the changes in the components of cost of sales between the current year second quarter and the prior year second quarter, expressed as a percent of sales:

	Decrease
Merchandise cost of sales rate	(0.3	) %
Buying, occupancy and distribution expenses rate	(0.5)
Cost of sales rate	(0.8	) %

Gross profit was $115.2 million, an increase of 10.9%, for the current year second quarter from $103.9 million in the prior year second quarter.  Gross profit, as a percent of sales, increased to 30.2% in the current year second quarter from 29.4% in the prior year second quarter.  The 0.8% improvement in the gross profit rate reflects a 0.3% decrease in the merchandise cost of sales rate and a 0.5% decrease in the buying, occupancy and distribution expenses rate. The decrease in the merchandise cost of sales rate is a result of more full priced merchandise sales and lower markdowns in the current year second quarter compared to the prior year second quarter.  The decrease in buying, occupancy and distribution expenses rate was mainly due to improved leverage from higher sales in the current year second quarter as compared to the prior year second quarter.

Selling, general and administrative (“SG&A”) expenses in the current year second quarter increased by approximately $8.7 million, or 10.1%, to $94.7 million from $86.1 million in the prior year second quarter.  As a percent of sales, SG&A expenses increased to 24.8% in the current year second quarter from 24.4% in the prior year second quarter.  The increase reflects incremental costs associated with the 34 additional stores the Company was operating during the current year second quarter versus the prior year second quarter, higher expenses related to the eCommerce initiative, and higher incentive compensation costs due to the Company’s better results during the current year second quarter.

Store opening costs of $0.6 million in the current year second quarter include costs related to the opening of 7 new stores and the relocation of 4 stores. Store opening costs of $0.9 million in the prior year second quarter include the reopening of a fire-damaged store and a flood-damaged store, the relocation of one store and the rebranding of 38 stores.  Store opening costs are expensed as incurred and include costs of stores opening in future quarters.

Net interest expense was $1.0 million in the current year second quarter compared to $0.9 million in the prior year second quarter.  Interest expense is primarily comprised of interest on borrowings under the Revolving Credit Facility (see “Liquidity and Capital Resources”), related letters of credit and commitment fees, amortization of debt issuance costs, interest on finance lease obligations and equipment financing notes.  The increase in interest expense is primarily due to a higher average amount outstanding on the Revolving Credit Facility and amortization of debt issuance costs, partially offset by the payoff of the equipment financing notes in the current year second quarter.

The Company’s effective tax rate for the current year second quarter was 38.3%, resulting in estimated income tax expense of $7.2 million.  This compares to income tax expense of $6.0 million in the prior year second quarter with an effective tax rate of 37.4%. The prior year second quarter benefited from employment tax credits which are pending approval in Congress for the current year.

As a result of the foregoing, the Company had net income of $11.7 million for the current year second quarter as compared to net income of $10.0 million for the prior year second quarter.

Twenty-six Weeks Ended July 28, 2012 Compared to Twenty-six Weeks Ended July 30, 2011

Sales for the twenty-six weeks ended July 28, 2012 (the “current year”) increased 6.9% to $747.3 million from $699.3 million for the twenty-six weeks ended July 30, 2011 (the “prior year”).  The sales increase was primarily driven by the strength of the Company’s comparable and new store sales.  Comparable store sales, which are sales in stores that are open for at least 14 full months prior to the reporting period, increased 4.0% in the current year compared to a 0.5% increase in the prior year.  The 4.0% increase in comparable store sales for the current year reflects a 4.5% increase in average unit retail and a 0.3% increase in units per transaction.

On a market population basis, utilizing a ten-mile radius from each store, all market areas experienced an increase in comparable store sales in the current year.  The Company’s small market stores (populations less than 50,000) achieved a comparable store sales increase of 3.4%, while the Company’s mid-sized (populations of 50,000 to 150,000) and large markets (populations greater than 150,000) achieved comparable store sales increases of 5.8% and 4.9%, respectively.  The lower small market gain reflects the impact of the anniversary of last year’s Goody’s rebrand grand openings.

Geographically, the South Central, Mid Atlantic, Midwest, Southwest and Northeast regions experienced comparable store sales increases during the current year.

On a merchandise category basis, the Company experienced comparable store sales increases in a number of merchandise categories during the current year with home & gifts, cosmetics, young men’s, footwear and petite sportswear exceeding the Company average. The Company continues to focus on growing its cosmetics line of business through the installation of Estee Lauder and Clinique counters, as 7 new Estee Lauder and 7 new Clinique counters were opened during the current year.

The following is a summary of the changes in the components of the cost of sales rate between the current year and the prior year, expressed as a percent of sales:

	Decrease
Merchandise cost of sales rate	(0.5	) %
Buying, occupancy and distribution expenses rate	(0.5)
Cost of sales rate	(1.0	) %

Gross profit was $209.0 million, an increase of 10.5% from $189.1 million in the prior year.  Gross profit, as a percent of sales, increased to 28.0% in the current year from 27.0% in the prior year. The 1.0% improvement in the gross profit rate reflects a 0.5% decrease in the merchandise cost of sales rate and a 0.5% decrease in the buying, occupancy and distribution expenses rate.  The decrease in the merchandise cost of sales rate is primarily a result of  higher full-priced merchandise sales and lower markdowns in the current year as compared to the prior year. The decrease in buying, occupancy and distribution expenses rate was mainly due to improved leverage from higher sales in the current year as compared to the prior year.

Selling, general and administrative (“SG&A”) expenses in the current year increased $17.8 million to $187.5 million from $169.7 million in the prior year.  As a percent of sales, SG&A expenses increased to 25.1% in the current year from 24.3% in the prior year. The increase in SG&A expenses reflects one-time charges of approximately $3.0 million incurred in the current year first quarter associated with the resignation of the Company’s former Chief Executive Officer, as well as incremental costs to operate 34 net additional stores, higher expenses related to the eCommerce initiative and higher incentive compensation costs due to the Company’s better results during the current year.

Store opening costs of $1.5 million in the current year include costs related to the opening of 22 new stores and the relocation of 6 stores. During the prior year, the Company incurred $3.6 million in store opening costs related to the opening of 16 new stores, the reopening of a fire-damaged store and a flood-damaged store, the relocation of two stores and the rebranding of 136 stores.  Store opening costs are expensed as incurred and include costs of stores opening in future quarters.

Net interest expense was $1.8 million in both the current year and the prior year.  Interest expense is primarily comprised of interest on borrowings under the Revolving Credit Facility (see “Liquidity and Capital Resources”), related letters of credit and commitment fees, amortization of debt issuance costs, interest on finance lease obligations and equipment financing notes.

The Company’s effective tax rate for the current year was 38.3%, resulting in an estimated tax expense of $7.0 million.  This compares to an income tax expense of $4.4 million in the prior year at an effective rate 31.6%. The prior year benefited from discreet tax benefit items which were principally related to prior year’s domestic production activities and employment tax credits.

As a result of the foregoing, the Company had net income of $11.2 million for the current year as compared to net income of $9.6 million for the prior year.

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

Liquidity and Capital Resources

The Company’s liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows, (iii) normal trade credit terms from the vendor and factor community, and (iv) the Revolving Credit Facility. The Company’s primary cash requirements are for capital expenditures related to new stores, store relocations and remodeling, and seasonal and new store inventory purchases.

Key components of the Company’s cash flows for the current year and the prior year are summarized below (in thousands):

	Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011
Net cash provided by (used in):
Operating activities	$26,402	$13,586
Investing activities	(22,621)	(22,010)
Financing activities	225	(51,573)

Operating Activities

During the current year, the Company generated $26.4 million in cash from operating activities. Net income, adjusted for non-cash expenses, provided cash of approximately $44.5 million. Changes in operating assets and liabilities used net cash of approximately $19.5 million, which included a $48.6 million increase in merchandise inventories primarily due to the seasonal build of inventories and increase related to the higher number of stores open, partially offset by a decrease in other assets of $4.4 million and an increase in accounts payable and other liabilities of $24.7 million. Additionally, cash flows from operating activities included construction allowances from landlords of $1.4 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

During the prior year, the Company generated $13.6 million in cash from operating activities. Net income, adjusted for non-cash expenses, provided cash of approximately $44.6 million. Changes in operating assets and liabilities used net cash of approximately $33.1 million, which included a $32.1 million increase in merchandise inventories.  The increase in merchandise inventories was primarily due to the seasonal built of inventories and increase related to the higher number of stores open. Additionally, cash flows from operating activities included construction allowances from landlords of $2.1 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

Investing Activities

Capital expenditures were $22.6 million in the current year as compared to $22.1 million in the prior year. For the current year, the Company opened 8 new traditional stores, 14 new off-price stores and relocated 6 stores, as compared to 16 new department stores, 2 reopened stores, 136 rebranded stores and 2 relocated stores in the prior year. As noted above, the Company received construction allowances from landlords of $1.4 million in the current year to fund a portion of the capital expenditures related to store leasehold improvements in new and relocated stores, while $2.1 million was received from landlords in the prior year. These funds have been recorded as a deferred rent credit in the balance sheet and will be recorded as an offset to rent expense over the lease term commencing with the date the allowances were earned.

Management currently estimates that capital expenditures in 2012, net of construction allowances to be received from landlords, will be approximately $45.0 million. The expenditures will principally be for the opening of new stores, store expansions, relocations, remodels and new cosmetic counters.

Financing Activities

The Company has a $250.0 million senior secured revolving credit facility that matures on June 30, 2016 (the “Revolving Credit Facility”).  The Revolving Credit Facility includes an uncommitted accordion feature to increase the size of the facility to $350.0 million. Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. The daily interest rates under the Revolving Credit Facility are determined by a prime rate, or Eurodollar rate plus an applicable margin, as set forth in the Revolving Credit Facility agreement. Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility. The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements. For the twenty-six weeks ended July 28, 2012, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 2.0% and $27.3 million, respectively.

The Company also issues letters of credit under the Revolving Credit Facility to support certain merchandise purchases and to collateralize retained risks and deductibles under various insurance programs. At July 28, 2012, the Company had outstanding letters of credit totaling approximately $5.4 million. These letters of credit expire within twelve months of issuance. Excess borrowing availability under the Revolving Credit Facility at July 28, 2012, net of letters of credit outstanding, was $203.8 million.

The Revolving Credit Facility contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions. The Revolving Credit Facility also contains a fixed charge coverage ratio covenant in the event excess availability is below a defined threshold or an event of default has occurred. At July 28, 2012, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility and expects to remain in compliance during fiscal year 2012.

On May 21, 2012, the Company repaid the outstanding balance of its equipment financing notes which bore interest ranging from 4.6% to 6.0% by utilizing lower cost Revolving Credit Facility borrowings. The Company paid approximately $14.0 million, which included $0.1 million in prepayment penalty fees.

On June 11, 2012, the Company announced that its Board of Directors (“the Board”) approved an 11% increase in the Company’s quarterly cash dividend rate to $0.10 cents per share from the previous quarterly rate of $0.09 cents per share.  The new quarterly rate of $0.10 cents per share is applicable to dividends declared by the Board after June 20, 2012.  In the current year, the Company has paid cash dividends totaling $5.6 million.  On August 24, 2012, the Board declared a quarterly cash dividend of $0.10 cents per share, payable on September 19, 2012 to shareholders of record at the close of business on September 4, 2012.

In March 2011, the Company announced that the Board approved a Stock Repurchase Program which authorizes the Company to repurchase up to $200.0 million of its outstanding common stock (the “2011 Stock Repurchase Program”) from time to time, either on the open market or through privately negotiated transactions.  The 2011 Stock Repurchase Program will be financed by the Company’s existing cash, cash flow and other liquidity sources, as appropriate.  During 2011, the Company spent $100.0 million under the 2011 Stock Repurchase Program to repurchase approximately 6.1 million shares of its common stock. During the current year, the Company repurchased an additional 4,400 shares of its common stock for $61.6 thousand under the 2011 Stock Repurchase Program. On June 11, 2012, the Company announced that its Board has chosen not to spend additional capital under the 2011 Stock Repurchase Program at this time.

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

Management of the Company, with the participation of the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures and concluded that the Company’s disclosure controls and procedures were effective as of July 28, 2012.

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There were no changes in the Company’s internal control over financial reporting during the quarter ended July 28, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the current year second quarter ended July 28, 2012, the Company did not have any material legal proceedings brought against it, its subsidiaries or their properties.

ITEM 1A.	RISK FACTORS

There have not been any material changes from the risk factors as previously disclosed in the Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2011, the Company’s Board of Directors approved a Stock Repurchase Program which authorizes the Company to repurchase up to $200.0 million of its outstanding common stock (the “2011 Stock Repurchase Program”) from time to time, either on the open market or through privately negotiated transactions.  The 2011 Stock Repurchase Program will be financed by the Company’s existing cash, cash flow and other liquidity sources, as appropriate.  A total of 6.1 million shares have been repurchased since March 2011 at a total cost of $100.1 million. On June 11, 2012, the Company announced that its Board has chosen not to spend additional capital under the 2011 Stock Repurchase Program at this time.

The table below sets forth information regarding the Company’s repurchases of its common stock during the current year second quarter:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

April 29, 2012 to May 26, 2012	492	$15.95	-	$99,938,428

May 27, 2012 to June 30, 2012	1,360	$17.86	-	99,938,428

July 1, 2012 to July 28, 2012	-	-	-	99,938,428

Total	1,852	$17.36	-

(1)	Although the Company did not repurchase any of its common stock during the current year second quarter under the 2011 Stock Repurchase Program:

•
The Company reacquired 202 shares of common stock from certain employees to cover tax withholding obligations from the vesting of restricted stock at a weighted average acquisition price of $16.18 per share; and

•
The trustee of the grantor trust established by the Company for the purpose of holding assets under the Company’s Deferred Compensation Plan (the “Plan”) purchased an aggregate of 1,650 shares of the Company’s common stock in the open market in connection with the Company Stock Investment Option under the Plan and in connection with the reinvestment of dividends paid on the Company’s common stock held in trust in the Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following documents are the exhibits to this Form 10-Q. For convenient reference, each exhibit is listed according to the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description

10.1†*	Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan effective June 3, 2004.

10.2†*	Stage Stores, Inc. Second Amended and Restated 2008 Equity Incentive Plan effective June 9, 2011.

10.3†*	Stage Stores, Inc. Amended and Restated 2003 Non-Employee Director Equity Compensation Plan effective March 28, 2012.

10.4†*	Form of Stock Appreciation Rights Agreement (Employee) under the Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan.

10.5†*	Form of Stock Appreciation Rights Agreement (Employee) under the Stage Stores, Inc. Second Amended and Restated 2008 Equity Incentive Plan.

10.6†*	Form of Performance Based Share Agreement under the Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan.

10.7†*	Form of Performance Based Share Agreement under the Stage Stores, Inc. Second Amended and Restated 2008 Equity Incentive Plan.

10.8†*	Form of Restricted Stock Award Agreement (Employee) under the Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan (prior to 2012; cliff vesting; all employees).

10.9†*	Form of Restricted Stock Award Agreement (Employee) under the Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan (4 year pro rata vesting; SVPs & above).

10.10†*	Form of Restricted Stock Award Agreement (Employee) under the Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan (4 year pro rata vesting; below SVP level).

10.11†*	Form of Restricted Stock Award Agreement (Employee) under the Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan (4 year pro rata vesting; EVPs and above; with non-compete).

10.12†*	Form of Restricted Stock Award Agreement (Employee) under the Stage Stores, Inc. Second Amended and Restated 2008 Equity Incentive Plan (cliff vesting; all employees).

10.13†*	Form of Restricted Stock Award Agreement (Employee) under the Stage Stores, Inc. Second Amended and Restated 2008 Equity Incentive Plan (4 year pro rata vesting; SVPs & above).

10.14†*	Form of Restricted Stock Award Agreement (Employee) under the Stage Stores, Inc. Second Amended and Restated 2008 Equity Incentive Plan (4 year pro rata vesting; below SVP level).

10.15†*	Form of Restricted Stock Award Agreement (Employee) under the Stage Stores, Inc. Second Amended and Restated 2008 Equity Incentive Plan (4 year pro rata vesting; EVPs and above; with non-compete).

10.16†*	Form of Nonstatutory Stock Option Agreement (Employee) under the Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan.

10.17†*	Form of Nonstatutory Stock Option Agreement (Employee) under the Stage Stores, Inc. Second Amended and Restated 2008 Equity Incentive Plan.

10.18†*	Form of Nonstatutory Stock Option Agreement (Director) under the Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan.

10.19†*	Form of Initial Grant Restricted Stock Award Agreement (Director) under the Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan.

10.20†*	Form of Initial Grant Restricted Stock Award Agreement (Director) under the Stage Stores, Inc. Second Amended and Restated 2008 Equity Incentive Plan.

10.21†*	Form of Reelection Grant Restricted Stock Award Agreement (Director) under the Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan.

10.22†*	Form of Reelection Grant Restricted Stock Award Agreement (Director) under the Stage Stores, Inc. Second Amended and Restated 2008 Equity Incentive Plan.

10.23†*	Form of Shareholder Agreement for restricted stock (Director) under the Stage Stores, Inc. Amended and Restated 2003 Non-Employee Director Equity Compensation Plan.

10.24†*	Separation Agreement between Andrew T. Hall and Stage Stores, Inc. dated May 25, 2012.

10.25†*	Employment Agreement between Michael L. Glazer and Stage Stores, Inc. dated June 12, 2012.

10.26†*	Employment Agreement between Steven Lawrence and Stage Stores, Inc. dated July 23, 2012.

24.1*	Power of Attorney: Director (Clayton Reasor – Section 16 Filer).

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101**
The following materials from Stage Stores Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2012, formatted in XBRL (eXtensible Business Reporting Language) are filed electronically herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

STAGE STORES, INC.

September X, 2012	/s/ Michael Glazer
(Date)	Michael Glazer
President and Chief Executive Officer
(Principal Executive Officer)

September X, 2012	/s/ Oded Shein
(Date)	Oded Shein
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)