Form 10-Q/A
period 2012-07-28
STAGE STORES INC
filed 2012-09-07
CIK 6885

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

As of August 25, 2012, there were 31,460,168 shares of the registrant's common stock outstanding.

Explanatory Note

Stage Stores, Inc. (the “Company”) is filing this Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarter ended July 28, 2012 as originally filed with the Securities and Exchange Commission on September 6, 2012 (the “Form 10-Q”). This Form 10-Q/A is being filed to correct the date reference on the signature page to September 6, 2012. In addition, this Form 10-Q/A is being filed to correct the date reference in the Exhibit Table for Exhibit 101 from April 28, 2012 to July 28, 2012 and to add reference to XBRL tagging as blocks of text and in detail.

Except as described above, this Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q and no revisions are being made pursuant to this Form 10-Q/A to the Company’s financial statements or any other disclosure contained in the Form 10-Q.

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

101**
The following materials from Stage Stores Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2012, formatted in XBRL (eXtensible Business Reporting Language) are filed electronically herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

________________________________________

* Filed with the Form 10-Q.

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

STAGE STORES, INC.

September 6, 2012	/s/ Michael Glazer
(Date)	Michael Glazer
President and Chief Executive Officer
(Principal Executive Officer)

September 6, 2012	/s/ Oded Shein
(Date)	Oded Shein
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)