Form 10-Q
period 2012-10-27
STAGE STORES INC
filed 2012-12-06
CIK 6885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2012

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☑  Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of November 24, 2012, there were 31,908,592 shares of the registrant's common stock outstanding.

References to a particular year are to Stage Stores, Inc.'s fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year. For example, a reference to "2011" is a reference to the fiscal year ended January 28, 2012 and a reference to "2012" is a reference to the fiscal year ending February 2, 2013.  2011 was a 52-week year and 2012 is a 53-week year.

Stage Stores, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(Unaudited)

	October 27, 2012	January 28, 2012

ASSETS
Cash and cash equivalents	$37,420	$18,621
Merchandise inventories, net	510,815	347,944
Prepaid expenses and other current assets	20,893	33,434
Total current assets	569,128	399,999

Property, equipment and leasehold improvements, net	296,845	300,717
Intangible asset	14,910	14,910
Other non-current assets, net	21,538	19,713
Total assets	$902,421	$735,339

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$250,864	$106,022
Current portion of debt obligations	727	13,782
Accrued expenses and other current liabilities	79,804	66,495
Total current liabilities	331,395	186,299

Long-term debt obligations	33,277	35,721
Other long-term liabilities	109,305	100,613
Total liabilities	473,977	322,633

Commitments and contingencies

Common stock, par value $0.01, 100,000 shares authorized,
31,851 and 30,444 shares issued, respectively	319	304
Additional paid-in capital	371,417	349,366
Less treasury stock - at cost, 4 and 0 shares, respectively	(988)	(835)
Accumulated other comprehensive loss	(4,556)	(4,748)
Retained earnings	62,252	68,619
Total stockholders' equity	428,444	412,706
Total liabilities and stockholders' equity	$902,421	$735,339

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011

Net sales	$370,583	$333,508	$1,117,901	$1,032,823
Cost of sales and related buying, occupancy
and distribution expenses	290,719	262,345	829,024	772,583
Gross profit	79,864	71,163	288,877	260,240

Selling, general and administrative expenses	92,472	86,994	279,959	256,671
Store opening costs	1,629	1,578	3,157	5,218
Interest expense, net of income of $0 for each
of the thirteen weeks and $0 and $24
for the thirty-nine weeks, respectively	568	1,015	2,350	2,806
Income (loss) before income tax	(14,805)	(18,424)	3,411	(4,455)

Income tax (benefit) expense	(5,947)	(7,118)	1,025	(2,701)
Net income (loss)	$(8,858)	$(11,306)	$2,386	$(1,754)

Other comprehensive income:
Amortization of employee benefit related costs net of tax
of $39 and $15, for the thirteen weeks and $118 and $45
for the thirty-nine weeks, respectively	64	24	192	73
Total other comprehensive income	64	24	192	73
Comprehensive income (loss)	$(8,794)	$(11,282)	$2,578	$(1,681)

Basic and diluted earnings (loss) per share data:

Basic earnings (loss) per share	$(0.28)	$(0.36)	$0.08	$(0.05)
Basic weighted average shares outstanding	31,558	31,139	31,035	33,885

Diluted earnings (loss) per share	$(0.28)	$(0.36)	$0.08	$(0.05)
Diluted weighted average shares outstanding	31,558	31,139	31,301	33,885

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011
Cash flows from operating activities:
Net income (loss)	$2,386	$(1,754)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization and impairment of long-lived assets	44,894	46,027
Loss on retirements of property and equipment	-	123
Deferred income taxes	(98)	(28)
Tax (deficiency) benefits from stock-based compensation	(1,391)	774
Stock-based compensation expense	5,459	6,354
Amortization of debt issuance costs	353	251
Excess tax benefits from stock-based compensation	(851)	(1,252)
Deferred compensation obligation	92	114
Amortization of employee benefit related costs	310	118
Construction allowances from landlords	4,133	4,487
Changes in operating assets and liabilities:
Increase in merchandise inventories	(162,871)	(122,136)
Decrease (increase) in other assets	10,262	(1,786)
Increase in accounts payable and other liabilities	157,379	83,093
Total adjustments	57,671	16,139
Net cash provided by operating activities	60,057	14,385

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(35,610)	(33,166)
Proceeds from retirements of property and equipment	-	122
Net cash used in investing activities	(35,610)	(33,044)

Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	262,620	160,100
Payments of revolving credit facility borrowings	(259,620)	(82,100)
Payments of long-term debt obligations	(18,499)	(10,043)
Payments of debt issuance costs	-	(1,149)
Repurchases of common stock	(583)	(110,692)
Proceeds from exercise of stock awards	18,336	7,139
Excess tax benefits from stock-based compensation	851	1,252
Cash dividends paid	(8,753)	(8,256)
Net cash used in financing activities	(5,648)	(43,749)
Net increase (decrease) in cash and cash equivalents	18,799	(62,408)

Cash and cash equivalents:
Beginning of period	18,621	89,349
End of period	$37,420	$26,941

Supplemental disclosures:
Interest paid	$2,019	$2,568
Income taxes paid	$13,124	$14,501
Unpaid liabilities for capital expenditures	$9,197	$7,265

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statement of Stockholders' Equity
For the Thirty-Nine Weeks Ended October 27, 2012
(in thousands, except per share data)
(Unaudited)

						Accumulated
	Common		Additional	Treasury		Other
	Stock		Paid-in	Stock		Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total

Balance, January 28, 2012	30,444	$304	$349,366	-	$(835)	$(4,748)	$68,619	$412,706

Net income	-	-	-	-	-	-	2,386	2,386
Amortization of employee benefit
related costs, net of tax of $118	-	-	-	-	-	192	-	192
Dividends on common stock,
$0.28 per share	-	-	-	-	-	-	(8,753)	(8,753)
Deferred compensation	-	-	92	-	(92)	-	-	-
Repurchases of common stock	-	-	-	4	(61)	-	-	(61)
Issuance of equity awards, net	1,407	15	18,321	-	-	-	-	18,336
Tax withholdings paid for net
settlement of stock awards	-	-	(430)	-	-	-	-	(430)
Stock-based compensation expense	-	-	5,459	-	-	-	-	5,459
Tax deficiency from stock-based
compensation	-	-	(1,391)	-	-	-	-	(1,391)

Balance, October 27, 2012	31,851	$319	$371,417	4	$(988)	$(4,556)	$62,252	$428,444

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.              Basis of Presentation

The accompanying Condensed Consolidated Financial Statements (Unaudited) of Stage Stores, Inc. and subsidiaries ("Stage Stores" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP" or "U.S. GAAP") for complete financial statements. Those adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The Condensed Consolidated Financial Statements (Unaudited) should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto filed with Stage Stores' Annual Report on Form 10-K for the year ended January 28, 2012. References to a particular year are to Stage Stores' fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year. For example, a reference to "2011" is a reference to the fiscal year ended January 28, 2012 and a reference to "2012" is a reference to the fiscal year ending February 2, 2013. References to "current year" pertain to the thirty-nine weeks ended October 27, 2012, and references to "prior year" pertain to the thirty-nine weeks ended October 29, 2011.

Stage Stores is a Houston, Texas-based retailer which operates both department and off-price stores. Its department stores, which operate under the Bealls, Goody's, Palais Royal, Peebles and Stage nameplates, offer moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family. Its off-price stores, which are called Steele's, offer brand name family apparel, accessories, footwear and home merchandise at significant savings to department store prices. As of October 27, 2012, the Company operated 851 stores located in 40 states. The Company also has an eCommerce website.

Recent Accounting Standards. In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and International Financial Reporting Standards ("IFRS"). ASU 2011-04 clarifies existing fair value measurement and disclosure requirements, amends certain fair value measurement principles and requires additional disclosures about fair value measurements. For public companies, the amendments in ASU 2011-04 were effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on the Company's consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and requires entities to present comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The adoption of this standard does not change the components of other comprehensive income. For public companies, the new disclosure requirements were effective for fiscal years and interim periods beginning after December 15, 2011.  The Company adopted ASU 2011-05 on January 29, 2012 and has presented comprehensive income in a single continuous statement.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other, which amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets for impairment.  The revised guidance permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test.  The ASU is effective for impairment tests performed for fiscal years beginning after September 15, 2012.  The Company will adopt this ASU for its 2013 impairment testing. The Company does not expect this ASU to have a material impact, if any, on the Company's consolidated financial statements.

2.            Stock-Based Compensation

As approved by the Company's shareholders, the Company established the Amended and Restated 2001 Equity Incentive Plan (the "2001 Equity Incentive Plan") and the Second Amended and Restated 2008 Equity Incentive Plan (the "2008 Equity Incentive Plan" and collectively with the 2001 Equity Incentive Plan, the "Equity Incentive Plans") to reward, retain and attract key personnel. The Equity Incentive Plans provide for grants of nonqualified or incentive stock options, stock appreciation rights ("SARs"), performance shares or units, stock units and stock grants. To fund the 2001 and 2008 Equity Incentive Plans, 12,375,000 and 4,550,000 shares of the Company's common stock were reserved for issuance upon exercise of awards, respectively.

The following table summarizes stock-based compensation expense by type of grant for each period (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Stock options and SARs	$765	$1,062	$2,305	$3,185
Non-vested stock	774	693	2,229	1,787
Performance shares	484	520	925	1,382
Total compensation expense	2,023	2,275	5,459	6,354
Related tax benefit	(761)	(855)	(2,053)	(2,389)
	$1,262	$1,420	$3,406	$3,965

As of October 27, 2012, the Company had unrecognized compensation cost of $17.3 million related to stock-based compensation awards granted. That cost is expected to be recognized over a weighted average period of 2.5 years.

Stock Options and SARs

The Company historically granted shares of stock options and SARs to its employees and members of management.  The right to exercise stock options and SARs generally vests over four years from the date of grant, with 25% vesting at the end of each of the first four years following the date of grant.  Stock options and SARs are settled by issuance of common stock.  Stock options issued prior to January 29, 2005 will generally expire, if not exercised, within ten years from the date of the grant, while stock options and SARs granted after that date generally expire, if not exercised, within seven years from the date of grant.  No stock options or SARs were granted during the thirty-nine weeks ended October 27, 2012. The weighted average grant date fair value for SARs granted during the thirty-nine weeks ended October 29, 2011 was $8.69.

The following table provides the significant weighted average assumptions used in determining the estimated fair value, at the date of grant under the Black-Scholes option-pricing model, of SARs granted during the thirty-nine weeks ended October 29, 2011:

October 29, 2011

Expected volatility	63.4% - 63.7%
Weighted average volatility	63.6%
Risk-free rate	1.5% - 1.9%
Expected life (in years)	4.3
Expected dividend yield	1.6% - 1.9%

The expected volatility was based on historical volatility for a period equal to the award's expected life. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) was estimated using the historical exercise behavior of employees. The expected dividend yield was based on the current dividend payout activity and the market price of the Company's stock.

The following table summarizes information about stock options and SARs outstanding under the Equity Incentive Plans as of October 27, 2012 and changes during the thirty-nine weeks ended October 27, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 28, 2012	4,004,257	$16.10
Exercised	(1,256,883)	14.59
Forfeited	(700,787)	16.74
Outstanding at October 27, 2012	2,046,587	$16.81	3.3	$14,433

Vested or expected to vest at October 27, 2012	1,884,104	$16.88	3.2	$13,154

Exercisable at October 27, 2012	1,234,173	$17.34	2.4	$8,042

The following table summarizes information about non-vested stock option awards and SARs outstanding as of October 27, 2012 and changes during the thirty-nine weeks ended October 27, 2012:

Stock Options/SARs	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at January 28, 2012	1,794,350	$6.72
Vested	(628,961)	6.22
Forfeited	(352,975)	6.28
Non-vested at October 27, 2012	812,414	$7.30

The aggregate intrinsic value of stock options and SARs, defined as the amount by which the market price of the underlying stock on the date of exercise exceeds the exercise price of the award, exercised during the thirty-nine weeks ended October 27, 2012 and October 29, 2011, was $5.7 million and $4.2 million, respectively.

Non-vested Stock

The Company grants shares of non-vested stock to its employees, members of management and independent directors.  The non-vested stock converts one for one to common stock at the end of the vesting period at no cost to the recipient to whom it is awarded.  The vesting period of the non-vested stock ranges from one to four years from the date of grant.

The following table summarizes information about non-vested stock granted by the Company as of October 27, 2012 and changes during the thirty-nine weeks ended October 27, 2012:

Non-vested Stock	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 28, 2012	376,965	$ 16.68
Granted	493,665	16.10
Vested	(136,060)	16.16
Forfeited	(86,081)	17.89
Outstanding at October 27, 2012	648,489	$ 16.19

The aggregate intrinsic value of non-vested stock that vested during the current year was $2.2 million. The payment of the employees' tax liability for a portion of the vested shares was satisfied by withholding shares with a fair value equal to the tax liability.  As a result, the actual number of shares issued was 120,105.

Performance Shares

The Company grants performance shares to members of senior management, at no cost to the recipient, as a means of rewarding them for the Company's long-term performance based on shareholder return performance measures.  The actual number of shares that could be issued ranges from zero to a maximum of two times the number of granted shares outstanding as reflected in the table below. The actual number of shares issued is determined by the Company's shareholder return performance relative to a specific group of companies over a three-year performance cycle.  Compensation expense, which is recorded ratably over the vesting period, is based on the fair value at grant date, which is determined on a Monte Carlo probability model.  Grant recipients do not have any shareholder rights until the granted shares have been issued.

The following table summarizes information about the performance shares that remain outstanding as of October 27, 2012:

	Target Shares	Target Shares	Target Shares	Target Shares	Weighted Average
	Outstanding	Granted	Forfeited	Outstanding	Grant Date
Period	at	During	During	at	Fair Value
Granted	January 28, 2012	Current Year	Current Year	October 27, 2012	Per Share
2010	107,000	-	(30,000)	77,000	$19.75
2011	64,225	-	(24,425)	39,800	25.00
2012	-	243,100	(5,000)	238,100	18.04
Total	171,225	243,100	(59,425)	354,900

               During the current year, 40,314 shares, with an aggregate intrinsic value of $0.7 million, vested related to the 2009 performance share grant.  The payment of the recipients' tax liability of approximately $0.2 million was satisfied by withholding shares with a fair value equal to the tax liability.  As a result, the actual number of shares issued was 29,650.

3.    Debt Obligations

       Debt obligations as of October 27, 2012 and January 28, 2012 consist of the following (in thousands):

	October 27, 2012	January 28, 2012
Revolving Credit Facility	$27,500	$24,500
Equipment financing notes	-	17,996
Finance lease obligations	6,504	7,007
Total debt obligations	34,004	49,503
Less: Current portion of debt obligations	727	13,782
Long-term debt obligations	$33,277	$35,721

The Company has a $250.0 million senior secured revolving credit facility that matures on June 30, 2016 (the "Revolving Credit Facility"). The Revolving Credit Facility includes an uncommitted accordion feature to increase the size of the facility to $350.0 million. Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. The daily interest rates under the Revolving Credit Facility are determined by a prime rate, or Eurodollar rate plus an applicable margin, as set forth in the Revolving Credit Facility agreement. Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility. The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements. For the thirty-nine weeks ended October 27, 2012, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 2.1% and $17.0 million, respectively.

The Company also issues letters of credit under the Revolving Credit Facility to support certain merchandise purchases and to collateralize retained risks and deductibles under various insurance programs. At October 27, 2012, the Company had outstanding letters of credit totaling approximately $4.2 million. These letters of credit expire within twelve months of issuance. Excess borrowing availability under the Revolving Credit Facility at October 27, 2012, net of letters of credit outstanding, was $218.3 million.

The Revolving Credit Facility contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions. The Revolving Credit Facility also contains a fixed charge coverage ratio covenant in the event excess availability is below a defined threshold or an event of default has occurred. At October 27, 2012, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility and expects to remain in compliance during fiscal year 2012.

In the second quarter of the current year, the Company repaid the outstanding balance of its equipment financing notes which bore interest ranging from 4.6% to 6.0% by utilizing lower cost Revolving Credit Facility borrowings. The Company paid approximately $14.0 million, which included $0.1 million in prepayment penalty fees.

4.              Earnings per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the measurement period.  Diluted earnings per share is computed using the weighted average number of common shares as well as all potentially dilutive common share equivalents outstanding during the measurement period.

Under Accounting Standards Codification ("ASC") 260-10, Earnings Per Share, non-vested stock grants that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the calculation of basic and diluted earnings per share pursuant to the two-class method.  The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings.  Earnings per share has been calculated under the two-class method.

The following tables show the computation of basic and diluted earnings per share for each period (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Basic EPS:
Net income (loss)	$(8,858)	$(11,306)	$2,386	$(1,754)
Less: Allocation of earnings to participating securities	-	-	(30)	-
Net income (loss) allocated to common shares	(8,858)	(11,306)	2,356	(1,754)

Basic weighted average shares outstanding	31,558	31,139	31,035	33,885
Basic EPS	$(0.28)	$(0.36)	$0.08	$(0.05)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Diluted EPS:
Net income (loss)	$(8,858)	$(11,306)	$2,386	$(1,754)
Less: Allocation of earnings to participating securities	-	-	(30)	-
Net income (loss) allocated to common shares	(8,858)	(11,306)	2,356	(1,754)

Basic weighted average shares outstanding	31,558	31,139	31,035	33,885
Add: Dilutive effect of stock awards	-	-	266	-
Diluted weighted average shares outstanding	31,558	31,139	31,301	33,885
Diluted EPS	$(0.28)	$(0.36)	$0.08	$(0.05)

        The following table illustrates the number of stock options and SARs that were outstanding, but not included in the computation of diluted earnings per share because the exercise price of the stock options and SARs was greater than the average market price of the Company's common shares (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Number of anti-dilutive stock options and SARs outstanding	247	2,994	956	1,800

5.              Stockholders' Equity

On June 11, 2012, the Company announced that its Board of Directors ("the Board") approved an 11% increase in the Company's quarterly cash dividend rate to $0.10 cents per share from the previous quarterly rate of $0.09 cents per share.  The new quarterly rate of $0.10 cents per share is applicable to dividends declared by the Board after June 20, 2012.  In the current year, the Company has paid cash dividends totaling $8.8 million.  On November 21, 2012, the Board declared a quarterly cash dividend of $0.10 cents per share, payable on December 19, 2012 to shareholders of record at the close of business on December 4, 2012.

In March 2011, the Company announced that the Board approved a Stock Repurchase Program which authorizes the Company to repurchase up to $200.0 million of its outstanding common stock (the "2011 Stock Repurchase Program") from time to time, either on the open market or through privately negotiated transactions.  The 2011 Stock Repurchase Program is financed by the Company's existing cash, cash flow and other liquidity sources, as appropriate. During 2011, the Company spent $100.0 million under the 2011 Stock Repurchase Program to repurchase approximately 6.1 million shares of its common stock. During the current year, the Company repurchased an additional 4,400 shares of its common stock for $61.6 thousand under the 2011 Stock Repurchase Program. On June 11, 2012, the Company announced that its Board has chosen not to spend additional capital under the 2011 Stock Repurchase Program at this time.

6.              Retirement Plan

The Company sponsors a frozen defined benefit plan. The components of pension cost (income) for each period are as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Interest cost	$472	$516	$1,416	$1,548
Expected return on plan assets	(563)	(609)	(1,689)	(1,828)
Net loss amortization	103	39	310	118
Net periodic pension cost (income)	$12	$(54)	$37	$(162)

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

Level 3 –
Inputs that are both unobservable and significant to the overall fair value measurement reflect the Company's estimates of assumptions that market participants would use in pricing the asset or liability.

The following tables present the Company's financial assets and liabilities measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets (Unaudited) (in thousands):
	October 27, 2012
		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (1)(2)	$18,097	$18,097	$-	$-

Accrued expenses and other current liabilities:
Deferred non-employee director equity compensation plan liability (2)	$265	$265	$-	$-

	January 28, 2012
		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (1)(2)	$17,087	$17,087	$-	$-

Accrued expenses and other current liabilities:
Deferred non-employee director equity compensation plan liability (2)	$169	$169	$-	$-

(1)	The Company has recorded in other long-term liabilities amounts related to these assets for the amount due to participants corresponding in value to the securities held in the grantor trust.

(2)
Using the market approach, the fair values of these items represent quoted market prices multiplied by the quantities held. Net gains and losses related to the changes in fair value in the assets and liabilities under the various deferred compensation plans are recorded in selling, general and administrative expenses and were nil for the thirty-nine weeks ended October 27, 2012 and for the fiscal year ended January 28, 2012.

The following table shows the Company's nonfinancial assets measured at fair value on a nonrecurring basis in the Condensed Consolidated Balance Sheets (Unaudited) (in thousands):

	October 27, 2012
		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Store property, equipment and leasehold improvements (3)	$1,972	$-	$-	$1,972

	January 28, 2012
		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Store property, equipment and leasehold improvements (3)	$5,026	$-	$-	$5,026

(3)
In accordance with ASC No. 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, using an undiscounted cash flow model, the Company identified certain stores whose cash flow trends indicated that the carrying value of store property, equipment and leasehold improvements may not be fully recoverable and determined that impairment charges were necessary for the current year.  The Company uses a discounted cash flow model to determine the fair value of its impaired assets. Key assumptions in determining future cash flows include, among other things, expected future operating performance and changes in economic conditions. Impairment charges of $0.3 million have been recognized during the current year and $0.5 million were recognized during fiscal year 2011.  The impairment charges are included in cost of sales and related buying, occupancy and distribution expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited).

Financial instruments not measured at fair value are cash and cash equivalents, payables and debt obligations.  The Company believes that the Revolving Credit Facility approximates fair value since interest rates are adjusted to reflect current rates.

8.              Private Label Credit Card Portfolio
On August 8, 2012, the Company entered into an Amended and Restated Private Label Credit Card Plan Agreement (the "Agreement") with World Financial Network Bank (now Comenity Bank) (the "Bank"), an affiliate of Alliance Data Systems Corporation. The Agreement supersedes, restates and amends in its entirety an Amended and Restated Private Label Credit Card Program Agreement dated March 5, 2004, and various subsequent amendments thereto, between the Company and the Bank.

Under the terms of the Agreement, which will remain in effect until July 31, 2021, the Bank will continue to provide private label credit card services for the Company's credit card program, including account acquisition and activation, receivables funding, card authorization, private label credit card issuance, statement generation, remittance processing, customer service functions and marketing services.  In addition, among other payments set forth in the Agreement, the Bank will pay the Company a monthly net portfolio yield payment and an annual portfolio performance bonus, if earned.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain statements in this Form 10-Q contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements reflect the Company's expectations regarding future events and operating performance and often contain words such as "believe," "expect," "may," "will," "should," "could," "anticipate," "plan" or similar words.

Forward-looking statements are based on various assumptions and factors that could cause actual results to differ materially from those in the forward‑looking statements. These factors include, but are not limited to, the ability of the Company and its subsidiaries to maintain normal trade terms with vendors, the ability of the Company and its subsidiaries to comply with the various covenant requirements contained in the Company's Revolving Credit Facility, the demand for apparel, and other factors. The demand for apparel and sales volume can be affected by significant changes in economic conditions, including an economic downturn, employment levels in the Company's markets, consumer confidence, energy and gasoline prices and other factors influencing discretionary consumer spending. Other factors affecting the demand for apparel and sales volume include unusual weather patterns, an increase in the level of competition in the Company's market areas, competitors' marketing strategies, changes in fashion trends, changes in the average cost of merchandise purchased for resale, availability of product on normal payment terms and the failure to achieve the expected results of the Company's merchandising and marketing plans as well as its store opening plans. The occurrence of any of these factors could have a material and adverse impact on the Company's business, financial condition, operating results, or liquidity. Most of these factors are difficult to predict accurately and are generally beyond the Company's control.

Readers should consider the risks and uncertainties described in the Company's Annual Report on Form 10-K for the year ended January 28, 2012 ("Form 10-K"). Readers should carefully review the Form 10-K in its entirety including, but not limited to, the Company's financial statements and the notes thereto and the risks and uncertainties described in Item 1A - "Risk Factors" of the Form 10-K. Forward-looking statements contained in this Form 10-Q are as of the date of this Form 10-Q. The Company does not undertake to update its forward-looking statements.

General

Stage Stores is a Houston, Texas-based retailer which operates both department and off-price stores.  Its department stores, which operate under the Bealls, Goody's, Palais Royal, Peebles and Stage nameplates, offer moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family.  Its off-price stores, which are called Steele's, offer brand name family apparel, accessories, footwear and home merchandise at significant savings to department store prices. As of October 27, 2012, the Company operated 851 stores located in 40 states.

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

The Company also offers its merchandise direct-to-consumer through its eCommerce website and Send program. The eCommerce website features similar merchandise categories to those found in the Company's stores as well as a broader assortment of home and gift merchandise, fashion apparel, accessories, shoes, cosmetics, fragrances and electronics. The Send program allows customers to have merchandise shipped directly to their homes from another store if their size or color is not available in a local store.
                The Company made progress on a number of its strategic initiatives during the thirty-nine weeks ended October 27, 2012 (the "current year").  Since launching the eCommerce website in December 2010, the Company has made growing its Direct-to-Consumer business a high priority. The Company expects Direct-to-Consumer sales to exceed $25 million this year as compared to $15 million last year. During the current year, the Company opened 41 new stores, including 23 off-price stores, bringing the total store count to 851. In early November, the Company launched a new customer loyalty program, which provides significantly enhanced benefits and incentives exclusively for its private label credit card holders. The launch was accompanied by the reissuing of new credit cards to more than two million customers. During the current year, the Company appointed Michael Glazer as President and Chief Executive Officer and Steven Lawrence as Chief Merchandising Officer.

The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements as included in the Form 10-K.

Results of Operations

The following table sets forth the results of operations as a percentage of sales for the periods indicated:

	Thirteen Weeks Ended (1)		Thirty-Nine Weeks Ended (1)
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and related buying, occupancy
and distribution expenses	78.4	78.7	74.2	74.8
Gross profit	21.6	21.3	25.8	25.2

Selling, general and administrative expenses	25.0	26.1	25.0	24.9
Store opening costs	0.4	0.5	0.3	0.5
Interest expense, net	0.2	0.3	0.2	0.3
Income (loss) before income tax	(4.0)	(5.5)	0.3	(0.4)

Income tax (benefit) expense	(1.6)	(2.1)	0.1	(0.3)
Net income (loss)	(2.4)%	(3.4)%	0.2%	(0.2)%

(1) Percentages may not foot due to rounding.

Thirteen Weeks Ended October 27, 2012 Compared to Thirteen Weeks Ended October 29, 2011

Sales for the thirteen weeks ended October 27, 2012 (the "current year third quarter") increased 11.1% to $370.6 million from $333.5 million for the thirteen weeks ended October 29, 2011 (the "prior year third quarter"). The sales increase was driven primarily by the strength of the Company's comparable and new store sales.  Comparable store sales, which are sales in stores that are open for at least 14 full months prior to the reporting period, increased by 8.1% in the current year third quarter as compared to a 0.6% decrease in the prior year third quarter. Comparable store sales benefited from desirable merchandise selections, higher average unit retail, successful sales events, including Back-to-School, and market share gains. The 8.1% increase in comparable store sales for the current year third quarter reflects a 2.8% increase in average unit retail and a 4.9% increase in units per transaction.

On a market population basis, utilizing a ten-mile radius from each store, all market areas experienced an increase in comparable store sales in the current year third quarter. The Company's small market stores (populations less than 50,000) achieved a comparable store sales increase of 6.5%, while the Company's mid-sized (populations of 50,000 to 150,000) and large markets (populations greater than 150,000) achieved comparable store sales increases of 10.6% and 12.0%, respectively.  The small market stores were negatively impacted by the anniversary of last year's Goody's rebrand grand openings.

Geographically, all regions experienced comparable store sales increases during the current year third quarter. The South Central, Southwest and Northeast regions outperformed with double-digit increases.

On a merchandise category basis, the Company experienced comparable store sales increases in all merchandise categories during the current year third quarter, with footwear, home & gifts, misses sportswear and petites exceeding the Company average.

The following is a summary of the changes in the components of cost of sales between the current year third quarter and the prior year third quarter, expressed as a percent of sales:
Increase (Decrease)
Merchandise cost of sales rate	0.5%
Buying, occupancy and distribution expenses rate	(0.8)
Cost of sales rate	(0.3)%

Gross profit in the current year third quarter was $79.9 million, an increase of 12.2% from $71.2 million in the prior year third quarter.  Gross profit, as a percent of sales, increased to 21.6% in the current year third quarter from 21.3% in the prior year third quarter.  The 0.3% improvement in the gross profit rate reflects a 0.5% increase in the merchandise cost of sales rate which was more than offset by a 0.8% decrease in the buying, occupancy and distribution expenses rate. The increase in the merchandise cost of sales rate is primarily a result of higher clearance sales for the current year third quarter.  The decrease in buying, occupancy and distribution expenses rate is a result of leverage from higher sales in the current year third quarter as compared to the prior year third quarter.

Selling, general and administrative ("SG&A") expenses in the current year third quarter increased by approximately $5.5 million, or 6.3%, to $92.5 million from $87.0 million in the prior year third quarter. As a percent of sales, SG&A expenses decreased to 25.0% in the current year third quarter from 26.1% in the prior year third quarter reflecting improved leverage from higher sales.  The increase in total costs reflects incremental costs associated with the 41 additional stores the Company was operating during the current year third quarter versus the prior year third quarter, higher expenses related to the eCommerce and Steele's initiatives, and higher incentive compensation costs due to the Company's better results during the current year third quarter, partially offset by higher credit income.

Store opening costs of $1.6 million in the current year third quarter include costs related to the opening of 19 new stores. Store opening costs of $1.6 million in the prior year third quarter include the opening of 11 new stores, the relocation of one store and the rebranding of 12 stores. Store opening costs are expensed as incurred and include costs of stores opening in future quarters.

Net interest expense was $0.6 million in the current year third quarter compared to $1.0 million in the prior year third quarter.  Interest expense is primarily comprised of interest on borrowings under the Revolving Credit Facility (see "Liquidity and Capital Resources"), related letters of credit and commitment fees, amortization of debt issuance costs, interest on finance lease obligations and equipment financing notes.  The decrease in interest expense is primarily due to the reduced amount of long-term debt obligations as the Company paid off its equipment financing notes in the current year second quarter.

  The Company's effective tax rate for the current year third quarter was 40.2%, resulting in an estimated income tax benefit of $5.9 million.  This compares to an income tax benefit of $7.1 million in the prior year third quarter with an effective tax rate of 38.6%.

As a result of the foregoing, the Company had a net loss of $8.9 million for the current year third quarter as compared to a net loss of $11.3 million for the prior year third quarter.

Thirty-Nine Weeks Ended October 27, 2012 Compared to Thirty-Nine Weeks Ended October 29, 2011

Sales for the thirty-nine weeks ended October 27, 2012 (the "current year") increased 8.2% to $1,117.9 million from $1,032.8 million for the thirty-nine weeks ended October 29, 2011 (the "prior year").  The sales increase was primarily driven by the strength of the Company's comparable and new store sales.  Comparable store sales, which are sales in stores that are open for at least 14 full months prior to the reporting period, increased 5.3% in the current year compared to a 0.2% increase in the prior year.  The 5.3% increase in comparable store sales for the current year reflects a 3.9% increase in average unit retail and a 1.9% increase in units per transaction.

On a market population basis, utilizing a ten-mile radius from each store, all market areas experienced an increase in comparable store sales in the current year.  The Company's small market stores (populations less than 50,000) achieved a comparable store sales increase of 4.4%, while the Company's mid-sized (populations of 50,000 to 150,000) and large markets (populations greater than 150,000) achieved comparable store sales increases of 7.3% and 7.1%, respectively.  The small market stores were negatively impacted by the anniversary of last year's Goody's rebrand grand openings.

Geographically, all regions except for the Southeast experienced comparable store sales increases during the current year.

On a merchandise category basis, the Company experienced comparable store sales increases in a number of merchandise categories during the current year, with home & gifts, cosmetics, petite sportswear, footwear, young men's and missy sportswear exceeding the Company average. The Company continues to focus on growing its cosmetics line of business through the installation of Estee Lauder and Clinique counters, as 11 new Estee Lauder and 8 new Clinique counters were opened during the current year.

The following is a summary of the changes in the components of the cost of sales rate between the current year and the prior year, expressed as a percent of sales:

Decrease
Merchandise cost of sales rate	0.0%
Buying, occupancy and distribution expenses rate	(0.6)
Cost of sales rate	(0.6)%

Gross profit in the current year was $288.9 million, an increase of 11.0% from $260.2 million in the prior year.  Gross profit, as a percent of sales, increased to 25.8% in the current year from 25.2% in the prior year. The 0.6% improvement in the gross profit rate reflects no change in the merchandise cost of sales rate and a 0.6% decrease in the buying, occupancy and distribution expenses rate. The flat rate in merchandise cost of sales is primarily a result of higher full-priced merchandise sales and lower markdowns in the first half of the year offset by higher clearance sales in the third quarter, which flattened the rate in comparison with the prior year.  The decrease in buying, occupancy and distribution expenses rate was mainly due to improved leverage from higher sales in the current year as compared to the prior year.

Selling, general and administrative ("SG&A") expenses in the current year increased $23.3 million to $280.0 million from $256.7 million in the prior year.  As a percent of sales, SG&A expenses increased to 25.0% in the current year from 24.9% in the prior year. The increase in SG&A expenses reflects one-time charges of approximately $3.0 million incurred in the current year first quarter associated with the resignation of the Company's former Chief Executive Officer, as well as incremental costs to operate 41 net additional stores, higher expenses related to the eCommerce and Steele's initiatives and higher incentive compensation costs due to the Company's better results during the current year, partially offset by higher credit income.

Store opening costs of $3.2 million in the current year include costs related to the opening of 41 new stores and the relocation of 6 stores. During the prior year, the Company incurred $5.2 million in store opening costs related to the opening of 27 new stores, the reopening of 2 fire-damaged stores and a flood-damaged store, the relocation of 3 stores and the rebranding of 148 stores.  Store opening costs are expensed as incurred and include costs of stores opening in future quarters.

Net interest expense was $2.4 million in the current year and $2.8 million the prior year.  Interest expense is primarily comprised of interest on borrowings under the Revolving Credit Facility (see "Liquidity and Capital Resources"), related letters of credit and commitment fees, amortization of debt issuance costs, interest on finance lease obligations and equipment financing notes.  The decrease in interest expense is primarily due to the reduced amount of long-term debt obligations as the Company paid off its equipment financing notes in the current year second quarter.

The Company's effective tax rate for the current year was 30.0%, resulting in an estimated tax expense of $1.0 million.  This compares to an income tax benefit of $2.7 million in the prior year at an effective rate 60.6%. The prior year benefited from discreet tax benefit items which were principally related to prior year's domestic production activities and employment tax credits.

As a result of the foregoing, the Company had net income of $2.4 million for the current year as compared to a net loss of $1.8 million for the prior year.

Seasonality and Inflation

Historically, the Company's business is seasonal and sales are traditionally lower during the first three quarters of the fiscal year (February through October) and higher during the last quarter of the fiscal year (November through January). The fourth quarter usually accounts for slightly more than 30% of the Company's annual sales, with the other quarters accounting for approximately 22% to 24% each.  Working capital requirements fluctuate during the year and generally reach their highest levels during the third and fourth quarters.  The Company does not believe that inflation has had a material effect on its results of operations. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

Liquidity and Capital Resources

The Company's liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows, (iii) normal trade credit terms from the vendor and factor community, and (iv) the Revolving Credit Facility. The Company's primary cash requirements are for capital expenditures related to new stores, store relocations and remodeling, and seasonal and new store inventory purchases.

      Key components of the Company's cash flows for the current year and the prior year are summarized below (in thousands):

	Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011
Net cash provided by (used in):
Operating activities	$60,057	$14,385
Investing activities	(35,610)	(33,044)
Financing activities	(5,648)	(43,749)

Operating Activities

During the current year, the Company generated $60.1 million in cash from operating activities. Net income, adjusted for non-cash expenses, provided cash of approximately $51.2 million. Changes in operating assets and liabilities provided net cash of approximately $4.8 million, which included a $162.9 million increase in merchandise inventories primarily due to the seasonal build of inventories and increase related to the higher number of stores open, offset by a decrease in other assets of $10.3 million and an increase in accounts payable and other liabilities of $157.4 million. Additionally, cash flows from operating activities included construction allowances from landlords of $4.1 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

During the prior year, the Company generated $14.4 million in cash from operating activities. Net loss, adjusted for non-cash expenses, provided cash of approximately $50.7 million. Changes in operating assets and liabilities used net cash of approximately $40.8 million, which included a $122.1 million increase in merchandise inventories, partially offset by an increase in accounts payable and other liabilities of $83.1 million.  The increase in merchandise inventories was primarily due to the seasonal built of inventories and increase related to the higher number of stores open. Additionally, cash flows from operating activities included construction allowances from landlords of $4.5 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

Investing Activities

Capital expenditures were $35.6 million in the current year as compared to $33.2 million in the prior year. For the current year, the Company opened 41 new stores and relocated 6 stores, as compared to 27 new stores, 3 reopened stores, 148 rebranded stores and 3 relocated stores in the prior year. As noted above, the Company received construction allowances from landlords of $4.1 million in the current year to fund a portion of the capital expenditures related to store leasehold improvements in new and relocated stores, while $4.5 million was received from landlords in the prior year. These funds have been recorded as a deferred rent credit in the balance sheet and will be recorded as an offset to rent expense over the lease term commencing with the date the allowances were earned.

Management currently estimates that capital expenditures in 2012, net of construction allowances to be received from landlords, will be approximately $45.0 million. The expenditures will principally be for the opening of new stores, store expansions, relocations, remodels and new cosmetic counters.

Financing Activities

The Company has a $250.0 million senior secured revolving credit facility that matures on June 30, 2016 (the "Revolving Credit Facility").  The Revolving Credit Facility includes an uncommitted accordion feature to increase the size of the facility to $350.0 million. Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. The daily interest rates under the Revolving Credit Facility are determined by a prime rate, or Eurodollar rate plus an applicable margin, as set forth in the Revolving Credit Facility agreement. Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility. The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements. For the thirty-nine weeks ended October 27, 2012, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 2.1% and $17.0 million, respectively.

The Company also issues letters of credit under the Revolving Credit Facility to support certain merchandise purchases and to collateralize retained risks and deductibles under various insurance programs. At October 27, 2012, the Company had outstanding letters of credit totaling approximately $4.2 million. These letters of credit expire within twelve months of issuance. Excess borrowing availability under the Revolving Credit Facility at October 27, 2012, net of letters of credit outstanding, was $218.3 million.

The Revolving Credit Facility contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions. The Revolving Credit Facility also contains a fixed charge coverage ratio covenant in the event excess availability is below a defined threshold or an event of default has occurred. At October 27, 2012, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility and expects to remain in compliance during fiscal year 2012.

On May 21, 2012, the Company repaid the outstanding balance of its equipment financing notes which bore interest ranging from 4.6% to 6.0% by utilizing lower cost Revolving Credit Facility borrowings. The Company paid approximately $14.0 million, which included $0.1 million in prepayment penalty fees.

On June 11, 2012, the Company announced that its Board of Directors ("the Board") approved an 11% increase in the Company's quarterly cash dividend rate to $0.10 cents per share from the previous quarterly rate of $0.09 cents per share.  The new quarterly rate of $0.10 cents per share is applicable to dividends declared by the Board after June 20, 2012.  In the current year, the Company has paid cash dividends totaling $8.8 million.  On November 21, 2012, the Board declared a quarterly cash dividend of $0.10 cents per share, payable on December 19, 2012 to shareholders of record at the close of business on December 4, 2012.

In March 2011, the Company announced that the Board approved a Stock Repurchase Program which authorizes the Company to repurchase up to $200.0 million of its outstanding common stock (the "2011 Stock Repurchase Program") from time to time, either on the open market or through privately negotiated transactions.  The 2011 Stock Repurchase Program is financed by the Company's existing cash, cash flow and other liquidity sources, as appropriate.  During 2011, the Company spent $100.0 million under the 2011 Stock Repurchase Program to repurchase approximately 6.1 million shares of its common stock. During the current year, the Company repurchased an additional 4,400 shares of its common stock for $61.6 thousand under the 2011 Stock Repurchase Program. On June 11, 2012, the Company announced that its Board has chosen not to spend additional capital under the 2011 Stock Repurchase Program at this time.

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

Management of the Company, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures and concluded that the Company's disclosure controls and procedures were effective as of October 27, 2012.

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

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There were no changes in the Company's internal control over financial reporting during the quarter ended October 27, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                                        LEGAL PROCEEDINGS

During the current year third quarter ended October 27, 2012, the Company did not have any material legal proceedings brought against it, its subsidiaries or their properties.

ITEM 1A.                          RISK FACTORS

There have not been any material changes from the risk factors as previously disclosed in the Form 10-K.

ITEM 2.                                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2011, the Company's Board of Directors approved a Stock Repurchase Program which authorizes the Company to repurchase up to $200.0 million of its outstanding common stock (the "2011 Stock Repurchase Program") from time to time, either on the open market or through privately negotiated transactions.  The 2011 Stock Repurchase Program is financed by the Company's existing cash, cash flow and other liquidity sources, as appropriate. A total of 6.1 million shares have been repurchased since March 2011 at a total cost of $100.1 million. On June 11, 2012, the Company announced that its Board has chosen not to spend additional capital under the 2011 Stock Repurchase Program at this time.

The table below sets forth information regarding the Company's repurchases of its common stock during the current year third quarter:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

July 29, 2012 to August 25, 2012	537	$19.17	-	$99,938,428

August 26, 2012 to September 29, 2012	2,659	$21.72	-	99,938,428

September 30, 2012 to October 27, 2012	-	-	-	99,938,428

Total	3,196	$21.29	-

(1)	Although the Company did not repurchase any of its common stock during the current year third quarter under the 2011 Stock Repurchase Program:

·
The Company reacquired 1,323 shares of common stock from certain employees to cover tax withholding obligations from the vesting of restricted stock at a weighted average acquisition price of $21.85 per share; and

·
The trustee of the grantor trust established by the Company for the purpose of holding assets under the Company's Deferred Compensation Plan (the "Plan") purchased an aggregate of 1,873 shares of the Company's common stock in the open market in connection with the Company Stock Investment Option under the Plan and in connection with the reinvestment of dividends paid on the Company's common stock held in trust in the Plan.

(2)
"Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs" reflects the Company's $200.0 million 2011 Stock Purchase Program, less the $100.1 million purchased since March 2011.

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

Exhibit Number	Description
10.1*#	Amended and Restated Private Label Credit Card Plan Agreement Between World Financial Network Bank (now Comenity Bank) and Stage Stores, Inc. and Specialty Retailers, Inc. dated as of August 8, 2012.

24.1*	Power of Attorney: Director (Lisa Kranc - Section 16 Filer).

24.2*	Power of Attorney: Director (Diane Ellis - Section 16 Filer).

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101**
The following materials from Stage Stores Inc.'s Quarterly Report on Form 10-Q for the quarter ended October 27, 2012, formatted in XBRL (eXtensible Business Reporting Language) are filed electronically herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders' Equity, and (v) Notes to Condensed Consolidated Financial Statements.

________________________________________

* Filed electronically herewith.

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

STAGE STORES, INC.

December 6, 2012	/s/ Michael Glazer
(Date)	Michael Glazer
President and Chief Executive Officer
(Principal Executive Officer)

December 6, 2012	/s/ Oded Shein
(Date)	Oded Shein
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)