Form 10-Q/A
period 2012-10-27
STAGE STORES INC
filed 2013-03-07
CIK 6885

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

Explanatory Note

We are filing this Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended October 27, 2012 as originally filed with the Securities and Exchange Commission on December 6, 2012 (the "Form 10-Q").  The sole purpose of this Form 10-Q/A is to file an amended Exhibit 10.1 (Amended and Restated Private Label Credit Card Plan Agreement). Certain portions of the information that was omitted from the Exhibit 10.1 that was originally filed with the Form 10-Q pursuant to a request for confidential treatment under Exchange Act Rule 24b-2 have now been included.  The new Exhibit 10.1 is the only change being made to the Form 10-Q.  This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

PART II – OTHER INFORMATION

ITEM 6.                               EXHIBITS
The following documents are the exhibits to this Form 10-Q/A.  For convenient reference, each exhibit is listed according to the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description

10.1*#	Amended and Restated Private Label Credit Card Plan Agreement between World Financial Network Bank (now Comenity Bank) and Stage Stores, Inc. and Specialty Retailers, Inc. dated as of August 8, 2012.

24.1**	Power of Attorney: Director (Lisa R. Kranc - Section 16 Filer).

24.2**	Power of Attorney: Director (Diane M. Ellis - Section 16 Filer).

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101**†
The following materials from Stage Stores Inc.'s Quarterly Report on Form 10-Q for the quarter ended October 27, 2012, formatted in XBRL (eXtensible Business Reporting Language), are filed electronically herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders' Equity, and (v) Notes to Condensed Consolidated Financial Statements.

____________________________________

* Filed electronically herewith.
# Certain confidential portions marked with a [****] have been omitted pursuant to a confidential treatment request that has been filed separately with the Securities and Exchange Commission.
** Previously filed.

† Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAGE STORES, INC.

March 7, 2013	/s/ Michael Glazer
(Date)	Michael Glazer
President and Chief Executive Officer
(Principal Executive Officer)

March 7, 2013	/s/ Oded Shein
(Date)	Oded Shein
Chief Financial Officer
(Principal Financial Officer)