Form 10-K
period 2013-02-02
STAGE STORES INC
filed 2013-04-03
CIK 6885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-K
 (Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐  Accelerated filer  ☑    Non-accelerated filer   ☐   Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

As of July 27, 2012 (the last business day of the registrant's most recently completed second quarter), the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was $497,437,998 (based upon the closing price of the registrant's common stock as reported by the New York Stock Exchange on July 27, 2012).

As of March 27, 2013, there were 32,230,830 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the registrant's Annual Meeting of Shareholders to be held on June 13,  2013, which will be filed within 120 days of the end of the registrant's fiscal year ended February 2, 2013 (the "Proxy Statement"), are incorporated by reference into Part III of this Form 10-K to the extent described therein.

References to a particular year are to Stage Stores, Inc.'s fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year.  For example, a reference to "2010" is a reference to the fiscal year ended January 29, 2011, "2011" is a reference to the fiscal year ended January 28, 2012 and "2012" is a reference to the fiscal year ended February 2, 2013.  2010 and 2011 consisted of 52 weeks, while 2012 consisted of 53 weeks.

PART I

ITEM 1.                                        BUSINESS

Overview

Stage Stores, Inc. (the "Company" or "Stage Stores") is a Houston, Texas-based retailer, which operates both department stores and off-price stores. Its department stores, which operate under the Bealls, Goody's, Palais Royal, Peebles and Stage nameplates, offer moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family.  Its off-price stores, which are called Steele's, offer brand name family apparel, accessories, shoes and home décor at significant savings to department store prices. The Company's principal focus is on consumers in small and mid-sized markets which the Company believes are under-served and less competitive.  The Company differentiates itself from the competition in the small and mid-sized communities that it serves by offering consumers access to basic, as well as fashionable, brand name merchandise not typically carried by other retailers in the same market area.

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

In 2010, the Company began developing its off-price concept with the goal to leverage its small market expertise with a complementary format to its department store model. In developing its new concept, the Company determined that there was significant growth potential in the under-served small market off-price niche. Steele's, its off-price concept, was launched November 1, 2011 with the opening of three stores and an additional 31 stores in 2012. The Company expects to continue opening new stores under the Steele's name.  Steele's operates with a stand-alone buying division, headquartered in New York City.

Stores

The Company operates its stores under the nameplates of Bealls, Goody's, Palais Royal, Peebles, Stage and Steele's. The store count and selling square footage by nameplate are as follows:
	Number of Stores			Selling Square Footage (in thousands)
	January 28, 2012	2012 Activity Net Changes	February 2, 2013	January 28, 2012	2012 Activity Net Changes	February 2, 2013
Bealls	210	2	212	4,240	19	4,259
Goody's	243	15	258	4,001	203	4,204
Palais Royal	55	(1)	54	1,189	(20)	1,169
Peebles	179	5	184	3,459	36	3,495
Stage	123	(1)	122	2,138	(10)	2,128
Steele's	3	31	34	36	342	378
	813	51	864	15,063	570	15,633

Utilizing a ten-mile radius from each store, approximately 66% of the Company's stores are located in small towns and communities with populations below 50,000 people, while an additional 19% of the Company's stores are located in mid-sized communities with populations between 50,000 and 150,000 people.  The remaining 15% of the Company's stores are located in metropolitan areas with populations greater than 150,000, such as Houston and San Antonio, Texas.  The store count and selling square footage by market area population are as follows:

	Number of Stores			Selling Square Footage (in thousands)
	January 28, 2012	2012 Activity Net Changes	February 2, 2013	January 28, 2012	2012 Activity Net Changes	February 2, 2013
Less than 50,000	532	38	570	8,782	421	9,203
50,000 to 150,000	152	10	162	3,189	136	3,325
Greater than 150,000	129	3	132	3,092	13	3,105
	813	51	864	15,063	570	15,633

In targeting small and mid-sized markets, the Company has developed a store format which is smaller than typical department stores yet large enough to offer a well-edited, but broad selection of merchandise.  With an average store size of approximately 18,000 selling square feet, approximately 87% of the Company's stores are located in strip shopping centers in which they are typically one of the anchor stores.  An additional 10% of the Company's stores are located in local or regional shopping malls, while the remaining 3% are located in either free standing or downtown buildings.  The Company attempts to locate its stores by, or in the vicinity of, other tenants that it believes will help attract additional foot traffic to the area, such as grocery stores, drug stores or major discount stores such as Wal-Mart.  Store count and selling square footage by store location/format are as follows:

	Number of Stores			Selling Square Footage (in thousands)
	January 28, 2012	2012 Activity Net Changes	February 2, 2013	January 28, 2012	2012 Activity Net Changes	February 2, 2013
Strip shopping centers	706	49	755	12,670	572	13,242
Local or regional shopping malls	82	1	83	2,038	(13)	2,025
Free-standing or downtown buildings	25	1	26	355	11	366
	813	51	864	15,063	570	15,633

Store Openings.  The cornerstone of the Company's growth strategy continues to be to identify locations in small and mid-sized markets that meet its demographic and competitive criteria.  The Company believes that the long-term potential of its smaller markets is positive and wants to be well positioned in these markets with locations that are convenient to its customers.

During 2012, the number of new stores opened by state is as follows:

State	Number of Stores
Alabama	8
Colorado	1
Florida	1
Georgia	2
Idaho	1
Kansas	1
Kentucky	2
Louisiana	6
Maryland	2
Mississippi	2
New Mexico	1
New York	4
North Carolina	4
Oklahoma	4
Pennsylvania	1
Texas	16
56

The Company believes that there are sufficient opportunities in small and mid-sized markets to continue with its new store growth into the foreseeable future.  In 2013, the Company anticipates opening 40 new stores.

Expansion, Relocation and Remodeling.  In addition to opening new stores, the Company has continued to invest in the expansion, relocation and remodeling of its existing stores.  The Company believes that remodeling keeps its stores looking fresh and up-to-date, which enhances its customers' shopping experience and helps maintain and improve its market share. Store remodeling projects can range from updating and improving in-store lighting, fixtures, wall merchandising and signage, to more extensive expansion projects.  Relocations are intended to improve the store's location and to help it capitalize on incremental sales potential.  During 2012, the Company expanded a store, relocated 6 stores and remodeled 20 stores.

Store Closures.  The Company closed five stores during 2012.  The Company continually reviews the trend of each store's performance and will close a store if the expected store performance does not support the required investment of capital at that location.

Competition

The retail industry is highly competitive.  However, as a result of its small and mid-sized market focus, the Company generally faces less competition for its brand name merchandise since branded merchandise is typically available only in regional malls, which are normally located more than 30 miles away.  In small and mid-sized markets where the Company does compete for brand name apparel sales, competition generally comes from local retailers, small regional chains and, to a lesser extent, national department stores.  The Company believes it has a competitive advantage over local retailers and small regional chains due to its (i) broader selection of brand name merchandise, (ii) distinctive retail concept, (iii) economies of scale, (iv) strong vendor relationships and (v) private label credit card program.  The Company also believes it has a competitive advantage in small and mid-sized markets over national department stores due to its experience with smaller markets.  In addition, due to minimal merchandise overlap, the Company generally does not directly compete for branded apparel sales with national discounters such as Wal-Mart.  In the highly competitive metropolitan markets where the Company competes against other national department store chains, the Company offers consumers a high level of customer service and the advantage of generally being in neighborhood locations with convenient parking and easy access.  In addition, over the years, the Company has endeavored to nurture customer loyalty and foster name recognition through loyalty and direct marketing programs.

Merchandising

The Company's merchandising strategy focuses on matching merchandise assortments and offerings with customers' aspirations for fashionable, quality brand name apparel.  Further, care is taken to avoid duplication and to ensure in-stock position on size and color in all merchandise categories.  The Company offers a well-edited selection of moderately priced, branded merchandise within distinct merchandise categories, such as women's, men's and children's apparel, as well as accessories, cosmetics, home and footwear.

The following table sets forth the distribution of net sales among the Company's various merchandise categories:

	Fiscal Year

Department	2012	2011	2010

Men's/Young Men's	17%	17%	17%
Misses Sportswear	16	16	17
Footwear	13	13	12
Children's	12	12	12
Junior Sportswear	9	9	8
Accessories	8	8	8
Cosmetics	8	8	8
Special Sizes	6	6	6
Dresses	4	4	5
Intimates	3	3	4
Home & Gifts	3	2	2
Outerwear, Swimwear and Other	1	2	1
	100%	100%	100%

Merchandise selections range from basics, including denim, underwear and foundations, to more upscale and fashionable clothing offerings.  Merchandise mix may also vary from store to store to accommodate differing demographic, regional and climatic characteristics.  Approximately 83% of sales consist of nationally recognized brands such as Levi Strauss, Nike, Calvin Klein, Chaps, Izod, Dockers, Carters, Jockey, Estee Lauder, Clinique, Nautica, Skechers and New Balance, while the remaining 17% of sales consist of the Company's private label merchandise.

The Company's private label portfolio includes several brands, which are developed and sourced through its agreements with third party vendors. The Company believes its private label, exclusive and quasi-exclusive brands offer a compelling mix of style, quality and excellent value. In 2013, the Company plans to reintroduce Ivy Crew as a private brand within Men's.  The Company continues to see its private brands as a growth avenue.

The Company is also focused on growing its cosmetics business.  In 2012, the Company opened 11 Estee Lauder and 8 Clinique counters, bringing the total number of stores with cosmetic treatment counters to 231.

Merchandising activities for the Company's department stores are conducted from its corporate headquarters in Houston, Texas, and from its South Hill, Virginia buying office. The Company maintains a buying office in New York City, New York for its Steele's stores. On February 11, 2013, the Company announced its plans to consolidate its South Hill operations into its corporate headquarters (the "South Hill Consolidation").  The South Hill Consolidation and subsequent office closure is expected to be completed by the middle of 2013.

Merchandise Distribution

 The Company currently distributes all merchandise to its stores through three distribution centers located in Jacksonville, Texas, South Hill, Virginia and Jeffersonville, Ohio.  Notwithstanding the South Hill Consolidation, the Company will continue to distribute merchandise to its stores through the South Hill distribution center.  Incoming merchandise received at the distribution centers is inspected for quality control purposes.  The Company has formal guidelines for vendors with respect to shipping and invoicing for merchandise.  Vendors that do not comply with the guidelines are charged specified fees depending upon the degree of non-compliance.  These fees are intended to be a deterrent to non-compliance, as well as to offset higher costs associated with the processing of such merchandise.

Integrated merchandising and warehouse management systems support all corporate and distribution center locations that support the stores.  All of the Company's distribution centers are equipped with modern sortation equipment to support distribution of quantities to meet specific store needs.  The configurations of the distribution centers permit daily shipments to stores, if needed, with the majority of stores receiving merchandise within two days of shipment from the distribution centers.   The Company utilizes a third party contract carrier to deliver merchandise from the distribution centers to its stores.

Marketing Strategy

The Company's marketing strategy is designed to establish brand loyalty and convenience and to support each store's position as the local destination for basic and fashionable, moderately priced, brand name merchandise.  The Company's marketing strategy leverages (i) emerging technology and trends in retail marketing, (ii) consumer insight from brand and customer research and (iii) identified customer purchase history to plan and execute targeted multi-channel marketing to its customers.  In addition, the Company captures customer point-of-sale data on selected check, debit and other third party credit card transactions, as well as data from other affinity programs to incorporate into its marketing and merchandising programs. Through marketing sponsorship, the Company also encourages individual store-level involvement in local community activities.

The Company's primary target customers for its department stores are women who are generally 25 and older with annual household incomes over $45,000, who, based on customer research, are shown to be the primary decision makers for their family's clothing purchases.  The Company uses a multi-media advertising approach, including broadcast media, online digital media, local newspaper inserts and direct mail.  In addition, the Company promotes its private label credit card and attempts to create strong customer loyalty through continuous one-on-one communication with its core private label credit card holders.

The Company's primary target customers for its off-price stores are women who are 18 to 35 years old, with annual household income of less than $35,000, who the Company believes are motivated by brand and style, but limited by price.  The off-price stores are significantly less promotional, with brand name family apparel, accessories, shoes and home décor offered at significant savings to department store prices.  Ongoing marketing costs are much lower than the Company's department stores, with the majority of expenditures focused on driving brand awareness through broadcast media.  Marketing to support Steele's grand openings is consistent with the Company's approach to its department stores with expenditures in broadcast media, local marketing, and promotional giveaways.  Steele's accepts the same forms of tender as the Company's department stores, including a Steele's private label credit card.

Private Label Credit Card.  The Company considers its private label credit card program to be an important component of its retailing concept because it (i) enhances customer loyalty, (ii) allows the Company to identify and regularly contact its best customers and (iii) creates a comprehensive database that enables the Company to implement detailed, segmented marketing and merchandising strategies for each store.  In November 2012, the Company launched a new customer loyalty program which provides significantly enhanced benefits and incentives for its private label credit card holders.  These include, depending on their level of purchases, reward certificates redeemable for merchandise, free shipping on direct-to-consumer purchases, free gift wrap, special promotional discounts and invitations to private sales.  In addition, new holders of the Company's credit card receive a 10% or 15% discount the first time they use their new card.  To encourage associates to focus on getting customers to open new Company credit card accounts, the Company provides increasing incentive award payments based on the number of new private label credit card accounts activated.  The penetration rate for the Company's private label credit card was approximately 33%, 32% and 32% of net sales in 2012, 2011 and 2010, respectively.

Customer Service Initiatives.  A primary corporate objective is to provide exceptional customer service through conveniently located stores staffed with well-trained and motivated sales associates.  In order to ensure consistency of execution, each sales associate is evaluated based on the attainment of specific customer service standards, such as offering prompt and knowledgeable assistance, suggesting complementary items, helping customers open private label credit card accounts and establishing consistent contact with customers to facilitate repeat business.  The Company also conducts customer satisfaction surveys to measure and monitor attainment of customer service expectations.  The results of customer surveys are frequently discussed with the appropriate sales associates so that excellent service can be recognized and, conversely, counseling can be used if improvements are needed.  To further reinforce the Company's focus on customer service, the Company has various programs in place to recognize associates for providing outstanding customer service.  Further, senior management, store operations and merchandising personnel regularly visit the stores to enhance their knowledge of the trade area, store management and customer base.  For span-of-control purposes, the Company's stores are divided into distinct regions and districts.  The number of stores that each District Manager oversees depends on their proximity to each other and generally varies from a low of 8 stores to a high of 20 stores.  Each store is managed by a team consisting of a Manager and a number of Assistant Managers, determined by the size of the store.  The selling floor staff within each store consists of both full-time and part-time associates, with temporary associates added during peak selling seasons.  The Company believes that this structure provides an appropriate level of oversight, management and control over its store operations.

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

The Company utilizes a point-of-sale ("POS") platform with bar code scanning, electronic credit authorization, instant credit, returns database and gift card processing in all its stores.  The POS platform allows the Company to capture customer specific sales data for use in its merchandising, marketing and loss prevention systems, while quickly servicing its customers. The POS platform also manages coupon management and deal-based pricing, which streamlines the checkout process and improves store associate adherence to promotional markdown policies.  In 2012, the Company continued to enhance the point-of-sale ("POS") platform by installing new state of the art payment pin pads to increase the speed of the checkout and capture customer information more effectively for use in direct marketing.

The Company offers its merchandise direct-to-consumer through its eCommerce website and Send program. The eCommerce website features similar merchandise categories to those found in the Company's stores as well as a broader assortment of home and gift merchandise, fashion apparel, accessories, shoes, cosmetics, fragrances and electronics. The Send program allows customers to have merchandise shipped directly to their homes from another store if their size or color is not available in a local store.

Employees

At February 2, 2013, the Company employed approximately 14,500 hourly and salaried employees. Employee levels will vary during the year as the Company traditionally hires additional employees and increases the hours of part-time employees during peak seasonal selling periods.  There are no collective bargaining agreements in effect with respect to any of the Company's employees.  The Company believes that it maintains a good relationship with its employees.

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

Trademarks
The Company regards its trademarks and their protection as important to its success.  In addition to the Bealls, Goody's, Palais Royal, Peebles and Stage trademarks, the United States Patent and Trademark Office (the "USPTO") has issued federal registrations to the Company for the following trademarks:   Baxter & Wells, Cape Classic, Casual Options, Choose To Be You, Denim Planet, Goody's 4 Shoes, Goody's Family Clothing, Goody's It's All About You, Goody's Family Clothing (and design), Graphite, Hannah, Hannah Comfort, H.O.M.E. Helping Our Military and Environment, Ivy Crew, Kid Crew, Mistletoe Mountain, Mountain Lake, Old College Inn, On Stage, Pebblebrook, Private Expressions, Rebecca Malone, Signature Studio, Specialty Girl, Specialty Baby, Steele's (Stylized), Sun River Clothing Co.,  The Big Event, Thomas & Ashemore, Valerie Stevens, Whispers,  Wishful Park,  www.goodysonline.com, and Y.E.S. Your Everyday Savings. The Company has also filed applications with the USPTO seeking federal registrations for the following trademarks: Christopher Chen Collections, Real Style. Real Deal, and Steele's.
Available Information

The Company makes available, free of charge, through its website, among other things, corporate governance documents, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after they have been electronically filed with the Securities and Exchange Commission ("SEC").  They can be obtained by accessing the Company's website at www.stagestoresinc.com and clicking on "Investor Relations."  To access corporate governance documents, click "Corporate Governance" and to access SEC filings, click "SEC Filings," then the report to be obtained.  Information contained on the Company's website is not part of this Form 10-K.

ITEM 1A.                          RISK FACTORS

Forward Looking Statements

Certain statements in this Form 10-K contain or may contain forward‑looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied, by these forward‑looking statements.  Forward-looking statements reflect the Company's expectations regarding future events and operating performance and often contain words such as "believe," "expect," "may," "will," "should," "could," "anticipate," "plan" or similar words.

Forward‑looking statements are based on various assumptions and factors that could cause actual results to differ materially from those in the forward‑looking statements.  These factors include, but are not limited to, the ability of the Company and its subsidiaries to maintain normal trade terms with vendors, the ability of the Company and its subsidiaries to comply with the various covenant requirements contained in the Company's Revolving Credit Facility, the demand for apparel and other factors.  The demand for apparel and sales volume can be affected by significant changes in economic conditions, including an economic downturn, employment levels in the Company's markets, consumer confidence, energy and gasoline prices, and other factors influencing discretionary consumer spending.  Other factors affecting the demand for apparel and sales volume include unusual weather patterns, an increase in the level of competition in the Company's market areas, competitors' marketing strategies, changes in fashion trends, changes in the average cost of merchandise purchased for resale, availability of merchandise on normal payment terms and the failure to achieve the expected results of the Company's merchandising and marketing plans as well as its store opening plans.  The occurrence of any of these factors could have a material and adverse impact on the Company's business, financial condition, operating results or liquidity.  Most of these factors are difficult to predict accurately and are generally beyond the Company's control.

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

Described below are certain risk factors that management believes are applicable to the Company's business and the industry in which it operates.  There may also be additional risks that are presently not material or are unknown.

An economic downturn or decline in consumer confidence could negatively impact the Company's business and financial condition.  The Company's results of operations are sensitive to changes in general economic conditions that impact consumer discretionary spending, such as employment levels, taxes, energy and gasoline prices and other factors influencing consumer confidence.  The Company has extensive operations in the South Central, Southeastern and Mid Atlantic states.  In addition, many stores are located in small towns and rural environments that are substantially dependent upon the local economy.  If there is an economic downturn or decline in consumer confidence, particularly in the South Central, Southeastern and Mid Atlantic states and any state (such as Texas or Louisiana) from which the Company derives a significant portion of its net sales, the Company's business, financial condition and cash flows will be negatively impacted and such impact could be material.

There can be no assurance that the Company's liquidity will not be affected by changes in economic conditions.  Recent economic conditions have not had, nor does the Company anticipate that current economic conditions will have, a significant impact on its liquidity.  Due to the Company's significant operating cash flow and availability under its Revolving Credit Facility, the Company continues to believe that it has the ability to meet its financing needs for the foreseeable future.  However, there can be no assurance that the Company's liquidity will not be materially and adversely affected by changes in economic conditions.

The Company faces the risk of significant competition in the retail apparel industry which could result in the loss of customers and adversely affect revenues.  The retail apparel business is highly competitive.  Although competition varies widely from market to market, the Company faces the risk of increased competition, particularly in its more highly populated markets from national, regional and local department and specialty stores.  Some of its competitors are considerably larger than the Company and have substantially greater resources.  Although the Company offers a unique product mix and brands that are not available at certain other retailers, including regional and national department stores, there is no assurance that the Company's existing or new competitors will not carry similar branded merchandise in the future. This could have a material and adverse effect on the Company's business, financial condition and cash flows.  In addition to traditional store-based retailers, the Company also faces competition from the Internet business, which could materially affect its revenues and profitability.

The Company's failure to anticipate and respond to changing customer preferences in a timely manner could adversely affect its operations.  The Company's success depends, in part, upon its ability to anticipate and respond to changing consumer preferences and fashion trends in a timely manner.  The Company attempts to stay abreast of emerging lifestyles and consumer preferences affecting its merchandise.  However, any sustained failure on the Company's part to identify and respond to such trends could have a material and adverse effect on the Company's business, financial condition and cash flows.

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

Unusual weather patterns or natural disasters, whether due to climate change or otherwise, could negatively impact the Company's financial condition.  The Company's business depends, in part, on normal weather patterns across the Company's markets.  The Company is susceptible to unseasonable or extreme weather conditions, including natural disasters, such as hurricanes and tornadoes in its markets.  Any such unusual or prolonged weather patterns in the Company's markets, especially in states such as Texas and Louisiana, whether due to climate change or otherwise, could have a material and adverse impact on its business, financial condition and cash flows. In addition, the Company's business, financial condition and cash flow could be adversely affected if the businesses of our key vendors and their merchandise manufacturers, shippers, carriers and other merchandise transportation service providers, especially those outside the United States, are disrupted due to severe weather, such as, but not limited to, hurricanes, tornadoes or floods, whether due to climate change or otherwise.

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

Government laws and regulations could adversely impact the Company's business, financial condition and cash flows.  The Company, like other businesses, is subject to various federal, state and local government laws and regulations including, but not limited to, tax laws.  These may change periodically in response to economic or political conditions. The Company cannot predict whether existing laws or regulations, as currently interpreted or as reinterpreted in the future, or future laws and regulations, could materially and adversely affect the results of its operations, financial condition and cash flows.

The Company's failure in the pursuit or execution of new acquisitions or strategic expansion could adversely affect its business.  The success of the Company's expansion strategy depends upon many factors, including its ability to obtain suitable sites for new stores at acceptable costs, to hire, train and retain qualified personnel and to integrate new stores into existing information systems and operations.  The Company cannot guarantee that it will reach its targets for opening new stores or that such stores, including those opened through acquisition, will operate profitably when opened.  Failure to effectively implement its expansion strategy could have a material and adverse effect on its business, financial condition and cash flows.

The Company's failure to obtain merchandise product on normal trade terms and/or its inability to pass on any price increases related to its merchandise could adversely impact its business, financial condition and cash flows.  The Company is highly dependent on obtaining merchandise product on normal trade terms.  Failure to meet its performance objectives could cause key vendors and factors to become more restrictive in granting trade credit.  The tightening of credit, such as a reduction in the Company's lines of credit or payment terms from the vendor or factor community, could have a material adverse impact on the Company's business, financial condition and cash flows.  The Company is also highly dependent on obtaining merchandise at competitive and predictable prices.  In the event the Company experiences rising prices related to its merchandise, whether due to cost of materials, inflation, transportation costs, or otherwise, and it is unable pass on those rising prices to its customers, its business, financial condition and cash flows could be adversely and materially affected.

A catastrophic event adversely affecting any of the Company's buying, distribution or other corporate facilities could result in reduced revenues and loss of customers. The Company's buying, distribution and other corporate operations are in highly centralized locations.  The Company's operations could be materially and adversely affected if a catastrophic event (such as, but not limited to, fire, hurricanes, tornadoes or floods) impacts the use of these facilities.  While the Company has developed contingency plans that would be implemented in the event of a catastrophic event, there are no assurances that the Company would be successful in obtaining alternative servicing facilities in a timely manner in the event of such a catastrophe.

A disruption of the Company's information technology systems could have a material adverse impact on its business and financial condition.  The Company is heavily dependent on its information technology systems for day to day business operations.  In addition, as part of the Company's normal course of business, it collects, processes and retains sensitive and confidential customer information. Today's information technology risks are largely external and their consequences could affect the entire Company.  Potential risks include, but are not limited to, the following: (i) an intrusion by a hacker, (ii) the introduction of malware (virus, Trojan, spyware), (iii) hardware failure, (iv) outages due to software defects and (v) human error.  Although the Company runs anti-virus and anti-spyware software and takes other steps to ensure that its information technology systems will not be disabled or otherwise disrupted, there are no assurances that disruptions will not occur. The consequences of a disruption, depending on the severity, could have a material adverse affect on the Company's business and financial condition and could expose the Company to civil, regulatory and industry actions and possible judgments, fees and fines.

A security breach that results in unauthorized disclosure of the Company, employee or customer information could adversely impact the Company's business, reputation and financial condition. The protection of customer, employee, and company data is critical to the Company.  Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer, employee or company information could severely damage the Company's reputation, expose it to the risks of legal proceedings, disrupt its operations and otherwise adversely affect the Company's business and financial condition. While the Company has taken significant steps to protect confidential information, there is no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other developments will prevent the compromise of customer transaction processing capabilities and personal data.  If any such compromise of the Company's information security were to occur, it could have a material adverse effect on the Company's reputation, business, operating results, financial condition and cash flows.

The Company's failure to successfully operate its eCommerce website or fulfill customer expectations could adversely impact the Company's business and sales.   The Company's eCommerce platform provides another channel to generate sales.  The Company believes that the website will drive incremental sales, provide existing customers the on-line shopping experience and also provide the opportunity to introduce the Company to a new customer base.  If the Company does not successfully meet the challenges of operating a website or fulfilling customer expectations, the Company's business and sales could be adversely affected.

Covenants in the Company's Revolving Credit Facility agreement may impose operating restrictions, impede or adversely affect the Company's ability to pay dividends or repurchase common shares and raise capital through the sale of stock and other securities.  The Company's Revolving Credit Facility agreement contains covenants which, among other things, restrict (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions.  In addition, any material or adverse developments affecting the Company's business could significantly limit its ability to meet its obligations as they become due or to comply with the various covenant requirements contained in the Company's Revolving Credit Facility agreement.

The inability or unwillingness of one or more lenders to fund their commitment under the Company's Revolving Credit Facility could have a material adverse impact on the Company's business and financial condition.  The Company's Revolving Credit Facility, which matures on June 30, 2016, is a $250.0 million senior secured revolving credit facility that includes an uncommitted accordion feature to increase the size of the facility to $350.0 million.  The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures, interest payments and other general corporate purposes, as well as to support its outstanding letters of credit requirements.  The lenders under the Revolving Credit Facility are as follows: Bank of America, N.A., Wells Fargo Bank, National Association, JPMorgan Chase Bank, N.A. and Regions Bank (collectively, the "Lenders").  Notwithstanding that the Company may be in full compliance with all covenants contained in the Revolving Credit Facility, the inability or unwillingness of one or more of those lenders to fund their commitment under the Company's Revolving Credit Facility could have a material adverse impact on the Company's business and financial condition unless the Lenders or another lender covered any shortfall.

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

Risks associated with the Company's carriers, shippers and other providers of merchandise transportation services could have a material adverse effect on its business and financial condition.  The Company's vendors rely on shippers, carriers and other  merchandise transportation service providers (collectively "Transportation Providers") to deliver merchandise from their manufacturers, both in the United States and abroad, to the vendors' distribution centers in the United States.  Transportation Providers are also responsible for transporting merchandise from their vendors' distribution centers to the Company's distribution centers.  The Company also relies on Transportation Providers to transport merchandise from its distribution centers to its stores and to its customers in the case of eCommerce sales.  However, if work slowdowns, stoppages, weather or other disruptions affect the transportation of merchandise between the vendors and their manufacturers, especially those manufacturers outside the United States, between the vendors and the Company, or between the Company and its eCommerce customers, the Company's business, financial condition and cash flows could be adversely affected.

Risks associated with the Company's vendors from whom its products are sourced could have a material adverse effect on its business and financial condition.  The Company's merchandise is sourced from a variety of domestic and international vendors.  All of the Company's vendors must comply with applicable laws, including the Company's required standards of conduct.  Political or financial instability, trade restrictions, tariffs, currency exchange rates, transport capacity and costs and other factors relating to foreign trade, the ability to access suitable merchandise on acceptable terms and the financial viability of its vendors are beyond the Company's control and could adversely impact its performance.

The Company's failure to attract, develop and retain qualified employees could deteriorate the results of its operations.  The Company's performance is dependent on attracting and retaining a large and growing number of employees. The Company believes that its competitive advantage is providing well-trained and motivated sales associates in order to provide customers exceptional customer service.  The Company's success depends in part upon its ability to attract, develop and retain a sufficient number of qualified associates, including store, service and administrative personnel.

The Company's failure to successfully implement Steele's could adversely impact the Company's business and financial condition.   In November 2011, the Company launched Steele's, its off-price concept for small town America. As of February 2, 2013, the Company had opened 34 Steele's stores in 7 states.  While the Company's research indicates that there is significant growth potential in the under-served small market off-price niche and while the Company believes that its  solid balance sheet and strong cash flows provide it with the financial flexibility to accelerate its growth with the launch of Steele's, there can be no assurance that Steele's will be successful.  The Company's failure to successfully implement Steele's could adversely impact the Company's business and financial condition.

The South Hill Consolidation could adversely impact the Company's business and financial condition and may not produce the operating efficiencies and cost savings expected. On February 11, 2013, the Company announced its plans to consolidate its South Hill operations into its Houston corporate headquarters. While the Company expects that the South Hill Consolidation will increase productivity, create synergies, strengthen collaboration, enhance the Company's purchasing power, accelerate sales growth and result in annual cost savings, it may not produce the operating efficiencies and cost savings expected and actual results achieved may differ materially from the Company's assumptions and forecasts. The South Hill Consolidation and the Company's failure to effectively integrate its buying activities and optimize its merchandising, marketing and eCommerce activities could adversely impact the Company's business and financial condition.

ITEM 1B.                          UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                          PROPERTIES

The Company's corporate headquarters and Houston merchandising offices are located in a leased 130,000 square-foot building in Houston, Texas.  The Company owns the 28,000 square-foot office building housing the administrative and merchandising offices located in South Hill, Virginia. The Steele's administrative and merchandising offices are located in a leased 3,000 square-foot suite in New York City, New York.

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

As a result of the South Hill Consolidation, the Company anticipates that it will attempt to sell the South Hill office building. Notwithstanding the South Hill Consolidation, the Company will continue to distribute merchandise to its stores through the South Hill distribution center.

The Company's stores, of which all but 3 are leased, are primarily located in strip shopping centers.  The majority of leases, which are typically for a 10-year term and often with 2 renewals of five years each, provide for a base rent plus payments for expenses incurred by the landlord, such as common area maintenance and insurance.  Certain leases provide for contingent rents that are not measurable at inception.  These contingent rents are primarily based on a percentage of sales that are in excess of a predetermined level.  Stores range in size from approximately 5,000 to 54,000 selling square feet, with the average being approximately 18,000 selling square feet.  At February 2, 2013, the Company operated 864 stores, located in 40 states within 7 regions, as follows:

	Number of Stores		Number of Stores
South Central Region		Midwestern Region
Arkansas	24	Illinois	4
Louisiana	63	Indiana	24
Oklahoma	41	Iowa	3
Texas	249	Kansas	11
	377	Michigan	14
Mid Atlantic Region		Minnesota	2
Delaware	3	Missouri	18
Kentucky	32	Wisconsin	4
Maryland	8		80
New Jersey	5	Northeastern Region
Ohio	25	Connecticut	2
Pennsylvania	29	Massachusetts	2
Virginia	35	New Hampshire	2
West Virginia	10	New York	20
	147	Vermont	4
Southeastern Region			30
Alabama	35	Northwestern Region
Florida	6	Idaho	4
Georgia	36	Oregon	2
Mississippi	24	Wyoming	1
North Carolina	28		7
South Carolina	22	Total Stores	864
Tennessee	35
	186
Southwestern Region
Arizona	9
Colorado	6
Nevada	1
New Mexico	18
Utah	3
	37

ITEM 3.                                        LEGAL PROCEEDINGS

From time to time, the Company and its subsidiaries are involved in various legal proceedings arising in the ordinary course of their business.  Management does not believe that any pending legal proceedings, either individually or in the aggregate, are material to the financial condition, results of operations or cash flows of the Company or its subsidiaries.

ITEM 4.                                        MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Dividend Information
The Company's stock trades on the New York Stock Exchange under the symbol "SSI."  The following table sets forth the high and low market prices per share of the Company's common stock as reported by the New York Stock Exchange and the amount of cash dividends per common share paid by the Company for each quarter in 2012 and 2011:
	Fiscal Year
	2012			2011
	High	Low	Dividend	High	Low	Dividend
1st Quarter	$ 17.12	$ 13.29	$ 0.09	$ 19.97	$ 15.44	$ 0.075
2nd Quarter	19.10	14.37	0.09	19.39	14.07	0.075
3rd Quarter	24.73	18.74	0.10	18.15	12.18	0.09
4th Quarter	27.42	20.85	0.10	16.36	11.21	0.09

On June 11, 2012, the Company announced that its Board of Directors ("the Board") approved an 11% increase in the Company's quarterly cash dividend rate to 10 cents per share from the previous quarterly rate of 9 cents per share.  The new quarterly rate of 10 cents per share is applicable to dividends declared by the Board after June 20, 2012.

The Company paid aggregate cash dividends in 2012 and 2011 of $12.0 million and $11.0 million, respectively. While the Company expects to continue payment of quarterly cash dividends, the declaration and payment of future dividends by the Company are subject to the discretion of the Board.  Any future determination to pay dividends will depend on the Company's results of operations and financial condition, as well as meeting certain criteria under its Revolving Credit Facility (as defined in "Liquidity and Capital Resources") and other factors deemed relevant by the Board.

Holders
As of March 27, 2013 there were approximately 299 holders of record of the Company's common stock.

Performance Graph

The annual changes for the five-year period shown in the following graph are based on the assumption that $100 had been invested in Stage Stores stock, the S&P 500 Index and the S&P 500 Retail Index on February 1, 2008 (the last trading date of fiscal 2007), and that all quarterly dividends were reinvested at the average of the closing prices at the beginning and end of the quarter.  The total cumulative dollar returns shown on the graph represent the value that such investments would have had on February 1, 2013 (the last trading date of fiscal 2012).  The calculations exclude trading commissions and taxes.

$200
$150
$100
$50
$0
2/1/2008
1/30/2009
1/29/2010
1/28/2011
1/27/2012
2/1/2013
Stage Stores, Inc.
S&P 500 Index
S&P 500 Retail Index

Date	Stage Stores, Inc.	S&P 500 Index	S&P 500 Retail Index
2/1/2008	$ 100.00	$ 100.00	$ 100.00
1/30/2009	57.17	59.19	61.25
1/29/2010	105.12	76.96	93.68
1/28/2011	130.30	91.47	117.53
1/27/2012	133.51	94.33	131.51
2/1/2013	197.88	108.44	165.04

Stock Repurchase Program

On March 7, 2011, the Company's Board approved a Stock Repurchase Program (the "2011 Stock Repurchase Program") which authorized the Company to repurchase (i) up to $200 million of its outstanding common stock plus (ii) such additional amounts of its outstanding common stock using proceeds from the exercise of stock options as well as the tax benefits that accrue to the Company from the exercise of stock options, SARs and other equity grants. The 2011 Stock Repurchase Program will expire when the Company has repurchased the $200 million portion, unless terminated earlier by the Company's Board. Purchases of shares of common stock may be made from time to time, either on the open market or through privately negotiated transactions and are financed by either (i) the Company's existing cash, cash flow and other liquidity sources, as appropriate, or (ii) proceeds related to the exercise of equity grants.  On June 11, 2012, the Company announced that its Board has chosen not to spend additional capital under the 2011 Stock Repurchase Program at this time.

Financed by the Company's existing cash, cash flow and other liquidity sources, the Company spent $100.0 million during 2011 to repurchase approximately 6.1 million shares of its common stock and $61.6 thousand during 2012 to repurchase 4,400 shares of its common stock under the 2011 Stock Repurchase Program.

Using proceeds from the exercise of stock options as well as the tax benefits that accrue to the Company from the exercise of stock options, SARs and other equity grants, the Company spent $10.0 million during 2011 to repurchase approximately 0.7 million shares of its common stock and nil in 2012.

The table below sets forth information regarding the Company's repurchases of its common stock during the current year fourth quarter:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 28, 2012 to
November 24, 2012	352	$24.30	-	$99,938,428

November 25, 2012 to
December 29, 2012	531	25.80	-	99,938,428

December 30, 2012 to
February 2, 2013	2,215	23.20	-	99,938,428

Total	3,098	$23.77	-

(1)	Although the Company did not repurchase any of its common stock during the current year fourth quarterunder the 2011 Stock Repurchase Program:

	•	The Company reacquired 1,323 shares of common stock from certain employees to cover tax withholding obligations from the vesting of restricted stock at a weighted average acquisition price of $22.96 per share; and

	•	The trustee of the grantor trust established by the Company for the purpose of holding assets under the Company's Deferred Compensation Plan (the "Plan") purchased an aggregate of 1,775 shares of the Company's common stock in the open market in connection with the Company Stock Investment Option under the Plan and in connection with the reinvestment of dividends paid on the Company's common stock held in trust in the Plan.

(2)	Reflects the Company's initial $200.0 million portion of the 2011 Stock Purchase Program, less the $100.1 million purchased using the Company's existing cash and cash flow since March 2011.

ITEM 6.                                        SELECTED FINANCIAL DATA

The following sets forth selected consolidated financial data for the periods indicated. Financial results for fiscal year 2012 are based on a 53-week period. Financial results for fiscal years 2011, 2010, 2009 and 2008 are based on a 52-week period. The selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements included herein.  All amounts are stated in thousands, except for per share data, percentages and number of stores.

	Fiscal Year
	2012	2011	2010	2009	2008
Statement of operations data:
Net sales	$1,645,800	$1,511,919	$1,470,590	$1,431,927	$1,515,820
Cost of sales and related buying,
occupancy and distribution expenses	1,186,025	1,101,319	1,053,766	1,040,120	1,106,236

Gross profit	459,775	410,600	416,824	391,807	409,584
Selling, general and administrative expenses	392,727	353,834	350,865	338,551	351,246
Store opening costs	3,657	5,670	3,192	3,041	6,479
Goodwill impairment (1)	-	-	-	-	95,374
Interest expense, net	3,011	3,821	3,875	4,388	5,216

Income (loss) before income tax	60,380	47,275	58,892	45,827	(48,731)
Income tax expense	22,201	16,315	21,252	17,106	16,804

Net income (loss)	$38,179	$30,960	$37,640	$28,721	$(65,535)
Adjusted net income (loss) (non-GAAP) (2)	$42,559	$30,960	$37,640	$28,721	$(65,535)

Basic earnings (loss) per common share	$1.20	$0.93	$1.00	$0.76	$(1.71)
Basic weighted average common shares
outstanding	31,278	33,021	37,656	38,029	38,285

Diluted earnings (loss) per common share	$1.19	$0.92	$0.99	$0.75	$(1.71)
Adjusted diluted earnings (loss) per common share (2)	1.33	0.92	0.99	0.75	(1.71)
Diluted weighted average common shares
outstanding	31,600	33,278	38,010	38,413	38,285

Margin and other data:
Gross profit margin	27.9%	27.2%	28.3%	27.4%	27.0%
Selling, general and administrative expense rate	23.9%	23.4%	23.9%	23.6%	23.2%
Capital expenditures	$49,489	$45,731	$36,990	$42,707	$99,841
Construction allowances from landlords	4,193	4,499	5,476	3,875	17,536
Stock repurchases	387	110,919	31,976	1,327	9,060
Cash dividends per share	0.38	0.33	0.25	0.20	0.20

Store data:
Comparable store sales growth (decline)	5.7%	0.5%	0.2%	(7.9%)	(6.1%)
Store openings	56	37	33	28	56
Store closings	5	10	5	9	11
Number of stores open at end of period	864	813	786	758	739
Total selling area square footage at end of period	15,633	15,063	14,681	14,077	13,730

	February 2,	January 28,	January 29,	January 30,	January 31,
	2013	2012	2011	2010	2009
Balance sheet data:
Working capital	$259,260	$213,700	$262,100	$244,153	$201,971
Total assets	794,871	735,339	796,084	800,431	768,043
Debt obligations	12,329	49,503	38,492	51,218	57,012
Stockholders' equity	464,870	412,706	489,509	476,046	450,003

(1)
In fiscal year 2008, as a result of the decline in market capitalization and other factors, the Company recorded a one-time goodwill impairment charge of $95.4 million to write-off the carrying value of the Company's goodwill.

(2)	See Non-GAAP Financial Measures following below for additional information and reconciliation to the most directly comparable U.S. GAAP financial measure.

Non-GAAP Financial Measures

The following supplemental information presents the results of operations for 2012, 2011 and 2010.  2012 is presented in both on a basis in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and on a non-U.S. GAAP basis to show earnings with and without charges associated with the South Hill Consolidation and the former Chief Executive Officer's resignation.  Included in the South Hill Consolidation charges are incremental markdowns of approximately $1.0 million related to the footwear and home & gift areas that were consolidated beginning in the latter half of 2012.  Management believes this supplemental financial information enhances an investor's understanding of the Company's financial performance as it excludes those items which impact comparability of operating trends.  The non-U.S. GAAP financial information should not be considered in isolation or viewed as a substitute for net income, cash flow from operations or other measures of performance as defined by U.S. GAAP.  Moreover, the inclusion of non-U.S. GAAP financial information as used herein is not necessarily comparable to other similarly titled measures of other companies due to the potential inconsistencies in the method of presentation and items considered.  The following tables set forth the supplemental financial information and the reconciliation of U.S. GAAP disclosures to non-U.S. GAAP financial metrics (in thousands, except diluted earnings per share):

	Fiscal Year
	2012	2011	2010

Net income
On a U.S. GAAP basis	$38,179	$30,960	$37,640
South Hill Consolidation related charges, net of tax of $1,330	2,288	-	-
Former Chief Executive Officer resignation related charges, net of tax of $1,216	2,092	-	-
On a non-U.S. GAAP basis	$42,559	$30,960	$37,640

Diluted earnings per share:
On a U.S. GAAP basis	$1.19	$0.92	$0.99
South Hill Consolidation related charges	0.07	-	-
Former Chief Executive Officer resignation related charges	0.07	-	-
On a non-U.S. GAAP basis	$1.33	$0.92	$0.99

	Fiscal Year 2012
	Q1	Q2	Q3	Q4

Net income (loss)
On a U.S. GAAP basis	$(418)	$11,662	$(8,858)	$35,793
South Hill Consolidation related charges, net of tax of $0, $0, $503 and $827, respectively	-	-	866	1,422
Former Chief Executive Officer resignation related charges, net of tax of $1,103, $0, $0 and $113, respectively	1,897	-	-	195
On a non-U.S. GAAP basis	$1,479	$11,662	$(7,992)	$37,410

Diluted earnings (loss) per share:
On a U.S. GAAP basis	$(0.01)	$0.37	$(0.28)	$1.09
South Hill Consolidation related charges	-	-	0.03	0.04
Former Chief Executive Officer resignation related charges	0.06	-	-	0.01
On a non-U.S. GAAP basis	$0.05	$0.37	$(0.25)	$1.14

ITEM 7.                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The results of operations for fiscal year 2012 are based on a 53-week period. The results of operations for fiscal years 2011 and 2010 are based on a 52-week period.

Executive Summary

Stage Stores, Inc. (the "Company" or "Stage Stores") is a Houston, Texas-based retailer, which operates both department stores and off-price stores. Its department stores, which operate under the Bealls, Goody's, Palais Royal, Peebles and Stage nameplates, offer moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family.  Its off-price stores, which are called Steele's, offer brand name family apparel, accessories, shoes and home décor at significant savings to department store prices. The Company also offers its merchandise direct-to-consumer through its eCommerce website and Send program. The eCommerce website features similar merchandise categories to those found in the Company's stores as well as merchandise which is available only on-line. The Send program allows customers to have merchandise shipped directly to their homes from another store if their size or color is not available in a local store.

The Company's principal focus is on consumers in small and mid-sized markets which the Company believes are under-served and less competitive. In those small town markets where it operates a department store and an off-price store, the Company targets a different customer for each store and, therefore, believes that customer overlap between the two formats is minimal. At February 2, 2013, the Company operated 864 stores located in 40 states, 66% of which are in small markets with populations of less than 50,000 people.

Fiscal 2012

The Company's strategy in 2012 was to pursue growth in sales, operating margin and earnings.  Reflecting the successful implementation of its business strategies, total sales for the year increased 8.9% and comparable store sales also increased by 5.7%.  The gross profit rate for the year grew by 70 basis points and diluted earnings per share increased 29.3%.  Since launching its eCommerce website in December 2010, the Company has made growing its Direct-to-Consumer business a high priority. Direct-to-Consumer sales were $23.1 million in 2012, compared to $14.2 million in 2011. In early November, the Company launched a new customer loyalty program, which provides significantly enhanced benefits and incentives exclusively for its private label credit card holders. The launch was accompanied by the issuance of new credit cards to more than two million customers. The Company's goal in taking these actions was to increase both sales and the penetration rate for its private label credit card. The penetration rate for the private label credit card increased 110 basis points in 2012. In March 2012, Andy Hall, the Company's former President and Chief Executive Officer, resigned to pursue other interests. Michael Glazer, who has been on the Company's Board since 2001, was appointed President and Chief Executive Officer in April 2012. During 2012, the Company also appointed Steven Lawrence as Chief Merchandising Officer and Bill Gentner as Chief Marketing Officer and promoted Russ Lundy to Executive Vice President of Stores.

Operationally during the year, the Company opened 56 new stores, including 31 Steele's stores.  The Company also added 11 Estee Lauder and 8 Clinique counters, bringing the total number of stores with cosmetic treatment counters to 231.

As a result of damaged caused by Hurricane Sandy, the Company permanently closed one store in 2012, which did not have a material impact on the Company's business.  The Company's business was not otherwise affected by Hurricane Sandy.

Fiscal 2013 Outlook and Trends

The Company's strategy in 2013 will be focused on building on its 2012 achievements and pursuing further growth in sales, operating margin and earnings.  In 2013, the Company plans to exploit opportunities in areas such as new store growth, merchandising, marketing, seasonal events, Direct-to-Consumer, Steele's, the in-store experience, particularly visual merchandising, and information systems.  Additionally, the Company will continue its commitment to providing superior customer service and compelling merchandise assortments within existing product categories in an effort to grow the Company's share of business with its core customers and improve the in-store shopping experience while continuing to maintain strong control over inventories and expenses.

On February 11, 2013, the Company announced its plans to consolidate its South Hill operations into its corporate headquarters (the "South Hill Consolidation").  The South Hill Consolidation is expected to increase productivity, create synergies, strengthen collaboration, enhance the Company's purchasing power, and accelerate sales growth. The consolidation is also expected to result in annual savings of approximately $5 million. The consolidation and subsequent office closure is expected to be completed by the middle of 2013.

The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements included elsewhere herein.

Results of Operations

The results of operations for fiscal year 2012 are based on a 53-week period. The results of operations for fiscal years 2011 and 2010 are based on a 52-week period.

The following table sets forth the results of operations as a percent of sales for the periods indicated:

	Fiscal Year (1)
	2012	2011	2010

Net sales	100.0%	100.0%	100.0%
Cost of sales and related buying, occupancy and distribution expenses	72.1	72.8	71.7

Gross profit	27.9	27.2	28.3

Selling, general and administrative expenses	23.9	23.4	23.9
Store opening costs	0.2	0.4	0.2
Interest expense, net	0.2	0.3	0.3

Income before income tax	3.7	3.1	4.0
Income tax expense	1.3	1.1	1.4

Net income	2.3%	2.0%	2.6%

(1)  Percentages may not foot due to rounding.

2012 Compared to 2011

Sales for 2012 increased 8.9% to $1,645.8 million from $1,511.9 million for 2011.  The sales increase was driven by the strength of the Company's comparable stores and new stores.  Comparable store sales, which are sales in stores that are open for at least 14 full months prior to the reporting period, including eCommerce sales, increased by 5.7% in the current year.  This compares to a 0.5% increase in comparable store sales in the prior year. Excluding eCommerce sales, comparable store sales increased 5.2% in the current year as compared to flat sales in the prior year. In 2012, comparable stores sales increased $84.6 million, while non-comparable store sales increased $33.0 million, driven by the net increase of 51 additional stores. Sales during the 53rd week of 2012 accounted for $16.3 million of the increase, or 1.1%.  The 5.7% increase in comparable store sales for 2012 reflects a combination of a 1.1% increase in the number of transactions, an increase of 3.1% in average unit retail and an increase of 1.4% in units per transaction.

Comparable store sales increase (decrease) by quarter is presented below:

	Fiscal Year
	2012	2011
1st Quarter	2.5%	0.2%
2nd Quarter	5.4	0.9
3rd Quarter	8.1	(0.6)
4th Quarter	6.6	1.3
Total Year	5.7	0.5

On a merchandise category basis, the Company experienced comparable store sales increases in almost every merchandise category during the current year, with home & gifts, footwear, cosmetics, missy sportswear, junior sportswear, and special sizes exceeding the Company average. The Company continues to grow its cosmetics line of business through the installation of Estee Lauder and Clinique counters, as 11 new Estee Lauder and 8 new Clinique counters were opened during the fiscal year, which raised the total number of stores with cosmetic treatment counters to 231.  Home & gifts, which had the largest comparable increase, is benefitting from an expanded assortment and will continue to be an area of emphasis in 2013.  Sales also benefited from increased offerings across all merchandise categories of national brand name merchandise as new brand names were added and sought-after existing brands were expanded. Lastly, the Company made strategic investments in inventory in certain areas to take advantage of macro trends, such as the energy boom in west Texas and Pennsylvania, competitive situations, such as J.C. Penney stores, and brand enhancements in regions such as border stores, and invested in basic items such as socks, underwear and jeans to improve in-stock status.

On a market population basis, utilizing a ten-mile radius from each store, all market areas experienced an increase in comparable store sales in the current year.  The Company's small market stores (populations less than 50,000) achieved a comparable store sales increase of 4.7%, while the Company's mid-sized (populations of 50,000 to 150,000) and large markets (populations greater than 150,000) achieved comparable store sales increases of 7.4% and 7.5%, respectively.  Geographically, all regions except for the Southeast experienced comparable store sales increases in 2012.  The Southeast region, which was the Company's best performing region in 2011 due to the rebranded Goody's stores, was negatively impacted by the anniversary of the Goody's rebrands.  The Company has also benefited from additional market share gains in the rural markets where it competes directly with J.C. Penney stores.

The following is a summary of the changes in the components of cost of sales between 2012 and 2011, expressed as a percent of sales:

Decrease in the Components of Cost of Sales

Merchandise cost of sales rate	(0.2)%
Buying, occupancy and distribution expenses rate	(0.5)
Cost of sales rate	(0.7)%

Gross profit in the current year was $459.8 million, an increase of 12.0% from $410.6 million in the prior year.  Gross profit, as a percent of sales, increased to 27.9% in the current year from 27.2% in the prior year. The 0.7% improvement in the gross profit rate reflects a 0.2% decrease in the merchandise cost of sales rate and a 0.5% decrease in the buying, occupancy and distribution expenses rate. The decrease in merchandise cost of sales rate is primarily a result of lower markdowns in the current year compared to the prior year.  The decrease in buying, occupancy and distribution expenses rate was mainly due to improved leverage from higher sales in the current year as compared to the prior year.  Cost of sales for 2012 includes $1.6 million in expenses and approximately $1.0 million in inventory markdowns related to the South Hill Consolidation.

Selling, general and administrative ("SG&A") expenses in the current year increased $38.9 million to $392.7 million from $353.8 million in the prior year.  As a percent of sales, SG&A expenses increased to 23.9% in the current year from 23.4% in the prior year. SG&A expenses in 2012 include one-time charges of approximately $3.3 million incurred in the current year associated with the resignation of the Company's former Chief Executive Officer and $1.1 million in expense related to the South Hill Consolidation.  The increase in the current year also reflects incremental costs to operate 51 net additional stores, higher expenses related to the eCommerce and Steele's initiatives and higher incentive compensation costs of $17.1 million due to the Company's better results during the current year. These higher costs were partially offset by higher credit income of $12.2 million associated with the Company's private label credit card portfolio.

Store opening costs in 2012 were $3.7 million, which included costs related to the opening of 56 new stores and the relocation of 6 stores. In 2011, the Company incurred $5.7 million, which included costs related to the opening of 37 new stores, the relocation of 3 stores and the rebranding of 148 stores.  Store opening costs are expensed as incurred and include costs of stores opening in future quarters.

Net interest expense was $3.0 million in the current year and $3.8 million the prior year.  Interest expense is primarily comprised of interest on borrowings under the Revolving Credit Facility (see "Liquidity and Capital Resources"), related letters of credit and commitment fees, amortization of debt issuance costs, interest on finance lease obligations and equipment financing notes.  The decrease in interest expense is primarily due to the reduced amount of long-term debt obligations, as the Company paid off its equipment financing notes in the current year second quarter.

The Company's effective tax rate in 2012 was 36.8%, resulting in tax expense of $22.2 million. This compares to income tax expense of $16.3 million in 2011 at an effective rate of 34.5%.  The prior year benefited from discreet tax benefit items which were principally related to prior years' domestic production activities and employment tax credits.

As a result of the foregoing, the Company had net income of $38.2 million for 2012 as compared to net income of $31.0 million for 2011. The inclusion of the 53rd week in 2012 did not have a material impact on the results of operations.

2011 Compared to 2010

Sales for 2011 increased 2.8% to $1,511.9 million from $1,470.6 million for 2010.  The sales increase was driven primarily by the strength of the Company's new stores.  Comparable store sales, which are sales in stores that are open for at least 14 full months prior to the reporting period including eCommerce sales, increased by 0.5% in the current year.  This compares to a 0.2% increase in comparable store sales in the prior year. Excluding eCommerce sales, comparable store sales were flat with the prior year. In 2011, comparable stores sales increased $7.4 million, while non-comparable store sales increased $23.1 million, driven primarily by the net increase of 27 additional stores.  The 0.5% increase in comparable store sales for 2011 reflects a combination of a 1.7% increase in the number of transactions, a decrease of 1.3% in average unit retail and an increase of 0.1% in units per transaction.

Comparable store sales increase (decrease) by quarter is presented below:

	Fiscal Year
	2011	2010
1st Quarter	0.2%	(0.6)%
2nd Quarter	0.9	(1.6)
3rd Quarter	(0.6)	(0.3)
4th Quarter	1.3	2.5
Total Year	0.5	0.2

On a merchandise category basis, the Company experienced comparable store sales increases in a number of key merchandise categories (i.e., those categories comprising greater than 5% of sales).  Footwear, children's, cosmetics and junior sportswear all had comparable store sales gains in 2011.  The Company continues to grow its cosmetics line of business through the installation of Estee Lauder and Clinique counters, as 10 new Estee Lauder and 10 new Clinique counters were opened during the fiscal year, which raised the total number of counters to 186 and 179, respectively.

On a market population basis, utilizing a ten-mile radius from each store, the Company's small market stores (those in market areas with populations of less than 50,000) outperformed stores in its mid-sized (those in market areas with populations of 50,000 to 150,000) and large markets (those in market areas with populations greater than 150,000) in 2011.  Comparable store sales increased 1.1% in its small market stores, were flat in its mid-sized market stores and decreased 1.6%

in its large market stores.  The small markets continue to be the focus of the Company's new store expansion plans, as stores in these markets have consistently outperformed stores in mid-sized and large markets.

The following is a summary of the changes in the components of cost of sales between 2011 and 2010, expressed as a percent of sales:

Increase (Decrease) in the Components of Cost of Sales

Merchandise cost of sales rate	1.4%
Buying, occupancy and distribution expenses rate	(0.3)
Cost of sales rate	1.1%

Gross profit in 2011 was $410.6 million, a decrease of 1.5% from $416.8 million in 2010.  Gross profit, as a percent of sales, was 27.2% in 2011 and 28.3% in 2010.  The increase in the merchandise cost of sales rate is reflective of higher product costs in the fall, increased markdowns due to the continuing promotional environment and the Company's efforts to drive business and manage its inventory levels.   The decrease in buying, occupancy and distribution expenses rate was mainly due to leverage from higher sales in the current year and lower impairment charges in the current year, partially offset by higher buying expenses in the current year, which includes the Steele's buying expenses, and higher distribution expenses.

SG&A expenses in 2011 increased by $3.0 million, or 0.8%, to $353.8 million from $350.8 million in 2010.  As a percent of sales, SG&A expenses decreased to 23.4% in 2011 from 23.9% in 2010.  The increase in SG&A expenses in 2011 was primary due to increases in expenses related to eCommerce and Steele's, while operating 27 net additional stores.  The SG&A rate decreased 50 basis points, which was primarily due to improved leveraging of store expenses and higher yield on the private label credit card.

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

Net interest expense was $3.8 million in 2011 as compared to $3.9 million in 2010. Interest expense is primarily comprised of interest on borrowings under the Company's Revolving Credit Facility, related letters of credit and commitment fees, amortization of debt issue costs and interest on financing lease obligations and equipment financing notes.  The decrease in interest expense is primarily due to a lower average amount outstanding on equipment financing notes, partially offset by higher borrowings under the Company's Revolving Credit Facility (see "Liquidity and Capital Resources").  The weighted average balance on the Company's equipment financing notes outstanding was $23.9 million in 2011 as compared to $37.1 million in 2010.

The Company's effective tax rate in 2011 was 34.5%, resulting in tax expense of $16.3 million. This compares to income tax expense of $21.3 million in 2010 at an effective rate of 36.1%.  The current year benefited from domestic production activities and additional employment tax credits.

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

The following table shows quarterly information (unaudited) for the Company (in thousands, except per share amounts):

	Fiscal Year 2012
	Q1	Q2	Q3	Q4
Net sales	$365,694	$381,624	$370,583	$527,899
Gross profit	93,839	115,174	79,864	170,898
Net (loss) income	(418)	11,662	(8,858)	35,793
Adjusted net income (loss) (non-GAAP) (1)	1,479	11,662	(7,992)	37,410

Basic (loss) earnings per common share	$(0.01)	$0.37	$(0.28)	$1.10
Diluted (loss) earnings per common share	(0.01)	0.37	(0.28)	1.09
Adjusted diluted earnings (loss) per common share (1)	0.05	0.37	(0.25)	1.14

Basic weighted average shares	30,536	31,010	31,558	31,957
Diluted weighted average shares	30,536	31,225	31,558	32,376

	Fiscal Year 2011
	Q1	Q2	Q3	Q4
Net sales	$346,483	$352,832	$333,508	$479,096
Gross profit	85,220	103,857	71,163	150,360
Net (loss) income	(461)	10,013	(11,306)	32,714

Basic (loss) earnings per common share	$(0.01)	$0.29	$(0.36)	$1.06
Diluted (loss) earnings per common share	(0.01)	0.29	(0.36)	1.05

Basic weighted average shares	36,279	34,236	31,139	30,432
Diluted weighted average shares	36,279	34,635	31,139	30,603

(1) See Item 6, Selected Financial Data, for discussion of this non-GAAP financial measure and reconciliation to the most directly comparable U.S. GAAP financial measure.

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

Key components of the Company's cash flows are summarized below (in thousands):
	Fiscal Year
	2012	2011	2010
Net cash provided by (used in):
Operating activities	$75,981	$78,055	$77,875
Investing activities	(49,439)	(45,318)	(36,459)
Financing activities	(27,226)	(103,465)	(45,781)

Operating Activities

During 2012, the Company generated $76.0 million in cash from operating activities.  Net income, adjusted for non-cash expenses, provided cash of approximately $106.3 million.  Changes in operating assets and liabilities used net cash of approximately $34.5 million, which included a $66.0 million increase in merchandise inventories primarily to support the higher number of stores open and strategic investments in the current year to support various sales initiatives previously discussed above and an increase in other assets of $4.8 million partially offset by an increase in accounts payable and other liabilities of $36.2 million. Additionally, cash flows from operating activities included construction allowances from landlords of $4.2 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

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

During 2010, the Company generated $77.9 million in cash from operating activities.  Net income, adjusted for non-cash expenses, provided cash of approximately $110.3 million.  Changes in operating assets and liabilities used net cash of approximately $37.9 million, which included a $19.1 million increase in merchandise inventories due to a net increase of 28 stores and a more aggressive approach in stocking inventory in 2010, an increase in other assets of $8.2 million mainly due to an increase in vendor allowances and a $10.6 million decrease in accounts payable and other liabilities, which included a decrease in merchandise payables and a decrease in pension liability.  Additionally, cash flows from operating activities also included construction allowances from landlords amounting to $5.5 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

Investing Activities

Capital expenditures for 2012 were $49.5 million compared to $45.7 million in 2011 and $37.0 million in 2010.  The Company opened 56 new stores and relocated 6 stores in 2012.  In 2011, it opened 37 new stores, reopened 2 fire-damaged stores, a flood-damaged store and a snow damaged store, rebranded 148 stores and relocated 3 stores.  In 2010, it opened 33 new stores, reopened a tornado-damaged store and relocated 2.  The Company received construction allowances from landlords of $4.2 million in 2012 to fund a portion of the capital expenditures related to store leasehold improvements in new and relocated stores, while $4.5 million and $5.5 million were received from landlords in 2011 and 2010, respectively.  These funds have been recorded as deferred rent credits in the balance sheet and are amortized as an offset to rent expense over the lease term commencing with the date the allowances were contractually earned.

Management currently estimates that capital expenditures in 2013, net of construction allowances to be received from landlords, will be approximately $57.0 million.  The expenditures will principally be for the opening of new stores, store expansions, relocations and remodels and increased investments in technology, including a new eCommerce platform and merchandising systems enhancements.

Financing Activities

On June 30, 2011, the Company entered into an Amended and Restated Credit Agreement for a $250.0 million senior secured revolving credit facility (the "Amended and Restated Credit Agreement" or "Revolving Credit Facility") that matures on June 30, 2016.  The Revolving Credit Facility includes an uncommitted accordion feature to increase the size of the facility to $350.0 million.  Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement.  The daily interest rates under the Revolving Credit Facility are determined by a prime rate or LIBOR rate plus an applicable margin, as set forth in the Revolving Credit Facility agreement.  Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility.  The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures and other general corporate purposes, as well as to support its outstanding letters of credit requirements.  During 2012, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 2.1% and $24.4 million, respectively, as compared to 2.1% and $25.0 million in 2011 and 3.3% and $0.1 million in 2010.   The outstanding balance on the Company's Revolving Credit Facility was $6.0 million and $24.5 million as of February 2, 2013 and January 28, 2012, respectively.

The Company also issues letters of credit to support certain merchandise purchases and to collateralize retained risks and deductibles under various insurance programs.  The Company had outstanding letters of credit totaling approximately $5.2 million at February 2, 2013 under its Revolving Credit Facility.  These letters of credit expire within twelve months of issuance.  Excess borrowing availability under the Revolving Credit Facility at February 2, 2013, net of letters of credit outstanding and outstanding borrowings, was $238.8 million.

The Revolving Credit Facility contains covenants that, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions.  The Revolving Credit Facility also contains a fixed charge coverage ratio covenant in the event excess availability is below a defined threshold or an event of default has occurred.  At February 2, 2013, the Company was in compliance with all of the financial covenants of the Revolving Credit Facility and expects to continue to be in compliance in 2013.

On May 21, 2012, the Company repaid the outstanding balance of its equipment financing notes which bore interest ranging from 4.6% to 6.0% by utilizing lower cost Revolving Credit Facility borrowings. The Company paid approximately $14.0 million, which included $0.1 million in prepayment penalty fees.  Equipment financing notes were payable in monthly installments over a five-year term and were secured by certain fixtures and equipment.  The Company did not incur any new borrowings under equipment financing notes during 2012 and 2011. Payments for equipment financing notes were $12.9 million in 2011 and $12.1 million in 2010.

On June 11, 2012, the Company announced that its Board of Directors ("the Board") approved an 11% increase in the Company's quarterly cash dividend rate to 10 cents per share from the previous quarterly rate of 9 cents per share.  The new quarterly rate of 10 cents per share is applicable to dividends declared by the Board after June 20, 2012.  Dividend payments totaled $12.0 million, $11.0 million and $9.5 million for 2012, 2011 and 2010, respectively. On February 22, 2013, the Company announced that the Board declared a quarterly cash dividend of 10 cents per share on the Company's common stock, payable on March 20, 2013, to shareholders of record at the close of business on March 5, 2013.

On March 7, 2011, the Company's Board approved a Stock Repurchase Program (the "2011 Stock Repurchase Program") which authorized the Company to repurchase (i) up to $200 million of its outstanding common stock plus (ii) such additional amounts of its outstanding common stock using proceeds from the exercise of stock options as well as the tax benefits that accrue to the Company from the exercise of stock options, SARs and other equity grants. The 2011 Stock Repurchase Program will expire when the Company has repurchased the $200 million portion, unless terminated earlier by the Company's Board. Purchases of shares of common stock may be made from time to time, either on the open market or through privately negotiated transactions and are financed by either (i) the Company's existing cash, cash flow and other liquidity sources, as appropriate, or (ii) proceeds related to the exercise of equity grants.  On June 11, 2012, the Company announced that its Board has chosen not to spend additional capital under the 2011 Stock Repurchase Program at this time.

Financed by the Company's existing cash, cash flow and other liquidity sources, the Company spent $100.0 million during 2011 to repurchase approximately 6.1 million shares of its common stock and $61.6 thousand during 2012 to repurchase 4,400 shares of its common stock under the 2011 Stock Repurchase Program. Using proceeds from the exercise of stock options as well as the tax benefits that accrue to the Company from the exercise of stock options, SARs and other equity grants, the Company spent $10.0 million during 2011 to repurchase approximately 0.7 million shares of its common stock and nil in 2012. As of February 2, 2013, $99.9 million of the $200.0 million portion of the 2011 Stock Repurchase Program remained available and an additional $24.2 million was available from proceeds related to the exercise of equity grants.

While there can be no assurances, management believes that there should be sufficient liquidity to cover both the Company's short-term and long-term funding needs.  The Company anticipates that it has adequate cash flows to cover its working capital needs, planned capital expenditures and debt service requirements for the next year and foreseeable future.

Contractual Obligations

The Company has numerous contractual commitments for purchases of merchandise inventories, services arising in the ordinary course of business, letters of credit, Revolving Credit Facility and other debt service and leases.  Presented below is a summary of the Company's contractual obligations as of February 2, 2013 (in thousands).  These items are discussed in further detail in Note 7 and Note 12 to the Consolidated Financial Statements.

		Payment Due by Period
		Less Than	1-3	4-5	More than 5
Contractual Obligations	Total	One Year	Years	Years	Years
Long-term debt obligations
Documentary letters of credit (1)	$1,183	$1,183	$-	$-	$-
Capital (finance) lease obligations
Finance lease obligations	6,329	744	1,821	2,214	1,550
Interest payments on finance lease obligations	2,098	562	891	518	127
Operating lease obligations
Office, property and equipment leases (2)	417,984	83,889	140,927	100,740	92,428
Purchase obligations (3)	15,885	8,511	6,545	705	124
Other long-term liabilities (4)	-	-	-	-	-
Total contractual obligations	$443,479	$94,889	$150,184	$104,177	$94,229

(1)	These documentary letters of credit support the importing of private label merchandise. The Company also had outstanding stand-by letters of credit that totaled approximately $4.0 million at February 2, 2013 required to collateralize retained risks and deductibles under various insurance programs. The estimated liability that will be paid in cash related to stand-by letters of credit supporting insurance programs is reflected in accrued expenses. If the Company fails to make payments when due, the beneficiaries of letters of credit could make demand for payment under the letters of credit.

(2)	The Company has certain operating leases with provisions for step rent or escalation payments. The Company records rent expense on a straight-line basis, evenly dividing rent expense over the lease term, including the build-out period, if any, and where appropriate, applicable available lease renewal option periods. However, this accounting treatment does not affect the future annual operating lease cash obligations as shown herein. The Company records construction allowances from landlords as a deferred rent credit when earned. Such deferred rent credit is amortized over the related term of the lease, commencing with the date the Company contractually earned the construction allowance, as a reduction of rent expense.

Certain leases provide for contingent rents that are not measurable at inception.  These contingent rents are primarily based on a percentage of sales that are in excess of a predetermined level.  These amounts are excluded from minimum rent and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable.

(3)	Purchase obligations include legally binding contracts such as firm commitments for utility purchases, capital expenditures, software acquisition/license commitments and legally binding service contracts. For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. If the obligation to purchase goods or services is non-cancelable, the entire value of the contract is included in the above table. If the obligation is cancelable, but the Company would incur a penalty if cancelled, the dollar amount of the penalty is included as a "purchase obligation." The Company fully expects to receive the benefits of the goods or services in connection with fulfilling its obligation under these agreements. The expected timing for payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the timing of receipt of goods or services or changes to agreed-upon amounts for some obligations.

(4)	Other long-term liabilities consist of deferred rent, deferred compensation and pension liability (see Note 8 to the Consolidated Financial Statements). Deferred rent of $54.1 million is included as a component of "operating lease obligations" in the contractual obligations table. Deferred compensation and pension liability are not included in the contractual obligations table as the timing of future payments is indeterminable.

In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise typically up to six months in advance of expected delivery.  These purchase orders do not contain any significant termination payments or other penalties if cancelled. As of February 2, 2013, the Company had outstanding purchase orders of $191.6 million.

The Company's funding policy is to make contributions to maintain the minimum funding requirements for its pension obligations in accordance with the Employee Retirement Income Security Act.  The Company may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover short-term liquidity needs of its defined benefit plan (the "Plan") in order to maintain current invested positions.  The Company has no minimum contribution requirements for 2013.  The Company contributed $0.1 million and $1.0 million to the Plan in 2012 and 2011, respectively.

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

Inventory valuation.  The Company values merchandise inventories using the lower of cost or market with cost determined using the weighted average cost method.  The Company capitalizes distribution center costs associated with preparing inventory for sale, such as distribution payroll, benefits, occupancy, depreciation and other direct operating expenses as part of merchandise inventories.  The Company also includes in inventory the cost of freight to the Company's distribution centers and to stores as well as duties and fees related to import purchases.

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

Impairment of long-lived assets.  Property, plant and equipment and other long-lived assets are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  For long-lived assets to be held and used, the Company bases its evaluation on impairment indicators such as the nature of the assets' physical condition, the future economic benefit of the asset, any historical or future profitability measurements and other external market conditions or factors that may be present.  If such impairment indicators are present or other factors exist that indicate the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist.  If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated fair value of the asset.  Management's judgment is necessary to estimate fair value.  Accordingly, actual results could vary from those estimates.
Intangible asset and impairment of intangible assets.  As a part of the acquisition of Peebles in 2003, the Company acquired the rights to the tradename and trademark (collectively the "Tradename") of "Peebles," which was identified as an indefinite life intangible.  The value of the Tradename was determined to be $14.9 million at the time of the Peebles acquisition. Indefinite life intangible assets are not amortized but are tested for impairment annually or more frequently when indicators of impairment exist.  The Company completed its annual impairment test during the fourth quarter of 2012 and determined there was no impairment.
Revenue recognition.  Net sales, which excludes sales tax and are net of estimated returns, are recorded at point-of-sale in stores when payment is received and the customer takes possession of merchandise and at time of shipment for eCommerce sales.  Shipping and handling fees charged to customers are also included in net sales with the corresponding costs recorded as costs of goods sold.  The Company records deferred revenue on its balance sheet for the sale of gift cards and recognizes this revenue upon the redemption of gift cards in net sales.  The Company similarly records deferred revenue on its balance sheet for merchandise credits issued related to customer returns and recognizes this revenue upon the redemption of the merchandise credits.

Gift card and merchandise credits liability.  Unredeemed gift cards and merchandise credits are recorded as a liability. Gift card and merchandise credit breakage income ("breakage income") represents the balance of gift cards and merchandise credits for which the Company believes the likelihood of redemption is remote.  Breakage income is recognized based on usage or historical redemptions.  The Company's gift cards and merchandise credits are considered to be a large pool of homogeneous transactions.  The Company uses historical data to determine the breakage rate and objectively determines the estimated time period of actual redemptions.  The Company recognized approximately $1.0 million, $0.8 million and $0.8 million of breakage income in 2012, 2011 and 2010, respectively, which is included in the Consolidated Statements of Operations and Comprehensive Income as a reduction in selling, general and administrative expenses.

Customer Loyalty Program.  Customers who spend a required amount within a specified timeframe using the Company's private label credit card receive reward certificates which can be redeemed for merchandise.  The Company estimates the net cost of the rewards that will be issued and redeemed and records this cost as purchases toward reward certificates as accumulated.  The cost of the loyalty rewards program benefit is recorded in cost of sales, given that the Company provides customers with merchandise for these awards.

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

Frozen defined benefit plan.  The Company maintains a frozen defined benefit plan.  The plan's obligations and related assets are presented in Note 14 to the Consolidated Financial Statements.  The plan's assets are invested in actively managed and indexed mutual funds of domestic and international equities and investment-grade corporate bonds and U.S. government securities.   The plan's obligations and the annual pension expense are determined by independent actuaries using a number of assumptions.  Key assumptions in measuring the plan's obligations include the discount rate applied to future benefit obligations and the estimated future return on plan assets.  At February 2, 2013, assumptions used were a weighted average discount rate of 4.4% and a weighted average long-term rate of return on the plan assets of 7.0%.

Recent Accounting Standards and Disclosures

In February 2013, the FASB issued ASU No. 2013-02, which amends ASC Topic 220, Comprehensive Income and requires that entities present information about reclassification adjustments from accumulated other comprehensive income in their interim and annual financial statements. The standard requires that entities present either on the face of the income statement or as a separate note to the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income. If a component is not required to be reclassified to net income in its entirety, entities are required to cross reference to the related footnote for additional information. For public companies, the standard is effective for fiscal years and interim periods beginning after December 15, 2012.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other, which amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets for impairment.  The revised guidance permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test.  The ASU is effective for impairment tests performed for fiscal years beginning after September 15, 2012.  The Company will adopt this ASU for its 2013 impairment testing.  The Company does not expect the adoption of this ASU to have a material impact, if any, on the Company's consolidated financial condition, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and requires entities to present comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The adoption of this standard does not change the components of other comprehensive income. For public companies, the new disclosure requirements were effective for fiscal years and interim periods beginning after December 15, 2011.  The Company adopted ASU 2011-05 on January 29, 2012 and presents comprehensive income in a single continuous statement.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and International Financial Reporting Standards ("IFRS").  ASU 2011-04 clarifies existing fair value measurement and disclosure requirements, amends certain fair value measurement principles and requires additional disclosures about fair value measurements.  For public companies, the amendments in ASU 2011-04 are effective for fiscal years and interim periods beginning after December 15, 2011.  The adoption of ASU 2011-04 did not have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

ITEM 7A.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Borrowings under the Company's Revolving Credit Facility bear a floating rate of interest.  As of February 2, 2013, the outstanding borrowings under the Company's Revolving Credit Facility were $6.0 million.  On future borrowings, an increase in interest rates may have a negative impact on the Company's results of operations and cash flows.  The Company had average daily borrowings of $24.4 million bearing a weighted average interest rate of 2.1% during 2012.  A hypothetical 10% change from the weighted average interest rate would have a $0.1 million effect on the Company's 2012 annual results of operations and cash flows.

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

Management of the Company, with the participation of the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures and concluded that the Company's disclosure controls and procedures were effective as of February 2, 2013.

Management's Annual Report on Internal Control Over Financial Reporting

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

With the participation of the Chief Executive Officer and Chief Financial Officer, the Company's management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company's management concluded that the Company's internal control over financial reporting was effective as of February 2, 2013.

Our independent registered public accounting firm, Deloitte & Touche LLP, with direct access to our Board of Directors through our Audit Committee, has audited the consolidated financial statements prepared by the Company and has issued an attestation report on the effectiveness of the Company's internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Management of the Company, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the internal control over financial reporting and concluded that no change in the Company's internal control over financial reporting occurred during the fourth quarter ended February 2, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.                          OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following information pertains to the executive officers of the Company as of March 27, 2013:

Name	Age	Position
Michael L. Glazer	64	President and Chief Executive Officer, Director
Edward J. Record	45	Chief Operating Officer
Steven P. Lawrence	45	Chief Merchandising Officer
Oded Shein	51	Executive Vice President, Chief Financial Officer
Michael M. Searles	63	President and Chief Operating Officer of the South Hill Division
Ron D. Lucas	65	Executive Vice President, Human Resources
Steven L. Hunter	42	Executive Vice President, Chief Information Officer
Russell A. Lundy	50	Executive Vice President, Stores
Richard E. Stasyszen	52	Senior Vice President, Finance and Controller

Mr. Glazer joined the Company in April 2012 as President and Chief Executive Officer. He has served as a Director of the Company since August 2001. Mr. Glazer served as the President and CEO of Mattress Giant Corporation from October 2009 to April 2012.
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

Mr. Lawrence joined the Company in April 2012 as Chief Merchandising Officer. Prior to joining Stage Stores, he spent 11 years with J.C. Penney, where he was most recently Co-Chief Merchant EVP GMM Men's, Kids & Home.  Prior to joining J.C. Penney, Mr. Lawrence spent 11 years at the former Foley's Department Stores, where he held various merchandising positions of increasing responsibility.
Mr. Shein joined the Company in January 2011 as Executive Vice President, Chief Financial Officer.  From July 2004 to January 2011, he served in various financial positions at Belk, Inc., which included Vice President, Finance and Vice President and Treasurer.  Prior to joining Belk, Inc., Mr. Shein served as the Vice President, Treasurer of Charming Shoppes, Inc.

Mr. Searles joined the Company in September 2011 as President and Chief Operating Officer of the South Hill Division. From December 2004 to April 2008 he served as President and CEO of Wilsons Leather Stores, Inc., a leading specialty retailer of accessories and outerwear. Prior to that time, Mr. Searles served as Chairman and CEO of Factory 2-U Stores, Inc., in addition to holding senior executive positions at several other national retail chains.

Mr. Lucas joined the Company in July 1995 as Senior Vice President, Human Resources and was promoted to Executive Vice President, Human Resources in March 1998.

Mr. Hunter joined the Company in June 2008 as Senior Vice President, Chief Information Officer and was promoted to Executive Vice President, Chief Information Officer in March 2010.  From May 2003 to June 2008, he served as Senior Vice President of Information Technology at Belk, Inc.

Mr. Lundy joined the Company in November 2003 as Senior Vice President, Stores and was promoted to Executive Vice President, Stores in January 2013.   Prior to joining the Company, he spent 27 years with Peebles, Inc.

Mr. Stasyszen joined the Company in March 1998 as Assistant Controller and was subsequently promoted to Vice President and Controller in February 1999.  In July 2001, he was promoted to Senior Vice President, Finance and Controller.

The remaining information called for by this item is incorporated by reference to "Information Relating to the Board of Directors and Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11.                          EXECUTIVE COMPENSATION

Information regarding executive compensation called for by this item is incorporated by reference to "Information Relating to Board of Directors and Committees – Compensation Committee-Compensation Committee Interlocks and Insider Participation," "Compensation of Directors and Executive Officers" and "Compensation of Directors and Executive Officers – Compensation Committee Report" in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the security ownership of certain beneficial owners and management and related stockholder matters called for by this item is incorporated by reference to "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

The remaining information called for by this item is incorporated by reference to "Securities Authorized For Issuance Under Equity Compensation Plans" in the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

            Information called for by this item is incorporated by reference to "Transactions with Related Persons," "Information Relating to Directors and Director Nominees-In General" and "Information Related to the Board of Directors and Committees-Director Independence" in the Proxy Statement.

ITEM 14.                          PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding fees billed to the Company by its independent registered public accounting firm, Deloitte & Touche LLP, is incorporated by reference to "Principal Accountant Fees and Services" in the Proxy Statement.

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

Exhibit
Number                                                                                                  Description

3.1	Amended and Restated Articles of Incorporation of Stage Stores, Inc. dated June 7, 2007 are incorporated by reference to Exhibit 3.1 to Stage Stores' Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed September 12, 2007.
3.2	Amended and Restated By-Laws of Stage Stores, Inc. dated March 28, 2007 are incorporated by reference to Exhibit 3.3 to Stage Stores' Annual Report on Form 10-K (Commission File No, 1-14035) filed April 3, 2007.
4.1
Form of Common Stock Certificate of Stage Stores, Inc. is incorporated by reference to Exhibit 4.1 to Stage Stores' Registration Statement on Form 10 (Commission File No. 000-21011) filed October 29, 2001.

4.2	Amended and Restated Credit Agreement dated as of June 30, 2011, among Specialty Retailers, Inc., as Borrower, Stages Stores, Inc. and Specialty Retailers (TX) LLC, as Facility Guarantors, the Lenders Party thereto, Bank of America, N.A., as Administrative Agent and as Collateral Agent, Wells Fargo Capital Finance, LLC, as Documentation Agent, and JPMorgan Chase Bank, N.A. and Regions Bank, as Co-Syndication Agents is incorporated by reference to Exhibit 4.1 to Stage Stores' Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed September 7, 2011. Some schedules to this Exhibit have been omitted. The registrant agrees to furnish supplementally a copy of any of the omitted schedules to this Exhibit to the Securities and Exchange Commission upon its request.
10.1†	Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan effective June 3, 2004 is incorporated by reference to Exhibit 10.1 to Stage Stores' Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed September 6, 2012.
10.2†	Stage Stores, Inc. Second Amended and Restated 2008 Equity Incentive Plan effective June 9, 2011 is incorporated by reference to Exhibit 10.2 to Stage Stores' Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed September 6, 2012.
10.3†	Stage Stores, Inc. Amended and Restated 2003 Non-Employee Director Equity Compensation Plan effective March 28, 2012 is incorporated by reference to Exhibit 10.3 to Stage Stores' Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed September 6, 2012.
10.4†	Form of Stock Appreciation Rights Agreement (Employee) under the Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan is incorporated by reference to Exhibit 10.4 to Stage Stores' Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed September 6, 2012.

10.5†	Form of Stock Appreciation Rights Agreement (Employee) under the Stage Stores, Inc. Second Amended and Restated 2008 Equity Incentive Plan is incorporated by reference to Exhibit 10.5 to Stage Stores' Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed September 6, 2012.
10.6†	Form of Performance Based Share Agreement under the Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan is incorporated by reference to Exhibit 10.6 to Stage Stores' Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed September 6, 2012.
10.7†	Form of Performance Based Share Agreement under the Stage Stores, Inc. Second Amended and Restated 2008 Equity Incentive Plan is incorporated by reference to Exhibit 10.7 to Stage Stores' Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed September 6, 2012.
10.8†	Form of Restricted Stock Award Agreement (Employee) under the Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan (prior to 2012; cliff vesting; all employees) is incorporated by reference to Exhibit 10.8 to Stage Stores' Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed September 6, 2012.
10.9†	Form of Restricted Stock Award Agreement (Employee) under the Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan (4 year pro rata vesting; SVPs and above) is incorporated by reference to Exhibit 10.9 to Stage Stores' Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed September 6, 2012.
10.10†	Form of Restricted Stock Award Agreement (Employee) under the Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan (4 year pro rata vesting; below SVP level) is incorporated by reference to Exhibit 10.10 to Stage Stores' Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed September 6, 2012.
10.11†	Form of Restricted Stock Award Agreement (Employee) under the Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan (4 year pro rata vesting; EVPs and above; with non-compete) is incorporated by reference to Exhibit 10.11 to Stage Stores' Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed September 6, 2012.
10.12†	Form of Restricted Stock Award Agreement (Employee) under the Stage Stores, Inc. Second Amended and Restated 2008 Equity Incentive Plan (cliff vesting; all employees) is incorporated by reference to Exhibit 10.12 to Stage Stores' Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed September 6, 2012.
10.13†	Form of Restricted Stock Award Agreement (Employee) under the Stage Stores, Inc. Second Amended and Restated 2008 Equity Incentive Plan (4 year pro rata vesting; SVPs and above) is incorporated by reference to Exhibit 10.13 to Stage Stores' Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed September 6, 2012.
10.14†	Form of Restricted Stock Award Agreement (Employee) under the Stage Stores, Inc. Second Amended and Restated 2008 Equity Incentive Plan (4 year pro rata vesting; below SVP level) is incorporated by reference to Exhibit 10.14 to Stage Stores' Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed September 6, 2012.
10.15†	Form of Restricted Stock Award Agreement (Employee) under the Stage Stores, Inc. Second Amended and Restated 2008 Equity Incentive Plan (4 year pro rata vesting; EVPs and above; with non-compete) is incorporated by reference to Exhibit 10.15 to Stage Stores' Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed September 6, 2012.

10.16†	Form of Nonstatutory Stock Option Agreement (Employee) under the Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan is incorporated by reference to Exhibit 10.16 to Stage Stores' Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed September 6, 2012.
10.17†	Form of Nonstatutory Stock Option Agreement (Employee) under the Stage Stores, Inc. Second Amended and Restated 2008 Equity Incentive Plan is incorporated by reference to Exhibit 10.17 to Stage Stores' Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed September 6, 2012.
10.18†	Form of Nonstatutory Stock Option Agreement (Director) under the Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan is incorporated by reference to Exhibit 10.18 to Stage Stores' Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed September 6, 2012.
10.19†	Form of Initial Grant Restricted Stock Award Agreement (Director) under the Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan is incorporated by reference to Exhibit 10.19 to Stage Stores' Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed September 6, 2012.

10.20†	Form of Initial Grant Restricted Stock Award Agreement (Director) under the Stage Stores, Inc. Second Amended and Restated 2008 Equity Incentive Plan is incorporated by reference to Exhibit 10.20 to Stage Stores' Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed September 6, 2012.
10.21†	Form of Reelection Grant Restricted Stock Award Agreement (Director) under the Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan is incorporated by reference to Exhibit 10.21 to Stage Stores' Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed September 6, 2012.
10.22†	Form of Reelection Grant Restricted Stock Award Agreement (Director) under the Stage Stores, Inc. Second Amended and Restated 2008 Equity Incentive Plan is incorporated by reference to Exhibit 10.22 to Stage Stores' Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed September 6, 2012.
10.23†	Form of Shareholder Agreement for restricted stock (Director) under the Stage Stores, Inc. Amended and Restated 2003 Non-Employee Director Equity Compensation Plan is incorporated by reference to Exhibit 10.23 to Stage Stores' Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed September 6, 2012.
10.24†	Stage Stores, Inc. Nonqualified Deferred Compensation Plan, as Amended and Restated effective June 5, 2008 is incorporated by reference to Exhibit 4.4 of Stage Stores' Form S-8 (Commission File No. 333-151568) filed June 10, 2008.
10.25#	Amended and Restated Private Label Credit Card Plan Agreement Between World Financial Network Bank (now Comenity Bank) and Stage Stores, Inc. and Specialty Retailers, Inc. dated as of August 8, 2012 is incorporated by reference to Exhibit 10.1 to Stage Stores' Amended Quarterly Report on Form 10-Q/A (Commission File No. 1-14035) filed March 7, 2013.
10.26*#	Amendment No. One to Amended and Restated Private Label Credit Card Plan Agreement dated as of February 1, 2013, Between World Financial Network Bank (now Comenity Bank) and Stage Stores, Inc. and Specialty Retailers, Inc.
10.27†	Employment Agreement between Andrew Hall and Stage Stores, Inc. dated April 11, 2011 is incorporated by reference to Exhibit 10.1 of Stage Stores' Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed June 9, 2011.
10.28†	Employment Agreement between Ed Record and Stage Stores, Inc. dated April 11, 2011 is incorporated by reference to Exhibit 10.3 of Stage Stores' Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed June 9, 2011.
10.29†	Employment Agreement between Oded Shein and Stage Stores, Inc. dated January 10, 2011 is incorporated by reference to Exhibit 10.4 of Stage Stores' Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed June 9, 2011.
10.30†	Employment Agreement between Steven Hunter and Stage Stores, Inc. dated April 11, 2011 is incorporated by reference to Exhibit 10.5 of Stage Stores' Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed June 9, 2011.
10.31†	Employment Agreement between Ronald Lucas and Stage Stores, Inc. dated April 11, 2011 is incorporated by reference to Exhibit 10.6 of Stage Stores' Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed June 9, 2011.
10.32†	Employment Agreement between Michael Searles and Stage Stores, Inc. dated September 12, 2011 is incorporated by reference to Exhibit 10.1 of Stage Stores' Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed December 7, 2011.
10.33†	Separation Agreement between Richard A. Maloney and Stage Stores, Inc. dated February 21, 2012 is incorporated by reference to Exhibit 10.1 of Stage Stores' Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed June 7, 2012.
10.34†	Separation Agreement between Andrew T. Hall and Stage Stores, Inc. dated May 25, 2012 is incorporated by reference to Exhibit 10.24 to Stage Stores' Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed September 6, 2012.

10.35†	Employment Agreement between Michael L. Glazer and Stage Stores, Inc. dated June 12, 2012 is incorporated by reference to Exhibit 10.25 to Stage Stores' Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed September 6, 2012.
10.36†	Employment Agreement between Steven Lawrence and Stage Stores, Inc. dated June 8, 2012 is incorporated by reference to Exhibit 10.26 to Stage Stores' Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed September 6, 2012.
14	Code of Ethics for Senior Officers dated January 25, 2011 is incorporated by reference to Exhibit 14 of Stage Stores' Annual Report to Form 10-K (Commission File No. 1-14035) filed March 30, 2011.
18	Preferability Letter from Independent Registered Public Accounting Firm dated October 19, 2006 is incorporated by reference to Exhibit 18 to Stage Stores' Quarterly Report on Form 10-Q (Commission File No 1-14035) filed October 24, 2006.
21*            Subsidiaries of Stage Stores, Inc.
23*            Consent of Independent Registered Public Accounting Firm.
24.1*        Power of Attorney: Directors (Form 10-K).
24.2*        Power of Attorney: Section 16 Filers.
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101**	The following materials from Stage Stores Inc.'s Annual Report on Form 10-K for the fiscal year ended February 2, 2013, formatted in XBRL (eXtensible Business Reporting Language) are filed electronically herewith: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders' Equity, and (v) Notes to Consolidated Financial Statements.
______________________________________________
*	Filed electronically herewith.
†                Management contract or compensatory plan or arrangement.
#	Certain confidential portions have been omitted pursuant to a confidential treatment request that has been filed separately with the Securities and Exchange Commission.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAGE STORES, INC.

/s/ Michael L. Glazer	April 3, 2013
Michael L. Glazer
President and Chief Executive Officer
(Principal Executive Officer)

STAGE STORES, INC.

/s/ Oded Shein	April 3, 2013
Oded Shein
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

STAGE STORES, INC.

/s/ Richard E. Stasyszen	April 3, 2013
Richard E. Stasyszen
Senior Vice President, Finance and Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

*	Director	April 3, 2013	*		Director	April 3, 2013
Alan J. Barocas			Lisa R. Kranc

*	Director	April 3, 2013	*		Director	April 3, 2013
Diane M. Ellis			William J. Montgoris

/s/ Michael L. Glazer	Director	April 3, 2013	*		Director	April 3, 2013
Michael L. Glazer			C. Clayton Reasor

*	Director	April 3, 2013	*		Director	April 3, 2013
Gabrielle E. Greene			David Y. Schwartz

*	Director	April 3, 2013	*		Director	April 3, 2013
Earl J. Hesterberg			Ralph P. Scozzafava

(Constituting a majority of the Board of Directors)

				*By:	/s/ Oded Shein
Oded Shein
Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Stage Stores, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Stage Stores, Inc. and subsidiaries (the "Company") as of February 2, 2013 and January 28, 2012, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended February 2, 2013. We also have audited the Company's internal control over financial reporting as of February 2, 2013 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting at Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stage Stores, Inc. and subsidiaries as of February 2, 2013 and January 28, 2012 and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
April 3, 2013

Stage Stores, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	February 2, 2013	January 28, 2012

ASSETS
Cash and cash equivalents	$17,937	$18,621
Merchandise inventories, net	413,928	347,944
Prepaid expenses and other current assets	35,467	33,434
Total current assets	467,332	399,999

Property, equipment and leasehold improvements, net	290,701	300,717
Intangible asset	14,910	14,910
Other non-current assets, net	21,928	19,713
Total assets	$794,871	$735,339

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$110,826	$106,022
Income taxes payable	14,929	6,187
Current portion of debt obligations	744	13,782
Accrued expenses and other current liabilities	81,573	60,308
Total current liabilities	208,072	186,299

Long-term debt obligations	11,585	35,721
Deferred taxes	19,461	17,830
Other long-term liabilities	90,883	82,783
Total liabilities	330,001	322,633

Commitments and contingencies

Common stock, par value $0.01, 100,000 shares authorized,
32,014 and 30,444 shares issued, respectively	320	304
Additional paid-in capital	376,615	349,366
Less treasury stock - at cost, 0 and 0 shares, respectively	(701)	(835)
Accumulated other comprehensive loss	(6,135)	(4,748)
Retained earnings	94,771	68,619
Total stockholders' equity	464,870	412,706
Total liabilities and stockholders' equity	$794,871	$735,339

The accompanying notes are an integral part of these statements.

Stage Stores, Inc.
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except earnings per share)

	Fiscal Year
	2012	2011	2010
Net sales	$1,645,800	$1,511,919	$1,470,590
Cost of sales and related buying, occupancy and distribution expenses	1,186,025	1,101,319	1,053,766
Gross profit	459,775	410,600	416,824

Selling, general and administrative expenses	392,727	353,834	350,865
Store opening costs	3,657	5,670	3,192
Interest expense, net of income of $0, $24 and $88, respectively	3,011	3,821	3,875
Income before income tax	60,380	47,275	58,892
Income tax expense	22,201	16,315	21,252
Net income	$38,179	$30,960	$37,640

Other comprehensive (loss) income:
Employee benefit related adjustment, net of tax of $992,	$(1,645)	$(2,186)	$2,697
$1,289, $1,634, respectively
Amortization of employee benefit related costs net of tax
of $156, $220, and $162, respectively	258	373	265
Total other comprehensive (loss) income	(1,387)	(1,813)	2,962
Comprehensive income	$36,792	$29,147	$40,602

Basic and diluted earnings per share data:

Basic earnings per share	$1.20	$0.93	$1.00
Basic weighted average shares outstanding	31,278	33,021	37,656

Diluted earnings per share	$1.19	$0.92	$0.99
Diluted weighted average shares outstanding	31,600	33,278	38,010

The accompanying notes are an integral part of these statements.

Stage Stores, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year
	2012	2011	2010
Cash flows from operating activities:
Net income	$38,179	$30,960	$37,640
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation, amortization and impairment of long-lived assets	60,426	61,680	62,417
Loss (gain) on retirements of property, equipment and leasehold improvements	454	(101)	169
Deferred income tax expense	1,108	6,768	3,548
Tax (deficiency) benefit from stock-based compensation	(1,311)	738	1,081
Stock-based compensation expense	7,803	7,690	6,775
Amortization of debt issuance costs	417	347	298
Excess tax benefits from stock-based compensation	(1,024)	(1,339)	(2,172)
Deferred compensation obligation	(134)	134	85
Amortization of employee benefit related costs	414	592	427
Construction allowances from landlords	4,193	4,499	5,476
Other changes in operating assets and liabilities:
Increase in merchandise inventories	(65,984)	(22,443)	(19,141)
Increase in other assets	(4,802)	(4,369)	(8,216)
Increase (decrease) in accounts payable and other liabilities	36,242	(7,101)	(10,512)
Net cash provided by operating activities	75,981	78,055	77,875

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(49,489)	(45,731)	(36,990)
Proceeds from insurance and retirements of property, equipment and leasehold improvements	50	413	531
Net cash used in investing activities	(49,439)	(45,318)	(36,459)

Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	357,910	238,800	4,300
Payments of revolving credit facility borrowings	(376,410)	(214,300)	(4,300)
Payments of long-term debt obligations	(18,674)	(13,489)	(12,726)
Payments of debt issuance costs	-	(1,149)	-
Repurchases of common stock	(387)	(110,919)	(31,976)
Proceeds from issuance of equity awards	21,306	7,286	6,199
Excess tax benefits from stock-based compensation	1,024	1,339	2,172
Cash dividends paid	(11,995)	(11,033)	(9,450)
Net cash used in financing activities	(27,226)	(103,465)	(45,781)

Net decrease in cash and cash equivalents	(684)	(70,728)	(4,365)

Cash and cash equivalents:
Beginning of period	18,621	89,349	93,714
End of period	$17,937	$18,621	$89,349

Supplemental disclosures:
Interest paid	$2,679	$3,516	$3,702
Income taxes paid	13,674	14,920	16,990
Unpaid liabilities for capital expenditures	5,176	3,887	5,257

The accompanying notes are an integral part of these statements.

Stage Stores, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands, except per share amounts)

						Accumulated
	Common		Additional	Treasury		Other
	Stock		Paid-in	Stock		Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total

Balance, January 30, 2010	56,080	$561	$501,800	(18,071)	$(288,079)	$(5,897)	$267,661	$476,046

Net income	-	-	-	-	-	-	37,640	37,640
Other comprehensive income	-	-	-	-	-	2,962	-	2,962
Dividends on common stock,
$0.25 per share	-	-	-	-	-	-	(9,450)	(9,450)
Deferred compensation	-	-	85	-	(85)	-	-	-
Repurchases of common stock	-	-	-	(2,437)	(31,891)	-	-	(31,891)
Issuance of equity awards, net	866	8	6,191	-	-	-	-	6,199
Stock-based compensation expense	-	-	6,775	-	-	-	-	6,775
Tax benefit from stock-based compensation	-	-	1,081	-	-	-	-	1,081
Recognition of pre-reorganization
deferred tax assets	-	-	147	-	-	-	-	147
Balance, January 29, 2011	56,946	$569	$516,079	(20,508)	$(320,055)	$(2,935)	$295,851	$489,509

Net income	-	-	-	-	-	-	30,960	30,960
Other comprehensive loss	-	-	-	-	-	(1,813)	-	(1,813)
Dividends on common stock,
$0.33 per share	-	-	-	-	-	-	(11,033)	(11,033)
Deferred compensation	-	-	134	-	(134)	-	-	-
Repurchases of common stock	-	-	-	(6,819)	(109,985)	-	-	(109,985)
Retirement of treasury stock	(27,327)	(273)	(181,907)	27,327	429,339		(247,159)	-
Issuance of equity awards, net	825	8	7,278	-	-	-	-	7,286
Tax withholdings paid for net
settlement of stock awards	-	-	(800)	-	-	-	-	(800)
Stock-based compensation expense	-	-	7,690					7,690
Tax benefit from stock-based compensation	-	-	738	-	-	-	-	738
Recognition of pre-reorganization
deferred tax assets	-	-	154	-	-	-	-	154
Balance, January 28, 2012	30,444	$304	$349,366	-	$(835)	$(4,748)	$68,619	$412,706

Net income	-	-	-	-	-	-	38,179	38,179
Other comprehensive loss	-	-	-	-	-	(1,387)	-	(1,387)
Dividends on common stock,
$0.38 per share	-	-	-	-	-	-	(11,995)	(11,995)
Deferred compensation	-	-	(134)	-	134	-	-	-
Repurchases of common stock	-	-	-	(4)	(61)	-	-	(61)
Retirement of treasury stock	(4)	-	(29)	4	61		(32)	-
Issuance of equity awards, net	1,574	16	21,290	-	-	-	-	21,306
Tax withholdings paid for net	-
settlement of stock awards	-	-	(460)	-	-	-	-	(460)
Stock-based compensation expense	-	-	7,803	-	-	-	-	7,803
Tax deficiency from stock-based compensation	-	-	(1,311)	-	-	-	-	(1,311)
Recognition of pre-reorganization
deferred tax assets	-	-	90	-	-	-	-	90
Balance, February 2, 2013	32,014	$320	$376,615	-	$(701)	$(6,135)	$94,771	$464,870

The accompanying notes are an integral part of these statements.

Stage Stores, Inc.
Notes to Consolidated Financial Statements
NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of business:  Stage Stores, Inc. (the "Company") is a Houston, Texas-based retailer, which operates both department stores and off-price stores.  Its department stores, which operate under the Bealls, Goody's, Palais Royal, Peebles and Stage names, offer moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family.  Its off-price stores, which are called Steele's, offer brand name family apparel, accessories, shoes and home décor at significant savings to department store prices. As of February 2, 2013, the Company operated 864 stores located in 40 states. The Company also offers its merchandise direct-to-consumer through its eCommerce website and Send program. The eCommerce website features similar merchandise categories to those found in the Company's stores as well as merchandise which is available only on-line. The Send program allows customers to have merchandise shipped directly to their homes from another store if their size or color is not available in a local store.

Principles of consolidation:  The consolidated financial statements include the accounts of the Company, its subsidiary, Specialty Retailers, Inc., a Texas corporation, and its subsidiary, Specialty Retailers (TX) LLC, a Texas limited liability company.  All intercompany transactions have been eliminated in consolidation.  The Company reports in a single operating segment – the operation of retail department stores.  Revenues from customers are derived from merchandise sales.  The Company does not rely on any major customer as a source of revenue.

Fiscal year: References to a particular year are to the Company's fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year.  For example, a reference to "2010" is a reference to the fiscal year ended January 29, 2011, "2011" is a reference to the fiscal year ended January 28, 2012 and "2012" is a reference to the fiscal year ended February 2, 2013.  2010 and 2011 consisted of 52 weeks, while 2012 consisted of 53 weeks.

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

Merchandise inventories:  The Company values merchandise inventories using the lower of cost or market with cost determined using the weighted average cost method.  The Company capitalizes distribution center costs associated with preparing inventory for sale, such as distribution payroll, benefits, occupancy, depreciation and other direct operating expenses as part of merchandise inventories.  The Company also includes in inventory the cost of freight to the Company's distribution centers and to stores as well as duties and fees related to import purchases.

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

Stage Stores, Inc.
Notes to Consolidated Financial Statements– (continued)
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

Impairment of long-lived assets:  Property, plant and equipment and other long-lived assets are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  For long-lived assets to be held and used, the Company bases its evaluation on impairment indicators such as the nature of the asset's physical condition, the future economic benefit of the asset, any historical or future profitability measurements and other external market conditions or factors that may be present.  If such impairment indicators are present or other factors exist that indicate the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist.  If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated fair value of the asset.  Management's judgment is necessary to estimate fair value.  Accordingly, actual results could vary from those estimates.

Intangible asset and impairment of intangible assets:  As a part of the acquisition of Peebles in 2003, the Company acquired the rights to the tradename and trademark (collectively the "Tradename") of "Peebles," which was identified as an indefinite life intangible.  The value of the Tradename was determined to be $14.9 million at the time of the Peebles acquisition.  Indefinite life intangible assets are not amortized but are tested for impairment annually or more frequently when indicators of impairment exist.  The Company completed its annual impairment test during the fourth quarter of 2012 and determined there was no impairment.

Insurance recoveries:  The Company incurred casualty losses during 2012, 2011 and 2010. The Company received total insurance proceeds of $0.1 million, $1.7 million and $0.8 million during 2012, 2011 and 2010, respectively, and recognized a net loss of $0.5 million in 2012, a net gain of $0.4 million in 2011 and a net loss of $0.3 million in 2010, which are included in the Consolidated Statements of Operations and Comprehensive Income as selling, general and administrative expenses.

            Debt issuance costs:  Debt issuance costs are accounted for as a deferred charge and amortized on a straight-line basis over the term of the related financing agreement.  The balance of debt issuance costs, net of accumulated amortization of $0.4 million and $2.9 million, is $0.9 million and $1.3 million at February 2, 2013 and January 28, 2012, respectively.

Revenue recognition:  Net sales, which excludes sales tax and are net of estimated returns, are recorded at point-of-sale in stores when payment is received and the customer takes possession of merchandise and at time of shipment for eCommerce sales.  Shipping and handling fees charged to customers are also included in net sales with the corresponding costs recorded as costs of goods sold.  The Company records deferred revenue on its balance sheet for the sale of gift cards and recognizes this revenue upon the redemption of gift cards in net sales.  The Company similarly records deferred revenue on its balance sheet for merchandise credits issued related to customer returns and recognizes this revenue upon the redemption of the merchandise credits.

Stage Stores, Inc.
Notes to Consolidated Financial Statements– (continued)
Gift card and merchandise credit liability:  Unredeemed gift cards and merchandise credits are recorded as a liability.  Gift card and merchandise credit breakage income ("breakage income") represents the balance of gift cards and merchandise credits for which the Company believes the likelihood of redemption is remote.  Breakage income is recognized based on usage or historical redemptions.  The Company's gift cards and merchandise credits are considered to be a large pool of homogeneous transactions.  The Company uses historical data to determine the breakage rate and objectively determines the estimated time period of actual redemptions.  The Company recognized approximately $1.0 million, $0.8 million and $0.8 million of breakage income in 2012, 2011 and 2010, respectively, which is included in the Consolidated Statements of Operations and Comprehensive Income as a reduction in selling, general and administrative expenses.

Customer Loyalty Program:  Customers who spend a required amount within a specified timeframe using the Company's private label credit card receive reward certificates which can be redeemed for merchandise.  The Company estimates the net cost of the rewards that will be issued and redeemed and records this cost as purchases toward reward certificates as accumulated.  The cost of the loyalty rewards program benefit is recorded in cost of sales, given that the Company provides customers with merchandise for these awards.

Store opening expenses:  Costs related to the opening of new stores and the rebranding of current stores to a new nameplate are expensed as incurred.  Store opening expenses include the rent accrued during the rent holiday period on new and relocated stores.

Advertising expenses:  Advertising costs are charged to operations when the related advertising takes place.  Advertising costs were $74.7 million, $64.7 million and $63.4 million, for 2012, 2011 and 2010, respectively, which are net of advertising allowances received from vendors of $17.1 million, $16.9 million and $16.3 million, respectively.

Rent expense:  The Company records rent expense on a straight-line basis over the lease term, including the build out period, and where appropriate, applicable available lease renewal option periods.  The difference between the payment and expense in any period is recorded as deferred rent in other long-term liabilities in the Consolidated Balance Sheets.  The Company records construction allowances from landlords when contractually earned as a deferred rent credit in other long-term liabilities.  Such deferred rent credit is amortized over the related term of the lease, commencing the date the Company contractually earned the construction allowance, as a reduction of rent expense.  The deferred rent credit was $54.1 million and $59.5 million as of February 2, 2013 and January 28, 2012, respectively.

Certain leases provide for contingent rents that are not measurable at inception.  These contingent rents are primarily based on a percentage of sales that are in excess of a predetermined level.  These amounts are excluded from minimum rent and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable.

Income taxes:  The provision for income taxes is computed based on the pretax income included in the Consolidated Statements of Operations and Comprehensive Income.  The asset and liability approach is used to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and the tax basis of assets and liabilities.  A valuation allowance is established if it is more likely than not that some portion of the deferred tax asset will not be realized.  See Note 15 for additional disclosures regarding income taxes and deferred income taxes.

Earnings per share: Basic earnings per share is computed using the weighted average number of common shares outstanding during the measurement period.  Diluted earnings per share is computed using the weighted average number of common shares as well as all potentially dilutive common share equivalents outstanding during the measurement period.  Stock options, stock appreciation rights ("SARs") and non-vested stock grants were the only potentially dilutive share equivalents the Company had outstanding at February 2, 2013.

The Company has issued non-vested stock grants that contain non-forfeitable rights to dividends. Under Accounting Standards Codification ("ASC") 260-10, Earnings Per Share, non-vested stock grants that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the calculation of basic and diluted earnings per share pursuant to the two-class method.  The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings.  As such, earnings per share ("EPS") has been calculated under the two-class method beginning in 2011. See Note 3 for additional disclosures regarding earnings per share.

Stage Stores, Inc.
Notes to Consolidated Financial Statements– (continued)
      Recent accounting standards: In February 2013, the FASB issued ASU No. 2013-02, which amends ASC Topic 220, Comprehensive Income and requires that entities present information about reclassification adjustments from accumulated other comprehensive income in their interim and annual financial statements. The standard requires that entities present either on the face of the income statement or as a separate note to the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income. If a component is not required to be reclassified to net income in its entirety, entities are required to cross reference to the related footnote for additional information. For public companies, the standard is effective for fiscal years and interim periods beginning after December 15, 2012.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other, which amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets for impairment.  The revised guidance permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test.  The ASU is effective for impairment tests performed for fiscal years beginning after September 15, 2012.  The Company will adopt this ASU for its 2013 impairment testing.  The Company does not expect the adoption of this ASU to have a material impact, if any, on the Company's consolidated financial condition, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and requires entities to present comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The adoption of this standard does not change the components of other comprehensive income. For public companies, the new disclosure requirements were effective for fiscal years and interim periods beginning after December 15, 2011 with retrospective application required.  The Company adopted ASU 2011-05 on January 29, 2012 and presents comprehensive income in a single continuous statement.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and International Financial Reporting Standards ("IFRS").  ASU 2011-04 clarifies existing fair value measurement and disclosure requirements, amends certain fair value measurement principles and requires additional disclosures about fair value measurements.  For public companies, the amendments in ASU 2011-04 were effective for fiscal years and interim periods beginning after December 15, 2011.  The adoption of ASU 2011-04 did not have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

NOTE 2- SOUTH HILL CONSOLIDATION
On February 11, 2013, the Company announced its plans to consolidate its South Hill operations into its corporate headquarters (the "South Hill Consolidation"). This action was the culmination of an initiative that the Company began in 2012. The reasons for the South Hill Consolidation are as follows: (i) to have department store functions and processes entirely together in one location, (ii) to strengthen collaboration, teamwork and communications, while streamlining operations, enhancing overall operational efficiency and reducing costs, and (iii) to create consistency in merchandising, marketing and eCommerce. The South Hill Consolidation and subsequent office closure is expected to be completed by the middle of 2013.
Total expenses in 2012 associated with the South Hill Consolidation were $2.7 million, all of which were paid in 2012. The costs were primarily for transitional payroll and benefits, recruiting and relocation costs, and property and equipment impairment, of which $1.6 million was recorded in cost of sales and related buying, occupancy and distribution expense and $1.1 million in selling, general and administrative expenses in the Consolidated Statement of Operations and Comprehensive Income. The Company expects to incur additional expenses of approximately $6.0 million in 2013 related to the South Hill Consolidation primarily for severance and benefits, recruiting and relocation costs and visual presentation supplies.

Stage Stores, Inc.
Notes to Consolidated Financial Statements– (continued)

NOTE 3- EARNINGS PER SHARE

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

The following tables show the computation of basic and diluted earnings per share for each period (in thousands, except per share amounts):

	Fiscal Year
	2012	2011	2010
Basic EPS:
Net Income	$38,179	$30,960	$37,640
Less: Allocation of earnings to participating securities	(541)	(375)
Net income allocated to common shares	37,638	30,585

Basic weighted average shares outstanding	31,278	33,021	37,656
Basic EPS	$1.20	$0.93	$1.00

	Fiscal Year
	2012	2011	2010
Diluted EPS:
Net Income	$38,179	$30,960	$37,640
Less: Allocation of earnings to participating securities	(537)	(373)
Net income allocated to common shares	37,642	30,587

Basic weighted average shares outstanding	31,278	33,021	37,656
Add: Dilutive effect of stock awards	322	257	354
Diluted weighted average shares outstanding	31,600	33,278	38,010
Diluted EPS	$1.19	$0.92	$0.99

The following table illustrates the number of stock options and SARs that were outstanding, but not included in the computation of diluted earnings per share because the exercise price of the stock options and SARs was greater than the average market price of the Company's common shares (in thousands):

	Fiscal Year
	2012	2011	2010

Number of anti-dilutive stock options and SARs outstanding	329	1,910	2,746

Stage Stores, Inc.
Notes to Consolidated Financial Statements– (continued)
NOTE 4 – FAIR VALUE MEASUREMENTS

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

The following tables present the Company's financial assets and liabilities measured at fair value on a recurring basis in the Consolidated Balance Sheets (in thousands):

	February 2, 2013
		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (1)(2)	$18,498	$18,498	$-	$-

Accrued expenses and other current liabilities:
Deferred non-employee director equity compensation plan liability (2)	$253	$253	$-	$-

Stage Stores, Inc.
Notes to Consolidated Financial Statements– (continued)
	January 28, 2012
		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (1)(2)	$17,087	$17,087	$-	$-

Accrued expenses and other current liabilities:
Deferred non-employee director equity compensation plan liability (2)	$169	$169	$-	$-

(1)	The Company has recorded in other long-term liabilities amounts related to these assets for the amount due to participants corresponding in value to the securities held in the grantor trust.

(2)
Using the market approach, the fair values of these items represent quoted market prices multiplied by the quantities held.  Net gains and losses related to the changes in fair value in the assets and liabilities under the various deferred compensation plans are recorded in selling, general and administrative expenses and were nil during 2012 and 2011.

The following table shows the Company's nonfinancial assets measured at fair value on a nonrecurring basis in the Consolidated Balance Sheets (in thousands):

	February 2, 2013
		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Store property, equipment and leasehold improvements (3)	$3,024	$-	$-	$3,024

	January 28, 2012
		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Store property, equipment and leasehold improvements (3)	$5,026	$-	$-	$5,026

(3)
In accordance with ASC No. 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, using an undiscounted cash flow model, the Company identified certain stores whose cash flow trends indicated that the carrying value of store property, equipment and leasehold improvements may not be fully recoverable and determined that impairment charges were necessary for the current year.  The Company uses a discounted cash flow

Stage Stores, Inc.
Notes to Consolidated Financial Statements– (continued)
model to determine the fair value of its impaired assets. Key assumptions in determining future cash flows include, among other things, expected future operating performance and changes in economic conditions.  Long-lived assets with a carrying amount of $4.0 million in 2012 and $5.5 million in 2011 were written down to their estimated fair value of $3.0 million in 2012 and $5.0 million in 2011, resulting in impairment charges of approximately $1.0 million during 2012 and $0.5 million during 2011.

Financial instruments not measured at fair value are cash and cash equivalents, payables and debt obligations.  The Company believes that the Revolving Credit Facility approximates fair value since interest rates are adjusted to reflect current rates.

NOTE 5 - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

The components of property, equipment and leasehold improvements were as follows (in thousands):

	February 2, 2013	January 28, 2012
Land	$1,873	$1,859
Buildings and improvements	17,786	16,604
Fixtures and equipment	421,547	391,246
Leasehold improvements	331,164	316,709
Property, equipment and leasehold improvements	772,370	726,418
Accumulated depreciation	481,669	425,701
Property, equipment and leasehold improvements, net	$290,701	$300,717

Depreciation expense was $59.3 million, $61.2 million and $58.3 million for 2012, 2011 and 2010, respectively.  During 2012, 2011 and 2010, the Company, as a result of its ongoing review of the performance of its stores, identified certain stores whose cash flow trends indicated that the carrying value of property, equipment and leasehold improvements may not be fully recoverable. Impairment charges for these stores of $0.8 million, $0.5 million and $4.1 million were recorded in 2012, 2011 and 2010, respectively.  The charges reflect the difference between these stores' carrying value and their fair value.  In addition, property and equipment impairment charges of $0.2 million were recorded in 2012 related to the South Hill Consolidation.  Cost of sales includes $49.3 million, $47.6 million and $49.5 million in 2012, 2011 and 2010, respectively, related to depreciation expense and impairment charges.

NOTE 6 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The components of accrued expenses and other current liabilities were as follows (in thousands):

	February 2, 2013	January 28, 2012
Accrued compensation and benefits	$32,516	$12,028
Gift card and merchandise credit liability	9,511	8,575
Accrued sales and use tax	2,732	6,298
Accrued occupancy	6,054	6,212
Self-insurance liability	8,541	6,039
Accrued advertising	6,934	5,721
Accrued capital expenditures	2,899	2,599
Other	12,386	12,836
Accrued expenses and other current liabilities	$81,573	$60,308

Stage Stores, Inc.
Notes to Consolidated Financial Statements– (continued)
Accrued expenses and other current liabilities at February 2, 2013 include $2.3 million of the $3.3 million charges recorded in 2012 associated with the resignation of the Company's former Chief Executive Officer, which were remaining to be paid.

NOTE 7 - DEBT OBLIGATIONS

Debt obligations consist of the following (in thousands):

	February 2, 2013	January 28, 2012
Revolving Credit Facility	$6,000	$24,500
Equipment financing	-	17,996
Finance lease obligations	6,329	7,007
Total debt obligations	12,329	49,503
Less: Current portion of debt obligations	744	13,782
Long-term debt obligations	$11,585	$35,721

On June 30, 2011, the Company entered into an Amended and Restated Credit Agreement for a $250.0 million senior secured revolving credit facility (the "Amended and Restated Credit Agreement" or "Revolving Credit Facility") that matures on June 30, 2016.  The Revolving Credit Facility includes an uncommitted accordion feature to increase the size of the facility to $350.0 million.  Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement.  The daily interest rates under the Revolving Credit Facility are determined by a prime rate or LIBOR rate plus an applicable margin, as set forth in the Revolving Credit Facility agreement.  Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility.  The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures and other general corporate purposes, as well as to support its outstanding letters of credit requirements.  During 2012, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 2.1% and $24.4 million, respectively, as compared to 2.1% and $25.0 million in 2011.   The outstanding balance on the Company's Revolving Credit Facility was $6.0 million and $24.5 million as of February 2, 2013 and January 28, 2012, respectively.

The Company also issues letters of credit to support certain merchandise purchases and to collateralize retained risks and deductibles under various insurance programs.  The Company had outstanding letters of credit totaling approximately $5.2 million at February 2, 2013 under its Revolving Credit Facility.  These letters of credit expire within twelve months of issuance.  Excess borrowing availability under the Revolving Credit Facility at February 2, 2013, net of letters of credit outstanding and outstanding borrowings, was $238.8 million.

The Revolving Credit Facility contains covenants that, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions.  The Revolving Credit Facility also contains a fixed charge coverage ratio covenant in the event excess availability is below a defined threshold or an event of default has occurred.  At February 2, 2013, the Company was in compliance with all of the financial covenants of the Revolving Credit Facility and expects to continue to be in compliance in 2013.

On May 21, 2012, the Company repaid the outstanding balance of its equipment financing notes which bore interest ranging from 4.6% to 6.0% by utilizing lower cost Revolving Credit Facility borrowings. The Company paid approximately $14.0 million, which included $0.1 million in prepayment penalty fees.  Equipment financing notes were payable in monthly installments over a five-year term and were secured by certain fixtures and equipment.  The Company did not incur any new borrowings under equipment financing notes during 2012 and 2011.

While infrequent in occurrence, occasionally the Company is responsible for the construction of leased stores and for paying project costs.  ASC No. 840-40-55, The Effect of Lessee Involvement in Asset Construction, requires the Company to be considered the owner (for accounting purposes) of this type of project during the construction period.  Such leases are accounted for as finance lease obligations with the amounts received from the landlord being recorded in debt obligations.  Interest expense is recognized at a rate that will amortize the finance lease obligation over the initial term of the lease.  Where

Stage Stores, Inc.
Notes to Consolidated Financial Statements– (continued)
ASC No. 840-40-55 was applicable, the Company has recorded finance lease obligations with interest rates ranging from 6.1% to 16.9% on its Consolidated Balance Sheets related to five store leases as of February 2, 2013.  Minimum annual payments required under existing finance lease obligations as of February 2, 2013 are as follows (in thousands):
Fiscal Year	Minimum Lease Payments	Less: Interest	Principal Payments
2013	$1,306	$562	$744
2014	1,346	487	859
2015	1,366	404	962
2016	1,366	311	1,055
2017	1,366	207	1,159
Thereafter	1,677	127	1,550
Total	$8,427	$2,098	$6,329

NOTE 8 – OTHER LONG-TERM LIABILITIES

The components of other long-term liabilities were as follows (in thousands):

	February 2, 2013	January 28, 2012
Deferred rent	$54,083	$59,464
Deferred compensation	18,602	17,087
Pension liability	6,698	4,525
Deferred revenue under ADS agreement	7,500	1,690
Other	4,000	17
Other long-term liabilities	$90,883	$82,783

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company has numerous contractual commitments for purchases of merchandise inventories, services arising in the ordinary course of business, letters of credit, Revolving Credit Facility and other debt service and leases. Contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities. In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise typically up to six months in advance of expected delivery.  These purchase orders do not contain any significant termination payments or other penalties if cancelled.

From time to time, the Company and its subsidiaries are involved in various legal proceedings arising in the ordinary course of their business.  Management does not believe that any pending legal proceedings, either individually or in the aggregate, are material to the financial condition, results of operations or cash flows of the Company or its subsidiaries.

NOTE 10 - STOCKHOLDERS' EQUITY

The Company's deferred compensation plan covering executives and certain officers provides an investment option that allows participants to elect to purchase shares of the Company's common stock (the "Company Stock Investment Option").  The Company established a grantor trust to facilitate the collection of funds and purchase of Company shares on the open market at prevailing market prices.  All shares purchased through the grantor trust are held in the trust until the participants are eligible to receive the benefits under the terms of the plan. At the time of the participant's eligibility, the deferred compensation obligation related to the Company Stock Investment Option is settled by the delivery of the fixed number of shares held by the grantor trust on the participant's behalf.  In 2012, 2011 and 2010, participants in the Company's deferred compensation plan elected to invest approximately $0.1 million, $0.1 million and $0.1 million, respectively, of the total amount of deferred compensation withheld, in the Company Stock Investment Option.  The purchase of shares made by the grantor trust on behalf of the participants is included in treasury stock and the corresponding deferred compensation obligation is included in additional paid-in capital.

Stage Stores, Inc.
Notes to Consolidated Financial Statements– (continued)
On June 11, 2012, the Company announced that its Board of Directors ("the Board") approved an 11% increase in the Company's quarterly cash dividend rate to 10 cents per share from the previous quarterly rate of 9 cents per share.  The new quarterly rate of 10 cents per share is applicable to dividends declared by the Board after June 20, 2012.  Dividend payments totaled $12.0 million, $11.0 million and $9.5 million for 2012, 2011 and 2010, respectively. On February 22, 2013, the Company announced that the Board declared a quarterly cash dividend of 10 cents per share on the Company's common stock, payable on March 20, 2013, to shareholders of record at the close of business on March 5, 2013.

On March 7, 2011, the Company's Board approved a Stock Repurchase Program (the "2011 Stock Repurchase Program") which authorized the Company to repurchase (i) up to $200 million of its outstanding common stock plus (ii) such additional amounts of its outstanding common stock using proceeds from the exercise of stock options as well as the tax benefits that accrue to the Company from the exercise of stock options, SARs and other equity grants. The 2011 Stock Repurchase Program will expire when the Company has repurchased the $200 million portion, unless terminated earlier by the Company's Board. Purchases of shares of common stock may be made from time to time, either on the open market or through privately negotiated transactions and are financed by either (i) the Company's existing cash, cash flow and other liquidity sources, as appropriate, or (ii) proceeds related to the exercise of equity grants.  On June 11, 2012, the Company announced that its Board has chosen not to spend additional capital under the 2011 Stock Repurchase Program at this time.

Financed by the Company's existing cash, cash flow and other liquidity sources, the Company spent $100.0 million during 2011 to repurchase approximately 6.1 million shares of its common stock and $61.6 thousand during 2012 to repurchase 4,400 shares of its common stock under the 2011 Stock Repurchase Program. Using proceeds from the exercise of stock options as well as the tax benefits that accrue to the Company from the exercise of stock options, SARs and other equity grants, the Company spent $10.0 million during 2011 to repurchase approximately 0.7 million shares of its common stock and nil in 2012. As of February 2, 2013, $99.9 million of the $200.0 million portion of the 2011 Stock Repurchase Program remained available and an additional $24.2 million was available from proceeds related to the exercise of equity grants.

During 2012 and 2011, the Company retired 4,400 and 27.3 million shares of its treasury stock at a cost of $61.6 thousand and $429.3 million, respectively.

NOTE 11 - PRIVATE LABEL CREDIT CARD PORTFOLIO

On August 8, 2012, the Company entered into an Amended and Restated Private Label Credit Card Plan Agreement (the "Agreement") with World Financial Network Bank (now Comenity Bank) (the "Bank"), an affiliate of Alliance Data Systems Corporation ("ADS"). The Agreement supersedes, restates and amends in its entirety an Amended and Restated Private Label Credit Card Program Agreement dated March 5, 2004, and various subsequent amendments thereto, between the Company and the Bank.

Under the terms of the Agreement, which will remain in effect until July 31, 2021, the Bank will continue to provide private label credit card services for the Company's credit card program, including account acquisition and activation, receivables funding, card authorization, private label credit card issuance, statement generation, remittance processing, customer service functions and marketing services.  The Company is required to perform certain duties, including electronic processing and transmitting of transaction records and marketing and promoting the private label credit card. As consideration, among other payments set forth in the Agreement, the Bank will pay the Company a monthly net portfolio yield payment and an annual portfolio performance bonus, if earned.  Under the previous agreement, the Company received a premium or paid a discount on certain private label credit card sales, a share of certain fees generated by the portfolio and marketing support.

 The Company received certain upfront payments upon execution of the Agreement that are being recognized over the life of the Agreement. The Company realized $31.0 million, $18.8 million and $15.6 million related to its private label credit card agreements during 2012, 2011 and 2010, respectively, which have been recorded as a reduction to selling, general and administrative expenses.

Stage Stores, Inc.
Notes to Consolidated Financial Statements– (continued)
NOTE 12 - OPERATING LEASES

The Company leases stores, its corporate headquarters, one distribution center and equipment under operating leases.  Such leases generally contain renewal options and require that the Company pay for utilities, taxes and maintenance expense.  A number of store leases provide for escalating minimum rent.  Rent expense for operating leases for 2012, 2011 and 2010 was $75.9 million, $72.9 million and $72.5 million, respectively, and includes minimum rentals of $71.5 million, $69.2 million and $68.9 million in 2012, 2011 and 20010, respectively.  Rent expense also includes contingent rentals of $4.4 million, $3.7 million and $3.6 million in 2012, 2011 and 2010, respectively, and sublease rental income of $0.01 million, $0.01 million and $0.01 million in 2012, 2011 and 2010, respectively.

Minimum rental commitments on long-term, non-cancelable operating leases at February 2, 2013, net of sub-lease rental income, are as follows (in thousands):

Fiscal Year	Commitments
2013	$83,889
2014	74,296
2015	66,631
2016	55,496
2017	45,244
Thereafter	92,428
Total	$417,984

NOTE 13 – STOCK-BASED COMPENSATION

As approved by the Company's shareholders, the Company established the Amended and Restated 2001 Equity Incentive Plan (the "2001 Equity Incentive Plan") and the Amended and Restated 2008 Equity Incentive Plan (the "2008 Equity Incentive Plan" and collectively with the 2001 Equity Incentive Plan, the "Equity Incentive Plans") to reward, retain and attract key personnel.  The Equity Incentive Plans provide for grants of nonqualified or incentive stock options, stock appreciation rights ("SARs"), performance shares or units, stock units and stock grants.  To fund the 2001 and 2008 Equity Incentive Plans, 12,375,000 and 4,550,000 shares of the Company's common stock were reserved for issuance upon exercise of awards, respectively.

The following table summarizes the stock compensation expense by type of grant for 2012, 2011 and 2010 (in thousands, except per share amounts):

	Fiscal Year
	2012	2011	2010

Stock options and SARs	$3,034	$4,244	$3,779
Non-vested stock	3,198	2,027	1,353
Performance shares	1,571	1,419	1,643

Total compensation expense	7,803	7,690	6,775
Related tax benefit	(2,869)	(2,653)	(2,446)
	$4,934	$5,037	$4,329

Earnings per share:
Basic	$0.16	$0.15	$0.11
Diluted	0.16	0.15	0.11

As of February 2, 2013, the Company had unrecognized compensation cost of $14.8 million related to stock-based compensation awards granted.  That cost is expected to be recognized over a weighted average period of 2.3 years.

Stage Stores, Inc.
Notes to Consolidated Financial Statements– (continued)
Stock Options and SARs

The Company historically granted stock options and SARs to its employees and members of management. The right to exercise stock options and SARs generally vests over four years from the date of grant, with 25% vesting at the end of each of the first four years following the date of grant.  Stock options and SARs are settled by issuance of common stock.  Options issued prior to January 29, 2005, will generally expire, if not exercised, within ten years from the date of the grant, while options and SARs granted after that date generally expire, if not exercised, within seven years from the date of grant. No stock options or SARs were granted during 2012. The weighted average grant date fair value for SARs granted during 2011 and 2010 was $8.69 and $6.76, respectively.

The following table provides the significant weighted average assumptions used in determining the estimated fair value, at the date of grant under the Black-Scholes option-pricing model, of SARs granted in 2011 and 2010:

	Fiscal Year
	2011	2010

Expected volatility	63.4% - 63.7%	62.1% - 63.7%
Weighted average volatility	63.6%	62.2%
Risk-free rate	1.5% - 1.9%	1.2% - 2.3%
Expected life of options (in years)	4.3	4.3
Expected dividend yield	1.6% - 1.9%	1.3% - 2.3%

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

The following table summarizes information about stock options and SARs outstanding under the Equity Incentive Plans as of February 2, 2013 and changes during the fifty-three weeks ended February 2, 2013:

	Number of Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 28, 2012	4,004,257	$16.10
Exercised	(1,420,742)	15.00
Forfeited	(706,100)	16.74
Outstanding at February 2, 2013	1,877,415	$16.69	3.2	$11,770

Vested or expected to vest at
February 2, 2013	1,719,382	$16.75	3.0	$10,671

Exercisable at February 2, 2013	1,087,251	$17.19	2.2	$6,275

Stage Stores, Inc.
Notes to Consolidated Financial Statements– (continued)
The following table summarizes information about non-vested stock options and SARs outstanding as of February 2, 2013 and changes during the fifty-three weeks ended February 2, 2013:

Stock Options/ SARs	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at January 28, 2012	1,794,350	$6.72
Vested	(648,961)	6.24
Forfeited	(355,225)	6.30
Outstanding at February 2, 2013	790,164	7.31

The aggregate intrinsic value of stock options and SARs, defined as the amount by which the market price of the underlying stock on the date of exercise exceeds the exercise price of the option, exercised during 2012, 2011 and 2010 was $6.9 million, $4.2 million and $6.0 million, respectively.

Non-vested Stock

The Company grants shares of non-vested stock to its employees, members of management and independent directors. The non-vested stock converts one for one to common stock at the end of the vesting period at no cost to the recipient to whom it is awarded.  The vesting period of the non-vested stock ranges from one to four years from the date of grant.

The following table summarizes information about non-vested stock granted by the Company as of February 2, 2013 and changes during the fifty-three weeks ended February 2, 2013:

Non-vested Stock	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 28, 2012	376,965	$16.68
Granted	493,665	16.10
Vested	(141,060)	16.04
Forfeited	(87,161)	17.86
Outstanding at February 2, 2013	642,409	16.21

The aggregate intrinsic value of non-vested stock that vested during 2012, 2011 and 2010 was $2.3 million, $2.3 million and $0.8 million, respectively.  The weighted-average grant date fair value for non-vested shares granted in 2012, 2011 and 2010 was $16.10, $17.88 and $12.68, respectively.  The payment of the employees' tax liability for a portion of the non-vested shares that vested during 2012 was satisfied by withholding shares with a fair value equal to the tax liability.  As a result, the actual number of shares issued was 123,782.

Performance Shares

The Company grants performance shares to members of senior management, at no cost to the recipient, as a means of rewarding them for the Company's long-term performance based on shareholder return performance measures.  The actual number of shares that could be issued ranges from zero to a maximum of two times the number of granted shares outstanding ("Target Shares"), as reflected in the table below.  The actual number of shares issued is determined by the Company's shareholder return performance relative to a specific group of companies over a three-year performance cycle.  Compensation expense, which is recorded ratably over the vesting period, is based on the fair value at grant date and the anticipated number of shares of the Company's common stock, which is determined on a Monte Carlo probability model.  Grant recipients do not have any shareholder rights until the granted shares have been issued.

Stage Stores, Inc.
Notes to Consolidated Financial Statements– (continued)
The following table summarizes information about the performance shares that remain outstanding as of February 2, 2013:

					Weighted
	Target Shares			Target Shares	Average
	Outstanding at	Target	Target	Outstanding	Grant Date
Period	Beginning	Shares	Shares	at End	Fair Value per
Granted	of Year	Granted	Forfeited	of Year	Share

2010	107,000	-	(30,000)	77,000	$19.75
2011	64,225	-	(24,425)	39,800	25.00
2012	-	243,100	(5,000)	238,100	18.04

Total	171,225	243,100	(59,425)	354,900

During 2012, 40,314 shares, with an aggregate intrinsic value of $0.7 million, vested related to the 2009 performance share grant.  The payment of the recipients' tax liability of approximately $0.2 million was satisfied by withholding shares with a fair value equal to the tax liability.  As a result, the actual number of shares issued was 29,650.

NOTE 14 - BENEFIT PLANS

401(k) Plan: The Company has a contributory 401(k) savings plan (the "401(k) Plan") covering all full and part-time employees with 60 days of service, who are age 21 or older.  Under the 401(k) Plan, participants may contribute up to 50% of their qualifying earnings on a pre-tax basis, and up to 10% of their qualifying earnings on a post-tax basis, subject to certain restrictions.  The Company currently matches 50% of each participant's pre-tax contributions, limited up to 6% of each participant's compensation under the Plan.  The Company may make discretionary matching contributions during the year. The Company's matching contributions expense for the 401(k) Plan were approximately $1.5 million, $1.4 million and $1.3 million in 2012, 2011and 2010, respectively.

Deferred Compensation Plans:  The Company has two deferred compensation plans (the "Deferred Compensation Plans") which provide executives, certain officers and key employees of the Company with the opportunity to participate in unfunded, deferred compensation programs that are not qualified under the Internal Revenue Code of 1986, as amended, (the "Code").  Generally, the Code and the Employee Retirement Income Security Act of 1974, as amended, restrict contributions to a 401(k) plan by highly compensated employees.  The Deferred Compensation Plans are intended to allow participants to defer income on a pre-tax basis.  Under the Deferred Compensation Plans, participants may defer up to 50% of their base salary and up to 100% of their bonus and earn a rate of return based on actual investments chosen by each participant.  The Company has established grantor trusts for the purposes of holding assets to provide benefits to the participants.  For the plan involving the executives and certain officers, the Company will match 100% of each participant's contributions, up to 10% of the sum of their base salary and bonus.  For the plan involving other key employees, the Company may make a bi-weekly discretionary matching contribution.  The Company currently matches 50% of each participant's contributions, up to 6% of the participant's compensation offset by the contribution the Company makes to the participant's 401(k) account, if any.  For both plans, Company contributions are vested 100%.  In addition, the Company may, with approval by the Board of Directors, make an additional employer contribution in any amount with respect to any participant as is determined in its sole discretion.  The Company's matching contribution expense for the Deferred Compensation Plans was approximately $1.7 million, $0.9 million and $1.1 million for 2012, 2011 and 2010, respectively.

Non-Employee Director Equity Compensation Plan:  In 2003, the Company adopted, and the Company's shareholders approved, the 2003 Non-Employee Director Equity Compensation Plan.  The plan was amended and restated effective December 19, 2009.  The Company has reserved 225,000 shares of its common stock to fund this plan.  Under this plan, non-employee Directors have the option to defer all or a portion of their annual compensation fees and to receive such deferred fees in the form of restricted stock or deferred stock units as defined in this plan.  At February 2, 2013 and January 28, 2012, $0.3 million and $0.2 million, respectively, were deferred under this plan.

Stage Stores, Inc.
Notes to Consolidated Financial Statements– (continued)
Frozen Defined Benefit Plan:  The Company sponsors a defined benefit plan (the "Plan"), which covers substantially all employees who had met eligibility requirements and were enrolled prior to June 30, 1998.  The Plan was frozen effective June 30, 1998.

Benefits for the Plan are administered through a trust arrangement, which provides monthly payments or lump sum distributions.  Benefits under the Plan were based upon a percentage of the participant's earnings during each year of credited service.  Any service after the date the Plan was frozen will continue to count toward vesting and eligibility for normal and early retirement for existing participants.  The measurement dates used to determine pension benefit obligations were February 2, 2013 and January 28, 2012.

Information regarding the Plan is as follows (in thousands):
	Fiscal Year
	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$37,888	$35,261
Interest cost	1,889	2,063
Actuarial loss	3,830	4,744
Plan disbursements	(3,570)	(2,030)
Settlement (1)	-	(2,150)
Projected benefit obligation at end of year	40,037	37,888

Change in plan assets:
Fair value of plan assets at beginning of year	33,363	32,837
Actual return on plan assets	3,446	3,706
Employer contributions	100	1,000
Plan disbursements	(3,570)	(2,030)
Settlement paid (1)	-	(2,150)
Fair value of plan assets at end of year	33,339	33,363

Underfunded status	$(6,698)	$(4,525)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability - included in other long-term liabilities	$(6,698)	$(4,525)
Amount recognized in accumulated other comprehensive loss, pre-tax (2)	9,873	7,650

(1)	The settlement was caused by lump sum payments exceeding the interest cost for 2011. Settlements of this nature may occur in future years.
(2)	Consists solely of net actuarial losses as there are no prior service costs.

	Fiscal Year
	2012	2011
Weighted-average assumptions:
For determining benefit obligations at year-end:
Discount rate	4.43%	5.10%

	Fiscal Year
	2012	2011	2010
For determining net periodic pension cost for year:
Discount rate	5.10%	5.99%	5.84%
Expected return on assets	7.00%	7.50%	7.50%

Stage Stores, Inc.
Notes to Consolidated Financial Statements– (continued)
The discount rate was determined using yields on a hypothetical bond portfolio that matches the approximated cash flows of the Plan.  The Company develops its long-term rate of return assumptions using long-term historical actual return data considering the mix of investments that comprise plan assets and input from professional advisors.  The Plan's trustees have engaged investment advisors to manage and monitor performance of the investments of the Plan's assets and consult with the Plan's trustees.

The allocations of Plan's assets by category are as follows:
	2013 Target	Fiscal Year
	Allocation	2012	2011
Equity securities	50%	51%	50%
Fixed income securities	50	47	49
Other - primarily cash	-	2	1
Total	100%	100%	100%

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

The following tables present the Plan assets measured at fair value on a recurring basis in the Consolidated Balance Sheets (in thousands):

	February 2, 2013

		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Mutual funds:
Equity securities	$17,106	$17,106	$-	$-
Fixed income securities	15,779	15,779	-	-
Other - primarily cash	454	454	-	-
Total	$33,339	$33,339	$-	$-

Stage Stores, Inc.
Notes to Consolidated Financial Statements– (continued)

	January 28, 2012

		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Mutual funds:
Equity securities	$16,784	$16,784	$-	$-
Fixed income securities	16,365	16,365	-	-
Other - primarily cash	214	214	-	-
Total	$33,363	$33,363	$-	$-

The components of net periodic benefit cost for the Plan were as follows (in thousands):

	Fiscal Year
	2012	2011	2010
Net periodic pension cost for the fiscal year:
Interest cost	$1,889	$2,063	$2,116
Expected return on plan assets	(2,253)	(2,437)	(2,224)
Net loss amortization	414	158	427
Net pension cost (income)	50	(216)	319
Loss due to settlement	-	434	-
Total pension cost	$50	$218	$319

Other changes in Plan assets and benefit obligations recognized in other comprehensive loss are as follows (in thousands):

	Fiscal Year
	2012	2011

Amortization of net loss	$(414)	$(158)
Settlement	-	(434)
Net loss	2,637	3,474
Net change recognized in other comprehensive loss, pre-tax	$2,223	$2,882

The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $0.6 million.

 The Company's funding policy is to make contributions to maintain the minimum funding requirements for its pension obligation in accordance with the Employee Retirement Income Security Act.  The Company may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover short-term liquidity needs of the Plan in order to maintain current invested positions.  The Company has no minimum contribution requirement for 2013.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)
The following benefit payments are expected to be paid (in thousands):

Fiscal Year	Payments
2013	$3,301
2014	3,189
2015	3,055
2016	3,792
2017	3,382
Fiscal years 2018 - 2022	15,352

NOTE 15 - INCOME TAXES

All Company operations are domestic.  Income tax expense consisted of the following (in thousands):

	Fiscal Year
	2012	2011	2010
Federal income tax expense:
Current	$17,467	$8,108	$14,646
Deferred	1,170	6,101	4,744
	18,637	14,209	19,390
State income tax expense:
Current	3,626	1,673	1,741
Deferred	(62)	433	121
	3,564	2,106	1,862

	$22,201	$16,315	$21,252

Reconciliation between the federal income tax expense charged to income before income tax computed at statutory tax rates and the actual income tax expense recorded follows (in thousands):

	Fiscal Year
	2012	2011	2010
Federal income tax expense
at the statutory rate	$21,133	$16,546	$20,612
State income taxes, net	2,199	1,411	1,354
Job credits and other, net	(1,131)	(1,642)	(714)
	$22,201	$16,315	$21,252

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Deferred tax assets (liabilities) consist of the following (in thousands):

	February 2, 2013	January 28, 2012
Gross deferred tax assets:
Net operating loss carryforwards	$717	$1,195
Accrued expenses	3,241	2,633
Lease obligations	23,135	25,503
Deferred compensation	13,885	16,694
Deferred income	6,049	1,648
Other	1,486	820
	48,513	48,493
Gross deferred tax liabilities:
Inventory	(6,263)	(6,255)
Depreciation and amortization	(62,047)	(61,698)
	(68,310)	(67,953)

Valuation allowance	(498)	(654)
Net deferred tax liabilities	$(20,295)	$(20,114)

ASC No. 740, Income Taxes, requires recognition of future tax benefits of deferred tax assets to the extent such realization is more likely than not.  Net non-current deferred tax liabilities were $19.5 million and $17.8 million and net current deferred tax liabilities were $0.8 million and $2.3 million at February 2, 2013 and January 28, 2012, respectively. Consistent with the requirements of ASC No. 740, the tax benefits recognized related to pre-reorganization deferred tax assets have been recorded as a direct addition to additional paid-in capital.  The remaining valuation allowance of $0.5 million and $0.7 million at February 2, 2013 and January 28, 2012, respectively, was established for pre-reorganization state net operating losses, which may expire prior to utilization.  Adjustments are made to reduce the recorded valuation allowance when positive evidence exists that is sufficient to overcome the negative evidence associated with those losses.

The Company has net operating loss carryforwards for state income tax purposes of approximately $14.9 million which, if not utilized, will expire in varying amounts between 2014 and 2021. The Company does not have any net operating loss carryforwards for federal income tax purposes.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  The Company is subject to U.S. federal income tax examinations by tax authorities for the fiscal year ended January 30, 2010 and forward.  Although the outcome of tax audits is uncertain, the Company has concluded that there were no significant uncertain tax positions, as defined by ASC No. 740-10, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, requiring recognition in its financial statements.  However, the Company may, from time to time, be assessed interest and/or penalties.  In the event the Company receives an assessment for interest and/or penalties, it will be classified in the financial statements as income tax expense.

Stage Stores, Inc.
Notes to Consolidated Financial Statements– (continued)

NOTE 16 - QUARTERLY FINANCIAL INFORMATION (unaudited)

The following table shows quarterly information (in thousands, except per share amounts):

	Fiscal Year 2012
	Q1	Q2	Q3	Q4
Net sales	$365,694	$381,624	$370,583	$527,899
Gross profit	93,839	115,174	79,864	170,898
Net (loss) income	(418)	11,662	(8,858)	35,793

Basic (loss) earnings per common share	$(0.01)	$0.37	$(0.28)	$1.10
Diluted (loss) earnings per common share	(0.01)	0.37	(0.28)	1.09

Basic weighted average shares	30,536	31,010	31,558	31,957
Diluted weighted average shares	30,536	31,225	31,558	32,376

	Fiscal Year 2011
	Q1	Q2	Q3	Q4
Net sales	$346,483	$352,832	$333,508	$479,096
Gross profit	85,220	103,857	71,163	150,360
Net (loss) income	(461)	10,013	(11,306)	32,714

Basic (loss) earnings per common share	$(0.01)	$0.29	$(0.36)	$1.06
Diluted (loss) earnings per common share	(0.01)	0.29	(0.36)	1.05

Basic weighted average shares	36,279	34,236	31,139	30,432
Diluted weighted average shares	36,279	34,635	31,139	30,603