Form 10-Q
period 2013-05-04
STAGE STORES INC
filed 2013-06-13
CIK 6885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2013

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

As of June 7, 2013, there were 32,762,997 shares of the registrant's common stock outstanding.

References to a particular year are to Stage Stores, Inc.'s fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year. For example, a reference to "2012" is a reference to the fiscal year ended February 2, 2013 and a reference to "2013" is a reference to the fiscal year ending February 1, 2014.  2012 was a 53-week year and 2013 is a 52-week year.

PART I – FINANCIAL INFORMATION

ITEM 1.                          FINANCIAL STATEMENTS

Stage Stores, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(Unaudited)

	May 4, 2013	February 2, 2013
ASSETS
Cash and cash equivalents	$26,598	$17,937
Merchandise inventories, net	452,633	413,928
Prepaid expenses and other current assets	40,384	35,467
Total current assets	519,615	467,332

Property, equipment and leasehold improvements, net	293,021	290,701
Intangible asset	14,910	14,910
Other non-current assets, net	24,436	21,928
Total assets	$851,982	$794,871

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$140,801	$110,826
Accrued expenses and other current liabilities	68,319	97,246
Total current liabilities	209,120	208,072

Long-term debt obligations	66,027	11,585
Other long-term liabilities	111,005	110,344
Total liabilities	386,152	330,001

Commitments and contingencies

Common stock, par value $0.01, 100,000 shares authorized,
32,713 and 32,014 shares issued, respectively	327	320
Additional paid-in capital	387,740	376,615
Less treasury stock - at cost, 0 and 0 shares, respectively	(859)	(701)
Accumulated other comprehensive loss	(6,040)	(6,135)
Retained earnings	84,662	94,771
Total stockholders' equity	465,830	464,870
Total liabilities and stockholders' equity	$851,982	$794,871

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012

Net sales	$378,637	$365,694
Cost of sales and related buying, occupancy
and distribution expenses	288,421	271,855
Gross profit	90,216	93,839

Selling, general and administrative expenses	99,604	92,740
Store opening costs	972	945
Interest expense	586	831
Loss before income tax	(10,946)	(677)

Income tax benefit	(4,090)	(259)
Net loss	$(6,856)	$(418)

Other comprehensive income:
Amortization of employee benefit related costs
net of tax of $58 and $39, respectively	95	64
Total other comprehensive income	95	64
Comprehensive loss	$(6,761)	$(354)

Basic and diluted loss per share data:

Basic loss per share	$(0.21)	$(0.01)
Basic weighted average shares outstanding	32,306	30,536

Diluted loss per share	$(0.21)	$(0.01)
Diluted weighted average shares outstanding	32,306	30,536

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Cash flows from operating activities:
Net loss	$(6,856)	$(418)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	15,047	15,036
Loss on retirements of property and equipment	186	-
Deferred income taxes	(428)	(20)
Tax benefit (deficiency) from stock-based compensation	1,597	(482)
Stock-based compensation expense	1,979	1,325
Amortization of debt issuance costs	64	95
Excess tax benefits from stock-based compensation	(1,792)	(126)
Deferred compensation obligation	158	20
Amortization of employee benefit related costs	153	103
Construction allowances from landlords	968	596
Changes in operating assets and liabilities:
Increase in merchandise inventories	(38,705)	(50,143)
(Increase) decrease in other assets	(7,525)	11,145
Increase in accounts payable and other liabilities	375	35,935
Total adjustments	(27,923)	13,484
Net cash (used in) provided by operating activities	(34,779)	13,066

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(16,809)	(9,780)
Net cash used in investing activities	(16,809)	(9,780)

Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	103,125	82,600
Payments of revolving credit facility borrowings	(48,475)	(78,525)
Payments of long-term debt obligations	(180)	(3,498)
Repurchases of common stock	-	(61)
Payments for stock related compensation	(2,088)	(417)
Proceeds from exercise of stock awards	9,328	2,359
Excess tax benefits from stock-based compensation	1,792	126
Cash dividends paid	(3,253)	(2,726)
Net cash provided by (used in) financing activities	60,249	(142)
Net increase in cash and cash equivalents	8,661	3,144

Cash and cash equivalents:
Beginning of period	17,937	18,621
End of period	$26,598	$21,765

Supplemental disclosures:
Interest paid	$502	$743
Income taxes paid	20,876	5,250
Unpaid liabilities for capital expenditures	5,884	7,011

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statement of Stockholders' Equity
For the Thirteen Weeks Ended May 4, 2013
(in thousands, except per share data)
(Unaudited)

						Accumulated
	Common		Additional	Treasury		Other
	Stock		Paid-in	Stock		Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total

Balance, February 2, 2013	32,014	$320	$376,615	-	$(701)	$(6,135)	$94,771	$464,870

Net loss	-	-	-	-	-	-	(6,856)	(6,856)
Other comprehensive income	-	-	-	-	-	95	-	95
Dividends on common stock,
$0.10 per share	-	-	-	-	-	-	(3,253)	(3,253)
Deferred compensation	-	-	158	-	(158)	-	-	-
Issuance of equity awards, net	699	7	9,321	-	-	-	-	9,328
Tax withholdings paid for net
settlement of stock awards	-	-	(1,930)	-	-	-	-	(1,930)
Stock-based compensation expense	-	-	1,979	-	-	-	-	1,979
Tax benefit from stock-based
compensation	-	-	1,597	-	-	-	-	1,597

Balance, May 4, 2013	32,713	$327	$387,740	-	$(859)	$(6,040)	$84,662	$465,830

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.            Basis of Presentation

The accompanying Condensed Consolidated Financial Statements (Unaudited) of Stage Stores, Inc. and subsidiaries ("Stage Stores" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP" or "U.S. GAAP") for complete financial statements. Those adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The Condensed Consolidated Financial Statements (Unaudited) should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto filed with Stage Stores' Annual Report on Form 10-K for the year ended February 2, 2013. References to a particular year are to Stage Stores' fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year. For example, a reference to "2012" is a reference to the fiscal year ended February 2, 2013 and a reference to "2013" is a reference to the fiscal year ending February 1, 2014. References to "current year first quarter" pertain to the thirteen weeks ended May 4, 2013, and references to "prior year first quarter" pertain to the thirteen weeks ended April 28, 2012.

Stage Stores is a Houston, Texas-based retailer, which operates both department stores and off-price stores. Its department stores, which operate under the Bealls, Goody's, Palais Royal, Peebles and Stage nameplates, offer moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear  for the entire family. Its off-price stores, which are called Steele's, offer brand name family apparel, accessories, footwear and home décor at significant savings to department store prices. The Company also has an eCommerce website. As of May 4, 2013, the Company operated 872 stores located in 40 states. The Company also offers its merchandise direct-to-consumer through its eCommerce website and Send program. The eCommerce website features similar merchandise to that found in the Company's stores as well as merchandise which is available only on-line. The Send program allows customers to have merchandise shipped directly to their homes from another store if their size or color is not available in a local store.

Vendor allowances:   The Company receives consideration from its merchandise vendors in the form of allowances and reimbursements.  Given the promotional nature of the Company's business, the allowances are generally intended to offset the Company's costs of handling, promoting, advertising and selling the vendors' products in its stores.  Vendor allowances related to the purchase of inventory are recorded as a reduction to the cost of inventory until sold.  Vendor allowances are recognized as a reduction of cost of goods sold or the related selling expense when the purpose for which the vendor funds were intended to be used has been fulfilled and amounts have been authorized by vendors.  As part of the South Hill merchandising consolidation, the Company changed the method of collecting advertising allowances from its vendors resulting in only a small portion of these allowances to be considered a reimbursement for specific, incremental, identifiable costs incurred to sell vendor's products. Accordingly, most advertising allowances will now be recorded as a reduction to the cost of merchandise purchases beginning in fiscal 2013.

Recent Accounting Standards. In February 2013, the FASB issued ASU No. 2013-02, which amends ASC Topic 220, Comprehensive Income and requires that entities present information about reclassification adjustments from accumulated other comprehensive income in their interim and annual financial statements. The standard requires that entities present either on the face of the income statement or as a separate note to the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income. If a component is not required to be reclassified to net income in its entirety, entities are required to cross reference to the related footnote for additional information. For public companies, the standard is effective for fiscal years and interim periods beginning after December 15, 2012. The adoption of this guidance requires changes solely in presentation, and therefore does not have a significant impact on the Company's condensed consolidated financial statements.

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

2.             South Hill Consolidation
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
Total expenses in the current year first quarter associated with the South Hill Consolidation were $6.9 million ($4.3 million net of tax) of which $2.0 million remained unpaid as of May 4, 2013. The costs, which were primarily for severance and transitional payroll and related benefits, recruiting and relocation costs, and visual presentation supplies and other, were recorded in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations and Comprehensive Loss. The Company incurred and paid $2.7 million in the prior year primarily for transitional payroll and benefits, recruiting and relocation costs, and property and equipment impairment and expects to incur additional expenses of approximately $1.0 million in 2013 related to the South Hill Consolidation. Merchandise cost of sales for the current year first quarter also includes approximately $2.8 million related to the South Hill Consolidation due to increased inventory markdowns and advertising allowances deferred in inventory.

3.            Stock-Based Compensation

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

The following table summarizes stock-based compensation expense by type of grant for the thirteen weeks ended May 4, 2013 and April 28, 2012 (in thousands):

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Stock options and SARs	$330	$867
Non-vested stock	1,051	628
Performance shares	598	(170)
Total compensation expense	1,979	1,325
Related tax benefit	(744)	(498)
	$1,235	$827

As of May 4, 2013, the Company had unrecognized compensation cost of $23.4 million related to stock-based compensation awards granted. That cost is expected to be recognized over a weighted average period of 2.8 years.

Stock Options and SARs

The Company historically granted shares of stock options and SARs to its employees and members of management. The right to exercise stock options and SARs generally vests over four years from the date of grant, with 25% vesting at the end of each of the first four years following the date of grant.  Stock options and SARs are settled by issuance of common stock.  Stock options issued prior to January 29, 2005 will generally expire, if not exercised, within ten years from the date of the grant, while stock options and SARs granted after that date generally expire, if not exercised, within seven years from the date of grant.  No SARs were granted during the thirteen weeks ended May 4, 2013 or April 28, 2012.

The following table summarizes information about stock options and SARs outstanding under the Equity Incentive Plans as of May 4, 2013 and changes during the thirteen weeks ended May 4, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 2, 2013	1,877,415	$16.69
Exercised	(544,473)	17.13
Forfeited	(37,835)	17.16
Outstanding at May 4, 2013	1,295,107	$16.49	3.2	$14,348

Vested or expected to vest at May 4, 2013	1,221,212	$16.45	3.1	$13,585

Exercisable at May 4, 2013	925,632	$16.19	2.6	$10,533

The following table summarizes information about non-vested stock option awards and SARs outstanding as of May 4, 2013 and changes during the thirteen weeks ended May 4, 2013:

Stock Options/SARs	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at February 2, 2013	790,164	$7.31
Vested	(383,139)	6.63
Forfeited	(37,550)	7.94
Non-vested at May 4, 2013	369,475	7.94

The aggregate intrinsic value of stock options and SARs, defined as the amount by which the market price of the underlying stock on the date of exercise exceeds the exercise price of the award, exercised during the thirteen weeks ended May 4, 2013 and April 28, 2012 was $5.2 million and $1.0 million, respectively.

Non-vested Stock

The Company grants shares of non-vested stock to its employees, members of management and independent directors. The non-vested stock converts one for one to common stock at the end of the vesting period at no cost to the recipient to whom it is awarded.  The vesting period of the non-vested stock ranges from one to four years from the date of grant.

The following table summarizes information about non-vested stock granted by the Company as of May 4, 2013 and changes during the thirteen weeks ended May 4, 2013:

Non-vested Stock	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at February 2, 2013	642,409	$16.21
Granted	255,120	25.79
Vested	(117,787)	15.98
Forfeited	(25,400)	16.18
Outstanding at May 4, 2013	754,342	$19.49

The aggregate intrinsic value of non-vested stock that vested during the current year was $3.2 million. The payment of the employees' tax liability for a portion of the vested shares was satisfied by withholding shares with a fair value equal to the tax liability.  As a result, the actual number of shares issued was 78,871.

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

The following table summarizes information about the performance shares that remain outstanding as of May 4, 2013:

	Target Shares	Target Shares	Target Shares	Target Shares	Target Shares	Weighted Average
	Outstanding	Granted	Vested	Forfeited	Outstanding	Grant Date
Period	at	During	During	During	at	Fair Value
Granted	February 2, 2013	Current Year	Current Year	Current Year	May 4, 2013	Per Share

2011	39,800	-	(1,150)	(3,850)	34,800	25.00
2012	238,100	-	(3,300)	(10,000)	224,800	18.04
2013	-	158,400	-	-	158,400	33.81
Total	277,900	158,400	(4,450)	(13,850)	418,000

During the current year, 104,490 shares, with an aggregate intrinsic value of $2.7 million, vested related to the 2010 performance share grant.  The payment of the recipients' tax liability of approximately $0.9 million for vested shares was satisfied by withholding shares with a fair value equal to the tax liability.  As a result, the actual number of shares issued was 75,176.

4.            Debt Obligations

Debt obligations as of May 4, 2013 and February 2, 2013 consist of the following (in thousands):

	May 4, 2013	February 2, 2013
Revolving Credit Facility	$60,650	$6,000
Finance lease obligations	6,149	6,329
Total debt obligations	66,799	12,329
Less: Current portion of debt obligations	772	744
Long-term debt obligations	$66,027	$11,585

The Company has a $250.0 million senior secured revolving credit facility that matures on June 30, 2016 (the "Amended and Restated Credit Agreement" or "Revolving Credit Facility"). The Revolving Credit Facility includes an uncommitted accordion feature to increase the size of the facility to $350.0 million. Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. The daily interest rates under the Revolving Credit Facility are determined by a prime rate or LIBOR plus an applicable margin, as set forth in the Revolving Credit Facility agreement. Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility. The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures and other general corporate purposes, as well as to support its outstanding letters of credit requirements. For the thirteen weeks ended May 4, 2013, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 2.17% and $13.0 million, respectively.

The Company also issues letters of credit under the Revolving Credit Facility to support certain merchandise purchases and to collateralize retained risks and deductibles under various insurance programs. At May 4, 2013, the Company had outstanding letters of credit totaling approximately $3.5 million. These letters of credit expire within twelve months of issuance. Excess borrowing availability under the Revolving Credit Facility at May 4, 2013, net of letters of credit outstanding and outstanding borrowings, was $185.8 million.

The Revolving Credit Facility contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions. The Revolving Credit Facility also contains a fixed charge coverage ratio covenant in the event excess availability is below a defined threshold or an event of default has occurred. At May 4, 2013, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility and expects to remain in compliance during fiscal year 2013.

5.            Earnings per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the measurement period.  Diluted earnings per share is computed using the weighted average number of common shares as well as all potentially dilutive common share equivalents outstanding during the measurement period.  For the thirteen weeks ended May 4, 2013 and April 28, 2012, 457,722 and 216,366 shares, respectively, attributable to stock options, SARs and non-vested stock grants would have been considered dilutive securities but were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive due to the net loss for the reported periods.

Under Accounting Standards Codification ("ASC") 260-10, Earnings Per Share, non-vested stock grants that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the calculation of basic and diluted earnings per share pursuant to the two-class method.  The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings.  Earnings per share has been calculated under the two-class method for the thirteen weeks ended May 4, 2013 and April 28, 2012.

The following tables show the computation of basic and diluted earnings per share for the thirteen weeks ended May 4, 2013 and April 28, 2012 (in thousands, except per share amounts):

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Basic EPS:
Net loss	$(6,856)	$(418)
Less: Allocation of earnings to participating securities	-	-
Net loss allocated to common shares	(6,856)	(418)

Basic weighted average shares outstanding	32,306	30,536
Basic EPS	$(0.21)	$(0.01)

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Diluted EPS:
Net loss	$(6,856)	$(418)
Less: Allocation of earnings to participating securities	-	-
Net loss allocated to common shares	(6,856)	(418)

Basic weighted average shares outstanding	32,306	30,536
Add: Dilutive effect of stock awards	-	-
Diluted weighted average shares outstanding	32,306	30,536
Diluted EPS	$(0.21)	$(0.01)

The following table illustrates the number of stock options and SARs that were outstanding, but not included in the computation of diluted earnings per share because the exercise price of the stock options and SARs was greater than the average market price of the Company's common shares (in thousands):

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Number of anti-dilutive stock options and SARs outstanding	1	2,649

6.            Stockholders' Equity

On April 8, 2013, the Company announced that its Board of Directors ("the Board") approved a 25% increase in the Company's quarterly cash dividend rate to $0.125 cents per share from the previous quarterly rate of $0.10 cents per share.  The new quarterly rate of $0.125 cents per share is applicable to dividends declared by the Board beginning May 23, 2013.  In the current year, the Company has paid cash dividends totaling $3.3 million. On May 23, 2013, the Company's Board of Directors (the "Board") declared a quarterly cash dividend of $0.125 per share of common stock, payable on June 19, 2013 to shareholders of record at the close of business on June 4, 2013.

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

7.            Retirement Plan

The Company sponsors a frozen defined benefit plan. The components of pension cost for each period are as follows (in thousands):

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Employer service cost	$90	$-
Interest cost	430	473
Expected return on plan assets	(559)	(563)
Net loss amortization	153	103
Net periodic pension cost	$114	$13

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

8.            Fair Value Measurements

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

The following tables present the Company's financial assets and liabilities measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets (Unaudited) (in thousands):

	May 4, 2013
		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (1)(2)	$21,294	$21,294	$-	$-

Accrued expenses and other current liabilities:
Deferred non-employee director equity compensation plan liability (2)	$311	$311	$-	$-

	February 2, 2013
		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (1)(2)	$18,498	$18,498	$-	$-

Accrued expenses and other current liabilities:
Deferred non-employee director equity compensation plan liability (2)	$253	$253	$-	$-

(1)	The Company has recorded in other long-term liabilities amounts related to these assets for the amount due to participants corresponding in value to the securities held in the grantor trust.

(2)
Using the market approach, the fair values of these items represent quoted market prices multiplied by the quantities held. Net gains and losses related to the changes in fair value in the assets and liabilities under the various deferred compensation plans are recorded in selling, general and administrative expenses and were nil for the thirteen weeks ended May 4, 2013 and for the fiscal year ended February 2, 2013.

Certain long-lived assets are measured at fair value on a nonrecurring basis in the Condensed Consolidated Balance Sheets. When the Company determines a long-lived asset is impaired, the carrying value of the asset is reduced to its fair value and the impairment charge is recorded within cost of sales and related buying, occupancy and distribution expense in the Condensed Consolidated Statements of Operations and Comprehensive Income. There were no significant impairments of long-lived assets for the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively.

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

Readers should consider the risks and uncertainties described in the Company's Annual Report on Form 10-K for the year ended February 2, 2013 ("Form 10-K"). Readers should carefully review the Form 10-K in its entirety including, but not limited to, the Company's financial statements and the notes thereto and the risks and uncertainties described in Item 1A - "Risk Factors" of the Form 10-K. Forward-looking statements contained in this Form 10-Q are as of the date of this Form 10-Q. The Company does not undertake to update its forward-looking statements.

General

Stage Stores, Inc. (the "Company" or "Stage Stores") is a Houston, Texas-based retailer, which operates both department stores and off-price stores. Its department stores, which operate under the Bealls, Goody's, Palais Royal, Peebles and Stage nameplates, offer moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family.  Its off-price stores, which are called Steele's, offer brand name family apparel, accessories, shoes and home décor at significant savings to department store prices. The Company also offers its merchandise direct-to-consumer through its eCommerce website and Send program. The eCommerce website features similar merchandise to that found in the Company's stores as well as merchandise which is available only on-line. The Send program allows customers to have merchandise shipped directly to their homes from another store if their size or color is not available in a local store.

The Company's principal focus is on consumers in small and mid-sized markets which the Company believes are under-served and less competitive. In those small town markets where it operates a department store and an off-price store, the Company targets a different customer for each store and, therefore, believes that customer overlap between the two formats is minimal. At May 4, 2013, the Company operated 872 stores located in 40 states.

The Company made progress on a number of its key initiatives during the thirteen weeks ended May 4, 2013 (the "current year first quarter"). Chief among them was the consolidation of the Company's South Hill Operations (the "South Hill Consolidation"), announced on February 11, 2013, which remains on track for a midyear completion. In addition to projected annual savings of $5 million, the South Hill Consolidation is expected to increase productivity, create synergies, strengthen collaboration, enhance the Company's purchasing power, provide for a consistent message to customers and accelerate sales growth. In addition, the Company opened 10 new department stores, added 2 new Clinique counters and started the roll-out of its new prototype fixture packages to the top 40 stores. The Company also moved forward on replatforming and enhancing its eCommerce website, which is expected to be completed in time for the holiday shopping period in the fourth quarter.

The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements as included in the Form 10-K.

Results of Operations

The following table sets forth the results of operations as a percentage of sales for the periods indicated:

	Thirteen Weeks Ended (1)
	May 4, 2013		April 28, 2012

Net sales	100.0%		100.0%
Cost of sales and related buying, occupancy
and distribution expenses	76.2		74.3
Gross profit	23.8		25.7

Selling, general and administrative expenses	26.3		25.4
Store opening costs	0.3		0.3
Interest expense, net	0.2		0.2
Loss before income tax	(2.9)		(0.2)

Income tax benefit	(1.1)		(0.1)
Net loss	(1.8	) %	(0.1	) %

(1) Percentages may not foot due to rounding.

Non-GAAP Financial Measures

The following supplemental information presents the results of operations for the first fiscal quarter of 2012 and 2013.  Both periods are presented on a basis in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and on a non-U.S. GAAP basis to show earnings with and without charges associated with the South Hill Consolidation and the former Chief Executive Officer's resignation. Management believes this supplemental financial information enhances an investor's understanding of the Company's financial performance as it excludes those items which impact comparability of operating trends.  The non-U.S. GAAP financial information should not be considered in isolation or viewed as a substitute for net income, cash flow from operations or other measures of performance as defined by U.S. GAAP.  Moreover, the inclusion of non-U.S. GAAP financial information as used herein is not necessarily comparable to other similarly titled measures of other companies due to the potential inconsistencies in the method of presentation and items considered.  The following tables set forth the supplemental financial information and the reconciliation of U.S. GAAP disclosures to non-U.S. GAAP financial metrics (in thousands, except diluted earnings per share):

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012

Net income (loss):
On a U.S. GAAP basis	$(6,856)	$(418)
South Hill consolidation related charges, net of tax of $3,616	6,062	-
Former Chief Executive Officer resignation related charges, net of tax of $1,148	-	1,852
On a non-U.S. GAAP basis	$(794)	$1,434

Diluted earnings (loss) per share:
On a U.S. GAAP basis	$(0.21)	$(0.01)
South Hill consolidation related charges	0.19	-
Former Chief Executive Officer resignation related charges	-	0.06
On a non-U.S. GAAP basis	$(0.02)	$0.05

Thirteen Weeks Ended May 4, 2013 Compared to Thirteen Weeks Ended April 28, 2012

Sales for the thirteen weeks ended May 4, 2013 increased 3.5% to $378.6 million from $365.7 million for the thirteen weeks ended April 28, 2012 (the "prior year first quarter").  The sales increase was primarily driven by the Company's new stores and an increase in eCommerce sales.  Unseasonably cool weather in March and April negatively impacted sales in the current year first quarter compared to the prior year first quarter. Comparable store sales, which are sales in stores that are open for at least 14 full months prior to the reporting period, including eCommerce sales, increased 0.7% in the current year first quarter compared to a 2.5% increase in the prior year first quarter. Excluding eCommerce sales, comparable store sales were flat in the current year first quarter as compared to 2.1% in the prior year first quarter. The 0.7% increase in comparable store sales for the current year first quarter reflects a combination of a 3.9% increase in the number of transactions and a 2.0% increase in units per transaction, partially offset by a 5.2% decrease in average unit retail.

On a market population basis, utilizing a ten-mile radius from each store, the larger market stores outperformed the smaller markets. The Company's mid-sized (populations of 50,000 to 150,000) and large markets (populations greater than 150,000) achieved comparable store sales increases of 2.0% and 2.5%, respectively, while the small market stores (populations less than 50,000) experienced a comparable store sales decrease of 0.6%. Geographically, the South Central, Mid Atlantic, Southwest and Northeast all outperformed the Company average.

On a merchandise category basis, home and gifts, accessories, men's and young men's, junior sportswear and cosmetics all outperformed the Company's comparable store sales gain. Categories disadvantaged by the cooler weather, such as shorts, sandals, capris, sundresses, tank tops and swimwear, had the weakest performance during the current year first quarter while those categories generally immune from weather, such as home and gifts, accessories and cosmetics, were the stronger performers. Home and gifts had double-digit increases as it benefitted from new product launches such as Keurig and Cuisinart. The increase in accessories was driven by the strength in handbags. The Company also continues to focus on growing its cosmetics line of business through the installation of Estee Lauder and Clinique counters and the introduction of new products.

The following is a summary of the changes in the components of the cost of sales rate between the current year first quarter and the prior year first quarter, expressed as a percent of sales:

Increase / Decrease
Merchandise cost of sales rate	2.0%
Buying, occupancy and distribution expenses rate	(0.1)
Cost of sales rate	1.9%

Gross profit for the current year first quarter was $90.2 million, a decrease of 3.9% from $93.8 million in the prior year first quarter. Gross profit, as a percent of sales, decreased to 23.8% in the current year first quarter from 25.7% in the prior year first quarter. As a result of the softness in sales in the current year first quarter, the Company aggressively managed inventory levels. The Company also accelerated the liquidation of clearance inventory closer to its natural selling window. These activities resulted in increased clearance sales during the current year first quarter compared to the prior year first quarter, which negatively impacted the gross margin rate. Merchandise cost of sales for the current year first quarter also includes approximately $2.8 million related to the South Hill Consolidation due to increased inventory markdowns and advertising allowances in deferred inventory.

Selling, general and administrative ("SG&A") expenses in the current year first quarter increased $6.9 million to $99.6 million from $92.7 million in the prior year first quarter.   As a percent of sales, SG&A expenses increased to 26.3% in the current year first quarter from 25.4% in the prior year first quarter.   The increase in SG&A expenses reflects charges of approximately $6.9 million incurred in the current year first quarter related to the South Hill Consolidation. The prior year first quarter included $3.0 million of charges associated with the resignation of the Company's former Chief Executive Officer. In addition, the increase in SG&A reflects incremental costs to operate 45 net additional stores as compared to the prior year first quarter and deleverage from increased store expenses and advertising. These higher costs were partially offset by higher credit income associated with the Company's private label credit card portfolio.

Store opening costs of $1.0 million in the current year first quarter include costs related to the opening of 10 new department stores.  During the prior year first quarter, the Company incurred $0.9 million in store opening costs related to the opening of 15 new stores and the relocation of 2 stores. Store opening costs are expensed as incurred and include costs of stores opening in future quarters.

Net interest expense was $0.6 million in the current year first quarter compared to $0.8 million in the prior year first quarter.  Interest expense is primarily comprised of interest on borrowings under the Revolving Credit Facility (see "Liquidity and Capital Resources"), related letters of credit and commitment fees, amortization of debt issuance costs and interest on finance lease obligations.

The Company's effective tax rate for the current year first quarter was 37.4%, resulting in an estimated tax benefit of $4.1 million.  This compares to an effective tax rate of 38.3% and income tax benefit of $0.3 million in the prior year first quarter.

As a result of the foregoing, the Company had a net loss of $6.9 million for the current year first quarter as compared to a net loss of $0.4 million for the prior year first quarter.

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

Liquidity and Capital Resources

The Company's liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows, (iii) normal trade credit terms from the vendor and factor community and (iv) the Revolving Credit Facility. The Company's primary cash requirements are for capital expenditures related to new stores, store relocations and remodeling, and seasonal and new store inventory purchases.

Key components of the Company's cash flows for the current year and the prior year are summarized below (in thousands):

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Net cash provided by (used in):
Operating activities	$(34,779)	$13,066
Investing activities	(16,809)	(9,780)
Financing activities	60,249	(142)

Operating Activities

During the current year first quarter, the Company used $34.8 million in cash from operating activities. Net loss, adjusted for non-cash expenses, provided cash of approximately $10.1 million. Changes in operating assets and liabilities used net cash of approximately $45.9 million, which included a $38.7 million increase in merchandise inventories primarily due to planned investments in inventory and the seasonal build of inventories, and an increase in other assets of $7.5 million. These increases were partially offset by an increase in accounts payable and other liabilities of $0.4 million. Additionally, cash flows from operating activities included construction allowances from landlords of $1.0 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores. The increase in cash used in operating activities compared to the prior year first quarter is reflective of the increase in incentive bonus paid, timing of rent payments and an increase in income taxes paid.

During the prior year first quarter, the Company generated $13.1 million in cash from operating activities. Net loss, adjusted for non-cash expenses, provided cash of approximately $15.6 million.  Changes in operating assets and liabilities used net cash of approximately $3.1 million, which included a $50.1 million increase in merchandise inventories due to the seasonal build in inventories, partially offset by a decrease in other assets of $11.1 million and an increase in accounts payable and other liabilities of $35.9 million. Additionally, cash flows from operating activities included construction allowances from landlords of $0.6 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

Investing Activities

Capital expenditures were $16.8 million in the current year first quarter as compared to $9.8 million in the prior year first quarter. For the current year, the Company opened 10 new department stores, as compared to 15 new stores and 2 relocated stores in the prior year first quarter. As noted above, the Company received construction allowances from landlords of $1.0 million in the current year first quarter to fund a portion of the capital expenditures related to store leasehold improvements in new and relocated stores, while $0.6 million was received from landlords in the prior year first quarter. These funds have been recorded as a deferred rent credit in the balance sheet and will be recorded as an offset to rent expense over the lease term commencing with the date the allowances were earned.

Management currently estimates that capital expenditures in 2013, net of construction allowances to be received from landlords, will be approximately $57 million. The expenditures will principally be for the opening of new stores, store expansions, relocations and remodels, new fixturing, new cosmetic counters and increased technology spend.

Financing Activities

The Company has a $250.0 million senior secured revolving credit facility that matures on June 30, 2016 (the "Amended and Restated Credit Agreement" or "Revolving Credit Facility"). The Revolving Credit Facility includes an uncommitted accordion feature to increase the size of the facility to $350.0 million. Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. The daily interest rates under the Revolving Credit Facility are determined by a prime rate or LIBOR plus an applicable margin, as set forth in the Revolving Credit Facility agreement. Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility. The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures and other general corporate purposes, as well as to support its outstanding letters of credit requirements. For the thirteen weeks ended May 4, 2013, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 2.17% and $13.0 million, respectively.

The Company also issues letters of credit under the Revolving Credit Facility to support certain merchandise purchases and to collateralize retained risks and deductibles under various insurance programs. At May 4, 2013, the Company had outstanding letters of credit totaling approximately $3.5 million. These letters of credit expire within twelve months of issuance. Excess borrowing availability under the Revolving Credit Facility at May 4, 2013, net of letters of credit outstanding and outstanding borrowings, was $185.8 million.

The Revolving Credit Facility contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions. The Revolving Credit Facility also contains a fixed charge coverage ratio covenant in the event excess availability is below a defined threshold or an event of default has occurred. At May 4, 2013, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility and expects to remain in compliance during fiscal year 2013.

On April 8, 2013, the Company announced that its Board of Directors ("the Board") approved a 25% increase in the Company's quarterly cash dividend rate to $0.125 cents per share from the previous quarterly rate of $0.10 cents per share.  The new quarterly rate of $0.125 cents per share is applicable to dividends declared by the Board beginning May 23, 2013.  In the current year, the Company has paid cash dividends totaling $3.3 million. On May 23, 2013, the Company's Board of Directors (the "Board") declared a quarterly cash dividend of $0.125 per share of common stock, payable on June 19, 2013 to shareholders of record at the close of business on June 4, 2013.

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

While there can be no assurances, management believes that there should be sufficient liquidity to cover both the Company's short-term and long-term funding needs. The Company anticipates that it has adequate cash flows to cover its working capital needs, planned capital expenditures and debt service requirements for the remainder of 2013 and the foreseeable future.

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

Management of the Company, with the participation of the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures and concluded that the Company's disclosure controls and procedures were effective as of May 4, 2013.

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

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There were no changes in the Company's internal control over financial reporting during the quarter ended May 4, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                                        LEGAL PROCEEDINGS

During the current year first quarter ended May 4, 2013, the Company did not have any material legal proceedings brought against it, its subsidiaries or their properties.

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

Financed by the Company's existing cash, cash flow and other liquidity sources, the Company has spent $100.1 million since March 2011 to repurchase approximately 6.1 million shares of its common stock under the 2011 Stock Repurchase Program.

Using proceeds from the exercise of stock options as well as the tax benefits that accrue to the Company from the exercise of stock options, SARs and other equity grants, the Company has spent $10.0 million since March 2011 to repurchase approximately 0.7 million shares of its common stock.

The table below sets forth information regarding the Company's repurchases of its common stock during the current year first quarter:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

February 3, 2013 to March 2, 2013	7,221	$24.04	-	$99,938,428

March 3, 2013 to April 6, 2013	43,821	26.17	-	99,938,428

April 7, 2013 to May 4, 2013	29,067	27.83	-	99,938,428

Total	80,109	$26.58	-	$99,938,428

(1)	Although the Company did not repurchase any of its common stock during the current year first quarter under the 2011 Stock Repurchase Program:

•
The Company reacquired 72,680 shares of common stock from certain employees to cover tax withholding obligations from the vesting of restricted stock and performance shares at a weighted average acquisition price of $26.56 per share; and

•	The trustee of the grantor trust established by the Company for the purpose of holding assets under the Company's Deferred Compensation Plan (the "Plan") purchased an aggregate of 7,429 shares of the Company's common stock in the open market at a weighted average price of $26.80 in connection with the Company Stock Investment Option under the Plan and in connection with the reinvestment of dividends paid on the Company's common stock held in trust in the Plan.

(2)	Reflects the Company's initial $200.0 million portion of the 2011 Stock Purchase Program, less the $100.1 million purchased using the Company's existing cash and cash flow since March 2011.

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
10.1†
Stage Stores, Inc. Nonqualified Deferred Compensation Plan, as Amended and Restated effective April 1, 2013, is incorporated by reference to Exhibit 4.4 of Stage Stores' Post-Effective Amendment No. 1 to Form S-8 (Commission File No. 333-151566) filed May 29, 2013.

10.2*†	Employment Agreement between Russ Lundy and Stage Stores, Inc. dated August 6, 2010.
10.3*†	Employment Agreement between Steve Lawrence and Stage Stores, Inc. dated July 23, 2012.
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101**
The following materials from Stage Stores Inc.'s Quarterly Report on Form 10-Q for the quarter ended May 4, 2013, formatted in XBRL (eXtensible Business Reporting Language) are filed electronically herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders' Equity, and (v) Notes to Condensed Consolidated Financial Statements.

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

STAGE STORES, INC.

June 13, 2013	/s/ Michael L. Glazer
(Date)	Michael L. Glazer
President and Chief Executive Officer
(Principal Executive Officer)

June 13, 2013	/s/ Oded Shein
(Date)	Oded Shein
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)