Form 10-Q
period 2013-08-03
STAGE STORES INC
filed 2013-09-12
CIK 6885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2013

or

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

As of September 11, 2013, there were 31,772,456 shares of the registrant's common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1.                          FINANCIAL STATEMENTS

Stage Stores, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(Unaudited)

	August 3, 2013	February 2, 2013
ASSETS
Cash and cash equivalents	$34,146	$17,937
Merchandise inventories, net	442,250	413,928
Prepaid expenses and other current assets	43,743	35,467
Total current assets	520,139	467,332

Property, equipment and leasehold improvements, net	289,769	290,701
Intangible asset	14,910	14,910
Other non-current assets, net	25,399	21,928
Total assets	$850,217	$794,871

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$142,825	$110,826
Accrued expenses and other current liabilities	66,672	97,246
Total current liabilities	209,497	208,072

Long-term debt obligations	56,240	11,585
Other long-term liabilities	110,290	110,344
Total liabilities	376,027	330,001

Commitments and contingencies	—	—

Common stock, par value $0.01, 100,000 shares authorized, 32,809 and 32,014 shares issued, respectively	328	320
Additional paid-in capital	390,589	376,615
Less treasury stock - at cost, 0 and 0 shares, respectively	(898)	(701)
Accumulated other comprehensive loss	(5,946)	(6,135)
Retained earnings	90,117	94,771
Total stockholders' equity	474,190	464,870
Total liabilities and stockholders' equity	$850,217	$794,871

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012

Net sales	$395,331	$381,624	$773,968	$747,318
Cost of sales and related buying, occupancy and distribution expenses	279,862	266,450	568,283	538,305
Gross profit	115,469	115,174	205,685	209,013

Selling, general and administrative expenses	99,323	94,747	198,927	187,487
Store opening costs	122	583	1,094	1,528
Interest expense	708	951	1,294	1,782
Income before income tax	15,316	18,893	4,370	18,216

Income tax expense	5,709	7,231	1,619	6,972
Net income	$9,607	$11,662	$2,751	$11,244

Other comprehensive income:
Amortization of employee benefit related costs net of tax of $58, $39, $116 and $79, respectively	94	64	189	128
Total other comprehensive income	94	64	189	128
Comprehensive income	$9,701	$11,726	$2,940	$11,372

Basic and diluted earnings per share data:

Basic earnings per share	$0.29	$0.37	$0.08	$0.36
Basic weighted average shares outstanding	32,762	31,010	32,534	30,773

Diluted earnings per share	$0.29	$0.37	$0.08	$0.36
Diluted weighted average shares outstanding	33,073	31,225	32,908	30,988

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012
Cash flows from operating activities:
Net income	$2,751	$11,244
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization and impairment of long-lived assets	30,664	30,262
Loss on retirements of property and equipment	261	—
Deferred income taxes	70	449
Tax benefit (deficiency) from stock-based compensation	1,779	(893)
Stock-based compensation expense	4,025	3,436
Amortization of debt issuance costs	129	288
Excess tax benefits from stock-based compensation	(1,998)	(550)
Deferred compensation obligation	197	54
Amortization of employee benefit related costs	305	206
Construction allowances from landlords	1,418	1,377
Changes in operating assets and liabilities:
Increase in merchandise inventories	(28,322)	(48,601)
(Increase) decrease in other assets	(11,764)	4,414
(Decrease) increase in accounts payable and other liabilities	(344)	24,716
Total adjustments	(3,580)	15,158
Net cash (used in) provided by operating activities	(829)	26,402

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(29,937)	(22,621)
Proceeds from disposal of assets	11	—
Net cash used in investing activities	(29,926)	(22,621)

Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	214,725	190,405
Payments of revolving credit facility borrowings	(169,650)	(174,175)
Payments of long-term debt obligations	(363)	(18,327)
Payments of debt issuance costs	(125)	—
Repurchases of common stock	—	(61)
Payments for stock related compensation	(2,165)	(455)
Proceeds from exercise of stock awards	9,949	7,846
Excess tax benefits from stock-based compensation	1,998	550
Cash dividends paid	(7,405)	(5,558)
Net cash provided by financing activities	46,964	225
Net increase in cash and cash equivalents	16,209	4,006

Cash and cash equivalents:
Beginning of period	17,937	18,621
End of period	$34,146	$22,627

Supplemental disclosures including non-cash investing and financing activities:
Interest paid	$1,087	$1,520
Income taxes paid	$21,635	$7,240
Unpaid liabilities for capital expenditures	$5,230	$3,561

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statement of Stockholders' Equity
For the Twenty-Six Weeks Ended August 3, 2013
(in thousands, except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings
	Shares	Amount		Shares	Amount			Total
Balance at February 2, 2013	32,014	$320	$376,615	—	$(701)	$(6,135)	$94,771	$464,870

Net income	—	—	—	—	—	—	2,751	2,751
Other comprehensive income	—	—	—	—	—	189	—	189
Dividends on common stock, $0.225 per share	—	—	—	—	—	—	(7,405)	(7,405)
Deferred compensation			197	—	(197)	—	—	—
Issuance of equity awards, net	795	8	9,941	—	—	—	—	9,949
Tax withholdings paid for net settlement of stock awards	—	—	(1,968)	—	—	—	—	(1,968)
Stock-based compensation expense	—	—	4,025	—	—	—	—	4,025
Tax benefit from stock-based compensation	—	—	1,779	—	—	—	—	1,779

Balance at August 3, 2013	32,809	$328	$390,589	—	$(898)	$(5,946)	$90,117	$474,190

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.            Basis of Presentation

The accompanying Condensed Consolidated Financial Statements (Unaudited) of Stage Stores, Inc. and subsidiaries ("Stage Stores" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP" or "U.S. GAAP") for complete financial statements. Those adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The Condensed Consolidated Financial Statements (Unaudited) should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto filed with Stage Stores' Annual Report on Form 10-K for the year ended February 2, 2013. References to a particular year are to Stage Stores' fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year. For example, a reference to "2012" is a reference to the fiscal year ended February 2, 2013 and a reference to "2013" is a reference to the fiscal year ending February 1, 2014. References to "current year" pertain to the twenty-six weeks ended August 3, 2013, and references to "prior year" pertain to the twenty-six weeks ended July 28, 2012.

Stage Stores is a Houston, Texas-based retailer, which operates both department stores and off-price stores. Its department stores, which operate under the Bealls, Goody's, Palais Royal, Peebles and Stage nameplates, offer moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family. Its off-price stores, which are called Steele's, offer brand name family apparel, accessories, footwear and home décor at significant savings to department store prices. As of August 3, 2013, the Company operated 872 stores located in 40 states. The Company also offers its merchandise direct-to-consumer through its eCommerce website and Send program. The eCommerce website features similar merchandise to that found in the Company's stores as well as merchandise which is available only on-line. The Send program allows customers to have merchandise shipped directly to their homes from another store if their size or color is not available in a local store.

Vendor allowances. The Company receives consideration from its merchandise vendors in the form of allowances and reimbursements.  Given the promotional nature of the Company's business, the allowances are generally intended to offset the Company's costs of handling, promoting, advertising and selling the vendors' products in its stores.  Vendor allowances related to the purchase of inventory are recorded as a reduction to the cost of inventory until sold.  Vendor allowances are recognized as a reduction of cost of goods sold or the related selling expense when the purpose for which the vendor funds were intended to be used has been fulfilled and amounts have been authorized by vendors.  As part of the Company's South Hill merchandising consolidation, the Company changed the method of collecting advertising allowances from its vendors resulting in only a small portion of these allowances being considered as a reimbursement for specific, incremental, identifiable costs incurred to sell vendors' products. Accordingly, beginning in fiscal 2013, most advertising allowances are now recorded as a reduction to the cost of merchandise purchases.

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

2.             South Hill Consolidation
On February 11, 2013, the Company announced its plans to consolidate its South Hill, Virginia operations into its Houston, Texas corporate headquarters (the "South Hill Consolidation"). This action was the culmination of an initiative that the Company began in 2012. The reasons for the South Hill Consolidation were: (i) to have department store functions and processes entirely together in one location, (ii) to strengthen collaboration, teamwork and communications, while streamlining operations, enhancing overall operational efficiency and reducing costs, and (iii) to create consistency in merchandising, marketing and eCommerce. The South Hill Consolidation has been completed from an operational and systems perspective, while the alignment of merchandise assortments in the former South Hill managed stores is expected to be completed by the end of 2013.
Total expenses in the current year associated with the South Hill Consolidation were $9.0 million of which $1.3 million remained unpaid and is included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet as of August 3, 2013. The costs, which were primarily for severance and transitional payroll and related benefits, recruiting and relocation costs, and visual presentation supplies and other, were recorded in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income. The Company incurred and paid $2.7 million in the prior year primarily for transitional payroll and related benefits, recruiting and relocation costs, and property and equipment impairment. Merchandise cost of sales for the current year also includes approximately $7.2 million related to the South Hill Consolidation due to inventory liquidation costs associated with discontinued vendors and merchandise and advertising allowances deferred in inventory.

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

The following table summarizes stock-based compensation expense by type of grant for each period (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Stock options and SARs	$466	$673	$796	$1,540
Non-vested stock	921	827	1,972	1,455
Performance shares	659	611	1,257	441
Total compensation expense	2,046	2,111	4,025	3,436
Related tax benefit	(745)	(794)	(1,489)	(1,292)
	$1,301	$1,317	$2,536	$2,144

As of August 3, 2013, the Company had unrecognized compensation cost of $20.8 million related to stock-based compensation awards granted. That cost is expected to be recognized over a weighted average period of 2.6 years.

Stock Options and SARs

The Company historically granted shares of stock options and SARs to its employees and members of management. The right to exercise stock options and SARs generally vests over four years from the date of grant, with 25% vesting at the end of each of the first four years following the date of grant. Stock options and SARs are settled by issuance of common stock. Stock options issued prior to January 29, 2005 will generally expire, if not exercised, within ten years from the date of the grant, while stock options and SARs granted after that date will generally expire, if not exercised, within seven years from the date of grant.  No stock options or SARs were granted during the twenty-six weeks ended August 3, 2013 or July 28, 2012.

The following table summarizes information about stock options and SARs outstanding under the Equity Incentive Plans as of August 3, 2013 and changes during the twenty-six weeks ended August 3, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 2, 2013	1,877,415	$16.69
Exercised	(585,798)	16.98
Forfeited	(65,110)	17.21
Outstanding at August 3, 2013	1,226,507	$16.52	2.9	$10,642

Vested or expected to vest at August 3, 2013	1,158,582	$16.48	2.8	$10,105

Exercisable at August 3, 2013	886,882	$16.23	2.4	$7,957

The following table summarizes information about non-vested stock option awards and SARs outstanding as of August 3, 2013 and changes during the twenty-six weeks ended August 3, 2013:

Stock Options/SARs	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at February 2, 2013	790,164	$7.31
Vested	(389,089)	6.63
Forfeited	(61,450)	7.96
Non-vested at August 3, 2013	339,625	$7.97

The aggregate intrinsic value of stock options and SARs, defined as the amount by which the market price of the underlying stock on the date of exercise exceeds the exercise price of the award, exercised during the twenty-six weeks ended August 3, 2013 and July 28, 2012 was $5.6 million and $2.9 million, respectively.

Non-vested Stock

The Company grants shares of non-vested stock to its employees, members of management and independent directors. The non-vested stock converts one for one to common stock at the end of the vesting period at no cost to the recipient to whom it is awarded.  The vesting period of the non-vested stock ranges from one to four years from the date of grant.

The following table summarizes information about non-vested stock granted by the Company as of August 3, 2013 and changes during the twenty-six weeks ended August 3, 2013:

Non-vested Stock	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at February 2, 2013	642,409	$16.21
Granted	308,373	25.30
Vested	(174,617)	16.37
Forfeited	(85,390)	15.56
Outstanding at August 3, 2013	690,775	$20.31

The aggregate intrinsic value of non-vested stock that vested during the current year was $4.4 million. The payment of the employees' tax liability for a portion of the vested shares was satisfied by withholding shares with a fair value equal to the tax liability.  As a result, the actual number of shares issued was 134,099.

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

The following table summarizes information about the performance shares that remain outstanding as of August 3, 2013:

Period Granted	Target Shares Outstanding at February 2, 2013	Target Shares Granted During Current Year	Target Shares Vested During Current Year	Target Shares Forfeited During Current Year	Target Shares Outstanding at August 3, 2013	Weighted Average Grant Date Fair Value Per Share
2011	39,800	—	(1,150)	(5,775)	32,875	$25.00
2012	238,100	—	(3,300)	(25,000)	209,800	18.04
2013	—	158,400	—	—	158,400	33.81
Total	277,900	158,400	(4,450)	(30,775)	401,075

During the current year, 104,490 shares, with an aggregate intrinsic value of $2.7 million, vested related to the 2010 performance share grant.  The payment of the recipients' tax liability of approximately $0.9 million for vested shares was satisfied by withholding shares with a fair value equal to the tax liability.  As a result, the actual number of shares issued was 75,176.

4.            Debt Obligations

Debt obligations as of August 3, 2013 and February 2, 2013 consist of the following (in thousands):

	August 3, 2013	February 2, 2013
Revolving Credit Facility	$51,075	$6,000
Finance lease obligations	5,966	6,329
Total debt obligations	57,041	12,329
Less: Current portion of debt obligations	801	744
Long-term debt obligations	$56,240	$11,585

The Company has a $250.0 million senior secured revolving credit facility that matures on June 30, 2016 (the "Revolving Credit Facility"). The Revolving Credit Facility includes an uncommitted accordion feature to increase the size of the facility to $350.0 million. The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures and other general corporate purposes. Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility. The daily interest rates under the Revolving Credit Facility are determined by a prime rate or LIBOR, plus an applicable margin, as set forth in the Revolving Credit Facility agreement. On July 24, 2013, the Revolving Credit Facility agreement was amended to lower the applicable margin rates by 0.25%. In addition, the amendment fixed the commitment fee at 0.25% for the remaining term of the Revolving Credit Facility. For the twenty-six weeks ended August 3, 2013, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 2.02% and $33.0 million, respectively.

The Company also issues letters of credit under the Revolving Credit Facility to support certain merchandise purchases and to collateralize retained risks and deductibles under various insurance programs. At August 3, 2013, the Company had outstanding letters of credit totaling approximately $8.8 million. These letters of credit expire within twelve months of issuance. Excess borrowing availability under the Revolving Credit Facility at August 3, 2013, net of letters of credit outstanding and outstanding borrowings, was $190.1 million.

The Revolving Credit Facility agreement contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions. The Revolving Credit Facility agreement also contains a fixed charge coverage ratio covenant in the event excess availability is below a defined threshold or an event of default has occurred. At August 3, 2013, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility agreement and expects to remain in compliance during fiscal year 2013.

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

The following tables show the computation of basic and diluted earnings per share for each period (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Basic EPS:
Net income	$9,607	$11,662	$2,751	$11,244
Less: Allocation of earnings to participating securities	(137)	(173)	(41)	(151)
Net income allocated to common shares	9,470	11,489	2,710	11,093

Basic weighted average shares outstanding	32,762	31,010	32,534	30,773
Basic EPS	$0.29	$0.37	$0.08	$0.36

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Diluted EPS:
Net income	$9,607	$11,662	$2,751	$11,244
Less: Allocation of earnings to participating securities	(136)	(172)	(42)	(150)
Net income allocated to common shares	9,471	11,490	2,709	11,094

Basic weighted average shares outstanding	32,762	31,010	32,534	30,773
Add: Dilutive effect of stock awards	311	215	374	215
Diluted weighted average shares outstanding	33,073	31,225	32,908	30,988
Diluted EPS	$0.29	$0.37	$0.08	$0.36

The following table illustrates the number of stock options and SARs that were outstanding, but not included in the computation of diluted earnings per share because the exercise price of the stock options and SARs was greater than the average market price of the Company's common shares (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Number of anti-dilutive stock options and SARs outstanding	115	1,341	93	1,472

6.            Stockholders' Equity

On April 8, 2013, the Company announced that its Board of Directors (the "Board") approved a 25% increase in the Company's quarterly cash dividend rate to $0.125 cents per share from the previous quarterly rate of $0.10 cents per share.  The quarterly rate of $0.125 cents per share is applicable to dividends declared by the Board beginning May 23, 2013.  In the current year, the Company has paid cash dividends totaling $7.4 million. On August 22, 2013, the Board declared a quarterly cash dividend of $0.125 per share of common stock, payable on September 18, 2013 to shareholders of record at the close of business on September 3, 2013.

On March 7, 2011, the Board approved a Stock Repurchase Program (the "2011 Stock Repurchase Program") which authorized the Company to repurchase up to $200 million of its outstanding common stock. The 2011 Stock Repurchase Program will expire when the Company has repurchased $200 million of its outstanding common stock, unless terminated earlier by the Board. On June 11, 2012, the Company announced that its Board had chosen not to spend additional capital under the 2011 Stock Repurchase Program for the time being. In addition, the Board authorized the Company to repurchase shares of its outstanding common stock using the proceeds and related tax benefits from the exercise of stock options, SARs and other equity grants. Using such proceeds, the Company repurchased 1,044,193 shares of its common stock for approximately $20.1 million between the start of the fiscal third quarter on August 4, 2013 and September 11, 2013. Purchases of shares of the Company's common stock may be made from time to time, either on the open market or through privately negotiated transactions and are financed by the Company's existing cash, cash flow and other liquidity sources, as appropriate.

7.            Retirement Plan

The Company sponsors a frozen defined benefit plan. The components of pension cost for each period are as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Employer service cost	$90	$—	$180	$—
Interest cost	432	471	862	944
Expected return on plan assets	(560)	(563)	(1,119)	(1,126)
Net loss amortization	152	103	305	206
Net periodic pension cost	$114	$11	$228	$24

The Company's funding policy is to make contributions to maintain the minimum funding requirements for its pension obligations in accordance with the Employee Retirement Income Security Act. The Company may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover the short-term liquidity needs of the plan in order to maintain current invested positions. No contributions were made by the Company in the current year.

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

The following tables present the Company's financial assets and liabilities measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets (Unaudited) (in thousands):

	August 3, 2013
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (1)(2)	$22,003	$22,003	$—	$—

Accrued expenses and other current liabilities:
Deferred non-employee director equity compensation plan liability (2)	$282	$282	$—	$—

	February 2, 2013
		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (1)(2)	$18,498	$18,498	$—	$—

Accrued expenses and other current liabilities:
Deferred non-employee director equity compensation plan liability (2)	$253	$253	$—	$—

(1)	The Company has recorded in other long-term liabilities amounts related to these assets for the amount due to participants corresponding in value to the securities held in the grantor trust.

(2)
Using the market approach, the fair values of these items represent quoted market prices multiplied by the quantities held. Net gains and losses related to the changes in fair value in the assets and liabilities under the various deferred compensation plans are recorded in selling, general and administrative expenses and were nil for the twenty-six weeks ended August 3, 2013 and for the fiscal year ended February 2, 2013.

The following table shows the Company's non-financial assets measured at fair value on a nonrecurring basis in the Condensed Consolidated Balance Sheets (Unaudited) (in thousands):

	August 3, 2013
		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Store property, equipment and leasehold improvements (1)	$3,426	$—	$—	$3,426

	February 2, 2013
		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Store property, equipment and leasehold improvements (1)	$3,024	$—	$—	$3,024

(1)
In accordance with ASC No. 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, using an undiscounted cash flow model, the Company identified certain stores whose cash flow trends indicated that the carrying value of store property, equipment and leasehold improvements may not be fully recoverable and determined that impairment charges were necessary for the current year. The Company uses a discounted cash flow model to determine the fair value of its impaired assets. Key assumptions in determining future cash flows include, among other things, expected future operating performance and changes in economic conditions. Long-lived assets with a carrying amount of $3.6 million at August 3, 2013 and $4.0 million at February 2, 2013 were written down to their estimated fair value of $3.4 million at August 3, 2013 and $3.0 million at February 2, 2013, resulting in impairment charges of $0.2 million during the thirteen weeks ended August 3, 2013 and $1.0 million during fiscal year 2012. The impairment charges are included in cost of sales and related buying, occupancy and distribution expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited).

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

Forward-looking statements are based on various assumptions and factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the ability of the Company and its subsidiaries to maintain normal trade terms with vendors, the ability of the Company and its subsidiaries to comply with the various covenant requirements contained in the Company's Revolving Credit Facility agreement, the demand for apparel, and other factors. The demand for apparel and sales volume can be affected by significant changes in economic conditions, including an economic downturn, employment levels in the Company's markets, consumer confidence, energy and gasoline prices and other factors influencing discretionary consumer spending. Other factors affecting the demand for apparel and sales volume include unusual weather patterns, an increase in the level of competition in the Company's market areas, competitors' marketing strategies, changes in fashion trends, changes in the average cost of merchandise purchased for resale, availability of product on normal payment terms and the failure to achieve the expected results of the Company's merchandising and marketing plans as well as its store opening plans. The occurrence of any of these factors could have a material and adverse impact on the Company's business, financial condition, operating results, or liquidity. Most of these factors are difficult to predict accurately and are generally beyond the Company's control.

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

The Company's principal focus is on consumers in small and mid-sized markets which the Company believes are under-served and less competitive. In those small town markets where it operates a department store and an off-price store, the Company targets a different customer for each store and, therefore, believes that customer overlap between the two formats is minimal. At August 3, 2013, the Company operated 872 stores located in 40 states.

The Company made progress on a number of its key initiatives during the twenty-six weeks ended August 3, 2013 (the "current year"). The Company completed the consolidation of its South Hill operations (the "South Hill Consolidation"), announced on February 11, 2013, from an operational and systems perspective and expects to complete the alignment of merchandise assortments in the former South Hill managed stores by the end of 2013. In addition to projected annual savings of $5 million, the South Hill Consolidation is expected to increase productivity, create synergies, strengthen collaboration, enhance the Company's purchasing power, provide for a consistent message to customers and accelerate sales growth. Also, growing the Company's cosmetic business through the installation of additional Estee Lauder and Clinique counters continues to be a top priority. During the current year, the Company added 17 new Estee Lauder and 19 new Clinique counters, and expects to roll out another 18 of each type of counter prior to Thanksgiving. New prototype fixture packages were rolled out to 43 of the Company's largest department stores in the current year, with the expectation of reaching approximately 80 department stores by year end. In addition, the Company opened 10 new department stores in the current year and plans to open an additional 18 department stores and one Steele's store during the last half of 2013. The Company also moved forward on replatforming and enhancing its eCommerce website, which is expected to be completed in time for the holiday shopping period in the fourth quarter.

The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements as included in the Form 10-K.

Results of Operations

The following table sets forth the results of operations as a percentage of sales for the periods indicated:

	Thirteen Weeks Ended (1)		Twenty-Six Weeks Ended (1)
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and related buying, occupancy and distribution expenses	70.8	69.8	73.4	72.0
Gross profit	29.2	30.2	26.6	28.0

Selling, general and administrative expenses	25.1	24.8	25.7	25.1
Store opening costs	—	0.2	0.1	0.2
Interest expense, net	0.2	0.2	0.2	0.2
Income before income tax	3.9	5.0	0.6	2.4

Income tax expense	1.4	1.9	0.2	0.9
Net income	2.4%	3.1%	0.4%	1.5%

(1) Percentages may not foot due to rounding.

Non-GAAP Financial Measures

The following supplemental information presents the results of operations for the second fiscal quarter of 2013 and 2012 as well as for the current year and prior year periods.  All periods are presented on a basis in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and on a non-U.S. GAAP basis to show earnings with and without charges associated with the South Hill Consolidation and the former Chief Executive Officer's resignation. Management believes this supplemental financial information enhances an investor's understanding of the Company's financial performance as it excludes those items which impact comparability of operating trends.  The non-U.S. GAAP financial information should not be considered in isolation or viewed as a substitute for net income, cash flow from operations or other measures of performance as defined by U.S. GAAP.  Moreover, the inclusion of non-U.S. GAAP financial information as used herein is not necessarily comparable to other similarly titled measures of other companies due to the potential inconsistencies in the method of presentation and items considered.  The following tables set forth the supplemental financial information and the reconciliation of U.S. GAAP disclosures to non-U.S. GAAP financial metrics (in thousands, except diluted earnings per share):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net income:
On a U.S. GAAP basis	$9,607	$11,662	$2,751	$11,244
South Hill consolidation related charges, net of tax of $2,367 and $5,983, respectively	4,104	—	10,166	—
Former Chief Executive Officer resignation related charges, net of tax of $1,148	—	—	—	1,852
On a non-U.S. GAAP basis	$13,711	$11,662	$12,917	$13,096

Diluted earnings per share:
On a U.S. GAAP basis	$0.29	$0.37	$0.08	$0.36
South Hill consolidation related charges	0.12	—	0.31	—
Former Chief Executive Officer resignation related charges	—	—	—	0.06
On a non-U.S. GAAP basis	$0.41	$0.37	$0.39	$0.42

Thirteen Weeks Ended August 3, 2013 Compared to Thirteen Weeks Ended July 28, 2012

Sales for the thirteen weeks ended August 3, 2013 (the "current year second quarter") increased 3.6% to $395.3 million from $381.6 million for the thirteen weeks ended July 28, 2012 (the "prior year second quarter").  The sales increase was primarily driven by increased promotions as well as the Company's new stores and an increase in eCommerce sales. Comparable store sales, which are sales in stores that are open for at least 14 full months prior to the reporting period, including eCommerce sales, increased 1.7% in the current year second quarter compared to a 5.4% increase in the prior year second quarter. Excluding eCommerce sales, comparable store sales were 1.2% in the current year second quarter as compared to 5.0% in the prior year second quarter. There was a large disparity in comparable store sales between the Houston stores and the former South Hill managed stores during the current year second quarter. Merchandise assortments in the former South Hill managed stores not yet being fully aligned with the Houston stores contributed to the more than 500 basis point difference. A slow start to the quarter, which hurt sales in full-priced seasonal categories, and the promotional environment in the current year second quarter negatively affected merchandise pricing, while incentivizing customers to buy more merchandise. The 1.7% increase in comparable store sales for the current year second quarter reflects a 4.1% decrease in average unit retail, offset by a 1.2% increase in number of units sold and 4.5% increase in the number of transactions.

On a market population basis, utilizing a ten-mile radius from each store, the mid-sized and large market stores outperformed the small market stores. The Company's mid-sized market stores (populations of 50,000 to 150,000) and large market stores (populations greater than 150,000) achieved comparable store sales increases of 2.5% and 4.7%, respectively, while the small market stores (populations less than 50,000) achieved a comparable store sales increase of 0.3%. Geographically, the Southwest region was the best performing region, followed by the South Central and Northwest regions, which all outperformed the Company average.

On a merchandise category basis, the strongest trends for the quarter were in the men's and young men's categories. That was followed by gains in the children's, junior's, cosmetics, footwear and home & gifts, which all exceeded the Company's comparable store sales average. Activewear was the strongest trending area across multiple merchandise categories. The Company continues to focus on growing its cosmetics line of business through the installation of cosmetic counters and rolled out 17 new Estee Lauder and 17 new Clinique counters during the current year second quarter. The Company also continues to focus on sales growth through the introduction of new product offerings and the expansion of existing sought-after brand names.

The following is a summary of the changes in the components of the cost of sales rate between the current year second quarter and the prior year second quarter, expressed as a percent of sales:

Increase/ (Decrease)
Merchandise cost of sales rate	1.1%
Buying, occupancy and distribution expenses rate	(0.1)
Cost of sales rate	1.0%

Gross profit for the current year second quarter was $115.5 million, an increase of 0.3% from $115.2 million in the prior year second quarter. Gross profit, as a percent of sales, decreased to 29.2% in the current year second quarter from 30.2% in the prior year second quarter primarily as a result of the heavily promotional environment. In addition, merchandise cost of sales for the current year second quarter includes approximately $4.4 million, or approximately 1.1% of sales, related to the South Hill Consolidation due to inventory liquidation costs associated with discontinued vendors and merchandise and advertising allowances deferred in inventory.

Selling, general and administrative ("SG&A") expenses in the current year second quarter increased $4.6 million to $99.3 million from $94.7 million in the prior year second quarter. As a percent of sales, SG&A expenses increased to 25.1% in the current year second quarter from 24.8% in the prior year second quarter.   The increase in SG&A expenses reflects charges of approximately $2.1 million incurred in the current year second quarter related to the South Hill Consolidation. In addition, the increase in SG&A reflects incremental costs to operate 38 net additional stores as compared to the prior year second quarter and deleverage from increased store expenses and advertising. These higher costs were partially offset by higher credit income associated with the Company's private label credit card portfolio and lower incentive compensation costs.

Store opening costs of $0.1 million in the current year second quarter include costs related to the relocation of two stores.  During the prior year second quarter, the Company incurred $0.6 million in store opening costs related to the opening of 7 new stores and the relocation of 4 stores. Store opening costs are expensed as incurred and include costs of stores opening in future quarters.

Net interest expense was $0.7 million in the current year second quarter compared to $1.0 million in the prior year second quarter.  Interest expense is primarily comprised of interest on borrowings under the Revolving Credit Facility (see "Liquidity and Capital Resources"), related letters of credit and commitment fees, amortization of debt issuance costs and interest on finance lease obligations.

The Company's effective tax rate for the current year second quarter was 37.3%, resulting in an estimated tax expense of $5.7 million.  This compares to an effective tax rate of 38.3% and income tax expense of $7.2 million in the prior year second quarter.

As a result of the foregoing, the Company had net income of $9.6 million for the current year second quarter as compared to net income of $11.7 million for the prior year second quarter.

Twenty-Six Weeks Ended August 3, 2013 Compared to Twenty-Six Weeks Ended July 28, 2012

Sales for the twenty-six weeks ended August 3, 2013 (the “current year”) increased 3.6% to $774.0 million from $747.3 million for the twenty-six weeks ended July 28, 2012 (the “prior year”). The sales increase was primarily driven by increased promotions as well as the Company's new stores and an increase in eCommerce sales. The unseasonably cool weather in the spring and weakness in the overall apparel market negatively impacted sales in the current year compared to the prior year. Comparable store sales, which are sales in stores that are open for at least 14 full months prior to the reporting period, including eCommerce sales, increased 1.2% in the current year compared to a 4.0% increase in the prior year. Excluding eCommerce sales, comparable store sales increased 0.6% in the current year as compared to a 3.5% increase in the prior year. The 1.2% increase in comparable store sales for the current year reflects a 4.7% decrease in average unit retail, offset by a 1.6% increase in number of units sold and 4.2% increase in the number of transactions.

On a market population basis, utilizing a ten-mile radius from each store, the mid-sized and large market stores outperformed the small market stores. The Company's mid-sized market stores (populations of 50,000 to 150,000) and large market stores (populations greater than 150,000) achieved comparable store sales increases of 2.3% and 3.6%, respectively, while the small market stores (populations less than 50,000) had a comparable store sales decrease of 0.1%. Geographically, the Southwest region was the best performing region, followed by the South Central and Northwest regions, which all outperformed the Company average.

On a merchandise category basis, home and gifts, accessories, men's and young men's, junior sportswear, cosmetics, and footwear all outperformed the Company's comparable store sales increase. Home and gifts had double-digit increases as it benefited from new product launches such as Keurig and Cuisinart. The increase in accessories was driven by the strength in handbags. Activewear has been the strongest trending area across multiple merchandise categories. The Company continues to focus on growing its cosmetics line of business through the installation of cosmetic counters and rolled out 17 Estee Lauder and 19 Clinique counters in the current year. The Company also continues to focus on sales growth through the introduction of new product offerings and the expansion of existing sought-after brand names.

The following is a summary of the changes in the components of the cost of sales rate between the current year and the prior year, expressed as a percent of sales:

Increase/ (Decrease)
Merchandise cost of sales rate	1.6%
Buying, occupancy and distribution expenses rate	(0.2)
Cost of sales rate	1.4%

Gross profit was $205.7 million, a decrease of 1.6% from $209.0 million in the prior year. Gross profit, as a percent of sales, decreased to 26.6% in the current year from 28.0% in the prior year. The decline in the gross profit rate reflects a 1.6% increase in the merchandise cost of sales rate and a 0.2% decrease in the buying, occupancy and distribution expenses rate. The increase in the merchandise cost of sales rate is primarily a result of a more promotional business environment in the current year as compared to the prior year. The decrease in buying, occupancy and distribution expenses rate was mainly due to improved leverage from higher sales in the current year as compared to the prior year. Merchandise cost of sales for the current year also includes approximately $7.2 million, or approximately 0.9% of sales, related to the South Hill Consolidation due to inventory liquidation costs associated with discontinued vendors and merchandise and advertising allowances deferred in inventory.

Selling, general and administrative (“SG&A”) expenses in the current year increased $11.4 million to $198.9 million from $187.5 million in the prior year. As a percent of sales, SG&A expenses increased to 25.7% in the current year from 25.1% in the prior year. The increase in SG&A expenses reflects charges of approximately $9.0 million incurred in the current year related to the South Hill Consolidation, while the prior year included $3.0 million of charges associated with the resignation of the Company's former Chief Executive Officer. In addition, the increase in SG&A reflects incremental costs to operate 38 net additional stores as compared to the prior year and deleverage from increased store expenses and advertising. These higher costs were partially offset by higher credit income associated with the Company's private label credit card portfolio and lower incentive compensation costs.

Store opening costs of $1.1 million in the current year include costs related to the opening of 10 new stores and the relocation of two stores. During the prior year, the Company incurred $1.5 million in store opening costs related to the opening of 22 new stores and the relocation of six stores.

Net interest expense was $1.3 million in the current year and $1.8 million in the prior year. Interest expense is primarily comprised of interest on borrowings under the Revolving Credit Facility (see "Liquidity and Capital Resources"), related letters of credit and commitment fees, amortization of debt issuance costs and interest on finance lease obligations.

The Company's effective tax rate for the current year was 37.0%, resulting in an estimated tax expense of $1.6 million. This compares to an income tax expense of $7.0 million in the prior year at an effective rate 38.3%.

As a result of the foregoing, the Company had net income of $2.8 million for the current year as compared to net income of $11.2 million for the prior year.

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

Key components of the Company's cash flows for the current year and the prior year are summarized below (in thousands):

	Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012
Net cash provided by (used in):
Operating activities	$(829)	$26,402
Investing activities	(29,926)	(22,621)
Financing activities	46,964	225

Operating Activities

During the current year, the Company used $0.8 million in cash from operating activities. Net income, adjusted for non-cash expenses, provided cash of approximately $38.2 million. Changes in operating assets and liabilities used net cash of approximately $40.4 million, which included a $28.3 million increase in merchandise inventories primarily due to planned investments in inventory, the seasonal build of inventories and higher number of open stores, an increase in other assets of $11.8 million, and a decrease in accounts payable and other liabilities of $0.3 million. Additionally, cash flows from operating activities included construction allowances from landlords of $1.4 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores. The increase in cash used in operating activities compared to the prior year is reflective of the increase in incentive bonus paid related to fiscal 2012, timing of rent payments due to the later fiscal period end date, and an increase in income taxes paid.

During the prior year, the Company generated $26.4 million in cash from operating activities. Net income, adjusted for non-cash expenses, provided cash of approximately $44.5 million.  Changes in operating assets and liabilities used net cash of approximately $19.5 million, which included a $48.6 million increase in merchandise inventories due to the seasonal build in inventories and higher number of open stores, partially offset by a decrease in other assets of $4.4 million and an increase in accounts payable and other liabilities of $24.7 million. Additionally, cash flows from operating activities included construction allowances from landlords of $1.4 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

Investing Activities

Capital expenditures were $29.9 million in the current year as compared to $22.6 million in the prior year. For the current year, the Company opened 10 new department stores, reopened one store due to a fire and relocated two stores, as compared to 8 new department stores, 14 new off-price stores and 6 relocated stores in the prior year. As noted above, the Company received construction allowances from landlords of $1.4 million in both the current year and prior year to fund a portion of the capital expenditures related to store leasehold improvements in new and relocated stores. These funds are recorded as a deferred rent credit on the balance sheet and are recognized as an offset to rent expense over the lease term commencing with the date the allowances are earned.

Management currently estimates that capital expenditures in 2013, net of construction allowances to be received from landlords, will be approximately $57 million. The expenditures will principally be for the opening of new stores and investments in eCommerce, systems, logistics and existing stores.

Financing Activities

The Company has a $250.0 million senior secured revolving credit facility that matures on June 30, 2016 (the "Revolving Credit Facility"). The Revolving Credit Facility includes an uncommitted accordion feature to increase the size of the facility to $350.0 million. The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures and other general corporate purposes. Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility. The daily interest rates under the Revolving Credit Facility are determined by a prime rate or LIBOR, plus an applicable margin, as set forth in the Revolving Credit Facility agreement. On July 24, 2013, the Revolving Credit Facility agreement was amended to lower the applicable margin rates by 0.25%. In addition, the amendment fixed the commitment fee at 0.25% for the remaining term of the Revolving Credit Facility. For the twenty-six weeks ended August 3, 2013, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 2.02% and $33.0 million, respectively.

The Company also issues letters of credit under the Revolving Credit Facility to support certain merchandise purchases and to collateralize retained risks and deductibles under various insurance programs. At August 3, 2013, the Company had outstanding letters of credit totaling approximately $8.8 million. These letters of credit expire within twelve months of issuance. Excess borrowing availability under the Revolving Credit Facility at August 3, 2013, net of letters of credit outstanding and outstanding borrowings, was $190.1 million.

The Revolving Credit Facility agreement contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions. The Revolving Credit Facility agreement also contains a fixed charge coverage ratio covenant in the event excess availability is below a defined threshold or an event of default has occurred. At August 3, 2013, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility agreement and expects to remain in compliance during fiscal year 2013.

On April 8, 2013, the Company announced that its Board of Directors (the "Board") approved a 25% increase in the Company's quarterly cash dividend rate to $0.125 cents per share from the previous quarterly rate of $0.10 cents per share.  The quarterly rate of $0.125 cents per share is applicable to dividends declared by the Board beginning May 23, 2013.  In the current year, the Company has paid cash dividends totaling $7.4 million. On August 22, 2013, the Board declared a quarterly cash dividend of $0.125 per share of common stock, payable on September 18, 2013 to shareholders of record at the close of business on September 3, 2013.

On March 7, 2011, the Board approved a Stock Repurchase Program (the "2011 Stock Repurchase Program") which authorized the Company to repurchase up to $200 million of its outstanding common stock. The 2011 Stock Repurchase Program will expire when the Company has repurchased $200 million of its outstanding common stock, unless terminated earlier by the Board. On June 11, 2012, the Company announced that its Board had chosen not to spend additional capital under the 2011 Stock Repurchase Program for the time being. In addition, the Board authorized the Company to repurchase shares of its outstanding common stock using the proceeds and related tax benefits from the exercise of stock options, SARs and other equity grants. Using such proceeds, the Company repurchased 1,044,193 shares of its common stock for approximately $20.1 million between the start of the fiscal third quarter on August 4, 2013 and September 11, 2013. Purchases of shares of the Company's common stock may be made from time to time, either on the open market or through privately negotiated transactions and are financed by the Company's existing cash, cash flow and other liquidity sources, as appropriate.

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

Management of the Company, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures and concluded that the Company's disclosure controls and procedures were effective as of August 3, 2013.

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

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There were no changes in the Company's internal control over financial reporting during the quarter ended August 3, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 1.                                        LEGAL PROCEEDINGS

During the current year second quarter ended August 3, 2013, the Company did not have any material legal proceedings brought against it, its subsidiaries or their properties.

ITEM 1A.                          RISK FACTORS

There have not been any material changes from the risk factors as previously disclosed in the Form 10-K.

ITEM 2.                                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 7, 2011, the Board of Directors (the "Board") approved a Stock Repurchase Program (the "2011 Stock Repurchase Program") which authorized the Company to repurchase up to $200 million of its outstanding common stock. The 2011 Stock Repurchase Program will expire when the Company has repurchased $200 million of its outstanding common stock, unless terminated earlier by the Board. On June 11, 2012, the Company announced that its Board had chosen not to spend additional capital under the 2011 Stock Repurchase Program for the time being. In addition, the Board authorized the Company to repurchase shares of its outstanding common stock using the proceeds and related tax benefits from the exercise of stock options, SARs and other equity grants. Using such proceeds, the Company repurchased 1,044,193 shares of its common stock for approximately $20.1 million between the start of the fiscal third quarter on August 4, 2013 and September 11, 2013. Purchases of shares of the Company's common stock may be made from time to time, either on the open market or through privately negotiated transactions and are financed by the Company's existing cash, cash flow and other liquidity sources, as appropriate.

The table below sets forth information regarding the Company's repurchases of its common stock during the current year second quarter:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

May 5, 2013 to June 1, 2013	756	$24.34	—	$99,938,428

June 2, 2013 to July 6, 2013	1,218	23.06	—	99,938,428

July 7, 2013 to August 3, 2013	1,246	24.07	—	99,938,428

Total	3,220	$23.75	—

(1)	Although the Company did not repurchase any of its common stock during the current year second quarter under the 2011 Stock Repurchase Program:

•
The Company reacquired 1,602 shares of common stock from certain employees to cover tax withholding obligations from the vesting of restricted stock at a weighted average acquisition price of $23.54 per share; and

•
The trustee of the grantor trust established by the Company for the purpose of holding assets under the Company's Deferred Compensation Plan (the "Plan") purchased an aggregate of 1,618 shares of the Company's common stock in the open market at a weighted average price of $23.96 in connection with the Company Stock Investment Option under the Plan and in connection with the reinvestment of dividends paid on the Company's common stock held in trust in the Plan.

(2)
Reflects the $200.0 million authorized under the 2011 Stock Purchase Program, less the $100.1 million repurchased using the Company's existing cash, cash flow and other liquidity sources since March 2011. Excludes additional amounts of the Company's outstanding common stock repurchased using the proceeds and related tax benefits from the exercise of stock options, SARs and other equity grants.

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

Exhibit Number	Description

10.1*†	Separation Agreement between Michael Searles and Stage Stores, Inc. dated June 19, 2013.

10.2*
First Amendment to Amended and Restated Credit Agreement dated as of July 24, 2013, by and among Specialty Retailers, Inc., as Borrower, Stages Stores, Inc. and Specialty Retailers (TX) LLC, as Facility Guarantors, the Lenders Party thereto, and Bank of America, N.A., as Administrative Agent and as Collateral Agent.

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101
The following materials from Stage Stores Inc.'s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013, formatted in XBRL (eXtensible Business Reporting Language) are filed electronically herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders' Equity, and (v) Notes to Condensed Consolidated Financial Statements.

________________________________________

* Filed electronically herewith.

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAGE STORES, INC.

September 12, 2013	/s/ Michael L. Glazer
(Date)	Michael L. Glazer
President and Chief Executive Officer
(Principal Executive Officer)

September 12, 2013	/s/ Oded Shein
(Date)	Oded Shein
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)