Form 10-Q
period 2013-11-02
STAGE STORES INC
filed 2013-12-12
CIK 6885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2013

or

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

As of December 6, 2013, there were 31,213,045 shares of the registrant's common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1.                          FINANCIAL STATEMENTS

Stage Stores, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(Unaudited)

	November 2, 2013	February 2, 2013
ASSETS
Cash and cash equivalents	$23,717	$17,937
Merchandise inventories, net	551,550	413,928
Prepaid expenses and other current assets	45,668	35,467
Total current assets	620,935	467,332

Property, equipment and leasehold improvements, net	293,967	290,701
Intangible asset	14,910	14,910
Other non-current assets, net	26,994	21,928
Total assets	$956,806	$794,871

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$208,202	$110,826
Accrued expenses and other current liabilities	63,816	97,246
Total current liabilities	272,018	208,072

Long-term debt obligations	142,548	11,585
Other long-term liabilities	111,700	110,344
Total liabilities	526,266	330,001

Commitments and contingencies	—	—

Common stock, par value $0.01, 100,000 shares authorized, 32,835 and 32,014 shares issued, respectively	328	320
Additional paid-in capital	393,326	376,615
Less treasury stock - at cost, 1,626 and 0 shares, respectively	(32,304)	(701)
Accumulated other comprehensive loss	(5,851)	(6,135)
Retained earnings	75,041	94,771
Total stockholders' equity	430,540	464,870
Total liabilities and stockholders' equity	$956,806	$794,871

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012

Net sales	$360,177	$370,583	$1,134,145	$1,117,901
Cost of sales and related buying, occupancy and distribution expenses	277,085	290,719	845,368	829,024
Gross profit	83,092	79,864	288,777	288,877

Selling, general and administrative expenses	98,636	92,472	297,563	279,959
Store opening costs	1,379	1,629	2,473	3,157
Interest expense	718	568	2,012	2,350
Income (loss) before income tax	(17,641)	(14,805)	(13,271)	3,411

Income tax expense (benefit)	(6,670)	(5,947)	(5,051)	1,025
Net income (loss)	$(10,971)	$(8,858)	$(8,220)	$2,386

Other comprehensive income:
Amortization of employee benefit related costs net of tax of $58, $39, $174 and $118, respectively	95	64	284	192
Total other comprehensive income	95	64	284	192
Comprehensive income (loss)	$(10,876)	$(8,794)	$(7,936)	$2,578

Basic and diluted earnings (loss) per share data:

Basic earnings (loss) per share	$(0.34)	$(0.28)	$(0.25)	$0.08
Basic weighted average shares outstanding	31,854	31,558	32,307	31,035

Diluted earnings (loss) per share	$(0.34)	$(0.28)	$(0.25)	$0.08
Diluted weighted average shares outstanding	31,854	31,558	32,307	31,301

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012
Cash flows from operating activities:
Net income (loss)	$(8,220)	$2,386
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization and impairment of long-lived assets	46,052	44,894
Loss on retirements of property and equipment	257	—
Deferred income taxes	(847)	(98)
Tax benefit (deficiency) from stock-based compensation	1,798	(1,391)
Stock-based compensation expense	6,580	5,459
Amortization of debt issuance costs	204	353
Excess tax benefits from stock-based compensation	(2,041)	(851)
Deferred compensation obligation	236	92
Amortization of employee benefit related costs	458	310
Construction allowances from landlords	4,162	4,133
Changes in operating assets and liabilities:
Increase in merchandise inventories	(137,622)	(162,871)
(Increase) decrease in other assets	(14,733)	10,262
Increase in accounts payable and other liabilities	58,248	157,379
Total adjustments	(37,248)	57,671
Net cash (used in) provided by operating activities	(45,468)	60,057

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(46,717)	(35,610)
Proceeds from disposal of assets	11	—
Net cash used in investing activities	(46,706)	(35,610)

Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	382,510	262,620
Payments of revolving credit facility borrowings	(250,910)	(259,620)
Payments of long-term debt obligations	(551)	(18,499)
Payments of debt issuance costs	(128)	—
Repurchases of common stock	(31,367)	(61)
Payments for stock related compensation	(2,257)	(522)
Proceeds from exercise of stock awards	10,126	18,336
Excess tax benefits from stock-based compensation	2,041	851
Cash dividends paid	(11,510)	(8,753)
Net cash provided by (used in) financing activities	97,954	(5,648)
Net increase in cash and cash equivalents	5,780	18,799

Cash and cash equivalents:
Beginning of period	17,937	18,621
End of period	$23,717	$37,420

Supplemental disclosures including non-cash investing and financing activities:
Interest paid	$1,772	$2,019
Income taxes paid	$22,390	$13,124
Unpaid liabilities for capital expenditures	$8,655	$9,197

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statement of Stockholders' Equity
For the Thirty-Nine Weeks Ended November 2, 2013
(in thousands, except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings
	Shares	Amount		Shares	Amount			Total
Balance at February 2, 2013	32,014	$320	$376,615	—	$(701)	$(6,135)	$94,771	$464,870

Net loss	—	—	—	—	—	—	(8,220)	(8,220)
Other comprehensive income	—	—	—	—	—	284	—	284
Dividends on common stock, $0.35 per share	—	—	—	—	—	—	(11,510)	(11,510)
Deferred compensation		—	236	—	(236)	—	—	—
Repurchases of common stock	—	—	—	(1,626)	(31,367)	—	—	(31,367)
Issuance of equity awards, net	821	8	10,118	—	—	—	—	10,126
Tax withholdings paid for net settlement of stock awards	—	—	(2,021)	—	—	—	—	(2,021)
Stock-based compensation expense	—	—	6,580	—	—	—	—	6,580
Tax benefit from stock-based compensation	—	—	1,798	—	—	—	—	1,798

Balance at November 2, 2013	32,835	$328	$393,326	(1,626)	$(32,304)	$(5,851)	$75,041	$430,540

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.            Basis of Presentation

The accompanying Condensed Consolidated Financial Statements (Unaudited) of Stage Stores, Inc. and subsidiaries ("Stage Stores" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP" or "U.S. GAAP") for complete financial statements. Those adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The Condensed Consolidated Financial Statements (Unaudited) should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto filed with Stage Stores' Annual Report on Form 10-K for the year ended February 2, 2013. References to a particular year are to Stage Stores' fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year. For example, a reference to "2012" is a reference to the fiscal year ended February 2, 2013 and a reference to "2013" is a reference to the fiscal year ending February 1, 2014. References to "current year" pertain to the thirty-nine weeks ended November 2, 2013, and references to "prior year" pertain to the thirty-nine weeks ended October 27, 2012.

Stage Stores is a Houston, Texas-based retailer, which operates both department stores and off-price stores. Its department stores, which operate under the Bealls, Goody's, Palais Royal, Peebles and Stage nameplates, offer moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family. Its off-price stores, which are called Steele's, offer brand name family apparel, accessories, footwear and home décor at significant savings to department store prices. As of November 2, 2013, the Company operated 882 stores located in 40 states. The Company also offers its merchandise direct-to-consumer through its eCommerce website and Send program. The eCommerce website features similar merchandise to that found in the Company's stores as well as merchandise which is available only on-line. The Send program allows customers to have merchandise shipped directly to their homes from another store if their size or color is not available in a local store.

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

2.             South Hill Consolidation
On February 11, 2013, the Company announced its plans to consolidate its South Hill, Virginia operations into its Houston, Texas corporate headquarters (the "South Hill Consolidation"). This action was the culmination of an initiative that the Company began in 2012. The reasons for the South Hill Consolidation were: (i) to have department store functions and processes entirely together in one location, (ii) to strengthen collaboration, teamwork and communications, while streamlining operations, enhancing overall operational efficiency and reducing costs, and (iii) to create consistency in merchandising, marketing and eCommerce. The Company substantially completed the South Hill Consolidation during the second quarter of 2013.
Total expenses in the current year associated with the South Hill Consolidation were $9.0 million, of which $1.0 million remained unpaid and is included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet as of November 2, 2013. The costs, which were primarily for severance and transitional payroll and related benefits, recruiting and relocation costs, and visual presentation supplies and other, were recorded in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The Company incurred and paid $2.7 million in the prior year primarily for transitional payroll and related benefits, recruiting and relocation costs, and property and equipment impairment. Merchandise cost of sales for the current year also includes approximately $11.5 million related to the South Hill Consolidation due to inventory liquidation costs associated with discontinued vendors and merchandise and advertising allowances deferred in inventory.

During the current year third quarter, the Company committed to a plan to sell the building which housed its former South Hill operations and expects to complete the sale within one year. Accordingly, the disposal group with a carrying value of $0.6 million has been reclassified as held for sale and included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet as of November 2, 2013.

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

The following table summarizes stock-based compensation expense by type of grant for each period (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Stock options and SARs	$470	$765	$1,266	$2,305
Non-vested stock	1,207	774	3,179	2,229
Performance shares	878	484	2,135	925
Total compensation expense	2,555	2,023	6,580	5,459
Related tax benefit	(985)	(761)	(2,474)	(2,053)
	$1,570	$1,262	$4,106	$3,406

As of November 2, 2013, the Company had unrecognized compensation cost of $18.7 million related to stock-based compensation awards granted. That cost is expected to be recognized over a weighted average period of 2.4 years.

Stock Options and SARs

The Company historically granted shares of stock options and SARs to its employees and members of management. The right to exercise stock options and SARs generally vests over four years from the date of grant, with 25% vesting at the end of each of the first four years following the date of grant. Stock options and SARs are settled by issuance of common stock. Stock options issued prior to January 29, 2005 will generally expire, if not exercised, within ten years from the date of the grant, while stock options and SARs granted after that date will generally expire, if not exercised, within seven years from the date of grant.  No stock options or SARs were granted during the thirty-nine weeks ended November 2, 2013 or October 27, 2012.

The following table summarizes information about stock options and SARs outstanding under the Equity Incentive Plans as of November 2, 2013 and changes during the thirty-nine weeks ended November 2, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 2, 2013	1,877,415	$16.69
Exercised	(653,523)	16.89
Forfeited	(76,860)	17.23
Outstanding at November 2, 2013	1,147,032	$16.54	2.7	$4,706

Vested or expected to vest at November 2, 2013	1,080,857	$16.49	2.7	$4,497

Exercisable at November 2, 2013	816,157	$16.23	2.2	$3,661

The following table summarizes information about non-vested stock option awards and SARs outstanding as of November 2, 2013 and changes during the thirty-nine weeks ended November 2, 2013:

Stock Options/SARs	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at February 2, 2013	790,164	$7.31
Vested	(391,089)	6.63
Forfeited	(68,200)	7.98
Non-vested at November 2, 2013	330,875	$7.98

The aggregate intrinsic value of stock options and SARs, defined as the amount by which the market price of the underlying stock on the date of exercise exceeds the exercise price of the award, exercised during the thirty-nine weeks ended November 2, 2013 and October 27, 2012 was $5.8 million and $5.7 million, respectively.

Non-vested Stock

The Company grants shares of non-vested stock to its employees, members of management and independent directors. The non-vested stock converts one for one to common stock at the end of the vesting period at no cost to the recipient to whom it is awarded.  The vesting period of the non-vested stock ranges from one to four years from the date of grant.

The following table summarizes information about non-vested stock granted by the Company as of November 2, 2013 and changes during the thirty-nine weeks ended November 2, 2013:

Non-vested Stock	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at February 2, 2013	642,409	$16.21
Granted	330,373	24.97
Vested	(181,113)	16.47
Forfeited	(94,830)	16.08
Outstanding at November 2, 2013	696,839	$20.31

The aggregate intrinsic value of non-vested stock that vested during the current year was $4.6 million. The payment of the employees' tax liability for a portion of the vested shares was satisfied by withholding shares with a fair value equal to the tax liability.  As a result, the actual number of shares issued was 139,083.

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

The following table summarizes information about the performance shares that remain outstanding as of November 2, 2013:

Period Granted	Target Shares Outstanding at February 2, 2013	Target Shares Granted During Current Year	Target Shares Vested During Current Year	Target Shares Forfeited During Current Year	Target Shares Outstanding at November 2, 2013	Weighted Average Grant Date Fair Value Per Share
2011	39,800	—	(1,150)	(5,775)	32,875	$25.00
2012	238,100	—	(3,300)	(25,000)	209,800	18.04
2013	—	158,400	—	—	158,400	33.81
Total	277,900	158,400	(4,450)	(30,775)	401,075

During the current year, 104,490 shares, with an aggregate intrinsic value of $2.7 million, vested related to the 2010 performance share grant.  The payment of the recipients' tax liability of approximately $0.9 million for vested shares was satisfied by withholding shares with a fair value equal to the tax liability.  As a result, the actual number of shares issued was 75,176.

6.            Stockholders' Equity

On April 8, 2013, the Company announced that its Board of Directors (the "Board") approved a 25% increase in the Company's quarterly cash dividend rate to $0.125 per share from the previous quarterly rate of $0.10 per share.  The quarterly rate of $0.125 per share is applicable to dividends declared by the Board beginning May 23, 2013.  In the current year, the Company has paid cash dividends totaling $11.5 million. On November 21, 2013, the Board declared a quarterly cash dividend of $0.125 per share of common stock, payable on December 18, 2013 to shareholders of record at the close of business on December 3, 2013.

On March 7, 2011, the Board approved a Stock Repurchase Program (the "2011 Stock Repurchase Program") which authorized the Company to repurchase up to $200 million of its outstanding common stock. The 2011 Stock Repurchase Program will expire when the Company has repurchased $200 million of its outstanding common stock, unless terminated earlier by the Board. Through June 10, 2012, the Company repurchased approximately $100.1 million of its outstanding common stock under the 2011 Stock Repurchase Program. On June 11, 2012, the Company announced that its Board had chosen not to spend additional capital under the 2011 Stock Repurchase Program for the time being. In addition, the Board authorized the Company to repurchase shares of its outstanding common stock equal to the amount of proceeds and related tax benefits from the exercise of stock options, SARs and other equity grants. Under such authorization, the Company repurchased 1,626,037 shares of its common stock for approximately $31.4 million during the thirty-nine weeks ended November 2, 2013. Purchases of shares of the Company's common stock may be made from time to time, either on the open market or through privately negotiated transactions and are financed by the Company's existing cash, cash flow and other liquidity sources, as appropriate.

4.            Debt Obligations

Debt obligations as of November 2, 2013 and February 2, 2013 consist of the following (in thousands):

	November 2, 2013	February 2, 2013
Revolving Credit Facility	$137,600	$6,000
Finance lease obligations	5,777	6,329
Total debt obligations	143,377	12,329
Less: Current portion of debt obligations	829	744
Long-term debt obligations	$142,548	$11,585

The Company has a $250.0 million senior secured revolving credit facility that matures on June 30, 2016 (the "Revolving Credit Facility"). The Revolving Credit Facility includes an uncommitted accordion feature to increase the size of the facility to $350.0 million. The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures and other general corporate purposes. Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility. The daily interest rates under the Revolving Credit Facility are determined by a prime rate or LIBOR, plus an applicable margin, as set forth in the Revolving Credit Facility agreement. On July 24, 2013, the Revolving Credit Facility agreement was amended to lower the applicable margin rates by 0.25%. In addition, the amendment fixed the commitment fee at 0.25% for the remaining term of the Revolving Credit Facility. For the thirty-nine weeks ended November 2, 2013, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 1.87% and $46.6 million, respectively.

The Company also issues letters of credit under the Revolving Credit Facility to support certain merchandise purchases and to collateralize retained risks and deductibles under various insurance programs. At November 2, 2013, the Company had outstanding letters of credit totaling approximately $5.0 million. These letters of credit expire within twelve months of issuance. Excess borrowing availability under the Revolving Credit Facility at November 2, 2013, net of letters of credit outstanding, outstanding borrowings and accrued interest of $0.2 million, was $107.2 million.

The Revolving Credit Facility agreement contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions. The Revolving Credit Facility agreement also contains a fixed charge coverage ratio covenant in the event excess availability is below a defined threshold or an event of default has occurred. At November 2, 2013, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility agreement and expects to remain in compliance during fiscal year 2013.

5.            Earnings per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the measurement period.  Diluted earnings per share is computed using the weighted average number of common shares as well as all potentially dilutive common share equivalents outstanding during the measurement period. For the thirteen weeks and thirty-nine weeks ended November 2, 2013, 218,077 shares and 307,739 shares, respectively, and 380,980 shares for the thirteen weeks ended October 27, 2012, were attributable to stock options, SARs and non-vested stock grants that would have been considered dilutive securities but were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive due to the net loss for the reported periods.

Under Accounting Standards Codification ("ASC") 260-10, Earnings Per Share, non-vested stock grants that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the calculation of basic and diluted earnings per share pursuant to the two-class method.  The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings.  Earnings per share have been calculated under the two-class method.

The following tables show the computation of basic and diluted earnings per share for each period (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Basic EPS:
Net income (loss)	$(10,971)	$(8,858)	$(8,220)	$2,386
Less: Allocation of earnings to participating securities	—	—	—	(30)
Net income (loss) allocated to common shares	(10,971)	(8,858)	(8,220)	2,356

Basic weighted average shares outstanding	31,854	31,558	32,307	31,035
Basic EPS	$(0.34)	$(0.28)	$(0.25)	$0.08

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Diluted EPS:
Net income (loss)	$(10,971)	$(8,858)	$(8,220)	$2,386
Less: Allocation of earnings to participating securities	—	—	—	(30)
Net income (loss) allocated to common shares	(10,971)	(8,858)	(8,220)	2,356

Basic weighted average shares outstanding	31,854	31,558	32,307	31,035
Add: Dilutive effect of stock awards	—	—	—	266
Diluted weighted average shares outstanding	31,854	31,558	32,307	31,301
Diluted EPS	$(0.34)	$(0.28)	$(0.25)	$0.08

The following table illustrates the number of stock options and SARs that were outstanding, but not included in the computation of diluted earnings per share because the exercise price of the stock options and SARs was greater than the average market price of the Company's common shares (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Number of anti-dilutive stock options and SARs outstanding	451	247	129	956

7.            Retirement Plan

The Company sponsors a frozen defined benefit plan. The components of pension cost for each period are as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Employer service cost	$90	$—	$270	$—
Interest cost	430	472	1,292	1,416
Expected return on plan assets	(559)	(563)	(1,678)	(1,689)
Net loss amortization	153	103	458	310
Net periodic pension cost	$114	$12	$342	$37

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

The following tables present the Company's financial assets and liabilities measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets (Unaudited) (in thousands):

	November 2, 2013
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (1)(2)	$23,644	$23,644	$—	$—

Accrued expenses and other current liabilities:
Deferred non-employee director equity compensation plan liability (2)	$234	$234	$—	$—

	February 2, 2013
		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (1)(2)	$18,498	$18,498	$—	$—

Accrued expenses and other current liabilities:
Deferred non-employee director equity compensation plan liability (2)	$253	$253	$—	$—

(1)	The Company has recorded in other long-term liabilities amounts related to these assets for the amount due to participants corresponding in value to the securities held in the grantor trust.

(2)
Using the market approach, the fair values of these items represent quoted market prices multiplied by the quantities held. Net gains and losses related to the changes in fair value in the assets and liabilities under the various deferred compensation plans are recorded in selling, general and administrative expenses and were nil for the thirty-nine weeks ended November 2, 2013 and for the fiscal year ended February 2, 2013.

The following table shows the Company's non-financial assets measured at fair value on a nonrecurring basis in the Condensed Consolidated Balance Sheets (Unaudited) (in thousands):

	November 2, 2013
		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Store property, equipment and leasehold improvements (1)	$3,091	$—	$—	$3,091

	February 2, 2013
		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Store property, equipment and leasehold improvements (1)	$3,024	$—	$—	$3,024

(1)
In accordance with ASC No. 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, using an undiscounted cash flow model, the Company identified certain stores whose cash flow trends indicated that the carrying value of store property, equipment and leasehold improvements may not be fully recoverable and determined that impairment charges were necessary for the current year. The Company uses a discounted cash flow model to determine the fair value of its impaired assets. Key assumptions in determining future cash flows include, among other things, expected future operating performance and changes in economic conditions. Impairment charges of $0.2 million have been recognized during the current year and $1.0 million were recognized during fiscal year 2012. The impairment charges are included in cost of sales and related buying, occupancy and distribution expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited).

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

The Company's principal focus is on consumers in small and mid-sized markets which the Company believes are under-served and less competitive. In those small town markets where it operates a department store and an off-price store, the Company targets a different customer for each store and, therefore, believes that customer overlap between the two formats is minimal. At November 2, 2013, the Company operated 882 stores located in 40 states.

The Company made progress on a number of its key initiatives during the thirty-nine weeks ended November 2, 2013 (the "current year"). The Company completed the consolidation of its South Hill operations (the "South Hill Consolidation"), announced on February 11, 2013. The South Hill Consolidation is expected to increase productivity, create synergies, strengthen collaboration, enhance the Company's purchasing power, provide for a consistent message to customers and accelerate sales growth. The consolidation is also expected to result in annual savings of approximately $5 million. In addition, as part of ongoing efforts to become more productive and improve profitability, the Company implemented an expense reduction program in early November. These cost cutting measures, which included the elimination of approximately 50 corporate positions, are expected to yield an additional annual savings of approximately $5 million.

Growing the cosmetics line of business through the installation of additional Estee Lauder and Clinique counters, opening new stores and expanding existing stores, improving the appearance of its stores and enhancing the eCommerce shopping experience through increased product selections and investments in technology continue to be among the Company's top priorities. During the current year, the Company installed 23 new Estee Lauder and 25 new Clinique counters, and installed 12 more of each type of counter in November. New prototype fixture packages were rolled out to 72 of the Company's largest department stores in the current year, with the expectation of outfitting more than 80 department stores by year end. In addition, the Company opened 22 new department stores during the current year. On November 14, the Company opened an additional 6 department stores and one Steele's store, which brought the total number of stores opened during the year to 29 and completed the Company's 2013 store opening program. The Company also moved forward on replatforming and enhancing its eCommerce website, which went live on November 5 with increased functionality in time for holiday shopping.

The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements as included in the Form 10-K.

Results of Operations

The following table sets forth the results of operations as a percentage of sales for the periods indicated:

	Thirteen Weeks Ended (1)		Thirty-Nine Weeks Ended (1)
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and related buying, occupancy and distribution expenses	76.9	78.4	74.5	74.2
Gross profit	23.1	21.6	25.5	25.8

Selling, general and administrative expenses	27.4	25.0	26.2	25.0
Store opening costs	0.4	0.4	0.2	0.3
Interest expense	0.2	0.2	0.2	0.2
Income (loss) before income tax	(4.9)	(4.0)	(1.2)	0.3

Income tax expense (benefit)	(1.9)	(1.6)	(0.4)	0.1
Net income (loss)	(3.0)%	(2.4)%	(0.7)%	0.2%

(1) Percentages may not foot due to rounding.

Non-GAAP Financial Measures

The following supplemental information presents the results of operations for the third fiscal quarter of 2013 and 2012 as well as for the current year and prior year periods.  All periods are presented on a basis in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and on a non-U.S. GAAP basis to show earnings with and without charges associated with the South Hill Consolidation and the former Chief Executive Officer's resignation. Management believes this supplemental financial information enhances an investor's understanding of the Company's financial performance as it excludes those items which impact comparability of operating trends.  The non-U.S. GAAP financial information should not be considered in isolation or viewed as a substitute for net income, cash flow from operations or other measures of performance as defined by U.S. GAAP.  Moreover, the inclusion of non-U.S. GAAP financial information as used herein is not necessarily comparable to other similarly titled measures of other companies due to the potential inconsistencies in the method of presentation and items considered.  The following tables set forth the supplemental financial information and the reconciliation of U.S. GAAP disclosures to non-U.S. GAAP financial metrics (in thousands, except diluted earnings per share):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net income (loss):
On a U.S. GAAP basis	$(10,971)	$(8,858)	$(8,220)	$2,386
South Hill consolidation related charges, net of tax of $1,832, $503, $7,815 and $503, respectively	2,552	866	12,718	866
Former Chief Executive Officer resignation related charges, net of tax of $1,103	—	—	—	1,897
On a non-U.S. GAAP basis	$(8,419)	$(7,992)	$4,498	$5,149

Diluted earnings (loss) per share:
On a U.S. GAAP basis	$(0.34)	$(0.28)	$(0.25)	$0.08
South Hill consolidation related charges	0.08	0.03	0.39	0.03
Former Chief Executive Officer resignation related charges	—	—	—	0.06
On a non-U.S. GAAP basis	$(0.26)	$(0.25)	$0.14	$0.16	(1)

(1) EPS does not foot due to rounding

Thirteen Weeks Ended November 2, 2013 Compared to Thirteen Weeks Ended October 27, 2012

Sales for the thirteen weeks ended November 2, 2013 (the "current year third quarter") decreased 2.8% to $360.2 million from $370.6 million for the thirteen weeks ended October 27, 2012 (the "prior year third quarter"). Comparable store sales, which are sales in stores that are open for at least 14 full months prior to the reporting period, including eCommerce sales, decreased 4.6% in the current year third quarter compared to an 8.1% increase in the prior year third quarter. Excluding eCommerce sales, comparable store sales decreased 4.8% in the current year third quarter as compared to a 7.5% increase in the prior year third quarter. The decrease in comparable sales is reflective of lower clearance sales in the current year third quarter as compared with the prior year third quarter. The 4.6% decrease in comparable store sales for the current year third quarter reflects a 1.3% decrease in average unit retail, a 3.0% decrease in number of units sold and 0.6% decrease in the number of transactions.

On a market population basis, utilizing a ten-mile radius from each store, the mid-sized and large market stores outperformed the small market stores. The Company's mid-sized market stores (populations of 50,000 to 150,000) and large market stores (populations greater than 150,000) had comparable store sales decreases of 3.5% and 3.8%, respectively, while the small market stores (populations less than 50,000) had a comparable store sales decrease of 5.4%. Geographically, the Northwest and South Central were the best performing regions, followed by the Northeast and Mid Atlantic regions, which all outperformed the Company average.

On a merchandise category basis, outerwear and swimwear, cosmetics, accessories, footwear, and intimates performed better than the Company's comparable store sales average. The cosmetics line of business benefited from the installation of additional Estee Lauder and Clinique counters. During the current year third quarter, the Company installed 6 new Estee Lauder and 6 new Clinique counters. Handbags from vendors such as G by Guess, Anne Klein, Nine West, and Jessica Simpson helped drive the accessories line of business. Footwear, especially lightweight running shoes, benefited from sales of key brands such as Nike and Skechers.

The following is a summary of the changes in the components of the cost of sales rate between the current year third quarter and the prior year third quarter, expressed as a percent of sales:

Increase/ (Decrease)
Merchandise cost of sales rate	(1.9)%
Buying, occupancy and distribution expenses rate	0.4
Cost of sales rate	(1.5)%

Gross profit for the current year third quarter was $83.1 million, an increase of 4.0% from $79.9 million in the prior year third quarter. Gross profit, as a percent of sales, increased to 23.1% in the current year third quarter from 21.6% in the prior year third quarter primarily as a result of lower clearance sales in the current year third quarter as compared to the prior year third quarter. In addition, merchandise cost of sales for the current year third quarter includes approximately $4.4 million, or approximately 1.2% of sales, related to the South Hill Consolidation due to inventory liquidation costs associated with discontinued vendors and merchandise and advertising allowances deferred in inventory.

Selling, general and administrative ("SG&A") expenses in the current year third quarter increased $6.2 million to $98.6 million from $92.4 million in the prior year third quarter. As a percent of sales, SG&A expenses increased to 27.4% in the current year third quarter from 25.0% in the prior year third quarter. The increase in SG&A reflects incremental costs to operate 31 net additional stores and higher medical insurance costs resulting from several large claims as compared to the prior year third quarter. These higher costs were partially offset by lower incentive compensation costs. The SG&A rate was also negatively impacted by deleveraging from the decline in net sales during the current year third quarter.

Store opening costs of $1.4 million in the current year third quarter include costs related to the opening of 12 stores.  During the prior year third quarter, the Company incurred $1.6 million in store opening costs related to the opening of 19 new stores. Store opening costs are expensed as incurred and include costs of stores opening in future quarters.

Net interest expense was $0.7 million in the current year third quarter compared to $0.6 million in the prior year third quarter.  Interest expense is primarily comprised of interest on borrowings under the Revolving Credit Facility (see "Liquidity and Capital Resources"), related letters of credit and commitment fees, amortization of debt issuance costs and interest on finance lease obligations.

The Company's effective tax rate for the current year third quarter was 37.8%, resulting in an estimated tax benefit of $6.7 million.  This compares to an effective tax rate of 40.2% and income tax benefit of $5.9 million in the prior year third quarter.

As a result of the foregoing, the Company had a net loss of $11.0 million for the current year third quarter as compared to net loss of $8.9 million for the prior year third quarter.

Thirty-Nine Weeks Ended November 2, 2013 Compared to Thirty-Nine Weeks Ended October 27, 2012

Sales for the thirty-nine weeks ended November 2, 2013 (the “current year”) increased 1.5% to $1,134.1 million from $1,117.9 million for the thirty-nine weeks ended October 27, 2012 (the “prior year”). The sales increase was primarily driven by the Company's new stores and an increase in eCommerce sales. Unseasonably cool weather in the spring and weakness in the overall apparel market negatively impacted sales in the current year compared to the prior year. Comparable store sales, which are sales in stores that are open for at least 14 full months prior to the reporting period, including eCommerce sales, decreased 0.7% in the current year compared to a 5.3% increase in the prior year. Excluding eCommerce sales, comparable store sales decreased 1.2% in the current year as compared to a 4.8% increase in the prior year. The 0.7% decrease in comparable store sales for the current year reflects a 3.5% decrease in average unit retail, partially offset by a 2.6% increase in the number of transactions.

On a market population basis, utilizing a ten-mile radius from each store, the mid-sized and large market stores outperformed the small market stores. The Company's mid-sized market stores (populations of 50,000 to 150,000) and large market stores (populations greater than 150,000) achieved comparable store sales increases of 0.4% and 1.2%, respectively, while the small market stores (populations less than 50,000) had a comparable store sales decrease of 1.9%. Geographically, the Southwest region was the best performing region, followed by the South Central and Northwest regions, which all outperformed the Company average.

On a merchandise category basis, home and gifts, accessories, men's and young men's, cosmetics, and footwear all outperformed the Company's comparable store sales average. Home and gifts had the strongest increases as it benefited from new product launches such as Keurig and Cuisinart. The cosmetics line of business benefited from the installation of additional Estee Lauder and Clinique counters. During the current year, the Company installed 23 new Estee Lauder and 25 new Clinique counters. The increase in accessories was driven by the strength in handbags. Activewear has been the strongest trending area across multiple merchandise categories. The Company also continues to focus on sales growth through the introduction of new product offerings and the expansion of existing sought-after brand names.

The following is a summary of the changes in the components of the cost of sales rate between the current year and the prior year, expressed as a percent of sales:

Increase
Merchandise cost of sales rate	0.3%
Buying, occupancy and distribution expenses rate	—
Cost of sales rate	0.3%

Gross profit was $288.8 million, essentially equal to prior year gross profit of $288.9 million. Gross profit, as a percent of sales, decreased to 25.5% in the current year from 25.8% in the prior year. The decline in the gross profit rate reflects a 0.3% increase in the merchandise cost of sales rate. The increase in the merchandise cost of sales rate is primarily a result of a more promotional business environment in the current year as compared to the prior year. The buying, occupancy and distribution expenses rate is a result of leverage from higher sales in the current year as compared to the prior year, offset by increased store occupancy expenses. Merchandise cost of sales for the current year includes approximately $11.5 million, or approximately 1.0% of sales, related to the South Hill Consolidation due to inventory liquidation costs associated with discontinued vendors and merchandise and advertising allowances deferred in inventory.

Selling, general and administrative (“SG&A”) expenses in the current year increased $17.6 million to $297.6 million from $280.0 million in the prior year. As a percent of sales, SG&A expenses increased to 26.2% in the current year from 25.0% in the prior year. The increase in SG&A expenses reflects charges of approximately $9.0 million incurred in the current year related to the South Hill Consolidation, while the prior year included $3.0 million of charges associated with the resignation of the Company's former Chief Executive Officer and $0.4 million associated with the start of the South Hill Consolidation. In addition, the increase in SG&A reflects incremental costs to operate 31 net additional stores and higher medical insurance costs resulting from several large claims as compared to the prior year. These higher costs were partially offset by higher credit income associated with the Company's private label credit card portfolio and lower incentive compensation costs.

Store opening costs of $2.5 million in the current year include costs related to the opening of 22 new stores and the relocation of two stores. During the prior year, the Company incurred $3.2 million in store opening costs related to the opening of 41 new stores and the relocation of six stores.

Net interest expense was $2.0 million in the current year and $2.4 million in the prior year. Interest expense is primarily comprised of interest on borrowings under the Revolving Credit Facility (see "Liquidity and Capital Resources"), related letters of credit and commitment fees, amortization of debt issuance costs and interest on finance lease obligations.

The Company's effective tax rate for the current year was 38.1%, resulting in an estimated tax benefit of $5.1 million. This compares to an income tax expense of $1.0 million in the prior year at an effective rate 30.0%.

As a result of the foregoing, the Company had a net loss of $8.2 million for the current year as compared to net income of $2.4 million for the prior year.

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

Key components of the Company's cash flows for the current year and the prior year are summarized below (in thousands):

	Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012
Net cash provided by (used in):
Operating activities	$(45,468)	$60,057
Investing activities	(46,706)	(35,610)
Financing activities	97,954	(5,648)

Operating Activities

During the current year, the Company used $45.5 million in cash from operating activities. Net loss, adjusted for non-cash expenses, provided cash of approximately $44.5 million. Changes in operating assets and liabilities used net cash of approximately $94.1 million, which included a $137.6 million increase in merchandise inventories primarily due to planned investments in inventory, the seasonal build of inventories and the higher number of stores in operation and an increase in other assets of $14.7 million, partially offset by an increase in accounts payable and other liabilities of $58.2 million. Additionally, cash flows from operating activities included construction allowances from landlords of $4.2 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores. The increase in cash used in operating activities compared to the prior year is reflective of the increase in the level of payments for merchandise purchases due to earlier receipts within the current year third quarter as compared to the prior year, increase in incentive bonus paid related to fiscal 2012, timing of rent payments due to the later fiscal period end date, and an increase in income taxes paid.

During the prior year, the Company generated $60.1 million in cash from operating activities. Net income, adjusted for non-cash expenses, provided cash of approximately $51.2 million.  Changes in operating assets and liabilities provided net cash of approximately $4.8 million, which included a $162.9 million increase in merchandise inventories due to the seasonal build in inventories and higher number of open stores, partially offset by a decrease in other assets of $10.3 million and an increase in accounts payable and other liabilities of $157.4 million. Additionally, cash flows from operating activities included construction allowances from landlords of $4.1 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

Investing Activities

Capital expenditures were $46.7 million in the current year as compared to $35.6 million in the prior year. For the current year, the Company opened 22 new stores, reopened one store due to a fire and relocated two stores, as compared to 41 new stores and 6 relocated stores in the prior year. As noted above, the Company received construction allowances from landlords of $4.2 million in the current year and $4.1 million in the prior year to fund a portion of the capital expenditures related to store leasehold improvements in new and relocated stores. These funds are recorded as a deferred rent credit on the balance sheet and are recognized as an offset to rent expense over the lease term commencing with the date the allowances are earned.

Management currently estimates that capital expenditures in 2013, net of construction allowances to be received from landlords, will be approximately $57 million. The expenditures will principally be for the opening of new stores and investments in eCommerce, systems, logistics and existing stores.

Financing Activities

The Company has a $250.0 million senior secured revolving credit facility that matures on June 30, 2016 (the "Revolving Credit Facility"). The Revolving Credit Facility includes an uncommitted accordion feature to increase the size of the facility to $350.0 million. The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures and other general corporate purposes. Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility. The daily interest rates under the Revolving Credit Facility are determined by a prime rate or LIBOR, plus an applicable margin, as set forth in the Revolving Credit Facility agreement. On July 24, 2013, the Revolving Credit Facility agreement was amended to lower the applicable margin rates by 0.25%. In addition, the amendment fixed the commitment fee at 0.25% for the remaining term of the Revolving Credit Facility. For the thirty-nine weeks ended November 2, 2013, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 1.87% and $46.6 million, respectively. The increase in borrowings on the Revolving Credit Facility in the current year as compared with the prior year is primarily due to the timing of payments related to operating activities as discussed above.

The Company also issues letters of credit under the Revolving Credit Facility to support certain merchandise purchases and to collateralize retained risks and deductibles under various insurance programs. At November 2, 2013, the Company had outstanding letters of credit totaling approximately $5.0 million. These letters of credit expire within twelve months of issuance. Excess borrowing availability under the Revolving Credit Facility at November 2, 2013, net of letters of credit outstanding, outstanding borrowings and accrued interest of $0.2 million, was $107.2 million.

The Revolving Credit Facility agreement contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions. The Revolving Credit Facility agreement also contains a fixed charge coverage ratio covenant in the event excess availability is below a defined threshold or an event of default has occurred. At November 2, 2013, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility agreement and expects to remain in compliance during fiscal year 2013.

On April 8, 2013, the Company announced that its Board of Directors (the "Board") approved a 25% increase in the Company's quarterly cash dividend rate to $0.125 cents per share from the previous quarterly rate of $0.10 cents per share.  The quarterly rate of $0.125 cents per share is applicable to dividends declared by the Board beginning May 23, 2013.  In the current year, the Company has paid cash dividends totaling $11.5 million. On November 21, 2013, the Board declared a quarterly cash dividend of $0.125 per share of common stock, payable on December 18, 2013 to shareholders of record at the close of business on December 3, 2013.

On March 7, 2011, the Board approved a Stock Repurchase Program (the "2011 Stock Repurchase Program") which authorized the Company to repurchase up to $200 million of its outstanding common stock. The 2011 Stock Repurchase Program will expire when the Company has repurchased $200 million of its outstanding common stock, unless terminated earlier by the Board. Through June 10, 2012, the Company repurchased approximately $100.1 million of its outstanding common stock under the 2011 Stock Repurchase Program. On June 11, 2012, the Company announced that its Board had chosen not to spend additional capital under the 2011 Stock Repurchase Program for the time being. In addition, the Board authorized the Company to repurchase shares of its outstanding common stock equal to the amount of proceeds and related tax benefits from the exercise of stock options, SARs and other equity grants. Under such authorization, the Company repurchased 1,626,037 shares of its common stock for approximately $31.4 million during the current year. Purchases of shares of the Company's common stock may be made from time to time, either on the open market or through privately negotiated transactions and are financed by the Company's existing cash, cash flow and other liquidity sources, as appropriate.

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

Management of the Company, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures and concluded that the Company's disclosure controls and procedures were effective as of November 2, 2013.

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

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There were no changes in the Company's internal control over financial reporting during the quarter ended November 2, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                                        LEGAL PROCEEDINGS

During the current year third quarter ended November 2, 2013, the Company did not have any material legal proceedings brought against it, its subsidiaries or their properties.

ITEM 1A.                          RISK FACTORS

There have not been any material changes from the risk factors as previously disclosed in the Form 10-K.

ITEM 2.                                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 7, 2011, the Board of Directors (the "Board") approved a Stock Repurchase Program (the "2011 Stock Repurchase Program") which authorized the Company to repurchase up to $200 million of its outstanding common stock. The 2011 Stock Repurchase Program will expire when the Company has repurchased $200 million of its outstanding common stock, unless terminated earlier by the Board. Through June 10, 2012, the Company repurchased approximately $100.1 million of its outstanding common stock under the 2011 Stock Repurchase Program. On June 11, 2012, the Company announced that its Board had chosen not to spend additional capital under the 2011 Stock Repurchase Program for the time being. In addition, the Board authorized the Company to repurchase shares of its outstanding common stock equal to the amount of proceeds and related tax benefits from the exercise of stock options, SARs and other equity grants. Purchases of shares of the Company's common stock may be made from time to time, either on the open market or through privately negotiated transactions and are financed by the Company's existing cash, cash flow and other liquidity sources, as appropriate.

The table below sets forth information regarding the Company's repurchases of its common stock during the current year third quarter:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

August 4, 2013 to August 31, 2013	515,783	$19.37	—	$99,938,428

September 1, 2013 to October 5, 2013	1,076,311	19.25	—	$99,938,428

October 6, 2013 to November 2, 2013	38,374	19.58	—	$99,938,428

Total	1,630,468	$19.29	—

(1)	Although the Company did not repurchase any of its common stock during the current year third quarter under the 2011 Stock Repurchase Program:

•
The Company repurchased 1,626,037 shares of common stock for approximately $31.4 million at a weighted average price of $19.29 associated with the proceeds and related tax benefits from the exercise of stock options, SARs and other equity grants;

•
The Company reacquired 2,510 shares of common stock from certain employees to cover tax withholding obligations from exercises of Stock Appreciation Rights and the vesting of restricted stock at a weighted average acquisition price of $20.96 per share; and

•
The trustee of the grantor trust established by the Company for the purpose of holding assets under the Company's Deferred Compensation Plan (the "Plan") purchased an aggregate of 1,921 shares of the Company's common stock in the open market at a weighted average price of $20.30 in connection with the Company Stock Investment Option under the Plan and in connection with the reinvestment of dividends paid on the Company's common stock held in trust in the Plan.

(2)
Reflects the $200.0 million authorized under the 2011 Stock Purchase Program, less the $100.1 million repurchased using the Company's existing cash, cash flow and other liquidity sources since March 2011. Excludes repurchases of the Company's outstanding common stock associated with the proceeds and related tax benefits from the exercise of stock options, SARs and other equity grants.

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

101
The following materials from Stage Stores Inc.'s Quarterly Report on Form 10-Q for the quarter ended November 2, 2013, formatted in XBRL (eXtensible Business Reporting Language) are filed electronically herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders' Equity, and (v) Notes to Condensed Consolidated Financial Statements.

________________________________________

* Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAGE STORES, INC.

December 12, 2013	/s/ Michael L. Glazer
(Date)	Michael L. Glazer
President and Chief Executive Officer
(Principal Executive Officer)

December 12, 2013	/s/ Oded Shein
(Date)	Oded Shein
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)