Form 10-K
period 2014-02-01
STAGE STORES INC
filed 2014-04-02
CIK 6885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-K
 (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2014
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

Large accelerated filer  ☑  Accelerated filer  ☐    Non-accelerated filer   ☐   Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

As of August 2, 2013 (the last business day of the registrant's most recently completed second quarter), the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was $813,562,924 (based upon the closing price of the registrant's common stock as reported by the New York Stock Exchange on August 2, 2013).

As of March 26, 2014, there were 31,571,014 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the registrant's Annual Meeting of Shareholders to be held on June 10,  2014, which will be filed within 120 days of the end of the registrant's fiscal year ended February 1, 2014 (the "Proxy Statement"), are incorporated by reference into Part III of this Form 10-K to the extent described therein.

References to a particular year are to Stage Stores, Inc.'s fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year.  For example, a reference to "2011" is a reference to the fiscal year ended January 28, 2012, "2012" is a reference to the fiscal year ended February 2, 2013 and "2013" is a reference to the fiscal year ended February 1, 2014.  2011 and 2013 consisted of 52 weeks, while 2012 consisted of 53 weeks.

PART I

ITEM 1.                                        BUSINESS
Overview

Stage Stores, Inc. (the "Company" or "Stage Stores") is a Houston, Texas-based specialty department store retailer, which operates under the Bealls, Goody's, Palais Royal, Peebles and Stage nameplates. The Company offers moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family. As of February 1, 2014 the Company also operated an off-price concept under the Steele's nameplate, that was sold on March 7, 2014, as discussed further below.  The Company's principal focus is on consumers in small and mid-sized markets which the Company believes are under-served and less competitive.  The Company differentiates itself from the competition in the small and mid-sized communities that it serves by offering consumers access to brand name merchandise not typically carried by other retailers in the same market area.

The Company also offers its merchandise direct-to-consumer through its eCommerce website and Send program. The eCommerce website features similar, but broader, assortments of merchandise as that found in the Company's stores, as well as other products not carried in its stores. The Send program allows customers to have merchandise shipped directly to their homes from another store if their size or color is not available in a local store.

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

Steele's, an off-price concept, was launched on November 1, 2011. By February 1, 2014, the number of stores had grown to 35. In the first quarter of 2014, the Company made the decision to divest the Steele's stores in order to focus all of its attention on its core department store business. On March 7, 2014, the Company completed the sale of its Steele's off-price operations.

Stores

The Company operates its stores under the nameplates of Bealls, Goody's, Palais Royal, Peebles and Stage. As of February 1, 2014 the Company also operated an off-price concept under the Steele's nameplate, that was sold on March 7, 2014. The store count and selling square footage by nameplate are as follows:

	Number of Stores			Selling Square Footage (in thousands)
	February 2, 2013	2013 Activity Net Changes	February 1, 2014	February 2, 2013	2013 Activity Net Changes	February 1, 2014
Bealls	212	3	215	4,259	26	4,285
Goody's	258	11	269	4,204	128	4,332
Palais Royal	54	(1)	53	1,169	(29)	1,140
Peebles	184	6	190	3,495	64	3,559
Stage	122	(1)	121	2,128	(31)	2,097
Steele's	34	1	35	378	8	386
	864	19	883	15,633	166	15,799

Utilizing a ten-mile radius from each store, approximately 66% of the Company's stores are located in small towns and communities with populations below 50,000 people, while an additional 20% of the Company's stores are located in mid-sized communities with populations between 50,000 and 150,000 people.  The remaining 14% of the Company's stores are located in higher-density markets with populations greater than 150,000, such as Houston and San Antonio, Texas. The store count and selling square footage by market area population are as follows:

	Number of Stores			Selling Square Footage (in thousands)
	February 2, 2013	2013 Activity Net Changes	February 1, 2014	February 2, 2013	2013 Activity Net Changes	February 1, 2014
Less than 50,000	570	13	583	9,203	122	9,325
50,000 to 150,000	162	11	173	3,325	187	3,512
Greater than 150,000	132	(5)	127	3,105	(143)	2,962
	864	19	883	15,633	166	15,799

Store Openings.  The cornerstone of the Company's growth strategy continues to be to identify locations in small and mid-sized markets that meet its demographic and competitive criteria.  The Company believes that the long-term potential of its smaller markets is positive and wants to be well positioned in these markets with locations that are convenient to its customers. The Company attempts to locate its stores by, or in the vicinity of, other tenants that it believes will help attract additional foot traffic to the area, such as grocery stores, drug stores or major discount stores such as Wal-Mart. During 2013, the Company opened 29 new stores. The Company believes that there are sufficient opportunities in small and mid-sized markets to continue with its new store growth into the foreseeable future.  In 2014, the Company anticipates opening 20-25 new stores, including testing new stores in higher-density markets.

Expansion, Relocation and Remodeling.  In addition to opening new stores, the Company has continued to invest in the expansion, relocation and remodeling of its existing stores.  The Company believes that remodeling keeps its stores looking fresh and up-to-date, which enhances its customers' shopping experience and helps maintain and improve its market share. Store remodeling projects can range from updating and improving in-store lighting, fixtures, wall merchandising and signage, to more extensive expansion projects.  Relocations are intended to improve the store's location and to help it capitalize on incremental sales potential.  During 2013, the Company expanded 3 stores, relocated 3 stores and remodeled 11 stores.

Store Closures.  The Company closed 10 stores during 2013.  The Company continually reviews the trend of each store's performance and will close a store if the expected store performance does not support the required investment of capital at that location.

Store Activity. During 2013, the store count activity by state is as follows:

	February 2, 2013	Store Openings	Store Closures	February 1, 2014
Alabama	35	2	(1)	36
Arkansas	24	—	(1)	23
Colorado	5	1	—	6
Florida	6	1	—	7
Georgia	36	2	—	38
Illinois	4	2	—	6
Indiana	24	1	(1)	24
Iowa	3	—	(1)	2
Louisiana	63	—	(1)	62
Michigan	14	1	—	15
Mississippi	24	3	—	27
Missouri	18	1	—	19
Nevada	1	1	—	2
New York	20	1	—	21
North Carolina	28	2	—	30
Ohio	25	2	—	27
Oregon	2	1	—	3
Pennsylvania	29	4	(1)	32
South Carolina	22	—	(1)	21
Texas	249	3	(3)	249
West Virginia	10	1	—	11
Other states (1)	222	—	—	222
	864	29	(10)	883

(1) See Item 2 Properties in this Form 10-K for additional disclosures regarding properties.

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

The following table sets forth the distribution of net sales among the Company's various merchandise categories:

	Fiscal Year
Department	2013	2012	2011

Men's/Young Men's	17%	17%	17%
Misses Sportswear	16	16	16
Footwear	13	13	13
Children's	11	12	12
Junior Sportswear	9	9	9
Cosmetics	9	8	8
Accessories	8	8	8
Special Sizes	5	6	6
Dresses	4	4	4
Home & Gifts	4	3	2
Intimates	3	3	3
Outerwear, Swimwear and Other	1	1	2
	100%	100%	100%

Merchandise selections range from basics, including denim, underwear and foundations, to more upscale and fashionable clothing offerings. Merchandise mix may also vary from store to store to accommodate differing demographic, regional and climatic characteristics. Approximately 85% of sales consist of nationally recognized brands such as Levi Strauss, Nike, Calvin Klein, Chaps, Izod, Dockers, Carters, Jockey, Estee Lauder, Clinique, Nautica, Skechers and New Balance, while the remaining 15% of sales consist of the Company's private label merchandise.

The Company's private label portfolio includes several brands, which are developed and sourced through its agreements with third party vendors. The Company believes its private label, exclusive and quasi-exclusive brands offer a compelling mix of style, quality and excellent value. In 2013, the Company reintroduced Ivy Crew as a private brand within Men's. The Company continues to see its private brands as a growth avenue.

The Company is also focused on growing its cosmetics business.  In 2013, the Company installed 35 Estee Lauder and 37 Clinique counters.

Merchandising activities for the Company's department stores are conducted from its corporate headquarters in Houston, Texas. The Company maintained a separate buying office in New York, New York for its Steele's stores, which was included in the divestiture of Steele's.

Marketing Strategy

The Company's marketing strategy is designed to establish brand loyalty and convenience and to support each store's position as the local destination for basic and fashionable, moderately priced, brand name merchandise.  The Company's marketing strategy leverages (i) emerging technology and trends in retail marketing, (ii) consumer insight from brand and customer research and (iii) identified customer purchase history to plan and execute targeted multi-channel marketing to its customers.  In addition, the Company captures customer point-of-sale data on transactions associated with the private label credit card, third party credit cards, debits cards, and checks, as well as data from other affinity programs to incorporate into its marketing and merchandising programs. Through marketing sponsorship, the Company also encourages individual store-level involvement in local community activities.

The Company's primary target customers are women who are generally 35 and older with annual household incomes over $55,000, who, based on customer research, are shown to be the primary decision makers for their family's clothing purchases.  The Company uses a multi-media advertising approach, including broadcast media, online digital media, mobile media, local newspaper inserts and direct mail.  In addition, the Company promotes its private label credit card and attempts to create strong customer loyalty through continuous one-on-one communication with its core private label credit card holders.

Direct-to-consumer. The Company also offers its merchandise direct-to-consumer through its eCommerce website and Send program. Since launching its eCommerce website in 2010, the Company has made growing its direct-to-consumer business a high priority. The eCommerce website features similar, but broader, assortments of merchandise as that found in the Company's stores, as well as other products not carried in its stores. The Company also completed a replatforming of its eCommerce website at the beginning of the 2013 fourth quarter, which improved the functionality of the site and enhanced the customer experience. The Send program allows customers to have merchandise shipped directly to their homes from another store if their size or color is not available in a local store.

Private Label Credit Card.  The Company considers its private label credit card program to be a vital component of its retailing concept because it (i) enhances customer loyalty, (ii) allows the Company to identify and regularly contact its best customers and (iii) creates a comprehensive database that enables the Company to implement detailed, segmented marketing and merchandising strategies for each store.  In November 2012, the Company launched a new customer loyalty program which provides significantly enhanced benefits and incentives for its private label credit card holders.  These include, depending on their level of purchases, reward certificates redeemable for merchandise, free shipping on direct-to-consumer purchases, free gift wrap, special promotional discounts and invitations to private sales.  In addition, new holders of the Company's credit card receive a 10% or 15% discount the first time they use their new card.  To encourage associates to focus on getting customers to open new Company credit card accounts, the Company provides increasing incentive award payments based on the number of new private label credit card accounts activated.  The penetration rate for the Company's private label credit card was approximately 36%, 33% and 32% of net sales in 2013, 2012 and 2011, respectively.

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

The Company has also installed a markdown optimization tool, which is focused on pricing items on a style-by-style basis at the appropriate price, based on inventory levels and sales history, in order to maximize revenue and profitability.  The Company also continues to expand the utilization and effectiveness of its merchandise planning system in order to maximize the generation of sales and gross margin. In 2014, the Company is implementing store level markdown optimization and plans to develop and implement size pack optimization to better tailor assortments on a more localized level.

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

Employees

At February 1, 2014, the Company employed approximately 14,700 hourly and salaried employees. Employee levels will vary during the year as the Company traditionally hires additional employees and increases the hours of part-time employees during peak seasonal selling periods.  There are no collective bargaining agreements in effect with respect to any of the Company's employees.  The Company believes that it maintains a good relationship with its employees.

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

Trademarks

The Company regards its trademarks and their protection as important to its success. In addition to the Bealls, Goody's, Palais Royal, Peebles, Stage and Steele’s trademarks, the United States Patent and Trademark Office (the "USPTO") has issued federal registrations to the Company for the following trademarks: Baxter & Wells, Cape Classic, Choose To Be You, Goody's 4 Shoes, Goody's Family Clothing, Goody's Family Clothing (and design), goodysonline.com, Graphite, Hannah, Hannah Comfort, H.O.M.E. Helping Our Military and Environment, Ivy Crew, Kid Crew, Mistletoe Mountain, Mountain Lake, Old College Inn, On Stage, Pebblebrook, Private Expressions, Real Style. Real Deals., Rebecca Malone, Signature Studio, Specialty Baby, Specialty Girl, Steele's (Stylized), Sun River Clothing Co., The Big Event, Thomas & Ashemore, Valerie Stevens, Whispers, Wishful Park, and Y.E.S. Your Everyday Savings. The Company has also filed applications with the USPTO seeking federal registrations for the following trademarks: Hannah Collection, Jingle Bell Lane, Max & Mini, Max & Mini (design in squares), Max & Mini (silhouette) and Rustic Blue.

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

Forward-looking statements are based on various assumptions and factors that could cause actual results to differ materially from those in the forward-looking statements.  These factors include, but are not limited to, the ability of the Company and its subsidiaries to maintain normal trade terms with vendors, the ability of the Company and its subsidiaries to comply with the various covenant requirements contained in the Company's Revolving Credit Facility, the demand for apparel and other factors.  The demand for apparel and sales volume can be affected by significant changes in economic conditions, including an economic downturn, employment levels in the Company's markets, consumer confidence, energy and gasoline prices, and other factors influencing discretionary consumer spending.  Other factors affecting the demand for apparel and sales volume include unseasonable and severe weather patterns, an increase in the level of competition in the Company's market areas, competitors' marketing strategies, changes in fashion trends, changes in the average cost of merchandise purchased for resale, availability of merchandise on normal payment terms and the failure to achieve the expected results of the Company's merchandising and marketing plans as well as its store opening plans.  The occurrence of any of these factors could have a material and adverse impact on the Company's business, financial condition, operating results or liquidity.  Most of these factors are difficult to predict accurately and are generally beyond the Company's control.

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

Unusual weather patterns or natural disasters, whether due to climate change or otherwise, could negatively impact the Company's financial condition.  The Company's business depends, in part, on normal weather patterns across the Company's markets.  The Company is susceptible to unseasonable and severe weather conditions, including natural disasters, such as hurricanes and tornadoes in its markets.  Any such unusual or prolonged weather patterns in the Company's markets, especially in states such as Texas and Louisiana, whether due to climate change or otherwise, could have a material and adverse impact on its business, financial condition and cash flows. In addition, the Company's business, financial condition and cash flow could be adversely affected if the businesses of our key vendors and their merchandise manufacturers, shippers, carriers and other merchandise transportation service providers, especially those outside the United States, are disrupted due to severe weather, such as, but not limited to, hurricanes, tornadoes or floods, whether due to climate change or otherwise.

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

A disruption of the Company's information technology systems could have a material adverse impact on its business and financial condition.  The Company is heavily dependent on its information technology systems for day to day business operations.  In addition, as part of the Company's normal course of business, it collects, processes and retains sensitive and confidential customer information. Today's information technology risks are largely external and their consequences could affect the entire Company.  Potential risks include, but are not limited to, the following: (i) an intrusion by a hacker, (ii) the introduction of malware (virus, Trojan, spyware), (iii) hardware failure, (iv) outages due to software defects and (v) human error.  Although the Company runs anti-virus and anti-spyware software and takes other steps to ensure that its information technology systems will not be disabled or otherwise disrupted, there are no assurances that disruptions will not occur. The consequences of a disruption, depending on the severity, could have a material adverse effect on the Company's business and financial condition and could expose the Company to civil, regulatory and industry actions and possible judgments, fees and fines.

A security breach that results in unauthorized disclosure of the Company, employee or customer information could adversely impact the Company's business, reputation and financial condition. The protection of customer, employee, and company data is critical to the Company.  Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer, employee or company information could severely damage the Company's reputation, expose it to the risks of legal proceedings, disrupt its operations, attract a substantial amount of media, damage our customer relationships, and otherwise adversely affect the Company's business and financial condition. While the Company has taken significant steps to protect confidential information, there is no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other developments will prevent the compromise of customer transaction processing capabilities and personal data.  If any such compromise of the Company's information security were to occur, it could have a material adverse effect on the Company's reputation, business, operating results, financial condition and cash flows.

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

ITEM 1B.                          UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                          PROPERTIES

The Company's corporate headquarters and merchandising offices are located in a leased 130,000 square-foot building in Houston, Texas. The Steele's administrative and merchandising offices are located in a leased 3,000 square-foot suite in New York, New York.

The Company owns its distribution centers in Jacksonville, Texas and South Hill, Virginia, and leases its third distribution center in Jeffersonville, Ohio.  The Company's Jacksonville distribution center has approximately 437,000 square feet of processing area and is capable of servicing 600 stores, the South Hill distribution center has approximately 162,000 square feet of processing area and is capable of servicing 240 stores, and the Jeffersonville distribution center has approximately 202,000 square feet of processing area and is capable of servicing 310 stores. The Company also leases a 176,000 square foot facility in Jacksonville, TX to support the 35 store Steele’s operation and provide capacity expansion for its growing eCommerce business.

The Company also owns a 28,000 square-foot office building located in South Hill, Virginia. This office building is no longer used and is currently held for sale.

The Company's stores, of which all but 4 are leased, are primarily located in strip shopping centers.  The majority of leases, which are typically for a 10-year term and often with 2 renewals of five years each, provide for a base rent plus payments for expenses incurred by the landlord, such as common area maintenance and insurance.  Certain leases provide for contingent rents that are not measurable at inception.  These contingent rents are primarily based on a percentage of sales that are in excess of a predetermined level.  Stores range in size from approximately 5,000 to 54,000 selling square feet, with the average being approximately 18,000 selling square feet.  At February 1, 2014, the Company operated 883 stores, located in 40 states within 7 regions, as follows:

	Number of Stores		Number of Stores
South Central Region		Midwestern Region
Arkansas	23	Illinois	6
Louisiana	62	Indiana	24
Oklahoma	41	Iowa	2
Texas	249	Kansas	11
	375	Michigan	15
Mid Atlantic Region		Minnesota	2
Delaware	3	Missouri	19
Kentucky	32	Wisconsin	4
Maryland	8		83
New Jersey	5	Northeastern Region
Ohio	27	Connecticut	2
Pennsylvania	32	Massachusetts	2
Virginia	35	New Hampshire	2
West Virginia	11	New York	21
	153	Vermont	4
Southeastern Region			31
Alabama	36	Northwestern Region
Florida	7	Idaho	4
Georgia	38	Oregon	3
Mississippi	27	Wyoming	1
North Carolina	30		8
South Carolina	21	Total Stores	883
Tennessee	35
	194
Southwestern Region
Arizona	9
Colorado	6
Nevada	2
New Mexico	19
Utah	3
	39

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

Market and Dividend Information
The Company's stock trades on the New York Stock Exchange under the symbol "SSI."  The following table sets forth the high and low market prices per share of the Company's common stock as reported by the New York Stock Exchange and the amount of cash dividends per common share paid by the Company for each quarter in 2013 and 2012:

	Fiscal Year
	2013			2012
	High	Low	Dividend	High	Low	Dividend
1st Quarter	$29.59	$22.65	$0.100	$17.12	$13.29	$0.09
2nd Quarter	28.50	21.53	0.125	19.10	14.37	0.09
3rd Quarter	25.31	18.41	0.125	24.73	18.74	0.10
4th Quarter	22.99	19.35	0.125	27.42	20.85	0.10

On April 8, 2013, the Company announced that its Board of Directors ("the Board") approved a 25% increase in the Company's quarterly cash dividend rate to 12.5 cents per share from the previous quarterly rate of 10 cents per share.  The new quarterly rate of 12.5 cents per share is applicable to dividends declared by the Board after May 23, 2013.

The Company paid aggregate cash dividends in 2013 and 2012 of $15.5 million and $12.0 million, respectively. While the Company expects to continue payment of quarterly cash dividends, the declaration and payment of future dividends by the Company are subject to the discretion of the Board. Any future determination to pay dividends will depend on the Company's results of operations and financial condition, as well as meeting certain criteria under its Revolving Credit Facility (as defined in "Liquidity and Capital Resources") and other factors deemed relevant by the Board.

Holders
As of March 26, 2014 there were approximately 277 holders of record of the Company's common stock.

Performance Graph

The annual changes for the five-year period shown in the following graph are based on the assumption that $100 had been invested in Stage Stores stock, the S&P 500 Index and the S&P 500 Retail Index on January 30, 2009 (the last trading date of fiscal 2008), and that all quarterly dividends were reinvested at the average of the closing prices at the beginning and end of the quarter.  The total cumulative dollar returns shown on the graph represent the value that such investments would have had on January 31, 2014 (the last trading date of fiscal 2013).  The calculations exclude trading commissions and taxes.

Date	Stage Stores, Inc.	S&P 500 Index	S&P 500 Retail Index
1/30/2009	$100.00	$100.00	$100.00
1/29/2010	183.86	130.03	152.95
1/28/2011	227.92	154.54	191.89
1/27/2012	233.52	159.39	214.72
2/1/2013	346.13	183.22	269.46
1/31/2014	301.55	215.84	333.86

Stock Repurchase Program

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

The table below sets forth information regarding the Company's repurchases of its common stock during the 2013 fourth quarter:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

November 3, 2013 to November 30, 2013	1,437	$21.12	—	$99,938,428

December 1, 2013 to January 4, 2014	831	21.56	—	99,938,428

January 5, 2014 to February 1, 2014	3,853	20.90	—	99,938,428

Total	6,121	$21.04	—

(1)	Although the Company did not repurchase any of its common stock during the 2013 fourth quarter under the 2011 Stock Repurchase Program:

•
The Company reacquired 4,499 shares of common stock from certain employees to cover tax withholding obligations from exercises of Stock Appreciation Rights and the vesting of restricted stock at a weighted average acquisition price of $21.02 per share; and

•
The trustee of the grantor trust established by the Company for the purpose of holding assets under the Company's Deferred Compensation Plan (the "Plan") purchased an aggregate of 1,622 shares of the Company's common stock in the open market at a weighted average price of $21.10 in connection with the Company Stock Investment Option under the Plan and in connection with the reinvestment of dividends paid on the Company's common stock held in trust in the Plan

(2)	Reflects the Company's initial $200 million portion of the 2011 Stock Purchase Program, less the $100.1 million purchased using the Company's existing cash and cash flow since March 2011.

ITEM 6.                                        SELECTED FINANCIAL DATA

The following sets forth selected consolidated financial data for the periods indicated. Financial results for fiscal years 2013, 2011, 2010, and 2009 are based on a 52-week period. Financial results for fiscal year 2012 are based on a 53-week period. The selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements included herein.  All amounts are stated in thousands, except for per share data, percentages and number of stores.

	Fiscal Year
	2013	2012	2011	2010	2009
Statement of operations data:
Net sales	$1,633,556	$1,645,800	$1,511,919	$1,470,590	$1,431,927
Cost of sales and related buying, occupancy
and distribution expenses	1,202,754	1,186,025	1,101,319	1,053,766	1,040,120

Gross profit	430,802	459,775	410,600	416,824	391,807
Selling, general and administrative expenses	398,294	392,727	353,834	350,865	338,551
Store opening costs	2,959	3,657	5,670	3,192	3,041
Interest expense, net	2,744	3,011	3,821	3,875	4,388

Income before income tax	26,805	60,380	47,275	58,892	45,827
Income tax expense	10,163	22,201	16,315	21,252	17,106

Net income	$16,642	$38,179	$30,960	$37,640	$28,721
Adjusted net income (non-GAAP) (1)	$39,986	$46,295	$32,085	$37,640	$28,721

Basic earnings per common share	$0.51	$1.20	$0.93	$1.00	$0.76
Basic weighted average common shares
outstanding	32,034	31,278	33,021	37,656	38,029

Diluted earnings per common share	$0.51	$1.19	$0.92	$0.99	$0.75
Adjusted diluted earnings per common share (1)	1.22	1.44	0.95	0.99	0.75
Diluted weighted average common shares
outstanding	32,311	31,600	33,278	38,010	38,413

Margin and other data:
Gross profit margin	26.4%	27.9%	27.2%	28.3%	27.4%
Selling, general and administrative expense rate	24.4%	23.9%	23.4%	23.9%	23.6%
Capital expenditures	$61,263	$49,489	$45,731	$36,990	$42,707
Construction allowances from landlords	4,162	4,193	4,499	5,476	3,875
Stock repurchases	33,748	387	110,919	31,976	1,327
Cash dividends per share	0.48	0.38	0.33	0.25	0.20

Store data:
Comparable store sales growth (decline) (2)	(1.5)%	5.7%	0.5%	0.2%	(7.9)%
Store openings	29	56	37	33	28
Store closings	10	5	10	5	9
Number of stores open at end of period	883	864	813	786	758
Total selling area square footage at end of period	15,799	15,633	15,063	14,681	14,077

	February 1,	February 2,	January 28,	January 29,	January 30,
	2014	2013	2012	2011	2010
Balance sheet data:
Working capital	$293,995	$259,260	$213,700	$262,100	$244,153
Total assets	810,837	794,871	735,339	796,084	800,431
Debt obligations	63,225	12,329	49,503	38,492	51,218
Stockholders' equity	454,444	464,870	412,706	489,509	476,046

(1)	See Non-GAAP Financial Measures following below for additional information and reconciliation to the most directly comparable U.S. GAAP financial measure.

(2)
The Company follows the retail reporting calendar, which included an extra week of sales in the fourth quarter of 2012. However, many retailers report comparable store sales on a shifted calendar, which excludes the first week of the 2012 fiscal year rather than the fifty-third week. On this shifted basis, comparable store sales decreased 1.1% for 2013.

Non-GAAP Financial Measures

The following supplemental information presents the results of operations for 2013, 2012 and 2011 on a basis in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and on a non-U.S. GAAP basis to show earnings with and without charges associated with the South Hill Consolidation, the Steele's results of operations and the former Chief Executive Officer's resignation. Management believes this supplemental financial information enhances an investor's understanding of the Company's financial performance as it excludes those items which impact comparability of operating trends.  The non-U.S. GAAP financial information should not be considered in isolation or viewed as a substitute for net income, cash flow from operations or other measures of performance as defined by U.S. GAAP.  Moreover, the inclusion of non-U.S. GAAP financial information as used herein is not necessarily comparable to other similarly titled measures of other companies due to the potential inconsistencies in the method of presentation and items considered.  The following tables set forth the supplemental financial information and the reconciliation of U.S. GAAP disclosures to non-U.S. GAAP financial metrics (in thousands, except diluted earnings per share):

	Fiscal Year
	2013	2012		2011
Net income
On a U.S. GAAP basis	$16,642	$38,179		$30,960
South Hill Consolidation related charges, net of tax of $9,019 and $1,330, respectively	14,770	2,288		—
Steele's impairment charge, net of tax of $2,772	4,538	—		—
Steele's operating results, net of tax of $2,465, $2,173 and $593, respectively	4,036	3,736		1,125
Former Chief Executive Officer resignation related charges, net of tax of $1,216	—	2,092		—
On a non-U.S. GAAP basis	$39,986	$46,295		$32,085

Diluted earnings per share:
On a U.S. GAAP basis	$0.51	$1.19		$0.92
South Hill Consolidation related charges	0.45	0.07		—
Steele's impairment charge	0.14	—		—
Steele's operating results	0.12	0.12		0.03
Former Chief Executive Officer resignation related charges	—	0.07		—
On a non-U.S. GAAP basis	$1.22	$1.44	(1)	$0.95
(1) EPS does not foot due to rounding.

ITEM 7.                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The results of operations for fiscal years 2013 and 2011 are based on 52-week periods and for fiscal year 2012 is based on a 53-week period.

Executive Summary

Stage Stores, Inc. (the "Company" or "Stage Stores") is a Houston, Texas-based specialty department store retailer, which operates under the Bealls, Goody's, Palais Royal, Peebles and Stage nameplates. The Company offers moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family. As of February 1, 2014 the Company also operated an off-price concept under the Steele's nameplate, that was sold on March 7, 2014. The Company also offers its merchandise direct-to-consumer through its eCommerce website and Send program. The eCommerce website features similar merchandise to that found in the Company's stores as well as merchandise which is available only on-line. The Send program allows customers to have merchandise shipped directly to their homes from another store if their size or color is not available in a local store.

The Company's principal focus is on consumers in small and mid-sized markets which the Company believes are under-served and less competitive. In those small town markets where it operates a department store and an off-price store, the Company targets a different customer for each store and, therefore, believes that customer overlap between the two formats is minimal. As of February 1, 2014, the Company operated 883 stores located in 40 states, including 35 Steele's stores.

Fiscal 2013

The Company made progress on a number of its key initiatives during the 2013 fiscal year. The Company completed the consolidation of its South Hill operations (the "South Hill Consolidation"), which was announced on February 11, 2013. The South Hill Consolidation is expected to increase productivity, create synergies, strengthen collaboration, enhance the Company's purchasing power, provide for a consistent message to customers and accelerate sales growth. The consolidation is also expected to result in annual savings of approximately $5 million. In addition, as part of ongoing efforts to become more productive and improve profitability, the Company implemented an expense reduction program in early November. These cost cutting measures, which included the elimination of approximately 50 corporate positions, are expected to yield an additional annual savings of approximately $5 million.

Growing the cosmetics line of business through the installation of additional Estee Lauder and Clinique counters, opening new stores and expanding existing stores, improving the appearance of its stores and enhancing the eCommerce shopping experience through increased product selections and investments in technology continue to be among the Company's top priorities. During 2013, the Company installed 35 new Estee Lauder and 37 new Clinique counters. New prototype fixture packages were rolled out to some of the Company's largest department stores in 2013, outfitting more than 80 department stores. In addition, the Company opened 28 new department stores and one Steele's store during 2013.

Since launching its eCommerce website in 2010, the Company has made growing its Direct-to-Consumer business a high priority. Direct-to-Consumer sales were $30.0 million in 2013, compared to $23.0 million in 2012. The Company completed the replatforming of its eCommerce website at the beginning of the fourth quarter of 2013 in time for the holiday season, which contributed to a 31% increase in direct-to-consumer sales in 2013.

In early November 2012, the Company launched a new customer loyalty program, which provides significantly enhanced benefits and incentives exclusively for its private label credit card holders. The launch was accompanied by the issuance of new credit cards to more than two million customers. The Company's goal in taking these actions was to increase both sales and the penetration rate for its private label credit card. The penetration rate for its private label credit card increased by 290 basis points in 2013.

Fiscal 2014 Outlook and Trends

The Company's strategy in 2014 will be focused on building on its 2013 achievements and pursuing further growth in sales, operating margin and earnings.  In 2014, the Company plans to exploit opportunities in areas such as new store growth, merchandising, marketing, seasonal events, direct-to-consumer, the in-store experience, particularly visual merchandising, and information systems.  The Company plans on opening, expanding or relocating 40 to 50 stores, introducing additional high profile brands, rolling out more cosmetic counters, and leveraging its eCommerce platform to accelerate the growth of the direct-to-consumer business. Additionally, the Company will continue its commitment to providing superior customer service and compelling merchandise assortments within existing product categories in an effort to grow the Company's share of business with its core customers and improve the in-store shopping experience while continuing to maintain strong control over inventories and expenses.

In the first quarter of 2014, the Company made the decision to divest the Steele's stores in order to focus all of its attention on its core department store business. On March 7, 2014, the Company completed the sale of its Steele's off-price operations.

The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements included elsewhere herein.

Results of Operations

The results of operations for fiscal years 2013 and 2011 are based on 52-week periods and fiscal year 2012 is based on a 53-week period.

The following table sets forth the results of operations as a percent of sales for the periods indicated:

	Fiscal Year (1)
	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of sales and related buying, occupancy and distribution expenses	73.6	72.1	72.8

Gross profit	26.4	27.9	27.2
Selling, general and administrative expenses	24.4	23.9	23.4
Store opening costs	0.2	0.2	0.4
Interest expense, net	0.2	0.2	0.3

Income before income tax	1.6	3.7	3.1
Income tax expense	0.6	1.3	1.1

Net income	1.0%	2.3%	2.0%

(1)  Percentages may not foot due to rounding.

2013 Compared to 2012

Sales for 2013 decreased 0.7% to $1,633.6 million from $1,645.8 million for 2012. Periods of unseasonable and severe weather, an intense promotional environment and weakness in the overall apparel market negatively impacted sales in 2013 compared to 2012. Comparable store sales, which are sales in stores that are open for at least 14 full months prior to the reporting period, including eCommerce sales, decreased by 1.5% in 2013. However, many retailers report comparable store sales on a shifted calendar, which excludes the first week of 2012 rather than the fifty-third week. On this shifted basis, comparable store sales for 2013 decreased 1.1%. This compares to a 5.7% increase in comparable store sales in 2012. Excluding eCommerce sales, comparable store sales decreased 2.0% in 2013 as compared to a 5.2% increase in 2012. The 1.5% decrease in comparable store sales for 2013 reflects a combination of a 1.3% increase in the number of transactions, a decrease of 3.3% in average unit retail and an increase of 0.3% in units per transaction.

Comparable store sales increase (decrease) by quarter is presented below:

	Fiscal Year
	2013	2012
1st Quarter	0.7%	2.5%
2nd Quarter	1.7	5.4
3rd Quarter	(4.6)	8.1
4th Quarter	(3.4)	6.6
Total Year	(1.5)%	5.7

On a merchandise category basis, cosmetics, footwear, home and gifts, men's, women's sportswear, and children's all outperformed the Company's comparable store sales average. Cosmetics had the strongest comparable store sales increases, driven by the installation of additional Estee Lauder and Clinique counters, as 35 new Estee Lauder and 37 new Clinique counters were opened during 2013. Footwear was driven by sales of key brands such as Sperry, Nike, and Skechers. Home and gifts benefited from new product launches such as Keurig and Cuisinart. The Company also continues to focus on sales growth through the introduction of new product offerings and the expansion of existing sought-after brand names.

On a market population basis, utilizing a ten-mile radius from each store, the larger market stores outperformed the smaller markets. The Company's higher-density markets (populations greater than 150,000) had a comparable store sales increase of 0.5%, while the mid-sized (populations of 50,000 to 150,000) and smaller market stores (populations less than 50,000) experienced a comparable store sales decrease of 0.9% and 2.7%, respectively. Geographically, the South Central, Southwest, and Northwest regions performed better than Company average. The Company has also benefited from additional market share gains in the rural markets where it competes directly with J.C. Penney stores.

The following is a summary of the changes in the components of cost of sales between 2013 and 2012, expressed as a percent of sales:

Increase in the Components of Cost of Sales
Merchandise cost of sales rate	0.9%
Buying, occupancy and distribution expenses rate	0.6
Cost of sales rate	1.5%

Gross profit in 2013 was $430.8 million, a decrease of 6.3% from $459.8 million in 2012.  Gross profit, as a percent of sales, decreased to 26.4% in 2013 from 27.9% in 2012. The 1.5% decline in the gross profit rate reflects a 0.9% increase in the merchandise cost of sales rate and a 0.6% increase in the buying, occupancy and distribution expenses rate. Merchandise cost of sales for 2013 includes approximately $12.5 million, or approximately 0.8% of sales, related to the South Hill Consolidation due to inventory liquidation costs associated with discontinued vendors and merchandise and advertising allowances deferred in inventory. The increase in buying, occupancy and distribution expenses rate is a result of higher store occupancy costs and deleveraging from lower sales in 2013 compared to 2012. Buying, occupancy and distribution expenses also include $7.3 million of impairment charges related to Steele's in 2013.

Selling, general and administrative ("SG&A") expenses in 2013 increased $5.6 million to $398.3 million from $392.7 million in 2012.  As a percent of sales, SG&A expenses increased to 24.4% in 2013 from 23.9% in 2012. The increase in SG&A expenses reflects charges of approximately $11.3 million incurred in 2013 related to the South Hill Consolidation, while 2012 included $3.3 million of charges associated with the resignation of the Company's former Chief Executive Officer and $1.1 million associated with the South Hill Consolidation. In addition, the increase in 2013 also reflects incremental costs to operate 19 net additional stores and higher medical insurance costs resulting from several large claims as compared to 2012. These higher costs were partially offset by higher credit income associated with the Company's private label credit card portfolio and lower incentive compensation costs.

Store opening costs in 2013 were $3.0 million, which included costs related to the opening of 29 new stores and the relocation of 3 stores. In 2012, the Company incurred $3.7 million, which included costs related to the opening of 56 new stores and the relocation of 6 stores. Store opening costs are expensed as incurred and include costs of stores opening in future quarters.

Net interest expense was $2.7 million in 2013 and $3.0 million in 2012. Interest expense is primarily comprised of interest on borrowings under the Revolving Credit Facility (see "Liquidity and Capital Resources"), related letters of credit and commitment fees, amortization of debt issuance costs, interest on finance lease obligations and equipment financing notes. The decrease in interest expense is primarily due to the reduced amount of long-term debt obligations, as the Company paid off its equipment financing notes in the second quarter of 2012, which is offset by increased borrowings on the Revolving Credit Facility.

The Company's effective tax rate in 2013 was 37.9%, resulting in tax expense of $10.2 million. This compares to income tax expense of $22.2 million in 2012 at an effective rate of 36.8%. The 2013 rate increased due to the recording of a $0.5 million reserve related to an uncertain tax position.

As a result of the foregoing, the Company had net income of $16.6 million for 2013 as compared to net income of $38.2 million for 2012. The inclusion of the 53rd week in 2012 did not have a material impact on the results of operations.

2012 Compared to 2011

Sales for 2012 increased 8.9% to $1,645.8 million from $1,511.9 million for 2011.  The sales increase was driven by the strength of the Company's comparable stores and new stores.  Comparable store sales, which are sales in stores that are open for at least 14 full months prior to the reporting period, including eCommerce sales, increased by 5.7% in 2012.  This compares to a 0.5% increase in comparable store sales in 2011. Excluding eCommerce sales, comparable store sales increased 5.2% in 2012 as compared to flat sales in 2011. In 2012, comparable stores sales increased $84.6 million, while non-comparable store sales increased $33.0 million, driven by the net increase of 51 additional stores. Sales during the 53rd week of 2012 accounted for $16.3 million of the increase, or 1.1%.  The 5.7% increase in comparable store sales for 2012 reflects a combination of a 1.1% increase in the number of transactions, an increase of 3.1% in average unit retail and an increase of 1.4% in units per transaction.

Comparable store sales increase (decrease) by quarter is presented below:

	Fiscal Year
	2012	2011
1st Quarter	2.5%	0.2%
2nd Quarter	5.4	0.9
3rd Quarter	8.1	(0.6)
4th Quarter	6.6	1.3
Total Year	5.7	0.5

On a merchandise category basis, the Company experienced comparable store sales increases in almost every merchandise category during 2012, with home & gifts, footwear, cosmetics, missy sportswear, junior sportswear, and special sizes exceeding the Company average. The Company continued to grow its cosmetics line of business through the installation of Estee Lauder and Clinique counters, as 11 new Estee Lauder and 8 new Clinique counters were opened during 2012, which raised the total number of stores with cosmetic treatment counters to 231. Home & gifts, which had the largest comparable increase, benefited from an expanded assortment.  Sales also benefited from increased offerings across all merchandise categories of national brand name merchandise as new brand names were added and sought-after existing brands were expanded. Lastly, the Company made strategic investments in inventory in certain areas to take advantage of macro trends, such as the energy boom in west Texas and Pennsylvania, competitive situations, such as J.C. Penney stores, and brand enhancements in regions such as border stores, and invested in basic items such as socks, underwear and jeans to improve in-stock status.

On a market population basis, utilizing a ten-mile radius from each store, all market areas experienced an increase in comparable store sales in 2012.  The Company's small market stores (populations less than 50,000) achieved a comparable store sales increase of 4.7%, while the Company's mid-sized (populations of 50,000 to 150,000) and higher-density markets (populations greater than 150,000) achieved comparable store sales increases of 7.4% and 7.5%, respectively.  Geographically, all regions except for the Southeast experienced comparable store sales increases in 2012.  The Southeast region, which was the Company's best performing region in 2011 due to the rebranded Goody's stores, was negatively impacted by the anniversary of the Goody's rebrands.  The Company has also benefited from additional market share gains in the rural markets where it competes directly with J.C. Penney stores.

The following is a summary of the changes in the components of cost of sales between 2012 and 2011, expressed as a percent of sales:

Decrease in the Components of Cost of Sales

Merchandise cost of sales rate	(0.2)%
Buying, occupancy and distribution expenses rate	(0.5)
Cost of sales rate	(0.7)%

Gross profit in 2012 was $459.8 million, an increase of 12.0% from $410.6 million in 2011.  Gross profit, as a percent of sales, increased to 27.9% in 2012 from 27.2% in 2011. The 0.7% improvement in the gross profit rate reflects a 0.2% decrease in the merchandise cost of sales rate and a 0.5% decrease in the buying, occupancy and distribution expenses rate. The decrease in merchandise cost of sales rate is primarily a result of lower markdowns in 2012 compared to 2011.  The decrease in buying, occupancy and distribution expenses rate was mainly due to improved leverage from higher sales in 2012 as compared to 2011.  Cost of sales for 2012 includes $1.6 million in expenses and approximately $1.0 million in inventory markdowns related to the South Hill Consolidation.

Selling, general and administrative ("SG&A") expenses in 2012 increased $38.9 million to $392.7 million from $353.8 million in 2011.  As a percent of sales, SG&A expenses increased to 23.9% in 2012 from 23.4% in 2011. SG&A expenses in 2012 include one-time charges of approximately $3.3 million incurred in 2012 associated with the resignation of the Company's former Chief Executive Officer and $1.1 million in expense related to the South Hill Consolidation.  The increase in 2012 also reflects incremental costs to operate 51 net additional stores, higher expenses related to the eCommerce and Steele's initiatives and higher incentive compensation costs of $17.1 million due to the Company's better results during 2012. These higher costs were partially offset by higher credit income of $12.2 million associated with the Company's private label credit card portfolio.

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

Net interest expense was $3.0 million in 2012 and $3.8 million in 2011.  Interest expense is primarily comprised of interest on borrowings under the Revolving Credit Facility (see "Liquidity and Capital Resources"), related letters of credit and commitment fees, amortization of debt issuance costs, interest on finance lease obligations and equipment financing notes.  The decrease in interest expense is primarily due to the reduced amount of long-term debt obligations, as the Company paid off its equipment financing notes in the 2012 second quarter.

The Company's effective tax rate in 2012 was 36.8%, resulting in tax expense of $22.2 million. This compares to income tax expense of $16.3 million in 2011 at an effective rate of 34.5%.  2011 benefited from discreet tax benefit items which were principally related to prior years' domestic production activities and employment tax credits.

As a result of the foregoing, the Company had net income of $38.2 million for 2012 as compared to net income of 31.0 million for 2011. The inclusion of the 53rd week in 2012 did not have a material impact on the results of operations.

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

The following table shows quarterly information (unaudited) for the Company (in thousands, except per share amounts):

	Fiscal Year 2013
	Q1	Q2	Q3	Q4
Net sales	$378,637	$395,331	$360,177	$499,411
Gross profit	90,216	115,469	83,092	142,025
Net income (loss)	(6,856)	9,607	(10,971)	24,862
Adjusted net income (loss) (non-GAAP) (1)	(126)	14,936	$(7,021)	32,197

Basic earnings (loss) per common share	$(0.21)	$0.29	$(0.34)	$0.79
Diluted earnings (loss) per common share	(0.21)	0.29	(0.34)	0.78
Adjusted diluted earnings (loss) per common share (1)	—	0.45	$(0.22)	1.01

Basic weighted average shares	32,306	32,762	31,854	31,215
Diluted weighted average shares	32,306	33,073	31,854	31,438

	Fiscal Year 2012
	Q1	Q2	Q3	Q4
Net sales	$365,694	$381,624	$370,583	$527,899
Gross profit	98,839	115,174	79,864	170,898
Net income (loss)	(418)	11,662	(8,858)	35,793
Adjusted net income (loss) (non-GAAP) (1)	2,249	12,445	(6,267)	37,868

Basic earnings (loss) per common share	$(0.01)	$0.37	$(0.28)	$1.10
Diluted earnings (loss) per common share	(0.01)	0.37	(0.28)	1.09
Adjusted diluted earnings (loss) per common share (1)	0.07	0.39	(0.20)	1.15

Basic weighted average shares	30,536	31,010	31,558	31,957
Diluted weighted average shares	30,536	31,225	31,558	32,376

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

Key components of the Company's cash flows are summarized below (in thousands):

	Fiscal Year
	2013	2012	2011
Net cash provided by (used in):
Operating activities	$46,527	$75,981	$78,055
Investing activities	(61,236)	(49,439)	(45,318)
Financing activities	11,534	(27,226)	(103,465)

Operating Activities

During 2013, the Company generated $46.5 million in cash from operating activities.  Net income, adjusted for non-cash expenses, provided cash of approximately $95.9 million.  Changes in operating assets and liabilities used net cash of approximately $53.5 million, which included a $20.5 million increase in merchandise inventories, an increase in other assets of $6.4 million and a decrease in accounts payable and other liabilities of $26.7 million. Additionally, cash flows from operating activities included construction allowances from landlords of $4.2 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

During 2012, the Company generated $76.0 million in cash from operating activities.  Net income, adjusted for non-cash expenses, provided cash of approximately $106.3 million.  Changes in operating assets and liabilities used net cash of approximately $34.5 million, which included a $66.0 million increase in merchandise inventories primarily to support the higher number of stores open and strategic investments in 2012 to support various sales initiatives and an increase in other assets of $4.8 million partially offset by an increase in accounts payable and other liabilities of $36.2 million.  Additionally, cash flows from operating activities also included construction allowances from landlords amounting to $4.2 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

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

Investing Activities

Capital expenditures for 2013 were $61.3 million compared to $49.5 million in 2012 and $45.7 million in 2011.  The Company opened 29 new stores and relocated 3 stores in 2013.  In 2012, it opened 56 new stores and relocated 6 stores.  In 2011, it opened 37 new stores, reopened 2 fire-damaged stores, a flood-damaged store and a snow damaged store, rebranded 148 stores and relocated 3 stores.  The Company received construction allowances from landlords of $4.2 million in 2013 to fund a portion of the capital expenditures related to store leasehold improvements in new and relocated stores, while $4.2 million and $4.5 million were received from landlords in 2012 and 2011, respectively.  These funds have been recorded as deferred rent credits in the balance sheet and are amortized as an offset to rent expense over the lease term commencing with the date the allowances were contractually earned.

Management currently estimates that capital expenditures in 2014, net of construction allowances to be received from landlords, will be approximately $60.0 million.  The expenditures will principally be for the opening of new stores, store expansions, relocations and remodels and investments in technology.

Financing Activities

On June 30, 2011, the Company entered into an Amended and Restated Credit Agreement for a $250.0 million senior secured revolving credit facility (the "Revolving Credit Facility") that matures on June 30, 2016.  The Revolving Credit Facility includes an uncommitted accordion feature to increase the size of the facility to $350.0 million.  The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures and other general corporate purposes. Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility. The daily interest rates under the Revolving Credit Facility are determined by a prime rate or LIBOR, plus an applicable margin, as set forth in the Revolving Credit Facility agreement. On July 24, 2013, the Revolving Credit Facility agreement was amended to lower the applicable margin rates by 0.25%. In addition, the amendment fixed the commitment fee at 0.25% for the remaining term of the Revolving Credit Facility. During 2013, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 1.82% and $57.6 million, respectively, as compared to 2.1% and $24.4 million in 2012.   The outstanding balance on the Company's Revolving Credit Facility was $55.4 million and $6.0 million as of February 1, 2014 and February 2, 2013, respectively.

The Company also issues letters of credit under the Revolving Credit Facility to support certain merchandise purchases and to collateralize retained risks and deductibles under various insurance programs.  At February 1, 2014, the Company had outstanding letters of credit totaling approximately $5.4 million. These letters of credit expire within twelve months of issuance. Excess borrowing availability under the Revolving Credit Facility at February 1, 2014, net of letters of credit outstanding, outstanding borrowings and accrued interest of $0.1 million, was $189.1 million.

The Revolving Credit Facility agreement contains covenants that, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions.  The Revolving Credit Facility agreement also contains a fixed charge coverage ratio covenant in the event excess availability is below a defined threshold or an event of default has occurred.  At February 1, 2014, the Company was in compliance with all of the financial covenants of the Revolving Credit Facility agreement and expects to continue to be in compliance in 2014.

During 2013, the Company financed approximately $2.2 million of capital expenditures, bearing interest of 2.1%, of which $1.5 million will be paid in 2014 and $0.7 million in 2015.

On April 8, 2013, the Company announced that its Board of Directors (the "Board") approved a 25% increase in the Company's quarterly cash dividend rate to $0.125 per share from the previous quarterly rate of $0.10 per share. The new quarterly rate of $0.125 per share was and is applicable to dividends declared by the Board beginning May 23, 2013. On February 21, 2014, the Company announced that the Board declared a quarterly cash dividend of $0.125 per share on the Company's common stock, payable on March 19, 2014, to shareholders of record at the close of business on March 4, 2014.

On March 7, 2011, the Board approved a Stock Repurchase Program (the "2011 Stock Repurchase Program") which authorized the Company to repurchase up to $200 million of its outstanding common stock. The 2011 Stock Repurchase Program will expire when the Company has repurchased $200 million of its outstanding common stock, unless terminated earlier by the Board. Through June 10, 2012, the Company repurchased approximately $100.1 million of its outstanding common stock under the 2011 Stock Repurchase Program. On June 11, 2012, the Company announced that its Board had chosen not to spend additional capital under the 2011 Stock Repurchase Program for the time being. In addition, the Board authorized the Company to repurchase shares of its outstanding common stock equal to the amount of proceeds and related tax benefits from the exercise of stock options, SARs and other equity grants. Under such authorization, the Company repurchased 1,626,037 shares of its common stock for approximately $31.4 million during 2013. Purchases of shares of the Company's common stock may be made from time to time, either on the open market or through privately negotiated transactions and are financed by the Company's existing cash, cash flow and other liquidity sources, as appropriate.

While there can be no assurances, management believes that there should be sufficient liquidity to cover both the Company's short-term and long-term funding needs.  The Company anticipates that it has adequate cash flows to cover its working capital needs, planned capital expenditures and debt service requirements for the next year and foreseeable future.

Contractual Obligations

The Company has numerous contractual commitments for purchases of merchandise inventories, services arising in the ordinary course of business, letters of credit, Revolving Credit Facility and other debt service and leases.  Presented below is a summary of the Company's contractual obligations as of February 1, 2014 (in thousands).  These items are discussed in further detail in Note 7 and Note 12 to the Consolidated Financial Statements.

		Payment Due by Period
Contractual Obligations	Total	Less Than One Year	1-3 Years	4-5 Years	More than 5 Years
Long-term debt obligations
Documentary letters of credit (1)	$1,157	$1,157	$—	$—	$—
Capital (finance) lease obligations
Finance lease obligations	5,584	859	2,017	2,154	554
Interest payments on finance lease obligations	1,536	487	715	308	26
Other long-term debt obligations (2)	2,246	1,495	751	—	—
Operating lease obligations
Office, property and equipment leases (3)	437,737	86,388	149,938	105,236	96,175
Purchase obligations (4)	21,177	16,017	4,512	648	—
Other long-term liabilities (5)	—	—	—	—	—
Total contractual obligations	$469,437	$106,403	$157,933	$108,346	$96,755

(1)
These documentary letters of credit support the importing of private label merchandise.  The Company also had outstanding stand-by letters of credit that totaled approximately $4.3 million at February 1, 2014 required to collateralize retained risks and deductibles under various insurance programs.  The estimated liability that will be paid in cash related to stand-by letters of credit supporting insurance programs is reflected in accrued expenses.  If the Company fails to make payments when due, the beneficiaries of letters of credit could make demand for payment under the letters of credit.

(2)	During 2013, the Company financed approximately $2.2 million of capital expenditures, bearing interest of 2.1%.

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

(5)
Other long-term liabilities consist of deferred rent, deferred compensation and pension liability (see Note 8 to the Consolidated Financial Statements).  Deferred rent of $49.4 million is included as a component of "operating lease obligations" in the contractual obligations table. Deferred compensation and pension liability are not included in the contractual obligations table as the timing of future payments is indeterminable.

In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise typically up to six months in advance of expected delivery.  These purchase orders do not contain any significant termination payments or other penalties if cancelled. As of February 1, 2014, the Company had outstanding purchase orders of $184.3 million.

The Company's funding policy is to make contributions to maintain the minimum funding requirements for its pension obligations in accordance with the Employee Retirement Income Security Act.  The Company may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover short-term liquidity needs of its defined benefit plan (the "Plan") in order to maintain current invested positions. The Company had no minimum contribution requirements for 2013 and contributed $0.1 million to the Plan in 2012. The Company expects to contribute approximately $0.3 million during 2014.
The Company has not included $0.5 million of current liabilities for unrecognized tax benefits and the related interest and penalties in the contractual obligations table because the timing of cash settlements is not reasonably estimable. It is reasonably possible that such tax positions may change within the next 12 months, primarily as a result of ongoing audits.

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
Intangible asset and impairment of intangible assets.  As a part of the acquisition of Peebles in 2003, the Company acquired the rights to the tradename and trademark (collectively the "Tradename") of "Peebles," which was identified as an indefinite life intangible.  The value of the Tradename was determined to be $14.9 million at the time of the Peebles acquisition.  Indefinite life intangible assets are not amortized but are tested for impairment annually or more frequently when indicators of impairment exist.  The Company completed its annual impairment test during the fourth quarter of 2013 and determined there was no impairment.
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

Gift card and merchandise credits liability.  Unredeemed gift cards and merchandise credits are recorded as a liability.  Gift card and merchandise credit breakage income ("breakage income") represents the balance of gift cards and merchandise credits for which the Company believes the likelihood of redemption is remote.  Breakage income is recognized based on usage or historical redemptions.  The Company's gift cards and merchandise credits are considered to be a large pool of homogeneous transactions.  The Company uses historical data to determine the breakage rate and objectively determines the estimated time period of actual redemptions.  The Company recognized approximately $1.0 million, $1.0 million and $0.8 million of breakage income in 2013, 2012 and 2011, respectively, which is included in the Consolidated Statements of Operations and Comprehensive Income as a reduction in selling, general and administrative expenses.

Customer Loyalty Program.  Customers who spend a required amount within a specified timeframe using the Company's private label credit card receive reward certificates which can be redeemed for merchandise.  The Company estimates the net cost of the rewards that will be issued and redeemed and records this cost as purchases toward reward certificates are accumulated. The cost of the loyalty rewards program benefit is recorded in cost of sales, given that the Company provides customers with merchandise for these awards.

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

Frozen defined benefit plan.  The Company maintains a frozen defined benefit plan.  The plan's obligations and related assets are presented in Note 14 to the Consolidated Financial Statements.  The plan's assets are invested in actively managed and indexed mutual funds of domestic and international equities and investment-grade corporate bonds and U.S. government securities. The plan's obligations and the annual pension expense are determined by independent actuaries using a number of assumptions. Key assumptions in measuring the plan's obligations include the discount rate applied to future benefit obligations and the estimated future return on plan assets.  At February 1, 2014, assumptions used were a weighted average discount rate of 4.8% and a weighted average long-term rate of return on the plan assets of 7.0%.

Recent Accounting Standards and Disclosures

In February 2013, the FASB issued ASU No. 2013-02, which amends ASC Topic 220, Comprehensive Income and requires that entities present information about reclassification adjustments from accumulated other comprehensive income in their interim and annual financial statements. The standard requires that entities present either on the face of the income statement or as a separate note to the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income. If a component is not required to be reclassified to net income in its entirety, entities are required to cross reference to the related footnote for additional information. For public companies, the standard was effective for fiscal years and interim periods beginning after December 15, 2012. The adoption of this guidance required changes solely in presentation, and therefore did not have a significant impact on the Company's condensed consolidated financial statements.

In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies the scope of transactions that are subject to the disclosures about offsetting and requires disclosure of information about the effect or potential effect of financial instrument netting arrangements on financial position. Entities are required to present both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. This guidance was effective for fiscal years beginning on or after January 1, 2013, and interim period within those annual periods. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements.
In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other, which amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets for impairment. The revised guidance permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The ASU was effective for impairment tests performed for fiscal years beginning after September 15, 2012. For its 2013 impairment testing, the Company performed a quantitative assessment and elected not to perform a qualitative assessment. The adoption of this ASU did not have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

ITEM 7A.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Borrowings under the Company's Revolving Credit Facility bear a floating rate of interest.  As of February 1, 2014, the outstanding borrowings under the Company's Revolving Credit Facility were $55.4 million.  On future borrowings, an increase in interest rates may have a negative impact on the Company's results of operations and cash flows.  The Company had average daily borrowings of $57.6 million bearing a weighted average interest rate of 1.82% during 2013.  A hypothetical 10% change from the weighted average interest rate would have a $0.1 million effect on the Company's 2013 annual results of operations and cash flows.

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

Management of the Company, with the participation of the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures and concluded that the Company's disclosure controls and procedures were effective as of February 1, 2014.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, the Company's management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company's management concluded that the Company's internal control over financial reporting was effective as of February 1, 2014.

Our independent registered public accounting firm, Deloitte & Touche LLP, with direct access to our Board of Directors through our Audit Committee, has audited the consolidated financial statements prepared by the Company and has issued an attestation report on the effectiveness of the Company's internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Management of the Company, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the internal control over financial reporting and concluded that no change in the Company's internal control over financial reporting occurred during the fourth quarter ended February 1, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.                          OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following information pertains to the executive officers of the Company as of March 26, 2014:

Name	Age	Position
Michael L. Glazer	65	President and Chief Executive Officer, Director
Steven P. Lawrence	46	Chief Merchandising Officer
Oded Shein	52	Executive Vice President, Chief Financial Officer
Ron D. Lucas	66	Executive Vice President, Human Resources
Steven L. Hunter	43	Executive Vice President, Chief Information Officer
Russell A. Lundy	51	Executive Vice President, Stores
Richard E. Stasyszen	53	Senior Vice President, Finance and Controller

Mr. Glazer joined the Company in April 2012 as President and Chief Executive Officer. He has served as a Director of the Company since August 2001. Mr. Glazer served as the President and CEO of Mattress Giant Corporation from October 2009 to April 2012.
Mr. Lawrence joined the Company in April 2012 as Chief Merchandising Officer. Prior to joining the Company, he spent 11 years with J.C. Penney, where he was most recently Co-Chief Merchant EVP GMM Men's, Kids & Home.  Prior to joining J.C. Penney, Mr. Lawrence spent 11 years at the former Foley's Department Stores, where he held various merchandising positions of increasing responsibility.
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
1.  Financial Statements:

See "Index to Consolidated Financial Statements of Stage Stores, Inc." on page F-1, the Report of Independent Registered Public Accounting Firm on page F-2, and the Financial Statements on pages F-3 to F-28, of this Form 10-K, all of which are incorporated herein by reference.

2.  Financial Statement Schedules:

All schedules are omitted because they are not applicable or not required or because the required information is shown in the Consolidated Financial Statements or Notes thereto on pages F-3 to F-28, which are incorporated herein by reference.

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

3.2
Amended and Restated By-Laws of Stage Stores, Inc. dated March 28, 2007 are incorporated by reference to Exhibit 3.3 to Stage Stores' Annual Report on Form 10-K (Commission File No. 1-14035) filed April 3, 2007.

4.1
Form of Common Stock Certificate of Stage Stores, Inc. is incorporated by reference to Exhibit 4.1 to Stage Stores' Registration Statement on Form 10 (Commission File No. 000-21011) filed October 29, 2001.

10.1
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

10.2
First Amendment to Amended and Restated Credit Agreement dated as of July 24, 2013 by and among Specialty Retailers, Inc., as Borrower, Stages Stores, Inc. and Specialty Retailers (TX) LLC, as Facility Guarantors, and Bank of America, N.A., as Agent, is incorporated by reference to Exhibit 10.2 to Stage Stores' Quarterly Report on Form 10-Q (Commission File No.1-14035) filed September 12, 2013.

10.3†
Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan effective June 3, 2004 is incorporated by reference to Exhibit 10.1 to Stage Stores' Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed September 6, 2012.

10. 4†
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

10. 22†
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

10.25†
Form of Shareholder Agreement for restricted stock (Director) under the Stage Stores, Inc. Amended and Restated 2003 Non-Employee Director Equity Compensation Plan is incorporated by reference to Exhibit 10.23 to Stage Stores' Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed September 6, 2012.

10.26†
Stage Stores, Inc. Nonqualified Deferred Compensation Plan, as Amended and Restated effective June 5, 2008 is incorporated by reference to Exhibit 4.4 to Stage Stores' Form S-8 (Commission File No. 333-151568) filed June 10, 2008.

10. 27#
Amended and Restated Private Label Credit Card Plan Agreement Between World Financial Network Bank (now Comenity Bank) and Stage Stores, Inc. and Specialty Retailers, Inc. dated as of August 8, 2012 is incorporated by reference to Exhibit 10.1 to Stage Stores' Amended Quarterly Report on Form 10-Q/A (Commission File No. 1-14035) filed March 7, 2013.

10.28#
Amendment No. One to Amended and Restated Private Label Credit Card Plan Agreement dated as of February 1, 2013, Between World Financial Network Bank (now Comenity Bank) and Stage Stores, Inc. and Specialty Retailers, Inc. is incorporated by reference to Exhibit 10.26 to Stage Stores' Annual Report on Form 10-K (Commission File No. 1-14035) filed April 3, 2013.

10.29†
Employment Agreement between Ed Record and Stage Stores, Inc. dated April 11, 2011 is incorporated by reference to Exhibit 10.3 to Stage Stores' Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed June 9, 2011.

10.30†
Employment Agreement between Oded Shein and Stage Stores, Inc. dated January 10, 2011 is incorporated by reference to Exhibit 10.4 of Stage Stores' Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed June 9, 2011.

10.31†
Employment Agreement between Steven Hunter and Stage Stores, Inc. dated April 11, 2011 is incorporated by reference to Exhibit 10.5 Stage Stores' Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed June 9, 2011.

10.32†
Employment Agreement between Ronald Lucas and Stage Stores, Inc. dated April 11, 2011 is incorporated by reference to Exhibit 10.6 to Stage Stores' Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed June 9, 2011.

10.33†
Employment Agreement between Michael Searles and Stage Stores, Inc. dated September 12, 2011 is incorporated by reference to Exhibit 10.1 to Stage Stores' Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed December 7, 2011.

10.34†
Separation Agreement between Michael Searles and Stage Stores, Inc. dated June 19, 2013 is incorporated by reference to Exhibit 10.1 to Stage Stores' Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed September 12, 2013.

10.35†
Employment Agreement between Michael L. Glazer and Stage Stores, Inc. dated June 12, 2012 is incorporated by reference to Exhibit 10.25 to Stage Stores' Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed September 6, 2012.

10.36†
Employment Agreement between Steven Lawrence and Stage Stores, Inc. dated July 23, 2012 is incorporated by reference to Exhibit 10.3 to Stage Stores' Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed June 13, 2013.

10.37†
Employment Agreement between Russ Lundy and Stage Stores, Inc. dated August 6, 2010 is incorporated by reference to Exhibit 10.2 to Stage Stores' Quarterly Report on Form 10-Q (Commission File No. 1-14035) filed June 13, 2013.

14	Code of Ethics for Senior Officers dated January 25, 2011 is incorporated by reference to Exhibit 14 to Stage Stores' Annual Report to Form 10-K (Commission File No. 1-14035) filed March 30, 2011.

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

101
The following materials from Stage Stores Inc.'s Annual Report on Form 10-K for the fiscal year ended February 1, 2014, formatted in XBRL (eXtensible Business Reporting Language) are filed electronically herewith: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders' Equity, and (v) Notes to Consolidated Financial Statements.

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

STAGE STORES, INC.

/s/ Michael L. Glazer	April 2, 2014
Michael L. Glazer
President and Chief Executive Officer
(Principal Executive Officer)

STAGE STORES, INC.

/s/ Oded Shein	April 2, 2014
Oded Shein
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

STAGE STORES, INC.

/s/ Richard E. Stasyszen	April 2, 2014
Richard E. Stasyszen
Senior Vice President, Finance and Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

*	Director	April 2, 2014	*		Director	April 2, 2014
Alan J. Barocas			Lisa R. Kranc

*	Director	April 2, 2014	*		Director	April 2, 2014
Diane M. Ellis			William J. Montgoris

/s/ Michael L. Glazer	Director	April 2, 2014	*		Director	April 2, 2014
Michael L. Glazer			C. Clayton Reasor

*	Director	April 2, 2014	*		Director	April 2, 2014
Gabrielle E. Greene			David Y. Schwartz

*	Director	April 2, 2014	*		Director	April 2, 2014
Earl J. Hesterberg			Ralph P. Scozzafava

(Constituting a majority of the Board of Directors)

				*By:	/s/ Oded Shein
Oded Shein
Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Stage Stores, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Stage Stores, Inc. and subsidiaries (the "Company") as of February 1, 2014 and February 2, 2013, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended February 1, 2014. We also have audited the Company's internal control over financial reporting as of February 1, 2014 based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting at Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stage Stores, Inc. and subsidiaries as of February 1, 2014 and February 2, 2013 and the results of their operations and their cash flows for each of the three years in the period ended February 1, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
April 2, 2014

Stage Stores, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	February 1, 2014	February 2, 2013
ASSETS
Cash and cash equivalents	$14,762	$17,937
Merchandise inventories, net	434,407	413,928
Prepaid expenses and other current assets	40,082	35,467
Total current assets	489,251	467,332

Property, equipment and leasehold improvements, net	282,534	290,701
Intangible asset	14,910	14,910
Other non-current assets, net	24,142	21,928
Total assets	$810,837	$794,871
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$125,707	$110,826
Income taxes payable	5,345	14,929
Current portion of debt obligations	2,354	744
Accrued expenses and other current liabilities	61,850	81,573
Total current liabilities	195,256	208,072

Long-term debt obligations	60,871	11,585
Deferred taxes	15,644	19,461
Other long-term liabilities	84,622	90,883
Total liabilities	356,393	330,001

Commitments and contingencies	—	—

Common stock, par value $0.01, 100,000 shares authorized, 31,222 and 32,014 shares issued, respectively	312	320
Additional paid-in capital	384,295	376,615
Less treasury stock - at cost, 0 and 0 shares, respectively	(967)	(701)
Accumulated other comprehensive loss	(4,616)	(6,135)
Retained earnings	75,420	94,771
Total stockholders' equity	454,444	464,870
Total liabilities and stockholders' equity	$810,837	$794,871

The accompanying notes are an integral part of these statements.

Stage Stores, Inc.
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except earnings per share)

	Fiscal Year
	2013	2012	2011
Net sales	$1,633,556	$1,645,800	$1,511,919
Cost of sales and related buying, occupancy and distribution expenses	1,202,754	1,186,025	1,101,319
Gross profit	430,802	459,775	410,600

Selling, general and administrative expenses	398,294	392,727	353,834
Store opening costs	2,959	3,657	5,670
Interest expense, net of income of $0, $0 and $24, respectively	2,744	3,011	3,821
Income before income tax	26,805	60,380	47,275
Income tax expense	10,163	22,201	16,315
Net income	$16,642	$38,179	$30,960

Other comprehensive income (loss):
Employee benefit related adjustment, net of tax of $683, ($992), ($1,289), respectively	$1,138	$(1,645)	$(2,186)
Amortization of employee benefit related costs net of tax of $229, $156, and $220, respectively	381	258	373
Total other comprehensive income (loss)	1,519	(1,387)	(1,813)
Comprehensive income	$18,161	$36,792	$29,147

Basic and diluted earnings per share data:

Basic earnings per share	$0.51	$1.20	$0.93
Basic weighted average shares outstanding	32,034	31,278	33,021

Diluted earnings per share	$0.51	$1.19	$0.92
Diluted weighted average shares outstanding	32,311	31,600	33,278

The accompanying notes are an integral part of these statements.

Stage Stores, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year
	2013	2012	2011
Cash flows from operating activities:
Net income	$16,642	$38,179	$30,960
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment of long-lived assets	69,925	60,426	61,680
Loss (gain) on retirements of property, equipment and leasehold improvements	860	454	(101)
Deferred income taxes	(808)	1,108	6,768
Tax benefit (deficiency) from stock-based compensation	1,761	(1,311)	738
Stock-based compensation expense	8,417	7,803	7,690
Amortization of debt issuance costs	279	417	347
Excess tax benefits from stock-based compensation	(2,076)	(1,024)	(1,339)
Deferred compensation obligation	266	(134)	134
Amortization of employee benefit related costs	610	414	592
Construction allowances from landlords	4,162	4,193	4,499
Other changes in operating assets and liabilities:
Increase in merchandise inventories	(20,479)	(65,984)	(22,443)
Increase in other assets	(6,375)	(4,802)	(4,369)
Increase (decrease) in accounts payable and other liabilities	(26,657)	36,242	(7,101)
Net cash provided by operating activities	46,527	75,981	78,055

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(61,263)	(49,489)	(45,731)
Proceeds from insurance and disposal of assets	27	50	413
Net cash used in investing activities	(61,236)	(49,439)	(45,318)

Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	494,885	357,910	238,800
Payments of revolving credit facility borrowings	(445,490)	(376,410)	(214,300)
Payments of long-term debt obligations	(744)	(18,674)	(13,489)
Payments of debt issuance costs	(128)	—	(1,149)
Repurchases of common stock	(31,367)	(61)	(109,985)
Payments for stock related compensation	(2,381)	(326)	(934)
Proceeds from issuance of equity awards	10,149	21,306	7,286
Excess tax benefits from stock-based compensation	2,076	1,024	1,339
Cash dividends paid	(15,466)	(11,995)	(11,033)
Net cash provided by (used in) financing activities	11,534	(27,226)	(103,465)

Net decrease in cash and cash equivalents	(3,175)	(684)	(70,728)

Cash and cash equivalents:
Beginning of period	17,937	18,621	89,349
End of period	$14,762	$17,937	$18,621

Supplemental disclosures including non-cash investing and financing activities:
Interest paid	$2,392	$2,679	$3,516
Income taxes paid	18,789	13,674	14,920
Unpaid liabilities for capital expenditures	4,918	5,176	3,887

The accompanying notes are an integral part of these statements.

Stage Stores, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands, except per share amounts)

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total
Balance, January 29, 2011	56,946	$569	$516,079	(20,508)	$(320,055)	$(2,935)	$295,851	$489,509

Net income	—	—	—	—	—	—	30,960	30,960
Other comprehensive loss	—	—	—	—	—	(1,813)	—	(1,813)
Dividends on common stock, $0.33 per share	—	—	—	—	—	—	(11,033)	(11,033)
Deferred compensation	—	—	134	—	(134)	—	—	—
Repurchases of common stock	—	—	—	(6,819)	(109,985)	—	—	(109,985)
Retirement of treasury stock	(27,327)	(273)	(181,907)	27,327	429,339	—	(247,159)	—
Issuance of equity awards, net	825	8	7,278	—	—	—	—	7,286
Tax withholdings paid for net settlement of stock awards	—	—	(800)	—	—	—	—	(800)
Stock-based compensation expense	—	—	7,690	—	—	—	—	7,690
Tax benefit from stock-based compensation	—	—	738	—	—	—	—	738
Recognition of pre-reorganization deferred tax assets	—	—	154	—	—	—	—	154
Balance, January 28, 2012	30,444	$304	$349,366	—	$(835)	$(4,748)	$68,619	$412,706

Net income	—	—	—	—	—	—	38,179	38,179
Other comprehensive loss	—	—	—	—	—	(1,387)	—	(1,387)
Dividends on common stock, $0.38 per share	—	—	—	—	—	—	(11,995)	(11,995)
Deferred compensation	—	—	(134)	—	134	—	—	—
Repurchases of common stock	—	—	—	(4)	(61)	—	—	(61)
Retirement of treasury stock	(4)	—	(29)	4	61	—	(32)	—
Issuance of equity awards, net	1,574	16	21,290	—	—	—	—	21,306
Tax withholdings paid for net settlement of stock awards	—	—	(460)	—	—	—	—	(460)
Stock-based compensation expense	—	—	7,803	—	—	—	—	7,803
Tax deficiency from stock-based compensation	—	—	(1,311)	—	—	—	—	(1,311)
Recognition of pre-reorganization deferred tax assets	—	—	90	—	—	—	—	90
Balance, February 2, 2013	32,014	$320	$376,615	—	$(701)	$(6,135)	$94,771	$464,870

Net income	—	—	—	—	—	—	16,642	16,642
Other comprehensive income	—	—	—	—	—	1,519	—	1,519
Dividends on common stock, $0.475 per share	—	—	—	—	—	—	(15,466)	(15,466)
Deferred compensation	—	—	266	—	(266)	—	—	—
Repurchases of common stock	—	—	—	(1,626)	(31,367)	—	—	(31,367)
Retirement of treasury stock	(1,626)	(16)	(10,824)	1,626	31,367		(20,527)	—
Issuance of equity awards, net	834	8	10,141	—	—	—	—	10,149
Tax withholdings paid for net settlement of stock awards	—	—	(2,115)	—	—	—	—	(2,115)
Stock-based compensation expense	—	—	8,417	—	—	—	—	8,417
Tax benefit from stock-based compensation	—	—	1,761	—	—	—	—	1,761
Recognition of pre-reorganization deferred tax assets	—	—	34	—	—	—	—	34
Balance, February 1, 2014	31,222	$312	$384,295	—	$(967)	$(4,616)	$75,420	$454,444
  The accompanying notes are an integral part of these statements.

Stage Stores, Inc.
Notes to Consolidated Financial Statements
NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of business:  Stage Stores, Inc. (the "Company" or "Stage Stores") is a Houston, Texas-based specialty department store retailer, which operates under the Bealls, Goody's, Palais Royal, Peebles and Stage nameplates. The Company offers moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family. As of February 1, 2014, the Company also operated an off-price concept under the Steele's nameplate, that was sold on March 7, 2014. See Note 16 for additional disclosures on the Steele's divestiture. As of February 1, 2014, the Company operated 883 stores located in 40 states, including 35 Steele's stores. The Company also offers its merchandise direct-to-consumer through its eCommerce website and Send program. The eCommerce website features similar, but broader, assortments of merchandise as that found in the Company's stores, as well as other products not carried in its stores. The Send program allows customers to have merchandise shipped directly to their homes from another store if their size or color is not available in a local store.

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

Fiscal year: References to a particular year are to the Company's fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year.  For example, a reference to "2011" is a reference to the fiscal year ended January 28, 2012, "2012" is a reference to the fiscal year ended February 2, 2013 and "2013" is a reference to the fiscal year ended February 1, 2014. 2011 and 2013 consisted of 52 weeks, while 2012 consisted of 53 weeks.

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

Vendor allowances. The Company receives consideration from its merchandise vendors in the form of allowances and reimbursements.  Given the promotional nature of the Company's business, the allowances are generally intended to offset the Company's costs of handling, promoting, advertising and selling the vendors' products in its stores.  Vendor allowances related to the purchase of inventory are recorded as a reduction to the cost of inventory until sold.  Vendor allowances are recognized as a reduction of cost of goods sold or the related selling expense when the purpose for which the vendor funds were intended to be used has been fulfilled and amounts have been authorized by vendors.  As part of the Company's South Hill merchandising consolidation, the Company changed the method of collecting advertising allowances from its vendors resulting in a reduction in the amount of these allowances considered as a reimbursement for specific, incremental, identifiable costs incurred to sell vendors' products. Accordingly, beginning in 2013, the majority of advertising allowances are now recorded as a reduction to the cost of merchandise purchases.

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

Buildings & improvements	20
Store and office fixtures and equipment	5	-	10
Warehouse equipment	5	-	15
Leasehold improvements - stores	5	-	15
Leasehold improvements - corporate office	10	-	20

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

Intangible asset and impairment of intangible assets:  As a part of the acquisition of Peebles in 2003, the Company acquired the rights to the tradename and trademark (collectively the "Tradename") of "Peebles," which was identified as an indefinite life intangible.  The value of the Tradename was determined to be $14.9 million at the time of the Peebles acquisition.  Indefinite life intangible assets are not amortized but are tested for impairment annually or more frequently when indicators of impairment exist.  The Company completed its annual impairment test during the fourth quarter of 2013 and determined there was no impairment.

Insurance recoveries:  The Company incurred casualty losses during 2013, 2012 and 2011. The Company received total insurance proceeds of $0.7 million, $0.1 million and $1.7 million during 2013, 2012 and 2011, respectively, and recognized a net gain of $0.2 million in 2013, a net loss of $0.5 million in 2012 and a net gain of $0.4 million in 2011, which are included in the Consolidated Statements of Operations and Comprehensive Income as selling, general and administrative expenses.

Debt issuance costs:  Debt issuance costs are accounted for as a deferred charge and amortized on a straight-line basis over the term of the related financing agreement.  The balance of debt issuance costs, net of accumulated amortization of $0.7 million and $0.4 million, is $0.7 million and $0.9 million at February 1, 2014 and February 2, 2013, respectively.

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

Gift card and merchandise credit liability:  Unredeemed gift cards and merchandise credits are recorded as a liability.  Gift card and merchandise credit breakage income ("breakage income") represents the balance of gift cards and merchandise credits for which the Company believes the likelihood of redemption is remote.  Breakage income is recognized based on usage or historical redemptions.  The Company's gift cards and merchandise credits are considered to be a large pool of homogeneous transactions.  The Company uses historical data to determine the breakage rate and objectively determines the estimated time period of actual redemptions. The Company recognized approximately $1.0 million, $1.0 million and $0.8 million of breakage

Stage Stores, Inc.
Notes to Consolidated Financial Statements– (continued)

income in 2013, 2012 and 2011, respectively, which is included in the Consolidated Statements of Operations and Comprehensive Income as a reduction in selling, general and administrative expenses.

Customer Loyalty Program:  Customers who spend a required amount within a specified timeframe using the Company's private label credit card receive reward certificates which can be redeemed for merchandise.  The Company estimates the net cost of the rewards that will be issued and redeemed and records this cost as purchases toward reward certificates are accumulated. The cost of the loyalty rewards program benefit is recorded in cost of sales, given that the Company provides customers with merchandise for these awards.

Store opening expenses:  Costs related to the opening of new stores and the rebranding of current stores to a new nameplate are expensed as incurred.  Store opening expenses include the rent accrued during the rent holiday period on new and relocated stores.

Advertising expenses:  Advertising costs are charged to operations when the related advertising first takes place.  Advertising costs were $94.2 million, $74.7 million and $64.7 million, for 2013, 2012 and 2011, respectively, which are net of advertising allowances received from vendors of $5.2 million, $17.1 million and $16.9 million, respectively.

Rent expense:  The Company records rent expense on a straight-line basis over the lease term, including the build out period, and where appropriate, applicable available lease renewal option periods.  The difference between the payment and expense in any period is recorded as deferred rent in other long-term liabilities in the Consolidated Balance Sheets.  The Company records construction allowances from landlords when contractually earned as a deferred rent credit in other long-term liabilities.  Such deferred rent credit is amortized over the related term of the lease, commencing the date the Company contractually earned the construction allowance, as a reduction of rent expense.  The deferred rent credit was $49.4 million and $54.1 million as of February 1, 2014 and February 2, 2013, respectively.

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

Earnings per share: Basic earnings per share is computed using the weighted average number of common shares outstanding during the measurement period.  Diluted earnings per share is computed using the weighted average number of common shares as well as all potentially dilutive common share equivalents outstanding during the measurement period.  Stock options, stock appreciation rights ("SARs") and non-vested stock grants were the only potentially dilutive share equivalents the Company had outstanding at February 1, 2014.

The Company has issued non-vested stock grants that contain non-forfeitable rights to dividends. Under Accounting Standards Codification ("ASC") 260-10, Earnings Per Share, non-vested stock grants that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the calculation of basic and diluted earnings per share pursuant to the two-class method.  The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. See Note 3 for additional disclosures regarding earnings per share.

      Recent accounting standards: In February 2013, the FASB issued ASU No. 2013-02, which amends ASC Topic 220, Comprehensive Income and requires that entities present information about reclassification adjustments from accumulated other comprehensive income in their interim and annual financial statements. The standard requires that entities present either on the face of the income statement or as a separate note to the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income. If a component is not required to be reclassified to net income in its entirety, entities are required to cross reference to the related footnote for additional information. For public companies, the

Stage Stores, Inc.
Notes to Consolidated Financial Statements– (continued)

standard was effective for fiscal years and interim periods beginning after December 15, 2012. The adoption of this guidance required changes solely in presentation, and therefore did not have a significant impact on the Company's condensed consolidated financial statements.

In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies the scope of transactions that are subject to the disclosures about offsetting and requires disclosure of information about the effect or potential effect of financial instrument netting arrangements on financial position. Entities are required to present both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. This guidance was effective for fiscal years beginning on or after January 1, 2013, and interim period within those annual periods. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements.
In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other, which amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets for impairment. The revised guidance permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The ASU was effective for impairment tests performed for fiscal years beginning after September 15, 2012. For its 2013 impairment testing, the Company performed a quantitative assessment and elected not to perform a qualitative assessment. The adoption of this ASU did not have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

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
Total expenses in 2013 associated with the South Hill Consolidation, which was completed in 2013, were $11.3 million, of which $1.4 million remained unpaid and is included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet as of February 1, 2014. The costs, which were primarily for severance and transitional payroll and related benefits, recruiting and relocation costs, and visual presentation supplies and other, were recorded in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income. The Company incurred and paid $2.7 million in 2012 primarily for transitional payroll and related benefits, recruiting and relocation costs, and property and equipment impairment. Merchandise cost of sales for 2013 also includes approximately $12.5 million related to the South Hill Consolidation due to inventory liquidation costs associated with discontinued vendors and merchandise and advertising allowances deferred in inventory.
During 2013, the Company committed to a plan to sell the building which housed its former South Hill operations and expects to complete the sale within one year. Accordingly, the disposal group with a carrying value of $0.6 million has been reclassified as held for sale and included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet as of February 1, 2014.

NOTE 3- EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding during the measurement period.  Diluted earnings per share is computed using the weighted average number of common shares as well as all potentially dilutive common share equivalents outstanding during the measurement period.

Under Accounting Standards Codification ("ASC") 260-10, Earnings Per Share, non-vested stock grants that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the calculation of basic and diluted earnings per share pursuant to the two-class method.  The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings.  Earnings per share ("EPS") has been calculated under the two-class method.

Stage Stores, Inc.
Notes to Consolidated Financial Statements– (continued)

The following tables show the computation of basic and diluted earnings per share for each period (in thousands, except per share amounts):

	Fiscal Year
	2013	2012	2011
Basic EPS:
Net Income	$16,642	$38,179	$30,960
Less: Allocation of earnings to participating securities	(232)	(541)	(375)
Net income allocated to common shares	16,410	37,638	30,585

Basic weighted average shares outstanding	32,034	31,278	33,021
Basic EPS	$0.51	$1.20	$0.93

	Fiscal Year
	2013	2012	2011
Diluted EPS:
Net Income	$16,642	$38,179	$30,960
Less: Allocation of earnings to participating securities	(232)	(537)	(373)
Net income allocated to common shares	16,410	37,642	30,587

Basic weighted average shares outstanding	32,034	31,278	33,021
Add: Dilutive effect of stock awards	277	322	257
Diluted weighted average shares outstanding	32,311	31,600	33,278
Diluted EPS	$0.51	$1.19	$0.92

The following table illustrates the number of stock options and SARs that were outstanding, but not included in the computation of diluted earnings per share because the exercise price of the stock options and SARs was greater than the average market price of the Company's common shares (in thousands):

	Fiscal Year
	2013	2012	2011
Number of anti-dilutive stock options and SARs outstanding	414	329	1,910

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

The following tables present the Company's financial assets and liabilities measured at fair value on a recurring basis in the Consolidated Balance Sheets (in thousands):

	February 1, 2014
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (1)(2)	$21,023	$21,023	$—	$—
Accrued expenses and other current liabilities:
Deferred non-employee director equity compensation plan liability (2)	$226	$226	$—	$—

	February 2, 2013
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (1)(2)	$18,498	$18,498	$—	$—
Accrued expenses and other current liabilities:
Deferred non-employee director equity compensation plan liability (2)	$253	$253	$—	$—

(1)	The Company has recorded in other long-term liabilities amounts related to these assets for the amount due to participants corresponding in value to the securities held in the grantor trust.

Stage Stores, Inc.
Notes to Consolidated Financial Statements– (continued)

(2)
Using the market approach, the fair values of these items represent quoted market prices multiplied by the quantities held. Net gains and losses related to the changes in fair value in the assets and liabilities under the various deferred compensation plans are recorded in selling, general and administrative expenses and were nil during 2013 and 2012.

The following table shows the Company's nonfinancial assets measured at fair value on a nonrecurring basis in the Consolidated Balance Sheets (in thousands):

	February 1, 2014
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Store property, equipment and leasehold improvements (3)	$4,562	$—	$—	$4,562

	February 2, 2013
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Store property, equipment and leasehold improvements (3)	$3,024	$—	$—	$3,024

(3)
In accordance with ASC No. 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, using an undiscounted cash flow model, the Company identified certain stores whose cash flow trends indicated that the carrying value of store property, equipment and leasehold improvements may not be fully recoverable and determined that impairment charges were necessary for 2013.  The Company uses a discounted cash flow model to determine the fair value of its impaired assets. Key assumptions in determining future cash flows include, among other things, expected future operating performance and changes in economic conditions.  Long-lived assets with a carrying amount of $12.6 million in 2013 and $4.0 million in 2012 were written down to their estimated fair value of $4.6 million in 2013 and $3.0 million in 2012, resulting in impairment charges of approximately $8.0 million during 2013 and $1.0 million during 2012. The $8.0 million in 2013 includes approximately $7.3 million of impairment charges for Steele's, which was disposed of subsequent to February 1, 2014. See Note 16 for additional disclosures on the Steele's divestiture.

Financial instruments not measured at fair value are cash and cash equivalents, payables and debt obligations.  The Company believes that the Revolving Credit Facility approximates fair value since interest rates are adjusted to reflect current rates.

Stage Stores, Inc.
Notes to Consolidated Financial Statements– (continued)

NOTE 5 - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

The components of property, equipment and leasehold improvements were as follows (in thousands):

	February 1, 2014	February 2, 2013
Land	$1,842	$1,873
Buildings and improvements	15,511	17,786
Fixtures and equipment	457,335	421,547
Leasehold improvements	345,598	331,164
Property, equipment and leasehold improvements	820,286	772,370
Accumulated depreciation	537,752	481,669
Property, equipment and leasehold improvements, net	$282,534	$290,701

Depreciation expense was $61.9 million, $59.3 million and $61.2 million for 2013, 2012 and 2011, respectively.  During 2013, 2012 and 2011, the Company, as a result of its ongoing review of the performance of its stores, identified certain stores whose cash flow trends indicated that the carrying value of property, equipment and leasehold improvements may not be fully recoverable. Impairment charges for these stores of $0.7 million, $0.8 million and $0.5 million were recorded in 2013, 2012 and 2011, respectively.  The charges reflect the difference between these stores' carrying value and their fair value.  In addition, property and equipment impairment charges for Steele's, which was disposed of subsequent to February 1, 2014, totaled $7.3 million in 2013 and $0.2 million in impairment charges were recorded in 2012 related to the South Hill Consolidation.  Cost of sales includes $57.0 million, $49.3 million and $47.6 million in 2013, 2012 and 2011, respectively, related to depreciation expense and impairment charges. See Note 16 for additional disclosures on the Steele's divestiture.

NOTE 6 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The components of accrued expenses and other current liabilities were as follows (in thousands):

	February 1, 2014	February 2, 2013
Accrued compensation and benefits	$13,730	$32,516
Gift card and merchandise credit liability	9,952	9,511
Self-insurance liability	8,603	8,541
Accrued occupancy	5,720	6,054
Accrued advertising	4,389	6,934
Current deferred income tax	4,721	834
Accrued capital expenditures	2,756	2,899
Other	11,979	14,284
Accrued expenses and other current liabilities	$61,850	$81,573

Stage Stores, Inc.
Notes to Consolidated Financial Statements– (continued)

NOTE 7 - DEBT OBLIGATIONS

Debt obligations consist of the following (in thousands):

	February 1, 2014	February 2, 2013
Revolving Credit Facility	$55,395	$6,000
Finance lease obligations	5,584	6,329
Other financing	2,246	—
Total debt obligations	63,225	12,329
Less: Current portion of debt obligations	2,354	744
Long-term debt obligations	$60,871	$11,585

On June 30, 2011, the Company entered into an Amended and Restated Credit Agreement for a $250.0 million senior secured revolving credit facility (the "Revolving Credit Facility") that matures on June 30, 2016.  The Revolving Credit Facility includes an uncommitted accordion feature to increase the size of the facility to $350.0 million.  The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures and other general corporate purposes. Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility. The daily interest rates under the Revolving Credit Facility are determined by a prime rate or LIBOR, plus an applicable margin, as set forth in the Revolving Credit Facility agreement. On July 24, 2013, the Revolving Credit Facility agreement was amended to lower the applicable margin rates by 0.25%. In addition, the amendment fixed the commitment fee at 0.25% for the remaining term of the Revolving Credit Facility. During 2013, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 1.82% and $57.6 million, respectively, as compared to 2.1% and $24.4 million in 2012.   The outstanding balance on the Company's Revolving Credit Facility was $55.4 million and $6.0 million as of February 1, 2014 and February 2, 2013, respectively.

The Company also issues letters of credit under the Revolving Credit Facility to support certain merchandise purchases and to collateralize retained risks and deductibles under various insurance programs.  At February 1, 2014, the Company had outstanding letters of credit totaling approximately $5.4 million. These letters of credit expire within twelve months of issuance. Excess borrowing availability under the Revolving Credit Facility at February 1, 2014, net of letters of credit outstanding, outstanding borrowings and accrued interest of $0.1 million, was $189.1 million.

The Revolving Credit Facility agreement contains covenants that, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions.  The Revolving Credit Facility agreement also contains a fixed charge coverage ratio covenant in the event excess availability is below a defined threshold or an event of default has occurred.  At February 1, 2014, the Company was in compliance with all of the financial covenants of the Revolving Credit Facility agreement and expects to continue to be in compliance in 2014.

While infrequent in occurrence, occasionally the Company is responsible for the construction of leased stores and for paying project costs.  ASC No. 840-40-55, The Effect of Lessee Involvement in Asset Construction, requires the Company to be considered the owner (for accounting purposes) of this type of project during the construction period.  Such leases are accounted for as finance lease obligations with the amounts received from the landlord being recorded in debt obligations.  Interest expense is recognized at a rate that will amortize the finance lease obligation over the initial term of the lease. Where ASC No. 840-40-55 was applicable, the Company has recorded finance lease obligations with interest rates ranging from 6.1% to 16.9% on its Consolidated Balance Sheets related to five store leases as of February 1, 2014.  Minimum annual payments required under existing finance lease obligations as of February 1, 2014 are as follows (in thousands):

Stage Stores, Inc.
Notes to Consolidated Financial Statements– (continued)

Fiscal Year	Minimum Lease Payments	Less: Interest	Principal Payments
2014	$1,346	$487	$859
2015	1,366	404	962
2016	1,366	311	1,055
2017	1,366	207	1,159
2018	1,096	101	995
Thereafter	580	26	554
Total	$7,120	$1,536	$5,584

During 2013, the Company financed approximately $2.2 million of capital expenditures, bearing interest of 2.1%, of which $1.5 million will be paid in 2014 and $0.7 million in 2015.

NOTE 8 – OTHER LONG-TERM LIABILITIES

The components of other long-term liabilities were as follows (in thousands):

	February 1, 2014	February 2, 2013
Deferred rent	$49,376	$54,083
Deferred compensation	21,023	18,602
Pension liability	4,723	6,698
Deferred revenue under ADS agreement	6,500	7,500
Other	3,000	4,000
Other long-term liabilities	$84,622	$90,883

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company has numerous contractual commitments for purchases of merchandise inventories, services arising in the ordinary course of business, letters of credit, Revolving Credit Facility and other debt service and leases. Contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities. In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise typically up to six months in advance of expected delivery.  These purchase orders do not contain any significant termination payments or other penalties if canceled.

From time to time, the Company and its subsidiaries are involved in various legal proceedings arising in the ordinary course of their business. Management does not believe that any pending legal proceedings, either individually or in the aggregate, are material to the financial condition, results of operations or cash flows of the Company or its subsidiaries.

Stage Stores, Inc.
Notes to Consolidated Financial Statements– (continued)

NOTE 10 - STOCKHOLDERS' EQUITY

The Company's deferred compensation plan covering executives and certain officers provides an investment option that allows participants to elect to purchase shares of the Company's common stock (the "Company Stock Investment Option").  The Company established a grantor trust to facilitate the collection of funds and purchase of Company shares on the open market at prevailing market prices.  All shares purchased through the grantor trust are held in the trust until the participants are eligible to receive the benefits under the terms of the plan. At the time of the participant's eligibility, the deferred compensation obligation related to the Company Stock Investment Option is settled by the delivery of the fixed number of shares held by the grantor trust on the participant's behalf.  In 2013, 2012 and 2011, participants in the Company's deferred compensation plan elected to invest approximately $0.3 million, $0.1 million and $0.1 million, respectively, of the total amount of deferred compensation withheld, in the Company Stock Investment Option.  The purchase of shares made by the grantor trust on behalf of the participants is included in treasury stock and the corresponding deferred compensation obligation is included in additional paid-in capital.

On April 8, 2013, the Company announced that its Board of Directors (the "Board") approved a 25% increase in the Company's quarterly cash dividend rate to $0.125 per share from the previous quarterly rate of $0.10 per share. The new quarterly rate of $0.125 per share was and is applicable to dividends declared by the Board beginning May 23, 2013. On February 21, 2014, the Company announced that the Board declared a quarterly cash dividend of $0.125 per share on the Company's common stock, payable on March 19, 2014, to shareholders of record at the close of business on March 4, 2014.

On March 7, 2011, the Board approved a Stock Repurchase Program (the "2011 Stock Repurchase Program") which authorized the Company to repurchase up to $200 million of its outstanding common stock. The 2011 Stock Repurchase Program will expire when the Company has repurchased $200 million of its outstanding common stock, unless terminated earlier by the Board. Through June 10, 2012, the Company repurchased approximately $100.1 million of its outstanding common stock under the 2011 Stock Repurchase Program. On June 11, 2012, the Company announced that its Board had chosen not to spend additional capital under the 2011 Stock Repurchase Program for the time being. In addition, the Board authorized the Company to repurchase shares of its outstanding common stock equal to the amount of proceeds and related tax benefits from the exercise of stock options, SARs and other equity grants. Under such authorization, the Company repurchased 1,626,037 shares of its common stock for approximately $31.4 million during 2013. Purchases of shares of the Company's common stock may be made from time to time, either on the open market or through privately negotiated transactions and are financed by the Company's existing cash, cash flow and other liquidity sources, as appropriate.

Stage Stores, Inc.
Notes to Consolidated Financial Statements– (continued)

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

The Company received certain upfront payments upon execution of the Agreement that are being recognized over the life of the Agreement. The Company realized $46.3 million, $31.0 million and $18.8 million related to its private label credit card agreements during 2013, 2012 and 2011, respectively, which have been recorded as a reduction to selling, general and administrative expenses.

NOTE 12 - OPERATING LEASES

The Company leases stores, its corporate headquarters, one distribution center and equipment under operating leases. Such leases generally contain renewal options and require that the Company pay for utilities, taxes and maintenance expense. A number of store leases provide for escalating minimum rent. Rent expense for operating leases for 2013, 2012 and 2011 was $80.7 million, $75.9 million and $72.9 million, respectively, and includes minimum rentals of $76.8 million, $71.5 million and $69.2 million in 2013, 2012 and 2011, respectively.  Rent expense also includes contingent rentals of $3.9 million, $4.4 million and $3.7 million in 2013, 2012 and 2011, respectively, and sublease rental income of $0.01 million, $0.01 million and $0.01 million in 2013, 2012 and 2011, respectively.

Minimum rental commitments on long-term, non-cancelable operating leases at February 1, 2014, net of sub-lease rental income, are as follows (in thousands):

Fiscal Year	Commitments
2014	$86,388
2015	80,337
2016	69,601
2017	59,350
2018	45,886
Thereafter	96,175
Total	$437,737

Stage Stores, Inc.
Notes to Consolidated Financial Statements– (continued)

NOTE 13 – STOCK-BASED COMPENSATION

As approved by the Company's shareholders, the Company established the Amended and Restated 2001 Equity Incentive Plan (the "2001 Equity Incentive Plan") and the Amended and Restated 2008 Equity Incentive Plan (the "2008 Equity Incentive Plan" and collectively with the 2001 Equity Incentive Plan, the "Equity Incentive Plans") to reward, retain and attract key personnel. The Equity Incentive Plans provide for grants of non-qualified or incentive stock options, stock appreciation rights ("SARs"), performance shares or units, stock units and stock grants.  To fund the 2001 and 2008 Equity Incentive Plans, 12,375,000 and 4,550,000 shares of the Company's common stock were reserved for issuance upon exercise of awards, respectively.

The following table summarizes the stock compensation expense by type of grant for 2013, 2012 and 2011 (in thousands, except per share amounts):

	Fiscal Year
	2013	2012	2011
Stock options and SARs	$1,521	$3,034	$4,244
Non-vested stock	4,204	3,198	2,027
Performance shares	2,692	1,571	1,419
Total compensation expense	8,417	7,803	7,690
Related tax benefit	(3,165)	(2,869)	(2,653)
	$5,252	$4,934	$5,037

Per share:
Basic	$0.16	$0.16	$0.15
Diluted	0.16	0.16	0.15

As of February 1, 2014, the Company had unrecognized compensation cost of $15.5 million related to stock-based compensation awards granted.  That cost is expected to be recognized over a weighted average period of 2.27 years.

Stock Options and SARs

The Company historically granted stock options and SARs to its employees and members of management. The right to exercise stock options and SARs generally vests over four years from the date of grant, with 25% vesting at the end of each of the first four years following the date of grant. Stock options and SARs are settled by issuance of common stock.  Options issued prior to January 29, 2005, will generally expire, if not exercised, within ten years from the date of the grant, while options and SARs granted after that date generally expire, if not exercised, within seven years from the date of grant. No stock options or SARs were granted during 2013 or 2012. The weighted average grant date fair value for SARs granted during 2011 was $8.69.

The following table provides the significant weighted average assumptions used in determining the estimated fair value, at the date of grant under the Black-Scholes option-pricing model, of SARs granted in 2011:

	Fiscal Year
	2011
Expected volatility	63.4%	-	63.7%
Weighted average volatility	63.6%
Risk-free rate	1.5%	-	1.9%
Expected life of options (in years)	4.3
Expected dividend yield	1.6%	-	1.9%

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

Stage Stores, Inc.
Notes to Consolidated Financial Statements– (continued)

The following table summarizes information about stock options and SARs outstanding under the Equity Incentive Plans as of February 1, 2014 and changes during the fifty-two weeks ended February 1, 2014:

	Number of Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 2, 2013	1,877,415	$16.69
Exercised	(673,829)	16.85
Forfeited	(140,735)	17.27
Outstanding at February 1, 2014	1,062,851	$16.52	2.5	$3,559

Vested or expected to vest at February 1, 2014	1,004,436	$16.48	2.4	$3,424

Exercisable at February 1, 2014	770,776	$16.23	2.0	$2,885

The following table summarizes information about non-vested stock options and SARs outstanding as of February 1, 2014 and changes during the fifty-two weeks ended February 1, 2014:

Stock Options/ SARs	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at February 2, 2013	790,164	$7.31
Vested	(395,589)	6.65
Forfeited	(102,500)	8.46
Outstanding at February 1, 2014	292,075	7.97

The aggregate intrinsic value of stock options and SARs, defined as the amount by which the market price of the underlying stock on the date of exercise exceeds the exercise price of the option, exercised during 2013, 2012 and 2011 was $6.0 million, $6.9 million and $4.2 million, respectively.

Non-vested Stock

The Company grants shares of non-vested stock to its employees, members of management and independent directors. The non-vested stock converts one for one to common stock at the end of the vesting period at no cost to the recipient to whom it is awarded.  The vesting period of the non-vested stock ranges from one to four years from the date of grant.

The following table summarizes information about non-vested stock granted by the Company as of February 1, 2014 and changes during the fifty-two weeks ended February 1, 2014:

Non-vested Stock	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at February 2, 2013	642,409	$16.21
Granted	330,373	24.97
Vested	(191,713)	16.42
Forfeited	(128,610)	17.13
Outstanding at February 1, 2014	652,459	20.40

Stage Stores, Inc.
Notes to Consolidated Financial Statements– (continued)

The aggregate intrinsic value of non-vested stock that vested during 2013, 2012 and 2011 was $4.8 million, $2.3 million and $2.3 million, respectively.  The weighted-average grant date fair value for non-vested shares granted in 2013, 2012 and 2011 was $24.97, $16.10 and $17.88, respectively.  The payment of the employees' tax liability for a portion of the non-vested shares that vested during 2013 was satisfied by withholding shares with a fair value equal to the tax liability.  As a result, the actual number of shares issued was 146,729.

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

The following table summarizes information about the performance shares that remain outstanding as of February 1, 2014:

Period Granted	Target Shares Outstanding at Beginning of Year	Target Shares Granted	Target Shares Vested	Target Shares Forfeited	Target Shares Outstanding at End of Year	Weighted Average Grant Date Fair Value per Share

2011	39,800	—	(1,150)	(10,000)	28,650	$25.00
2012	238,100	—	(3,300)	(36,600)	198,200	18.04
2013	—	158,400	—	(7,150)	151,250	33.81
Total	277,900	158,400	(4,450)	(53,750)	378,100

 During 2013, 104,490 shares, with an aggregate intrinsic value of $2.7 million, vested related to the 2010 performance share grant.  The payment of the recipients' tax liability for shares vesting during 2013 of approximately $0.9 million was satisfied by withholding shares with a fair value equal to the tax liability. As a result, the actual number of shares issued was 75,176.

Stage Stores, Inc.
Notes to Consolidated Financial Statements– (continued)

NOTE 14 - BENEFIT PLANS

401(k) Plan: The Company has a contributory 401(k) savings plan (the "401(k) Plan") covering all full and part-time employees with 60 days of service, who are age 21 or older.  Under the 401(k) Plan, participants may contribute up to 50% of their qualifying earnings on a pre-tax basis, and up to 10% of their qualifying earnings on a post-tax basis, subject to certain restrictions.  The Company currently matches 50% of each participant's pre-tax contributions, limited up to 6% of each participant's compensation under the Plan.  The Company may make discretionary matching contributions during the year. The Company's matching contributions expense for the 401(k) Plan were approximately $1.5 million, $1.5 million and $1.4 million in 2013, 2012 and 2011, respectively.

Deferred Compensation Plans:  The Company has two deferred compensation plans (the "Deferred Compensation Plans") which provide executives, certain officers and key employees of the Company with the opportunity to participate in unfunded, deferred compensation programs that are not qualified under the Internal Revenue Code of 1986, as amended, (the "Code").  Generally, the Code and the Employee Retirement Income Security Act of 1974, as amended, restrict contributions to a 401(k) plan by highly compensated employees.  The Deferred Compensation Plans are intended to allow participants to defer income on a pre-tax basis.  Under the Deferred Compensation Plans, participants may defer up to 50% of their base salary and up to 100% of their bonus and earn a rate of return based on actual investments chosen by each participant.  The Company has established grantor trusts for the purposes of holding assets to provide benefits to the participants.  For the plan involving the executives and certain officers, the Company will match 100% of each participant's contributions, up to 10% of the sum of their base salary and bonus.  For the plan involving other key employees, the Company may make a bi-weekly discretionary matching contribution.  The Company currently matches 50% of each participant's contributions, up to 6% of the participant's compensation offset by the contribution the Company makes to the participant's 401(k) account, if any.  For both Deferred Compensation Plans, Company contributions are vested 100%.  In addition, the Company may, with approval by the Board of Directors, make an additional employer contribution in any amount with respect to any participant as is determined in its sole discretion.  The Company's matching contribution expense for the Deferred Compensation Plans was approximately $0.9 million, $1.7 million and $0.9 million for 2013, 2012 and 2011, respectively.

Non-Employee Director Equity Compensation Plan:  In 2003, the Company adopted, and the Company's shareholders approved, the 2003 Non-Employee Director Equity Compensation Plan.  The plan was amended and restated effective December 19, 2009.  The Company has reserved 225,000 shares of its common stock to fund this plan.  Under this plan, non-employee Directors have the option to defer all or a portion of their annual compensation fees and to receive such deferred fees in the form of restricted stock or deferred stock units as defined in this plan.  At February 1, 2014 and February 2, 2013, $0.2 million and $0.3 million, respectively, were deferred under this plan.

Frozen Defined Benefit Plan:  The Company sponsors a defined benefit plan (the "Plan"), which covers substantially all employees who had met eligibility requirements and were enrolled prior to June 30, 1998.  The Plan was frozen effective June 30, 1998.

Benefits for the Plan are administered through a trust arrangement, which provides monthly payments or lump sum distributions.  Benefits under the Plan were based upon a percentage of the participant's earnings during each year of credited service.  Any service after the date the Plan was frozen will continue to count toward vesting and eligibility for normal and early retirement for existing participants.  The measurement dates used to determine pension benefit obligations were February 1, 2014 and February 2, 2013.

Stage Stores, Inc.
Notes to Consolidated Financial Statements– (continued)

Information regarding the Plan is as follows (in thousands):

	Fiscal Year
	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$40,037	$37,888
Employer service cost	360	—
Interest cost	1,723	1,889
Actuarial (gain) loss	(1,609)	3,830
Plan disbursements	(3,932)	(3,570)
Projected benefit obligation at end of year	36,579	40,037

Change in plan assets:
Fair value of plan assets at beginning of year	33,339	33,363
Actual return on plan assets	2,449	3,446
Employer contributions	—	100
Plan disbursements	(3,932)	(3,570)
Fair value of plan assets at end of year	31,856	33,339

Underfunded status	$(4,723)	$(6,698)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability - included in other long-term liabilities	$(4,723)	$(6,698)
Amount recognized in accumulated other comprehensive loss, pre-tax (1)	7,442	9,873

(1)	Consists solely of net actuarial losses as there are no prior service costs.

	Fiscal Year
	2013	2012
Weighted-average assumptions:
For determining benefit obligations at year-end:
Discount rate	4.81%	4.43%
	Fiscal Year
	2013	2012	2011
For determining net periodic pension cost for year:
Discount rate	4.43%	5.10%	5.99%
Expected return on assets	7.00%	7.00%	7.50%

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

Stage Stores, Inc.
Notes to Consolidated Financial Statements– (continued)

The allocations of Plan's assets by category are as follows:

		Fiscal Year
	2014 Target Allocation	2013	2012
Equity securities	50%	56%	51%
Fixed income securities	50	42	47
Other - primarily cash	—	2	2
Total	100%	100%	100%

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

The following tables present the Plan assets measured at fair value on a recurring basis in the Consolidated Balance Sheets (in thousands):

	February 1, 2014
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds:
Equity securities	$17,773	$17,773	$—	$—
Fixed income securities	13,512	13,512	—	—
Other - primarily cash	571	571	—	—
Total	$31,856	$31,856	$—	$—

	February 2, 2013
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds:
Equity securities	$17,106	$17,106	$—	$—
Fixed income securities	15,779	15,779	—	—
Other - primarily cash	454	454	—	—
Total	$33,339	$33,339	$—	$—

Stage Stores, Inc.
Notes to Consolidated Financial Statements– (continued)

The components of net periodic benefit cost for the Plan were as follows (in thousands):

	Fiscal Year
	2013	2012	2011
Net periodic pension cost for the fiscal year:
Employer service cost	$360	$—	$—
Interest cost	1,723	1,889	2,063
Expected return on plan assets	(2,237)	(2,253)	(2,437)
Net loss amortization	610	414	158
Net pension cost (income)	456	50	(216)
Loss due to settlement	—	—	434
Total pension cost	$456	$50	$218

Other changes in Plan assets and benefit obligations recognized in other comprehensive loss are as follows (in thousands):

	Fiscal Year
	2013	2012
Amortization of net loss	$(610)	$(414)
Net (gain) loss	(1,821)	2,637
Net change recognized in other comprehensive loss, pre-tax	$(2,431)	$2,223

The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $0.4 million.

The Company's funding policy is to make contributions to maintain the minimum funding requirements for its pension obligation in accordance with the Employee Retirement Income Security Act.  The Company may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover short-term liquidity needs of the Plan in order to maintain current invested positions.  The Company expects to contribute approximately $0.3 million during 2014.
The following benefit payments are expected to be paid (in thousands):

Fiscal Year	Payments
2014	$3,129
2015	2,836
2016	3,541
2017	3,389
2018	3,003
Fiscal years 2019 - 2023	14,963

Stage Stores, Inc.
Notes to Consolidated Financial Statements– (continued)

NOTE 15 - INCOME TAXES

All Company operations are domestic.  Income tax expense consisted of the following (in thousands):

	Fiscal Year
	2013	2012	2011
Federal income tax expense:
Current	$9,462	$17,467	$8,108
Deferred	(761)	1,170	6,101
	8,701	18,637	14,209
State income tax expense:
Current	1,509	3,626	1,673
Deferred	(47)	(62)	433
	1,462	3,564	2,106

	$10,163	$22,201	$16,315

Reconciliation between the federal income tax expense charged to income before income tax computed at statutory tax rates and the actual income tax expense recorded follows (in thousands):

	2013	2012	2011

Federal income tax expense at the statutory rate	$9,382	$21,133	$16,546
State income taxes, net	974	2,199	1,411
Uncertain tax position	531	—	—
Other	399	(99)	(625)
Job credits	(1,123)	(1,032)	(1,017)
	$10,163	$22,201	$16,315
Deferred tax assets (liabilities) consist of the following (in thousands):

	February 1, 2014	February 2, 2013
Gross deferred tax assets:
Net operating loss carryforwards	$599	$717
Accrued expenses	3,031	3,241
Lease obligations	20,658	23,135
Deferred compensation	13,371	13,885
Deferred income	5,319	6,049
Other	1,366	1,486
	44,344	48,513
Gross deferred tax liabilities:
Inventory	(9,675)	(6,263)
Depreciation and amortization	(54,570)	(62,047)
	(64,245)	(68,310)

Valuation allowance	(464)	(498)
Net deferred tax liabilities	$(20,365)	$(20,295)

Stage Stores, Inc.
Notes to Consolidated Financial Statements– (continued)

ASC No. 740, Income Taxes, requires recognition of future tax benefits of deferred tax assets to the extent such realization is more likely than not.  Net non-current deferred tax liabilities were $15.6 million and $19.5 million and net current deferred tax liabilities were $4.7 million and $0.8 million at February 1, 2014 and February 2, 2013, respectively. Consistent with the requirements of ASC No. 740, the tax benefits recognized related to pre-reorganization deferred tax assets have been recorded as a direct addition to additional paid-in capital.  The remaining valuation allowance of $0.5 million and $0.5 million at February 1, 2014 and February 2, 2013, respectively, was established for pre-reorganization state net operating losses, which may expire prior to utilization.  Adjustments are made to reduce the recorded valuation allowance when positive evidence exists that is sufficient to overcome the negative evidence associated with those losses.

The Company has net operating loss carryforwards for state income tax purposes of approximately $13.6 million which, if not utilized, will expire in varying amounts between 2014 and 2021. The Company does not have any net operating loss carryforwards for federal income tax purposes.

As of February 1, 2014, the total unrecognized tax benefit was $0.5 million. Of this total, $0.5 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in a future period. A reconciliation of the beginning and ending amount of total unrecognized tax benefits, including associated interest, is as follows (in thousands):

2013
Balance, beginning of period	$—
Additions based on tax positions related to 2013	105
Additions for tax positions for prior years	426
Balance, end of period	$531

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  The Company has concluded all U.S. federal income tax matters with the IRS for tax years through 2008, has a limited scope extension of time to assess taxes for tax year 2009, and is currently under audit for tax year 2010. The Company is subject to U.S. federal income tax examinations by tax authorities for the fiscal year ended January 29, 2011 and forward.  The Company is also subject to audit by the taxing authorities of 38 states for years generally after 2008.

Although the outcome of tax audits is uncertain, the Company believes that adequate amounts of tax, interest and penalty have been accrued for any adjustments that are expected to result from the years still subject to examination. The company recognizes penalty and interest accrued related to unrecognized tax benefits as an income tax expense. During the years ended February 1, 2014, February 2, 2013, and January 28, 2012, the amount of penalties and interest accrued was almost nil.

Over the next 12 months, it is reasonably possible that the total unrecognized tax benefits could be reduced by $0.5 million if our position is sustained upon audit, the controlling statute of limitations expires or we agree to a disallowance. The Company classifies unrecognized tax benefits expected to be settled within one year as current tax liabilities.

Stage Stores, Inc.
Notes to Consolidated Financial Statements– (continued)

NOTE 16 - SUBSEQUENT EVENT

Steele's, an off-price concept, was launched on November 1, 2011 and by February 1, 2014, the number of stores had grown to 35. In order to focus all of the Company's attention on its core department store business, management began to evaluate options for the discontinuance of operations during the fourth quarter of 2013. Subsequent to February 1, 2014, the decision was made to divest the Steele's stores. On March 7, 2014, the Company completed a transaction to sell the Steele's off-price operations. As of February 1, 2014, the carrying values of the major assets and liabilities included in the Consolidated Balance Sheet related to Steele’s were as follows (in thousands):

February 1, 2014
Merchandise inventories, net	$10,498
Property, equipment and leasehold improvements, net	732
Other assets	442
Liabilities	809

NOTE 17 - QUARTERLY FINANCIAL INFORMATION (unaudited)

The following table shows quarterly information (in thousands, except per share amounts):

	Fiscal Year 2013
	Q1	Q2	Q3	Q4
Net sales	$378,637	$395,331	$360,177	$499,411
Gross profit	90,216	115,469	83,092	142,025
Net income (loss)	(6,856)	9,607	(10,971)	24,862

Basic earnings (loss) per common share	$(0.21)	$0.29	$(0.34)	$0.79
Diluted earnings (loss) per common share	(0.21)	0.29	(0.34)	0.78

Basic weighted average shares	32,306	32,762	31,854	31,215
Diluted weighted average shares	32,306	33,073	31,854	31,438

	Fiscal Year 2012
	Q1	Q2	Q3	Q4
Net sales	$365,694	$381,624	$370,583	$527,899
Gross profit	98,839	115,174	79,864	170,898
Net income (loss)	(418)	11,662	(8,858)	35,793

Basic earnings (loss) per common share	$(0.01)	$0.37	$(0.28)	$1.10
Diluted earnings (loss) per common share	(0.01)	0.37	(0.28)	1.09

Basic weighted average shares	30,536	31,010	31,558	31,957
Diluted weighted average shares	30,536	31,225	31,558	32,376