Form 10-Q
period 2014-05-03
STAGE STORES INC
filed 2014-06-10
CIK 6885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2014

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

As of June 5, 2014, there were 31,722,268 shares of the registrant's common stock outstanding.

References to a particular year are to Stage Stores, Inc.'s fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year. For example, a reference to "2013" is a reference to the fiscal year ended February 1, 2014 and a reference to "2014" is a reference to the fiscal year ending January 31, 2015.  2013 and 2014 are 52-week years.

PART I – FINANCIAL INFORMATION

ITEM 1.                          FINANCIAL STATEMENTS

Stage Stores, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(Unaudited)

	May 3, 2014	February 1, 2014
ASSETS
Cash and cash equivalents	$24,361	$14,762
Merchandise inventories, net	449,547	434,407
Prepaid expenses and other current assets	47,526	40,082
Total current assets	521,434	489,251

Property, equipment and leasehold improvements, net of accumulated depreciation of $538,628 and $537,752, respectively	281,936	282,534
Intangible asset	14,910	14,910
Other non-current assets, net	25,166	24,142
Total assets	$843,446	$810,837

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$147,651	$125,707
Accrued expenses and other current liabilities	68,658	69,549
Total current liabilities	216,309	195,256

Long-term debt obligations	90,208	60,871
Other long-term liabilities	100,170	100,266
Total liabilities	406,687	356,393

Commitments and contingencies	—	—

Common stock, par value $0.01, 100,000 shares authorized, 31,721 and 31,222 shares issued, respectively	317	312
Additional paid-in capital	389,327	384,295
Less treasury stock - at cost, 0 and 0 shares, respectively	(1,005)	(967)
Accumulated other comprehensive loss	(4,554)	(4,616)
Retained earnings	52,674	75,420
Total stockholders' equity	436,759	454,444
Total liabilities and stockholders' equity	$843,446	$810,837

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013

Net sales	$372,040	$372,103
Cost of sales and related buying, occupancy and distribution expenses	294,099	282,474
Gross profit	77,941	89,629

Selling, general and administrative expenses	96,054	97,947
Store opening costs	808	975
Interest expense	724	586
Loss from continuing operations before income tax	(19,645)	(9,879)

Income tax benefit	(7,599)	(3,691)
Loss from continuing operations	(12,046)	(6,188)
Loss from discontinued operations, net of tax benefit of $4,257 and $398, respectively	(6,748)	(668)
Net loss	$(18,794)	$(6,856)

Other comprehensive income:
Amortization of employee benefit related costs net of tax of $38 and $58, respectively	$62	$95
Total other comprehensive income	62	95
Comprehensive loss	$(18,732)	$(6,761)

Basic loss per share data:
Continuing operations	$(0.38)	$(0.19)
Discontinued operations	(0.22)	(0.02)
Basic loss per share	$(0.60)	$(0.21)
Basic weighted average shares outstanding	31,492	32,306

Diluted loss per share data:
Continuing operations	$(0.38)	$(0.19)
Discontinued operations	(0.22)	(0.02)
Diluted loss per share	$(0.60)	$(0.21)
Diluted weighted average shares outstanding	31,492	32,306

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Cash flows from operating activities:
Net loss	$(18,794)	$(6,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment of long-lived assets	15,218	15,047
Loss on retirements of property and equipment	677	186
Deferred income taxes	(420)	(428)
Tax benefit from stock-based compensation	280	1,597
Stock-based compensation expense	1,626	1,979
Amortization of debt issuance costs	75	64
Excess tax benefits from stock-based compensation	(815)	(1,792)
Deferred compensation obligation	38	158
Amortization of employee benefit related costs	100	153
Construction allowances from landlords	2,425	968
Changes in operating assets and liabilities:
Increase in merchandise inventories	(15,140)	(38,705)
Increase in other assets	(8,548)	(7,525)
Increase in accounts payable and other liabilities	17,156	375
Total adjustments	12,672	(27,923)
Net cash used in operating activities	(6,122)	(34,779)

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(14,714)	(16,809)
Proceeds from disposal of assets	1,397	—
Net cash used in investing activities	(13,317)	(16,809)

Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	116,340	103,125
Payments of revolving credit facility borrowings	(86,020)	(48,475)
Payments of long-term debt obligations	(1,200)	(180)
Payments for stock related compensation	(1,955)	(2,088)
Proceeds from exercise of stock awards	5,010	9,328
Excess tax benefits from stock-based compensation	815	1,792
Cash dividends paid	(3,952)	(3,253)
Net cash provided by financing activities	29,038	60,249
Net increase in cash and cash equivalents	9,599	8,661

Cash and cash equivalents:
Beginning of period	14,762	17,937
End of period	$24,361	$26,598

Supplemental disclosures including non-cash investing and financing activities:
Interest paid	$702	$502
Income taxes paid	$5,519	$20,876
Unpaid liabilities for capital expenditures	$6,893	$5,884

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statement of Stockholders' Equity
For the Thirteen Weeks Ended May 3, 2014
(in thousands, except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings
	Shares	Amount		Shares	Amount			Total

Balance at February 1, 2014	31,222	$312	$384,295	—	$(967)	$(4,616)	$75,420	$454,444

Net loss	—	—	—	—	—	—	(18,794)	(18,794)
Other comprehensive income	—	—	—	—	—	62	—	62
Dividends on common stock, $0.125 per share	—	—	—	—	—	—	(3,952)	(3,952)
Deferred compensation	—	—	38	—	(38)	—	—	—
Issuance of equity awards, net	499	5	5,005	—	—	—	—	5,010
Tax withholdings paid for net settlement of stock awards	—	—	(1,917)	—	—	—	—	(1,917)
Stock-based compensation expense	—	—	1,626	—	—	—	—	1,626
Tax benefit from stock-based compensation	—	—	280	—	—	—	—	280

Balance at May 3, 2014	31,721	$317	$389,327	—	$(1,005)	$(4,554)	$52,674	$436,759

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.            Basis of Presentation

The accompanying Condensed Consolidated Financial Statements (Unaudited) of Stage Stores, Inc. and subsidiary ("Stage Stores" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP" or "U.S. GAAP") for complete financial statements. Those adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The Condensed Consolidated Financial Statements (Unaudited) should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto filed with Stage Stores' Annual Report on Form 10-K for the year ended February 1, 2014. References to a particular year are to Stage Stores' fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year. For example, a reference to "2013" is a reference to the fiscal year ended February 1, 2014 and a reference to "2014" is a reference to the fiscal year ending January 31, 2015. References to "current year" pertain to the thirteen weeks ended May 3, 2014, and references to "prior year" pertain to the thirteen weeks ended May 4, 2013.

Stage Stores, Inc. is a Houston, Texas-based specialty department store retailer, which operates under the Bealls, Goody's, Palais Royal, Peebles and Stage nameplates. The Company offers moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family. As of May 3, 2014, the Company operated 853 stores located in 40 states. The Company also offers its merchandise direct-to-consumer through its eCommerce website and Send program. The eCommerce website features assortments of merchandise similar to that found in the Company's stores, as well as products not carried in its stores. The Send program allows customers in the stores to have merchandise shipped directly to their homes if the merchandise is not available in the local store.

Recent Accounting Standards. In April 2014, the FASB issued ASU No. 2014-08, which changes the requirements for reporting discontinued operations in Subtopic 205-20. The amendments in this update change the criteria for reporting discontinued operations and also require additional disclosures about discontinued operations. For public companies, the standard is effective prospectively for disposals that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The Company has decided not to early adopt this ASU and will adopt prospectively.

2.             Discontinued Operations

Steele's, an off-price concept, was launched by the Company on November 1, 2011 and by February 1, 2014, the number of stores had grown to 35. In the first quarter of 2014, the Company made the decision to divest the Steele's stores in order to focus all of its attention on its core department store business. On March 7, 2014, the Company completed the sale of the Steele's operations. Accordingly, the results of operations of Steele's are reflected in Loss from Discontinued Operations on the Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for all periods presented.

The following table summarizes the revenues and pre-tax loss of Steele's included in Loss from Discontinued Operations on the Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) (in thousands):

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013

Net sales	$2,414	$6,534

Pre-tax loss from discontinued operations	11,005	1,066

The loss from discontinued operations in the current year first quarter includes the loss on the sale of Steele's of $9.7 million.

The carrying values of the major assets and liabilities included in the Consolidated Balance Sheet related to Steele’s as of February 1, 2014 were as follows (in thousands). There were no assets or liabilities included in the Condensed Consolidated Balance Sheet (unaudited) as of May 3, 2014.

February 1, 2014
Merchandise inventories, net	$10,498
Property, equipment and leasehold improvements, net	732
Other assets	442
Liabilities	809

3.             South Hill Consolidation

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

Total expenses in the prior year first quarter associated with the South Hill Consolidation were $6.9 million. The costs, which were primarily for severance and transitional payroll and related benefits, recruiting and relocation costs, and visual presentation supplies and other, were recorded in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations and Comprehensive Loss. Merchandise cost of sales for the prior year first quarter also includes approximately $2.8 million related to the South Hill Consolidation due to increased inventory markdowns and advertising allowances deferred in inventory. The South Hill Consolidation was completed during 2013. Total remaining unpaid severance costs as of May 3, 2014 were $0.6 million and are included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet.

During 2013, the Company committed to a plan to sell the building which housed its former South Hill operations. Accordingly, the disposal group with a carrying value of $0.6 million has been reclassified as held for sale and included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet as of May 3, 2014.

4.            Stock-Based Compensation

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

The following table summarizes stock-based compensation expense by type of grant for each period (in thousands):

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Stock options and SARs	$142	$330
Non-vested stock	932	1,051
Performance shares	552	598
Total compensation expense	1,626	1,979
Related tax benefit	(611)	(744)
	$1,015	$1,235

As of May 3, 2014, the Company had unrecognized compensation cost of $22.7 million related to stock-based compensation awards granted. That cost is expected to be recognized over a weighted average period of 2.8 years.

Stock Options and SARs

The Company historically granted shares of stock options and SARs to its employees and members of management. The right to exercise stock options and SARs generally vests over four years from the date of grant, with 25% vesting at the end of each of the first four years following the date of grant. Stock options and SARs are settled by issuance of common stock. Stock options issued prior to January 29, 2005 will generally expire, if not exercised, within ten years from the date of the grant, while stock options and SARs granted after that date will generally expire, if not exercised, within seven years from the date of grant. No stock options or SARs were granted during the thirteen weeks ended May 3, 2014 or May 4, 2013.

The following table summarizes information about stock options and SARs outstanding under the Equity Incentive Plans as of May 3, 2014 and changes during the thirteen weeks ended May 3, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 1, 2014	1,062,851	$16.52
Exercised	(522,412)	16.52
Forfeited	(21,875)	17.35
Outstanding at May 3, 2014	518,564	$16.48	2.8	$1,223

Vested or expected to vest at May 3, 2014	501,879	$16.41	2.7	$1,217

Exercisable at May 3, 2014	435,138	$16.09	2.6	$1,195

The following table summarizes information about non-vested stock options and SARs outstanding as of May 3, 2014 and changes during the thirteen weeks ended May 3, 2014:

Stock Options/SARs	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at February 1, 2014	292,075	$7.97
Vested	(193,524)	7.69
Forfeited	(15,125)	8.59
Non-vested at May 3, 2014	83,426	$8.52

The aggregate intrinsic value of stock options and SARs, defined as the amount by which the market price of the underlying stock on the date of exercise exceeds the exercise price of the award, exercised during the thirteen weeks ended May 3, 2014 and May 4, 2013, was $3.5 million and $5.2 million, respectively.

Non-vested Stock

The Company grants shares of non-vested stock to its employees, members of management and independent directors. The non-vested stock converts one for one to common stock at the end of the vesting period at no cost to the recipient to whom it is awarded.  The vesting period of the non-vested stock ranges from one to four years from the date of grant.

The following table summarizes information about non-vested stock granted by the Company as of May 3, 2014 and changes during the thirteen weeks ended May 3, 2014:

Non-vested Stock	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at February 1, 2014	652,459	$20.40
Granted	272,959	23.96
Vested	(186,606)	19.26
Forfeited	(53,820)	21.20
Outstanding at May 3, 2014	684,992	$22.07

The aggregate intrinsic value of non-vested stock that vested during the current year was $4.4 million. The payment of the employees' tax liability for a portion of the vested shares was satisfied by withholding shares with a fair value equal to the tax liability. As a result, the actual number of shares issued was 128,360.

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

The following table summarizes information about the performance shares that remain outstanding as of May 3, 2014:

Period Granted	Target Shares Outstanding at February 1, 2014	Target Shares Granted During Current Year	Target Shares Vested During Current Year	Target Shares Forfeited During Current Year	Target Shares Outstanding at May 3, 2014	Weighted Average Grant Date Fair Value Per Share
2012	198,200	—	—	(20,800)	177,400	$18.04
2013	151,250	—	(2,241)	(23,059)	125,950	33.81
2014	—	166,153	—	—	166,153	33.94
Total	349,450	166,153	(2,241)	(43,859)	469,503

During the current year, 16,620 shares vested related to the 2011 performance share grant. The aggregate intrinsic value of shares vesting during 2014 was $0.5 million. The payment of the recipients' tax liability for shares vesting during 2014 of approximately $0.1 million was satisfied by withholding shares with a fair value equal to the tax liability. As a result, the actual number of shares issued was 12,884.

5.            Debt Obligations

Debt obligations as of May 3, 2014 and February 1, 2014 consist of the following (in thousands):

	May 3, 2014	February 1, 2014
Revolving Credit Facility	$85,715	$55,395
Finance lease obligations	5,377	5,584
Other financing	1,253	2,246
Total debt obligations	92,345	63,225
Less: Current portion of debt obligations	2,137	2,354
Long-term debt obligations	$90,208	$60,871

The Company has a $250.0 million senior secured revolving credit facility that matures on June 30, 2016 (the "Revolving Credit Facility"). The Revolving Credit Facility includes an uncommitted accordion feature to increase the size of the facility to $350.0 million. The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures and other general corporate purposes. Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility. The daily interest rates under the Revolving Credit Facility are determined by a prime rate or LIBOR, plus an applicable margin, as set forth in the Revolving Credit Facility agreement. For the thirteen weeks ended May 3, 2014, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 1.72% and $61.4 million, respectively.

The Company also issues letters of credit under the Revolving Credit Facility to support certain merchandise purchases and to collateralize retained risks and deductibles under various insurance programs. At May 3, 2014, the Company had outstanding letters of credit totaling approximately $4.9 million. These letters of credit expire within twelve months of issuance. Excess borrowing availability under the Revolving Credit Facility at May 3, 2014, net of letters of credit outstanding, outstanding borrowings and accrued interest of $0.1 million, was $159.3 million.

The Revolving Credit Facility agreement contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions. The Revolving Credit Facility agreement also contains a fixed charge coverage ratio covenant in the event excess availability is below a defined threshold or an event of default has occurred. At May 3, 2014, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility agreement and expects to remain in compliance during fiscal year 2014.

6.            Earnings per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the measurement period.  Diluted earnings per share is computed using the weighted average number of common shares as well as all potentially dilutive common share equivalents outstanding during the measurement period. For the thirteen weeks ended May 3, 2014 and May 4, 2013, 174,965 and 457,722 shares, respectively, were attributable to stock options, SARs and non-vested stock grants that would have been considered dilutive securities but were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive due to the net loss for the reported periods.

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

The following tables show the computation of basic and diluted earnings per share from continuing operations for each period (in thousands, except per share amounts):

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Basic EPS from continuing operations:
Loss from continuing operations	$(12,046)	$(6,188)
Less: Allocation of earnings to participating securities	—	—
Net loss from continuing operations allocated to common shares	(12,046)	(6,188)

Basic weighted average shares outstanding	31,492	32,306
Basic EPS from continuing operations	$(0.38)	$(0.19)

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Diluted EPS from continuing operations:
Loss from continuing operations	$(12,046)	$(6,188)
Less: Allocation of earnings to participating securities	—	—
Net loss from continuing operations allocated to common shares	(12,046)	(6,188)

Basic weighted average shares outstanding	31,492	32,306
Add: Dilutive effect of stock awards	—	—
Diluted weighted average shares outstanding	31,492	32,306
Diluted EPS from continuing operations	$(0.38)	$(0.19)

The following table illustrates the number of stock options and SARs that were outstanding, but not included in the computation of diluted earnings per share because the exercise price of the stock options and SARs was greater than the average market price of the Company's common shares (in thousands):

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Number of anti-dilutive stock options and SARs outstanding	79	1

7.            Stockholders' Equity

The Company currently pays a quarterly cash dividend of $0.125 per share on its common stock. On May 22, 2014, the Company's Board of Directors declared a quarterly cash dividend of $0.125 per share of common stock, payable on June 18, 2014 to shareholders of record at the close of business on June 3, 2014. In the current year, the Company has paid cash dividends totaling $4.0 million.

8.            Retirement Plan

The Company sponsors a frozen defined benefit plan. The components of pension cost for each period are as follows (in thousands):

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Employer service cost	$52	$90
Interest cost	423	430
Expected return on plan assets	(533)	(559)
Net loss amortization	100	153
Net periodic pension cost	$42	$114

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

9.            Fair Value Measurements

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

The following tables present the Company's financial assets and liabilities measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets (Unaudited) (in thousands):

	May 3, 2014
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (1)(2)	$21,957	$21,957	$—	$—

Accrued expenses and other current liabilities:
Deferred non-employee director equity compensation plan liability (2)	$223	$223	$—	$—

	February 1, 2014
		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (1)(2)	$21,023	$21,023	$—	$—

Accrued expenses and other current liabilities:
Deferred non-employee director equity compensation plan liability (2)	$226	$226	$—	$—

(1)	The Company has recorded in other long-term liabilities amounts related to these assets for the amount due to participants corresponding in value to the securities held in the grantor trust.

(2)
Using the market approach, the fair values of these items represent quoted market prices multiplied by the quantities held. Net gains and losses related to the changes in fair value in the assets and liabilities under the various deferred compensation plans are recorded in selling, general and administrative expenses and were nil for the thirteen weeks ended May 3, 2014 and for the fiscal year ended February 1, 2014.

The following table shows the Company's non-financial assets measured at fair value on a nonrecurring basis in the Condensed Consolidated Balance Sheets (Unaudited) (in thousands):

	May 3, 2014
		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Store property, equipment and leasehold improvements (3)	$83	$—	$—	$83

	February 1, 2014
		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Store property, equipment and leasehold improvements (3)	$4,562	$—	$—	$4,562

(3)
In accordance with ASC No. 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, using an undiscounted cash flow model, the Company identified certain stores whose cash flow trends indicated that the carrying value of store property, equipment and leasehold improvements may not be fully recoverable and determined that impairment charges were necessary for the current year. The Company uses a discounted cash flow model to determine the fair value of its impaired assets. Key assumptions in determining future cash flows include, among other things, expected future operating performance and changes in economic conditions. Impairment charges of $0.1 million recognized during the current year and $0.6 million recognized during 2013 are recorded in cost of sales and related buying, occupancy and distribution expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited). In addition, approximately $7.4 million of impairment charges for Steele's were recognized in fiscal year 2013.

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

Readers should consider the risks and uncertainties described in the Company's Annual Report on Form 10-K for the year ended February 1, 2014 ("Form 10-K"). Readers should carefully review the Form 10-K in its entirety including, but not limited to, the Company's financial statements and the notes thereto and the risks and uncertainties described in Item 1A - "Risk Factors" of the Form 10-K. Forward-looking statements contained in this Form 10-Q are as of the date of this Form 10-Q. The Company does not undertake to update its forward-looking statements.

General

Stage Stores, Inc. ("Stage Stores" or the "Company") is a Houston, Texas-based specialty department store retailer, which operates under the Bealls, Goody's, Palais Royal, Peebles and Stage nameplates. The Company offers moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family. The Company also offers its merchandise direct-to-consumer through its eCommerce website and Send program. The eCommerce website features assortments of merchandise similar to that found in the Company's stores, as well as products not carried in its stores. The Send program allows customers in the stores to have merchandise shipped directly to their homes if the merchandise is not available in the local store. The Company's principal focus is on consumers in small and mid-sized markets which the Company believes are under-served and less competitive. At May 3, 2014, the Company operated 853 stores located in 40 states.

Steele's, an off-price concept, was launched by the Company on November 1, 2011 and by February 1, 2014 the number of Steele's stores had grown to 35. In the first quarter of 2014, the Company made the decision to divest the Steele's stores in order to focus all of its attention on its core department store business. On March 7, 2014, the Company completed the sale of the Steele's operations. Accordingly, the results of operations of Steele's are reflected in Loss from Discontinued Operations on the Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for all periods presented.

The Company made progress on a number of its key initiatives during the thirteen weeks ended May 3, 2014 (the "current year first quarter"). The Company implemented store-level mark down optimization and continued to make progress on size pack optimization with plans to roll out by year end. During the current year first quarter, the Company installed 13 new Estee Lauder and 13 new Clinique counters and plans to roll out approximately 50 more counters by year end. The Company also opened seven new stores in the current year first quarter and plans to open a total of 20 new stores during 2014.

The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements as included in the Form 10-K.

Results of Operations

The following table sets forth the results of operations as a percentage of sales for the periods indicated:

	Thirteen Weeks Ended (1)
	May 3, 2014	May 4, 2013
Net sales	100.0%	100.0%
Cost of sales and related buying, occupancy and distribution expenses	79.1	75.9
Gross profit	20.9	24.1

Selling, general and administrative expenses	25.8	26.3
Store opening costs	0.2	0.3
Interest expense	0.2	0.2
Loss from continuing operations before income tax	(5.3)	(2.7)

Income tax benefit	(2.0)	(1.0)
Loss from continuing operations	(3.2)	(1.7)
Loss from discontinued operations, net of tax	(1.8)	(0.2)
Net loss	(5.1)%	(1.8)%

(1) Percentages may not foot due to rounding.

Non-GAAP Financial Measures

The following supplemental information presents the results from continuing operations for the first fiscal quarter of 2014 and 2013.  All periods are presented on a basis in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and on a non-U.S. GAAP basis to show earnings with and without charges associated with the South Hill Consolidation. Management believes this supplemental financial information enhances an investor's understanding of the Company's financial performance as it excludes those items which impact comparability of operating trends.  The non-U.S. GAAP financial information should not be considered in isolation or viewed as a substitute for net income, cash flow from operations or other measures of performance as defined by U.S. GAAP.  Moreover, the inclusion of non-U.S. GAAP financial information as used herein is not necessarily comparable to other similarly titled measures of other companies due to the potential inconsistencies in the method of presentation and items considered.  The following tables set forth the supplemental financial information and the reconciliation of U.S. GAAP disclosures to non-U.S. GAAP financial metrics (in thousands, except diluted earnings per share):

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Net loss from continuing operations:
On a U.S. GAAP basis	$(12,046)	$(6,188)
South Hill Consolidation related charges, net of tax of $3,616	—	6,062
On a non-U.S. GAAP basis	$(12,046)	$(126)

Diluted loss per share from continuing operations:
On a U.S. GAAP basis	$(0.38)	$(0.19)
South Hill Consolidation related charges	—	0.19
On a non-U.S. GAAP basis	$(0.38)	$—

Thirteen Weeks Ended May 3, 2014 Compared to Thirteen Weeks Ended May 4, 2013

Sales for the thirteen weeks ended May 3, 2014 of $372.0 million were essentially flat with sales of $372.1 million for the thirteen weeks ended May 4, 2013 (the "prior year first quarter"). Comparable store sales, which are sales in stores that are open for at least 14 full months prior to the reporting period, including eCommerce sales, decreased 0.2% in the current year first quarter compared to a 0.7% increase in the prior year first quarter. Excluding eCommerce sales, comparable store sales decreased 0.3% in the current year first quarter and were flat in the prior year first quarter. The 0.2% decrease in comparable store sales for the current year first quarter reflects a 6.9% decrease in average unit retail and a 0.5% decrease in the number of transactions offset by a 7.2% increase in units per transaction.

On a market population basis, utilizing a ten-mile radius from each store, the small market stores outperformed the larger markets for the current year first quarter. Comparable store sales were flat for the Company's small market stores (populations less than 50,000), while the mid-sized (populations of 50,000 to 150,000) and higher-density market stores (populations greater than 150,000) experienced a comparable store sales decrease of 1.1% and 0.5%, respectively. Geographically, the Northwest, Southwest and Southeast regions performed better than the Company's overall comparable store sales.

On a merchandise category basis, cosmetics, children's, missy sportswear and footwear performed better than the Company's overall comparable store sales for the current year first quarter. The cosmetics line of business benefited from the installation of 13 additional Estee Lauder and 13 additional Clinique counters. Sales of Nike and Carter's brands helped drive the children's business, while missy sportswear and footwear benefited from sales of DKNY and Skechers merchandise, respectively.

The following is a summary of the changes in the components of the cost of sales rate between the current year first quarter and the prior year first quarter, expressed as a percent of sales:

Increase
Merchandise cost of sales rate	3.2%
Buying, occupancy and distribution expenses rate	—
Cost of sales rate	3.2%

Gross profit for the current year first quarter was $77.9 million, a decrease of 13.0% from $89.6 million in the prior year first quarter. Gross profit, as a percent of sales, decreased to 20.9% in the current year first quarter from 24.1% in the prior year first quarter primarily as a result of the highly promotional retail environment and the Company's elevated clearance sales in the current year first quarter as compared to the prior year first quarter. Merchandise cost of sales for the prior year first quarter includes approximately $2.8 million related to the South Hill Consolidation.

Selling, general and administrative ("SG&A") expenses in the current year first quarter decreased $1.8 million to $96.1 million from $97.9 million in the prior year first quarter. As a percent of sales, SG&A expenses decreased to 25.8% in the current year first quarter from 26.3% in the prior year first quarter. SG&A in the prior year first quarter contained one time charges of $6.9 million related to the South Hill Consolidation. The benefit from not having similar charges in the current year first quarter was partially offset by a shift in advertising costs from the prior year second quarter to the current year first quarter associated with the Company's Mother's Day event and higher medical, workers compensation and general liabilities claims expenses during the current year first quarter.

Store opening costs of $0.8 million in the current year first quarter include costs related to the opening of 7 stores.  During the prior year first quarter, the Company incurred $1.0 million in store opening costs related to the opening of 10 new stores. Store opening costs are expensed as incurred and include costs of stores opening in future quarters.

Net interest expense was $0.7 million in the current year first quarter compared to $0.6 million in the prior year first quarter.  Interest expense is primarily comprised of interest on borrowings under the Revolving Credit Facility (see "Liquidity and Capital Resources"), related letters of credit and commitment fees, amortization of debt issuance costs and interest on finance lease obligations.

The Company's effective tax rate for the current year first quarter was 38.7%, resulting in an estimated tax benefit from continuing operations of $7.6 million.  This compares to an effective tax rate of 37.4% and income tax benefit from continuing operations of $3.7 million in the prior year first quarter.

Loss from discontinued operations, net of the tax benefit of $4.3 million, was $6.7 million in the current year first quarter compared to $0.7 million, net of the tax benefit of $0.4 million, in the prior year first quarter. The loss from discontinued operations in the current year first quarter includes the loss on the sale of the Steele's operations of $9.7 million before tax.

As a result of the foregoing, the Company had a net loss of $18.8 million for the current year first quarter as compared to net loss of $6.9 million for the prior year first quarter.

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

Key components of the Company's cash flows for the current year and the prior year are summarized below (in thousands):

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Net cash provided by (used in):
Operating activities	$(6,122)	$(34,779)
Investing activities	(13,317)	(16,809)
Financing activities	29,038	60,249

Operating Activities

During the current year, the Company used $6.1 million in cash from operating activities. Net loss, adjusted for non-cash expenses, provided cash of approximately $2.0 million. Changes in operating assets and liabilities used net cash of approximately $6.5 million, which included a $15.1 million increase in merchandise inventories primarily due to the seasonal build and the strategic investments in cosmetics, partly offset by the reduction associated with the sale of the Steele's operations, and an increase in other assets of $8.5 million. These increases were partially offset by an increase in accounts payable and other liabilities of $17.2 million. Additionally, cash flows from operating activities included construction allowances from landlords of $2.4 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

During the prior year, the Company used $34.8 million in cash from operating activities. Net loss, adjusted for non-cash expenses, provided cash of approximately $10.1 million.  Changes in operating assets and liabilities used net cash of approximately $45.9 million, which included a $38.7 million increase in merchandise inventories primarily due to planned investments in inventory and the seasonal build of inventories, and an increase in other assets of $7.5 million. These increases were partially offset by an increase in accounts payable and other liabilities of $0.4 million. Additionally, cash flows from operating activities included construction allowances from landlords of $1.0 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

Investing Activities

Capital expenditures were $14.7 million in the current year as compared to $16.8 million in the prior year. For the current year, the Company opened 7 new stores and relocated one store, as compared to 10 new stores in the prior year. As noted above, the Company received construction allowances from landlords of $2.4 million in the current year and $1.0 million in the prior year to fund a portion of the capital expenditures related to store leasehold improvements in new and relocated stores. These funds are recorded as a deferred rent credit on the balance sheet and are recognized as an offset to rent expense over the lease term commencing with the date the allowances are earned.

Management currently estimates that capital expenditures in 2014, net of construction allowances to be received from landlords, will be approximately $60 million. The expenditures will principally be for the opening of new stores, store expansions, relocations and remodels and investments in technology.

Financing Activities

The Company has a $250.0 million senior secured revolving credit facility that matures on June 30, 2016 (the "Revolving Credit Facility"). The Revolving Credit Facility includes an uncommitted accordion feature to increase the size of the facility to $350.0 million. The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures and other general corporate purposes. Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility. The daily interest rates under the Revolving Credit Facility are determined by a prime rate or LIBOR, plus an applicable margin, as set forth in the Revolving Credit Facility agreement. For the thirteen weeks ended May 3, 2014, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 1.72% and $61.4 million, respectively.

The Company also issues letters of credit under the Revolving Credit Facility to support certain merchandise purchases and to collateralize retained risks and deductibles under various insurance programs. At May 3, 2014, the Company had outstanding letters of credit totaling approximately $4.9 million. These letters of credit expire within twelve months of issuance. Excess borrowing availability under the Revolving Credit Facility at May 3, 2014, net of letters of credit outstanding, outstanding borrowings and accrued interest of $0.1 million, was $159.3 million.

The Revolving Credit Facility agreement contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions. The Revolving Credit Facility agreement also contains a fixed charge coverage ratio covenant in the event excess availability is below a defined threshold or an event of default has occurred. At May 3, 2014, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility agreement and expects to remain in compliance during fiscal year 2014.

The Company currently pays a cash dividend of $0.125 cents per share on its common stock. On May 22, 2014, the Company's Board of Directors declared a quarterly cash dividend of $0.125 per share of common stock, payable on June 18, 2014 to shareholders of record at the close of business on June 3, 2014. In the current year, the Company has paid cash dividends totaling $4.0 million.

While there can be no assurances, management believes that there should be sufficient liquidity to cover both the Company's short-term and long-term funding needs. The Company anticipates that it has adequate cash flows to cover its working capital needs, planned capital expenditures and debt service requirements for the remainder of 2014 and the foreseeable future.

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

Management of the Company, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures and concluded that the Company's disclosure controls and procedures were effective as of May 3, 2014.

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

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There were no changes in the Company's internal control over financial reporting during the quarter ended May 3, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                                        LEGAL PROCEEDINGS

During the current year first quarter ended May 3, 2014, the Company did not have any material legal proceedings brought against it, its subsidiary or their properties.

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

The table below sets forth information regarding the Company's repurchases of its common stock during the current year first quarter:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

February 2, 2014 to March 1, 2014	1,371	$19.20	—	$99,938,428

March 2, 2014 to April 5, 2014	67,134	24.40	—	$99,938,428

April 6, 2014 to May 3, 2014	13,479	21.50	—	$99,938,428

Total	81,984	$23.84	—

(1)	Although the Company did not repurchase any of its common stock during the current year first quarter under the 2011 Stock Repurchase Program:

•
The Company reacquired 80,258 shares of common stock from certain employees to cover tax withholding obligations from exercises of Stock Appreciation Rights and the vesting of restricted stock and performance shares at a weighted average acquisition price of $23.88 per share; and

•
The trustee of the grantor trust established by the Company for the purpose of holding assets under the Company's Deferred Compensation Plan (the "Plan") purchased an aggregate of 1,726 shares of the Company's common stock in the open market at a weighted average price of $21.99 in connection with the Company Stock Investment Option under the Plan and in connection with the reinvestment of dividends paid on the Company's common stock held in trust in the Plan.

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

10.1*#
Amendment No. Two to Amended and Restated Private Label Credit Card Plan Agreement dated as of February 13, 2014 Between World Financial Network Bank (now Comenity Bank) and Stage Stores, Inc. and Specialty Retailers, Inc.

10.2*†	Employment Agreement between Stephen Parsons and Stage Stores, Inc. dated April 28, 2014.

24.1*	Power of Attorney: Executive Officer (William E. Gentner - Section 16 Filer).

24.2*	Power of Attorney: Executive Officer (Stephen B. Parsons - Section 16 Filer).

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________________________________________

*	Filed electronically herewith.
†	Management contract or compensatory plan or agreement.
#	Certain confidential portions marked with a [****] have been omitted pursuant to a confidential treatment request that has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAGE STORES, INC.

June 10, 2014	/s/ Michael L. Glazer
(Date)	Michael L. Glazer
President and Chief Executive Officer
(Principal Executive Officer)

June 10, 2014	/s/ Oded Shein
(Date)	Oded Shein
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)