Form 10-Q
period 2014-08-02
STAGE STORES INC
filed 2014-09-11
CIK 6885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2014

or

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

As of September 3, 2014, there were 31,793,477 shares of the registrant's common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.                          FINANCIAL STATEMENTS

Stage Stores, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(Unaudited)

	August 2, 2014	February 1, 2014
ASSETS
Cash and cash equivalents	$26,094	$14,762
Merchandise inventories, net	451,465	434,407
Prepaid expenses and other current assets	48,368	40,082
Total current assets	525,927	489,251

Property, equipment and leasehold improvements, net of accumulated depreciation of $554,438 and $537,752, respectively	280,903	282,534
Intangible asset	14,910	14,910
Other non-current assets, net	24,112	24,142
Total assets	$845,852	$810,837

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$125,480	$125,707
Accrued expenses and other current liabilities	69,796	69,549
Total current liabilities	195,276	195,256

Long-term debt obligations	107,415	60,871
Other long-term liabilities	96,666	100,266
Total liabilities	399,357	356,393

Commitments and contingencies	—	—

Common stock, par value $0.01, 100,000 shares authorized, 31,789 and 31,222 shares issued, respectively	318	312
Additional paid-in capital	391,678	384,295
Less treasury stock - at cost, 0 and 0 shares, respectively	(855)	(967)
Accumulated other comprehensive loss	(4,493)	(4,616)
Retained earnings	59,847	75,420
Total stockholders' equity	446,495	454,444
Total liabilities and stockholders' equity	$845,852	$810,837

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013

Net sales	$377,446	$389,991	$749,486	$762,094
Cost of sales and related buying, occupancy and distribution expenses	265,106	274,416	559,205	556,890
Gross profit	112,340	115,575	190,281	205,204

Selling, general and administrative expenses	93,108	97,489	189,162	195,436
Store opening costs	224	122	1,032	1,097
Interest expense	755	708	1,479	1,294
Income (loss) from continuing operations before income tax	18,253	17,256	(1,392)	7,377

Income tax expense (benefit)	7,061	6,424	(538)	2,733
Income (loss) from continuing operations	11,192	10,832	(854)	4,644
Loss from discontinued operations, net of tax benefit of $0, $716, $4,257 and $1,114 respectively	—	(1,225)	(6,748)	(1,893)
Net income (loss)	$11,192	$9,607	$(7,602)	$2,751

Other comprehensive income:
Amortization of employee benefit related costs, net of tax of $38, $58, $76 and $116, respectively	$61	$94	123	189
Total other comprehensive income	61	94	123	189
Comprehensive income (loss)	$11,253	$9,701	$(7,479)	$2,940

Basic earnings (loss) per share data:
Continuing operations	$0.35	$0.33	$(0.03)	$0.14
Discontinued operations	—	(0.04)	(0.21)	(0.06)
Basic earnings (loss) per share	$0.35	$0.29	$(0.24)	$0.08
Basic weighted average shares outstanding	31,757	32,762	31,624	32,534

Diluted earnings (loss) per share data:
Continuing operations	$0.35	$0.32	$(0.03)	$0.14
Discontinued operations	—	(0.03)	(0.21)	(0.06)
Diluted earnings (loss) per share	$0.35	$0.29	$(0.24)	$0.08
Diluted weighted average shares outstanding	31,825	33,073	31,624	32,908

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended
	August 2, 2014	August 3, 2013
Cash flows from operating activities:
Net income (loss)	$(7,602)	$2,751
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, amortization and impairment of long-lived assets	31,261	30,664
Loss on retirements of property, equipment and leasehold improvements	655	261
Deferred income taxes	(262)	70
Tax benefit from stock-based compensation	126	1,779
Stock-based compensation expense	4,436	4,025
Amortization of debt issuance costs	150	129
Excess tax benefits from stock-based compensation	(826)	(1,998)
Deferred compensation obligation	(112)	197
Amortization of employee benefit related costs	199	305
Construction allowances from landlords	2,756	1,418
Changes in operating assets and liabilities:
Increase in merchandise inventories	(17,058)	(28,322)
Increase in other assets	(8,416)	(11,764)
Decrease in accounts payable and other liabilities	(7,396)	(344)
Total adjustments	5,513	(3,580)
Net cash used in operating activities	(2,089)	(829)

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(30,286)	(29,937)
Proceeds from disposal of assets	1,448	11
Net cash used in investing activities	(28,838)	(29,926)

Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	227,365	214,725
Payments of revolving credit facility borrowings	(179,600)	(169,650)
Payments of long-term debt obligations	(1,412)	(363)
Payments of debt issuance costs	—	(125)
Payments for stock related compensation	(1,989)	(2,165)
Proceeds from exercise of stock awards	5,040	9,949
Excess tax benefits from stock-based compensation	826	1,998
Cash dividends paid	(7,971)	(7,405)
Net cash provided by financing activities	42,259	46,964
Net increase in cash and cash equivalents	11,332	16,209

Cash and cash equivalents:
Beginning of period	14,762	17,937
End of period	$26,094	$34,146

Supplemental disclosures including non-cash investing and financing activities:
Interest paid	$1,380	$1,087
Income taxes paid	$6,459	$21,635
Unpaid liabilities for capital expenditures	$6,355	$5,230

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Condensed Consolidated Statement of Stockholders' Equity
For the Six Months Ended August 2, 2014
(in thousands, except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings
	Shares	Amount		Shares	Amount			Total

Balance at February 1, 2014	31,222	$312	$384,295	—	$(967)	$(4,616)	$75,420	$454,444

Net loss	—	—	—	—	—	—	(7,602)	(7,602)
Other comprehensive income	—	—	—	—	—	123	—	123
Dividends on common stock, $0.25 per share	—	—	—	—	—	—	(7,971)	(7,971)
Deferred compensation	—	—	(112)	—	112	—	—	—
Issuance of equity awards, net	567	6	5,034	—	—	—	—	5,040
Tax withholdings paid for net settlement of stock awards	—	—	(2,101)	—	—	—	—	(2,101)
Stock-based compensation expense	—	—	4,436	—	—	—	—	4,436
Tax benefit from stock-based compensation	—	—	126	—	—	—	—	126

Balance at August 2, 2014	31,789	$318	$391,678	—	$(855)	$(4,493)	$59,847	$446,495

The accompanying notes are an integral part of these financial statements.

Stage Stores, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.            Basis of Presentation

The accompanying Condensed Consolidated Financial Statements (Unaudited) of Stage Stores, Inc. and its subsidiary ("Stage Stores" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. Those adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The Condensed Consolidated Financial Statements (Unaudited) should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto filed with Stage Stores' Annual Report on Form 10-K for the year ended February 1, 2014.

References to a particular year are to Stage Stores' fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year. For example, a reference to "2013" is a reference to the fiscal year ended February 1, 2014 and a reference to "2014" is a reference to the fiscal year ending January 31, 2015. References to the "three months ended August 2, 2014" pertain to the thirteen weeks ended August 2, 2014, and references to the "three months ended August 3, 2013" pertain to the thirteen weeks ended August 3, 2013. References to the "six months ended August 2, 2014" pertain to the twenty-six weeks ended August 2, 2014, and references to the "six months ended August 3, 2013" pertain to the twenty-six weeks ended August 3, 2013.

Stage Stores, Inc., a Houston, Texas-based retailer, operates primarily in small and mid-sized towns and communities. Its stores, which operate under the BEALLS, GOODY’S, PALAIS ROYAL, PEEBLES and STAGE nameplates, offer moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family. As of August 2, 2014, the Company operated 850 stores located in 40 states. The Company also offers its merchandise direct-to-consumer through its eCommerce website and Send program. The eCommerce website features assortments of merchandise similar to that found in the Company's stores, as well as products not carried in its stores. The Send program allows customers in the stores to have merchandise shipped directly to their homes if the merchandise is not available in the local store.

Recent Accounting Standards. In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for reporting discontinued operations and also requires additional disclosures about discontinued operations. For public companies, the standard is effective prospectively for disposals that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The Company has decided not to early adopt this ASU.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update will be effective for the Company retrospectively beginning in the first quarter of fiscal 2017 with early adoption not permitted. The Company is evaluating the impact of this ASU on its financial statements.

2.             Discontinued Operations

In the first quarter of 2014, the Company made the decision to divest its Steele's stores, an off-price concept the Company had launched in November 2011, in order to focus all of its attention on its core department store business. On March 7, 2014, the Company completed the sale of the Steele's operations. Accordingly, the results of operations of Steele's are reflected in Loss from Discontinued Operations on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for all periods presented.

The following table summarizes the revenues and pre-tax loss of Steele's, which includes the loss on the sale of Steele's of $9.7 million, for each period presented (in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013

Net sales	$—	$5,340	$2,414	$11,874

Pre-tax loss from discontinued operations	—	1,941	11,005	3,007

There were no assets or liabilities related to Steele’s included in the Condensed Consolidated Balance Sheet (unaudited) as of August 2, 2014. The carrying values of the major assets and liabilities related to Steele’s included in the Consolidated Balance Sheet as of February 1, 2014 were as follows (in thousands):

February 1, 2014
Merchandise inventories, net	$10,498
Property, equipment and leasehold improvements, net	732
Other assets	442
Liabilities	809

3.            Stock-Based Compensation

As approved by the Company's shareholders, the Company established the Amended and Restated 2001 Equity Incentive Plan (the "2001 Equity Incentive Plan") and the Second Amended and Restated 2008 Equity Incentive Plan (the "2008 Equity Incentive Plan" and collectively with the 2001 Equity Incentive Plan, the "Equity Incentive Plans") to reward, retain and attract key personnel. The Equity Incentive Plans provide for grants of nonqualified or incentive stock options, stock appreciation rights ("SARs"), performance shares or units, stock units and stock grants. To fund the 2001 Equity Incentive Plan and 2008 Equity Incentive Plan, 12,375,000 and 4,550,000 shares of the Company's common stock were reserved for issuance upon exercise of awards, respectively.

The following table summarizes stock-based compensation expense by type of grant for each period presented (in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Stock options and SARs	$195	$466	$337	$796
Non-vested stock	1,464	921	2,396	1,972
Performance shares	1,151	659	1,703	1,257
Total compensation expense	2,810	2,046	4,436	4,025
Related tax benefit	(1,057)	(745)	(1,668)	(1,489)
	$1,753	$1,301	$2,768	$2,536

As of August 2, 2014, the Company had unrecognized compensation cost of $21.2 million related to stock-based compensation awards granted. That cost is expected to be recognized over a weighted average period of 2.5 years.

Stock Options and SARs

The Company historically granted nonqualified stock options and SARs to its employees. The right to exercise stock options and SARs generally vests over four years from the date of grant, with 25% vesting at the end of each of the first four years following the date of grant. Stock options and SARs are settled by issuance of common stock. Stock options issued prior to January 29, 2005 will generally expire, if not exercised, within ten years from the date of the grant, while stock options and SARs granted after that date will generally expire, if not exercised, within seven years from the date of grant. No stock options or SARs were granted during the six months ended August 2, 2014 or August 3, 2013.

The following table summarizes information about stock options and SARs outstanding under the Equity Incentive Plans as of August 2, 2014 and changes during the six months ended August 2, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 1, 2014	1,062,851	$16.52
Exercised	(529,793)	16.50
Forfeited	(51,008)	17.90
Outstanding at August 2, 2014	482,050	$16.39	2.6	$966

Vested or expected to vest at August 2, 2014	466,147	$16.32	2.5	$964

Exercisable at August 2, 2014	402,537	$15.96	2.3	$953

The following table summarizes information about non-vested stock options and SARs outstanding as of August 2, 2014 and changes during the six months ended August 2, 2014:

Stock Options/SARs	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at February 1, 2014	292,075	$7.97
Vested	(197,187)	7.68
Forfeited	(15,375)	8.59
Non-vested at August 2, 2014	79,513	$8.57

The aggregate intrinsic value of stock options and SARs, defined as the amount by which the market price of the underlying stock on the date of exercise exceeds the exercise price of the award, exercised during the six months ended August 2, 2014 and August 3, 2013, was $3.5 million and $5.6 million, respectively.

Non-vested Stock

The Company grants shares of non-vested stock to its employees and non-management directors. The non-vested stock converts one for one to common stock at the end of the vesting period at no cost to the recipient. The vesting period of the non-vested stock ranges from one to four years from the date of grant.

The following table summarizes information about non-vested stock granted by the Company as of August 2, 2014 and changes during the six months ended August 2, 2014:

Non-vested Stock	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at February 1, 2014	652,459	$20.40
Granted	334,354	23.11
Vested	(245,323)	19.90
Forfeited	(55,720)	21.28
Outstanding at August 2, 2014	685,770	$21.83

The aggregate intrinsic value of non-vested stock that vested during the six months ended August 2, 2014 was $5.5 million. The payment of the employees' tax liability for a portion of the vested shares was satisfied by withholding shares with a fair value equal to the tax liability. As a result, the actual number of shares issued was 182,156.

Performance Shares

The Company grants performance shares to members of senior management, at no cost to the recipient, as a means of rewarding them for the Company's long-term performance based on shareholder return performance measures.  The actual number of shares that may be issued if earned ranges from zero to two times the number of granted shares outstanding as reflected in the table below. The actual number of shares issued is determined by the Company's shareholder return performance relative to a specific group of companies over a three-year performance cycle. Compensation expense, which is recorded ratably over the vesting period, is based on the fair value at grant date and the anticipated number of shares of the Company's common stock, which is determined on a Monte Carlo probability model.  Grant recipients do not have any shareholder rights until the granted shares have been issued.

The following table summarizes information about the performance shares that remain outstanding as of August 2, 2014:

Period Granted	Target Shares Outstanding at February 1, 2014	Target Shares Granted	Target Shares Vested	Target Shares Forfeited	Target Shares Outstanding at August 2, 2014	Weighted Average Grant Date Fair Value Per Share
2012	198,200	—	(8,300)	(20,800)	169,100	$18.04
2013	151,250	—	(9,941)	(23,059)	118,250	33.81
2014	—	168,445	—	—	168,445	33.84
Total	349,450	168,445	(18,241)	(43,859)	455,795

During the six months ended August 2, 2014, 16,620 shares vested related to the 2011 performance share grant. The aggregate intrinsic value of shares that vested during the six months ended August 2, 2014 was $0.8 million. The payment of the recipients' tax liability for shares that vested during the six months ended August 2, 2014 of approximately $0.2 million was satisfied by withholding shares with a fair value equal to the tax liability. As a result, the actual number of shares issued was 24,508.

4.            Debt Obligations

Debt obligations as of August 2, 2014 and February 1, 2014 consist of the following (in thousands):

	August 2, 2014	February 1, 2014
Revolving Credit Facility	$103,160	$55,395
Finance lease obligations	5,165	5,584
Other financing	1,253	2,246
Total debt obligations	109,578	63,225
Less: Current portion of debt obligations	2,163	2,354
Long-term debt obligations	$107,415	$60,871

The Company has a $250.0 million senior secured revolving credit facility that matures on June 30, 2016 (the "Revolving Credit Facility"). The Revolving Credit Facility includes an uncommitted accordion feature to increase the size of the facility to $350.0 million. The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures and other general corporate purposes. Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility. The daily interest rates under the Revolving Credit Facility are determined by a prime rate or LIBOR, plus an applicable margin, as set forth in the Revolving Credit Facility agreement. For the six months ended August 2, 2014, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 1.70% and $77.8 million, respectively.

The Company also issues letters of credit under the Revolving Credit Facility to support certain merchandise purchases and to collateralize retained risks and deductibles under various insurance programs. At August 2, 2014, the Company had outstanding letters of credit totaling approximately $9.6 million. These letters of credit expire within twelve months of issuance. Excess borrowing availability under the Revolving Credit Facility at August 2, 2014, net of letters of credit outstanding, outstanding borrowings and accrued interest of $0.1 million, was $137.1 million.

The Revolving Credit Facility agreement contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions. The Revolving Credit Facility agreement also contains a fixed charge coverage ratio covenant in the event excess availability is below a defined threshold or an event of default has occurred. At August 2, 2014, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility agreement and expects to remain in compliance during fiscal year 2014.

5.            Earnings per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the measurement period.  Diluted earnings per share is computed using the weighted average number of common shares as well as all potentially dilutive common share equivalents outstanding during the measurement period. For the six months ended August 2, 2014, 113,523 shares were attributable to stock options, SARs and non-vested stock grants that would have been considered dilutive securities but were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive due to the net loss for the period.

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

The following tables show the computation of basic and diluted earnings per share from continuing operations for each period presented (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Basic EPS from continuing operations:
Income (loss) from continuing operations	$11,192	$10,832	$(854)	$4,644
Less: Allocation of earnings to participating securities	(152)	(154)	—	(68)
Net income (loss) from continuing operations allocated to common shares	11,040	10,678	(854)	4,576

Basic weighted average shares outstanding	31,757	32,762	31,624	32,534
Basic EPS from continuing operations	$0.35	$0.33	$(0.03)	$0.14

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Diluted EPS from continuing operations:
Income (loss) from continuing operations	$11,192	$10,832	$(854)	$4,644
Less: Allocation of earnings to participating securities	(152)	(153)	—	(68)
Net income (loss) from continuing operations allocated to common shares	11,040	10,679	(854)	4,576

Basic weighted average shares outstanding	31,757	32,762	31,624	32,534
Add: Dilutive effect of stock awards	68	311	—	374
Diluted weighted average shares outstanding	31,825	33,073	31,624	32,908
Diluted EPS from continuing operations	$0.35	$0.32	$(0.03)	$0.14

The following table illustrates the number of stock options and SARs that were outstanding, but not included in the computation of diluted earnings per share because the exercise price of the stock options and SARs was greater than the average market price of the Company's common shares for each period presented (in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Number of anti-dilutive stock options and SARs outstanding	218	115	250	93

6.            Stockholders' Equity

On June 11, 2014, the Company announced that its Board of Directors (the "Board") approved a 12% increase in the Company's quarterly cash dividend rate to $0.14 per share from the previous quarterly rate of $0.125 per share. The quarterly rate of $0.14 per share is applicable to dividends declared by the Board beginning August 21, 2014. During the six months ended August 2, 2014, the Company paid cash dividends totaling $8.0 million. On August 21, 2014, the Company's Board of Directors declared a quarterly cash dividend of $0.14 per share of common stock, payable on September 17, 2014 to shareholders of record at the close of business on September 2, 2014.

7.            Retirement Plan

The Company sponsors a frozen defined benefit plan. The components of pension cost for each period presented are as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Employer service cost	$54	$90	$106	$180
Interest cost	423	432	846	862
Expected return on plan assets	(535)	(560)	(1,068)	(1,119)
Net loss amortization	99	152	199	305
Net periodic pension cost	$41	$114	$83	$228

The Company's funding policy is to make contributions to maintain the minimum funding requirements for its pension obligations in accordance with the Employee Retirement Income Security Act. The Company may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover the short-term liquidity needs of the plan in order to maintain current invested positions. No contributions were made by the Company during the six months ended August 2, 2014.

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

The following tables present the Company's financial assets and liabilities measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets (Unaudited) (in thousands):

	August 2, 2014
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (1)(2)	$20,881	$20,881	$—	$—

	February 1, 2014
		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (1)(2)	$21,023	$21,023	$—	$—

Accrued expenses and other current liabilities:
Deferred non-employee director equity compensation plan liability (2)	$226	$226	$—	$—

(1)	The Company has recorded in other long-term liabilities amounts related to these assets for the amount due to participants corresponding in value to the securities held in the grantor trust.

(2)
Using the market approach, the fair values of these items represent quoted market prices multiplied by the quantities held. Net gains and losses related to the changes in fair value in the assets and liabilities under the various deferred compensation plans are recorded in selling, general and administrative expenses and were nil for the six months ended August 2, 2014 and for the fiscal year ended February 1, 2014.

The following table shows the Company's non-financial assets measured at fair value on a nonrecurring basis in the Condensed Consolidated Balance Sheets (Unaudited) (in thousands):

	August 2, 2014
		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Store property, equipment and leasehold improvements (3)	$350	$—	$—	$350

	February 1, 2014
		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Store property, equipment and leasehold improvements (3)	$4,562	$—	$—	$4,562

(3)
In accordance with ASC No. 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, using an undiscounted cash flow model, the Company identified certain stores whose cash flow trends indicated that the carrying value of store property, equipment and leasehold improvements may not be fully recoverable and recognized impairment charges to reflect the assets at fair value. The Company uses a discounted cash flow model to determine the fair value of its impaired assets. Key assumptions in determining future cash flows include, among other things, expected future operating performance and changes in economic conditions. Impairment charges of $0.4 million recognized during the six months ended August 2, 2014 and $0.6 million recognized during fiscal year 2013 are recorded in cost of sales and related buying, occupancy and distribution expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited). In addition, approximately $7.4 million of impairment charges for Steele's were recognized in fiscal year 2013.

Financial instruments not measured at fair value are cash and cash equivalents, payables and debt obligations. The Company believes that the Revolving Credit Facility approximates fair value since interest rates are adjusted to reflect current rates.

9.             South Hill Consolidation

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

The South Hill Consolidation was completed during 2013 and all liabilities related to the consolidation have been paid. Total expenses associated with the South Hill Consolidation for the six months ended August 3, 2013 were $9.0 million. The costs, which were primarily for severance and transitional payroll and related benefits, recruiting and relocation costs, and visual presentation supplies and other, were recorded in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). Merchandise cost of sales for the six months ended August 3, 2013 also included approximately $7.2 million related to the South Hill Consolidation due to inventory liquidation costs associated with discontinued vendors and merchandise and advertising allowances deferred in inventory.

During 2013, the Company committed to a plan to sell the building which housed its former South Hill operations. Accordingly, the disposal group with a carrying value of $0.6 million has been reclassified as held for sale and included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet as of August 2, 2014.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Concerning Forward-Looking Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 ("Act") provides a safe harbor for forward-looking statements to encourage companies to provide prospective information, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statements. The Company wishes to take advantage of the "safe harbor" provisions of the Act.

Certain statements in this report are forward-looking statements within the meaning of the Act, and such statements are intended to qualify for the protection of the safe harbor provided by the Act. The words "anticipate," "estimate," "expect," "objective," "goal," "project," "intend," "plan," "believe," "will," "should," "may," "target," "forecast," "guidance," "outlook," and similar expressions generally identify forward-looking statements. Similarly, descriptions of the Company’s objectives, strategies, plans, goals or targets are also forward-looking statements. Forward-looking statements relate to the expectations of management as to future occurrences and trends, including statements expressing optimism or pessimism about future operating results or events and projected sales, earnings, capital expenditures and business strategy.

Forward-looking statements are based upon a number of assumptions and factors concerning future conditions that may ultimately prove to be inaccurate and could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements that are made herein and in other reports and releases are not guarantees of future performance and actual results may differ materially from those discussed in such forward-looking statements as a result of various factors. These factors include, but are not limited to, the ability of the Company to maintain normal trade terms with vendors, the ability of the Company to comply with the various covenant requirements contained in the Revolving Credit Facility agreement, the demand for apparel, and other factors. The demand for apparel and sales volume can be affected by significant changes in economic conditions, including an economic downturn, employment levels in the Company's markets, consumer confidence, energy and gasoline prices and other factors influencing discretionary consumer spending. Other factors affecting the demand for apparel and sales volume include unusual weather patterns, an increase in the level of competition in the Company's market areas, competitors' marketing strategies, changes in fashion trends, changes in the average cost of merchandise purchased for resale, availability of product on normal payment terms and the failure to achieve the expected results of the Company's merchandising and marketing plans as well as its store opening plans. Additional assumptions, factors and risks concerning future conditions are discussed in the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended February 1, 2014 ("10-K"), and may be discussed from time to time in the Company’s other filings with the SEC, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K Most of these factors are difficult to predict accurately and are generally beyond the Company's control.

Forward-looking statements are and will be based upon management’s then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. Although management believes the expectations expressed in forward-looking statements are based on reasonable assumptions within the bounds of our knowledge, forward-looking statements, by their nature, involve risks, uncertainties and other factors, any one or a combination of which could materially affect our business, financial condition, results of operations or liquidity.

Readers should carefully review the Form 10-K in its entirety including, but not limited to, the Company's financial statements and the notes thereto and the risks and uncertainties described in Item 1A - "Risk Factors" of the Form 10-K. This report should be read in conjunction with the Form 10-K, and you should consider all of these risks, uncertainties and other factors carefully in evaluating forward-looking statements.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they are made. The Company undertakes no obligation to publicly update forward-looking statements whether as a result of new information, future events or otherwise. Readers are advised, however, to consult any further disclosures the Company makes on related subjects in our public announcements and SEC filings.

General

Stage Stores, Inc., a Houston, Texas-based retailer, operates primarily in small and mid-sized towns and communities. Its stores, which operate under the Bealls, Goody's, Palais Royal, Peebles and Stage nameplates, offer moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics and footwear for the entire family. The Company also offers its merchandise direct-to-consumer through its eCommerce website and Send program. The eCommerce website features assortments of merchandise similar to that found in the Company's stores, as well as products not carried in its stores. The Send program allows customers in the stores to have merchandise shipped directly to their homes if the merchandise is not available in the local store. At August 2, 2014, the Company operated 850 stores located in 40 states.

In the first quarter of 2014, the Company made the decision to divest its Steele's stores, an off-price concept the Company had launched in November 2011, in order to focus all of its attention on its core department store business. On March 7, 2014, the Company completed the sale of the Steele's operations. Accordingly, the results of operations of Steele's are reflected in Loss from Discontinued Operations on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for all periods presented.

The Company made progress on a number of its key initiatives during the six months ended August 2, 2014. The Company installed 21 new Estee Lauder and 21 new Clinique counters and plans to add additional counters in more than 50 stores by year end. The Company opened 7 new stores during the six months ended August 2, 2014 and plans to open an additional 11 stores during 2014. The Company implemented store-level mark down optimization and continued to make progress on size pack optimization with plans to roll out by year end. The Company also continued to make enhancements to its eCommerce website, continued to roll out its new prototype fixtures package and made final preparations for the mid-third quarter relaunch of its home assortments.

The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements as included in the Form 10-K.

Results of Operations

The following table sets forth the results of operations as a percentage of sales for the periods presented:

	Three Months Ended (1)		Six Months Ended (1)
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and related buying, occupancy and distribution expenses	70.2	70.4	74.6	73.1
Gross profit	29.8	29.6	25.4	26.9

Selling, general and administrative expenses	24.7	25.0	25.2	25.6
Store opening costs	0.1	—	0.1	0.1
Interest expense	0.2	0.2	0.2	0.2
Income (loss) from continuing operations before income tax	4.8	4.4	(0.2)	1.0
Income tax expense (benefit)	1.9	1.6	(0.1)	0.4
Income (loss) from continuing operations	3.0	2.8	(0.1)	0.6
Loss from discontinued operations, net of tax	—	(0.3)	(0.9)	(0.2)
Net income (loss)	3.0%	2.5%	(1.0)%	0.4%

(1) Percentages may not foot due to rounding.

Non-GAAP Financial Measures

The following supplemental information presents the results from operations for the three and six months ended August 2, 2014 and August 3, 2013.  All periods are presented on a basis in conformity with accounting principles generally accepted in the United States of America ("GAAP") and on a non-GAAP basis to show earnings with and without charges associated with the South Hill Consolidation. Management believes this supplemental financial information enhances an investor's understanding of the Company's financial performance as it excludes those items which impact comparability of operating trends.  The non-GAAP financial information should not be considered in isolation or viewed as a substitute for net income, cash flow from operations or other measures of performance as defined by GAAP.  Moreover, the inclusion of non-GAAP financial information as used herein is not necessarily comparable to other similarly titled measures of other companies due to the potential inconsistencies in the method of presentation and items considered.  The following tables set forth the supplemental financial information and the reconciliation of GAAP disclosures to non-GAAP financial metrics (in thousands, except diluted earnings per share):

	Three Months Ended			Six Months Ended
	August 2, 2014	August 3, 2013		August 2, 2014	August 3, 2013

GAAP net income (loss)	$11,192	$9,607		$(7,602)	$2,751
Loss from discontinued operations	—	1,225		6,748	1,893
Income (loss) from continuing operations	$11,192	$10,832		$(854)	$4,644
South Hill Consolidation related charges, net of tax of $2,367 and $5,983, respectively	—	4,104		—	10,166
Adjusted net income (loss)	$11,192	$14,936		$(854)	$14,810

GAAP diluted earnings (loss) per share	$0.35	$0.29		$(0.24)	$0.08
Loss from discontinued operations	—	0.03		0.21	0.06
Income (loss) from continuing operations	$0.35	$0.32		$(0.03)	$0.14
South Hill Consolidation related charges	—	0.12		—	0.31
Adjusted diluted earnings (loss) per share	$0.35	$0.45	(1)	$(0.03)	$0.45

(1) EPS does not foot due to rounding.

Three Months Ended August 2, 2014 Compared to Three Months Ended August 3, 2013

Sales for the three months ended August 2, 2014 of $377.4 million decreased $12.6 million, or 3.2%, from $390.0 million for the three months ended August 3, 2013. Comparable store sales, which are sales in stores that are open for at least 14 full months prior to the reporting period, including eCommerce sales, decreased 4.2% in the three months ended August 2, 2014 compared to a 1.7% increase in the three months ended August 3, 2013. Excluding eCommerce sales, comparable store sales decreased 4.5% in the three months ended August 2, 2014 compared to a 1.2% increase in the three months ended August 3, 2013. For the three months ended August 2, 2014, the sales mix was more weighted toward regular priced merchandise, which helped drive a 2.1% increase in average unit retail. The 4.2% decrease in comparable store sales reflects a decline in number of transactions, partially offset by the increase in average unit retail and an increase in the units per transaction.

Sales performance for the three months ended August 2, 2014 was relatively consistent across market sizes and geographies. On a market population basis, utilizing a ten-mile radius from each store, the small market stores (populations less than 50,000), mid-sized market stores (populations of 50,000 to 150,000) and higher-density market stores (populations greater than 150,000) for the three months ended August 2, 2014 had comparable store sales decreases of 4.2%, 5.3% and 4.9%, respectively.

On a merchandise category basis, cosmetics was the best performing category due to the ongoing growth in Clinique and Estee Lauder. Other areas of strength were the core back-to-school businesses such as children's and footwear, which are brand dominated by Carter's, Nike and Sketchers. The Company also had positive comparable sales in its juniors business.

The following is a summary of the changes in the components of the cost of sales rate between the three months ended August 2, 2014 and the three months ended August 3, 2013, expressed as a percent of sales:

Increase (Decrease)
Merchandise cost of sales rate	(1.0)%
Buying, occupancy and distribution expenses rate	0.8
Cost of sales rate	(0.2)%

Gross profit for the three months ended August 2, 2014 was $112.3 million, a decrease of $3.3 million or 2.8%, from $115.6 million for the three months ended August 3, 2013. Gross profit, as a percent of sales, increased to 29.8% for the three months ended August 2, 2014 from 29.6% for the three months ended August 3, 2013. The decrease in merchandise cost of sales rate reflects the impact in the three months ended August 3, 2013 of approximately $4.4 million, or 1.1% of sales, related to the South Hill Consolidation due to inventory liquidation costs associated with discontinued vendors and merchandise and advertising allowances deferred in inventory. The increase in the buying, occupancy and distribution expense rate is a result of deleveraging from lower sales in the three months ended August 2, 2014 compared to the three months ended August 3, 2013.

Selling, general and administrative ("SG&A") expenses for the three months ended August 2, 2014 decreased $4.4 million to $93.1 million from $97.5 million for the three months ended August 3, 2013. As a percent of sales, SG&A expenses decreased to 24.7% for the three months ended August 2, 2014 from 25.0% for the three months ended August 3, 2013. SG&A for the three months ended August 2, 2014 contained charges of approximately $2.1 million related to the South Hill Consolidation. The three months ended August 2, 2014 also benefited from lower advertising costs and increased credit income from the Company's private label credit program, partly offset by higher medical, workers compensation and general liability claims expense.

Store opening costs of $0.2 million for the three months ended August 2, 2014 include costs related to the relocation of 2 stores and expansion of 1 store.  During the three months ended August 3, 2013, the Company incurred $0.1 million in store opening costs related to the relocation of 2 stores and expansion of 2 stores. Store opening costs are expensed as incurred and include costs of stores opening in future quarters.

Net interest expense was $0.8 million for the three months ended August 2, 2014 compared to $0.7 million for the three months ended August 3, 2013.  Interest expense is primarily comprised of interest on borrowings under the Revolving Credit Facility (see "Liquidity and Capital Resources"), related letters of credit and commitment fees, amortization of debt issuance costs and interest on finance lease obligations. The increase in interest expense is primarily due to an increase in the average daily borrowings under the Revolving Credit Facility for the three months ended August 2, 2014 as compared with the three months ended August 3, 2013.

The Company's effective tax rate for the three months ended August 2, 2014 was 38.7%, resulting in estimated tax expense from continuing operations of $7.1 million.  This compares to an effective tax rate of 37.3% and income tax expense from continuing operations of $6.4 million for the three months ended August 3, 2013.

Discontinued operations had no impact on the three months ended August 2, 2014 earnings as compared to a loss of $1.2 million, net of the tax benefit of $0.7 million, for the three months ended August 3, 2013.

The Company had net income of $11.2 million for the three months ended August 2, 2014 as compared to net income of $9.6 million for the three months ended August 3, 2013.

Six Months Ended August 2, 2014 Compared to Six Months Ended August 3, 2013

Sales for the six months ended August 2, 2014 of $749.5 million decreased $12.6 million, or 1.7%, from $762.1 million for the six months ended August 3, 2013. Comparable store sales, which are sales in stores that are open for at least 14 full months prior to the reporting period, including eCommerce sales, decreased 2.2% for the six months ended August 2, 2014 compared to a 1.2% increase for the six months ended August 3, 2013. Excluding eCommerce sales, comparable store sales decreased 2.5% for the six months ended August 2, 2014 as compared to a 0.6% increase for the six months ended August 3, 2013. The 2.2% decrease in comparable store sales reflects a 2.5% decrease in average unit retail and a decline in number of transactions, partially offset by an increase in the units per transaction.

On a market population basis, utilizing a ten-mile radius from each store, the small market stores (populations less than 50,000), mid-sized market stores (populations of 50,000 to 150,000) and higher-density market stores (populations greater than 150,000) had comparable store sales decreases of 2.1%, 3.2% and 2.7%, respectively. Geographically, the Northwest, Southwest, Southeast and Mid Atlantic regions performed better than the Company's overall comparable store sales.

On a merchandise category basis, cosmetics, children's, footwear and missy and junior sportswear all outperformed the Company's comparable store sales average. The cosmetics line of business continues to be a strong performer and is a growth area for the Company. During the six months ended August 2, 2014, the Company installed 21 new Estee Lauder and 21 new Clinique counters. The Company also continues to focus on sales growth through the introduction of new product offerings and the expansion of existing sought-after brand names.

The following is a summary of the changes in the components of the cost of sales rate between the six months ended August 2, 2014 and the six months ended August 3, 2013, expressed as a percent of sales:

Increase
Merchandise cost of sales rate	1.0%
Buying, occupancy and distribution expenses rate	0.5
Cost of sales rate	1.5%

Gross profit for the six months ended August 2, 2014 was $190.3 million, a decrease of $14.9 million or 7.3%, compared to $205.2 million for the six months ended August 3, 2013. Gross profit, as a percent of sales, decreased to 25.4% for the six months ended August 2, 2014 from 26.9% for the six months ended August 3, 2013. The increase in the merchandise cost of sales rate is primarily the result of the highly promotional retail environment and elevated clearance sales in the first quarter of 2014 as compared with the first quarter of 2013. This was partially offset by costs associated with the South Hill Consolidation in the six months ended August 3, 2013 of approximately $7.2 million, or 0.9% of sales, due to inventory liquidation costs associated with discontinued vendors and merchandise and advertising allowances deferred in inventory.

Selling, general and administrative ("SG&A") expenses for the six months ended August 2, 2014 decreased $6.2 million to $189.2 million, from $195.4 million for the six months ended August 3, 2013. As a percent of sales, SG&A expenses decreased to 25.2% for the six months ended August 2, 2014 from 25.6% for the six months ended August 3, 2013. The decrease in SG&A expenses is primarily due to charges of approximately $9.0 million incurred in the six months ended August 3, 2013 related to the South Hill Consolidation, partly offset by higher medical, workers compensation and general liabilities claims expense in the six months ended August 2, 2014.

Store opening costs of $1.0 million for the six months ended August 2, 2014 include costs related to the opening of 7 new stores and the relocation of 3 stores. During the six months ended August 3, 2013, the Company incurred $1.1 million in store opening costs related to the opening of 10 new stores and the relocation of 2 stores.

Net interest expense was $1.5 million for the six months ended August 2, 2014 and $1.3 million for the six months ended August 3, 2013. Interest expense is primarily comprised of interest on borrowings under the Revolving Credit Facility (see "Liquidity and Capital Resources"), related letters of credit and commitment fees, amortization of debt issuance costs and interest on finance lease obligations. The increase in interest expense is primarily due to an increase in the average daily borrowings under the Revolving Credit Facility for the six months ended August 2, 2014 as compared with the six months ended August 3, 2013.

The Company's effective tax rate for the six months ended August 2, 2014 was 38.7%, resulting in an estimated tax benefit from continuing operations of $0.5 million. This compares to an income tax expense from continuing operations of $2.7 million for the six months ended August 3, 2013 at an effective rate 37.0%.

Loss from discontinued operations, net of the tax benefit of $4.3 million, was $6.7 million for the six months ended August 2, 2014 compared to $1.9 million, net of the tax benefit of $1.1 million, for the six months ended August 3, 2013. The loss from discontinued operations for the six months ended August 2, 2014 includes the loss on the sale of the Steele's operations of $9.7 million before tax.

As a result of the foregoing, the Company had a net loss of $7.6 million for the six months ended August 2, 2014 as compared to net income of $2.8 million for the six months ended August 3, 2013.

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

Key components of the Company's cash flows for the six months ended August 2, 2014 and the six months ended August 3, 2013 are summarized below (in thousands):

	Six Months Ended
	August 2, 2014	August 3, 2013
Net cash provided by (used in):
Operating activities	$(2,089)	$(829)
Investing activities	(28,838)	(29,926)
Financing activities	42,259	46,964

Operating Activities

During the six months ended August 2, 2014, the Company used $2.1 million in cash from operating activities. Net loss, adjusted for non-cash expenses, provided cash of approximately $28.0 million. Changes in operating assets and liabilities used net cash of approximately $32.9 million, which included a $17.1 million increase in merchandise inventories primarily due to the seasonal build of inventories and strategic investments in cosmetics, partly offset by the reduction associated with the sale of the Steele's operations, an increase in other assets of $8.4 million and a decrease in accounts payable and other liabilities of $7.4 million. Additionally, cash flows from operating activities included construction allowances from landlords of $2.8 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

During the six months ended August 3, 2013, the Company used $0.8 million in cash from operating activities. Net income, adjusted for non-cash expenses, provided cash of approximately $38.2 million.  Changes in operating assets and liabilities used net cash of approximately $40.4 million, which included a $28.3 million increase in merchandise inventories primarily due to planned investments in inventory, the seasonal build of inventories and higher number of open stores, an increase in other assets of $11.8 million, and a decrease in accounts payable and other liabilities of $0.3 million. Additionally, cash flows from operating activities included construction allowances from landlords of $1.4 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

Investing Activities

Capital expenditures were $30.3 million for the six months ended August 2, 2014 as compared to $29.9 million for the six months ended August 3, 2013. During the six months ended August 2, 2014, the Company opened 7 new stores and relocated 3 stores, as compared to 10 new stores, 1 reopened store and 2 relocated stores in the six months ended August 3, 2013. As noted above, the Company received construction allowances from landlords of $2.8 million in the six months ended August 2, 2014 and $1.4 million in the six months ended August 3, 2013 to fund a portion of the capital expenditures related to store leasehold improvements in new and relocated stores. These funds are recorded as a deferred rent credit on the balance sheet and are recognized as an offset to rent expense over the lease term commencing with the date the allowances are earned.

Management currently estimates that capital expenditures in 2014, net of construction allowances to be received from landlords, will be approximately $63 million. The expenditures will principally be for the opening of new stores, store expansions, relocations and remodels and investments in technology.

Financing Activities

The Company has a $250.0 million senior secured revolving credit facility that matures on June 30, 2016 (the "Revolving Credit Facility"). The Revolving Credit Facility includes an uncommitted accordion feature to increase the size of the facility to $350.0 million. The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures and other general corporate purposes. Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. Inventory and cash and cash equivalents are pledged as collateral under the Revolving Credit Facility. The daily interest rates under the Revolving Credit Facility are determined by a prime rate or LIBOR, plus an applicable margin, as set forth in the Revolving Credit Facility agreement. For the six months ended August 2, 2014, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 1.70% and $77.8 million, respectively.

The Company also issues letters of credit under the Revolving Credit Facility to support certain merchandise purchases and to collateralize retained risks and deductibles under various insurance programs. At August 2, 2014, the Company had outstanding letters of credit totaling approximately $9.6 million. These letters of credit expire within twelve months of issuance. Excess borrowing availability under the Revolving Credit Facility at August 2, 2014, net of letters of credit outstanding, outstanding borrowings and accrued interest of $0.1 million, was $137.1 million.

The Revolving Credit Facility agreement contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions. The Revolving Credit Facility agreement also contains a fixed charge coverage ratio covenant in the event excess availability is below a defined threshold or an event of default has occurred. At August 2, 2014, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility agreement and expects to remain in compliance during fiscal year 2014.

On June 11, 2014, the Company announced that its Board of Directors (the "Board") approved a 12% increase in the Company's quarterly cash dividend rate to $0.14 per share from the previous quarterly rate of $0.125 per share. The quarterly rate of $0.14 per share is applicable to dividends declared by the Board beginning August 21, 2014. During the six months ended August 2, 2014, the Company paid cash dividends totaling $8.0 million. On August 21, 2014, the Company's Board of Directors declared a quarterly cash dividend of $0.14 per share of common stock, payable on September 17, 2014 to shareholders of record at the close of business on September 2, 2014.

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

ITEM 3.                                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk from exposure to changes in interest rates on borrowings under the Revolving Credit Facility. An increase or decrease of 10% in interest rates would not have a material effect on the Company’s financial condition, results of operations, or liquidity.

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

Management of the Company, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures and concluded that the Company's disclosure controls and procedures were effective as of August 2, 2014.

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

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There were no changes in the Company's internal control over financial reporting during the three months ended August 2, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                                        LEGAL PROCEEDINGS

No response is required under Item 103 of Regulation S-K.

ITEM 1A.                          RISK FACTORS

There have not been any material changes from the risk factors as previously disclosed in the Form 10-K.

ITEM 2.                                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 7, 2011, the Company's Board of Directors (the "Board") approved a Stock Repurchase Program (the "2011 Stock Repurchase Program") which authorized the Company to repurchase up to $200 million of its outstanding common stock. The 2011 Stock Repurchase Program will expire when the Company has repurchased $200 million of its outstanding common stock, unless terminated earlier by the Board. Through June 10, 2012, the Company repurchased approximately $100.1 million of its outstanding common stock under the 2011 Stock Repurchase Program. On June 11, 2012, the Company announced that its Board had chosen not to spend additional capital under the 2011 Stock Repurchase Program for the time being. In addition, the Board authorized the Company to repurchase shares of its outstanding common stock equal to the amount of proceeds and related tax benefits from the exercise of stock options, SARs and other equity grants. Purchases of shares of the Company's common stock may be made from time to time, either on the open market or through privately negotiated transactions and are financed by the Company's existing cash, cash flow and other liquidity sources, as appropriate.

The table below sets forth information regarding the Company's repurchases of its common stock during the three months ended August 2, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

May 4, 2014 to May 31, 2014	493	$18.96	—	$99,938,428

June 1, 2014 to July 5, 2014	8,948	19.07	—	$99,938,428

July 6, 2014 to August 2, 2014	2,243	18.71	—	$99,938,428

Total	11,684	$19.00	—

(1)	Although the Company did not repurchase any of its common stock during the three months ended August 2, 2014 under the 2011 Stock Repurchase Program:

•
The Company reacquired 9,672 shares of common stock from certain employees to cover tax withholding obligations from exercises of Stock Appreciation Rights and the vesting of restricted stock and performance shares at a weighted average acquisition price of $19.03 per share; and

•
The trustee of the grantor trust established by the Company for the purpose of holding assets under the Company's Deferred Compensation Plan (the "Plan") purchased an aggregate of 2,012 shares of the Company's common stock in the open market at a weighted average price of $18.84 in connection with the Company Stock Investment Option under the Plan and in connection with the reinvestment of dividends paid on the Company's common stock held in trust in the Plan.

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

Exhibit Number	Description

10.1*#	Amendment No. Three to Amended and Restated Private Label Credit Card Plan Agreement dated as of May 4, 2014 between Comenity Bank and Stage Stores, Inc. and Specialty Retailers, Inc.

10.2*†	Stage Stores, Inc. Amended and Restated 2003 Non-Employee Director Equity Compensation Plan effective June 10, 2014.

10.3*†	Form of Initial Grant Restricted Stock Award Agreement (Director) under the Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan.

10.4*†	Form of Initial Grant Restricted Stock Award Agreement (Director) under the Stage Stores, Inc. Second Amended and Restated 2008 Equity Incentive Plan.

10.5*†	Form of Reelection Grant Restricted Stock Award Agreement (Director) under the Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan.

10.6*†	Form of Reelection Grant Restricted Stock Award Agreement (Director) under the Stage Stores, Inc. Second Amended and Restated 2008 Equity Incentive Plan.

10.7*†	Form of Shareholder Agreement under the Stage Stores, Inc. Amended and Restated 2003 Non-Employee Director Equity Compensation Plan.

10.8*†	Employment Agreement between Bill Gentner and Stage Stores, Inc. dated June 17, 2014

24.1*	Power of Attorney: Officer (Chadwick P. Reynolds - Section 16 Filer).

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________________________________________

*	Filed electronically herewith.
†	Management contract or compensatory plan or agreement.
#	Certain confidential portions marked with a [****] have been omitted pursuant to a confidential treatment request that has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAGE STORES, INC.

September 11, 2014	/s/ Michael L. Glazer
(Date)	Michael L. Glazer
President and Chief Executive Officer
(Principal Executive Officer)

September 11, 2014	/s/ Oded Shein
(Date)	Oded Shein
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)