Form 10-Q
period 2014-11-01
STAGE STORES INC
filed 2014-12-11
CIK 6885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2014

or

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

Yes ☐ No ☑

As of December 2, 2014, there were 31,629,430 shares of the registrant's common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.                          FINANCIAL STATEMENTS
Stage Stores, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(Unaudited)

	November 1, 2014	February 1, 2014
ASSETS
Cash and cash equivalents	$20,786	$14,762
Merchandise inventories, net	574,976	434,407
Prepaid expenses and other current assets	45,312	40,082
Total current assets	641,074	489,251

Property, equipment and leasehold improvements, net of accumulated depreciation of $566,577 and $537,752, respectively	285,293	282,534
Intangible asset	14,910	14,910
Other non-current assets, net	22,810	24,142
Total assets	$964,087	$810,837

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$232,134	$125,707
Accrued expenses and other current liabilities	69,260	69,549
Total current liabilities	301,394	195,256

Long-term debt obligations	127,955	60,871
Other long-term liabilities	95,441	100,266
Total liabilities	524,790	356,393

Commitments and contingencies	—	—

Common stock, par value $0.01, 100,000 shares authorized, 31,796 and 31,222 shares issued, respectively	318	312
Additional paid-in capital	394,211	384,295
Less treasury stock - at cost, 0 and 0 shares, respectively	(868)	(967)
Accumulated other comprehensive loss	(4,431)	(4,616)
Retained earnings	50,067	75,420
Total stockholders' equity	439,297	454,444
Total liabilities and stockholders' equity	$964,087	$810,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013

Net sales	$364,197	$354,850	$1,113,683	$1,116,944
Cost of sales and related buying, occupancy and distribution expenses	276,031	271,560	835,236	828,450
Gross profit	88,166	83,290	278,447	288,494

Selling, general and administrative expenses	94,652	96,551	283,814	291,987
Store opening costs	998	1,355	2,030	2,452
Interest expense	814	718	2,293	2,012
Loss from continuing operations before income tax	(8,298)	(15,334)	(9,690)	(7,957)

Income tax benefit	(3,191)	(5,761)	(3,729)	(3,028)
Loss from continuing operations	(5,107)	(9,573)	(5,961)	(4,929)
Loss from discontinued operations, net of tax benefit of $65, $909, $4,322 and $2,023 respectively	(161)	(1,398)	(6,909)	(3,291)
Net loss	$(5,268)	$(10,971)	$(12,870)	$(8,220)

Other comprehensive income:
Amortization of employee benefit related costs, net of tax of $38, $58, $114 and $174, respectively	$62	$95	185	284
Total other comprehensive income	62	95	185	284
Comprehensive loss	$(5,206)	$(10,876)	$(12,685)	$(7,936)

Basic loss per share data:
Continuing operations	$(0.16)	$(0.30)	$(0.19)	$(0.15)
Discontinued operations	(0.01)	(0.04)	(0.22)	(0.10)
Basic loss per share	$(0.17)	$(0.34)	$(0.41)	$(0.25)
Basic weighted average shares outstanding	31,794	31,854	31,681	32,307

Diluted loss per share data:
Continuing operations	$(0.16)	$(0.30)	$(0.19)	$(0.15)
Discontinued operations	(0.01)	(0.04)	(0.22)	(0.10)
Diluted loss per share	$(0.17)	$(0.34)	$(0.41)	$(0.25)
Diluted weighted average shares outstanding	31,794	31,854	31,681	32,307

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended
	November 1, 2014	November 2, 2013
Cash flows from operating activities:
Net loss	$(12,870)	$(8,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment of long-lived assets	46,896	46,052
Loss on retirements of property, equipment and leasehold improvements	854	257
Deferred income taxes	(451)	(847)
Tax benefit from stock-based compensation	109	1,798
Stock-based compensation expense	7,018	6,580
Amortization of debt issuance costs	220	204
Excess tax benefits from stock-based compensation	(829)	(2,041)
Deferred compensation obligation	(104)	236
Amortization of employee benefit related costs	299	458
Construction allowances from landlords	5,529	4,162
Changes in operating assets and liabilities:
Increase in merchandise inventories	(140,569)	(137,622)
Increase in other assets	(3,500)	(14,733)
Increase in accounts payable and other liabilities	93,021	58,248
Total adjustments	8,493	(37,248)
Net cash used in operating activities	(4,377)	(45,468)

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(48,308)	(46,717)
Proceeds from disposal of assets	1,468	11
Net cash used in investing activities	(46,840)	(46,706)

Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	331,518	382,510
Payments of revolving credit facility borrowings	(262,970)	(250,910)
Payments of long-term debt obligations	(2,017)	(551)
Payments of debt issuance costs	(634)	(128)
Repurchases of common stock	(5)	(31,367)
Payments for stock related compensation	(2,038)	(2,257)
Proceeds from exercise of stock awards	5,041	10,126
Excess tax benefits from stock-based compensation	829	2,041
Cash dividends paid	(12,483)	(11,510)
Net cash provided by financing activities	57,241	97,954
Net increase in cash and cash equivalents	6,024	5,780

Cash and cash equivalents:
Beginning of period	14,762	17,937
End of period	$20,786	$23,717

Supplemental disclosures including non-cash investing and financing activities:
Interest paid	$2,092	$1,772
Income taxes paid	$7,117	$22,390
Unpaid liabilities for capital expenditures	$8,571	$8,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Condensed Consolidated Statement of Stockholders' Equity
For the Nine Months Ended November 1, 2014
(in thousands, except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings
	Shares	Amount		Shares	Amount			Total

Balance at February 1, 2014	31,222	$312	$384,295	—	$(967)	$(4,616)	$75,420	$454,444

Net loss	—	—	—	—	—	—	(12,870)	(12,870)
Other comprehensive income	—	—	—	—	—	185	—	185
Dividends on common stock, $0.39 per share	—	—	—	—	—	—	(12,483)	(12,483)
Deferred compensation	—	—	(104)	—	104	—	—	—
Repurchases of common stock	—	—		—	(5)	—	—	(5)
Issuance of equity awards, net	574	6	5,035	—	—	—	—	5,041
Tax withholdings paid for net settlement of stock awards	—	—	(2,142)	—	—	—	—	(2,142)
Stock-based compensation expense	—	—	7,018	—	—	—	—	7,018
Tax benefit from stock-based compensation	—	—	109	—	—	—	—	109
Balance at November 1, 2014	31,796	$318	$394,211	—	$(868)	$(4,431)	$50,067	$439,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.            Basis of Presentation

The accompanying condensed consolidated financial statements of Stage Stores, Inc. and its subsidiary ("we," "us" or "our") have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission ("SEC") for interim financial information and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. Those adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made. Results of operations for such interim periods are not necessarily indicative of the results of operations for a full year due to seasonal and other factors. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto filed with our Annual Report on Form 10-K for the year ended February 1, 2014 ("Form 10-K").

Recent Accounting Standards. In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for reporting discontinued operations and also requires additional disclosures about discontinued operations. For public companies, the standard is effective prospectively for disposals that occur beginning on or after December 15, 2014, and interim periods within those years, with early adoption permitted. We did not early adopt this ASU.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects what a company expects to be entitled to in exchange for those goods or services. This update will be effective for us retrospectively in the first quarter of fiscal 2017 with early adoption not permitted. We are currently assessing the impact this ASU will have on our financial statements.

2.             Discontinued Operations

In the first quarter of 2014, we decided to divest Steele's, an off-price concept that we launched in November 2011, in order to focus solely on our core specialty department store business. On March 7, 2014, we completed the sale of Steele's. Accordingly, the results of operations of Steele's are reflected in discontinued operations for all periods presented.

Revenues and pre-tax loss of Steele's, which includes the loss on the sale of Steele's of $9.7 million, for each period presented were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013

Net sales	$—	$5,327	$2,414	$17,201

Pre-tax loss from discontinued operations	226	2,307	11,231	5,314

There were no assets or liabilities related to Steele’s included in the condensed consolidated financial statements as of November 1, 2014. The carrying values of the major assets and liabilities related to Steele’s included in the consolidated financial statements as of February 1, 2014 were as follows (in thousands):

February 1, 2014
Merchandise inventories, net	$10,498
Property, equipment and leasehold improvements, net	732
Other assets	442
Liabilities	809

3.            Stock-Based Compensation

The following table summarizes stock-based compensation expense by type of grant for each period presented (in thousands):

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Stock options and stock appreciation rights ("SARs")	$184	$470	$521	$1,266
Non-vested stock	1,294	1,207	3,690	3,179
Performance shares	1,104	878	2,807	2,135
Total compensation expense	2,582	2,555	7,018	6,580
Related tax benefit	(971)	(985)	(2,639)	(2,474)
	$1,611	$1,570	$4,379	$4,106

As of November 1, 2014, we have unrecognized compensation cost of $18.4 million related to stock-based compensation awards granted. That cost is expected to be recognized over a weighted average period of 2.4 years.

Stock Options and SARs

The following table summarizes stock option and SAR activity for the nine months ended November 1, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 1, 2014	1,062,851	$16.52
Exercised	(532,943)	16.48
Forfeited	(56,008)	17.82
Outstanding at November 1, 2014	473,900	$16.41	2.3	$624

Vested or expected to vest at November 1, 2014	458,247	$16.34	2.3	$624

Exercisable at November 1, 2014	395,637	$15.98	2.1	$620

The following table summarizes non-vested stock options and SARs activity for the nine months ended November 1, 2014:

Stock Options/SARs	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at February 1, 2014	292,075	$7.97
Vested	(197,187)	7.68
Forfeited	(16,625)	8.60
Non-vested at November 1, 2014	78,263	$8.56

The aggregate intrinsic value of stock options and SARs exercised during the nine months ended November 1, 2014 and November 2, 2013, was $3.5 million and $5.8 million, respectively.

Non-vested Stock

The following table summarizes non-vested stock activity for the nine months ended November 1, 2014:

Non-vested Stock	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at February 1, 2014	652,459	$20.40
Granted	344,354	22.96
Vested	(254,220)	19.89
Forfeited	(73,009)	21.21
Outstanding at November 1, 2014	669,584	$21.82

The aggregate intrinsic value of non-vested stock that vested during the nine months ended November 1, 2014 was $5.7 million. The payment of the employees' tax liability for a portion of the vested shares was satisfied by withholding shares with a fair value equal to the tax liability. As a result, the actual number of shares issued was 188,920.

Performance Shares

We grant performance shares as a means of rewarding management for our long-term performance based on shareholder return performance measures.  The actual number of shares that may be issued ranges from 0 to a maximum of twice the number of granted shares outstanding, as reflected in the table below and is based on our shareholder return performance relative to a specific group of companies over a 3-year performance cycle. If earned, the performance shares vest following the 3-year cycle. Compensation expense, which is recorded ratably over the vesting period, is based on the fair value at grant date and the anticipated number of shares of our common stock, which is determined using a Monte Carlo probability model.

The following table summarizes performance shares that remained outstanding as of November 1, 2014:

Period Granted	Target Shares Outstanding at February 1, 2014	Target Shares Granted	Target Shares Vested	Target Shares Forfeited	Target Shares Outstanding at November 1, 2014	Weighted Average Grant Date Fair Value Per Share
2012	198,200	—	(8,300)	(20,800)	169,100	$18.04
2013	151,250	—	(9,941)	(23,059)	118,250	33.81
2014	—	168,445	—	(2,292)	166,153	33.84
Total	349,450	168,445	(18,241)	(46,151)	453,503

During the nine months ended November 1, 2014, 16,620 shares vested related to the 2011 performance share grant. The aggregate intrinsic value of shares that vested during the nine months ended November 1, 2014 was $0.8 million. The payment of the recipients' tax liability for shares that vested during the nine months ended November 1, 2014 of approximately $0.2 million was satisfied by withholding shares with a fair value equal to the tax liability. As a result, the actual number of shares issued was 24,508.

4.            Debt Obligations

Debt obligations as of November 1, 2014 and February 1, 2014 consisted of the following (in thousands):

	November 1, 2014	February 1, 2014
Revolving Credit Facility	$123,943	$55,395
Finance lease obligations	4,948	5,584
Other financing	865	2,246
Total debt obligations	129,756	63,225
Less: Current portion of debt obligations	1,801	2,354
Long-term debt obligations	$127,955	$60,871

On October 6, 2014, we entered into a Second Amended and Restated Credit Agreement for a $350.0 million senior secured revolving credit facility ("Revolving Credit Facility"). The Revolving Credit Facility replaces our former $250.0 million senior secured revolving credit facility, which was set to mature on June 30, 2016. The Revolving Credit Facility (i) increases availability to $300.0 million, with a seasonal increase to $350.0 million, (ii) includes a $50.0 million letter of credit subfacility, (iii) provides better pricing terms, and (iv) extends the maturity date to October 6, 2019.

We use the Revolving Credit Facility to provide financing for working capital and general corporate purposes, as well as to finance capital expenditures and to support our letter of credit requirements. Borrowings are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. Inventory, cash and cash equivalents are pledged as collateral. The daily interest rates are determined by a prime rate or LIBOR, plus an applicable margin, as set forth in the Revolving Credit Facility agreement. For the nine months ended November 1, 2014, the weighted average interest rate on outstanding borrowings and the average daily borrowings were 1.69% and $82.1 million, respectively.

Letters of credit issued under the Revolving Credit Facility support certain merchandise purchases and collateralize retained risks and deductibles under various insurance programs. At November 1, 2014, outstanding letters of credit totaled approximately $7.0 million. These letters of credit expire within twelve months of issuance. Excess borrowing availability under the Revolving Credit Facility at November 1, 2014 was $169.0 million.

The Revolving Credit Facility agreement contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions. The agreement also contains a fixed charge coverage ratio covenant in the event excess availability is below a defined threshold or an event of default has occurred. At November 1, 2014, we were in compliance with all of the debt covenants of the agreement and expect to remain in compliance.

5.            Earnings per Share

The following tables show the computation of basic and diluted earnings per share from continuing operations for each period presented (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Basic EPS from continuing operations:
Loss from continuing operations	$(5,107)	$(9,573)	$(5,961)	$(4,929)
Less: Allocation of earnings to participating securities	—	—	—	—
Net loss from continuing operations allocated to common shares	(5,107)	(9,573)	(5,961)	(4,929)

Basic weighted average shares outstanding	31,794	31,854	31,681	32,307
Basic EPS from continuing operations	$(0.16)	$(0.30)	$(0.19)	$(0.15)

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Diluted EPS from continuing operations:
Loss from continuing operations	$(5,107)	$(9,573)	$(5,961)	$(4,929)
Less: Allocation of earnings to participating securities	—	—	—	—
Net loss from continuing operations allocated to common shares	(5,107)	(9,573)	(5,961)	(4,929)

Basic weighted average shares outstanding	31,794	31,854	31,681	32,307
Add: Dilutive effect of stock awards	—	—	—	—
Diluted weighted average shares outstanding	31,794	31,854	31,681	32,307
Diluted EPS from continuing operations	$(0.16)	$(0.30)	$(0.19)	$(0.15)

The number of shares attributable to stock options, SARs and non-vested stock grants that would have been considered dilutive securities, but were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Number of anti-dilutive shares due to net loss for the period	50	218	90	308
Number of anti-dilutive SARs due to exercise price greater than average market price of our common stock	240	451	246	129

6.            Stockholders' Equity

On June 11, 2014, we announced that our Board of Directors ("Board") approved a 12% increase in our quarterly cash dividend rate to $0.14 per share from the previous quarterly rate of $0.125 per share. The quarterly rate of $0.14 per share is applicable to dividends declared by the Board beginning August 21, 2014. On November 20, 2014, our Board declared a quarterly cash dividend of $0.14 per share of common stock, payable on December 17, 2014 to shareholders of record at the close of business on December 2, 2014.

Subsequent to November 1, 2014, we repurchased 171,914 shares of our common stock for approximately $2.8 million under the Board's authorization to repurchase our outstanding common stock from the proceeds and related tax benefits from the exercise of stock options, SARs and other equity grants. Purchases of shares of our common stock under this authorization may be made from time to time, either on the open market or through privately negotiated transactions and are financed by our existing cash, cash flow and other liquidity sources, as appropriate.

7.            Pension Plan

We sponsor a frozen defined benefit pension plan. The components of net periodic pension cost were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Employer service cost	$52	$90	$158	$270
Interest cost	423	430	1,269	1,292
Expected return on plan assets	(533)	(559)	(1,601)	(1,678)
Net loss amortization	100	153	299	458
Net periodic pension cost	$42	$114	$125	$342

Our funding policy is to make contributions to maintain the minimum funding requirements for our pension obligations in accordance with the Employee Retirement Income Security Act. We may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover the short-term liquidity needs of the plan in order to maintain current invested positions. We made no contributions during the nine months ended November 1, 2014.

8.            Fair Value Measurements

We recognize or disclose the fair value of our financial and non-financial assets and liabilities on a recurring and non-recurring basis. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, we assume the highest and best use of the asset by market participants in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability.

We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels, and base the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

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

Level 3 –	Inputs that are both unobservable and significant to the overall fair value measurement reflect our estimates of assumptions that market participants would use in pricing the asset or liability.

Financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	November 1, 2014
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (1)(2)	$19,197	$19,197	$—	$—

	February 1, 2014
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (1)(2)	$21,023	$21,023	$—	$—

Accrued expenses and other current liabilities:
Deferred non-employee director equity compensation plan liability (2)	$226	$226	$—	$—

(1)	The liability for the amount due to participants corresponding in value to the securities held in the grantor trust is recorded in other long-term liabilities.

(2)
Using the market approach, the fair values of these items represent quoted market prices multiplied by the quantities held. Net gains and losses related to the changes in fair value in the assets and liabilities under the various deferred compensation plans are recorded in selling, general and administrative expenses and were nil for the nine months ended November 1, 2014 and for the fiscal year ended February 1, 2014.

Non-financial assets measured at fair value on a nonrecurring basis were as follows (in thousands):

	November 1, 2014
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Store property, equipment and leasehold improvements (3)	$343	$—	$—	$343

	February 1, 2014
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Store property, equipment and leasehold improvements (3)	$4,562	$—	$—	$4,562

(3)
In accordance with ASC No. 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, using an undiscounted cash flow model, we identified certain stores whose cash flow trends indicated that the carrying value of store property, equipment and leasehold improvements may not be fully recoverable and recognized impairment charges to reflect the assets at fair value. We use a discounted cash flow model to determine the fair value of our impaired assets. Key assumptions in determining future cash flows include, among other things, expected future operating performance and changes in economic conditions. Impairment charges of $0.4 million recognized during the nine months ended November 1, 2014 and $0.6 million recognized during fiscal year 2013 are recorded in cost of sales and related buying, occupancy and distribution expenses. In addition, approximately $7.4 million of impairment charges for Steele's were recognized in fiscal year 2013.

The fair values of cash and cash equivalents, payables and short-term debt obligations approximate their carrying values due to the short-term nature of these instruments. In addition, we believe that the Revolving Credit Facility approximates fair value since interest rates are adjusted to reflect current rates.

9.             South Hill Consolidation

On February 11, 2013, we announced plans to consolidate our South Hill, Virginia operations into our Houston, Texas corporate headquarters ("South Hill Consolidation"). This action was the culmination of an initiative that began in 2012. The reasons for the South Hill Consolidation were: (i) to have department store functions and processes entirely together in one location, (ii) to strengthen collaboration, teamwork and communications, while streamlining operations, enhancing overall operational efficiency and reducing costs, and (iii) to create consistency in merchandising, marketing and eCommerce.

The South Hill Consolidation was completed during 2013, and all liabilities related to the consolidation have been paid. Total expenses associated with the South Hill Consolidation for the nine months ended November 2, 2013 were $9.0 million. The costs, which were primarily for severance and transitional payroll and related benefits, recruiting and relocation costs, and visual presentation supplies and other, were recorded in selling, general and administrative expenses. Merchandise cost of sales for the nine months ended November 2, 2013 also included approximately $11.5 million related to the South Hill Consolidation due to inventory liquidation costs associated with discontinued vendors and merchandise and advertising allowances deferred in inventory.

During 2013, we committed to a plan to sell the building which housed our former South Hill operations. Accordingly, the disposal group with a carrying value of $0.6 million has been reclassified as held for sale and included in prepaid expenses and other current assets as of November 1, 2014.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Concerning Forward-Looking Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 ("Act") provides a safe harbor for forward-looking statements to encourage companies to provide prospective information, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statements. We wish to take advantage of the "safe harbor" provisions of the Act.

Certain statements in this report are forward-looking statements within the meaning of the Act, and such statements are intended to qualify for the protection of the safe harbor provided by the Act. The words "anticipate," "estimate," "expect," "objective," "goal," "project," "intend," "plan," "believe," "will," "should," "may," "target," "forecast," "guidance," "outlook," and similar expressions generally identify forward-looking statements. Similarly, descriptions of our objectives, strategies, plans, goals or targets are also forward-looking statements. Forward-looking statements relate to the expectations of management as to future occurrences and trends, including statements expressing optimism or pessimism about future operating results or events and projected sales, earnings, capital expenditures and business strategy.

Forward-looking statements are based upon a number of assumptions and factors concerning future conditions that may ultimately prove to be inaccurate and could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements that are made herein and in other reports and releases are not guarantees of future performance and actual results may differ materially from those discussed in such forward-looking statements as a result of various factors. These factors include, but are not limited to, the ability for us to maintain normal trade terms with vendors, the ability for us to comply with the various covenant requirements contained in the Revolving Credit Facility agreement, the demand for apparel, and other factors. The demand for apparel and sales volume can be affected by significant changes in economic conditions, including an economic downturn, employment levels in our markets, consumer confidence, energy and gasoline prices and other factors influencing discretionary consumer spending. Other factors affecting the demand for apparel and sales volume include unusual weather patterns, an increase in the level of competition in our market areas, competitors' marketing strategies, changes in fashion trends, changes in the average cost of merchandise purchased for resale, availability of product on normal payment terms and the failure to achieve the expected results of our merchandising and marketing plans as well as our store opening or relocation plans. Additional assumptions, factors and risks concerning future conditions are discussed in the Risk Factors section of the Form 10-K, and may be discussed from time to time in our other filings with the SEC, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Most of these factors are difficult to predict accurately and are generally beyond our control.

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

Readers should carefully review the Form 10-K in its entirety including, but not limited to, our financial statements and the notes thereto and the risks and uncertainties described in Item 1A - "Risk Factors" of the Form 10-K. This report should be read in conjunction with the Form 10-K, and you should consider all of these risks, uncertainties and other factors carefully in evaluating forward-looking statements.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they are made. We undertake no obligation to publicly update forward-looking statements whether as a result of new information, future events or otherwise. Readers are advised, however, to consult any further disclosures we make on related subjects in our public announcements and SEC filings.

For purposes of the following discussion, all references to the "third quarter 2014" and the "third quarter 2013" are for the 13-week fiscal periods ended November 1, 2014 and November 2, 2013, respectively, and all references to "year-to-date 2014" and "year-to-date 2013" are for the 39-week fiscal periods ended November 1, 2014 and November 2, 2013, respectively.

The financial information, discussion and analysis that follow should be read in conjunction with our consolidated financial statements and the related notes included in this Form 10-Q as well as the financial and other information included in the Form 10-K.

Our Business

As of November 1, 2014, we operated 855 specialty department stores located in 40 states under the BEALLS, GOODY'S, PALAIS ROYAL, PEEBLES and STAGE nameplates and an eCommerce website. Our stores, which operate primarily in small and mid-sized towns and communities, offer moderately priced, nationally recognized brand name and private label apparel, accessories, cosmetics, footwear and home goods for the entire family. Our eCommerce website features assortments of merchandise similar to that found in our stores, as well as products available exclusively online. Our direct-to-consumer channel includes our eCommerce website and Send program. The Send program allows customers in the stores to have merchandise shipped directly to their homes if the merchandise is not available in the local store.

In the first quarter of 2014, we made the decision to divest Steele's, an off-price concept that we launched in November 2011, in order to focus solely on our core specialty department store business. On March 7, 2014, we completed the sale of Steele's. Accordingly, the results of operations of Steele's and loss on the sale are reflected in discontinued operations for all periods presented.

Overview

Financial highlights for the third quarter 2014 were as follows (comparisons are to the third quarter 2013):

•	Net sales increased $9.3 million, or 2.6%.

•	Comparable sales, which includes direct-to-consumer sales, increased 2.3%.

•	Direct-to-consumer sales increased 43%.

•	Gross profit increased $4.9 million, or 5.9%.

•	Loss from continuing operations improved $4.5 million, or 46.7%.

•	Adjusted loss per share improved 27% (see non-GAAP financial measures on page 18).

In addition, during year-to-date 2014:

•	We paid cash dividends of $12.5 million ($0.39 per share).

•	On October 6, 2014, we entered into a $350.0 million senior secured revolving credit facility that replaced our previous facility and increased our borrowing capacity by $100 million.

We made progress on our key strategic initiatives during year-to-date 2014, as we:

•
Continued to grow our cosmetics business with the installation of 53 new Estee Lauder and 54 new Clinique counters. Since November 1, 2014, we have installed 22 Estee Lauder and 22 Clinique counters, and now have counters in over 300 stores.

•	Refined our assortments with updated styles, new brands, additional categories within existing brands, and extended existing brands to additional stores.

•	Opened 15 new stores. Since November 1, 2014, we opened three additional stores, completing our 2014 openings.

•	Implemented store-level mark down optimization and continued to make progress on size pack optimization with plans to implement it by year end.

•	Expanded direct-to-consumer assortments and broadened our centralized fulfillment.

•	Re-launched our home category with a focus on offering a highly edited selection of kitchen, textile and gift assortments.

•	Continued to roll out our new fixtures package in order to improve the presentation of our products and make our stores easier to shop. New fixtures are now in approximately 20% of our stores.

Non-GAAP Financial Measures

The following supplemental information presents the results from operations for the three and nine months ended November 1, 2014 and November 2, 2013. All periods are presented on a GAAP basis and on a non-GAAP basis to show earnings with and without charges associated with the South Hill Consolidation. We believe this supplemental financial information enhances an investor's understanding of our financial performance as it excludes those items which impact comparability of operating trends.  The non-GAAP financial information should not be considered in isolation or viewed as a substitute for net income, cash flow from operations or other measures of performance as defined by GAAP.  Moreover, the inclusion of non-GAAP financial information as used herein is not necessarily comparable to other similarly titled measures of other companies due to the potential inconsistencies in the method of presentation and items considered.  The following tables set forth the supplemental financial information and the reconciliation of GAAP disclosures to non-GAAP financial measures (in thousands, except diluted earnings per share):

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013

Net loss (GAAP)	$(5,268)	$(10,971)	$(12,870)	$(8,220)
Loss from discontinued operations	161	1,398	6,909	3,291
Loss from continuing operations	(5,107)	(9,573)	(5,961)	(4,929)
South Hill Consolidation related charges, net of tax of $1,832 and $7,815, respectively	—	2,552	—	12,718
Adjusted earnings (loss) (non-GAAP)	$(5,107)	$(7,021)	$(5,961)	$7,789

Diluted loss per share (GAAP)	$(0.17)	$(0.34)	$(0.41)	$(0.25)
Loss from discontinued operations	0.01	0.04	0.22	0.10
Loss from continuing operations	(0.16)	(0.30)	(0.19)	(0.15)
South Hill Consolidation related charges	—	0.08	—	0.39
Adjusted diluted earnings (loss) per share (non-GAAP)	$(0.16)	$(0.22)	$(0.19)	$0.24

Third Quarter 2014 Compared to Third Quarter 2013

The following table sets forth the results of operations for the periods presented (in thousands, except percentages):

	Three Months Ended
	November 1, 2014		November 2, 2013		Change
	Amount	% to Sales (1)	Amount	% to Sales (1)	Amount	%

Net sales	$364,197	100.0%	$354,850	100.0%	$9,347	2.6%
Cost of sales and related buying, occupancy and distribution expenses	276,031	75.8%	271,560	76.5%	4,471	1.6%
Gross profit	88,166	24.2%	83,290	23.5%	4,876	5.9%
Selling, general and administrative expenses	94,652	26.0%	96,551	27.2%	(1,899)	(2.0)%
Store opening costs	998	0.3%	1,355	0.4%	(357)	(26.3)%
Interest expense	814	0.2%	718	0.2%	96	13.4%
Loss before income tax	(8,298)	(2.3)%	(15,334)	(4.3)%	7,036	(45.9)%
Income tax benefit	(3,191)	(0.9)%	(5,761)	(1.6)%	2,570	(44.6)%
Loss from continuing operations	(5,107)	(1.4)%	(9,573)	(2.7)%	4,466	(46.7)%
Loss from discontinued operations, net of tax benefit of $65 and $909, respectively	(161)	—%	(1,398)	(0.4)%	1,237	(88.5)%
Net loss	$(5,268)	(1.4)%	$(10,971)	(3.1)%	$5,703	(52.0)%

(1) Percentages may not foot due to rounding.

Net Sales

Sales for the third quarter 2014 of $364.2 million increased $9.3 million, or 2.6%, from $354.9 million for the third quarter 2013. Comparable sales, which are sales in stores that are open for at least 14 full months prior to the reporting period, including direct-to-consumer sales, increased 2.3% in the third quarter 2014 compared to a 4.6% decrease in the third quarter 2013. Excluding direct-to-consumer sales, comparable sales increased 1.5% in third quarter 2014, compared to a 4.8% decrease in the third quarter 2013. For the third quarter 2014, the increase in sales was driven primarily by a 5.8% gain in average unit retail, which was partially offset by a slight decline in units per transaction and in the number of transactions. The higher average selling price was achieved through balancing regular priced and clearance goods, which we attribute to both improvements in the flow of goods and markdown cadence.

Sales performance was relatively consistent across market sizes and geographies. On a market population basis, utilizing a ten-mile radius from each store, small market stores (populations less than 50,000), mid-sized market stores (populations of 50,000 to 150,000) and higher-density market stores (populations greater than 150,000) for the third quarter 2014 had comparable sales increases of 1.3%, 0.8% and 2.3%, respectively.

On a merchandise category basis, almost all of our key categories delivered positive comparable sales increases. The best performing categories were cosmetics, due to the ongoing growth in Clinique and Estee Lauder counters, juniors and home.

Cost of Sales

The following is a summary of the changes in the components of the cost of sales rate between the third quarter 2014 and the third quarter 2013, expressed as a percent of sales:

Increase (Decrease)
Merchandise cost of sales rate	(0.9)%
Buying, occupancy and distribution expenses rate	0.2
Cost of sales rate	(0.7)%

Gross Profit

Gross profit for the third quarter 2014 was $88.2 million, an increase of $4.9 million or 5.9%, from $83.3 million for the third quarter 2013. Gross profit, as a percent of sales, increased to 24.2% for the third quarter 2014 from 23.5% for the third quarter 2013. The decrease in merchandise cost of sales rate reflects the impact, in the third quarter 2013, of charges totaling approximately $4.4 million, or 1.2% of sales, related to the South Hill Consolidation due to inventory liquidation costs associated with discontinued vendors and merchandise and advertising allowances deferred in inventory. The increase in the buying, occupancy and distribution expense rate is a result of higher rent expense and depreciation in the third quarter 2014 compared to the third quarter 2013.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses for the third quarter 2014 decreased $1.9 million to $94.7 million from $96.6 million for the third quarter 2013. As a percent of sales, SG&A expenses decreased to 26.0% for the third quarter 2014 from 27.2% for the third quarter 2013. The third quarter 2014 benefited from lower medical insurance expense, lower advertising costs and increased credit income from our private label credit card program.

Store Opening Costs

Store opening costs of $1.0 million in the third quarter 2014 include costs related to the opening of 8 stores and the relocation of 1 store. During the third quarter 2013, we incurred $1.4 million in store opening costs related to the opening of 12 stores. Store opening costs are expensed as incurred and include costs of stores opening in future quarters.

Interest Expense

Net interest expense was $0.8 million for the third quarter 2014, compared to $0.7 million for third quarter 2013.  Interest expense is primarily comprised of interest on borrowings under the Revolving Credit Facility (see "Liquidity and Capital Resources"), related letters of credit and commitment fees, amortization of debt issuance costs and interest on finance lease obligations.

Income Taxes

Our effective income tax rate for the third quarter 2014 was 38.5%, resulting in an estimated tax benefit from continuing operations of $3.2 million.  This compares to an effective tax rate of 37.6% and an income tax benefit from continuing operations of $5.8 million for the third quarter 2013.

Year-to-Date 2014 Compared to Year-to-Date 2013

The following table sets forth the results of operations for the periods presented (in thousands, except percentages):

	Nine Months Ended
	November 1, 2014		November 2, 2013		Change
	Amount	% to Sales (1)	Amount	% to Sales (1)	Amount	%

Net sales	$1,113,683	100.0%	$1,116,944	100.0%	$(3,261)	(0.3)%
Cost of sales and related buying, occupancy and distribution expenses	835,236	75.0%	828,450	74.2%	6,786	0.8%
Gross profit	278,447	25.0%	288,494	25.8%	(10,047)	(3.5)%
Selling, general and administrative expenses	283,814	25.5%	291,987	26.1%	(8,173)	(2.8)%
Store opening costs	2,030	0.2%	2,452	0.2%	(422)	(17.2)%
Interest expense	2,293	0.2%	2,012	0.2%	281	14.0%
Loss before income tax	(9,690)	(0.9)%	(7,957)	(0.7)%	(1,733)	21.8%
Income tax benefit	(3,729)	(0.3)%	(3,028)	(0.3)%	(701)	23.2%
Loss from continuing operations	(5,961)	(0.5)%	(4,929)	(0.4)%	(1,032)	20.9%
Loss from discontinued operations, net of tax benefit of $4,322 and $2,023, respectively	(6,909)	(0.6)%	(3,291)	(0.3)%	(3,618)	109.9%
Net loss	$(12,870)	(1.2)%	$(8,220)	(0.7)%	$(4,650)	56.6%

(1) Percentages may not foot due to rounding.

Net Sales

Sales for the year-to-date 2014 of $1,113.7 million decreased $3.2 million, or 0.3%, from $1,116.9 million for the year-to-date 2013. Comparable sales, which are sales in stores that are open for at least 14 full months prior to the reporting period, including direct-to-consumer sales, decreased 0.8% for the year-to-date 2014 compared to a 0.7% decrease for year-to-date 2013. Excluding direct-to-consumer sales, comparable sales decreased 1.2% for both the year-to-date 2014 and 2013. The 0.8% decrease in comparable sales reflects a decline in number of transactions, partially offset by an increase in average unit retail and units per transaction.

Sales performance was relatively consistent across market sizes and geographies. On a market population basis, utilizing a ten-mile radius from each store, small market stores (populations less than 50,000), mid-sized market stores (populations of 50,000 to 150,000) and higher-density market stores (populations greater than 150,000) for the year-to-date 2014 had comparable sales decreases of 1.0%, 2.0% and 1.0%, respectively.

On a merchandise category basis, the cosmetics business continued to be a positive performer and is a growth area for us. During the year to date 2014, we installed 53 new Estee Lauder and 54 new Clinique counters. We also continue to focus on sales growth through the introduction of new styles and product offerings and the expansion of existing sought-after brand names.

Cost of Sales

The following is a summary of the changes in the components of the cost of sales rate between the year-to-date 2014 and the year-to-date 2013, expressed as a percent of sales:

Increase
Merchandise cost of sales rate	0.5%
Buying, occupancy and distribution expenses rate	0.3
Cost of sales rate	0.8%

Gross Profit

Gross profit for the year-to-date 2014 was $278.4 million, a decrease of $10.1 million, or 3.5%, compared to $288.5 million for the year-to-date 2013. Gross profit, as a percent of sales, decreased to 25.0% for the year-to-date 2014 from 25.8% for the year-to-date 2013. The increase in the merchandise cost of sales rate is primarily the result of the highly promotional retail environment and elevated clearance sales in the first quarter of 2014 as compared with the first quarter of 2013. This was partially offset by costs associated with the South Hill Consolidation in the year-to-date 2013 of approximately $11.5 million, or 1.0% of sales, due to inventory liquidation costs associated with discontinued vendors and merchandise and advertising allowances deferred in inventory. The increase in buying, occupancy and distribution expense is a result of higher rent expense and depreciation in the year-to-date 2014 as compared with the year-to-date 2013.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses for the year-to-date 2014 decreased $8.2 million to $283.8 million, from $292.0 million for the year-to-date 2013. As a percent of sales, SG&A expenses decreased to 25.5% for the year-to-date 2014 from 26.1% for the year-to-date 2013. The decrease in SG&A expenses is primarily due to charges of approximately $9.0 million incurred in the year-to-date 2013 related to the South Hill Consolidation, and increased credit income from our private label credit card program, partially offset by higher medical, workers compensation and general liabilities claims expense in the year-to-date 2014.

Store Opening Costs

Store opening costs of $2.0 million for the year-to-date 2014 include costs related to the opening of 15 new stores and the relocation of 4 stores. During the year-to-date 2013, we incurred $2.5 million in store opening costs related to the opening of 22 new stores and the relocation of 2 stores.

Interest Expense

Net interest expense was $2.3 million for the year-to-date 2014 and $2.0 million for the year-to-date 2013. Interest expense is primarily comprised of interest on borrowings under the Revolving Credit Facility (see "Liquidity and Capital Resources"), related letters of credit and commitment fees, amortization of debt issuance costs and interest on finance lease obligations. The increase in interest expense is primarily due to an increase in the average daily borrowings under the Revolving Credit Facility for the year-to-date 2014 as compared with the year-to-date 2013.

Income Taxes

Our effective income tax rate for the year-to-date 2014 was 38.5%, resulting in an estimated tax benefit from continuing operations of $3.7 million. This compares to an income tax benefit from continuing operations of $3.0 million for the year-to-date 2013 at an effective rate 38.1%.

Seasonality and Inflation

Historically, our business is seasonal and sales are traditionally lower during the first three quarters of the fiscal year (February through October) and higher during the last quarter of the fiscal year (November through January). The fourth quarter usually accounts for slightly more than 30% of our annual sales, with the other quarters accounting for approximately 22% to 24% each. Working capital requirements fluctuate during the year and generally reach their highest levels during the third and fourth quarters.  We do not expect inflation will have a material impact on our operations.  However, there can be no assurance that our business will not be affected by inflation in the future.

Liquidity and Capital Resources

Our liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows, (iii) normal trade credit terms from the vendor and factor community and (iv) the Revolving Credit Facility. Our primary cash requirements are for seasonal and new store inventory purchases, as well as capital investments in our existing store fleet, information technology and new stores, and the payment of our quarterly cash dividends.

While there can be no assurances, we believe that there will be sufficient liquidity to cover both our short-term and long-term funding needs. We anticipate that we have adequate cash flows to cover our working capital needs, planned capital expenditures and debt service requirements for the remainder of 2014 and the foreseeable future.

Key components of our cash flow for the year-to-date 2014 and the year-to-date 2013 are summarized below (in thousands):

	Nine Months Ended
	November 1, 2014	November 2, 2013
Net cash provided by (used in):
Operating activities	$(4,377)	$(45,468)
Investing activities	(46,840)	(46,706)
Financing activities	57,241	97,954

Operating Activities

During the year-to-date 2014, we used $4.4 million in cash from operating activities. Net loss, adjusted for non-cash expenses, provided cash of approximately $41.1 million. Changes in operating assets and liabilities used net cash of approximately $51.0 million, which included a $140.6 million increase in merchandise inventories primarily due to the seasonal build of inventories and strategic investments in cosmetics, partially offset by the reduction associated with the sale of the Steele's operations, an increase in other assets of $3.5 million and an increase in accounts payable and other liabilities of $93.0 million. Additionally, cash flows from operating activities included construction allowances from landlords of $5.5 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

During the year-to-date 2013, we used $45.5 million in cash from operating activities. Net loss, adjusted for non-cash expenses, provided cash of approximately $44.5 million.  Changes in operating assets and liabilities used net cash of approximately $94.1 million, which included a $137.6 million increase in merchandise inventories primarily due to planned investments in inventory, the seasonal build of inventories and higher number of open stores, an increase in other assets of $14.7 million, partially offset by an increase in accounts payable and other liabilities of $58.2 million. Additionally, cash flows from operating activities included construction allowances from landlords of $4.2 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

Investing Activities

Capital expenditures were $48.3 million for the year-to-date 2014 compared to $46.7 million for the year-to-date 2013. Capital expenditures during the year-to-date 2014 reflect increased investments in our current stores through cosmetic counter installations and store expansions, partially offset by a decrease in store openings compared to the year-to-date 2013. We received construction allowances from landlords of $5.5 million in the year-to-date 2014 and $4.2 million in the year-to-date 2013 to fund a portion of the capital expenditures related to store leasehold improvements in new and relocated stores. These funds are recorded as a deferred rent credit on the balance sheet and are recognized as an offset to rent expense over the lease term commencing with the date the allowances are earned.

We estimate that capital expenditures in 2014, net of construction allowances to be received from landlords, will be approximately $65 million. The expenditures are principally for the opening of new stores, store expansions, relocations and remodels, the roll-out of new cosmetic counters and fixture packages and investments in technology.

Financing Activities

On October 6, 2014, we entered into a Second Amended and Restated Credit Agreement for a $350.0 million senior secured revolving credit facility. The Revolving Credit Facility (i) increases availability to $300.0 million, with a seasonal increase to $350.0 million, (ii) includes a $50.0 million letter of credit subfacility, (iii) provides better pricing terms, and (iv) extends the maturity date to October 6, 2019.

We use the Revolving Credit Facility to provide financing for working capital and general corporate purposes, as well as to finance capital expenditures and to support our letter of credit requirements. Borrowings are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. Inventory, cash and cash equivalents are pledged as collateral. The daily interest rates are determined by a prime rate or LIBOR, plus an applicable margin, as set forth in the Revolving Credit Facility agreement. For the year-to-date 2014, the weighted average interest rate on outstanding borrowings and the average daily borrowings were 1.69% and $82.1 million, respectively.

Letters of credit issued under the Revolving Credit Facility support certain merchandise purchases and collateralize retained risks and deductibles under various insurance programs. At November 1, 2014, outstanding letters of credit totaled approximately $7.0 million. These letters of credit expire within twelve months of issuance. Excess borrowing availability under the Revolving Credit Facility at November 1, 2014 was $169.0 million.

The Revolving Credit Facility agreement contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions. The agreement also contains a fixed charge coverage ratio covenant in the event excess availability is below a defined threshold or an event of default has occurred. At November 1, 2014, we were in compliance with all of the debt covenants of the agreement and expect to remain in compliance.

On June 11, 2014, we announced that our Board approved a 12% increase in our quarterly cash dividend rate to $0.14 per share from the previous quarterly rate of $0.125 per share. The quarterly rate of $0.14 per share is applicable to dividends declared by the Board beginning August 21, 2014. During the year-to-date 2014, we paid cash dividends totaling $12.5 million. On November 20, 2014, our Board declared a quarterly cash dividend of $0.14 per share of common stock, payable on December 17, 2014 to shareholders of record at the close of business on December 2, 2014.

Recent Accounting Standards

Disclosure concerning recent accounting standards is incorporated by reference to Note 1 of our Condensed Consolidated Financial Statements (Unaudited) contained in this Form 10-Q.

ITEM 3.                                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk from exposure to changes in interest rates on borrowings under the Revolving Credit Facility. An increase or decrease of 10% in interest rates would not have a material effect on our financial condition, results of operations, or liquidity.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of November 1, 2014.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in our internal control over financial reporting during the three months ended November 1, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 7, 2011, our Board approved a stock repurchase program (the "2011 Stock Repurchase Program") which authorized us to repurchase up to $200 million of our outstanding common stock. The 2011 Stock Repurchase Program will expire when we have repurchased $200 million of our outstanding common stock, unless terminated earlier by the Board. Through June 10, 2012, we repurchased approximately $100.1 million of our outstanding common stock under the 2011 Stock Repurchase Program. On June 11, 2012, we announced that our Board had chosen not to spend additional capital under the 2011 Stock Repurchase Program for the time being. However, the Board has authorized us to repurchase our outstanding common stock from the proceeds and related tax benefits from the exercise of stock options, SARs and other equity grants. Purchases of shares of our common stock under this authorization may be made from time to time, either on the open market or through privately negotiated transactions and are financed by our existing cash, cash flow and other liquidity sources, as appropriate.

The table below sets forth information regarding our repurchases of common stock during the three months ended November 1, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

August 3, 2014 to August 30, 2014	1,703	$18.01	—	$99,938,428

August 31, 2014 to October 4, 2014	1,666	17.13	—	$99,938,428

October 5, 2014 to November 1, 2014	1,573	16.77	—	$99,938,428

Total	4,942	$17.32	—

(1)	Although we did not repurchase any of our common stock during the three months ended November 1, 2014 under the 2011 Stock Repurchase Program:

•
We repurchased 300 shares of common stock for approximately $4.8 thousand at a weighted average price of $16.01 associated with the proceeds and related tax benefits from the exercise of stock options, SARs and other equity grants;

•
We acquired 2,359 shares of common stock from certain employees to cover tax withholding obligations from exercises of SARs and the vesting of restricted stock and performance shares at a weighted average acquisition price of $17.63 per share; and

•
The trustee of the grantor trust established by us for the purpose of holding assets under our Deferred Compensation Plan (the "Plan") purchased an aggregate of 2,283 shares of our common stock in the open market at a weighted average price of $17.17 in connection with the option to invest in our stock under the Plan and in connection with the reinvestment of dividends paid on our common stock held in trust in the Plan.

(2)	Reflects the $200.0 million authorized under the 2011 Stock Purchase Program, less the $100.1 million repurchased using our existing cash, cash flow and other liquidity sources since March 2011.

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

10.1
Second Amended and Restated Credit Agreement dated October 6, 2014, among Specialty Retailers, Inc., as borrower, Stage Stores, Inc., as guarantor, and the banks named therein is incorporated by reference to Exhibit 10.1 to Stage Stores’ Current Report on Form 8-K (Commission File No. 1-14035) filed October 10, 2014. Some schedules to this Exhibit have been omitted. The registrant agrees to furnish supplementally a copy of any of the omitted schedules to this Exhibit to the Securities and Exchange Commission upon its request.

31.1*
Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

STAGE STORES, INC.

Dated: December 11, 2014	/s/ Michael L. Glazer
Michael L. Glazer
President and Chief Executive Officer
(Principal Executive Officer)

Dated: December 11, 2014	/s/ Oded Shein
Oded Shein
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)