Form 10-Q
period 2015-05-02
STAGE STORES INC
filed 2015-06-11
CIK 6885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2015

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

Yes ☐ No ☑

As of June 2, 2015, there were 31,948,951 shares of the registrant's common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.                          FINANCIAL STATEMENTS
Stage Stores, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(Unaudited)

	May 2, 2015	January 31, 2015
ASSETS
Cash and cash equivalents	$24,606	$17,165
Merchandise inventories, net	486,705	441,452
Prepaid expenses and other current assets	40,724	45,444
Total current assets	552,035	504,061

Property, equipment and leasehold improvements, net of accumulated depreciation of $596,429 and $581,862, respectively	292,174	285,450
Intangible asset	14,910	14,910
Other non-current assets, net	22,167	20,256
Total assets	$881,286	$824,677

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$154,903	$121,778
Accrued expenses and other current liabilities	70,840	83,004
Total current liabilities	225,743	204,782

Long-term debt obligations	93,392	45,673
Other long-term liabilities	98,666	98,292
Total liabilities	417,801	348,747

Commitments and contingencies

Common stock, par value $0.01, 100,000 shares authorized, 31,946 and 31,632 shares issued, respectively	319	316
Additional paid-in capital	396,060	395,395
Less treasury stock - at cost, 0 and 0 shares, respectively	(697)	(600)
Accumulated other comprehensive loss	(6,763)	(6,874)
Retained earnings	74,566	87,693
Total stockholders' equity	463,485	475,930
Total liabilities and stockholders' equity	$881,286	$824,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	May 2, 2015	May 3, 2014

Net sales	$369,313	$372,040
Cost of sales and related buying, occupancy and distribution expenses	288,384	294,099
Gross profit	80,929	77,941

Selling, general and administrative expenses	94,171	96,054
Store opening costs	304	808
Interest expense	579	724
Loss from continuing operations before income tax	(14,125)	(19,645)

Income tax benefit	(5,488)	(7,599)
Loss from continuing operations	(8,637)	(12,046)
Loss from discontinued operations, net of tax benefit of $4,257	—	(6,748)
Net loss	$(8,637)	$(18,794)

Other comprehensive income:
Amortization of employee benefit related costs, net of tax of $68 and $38, respectively	111	62
Total other comprehensive income	111	62
Comprehensive loss	$(8,526)	$(18,732)

Basic loss per share data:
Continuing operations	$(0.27)	$(0.38)
Discontinued operations	—	(0.22)
Basic loss per share	$(0.27)	$(0.60)
Basic weighted average shares outstanding	31,750	31,492

Diluted loss per share data:
Continuing operations	$(0.27)	$(0.38)
Discontinued operations	—	(0.22)
Diluted loss per share	$(0.27)	$(0.60)
Diluted weighted average shares outstanding	31,750	31,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended
	May 2, 2015	May 3, 2014
Cash flows from operating activities:
Net loss	$(8,637)	$(18,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment of long-lived assets	16,916	15,218
Loss on retirements of property, equipment and leasehold improvements	148	677
Deferred income taxes	(149)	(420)
Tax benefit from stock-based compensation	692	280
Stock-based compensation expense	2,709	1,626
Amortization of debt issuance costs	55	75
Excess tax benefits from stock-based compensation	(910)	(815)
Deferred compensation obligation	97	38
Amortization of employee benefit related costs	179	100
Construction allowances from landlords	1,072	2,425
Changes in operating assets and liabilities:
Increase in merchandise inventories	(45,253)	(15,140)
Decrease (increase) in other assets	2,738	(8,548)
Increase in accounts payable and other liabilities	13,911	17,156
Net cash used in operating activities	(16,432)	(6,122)

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(13,295)	(14,714)
Proceeds from disposal of assets	14	1,397
Net cash used in investing activities	(13,281)	(13,317)

Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	116,311	116,340
Payments of revolving credit facility borrowings	(71,665)	(86,020)
Payments of long-term debt obligations	(985)	(1,200)
Payments for stock related compensation	(3,470)	(1,955)
Proceeds from exercise of stock awards	543	5,010
Excess tax benefits from stock-based compensation	910	815
Cash dividends paid	(4,490)	(3,952)
Net cash provided by financing activities	37,154	29,038
Net increase in cash and cash equivalents	7,441	9,599

Cash and cash equivalents:
Beginning of period	17,165	14,762
End of period	$24,606	$24,361

Supplemental disclosures including non-cash investing and financing activities:
Interest paid	$519	$702
Income taxes paid	$13,488	$5,519
Unpaid liabilities for capital expenditures	$8,540	$6,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Condensed Consolidated Statement of Stockholders' Equity
For the Three Months Ended May 2, 2015
(in thousands, except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings
	Shares	Amount		Shares	Amount			Total

Balance at January 31, 2015	31,632	$316	$395,395	—	$(600)	$(6,874)	$87,693	$475,930

Net loss	—	—	—	—	—	—	(8,637)	(8,637)
Other comprehensive income	—	—	—	—	—	111	—	111
Dividends on common stock, $0.14 per share	—	—	—	—	—	—	(4,490)	(4,490)
Deferred compensation	—	—	97	—	(97)	—	—	—
Issuance of equity awards, net	314	3	540	—	—	—	—	543
Tax withholdings paid for net settlement of stock awards	—	—	(3,373)	—	—	—	—	(3,373)
Stock-based compensation expense	—	—	2,709	—	—	—	—	2,709
Tax benefit from stock-based compensation	—	—	692	—	—	—	—	692
Balance at May 2, 2015	31,946	$319	$396,060	—	$(697)	$(6,763)	$74,566	$463,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.            Basis of Presentation

The accompanying condensed consolidated financial statements of Stage Stores, Inc. and its subsidiary ("we," "us" or "our") have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission ("SEC") for interim financial information and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements. Those adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made. Results of operations for such interim periods are not necessarily indicative of the results of operations for a full year due to seasonal and other factors. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto filed with our Annual Report on Form 10-K for the year ended January 31, 2015 ("Form 10-K").

References to a particular year are to our fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year.  For example, a reference to "2015" is a reference to the fiscal year ending January 30, 2016, and "2014" is a reference to the fiscal year ended January 31, 2015.  Each of 2015 and 2014 are comprised of 52 weeks.

 Recent Accounting Standards. In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update "ASU" 2014-09, Revenue from Contracts with Customers, which supersedes most existing revenue recognition guidance in U.S. GAAP. The core principle of the guidance is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects what a company expects to be entitled to in exchange for those goods or services. ASU 2014-09 allows for either a retrospective or cumulative effect transition method of adoption and is effective for periods beginning after December 15, 2016. On April 1, 2015, the FASB voted to propose to defer the effective date of ASU 2014-09 by one year. Early application is not permitted. We are currently evaluating the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements.

2.            Stock-Based Compensation

The following table summarizes stock-based compensation expense by type of grant for each period presented (in thousands):

	Three Months Ended
	May 2, 2015	May 3, 2014
Stock options and stock appreciation rights ("SARs")	$30	$142
Non-vested stock	1,606	932
Performance shares	1,073	552
Total compensation expense	2,709	1,626
Related tax benefit	(1,019)	(611)
Stock-based compensation expense, net of tax	$1,690	$1,015

As of May 2, 2015, we have unrecognized compensation cost of $27.3 million related to stock-based compensation awards granted. That cost is expected to be recognized over a weighted average period of 2.8 years.

Stock Options and SARs

The following table summarizes stock option and SAR activity for the three months ended May 2, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2015	418,525	$16.49
Exercised	(115,025)	16.30
Forfeited	(4,125)	16.12
Outstanding at May 2, 2015	299,375	$16.57	2.1	$841

Vested or expected to vest at May 2, 2015	299,375	$16.57	2.1	$841

Exercisable at May 2, 2015	299,175	$16.57	2.1	$841

The following table summarizes non-vested stock options and SARs activity for the three months ended May 2, 2015:

Stock Options/SARs	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at January 31, 2015	69,763	$8.69
Vested	(69,563)	8.69
Forfeited	—	—
Non-vested at May 2, 2015	200	$7.21

The aggregate intrinsic value of stock options and SARs exercised during the three months ended May 2, 2015 and May 3, 2014, was $0.7 million and $3.5 million, respectively.

Non-vested Stock

The following table summarizes non-vested stock activity for the three months ended May 2, 2015:

Non-vested Stock	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2015	678,604	$21.76
Granted	401,466	21.18
Vested	(193,509)	21.15
Forfeited	(2,446)	22.40
Outstanding at May 2, 2015	884,115	$21.63

The aggregate intrinsic value of non-vested stock that vested during the three months ended May 2, 2015 was $4.1 million. The payment of the employees' tax liability for a portion of the vested shares was satisfied by withholding shares with a fair value equal to the tax liability. As a result, the actual number of shares issued was 126,888.

Performance Shares

We grant performance shares as a means of rewarding management for our long-term performance based on shareholder return performance measures. The actual number of shares that may be issued ranges from zero to a maximum of twice the number of granted shares outstanding, as reflected in the table below, and is based on our shareholder return performance relative to a specific group of companies over a 3-year performance cycle. If earned, the performance shares vest following the 3-year cycle. Compensation expense, which is recorded ratably over the vesting period, is based on the fair value at grant date and the anticipated number of shares of our common stock, which is determined using a Monte Carlo probability model. Grant recipients do not have any shareholder rights until the granted shares have been issued.

The following table summarizes information about the performance shares that were outstanding at May 2, 2015:

Period Granted	Target Shares Outstanding at January 31, 2015	Target Shares Granted	Target Shares Vested	Target Shares Forfeited	Target Shares Outstanding at May 2, 2015	Weighted Average Grant Date Fair Value Per Share
2013	118,250	—	—	—	118,250	$33.81
2014	166,153	—	—	—	166,153	33.84
2015	—	222,185	—	—	222,185	28.42
Total	284,403	222,185	—	—	506,588

During the three months ended May 2, 2015, 221,182 shares vested related to the 2012 performance share grant. The aggregate intrinsic value of shares that vested during the three months ended May 2, 2015 was $4.9 million. The payment of the recipients' tax liability for shares that vested during the three months ended May 2, 2015 of approximately $1.8 million was satisfied by withholding shares with a fair value equal to the tax liability. As a result, the actual number of shares issued was 139,591.

3.            Debt Obligations

Debt obligations as of May 2, 2015 and January 31, 2015 consisted of the following (in thousands):

	May 2, 2015	January 31, 2015
Revolving Credit Facility	$86,556	$41,910
Finance lease obligations	4,493	4,725
Other financing	5,119	753
Total debt obligations	96,168	47,388
Less: Current portion of debt obligations	2,776	1,715
Long-term debt obligations	$93,392	$45,673

On October 6, 2014, we entered into a Second Amended and Restated Credit Agreement for a $300.0 million senior secured revolving credit facility ("Revolving Credit Facility") with a seasonal increase to $350.0 million and a $50.0 million letter of credit subfacility. The Revolving Credit Facility matures on October 6, 2019.

We use the Revolving Credit Facility to provide financing for working capital and general corporate purposes, as well as to finance capital expenditures and to support our letter of credit requirements. Borrowings are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. Inventory, cash and cash equivalents are pledged as collateral. The daily interest rates are determined by a prime rate or LIBOR, plus an applicable margin, as set forth in the Revolving Credit Facility agreement. For the three months ended May 2, 2015, the weighted average interest rate on outstanding borrowings and the average daily borrowings were 1.57% and $39.8 million, respectively.

Letters of credit issued under the Revolving Credit Facility support certain merchandise purchases and collateralize retained risks and deductibles under various insurance programs. At May 2, 2015, outstanding letters of credit totaled approximately $5.0 million. These letters of credit expire within twelve months of issuance. Excess borrowing availability under the Revolving Credit Facility at May 2, 2015 was $208.4 million.

The Revolving Credit Facility agreement contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions. The agreement also contains a fixed charge coverage ratio covenant in the event excess availability is below a defined threshold or an event of default has occurred. At May 2, 2015, we were in compliance with all of the debt covenants of the Revolving Credit Facility agreement and expect to remain in compliance.

During the three months ended May 2, 2015, the Company financed approximately $5.1 million of capital expenditures, bearing interest of 1.4%, of which $1.8 million will be paid in 2016 and $3.3 million will be paid in 2017.

4.            Earnings per Share

The following tables show the computation of basic and diluted earnings per share from continuing operations for each period presented (in thousands, except per share amounts):

	Three Months Ended
	May 2, 2015	May 3, 2014
Basic EPS from continuing operations:
Loss from continuing operations	$(8,637)	$(12,046)
Less: Allocation of earnings to participating securities	—	—
Net loss from continuing operations allocated to common shares	(8,637)	(12,046)

Basic weighted average shares outstanding	31,750	31,492
Basic EPS from continuing operations	$(0.27)	$(0.38)

	Three Months Ended
	May 2, 2015	May 3, 2014
Diluted EPS from continuing operations:
Loss from continuing operations	$(8,637)	$(12,046)
Less: Allocation of earnings to participating securities	—	—
Net loss from continuing operations allocated to common shares	(8,637)	(12,046)

Basic weighted average shares outstanding	31,750	31,492
Add: Dilutive effect of stock awards	—	—
Diluted weighted average shares outstanding	31,750	31,492
Diluted EPS from continuing operations	$(0.27)	$(0.38)

The number of shares attributable to stock options, SARs and non-vested stock grants that would have been considered dilutive securities, but were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive were as follows (in thousands):

	Three Months Ended
	May 2, 2015	May 3, 2014
Number of anti-dilutive shares due to net loss for the period	114	175
Number of anti-dilutive SARs due to exercise price greater than average market price of our common stock	50	79

5.            Stockholders' Equity

On May 21, 2015, our Board declared a quarterly cash dividend of $0.14 per share of common stock, payable on June 17, 2015 to shareholders of record at the close of business on June 2, 2015.

6.            Pension Plan

We sponsor a frozen defined benefit pension plan. The components of net periodic pension cost were as follows (in thousands):

	Three Months Ended
	May 2, 2015	May 3, 2014
Employer service cost	$87	$52
Interest cost	388	423
Expected return on plan assets	(548)	(533)
Net loss amortization	179	100
Net periodic pension cost	$106	$42

Our funding policy is to make contributions to maintain the minimum funding requirements for our pension obligations in accordance with the Employee Retirement Income Security Act. We may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover the short-term liquidity needs of the plan in order to maintain current invested positions. We made no contributions during the three months ended May 2, 2015.

7.            Fair Value Measurements

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

Level 3 –	Inputs that are both unobservable and significant to the overall fair value measurement reflect our estimates of assumptions that market participants would use in pricing the asset or liability.

Financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	May 2, 2015
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (a)(b)	$18,635	$18,635	$—	$—

	January 31, 2015
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (a)(b)	$16,654	$16,654	$—	$—

(a) The liability for the amount due to participants corresponding in value to the securities held in the grantor trust is recorded in other long-term liabilities.
(b) Using the market approach, the fair values of these items represent quoted market prices multiplied by the quantities held. Net gains and losses related to the changes in fair value in the assets and liabilities under the various deferred compensation plans are recorded in selling, general and administrative expenses and were nil for the three months ended May 2, 2015 and for the fiscal year ended January 31, 2015.

Non-financial assets measured at fair value on a nonrecurring basis (in thousands):

	May 2, 2015
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Store property, equipment and leasehold improvements (a)	$446	$—	$—	$446

	January 31, 2015
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Store property, equipment and leasehold improvements (a)	$3,343	$—	$—	$3,343

(a) In accordance with ASC No. 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, using an undiscounted cash flow model, we identified certain stores whose cash flow trends indicated that the carrying value of store property, equipment and leasehold improvements may not be fully recoverable and recognized impairment charges to reflect the assets at fair value. We use a discounted cash flow model to determine the fair value of our impaired assets. Key assumptions in determining future cash flows include, among other things, expected future operating performance and changes in economic conditions.  Impairment charges of $0.6 million recognized during the three months ended May 2, 2015 and $0.6 million recognized during fiscal year 2014 are recorded in cost of sales and related buying, occupancy and distribution expenses.

The fair values of cash and cash equivalents, payables and short-term debt obligations approximate their carrying values due to the short-term nature of these instruments. In addition, we believe that the Revolving Credit Facility approximates fair value since interest rates are adjusted to reflect current rates.

8.             Discontinued Operations

On March 7, 2014, we divested Steele's, an off-price concept that we launched in November 2011, in order to focus on our core specialty department store business. Accordingly, the results of operations of Steele's are reflected in discontinued operations.

Revenue and pre-tax loss of Steele's, which includes the loss on the sale of Steele's of $9.7 million, for the period presented were as follows (in thousands):

Three Months Ended
May 3, 2014

Net sales	$2,414

Pre-tax loss from discontinued operations	11,005

There were no assets or liabilities related to Steele’s included in the condensed consolidated financial statements as of May 2, 2015 and January 31, 2015.

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

For purposes of the following discussion, all references to the "first quarter 2015" and the "first quarter 2014" are for the 13-week fiscal periods ended May 2, 2015 and May 3, 2014, respectively.

The financial information, discussion and analysis that follow should be read in conjunction with our consolidated financial statements and the related notes included in this Form 10-Q as well as the financial and other information included in the Form 10-K.

Our Business

We are a retailer operating specialty department stores primarily in small and mid-sized towns and communities. Our merchandise assortment is a well-edited selection of moderately priced brand name and private label apparel, accessories, cosmetics, footwear and home goods. As of May 2, 2015, we operated 853 specialty department stores located in 40 states under the BEALLS, GOODY'S, PALAIS ROYAL, PEEBLES and STAGE nameplates and a direct-to-consumer business.

On March 7, 2014, we divested Steele's, an off-price concept that we launched in November 2011, in order to focus on our core specialty department store business. Accordingly, the results of operations of Steele's and loss on the sale are reflected in discontinued operations. Our results of operations presented within Management's Discussion and Analysis reflect continuing operations. For additional information regarding discontinued operations, see Note 8 to the condensed consolidated financial statements.

Results of Operations

Select financial results for the first quarter 2015 were as follows (comparisons are to the first quarter 2014):

•	Net sales decreased $2.7 million, or 0.7%.

•	Comparable sales decreased 1.1%, due in part to a Mother's Day marketing shift.

•	Direct-to-consumer sales, included in comparable sales, increased 31%.

•	Merchandise margin improved 180 basis points.

•	Gross profit increased $3.0 million, or 3.8%.

•	Selling, general and administrative ("SG&A") expenses decreased $1.9 million, or 2.0%

•	Loss from continuing operations improved $3.4 million, or 28.3%.

•	Loss per share improved 29% to $0.27 this year from $0.38 last year.

•	We paid cash dividends of $4.5 million, or $0.14 per share.

2015 Strategy and Outlook

We are focused on four key strategic growth initiatives that we believe will drive sales productivity in our existing stores and expand the presence and penetration of our direct-to-consumer business:

Create a Great Omni-channel Experience. During the first quarter 2015, we launched a mobile-optimized website, expanded our online assortments and increased our centralized fulfillment resulting in a better customer experience and a 31% increase in our direct-to-consumer business. We now offer more of our store assortments online and continue to expand our selection of exclusive online merchandise. We also continue to increase our centralized fulfillment of direct-to-consumer sales to improve order fulfillment and drive efficiencies.
Increase Emphasis on Trends and Styles. Our mission is to provide a merchandise assortment that is compelling to our customer, with high profile national brands and updated styles at a great value. We are continually refining our assortments with updated styles and new brands, adding categories within existing brands, and extending existing brands to additional stores. We plan to expand our cosmetics business by installing Estee Lauder and Clinique counters in 30 stores and Smash Box and Origins counters in 20 stores by the end of the year. We also plan to continue our home department expansion, an initiative that began in the third quarter 2014, with 45 more stores this year.
Improve the Store Environment. During the first quarter 2015, we began the process of remodeling our stores and plan to update over 100 stores this year. We are investing in our stores with improved lighting, upgraded fixtures, more mannequins, comfortable fitting rooms, enhanced navigation and wider aisles. Our store remodels are designed to achieve better layouts that will showcase popular brands and create focus on updated apparel and accessories. We believe that making our stores brighter and more inviting will elevate the customer shopping experience and build customer loyalty.
Better Connect with Our Customers. We are taking steps to strengthen our connection to our customer.  We have begun tailoring our communications based on shopping patterns to make a more personal connection. We are shifting mediums to reach our customer where she is, with more digital and mobile communication. We will also be piloting enhancements to our loyalty program in select markets later this year. In addition, we will continue to leverage and build upon our private label credit card with a card reissuance in time for the holidays.

First Quarter 2015 Compared to First Quarter 2014

The following table sets forth the results of operations for the periods presented (in thousands, except percentages):

	Three Months Ended
	May 2, 2015		May 3, 2014		Change
	Amount	% to Sales (a)	Amount	% to Sales (a)	Amount	%

Net sales	$369,313	100.0%	$372,040	100.0%	$(2,727)	(0.7)%
Cost of sales and related buying, occupancy and distribution expenses	288,384	78.1%	294,099	79.1%	(5,715)	(1.9)%
Gross profit	80,929	21.9%	77,941	20.9%	2,988	3.8%
Selling, general and administrative expenses	94,171	25.5%	96,054	25.8%	(1,883)	(2.0)%
Store opening costs	304	0.1%	808	0.2%	(504)	(62.4)%
Interest expense	579	0.2%	724	0.2%	(145)	(20.0)%
Loss from continuing operations before income tax	(14,125)	(3.8)%	(19,645)	(5.3)%	5,520	(28.1)%
Income tax benefit	(5,488)	(1.5)%	(7,599)	(2.0)%	2,111	(27.8)%
Loss from continuing operations	(8,637)	(2.3)%	(12,046)	(3.2)%	3,409	(28.3)%
Loss from discontinued operations, net of tax benefit of $4,257	—	—%	(6,748)	(1.8)%	6,748	(100.0)%
Net loss	$(8,637)	(2.3)%	$(18,794)	(5.1)%	$10,157	(54.0)%

(a) Percentages may not foot due to rounding.

Net Sales

Sales for the first quarter 2015 of $369.3 million decreased $2.7 million, or 0.7%, from $372.0 million for the first quarter 2014. Comparable sales, which are sales in stores that are open for at least 14 full months prior to the reporting period, including direct-to-consumer sales, decreased 1.1% in the first quarter 2015 compared to a 0.2% decrease in the first quarter 2014. Excluding direct-to-consumer sales, comparable sales decreased 1.7% in first quarter 2015, compared to a 0.4% decrease in the first quarter 2014. For the first quarter 2015, we had a 5.8% gain in average unit retail, which was offset by lower units per transaction and number of transactions. Factors impacting sales for the first quarter 2015 included a marketing shift, unfavorable weather, the weaker Mexican peso, and the West Coast port disruptions. We identified an opportunity to increase Mother's Day sales and intentionally shifted our marketing calendar from the end of the first quarter to the beginning of the second quarter. The weather unfavorably impacted our stores in the south-central and southeast parts of the country as some of our stores were closed for extended periods. Our 26 stores near the Mexican border, representing approximately 6.7% of sales, underperformed our comparable sales average as they continued to be negatively impacted by the weaker Mexican peso. Lastly, our footwear assortment was impacted by the West Coast port strike in the first quarter 2015. The effect of lower crude oil prices compared to last year continues to be difficult to measure and is influenced by the positive impact of lower gas prices for consumers and the negative impact of job losses in the energy industry.  Excluding our stores near the Mexican border, sales in our Texas stores were better than our full-chain average. Stores in cities with economies driven by oil drilling, such as Odessa and Midland, Texas, were generally weaker, while our strongest area throughout the chain in the first quarter 2015 was Houston, Texas.

Utilizing a ten-mile radius from each store, small market stores (populations less than 50,000), mid-sized market stores (populations of 50,000 to 150,000) and higher-density market stores (populations greater than 150,000) had comparable sales decreases for the first quarter 2015 of 2.2%, 3.0% and 1.3%, respectively.

Cosmetics and home were the best performing merchandise categories while men's and accessories underperformed. We experienced strong sales in high profile brands such as Nike, Calvin Klein, Skechers, Estee Lauder and Carters. Activewear remains the most dominant trend across categories.

Cost of Sales

The following is a summary of the changes in the components of the cost of sales rate between the first quarter 2015 and the first quarter 2014, expressed as a percent of sales:

Increase (Decrease)
Merchandise cost of sales rate	(1.8)%
Buying, occupancy and distribution expenses rate	0.8
Cost of sales rate	(1.0)%

Gross Profit

Gross profit for the first quarter 2015 was $80.9 million, an increase of $3.0 million or 3.8%, from $77.9 million for the first quarter 2014. Gross profit, as a percent of sales, increased to 21.9% for the first quarter 2015 from 20.9% for the first quarter 2014. The decrease in merchandise cost of sales rate reflects benefits from the higher average unit retail in the first quarter 2015 compared to the first quarter 2014. The increase in the buying, occupancy and distribution expense rate is a result of increased costs associated with omni-channel and store enhancements in the first quarter 2015 compared to the first quarter 2014.

Selling, General and Administrative Expenses

SG&A expenses for the first quarter 2015 decreased $1.9 million to $94.2 million from $96.1 million for the first quarter 2014. As a percent of sales, SG&A expenses decreased to 25.5% for the first quarter 2015 from 25.8% for the first quarter 2014. The first quarter 2015 benefited from lower advertising costs due to a shift in our marketing calendar to the second quarter and increased credit income from our private label credit card program.

Store Opening Costs

Store opening costs of $0.3 million in the first quarter 2015 include costs related to the opening of 2 stores. During the first quarter 2014, we incurred $0.8 million in store opening costs related to the opening of 7 stores. Store opening costs are expensed as incurred and include costs of stores opening in future quarters.

Interest Expense

Net interest expense was $0.6 million for the first quarter 2015, compared to $0.7 million for the first quarter 2014. Interest expense is primarily comprised of interest on borrowings under the Revolving Credit Facility, related letters of credit and commitment fees, amortization of debt issuance costs and interest on finance lease obligations.

Income Taxes

Our effective income tax rate for the first quarter 2015 was 38.9%, resulting in an estimated tax benefit from continuing operations of $5.5 million.  This compares to an effective tax rate of 38.7% and an income tax benefit from continuing operations of $7.6 million for the first quarter 2014.

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

Key components of our cash flow are summarized below (in thousands):

	Three Months Ended
	May 2, 2015	May 3, 2014
Net cash provided by (used in):
Operating activities	$(16,432)	$(6,122)
Investing activities	(13,281)	(13,317)
Financing activities	37,154	29,038

Operating Activities

During the first quarter 2015, we used $16.4 million in cash from operating activities. Net loss, adjusted for non-cash expenses, provided cash of approximately $11.1 million. Changes in operating assets and liabilities used net cash of approximately $28.6 million, which included a $45.3 million increase in merchandise inventories primarily due to the seasonal build of inventories and strategic investments in cosmetics, a decrease in other assets of $2.7 million and an increase in accounts payable and other liabilities of $13.9 million. Additionally, cash flows from operating activities included construction allowances from landlords of $1.1 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

During the first quarter 2014, we used $6.1 million in cash from operating activities. Net loss, adjusted for non-cash expenses, used cash of approximately $2.0 million.  Changes in operating assets and liabilities used net cash of approximately $6.5 million, which included a $15.1 million increase in merchandise inventories primarily due to the seasonal build and the strategic investments in cosmetics, partly offset by the reduction associated with the sale of the Steele's operations, and an increase in other assets of $8.5 million. These increases were partially offset by an increase in accounts payable and other liabilities of $17.2 million. Additionally, cash flows from operating activities included construction allowances from landlords of $2.4 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

Investing Activities

Capital expenditures were $13.3 million for the first quarter 2015 compared to $14.7 million for the first quarter 2014. Capital expenditures during the first quarter 2015 reflect a decrease in store openings partially offset by an increase in store expansions and remodels compared to the first quarter 2014. We received construction allowances from landlords of $1.1 million in the first quarter 2015 and $2.4 million in the first quarter 2014 to fund a portion of the capital expenditures related to store leasehold improvements in new and relocated stores. These funds are recorded as a deferred rent credit on the balance sheet and are recognized as an offset to rent expense over the lease term commencing with the date the allowances are earned.

Financing Activities

We use the Revolving Credit Facility to provide financing for working capital and general corporate purposes, as well as to finance capital expenditures and to support our letter of credit requirements. Borrowings are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. Inventory, cash and cash equivalents are pledged as collateral. The daily interest rates are determined by a prime rate or LIBOR, plus an applicable margin, as set forth in the Revolving Credit Facility agreement. For the first quarter 2015, the weighted average interest rate on outstanding borrowings and the average daily borrowings were 1.57% and $39.8 million, respectively.

Letters of credit issued under the Revolving Credit Facility support certain merchandise purchases and collateralize retained risks and deductibles under various insurance programs. At May 2, 2015, outstanding letters of credit totaled approximately $5.0 million. These letters of credit expire within twelve months of issuance. Excess borrowing availability under the Revolving Credit Facility at May 2, 2015 was $208.4 million.

The Revolving Credit Facility agreement contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions. The agreement also contains a fixed charge coverage ratio covenant in the event excess availability is below a defined threshold or an event of default has occurred. At May 2, 2015, we were in compliance with all of the debt covenants of the agreement and expect to remain in compliance.

During the three months ended May 2, 2015, the Company financed approximately $5.1 million of capital expenditures, bearing interest of 1.4%, of which $1.8 million will be paid in 2016 and $3.3 million will be paid in 2017.

On May 21, 2015, our Board declared a quarterly cash dividend of $4.5 million, or $0.14 per share of common stock, payable on June 17, 2015 to shareholders of record at the close of business on June 2, 2015.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in our internal control over financial reporting during the three months ended May 2, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The table below sets forth information regarding our repurchases of common stock during the three months ended May 2, 2015:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)

February 1, 2015 to February 28, 2015	1,241	$21.28	—	$99,938,428

March 1, 2015 to April 4, 2015	137,246	21.94	—	$99,938,428

April 5, 2015 to May 2, 2015	20,902	20.64	—	$99,938,428

Total	159,389	$21.77	—

(a) Although we did not repurchase any of our common stock during the three months ended May 2, 2015 under the 2011 Stock Repurchase Program:

•
We reacquired 155,017 shares of common stock from certain employees to cover tax withholding obligations from exercises of SARs and the vesting of restricted stock and performance shares at a weighted average acquisition price of $21.76 per share; and

•
The trustee of the grantor trust established by us for the purpose of holding assets under our deferred compensation plan purchased an aggregate of 4,372 shares of our common stock in the open market at a weighted average price of $22.03 in connection with the option to invest in our stock under the deferred compensation plan and reinvestment of dividends paid on our common stock held in trust in the deferred compensation plan.

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

Exhibit Number	Description

10.1	Employment Agreement between Steven Hunter and Stage Stores, Inc. dated April 1, 2015 is incorporated by reference to Exhibit 10.1 of Stage Stores’ Current Report on Form 8-K filed April 7, 2015.

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
_______________________________________

*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAGE STORES, INC.

Dated: June 11, 2015	/s/ Michael L. Glazer
Michael L. Glazer
President and Chief Executive Officer
(Principal Executive Officer)

Dated: June 11, 2015	/s/ Oded Shein
Oded Shein
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)