Form 10-Q
period 2015-08-01
STAGE STORES INC
filed 2015-09-10
CIK 6885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2015

or

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

Yes ☐ No ☑

As of September 1, 2015, there were 32,017,175 shares of the registrant's common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.                          FINANCIAL STATEMENTS
Stage Stores, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(Unaudited)

	August 1, 2015	January 31, 2015
ASSETS
Cash and cash equivalents	$24,193	$17,165
Merchandise inventories, net	490,216	441,452
Prepaid expenses and other current assets	49,869	45,444
Total current assets	564,278	504,061

Property, equipment and leasehold improvements, net of accumulated depreciation of $618,406 and $581,862, respectively	289,378	285,450
Intangible asset	14,910	14,910
Other non-current assets, net	22,230	20,256
Total assets	$890,796	$824,677

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$167,597	$121,778
Accrued expenses and other current liabilities	71,224	83,004
Total current liabilities	238,821	204,782

Long-term debt obligations	90,349	45,673
Other long-term liabilities	97,941	98,292
Total liabilities	427,111	348,747

Commitments and contingencies

Common stock, par value $0.01, 100,000 shares authorized, 32,012 and 31,632 shares issued, respectively	320	316
Additional paid-in capital	399,093	395,395
Less treasury stock - at cost, 0 and 0 shares, respectively	(729)	(600)
Accumulated other comprehensive loss	(6,634)	(6,874)
Retained earnings	71,635	87,693
Total stockholders' equity	463,685	475,930
Total liabilities and stockholders' equity	$890,796	$824,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014

Net sales	$380,916	$377,446	$750,229	$749,486
Cost of sales and related buying, occupancy and distribution expenses	282,461	265,106	570,845	559,205
Gross profit	98,455	112,340	179,384	190,281

Selling, general and administrative expenses	95,137	93,108	189,308	189,162
Store opening costs	75	224	379	1,032
Interest expense	673	755	1,252	1,479
Income (loss) from continuing operations before income tax	2,570	18,253	(11,555)	(1,392)

Income tax expense (benefit)	955	7,061	(4,533)	(538)
Income (loss) from continuing operations	1,615	11,192	(7,022)	(854)
Loss from discontinued operations, net of tax benefit of $4,257	—	—	—	(6,748)
Net income (loss)	$1,615	$11,192	$(7,022)	$(7,602)

Other comprehensive income:
Amortization of employee benefit related costs, net of tax of $79, $38, $147 and $76, respectively	$129	$61	240	123
Total other comprehensive income	129	61	240	123
Comprehensive income (loss)	$1,744	$11,253	$(6,782)	$(7,479)

Basic earnings (loss) per share data:
Continuing operations	$0.05	$0.35	$(0.22)	$(0.03)
Discontinued operations	—	—	—	(0.21)
Basic earnings (loss) per share	$0.05	$0.35	$(0.22)	$(0.24)
Basic weighted average shares outstanding	31,982	31,757	31,866	31,624

Diluted earnings (loss) per share data:
Continuing operations	$0.05	$0.35	$(0.22)	$(0.03)
Discontinued operations	—	—	—	(0.21)
Diluted earnings (loss) per share	$0.05	$0.35	$(0.22)	$(0.24)
Diluted weighted average shares outstanding	32,013	31,825	31,866	31,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended
	August 1, 2015	August 2, 2014
Cash flows from operating activities:
Net loss	$(7,022)	$(7,602)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and impairment of long-lived assets	41,338	31,261
Loss on retirements of property, equipment and leasehold improvements	503	655
Deferred income taxes	(231)	(262)
Tax benefit from stock-based compensation	601	126
Stock-based compensation expense	5,929	4,436
Amortization of debt issuance costs	109	150
Excess tax benefits from stock-based compensation	(944)	(826)
Deferred compensation obligation	129	(112)
Amortization of employee benefit related costs	387	199
Construction allowances from landlords	1,616	2,756
Changes in operating assets and liabilities:
Increase in merchandise inventories	(48,764)	(17,058)
Increase in other assets	(6,529)	(8,416)
Increase (decrease) in accounts payable and other liabilities	25,983	(7,396)
Net cash provided by (used in) operating activities	13,105	(2,089)

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(35,572)	(30,286)
Proceeds from disposal of assets	32	1,448
Net cash used in investing activities	(35,540)	(28,838)

Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	234,347	227,365
Payments of revolving credit facility borrowings	(192,484)	(179,600)
Payments of long-term debt obligations	(1,222)	(1,412)
Payments for stock related compensation	(3,629)	(1,989)
Proceeds from exercise of stock awards	543	5,040
Excess tax benefits from stock-based compensation	944	826
Cash dividends paid	(9,036)	(7,971)
Net cash provided by financing activities	29,463	42,259
Net increase in cash and cash equivalents	7,028	11,332

Cash and cash equivalents:
Beginning of period	17,165	14,762
End of period	$24,193	$26,094

Supplemental disclosures including non-cash investing and financing activities:
Interest paid	$1,122	$1,380
Income taxes paid	$14,838	$6,459
Unpaid liabilities for capital expenditures	$8,257	$6,355

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Condensed Consolidated Statement of Stockholders' Equity
For the Six Months Ended August 1, 2015
(in thousands, except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings
	Shares	Amount		Shares	Amount			Total

Balance at January 31, 2015	31,632	$316	$395,395	—	$(600)	$(6,874)	$87,693	$475,930

Net loss	—	—	—	—	—	—	(7,022)	(7,022)
Other comprehensive income	—	—	—	—	—	240	—	240
Dividends on common stock, $0.28 per share	—	—	—	—	—	—	(9,036)	(9,036)
Deferred compensation	—	—	129	—	(129)	—	—	—
Issuance of equity awards, net	380	4	539	—	—	—	—	543
Tax withholdings paid for net settlement of stock awards	—	—	(3,500)	—	—	—	—	(3,500)
Stock-based compensation expense	—	—	5,929	—	—	—	—	5,929
Tax benefit from stock-based compensation	—	—	601	—	—	—	—	601
Balance at August 1, 2015	32,012	$320	$399,093	—	$(729)	$(6,634)	$71,635	$463,685

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

 Recent Accounting Standards. In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which supersedes most existing revenue recognition guidance in GAAP. The core principle of the guidance is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects what a company expects to be entitled to in exchange for those goods or services. ASU 2014-09 allows for either a retrospective or cumulative effect transition method of adoption and is effective for periods beginning after December 15, 2016. In July 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 by one year, however, early adoption as of the original effective date is permitted. We are currently evaluating the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provides explicit guidance to help companies evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The new guidance clarifies that if a cloud computing arrangement includes a software license, the customer should account for the license consistent with its accounting for other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. This new standard is effective for us for fiscal years and interim periods beginning after December 15, 2015. We are currently evaluating the impact that the adoption of ASU 2015-05 will have on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. The new principle is part of the FASB’s simplification initiative and applies to entities that measure inventory using a method other than last-in, first-out ("LIFO") or the retail inventory method. The new standard is effective for us for fiscal years and interim periods beginning after December 15, 2016. We do not expect the adoption of ASU 2015-11 to have a material impact on our consolidated financial statements.

2.            Stock-Based Compensation

The following table summarizes stock-based compensation expense by type of grant for each period presented (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Stock options and stock appreciation rights ("SARs")	$—	$195	$30	$337
Non-vested stock	1,808	1,464	3,414	2,396
Performance shares	1,412	1,151	2,485	1,703
Total compensation expense	3,220	2,810	5,929	4,436
Related tax benefit	(1,211)	(1,057)	(2,230)	(1,668)
Stock-based compensation expense, net of tax	$2,009	$1,753	$3,699	$2,768

As of August 1, 2015, we have unrecognized compensation cost of $25.5 million related to stock-based compensation awards granted. That cost is expected to be recognized over a weighted average period of 2.6 years.

Stock Options and SARs

The following table summarizes stock option and SAR activity for the six months ended August 1, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2015	418,525	$16.49
Exercised	(157,650)	15.36
Forfeited	(13,725)	18.02
Outstanding, vested and exercisable at August 1, 2015	247,150	$17.13	2.2	$299

The following table summarizes non-vested stock options and SARs activity for the six months ended August 1, 2015:

Stock Options/SARs	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at January 31, 2015	69,763	$8.69
Vested	(69,763)	8.69
Non-vested at August 1, 2015	—	$—

The aggregate intrinsic value of stock options and SARs exercised during the six months ended August 1, 2015 and August 2, 2014, was $0.9 million and $3.5 million, respectively.

Non-vested Stock

The following table summarizes non-vested stock activity for the six months ended August 1, 2015:

Non-vested Stock	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2015	678,604	$21.76
Granted	473,628	20.66
Vested	(254,027)	20.78
Forfeited	(18,933)	21.81
Outstanding at August 1, 2015	879,272	$21.45

The aggregate intrinsic value of non-vested stock that vested during the six months ended August 1, 2015 was $5.2 million. The payment of the employees' tax liability for a portion of the vested shares was satisfied by withholding shares with a fair value equal to the tax liability. As a result, the actual number of shares issued was 183,549.

Performance Shares

We grant performance shares as a means of rewarding management for our long-term performance based on shareholder return performance measures. The actual number of shares that may be issued ranges from zero to a maximum of twice the number of granted shares outstanding, as reflected in the table below, and is based on our shareholder return performance relative to a specific group of companies over a three-year performance cycle. If earned, the performance shares vest following the three-year cycle. Compensation expense, which is recorded ratably over the vesting period, is based on the fair value at grant date and the anticipated number of shares of our common stock, which is determined using a Monte Carlo probability model. Grant recipients do not have any shareholder rights until the granted shares have been issued.

The following table summarizes information about the performance shares that were outstanding at August 1, 2015:

Period Granted	Target Shares Outstanding at January 31, 2015	Target Shares Granted	Target Shares Vested	Target Shares Forfeited	Target Shares Outstanding at August 1, 2015	Weighted Average Grant Date Fair Value Per Share
2013	118,250	—	—	—	118,250	$33.81
2014	166,153	—	—	—	166,153	33.84
2015	—	227,685	—	—	227,685	28.33
Total	284,403	227,685	—	—	512,088

During the six months ended August 1, 2015, 221,182 shares vested related to the 2012 performance share grant. The aggregate intrinsic value of shares that vested during the six months ended August 1, 2015 was $4.9 million. The payment of the recipients' tax liability for shares that vested during the six months ended August 1, 2015 of approximately $1.8 million was satisfied by withholding shares with a fair value equal to the tax liability. As a result, the actual number of shares issued was 139,591.

3.            Debt Obligations

Debt obligations as of August 1, 2015 and January 31, 2015 consisted of the following (in thousands):

	August 1, 2015	January 31, 2015
Revolving Credit Facility	$83,773	$41,910
Finance lease obligations	4,256	4,725
Other financing	5,119	753
Total debt obligations	93,148	47,388
Less: Current portion of debt obligations	2,799	1,715
Long-term debt obligations	$90,349	$45,673

On October 6, 2014, we entered into a Second Amended and Restated Credit Agreement for a $300.0 million senior secured revolving credit facility ("Revolving Credit Facility") with a seasonal increase to $350.0 million and a $50.0 million letter of credit subfacility. The Revolving Credit Facility matures on October 6, 2019.

We use the Revolving Credit Facility to provide financing for working capital and general corporate purposes, as well as to finance capital expenditures and to support our letter of credit requirements. Borrowings are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. Inventory, cash and cash equivalents are pledged as collateral. The daily interest rates are determined by a prime rate or LIBOR, plus an applicable margin, as set forth in the Revolving Credit Facility agreement. For the six months ended August 1, 2015, the weighted average interest rate on outstanding borrowings and the average daily borrowings were 1.50% and $62.4 million, respectively.

Letters of credit issued under the Revolving Credit Facility support certain merchandise purchases and collateralize retained risks and deductibles under various insurance programs. At August 1, 2015, outstanding letters of credit totaled approximately $9.6 million. These letters of credit expire within twelve months of issuance. Excess borrowing availability under the Revolving Credit Facility at August 1, 2015 was $206.5 million.

The Revolving Credit Facility agreement contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions. The agreement also contains a fixed charge coverage ratio covenant in the event excess availability is below a defined threshold or an event of default has occurred. At August 1, 2015, we were in compliance with all of the debt covenants of the Revolving Credit Facility agreement and expect to remain in compliance.

During the six months ended August 1, 2015, the Company financed approximately $5.1 million of capital expenditures, bearing interest of 1.4%, of which $1.8 million will be paid in 2016 and $3.3 million will be paid in 2017.

4.            Earnings per Share

The following tables show the computation of basic and diluted earnings per share from continuing operations for each period presented (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Basic EPS from continuing operations:
Income (loss) from continuing operations	$1,615	$11,192	$(7,022)	$(854)
Less: Allocation of earnings to participating securities	(25)	(152)	—	—
Net income (loss) from continuing operations allocated to common shares	1,590	11,040	(7,022)	(854)

Basic weighted average shares outstanding	31,982	31,757	31,866	31,624
Basic EPS from continuing operations	$0.05	$0.35	$(0.22)	$(0.03)

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Diluted EPS from continuing operations:
Income (loss) from continuing operations	$1,615	$11,192	$(7,022)	$(854)
Less: Allocation of earnings to participating securities	(25)	(152)	—	—
Net income (loss) from continuing operations allocated to common shares	1,590	11,040	(7,022)	(854)

Basic weighted average shares outstanding	31,982	31,757	31,866	31,624
Add: Dilutive effect of stock awards	31	68	—	—
Diluted weighted average shares outstanding	32,013	31,825	31,866	31,624
Diluted EPS from continuing operations	$0.05	$0.35	$(0.22)	$(0.03)

The number of shares attributable to stock options, SARs and non-vested stock grants that would have been considered dilutive securities, but were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive were as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Number of anti-dilutive shares due to net loss for the period	—	—	73	114
Number of anti-dilutive SARs due to exercise price greater than average market price of our common stock	153	218	7	250

5.            Stockholders' Equity

On June 16, 2015, we announced that our Board of Directors ("Board") approved a 7% increase in our quarterly cash dividend rate to $0.15 per common share from the previous quarterly rate of $0.14 per common share. The new quarterly rate of $0.15 per common share is applicable to dividends declared by our Board beginning August 20, 2015. On August 20, 2015, our Board declared a quarterly cash dividend of $0.15 per share of common stock, payable on September 16, 2015 to shareholders of record at the close of business on September 1, 2015.

6.            Pension Plan

We sponsor a frozen defined benefit pension plan. The components of net periodic pension cost were as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Employer service cost	$87	$54	$174	$106
Interest cost	395	423	783	846
Expected return on plan assets	(549)	(535)	(1,097)	(1,068)
Net loss amortization	208	99	387	199
Net periodic pension cost	$141	$41	$247	$83

Our funding policy is to make contributions to maintain the minimum funding requirements for our pension obligations in accordance with the Employee Retirement Income Security Act. We may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover the short-term liquidity needs of the plan in order to maintain current invested positions. We made no contributions during the six months ended August 1, 2015.

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

Level 3 –	Inputs that are both unobservable and significant to the overall fair value measurement reflect our estimates of assumptions that market participants would use in pricing the asset or liability.

Financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	August 1, 2015
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (a)(b)	$18,921	$18,921	$—	$—

	January 31, 2015
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (a)(b)	$16,654	$16,654	$—	$—

(a) The liability for the amount due to participants corresponding in value to the securities held in the grantor trust is recorded in other long-term liabilities.
(b) Using the market approach, the fair values of these items represent quoted market prices multiplied by the quantities held. Net gains and losses related to the changes in fair value in the assets and liabilities under the various deferred compensation plans are recorded in selling, general and administrative expenses and were nil for the six months ended August 1, 2015 and for the fiscal year ended January 31, 2015.

Non-financial assets measured at fair value on a nonrecurring basis (in thousands):

	August 1, 2015
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Store property, equipment and leasehold improvements (a)	$4,204	$—	$—	$4,204

	January 31, 2015
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Store property, equipment and leasehold improvements (a)	$3,343	$—	$—	$3,343

(a) In accordance with ASC No. 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, using an undiscounted cash flow model, we identified certain stores whose cash flow trends indicated that the carrying value of store property, equipment and leasehold improvements may not be fully recoverable and recognized impairment charges to reflect the assets at fair value. We use a discounted cash flow model to determine the fair value of our impaired assets. Key assumptions in determining future cash flows include, among other things, expected future operating performance, including expected closure date or lease term, and changes in economic conditions.

As part of a strategic evaluation of our real estate portfolio, we launched a multi-year plan during 2015 to close stores that we believe do not have the potential to meet our increased sales productivity and profitability benchmarks. We expect to close approximately 90 underperforming stores representing 4% of total sales, with 27 stores closing in 2015 and the majority closing by the end of 2017. As a result, we recognized impairment charges of $8.7 million during six months ended August 1, 2015 related to our strategic store closure plan. During 2014, we recognized impairment charges of $0.6 million. Store impairment charges are recorded in cost of sales and related buying, occupancy and distribution expenses.

The fair values of cash and cash equivalents, payables and short-term debt obligations approximate their carrying values due to the short-term nature of these instruments. In addition, we believe that the Revolving Credit Facility approximates fair value since interest rates are adjusted to reflect current rates.

8.             Discontinued Operations

On March 7, 2014, we divested Steele's, an off-price concept that we launched in November 2011, in order to focus on our core specialty department store business. Accordingly, the results of operations of Steele's are reflected in discontinued operations for 2014.

Revenue and pre-tax loss of Steele's, which includes the loss on the sale of Steele's of $9.7 million, for the period presented were as follows (in thousands):

	Three Months Ended	Six Months Ended
	August 2, 2014	August 2, 2014

Net sales	$—	$2,414

Pre-tax loss from discontinued operations	—	11,005

There were no assets or liabilities related to Steele’s included in the condensed consolidated financial statements as of August 1, 2015 and January 31, 2015.

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

For purposes of the following discussion, all references to the "second quarter 2015" and the "second quarter 2014" are for the 13-week fiscal periods ended August 1, 2015 and August 2, 2014, respectively, and all references to "year-to-date 2015" and "year-to-date 2014" are for the 26-week fiscal periods ended August 1, 2015 and August 2, 2014, respectively.

The financial information, discussion and analysis that follow should be read in conjunction with our consolidated financial statements and the related notes included in this Form 10-Q as well as the financial and other information included in the Form 10-K.

Our Business

We are a retailer operating specialty department stores primarily in small and mid-sized towns and communities. Our merchandise assortment is a well-edited selection of moderately priced brand name and private label apparel, accessories, cosmetics, footwear and home goods. As of August 1, 2015, we operated 850 specialty department stores located in 40 states under the BEALLS, GOODY'S, PALAIS ROYAL, PEEBLES and STAGE nameplates and a direct-to-consumer business.

On March 7, 2014, we divested Steele's, an off-price concept that we launched in November 2011, in order to focus on our core specialty department store business. Accordingly, the results of operations of Steele's and loss on the sale are reflected in discontinued operations. Our results of operations presented within Management's Discussion and Analysis reflect continuing operations for 2014. For additional information regarding discontinued operations, see Note 8 to the condensed consolidated financial statements.

Results of Operations

Select financial results for the second quarter 2015 were as follows (comparisons are to the second quarter 2014):

•	Net sales increased $3.5 million, or 0.9%

•	Comparable sales increased 0.8%

•	Direct-to-consumer sales, included in comparable sales, increased 21%

•	Pre-tax impairment charges of $8.1 million were recognized related to our strategic store closure plan

•	Gross profit decreased $13.8 million, or 12.4%, which includes the impact of impairment charges

•	Selling, general and administrative ("SG&A") expenses increased $2.0 million, or 2.2%, which includes $0.6 million impact of our corporate headquarters consolidation

•	Net income decreased $9.6 million, or 85.6%, which includes the impact of impairment charges and our corporate headquarters consolidation

•	Adjusted net income (non-GAAP) decreased $4.2 million, or 37.5% (see non-GAAP financial measures on page 19)

•	Diluted earnings per share decreased $0.30 to $0.05

•	Adjusted diluted earnings per share (non-GAAP) decreased $0.13 to $0.22 (see non-GAAP financial measures on page 19)

For the year-to-date 2015:

•	Cash dividends of $9.0 million, or $0.28 per common share were paid.

•	Quarterly dividend rate increased by 7.0% to $0.15 per common share in August 2015.

2015 Strategy and Outlook

We are focused on four key strategic growth initiatives that we believe will drive sales productivity in our existing stores and expand the presence and penetration of our direct-to-consumer business:

Create a Great Omni-channel Experience. During the year-to-date 2015, we launched a mobile-optimized website, expanded our online assortments, including exclusive online merchandise, and increased our centralized fulfillment resulting in a better customer experience and continued growth in our direct-to-consumer business. In addition, we expect to roll-out a new mobile application prior to the upcoming holiday season.
Increase Emphasis on Trends and Styles. Our mission is to provide a merchandise assortment that is compelling to our customer, with high profile national brands and updated styles at a great value. We are continually refining our assortments with updated styles and new brands, adding categories within existing brands, and extending existing brands to additional stores. During the year-to-date 2015, we installed Clinique, Smashbox and Origin counters in 6 stores and Estee Lauder counters in 5 stores and plan to continue expansion of our cosmetics business with the installation of Clinique and Estee Lauder counters in a total of 30 stores and Smashbox and Origins counters in a total of 20 stores by year-end. Our home department expansion efforts also continue with 45 additional stores for the holiday season and with an expanded assortment of giftable items.
Improve the Store Environment. During the year-to-date 2015, we remodeled 47 stores and expect to complete our plan to remodel a total of more than 120 stores before the upcoming holiday season. We are investing in our stores with improved lighting, upgraded fixtures, more mannequins, comfortable fitting rooms, enhanced navigation and wider aisles. Our store remodels are designed to achieve better layouts that will showcase popular brands and create focus on updated apparel and accessories. We believe that investments to make our stores brighter and more inviting will elevate the customer shopping experience and build customer loyalty. As part of a strategic evaluation of our real estate portfolio, we launched a multi-year plan to close stores that we believe do not have the potential to meet our increased sales productivity and profitability benchmarks. We expect to close approximately 90 underperforming stores representing 4% of total sales, with 27 stores closing in 2015 and the majority closing by the end of 2017. The closure of these stores is expected to improve our ability to effectively allocate capital, deliver higher sales productivity and be accretive to earnings.
Better Connect with Our Customers. We are taking steps to strengthen our connection to our customer by tailoring our communications based on shopping patterns to make a more personal connection and are shifting mediums to reach our customer where she is, with more digital and mobile communication. We are also piloting enhancements to our loyalty program in select markets in the back half of the year and we will continue to leverage and build upon our private label credit card with a card reissuance in time for the holidays.
In addition, we plan to consolidate our corporate headquarters into a single location in Houston, Texas, which will better enable us to execute our strategic plans by bringing our corporate associates together to create increased collaboration and efficiencies. The more central location will also help us recruit and retain top talent to support our stores and online business. The office move is expected to begin during the fourth quarter of 2015 and be completed by the end of the first quarter 2016.

Non-GAAP Financial Measures

The following supplemental information presents the results of operations for the three and six months ended August 1, 2015 and August 2, 2014 on a GAAP basis and on a non-GAAP basis to show earnings with and without charges associated with our corporate headquarters consolidation, which consists of duplicate rent expense and moving related costs, and our strategic store closure plan, which consists of impairment charges. We believe this supplemental financial information enhances an investor's understanding of our financial performance as it excludes those items which impact comparability of operating trends.  The non-GAAP financial information should not be considered in isolation or viewed as a substitute for net income, cash flow from operations, diluted earnings per common share or other measures of performance as defined by GAAP.  Moreover, the inclusion of non-GAAP financial information as used herein is not necessarily comparable to other similarly titled measures of other companies due to the potential inconsistencies in the method of presentation and items considered.  The following tables set forth the supplemental financial information and the reconciliation of GAAP disclosures to non-GAAP financial measures (in thousands, except diluted earnings per share):

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014

Net income (loss) (GAAP)	$1,615	$11,192	$(7,022)	$(7,602)
Loss from discontinued operations	—	—	—	6,748
Income (loss) from continuing operations	1,615	11,192	(7,022)	(854)
Corporate headquarters consolidation, net of tax of $239	389	—	389	—
Strategic store closure plan, net of tax of $3,068 and $3,293, respectively	4,990	—	5,358	—
Adjusted net income (loss) (non-GAAP)	$6,994	$11,192	$(1,275)	$(854)

Diluted earnings (loss) per share (GAAP)	$0.05	$0.35	$(0.22)	$(0.24)
Loss from discontinued operations	—	—	—	0.21
Income (loss) from continuing operations	0.05	0.35	(0.22)	(0.03)
Corporate headquarters consolidation	0.01	—	0.01	—
Strategic store closure plan	0.16	—	0.17	—
Adjusted diluted earnings (loss) per share (non-GAAP)	$0.22	$0.35	$(0.04)	$(0.03)

Second Quarter 2015 Compared to Second Quarter 2014

The following table sets forth the results of operations for the periods presented (in thousands, except percentages):

	Three Months Ended
	August 1, 2015		August 2, 2014		Change
	Amount	% to Sales (a)	Amount	% to Sales (a)	Amount	%

Net sales	$380,916	100.0%	$377,446	100.0%	$3,470	0.9%
Cost of sales and related buying, occupancy and distribution expenses	282,461	74.2%	265,106	70.2%	17,355	6.5%
Gross profit	98,455	25.8%	112,340	29.8%	(13,885)	(12.4)%
Selling, general and administrative expenses	95,137	25.0%	93,108	24.7%	2,029	2.2%
Store opening costs	75	—%	224	0.1%	(149)	(66.5)%
Interest expense	673	0.2%	755	0.2%	(82)	(10.9)%
Income before income tax	2,570	0.7%	18,253	4.8%	(15,683)	(85.9)%
Income tax expense	955	0.3%	7,061	1.9%	(6,106)	(86.5)%
Net income	$1,615	0.4%	$11,192	3.0%	$(9,577)	(85.6)%

(a) Percentages may not foot due to rounding.

Net Sales

Sales for the second quarter 2015 of $380.9 million increased $3.5 million, or 0.9%, from $377.4 million for the second quarter 2014. Comparable sales, which are sales in stores that are open for at least 14 full months prior to the reporting period, including direct-to-consumer sales, increased 0.8% in the second quarter 2015 compared to a 4.2% decrease in the second quarter 2014. Excluding direct-to-consumer sales, comparable sales increased 0.4% in second quarter 2015, compared to a 4.5% decrease in the second quarter 2014. The 0.8% increase in comparable sales was driven by an increase in average unit retail, partially offset by lower traffic. The second quarter 2015 sales benefited from a shift in our marketing calendar from the end of the first quarter to the beginning of the second quarter, resulting in record Mother's Day sales, while the weaker Mexican peso and lower oil prices and layoffs in energy exposed communities where we operate put pressure on sales. Our 26 stores near the Mexican border, representing approximately 7% of sales, underperformed our comparable sales average as they continued to be negatively impacted by the weaker Mexican peso. Stores exposed to oil and gas economies, most of which are located in portions of Texas, Louisiana, Oklahoma and New Mexico, lagged the balance of the chain.

Cosmetics and home were the best performing merchandise categories while men's, children's and accessories underperformed our comparable sales average. We experienced strong sales in high profile brands such as Nike, Calvin Klein, Chaus, Nautica, Skechers, Estee Lauder and Carter's.  Activewear continues to be a dominant trend across categories.

Cost of Sales

The following is a summary of the changes in the components of the cost of sales rate between the second quarter 2015 and the second quarter 2014, expressed as a percent of sales:

Increase
Merchandise cost of sales rate	1.0%
Buying, occupancy and distribution expenses rate	3.0
Cost of sales rate	4.0%

Gross Profit

Gross profit for the second quarter 2015 was $98.5 million, a decrease of $13.8 million or 12.4%, from $112.3 million for the second quarter 2014. Gross profit, as a percent of sales, decreased to 25.8% for the second quarter 2015 from 29.8% for the second quarter 2014. The increase in merchandise cost of sales rate is the result of higher clearance sales and additional markdowns taken to drive sales and clear inventory in the second quarter 2015 compared to the second quarter 2014. The increase in the buying, occupancy and distribution expense rate reflects our strategic investments in omni-channel, technology and stores in the second quarter 2015 compared to the second quarter 2014. Additionally, impairment charges of $8.1 million, or 2.1% of sales, recognized during the second quarter 2015 related to our strategic store closure plan.

Selling, General and Administrative Expenses

SG&A expenses for the second quarter 2015 increased $2.0 million to $95.1 million from $93.1 million for the second quarter 2014. As a percent of sales, SG&A expenses increased to 25.0% for the second quarter 2015 from 24.7% for the second quarter 2014. The increase in SG&A expenses is primarily due to charges of $0.6 million related to our corporate headquarters consolidation and a shift in our marketing calendar related to Mother's Day from the first quarter to the second quarter, partially offset by increased credit income from our private label credit card program in the second quarter 2015.

Store Opening Costs

Store opening costs of $0.1 million in the second quarter 2015 include costs related to the opening of one store and the relocation of one store. During the second quarter 2014, we incurred $0.2 million in store opening costs related to the relocation of two stores. Store opening costs are expensed as incurred and include costs of stores opening or relocating in future quarters.

Interest Expense

Net interest expense was $0.7 million for the second quarter 2015, compared to $0.8 million for the second quarter 2014. Interest expense is primarily comprised of interest on borrowings under the Revolving Credit Facility, related letters of credit and commitment fees, amortization of debt issuance costs and interest on finance lease obligations.

Income Taxes

Our effective income tax rate for the second quarter 2015 was 37.2%, resulting in an estimated tax expense of $1.0 million.  This compares to an effective tax rate of 38.7% and an income tax expense of $7.1 million for the second quarter 2014.

Year-to-Date 2015 Compared to Year-to-Date 2014

The following table sets forth the results of operations for the periods presented (in thousands, except percentages):

	Six Months Ended
	August 1, 2015		August 2, 2014		Change
	Amount	% to Sales (a)	Amount	% to Sales (a)	Amount	%

Net sales	$750,229	100.0%	$749,486	100.0%	$743	0.1%
Cost of sales and related buying, occupancy and distribution expenses	570,845	76.1%	559,205	74.6%	11,640	2.1%
Gross profit	179,384	23.9%	190,281	25.4%	(10,897)	(5.7)%
Selling, general and administrative expenses	189,308	25.2%	189,162	25.2%	146	0.1%
Store opening costs	379	0.1%	1,032	0.1%	(653)	(63.3)%
Interest expense	1,252	0.2%	1,479	0.2%	(227)	(15.3)%
Loss before income tax	(11,555)	(1.5)%	(1,392)	(0.2)%	(10,163)	730.1%
Income tax benefit	(4,533)	(0.6)%	(538)	(0.1)%	(3,995)	742.6%
Loss from continuing operations before income tax	(7,022)	(0.9)%	(854)	(0.1)%	(6,168)	722.2%
Loss from discontinued operations, net of tax benefit of $4,257	—	—%	(6,748)	(0.9)%	6,748	(100.0)%
Net loss	$(7,022)	(0.9)%	$(7,602)	(1.0)%	$580	(7.6)%

(a) Percentages may not foot due to rounding.

Net Sales

Sales for the year-to-date 2015 of $750.2 million increased $0.7 million, or 0.1%, from $749.5 million for the year-to-date 2014. Comparable sales, which are sales in stores that are open for at least 14 full months prior to the reporting period, including direct-to-consumer sales, decreased 0.2% for the year-to-date 2015 compared to a 2.2% decrease for the year-to-date 2014. Excluding direct-to-consumer sales, comparable sales decreased 0.7% for the year-to-date 2015 compared to a 1.3% decrease for the year-to-date 2014. The 0.2% decrease in comparable sales reflects a decline in traffic, partially offset by an increase in average unit retail. Sales for the year-to-date 2015 were unfavorably impacted by the weaker Mexican peso in our 26 stores near the Mexican border and lower oil prices and layoffs in energy exposed communities where we operate, most of which are located in portions of Texas, Louisiana, Oklahoma and New Mexico.

On a merchandise category basis, cosmetics was the best performing category due to the ongoing growth in Clinique and Estee Lauder. During the year-to-date 2015, we installed 5 Estee Lauder and 6 Clinique counters. Home was also a positive performer, while men's and accessories underperformed our comparable sales average.

Cost of Sales

The following is a summary of the changes in the components of the cost of sales rate between the year-to-date 2015 and the year-to-date 2014, expressed as a percent of sales:

Increase (Decrease)
Merchandise cost of sales rate	(0.4)%
Buying, occupancy and distribution expenses rate	1.9
Cost of sales rate	1.5%

Gross Profit

Gross profit for the year-to-date 2015 was $179.4 million, a decrease of $10.9 million, or 5.7%, compared to $190.3 million for the year-to-date 2014. Gross profit, as a percent of sales, decreased to 23.9% for the year-to-date 2015 from 25.4% for the year-to-date 2014. The decrease in the merchandise cost of sales rate is primarily the result of an increase in average unit retail in the year-to-date 2015 as compared with the year-to-date 2014. The increase in buying, occupancy and distribution expense is a result of higher rent expense and depreciation in the year-to-date 2015 as compared with the year-to-date 2014 and impairment charges of $8.7 million, or 1.2% of sales, recognized during the year-to-date 2015 related to our strategic store closure plan.

Selling, General and Administrative Expenses

SG&A expenses for the year-to-date 2015 increased $0.1 million to $189.3 million, from $189.2 million for the year-to-date 2014. As a percent of sales, SG&A expenses remained flat compared to year-to-date 2014. The increase in SG&A expenses is primarily due to charges of $0.6 million related to our corporate headquarters consolidation, partially offset by increased credit income from our private label credit card program in the year-to-date 2015.

Store Opening Costs

Store opening costs of $0.4 million for the year-to-date 2015 include costs related to the opening of three new stores and the relocation of one store. During the year-to-date 2014, we incurred $1.0 million in store opening costs related to the opening of seven new stores and the relocation of three stores. Store opening costs are expensed as incurred and include costs of stores opening or relocating in future quarters.

Interest Expense

Net interest expense was $1.3 million for the year-to-date 2015 and $1.5 million for the year-to-date 2014. Interest expense is primarily comprised of interest on borrowings under the Revolving Credit Facility, related letters of credit and commitment fees, amortization of debt issuance costs and interest on finance lease obligations. The decrease in interest expense is primarily due to a decrease in the average daily borrowings under the Revolving Credit Facility for the year-to-date 2015 as compared with the year-to-date 2014.

Income Taxes

Our effective income tax rate for the year-to-date 2015 was 39.2%, resulting in an estimated tax benefit from continuing operations of $4.5 million. This compares to an income tax benefit from continuing operations of $0.5 million for the year-to-date 2014 at an effective rate 38.7%.

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

Key components of our cash flow are summarized below (in thousands):

	Six Months Ended
	August 1, 2015	August 2, 2014
Net cash provided by (used in):
Operating activities	$13,105	$(2,089)
Investing activities	(35,540)	(28,838)
Financing activities	29,463	42,259

Operating Activities

During the year-to-date 2015, the Company generated $13.1 million in cash from operating activities. Net loss, adjusted for non-cash expenses, provided cash of approximately $40.8 million. Changes in operating assets and liabilities used net cash of approximately $29.3 million, which included a $48.8 million increase in merchandise inventories primarily due to the seasonal build of inventories and strategic investments in cosmetics and an increase in other assets of $6.5 million, partially offset by an increase in accounts payable and other liabilities of $26.0 million. Additionally, cash flows from operating activities included construction allowances from landlords of $1.6 million, which funded a portion of the capital expenditures related to store leasehold improvements in new, relocated, expanded and remodeled stores.

During the year-to-date 2014, we used $2.1 million in cash from operating activities. Net loss, adjusted for non-cash expenses, provided cash of approximately $28.0 million.  Changes in operating assets and liabilities used net cash of approximately $32.9 million, which included a $17.1 million increase in merchandise inventories primarily due to the seasonal build and the strategic investments in cosmetics, partially offset by the reduction associated with the sale of the Steele's operations, an increase in other assets of $8.4 million and a decrease in accounts payable and other liabilities of $7.4 million. Additionally, cash flows from operating activities included construction allowances from landlords of $2.8 million, which funded a portion of the capital expenditures related to store leasehold improvements in new, relocated, expanded and remodeled stores.

Investing Activities

Capital expenditures were $35.6 million for the year-to-date 2015 compared to $30.3 million for the year-to-date 2014. Capital expenditures during the year-to-date 2015 reflect an increase in store expansions and remodels compared to the year-to-date 2014, partially offset by a decrease in store openings. We received construction allowances from landlords of $1.6 million in the year-to-date 2015 and $2.8 million in the year-to-date 2014 to fund a portion of the capital expenditures related to store leasehold improvements in new, relocated, expanded and remodeled stores. These funds are recorded as a deferred rent credit on the balance sheet and are recognized as an offset to rent expense over the lease term commencing with the date the allowances are earned.

We estimate that capital expenditures in 2015, net of construction allowances to be received from landlords and excluding our corporate headquarters consolidation, will be approximately $75 million. The expenditures are principally for store expansions, relocations and remodels, the roll-out of new cosmetic counters and fixture packages, investments in technology and the opening of new stores. We expect capital expenditures of $12 million net of construction allowances related to our corporate headquarters consolidation.

Financing Activities

We use the Revolving Credit Facility to provide financing for working capital and general corporate purposes, as well as to finance capital expenditures and to support our letter of credit requirements. Borrowings are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. Inventory, cash and cash equivalents are pledged as collateral. The daily interest rates are determined by a prime rate or LIBOR, plus an applicable margin, as set forth in the Revolving Credit Facility agreement. For the six months ended August 1, 2015, the weighted average interest rate on outstanding borrowings and the average daily borrowings were 1.50% and $62.4 million, respectively.

Letters of credit issued under the Revolving Credit Facility support certain merchandise purchases and collateralize retained risks and deductibles under various insurance programs. At August 1, 2015, outstanding letters of credit totaled approximately $9.6 million. These letters of credit expire within twelve months of issuance. Excess borrowing availability under the Revolving Credit Facility at August 1, 2015 was $206.5 million.

The Revolving Credit Facility agreement contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions. The agreement also contains a fixed charge coverage ratio covenant in the event excess availability is below a defined threshold or an event of default has occurred. At August 1, 2015, we were in compliance with all of the debt covenants of the Revolving Credit Facility agreement and expect to remain in compliance.

During the six months ended August 1, 2015, the Company financed approximately $5.1 million of capital expenditures, bearing interest of 1.4%, of which $1.8 million will be paid in 2016 and $3.3 million will be paid in 2017.

We paid $9.0 million in cash dividends for the year-to-date 2015. On August 20, 2015, our Board declared a quarterly cash dividend of $0.15 per share of common stock, payable on September 16, 2015 to shareholders of record at the close of business on September 1, 2015.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in our internal control over financial reporting during the three months ended August 1, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                                        LEGAL PROCEEDINGS

No response is required under Item 103 of Regulation S-K.

ITEM 1A.                          RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Form 10-K, except for the risk factor that follows, which is revised and restated in its entirety.

An economic downturn or decline in consumer confidence may negatively impact our business and financial condition.  Our results of operations are sensitive to changes in overall general economic and political conditions that impact consumer discretionary spending, such as employment levels, taxes, energy and gasoline prices and other factors influencing consumer confidence. We have extensive operations in the South Central, Southeastern and Mid-Atlantic states.  Many stores are located in small towns and rural environments that are substantially dependent upon the local economy. We also have concentrations of stores in areas where the local economy is heavily dependent on the oil and gas industry, particularly in portions of Texas, Louisiana, Oklahoma, and New Mexico. A decline in crude oil prices may negatively impact employment in those communities, resulting in reduced consumer confidence and discretionary spending. Additionally, approximately 3% of our stores contributing approximately 7% of our 2014 sales are located in cities that either border Mexico or are in close proximity to Mexico. A devaluation of the Mexican peso could reduce the purchasing power of those customers who are citizens of Mexico. In such an event, revenues attributable to these stores could be reduced. If there is an economic downturn or decline in consumer confidence, particularly in the South Central, Southeastern and Mid-Atlantic states and any state from which we derive a significant portion of our net sales (such as Texas or Louisiana), our business, financial condition and cash flows will be negatively impacted and such impact may be material.

ITEM 2.                                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 7, 2011, our Board approved a stock repurchase program ("2011 Stock Repurchase Program") which authorized us to repurchase up to $200.0 million of our outstanding common stock. The 2011 Stock Repurchase Program will expire when we have repurchased $200.0 million of our outstanding common stock, unless terminated earlier by our Board. Through June 10, 2012, we repurchased approximately $100.1 million of our outstanding common stock under the 2011 Stock Repurchase Program. On June 11, 2012, we announced that our Board had chosen not to spend additional capital under the 2011 Stock Repurchase Program for the time being. Additionally, our Board authorized us to repurchase shares of our outstanding common stock equal to the amount of the proceeds and related tax benefits from the exercise of stock options, stock appreciation rights ("SARs") and other equity grants. Purchases of shares of our common stock may be made from time to time, either on the open market or through privately negotiated transactions and are financed by our existing cash, cash flow and other liquidity sources, as appropriate.

The table below sets forth information regarding our repurchases of common stock during the three months ended August 1, 2015:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)

May 3, 2015 to May 30, 2015	1,489	$18.10	—	$99,938,428

May 31, 2015 to July 4, 2015	5,432	17.88	—	$99,938,428

July 5, 2015 to August 1, 2015	2,043	17.88	—	$99,938,428

Total	8,964	$17.91	—

(a) Although we did not repurchase any of our common stock during the three months ended August 1, 2015 under the 2011 Stock Repurchase Program:

•
We reacquired 7,082 shares of common stock from certain employees to cover tax withholding obligations from exercises of SARs and the vesting of restricted stock at a weighted average acquisition price of $18.04 per share; and

•
The trustee of the grantor trust established by us for the purpose of holding assets under our deferred compensation plan purchased an aggregate of 1,882 shares of our common stock in the open market at a weighted average price of $17.45 in connection with the option to invest in our stock under the deferred compensation plan and reinvestment of dividends paid on our common stock held in trust in the deferred compensation plan.

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

Exhibit Number	Description

10.1†	Stage Stores Executive Performance Incentive Bonus Plan is incorporated by reference to Exhibit 10 to our Current Report on Form 8-K filed on June 16, 2015.

10.2†	Employment Agreement between Oded Shein and Stage Stores, Inc. dated June 16, 2015 is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 22, 2015.

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

STAGE STORES, INC.

Dated: September 10, 2015	/s/ Michael L. Glazer
Michael L. Glazer
President and Chief Executive Officer
(Principal Executive Officer)

Dated: September 10, 2015	/s/ Oded Shein
Oded Shein
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)