Form 10-Q
period 2015-10-31
STAGE STORES INC
filed 2015-12-10
CIK 6885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2015

or

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

Yes ☐ No ☑

As of November 30, 2015, there were 30,560,280 shares of the registrant's common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.                          FINANCIAL STATEMENTS
Stage Stores, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(Unaudited)

	October 31, 2015	January 31, 2015
ASSETS
Cash and cash equivalents	$23,434	$17,165
Merchandise inventories, net	617,258	441,452
Prepaid expenses and other current assets	46,849	45,444
Total current assets	687,541	504,061

Property, equipment and leasehold improvements, net of accumulated depreciation of $632,274 and $581,862, respectively	308,034	285,450
Intangible asset	14,910	14,910
Other non-current assets, net	21,996	20,256
Total assets	$1,032,481	$824,677

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$241,549	$121,778
Accrued expenses and other current liabilities	70,393	83,004
Total current liabilities	311,942	204,782

Long-term debt obligations	172,042	45,673
Other long-term liabilities	96,864	98,292
Total liabilities	580,848	348,747

Commitments and contingencies

Common stock, par value $0.01, 100,000 shares authorized, 32,020 and 31,632 shares issued, respectively	320	316
Additional paid-in capital	402,018	395,395
Less treasury stock - at cost, 0 and 0 shares, respectively	(763)	(600)
Accumulated other comprehensive loss	(6,514)	(6,874)
Retained earnings	56,572	87,693
Total stockholders' equity	451,633	475,930
Total liabilities and stockholders' equity	$1,032,481	$824,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014

Net sales	$351,575	$364,197	$1,101,804	$1,113,683
Cost of sales and related buying, occupancy and distribution expenses	275,479	276,031	846,324	835,236
Gross profit	76,096	88,166	255,480	278,447

Selling, general and administrative expenses	92,079	94,652	281,387	283,814
Store opening costs	17	998	396	2,030
Interest expense	743	814	1,995	2,293
Loss from continuing operations before income tax	(16,743)	(8,298)	(28,298)	(9,690)

Income tax benefit	(6,560)	(3,191)	(11,093)	(3,729)
Loss from continuing operations	(10,183)	(5,107)	(17,205)	(5,961)
Loss from discontinued operations, net of tax benefit of $65 and $4,322, respectively	—	(161)	—	(6,909)
Net loss	$(10,183)	$(5,268)	$(17,205)	$(12,870)

Other comprehensive income:
Amortization of employee benefit related costs, net of tax of $74, $38, $221 and $114, respectively	$120	$62	360	185
Total other comprehensive income	120	62	360	185
Comprehensive loss	$(10,063)	$(5,206)	$(16,845)	$(12,685)

Basic loss per common share data:
Continuing operations	$(0.32)	$(0.16)	$(0.54)	$(0.19)
Discontinued operations	—	(0.01)	—	(0.22)
Basic loss per common share	$(0.32)	$(0.17)	$(0.54)	$(0.41)
Basic weighted average shares outstanding	32,017	31,794	31,917	31,681

Diluted loss per common share data:
Continuing operations	$(0.32)	$(0.16)	$(0.54)	$(0.19)
Discontinued operations	—	(0.01)	—	(0.22)
Diluted loss per common share	$(0.32)	$(0.17)	$(0.54)	$(0.41)
Diluted weighted average shares outstanding	32,017	31,794	31,917	31,681

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended
	October 31, 2015	November 1, 2014
Cash flows from operating activities:
Net loss	$(17,205)	$(12,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment of long-lived assets	58,326	46,896
Loss on retirements of property, equipment and leasehold improvements	712	854
Deferred income taxes	(557)	(451)
Tax benefit from stock-based compensation	540	109
Stock-based compensation expense	8,926	7,018
Amortization of debt issuance costs	164	220
Excess tax benefits from stock-based compensation	(945)	(829)
Deferred compensation obligation	163	(104)
Amortization of employee benefit related costs	581	299
Construction allowances from landlords	2,127	5,529
Changes in operating assets and liabilities:
Increase in merchandise inventories	(175,806)	(140,569)
Increase in other assets	(3,335)	(3,500)
Increase in accounts payable and other liabilities	95,476	93,021
Net cash used in operating activities	(30,833)	(4,377)

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(69,156)	(48,308)
Proceeds from disposal of assets	37	1,468
Net cash used in investing activities	(69,119)	(46,840)

Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	428,783	331,518
Payments of revolving credit facility borrowings	(304,960)	(262,970)
Payments of long-term debt obligations	(1,466)	(2,017)
Payments of debt issuance costs	—	(634)
Repurchases of common stock	—	(5)
Payments for stock related compensation	(3,708)	(2,038)
Proceeds from exercise of stock awards	543	5,041
Excess tax benefits from stock-based compensation	945	829
Cash dividends paid	(13,916)	(12,483)
Net cash provided by financing activities	106,221	57,241
Net increase in cash and cash equivalents	6,269	6,024

Cash and cash equivalents:
Beginning of period	17,165	14,762
End of period	$23,434	$20,786

Supplemental disclosures including non-cash investing and financing activities:
Interest paid	$1,816	$2,092
Income taxes paid	$15,053	$7,117
Unpaid liabilities for capital expenditures	$10,526	$8,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Condensed Consolidated Statement of Stockholders' Equity
For the Nine Months Ended October 31, 2015
(in thousands, except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings
	Shares	Amount		Shares	Amount			Total

Balance at January 31, 2015	31,632	$316	$395,395	—	$(600)	$(6,874)	$87,693	$475,930

Net loss	—	—	—	—	—	—	(17,205)	(17,205)
Other comprehensive income	—	—	—	—	—	360	—	360
Dividends on common stock, $0.43 per share	—	—	—	—	—	—	(13,916)	(13,916)
Deferred compensation	—	—	163	—	(163)	—	—	—
Issuance of equity awards, net	388	4	539	—	—	—	—	543
Tax withholdings paid for net settlement of stock awards	—	—	(3,545)	—	—	—	—	(3,545)
Stock-based compensation expense	—	—	8,926	—	—	—	—	8,926
Tax benefit from stock-based compensation	—	—	540	—	—	—	—	540
Balance at October 31, 2015	32,020	$320	$402,018	—	$(763)	$(6,514)	$56,572	$451,633

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

In April 2015, the FASB issued ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provides explicit guidance to help companies evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The new guidance clarifies that if a cloud computing arrangement includes a software license, the customer should account for the license consistent with its accounting for other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. This new standard is effective for us for fiscal years and interim periods beginning after December 15, 2015. We do not expect the adoption of ASU 2015-05 to have a material impact on our consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred income taxes. The ASU requires deferred tax liabilities and assets to be classified on the balance sheets as noncurrent. The new standard is effective for us for fiscal years and interim periods beginning after December 15, 2016 and early adoption is permitted. We do not expect the adoption of ASU 2015-17 to have a material impact on our consolidated financial statements.

2.            Stock-Based Compensation

The following table summarizes stock-based compensation expense by type of grant for each period presented (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Stock options and stock appreciation rights ("SARs")	$—	$184	$30	$521
Non-vested stock	1,719	1,294	5,133	3,690
Performance shares	1,278	1,104	3,763	2,807
Total compensation expense	2,997	2,582	8,926	7,018
Related tax benefit	(1,126)	(971)	(3,356)	(2,639)
Stock-based compensation expense, net of tax	$1,871	$1,611	$5,570	$4,379

As of October 31, 2015, we have unrecognized compensation cost of $22.1 million related to stock-based compensation awards granted. That cost is expected to be recognized over a weighted average period of 2.4 years.

Stock Options and SARs

The following table summarizes stock option and SAR activity for the nine months ended October 31, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2015	418,525	$16.49
Exercised	(160,650)	15.32
Forfeited	(25,725)	18.01
Outstanding, vested and exercisable at October 31, 2015	232,150	$17.13	1.9	$—

The following table summarizes non-vested stock options and SARs activity for the nine months ended October 31, 2015:

Stock Options/SARs	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at January 31, 2015	69,763	$8.69
Vested	(69,763)	8.69
Non-vested at October 31, 2015	—	$—

The aggregate intrinsic value of stock options and SARs exercised during the nine months ended October 31, 2015 and November 1, 2014, was $0.9 million and $3.5 million, respectively.

Non-vested Stock

The following table summarizes non-vested stock activity for the nine months ended October 31, 2015:

Non-vested Stock	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2015	678,604	$21.76
Granted	474,728	20.65
Vested	(264,402)	20.75
Forfeited	(38,768)	22.10
Outstanding at October 31, 2015	850,162	$21.44

The aggregate intrinsic value of non-vested stock that vested during the nine months ended October 31, 2015 and November 1, 2014, was $5.4 million and $5.7 million, respectively. The payment of the employees' tax liability for a portion of the vested shares was satisfied by withholding shares with a fair value equal to the tax liability. As a result, the actual number of shares issued during the nine months ended October 31, 2015 was 191,101.

Performance Shares

We grant performance shares as a means of rewarding management for our long-term performance based on shareholder return performance measures. The actual number of shares that may be issued ranges from zero to a maximum of twice the number of granted shares outstanding, as reflected in the table below, and is based on our shareholder return performance relative to a specific group of companies over a three-year performance cycle. If earned, the performance shares vest following the three-year cycle. Compensation expense, which is recorded ratably over the vesting period, is based on the fair value at grant date and the anticipated number of shares of our common stock, which is determined using a Monte Carlo probability model. Grant recipients do not have any shareholder rights unless and until the shares underlying the award are issued.

The following table summarizes information about the performance shares that were outstanding at October 31, 2015:

Period Granted	Target Shares Outstanding at January 31, 2015	Target Shares Granted	Target Shares Vested	Target Shares Forfeited	Target Shares Outstanding at October 31, 2015	Weighted Average Grant Date Fair Value Per Share
2013	118,250	—	—	(2,200)	116,050	$33.81
2014	166,153	—	—	(2,292)	163,861	33.84
2015	—	227,685	—	(3,809)	223,876	28.33
Total	284,403	227,685	—	(8,301)	503,787

During the nine months ended October 31, 2015, 221,182 shares vested related to the 2012 performance share grant. The aggregate intrinsic value of shares that vested during the nine months ended October 31, 2015 and November 1, 2014, was $4.9 million and $0.8 million, respectively. The payment of the recipients' tax liability for shares that vested during the nine months ended October 31, 2015 of approximately $1.8 million was satisfied by withholding shares with a fair value equal to the tax liability. As a result, the actual number of shares issued was 139,591.

3.            Debt Obligations

Debt obligations as of October 31, 2015 and January 31, 2015 consisted of the following (in thousands):

	October 31, 2015	January 31, 2015
Revolving Credit Facility	$165,733	$41,910
Finance lease obligations	4,012	4,725
Other financing	5,119	753
Total debt obligations	174,864	47,388
Less: Current portion of debt obligations	2,822	1,715
Long-term debt obligations	$172,042	$45,673

On October 6, 2014, we entered into a Second Amended and Restated Credit Agreement for a $300.0 million senior secured revolving credit facility ("Revolving Credit Facility") with a seasonal increase to $350.0 million and a $50.0 million letter of credit subfacility. The Revolving Credit Facility matures on October 6, 2019.

We use the Revolving Credit Facility to provide financing for working capital and general corporate purposes, as well as to finance capital expenditures and to support our letter of credit requirements. Borrowings are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. Inventory, cash and cash equivalents are pledged as collateral. The daily interest rates are determined by a prime rate or LIBOR, plus an applicable margin, as set forth in the Revolving Credit Facility agreement. For the nine months ended October 31, 2015, the weighted average interest rate on outstanding borrowings and the average daily borrowings were 1.50% and $80.2 million, respectively.

Letters of credit issued under the Revolving Credit Facility support certain merchandise purchases and collateralize retained risks and deductibles under various insurance programs. At October 31, 2015, outstanding letters of credit totaled approximately $5.0 million. These letters of credit expire within twelve months of issuance. Excess borrowing availability under the Revolving Credit Facility at October 31, 2015 was $129.1 million.

The Revolving Credit Facility agreement contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions. The agreement also contains a fixed charge coverage ratio covenant in the event excess availability is below a defined threshold or an event of default has occurred. At October 31, 2015, we were in compliance with all of the debt covenants of the Revolving Credit Facility agreement and expect to remain in compliance.

During the nine months ended October 31, 2015, we financed approximately $5.1 million of capital expenditures, bearing interest of 1.4%, of which $1.8 million will be paid in 2016 and $3.3 million will be paid in 2017.

4.            Earnings per Share

The following tables show the computation of basic and diluted earnings per common share from continuing operations for each period presented (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Basic EPS from continuing operations:
Loss from continuing operations	$(10,183)	$(5,107)	$(17,205)	$(5,961)
Less: Allocation of earnings to participating securities	—	—	—	—
Net loss from continuing operations allocated to common shares	(10,183)	(5,107)	(17,205)	(5,961)

Basic weighted average shares outstanding	32,017	31,794	31,917	31,681
Basic EPS from continuing operations	$(0.32)	$(0.16)	$(0.54)	$(0.19)

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Diluted EPS from continuing operations:
Loss from continuing operations	$(10,183)	$(5,107)	$(17,205)	$(5,961)
Less: Allocation of earnings to participating securities	—	—	—	—
Net loss from continuing operations allocated to common shares	(10,183)	(5,107)	(17,205)	(5,961)

Basic weighted average shares outstanding	32,017	31,794	31,917	31,681
Add: Dilutive effect of stock awards	—	—	—	—
Diluted weighted average shares outstanding	32,017	31,794	31,917	31,681
Diluted EPS from continuing operations	$(0.32)	$(0.16)	$(0.54)	$(0.19)

The number of shares attributable to stock options, SARs and non-vested stock grants that would have been considered dilutive securities, but were excluded from the calculation of diluted earnings per common share because the effect was anti-dilutive were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Number of anti-dilutive shares due to net loss for the period	9	50	52	90
Number of anti-dilutive SARs due to exercise price greater than average market price of our common stock	224	240	158	246

5.            Stockholders' Equity

On June 16, 2015, we announced that our Board of Directors ("Board") approved a 7% increase in our quarterly cash dividend rate to $0.15 per common share from the previous quarterly rate of $0.14 per common share. The new quarterly rate of $0.15 per common share is applicable to dividends declared by our Board beginning August 20, 2015. On November 19, 2015, our Board declared a quarterly cash dividend of $0.15 per share of common stock, payable on December 16, 2015 to shareholders of record at the close of business on December 1, 2015.

On November 19, 2015, we announced that our Board approved the resumption of the $200.0 million share repurchase program authorized in March 2011. As of the end of the third quarter, we had $99.9 million available under the program.

6.            Pension Plan

We sponsor a frozen defined benefit pension plan. The components of net periodic pension cost were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Employer service cost	$88	$52	$262	$158
Interest cost	391	423	1,174	1,269
Expected return on plan assets	(549)	(533)	(1,646)	(1,601)
Net loss amortization	194	100	581	299
Net periodic pension cost	$124	$42	$371	$125

Our funding policy is to make contributions to maintain the minimum funding requirements for our pension obligations in accordance with the Employee Retirement Income Security Act. We may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover the short-term liquidity needs of the plan in order to maintain current invested positions. We made no contributions during the nine months ended October 31, 2015.

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

Level 3 –	Inputs that are both unobservable and significant to the overall fair value measurement reflect our estimates of assumptions that market participants would use in pricing the asset or liability.

Financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	October 31, 2015
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (a)(b)	$18,813	$18,813	$—	$—

	January 31, 2015
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (a)(b)	$16,654	$16,654	$—	$—

(a) The liability for the amount due to participants corresponding in value to the securities held in the grantor trust is recorded in other long-term liabilities.
(b) Using the market approach, the fair values of these items represent quoted market prices multiplied by the quantities held. Net gains and losses related to the changes in fair value in the assets and liabilities under the various deferred compensation plans are recorded in selling, general and administrative expenses and were nil for the nine months ended October 31, 2015 and for the fiscal year ended January 31, 2015.

Non-financial assets measured at fair value on a nonrecurring basis were as follows (in thousands):

	October 31, 2015
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Store property, equipment and leasehold improvements (a)	$3,575	$—	$—	$3,575

	January 31, 2015
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Store property, equipment and leasehold improvements (a)	$3,343	$—	$—	$3,343

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

As part of a strategic evaluation of our real estate portfolio, we announced a multi-year plan in 2015 to close stores that we believe do not have the potential to meet our increased sales productivity and profitability standards. We expect to close approximately 90 underperforming stores representing 4% of total sales, with 23 stores closing in 2015 and the majority closing by the end of 2017. As a result, we recognized impairment charges of $8.7 million during the nine months ended October 31, 2015 related to our strategic store closure plan. During 2014, we recognized impairment charges of $0.6 million. Store impairment charges are recorded in cost of sales and related buying, occupancy and distribution expenses.

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

Revenue and pre-tax loss of Steele's, which includes the loss on the sale of Steele's of $9.7 million, for each period presented were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	November 1, 2014	November 1, 2014

Net sales	$—	$2,414

Pre-tax loss from discontinued operations	226	11,231

There were no assets or liabilities related to Steele’s included in the condensed consolidated financial statements as of October 31, 2015 and January 31, 2015.

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

For purposes of the following discussion, all references to the "third quarter 2015" and the "third quarter 2014" are for the 13-week fiscal periods ended October 31, 2015 and November 1, 2014, respectively, and all references to "year-to-date 2015" and "year-to-date 2014" are for the 39-week fiscal periods ended October 31, 2015 and November 1, 2014, respectively.

The financial information, discussion and analysis that follow should be read in conjunction with our consolidated financial statements and the related notes included in this Form 10-Q as well as the financial and other information included in the Form 10-K.

Our Business

We are a retailer operating specialty department stores primarily in small and mid-sized towns and communities. Our merchandise assortment is a well-edited selection of moderately priced brand name and private label apparel, accessories, cosmetics, footwear and home goods. As of October 31, 2015, we operated 847 specialty department stores located in 40 states under the BEALLS, GOODY'S, PALAIS ROYAL, PEEBLES and STAGE nameplates and a direct-to-consumer business.

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

Results of Operations

Select financial results for the third quarter 2015 were as follows (comparisons are to the third quarter 2014):

•	Net sales decreased $12.6 million, or 3.5%.

•	Comparable sales decreased 3.5%.

•	Gross profit decreased $12.1 million, or 13.7%.

•
Selling, general and administrative ("SG&A") expenses decreased $2.6 million, or 2.7%, which includes $1.5 million of charges associated with our corporate headquarters consolidation and loss on asset disposals related to our store remodel program.

•	Diluted loss per common share from continuing operations was $0.32, compared with $0.16.

•	Adjusted diluted loss per common share (non-GAAP) was $0.29, compared with $0.16 (see non-GAAP financial measures on page 19).

For the year-to-date 2015:

•	Cash dividends of $13.9 million, or $0.43 per common share were paid.

•	Quarterly dividend rate increased by 7% to $0.15 per common share in August 2015.

2015 Strategy and Outlook

We are focused on four key strategic growth initiatives that we believe will drive sales productivity in our stores and expand the presence and penetration of our direct-to-consumer business:

Create a Great Omni-channel Experience. During 2015, we launched a mobile app and mobile-optimized website, expanded our online assortments, added a recommendation engine and a pricing engine, and increased our centralized fulfillment. For the fourth quarter 2015, we expect approximately 75% of our online orders to be filled from our distribution center compared with about 35% for the fourth quarter 2014, which will reduce shipping costs and improve fulfillment accuracy and speed.
Increase Emphasis on Trends and Styles. Our mission is to provide a merchandise assortment that is compelling to our customer, with high profile national brands and updated styles at a great value. We are continually refining our assortments with updated styles and new brands, adding categories within existing brands, and extending existing brands to additional stores. During 2015, we installed Clinique counters in 32 stores, Estee Lauder counters in 31 stores, and Smashbox and Origin counters in 20 stores. Our home department expansions also continue with 46 additional stores for the holiday season featuring an expanded assortment of giftable items.
Improve the Store Environment. During 2015, we remodeled 122 stores. We are investing in our stores with improved lighting, upgraded fixtures, more mannequins, comfortable fitting rooms, enhanced navigation and wider aisles. Our store remodels are designed to achieve better layouts that will showcase popular brands and create focus on updated apparel and accessories. We believe that investments to make our stores brighter and more inviting will elevate the customer shopping experience and build customer loyalty. As part of a strategic evaluation of our real estate portfolio, we launched a multi-year plan to close stores that do not meet our increased sales productivity and profitability benchmarks. We expect to close approximately 90 underperforming stores representing 4% of total sales, with 23 stores closing in 2015 and the majority closing by the end of 2017. The closure of these stores is expected to improve our ability to effectively allocate capital, deliver higher sales productivity and be accretive to earnings.
Better Connect with Our Customers. During 2015, we refreshed our logo and branding, and we are increasing our digital and radio marketing as well as creating more personalized messages to our customers. Additionally, we are piloting a tender neutral loyalty program in select markets and we reissued our private label credit card to approximately 2.6 million customers.
In addition, we are consolidating our corporate headquarters into a single location in Houston, Texas. Bringing our corporate associates together will facilitate increased collaboration and efficiencies to better execute our strategic plans. The more central location is also expected to help us recruit and retain top talent. We anticipate that the office consolidation will be completed by the end of the first quarter 2016.

Non-GAAP Financial Measures

The following supplemental information presents the results of operations for the three and nine months ended October 31, 2015 and November 1, 2014 on a GAAP basis and on a non-GAAP basis to show earnings with and without charges associated with our corporate headquarters consolidation, which consists of duplicate rent expense and moving related costs, and our strategic store closures and remodels, which consists of impairment charges and loss on asset disposals. We believe this supplemental financial information enhances an investor's understanding of our financial performance as it excludes those items which impact comparability of operating trends.  The non-GAAP financial information should not be considered in isolation or viewed as a substitute for net income, cash flow from operations, diluted earnings per common share or other measures of performance as defined by GAAP.  Moreover, the inclusion of non-GAAP financial information as used herein is not necessarily comparable to other similarly titled measures of other companies due to the potential inconsistencies in the method of presentation and items considered.  The following tables set forth the supplemental financial information and the reconciliation of GAAP disclosures to non-GAAP financial measures (in thousands, except diluted earnings per common share):

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014

Net loss (GAAP)	$(10,183)	$(5,268)	$(17,205)	$(12,870)
Loss from discontinued operations	—	161	—	6,909
Loss from continuing operations	(10,183)	(5,107)	(17,205)	(5,961)
Corporate headquarters consolidation, net of tax of $522 and $761, respectively	791	—	1,180	—
Strategic store closures and remodels, net of tax of $170 and $3,463, respectively	13	—	5,371	—
Adjusted net loss (non-GAAP)	$(9,379)	$(5,107)	$(10,654)	$(5,961)

Diluted loss per common share (GAAP)	$(0.32)	$(0.17)	$(0.54)	$(0.41)
Loss from discontinued operations	—	0.01	—	0.22
Loss from continuing operations	(0.32)	(0.16)	(0.54)	(0.19)
Corporate headquarters consolidation	0.03	—	0.04	—
Strategic store closures and remodels	—	—	0.17	—
Adjusted diluted loss per common share (non-GAAP)	$(0.29)	$(0.16)	$(0.33)	$(0.19)

Third Quarter 2015 Compared to Third Quarter 2014

The following table sets forth the results of operations for the periods presented (in thousands, except percentages):

	Three Months Ended
	October 31, 2015		November 1, 2014		Change
	Amount	% to Sales (a)	Amount	% to Sales (a)	Amount	%

Net sales	$351,575	100.0%	$364,197	100.0%	$(12,622)	(3.5)%
Cost of sales and related buying, occupancy and distribution expenses	275,479	78.4%	276,031	75.8%	(552)	(0.2)%
Gross profit	76,096	21.6%	88,166	24.2%	(12,070)	(13.7)%
Selling, general and administrative expenses	92,079	26.2%	94,652	26.0%	(2,573)	(2.7)%
Store opening costs	17	—%	998	0.3%	(981)	(98.3)%
Interest expense	743	0.2%	814	0.2%	(71)	(8.7)%
Loss from continuing operations before income tax	(16,743)	(4.8)%	(8,298)	(2.3)%	(8,445)	101.8%
Income tax benefit	(6,560)	(1.9)%	(3,191)	(0.9)%	(3,369)	105.6%
Loss from continuing operations	(10,183)	(2.9)%	(5,107)	(1.4)%	(5,076)	99.4%
Loss from discontinued operations, net of tax benefit of $65	—	—%	(161)	—%	161	(100.0)%
Net loss	$(10,183)	(2.9)%	$(5,268)	(1.4)%	$(4,915)	93.3%

(a) Percentages may not foot due to rounding.

Net Sales

Sales for the third quarter 2015 of $351.6 million decreased $12.6 million, or 3.5%, from $364.2 million for the third quarter 2014. Comparable sales, which are sales in stores that are open for at least 14 full months prior to the reporting period, including direct-to-consumer sales, decreased 3.5% in the third quarter 2015 compared to a 2.3% increase in the third quarter 2014. Excluding direct-to-consumer sales, comparable sales decreased 3.9% in third quarter 2015, compared to a 1.5% increase in the third quarter 2014. The 3.5% decrease in comparable sales was primarily driven by a decline in traffic. Sales for the third quarter 2015 were negatively impacted by lower consumer demand in our markets near the Mexican border due to the weaker Mexican peso and in energy exposed communities mostly in Texas, Louisiana, Oklahoma and New Mexico. Our 26 stores near the Mexican border, representing approximately 7% of sales, had negative comparative sales in the low-teens. Stores exposed to oil and gas economies had mid-single digit negative comparable sales. Stores outside of these markets had flat comparable sales.

Cosmetics and children's were the best performing merchandise categories while other categories underperformed our comparable sales average. We experienced strong sales in high profile brands such as Calvin Klein, Nautica, Estee Lauder, Carter's, Van Heusen, Clinique, Nike, Chaps and Skechers.  Activewear continues to be a dominant trend across categories.

Cost of Sales

The following is a summary of the changes in the components of the cost of sales rate between the third quarter 2015 and the third quarter 2014, expressed as a percent of sales:

Increase
Merchandise cost of sales rate	1.2%
Buying, occupancy and distribution expenses rate	1.4
Cost of sales rate	2.6%

Gross Profit

Gross profit for the third quarter 2015 was $76.1 million, a decrease of $12.1 million or 13.7%, from $88.2 million for the third quarter 2014. Gross profit, as a percent of sales, decreased to 21.6% for the third quarter 2015 from 24.2% for the third quarter 2014. The increase in merchandise cost of sales rate is the result of additional promotions to drive sales and clear inventory in the third quarter 2015 compared to the third quarter 2014. The increase in the buying, occupancy and distribution expense rate is a result of higher store depreciation and rent expense and reflects our strategic investments in omni-channel, technology and stores in the third quarter 2015 compared to the third quarter 2014.

Selling, General and Administrative Expenses

SG&A expenses for the third quarter 2015 decreased $2.6 million to $92.1 million from $94.7 million for the third quarter 2014. As a percent of sales, SG&A expenses increased to 26.2% for the third quarter 2015 from 26.0% for the third quarter 2014. The decrease in SG&A expense is primarily due to lower medical insurance expense, lower performance bonuses and a shift in advertising costs to the fourth quarter, partially offset by charges of $1.3 million related to our corporate headquarters consolidation in the third quarter 2015.

Store Opening Costs

Store opening costs in the third quarter 2015 are related to the relocation of one store. During the third quarter 2014, we incurred $1.0 million in store opening costs related to the opening of eight new stores and the relocation of one store. Store opening costs are expensed as incurred and include costs of stores opening or relocating in future quarters.

Interest Expense

Net interest expense was $0.7 million for the third quarter 2015, compared to $0.8 million for the third quarter 2014. Interest expense is primarily comprised of interest on borrowings under the Revolving Credit Facility, related letters of credit and commitment fees, amortization of debt issuance costs and interest on finance lease obligations.

Income Taxes

Our effective income tax rate for the third quarter 2015 was 39.2%, resulting in an estimated tax benefit from continuing operations of $6.6 million.  This compares to an effective tax rate of 38.5% and an income tax benefit from continuing operations of $3.2 million for the third quarter 2014.

Year-to-Date 2015 Compared to Year-to-Date 2014

The following table sets forth the results of operations for the periods presented (in thousands, except percentages):

	Nine Months Ended
	October 31, 2015		November 1, 2014		Change
	Amount	% to Sales (a)	Amount	% to Sales (a)	Amount	%

Net sales	$1,101,804	100.0%	$1,113,683	100.0%	$(11,879)	(1.1)%
Cost of sales and related buying, occupancy and distribution expenses	846,324	76.8%	835,236	75.0%	11,088	1.3%
Gross profit	255,480	23.2%	278,447	25.0%	(22,967)	(8.2)%
Selling, general and administrative expenses	281,387	25.5%	283,814	25.5%	(2,427)	(0.9)%
Store opening costs	396	—%	2,030	0.2%	(1,634)	(80.5)%
Interest expense	1,995	0.2%	2,293	0.2%	(298)	(13.0)%
Loss from continuing operations before income tax	(28,298)	(2.6)%	(9,690)	(0.9)%	(18,608)	192.0%
Income tax benefit	(11,093)	(1.0)%	(3,729)	(0.3)%	(7,364)	197.5%
Loss from continuing operations	(17,205)	(1.6)%	(5,961)	(0.5)%	(11,244)	188.6%
Loss from discontinued operations, net of tax benefit of $4,322	—	—%	(6,909)	(0.6)%	6,909	(100.0)%
Net loss	$(17,205)	(1.6)%	$(12,870)	(1.2)%	$(4,335)	33.7%

(a) Percentages may not foot due to rounding.

Net Sales

Sales for the year-to-date 2015 of $1,101.8 million decreased $11.9 million, or 1.1%, from $1,113.7 million for the year-to-date 2014. Comparable sales, which are sales in stores that are open for at least 14 full months prior to the reporting period, including direct-to-consumer sales, decreased 1.3% for the year-to-date 2015 compared to a 0.8% decrease for the year-to-date 2014. Excluding direct-to-consumer sales, comparable sales decreased 1.7% for the year-to-date 2015 compared to a 1.2% decrease for the year-to-date 2014. The 1.3% decrease in comparable sales reflects a decline in traffic, partially offset by an increase in average unit retail. Sales for the year-to-date 2015 were negatively impacted by lower consumer demand in our markets near the Mexican border due to the weaker Mexican peso and in energy exposed communities mostly in Texas, Louisiana, Oklahoma and New Mexico.

On a merchandise category basis, cosmetics was the best performing category due to the ongoing growth in Clinique and Estee Lauder. During the year-to-date 2015, we installed 31 Estee Lauder and 32 Clinique counters. Home was also a positive performer, while men's and accessories underperformed our comparable sales average.

Cost of Sales

The following is a summary of the changes in the components of the cost of sales rate between the year-to-date 2015 and the year-to-date 2014, expressed as a percent of sales:

Increase
Merchandise cost of sales rate	0.1%
Buying, occupancy and distribution expenses rate	1.7
Cost of sales rate	1.8%

Gross Profit

Gross profit for the year-to-date 2015 was $255.5 million, a decrease of $23.0 million, or 8.2%, compared to $278.4 million for the year-to-date 2014. Gross profit, as a percent of sales, decreased to 23.2% for the year-to-date 2015 from 25.0% for the year-to-date 2014. The increase in the merchandise cost of sales rate is the result of additional promotions to drive sales and clear inventory, offset by the favorable impact of a higher average retail in the year-to-date 2015 as compared with the year-to-date 2014. The increase in buying, occupancy and distribution expense rate is a result of higher store depreciation and rent expense in the year-to-date 2015 as compared with the year-to-date 2014 and impairment charges of $8.7 million, or 0.8% of sales, recognized during the year-to-date 2015 related to our strategic store closure plan.

Selling, General and Administrative Expenses

SG&A expenses for the year-to-date 2015 decreased $2.4 million to $281.4 million, from $283.8 million for the year-to-date 2014. As a percent of sales, SG&A expenses remained flat compared to year-to-date 2014. The decrease in SG&A expense is primarily due to lower medical insurance expense, a shift in advertising costs to the fourth quarter and increased credit income from our private label credit card program, partially offset by charges of $1.9 million related to our corporate headquarters consolidation in the year-to-date 2015.

Store Opening Costs

Store opening costs of $0.4 million for the year-to-date 2015 include costs related to the opening of three new stores and the relocation of one store. During the year-to-date 2014, we incurred $2.0 million in store opening costs related to the opening of 15 new stores and the relocation of four stores. Store opening costs are expensed as incurred and include costs of stores opening or relocating in future quarters.

Interest Expense

Interest expense was $2.0 million for the year-to-date 2015 and $2.3 million for the year-to-date 2014. Interest expense is primarily comprised of interest on borrowings under the Revolving Credit Facility, related letters of credit and commitment fees, amortization of debt issuance costs and interest on finance lease obligations. The decrease in interest expense is primarily due to a decrease in the weighted average interest rate on borrowings under the Revolving Credit Facility for the year-to-date 2015 as compared with the year-to-date 2014.

Income Taxes

Our effective income tax rate for the year-to-date 2015 was 39.2%, resulting in an estimated tax benefit from continuing operations of $11.1 million. This compares to an income tax benefit from continuing operations of $3.7 million for the year-to-date 2014 at an effective rate 38.5%.

Seasonality and Inflation

Historically, our business is seasonal and sales are traditionally lower during the first three quarters of the fiscal year (February through October) and higher during the last quarter of the fiscal year (November through January). The fourth quarter accounts for approximately 30% of our annual sales, with each of the other quarters accounting for approximately 22% to 24%. Working capital requirements fluctuate during the year and generally reach their highest levels during the third and fourth quarters.  We do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

Liquidity and Capital Resources

Our liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows, (iii) normal trade credit terms from our vendors and their factors and (iv) our Revolving Credit Facility. Our primary cash requirements are for inventory purchases, capital investments in our stores, direct-to-consumer business and information technology, and the payment of our quarterly cash dividends.

While there can be no assurances, we believe that our sources of liquidity will be sufficient to cover working capital needs, planned capital expenditures and debt service requirements for the remainder of 2015 and the foreseeable future.

Key components of our cash flow are summarized below (in thousands):

	Nine Months Ended
	October 31, 2015	November 1, 2014
Net cash provided by (used in):
Operating activities	$(30,833)	$(4,377)
Investing activities	(69,119)	(46,840)
Financing activities	106,221	57,241

Operating Activities

During the year-to-date 2015, we used $30.8 million in cash from operating activities. Net loss, adjusted for non-cash expenses, provided cash of approximately $50.7 million. Changes in operating assets and liabilities used net cash of approximately $83.7 million, which included a $175.8 million increase in merchandise inventories primarily due to the seasonal build of inventories and strategic investments in cosmetics and an increase in other assets of $3.3 million, partially offset by an increase in accounts payable and other liabilities of $95.5 million. Additionally, cash flows from operating activities included construction allowances from landlords of $2.1 million, which funded a portion of the capital expenditures related to store leasehold improvements in new, relocated, expanded and remodeled stores.

During the year-to-date 2014, we used $4.4 million in cash from operating activities. Net loss, adjusted for non-cash expenses, provided cash of approximately $41.1 million.  Changes in operating assets and liabilities used net cash of approximately $51.0 million, which included a $140.6 million increase in merchandise inventories primarily due to the seasonal build and the strategic investments in cosmetics, partially offset by the reduction associated with the sale of the Steele's operations, and an increase in other assets of $3.5 million, partially offset by an increase in accounts payable and other liabilities of $93.0 million. Additionally, cash flows from operating activities included construction allowances from landlords of $5.5 million, which funded a portion of the capital expenditures related to store leasehold improvements in new, relocated, expanded and remodeled stores.

Investing Activities

Capital expenditures were $69.2 million for the year-to-date 2015 compared to $48.3 million for the year-to-date 2014. Capital expenditures during the year-to-date 2015 reflect an increase in store expansions and remodels compared to the year-to-date 2014, partially offset by a decrease in store openings. We received construction allowances from landlords of $2.1 million in the year-to-date 2015 and $5.5 million in the year-to-date 2014 to fund a portion of the capital expenditures related to store leasehold improvements in new, relocated, expanded and remodeled stores. These funds are recorded as a deferred rent credit on the balance sheet and are recognized as an offset to rent expense over the lease term commencing with the date the allowances are earned.

We estimate that capital expenditures in 2015, net of construction allowances to be received from landlords and excluding our corporate headquarters consolidation, will be approximately $75 million. The expenditures are principally for store expansions, relocations and remodels, the roll-out of new cosmetic counters and fixture packages, investments in technology, including our direct-to-consumer business, and the opening of new stores. We expect capital expenditures of $12 million net of construction allowances related to our corporate headquarters consolidation.

Financing Activities

We use the Revolving Credit Facility to provide financing for working capital and general corporate purposes, as well as to finance capital expenditures and to support our letter of credit requirements. Borrowings are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. Inventory, cash and cash equivalents are pledged as collateral. The daily interest rates are determined by a prime rate or LIBOR, plus an applicable margin, as set forth in the Revolving Credit Facility agreement. For the nine months ended October 31, 2015, the weighted average interest rate on outstanding borrowings and the average daily borrowings were 1.50% and $80.2 million, respectively.

Letters of credit issued under the Revolving Credit Facility support certain merchandise purchases and collateralize retained risks and deductibles under various insurance programs. At October 31, 2015, outstanding letters of credit totaled approximately $5.0 million. These letters of credit expire within twelve months of issuance. Excess borrowing availability under the Revolving Credit Facility at October 31, 2015 was $129.1 million.

The Revolving Credit Facility agreement contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends and repurchase of common stock under certain circumstances and (iii) related party transactions. The agreement also contains a fixed charge coverage ratio covenant in the event excess availability is below a defined threshold or an event of default has occurred. At October 31, 2015, we were in compliance with all of the debt covenants of the Revolving Credit Facility agreement and expect to remain in compliance.

During the nine months ended October 31, 2015, we financed approximately $5.1 million of capital expenditures, bearing interest of 1.4%, of which $1.8 million will be paid in 2016 and $3.3 million will be paid in 2017.

We paid $13.9 million in cash dividends for the year-to-date 2015. On November 19, 2015, our Board declared a quarterly cash dividend of $0.15 per share of common stock, payable on December 16, 2015 to shareholders of record at the close of business on December 1, 2015.

On November 19, 2015, we announced that our Board approved the resumption of the $200.0 million share repurchase program authorized in March 2011. As of the end of the third quarter, we had $99.9 million available under the program.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in our internal control over financial reporting during the three months ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 7, 2011, our Board approved a stock repurchase program ("2011 Stock Repurchase Program") which authorized us to repurchase up to $200.0 million of our outstanding common stock. The 2011 Stock Repurchase Program will expire when we have repurchased $200.0 million of our outstanding common stock, unless terminated earlier by our Board. Through June 10, 2012, we repurchased approximately $100.1 million of our outstanding common stock under the 2011 Stock Repurchase Program. On June 11, 2012, we announced that our Board had suspended the 2011 Stock Repurchase Program. On November 19, 2015, we announced that our Board approved the resumption of the 2011 Stock Repurchase Program. Additionally, our Board authorized us to repurchase shares of our outstanding common stock equal to the amount of the proceeds and related tax benefits from the exercise of stock options, stock appreciation rights ("SARs") and other equity grants. Purchases of shares of our common stock may be made from time to time, either on the open market or through privately negotiated transactions and are financed by our existing cash, cash flow and other liquidity sources, as appropriate.

The table below sets forth information regarding our repurchases of common stock during the three months ended October 31, 2015:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Common Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)

August 2, 2015 to August 29, 2015	2,724	$16.11	—	$99,938,428

August 30, 2015 to October 3, 2015	1,889	10.63	—	$99,938,428

October 4, 2015 to October 31, 2015	1,357	10.26	—	$99,938,428

Total	5,970	$13.05	—

(a) Although we did not repurchase any of our common stock during the three months ended October 31, 2015 under the 2011 Stock Repurchase Program:

•
We reacquired 2,992 shares of common stock from certain employees to cover tax withholding obligations from exercises of SARs and the vesting of restricted stock at a weighted average acquisition price of $14.82 per common share; and

•
The trustee of the grantor trust established by us for the purpose of holding assets under our deferred compensation plan purchased an aggregate of 2,978 shares of our common stock in the open market at a weighted average price of $11.26 in connection with the option to invest in our stock under the deferred compensation plan and reinvestment of dividends paid on our common stock held in trust in the deferred compensation plan.

(b) Reflects the $200.0 million authorized under the 2011 Stock Purchase Program, less the $100.1 million repurchased under the program using our existing cash, cash flow and other liquidity sources.

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

STAGE STORES, INC.

Dated: December 10, 2015	/s/ Michael L. Glazer
Michael L. Glazer
President and Chief Executive Officer
(Principal Executive Officer)

Dated: December 10, 2015	/s/ Oded Shein
Oded Shein
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)