Form 10-K
period 2016-01-30
STAGE STORES INC
filed 2016-03-30
CIK 6885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-K
 (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 1-14035

Stage Stores, Inc.
(Exact Name of Registrant as Specified in Its Charter)

NEVADA (State or Other Jurisdiction of Incorporation or Organization)	91-1826900 (I.R.S. Employer Identification No.)

2425 WEST LOOP SOUTH, HOUSTON, TEXAS (Address of Principal Executive Offices)	77027 (Zip Code)

Registrant's telephone number, including area code: (800) 579-2302

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock ($0.01 par value)	Name of each exchange on which registered New York Stock Exchange

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

Large accelerated filer ☑   Accelerated filer ☐ Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

As of July 31, 2015 (the last business day of the registrant's most recently completed second quarter), the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was $554,753,686 (based upon the closing price of the registrant's common stock as reported by the New York Stock Exchange on July 31, 2015).

As of March 22, 2016, there were 26,876,342 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the registrant's Annual Meeting of Shareholders to be held on June 2, 2016, which will be filed within 120 days of the end of the registrant's fiscal year ended January 30, 2016 ("Proxy Statement"), are incorporated by reference into Part III of this Form 10-K to the extent described therein.

References to a particular year are to Stage Stores, Inc.'s fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year.  For example, a reference to "2013" is a reference to the fiscal year ended February 1, 2014, "2014" is a reference to the fiscal year ended January 31, 2015 and "2015" is a reference to the fiscal year ended January 30, 2016.  2013, 2014 and 2015 each consisted of 52 weeks.

PART I

ITEM 1.                                        BUSINESS

Our Business

Stage Stores, Inc. and its subsidiary ("we," "us" or "our") operate specialty department stores primarily in small and mid-sized towns and communities. We provide customers a welcoming and comfortable shopping experience in our stores and through our direct-to-consumer business.  Our merchandise assortment is a well-edited selection of moderately priced brand name and private label apparel, accessories, cosmetics, footwear and home goods. As of January 30, 2016, we operated 834 specialty department stores in 39 states under the BEALLS, GOODY'S, PALAIS ROYAL, PEEBLES and STAGE nameplates and a direct-to-consumer business.

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

Our Market and Target Customer

Our distinct store environment and well-edited assortments offer name brand, trend-right apparel, accessories, cosmetics, footwear and home goods. While our broad assortments attract a wide demographic, our primary target customers are style and value savvy women over the age of 35 who are married, employed full time and have an average household income of $55,000. Our customer research reveals our target customer loves shopping and enjoys a shopping experience that brings her style, value and inspiration where she lives.

Competition

The retail industry is highly competitive, with competition coming from both brick-and-mortar stores as well as e-commerce. As a result of our small and mid-sized market focus, our stores generally face less competition because we provide a broad selection of brand name merchandise that is generally not otherwise available locally. In small to mid-sized communities where we do compete for brand name merchandise sales, competition generally comes from local retailers, small regional chains and, to a lesser extent, national department stores. In larger markets, where we compete against other national department store chains, we distinguish ourselves by offering a high level of customer service and the advantage of generally being in neighborhood locations with convenient parking and easy access. We view our ability to provide our customers the options of shopping both in store and online, particularly in underserved markets, as a competitive advantage. Additional competitive advantages over local retailers and small regional chains in the small to mid-sized communities include (i) economies of scale (ii) strong vendor relationships (iii) a widely used private label credit card and (iv) extensive experience in small and mid-size markets.

Our Competitive Strengths

We believe the following strengths differentiate us from our competitors and are key drivers of our success:

Unique Real Estate Positioning and Powerful Store Economics. Our stores are predominantly located in small towns and communities with populations of less than 150,000 people. We predominantly lease our locations and are generally secondary users of space, allowing us to secure advantageous occupancy terms. Our average store of 18,000 square feet creates an opportunity to offer a selection that feels comprehensive and curated in an inviting environment.

Trend-Right, Brand Name Merchandise Delivered at a Compelling Value. Our stores and direct-to-consumer business carry a broad selection of trend-right, brand name apparel, accessories, cosmetics, footwear and home goods for the entire family. Our buyers identify and purchase nationally recognized, quality brands and trend-right styles our customers find compelling from respected brands such as Levi Strauss, Nike, Calvin Klein, Chaps, Izod, Dockers, Carters, Nine West, Estee Lauder, Clinique, Nautica, Skechers and Adidas. Our value proposition for moderately priced, brand name merchandise includes routine discount and promotional offers. We believe our use of discount and promotional offers generates customer excitement and drives loyalty and repeat shopping.

Experienced Management Team with a Disciplined Operating Philosophy. Our senior management team has extensive experience across a wide range of disciplines in the retail industry, including merchandising, marketing, store operations, human resources, information systems and finance. Our management team has built a solid operating foundation based on sound retail principles and is focused on taking care of our customers and providing great merchandise and a great experience.

Stores

Store Openings and Closures.  During 2015, we opened 3 new stores and closed 23 stores. We continually review the profitability of each store and will consider closing a store if the expected store performance does not meet our financial hurdle rates. As part of a strategic evaluation of our store portfolio in 2015, we announced a multi-year plan to close stores that we believe do not have the potential to meet our sales productivity and profitability standards. We expect to close approximately 100 underperforming stores representing nearly 5% of total sales, including the 23 stores that were closed in 2015 and approximately 25 to 30 stores expected to close in 2016, with the majority expected to be closed by the end of 2017. The closure of these stores is expected to improve our ability to effectively allocate capital, deliver higher sales productivity and be accretive to earnings. We do not plan to open new stores in 2016.

Expansion, Relocation and Remodeling.  During 2015, we completed 122 store remodels, relocations and expansions as we embarked on a multi-year initiative to increase investments in our existing stores and direct-to-consumer business. We believe that remodeling improves the store environment and helps us create an inviting and differentiated shopping experience. Our remodeling projects are designed to create a bright, fun and comfortable store experience and may include upgrades ranging from improving lighting, flooring, paint, fixtures, fitting rooms, visual merchandising and signage, to more extensive expansion projects. Relocations are intended to improve the store's location and help it capture incremental sales.

Store count and selling square footage by nameplate are as follows:

	Number of Stores			Selling Square Footage (in thousands)
	January 31, 2015	2015 Activity Net Changes	January 30, 2016	January 31, 2015	2015 Activity Net Changes	January 30, 2016
Bealls	219	(14)	205	4,403	(284)	4,119
Goody's	266	(16)	250	4,225	(276)	3,949
Palais Royal	53	(1)	52	1,135	(25)	1,110
Peebles	197	(4)	193	3,564	(41)	3,523
Stage	119	15	134	2,082	347	2,429
	854	(20)	834	15,409	(279)	15,130

Utilizing a ten-mile radius from each store, approximately 65% of our stores are located in communities with populations below 50,000 people, while an additional 20% of our stores are located in communities with populations between 50,000 and 150,000 people.  The remaining 15% of our stores are located in higher-density markets with populations greater than 150,000 people, such as Houston, San Antonio and Lubbock, Texas. The store count and selling square footage by market area population are as follows:

	Number of Stores			Selling Square Footage (in thousands)
Population	January 31, 2015(a)	2015 Activity Net Changes	January 30, 2016	January 31, 2015(a)	2015 Activity Net Changes	January 30, 2016
Less than 50,000	546	(8)	538	8,789	(72)	8,717
50,000 to 150,000	175	(8)	167	3,541	(129)	3,412
Greater than 150,000	133	(4)	129	3,079	(78)	3,001
	854	(20)	834	15,409	(279)	15,130

(a) Store data as of January 31, 2015 is restated to reflect updated population statistics from our new third party data provider.

Direct-to-Consumer

Our direct-to-consumer business consists of our e-commerce website and Send program. Since launching our e-commerce website in 2010, we have made growing our direct-to-consumer business a high priority. Our e-commerce website features a broader assortment of the merchandise categories found in our stores, as well as additional product offerings. Our in-store Send program allows customers to have merchandise shipped directly to their homes if the preferred size or color is not available in their local store. Our direct-to-consumer business enables us to reach customers with additional convenience, acquire customers beyond our local markets, and further build our brand. We believe there is significant potential to expand our direct-to-consumer business over time.

Merchandising

We offer a well-edited selection of moderately priced, branded merchandise within distinct merchandise categories, such as women's, men's and children's apparel, as well as accessories, cosmetics, footwear and home goods. Our direct-to-consumer business allows us to extend the breadth of our assortments and offer additional products.

The following table sets forth the distribution of net sales among our various merchandise categories:

	Fiscal Year
Department	2015	2014	2013
Women's	38%	38%	38%
Men's	17	17	17
Children's	11	11	11
Footwear	13	13	13
Accessories	7	8	8
Cosmetics/Fragrances	10	9	9
Home/Gifts/Other	4	4	4
	100%	100%	100%

Merchandise selections reflect current styles and trends and merchandise mix may also vary from store to store to accommodate differing demographic, regional and climate characteristics. Our buying and planning team uses technology tools such as size pack optimization and store level markdown optimization to localize assortments. These tools allow us to better fulfill customer needs by tailoring size assortments by store and by being more targeted in how we markdown merchandise by climate and store.

Approximately 84% of sales consist of nationally recognized brands such as Levi Strauss, Nike, Calvin Klein, Chaps, Izod, Dockers, Carters, Nine West, Estee Lauder, Clinique, Nautica, Skechers and Adidas, while the remaining 16% of sales are private label merchandise.

Our private label portfolio brands are developed and sourced through agreements with third party vendors. We believe our private label and exclusive brands offer a compelling mix of style, quality and value. We continue to refine the positioning of our private brands and we see them as an avenue for growth.

We are also focused on growing our cosmetics business. During 2015, we installed Clinique and Estee Lauder counters in over 30 stores, bringing our total number of stores with cosmetic counters to more than 330.

Merchandise Distribution

 We currently distribute all merchandise to our stores through distribution centers located in Jacksonville, Texas, South Hill, Virginia and Jeffersonville, Ohio. Incoming merchandise received at the distribution centers is inspected for quality control purposes.

Integrated merchandising and warehouse management systems support all corporate and distribution center locations.  All of our distribution centers are equipped with modern sortation equipment which enables us to meet specific store merchandise assortment needs. The majority of stores receive merchandise within three days of shipment from the distribution centers.  We utilize third party contract carriers to deliver merchandise from the distribution centers to our stores.

Direct-to-consumer orders are predominantly filled from our distribution center in Jacksonville, Texas and occasionally from our Jeffersonville, Ohio distribution center, as well as from selected stores during peak fulfillment periods.

Marketing

We use a multi-media advertising approach, including broadcast media, digital media, mobile media, local newspaper inserts and direct mail. In addition, we leverage our private label credit card to create strong customer loyalty through compelling offers, dedicated events for cardholders, and updates on the latest deliveries in our stores.

Our marketing strategy is designed to establish and reward brand loyalty. The strategy supports each store's position as the destination for desirable styles and nationally recognized brands at an attractive value in a comfortable and welcoming environment. Our marketing strategy leverages (i) consumer insight from brand and customer research, (ii) identified customer purchase history and (iii) emerging technology and trends in retail marketing.

We maintain a connection to the communities we serve and operate a locally based giving campaign called 30 Days of Giving under our Community Counts program. In 2015, through our Community Counts program and other efforts like our Bears that Care program, we helped raise approximately $2.8 million for the communities we serve.

Brand image is an important part of our marketing program. Our principal trademarks, including the BEALLS, GOODY'S, PALAIS ROYAL, PEEBLES and STAGE trademarks, have been registered with the U.S. Patent and Trademark Office. We have also registered trademarks used in connection with our private label merchandise. We regard our trademarks and their protection as important to our success.

Private Label Credit Card Program. We consider our private label credit card program to be a vital component of our business because it (i) enhances customer loyalty, (ii) allows us to identify and regularly contact our best customers and (iii) creates a comprehensive database that enables us to implement targeted and personalized marketing messages. Our Premier Rewards customer loyalty program provides significantly enhanced benefits and incentives for our private label credit card holders. Customers earn reward certificates redeemable for merchandise based on purchases, free shipping on direct-to-consumer purchases, special promotional discounts and invitations to private sales. The percentage of sales that are paid for using the private label credit card is our "penetration rate." The penetration rate for our private label credit card was 44% in 2015, an increase of 400 basis points compared to the prior year. In 2014 and 2013, the penetration rate was 40% and 36%, respectively.

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

We have a store level markdown optimization tool, which is focused on pricing items on a style-by-style basis at the appropriate price, based on inventory levels and sales history to maximize revenue and profitability.  We continue to expand the utilization and effectiveness of our merchandise planning system in order to maximize the generation of sales and gross margin. Building on the localization progress we have made in our size pack optimization tool, we implemented a new assortment planning system in 2015 that allows us to create customer-centric assortments aligned to sales strategies. The system also facilitates cleaner seasonal transitions and fresher merchandise in stores.

We utilize a point-of-sale ("POS") platform with bar code scanning, electronic credit authorization, instant credit, a returns database and gift card processing in all our stores.  The POS platform allows us to capture customer specific sales data for use in our merchandising, marketing and loss prevention systems, while quickly servicing our customers. The POS platform also manages coupon and deal-based pricing, which streamlines the checkout process and improves store associate adherence to promotional markdown policies.

Our Employees

At January 30, 2016, we employed approximately 13,500 hourly and salaried employees. Employee levels will vary during the year as we traditionally hire additional sales associates and increase the hours of part-time sales associates during peak seasonal selling periods.  We consider our relationship with our employees to be good, and there are no collective bargaining agreements in effect with respect to any of our employees.

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

Available Information

We make available, free of charge, through the "Investor Relations" section of our website (www.stagestoresinc.com)
under the "SEC Filings" caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended ("Exchange Act") as soon as reasonably practicable after we file such material with, or furnish it to the Securities and Exchange Commission ("SEC"). In this Form 10-K, we incorporate by reference certain information from parts of our Proxy Statement for our 2016 Annual Meeting of Shareholders ("Proxy Statement").

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

If we are unable to successfully execute our strategies, our operating performance may be significantly impacted. There is a risk that we will be unable to meet our operating performance targets and goals in the future if our strategies and initiatives are unsuccessful. Our ability to develop and execute our strategic plan and to execute the business activities associated with our strategic and operating plans, may impact our ability to meet our operating performance targets.

An economic downturn or decline in consumer confidence may negatively impact our business and financial condition. Our results of operations are sensitive to changes in general economic and political conditions that impact consumer discretionary spending, such as employment levels, taxes, energy and gasoline prices and other factors influencing consumer confidence. We have extensive operations in the South Central, Southeastern and Mid-Atlantic states. Many stores are located in small towns and rural environments that are substantially dependent upon the local economy. We also have concentrations of stores in areas where the local economy is heavily dependent on the oil and gas industry, particularly in portions of Texas, Louisiana, Oklahoma, and New Mexico. A decline in crude oil prices may negatively impact employment in those communities, resulting in reduced consumer confidence and discretionary spending. Additionally, approximately 3% of our stores contributing approximately 7% of our 2015 sales are located in cities that either border Mexico or are in close proximity to Mexico. A devaluation of the Mexican peso will reduce the purchasing power of those customers who are citizens of Mexico. In such an event, revenues attributable to these stores could be reduced. In 2015, we experienced pressure on our business in areas that are heavily dependent on the oil industry and near the Mexican border. If those pressures continue or there is an additional economic downturn or decline in consumer confidence, particularly in the South Central, Southeastern and Mid-Atlantic states and any state from which we derive a significant portion of our net sales (such as Texas or Louisiana), our business, financial condition and cash flows will be negatively impacted and such impact may be material.

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

Failure to successfully operate our e-commerce website or fulfill customer expectations may adversely impact our business and sales.   Our e-commerce platform provides another channel to generate sales.  We believe that the e-commerce website will drive incremental sales by providing existing customers another opportunity to shop with us and allowing us to reach new customers.  If we do not successfully meet the challenges of operating an e-commerce website or fulfilling customer expectations, our business and sales may be adversely affected.

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

There can be no assurance that our liquidity will not be affected by changes in economic conditions.  Recent economic conditions have not had, nor do we anticipate that current economic conditions will have, a significant impact on our liquidity.  Due to our operating cash flow and availability under the Revolving Credit Facility, we continue to believe that we have the ability to meet our financing needs for the foreseeable future.  However, there can be no assurance that our liquidity will not be materially and adversely affected by changes in economic conditions.

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

Risks associated with our carriers, shippers and other providers of merchandise transportation services may have a material adverse effect on our business and financial condition.  Our vendors rely on shippers, carriers and other  merchandise transportation service providers (collectively "Transportation Providers") to deliver merchandise from their manufacturers, both in the United States and abroad, to the vendors' distribution centers in the United States.  Transportation Providers are also responsible for transporting merchandise from their vendors' distribution centers to our distribution centers.  We also rely on Transportation Providers to transport merchandise from our distribution centers to our stores and to our customers in the case of direct-to-consumer sales.  However, if work slowdowns, stoppages, weather or other disruptions affect the transportation of merchandise between the vendors and their manufacturers, especially those manufacturers outside the United States, between the vendors and us, or between us and our e-commerce customers, our business, financial condition and cash flows may be adversely affected.

A catastrophic event adversely affecting any of our buying, distribution or other corporate facilities may result in reduced revenues and loss of customers. Our buying, distribution and other corporate operations are in highly centralized locations.  Our operations may be materially and adversely affected if a catastrophic event (such as, but not limited to, fire, hurricanes, tornadoes or floods) impacts the use of these facilities.  While we have contingency plans that would be implemented in the event of a catastrophic event, there are no assurances that we would be successful in obtaining alternative servicing facilities in a timely manner in the event of such a catastrophe.

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

Changes in the regulatory or administrative landscape could adversely affect our financial condition and results of operations. Laws and regulations at the local, state, federal, and international levels frequently change, and the ultimate cost of compliance cannot be precisely estimated. In addition, we cannot predict the impact that may result from changes in the regulatory or administrative landscape. Any changes in regulations, the imposition of additional regulations, or the enactment of any new or more stringent legislation that impacts employment and labor, trade, product safety, transportation and logistics, health care, tax, privacy, operations, or environmental issues, among others, could have an adverse impact on our financial condition and results of operations.

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

Changes in our private label credit card program may adversely affect our sales and/or profitability. Our private label credit card (“PLCC”) program facilitates sales and generates additional revenue under our profit sharing agreement with the unrelated third party which owns the PLCC accounts receivable.  PLCC sales represented 44% of total sales in 2015, and PLCC customers spend more on average than non-PLCC customers. We receive a share of the net finance charges, late fees, other cardholder fees, write-offs, and operating expenses generated by the program.  Changes in credit granting standards maintained by the third party, which may be due to macroeconomic trends, could impact our ability to generate new PLCC accounts.  Changes in customer payment patterns could impact profit sharing by impacting fee income, write-offs, and operating expense.  If the sales or profit share which we receive from the PLCC decreases due to economic, legal, social, or other factors that we cannot control or predict, our operating results, financial condition and cash flows may be adversely affected.

Covenants in the Revolving Credit Facility agreement may impose operating restrictions, impede or adversely affect our ability to pay dividends or repurchase common shares and raise capital through the sale of stock and other securities. The Revolving Credit Facility agreement contains covenants which, among other things, restrict (i) the amount of additional debt or capital lease obligations we may incur, and (ii) our payment of dividends and repurchase of common stock under certain circumstances. A violation of any of these covenants may permit the lenders to restrict our ability to further access loans and letters of credit and may require the immediate repayment of any outstanding loans. Our failure to comply with these covenants may have a material adverse effect on our capital resources, financial condition, results of operations and liquidity. In addition, any material or adverse developments affecting our business may significantly limit our ability to meet our obligations as they become due or to comply with the various covenant requirements contained in the Revolving Credit Facility agreement.

The inability or unwillingness of one or more lenders to fund their commitment under the Revolving Credit Facility may have a material adverse impact on our business and financial condition.  The Revolving Credit Facility, which matures on October 6, 2019, is a $350.0 million senior secured revolving credit facility. We use the Revolving Credit Facility to provide financing for working capital, capital expenditures and other general corporate purposes, as well as to support our outstanding letters of credit requirements.  The lenders under the Revolving Credit Facility are: Wells Fargo Bank, National Association, JPMorgan Chase Bank, N.A, Regions Bank and Bank of America, N.A.  Notwithstanding that we may be in full compliance with all covenants contained in the Revolving Credit Facility, the inability or unwillingness of one or more of those lenders to fund their commitment under the Revolving Credit Facility may have a material adverse impact on our business and financial condition.

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

ITEM 1B.                          UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                          PROPERTIES

Our stores are primarily located in strip shopping centers. We own six of our stores and lease the balance. The majority of leases, which are typically for an initial 10-year term and often with two renewal options of five years each, provide for our payment of base rent plus expenses, such as common area maintenance, utilities, taxes and insurance. Certain leases provide for contingent rents that are not measurable at inception.  These contingent rents are primarily based on a percentage of sales that are in excess of a predetermined level.  Stores range in size from approximately 5,000 to 57,000 selling square feet, with the average being approximately 18,000 selling square feet.  At January 30, 2016, we operated 834 stores, in 39 states located within 5 regions, as follows:

	Number of Stores		Number of Stores
South Central Region		Midwestern Region
Arkansas	23	Illinois	6
Louisiana	52	Indiana	24
Oklahoma	36	Iowa	2
Texas	231	Kansas	9
	342	Michigan	15
Mid-Atlantic & Northeastern Region		Minnesota	1
Delaware	3	Missouri	17
Maryland	7	Ohio	30
New Jersey	5	Wisconsin	4
Pennsylvania	34		108
Virginia	35	Northwestern & Southwestern Region
West Virginia	11	Colorado	6
Massachusetts	2	Idaho	3
New Hampshire	2	Oregon	4
New York	21	Wyoming	1
Vermont	4	Arizona	7
	124	Nevada	5
Southeastern Region		New Mexico	19
Alabama	32	Utah	3
Florida	6		48
Georgia	36
Kentucky	34
Mississippi	23	Total Stores	834
North Carolina	29
South Carolina	20
Tennessee	32
	212

We own our distribution centers in Jacksonville, Texas and South Hill, Virginia and lease our distribution center in Jeffersonville, Ohio, which have square footages and provide capacity of servicing stores as follows:

Location	Square Footage	Number of Stores Capable of Servicing
Jacksonville, Texas	437,000	600
South Hill, Virginia	162,000	240
Jeffersonville, Ohio	202,000	310
	801,000	1,150

We also lease a 176,000 square foot facility in Jacksonville, Texas to provide capacity expansion for our growing e-commerce business.

In addition to the stores and distribution facilities listed above, we lease our corporate office in Houston, Texas. In 2015, we began the process of consolidating our two corporate offices in Houston, Texas into a single corporate headquarters. The office consolidation was completed in February 2016.

We consider these principal properties to be suitable and adequate for their intended purpose.

ITEM 3.                                        LEGAL PROCEEDINGS

No response is required under Item 103 of Regulation S-K.

ITEM 4.                                        MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Dividend Information
Our common stock trades on the New York Stock Exchange under the symbol "SSI".  The following table sets forth the high and low market prices per share of our common stock as reported by the New York Stock Exchange and the amount of cash dividends per common share we paid during each quarter in 2015 and 2014:

	Fiscal Year
	2015			2014
	High	Low	Dividend	High	Low	Dividend
1st Quarter	$23.26	$19.09	$0.140	$25.39	$18.39	$0.125
2nd Quarter	20.27	15.85	0.140	20.46	17.63	0.125
3rd Quarter	18.05	8.85	0.150	19.33	15.79	0.140
4th Quarter	10.70	6.00	0.150	22.52	15.71	0.140

On June 16, 2015, we announced that our Board of Directors ("Board") approved a 7% increase in our quarterly cash dividend rate to $0.15 per common share from the previous quarterly rate of $0.14 per common share. The new quarterly rate of $0.15 per common share is applicable to dividends declared by our Board beginning August 20, 2015.

We paid aggregate cash dividends in 2015 and 2014 of $18.7 million and $17.0 million, respectively. While we expect to continue payment of quarterly cash dividends, the declaration and payment of future dividends are subject to the discretion of our Board. Any future determination to pay dividends will depend on our results of operations and financial condition, as well as meeting certain criteria under the Revolving Credit Facility (as defined in "Liquidity and Capital Resources") and other factors deemed relevant by our Board.

Holders
As of the close of trading on the New York Stock Exchange on March 22, 2016 there were approximately 248 holders of record of our common stock.

Performance Graph

The annual changes for the five-year period shown in the following graph are based on the assumption that $100 had been invested in each of our common stock, the S&P 500 Index, the S&P 500 Retail Index and the S&P 1500 Department Stores Index on January 28, 2011 (the last trading date of 2010), and that all quarterly dividends were reinvested at the closing prices of the dividend payment dates. Subsequent measurement points are the last trading days of 2011, 2012, 2013, 2014 and 2015. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on January 29, 2016 (the last trading date of 2015).  The calculations exclude trading commissions and taxes. We have selected the S&P 1500 Department Stores Index as our peer index, which is comprised of Kohl's, Macy's, Nordstrom and JCPenney, and better represents our peer group than the broader group of retailers included in our former peer index, the S&P 500 Retail Index, both of which are shown below for comparison. The stock price performance on the following graph and table is not necessarily indicative of future stock price performance.

Date	Stage Stores, Inc.	S&P 500 Index	S&P 500 Retail Index	S&P 1500 Department Stores Index
1/28/2011	$100.00	$100.00	$100.00	$100.00
1/27/2012	102.79	105.33	113.42	111.91
2/1/2013	152.42	123.87	144.15	116.11
1/31/2014	132.99	149.02	180.63	131.53
1/30/2015	139.53	170.22	216.93	163.91
1/29/2016	60.67	169.09	253.36	120.35

Stock Repurchase Program

On March 7, 2011, our Board approved a stock repurchase program ("2011 Stock Repurchase Program") which authorized us to repurchase up to $200.0 million of our outstanding common stock. After investing $100.1 million to acquire our common stock under the 2011 Stock Repurchase Program, on June 11, 2012, we announced that our Board suspended the program. On November 19, 2015, we announced that our Board approved the resumption of the 2011 Stock Repurchase Program. After investing an additional $41.6 million to acquire 5.2 million of our common stock under the 2011 Stock Repurchase Program during the fourth quarter 2015, we had $58.4 million available under the program as of January 30, 2016. The 2011 Stock Repurchase Program will expire when we have repurchased $200.0 million of our outstanding common stock, unless terminated earlier by our Board. Also in March 2011, our Board authorized us to repurchase shares of our outstanding common stock equal to the amount of the proceeds and related tax benefits from the exercise of stock options, stock appreciation rights ("SARs") and other equity grants. Purchases of shares of our common stock may be made from time to time, either on the open market or through privately negotiated transactions and are financed by our existing cash, cash flow and other liquidity sources, as appropriate.

The table below sets forth information regarding our repurchases of our common stock during the fourth quarter of 2015:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)

November 1, 2015 to November 28, 2015	1,105,801	$7.49	1,104,565	$91,663,585

November 29, 2015 to January 2, 2016	4,160,365	8.18	4,070,507	58,351,202

January 3, 2016 to January 30, 2016	5,301	8.04	—	58,351,202

Total	5,271,467	$8.04	5,175,072

(a) In addition to the repurchase of our common stock during the fourth quarter of 2015 under the 2011 Stock Repurchase Program, we reacquired 4,762 shares of common stock from certain employees to cover tax withholding obligations from the vesting of performance stock and restricted stock at a weighted average acquisition price of $8.16 per share, and the trustee of the grantor trust established by us for the purpose of holding assets under our deferred compensation plan purchased an aggregate of 91,633 shares of our common stock in the open market at a weighted average price of $7.84 in connection with the option to invest in our stock under the deferred compensation plan and reinvestment of dividends paid on our common stock held in trust in the deferred compensation plan.

(b) Reflects the $200.0 million authorized under the 2011 Stock Purchase Program, less the $141.6 million repurchased as of January 30, 2016 using our existing cash, cash flow and other liquidity sources since March 2011.

ITEM 6.                                        SELECTED FINANCIAL DATA

The following sets forth selected consolidated financial data for the periods indicated. Financial results for 2015, 2014, 2013, and 2011 are based on a 52-week period. Financial results for 2012 are based on a 53-week period. The selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements included herein.  All amounts are stated in thousands, except for per share data, percentages and number of stores.

	Fiscal Year
	2015	2014	2013	2012	2011
Statement of operations data:
Net sales	$1,604,433	$1,638,569	$1,609,481	$1,627,702	$1,511,220
Cost of sales and related buying, occupancy and distribution expenses	1,208,002	1,188,763	1,172,995	1,168,907	1,099,982
Gross profit	396,431	449,806	436,486	458,795	411,238

Selling, general and administrative expenses	387,859	386,104	393,126	389,495	358,360
Interest expense, net	2,977	3,002	2,744	3,011	3,821
Income from continuing operations before income tax	5,595	60,700	40,616	66,289	49,057

Income tax expense	1,815	22,847	15,400	24,373	16,930
Income from continuing operations	3,780	37,853	25,216	41,916	32,127
Loss from discontinued operations, net	—	(7,003)	(8,574)	(3,737)	(1,167)
Net income	$3,780	$30,850	$16,642	$38,179	$30,960
Adjusted net income (non-GAAP) (a)	$16,182	$37,853	$39,986	$46,296	$32,127

Basic earnings (loss) per share data:
Continuing operations	$0.12	$1.18	$0.78	$1.32	$0.96
Discontinued operations	—	(0.22)	(0.27)	(0.12)	(0.04)
Basic earnings per share (b)	$0.12	$0.96	$0.51	$1.20	$0.93
Basic weighted average shares outstanding	31,145	31,675	32,034	31,278	33,021

Diluted earnings (loss) per share data:
Continuing operations	$0.12	$1.18	$0.77	$1.31	$0.95
Discontinued operations	—	(0.22)	(0.26)	(0.12)	(0.03)
Diluted earnings per share	$0.12	$0.96	$0.51	$1.19	$0.92
Adjusted diluted earnings per share (non-GAAP) (a)	$0.51	$1.18	$1.22	$1.44	$0.95
Diluted weighted average shares outstanding	31,188	31,763	32,311	31,600	33,278

Margin and other data:
Gross profit margin	24.7%	27.5%	27.1%	28.2%	27.2%
Selling, general and administrative expense rate	24.2%	23.6%	24.4%	23.9%	23.7%
Capital expenditures	$90,695	$70,580	$61,263	$49,489	$45,731
Construction allowances from landlords	3,444	5,538	4,162	4,193	4,499
Stock repurchases	41,587	2,755	31,367	61	109,985
Cash dividends per share	0.58	0.53	0.48	0.38	0.33

Store data:
Comparable sales growth (decline) (c)	(2.0)%	1.4%	(1.5)%	5.7%	0.5%
Store openings (d)	3	18	28	25	34
Store closings (d)	23	12	10	5	10
Number of stores open at end of period (d)	834	854	848	830	810
Total selling area square footage at end of period (d)	15,130	15,409	15,313	15,255	15,027

	January 30,	January 31,	February 1,	February 2,	January 28,
	2016	2015	2014	2013	2012
Balance sheet data:
Working capital	$344,880	$299,279	$293,995	$259,260	$213,700
Total assets	848,099	824,677	810,837	794,871	735,339
Debt obligations	165,723	47,388	63,225	12,329	49,503
Stockholders' equity	429,753	475,930	454,444	464,870	412,706

(a) See Non-GAAP Financial Measures on page 21 for additional information and reconciliation to the most directly comparable U.S. GAAP financial measure.

(b) Earnings per share may not foot due to rounding.

(c) We follow the retail reporting calendar, which included an extra week of sales in the fourth quarter of 2012. However, many retailers report comparable sales on a shifted calendar, which excludes the first week of 2012 rather than the fifty-third week. On this shifted basis, comparable sales decreased 1.1% for 2013.

(d) Excludes Steele's stores which are reflected in discontinued operations.

Non-GAAP Financial Measures

The following supplemental information presents the results of operations for 2015, 2014 and 2013 on a basis in conformity with accounting principles generally accepted in the United States of America ("GAAP") and on a non-GAAP basis to show earnings excluding charges associated with our corporate headquarters consolidation, which consists of duplicate rent expense and moving related costs, our strategic store closures and other strategic initiatives, the majority of which consists of impairment charges, severance charges associated with a workforce reduction initiative and pension settlement, and the consolidation of our former South Hill, Virginia operations into our Houston, Texas corporate headquarters ("South Hill Consolidation"). We believe this supplemental financial information enhances an investor's understanding of our financial performance as it excludes those items which impact comparability of operating trends. The non-GAAP financial information should not be considered in isolation or viewed as a substitute for net income, cash flow from operations, diluted earnings per common share or other measures of performance as defined by GAAP.  Moreover, the inclusion of non-GAAP financial information as used herein is not necessarily comparable to other similarly titled measures of other companies due to the potential inconsistencies in the method of presentation and items considered. The following tables set forth the supplemental financial information and the reconciliation of GAAP disclosures to non-GAAP financial measures (in thousands, except diluted earnings per share):

	Fiscal Year
	2015	2014	2013
Net income (GAAP)	$3,780	$30,850	$16,642
Loss from discontinued operations, net of tax benefit of $4,228 and $5,237, respectively (GAAP)	—	7,003	8,574
Income from continuing operations (GAAP)	3,780	37,853	25,216
Consolidation of company headquarters, net of tax of $1,148	2,390	—	—
Strategic store closures and other initiatives, net of tax of $3,953	8,233	—	—
Severance charges associated with workforce reduction initiative and pension settlement, net of tax of $854	1,779	—	—
South Hill Consolidation related charges, net of tax of $9,019	—	—	14,770
Adjusted net income (non-GAAP)(a)	$16,182	$37,853	$39,986

Diluted earnings per share (GAAP)	$0.12	$0.96	$0.51
Loss from discontinued operations (GAAP)	—	(0.22)	(0.26)
Diluted earnings per share from continuing operations (GAAP)	0.12	1.18	0.77
Corporate headquarters consolidation	0.07	—	—
Strategic store closures and other initiatives	0.26	—	—
Severance charges associated with workforce reduction initiative and pension settlement	0.06	—	—
South Hill Consolidation related charges	—	—	0.45
Adjusted diluted earnings per share (non-GAAP) (a) (b)	$0.51	$1.18	$1.22

(a) There were no adjustments in 2014.
(b) Earnings per share may not foot due to rounding.

ITEM 7.                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

We are a retailer operating specialty department stores primarily in small and mid-sized towns and communities. We provide customers a welcoming and comfortable shopping experience in our stores and online. Our merchandise assortment is a well-edited selection of moderately priced brand name and private label apparel, accessories, cosmetics, footwear and home goods. As of January 30, 2016, we operated 834 specialty department stores located in 39 states under the BEALLS, GOODY'S, PALAIS ROYAL, PEEBLES and STAGE nameplates and a direct-to-consumer business.

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

Results of Operations
Select financial results for 2015 were as follows (comparisons are to 2014):

•	Net sales decreased $34.1 million, or 2.1%, to $1.6 billion.

•	Comparable sales decreased 2.0%.

•	Direct-to-consumer sales, included in comparable sales, increased 20.2% to $45.4 million.

•	Gross profit decreased $53.4 million, or 11.9%.

•	Diluted earnings per common share from continuing operations was $0.12, compared with $1.18.

•	Adjusted diluted earnings per common share (non-GAAP) was $0.51, compared with $1.18 (see reconciliation of non-GAAP financial measures on page 21).

•	Quarterly dividend rate increased by 7% to $0.15 per common share in August 2015.

•	Cash dividends of $18.7 million, or $0.58 per share, were paid.

•	We repurchased 5.2 million shares of our common stock for approximately $41.6 million.

2015 Strategy and Results

While our financial performance in 2015 did not meet our expectations, we had many accomplishments and made progress in our key strategic initiatives, which were overshadowed by external factors. However, we invested in our strategic plan to set ourselves up for improved productivity and profitability over time. Our key focus is on our customer and delivering her a great experience in our stores and online.

Create a Great Omni-channel Experience. During 2015, we enhanced our customer online shopping experience with a new mobile app and mobile-optimized website, expanded our online assortments, added recommendation and pricing engines, and improved operational efficiency by increasing our centralized fulfillment to approximately 70%.

Increase Emphasis on Trends and Styles. We updated our product assortment by offering more contemporary fashions and new brands, adding categories within existing brands, and extending existing brands to additional stores. We continued to grow our cosmetics business with the installation of Clinique and Estee Lauder counters in over 30 stores, bringing our total number of stores with cosmetic counters to more than 330. We expanded our home department in 46 stores and featured a broader assortment of giftable items. We also built out our localization efforts, notably adding size optimization, to enable better alignment with customer preferences.

Improve the Store Environment. During 2015, we completed 122 remodels, relocations and expansions of our higher volume stores. We are investing in our stores with improved lighting, upgraded fixtures, more mannequins, comfortable fitting rooms, enhanced navigation and wider aisles. Our store remodels are designed to achieve better layouts that showcase popular brands and create focus on updated apparel and accessories. We believe that investments to make our stores brighter and more inviting elevate the customer shopping experience and build customer loyalty. As part of a strategic evaluation of our store portfolio in 2015, we increased our profitability benchmarks for our stores, and as a result, we closed 23 stores during the year. We also opened 3 stores during 2015.

Better Connect with Our Customers. During 2015, we began re-branding our stores and image, adding a fresh new logo and a new look and feel to our marketing. We leveraged our technology to create more personalized direct mail and email programs, and shifted our marketing activity to be more digitally-focused. We reissued our private label credit card to approximately 2.8 million customers and grew sales penetration by 400 basis points. We are also piloting a tender neutral loyalty program in select markets.

In addition, we consolidated our corporate headquarters into a single location in Houston, Texas. Bringing our corporate associates together facilitates increased collaboration and efficiencies to better execute our strategic plans. The more central location is also expected to help us recruit and retain top talent. The office consolidation was completed in February 2016.

2016 Strategy and Outlook

Our strategy in 2016 is focused on building upon our 2015 growth initiatives and progress with the intention of driving sales productivity in stores and online by delivering an improved customer experience. Our priorities for 2016 include:

•	upgrading our e-commerce website design, further expanding our assortments, and adding more convenient shipping options for our customers;

•	adding more updated and contemporary styles to our product mix;

•	using our new assortment planning and size optimization programs to make more localized merchandise offerings;

•	connecting with our customers with personalized content and digital marketing to attract new customers and to maintain loyalty with our existing customer base; and

•	remodeling approximately 90 stores, which will bring over 210 of our top volume stores, representing approximately 45% of our total sales, to a higher standard.

With our focus on improving sales productivity through investments in our existing stores and direct-to-consumer business, we do not plan to open new stores in 2016. In addition, we expect to close approximately 25 to 30 stores that do not meet our sales productivity and profitability benchmarks.

While we are encouraged by our ongoing strategic initiatives to drive sales, we remain cautious with our outlook for 2016 given our expectation for continued headwinds in our stores near the Mexican border and in energy exposed communities. We are intently focused on operating efficiently in a challenging sales climate, while driving sales productivity and carefully managing expenses and inventory. We will continue to invest in building our brand, emphasizing our website, remodeling our stores and building relationships with our loyal customers.

The financial information, discussion and analysis that follow should be read in conjunction with our Consolidated Financial Statements and accompanying footnotes included in this Form 10-K.

2015 Compared to 2014

	Fiscal Year Ended
	January 30, 2016		January 31, 2015		Change
	Amount	% to Sales (a)	Amount	% to Sales (a)	Amount	%
Net sales	$1,604,433	100.0%	$1,638,569	100.0%	$(34,136)	(2.1)%
Cost of sales and related buying, occupancy and distribution expenses	1,208,002	75.3%	1,188,763	72.5%	19,239	1.6%
Gross profit	396,431	24.7%	449,806	27.5%	(53,375)	(11.9)%
Selling, general and administrative expenses	387,859	24.2%	386,104	23.6%	1,755	0.5%
Interest expense	2,977	0.2%	3,002	0.2%	(25)	(0.8)%
Income before income tax	5,595	0.3%	60,700	3.7%	(55,105)	(90.8)%
Income tax expense	1,815	0.1%	22,847	1.4%	(21,032)	(92.1)%
Income from continuing operations	3,780	0.2%	37,853	2.3%	(34,073)	(90.0)%
Loss from discontinued operations, net of tax benefit of $0 and $4,228, respectively	—	—%	(7,003)	(0.4)%	7,003	(100.0)%
Net income	$3,780	0.2%	$30,850	1.9%	$(27,070)	(87.7)%

(a) Percentages may not foot due to rounding.

Net Sales

Sales in 2015 decreased 2.1% to $1,604.4 million from $1,638.6 million in 2014. Comparable sales, which are sales in stores that were open for at least 14 full months prior to the reporting period, including direct-to-consumer sales, decreased by 2.0% in 2015 as compared to a 1.4% increase in 2014. Direct-to-consumer sales contributed 0.5% to comparable sales in 2015 and 2014. The 2.0% decrease in comparable sales reflects a decline in traffic, partially offset by an increase in average unit retail. Sales in 2015 were negatively impacted by lower consumer demand in our markets near the Mexican border due to the weaker Mexican peso and in energy exposed communities mostly in Texas, Louisiana, Oklahoma and New Mexico. In addition, sales in the fourth quarter 2015 were negatively impacted by unfavorable weather.

Comparable sales increase (decrease) by quarter is presented below:

	Fiscal Year
	2015	2014
1st Quarter	(1.1)%	(0.2)%
2nd Quarter	0.8	(4.2)
3rd Quarter	(3.5)	2.3
4th Quarter	(3.4)	6.4
Total Year	(2.0)%	1.4%

Our cosmetics and home/gifts categories achieved positive comparable sales. Both categories benefited from our strategic investments in 2015, with the installation of Estee Lauder and Clinique counters in over 30 stores and home department expansions in 46 stores. We experienced strong sales in high profile brands such as Nautica, Converse, Carter's, Izod, Van Heusen, Calvin Klein, Nike, Estee Lauder and Clinique. Activewear was a strong performer across merchandise categories.

Gross Profit

Gross profit in 2015 was $396.4 million, a decrease of 11.9% from $449.8 million in 2014.  Gross profit, as a percent of sales, decreased to 24.7% in 2015 from 27.5% in 2014. The 2.8% decrease in the gross profit rate reflects a 1.1% increase in the merchandise cost of sales rate and a 1.7% increase in the buying, occupancy and distribution expenses rate. The increase in merchandise cost of sales rate is the result of additional promotions and markdowns to drive sales and clear inventory. The increase in the buying, occupancy and distribution expense rate reflects impairment charges of $10.6 million, or 0.7% of sales, related to our strategic store closure plan, higher store depreciation and rent expense, and increased strategic investments in omni-channel, technology and stores in 2015 compared to 2014.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses in 2015 increased $1.8 million to $387.9 million from $386.1 million in 2014.  As a percent of sales, SG&A expenses increased to 24.2% in 2015 from 23.6% in 2014 and primarily reflects deleverage from lower sales in the current year. The increase in SG&A expenses reflects charges incurred in 2015 related to our new corporate headquarters consolidation, severance and other costs associated with a reduction in corporate headcount, and a pension settlement charge, partially offset by lower incentive compensation costs.

Interest Expense

Interest expense was $3.0 million in 2015 and 2014, respectively. Interest expense was primarily comprised of interest on borrowings under the Revolving Credit Facility, related letters of credit and commitment fees, amortization of debt issuance costs and interest on finance obligations. Interest expense in 2015 was flat compared to 2014 primarily due to the timing of borrowings under the Revolving Credit Facility.

Income Taxes

Our effective tax rate was 32.4% in 2015, resulting in tax expense of $1.8 million. This compares to income tax expense of $22.8 million from continuing operations in 2014 at an effective rate of 37.6%. The current year decrease in the effective tax rate is primarily due to the decrease in net income which increases the net beneficial effect of permanent book-to-tax differences.

2014 Compared to 2013

	Fiscal Year Ended
	January 31, 2015		February 1, 2014		Change
	Amount	% to Sales (a)	Amount	% to Sales (a)	Amount	%

Net sales	$1,638,569	100.0%	$1,609,481	100.0%	$29,088	1.8%
Cost of sales and related buying, occupancy and distribution expenses	1,188,763	72.5%	1,172,995	72.9%	15,768	1.3%
Gross profit	449,806	27.5%	436,486	27.1%	13,320	3.1%
Selling, general and administrative expenses	386,104	23.6%	393,126	24.4%	(7,022)	(1.8)%
Interest expense	3,002	0.2%	2,744	0.2%	258	9.4%
Income before income tax	60,700	3.7%	40,616	2.5%	20,084	49.4%
Income tax expense	22,847	1.4%	15,400	1.0%	7,447	48.4%
Income from continuing operations	37,853	2.3%	25,216	1.6%	12,637	50.1%
Loss from discontinued operations, net of tax benefit of $4,228 and $5,237	(7,003)	(0.4)%	(8,574)	(0.5)%	1,571	(18.3)%
Net income	$30,850	1.9%	$16,642	1.0%	$14,208	85.4%

(a) Percentages may not foot due to rounding.

Net Sales

Sales in 2014 increased 1.8% to $1,638.6 million from $1,609.5 million in 2013.  Comparable sales increased by 1.4% in 2014. Direct-to-consumer sales contributed 0.5% to comparable sales in 2014 and 2013. The 1.4% increase in comparable sales in 2014 was driven primarily by an increase in average unit retail, which was partially offset by a decline in units per transaction and in the number of transactions. The higher average selling price was achieved through effectively managing inventory levels, resulting in an improved balance between regular priced and clearance goods.

Comparable sales increase (decrease) by quarter is presented below:

	Fiscal Year
	2014	2013
1st Quarter	(0.2)%	0.7%
2nd Quarter	(4.2)	1.7
3rd Quarter	2.3	(4.6)
4th Quarter	6.4	(3.4)
Total Year	1.4%	(1.5)%

Our cosmetics, footwear, children's and home/gifts categories achieved positive comparable sales. Cosmetics had the strongest comparable sales increase, driven by the installation of Estee Lauder and Clinique counters in 75 and 76 stores, respectively, during 2014. We also continued to focus on sales growth through the introduction of new product offerings and the expansion of existing sought-after brand names.

Gross Profit

Gross profit in 2014 was $449.8 million, an increase of 3.1% from $436.5 million in 2013.  Gross profit as a percent of sales increased to 27.5% in 2014 from 27.1% in 2013. The 0.4% increase in the gross profit rate reflects a 0.6% decrease in the merchandise cost of sales rate and a 0.2% increase in the buying, occupancy and distribution expenses rate. Merchandise cost of sales for 2013 includes approximately $12.5 million, or approximately 0.8% of sales, related to the South Hill Consolidation due to inventory liquidation costs associated with discontinued vendors and merchandise and advertising allowances deferred in inventory. The increase in buying, occupancy and distribution expenses rate is a result of higher store occupancy costs in 2014 compared to 2013.

Selling, General and Administrative Expenses

SG&A expenses in 2014 decreased $7.0 million to $386.1 million from $393.1 million in 2013.  As a percent of sales, SG&A expenses decreased to 23.6% in 2014 from 24.4% in 2013. The decrease in SG&A expenses reflects charges of approximately $11.3 million incurred in 2013 related to the South Hill Consolidation. In addition, the decrease in 2014 also reflects increased credit income from our private label credit card program. These reductions were partially offset by higher incentive compensation expense in 2014.

Interest Expense

Interest expense was $3.0 million in 2014 and $2.7 million in 2013.  Interest expense was primarily comprised of interest on borrowings under the Revolving Credit Facility, related letters of credit and commitment fees, amortization of debt issuance costs, and interest on finance obligations. The increase in interest expense was primarily due to increased borrowings under the Revolving Credit Facility.

Income Taxes

Our effective tax rate in 2014 was 37.6%, resulting in tax expense of $22.8 million. This compares to income tax expense of $15.4 million in 2013 at an effective rate of 37.9%.

Seasonality and Inflation

Historically, our business has been seasonal and sales are traditionally lower during the first three quarters of the fiscal year (February through October) and higher during the last quarter of the fiscal year (November through January). The fourth quarter usually accounts for approximately 30% of our annual sales, with each of the other quarters accounting for approximately 22% to 24%.  Working capital requirements have fluctuated during the year and generally reached their highest levels during the third and fourth quarters.  We do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

The following table shows quarterly information (unaudited) (in thousands, except per share amounts):

	Fiscal Year 2015
	Q1	Q2	Q3	Q4
Net sales	$369,313	$380,916	$351,575	$502,629
Gross profit	80,929	98,455	76,096	140,951
Net income (loss)	(8,637)	1,615	(10,183)	20,985

Basic earnings (loss) per share	$(0.27)	$0.05	$(0.32)	$0.72
Diluted earnings (loss) per share	$(0.27)	$0.05	$(0.32)	$0.71

Basic weighted average shares	31,750	31,982	32,017	28,828
Diluted weighted average shares	31,750	32,013	32,017	28,848

	Fiscal Year 2014
	Q1	Q2	Q3	Q4
Net sales	$372,040	$377,446	$364,197	$524,886
Gross profit	77,941	112,340	88,166	171,359

Income (loss) from continuing operations	$(12,046)	$11,192	$(5,107)	$43,814
Loss from discontinued operations	(6,748)	—	(161)	(94)
Net income (loss)	$(18,794)	$11,192	$(5,268)	$43,720

Basic earnings (loss) per share data:
Continuing operations	$(0.38)	$0.35	$(0.16)	$1.37
Discontinued operations	(0.22)	—	(0.01)	—
Basic earnings (loss) per share	(0.60)	0.35	(0.17)	1.37

Diluted earnings (loss) per share data:
Continuing operations	$(0.38)	$0.35	$(0.16)	$1.36
Discontinued operations	(0.22)	—	(0.01)	—
Diluted earnings (loss) per share	(0.60)	0.35	(0.17)	1.36

Basic weighted average shares	31,492	31,757	31,794	31,657
Diluted weighted average shares	31,492	31,825	31,794	31,740

Liquidity and Capital Resources

Our liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows, (iii) normal trade credit terms from our vendors and their factors and (iv) the Revolving Credit Facility. Our primary cash requirements are for operational needs, including rent and salaries, seasonal inventory purchases, capital investments in our stores, direct-to-consumer business and information technology and the payment of our quarterly cash dividends.

While there can be no assurances, we believe that our sources of liquidity will be sufficient to cover working capital needs, planned capital expenditures and debt service requirements for the remainder of 2016 and the foreseeable future.

Key components of our cash flow are summarized below (in thousands):

	Fiscal Year
	2015	2014	2013
Net cash provided by (used in):
Operating activities	$40,300	$102,214	$46,527
Investing activities	(90,977)	(67,634)	(61,236)
Financing activities	49,999	(32,177)	11,534

Operating Activities

During 2015, we generated $40.3 million in cash from operating activities. Net income, adjusted for non-cash expenses, provided cash of approximately $94.3 million.  Changes in operating assets and liabilities used net cash of approximately $57.4 million, which included a $5.5 million decrease in merchandise inventories, a decrease in other assets of $1.6 million and a decrease in accounts payable and other liabilities of $64.4 million. Additionally, cash flows from operating activities included construction allowances from landlords of $3.4 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores and our new corporate office building.

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

Investing Activities

Capital expenditures for 2015 were $90.7 million compared to $70.6 million in 2014 and $61.3 million in 2013. Capital expenditures during 2015 reflect an increase in store remodels, expansions and relocations and expenditures for our new corporate office building, partially offset by a decrease in store openings compared to 2014 and 2013. We remodeled, relocated and expanded 122 stores, and opened 3 new stores in 2015.  In 2014, we remodeled, relocated and expanded 26 stores, and opened 18 new stores.  In 2013, we remodeled, relocated and expanded 17 stores, and opened 29 new stores (including one Steele's store). We received construction allowances from landlords of $3.4 million in 2015 to fund a portion of the capital expenditures related to store leasehold improvements in new and relocated stores and our new corporate office building, while $5.5 million and $4.2 million were received from landlords in 2014 and 2013, respectively.  These funds have been recorded as deferred rent credits in the balance sheet and are amortized as an offset to rent expense over the lease term commencing with the date the allowances were contractually earned.

We estimate that capital expenditures in 2016, net of construction allowances from landlords, will be approximately $72 million. The expenditures are principally for store remodels, expansions and relocations, new cosmetic counters, and investments in our technology and direct-to-consumer business.

Financing Activities

On October 6, 2014, we entered into a Second Amended and Restated Credit Agreement for a $300.0 million senior secured revolving credit facility ("Revolving Credit Facility") with a seasonal increase to $350.0 million and a $50.0 million letter of credit subfacility. The Revolving Credit Facility matures on October 6, 2019.

We use the Revolving Credit Facility to provide financing for working capital and general corporate purposes, as well as to finance capital expenditures and to support our letter of credit requirements. Borrowings are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. Inventory, cash and cash equivalents are pledged as collateral. The daily interest rates are determined by a prime rate or LIBOR, plus an applicable margin, as set forth in the Revolving Credit Facility agreement. During 2015, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 1.53% and $102.5 million, respectively, as compared to 1.71% and $81.4 million in 2014. The increase in outstanding borrowings at January 30, 2016 as compared to January 31, 2015, is primarily due to stock repurchases, an increase in capital expenditures and timing of payments made on trade accounts.

Letters of credit issued under the Revolving Credit Facility support certain merchandise purchases and collateralize retained risks and deductibles under various insurance programs. At January 30, 2016, we had outstanding letters of credit totaling approximately $5.2 million. These letters of credit expire within twelve months of issuance. Excess borrowing availability under the Revolving Credit Facility at January 30, 2016 was $137.8 million.

The Revolving Credit Facility agreement contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends to $30 million in a fiscal year, and (iii) the repurchase of common stock under certain circumstances. The agreement also contains a fixed charge coverage ratio covenant in the event excess availability is below a defined threshold or an event of default has occurred. At January 30, 2016, we were in compliance with all of the financial covenants of the Revolving Credit Facility agreement and expect to continue to be in compliance in 2016.

During 2015, we financed approximately $5.1 million of capital expenditures, bearing interest of 1.4% of which $1.8 million will paid in 2016 and $3.3 million will be paid in 2017.

We paid $18.7 million in cash dividends in 2015. On February 18, 2016, our Board declared a quarterly cash dividend of $0.15 per share on our common stock, payable on March 16, 2016, to shareholders of record at the close of business on March 1, 2016.

On November 19, 2015, we announced that our Board approved the resumption of the $200.0 million share repurchase program authorized in March 2011. As of January 30, 2016, we had $58.4 million available under the program.

Contractual Obligations

We have contractual commitments for purchases of merchandise inventories, services arising in the ordinary course of business, letters of credit, Revolving Credit Facility and other debt service and leases. The following table summarizes payments due under our contractual obligations at January 30, 2016 (in thousands).  These items are discussed in further detail in Note 6 and Note 11 to the consolidated financial statements.

		Payment Due by Period
Contractual Obligations(a)	Total	Less Than One Year	1-3 Years	4-5 Years	More than 5 Years
Revolving Credit Facility	$156,840	$—	$—	$156,840	$—
Documentary letters of credit (b)	984	984	—	—	—
Capital lease obligations	—	—	—	—	—
Finance obligations:
Principal payments	3,764	1,056	2,154	554	—
Interest payments	643	310	307	26	—
Other long-term debt obligations	5,119	1,791	3,328	—	—
Operating lease obligations (c)	540,623	94,196	165,202	115,510	165,715
Purchase obligations (d)	224,328	210,067	12,204	1,798	259
Other long-term liabilities (e)	2,000	1,000	1,000	—	—
Total contractual obligations	$934,301	$309,404	$184,195	$274,728	$165,974

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

(b) These documentary letters of credit support the importing of private label merchandise. We also had outstanding stand-by letters of credit that totaled approximately $4.2 million at January 30, 2016 required to collateralize retained risks and deductibles under various insurance programs. The estimated liability that will be paid in cash related to stand-by letters of credit supporting insurance programs is reflected in accrued expenses.  If we fail to make payments when due, the beneficiaries of letters of credit could make demand for payment under the letters of credit.
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

(d) Purchase obligations include legally binding contracts for merchandise, utility purchases, capital expenditures, software acquisition/license commitments and legally binding service contracts. For the purposes of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Included in purchase obligations are outstanding purchase orders in the ordinary course of business for merchandise of $187.0 million that are typically made up to six months in advance of expected delivery. For non-merchandise purchase obligations, if the obligation to purchase goods or services is non-cancelable, the entire value of the contract is also included in the above table. If the obligation is cancelable, but we would incur liquidated damages if canceled, the dollar amount of the liquidated damages is included as a "purchase obligation." We fully expect to receive the benefits of the goods or services in connection with fulfilling our obligation under these agreements. The expected timing for payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the timing of receipt of goods or services or changes to agreed-upon amounts for some obligations.
(e) Other long-term liabilities consist of deferred rent, deferred compensation, pension liability, deferred revenue and other (see Note 7 to the consolidated financial statements). Deferred rent of $47.5 million is included as a component of "operating lease obligations" in the contractual obligations table. Deferred compensation and pension liability are not included in the contractual obligations table as the timing of future payments is indeterminable.

Our funding policy is to make contributions to maintain the minimum funding requirements for our pension obligations in accordance with the Employee Retirement Income Security Act of 1974, as amended ("ERISA").  We may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover short-term liquidity needs of our defined benefit plan in order to maintain current invested positions. We had no minimum contribution requirements for 2014 and 2015 and we do not expect a minimum contribution requirement in 2016.
We have not included $0.7 million of current liabilities for unrecognized tax benefits and the related interest and penalties in the contractual obligations table because the timing of cash settlements is not reasonably estimable. It is reasonably possible that such tax positions may change within the next 12 months, primarily as a result of ongoing audits.

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

Inventory Valuation. We value merchandise inventories using the lower of cost or net realizable value with cost determined using the weighted average cost method.  We capitalize distribution center costs associated with preparing inventory for sale, such as distribution payroll, benefits, occupancy, depreciation and other direct operating expenses as part of merchandise inventories. We also include in inventory the cost of freight to our distribution centers and to stores as well as duties and fees related to import purchases.

Vendor Allowances. We receive consideration from our merchandise vendors in the form of allowances and reimbursements.  Given the promotional nature of our business, the allowances are generally intended to offset our costs of handling, promoting, advertising and selling the vendors' products in our stores. These allowances are recognized in accordance with ASC Subtopic 605-50, Customer Payments and Incentives. Vendor allowances related to the purchase of inventory are recorded as a reduction to the cost of inventory until sold. Vendor allowances are recognized as a reduction of cost of goods sold or the related selling expense when the purpose for which the vendor funds were intended to be used has been fulfilled and amounts have been authorized by vendors.

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

Buildings & improvements	20
Information systems	3-10
Store and office fixtures and equipment	5-10
Warehouse equipment	5-15
Leasehold improvements - stores	5-15
Leasehold improvements - corporate office	10-20

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

Intangible Assets and Impairment of Intangible Assets. Indefinite life intangible assets are tested for impairment annually or more frequently when indicators of impairment exist. As a part of the acquisition of Peebles, Inc. in 2003, we acquired the rights to the PEEBLES trade name and trademark (collectively, the "Trademark"), which was identified as an indefinite life intangible.  The value of the Trademark was determined to be $14.9 million at the time of the Peebles, Inc. acquisition. We completed our annual impairment testing during the fourth quarter of 2015 and determined there was no impairment.
Revenue Recognition.  Our retail stores record revenue at the point of sale. Sales of merchandise shipped to our customers are recorded based on estimated receipt of merchandise by the customer. Shipping and handling fees charged to customers are included in net sales with the corresponding costs recorded as costs of goods sold. Total revenues do not include sales tax because we are a pass-through conduit for collecting and remitting sales taxes. Revenues are recognized net of expected returns, which we estimate using historical return patterns as a percentage of sales.

 We record deferred revenue on our balance sheet for the sale of gift cards and recognize this revenue upon the redemption of gift cards in net sales.  We similarly record deferred revenue on our balance sheet for merchandise credits issued related to customer returns and recognize this revenue upon the redemption of the merchandise credits.

Gift Card and Merchandise Credits Liability.  Unredeemed gift cards and merchandise credits are recorded as a liability. Our gift cards and merchandise credits do not expire. Based on historical redemption rates, a small and relatively stable percentage of gift cards and merchandise credits will never be redeemed, which is referred to as "breakage." Estimated breakage income is recognized over time in proportion to actual gift card and merchandise credit redemptions. We recognized approximately $1.6 million, $1.1 million and $1.0 million of breakage income in 2015, 2014 and 2013, respectively, which is recorded as an offset to SG&A expenses.

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

Self-Insurance Reserves.  We maintain self-insured retentions with respect to general liability, workers compensation and health benefits for our employees.  We estimate the accruals for the liabilities based on industry development factors and historical claim trend experience.  Although management believes adequate reserves have been provided for expected liabilities arising from our self-insured obligations, projections of future losses are inherently uncertain, and it is reasonably possible that estimates of these liabilities will change over the near term as circumstances develop.

Frozen Defined Benefit Plan.  We maintain a frozen defined benefit plan.  The plan's obligations and related assets are presented in Note 13 to the consolidated financial statements.  The plan's assets are invested in actively managed and indexed mutual funds of domestic and international equities and investment-grade corporate bonds and U.S. government securities. The plan's obligations and the annual pension expense are determined by independent actuaries using a number of assumptions. Key assumptions in measuring the plan's obligations include the discount rate applied to future benefit obligations and the estimated future return on plan assets.  At January 30, 2016, assumptions used were a weighted average discount rate of 4.8% and a weighted average long-term rate of return on the plan assets of 7.0%.

Recent Accounting Standards and Disclosures

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which supersedes most existing revenue recognition guidance in GAAP. The core principle of the guidance is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects what a company expects to be entitled to in exchange for those goods or services. ASU 2014-09 allows for either a retrospective or cumulative effect transition method of adoption and was to be effective for periods beginning after December 15, 2016. In July 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 by one year, however, early adoption as of the original effective date is permitted. We are currently evaluating the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provides explicit guidance to help companies evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The new guidance clarifies that if a cloud computing arrangement includes a software license, the customer should account for the license consistent with its accounting for other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. This new standard is effective for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. We early adopted ASU 2015-05 for the year ended January 30, 2016. The adoption did not have a material impact on our consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which allows companies to continue to defer and present debt issuance costs as an asset that is amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The new standard is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. We early adopted ASU 2015-05 for the year ended January 30, 2016. The adoption did not impact our consolidated financial statements and we will continue presenting debt issuance costs for our asset-based revolving credit facility as an asset.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. The new principle is part of the FASB’s simplification initiative and applies to entities that measure inventory using a method other than last-in, first-out ("LIFO") or the retail inventory method. The new standard is effective for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted, and is to be applied prospectively. We early adopted ASU 2015-11 for the year ended January 30, 2016. The adoption did not have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities to be classified on the balance sheets as non-current. The new standard is effective for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. We early adopted ASU 2015-17 for the year ended January 30, 2016 and applied it prospectively. The adoption did not have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments to be measured at fair value with changes in the fair value recognized through net income and requires enhanced disclosures about equity investments. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted. We do not expect the adoption of ASU 2016-01 to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize lease assets and liabilities on the balance sheet and classify all cash payments within operating activities in the statement of cash flows for leases classified as operating leases under previous guidance. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products, which requires prepaid stored-value product liabilities to be treated as financial liabilities and breakage of those liabilities be accounted for consistent with the breakage guidance in Topic 606. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted, and is to be applied retrospectively. We are currently evaluating the impact that the adoption of ASU 2016-04 will have on our consolidated financial statements.

ITEM 7A.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Borrowings under the Revolving Credit Facility bear a floating rate of interest.  As of January 30, 2016, the outstanding borrowings under the Revolving Credit Facility were $156.8 million.  On future borrowings, an increase in interest rates may have a negative impact on our results of operations and cash flows.  During 2015, we had average daily borrowings of $102.5 million bearing a weighted average interest rate of 1.53%.  A hypothetical 10% change from the weighted average interest rate would have a $0.2 million effect on our 2015 annual results of operations and cash flows.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures based on the framework and criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that our internal control over financial reporting was effective as of January 30, 2016.

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

Changes in Internal Control over Financial Reporting

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the internal control over financial reporting and concluded that no change in our internal control over financial reporting occurred during the fourth quarter ended January 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                          OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following information pertains to our executive officers as of March 22, 2016:

Name	Age	Position
Michael L. Glazer	67	President and Chief Executive Officer, Director
Steven P. Lawrence	48	Chief Merchandising Officer
William E. Gentner	47	Executive Vice President, Chief Marketing Officer
Steven L. Hunter	45	Executive Vice President, Chief Information Officer
Russell A. Lundy, II	53	Executive Vice President, Chief Stores Officer
Stephen B. Parsons	51	Executive Vice President, Chief Human Resources Officer
Oded Shein	54	Executive Vice President, Chief Financial Officer
Chadwick P. Reynolds	42	Senior Vice President, Chief Legal Officer and Secretary
Richard E. Stasyszen	55	Senior Vice President, Finance and Controller

Mr. Glazer joined us in April 2012 as President and Chief Executive Officer. He has served as a member of our Board since August 2001. Mr. Glazer served as the President and CEO of Mattress Giant Corporation from October 2009 to April 2012.

Mr. Lawrence joined us in April 2012 as Chief Merchandising Officer. Previously, he spent 11 years with J.C. Penney Company, Inc., where he was most recently Co-Chief Merchant EVP General Merchandise Manager for Men's, Kids & Home.  Prior to joining J.C. Penney, Mr. Lawrence spent 11 years at the former Foley's Department Stores, where he held various merchandising positions of increasing responsibility.

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

Exhibit
Number                                                                                                  Description

3.1	Amended and Restated Articles of Incorporation of Stage Stores, Inc. dated June 7, 2007 are incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on September 12, 2007.

3.2	Amended and Restated Bylaws of Stage Stores, Inc. dated June 5, 2008 are incorporated by reference to Exhibit 3 to our Quarterly Report on Form 10-Q filed on September 9, 2008.

4.1	Form of Common Stock Certificate of Stage Stores, Inc. is incorporated by reference to Exhibit 4.1 to our Registration Statement on Form 10 filed on October 29, 2001.

10.1
Second Amended and Restated Credit Agreement dated October 6, 2014, among Specialty Retailers, Inc., as borrower, Stage Stores, Inc., as guarantor, and the banks named therein is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 10, 2014. Some schedules to this Exhibit have been omitted. The registrant agrees to furnish supplementally a copy of any of the omitted schedules to this Exhibit to the Securities and Exchange Commission upon its request.

10.2†	Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan effective June 3, 2004 is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on September 6, 2012.

10.3†
Stage Stores, Inc. Second Amended and Restated 2008 Equity Incentive Plan effective June 9, 2011 is incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on September 6, 2012.

10.4†
Stage Stores, Inc. Amended and Restated 2003 Non-Employee Director Equity Compensation Plan effective June 10, 2014 is incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on September 11, 2014.

10.5†
Form of Stock Appreciation Rights Agreement (Employee) under the Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan is incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on September 6, 2012.

10.6†
Form of Stock Appreciation Rights Agreement (Employee) under the Stage Stores, Inc. Second Amended and Restated 2008 Equity Incentive Plan is incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on September 6, 2012.

10.7†
Form of Performance Based Share Agreement under the Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan is incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on September 6, 2012.

10.8†
Form of Performance Based Share Agreement under the Stage Stores, Inc. Second Amended and Restated 2008 Equity Incentive Plan is incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on September 6, 2012.

10.9†
Form of Restricted Stock Award Agreement (Employee) under the Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan (prior to 2012; cliff vesting; all employees) is incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on September 6, 2012.

10.10†
Form of Restricted Stock Award Agreement (Employee) under the Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan (4 year pro rata vesting; SVPs and above) is incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q filed on September 6, 2012.

10.11†
Form of Restricted Stock Award Agreement (Employee) under the Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan (4 year pro rata vesting; below SVP level) is incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q filed on September 6, 2012.

10.12†
Form of Restricted Stock Award Agreement (Employee) under the Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan (4 year pro rata vesting; EVPs and above; with non-compete) is incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q filed on September 6, 2012.

10.13†
Form of Restricted Stock Award Agreement (Employee) under the Stage Stores, Inc. Second Amended and Restated 2008 Equity Incentive Plan (cliff vesting; all employees) is incorporated by reference to Exhibit 10.12 to our Quarterly Report on Form 10-Q filed on September 6, 2012.

10.14†
Form of Restricted Stock Award Agreement (Employee) under the Stage Stores, Inc. Second Amended and Restated 2008 Equity Incentive Plan (4 year pro rata vesting; SVPs and above) is incorporated by reference to Exhibit 10.13 to our Quarterly Report on Form 10-Q filed on September 6, 2012.

10.15†
Form of Restricted Stock Award Agreement (Employee) under the Stage Stores, Inc. Second Amended and Restated 2008 Equity Incentive Plan (4 year pro rata vesting; below SVP level) is incorporated by reference to Exhibit 10.14 to our Quarterly Report on Form 10-Q filed on September 6, 2012.

10.16†
Form of Restricted Stock Award Agreement (Employee) under the Stage Stores, Inc. Second Amended and Restated 2008 Equity Incentive Plan (4 year pro rata vesting; EVPs and above; with non-compete) is incorporated by reference to Exhibit 10.15 to our Quarterly Report on Form 10-Q filed on September 6, 2012.

10.17†
Form of Nonstatutory Stock Option Agreement (Employee) under the Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan is incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q filed on September 6, 2012.

10.18†
Form of Nonstatutory Stock Option Agreement (Employee) under the Stage Stores, Inc. Second Amended and Restated 2008 Equity Incentive Plan is incorporated by reference to Exhibit 10.17 to our Quarterly Report on Form 10-Q filed on September 6, 2012.

10.19†
Form of Nonstatutory Stock Option Agreement (Director) under the Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan is incorporated by reference to Exhibit 10.18 to our Quarterly Report on Form 10-Q filed on September 6, 2012.

10.20†
Form of Initial Grant Restricted Stock Award Agreement (Director) under the Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan is incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on September 11, 2014.

10.21†
Form of Initial Grant Restricted Stock Award Agreement (Director) under the Stage Stores, Inc. Second Amended and Restated 2008 Equity Incentive Plan is incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on September 11, 2014.

10.22†
Form of Reelection Grant Restricted Stock Award Agreement (Director) under the Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan is incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on September 11, 2014.

10.23†
Form of Reelection Grant Restricted Stock Award Agreement (Director) under the Stage Stores, Inc. Second Amended and Restated 2008 Equity Incentive Plan is incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on September 11, 2014.

10.24†
Form of Shareholder Agreement for restricted stock (Director) under the Stage Stores, Inc. Amended and Restated 2003 Non-Employee Director Equity Compensation Plan is incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on September 11, 2014.

10.25†	Stage Stores Executive Performance Incentive Bonus Plan is incorporated by reference to Exhibit 10 to our Current Report on Form 8K filed on June 16, 2015.

10.26†
Stage Stores, Inc. Nonqualified Deferred Compensation Plan, as Amended and Restated effective June 5, 2008 is incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8 filed on June 10, 2008.

10.27#
Amended and Restated Private Label Credit Card Plan Agreement Between World Financial Network Bank (now Comenity Bank) and Stage Stores, Inc. and Specialty Retailers, Inc. dated as of August 8, 2012 is incorporated by reference to Exhibit 10.1 to our Amended Quarterly Report on Form 10-Q/A filed on March 7, 2013.

10.28#
Amendment No. One to Amended and Restated Private Label Credit Card Plan Agreement dated as of February 1, 2013, Between World Financial Network Bank (now Comenity Bank) and Stage Stores, Inc. and Specialty Retailers, Inc. is incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed on April 3, 2013.

10.29#
Amendment No. Two to Amended and Restated Private Label Credit Card Plan Agreement dated as of February 13, 2014, Between World Financial Network Bank (now Comenity Bank) and Stage Stores, Inc. and Specialty Retailers, Inc. is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on June 10, 2014.

10.30#
Amendment No. Three to Amended and Restated Private Label Credit Card Plan Agreement dated as of May 4, 2014, Between Comenity Bank and Stage Stores, Inc. and Specialty Retailers, Inc. is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on September 11, 2014.

10.31†	Employment Agreement between Oded Shein and Stage Stores, Inc. dated June 16, 2015 is incorporated by reference to Exhibit 10.14 of our Current Report on Form 8-K filed on June 22, 2015.

10.32†	Employment Agreement between Steven Hunter and Stage Stores, Inc. dated April 1, 2015 is incorporated by reference to Exhibit 10.1 Stage Stores' Current Report on Form 8-K filed on April 7, 2015.

10.33†	Employment Agreement between Michael L. Glazer and Stage Stores, Inc. dated June 12, 2012 is incorporated by reference to Exhibit 10.25 to our Quarterly Report on Form 10-Q filed on September 6, 2012.

10.34†	Employment Agreement between Steven Lawrence and Stage Stores, Inc. dated July 23, 2012 is incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on June 13, 2013.

10.35†	Employment Agreement between Russ Lundy and Stage Stores, Inc. dated August 6, 2010 is incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on June 13, 2013.

10.36†	Employment Agreement between Stephen Parsons and Stage Stores, Inc. dated April 28, 2014 is incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on June 10, 2014.

10.37†	Employment Agreement between Bill Gentner and Stage Stores, Inc. dated June 17, 2014 is incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on September 11, 2014.

14	Code of Ethics for Senior Officers dated January 25, 2011 is incorporated by reference to Exhibit 14 to our Annual Report to Form 10-K filed on March 30, 2011.

21*	Subsidiaries of Stage Stores, Inc.

23*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney: Directors (Form 10-K).

24.2*	Power of Attorney: Section 16 Filers.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
_________________________________________

*	Filed electronically herewith.

†	Management contract or compensatory plan or arrangement.

#	Certain confidential portions have been omitted pursuant to a confidential treatment request that has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAGE STORES, INC.

/s/ Michael L. Glazer	March 30, 2016
Michael L. Glazer
President and Chief Executive Officer
(Principal Executive Officer)

STAGE STORES, INC.

/s/ Oded Shein	March 30, 2016
Oded Shein
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

STAGE STORES, INC.

/s/ Richard E. Stasyszen	March 30, 2016
Richard E. Stasyszen
Senior Vice President, Finance and Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

*	Director	March 30, 2016	*		Director	March 30, 2016
Alan J. Barocas			Lisa R. Kranc

*	Director	March 30, 2016	*		Director	March 30, 2016
Elaine D. Crowley			William J. Montgoris

*	Director	March 30, 2016	*		Director	March 30, 2016
Diane M. Ellis			C. Clayton Reasor

/s/ Michael L. Glazer	Director	March 30, 2016	*		Director	March 30, 2016
Michael L. Glazer			Ralph P. Scozzafava

*	Director	March 30, 2016
Earl J. Hesterberg

(Constituting a majority of the Board of Directors)

				*By:	/s/ Oded Shein
Oded Shein
Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Stage Stores, Inc.
Houston, Texas
We have audited the accompanying consolidated balance sheets of Stage Stores, Inc. and subsidiary (the "Company") as of January 30, 2016 and January 31, 2015, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended January 30, 2016. We also have audited the Company's internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stage Stores, Inc. and subsidiary as of January 30, 2016 and January 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 30, 2016

Stage Stores, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	January 30, 2016	January 31, 2015
ASSETS
Cash and cash equivalents	$16,487	$17,165
Merchandise inventories, net	435,996	441,452
Prepaid expenses and other current assets	48,279	45,444
Total current assets	500,762	504,061

Property, equipment and leasehold improvements, net	311,717	285,450
Intangible assets	15,235	14,910
Other non-current assets, net	20,385	20,256
Total assets	$848,099	$824,677
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$84,019	$121,778
Income taxes payable	1,850	13,455
Current portion of debt obligations	2,847	1,715
Accrued expenses and other current liabilities	67,166	67,834
Total current liabilities	155,882	204,782

Long-term debt obligations	162,876	45,673
Deferred taxes	20,277	20,474
Other long-term liabilities	79,311	77,818
Total liabilities	418,346	348,747

Commitments and contingencies (Note 8)

Common stock, par value $0.01, 100,000 shares authorized, 32,030 and 31,632 shares issued, respectively	320	316
Additional paid-in capital	406,034	395,395
Less treasury stock - at cost, 5,175 and 0 shares, respectively	(43,068)	(600)
Accumulated other comprehensive loss	(6,353)	(6,874)
Retained earnings	72,820	87,693
Total stockholders' equity	429,753	475,930
Total liabilities and stockholders' equity	$848,099	$824,677

The accompanying notes are an integral part of these consolidated financial statements.

Stage Stores, Inc.
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except earnings per share)

	Fiscal Year
	2015	2014	2013
Net sales	$1,604,433	$1,638,569	$1,609,481
Cost of sales and related buying, occupancy and distribution expenses	1,208,002	1,188,763	1,172,995
Gross profit	396,431	449,806	436,486

Selling, general and administrative expenses	387,859	386,104	393,126
Interest expense	2,977	3,002	2,744
Income from continuing operations before income tax	5,595	60,700	40,616
Income tax expense	1,815	22,847	15,400
Income from continuing operations	3,780	37,853	25,216
Loss from discontinued operations, net of tax benefit of $0, $4,228 and $5,237, respectively	—	(7,003)	(8,574)
Net income	$3,780	$30,850	$16,642

Other comprehensive income (loss):
Employee benefit related adjustment, net of tax of ($258), ($1,505) and $683, respectively	$(431)	$(2,507)	$1,138
Amortization of employee benefit related costs, net of tax of $290, $150, and $229, respectively	484	249	381
Loss on pension settlement, net of tax of $280, $0 and $0, respectively	468	—	—
Total other comprehensive income (loss)	521	(2,258)	1,519
Comprehensive income	$4,301	$28,592	$18,161

Basic earnings per share data:
Continuing operations	$0.12	$1.18	$0.78
Discontinued operations	—	(0.22)	(0.27)
Basic earnings per share	$0.12	$0.96	$0.51
Basic weighted average shares outstanding	31,145	31,675	32,034

Diluted earnings per share data:
Continuing operations	$0.12	$1.18	$0.77
Discontinued operations	—	(0.22)	(0.26)
Diluted earnings per share	$0.12	$0.96	$0.51
Diluted weighted average shares outstanding	31,188	31,763	32,311

The accompanying notes are an integral part of these consolidated financial statements.

Stage Stores, Inc.
Consolidated Statements of Cash Flows
(in thousands)
	Fiscal Year
	2015	2014	2013
Cash flows from operating activities:
Net income	$3,780	$30,850	$16,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment of long-lived assets	77,599	63,447	69,925
Loss on retirements of property, equipment and leasehold improvements	719	110	860
Deferred income taxes	(2,330)	3,348	(808)
Tax benefit from stock-based compensation	409	64	1,761
Stock-based compensation expense	12,394	9,664	8,417
Amortization of debt issuance costs	218	275	279
Excess tax benefits from stock-based compensation	(945)	(852)	(2,076)
Deferred compensation obligation	881	(367)	266
Amortization of employee benefit related costs and loss on pension settlement	1,522	399	610
Construction allowances from landlords	3,444	5,538	4,162
Other changes in operating assets and liabilities:
Decrease (increase) in merchandise inventories	5,456	(7,045)	(20,479)
Decrease (increase) in other assets	1,551	(1,737)	(6,375)
Decrease in accounts payable and other liabilities	(64,398)	(1,480)	(26,657)
Net cash provided by operating activities	40,300	102,214	46,527

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(90,695)	(70,580)	(61,263)
Proceeds from insurance and disposal of assets	43	2,946	27
Addition to intangible assets	(325)	—	—
Net cash used in investing activities	(90,977)	(67,634)	(61,236)

Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	575,570	457,742	494,885
Payments of revolving credit facility borrowings	(460,640)	(471,227)	(445,490)
Payments of long-term debt obligations	(1,714)	(2,352)	(744)
Payments of debt issuance costs	—	(663)	(128)
Repurchases of common stock	(41,587)	(2,755)	(31,367)
Payments for stock related compensation	(4,465)	(1,844)	(2,381)
Proceeds from issuance of equity awards	543	5,040	10,149
Excess tax benefits from stock-based compensation	945	852	2,076
Cash dividends paid	(18,653)	(16,970)	(15,466)
Net cash provided by (used in) financing activities	49,999	(32,177)	11,534

Net (decrease) increase in cash and cash equivalents	(678)	2,403	(3,175)

Cash and cash equivalents:
Beginning of period	17,165	14,762	17,937
End of period	$16,487	$17,165	$14,762

Supplemental disclosures including non-cash investing and financing activities:
Interest paid	$2,705	$2,733	$2,392
Income taxes paid	15,237	7,084	18,789
Unpaid liabilities for capital expenditures	11,951	3,168	4,918

The accompanying notes are an integral part of these consolidated financial statements.

Stage Stores, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings
	Shares	Amount		Shares	Amount			Total
Balance, February 2, 2013	32,014	$320	$376,615	—	$(701)	$(6,135)	$94,771	$464,870

Net income	—	—	—	—	—	—	16,642	16,642
Other comprehensive income	—	—	—	—	—	1,519	—	1,519
Dividends on common stock, $0.475 per share	—	—	—	—	—	—	(15,466)	(15,466)
Deferred compensation	—	—	266	—	(266)	—	—	—
Repurchases of common stock	—	—	—	(1,626)	(31,367)	—	—	(31,367)
Retirement of treasury stock	(1,626)	(16)	(10,824)	1,626	31,367	—	(20,527)	—
Issuance of equity awards, net	834	8	10,141	—	—	—	—	10,149
Tax withholdings paid for net settlement of stock awards	—	—	(2,115)	—	—	—	—	(2,115)
Stock-based compensation expense	—	—	8,417	—	—	—	—	8,417
Tax benefit from stock-based compensation	—	—	1,761	—	—	—	—	1,761
Recognition of pre-reorganization deferred tax assets	—	—	34	—	—	—	—	34
Balance, February 1, 2014	31,222	$312	$384,295	—	$(967)	$(4,616)	$75,420	$454,444

Net income	—	—	—	—	—	—	30,850	30,850
Other comprehensive loss	—	—	—	—	—	(2,258)	—	(2,258)
Dividends on common stock, $0.53 per share	—	—	—	—	—	—	(16,970)	(16,970)
Deferred compensation	—	—	(367)	—	367	—	—	—
Repurchases of common stock	—	—	—	(172)	(2,755)	—	—	(2,755)
Retirement of treasury stock	(172)	(2)	(1,146)	172	2,755		(1,607)	—
Issuance of equity awards, net	582	6	5,034	—	—	—	—	5,040
Tax withholdings paid for net settlement of stock awards	—	—	(2,211)	—	—	—	—	(2,211)
Stock-based compensation expense	—	—	9,664	—	—	—	—	9,664
Tax benefit from stock-based compensation	—	—	64	—	—	—	—	64
Recognition of pre-reorganization deferred tax assets	—	—	62	—	—	—	—	62
Balance, January 31, 2015	31,632	$316	$395,395	—	$(600)	$(6,874)	$87,693	$475,930

Net income	—	—	—	—	—	—	3,780	3,780
Other comprehensive income	—	—	—	—	—	521	—	521
Dividends on common stock, $0.58 per share	—	—	—	—	—	—	(18,653)	(18,653)
Deferred compensation	—	—	881	—	(881)	—	—	—
Repurchases of common stock	—	—	—	(5,175)	(41,587)	—	—	(41,587)
Issuance of equity awards, net	398	4	539	—	—	—	—	543
Tax withholdings paid for net settlement of stock awards	—	—	(3,584)	—	—	—	—	(3,584)
Stock-based compensation expense	—	—	12,394	—	—	—	—	12,394
Tax benefit from stock-based compensation	—	—	409	—	—	—	—	409
Balance, January 30, 2016	32,030	$320	$406,034	(5,175)	$(43,068)	$(6,353)	$72,820	$429,753
  The accompanying notes are an integral part of these consolidated financial statements.

Stage Stores, Inc.
Notes to Consolidated Financial Statements
NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business.  We are a retailer operating specialty department stores primarily in small and mid-sized towns and communities. Our merchandise assortment is a well-edited selection of moderately priced brand name and private label apparel, accessories, cosmetics, footwear and home goods. As of January 30, 2016, we operated 834 specialty department stores located in 39 states under the BEALLS, GOODY’S, PALAIS ROYAL, PEEBLES and STAGE nameplates and a direct-to-consumer business.

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

Fiscal Year	Ended	Weeks
2015	January 30, 2016	52
2014	January 31, 2015	52
2013	February 1, 2014	52

Use of Estimates.  The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  On an ongoing basis, we evaluate our estimates, including those related to inventory, deferred tax assets, intangible assets, long-lived assets, sales returns, gift card breakage, pension obligations, self-insurance and contingent liabilities.  Actual results may differ materially from these estimates.  We base our estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances.

Cash and Cash Equivalents. We consider highly liquid investments with initial maturities of less than three months to be cash equivalents. Cash and cash equivalents also includes amounts due from credit card sales transactions.

Concentration of Credit Risk. Financial instruments which potentially subject us to concentrations of credit risk are primarily cash.  Our cash management and investment policies restrict investments to low-risk, highly-liquid securities and we perform periodic evaluations of the relative credit standing of the financial institutions with which we deal.

Merchandise Inventories.  We value merchandise inventories using the lower of cost or net realizable value with cost determined using the weighted average cost method.  We capitalize distribution center costs associated with preparing inventory for sale, such as distribution payroll, benefits, occupancy, depreciation and other direct operating expenses as part of merchandise inventories.  We also include in inventory the cost of freight to our distribution centers and to stores as well as duties and fees related to import purchases.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Vendor Allowances. We receive consideration from our merchandise vendors in the form of allowances and reimbursements.  Given the promotional nature of our business, the allowances are generally intended to offset our costs of handling, promoting, advertising and selling the vendors' products in our stores.  These allowances are recognized in accordance with ASC Subtopic 605-50, Customer Payments and Incentives. Vendor allowances related to the purchase of inventory are recorded as a reduction to the cost of inventory until sold.  Vendor allowances are recognized as a reduction of cost of goods sold or the related selling expense when the purpose for which the vendor funds were intended to be used has been fulfilled and amounts have been authorized by vendors.

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

Buildings & improvements	20
Information systems	3	-	10
Store and office fixtures and equipment	5	-	10
Warehouse equipment	5	-	15
Leasehold improvements - stores	5	-	15
Leasehold improvements - corporate office	10	-	20

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

Intangible Assets and Impairment of Intangible Assets.  Indefinite life intangible assets are tested for impairment annually or more frequently when indicators of impairment exist. As a part of the acquisition of Peebles, Inc. in 2003, we acquired the rights to the PEEBLES trade name and trademark (collectively the "Trademark"), which was identified as an indefinite life intangible.  The value of the Trademark was determined to be $14.9 million at the time of the Peebles, Inc. acquisition.  We completed our annual impairment testing during the fourth quarter of 2015 and determined there was no impairment.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Debt Issuance Costs.  Debt issuance costs are accounted for as a deferred charge and amortized on a straight-line basis over the term of the related financing agreement.  The balance of debt issuance costs, net of accumulated amortization of $0.3 million and $0.1 million, is $0.8 million and $1.0 million at January 30, 2016 and January 31, 2015, respectively.

Revenue Recognition.  Our retail stores record revenue at the point of sale.  Sales of merchandise shipped to our customers are recorded based on estimated receipt of merchandise by the customer. Shipping and handling fees charged to customers are included in net sales with the corresponding costs recorded as costs of goods sold. Total revenues do not include sales tax because we are a pass-through conduit for collecting and remitting sales taxes. Revenues are recognized net of expected returns, which we estimate using historical return patterns as a percentage of sales.

We record deferred revenue on our balance sheet for the sale of gift cards and recognize this revenue upon the redemption of gift cards in net sales.  We similarly record deferred revenue on our balance sheet for merchandise credits issued related to customer returns and recognize this revenue upon the redemption of the merchandise credits.

Gift Card and Merchandise Credit Liability.  Unredeemed gift cards and merchandise credits are recorded as a liability. Our gift cards and merchandise credits do not expire. Based on historical redemption rates, a small and relatively stable percentage of gift cards and merchandise credits will never be redeemed, which is referred to as "breakage." Estimated breakage income is recognized over time in proportion to actual gift card and merchandise credit redemptions. We recognized approximately $1.6 million, $1.1 million and $1.0 million of breakage income in 2015, 2014 and 2013, respectively, which is recorded as an offset to SG&A expenses.

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

Self-Insurance Reserves.  We maintain self-insured retentions with respect to general liability, workers compensation and health benefits for our employees.  We estimate the accruals for the liabilities based on industry development factors and historical claim trend experience.  Although management believes adequate reserves have been provided for expected liabilities arising from our self-insured obligations, projections of future losses are inherently uncertain, and it is reasonably possible that estimates of these liabilities will change over the near term as circumstances develop.

Store Opening Expenses.  Costs related to the opening of new stores and the relocation or rebranding of current stores to a new nameplate are expensed as incurred and reflected in SG&A expense.  Store opening expenses, including rent incurred during the rent holiday period on new and relocated stores, were $0.5 million, $2.5 million and $2.9 million in 2015, 2014 and 2013, respectively.

Advertising Expenses.  Advertising costs are charged to operations when the related advertising first takes place.  Advertising costs were $91.0 million, $92.1 million and $94.2 million, in 2015, 2014 and 2013, respectively, which are net of advertising allowances received from vendors of $4.9 million, $5.0 million and $5.2 million, respectively.

Rent Expense.  We record rent expense on a straight-line basis over the lease term, including the build out period, and where appropriate, applicable available lease renewal option periods.  The difference between the payment and expense in any period is recorded as deferred rent in other long-term liabilities in the consolidated financial statements.  We record construction allowances from landlords when contractually earned as a deferred rent credit in other long-term liabilities.  Such deferred rent credit is amortized over the related lease term, commencing on the date we contractually earned the construction allowance, as a reduction of rent expense.  The deferred rent credit was $47.5 million and $45.1 million as of January 30, 2016 and January 31, 2015, respectively.

Certain leases provide for contingent rents that are not measurable at inception.  These contingent rents are primarily based on a percentage of sales that are in excess of a predetermined level.  These amounts are excluded from minimum rent and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

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

We granted non-vested stock awards that contain non-forfeitable dividend rights. Under Accounting Standards Codification ("ASC") 260-10, Earnings Per Share, non-vested stock awards that contain non-forfeitable dividend or dividend equivalent rights are considered participating securities and are included in the calculation of basic and diluted earnings per share pursuant to the two-class method.  The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. See Note 2 for additional disclosures regarding earnings per share.

 Recent Accounting Standards. In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which supersedes most existing revenue recognition guidance in GAAP. The core principle of the guidance is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects what a company expects to be entitled to in exchange for those goods or services. ASU 2014-09 allows for either a retrospective or cumulative effect transition method of adoption and was to be effective for periods beginning after December 15, 2016. In July 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 by one year, however, early adoption as of the original effective date is permitted. We are currently evaluating the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provides explicit guidance to help companies evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The new guidance clarifies that if a cloud computing arrangement includes a software license, the customer should account for the license consistent with its accounting for other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. This new standard is effective for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. We early adopted ASU 2015-05 for the year ended January 30, 2016. The adoption did not have a material impact on our consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which allows companies to continue to defer and present debt issuance costs as an asset that is amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The new standard is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. We early adopted ASU 2015-05 for the year ended January 30, 2016. The adoption did not impact our consolidated financial statements and we will continue presenting debt issuance costs for our asset-based revolving credit facility as an asset.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. The new principle is part of the FASB’s simplification initiative and applies to entities that measure inventory using a method other than last-in, first-out ("LIFO") or the retail inventory method. The new standard is effective for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted, and is to be applied prospectively. We early adopted ASU 2015-11 for the year ended January 30, 2016. The adoption did not have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities to be classified on the balance sheets as non-current. The new standard is effective for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. We early adopted ASU 2015-17 for the year ended January 30, 2016 and applied it prospectively. The adoption did not have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments to be measured at fair value with changes in the fair value recognized through net income and requires enhanced disclosures about equity investments. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted. We do not expect the adoption of ASU 2016-01 to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize lease assets and lease liabilities on the balance sheet and classify all cash payments within operating activities in the statement of cash flows for leases classified as operating leases under previous guidance. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products, which requires prepaid stored-value product liabilities to be treated as financial liabilities and breakage of those liabilities be accounted for consistent with the breakage guidance in Topic 606. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted, and is to be applied retrospectively. We are currently evaluating the impact that the adoption of ASU 2016-04 will have on our consolidated financial statements.

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

The following tables show the computation of basic and diluted EPS for each period (in thousands, except per share amounts):

	Fiscal Year
	2015	2014	2013
Basic EPS from continuing operations:
Income from continuing operations	$3,780	$37,853	$25,216
Less: Allocation of earnings to participating securities	(48)	(503)	(352)
Net income from continuing operations allocated to common shares	3,732	37,350	24,864

Basic weighted average shares outstanding	31,145	31,675	32,034
Basic EPS from continuing operations	$0.12	$1.18	$0.78

	Fiscal Year
	2015	2014	2013
Diluted EPS from continuing operations:
Income from continuing operations	$3,780	$37,853	$25,216
Less: Allocation of earnings to participating securities	(48)	(502)	(351)
Net income from continuing operations allocated to common shares	3,732	37,351	24,865

Basic weighted average shares outstanding	31,145	31,675	32,034
Add: Dilutive effect of stock awards	43	88	277
Diluted weighted average shares outstanding	31,188	31,763	32,311
Diluted EPS per continuing operations	$0.12	$1.18	$0.77

The number of shares attributable to stock options, SARs and non-vested stock grants that would have been considered dilutive securities, but were excluded from the calculation of diluted EPS because the effect was anti-dilutive were as follows (in thousands):

	Fiscal Year
	2015	2014	2013
Number of anti-dilutive stock options and SARs due to exercise price greater than average market price of our common stock	251	234	414

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

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	January 30, 2016
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (a)(b)	$17,286	$17,286	$—	$—

	January 31, 2015
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (a)(b)	$16,654	$16,654	$—	$—

(a) The liability for the amount due to participants corresponding in value to the securities held in the grantor trust is recorded in other long-term liabilities.
(b) Using the market approach, the fair values of these items represent quoted market prices multiplied by the quantities held. Net gains and losses related to the changes in fair value in the assets and liabilities under the various deferred compensation plans are recorded in SG&A expenses and were nil during 2015 and 2014.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Non-financial assets measured at fair value on a nonrecurring basis were as follows (in thousands):

	January 30, 2016
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Store property, equipment and leasehold improvements (a)	$3,895	$—	$—	$3,895

	January 31, 2015
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Store property, equipment and leasehold improvements (a)	$3,343	$—	$—	$3,343

(a) In accordance with ASC No. 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, using an undiscounted cash flow model, we identified certain stores whose cash flow trends indicated that the carrying value of store property, equipment and leasehold improvements may not be fully recoverable and recognized impairment charges to reflect the assets at fair value. We use a discounted cash flow model, with a 10% discount rate, to determine the fair value of our impaired assets. Key assumptions in determining future cash flows include, among other things, expected future operating performance, including expected closure date or lease term, and changes in economic conditions. See Note 4 for additional disclosures on impairment charges.

The fair values of cash and cash equivalents, payables and short-term debt obligations approximate their carrying values due to the short-term nature of these instruments. In addition, we believe that the Revolving Credit Facility approximates fair value since interest rates are adjusted to reflect current rates.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 4 - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

The components of property, equipment and leasehold improvements were as follows (in thousands):

	January 30, 2016	January 31, 2015
Land	$1,842	$1,842
Buildings and improvements	15,633	15,633
Fixtures and equipment	517,485	489,243
Leasehold improvements	398,406	360,594
Property, equipment and leasehold improvements	933,366	867,312
Less: Accumulated depreciation	621,649	581,862
Property, equipment and leasehold improvements, net	$311,717	$285,450

Depreciation expense and impairment charges were as follows for each period presented (in thousands):

	Fiscal Year
	2015	2014	2013
Depreciation expense	$66,998	$62,791	$61,885
Impairment charges(a)	10,580	636	8,017
Total depreciation and impairment (b)	$77,578	$63,427	$69,902

(a) We review the performance of our stores on an ongoing basis and recognize impairment charges for the difference between the carrying value and fair value of the store when store cash flow trends indicate that the carrying value of property, equipment and leasehold improvements may not be fully recoverable. Store impairment charges are recorded in cost of sales and related buying, occupancy and distribution expenses. Impairment charges recognized in 2015 are related to our strategic store closure plan. Impairment charges recognized in 2013 include $7.3 million associated with Steele's, which was disposed of on March 7, 2014. See Note 15 for additional disclosures on the Steele's divestiture.

(b) Depreciation expense and impairment charges included in cost of sales for 2015, 2014 and 2013 were $67.9 million, $50.9 million and $49.2 million, respectively.

As part of a strategic evaluation of our store portfolio in 2015, we announced a multi-year plan to close stores that we believe do not have the potential to meet our sales productivity and profitability standards. We expect to close approximately 100 underperforming stores representing nearly 5% of total sales, including the 23 stores that were closed in 2015 and approximately 25 to 30 stores expected to close in 2016, with the majority expected to be closed by the end of 2017.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 5 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The components of accrued expenses and other current liabilities were as follows (in thousands):

	January 30, 2016	January 31, 2015
Accrued compensation and benefits	$12,345	$19,299
Gift card and merchandise credit liability	10,477	10,690
Self-insurance liability	10,029	10,395
Accrued occupancy	6,185	5,625
Accrued advertising	3,092	3,599
Current deferred income tax	—	1,822
Accrued capital expenditures	11,084	1,313
Other	13,954	15,091
Accrued expenses and other current liabilities	$67,166	$67,834

NOTE 6 - DEBT OBLIGATIONS

Debt obligations consisted of the following (in thousands):

	January 30, 2016	January 31, 2015
Revolving Credit Facility	$156,840	$41,910
Finance obligations	3,764	4,725
Other financing	5,119	753
Total debt obligations	165,723	47,388
Less: Current portion of debt obligations	2,847	1,715
Long-term debt obligations	$162,876	$45,673

On October 6, 2014, we entered into a Second Amended and Restated Credit Agreement for a $300.0 million senior secured revolving credit facility ("Revolving Credit Facility") with a seasonal increase to $350.0 million and a $50.0 million letter of credit subfacility. The Revolving Credit Facility matures on October 6, 2019.

We use the Revolving Credit Facility to provide financing for working capital and general corporate purposes, as well as to finance capital expenditures and to support our letter of credit requirements. Borrowings are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. Inventory, cash and cash equivalents are pledged as collateral. The daily interest rates are determined by a prime rate or LIBOR, plus an applicable margin, as set forth in the Revolving Credit Facility agreement. During 2015, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 1.53% and $102.5 million, respectively, as compared to 1.71% and $81.4 million in 2014.

Letters of credit issued under the Revolving Credit Facility support certain merchandise purchases and collateralize retained risks and deductibles under various insurance programs. At January 30, 2016, we had outstanding letters of credit totaling approximately $5.2 million. These letters of credit expire within twelve months of issuance. Excess borrowing availability under the Revolving Credit Facility at January 30, 2016 was $137.8 million.

The Revolving Credit Facility agreement contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends to $30.0 million in a fiscal year, and (iii) the repurchase of common stock under certain circumstances. The agreement also contains a fixed charge coverage ratio covenant in the event excess availability is below a defined threshold or an event of default has occurred. At January 30, 2016, we were in compliance with all of the financial covenants of the Revolving Credit Facility agreement and expect to continue to be in compliance in 2016.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

While infrequent in occurrence, occasionally we are responsible for the construction of leased stores and for paying project costs. ASC No. 840-40-55, The Effect of Lessee Involvement in Asset Construction, requires us to be considered the owner (for accounting purposes) of this type of project during the construction period. Such leases are accounted for as finance obligations with the amounts received from the landlord being recorded in debt obligations. Interest expense is recognized at a rate that will amortize the finance obligation over the initial term of the lease. Where ASC No. 840-40-55 was applicable, we have recorded finance obligations with interest rates ranging from 6.1% to 16.9% on our consolidated financial statements related to five store leases as of January 30, 2016. Minimum annual payments required under existing finance obligations as of January 30, 2016 are as follows (in thousands):

Fiscal Year	Minimum Payments	Less: Interest	Principal Payments
2016	$1,366	$310	$1,056
2017	1,366	207	1,159
2018	1,096	101	995
2019	580	26	554
Total	$4,408	$644	$3,764

During 2015, we financed approximately $5.1 million of capital expenditures, bearing interest of 1.4% of which $1.8 million will paid in 2016 and $3.3 million will be paid in 2017.

NOTE 7 – OTHER LONG-TERM LIABILITIES

The components of other long-term liabilities were as follows (in thousands):

	January 30, 2016	January 31, 2015
Deferred rent	$47,506	$45,053
Deferred compensation	17,392	16,762
Pension liability	8,913	8,503
Deferred revenue under ADS agreement (see Note 10)	4,500	5,500
Other	1,000	2,000
Other long-term liabilities	$79,311	$77,818

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

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 9 - STOCKHOLDERS' EQUITY

Our deferred compensation plan covering executives and certain officers provides an investment option that allows participants to elect to purchase shares of our common stock ("Company Stock Investment Option"). We established a grantor trust to facilitate the collection of funds and purchase our shares on the open market at prevailing market prices. All shares purchased through the grantor trust are held in the trust until the participants are eligible to receive the benefits under the terms of the plan. At the time of the participant's eligibility, the deferred compensation obligation related to the Company Stock Investment Option is settled by the delivery of the fixed number of shares held by the grantor trust on the participant's behalf. In 2015, 2014 and 2013, participants in our deferred compensation plan elected to invest approximately $0.9 million, $0.4 million and $0.3 million, respectively, of the total amount of deferred compensation withheld, in the Company Stock Investment Option. The purchase of shares made by the grantor trust on behalf of the participants is included in treasury stock and the corresponding deferred compensation obligation is included in additional paid-in capital.

On June 16, 2015, we announced that our Board approved a 7% increase in our quarterly cash dividend rate to $0.15 per common share from the previous quarterly rate of $0.14 per common share. The quarterly rate of $0.15 per common share was first paid on September 16, 2015 to shareholders of record on September 1, 2015. On February 18, 2016, our Board declared a quarterly cash dividend of $0.15 per share on our common stock, payable on March 16, 2016, to shareholders of record at the close of business on March 1, 2016.

On March 7, 2011, our Board approved a stock repurchase program ("2011 Stock Repurchase Program") which authorized us to repurchase up to $200.0 million of our outstanding common stock. After investing $100.1 million to acquire our common stock under the 2011 Stock Repurchase Program, on June 11, 2012, we announced that our Board suspended the program. On November 19, 2015, we announced that our Board approved the resumption of the 2011 Stock Repurchase Program. After investing an additional $41.6 million to acquire our common stock under the 2011 Stock Repurchase Program during the fourth quarter 2015, we had $58.4 million available under the program as of January 30, 2016. The 2011 Stock Repurchase Program will expire when we have repurchased $200.0 million of our outstanding common stock, unless terminated earlier by our Board. Also in March 2011, our Board authorized us to repurchase shares of our outstanding common stock equal to the amount of the proceeds and related tax benefits from the exercise of stock options, SARs and other equity grants. During 2015 and 2014, we repurchased 5,175,072 and 172,214 shares of our common stock for approximately $41.6 million and $2.8 million, respectively. Purchases of shares of our common stock may be made from time to time, either on the open market or through privately negotiated transactions and are financed by our existing cash, cash flow and other liquidity sources, as appropriate.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 10 - PRIVATE LABEL CREDIT CARD PROGRAM

On August 8, 2012, we entered into an Amended and Restated Private Label Credit Card Plan Agreement ("Agreement") with World Financial Network Bank (now Comenity Bank) ("Bank"), an affiliate of Alliance Data Systems Corporation ("ADS").

Under the terms of the Agreement, which expires July 31, 2021, the Bank provides credit card services for our private label credit card program, including account activation, receivables funding, card authorization, private label credit card issuance, statement generation, remittance processing, customer service functions and marketing services. We are required to perform certain duties, including electronic processing and transmitting of transaction records and marketing and promoting the private label credit card program. As consideration, among other payments set forth in the Agreement, the Bank pays us a monthly net portfolio yield payment and an annual portfolio performance bonus, if earned.

We received certain upfront payments upon execution of the Agreement that are being recognized over the life of the Agreement. We realized $54.1 million, $54.1 million and $46.3 million related to our private label credit card program during 2015, 2014 and 2013, respectively, which have been recorded as a reduction to SG&A expenses.

NOTE 11 - OPERATING LEASES

We lease stores, our corporate headquarters, one distribution center and equipment under operating leases. The majority of store leases, which are typically for an initial 10-year term and often with two renewal options of five years each, provide for our payment of base rent plus expenses, such as common area maintenance, utilities, taxes and insurance.  Certain store leases provide for contingent rents that are not measurable at inception.  These contingent rents are primarily based on a percentage of sales that are in excess of a predetermined level. A number of store leases provide for escalating minimum rent. As part of the consolidation of our corporate headquarters, we entered into an agreement to sublease our former corporate office building beginning in February 2016 through our remaining lease term.

Minimum rental commitments on long-term, non-cancelable operating leases at January 30, 2016, are as follows (in thousands):

Fiscal Year	Commitments	Sublease Income	Net Minimum Lease Commitments
2016	$94,196	$(1,325)	$92,871
2017	87,610	(1,365)	86,245
2018	77,592	(1,447)	76,145
2019	61,992	(1,447)	60,545
2020	53,518	(1,492)	52,026
Thereafter	165,715	(4,218)	161,497
Total	$540,623	$(11,294)	$529,329

Rental expense for operating leases, net of sublease income, consisted of the following for each period presented (in thousands):

	Fiscal Year
	2015	2014	2013
Minimum rentals	$84,170	$77,141	$76,813
Contingent rentals	3,067	3,642	3,904
Sublease income	(5)	(6)	(6)
	$87,232	$80,777	$80,711

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

Stock-based compensation expense by type of grant for each period presented was as follows (in thousands, except per share amounts):

	Fiscal Year
	2015	2014	2013
Stock options and SARs	$30	$703	$1,521
Non-vested stock	7,171	5,034	4,204
Performance shares	5,193	3,927	2,692
Total stock-based compensation expense	12,394	9,664	8,417
Related tax benefit	(4,660)	(3,634)	(3,165)
Stock-based compensation expense, net of tax	$7,734	$6,030	$5,252

As of January 30, 2016, we had unrecognized compensation cost of $19.1 million related to stock-based compensation awards granted. That cost is expected to be recognized over a weighted average period of 2.3 years.

Stock Options and SARs

We historically granted stock options and SARs to our employees. The right to exercise stock options and SARs generally vests over four years from the date of grant, with 25% vesting at the end of each of the first four years following the date of grant. Stock options and SARs are settled by issuance of common stock. Outstanding options and SARs will expire, if not exercised, within seven years from the date of grant. No stock options or SARs were granted during 2015, 2014 or 2013.

The following table summarizes stock options and SARs activity during 2015:

	Number of Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2015	418,525	$16.49
Exercised	(160,650)	15.32
Forfeited	(33,475)	17.61
Outstanding, vested and exercisable at January 30, 2016	224,400	$17.16	1.7	$—

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

The following table summarizes non-vested stock options and SARs activity during 2015:

Stock Options/ SARs	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2015	69,763	$8.69
Vested	(69,763)	8.69
Outstanding at January 30, 2016	—	—

The aggregate intrinsic value of stock options and SARs, defined as the amount by which the market price of the underlying stock on the date of exercise exceeds the exercise price of the award, exercised during 2015, 2014 and 2013 was $0.9 million, $3.7 million and $6.0 million, respectively.

Non-vested Stock

We grant shares of non-vested stock to our employees and non-employee directors. The non-vested stock converts one for one to common stock at the end of the vesting period at no cost to the recipient to whom it is awarded. The vesting period of the non-vested stock ranges from one to four years from the date of grant.

The following table summarizes non-vested stock activity during 2015:

Non-vested Stock	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2015	678,604	$21.76
Granted	548,759	18.70
Vested	(272,872)	20.77
Forfeited	(59,965)	21.56
Outstanding at January 30, 2016	894,526	20.20

The aggregate intrinsic value of non-vested stock that vested during 2015, 2014 and 2013 was $5.4 million, $5.7 million and $4.8 million, respectively. The weighted-average grant date fair value for non-vested stock granted in 2015, 2014 and 2013 was $18.70, $22.81 and $24.97, respectively. The payment of the employees' tax liability for a portion of the non-vested stock that vested during 2015 was satisfied by withholding shares with a fair value equal to the tax liability. As a result, the actual number of shares issued was 196,949.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

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

The following table summarizes information about the performance shares that were outstanding at January 30, 2016:

Period Granted	Target Shares Outstanding at Beginning of Year	Target Shares Granted	Target Shares Vested	Target Shares Forfeited	Target Shares Outstanding at End of Year	Weighted Average Grant Date Fair Value per Share
2013	118,250	—	(3,300)	(2,200)	112,750	$33.81
2014	166,153	—	(3,438)	(2,292)	160,423	33.84
2015	—	227,685	—	(3,809)	223,876	28.33
Total	284,403	227,685	(6,738)	(8,301)	497,049

 During 2015, 221,182 shares vested related to the 2012 performance share grant. The aggregate intrinsic value of shares that vested during 2015, 2014 and 2013 was $4.9 million, $0.8 million and $2.7 million, respectively. The payment of the recipients' tax liability for shares vesting during 2015 of approximately $1.8 million was satisfied by withholding shares with a fair value equal to the tax liability. As a result, the actual number of shares issued was 144,189.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 13 - BENEFIT PLANS

401(k) Plan. We have a contributory 401(k) savings plan ("401(k) Plan") generally available to full and part-time employees with 60 days of service, who are age 21 or older.  Under the 401(k) Plan, participants may contribute up to 50% of their qualifying earnings on a pre-tax basis, and up to 10% of their qualifying earnings on a post-tax basis, subject to certain restrictions. We currently match 50% of each participant's pre-tax contributions, limited up to 6% of each participant's compensation under the Plan. We may make discretionary matching contributions during the year. Our matching contributions expense for the 401(k) Plan were approximately $1.5 million, $1.4 million and $1.5 million in 2015, 2014 and 2013, respectively.

Deferred Compensation Plans. We have two nonqualified deferred compensation plans ("DC Plans") which provide executives and other key employees with the opportunity to participate in unfunded, deferred compensation programs that are not qualified under the Internal Revenue Code of 1986, as amended, ("Code"). Generally, the Code and ERISA restrict contributions to a 401(k) plan by highly compensated employees. The DC Plans are intended to allow participants to defer income on a pre-tax basis. Under the DC Plans, participants may defer up to 50% of their base salary and up to 100% of their bonus and earn a rate of return based on actual investments chosen by each participant. We have established grantor trusts for the purposes of holding assets to provide benefits to the participants. For the plan covering executives, we will match 100% of each participant's contributions, up to 10% of the sum of their base salary and bonus. For the plan covering other key employees, we may make a bi-weekly discretionary matching contribution. We currently match 50% of each participant's contributions, up to 6% of the participant's compensation offset by the contribution we make to the participant's 401(k) account, if any. For both DC Plans, our contributions are vested 100%.  In addition, we may, with approval by our Board, make an additional employer contribution in any amount with respect to any participant as is determined in our sole discretion. Our matching contribution expense for the DC Plans was approximately $1.1 million, $1.3 million and $0.9 million for 2015, 2014 and 2013, respectively.

Non-Employee Director Equity Compensation Plan.  In 2003, we adopted, and our shareholders approved, the 2003 Non-Employee Director Equity Compensation Plan. The plan was amended and restated effective June 10, 2014. We reserved 225,000 shares of our common stock to fund this plan. Under this plan, non-employee directors have the option to defer all or a portion of their annual compensation fees and to receive such deferred fees in the form of restricted stock or deferred stock units as defined in this plan. At January 31, 2015 and January 30, 2016 there were no participants in or amounts deferred under this plan.

Frozen Defined Benefit Plan. We sponsor a defined benefit plan ("DB Plan"), which covers substantially all employees who had met eligibility requirements and were enrolled prior to June 30, 1998. The DB Plan was frozen effective June 30, 1998.

Benefits for the DB Plan are administered through a trust arrangement, which provides monthly payments or lump sum distributions. Benefits under the DB Plan were based upon a percentage of the participant's earnings during each year of credited service. Any service after the date the DB Plan was frozen will continue to count toward vesting and eligibility for normal and early retirement for existing participants. The measurement dates used to determine pension benefit obligations were January 30, 2016 and January 31, 2015.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Information regarding the DB Plan is as follows (in thousands):

	Fiscal Year
	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$41,295	$36,579
Employer service cost	350	210
Interest cost	1,566	1,692
Actuarial (gain) loss	(3,406)	6,165
Settlement (a)	(2,579)	—
Plan disbursements	(2,003)	(3,351)
Projected benefit obligation at end of year	35,223	41,295

Change in plan assets:
Fair value of plan assets at beginning of year	32,792	31,856
Actual return (loss) on plan assets	(1,900)	4,287
Employer contributions	—	—
Settlement paid (a)	(2,579)	—
Plan disbursements	(2,003)	(3,351)
Fair value of plan assets at end of year	26,310	32,792

Underfunded status	$(8,913)	$(8,503)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability - included in other long-term liabilities	$(8,913)	$(8,503)
Amount recognized in accumulated other comprehensive loss, pre-tax (b)	10,222	11,055

(a) The settlement was a result of lump sum payments exceeding the interest cost for 2015. Settlements of this nature may occur in future years.
(b) Consists solely of net actuarial losses as there are no prior service costs.

	Fiscal Year
	2015	2014
Weighted-average assumptions:
For determining benefit obligations at year-end:
Discount rate	4.79%	3.90%

	Fiscal Year
	2015	2014	2013
For determining net periodic pension cost for year:
Discount rate	3.90%	4.81%	4.43%
Expected return on assets	7.00%	7.00%	7.00%

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

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

The allocations of DB Plan assets by category are as follows:

		Fiscal Year
	2016 Target Allocation	2015	2014
Equity securities	50%	48%	49%
Fixed income securities	50	51	50
Other - primarily cash	—	1	1
Total	100%	100%	100%

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

The following tables present the DB Plan assets measured at fair value on a recurring basis in the consolidated financial statements (in thousands):

	January 30, 2016
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds:
Equity securities	$12,607	$12,607	$—	$—
Fixed income securities	13,341	13,341	—	—
Other - primarily cash	362	362	—	—
Total	$26,310	$26,310	$—	$—

	January 31, 2015
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds:
Equity securities	$15,943	$15,943	$—	$—
Fixed income securities	16,437	16,437	—	—
Other - primarily cash	412	412	—	—
Total	$32,792	$32,792	$—	$—

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

The components of net periodic benefit cost for the DB Plan were as follows (in thousands):

	Fiscal Year
	2015	2014	2013
Net periodic pension cost for the fiscal year:
Employer service cost	$350	$210	$360
Interest cost	1,566	1,692	1,723
Expected return on plan assets	(2,195)	(2,134)	(2,237)
Net loss amortization	774	399	610
Loss on pension settlement	748	—	—
Net pension cost	1,243	167	456

Other changes in DB Plan assets and benefit obligations recognized in other comprehensive loss are as follows (in thousands):

	Fiscal Year
	2015	2014
Amortization of net loss	$(774)	$(399)
Loss on pension settlement	(748)	—
Net loss	689	4,012
Net change recognized in other comprehensive loss, pre-tax	$(833)	$3,613

The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next year is $0.9 million. The amortization of net loss is recorded in SG&A expenses.

Our funding policy is to make contributions to maintain the minimum funding requirements for our pension obligation in accordance with ERISA. We may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover short-term liquidity needs of the DB Plan in order to maintain current invested positions.  We do not have a minimum contribution requirement for 2016.
The following benefit payments are expected to be paid (in thousands):

Fiscal Year	Payments
2016	$2,300
2017	2,895
2018	2,684
2019	2,949
2020	2,815
Fiscal years 2021 - 2025	13,990

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 14 - INCOME TAXES

All of our operations are domestic.  Income tax expense consisted of the following (in thousands):

	Fiscal Year
	2015	2014	2013
Federal income tax expense:
Current	$3,380	$12,948	$9,462
Deferred	(2,156)	3,048	(761)
	1,224	15,996	8,701
State income tax expense:
Current	765	2,323	1,509
Deferred	(174)	300	(47)
	591	2,623	1,462
Total income tax expense	$1,815	$18,619	$10,163

Income tax is included in the consolidated financial statements as follows (in thousands):

	Fiscal Year
	2015	2014	2013
Continuing operations	$1,815	$22,847	$15,400
Discontinued operations	—	(4,228)	(5,237)
Total income tax expense	$1,815	$18,619	$10,163
Reconciliation between the federal income tax expense charged to income before income tax computed at statutory tax rates and the actual income tax expense recorded follows (in thousands):

	Fiscal Year
	2015	2014	2013
Federal income tax expense at the statutory rate	$1,958	$17,314	$9,382
State income taxes, net	332	1,811	974
Uncertain tax position	128	92	531
Other	474	590	399
Job credits	(1,077)	(1,188)	(1,123)
Total income tax expense	$1,815	$18,619	$10,163

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Deferred tax assets (liabilities) consisted of the following (in thousands):

	January 30, 2016	January 31, 2015
Gross deferred tax assets:
Net operating loss carryforwards	$469	$521
Accrued expenses	2,719	2,392
Lease obligations	19,186	18,690
Deferred compensation	11,223	9,967
Deferred income	4,592	4,707
Other	2,879	2,905
	41,068	39,182
Gross deferred tax liabilities:
Inventory	(6,725)	(5,756)
Depreciation and amortization	(54,218)	(55,320)
	(60,943)	(61,076)

Valuation allowance	(402)	(402)
Net deferred tax liabilities	$(20,277)	$(22,296)

ASC No. 740, Income Taxes, requires recognition of future tax benefits of deferred tax assets to the extent such realization is more likely than not. Consistent with the requirements of ASC No. 740, the tax benefits recognized related to pre-reorganization deferred tax assets are recorded as a direct addition to additional paid-in capital.  The remaining valuation allowance of $0.4 million at January 30, 2016 and January 31, 2015, respectively, was established for pre-reorganization state net operating losses, which may expire prior to utilization.  Adjustments are made to reduce the recorded valuation allowance when positive evidence exists that is sufficient to overcome the negative evidence associated with those losses.

We have net operating loss carryforwards for state income tax purposes of approximately $11.7 million which, if not utilized, will expire in varying amounts between 2016 and 2021. We do not have any net operating loss carryforwards for federal income tax purposes.

As of January 30, 2016, the total unrecognized tax benefit was $0.7 million, which if recognized, would favorably affect the effective income tax rate in a future period. A reconciliation of the beginning and ending amount of total unrecognized tax benefits, including associated interest, is as follows (in thousands):

2015
Balance, beginning of period	$623
Additions based on tax positions related to 2015	100
Additions for tax positions for prior years	20
Balance, end of period	$743

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  The Internal Revenue Service ("IRS") has completed its field examination of the federal income tax returns for 2009, 2010, 2011 and 2012. We have received Revenue Agent Reports from the IRS that seek adjustments to income before taxes of approximately $3.2 million in connection with an unresolved issue related to Section 199, Domestic Production Deduction. We filed a protest with the IRS Appeals Office regarding the proposed adjustment. Meetings with the Appeals Office have been set for April 2016. We believe that adequate provision has been made for any adjustments that may result from tax audits. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with our expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs.

We recognize penalty and interest accrued related to unrecognized tax benefits as an income tax expense. During the years ended January 30, 2016, January 31, 2015, and February 1, 2014, the amount of penalties and interest accrued was approximately nil. We are subject to U.S. federal income tax examinations by tax authorities for 2013 forward.  We are also subject to audit by the taxing authorities of 38 states for years generally after 2011.

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

Revenues and pre-tax loss of Steele's, which includes the 2014 loss on the sale of Steele's of $9.7 million, for each period presented were as follows (in thousands):

	Fiscal Year
	2015	2014	2013
Net Sales	$—	$2,414	$24,075

Pre-tax loss from discontinued operations	—	11,231	13,811

There were no assets or liabilities related to Steele’s included in the condensed consolidated financial statements as of January 30, 2016 or January 31, 2015.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 16 - QUARTERLY FINANCIAL INFORMATION (unaudited)

The following table shows quarterly information (in thousands, except per share amounts):

	Fiscal Year 2015
	Q1	Q2	Q3	Q4
Net sales	$369,313	$380,916	$351,575	$502,629
Gross profit	80,929	98,455	76,096	140,951
Net income (loss)	(8,637)	1,615	(10,183)	20,985

Basic earnings (loss) per share	$(0.27)	$0.05	$(0.32)	$0.72
Diluted earnings (loss) per share	(0.27)	0.05	(0.32)	0.71

Basic weighted average shares	31,750	31,982	32,017	28,828
Diluted weighted average shares	31,750	32,013	32,017	28,848

	Fiscal Year 2014
	Q1	Q2	Q3	Q4
Net sales	$372,040	$377,446	$364,197	$524,886
Gross profit	77,941	112,340	88,166	171,359

Income (loss) from continuing operations	$(12,046)	$11,192	$(5,107)	$43,814
Loss from discontinued operations	(6,748)	—	(161)	(94)
Net income (loss)	$(18,794)	$11,192	$(5,268)	$43,720

Basic earnings (loss) per share data:
Continuing operations	$(0.38)	$0.35	$(0.16)	$1.37
Discontinued operations	(0.22)	—	(0.01)	—
Basic earnings (loss) per share	(0.60)	0.35	(0.17)	1.37

Diluted earnings (loss) per share data:
Continuing operations	$(0.38)	$0.35	$(0.16)	$1.36
Discontinued operations	(0.22)	—	(0.01)	—
Diluted earnings (loss) per share	(0.60)	0.35	(0.17)	1.36

Basic weighted average shares	31,492	31,757	31,794	31,657
Diluted weighted average shares	31,492	31,825	31,794	31,740