Form 10-Q
period 2016-04-30
STAGE STORES INC
filed 2016-06-06
CIK 6885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2016

or

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

Yes ☐ No ☑

As of May 31, 2016, there were 27,069,602 shares of the registrant's common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.                          FINANCIAL STATEMENTS
Stage Stores, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(Unaudited)

	April 30, 2016	January 30, 2016
ASSETS
Cash and cash equivalents	$22,724	$16,487
Merchandise inventories, net	482,263	435,996
Prepaid expenses and other current assets	42,712	48,279
Total current assets	547,699	500,762

Property, equipment and leasehold improvements, net of accumulated depreciation of $632,813 and $621,649, respectively	325,680	311,717
Intangible assets	15,235	15,235
Other non-current assets, net	22,582	20,385
Total assets	$911,196	$848,099

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$131,204	$84,019
Accrued expenses and other current liabilities	75,019	71,863
Total current liabilities	206,223	155,882

Long-term debt obligations	194,478	162,876
Other long-term liabilities	100,731	99,588
Total liabilities	501,432	418,346

Commitments and contingencies

Common stock, par value $0.01, 100,000 shares authorized, 32,243 and 32,030 shares issued, respectively	322	320
Additional paid-in capital	405,565	406,034
Treasury stock, at cost, 5,175 shares, respectively	(43,119)	(43,068)
Accumulated other comprehensive loss	(6,258)	(6,353)
Retained earnings	53,254	72,820
Total stockholders' equity	409,764	429,753
Total liabilities and stockholders' equity	$911,196	$848,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	April 30, 2016	May 2, 2015

Net sales	$332,750	$369,313
Cost of sales and related buying, occupancy and distribution expenses	265,763	288,384
Gross profit	66,987	80,929
Selling, general and administrative expenses	90,144	94,475
Interest expense	1,029	579
Loss before income tax	(24,186)	(14,125)
Income tax benefit	(8,726)	(5,488)
Net loss	$(15,460)	$(8,637)

Other comprehensive income:
Amortization of employee benefit related costs, net of tax of $58 and $68, respectively	$95	$111
Total other comprehensive income	95	111
Comprehensive loss	$(15,365)	$(8,526)

Basic loss per share data:
Basic loss per share	$(0.57)	$(0.27)
Basic weighted average shares outstanding	26,932	31,750

Diluted loss per share data:
Diluted loss per share	$(0.57)	$(0.27)
Diluted weighted average shares outstanding	26,932	31,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended
	April 30, 2016	May 2, 2015
Cash flows from operating activities:
Net loss	$(15,460)	$(8,637)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and impairment of long-lived assets	17,787	16,916
Loss on retirements of property, equipment and leasehold improvements	53	148
Deferred income taxes	(697)	(149)
Tax (deficiency) benefit from stock-based compensation	(2,793)	692
Stock-based compensation expense	2,809	2,709
Amortization of debt issuance costs	55	55
Excess tax benefits from stock-based compensation	—	(910)
Deferred compensation obligation	51	97
Amortization of employee benefit related costs	153	179
Construction allowances from landlords	4,341	1,072
Other changes in operating assets and liabilities:
Increase in merchandise inventories	(46,267)	(45,253)
Decrease in other assets	4,325	2,738
Increase in accounts payable and other liabilities	43,706	13,911
Net cash provided by (used in) operating activities	8,063	(16,432)

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(33,232)	(13,295)
Proceeds from disposal of assets	1,053	14
Net cash used in investing activities	(32,179)	(13,281)

Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	138,876	116,311
Payments of revolving credit facility borrowings	(107,615)	(71,665)
Proceeds from long-term debt obligation	5,830	—
Payments of long-term debt obligations	(2,047)	(985)
Payments for stock related compensation	(585)	(3,470)
Proceeds from issuance of stock awards	—	543
Excess tax benefits from stock-based compensation	—	910
Cash dividends paid	(4,106)	(4,490)
Net cash provided by financing activities	30,353	37,154
Net increase in cash and cash equivalents	6,237	7,441

Cash and cash equivalents:
Beginning of period	16,487	17,165
End of period	$22,724	$24,606

Supplemental disclosures including non-cash investing and financing activities:
Interest paid	$1,002	$519
Income taxes paid	$2,383	$13,488
Unpaid liabilities for capital expenditures	$11,737	$8,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Condensed Consolidated Statement of Stockholders' Equity
For the Three Months Ended April 30, 2016
(in thousands, except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings
	Shares	Amount		Shares	Amount			Total

Balance at January 30, 2016	32,030	$320	$406,034	(5,175)	$(43,068)	$(6,353)	$72,820	$429,753
Net loss	—	—	—	—	—	—	(15,460)	(15,460)
Other comprehensive income	—	—	—	—	—	95	—	95
Dividends on common stock, $0.15 per share	—	—	—	—	—	—	(4,106)	(4,106)
Deferred compensation	—	—	51	—	(51)	—	—	—
Issuance of equity awards, net	213	2	(2)	—	—	—	—	—
Tax withholdings paid for net settlement of stock awards	—	—	(534)	—	—	—	—	(534)
Stock-based compensation expense	—	—	2,809	—	—	—	—	2,809
Tax deficiency from stock-based compensation	—	—	(2,793)	—	—	—	—	(2,793)
Balance at April 30, 2016	32,243	$322	$405,565	(5,175)	$(43,119)	$(6,258)	$53,254	$409,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.            Basis of Presentation

The accompanying condensed consolidated financial statements of Stage Stores, Inc. and its subsidiary ("we," "us" or "our") have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission ("SEC") for interim financial information and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. Those adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made. Results of operations for such interim periods are not necessarily indicative of the results of operations for a full year due to seasonal and other factors. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto filed with our Annual Report on Form 10-K for the year ended January 30, 2016 ("Form 10-K").

References to a particular year are to our fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year.  For example, a reference to "2016" is a reference to the fiscal year ending January 28, 2017, and "2015" is a reference to the fiscal year ended January 30, 2016.  Each of 2016 and 2015 are comprised of 52 weeks.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which modifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact that the adoption of ASU 2016-09 will have on our consolidated financial statements.

2.            Stock-Based Compensation

Stock-based compensation expense by type of grant for each period presented was as follows (in thousands):

	Three Months Ended
	April 30, 2016	May 2, 2015
Stock appreciation rights ("SARs")	$—	$30
Non-vested stock	1,736	1,606
Performance shares	1,073	1,073
Total compensation expense	2,809	2,709
Related tax benefit	(1,056)	(1,019)
Stock-based compensation expense, net of tax	$1,753	$1,690

As of April 30, 2016, we have unrecognized compensation cost of $27.2 million related to stock-based compensation awards granted. That cost is expected to be recognized over a weighted average period of 2.7 years.

SARs

The following table summarizes SARs activity for the three months ended April 30, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, vested and exercisable at January 30, 2016	224,400	$17.16
Forfeited	(27,000)	13.06
Outstanding, vested and exercisable at April 30, 2016	197,400	$17.72	1.5	$—

There were no SARs granted during the three months ended April 30, 2016 and May 2, 2015. No SARs were exercised during the three months ended April 30, 2016. The aggregate intrinsic value of stock options and SARs exercised during the three months ended May 2, 2015 was $0.7 million.

Non-vested Stock

The following table summarizes non-vested stock activity for the three months ended April 30, 2016:

Non-vested Stock	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 30, 2016	894,526	$20.20
Granted	1,086,645	7.14
Vested	(282,114)	19.95
Forfeited	(22,547)	19.33
Outstanding at April 30, 2016	1,676,510

The weighted-average grant date fair value for non-vested stock granted during the three months ended April 30, 2016 and May 2, 2015 was $7.14 and $21.18, respectively. The aggregate intrinsic value of non-vested stock that vested during the three months ended April 30, 2016 and May 2, 2015, was $2.2 million and $4.1 million, respectively. The payment of the employees' tax liability for a portion of the vested shares was satisfied by withholding shares with a fair value equal to the tax liability. As a result, the actual number of shares issued during three months ended April 30, 2016 was 212,560.

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

The following table summarizes information about the performance shares that were outstanding at April 30, 2016:

Period Granted	Target Shares Outstanding at January 30, 2016	Target Shares Granted	Target Shares Vested	Target Shares Forfeited	Target Shares Outstanding at April 30, 2016	Weighted Average Grant Date Fair Value Per Share
2014	160,423	—	—	(2,292)	158,131	$33.84
2015	223,876	—	—	(3,809)	220,067	28.33
2016	—	451,680	—	—	451,680	8.69
Total	384,299	451,680	—	(6,101)	829,878

The weighted-average grant date fair value for performance shares granted during the three months ended April 30, 2016 and May 2, 2015 was $8.69 and $28.42, respectively. For the 2013 performance grant, none of the 112,750 target shares that were outstanding at January 30, 2016 were earned. The aggregate intrinsic value of performance shares that vested during the three months ended May 2, 2015 was $4.9 million.

3.            Debt Obligations

Debt obligations for each period presented consisted of the following (in thousands):

	April 30, 2016	January 30, 2016
Revolving Credit Facility	$188,101	$156,840
Finance obligations	3,508	3,764
Other financing	9,158	5,119
Total debt obligations	200,767	165,723
Less: Current portion of debt obligations	6,289	2,847
Long-term debt obligations	$194,478	$162,876

On October 6, 2014, we entered into a Second Amended and Restated Credit Agreement for a $300.0 million senior secured revolving credit facility ("Revolving Credit Facility") with a seasonal increase to $350.0 million and a $50.0 million letter of credit subfacility. The Revolving Credit Facility matures on October 6, 2019.

We use the Revolving Credit Facility to provide financing for working capital and general corporate purposes, as well as to finance capital expenditures and to support our letter of credit requirements. Borrowings are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. Inventory, cash and cash equivalents are pledged as collateral. The daily interest rates are determined by a prime rate or LIBOR, plus an applicable margin, as set forth in the Revolving Credit Facility agreement. For the three months ended April 30, 2016, the weighted average interest rate on outstanding borrowings and the average daily borrowings were 1.73% and $159.1 million, respectively.

Letters of credit issued under the Revolving Credit Facility support certain merchandise purchases and collateralize retained risks and deductibles under various insurance programs. At April 30, 2016, outstanding letters of credit totaled approximately $5.0 million. These letters of credit expire within twelve months of issuance. Excess borrowing availability under the Revolving Credit Facility at April 30, 2016 was $106.7 million.

The Revolving Credit Facility agreement contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends to $30 million in a fiscal year, and (iii) the repurchase of common stock under certain circumstances. The agreement also contains a fixed charge coverage ratio covenant in the event excess availability is below a defined threshold or an event of default has occurred. At April 30, 2016, we were in compliance with all of the debt covenants of the Revolving Credit Facility agreement and we expect to remain in compliance.

During the three months ended April 30, 2016, we borrowed approximately $5.8 million under an equipment financing note bearing interest of 3.2%. The equipment financing note is payable in monthly installments over a three-year term and is secured by certain equipment.

4.            Earnings per Share

The following tables show the computation of basic and diluted earnings per common share for each period presented (in thousands, except per share amounts):

	Three Months Ended
	April 30, 2016	May 2, 2015
Basic EPS:
Net Loss	$(15,460)	$(8,637)
Less: Allocation of earnings to participating securities	—	—
Net loss allocated to common shares	(15,460)	(8,637)

Basic weighted average shares outstanding	26,932	31,750
Basic EPS	$(0.57)	$(0.27)

	Three Months Ended
	April 30, 2016	May 2, 2015
Diluted EPS:
Net Loss	$(15,460)	$(8,637)
Less: Allocation of earnings to participating securities	—	—
Net loss allocated to common shares	(15,460)	(8,637)

Basic weighted average shares outstanding	26,932	31,750
Add: Dilutive effect of stock awards	—	—
Diluted weighted average shares outstanding	26,932	31,750
Diluted EPS	$(0.57)	$(0.27)

The number of shares attributable to stock options, SARs and non-vested stock grants that would have been considered dilutive securities, but were excluded from the calculation of diluted earnings per common share because the effect was anti-dilutive were as follows (in thousands):

	Three Months Ended
	April 30, 2016	May 2, 2015
Number of anti-dilutive shares due to net loss for the period	43	114
Number of anti-dilutive SARs due to exercise price greater than average market price of our common stock	213	50

5.            Stockholders' Equity

On May 19, 2016, our Board of Directors ("Board") declared a quarterly cash dividend of $0.15 per share of common stock, payable on June 15, 2016 to shareholders of record at the close of business on May 31, 2016.

6.            Pension Plan

We sponsor a frozen defined benefit pension plan. The components of net periodic pension cost were as follows (in thousands):

	Three Months Ended
	April 30, 2016	May 2, 2015
Employer service cost	$71	$87
Interest cost	398	388
Expected return on plan assets	(453)	(548)
Net loss amortization	153	179
Net periodic pension cost	$169	$106

Our funding policy is to make contributions to maintain the minimum funding requirements for our pension obligations in accordance with the Employee Retirement Income Security Act. We may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover the short-term liquidity needs of the plan in order to maintain current invested positions. We made no contributions during the three months ended April 30, 2016.

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

Level 3 –	Inputs that are both unobservable and significant to the overall fair value measurement reflect our estimates of assumptions that market participants would use in pricing the asset or liability.

Financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	April 30, 2016
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (a)(b)	$18,115	$18,115	$—	$—

	January 30, 2016
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (a)(b)	$17,286	$17,286	$—	$—

(a) The liability for the amount due to participants corresponding in value to the securities held in the grantor trust is recorded in other long-term liabilities.
(b) Using the market approach, the fair values of these items represent quoted market prices multiplied by the quantities held. Net gains and losses related to the changes in fair value in the assets and liabilities under the various deferred compensation plans are recorded in selling, general and administrative expenses and were nil for the three months ended April 30, 2016 and for the fiscal year ended January 30, 2016.

Non-financial assets measured at fair value on a nonrecurring basis were as follows (in thousands):

	January 30, 2016
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Store property, equipment and leasehold improvements (a)	$3,895	$—	$—	$3,895

(a) In accordance with ASC No. 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, using an undiscounted cash flow model, we identified certain stores whose cash flow trends indicated that the carrying value of store property, equipment and leasehold improvements may not be fully recoverable and recognized impairment charges to reflect the assets at fair value. We use a discounted cash flow model to determine the fair value of our impaired assets. Key assumptions in determining future cash flows include, among other things, expected future operating performance, including expected closure date and lease term, and changes in economic conditions. There were no impairments of long-lived assets for the three months ended April 30, 2016.  Impairment charges of $10.6 million recognized during fiscal year 2015 are recorded in cost of sales and related buying, occupancy and distribution expenses.

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

For purposes of the following discussion, all references to the "first quarter 2016" and the "first quarter 2015" are for the 13-week fiscal periods ended April 30, 2016 and May 2, 2015, respectively.

The financial information, discussion and analysis that follow should be read in conjunction with our consolidated financial statements and the related notes included in this Form 10-Q as well as the financial and other information included in the Form 10-K.

Our Business

We are a retailer operating specialty department stores primarily in small and mid-sized towns and communities. Our merchandise assortment is a well-edited selection of moderately priced brand name and private label apparel, accessories, cosmetics, footwear and home goods. As of April 30, 2016, we operated 825 specialty department stores located in 38 states under the BEALLS, GOODY'S, PALAIS ROYAL, PEEBLES and STAGE nameplates and a direct-to-consumer business.

Results of Operations

Select financial results for the first quarter 2016 were as follows (comparisons are to the first quarter 2015):

•	Net sales decreased $36.5 million, or 9.9%.

•	Comparable sales decreased 8.5%.

•	Gross profit decreased $13.9 million, or 17.2%.

•	Selling, general and administrative ("SG&A") expenses decreased $4.4 million, or 4.6%.

•	Diluted loss per common share was $0.57, compared with $0.27.

•	Adjusted diluted loss per common share (non-GAAP) was $0.56, compared with $0.26 (see reconciliation of non-GAAP financial measures on page 16).

•	We paid cash dividends of $4.1 million, or $0.15 per common share.

2016 Strategy and Outlook

The first quarter 2016 was challenging as we experienced a decline in traffic and lower sales, especially in Texas, Louisiana, Oklahoma and New Mexico, where we are impacted by depressed oil prices and the weak Mexican peso. We expect these headwinds to continue in the near-term, and we are responding to the current sales pressure by controlling our inventories, reducing expenses and lowering capital expenditures. While we are focused on operating efficiently in a tough environment, we continue to plan the business for the long-term by investing in our stores, growing our omnichannel business, and improving our merchandising and marketing.

•	We are redesigning the navigation of our website and offering added convenience with buy online, ship to store, which is expected to be implemented later this year.

•
We are continually improving our assortments by adding and expanding brands that offer more updated and contemporary styles. We recently launched Lauren by Ralph Lauren handbags and Vince Camuto Sportswear.

•
We are investing in our stores, with improved lighting, upgraded fixtures, comfortable fitting rooms and enhanced layouts. During the first quarter 2016, we refreshed 31 stores and we plan to have approximately 200 stores, or 45% of our sales base, updated by the fourth quarter.

•	We are closing stores that do not meet our sales productivity and profitability benchmarks. During the first quarter 2016, we closed 9 stores and we expect to close approximately 30 stores in 2016.

•	We are connecting with our customers with more personalized offers via direct mail, text and email.

•	We have been piloting a tender-neutral loyalty program in select stores and we plan to offer it in all of our stores by the fourth quarter.

•	We are intensifying our ownership of Estee Lauder and Clinique cosmetics in our existing, more developed stores and postponing counter rollouts in many of our lower volume stores.

Non-GAAP Financial Measures

The following supplemental information presents the results from operations for the three months ended April 30, 2016 and May 2, 2015 on a GAAP basis and on a non-GAAP basis to show earnings excluding charges associated with our corporate headquarters consolidation, which includes duplicate rent expense, moving related costs and charges associated with our workforce reduction initiative, and our strategic store closures, which includes fixture moving costs, lease termination charges and severance charges. We believe this supplemental financial information enhances an investor's understanding of our financial performance as it excludes those items which impact comparability of operating trends.  The non-GAAP financial information should not be considered in isolation or viewed as a substitute for net income (loss), earnings (loss) per common share, cash flow from operations or other measures of performance as defined by GAAP.  Moreover, the inclusion of non-GAAP financial information as used herein is not necessarily comparable to other similarly titled measures of other companies due to the potential inconsistencies in the method of presentation and items considered.  The following tables set forth the supplemental financial information and the reconciliation of GAAP disclosures to non-GAAP financial measures (in thousands, except diluted earnings per common share):

	Three Months Ended
	April 30, 2016	May 2, 2015

Net loss (GAAP)	$(15,460)	$(8,637)
Consolidation of corporate headquarters, net of tax of $40	70	—
Strategic store closures, net of tax of $158 and $225, respectively	281	368
Adjusted loss (non-GAAP)	$(15,109)	$(8,269)

Diluted loss per share (GAAP)	$(0.57)	$(0.27)
Consolidation of corporate headquarters	—	—
Strategic store closures	0.01	0.01
Adjusted diluted loss per share (non-GAAP)	$(0.56)	$(0.26)

First Quarter 2016 Compared to First Quarter 2015

The following table sets forth the results of operations for the periods presented (in thousands, except percentages):

	Three Months Ended
	April 30, 2016		May 2, 2015		Change
	Amount	% to Sales (a)	Amount	% to Sales (a)	Amount	%

Net sales	$332,750	100.0%	$369,313	100.0%	$(36,563)	(9.9)%
Cost of sales and related buying, occupancy and distribution expenses	265,763	79.9%	288,384	78.1%	(22,621)	(7.8)%
Gross profit	66,987	20.1%	80,929	21.9%	(13,942)	(17.2)%
Selling, general and administrative expenses	90,144	27.1%	94,475	25.6%	(4,331)	(4.6)%
Interest expense	1,029	0.3%	579	0.2%	450	77.7%
Loss before income tax	(24,186)	(7.3)%	(14,125)	(3.8)%	(10,061)	71.2%
Income tax benefit	(8,726)	(2.6)%	(5,488)	(1.5)%	(3,238)	59.0%
Net loss	$(15,460)	(4.6)%	$(8,637)	(2.3)%	$(6,823)	79.0%

(a) Percentages may not foot due to rounding.

Net Sales

Sales for the first quarter 2016 of $332.8 million decreased $36.5 million, or 9.9%, from $369.3 million for the first quarter 2015. Comparable sales, which are sales in stores that are open for at least 14 full months prior to the reporting period, including direct-to-consumer sales, decreased 8.5% in the first quarter 2016 compared to a 1.1% decrease in the first quarter 2015. Direct-to-consumer sales contributed 0.2% to the comparable sales rate in the first quarter 2016 and 0.5% in the first quarter 2015. The 8.5% decline in comparable sales reflects a decline in traffic, partially offset by an increase in average unit retail. Sales in the first quarter 2016 were negatively impacted by depressed oil prices in energy exposed communities mostly in Texas, Louisiana, Oklahoma and New Mexico, and lower consumer demand in our markets near the Mexican border due to the weak Mexican peso. Comparable sales in these four states were down 12.4%, while the balance of chain was down 3.8%. Sales in the first quarter 2016 were also negatively impacted by unfavorable weather.

Our best performing merchandise categories were cosmetics, home and footwear. The best performing apparel areas were denim and activewear.

Gross Profit

Gross profit for the first quarter 2016 was $67.0 million, a decrease of $13.9 million or 17.2%, from $80.9 million for the first quarter 2015. Gross profit, as a percent of sales, decreased to 20.1% for the first quarter 2016 from 21.9% for the first quarter 2015. The 1.8% decrease in the gross profit rate reflects a 0.1% decrease in the merchandise cost of sales rate and a 1.9% increase in the buying, occupancy and distribution expenses rate. The decrease in merchandise cost of sales rate is the result of an increase in average unit retail. The increase in the buying, occupancy and distribution expense rate is the result of deleverage from sales and increased strategic investments in omni-channel, technology and stores.

Selling, General and Administrative Expenses

SG&A expenses for the first quarter 2016 decreased $4.4 million to $90.1 million from $94.5 million for the first quarter 2015. As a percent of sales, SG&A expenses increased to 27.1% for the first quarter 2016 from 25.6% for the first quarter 2015. The decrease in SG&A expenses for first quarter 2016 compared to the first quarter 2015 reflects lower store payroll, advertising, medical claims and incentive compensation expense.

Interest Expense

Net interest expense was $1.0 million for the first quarter 2016, compared to $0.6 million for the first quarter 2015. Interest expense is primarily comprised of interest on borrowings under the Revolving Credit Facility, related letters of credit and commitment fees, amortization of debt issuance costs and interest on finance obligations. The increase in interest expense is primarily due to an increase in borrowings under the Revolving Credit Facility for the first quarter 2016 compared to the first quarter 2015.

Income Taxes

Our effective income tax rate for the first quarter 2016 was 36.1%, resulting in an estimated tax benefit of $8.7 million.  This compares to an effective tax rate of 38.9% and an income tax benefit of $5.5 million for the first quarter 2015. The lower effective tax rate is the result of the extension of federal employment credits which had been expired in the first quarter 2015.

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

Liquidity and Capital Resources

Our liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows, (iii) normal trade credit terms from our vendors and their factors and (iv) our Revolving Credit Facility. Our primary cash requirements are for seasonal inventory purchases, capital investments in our stores, direct-to-consumer business and information technology and the payment of our quarterly cash dividends.

While there can be no assurances, we believe that our sources of liquidity will be sufficient to cover working capital needs, planned capital expenditures and debt service requirements for the remainder of 2016 and the foreseeable future.

Key components of our cash flow are summarized below (in thousands):

	Three Months Ended
	April 30, 2016	May 2, 2015
Net cash provided by (used in):
Operating activities	$8,063	$(16,432)
Investing activities	(32,179)	(13,281)
Financing activities	30,353	37,154

Operating Activities

During the first quarter 2016, we generated $8.1 million in cash from operating activities. Net loss, adjusted for non-cash expenses, provided cash of approximately $2.0 million. Changes in operating assets and liabilities provided net cash of approximately $1.8 million, which included a $46.3 million increase in merchandise inventories primarily due to the seasonal build of inventories, a decrease in other assets of $4.3 million and an increase in accounts payable and other liabilities of $43.7 million. Additionally, cash flows from operating activities included construction allowances from landlords of $4.3 million, which funded a portion of the capital expenditures related to leasehold improvements in our new corporate office building and store leasehold improvements in relocated, expanded and remodeled stores.

During the first quarter 2015, we used $16.4 million in cash from operating activities. Net loss, adjusted for non-cash expenses, provided cash of approximately $11.1 million.  Changes in operating assets and liabilities used net cash of approximately $28.6 million, which included a $45.3 million increase in merchandise inventories primarily due to the seasonal build and the strategic investments in cosmetics, a decrease in other assets of $2.7 million and an increase in accounts payable and other liabilities of $13.9 million. Additionally, cash flows from operating activities included construction allowances from landlords of $1.1 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

Investing Activities

Capital expenditures were $33.2 million for the first quarter 2016 compared to $13.3 million for the first quarter 2015. The increase in capital expenditures in the first quarter 2016 compared to the first quarter 2015 is due to a shift in the timing of store expansions and remodels to earlier in the year, partially offset by a decrease in store openings. We received construction allowances from landlords of $4.3 million in the first quarter 2016 and $1.1 million in the first quarter 2015 to fund a portion of the capital expenditures related to store leasehold improvements and our new corporate office building. These funds are recorded as a deferred rent credit on the balance sheet and are recognized as an offset to rent expense over the lease term commencing with the date the allowances are earned.

Financing Activities

We use the Revolving Credit Facility to provide financing for working capital and general corporate purposes, as well as to finance capital expenditures and to support our letter of credit requirements. Borrowings are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. Inventory, cash and cash equivalents are pledged as collateral. The daily interest rates are determined by a prime rate or LIBOR, plus an applicable margin, as set forth in the Revolving Credit Facility agreement. For the first quarter 2016, the weighted average interest rate on outstanding borrowings and the average daily borrowings were 1.73% and $159.1 million, respectively, compared to 1.57% and $39.8 million first quarter 2015. The increase in average daily borrowings for the first quarter 2016 compared to the first quarter 2015 is primarily due to stock repurchases made in the fourth quarter 2015 and the timing of capital expenditures related to store remodels.

Letters of credit issued under the Revolving Credit Facility support certain merchandise purchases and collateralize retained risks and deductibles under various insurance programs. At April 30, 2016, outstanding letters of credit totaled approximately $5.0 million. These letters of credit expire within twelve months of issuance. Excess borrowing availability under the Revolving Credit Facility at April 30, 2016 was $106.7 million.

The Revolving Credit Facility agreement contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends to $30.0 million in a fiscal year, and (iii) the repurchase of common stock under certain circumstances. The agreement also contains a fixed charge coverage ratio covenant in the event excess availability is below a defined threshold or an event of default has occurred. At April 30, 2016, we were in compliance with all of the debt covenants of the agreement and we expect to remain in compliance.

During the first quarter 2016, we borrowed approximately $5.8 million under an equipment financing note bearing interest of 3.2%. The equipment financing note is payable in monthly installments over a three-year term and is secured by certain equipment.

We paid $4.1 million in cash dividends during the first quarter 2016. On May 19, 2016, our Board declared a quarterly cash dividend of $0.15 per share of common stock, payable on June 15, 2016 to shareholders of record at the close of business on May 31, 2016.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in our internal control over financial reporting during the three months ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 7, 2011, our Board approved a stock repurchase program ("2011 Stock Repurchase Program") which authorized us to repurchase up to $200.0 million of our outstanding common stock. The 2011 Stock Repurchase Program will expire when we have repurchased $200.0 million of our outstanding common stock, unless terminated earlier by our Board. Through January 30, 2016, we repurchased approximately $141.6 million of our outstanding common shares under the 2011 Stock Repurchase Program. Also in March 2011, our Board authorized us to repurchase shares of our outstanding common stock equal to the amount of the proceeds and related tax benefits from the exercise of stock options, stock appreciation rights ("SARs") and other equity grants. Purchases of shares of our common stock may be made from time to time, either on the open market or through privately negotiated transactions and are financed by our existing cash, cash flow and other liquidity sources, as appropriate.

The table below sets forth information regarding our repurchases of common stock during the three months ended April 30, 2016:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)

January 31, 2016 to February 27, 2016	9,134	$7.67	—	$58,351,202

February 28, 2016 to April 2, 2016	36,246	7.75	—	$58,351,202

April 3, 2016 to April 30, 2016	30,650	7.65	—	$58,351,202

Total	76,030	$7.70	—

(a) Although we did not repurchase any of our common stock during the three months ended April 30, 2016 under the 2011 Stock Repurchase Program:

•
We reacquired 69,554 shares of common stock from certain employees to cover tax withholding obligations from the vesting of restricted stock at a weighted average acquisition price of $7.68 per common share; and

•
The trustee of the grantor trust established by us for the purpose of holding assets under our deferred compensation plan purchased an aggregate of 6,476 shares of our common stock in the open market at a weighted average price of $7.91 in connection with the option to invest in our stock under the deferred compensation plan and reinvestment of dividends paid on our common stock held in trust in the deferred compensation plan.

(b) Reflects the $200.0 million authorized under the 2011 Stock Purchase Program, less the $141.6 million repurchased using our existing cash, cash flow and other liquidity sources since March 2011.

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

Exhibit Number	Description

10.1*#	Amendment No. Four to Amended and Restated Private Label Credit Card Plan Agreement dated as of March 28, 2016, between Comenity Bank and Stage Stores, Inc. and Specialty Retailers, Inc.

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

STAGE STORES, INC.

Dated: June 3, 2016	/s/ Michael L. Glazer
Michael L. Glazer
President and Chief Executive Officer
(Principal Executive Officer)

Dated: June 3, 2016	/s/ Oded Shein
Oded Shein
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)