Form 10-Q
period 2016-07-30
STAGE STORES INC
filed 2016-09-08
CIK 6885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2016

or

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

Yes ☐ No ☑

As of September 1, 2016, there were 27,154,889 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.                          FINANCIAL STATEMENTS
Stage Stores, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(Unaudited)

	July 30, 2016	January 30, 2016
ASSETS
Cash and cash equivalents	$20,878	$16,487
Merchandise inventories, net	461,117	435,996
Prepaid expenses and other current assets	50,026	48,279
Total current assets	532,021	500,762

Property, equipment and leasehold improvements, net of accumulated depreciation of $648,900 and $621,649, respectively	324,144	311,717
Intangible assets	15,235	15,235
Other non-current assets, net	23,337	20,385
Total assets	$894,737	$848,099

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$117,741	$84,019
Accrued expenses and other current liabilities	69,215	71,863
Total current liabilities	186,956	155,882

Long-term debt obligations	199,838	162,876
Other long-term liabilities	98,939	99,588
Total liabilities	485,733	418,346

Commitments and contingencies

Common stock, par value $0.01, 100,000 shares authorized, 32,325 and 32,030 shares issued, respectively	323	320
Additional paid-in capital	408,952	406,034
Treasury stock, at cost, 5,175 shares, respectively	(43,276)	(43,068)
Accumulated other comprehensive loss	(6,075)	(6,353)
Retained earnings	49,080	72,820
Total stockholders' equity	409,004	429,753
Total liabilities and stockholders' equity	$894,737	$848,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015

Net sales	$338,385	$380,916	$671,135	$750,229
Cost of sales and related buying, occupancy and distribution expenses	252,815	282,461	518,578	570,845
Gross profit	85,570	98,455	152,557	179,384
Selling, general and administrative expenses	85,368	95,212	175,512	189,687
Interest expense	1,192	673	2,221	1,252
Income (loss) before income tax	(990)	2,570	(25,176)	(11,555)
Income tax expense (benefit)	(1,031)	955	(9,757)	(4,533)
Net income (loss)	$41	$1,615	$(15,419)	$(7,022)

Other comprehensive income:
Amortization of employee benefit related costs, net of tax of $112, $79, $170 and $147, respectively	$183	$129	$278	$240
Total other comprehensive income	183	129	278	240
Comprehensive income (loss)	$224	$1,744	$(15,141)	$(6,782)

Basic earnings (loss) per share data:
Basic earnings (loss) per share	$—	$0.05	$(0.57)	$(0.22)
Basic weighted average shares outstanding	27,111	31,982	27,021	31,866

Diluted earnings (loss) per share data:
Diluted earnings (loss) per share	$—	$0.05	$(0.57)	$(0.22)
Diluted weighted average shares outstanding	27,175	32,013	27,021	31,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended
	July 30, 2016	August 1, 2015
Cash flows from operating activities:
Net loss	$(15,419)	$(7,022)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and impairment of long-lived assets	36,508	41,338
Loss on retirements of property, equipment and leasehold improvements	124	503
Deferred income taxes	(1,404)	(231)
Tax (deficiency) benefit from stock-based compensation	(3,230)	601
Stock-based compensation expense	6,552	5,929
Amortization of debt issuance costs	109	109
Excess tax benefits from stock-based compensation	—	(944)
Deferred compensation obligation	208	129
Amortization of employee benefit related costs	448	387
Construction allowances from landlords	6,290	1,616
Other changes in operating assets and liabilities:
Increase in merchandise inventories	(25,121)	(48,764)
Increase in other assets	(9,415)	(6,529)
Increase in accounts payable and other liabilities	34,069	25,983
Net cash provided by operating activities	29,719	13,105

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(57,677)	(35,572)
Proceeds from disposal of assets	1,047	32
Net cash used in investing activities	(56,630)	(35,540)

Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	253,095	234,347
Payments of revolving credit facility borrowings	(215,700)	(192,484)
Proceeds from long-term debt obligation	5,830	—
Payments of long-term debt obligations	(2,785)	(1,222)
Payments for stock related compensation	(817)	(3,629)
Proceeds from issuance of stock awards	—	543
Excess tax benefits from stock-based compensation	—	944
Cash dividends paid	(8,321)	(9,036)
Net cash provided by financing activities	31,302	29,463
Net increase in cash and cash equivalents	4,391	7,028

Cash and cash equivalents:
Beginning of period	16,487	17,165
End of period	$20,878	$24,193

Supplemental disclosures including non-cash investing and financing activities:
Interest paid	$2,136	$1,122
Income taxes paid	$3,091	$14,838
Unpaid liabilities for capital expenditures	$4,537	$8,257

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
For the Six Months Ended July 30, 2016
(in thousands, except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings
	Shares	Amount		Shares	Amount			Total

Balance at January 30, 2016	32,030	$320	$406,034	(5,175)	$(43,068)	$(6,353)	$72,820	$429,753
Net loss	—	—	—	—	—	—	(15,419)	(15,419)
Other comprehensive income	—	—	—	—	—	278	—	278
Dividends on common stock, $0.30 per share	—	—	—	—	—	—	(8,321)	(8,321)
Deferred compensation	—	—	208	—	(208)	—	—	—
Issuance of equity awards, net	295	3	(3)	—	—	—	—	—
Tax withholdings paid for net settlement of stock awards	—	—	(609)	—	—	—	—	(609)
Stock-based compensation expense	—	—	6,552	—	—	—	—	6,552
Tax deficiency from stock-based compensation	—	—	(3,230)	—	—	—	—	(3,230)
Balance at July 30, 2016	32,325	$323	$408,952	(5,175)	$(43,276)	$(6,075)	$49,080	$409,004

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.            Basis of Presentation

The accompanying condensed consolidated financial statements of Stage Stores, Inc. and its subsidiary (“we,” “us” or “our”) have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. Those adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made. Results of operations for such interim periods are not necessarily indicative of the results of operations for a full year due to seasonal and other factors. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto filed with our Annual Report on Form 10-K for the year ended January 30, 2016 (“Form 10-K”).

References to a particular year are to our fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year.  For example, a reference to “2016” is a reference to the fiscal year ending January 28, 2017, and “2015” is a reference to the fiscal year ended January 30, 2016.  Each of 2016 and 2015 are comprised of 52 weeks.

 Recent Accounting Standards. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which supersedes most existing revenue recognition guidance in GAAP. The core principle of the guidance is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects what a company expects to be entitled to in exchange for those goods or services. ASU 2014-09 allows for either a retrospective or cumulative effect transition method of adoption and was to be effective for periods beginning after December 15, 2016. In July 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 by one year, however, early adoption as of the original effective date is permitted. We are currently evaluating the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products, which requires prepaid stored-value product liabilities to be treated as financial liabilities within the scope of ASC 405. The ASU also amends ASC 405-20 to include a narrow scope exception requiring entities to recognize breakage for liabilities resulting from prepaid stored-value products in a manner consistent with the breakage guidance in Topic 606 on revenue recognition. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted, and is to be applied retrospectively. We are currently evaluating the impact that the adoption of ASU 2016-04 will have on our consolidated financial statements.

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

2.            Stock-Based Compensation

Stock-based compensation expense by type of grant for each period presented was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Stock appreciation rights ("SARs")	$—	$—	$—	$30
Non-vested stock	2,213	1,808	3,949	3,414
Performance shares	1,530	1,412	2,603	2,485
Total compensation expense	3,743	3,220	6,552	5,929
Related tax benefit	(1,408)	(1,211)	(2,464)	(2,230)
Stock-based compensation expense, net of tax	$2,335	$2,009	$4,088	$3,699

As of July 30, 2016, we have unrecognized compensation cost of $24.4 million related to stock-based compensation awards granted. That cost is expected to be recognized over a weighted average period of 2.5 years.

SARs

Prior to 2012, we granted stock options and SARs to our employees, which generally vested over four years from the date of grant. There were no stock options outstanding as of January 30, 2016. Outstanding SARs will expire, if not exercised or forfeited, within seven years from the date of grant. Exercised SARs are settled by the issuance of common stock in an amount equal to the increase in our stock price between the grant date and the exercise date.

The following table summarizes SARs activity for the six months ended July 30, 2016:

SARs	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, vested and exercisable at January 30, 2016	224,400	$17.16
Forfeited	(34,000)	14.18
Outstanding, vested and exercisable at July 30, 2016	190,400	$17.70	1.3	$—

No SARs were exercised during the six months ended July 30, 2016. The aggregate intrinsic value of stock options and SARs exercised during the six months ended August 1, 2015 was $0.9 million.

Non-vested Stock

We grant shares of non-vested stock to our employees and non-employee directors. The non-vested stock converts one-for-one to common stock at the end of the vesting period at no cost to the recipient to whom it is awarded. The vesting period of the non-vested stock ranges from one to four years from the date of grant.

The following table summarizes non-vested stock activity for the six months ended July 30, 2016:

Non-vested Stock	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 30, 2016	894,526	$20.20
Granted	1,254,651	6.95
Vested	(362,756)	19.44
Forfeited	(39,935)	15.66
Outstanding at July 30, 2016	1,746,486	10.94

The weighted-average grant date fair value for non-vested stock granted during the six months ended July 30, 2016 and August 1, 2015 was $6.95 and $20.66, respectively. The aggregate intrinsic value of non-vested stock that vested during the six months ended July 30, 2016 and August 1, 2015, was $2.6 million and $5.2 million, respectively. The payment of the employees’ tax liability for a portion of the vested shares was satisfied by withholding shares with a fair value equal to the tax liability. As a result, the actual number of shares issued during six months ended July 30, 2016 was 283,319.

Performance Shares

We grant performance shares as a means of rewarding management for our long-term performance based on shareholder return performance measures. The actual number of shares that may be issued ranges from zero to a maximum of twice the number of granted shares outstanding, as reflected in the table below, and is based on our shareholder return performance relative to a specific group of companies over a 3-year performance cycle. If earned, the performance shares vest following the 3-year cycle. Compensation expense is recorded ratably over the vesting period and is based on the fair value at grant date as determined using a Monte Carlo probability model. Grant recipients do not have any shareholder rights until the granted shares have been issued.

The following table summarizes information about the performance shares that were outstanding at July 30, 2016:

Period Granted	Target Shares Outstanding at January 30, 2016	Target Shares Granted	Target Shares Vested	Target Shares Forfeited	Target Shares Outstanding at July 30, 2016	Weighted Average Grant Date Fair Value Per Share
2014	160,423	—	(3,438)	(2,292)	154,693	$33.84
2015	223,876	—	(6,983)	(3,809)	213,084	28.33
2016	—	451,680	(5,168)	—	446,512	8.69
Total	384,299	451,680	(15,589)	(6,101)	814,289

The weighted-average grant date fair value for performance shares granted during the six months ended July 30, 2016 and August 1, 2015 was $8.69 and $28.33, respectively. For the 2013 performance grant, none of the 112,750 target shares that were outstanding at January 30, 2016 were earned. The aggregate intrinsic value of performance shares that vested during the six months ended July 30, 2016 and August 1, 2015 was $0.1 million and $4.9 million, respectively.  The payment of the employees’ tax liability for the vested shares was satisfied by withholding shares with a fair value equal to the tax liability. As a result, the actual number of shares issued during six months ended July 30, 2016 was 11,323.

3.            Debt Obligations

Debt obligations for each period presented consisted of the following (in thousands):

	July 30, 2016	January 30, 2016
Revolving Credit Facility	$194,235	$156,840
Finance obligations	3,248	3,764
Other financing	8,680	5,119
Total debt obligations	206,163	165,723
Less: Current portion of debt obligations	6,325	2,847
Long-term debt obligations	$199,838	$162,876

On October 6, 2014, we entered into a Second Amended and Restated Credit Agreement for a $300.0 million senior secured revolving credit facility (“Revolving Credit Facility”) with a seasonal increase to $350.0 million and a $50.0 million letter of credit subfacility. The Revolving Credit Facility matures on October 6, 2019.

We use the Revolving Credit Facility to provide financing for working capital and general corporate purposes, as well as to finance capital expenditures and to support our letter of credit requirements. Borrowings are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. Inventory, cash and cash equivalents are pledged as collateral. The daily interest rates are determined by a prime rate or LIBOR, plus an applicable margin, as set forth in the Revolving Credit Facility agreement. For the six months ended July 30, 2016, the weighted average interest rate on outstanding borrowings and the average daily borrowings were 1.72% and $179.9 million, respectively.

Letters of credit issued under the Revolving Credit Facility support certain merchandise purchases and collateralize retained risks and deductibles under various insurance programs. At July 30, 2016, outstanding letters of credit totaled approximately $10.3 million. These letters of credit expire within twelve months of issuance. Excess borrowing availability under the Revolving Credit Facility at July 30, 2016 was $135.9 million.

The Revolving Credit Facility agreement contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends to $30 million in a fiscal year, and (iii) the repurchase of common stock under certain circumstances. The agreement also contains a fixed charge coverage ratio covenant in the event excess availability is below a defined threshold or an event of default has occurred. At July 30, 2016, we were in compliance with all of the debt covenants of the Revolving Credit Facility agreement and we expect to remain in compliance.

During the six months ended July 30, 2016, we borrowed approximately $5.8 million under an equipment financing note bearing an effective interest rate of 3.2%. The equipment financing note is payable in monthly installments over a three-year term and is secured by certain equipment.

4.            Earnings per Share

The following tables show the computation of basic and diluted earnings per common share for each period presented (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Basic EPS:
Net income (loss)	$41	$1,615	$(15,419)	$(7,022)
Less: Allocation of earnings to participating securities	—	(25)	—	—
Net income (loss) allocated to common shares	41	1,590	(15,419)	(7,022)

Basic weighted average shares outstanding	27,111	31,982	27,021	31,866
Basic EPS	$—	$0.05	$(0.57)	$(0.22)

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Diluted EPS:
Net income (loss)	$41	$1,615	$(15,419)	$(7,022)
Less: Allocation of earnings to participating securities	—	(25)	—	—
Net income (loss) allocated to common shares	41	1,590	(15,419)	(7,022)

Basic weighted average shares outstanding	27,111	31,982	27,021	31,866
Add: Dilutive effect of stock awards	64	31	—	—
Diluted weighted average shares outstanding	27,175	32,013	27,021	31,866
Diluted EPS	$—	$0.05	$(0.57)	$(0.22)

The number of shares attributable to stock options, SARs and non-vested stock grants that would have been considered dilutive securities, but were excluded from the calculation of diluted earnings per common share because the effect was anti-dilutive were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Number of anti-dilutive shares due to net loss for the period	—	—	53	73
Number of anti-dilutive SARs due to exercise price greater than average market price of our common stock	194	153	203	7

5.            Stockholders’ Equity

On August 18, 2016, our Board of Directors (“Board”) declared a quarterly cash dividend of $0.15 per share of common stock, payable on September 14, 2016 to shareholders of record at the close of business on August 30, 2016.

6.            Pension Plan

We sponsor a frozen defined benefit pension plan. The components of net periodic pension cost were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Employer service cost	$99	$87	$170	$174
Interest cost	400	395	798	783
Expected return on plan assets	(422)	(549)	(875)	(1,097)
Net loss amortization	295	208	448	387
Net periodic pension cost	$372	$141	$541	$247

Our funding policy is to make contributions to maintain the minimum funding requirements for our pension obligations in accordance with the Employee Retirement Income Security Act. We may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover the short-term liquidity needs of the plan in order to maintain current invested positions. We made no contributions during the six months ended July 30, 2016.

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

Level 3 –	Inputs that are both unobservable and significant to the overall fair value measurement reflect our estimates of assumptions that market participants would use in pricing the asset or liability.

Financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	July 30, 2016
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (a)(b)	$19,113	$19,113	$—	$—

	January 30, 2016
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (a)(b)	$17,286	$17,286	$—	$—

(a) The liability for the amount due to participants corresponding in value to the securities held in the grantor trust is recorded in other long-term liabilities.
(b) Using the market approach, the fair values of these items represent quoted market prices multiplied by the quantities held. Net gains and losses related to the changes in fair value in the assets and liabilities under the various deferred compensation plans are recorded in selling, general and administrative expenses and were nil for the six months ended July 30, 2016 and for the fiscal year ended January 30, 2016.

Non-financial assets measured at fair value on a nonrecurring basis were as follows (in thousands):

	July 30, 2016
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Store property, equipment and leasehold improvements (a)	$1,012	$—	$—	$1,012

	January 30, 2016
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Store property, equipment and leasehold improvements (a)	$3,895	$—	$—	$3,895

(a) In accordance with ASC No. 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, we review the carrying value of long-lived assets periodically and when events or circumstances indicate a potential impairment has occurred. Using an undiscounted cash flow model, we evaluate the cash flow trends of our stores to identify property, equipment and leasehold improvements that may not be fully recoverable. When a store’s projected undiscounted cash flows indicate impairment, we use a discounted cash flow model to estimate the fair value of the underlying long-lived assets. An impairment write-down is recorded if the carrying value of a long-lived asset exceeds its fair value. Key assumptions in estimating future cash flows include, among other things, expected future operating performance, including expected closure date and lease term, and changes in economic conditions. For the six months ended July 30, 2016 and fiscal year 2015, we recognized impairment charges of $0.5 million and $10.6 million, respectively. Impairment charges are recorded in cost of sales and related buying, occupancy and distribution expenses. We believe estimated future cash flows are sufficient to support the carrying value of our long-lived assets. If estimated cash flows significantly differ in the future, there could be additional asset impairments.

Due to the short-term nature of cash and cash equivalents, payables and short-term debt obligations, the carrying value approximates the fair value of these instruments. In addition, we believe that the Revolving Credit Facility obligation approximates its fair value because interest rates are adjusted daily based on current market rates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Concerning Forward-Looking Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 (“Act”) provides a safe harbor for forward-looking statements to encourage companies to provide prospective information, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statements. We wish to take advantage of the “safe harbor” provisions of the Act.

Certain statements in this report are forward-looking statements within the meaning of the Act, and such statements are intended to qualify for the protection of the safe harbor provided by the Act. The words “anticipate,” “estimate,” “expect,” “objective,” “goal,” “project,” “intend,” “plan,” “believe,” “will,” “should,” “may,” “target,” “forecast,” “guidance,” “outlook,” and similar expressions generally identify forward-looking statements. Similarly, descriptions of our objectives, strategies, plans, goals or targets are also forward-looking statements. Forward-looking statements relate to the expectations of management as to future occurrences and trends, including statements expressing optimism or pessimism about future operating results or events and projected sales, earnings, capital expenditures and business strategy.

Forward-looking statements are based upon a number of assumptions and factors concerning future conditions that may ultimately prove to be inaccurate and could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements that are made herein and in other reports and releases are not guarantees of future performance and actual results may differ materially from those discussed in such forward-looking statements as a result of various factors. These factors include, but are not limited to, the ability for us to maintain normal trade terms with vendors, the ability for us to comply with the various covenant requirements contained in the Revolving Credit Facility agreement, the demand for apparel, and other factors. The demand for apparel and sales volume can be affected by significant changes in economic conditions, including an economic downturn, employment levels in our markets, consumer confidence, energy and gasoline prices and other factors influencing discretionary consumer spending. Other factors affecting the demand for apparel and sales volume include unusual weather patterns, an increase in the level of competition in our market areas, competitors’ marketing strategies, changes in fashion trends, changes in the average cost of merchandise purchased for resale, availability of product on normal payment terms and the failure to achieve the expected results of our merchandising and marketing plans as well as our store opening or relocation plans. Additional assumptions, factors and risks concerning future conditions are discussed in the Risk Factors section of the Form 10-K, and may be discussed from time to time in our other filings with the SEC, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Most of these factors are difficult to predict accurately and are generally beyond our control.

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

For purposes of the following discussion, all references to the “second quarter 2016” and the “second quarter 2015” are for the 13-week fiscal periods ended July 30, 2016 and August 1, 2015, respectively, and all references to “year-to-date 2016” and “year-to-date 2015” are for the 26-week fiscal periods ended July 30, 2016 and August 1, 2015, respectively.

The financial information, discussion and analysis that follow should be read in conjunction with our consolidated financial statements and the related notes included in this Form 10-Q as well as the financial and other information included in the Form 10-K.

Our Business

We are a retailer operating specialty department stores primarily in small and mid-sized towns and communities. Our merchandise assortment is a well-edited selection of moderately priced brand name and private label apparel, accessories, cosmetics, footwear and home goods. As of July 30, 2016, we operated 821 specialty department stores located in 38 states under the BEALLS, GOODY’S, PALAIS ROYAL, PEEBLES and STAGE nameplates and a direct-to-consumer business.

Results of Operations

Select financial results for the second quarter 2016 were as follows (comparisons are to the second quarter 2015):

•	Net sales decreased $42.5 million, or 11.2%.

•	Comparable sales decreased 9.8%.

•	Gross profit decreased $12.9 million, or 13.1%.

•	Selling, general and administrative (“SG&A”) expenses decreased $9.8 million, or 10.3%.

•	Diluted earnings per common share were $0.00, compared with $0.05.

•	Adjusted diluted earnings per common share (non-GAAP) was $0.03, compared with $0.22 (see reconciliation of non-GAAP financial measures on page 17).

•	We declared and paid cash dividends of $4.2 million, or $0.15 per common share.

2016 Strategy and Outlook

For the year-to-date 2016, we had lower sales driven by a decline in traffic compared to the year-to-date 2015, and we are responding to the current sales pressure by controlling our inventories, reducing expenses and lowering capital expenditures. While we are focused on operating efficiently in a challenging environment, we continue to move forward with our initiatives that we expect to drive long-term performance.

•
During the year-to-date 2016, we remodeled and refreshed an additional 85 stores, and have updated over 200 stores representing approximately 45% of our sales base since the initiative began in 2015. The investments in our stores include improved lighting, upgraded fixtures, comfortable fitting rooms and enhanced layouts to create a more enjoyable shopping experience for our customers.

•
As part of our strategic initiative to exit stores that do not meet our sales productivity and profitability benchmarks, we closed 14 stores during the year-to-date 2016, and we expect to close approximately 30 stores in total for 2016.

•
We are redesigning the navigation of our website to make it simpler and faster to shop and we continue to enhance the functionality of our mobile app to streamline the shopping experience for our customers.

•
We are continually improving our merchandise selections by adding and expanding brands that offer updated and contemporary styles that resonate with our customers. We recently launched Lauren by Ralph Lauren handbags and Vince Camuto Sportswear, and we are expanding strong performing brands like Democracy into more stores and Michael Kors into more categories. For the holiday season, we plan to offer an expanded selection of gift items for the entire family.

•
Our marketing initiatives include new creative offers, more in-store events, and increased emphasis on social media and digital marketing. In the third quarter, we are planning a chain-wide rollout of our tender-neutral loyalty program, Style Circle Rewards®, which complements our private label credit card. This new loyalty club will allow us to better understand our customers’ shopping habits, offer even more personalized promotional offers, and provide attractive rewards. We believe that these loyalty programs are powerful tools to drive higher transaction value and frequency of visits.

Non-GAAP Financial Measures

The following supplemental information presents the results from operations for the three and six months ended July 30, 2016 and August 1, 2015 on a GAAP basis and on a non-GAAP basis to show earnings excluding charges related to: (i) our corporate headquarters consolidation, which includes duplicate rent expense and moving related costs; (ii) severance associated with our workforce reduction initiative; and (iii) our strategic store closures, which includes fixture moving costs and lease termination charges. We believe this supplemental financial information enhances an investor’s understanding of our financial performance as it excludes those items which impact comparability of operating trends.  The non-GAAP financial information should not be considered in isolation or viewed as a substitute for net income (loss), diluted earnings (loss) per common share, cash flow from operations or other measures of performance as defined by GAAP.  Moreover, the inclusion of non-GAAP financial information as used herein is not necessarily comparable to other similarly titled measures of other companies due to the potential inconsistencies in the method of presentation and items considered.  The following tables set forth the supplemental financial information and the reconciliation of GAAP disclosures to non-GAAP financial measures (in thousands, except diluted earnings per common share):

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net income (loss) (GAAP)	$41	$1,615	$(15,419)	$(7,022)
Consolidation of corporate headquarters, net of tax of $3, $239, $43 and $239, respectively	(3)	389	67	389
Severance charges associated with workforce reduction, net of tax of $308, respectively	486	—	486	—
Strategic store closures and other initiatives, net of tax of $211, $3,068, $369 and $3,293, respectively	302	4,990	582	5,358
Adjusted net income (loss) (non-GAAP)	$826	$6,994	$(14,284)	$(1,275)

Diluted earnings (loss) per share (GAAP)	$—	$0.05	$(0.57)	$(0.22)
Consolidation of corporate headquarters	—	0.01	—	0.01
Severance charges associated with workforce reduction	0.02	—	0.02	—
Strategic store closures and other initiatives	0.01	0.16	0.02	0.17
Adjusted diluted earnings (loss) per share (non-GAAP)	$0.03	$0.22	$(0.53)	$(0.04)

Second Quarter 2016 Compared to Second Quarter 2015

The following table sets forth the results of operations for the periods presented (in thousands, except percentages):

	Three Months Ended
	July 30, 2016		August 1, 2015		Change
	Amount	% to Sales (a)	Amount	% to Sales (a)	Amount	%

Net sales	$338,385	100.0%	$380,916	100.0%	$(42,531)	(11.2)%
Cost of sales and related buying, occupancy and distribution expenses	252,815	74.7%	282,461	74.2%	(29,646)	(10.5)%
Gross profit	85,570	25.3%	98,455	25.8%	(12,885)	(13.1)%
Selling, general and administrative expenses	85,368	25.2%	95,212	25.0%	(9,844)	(10.3)%
Interest expense	1,192	0.4%	673	0.2%	519	77.1%
Income (loss) before income tax	(990)	(0.3)%	2,570	0.7%	(3,560)	(138.5)%
Income tax expense (benefit)	(1,031)	(0.3)%	955	0.3%	(1,986)	(208.0)%
Net income	$41	—%	$1,615	0.4%	$(1,574)	(97.5)%

(a) Percentages may not foot due to rounding.

Net Sales

Sales for the second quarter 2016 of $338.4 million decreased $42.5 million, or 11.2%, from $380.9 million for the second quarter 2015. Comparable sales, which are sales in stores that are open for at least 14 full months prior to the reporting period, including direct-to-consumer sales, decreased 9.8% in the second quarter 2016 compared to a 0.8% increase in the second quarter 2015. Direct-to-consumer sales contributed 0.3% to the comparable sales rate in the second quarter 2016 and 0.4% in the second quarter 2015. The 9.8% decrease in comparable sales reflects a decrease of 15.8% in the number of transactions, partially offset by an increase of 7.0% in average transaction value. The decrease in transactions is primarily attributable to a decline in traffic in our stores. The growth in average transaction value was comprised of a 1.0% improvement in average unit retail and an increase of 6.0% in units per transaction. Sales were negatively impacted by lower consumer demand, especially in our stores in Texas, Louisiana, Oklahoma and New Mexico, which continued to be impacted by depressed oil prices, and in our markets near the Mexican border due to the weak Mexican peso. Comparable sales in these four states were down 12.0%, while the balance of chain was down 7.3%.

Our best performing merchandise categories were home and cosmetics. Activewear and denim were the best performing apparel categories.

Gross Profit

Gross profit for the second quarter 2016 was $85.6 million, a decrease of $12.9 million or 13.1%, from $98.5 million for the second quarter 2015. Gross profit, as a percent of sales, decreased to 25.3% for the second quarter 2016 from 25.8% for the second quarter 2015. The 0.5% decrease in the gross profit rate reflects a flat merchandise cost of sales rate and a 0.5% increase in the buying, occupancy and distribution expenses rate. The increase in the buying, occupancy and distribution expense rate is the result of deleverage from lower sales and higher depreciation related to strategic investments, partially offset by $7.6 million higher impairment charges recognized in the second quarter 2015 compared with the second quarter 2016.

Selling, General and Administrative Expenses

SG&A expenses for the second quarter 2016 decreased $9.8 million to $85.4 million from $95.2 million for the second quarter 2015. The decrease in SG&A expenses for second quarter 2016 compared to the second quarter 2015 is primarily due to lower store operating expenses, advertising, payroll and benefits and increased credit income from our private label credit card program. As a percent of sales, SG&A expenses increased to 25.2% for the second quarter 2016 from 25.0% for the second quarter 2015 due to deleverage from lower sales.

Interest Expense

Net interest expense was $1.2 million for the second quarter 2016, compared to $0.7 million for the second quarter 2015. Interest expense is primarily comprised of interest on borrowings under the Revolving Credit Facility, related letters of credit and commitment fees, amortization of debt issuance costs and interest on finance obligations. The increase in interest expense is primarily due to an increase in the average daily borrowings under the Revolving Credit Facility for the second quarter 2016 compared to the second quarter 2015.

Income Taxes

In the second quarter 2016, we recognized a $0.7 million tax benefit associated with the favorable resolution of an uncertain tax position under audit related to Section 199, Domestic Production Activity Deductions, which contributed to an estimated tax benefit of $1.0 million and effective tax rate of 104.1% for the second quarter 2016. This compares to income tax expense of $1.0 million and effective tax rate of 37.2% for the second quarter 2015.

Year-to-Date 2016 Compared to Year-to-Date 2015

The following table sets forth the results of operations for the periods presented (in thousands, except percentages):

	Six Months Ended
	July 30, 2016		August 1, 2015		Change
	Amount	% to Sales (a)	Amount	% to Sales (a)	Amount	%

Net sales	$671,135	100.0%	$750,229	100.0%	$(79,094)	(10.5)%
Cost of sales and related buying, occupancy and distribution expenses	518,578	77.3%	570,845	76.1%	(52,267)	(9.2)%
Gross profit	152,557	22.7%	179,384	23.9%	(26,827)	(15.0)%
Selling, general and administrative expenses	175,512	26.2%	189,687	25.3%	(14,175)	(7.5)%
Interest expense	2,221	0.3%	1,252	0.2%	969	77.4%
Loss before income tax	(25,176)	(3.8)%	(11,555)	(1.5)%	(13,621)	117.9%
Income tax benefit	(9,757)	(1.5)%	(4,533)	(0.6)%	(5,224)	115.2%
Net loss	$(15,419)	(2.3)%	$(7,022)	(0.9)%	$(8,397)	119.6%

(a) Percentages may not foot due to rounding.

Net Sales

Sales for the year-to-date 2016 of $671.1 million decreased $79.1 million, or 10.5%, from $750.2 million for the year-to-date 2015. Comparable sales, which are sales in stores that are open for at least 14 full months prior to the reporting period, including direct-to-consumer sales, decreased 9.2% for the year-to-date 2016 compared to a 0.2% decrease for year-to-date 2015. Direct-to-consumer sales contributed 0.2% to the comparable sales rate in the year-to-date 2016 and 0.5% in the year-to-date 2015. The 9.2% decrease in comparable sales reflects a decrease of 14.2% in the number of transactions, partially offset by an increase of 5.8% in average transaction value. The decrease in transactions is primarily attributable to a decline in traffic in our stores. The growth in average transaction value was comprised of a 1.8% improvement in average unit retail and an increase of 3.9% in units per transaction. Sales were negatively impacted by lower consumer demand, especially in our stores in Texas, Louisiana, Oklahoma and New Mexico, which continued to be impacted by depressed oil prices, and in our markets near the Mexican border due to the weak Mexican peso. Comparable sales in these four states were down 12.2%, while the balance of chain was down 5.6%.

Our best performing merchandise categories were home and cosmetics. Activewear and denim were the best performing apparel categories.

Gross Profit

Gross profit for the year-to-date 2016 was $152.6 million, a decrease of $26.8 million, or 15.0%, compared to $179.4 million for the year-to-date 2015. Gross profit, as a percent of sales, decreased to 22.7% for the year-to-date 2016 from 23.9% for the year-to-date 2015. The 1.2% decrease in the gross profit rate reflects a flat merchandise cost of sales rate and a 1.2% increase in the buying, occupancy and distribution expenses rate. The increase in the buying, occupancy and distribution expense rate is the result of deleverage from lower sales and higher depreciation related to strategic investments, partially offset by $8.2 million higher impairment charges recognized in the year-to-date 2015 compared with the year-to-date 2016.

Selling, General and Administrative Expenses

SG&A expenses for the year-to-date 2016 decreased $14.2 million to $175.5 million, from $189.7 million for the year-to-date 2015. The decrease in SG&A expenses is primarily due lower advertising, payroll, benefits and incentive compensation expense. As a percent of sales, SG&A expenses increased to 26.2% for the year-to-date 2016 from 25.3% for the year-to-date 2015 due to deleverage from lower sales.

Interest Expense

Net interest expense was $2.2 million for the year-to-date 2016 and $1.3 million for the year-to-date 2015. Interest expense is primarily comprised of interest on borrowings under the Revolving Credit Facility (see “Liquidity and Capital Resources”), related letters of credit and commitment fees, amortization of debt issuance costs and interest on finance obligations. The increase in interest expense is primarily due to an increase in the average daily borrowings under the Revolving Credit Facility for the year-to-date 2016 as compared with the year-to-date 2015.

Income Taxes

Our effective income tax rate for the year-to-date 2016 was 38.8%, resulting in an estimated tax benefit of $9.8 million. This compares to an income tax benefit of $4.5 million for the year-to-date 2015 at an effective rate 39.2%.

Seasonality and Inflation

Our business is seasonal and historically sales are lower during the first three quarters of the fiscal year (February through October) and higher during the last quarter of the fiscal year (November through January). The fourth quarter usually accounts for approximately 30% of our annual sales, with each of the other quarters accounting for approximately 22% to 24%.  Working capital requirements fluctuate during the year and generally reach their highest levels during the third and fourth quarters.  We do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

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

Key components of our cash flow are summarized below (in thousands):

	Six Months Ended
	July 30, 2016	August 1, 2015
Net cash provided by (used in):
Operating activities	$29,719	$13,105
Investing activities	(56,630)	(35,540)
Financing activities	31,302	29,463

Operating Activities

During the year-to-date 2016, we generated $29.7 million in cash from operating activities. Net loss, adjusted for non-cash expenses, provided cash of approximately $23.9 million. Changes in operating assets and liabilities used net cash of approximately $0.5 million, which included increases of $25.1 million in merchandise inventories, primarily due to seasonal receipts, and $9.4 million in other assets, partially offset by an increase of $34.1 million in accounts payable and other liabilities primarily related to inventory purchases. Additionally, cash flows from operating activities included construction allowances from landlords of $6.3 million, which funded a portion of the capital expenditures related to leasehold improvements in our new corporate office building and store leasehold improvements in relocated, expanded and remodeled stores.

During the year-to-date 2015, we generated $13.1 million in cash from operating activities. Net loss, adjusted for non-cash expenses, provided cash of approximately $40.8 million. Changes in operating assets and liabilities used net cash of approximately $29.3 million, which included increases of $48.8 million in merchandise inventories, primarily due to seasonal receipts and strategic investments in cosmetics, and $6.5 million in other assets, partially offset by an increase of $26.0 million in accounts payable and other liabilities primarily related to inventory purchases. Additionally, cash flows from operating activities included construction allowances from landlords of $1.6 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

Investing Activities

Capital expenditures were $57.7 million for the year-to-date 2016 compared to $35.6 million for the year-to-date 2015. The increase in capital expenditures in the year-to-date 2016 compared to the year-to-date 2015 is due to a shift in the timing of store expansions and remodels to earlier in the year, partially offset by a decrease in store openings. We received construction allowances from landlords of $6.3 million in the year-to-date 2016 and $1.6 million in the year-to-date 2015 to fund a portion of the capital expenditures related to store leasehold improvements and our new corporate office building. These funds are recorded as a deferred rent credit on the balance sheet and are recognized as an offset to rent expense over the lease term commencing with the date the allowances are earned.

We estimate that capital expenditures in 2016, net of construction allowances from landlords, will be approximately $65 million as compared to $87 million for 2015. The expenditures are principally for store remodels, expansions and relocations, and investments in our technology and direct-to-consumer business.

Financing Activities

We use the Revolving Credit Facility to provide financing for working capital and general corporate purposes, as well as to finance capital expenditures and to support our letter of credit requirements. Borrowings are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. Inventory, cash and cash equivalents are pledged as collateral. The daily interest rates are determined by a prime rate or LIBOR, plus an applicable margin, as set forth in the Revolving Credit Facility agreement. For the year-to-date 2016, the weighted average interest rate on outstanding borrowings and the average daily borrowings were 1.72% and $179.9 million, respectively, compared to 1.50% and $62.4 million year-to-date 2015. The increase in average daily borrowings for the year-to-date 2016 compared to the year-to-date 2015 is primarily due to stock repurchases made in the fourth quarter 2015 and the timing of capital expenditures related to store remodels.

Letters of credit issued under the Revolving Credit Facility support certain merchandise purchases and collateralize retained risks and deductibles under various insurance programs. At July 30, 2016, outstanding letters of credit totaled approximately $10.3 million. These letters of credit expire within twelve months of issuance. Excess borrowing availability under the Revolving Credit Facility at July 30, 2016 was $135.9 million.

The Revolving Credit Facility agreement contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends to $30.0 million in a fiscal year, and (iii) the repurchase of common stock under certain circumstances. The agreement also contains a fixed charge coverage ratio covenant in the event excess availability is below a defined threshold or an event of default has occurred. At July 30, 2016, we were in compliance with all of the debt covenants of the agreement and we expect to remain in compliance.

During the year-to-date 2016, we borrowed approximately $5.8 million under an equipment financing note bearing an effective interest rate of 3.2%. The equipment financing note is payable in monthly installments over a three-year term and is secured by certain equipment.

We paid $8.3 million in cash dividends during the year-to-date 2016. On August 18, 2016, our Board declared a quarterly cash dividend of $0.15 per share of common stock, payable on September 14, 2016 to shareholders of record at the close of business on August 30, 2016.

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

ITEM 4.                                        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that such disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in our internal control over financial reporting during the three months ended July 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 7, 2011, our Board approved a stock repurchase program (“2011 Stock Repurchase Program”) which authorized us to repurchase up to $200.0 million of our outstanding common stock. The 2011 Stock Repurchase Program will expire when we have repurchased $200.0 million of our outstanding common stock, unless terminated earlier by our Board. Through January 30, 2016, we repurchased approximately $141.6 million of our outstanding common shares under the 2011 Stock Repurchase Program. Also in March 2011, our Board authorized us to repurchase shares of our outstanding common stock equal to the amount of the proceeds and related tax benefits from the exercise of stock options, stock appreciation rights (“SARs”) and other equity grants. Purchases of shares of our common stock may be made from time to time, either on the open market or through privately negotiated transactions and are financed by our existing cash, cash flow and other liquidity sources, as appropriate.

The table below sets forth information regarding our repurchases of common stock during the three months ended July 30, 2016:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)

May 1, 2016 to May 28, 2016	17,254	$5.36	—	$58,351,202

May 29, 2016 to July 2, 2016	18,249	5.23	—	$58,351,202

July 3, 2016 to July 30, 2016	8,385	5.36	—	$58,351,202

Total	43,888	$5.31	—

(a) Although we did not repurchase any of our common stock during the three months ended July 30, 2016 under the 2011 Stock Repurchase Program:

•
We reacquired 14,149 shares of common stock from certain employees to cover tax withholding obligations from the vesting of restricted and performance stock at a weighted average acquisition price of $5.35 per common share; and

•
The trustee of the grantor trust established by us for the purpose of holding assets under our deferred compensation plan purchased an aggregate of 29,739 shares of our common stock in the open market at a weighted average price of $5.29 in connection with the option to invest in our stock under the deferred compensation plan and reinvestment of dividends paid on our common stock held in trust in the deferred compensation plan.

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

Exhibit Number	Description

3	Amended and Restated Bylaws of Stage Stores, Inc. dated June 2, 2016 are incorporated by reference to Exhibit 3 to our Current Report on Form 8-K filed on June 7, 2016.

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

STAGE STORES, INC.

Dated: September 8, 2016	/s/ Michael L. Glazer
Michael L. Glazer
President and Chief Executive Officer
(Principal Executive Officer)

Dated: September 8, 2016	/s/ Oded Shein
Oded Shein
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)