Form 10-Q
period 2016-10-29
STAGE STORES INC
filed 2016-12-08
CIK 6885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2016

or

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

Yes ☐ No ☑

As of December 1, 2016, there were 27,165,301 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.                          FINANCIAL STATEMENTS
Stage Stores, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(Unaudited)

	October 29, 2016	January 30, 2016
ASSETS
Cash and cash equivalents	$18,902	$16,487
Merchandise inventories, net	569,343	435,996
Prepaid expenses and other current assets	60,283	48,279
Total current assets	648,528	500,762

Property, equipment and leasehold improvements, net of accumulated depreciation of $660,056 and $621,649, respectively	315,865	311,717
Intangible assets	15,235	15,235
Other non-current assets, net	22,711	20,385
Total assets	$1,002,339	$848,099

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$210,995	$84,019
Accrued expenses and other current liabilities	64,126	71,863
Total current liabilities	275,121	155,882

Long-term debt obligations	236,592	162,876
Other long-term liabilities	100,549	99,588
Total liabilities	612,262	418,346

Commitments and contingencies

Common stock, par value $0.01, 100,000 shares authorized, 32,331 and 32,030 shares issued, respectively	323	320
Additional paid-in capital	409,690	406,034
Treasury stock, at cost, 5,175 shares, respectively	(43,301)	(43,068)
Accumulated other comprehensive loss	(5,936)	(6,353)
Retained earnings	29,301	72,820
Total stockholders' equity	390,077	429,753
Total liabilities and stockholders' equity	$1,002,339	$848,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015

Net sales	$317,140	$351,575	$988,275	$1,101,804
Cost of sales and related buying, occupancy and distribution expenses	260,550	275,479	779,128	846,324
Gross profit	56,590	76,096	209,147	255,480
Selling, general and administrative expenses	84,564	92,096	260,076	281,783
Interest expense	1,395	743	3,616	1,995
Loss before income tax	(29,369)	(16,743)	(54,545)	(28,298)
Income tax benefit	(13,735)	(6,560)	(23,492)	(11,093)
Net loss	$(15,634)	$(10,183)	$(31,053)	$(17,205)

Other comprehensive income:
Amortization of employee benefit related costs, net of tax of $86, $74, $256 and $221, respectively	$139	$120	$417	$360
Total other comprehensive income	139	120	417	360
Comprehensive loss	$(15,495)	$(10,063)	$(30,636)	$(16,845)

Basic loss per share data:
Basic loss per share	$(0.58)	$(0.32)	$(1.15)	$(0.54)
Basic weighted average shares outstanding	27,155	32,017	27,066	31,917

Diluted loss per share data:
Diluted loss per share	$(0.58)	$(0.32)	$(1.15)	$(0.54)
Diluted weighted average shares outstanding	27,155	32,017	27,066	31,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended
	October 29, 2016	October 31, 2015
Cash flows from operating activities:
Net loss	$(31,053)	$(17,205)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and impairment of long-lived assets	54,285	58,326
Loss on retirements of property, equipment and leasehold improvements	273	712
Deferred income taxes	1,965	(557)
Tax (deficiency) benefit from stock-based compensation	(3,295)	540
Stock-based compensation expense	7,345	8,926
Amortization of debt issuance costs	164	164
Excess tax benefits from stock-based compensation	—	(945)
Deferred compensation obligation	233	163
Amortization of employee benefit related costs	673	581
Construction allowances from landlords	6,994	2,127
Other changes in operating assets and liabilities:
Increase in merchandise inventories	(133,347)	(175,806)
Increase in other assets	(18,527)	(3,335)
Increase in accounts payable and other liabilities	119,544	95,476
Net cash provided by (used in) operating activities	5,254	(30,833)

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(67,934)	(69,156)
Proceeds from disposal of assets	1,177	37
Net cash used in investing activities	(66,757)	(69,119)

Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	389,701	428,783
Payments of revolving credit facility borrowings	(314,783)	(304,960)
Proceeds from long-term debt obligation	5,830	—
Payments of long-term debt obligations	(3,507)	(1,466)
Payments for stock related compensation	(857)	(3,708)
Proceeds from issuance of stock awards	—	543
Excess tax benefits from stock-based compensation	—	945
Cash dividends paid	(12,466)	(13,916)
Net cash provided by financing activities	63,918	106,221
Net increase in cash and cash equivalents	2,415	6,269

Cash and cash equivalents:
Beginning of period	16,487	17,165
End of period	$18,902	$23,434

Supplemental disclosures including non-cash investing and financing activities:
Interest paid	$3,425	$1,816
Income taxes paid	$2,931	$15,053
Unpaid liabilities for capital expenditures	$4,631	$10,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
For the Nine Months Ended October 29, 2016
(in thousands, except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings
	Shares	Amount		Shares	Amount			Total

Balance at January 30, 2016	32,030	$320	$406,034	(5,175)	$(43,068)	$(6,353)	$72,820	$429,753
Net loss	—	—	—	—	—	—	(31,053)	(31,053)
Other comprehensive income	—	—	—	—	—	417	—	417
Dividends on common stock, $0.45 per share	—	—	—	—	—	—	(12,466)	(12,466)
Deferred compensation	—	—	233	—	(233)	—	—	—
Issuance of equity awards, net	301	3	(3)	—	—	—	—	—
Tax withholdings paid for net settlement of stock awards	—	—	(624)	—	—	—	—	(624)
Stock-based compensation expense	—	—	7,345	—	—	—	—	7,345
Tax deficiency from stock-based compensation	—	—	(3,295)	—	—	—	—	(3,295)
Balance at October 29, 2016	32,331	$323	$409,690	(5,175)	$(43,301)	$(5,936)	$29,301	$390,077

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

Customer Loyalty Program.  Prior to the third quarter of 2016, customers who spent a required amount within a specified time frame using our private label credit card received reward certificates which could be redeemed for merchandise. We estimated the net cost of the rewards and recorded a liability associated with unredeemed certificates and customer spend toward unissued certificates. The cost of the loyalty rewards program was recorded in cost of sales. In the third quarter of 2016, we expanded our loyalty program to enable all customers to earn benefits regardless of how they choose to pay. We record deferred revenue for the retail value of certificates earned, net of estimated breakage, as customers make purchases towards earning reward certificates.

 Recent Accounting Standards. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which supersedes most existing revenue recognition guidance in GAAP. The core principle of the guidance is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects what a company expects to be entitled to in exchange for those goods or services. ASU 2014-09 allows for either a retrospective or cumulative effect transition method of adoption. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 by one year. The new revenue standard will be effective for us in the first quarter of fiscal year ending February 2, 2019. We do not expect the adoption of ASU 2014-09 to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize the assets and liabilities that arise from finance and operating leases on the balance sheet. In addition, this guidance requires disclosures about the amount, timing and uncertainty of cash flows arising from leases. The new standard will be effective for us in the first quarter of fiscal year ending February 1, 2020. We are currently evaluating the impact that the adoption of this ASU will have on our consolidated financial statements and we expect that our reported assets and liabilities will significantly increase under the new standard.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which modifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, excess income tax benefits and tax deficiencies related to equity awards that vest or settle will be recognized as income tax expense, rather than within additional paid-in capital on the balance sheet. The recognition of excess tax benefits and losses may create significant volatility in earnings. We do not expect the adoption of the other requirements of this ASU to have a material impact on our consolidated financial statements. The new standard will be effective for us in the first quarter of fiscal year ending February 3, 2018.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on certain specific cash flow issues including proceeds received from the settlement of insurance claims. This guidance requires cash proceeds received from the settlement of insurance claims to be classified on the statement of cash flows on the basis of the related insurance coverage (that is, the nature of the loss). The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted. We do not expect the adoption of this ASU to have a material impact on our consolidated statements of cash flows.

2.            Stock-Based Compensation

Stock-based compensation expense by type of grant for each period presented was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Stock appreciation rights (“SARs”)	$—	$—	$—	$30
Non-vested stock	1,362	1,719	5,311	5,133
Performance shares	(569)	1,278	2,034	3,763
Total compensation expense	793	2,997	7,345	8,926
Related tax benefit	(298)	(1,126)	(2,762)	(3,356)
Stock-based compensation expense, net of tax	$495	$1,871	$4,583	$5,570

As of October 29, 2016, we have unrecognized compensation cost of $18.6 million related to stock-based compensation awards granted. That cost is expected to be recognized over a weighted average period of 2.4 years.

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

The following table summarizes SARs activity for the nine months ended October 29, 2016:

SARs	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, vested and exercisable at January 30, 2016	224,400	$17.16
Forfeited	(39,750)	14.66
Outstanding, vested and exercisable at October 29, 2016	184,650	$17.70	1.1	$—

No SARs were exercised during the nine months ended October 29, 2016. The aggregate intrinsic value of stock options and SARs exercised during the nine months ended October 31, 2015 was $0.9 million.

Non-vested Stock

We grant shares of non-vested stock to our employees and non-employee directors. The non-vested stock converts one-for-one to common stock at the end of the vesting period at no cost to the recipient to whom it is awarded. The vesting period of the non-vested stock ranges from one to four years from the date of grant.

The following table summarizes non-vested stock activity for the nine months ended October 29, 2016:

Non-vested Stock	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 30, 2016	894,526	$20.20
Granted	1,396,947	6.78
Vested	(371,656)	19.45
Forfeited	(238,290)	12.25
Outstanding at October 29, 2016	1,681,527	10.34

The weighted-average grant date fair value for non-vested stock granted during the nine months ended October 29, 2016 and October 31, 2015 was $6.78 and $20.65, respectively. The aggregate intrinsic value of non-vested stock that vested during the nine months ended October 29, 2016 and October 31, 2015, was $2.7 million and $5.4 million, respectively. The payment of the employees’ tax liability for a portion of the vested shares was satisfied by withholding shares with a fair value equal to the tax liability. As a result, the actual number of shares issued during nine months ended October 29, 2016 was 289,757.

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

The following table summarizes information about the performance shares that were outstanding at October 29, 2016:

Period Granted	Target Shares Outstanding at January 30, 2016	Target Shares Granted	Target Shares Vested	Target Shares Forfeited	Target Shares Outstanding at October 29, 2016	Weighted Average Grant Date Fair Value Per Share
2014	160,423	—	(3,438)	(36,667)	120,318	$33.84
2015	223,876	—	(6,983)	(45,707)	171,186	28.33
2016	—	451,680	(5,168)	(90,439)	356,073	8.69
Total	384,299	451,680	(15,589)	(172,813)	647,577

The weighted-average grant date fair value for performance shares granted during the nine months ended October 29, 2016 and October 31, 2015 was $8.69 and $28.33, respectively. For the 2013 performance grant, none of the 112,750 target shares that were outstanding at January 30, 2016 were earned. The aggregate intrinsic value of performance shares that vested during the nine months ended October 29, 2016 and October 31, 2015 was $0.1 million and $4.9 million, respectively.  The payment of the employees’ tax liability for the vested shares was satisfied by withholding shares with a fair value equal to the tax liability. As a result, the actual number of shares issued during nine months ended October 29, 2016 was 11,323.

3.            Debt Obligations

Debt obligations for each period presented consisted of the following (in thousands):

	October 29, 2016	January 30, 2016
Revolving Credit Facility	$231,758	$156,840
Finance obligations	2,981	3,764
Other financing	8,225	5,119
Total debt obligations	242,964	165,723
Less: Current portion of debt obligations	6,372	2,847
Long-term debt obligations	$236,592	$162,876

On October 6, 2014, we entered into a Second Amended and Restated Credit Agreement for a $300.0 million senior secured revolving credit facility (“Revolving Credit Facility”) with a seasonal increase to $350.0 million and a $50.0 million letter of credit subfacility. The Revolving Credit Facility matures on October 6, 2019.

We use the Revolving Credit Facility to provide financing for working capital and general corporate purposes, as well as to finance capital expenditures and to support our letter of credit requirements. Borrowings are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. Inventory, cash and cash equivalents are pledged as collateral. The daily interest rates are determined by a prime rate or LIBOR, plus an applicable margin, as set forth in the Revolving Credit Facility agreement. For the nine months ended October 29, 2016, the weighted average interest rate on outstanding borrowings and the average daily borrowings were 1.83% and $188.0 million, respectively.

Letters of credit issued under the Revolving Credit Facility support certain merchandise purchases and collateralize retained risks and deductibles under various insurance programs. At October 29, 2016, outstanding letters of credit totaled approximately $5.7 million. These letters of credit expire within twelve months of issuance. Excess borrowing availability under the Revolving Credit Facility at October 29, 2016 was $112.2 million.

The Revolving Credit Facility agreement contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends to $30 million in a fiscal year, and (iii) the repurchase of common stock under certain circumstances. The agreement also contains a fixed charge coverage ratio covenant in the event excess availability is below a defined threshold or an event of default has occurred. At October 29, 2016, we were in compliance with all of the debt covenants of the Revolving Credit Facility agreement and we expect to remain in compliance.

During the nine months ended October 29, 2016, we borrowed approximately $5.8 million under an equipment financing note bearing an effective interest rate of 3.2%. The equipment financing note is payable in monthly installments over a three-year term and is secured by certain equipment.

4.            Earnings per Share

The following tables show the computation of basic and diluted earnings per common share for each period presented (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Basic EPS:
Net loss	$(15,634)	$(10,183)	$(31,053)	$(17,205)
Less: Allocation of earnings to participating securities	—	—	—	—
Net loss allocated to common shares	(15,634)	(10,183)	(31,053)	(17,205)

Basic weighted average shares outstanding	27,155	32,017	27,066	31,917
Basic EPS	$(0.58)	$(0.32)	$(1.15)	$(0.54)

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Diluted EPS:
Net loss	$(15,634)	$(10,183)	$(31,053)	$(17,205)
Less: Allocation of earnings to participating securities	—	—	—	—
Net loss allocated to common shares	(15,634)	(10,183)	(31,053)	(17,205)

Basic weighted average shares outstanding	27,155	32,017	27,066	31,917
Add: Dilutive effect of stock awards	—	—	—	—
Diluted weighted average shares outstanding	27,155	32,017	27,066	31,917
Diluted EPS	$(0.58)	$(0.32)	$(1.15)	$(0.54)

The number of shares attributable to stock options, SARs and non-vested stock grants that would have been considered dilutive securities, but were excluded from the calculation of diluted earnings per common share because the effect was anti-dilutive, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Number of anti-dilutive shares due to net loss for the period	20	9	42	52
Number of anti-dilutive SARs due to exercise price greater than average market price of our common stock	187	224	198	158

5.            Stockholders’ Equity

On November 17, 2016, our Board of Directors (“Board”) declared a quarterly cash dividend of $0.15 per share of common stock, payable on December 14, 2016 to shareholders of record at the close of business on November 29, 2016.

6.            Pension Plan

We sponsor a frozen defined benefit pension plan. The components of net periodic pension cost were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Employer service cost	$85	$88	$255	$262
Interest cost	400	391	1,198	1,174
Expected return on plan assets	(437)	(549)	(1,312)	(1,646)
Net loss amortization	225	194	673	581
Net periodic pension cost	$273	$124	$814	$371

Our funding policy is to make contributions to maintain the minimum funding requirements for our pension obligations in accordance with the Employee Retirement Income Security Act. We may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover the short-term liquidity needs of the plan in order to maintain current invested positions. We made no contributions during the nine months ended October 29, 2016.

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

Level 3 –	Inputs that are both unobservable and significant to the overall fair value measurement reflect our estimates of assumptions that market participants would use in pricing the asset or liability.

Financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	October 29, 2016
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (a)(b)	$18,623	$18,623	$—	$—

	January 30, 2016
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (a)(b)	$17,286	$17,286	$—	$—

(a) The liability for the amount due to participants corresponding in value to the securities held in the grantor trust is recorded in other long-term liabilities.
(b) Using the market approach, the fair values of these items represent quoted market prices multiplied by the quantities held. Net gains and losses related to the changes in fair value in the assets and liabilities under the various deferred compensation plans are recorded in selling, general and administrative expenses and were nil for the nine months ended October 29, 2016 and for the fiscal year ended January 30, 2016.

Non-financial assets measured at fair value on a nonrecurring basis were as follows (in thousands):

	October 29, 2016
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Store property, equipment and leasehold improvements (a)	$473	$—	$—	$473

	January 30, 2016
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Store property, equipment and leasehold improvements (a)	$3,895	$—	$—	$3,895

(a) In accordance with ASC No. 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, we review the carrying value of long-lived assets periodically and when events or circumstances indicate a potential impairment has occurred. Using an undiscounted cash flow model, we evaluate the cash flow trends of our stores to identify property, equipment and leasehold improvements that may not be fully recoverable. When a store’s projected undiscounted cash flows indicate impairment, we use a discounted cash flow model to estimate the fair value of the underlying long-lived assets. An impairment write-down is recorded if the carrying value of a long-lived asset exceeds its fair value. Key assumptions in estimating future cash flows include, among other things, expected future operating performance, including expected closure date and lease term, and changes in economic conditions. For the nine months ended October 29, 2016 and fiscal year 2015, we recognized impairment charges of $0.5 million and $10.6 million, respectively. Impairment charges are recorded in cost of sales and related buying, occupancy and distribution expenses. We believe estimated future cash flows are sufficient to support the carrying value of our long-lived assets. If estimated cash flows significantly differ in the future, there could be additional asset impairments.

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

Forward-looking statements are based upon a number of assumptions and factors concerning future conditions that may ultimately prove to be inaccurate and could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements that are made herein and in other reports and releases are not guarantees of future performance and actual results may differ materially from those discussed in such forward-looking statements as a result of various factors. These factors include, but are not limited to, the ability for us to maintain normal trade terms with vendors, the ability for us to comply with the various covenant requirements contained in the Revolving Credit Facility agreement, the demand for apparel, and other factors. The demand for apparel and sales volume can be affected by significant changes in economic conditions, including an economic downturn, employment levels in our markets, consumer confidence, energy and gasoline prices, the value of the Mexican peso, and other factors influencing discretionary consumer spending. Other factors affecting the demand for apparel and sales volume include unusual weather patterns, an increase in the level of competition in our market areas, competitors’ marketing strategies, changes in fashion trends, changes in the average cost of merchandise purchased for resale, availability of product on normal payment terms and the failure to achieve the expected results of our merchandising and marketing plans as well as our store opening or relocation plans. Additional assumptions, factors and risks concerning future conditions are discussed in the Risk Factors section of the Form 10-K, and may be discussed from time to time in our other filings with the SEC, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Most of these factors are difficult to predict accurately and are generally beyond our control.

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

For purposes of the following discussion, all references to the “third quarter 2016” and the “third quarter 2015” are for the 13-week fiscal periods ended October 29, 2016 and October 31, 2015, respectively, and all references to “year-to-date 2016” and “year-to-date 2015” are for the 39-week fiscal periods ended October 29, 2016 and October 31, 2015, respectively.

The financial information, discussion and analysis that follow should be read in conjunction with our consolidated financial statements and the related notes included in this Form 10-Q as well as the financial and other information included in the Form 10-K.

Our Business

We are a retailer operating specialty department stores primarily in small and mid-sized towns and communities. Our merchandise assortment is a well-edited selection of moderately priced brand name and private label apparel, accessories, cosmetics, footwear and home goods. As of October 29, 2016, we operated 820 specialty department stores located in 38 states under the BEALLS, GOODY’S, PALAIS ROYAL, PEEBLES and STAGE nameplates and a direct-to-consumer business.

Results of Operations

Select financial results for the third quarter 2016 were as follows (comparisons are to the third quarter 2015):

•	Net sales decreased $34.4 million, or 9.8%.

•	Comparable sales decreased 8.2%.

•	Gross profit decreased $19.5 million, or 25.6%.

•	Selling, general and administrative (“SG&A”) expenses decreased $7.5 million, or 8.2%.

•	Diluted loss per common share was ($0.58), compared with ($0.32).

•	Adjusted diluted loss per common share (non-GAAP) was ($0.57), compared with ($0.29) (see reconciliation of non-GAAP financial measures on page 17).

•	We declared and paid cash dividends of $4.2 million, or $0.15 per common share.

•	Inventories were down approximately 8%.

2016 Strategy and Outlook

Sales for the year-to-date 2016 were lower compared to the year-to-date 2015, primarily attributable to a decline in traffic in our stores. Sales for the year-to-date 2016 have been particularly challenged in Texas, Louisiana, Oklahoma and New Mexico, which have been impacted by depressed oil prices and the weak Mexican peso. Compared with the first and second quarter 2016, comparable sales for the third quarter 2016 improved slightly. We have responded to the challenging sales environment by controlling our inventories, reducing expenses and lowering capital expenditures.

During the third quarter 2016, we took additional markdowns to move clearance merchandise and we had a clean, fresh inventory position going into the fourth quarter. We have increased our emphasis on gifts for the holiday season, building upon last year’s well received selection of men’s gifts and adding an extensive collection of items for women, including new bath and cosmetic offerings and hair styling products. We also have a strong assortment of seasonal apparel, including lightweight sweaters, fleece and outerwear. In our women’s categories, we have focused on popular trends, such as little black dresses, bomber jackets and fashion boots.

We scaled back our advertising and store expenses during the year-to-date 2016 to be better positioned to invest in these areas for the holiday season. We plan to increase the presence of sales associates in our stores to provide a higher level of customer service during the holiday season and we have several new promotions that align with the heavier shopping periods. We will also be reaching out to more customers through our marketing campaigns to highlight our merchandise offerings and our stores will feature improved signage to showcase our value and compelling price points.

We are offering greater value to our customers with our tender-neutral loyalty program, Style Circle Rewards®, which we launched in the third quarter 2016. This new loyalty club complements our existing private label credit card program and will allow us to better understand our customers’ shopping habits, offer even more personalized promotional offers, and provide attractive rewards. We believe that these loyalty programs provide enhanced benefits to our customers and are powerful tools to drive higher transaction value and frequency of visits.

During the year-to-date 2016, we have made strategic investments in our stores and our e-commerce technology to create a more enjoyable shopping experience for our customers. We remodeled and refreshed an additional 85 stores, and have updated over 200 stores representing approximately 45% of our sales base since the initiative began in 2015. The investments in our stores include improved lighting, upgraded fixtures, comfortable fitting rooms and enhanced layouts. We have also improved the navigation of our website to make it simpler and faster to shop and we continue to enhance the functionality of our mobile app.

As part of our strategic initiative to exit stores that do not meet our sales productivity and profitability benchmarks, we closed 15 stores during the year-to-date 2016, and we expect to close approximately 35 stores in total for 2016.

Non-GAAP Financial Measures

The following supplemental information presents the results from operations for the three and nine months ended October 29, 2016 and October 31, 2015 on a GAAP basis and on a non-GAAP basis to show earnings excluding charges related to: (i) our corporate headquarters consolidation, which includes duplicate rent expense and moving related costs; (ii) severance associated with our workforce reduction initiative; and (iii) our strategic store closures, which includes fixture moving costs and lease termination charges. We believe this supplemental financial information enhances an investor’s understanding of our financial performance as it excludes those items which impact comparability of operating trends.  The non-GAAP financial information should not be considered in isolation or viewed as a substitute for net loss, diluted loss per common share, cash flow from operations or other measures of performance as defined by GAAP.  Moreover, the inclusion of non-GAAP financial information as used herein is not necessarily comparable to other similarly titled measures of other companies due to the potential inconsistencies in the method of presentation and items considered.  The following tables set forth the supplemental financial information and the reconciliation of GAAP disclosures to non-GAAP financial measures (in thousands, except diluted loss per common share):

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net loss (GAAP)	$(15,634)	$(10,183)	$(31,053)	$(17,205)
Consolidation of corporate headquarters (pretax)	—	1,313	110	1,941
Severance charges associated with workforce reduction (pretax)	—	—	794	—
Strategic store closures and other initiatives (pretax)	443	183	1,394	8,834
Income tax impact	(271)	(692)	(989)	(4,224)
Adjusted net loss (non-GAAP)	$(15,462)	$(9,379)	$(29,744)	$(10,654)

Diluted loss per share (GAAP)	$(0.58)	$(0.32)	$(1.15)	$(0.54)
Consolidation of corporate headquarters (pretax)	—	0.04	—	0.06
Severance charges associated with workforce reduction (pretax)	—	—	0.03	—
Strategic store closures and other initiatives (pretax)	0.02	0.01	0.05	0.28
Income tax impact	(0.01)	(0.02)	(0.03)	(0.13)
Adjusted diluted loss per share (non-GAAP)	$(0.57)	$(0.29)	$(1.10)	$(0.33)

Third Quarter 2016 Compared to Third Quarter 2015

The following table sets forth the results of operations for the periods presented (in thousands, except percentages):

	Three Months Ended
	October 29, 2016		October 31, 2015		Change
	Amount	% to Sales (a)	Amount	% to Sales (a)	Amount	%

Net sales	$317,140	100.0%	$351,575	100.0%	$(34,435)	(9.8)%
Cost of sales and related buying, occupancy and distribution expenses	260,550	82.2%	275,479	78.4%	(14,929)	(5.4)%
Gross profit	56,590	17.8%	76,096	21.6%	(19,506)	(25.6)%
Selling, general and administrative expenses	84,564	26.7%	92,096	26.2%	(7,532)	(8.2)%
Interest expense	1,395	0.4%	743	0.2%	652	87.8%
Loss before income tax	(29,369)	(9.3)%	(16,743)	(4.8)%	(12,626)	75.4%
Income tax benefit	(13,735)	(4.3)%	(6,560)	(1.9)%	(7,175)	109.4%
Net loss	$(15,634)	(4.9)%	$(10,183)	(2.9)%	$(5,451)	53.5%

(a) Percentages may not foot due to rounding.

Net Sales

Sales for the third quarter 2016 of $317.1 million decreased $34.4 million, or 9.8%, from $351.6 million for the third quarter 2015. Comparable sales, which are sales in stores that are open for at least 14 full months prior to the reporting period, including direct-to-consumer sales, decreased 8.2% in the third quarter 2016 compared to a 3.5% decrease in the third quarter 2015. Direct-to-consumer sales contributed 0.3% to the comparable sales rate in the third quarter 2016 and 0.4% in the third quarter 2015. The 8.2% decrease in comparable sales reflects a decrease of 12.1% in the number of transactions, partially offset by an increase of 4.4% in average transaction value. The decrease in transactions is primarily attributable to a decline in traffic in our stores. The growth in average transaction value was comprised of a 3.4% decline in average unit retail and an increase of 8.1% in units per transaction. Sales were negatively impacted by unseasonably warm weather and lower consumer demand, especially in our stores in Texas, Louisiana, Oklahoma and New Mexico, which continued to be impacted by depressed oil prices, and in our markets near the Mexican border due to the weak Mexican peso. Comparable sales in these four states were down 9.4%, while comparable sales in the balance of our chain was down 6.8%.

Our best performing merchandise categories were home and cosmetics. Dresses and women’s denim were the best performing apparel categories. Sales of our fall seasonal merchandise, which includes sweaters, outerwear, fleece and boots were lower than expected as a result of warmer temperatures in our markets.

Gross Profit

Gross profit for the third quarter 2016 was $56.6 million, a decrease of $19.5 million or 25.6%, from $76.1 million for the third quarter 2015. Gross profit, as a percent of sales, decreased to 17.8% for the third quarter 2016 from 21.6% for the third quarter 2015. The 3.8% decrease in the gross profit rate reflects a 1.8% increase in merchandise cost of sales rate and a 2% increase in the buying, occupancy and distribution expenses rate. The increase in merchandise cost of sales rate is the result of additional markdowns to drive sales and clear inventories in the third quarter 2016 compared to the third quarter 2015. The increase in the buying, occupancy and distribution expense rate is the result of deleverage from lower sales in the third quarter 2016 compared to the third quarter 2015.

Selling, General and Administrative Expenses

SG&A expenses for the third quarter 2016 decreased $7.5 million to $84.6 million from $92.1 million for the third quarter 2015. The decrease in SG&A expenses for third quarter 2016 compared to the third quarter 2015 is primarily due to lower payroll, advertising and incentive compensation expense. As a percent of sales, SG&A expenses increased to 26.7% for the third quarter 2016 from 26.2% for the third quarter 2015 due to deleverage from lower sales.

Interest Expense

Net interest expense was $1.4 million for the third quarter 2016, compared to $0.7 million for the third quarter 2015. Interest expense is primarily comprised of interest on borrowings under the Revolving Credit Facility, related letters of credit and commitment fees, amortization of debt issuance costs and interest on finance obligations. The increase in interest expense is primarily due to an increase in the average daily borrowings under the Revolving Credit Facility for the third quarter 2016 compared to the third quarter 2015.

Income Taxes

Our effective income tax rate for the third quarter 2016 was 46.8%, resulting in an estimated tax benefit of $13.7 million. This compares to income tax benefit of $6.6 million and effective tax rate of 39.2% for the third quarter 2015. We are currently estimating an annual net loss for fiscal year 2016 which causes permanent tax benefits that would normally reduce the effective tax rate to be reflected as an increased percentage of the net loss.

Year-to-Date 2016 Compared to Year-to-Date 2015

The following table sets forth the results of operations for the periods presented (in thousands, except percentages):

	Nine Months Ended
	October 29, 2016		October 31, 2015		Change
	Amount	% to Sales (a)	Amount	% to Sales (a)	Amount	%

Net sales	$988,275	100.0%	$1,101,804	100.0%	$(113,529)	(10.3)%
Cost of sales and related buying, occupancy and distribution expenses	779,128	78.8%	846,324	76.8%	(67,196)	(7.9)%
Gross profit	209,147	21.2%	255,480	23.2%	(46,333)	(18.1)%
Selling, general and administrative expenses	260,076	26.3%	281,783	25.6%	(21,707)	(7.7)%
Interest expense	3,616	0.4%	1,995	0.2%	1,621	81.3%
Loss before income tax	(54,545)	(5.5)%	(28,298)	(2.6)%	(26,247)	92.8%
Income tax benefit	(23,492)	(2.4)%	(11,093)	(1.0)%	(12,399)	111.8%
Net loss	$(31,053)	(3.1)%	$(17,205)	(1.6)%	$(13,848)	80.5%

(a) Percentages may not foot due to rounding.

Net Sales

Sales for the year-to-date 2016 of $988.3 million decreased $113.5 million, or 10.3%, from $1,101.8 million for the year-to-date 2015. Comparable sales, which are sales in stores that are open for at least 14 full months prior to the reporting period, including direct-to-consumer sales, decreased 8.9% for the year-to-date 2016 compared to a 1.3% decrease for year-to-date 2015. Direct-to-consumer sales contributed 0.2% to the comparable sales rate in the year-to-date 2016 and 0.4% in the year-to-date 2015. The 8.9% decrease in comparable sales reflects a decrease of 13.5% in the number of transactions, partially offset by an increase of 5.3% in average transaction value. The decrease in transactions is primarily attributable to a decline in traffic in our stores. The growth in average transaction value was comprised of a 0.1% improvement in average unit retail and an increase of 5.2% in units per transaction. Sales were negatively impacted by lower consumer demand, especially in our stores in Texas, Louisiana, Oklahoma and New Mexico, which continued to be impacted by depressed oil prices, and in our markets near the Mexican border due to the weak Mexican peso. Comparable sales in these four states were down 11.3%, while comparable sales in the balance of our chain was down 6%.

Our best performing merchandise categories were home, cosmetics and men’s. Activewear and women’s denim were the best performing apparel categories.

Gross Profit

Gross profit for the year-to-date 2016 was $209.1 million, a decrease of $46.3 million, or 18.1%, compared to $255.5 million for the year-to-date 2015. Gross profit, as a percent of sales, decreased to 21.2% for the year-to-date 2016 from 23.2% for the year-to-date 2015. The 2.0% decrease in the gross profit rate reflects a 0.6% increase in merchandise cost of sales rate and a 1.4% increase in the buying, occupancy and distribution expenses rate. The increase in merchandise cost of sales rate is the result of additional markdowns to drive sales and clear inventories in the year-to-date 2016 compared to the year-to-date 2015. The increase in the buying, occupancy and distribution expense rate is the result of deleverage from lower sales and higher depreciation related to strategic investments, partially offset by $8.2 million higher impairment charges recognized in the year-to-date 2015 compared with the year-to-date 2016.

Selling, General and Administrative Expenses

SG&A expenses for the year-to-date 2016 decreased $21.7 million to $260.1 million, from $281.8 million for the year-to-date 2015. The decrease in SG&A expenses is primarily due lower payroll, advertising, benefits and incentive compensation expense. As a percent of sales, SG&A expenses increased to 26.3% for the year-to-date 2016 from 25.6% for the year-to-date 2015 due to deleverage from lower sales.

Interest Expense

Net interest expense was $3.6 million for the year-to-date 2016 and $2.0 million for the year-to-date 2015. Interest expense is primarily comprised of interest on borrowings under the Revolving Credit Facility (see “Liquidity and Capital Resources”), related letters of credit and commitment fees, amortization of debt issuance costs and interest on finance obligations. The increase in interest expense is primarily due to an increase in the average daily borrowings under the Revolving Credit Facility for the year-to-date 2016 as compared with the year-to-date 2015.

Income Taxes

Our effective income tax rate for the year-to-date 2016 was 43.1%, resulting in an estimated tax benefit of $23.5 million. This compares to an income tax benefit of $11.1 million for the year-to-date 2015 at an effective rate 39.2%. We are currently estimating an annual net loss for fiscal year 2016 which causes permanent tax benefits that would normally reduce the effective tax rate to be reflected as an increased percentage of the net loss.

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

Key components of our cash flow are summarized below (in thousands):

	Nine Months Ended
	October 29, 2016	October 31, 2015
Net cash provided by (used in):
Operating activities	$5,254	$(30,833)
Investing activities	(66,757)	(69,119)
Financing activities	63,918	106,221

Operating Activities

During the year-to-date 2016, we generated $5.3 million in cash from operating activities. Net loss, adjusted for non-cash expenses, provided cash of approximately $30.6 million. Changes in operating assets and liabilities used net cash of approximately $32.3 million, which included increases of $133.3 million in merchandise inventories, primarily due to seasonal receipts, and $18.5 million in other assets, partially offset by an increase of $119.5 million in accounts payable and other liabilities primarily related to inventory purchases. Additionally, cash flows from operating activities included construction allowances from landlords of $7.0 million, which funded a portion of the capital expenditures related to leasehold improvements in our new corporate office building and store leasehold improvements in relocated, expanded and remodeled stores.

During the year-to-date 2015, we used $30.8 million in cash from operating activities. Net loss, adjusted for non-cash expenses, provided cash of approximately $50.7 million. Changes in operating assets and liabilities used net cash of approximately $83.7 million, which included increases of $175.8 million in merchandise inventories, primarily due to seasonal receipts and strategic investments in cosmetics, and $3.3 million in other assets, partially offset by an increase of $95.5 million in accounts payable and other liabilities primarily related to inventory purchases. Additionally, cash flows from operating activities included construction allowances from landlords of $2.1 million, which funded a portion of the capital expenditures related to store leasehold improvements in new, relocated, expanded and remodeled stores.

Investing Activities

Capital expenditures were $67.9 million for the year-to-date 2016 compared to $69.2 million for the year-to-date 2015. The decrease in capital expenditures in the year-to-date 2016 compared to the year-to-date 2015 is due to a decrease in store expansions and remodels. We received construction allowances from landlords of $7.0 million in the year-to-date 2016 and $2.1 million in the year-to-date 2015 to fund a portion of the capital expenditures related to store leasehold improvements and our new corporate office building. These funds are recorded as a deferred rent credit on the balance sheet and are recognized as an offset to rent expense over the lease term commencing with the date the allowances are earned.

We estimate that capital expenditures in 2016, net of construction allowances from landlords, will be approximately $65 million as compared to $87 million for 2015. The expenditures are principally for store remodels, expansions and relocations, and investments in our technology and direct-to-consumer business.

Financing Activities

We use the Revolving Credit Facility to provide financing for working capital and general corporate purposes, as well as to finance capital expenditures and to support our letter of credit requirements. Borrowings are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. Inventory, cash and cash equivalents are pledged as collateral. The daily interest rates are determined by a prime rate or LIBOR, plus an applicable margin, as set forth in the Revolving Credit Facility agreement. For the year-to-date 2016, the weighted average interest rate on outstanding borrowings and the average daily borrowings were 1.83% and $188.0 million, respectively, compared to 1.50% and $80.2 million year-to-date 2015. The increase in average daily borrowings for the year-to-date 2016 compared to the year-to-date 2015 is primarily due to stock repurchases made in the fourth quarter 2015 and capital expenditures.

Letters of credit issued under the Revolving Credit Facility support certain merchandise purchases and collateralize retained risks and deductibles under various insurance programs. At October 29, 2016, outstanding letters of credit totaled approximately $5.7 million. These letters of credit expire within twelve months of issuance. Excess borrowing availability under the Revolving Credit Facility at October 29, 2016 was $112.2 million.

The Revolving Credit Facility agreement contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends to $30.0 million in a fiscal year, and (iii) the repurchase of common stock under certain circumstances. The agreement also contains a fixed charge coverage ratio covenant in the event excess availability is below a defined threshold or an event of default has occurred. At October 29, 2016, we were in compliance with all of the debt covenants of the agreement and we expect to remain in compliance.

During the year-to-date 2016, we borrowed approximately $5.8 million under an equipment financing note bearing an effective interest rate of 3.2%. The equipment financing note is payable in monthly installments over a three-year term and is secured by certain equipment.

We paid $12.5 million in cash dividends during the year-to-date 2016. On November 17, 2016, our Board declared a quarterly cash dividend of $0.15 per share of common stock, payable on December 14, 2016 to shareholders of record at the close of business on November 29, 2016.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in our internal control over financial reporting during the three months ended October 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The table below sets forth information regarding our repurchases of common stock during the three months ended October 29, 2016:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)

July 31, 2016 to August 27, 2016	3,818	$6.00	—	$58,351,202

August 28, 2016 to October 1, 2016	8,039	5.37	—	$58,351,202

October 2, 2016 to October 29, 2016	1,195	5.14	—	$58,351,202

Total	13,052	$5.53	—

(a) Although we did not repurchase any of our common stock during the three months ended October 29, 2016 under the 2011 Stock Repurchase Program:

•
We reacquired 2,462 shares of common stock from certain employees to cover tax withholding obligations from the vesting of restricted and performance stock at a weighted average acquisition price of $5.80 per common share; and

•
The trustee of the grantor trust established by us for the purpose of holding assets under our deferred compensation plan purchased an aggregate of 10,590 shares of our common stock in the open market at a weighted average price of $5.47 in connection with the option to invest in our stock under the deferred compensation plan and reinvestment of dividends paid on our common stock held in trust in the deferred compensation plan.

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

Exhibit Number	Description

3*	Amended and Restated Bylaws of Stage Stores, Inc. dated September 15, 2016.

10.1*	Employment Agreement between Thorsten I. Weber and Stage Stores, Inc. dated September 29, 2016.

10.2*	Form of Indemnity Agreement.

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

STAGE STORES, INC.

Dated: December 8, 2016	/s/ Michael L. Glazer
Michael L. Glazer
President and Chief Executive Officer
(Principal Executive Officer)

Dated: December 8, 2016	/s/ Oded Shein
Oded Shein
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)