Form 10-K
period 2017-01-28
STAGE STORES INC
filed 2017-04-04
CIK 6885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-K
 (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2017
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

Registrant’s telephone number, including area code: (800) 579-2302

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
Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☑ Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

As of July 29, 2016 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was $154,962,842 (based upon the closing price of the registrant’s common stock as reported by the New York Stock Exchange on July 29, 2016).

As of March 21, 2017, there were 27,168,594 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders to be held on June 1, 2017, which will be filed within 120 days of the end of the registrant’s fiscal year ended January 28, 2017 (“Proxy Statement”), are incorporated by reference into Part III of this Form 10-K to the extent described therein.

References to a particular year are to Stage Stores, Inc.’s fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year.  For example, a reference to “2014” is a reference to the fiscal year ended January 31, 2015, “2015” is a reference to the fiscal year ended January 30, 2016 and “2016” is a reference to the fiscal year ended January 28, 2017.  2014, 2015 and 2016 each consisted of 52 weeks. Similarly, references to a particular quarter are to Stage Stores, Inc.’s fiscal quarters.

PART I

ITEM 1.                                        BUSINESS

Our Business

Stage Stores, Inc. and its subsidiary (“we,” “us” or “our”) operate specialty department stores primarily in small and mid-sized towns and communities. We provide customers a welcoming and comfortable shopping experience in our stores and through our direct-to-consumer business.  Our merchandise assortment is a well-edited selection of moderately priced brand name and private label apparel, accessories, cosmetics, footwear and home goods. As of January 28, 2017, we operated 798 specialty department stores in 38 states under the BEALLS, GOODY’S, PALAIS ROYAL, PEEBLES and STAGE nameplates and a direct-to-consumer business.

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

Competition

The retail industry is highly competitive, with competition coming from both brick-and-mortar stores as well as e-commerce. We view our ability to provide our customers the options of shopping both in store and online, particularly in underserved markets, as a competitive advantage. Additional competitive advantages over local retailers and small regional chains in the small to mid-sized communities include (i) economies of scale (ii) strong vendor relationships (iii) a widely used private label credit card and (iv) extensive experience in small and mid-size markets. In larger markets where we compete against other national department store chains, we distinguish ourselves by striving to offer a high level of customer service and the advantage of generally being in neighborhood locations with convenient parking and easy access.

Our Competitive Strengths

We believe the following strengths differentiate us from our competitors and are key drivers of our success:

Unique Real Estate Positioning and Strong Store Economics. Our stores are predominantly located in small towns and communities with populations of less than 150,000 people. We predominantly lease our locations and are generally secondary users of space, allowing us to secure advantageous occupancy terms. Our average store of 18,000 square feet creates an opportunity to offer a selection that feels comprehensive and curated in an inviting environment.

Trend-Right, Brand Name Merchandise Delivered at a Compelling Value. Our stores and direct-to-consumer business carry a broad selection of trend-right, brand name apparel, accessories, cosmetics, footwear and home goods for the entire family. Our buyers identify and purchase nationally recognized, quality brands and trend-right styles our customers find compelling from respected brands such as Adidas, Calvin Klein, Carters, Chaps, Clinique, Dockers, Estee Lauder, Izod, Levi’s, Nautica, Nike, Nine West and Skechers. Our value proposition for moderately priced, brand name merchandise includes discount and promotional offers. We believe our use of discount and promotional offers generates customer excitement and drives loyalty and repeat shopping.

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

Stores

Store Openings and Closures.  We did not open any new stores during 2016 and do not plan to open new stores in 2017. As part of a strategic evaluation of our store portfolio in 2015, we announced a multi-year plan to close stores that we believe do not have the potential to meet our sales productivity and profitability standards. Since then, we have closed 60 stores, including 37 stores during 2016. We expect to close approximately 100 stores in total through 2019, with 15 to 20 store closures anticipated for 2017. We continually review the profitability of each store and will consider closing a store if the expected store performance does not meet our financial hurdle rates. The closure of these stores is expected to improve our ability to effectively allocate capital, deliver higher sales productivity and be accretive to earnings.

Expansion, Relocation and Remodeling.  During 2016, we completed 86 store remodels, relocations and expansions. Since we began our store remodel initiative in 2015, we have updated over 200 stores representing approximately 45% of our sales base. We believe that our investment in these stores improves the store environment and helps us create an inviting and differentiated shopping experience. Our store remodels are designed to create a bright, fun and comfortable environment and include upgrades ranging from improved lighting, flooring, paint, fixtures, fitting rooms, visual merchandising and signage, to more extensive expansion projects.

Store count and selling square footage by nameplate are as follows:

	Number of Stores			Selling Square Footage (in thousands)
	January 30, 2016	2016 Activity Net Changes(a)	January 28, 2017	January 30, 2016	2016 Activity Net Changes	January 28, 2017
Bealls	205	(1)	204	4,119	43	4,162
Goody's	250	(26)	224	3,949	(480)	3,469
Palais Royal	52	(3)	49	1,110	(47)	1,063
Peebles	193	(6)	187	3,523	(94)	3,429
Stage	134	—	134	2,429	36	2,465
Total	834	(36)	798	15,130	(542)	14,588

(a) One store, which had been temporarily closed and was not included in the store count as of January 30, 2016, was relocated and reopened in 2016.

Utilizing a ten-mile radius from each store, approximately 65% of our stores are located in communities with populations below 50,000 people, while an additional 19% of our stores are located in communities with populations between 50,000 and 150,000 people.  The remaining 16% of our stores are located in higher-density markets with populations greater than 150,000 people, such as Houston, San Antonio and Lubbock, Texas. The store count and selling square footage by market area population are as follows:

	Number of Stores			Selling Square Footage (in thousands)
Population	January 30, 2016	2016 Activity Net Changes(a)	January 28, 2017	January 30, 2016	2016 Activity Net Changes	January 28, 2017
Less than 50,000	538	(15)	523	8,717	(165)	8,552
50,000 to 150,000	167	(18)	149	3,412	(310)	3,102
Greater than 150,000	129	(3)	126	3,001	(67)	2,934
Total	834	(36)	798	15,130	(542)	14,588

(a) One store, which had been temporarily closed and was not included in the store count as of January 30, 2016, was relocated and reopened in 2016.

Direct-to-Consumer

In our ongoing effort to enhance the customer experience, we are focused on providing customers with a seamless experience across our channels. Our direct-to-consumer business, which consists of our e-commerce website and Send program, enables us to reach customers with additional convenience and assortment of merchandise, acquire customers beyond our local markets, and further build our brand. Our e-commerce website, which we launched in 2010, features a broader assortment of the merchandise categories found in our stores, as well as additional product offerings. Our in-store Send program allows customers to have merchandise shipped directly to their homes if the preferred size or color is not available in their local store.

As our omni-channel strategy continues to mature, it is increasingly difficult to distinguish between store sales and direct-to-consumer sales. Below are few examples of how our stores and direct-to-consumer business intersect:

•	Stores increase online sales by providing customers opportunities to view, touch and/or try on physical merchandise before ordering online.

•	Many customers preview our merchandise online before making a purchase in our stores.

•	Most online purchases can easily be returned in our stores.

•	In 2016, we introduced buy online, ship to store, which gives our customers the option to have online purchases shipped for free to a local store.

•	Style Circle Rewards® can be redeemed online or in stores regardless of where they are earned.

•	Customers may apply coupons from our website or mobile app to their purchase when they check out in the store.

•	Online orders may be shipped from one of our distribution centers, a store, a direct ship vendor or any combination of the above.

Providing our customers the opportunity to engage with us through multiple channels is part of a cohesive business strategy that helps us build our brand loyalty. Customers that shop with us both online and in stores spend, on average, 3 times more than customers that shop only in our stores.

Merchandising

We offer a well-edited selection of moderately priced, branded merchandise within distinct merchandise categories of women’s, men’s and children’s apparel, accessories, cosmetics, footwear and home goods. Our direct-to-consumer business allows us to extend the breadth of our assortments and offer additional products.

The following table sets forth the distribution of net sales among our various merchandise categories:

	Fiscal Year
Merchandise Category	2016	2015	2014
Women’s	37%	38%	38%
Men’s	17	17	17
Children's	12	11	11
Footwear	13	13	13
Accessories	7	7	8
Cosmetics/Fragrances	10	10	9
Home/Gifts/Other	4	4	4
	100%	100%	100%

Merchandise selections reflect current styles and trends and merchandise mix may also vary from store to store to accommodate differing demographic, regional and climate characteristics. Our buying and planning team uses technology tools such as size pack optimization and store level markdown optimization. These tools allow us to better fulfill customer needs by tailoring size assortments by store and by being more targeted in how we markdown merchandise by climate and store.

Approximately 82% of sales consist of nationally recognized brands such as Adidas, Calvin Klein, Carters, Chaps, Clinique, Dockers, Estee Lauder, G by Guess, Izod, Jessica Simpson, Levi’s, Nike, Nine West and Skechers, while the remaining 18% of sales are private label merchandise.

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

Direct-to-consumer orders are predominantly filled from our distribution center in Jacksonville, Texas and to a lesser extent from our Jeffersonville, Ohio distribution center, select stores and directly from our vendors.

Marketing

Our marketing strategy is designed to establish and reward brand loyalty. The strategy supports each store’s position as the destination for desirable styles and nationally recognized brands at an attractive value in a comfortable and welcoming environment. Our marketing strategy leverages (i) consumer insight from brand and customer research, (ii) identified customer purchase history and (iii) emerging technology and trends in retail marketing.

We use a multi-media advertising approach, including broadcast media, digital media, mobile media, local newspaper inserts and direct mail. In addition, we leverage our private label credit card to create strong customer loyalty through compelling offers, dedicated events for cardholders, and updates on the latest deliveries in our stores.

We consider our private label credit card program and Style Circle Rewards®, our tender-neutral loyalty program, to be vital components of our business because these loyalty programs (i) enhance customer loyalty, (ii) allow us to identify and regularly contact our best customers and (iii) create a comprehensive database that enables us to implement targeted and personalized marketing messages. Private label credit card purchases represented 47%, 44% and 40% of our sales in 2016, 2015 and 2014, respectively. In the third quarter of 2016, we launched Style Circle Rewards® to encourage and reward customer loyalty for both private label credit cardholders and non-cardholders. These loyalty programs allow us to better understand and respond to our customers’ shopping habits and are powerful tools to drive higher transaction value and frequency of visits.

Brand image is an important part of our marketing program. Our principal trademarks, including the BEALLS, GOODY’S, PALAIS ROYAL, PEEBLES and STAGE trademarks, have been registered with the U.S. Patent and Trademark Office. We have also registered trademarks used in connection with our private label merchandise. We regard our trademarks and their protection as important to our success.

We maintain a connection to the communities we serve and operate a locally based giving campaign called 30 Days of Giving under our Community Counts program. In 2016, through our Community Counts program and other efforts like our Bears that Care program, we helped raise approximately $2.1 million for the communities we serve.

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

We have a store level markdown optimization tool, which is focused on pricing items on a style-by-style basis at the appropriate price, based on inventory levels and sales history to maximize revenue and profitability.  Our assortment planning system allows us to create customer-centric assortments aligned to sales strategies. The system also facilitates cleaner seasonal transitions and fresher merchandise in stores. We continue to expand the utilization and effectiveness of our merchandise planning system in order to maximize the generation of sales and gross margin. In 2016, we implemented new systems to support our Style Circle Rewards® loyalty program and omni-channel order management, and we introduced buy online, ship to store.

We utilize a point-of-sale (“POS”) platform with bar code scanning, electronic credit authorization, instant credit, a returns database and gift card processing in all our stores.  The POS platform allows us to capture customer specific sales data for use in our merchandising, marketing and loss prevention systems, while servicing our customers. The POS platform also manages coupon and deal-based pricing, which streamlines the checkout process and improves store associate adherence to promotional markdown policies.

Our Employees

At January 28, 2017, we employed approximately 12,400 hourly and salaried employees. Employee levels vary during the year as we traditionally hire additional sales associates and increase the hours of part-time sales associates during peak seasonal selling periods.  We consider our relationship with our employees to be good, and there are no collective bargaining agreements in effect with respect to any of our employees.

Seasonality

Our business is seasonal and sales are traditionally lower during the first three quarters of the fiscal year (February through October) and higher during the last quarter of the fiscal year (November through January).  The fourth quarter usually accounts for approximately 32% of our annual sales, with each of the other quarters accounting for approximately 22% to 24%. Working capital requirements fluctuate during the year as well and generally reach their highest levels during the third and fourth quarters.

Available Information

We make available, free of charge, through the “Investor Relations” section of our website (www.stagestoresinc.com)
under the “Financial Reports” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). In this Form 10-K, we incorporate by reference certain information from parts of our Proxy Statement for our 2017 Annual Meeting of Shareholders (“Proxy Statement”).

Also in the “Investor Relations” section of our website (www.stagestoresinc.com) under the “Corporate Governance” and “Financial Reports” captions, the following information relating to our corporate governance may be found: Corporate Governance Guidelines; charters of our Board of Directors’ Audit, Compensation, and Corporate Governance and Nominating Committees; Code of Ethics and Business Conduct; Code of Ethics for Senior Officers; Chief Executive Officer and Chief Financial Officer certifications related to our SEC filings; and transactions in our securities by our directors and executive officers. The Code of Ethics and Business Conduct applies to all of our directors and employees. The Code of Ethics for Senior Officers applies to our Chief Executive Officer, Chief Financial Officer, Controller and other individuals performing similar functions, and contains provisions specifically applicable to the individuals serving in those positions. We intend to post amendments to and waivers from, if any, our Code of Ethics and Business Conduct (to the extent applicable to our directors and executive officers) and our Code of Ethics for Senior Officers in the “Investor Relations” section of our website (www.stagestoresinc.com) under the “Corporate Governance” caption. We will provide any of the foregoing information without charge upon written request to our Secretary. The contents of our websites are not part of this report.

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

Forward-looking statements are based upon a number of assumptions and factors concerning future conditions that may ultimately prove to be inaccurate and could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements that are made herein and in other reports and releases are not guarantees of future performance and actual results may differ materially from those discussed in such forward-looking statements as a result of various factors. These factors include, but are not limited to, the ability for us to maintain normal trade terms with vendors, the ability for us to comply with the various covenant requirements contained in the Revolving Credit Facility agreement (as defined in “Liquidity and Capital Resources”), the demand for apparel, and other factors. The demand for apparel and sales volume can be affected by significant changes in economic conditions, including an economic downturn, employment levels in our markets, consumer confidence, energy and gasoline prices, the value of the Mexican peso, and other factors influencing discretionary consumer spending. Other factors affecting the demand for apparel and sales volume include unusual weather patterns, an increase in the level of competition, competitors’ marketing strategies, changes in fashion trends, changes in the average cost of merchandise purchased for resale, availability of product on normal payment terms and the failure to achieve the expected results of our merchandising and marketing plans as well as our store opening or relocation plans. Additional assumptions, factors and risks concerning future conditions are discussed in the Risk Factors section of this Form 10-K, and may be discussed from time to time in our other filings with the SEC, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Most of these factors are difficult to predict accurately and are generally beyond our control.

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

Our ability to achieve the results contemplated by forward-looking statements is subject to a number of factors, any one, or a combination, of which could materially affect our business, financial condition, results of operations, or liquidity. Described below are certain risk factors that management believes are applicable to our business and the industry in which we operate.  There may also be additional risks that are presently immaterial or unknown.

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

An economic downturn or decline in consumer confidence may negatively impact our business and financial condition. Our results of operations are sensitive to changes in general economic and political conditions that impact consumer discretionary spending, such as employment levels, taxes, energy and gasoline prices and other factors influencing consumer confidence. We have extensive operations in the South Central, Southeastern and Mid-Atlantic states. Many stores are located in small towns and rural environments that are substantially dependent upon the local economy. We also have concentrations of stores in areas where the local economy is heavily dependent on the oil and gas industry, particularly in portions of Texas, Louisiana, Oklahoma, and New Mexico. A decline in crude oil prices may negatively impact employment in those communities, resulting in reduced consumer confidence and discretionary spending. Additionally, approximately 3% of our stores contributing approximately 6% of our 2016 sales are located in cities that either border Mexico or are in close proximity to Mexico. A devaluation of the Mexican peso will reduce the purchasing power of those customers who are citizens of Mexico. In such an event, revenues attributable to these stores could be reduced. In 2015 and 2016, we experienced pressure on our business in areas that are heavily dependent on the oil industry and near the Mexican border. If those pressures continue or there is an additional economic downturn or decline in consumer confidence, particularly in the South Central, Southeastern and Mid-Atlantic states and any state from which we derive a significant portion of our net sales (such as Texas or Louisiana), our business, financial condition and cash flows will be negatively impacted and such impact may be material.

Unusual weather patterns or natural disasters may negatively impact our financial condition.  Our business depends, in part, on normal weather patterns in our markets.  We are susceptible to unseasonable and severe weather conditions, including natural disasters, such as hurricanes and tornadoes.  Any unusual or severe weather, especially in states such as Texas and Louisiana, may have a material and adverse impact on our business, financial condition and cash flows. In addition, our business, financial condition and cash flow may be adversely affected if the businesses of our key vendors or their merchandise manufacturers, shippers, carriers and other merchandise transportation service providers, including those outside of the United States, are disrupted due to severe weather, such as, but not limited to, hurricanes, typhoons, tornadoes, tsunamis or floods.

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

Failure to successfully operate our e-commerce website or fulfill customer expectations may adversely impact our business and sales.   Our e-commerce platform provides another channel to generate sales.  We believe that our e-commerce website will drive incremental sales by providing existing customers another opportunity to shop with us and allowing us to reach new customers.  If we do not successfully meet the challenges of operating an e-commerce website or fulfilling customer expectations, our business and sales may be adversely affected.

We face significant competition in the retail apparel industry, which may adversely affect our sales and profitability.  The retail apparel business is highly competitive. We compete with local, regional, national and online retailers, including department, specialty and discount stores, direct-to-consumer businesses and other forms of retail commerce. The Internet and evolving technologies in retail have led to increased competition as there are fewer barriers to entry and consumers are able to quickly and conveniently comparison shop. We compete on many factors, such as, merchandise assortment, advertising, price, quality, convenience, customers’ shopping experience, store environment, service, loyalty programs and credit availability. Unanticipated changes in the pricing and other practices of our competitors may create downward pressure on prices and lower demand for our products, which may adversely impact our sales and profitability.

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

Risks associated with our carriers, shippers and other providers of merchandise transportation services may have a material adverse effect on our business and financial condition.  Our vendors rely on shippers, carriers and other  merchandise transportation service providers (collectively “Transportation Providers”) to deliver merchandise from their manufacturers, both in the United States and abroad, to the vendors’ distribution centers in the United States.  Transportation Providers are also responsible for transporting merchandise from their vendors’ distribution centers to our distribution centers.  We also rely on Transportation Providers to transport merchandise from our distribution centers to our stores and to our customers in the case of direct-to-consumer sales.  However, if work slowdowns, stoppages, weather or other disruptions affect the transportation of merchandise between the vendors and their manufacturers, especially those manufacturers outside the United States, between the vendors and us, or between us and our e-commerce customers, our business, financial condition and cash flows may be adversely affected.

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

A disruption of our information technology systems may have a material adverse impact on our business and financial condition.  We are heavily dependent on our information technology systems for day-to-day business operations, including sales, warehousing, distribution, purchasing, inventory control, merchandise planning and replenishment, and financial systems.  Certain of our information technology support functions are performed by third-parties in overseas locations. While we believe that we are diligent in selecting the vendors that assist us in maintaining the reliability and integrity of our information technology systems, failure by any of these third-parties to implement and/or manage our information systems and infrastructure effectively and securely could result in future disruptions, service outages, service failures or unauthorized intrusions. Despite our precautionary efforts, our information technology systems are vulnerable to damage or interruption from, among other things, natural or man-made disasters, technical malfunctions, inadequate systems capacity, power outages, computer viruses and security breaches, which may require significant investment to fix or replace, and we may suffer loss of critical data and interruptions or delays to our operations in the interim. In addition, as part of our normal course of business, we collect, process and retain sensitive and confidential customer information. Potential risks include, but are not limited to, the following: (i) an intrusion by a hacker, (ii) the introduction of malware (virus, Trojan horse, spyware), (iii) hardware failure, (iv) outages due to software defects and (v) human error.  Although we run anti-virus and anti-spyware software and take other steps to ensure that our information technology systems will not be disabled or otherwise disrupted, there are no assurances that disruptions will not occur. The consequences of a disruption, depending on the severity, may have a material adverse effect on our business and financial condition and may expose us to civil, regulatory and industry actions and possible judgments, fees and fines.

A security breach that results in unauthorized disclosure of customer, employee, vendor or our company information may adversely impact our business, reputation and financial condition. In the standard course of business, we receive, process and store information about our customers, employees, vendors and our business, some of which is entrusted to third-party service providers and vendors. We also work with third-party service providers and vendors that provide technology, systems and services that we use in connection with the receipt, storage and transmission of this information. Hardware, software or applications obtained from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise our information security. We rely on commercially available systems, software, tools (including encryption technology) and monitoring to provide security and oversight for processing, transmission, storage and the protection of confidential information. Despite the security measures we have in place, our facilities and systems (and those of our vendors and third party service providers) may be vulnerable to security breaches, acts of vandalism and theft, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Our employees, contractors, vendors or third party service providers may attempt to circumvent our security measures in order to misappropriate such information, and may purposefully or inadvertently cause a breach involving such information. Additionally, unauthorized parties may attempt to gain access to our systems or facilities through fraud, trickery, or other means of deceit. We have programs in place to detect, contain and respond to data security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, we may be unable to anticipate these techniques or implement adequate preventive measures to safeguard against all data security breaches or misuses of data. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer, employee or company information may severely damage our reputation, cause us to incur significant remediation costs, expose us to the risks of legal proceedings (including fines or other regulatory sanctions), disrupt our operations, attract a substantial amount of negative media attention, damage our customer relationships, and otherwise have a material adverse impact on our reputation, business, operating results, financial condition and cash flows.

We are subject to payment-related risks that may increase our operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business. We accept payments using a variety of methods, including cash, checks, credit and debit cards, and gift cards, and we may offer new payment options over time. Acceptance of these payment options subjects us to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. These requirements may change over time or be reinterpreted, making compliance more difficult or costly. We rely on third parties to provide payment processing services and pay interchange and other fees, which may increase over time and raise our operating costs. On October 1, 2015, the payment cards industry began shifting liability for certain debit and credit card transactions to retailers who do not accept Europay, MasterCard and Visa (“EMV”) chip technology transactions. We have not yet implemented EMV chip technology. Implementation of the EMV chip technology and receipt of final certification is subject to the time availability of third-party service providers and may require upgrades to our systems and hardware. Further, we may experience a decrease in transaction volume if we cannot process transactions for cardholders whose card issuer has migrated entirely from magnetic strip to EMV chip enabled cards. Until we are able to fully implement and certify the EMV chip technology in our stores, we may be liable for chargebacks related to counterfeit transactions generated through EMV chip enabled cards, which could negatively impact our operational results, financial position and cash flows.

Our failure to attract, develop and retain qualified employees may negatively impact the results of our operations. We strive to have well-trained and motivated sales associates provide customers with exceptional service.  Our success depends in part upon our ability to attract, develop and retain a sufficient number of qualified employees, including store, service and administrative personnel. Competition for key personnel in the retail industry is intense and our future success will depend on our ability to recruit, train, and retain our senior executives and other qualified personnel.

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

Our business may be materially and adversely affected by changes to fiscal and tax policies. The new U.S. presidential administration has called for substantial change to fiscal tax policies, which may include comprehensive tax reform. We cannot predict the impact, if any, of these changes to our business. It is likely that some policies adopted by the new administration will benefit us and others will negatively affect us. Until we know what changes are enacted, we will not know whether in total we will benefit from, or be negatively affected by, the changes.

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

Changes in our private label credit card program may adversely affect our sales and/or profitability. Our private label credit card (“PLCC”) program facilitates sales and generates additional revenue under our profit sharing agreement with the unrelated third party which owns the PLCC accounts receivable.  PLCC sales represented 47% of total sales in 2016, and PLCC customers spend more on average than non-PLCC customers. We receive a share of the net finance charges, late fees, other cardholder fees, write-offs, and operating expenses generated by the program.  Changes in credit granting standards maintained by the third party, which may be due to macroeconomic trends, could impact our ability to generate new PLCC accounts.  Changes in customer payment patterns could impact profit sharing by impacting fee income, write-offs, and operating expense.  If the sales or profit share which we receive from the PLCC decreases due to economic, legal, social, or other factors that we cannot control or predict, our operating results, financial condition and cash flows may be adversely affected.

The Revolving Credit Facility contains covenants that may impose operating restrictions and limits our borrowing capacity to the value of certain of our assets. The Revolving Credit Facility agreement contains covenants which, among other things, restrict (i) the amount of additional debt or capital lease obligations we may incur, and (ii) our payment of dividends and repurchase of common stock under certain circumstances. A violation of any of these covenants may permit the lenders to restrict our ability to further access loans and letters of credit and may require the immediate repayment of any outstanding loans. Our failure to comply with these covenants may have a material adverse effect on our capital resources, financial condition, results of operations and liquidity. In addition, any material or adverse developments affecting our business may significantly limit our ability to meet our obligations as they become due or to comply with the various covenant requirements contained in the Revolving Credit Facility agreement. In addition, borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory, and our inventory, cash and cash equivalents are pledged as collateral under the Revolving Credit Facility. In the event of any material decrease in the amount of or appraised value of our inventory, our borrowing capacity would decrease, which may adversely impact our business and liquidity. In the event of a default that is not cured or waived, the lenders’ commitment to extend further credit under the Revolving Credit Facility may be terminated, our outstanding obligations may become immediately due and payable, outstanding letters of credit may be required to be cash collateralized, and remedies may be exercised against the collateral. If we are unable to borrow under the Revolving Credit Facility, we may not have the necessary cash resources for our operations and, if any event of default occurs, there is no assurance that we would have the cash resources available to repay such accelerated obligations, refinance such indebtedness on commercially reasonable terms, or at all, or cash collateralize our letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and liquidity.

The inability or unwillingness of one or more lenders to fund their commitment under the Revolving Credit Facility may have a material adverse impact on our business and financial condition. We use the Revolving Credit Facility to provide financing for working capital, capital expenditures and other general corporate purposes, as well as to support our outstanding letters of credit requirements.  The lenders under the Revolving Credit Facility are: Wells Fargo Bank, National Association, JPMorgan Chase Bank, N.A., Regions Bank, Bank of America, N.A. and SunTrust Bank. Notwithstanding that we may be in full compliance with all covenants contained in the Revolving Credit Facility, the inability or unwillingness of one or more of those lenders to fund their commitment under the Revolving Credit Facility may have a material adverse impact on our business and financial condition.

Unexpected costs may arise from our current insurance program and our financial performance may be affected. Our insurance coverage is subject to deductibles, self-insured retentions, limits of liability and similar provisions that we believe are prudent based on the dispersion of our operations. However, we may incur certain types of losses that we cannot insure or which we believe are not economically reasonable to insure, such as losses due to acts of war, employee and certain other crime and some natural disasters. If we incur these losses and they are material, our business could suffer. Certain material events, including property losses caused by various natural disasters and other types of casualties, may result in sizable losses for the insurance industry and adversely impact the availability of adequate insurance coverage or result in excessive premium increases. To offset negative cost trends in the insurance market, we may elect to self-insure, accept higher deductibles or reduce the amount of coverage in response to these market changes. In addition, we self-insure a portion of expected losses under our workers’ compensation, general liability and group health insurance programs. Unanticipated changes in any applicable actuarial assumptions and management estimates underlying our recorded liabilities for these losses, including potential increases in medical and indemnity costs, could result in materially different amounts of expense than expected under these programs, which may have a material adverse effect on our financial condition and results of operations. Although we continue to maintain property insurance for catastrophic events, we are self-insured for losses up to the amount of our deductibles. If we experience a greater number of self-insured losses than we anticipate, our financial performance may be adversely affected.

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

ITEM 1B.                          UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                          PROPERTIES

Our stores are primarily located in strip shopping centers. We own six of our stores and lease the balance. The majority of leases, which are typically for an initial 10-year term and often with two renewal options of five years each, provide for our payment of base rent plus expenses, such as common area maintenance, utilities, taxes and insurance. Certain leases provide for contingent rents that are not measurable at inception.  These contingent rents are primarily based on a percentage of sales that are in excess of a predetermined level.  Stores range in size from approximately 5,000 to 67,000 selling square feet, with the average being approximately 18,000 selling square feet.  At January 28, 2017, we operated 798 stores, in 38 states located within 5 regions, as follows:

	Number of Stores		Number of Stores
South Central Region		Midwestern Region
Arkansas	22	Illinois	6
Louisiana	52	Indiana	24
Oklahoma	35	Iowa	2
Texas	227	Kansas	9
	336	Michigan	15
Mid-Atlantic & Northeastern Region		Missouri	14
Delaware	3	Ohio	30
Maryland	6	Wisconsin	4
New Jersey	5		104
Pennsylvania	32	Northwestern & Southwestern Region
Virginia	35	Arizona	7
West Virginia	10	Colorado	6
Massachusetts	2	Idaho	3
New Hampshire	2	Nevada	5
New York	20	New Mexico	19
Vermont	4	Oregon	4
	119	Utah	3
Southeastern Region		Wyoming	1
Alabama	28		48
Florida	6
Georgia	33
Kentucky	34	Total Stores	798
Mississippi	21
North Carolina	24
South Carolina	19
Tennessee	26
	191

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

Market and Dividend Information
Our common stock trades on the New York Stock Exchange under the symbol “SSI”.  The following table sets forth the high and low market prices per share of our common stock as reported by the New York Stock Exchange and the amount of cash dividends per common share we paid during each quarter in 2016 and 2015:

	Fiscal Year
	2016			2015
	High	Low	Dividend	High	Low	Dividend
1st Quarter	$9.00	$6.60	$0.150	$23.26	$19.09	$0.140
2nd Quarter	7.57	4.44	0.150	20.27	15.85	0.140
3rd Quarter	6.56	4.97	0.150	18.05	8.85	0.150
4th Quarter	5.88	2.72	0.150	10.70	6.00	0.150

We paid aggregate cash dividends in 2016 and 2015 of $16.7 million and $18.7 million, respectively. The declaration and payment of future quarterly cash dividends remain subject to the review and discretion of our Board. Future determinations to pay dividends will continue to be evaluated in light of our results of operations, cash flow and financial condition, as well as meeting certain criteria under the Revolving Credit Facility (as defined in “Liquidity and Capital Resources”) and other factors deemed relevant by our Board.

Holders
As of the close of trading on the New York Stock Exchange on March 21, 2017 there were approximately 242 holders of record of our common stock.

Performance Graph

The annual changes for the five-year period shown in the following graph are based on the assumption that $100 had been invested in each of our common stock, the S&P 500 Index and the S&P 1500 Department Stores Index on January 27, 2012 (the last trading date of 2011), and that all quarterly dividends were reinvested at the closing prices of the dividend payment dates. Subsequent measurement points are the last trading days of 2012, 2013, 2014, 2015 and 2016. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on January 27, 2017 (the last trading date of 2016).  The calculations exclude trading commissions and taxes. The stock price performance on the following graph and table is not necessarily indicative of future stock price performance.

Date	Stage Stores, Inc.	S&P 500 Index	S&P 1500 Department Stores Index
1/27/2012	$100.00	$100.00	$100.00
2/1/2013	148.29	117.61	103.75
1/31/2014	129.39	141.49	117.53
1/30/2015	135.75	161.61	146.46
1/29/2016	59.02	160.54	107.54
1/27/2017	21.76	194.04	87.15

Stock Repurchase Program

On March 7, 2011, our Board approved a stock repurchase program (“2011 Stock Repurchase Program”) which authorized us to repurchase up to $200.0 million of our outstanding common stock. The 2011 Stock Repurchase Program will expire when we have exhausted the authorization, unless terminated earlier by our Board. Through January 28, 2017, we repurchased approximately $141.6 million of our outstanding common stock under the 2011 Stock Repurchase Program. Also in March 2011, our Board authorized us to repurchase shares of our outstanding common stock equal to the amount of the proceeds and related tax benefits from the exercise of stock options, stock appreciation rights (“SARs”) and other equity grants. Purchases of shares of our common stock may be made from time to time, either on the open market or through privately negotiated transactions, and are financed by our existing cash, cash flow and other liquidity sources, as appropriate.

The table below sets forth information regarding our repurchases of our common stock during the fourth quarter of 2016:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)

October 30, 2016 to November 26, 2016	5,481	$4.78	—	$58,351,202

November 27, 2016 to December 31, 2016	9,194	4.71	—	58,351,202

January 1, 2017 to January 28, 2017	2,710	3.59	—	58,351,202

Total	17,385	$4.56	—

(a) Although we did not repurchase any of our common stock during the fourth quarter of 2016 under the 2011 Stock Repurchase Program:

•
We reacquired 3,718 shares of our common stock from certain employees to cover tax withholding obligations from the vesting of restricted stock at a weighted average acquisition price of $4.46 per share; and

•
The trustee of the grantor trust established by us for the purpose of holding assets under our deferred compensation plan purchased an aggregate of 13,667 shares of our common stock in the open market at a weighted average price of $4.58 in connection with the option to invest in our stock under the deferred compensation plan and reinvestment of dividends paid on our common stock held in trust in the deferred compensation plan.

(b) Reflects the $200.0 million authorized under the 2011 Stock Purchase Program, less the $141.6 million repurchased as of January 28, 2017 using our existing cash, cash flow and other liquidity sources since March 2011.

ITEM 6.                                        SELECTED FINANCIAL DATA

The following sets forth selected consolidated financial data for the periods indicated. Financial results for 2016, 2015, 2014, and 2013 are based on a 52-week period. Financial results for 2012 are based on a 53-week period. The selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements included herein.  All amounts are stated in thousands, except for per share data, percentages and number of stores.

	Fiscal Year
	2016	2015	2014	2013	2012
Statement of operations data:
Net sales	$1,442,718	$1,604,433	$1,638,569	$1,609,481	$1,627,702
Cost of sales and related buying, occupancy and distribution expenses	1,144,666	1,208,002	1,188,763	1,172,995	1,168,907
Gross profit	298,052	396,431	449,806	436,486	458,795

Selling, general and administrative expenses	356,064	387,859	386,104	393,126	389,495
Interest expense	5,051	2,977	3,002	2,744	3,011
Income from continuing operations before income tax	(63,063)	5,595	60,700	40,616	66,289

Income tax expense (benefit)	(25,166)	1,815	22,847	15,400	24,373
Income (loss) from continuing operations	(37,897)	3,780	37,853	25,216	41,916
Loss from discontinued operations, net (a)	—	—	(7,003)	(8,574)	(3,737)
Net income (loss)	$(37,897)	$3,780	$30,850	$16,642	$38,179
Adjusted net income (loss) (non-GAAP) (b)	$(24,078)	$16,182	$37,853	$39,986	$46,296

Basic earnings (loss) per share data:
Continuing operations	$(1.40)	$0.12	$1.18	$0.78	$1.32
Discontinued operations	—	—	(0.22)	(0.27)	(0.12)
Basic earnings (loss) per share	$(1.40)	$0.12	$0.96	$0.51	$1.20
Basic weighted average shares outstanding	27,090	31,145	31,675	32,034	31,278

Diluted earnings (loss) per share data:
Continuing operations	$(1.40)	$0.12	$1.18	$0.77	$1.31
Discontinued operations (a)	—	—	(0.22)	(0.26)	(0.12)
Diluted earnings (loss) per share	$(1.40)	$0.12	$0.96	$0.51	$1.19
Adjusted diluted earnings (loss) per share (non-GAAP) (b)	$(0.89)	$0.51	$1.18	$1.22	$1.44
Diluted weighted average shares outstanding	27,090	31,188	31,763	32,311	31,600

Margin and other data:
Gross profit margin	20.7%	24.7%	27.5%	27.1%	28.2%
Selling, general and administrative expense rate	24.7%	24.2%	23.6%	24.4%	23.9%
Capital expenditures	$74,257	$90,695	$70,580	$61,263	$49,489
Construction allowances from landlords	7,079	3,444	5,538	4,162	4,193
Stock repurchases	—	41,587	2,755	31,367	61
Cash dividends per share	0.60	0.58	0.53	0.48	0.38

	Fiscal Year
	2016	2015	2014	2013	2012
Store data:
Comparable sales growth (decline) (c)	(8.8)%	(2.0)%	1.4%	(1.5)%	5.7%
Store openings (d)	—	3	18	28	25
Store closings (d)	37	23	12	10	5
Number of stores open at end of period (d)	798	834	854	848	830
Total selling area square footage at end of period (d)	14,588	15,130	15,409	15,313	15,255

	January 28,	January 30,	January 31,	February 1,	February 2,
	2017	2016	2015	2014	2013
Balance sheet data:
Working capital	$296,091	$344,880	$299,279	$293,995	$259,260
Total assets	786,989	848,099	824,677	810,837	794,871
Debt obligations	170,163	165,723	47,388	63,225	12,329
Stockholders' equity	380,160	429,753	475,930	454,444	464,870

(a) Discontinued operations reflect the results of Steele’s, which was divested in 2014.

(b) See Reconciliation of Non-GAAP Financial Measures on page 24 for additional information and reconciliation to the most directly comparable U.S. GAAP financial measure.

(c) We follow the retail reporting calendar, which included an extra week of sales in the fourth quarter of 2012. However, many retailers report comparable sales on a shifted calendar, which excludes the first week of 2012 rather than the fifty-third week. On this shifted basis, comparable sales decreased 1.1% for 2013.

(d) Excludes Steele’s stores which are reflected in discontinued operations.

Reconciliation of Non-GAAP Financial Measures

To provide additional transparency, we have disclosed the results of operations for the years presented on a basis in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and on a non-GAAP basis to show earnings excluding certain items presented below. We believe this supplemental financial information enhances an investor’s understanding of our financial performance as it excludes those items which impact comparability of operating trends. The non-GAAP financial information should not be considered in isolation or viewed as a substitute for net income, cash flow from operations, diluted earnings per common share or other measures of performance as defined by GAAP.  Moreover, the inclusion of non-GAAP financial information as used herein is not necessarily comparable to other similarly titled measures of other companies due to the potential inconsistencies in the method of presentation and items considered. The following tables set forth the supplemental financial information and the reconciliation of GAAP disclosures to non-GAAP financial measures (in thousands, except diluted earnings per share):

	Fiscal Year
	2016	2015	2014	2013	2012
Net income (loss) (GAAP)	$(37,897)	$3,780	$30,850	$16,642	$38,179
Loss from discontinued operations, net of tax benefit of $4,228, $5,237 and $2,172, respectively (GAAP)(a)	—	—	7,003	8,574	3,737
Income (loss) from continuing operations (GAAP)	(37,897)	3,780	37,853	25,216	41,916
Consolidation of corporate headquarters (pretax)(b)	110	3,538	—	—	—
Severance charges associated with workforce reductions and pension settlement (pretax)(c)	1,632	2,633	—	—	—
Store closures, impairments and other strategic initiatives (pretax)(d)	21,256	12,186	—	—	—
South Hill Consolidation related charges (pretax)(e)	—	—	—	23,789	3,618
Former Chief Executive Officer resignation related charges (pretax)(f)	—	—	—	—	3,308
Income tax impact(g)	(9,179)	(5,955)	—	(9,019)	(2,546)
Adjusted net income (loss) (non-GAAP)	$(24,078)	$16,182	$37,853	$39,986	$46,296

Diluted earnings (loss) per share (GAAP)	$(1.40)	$0.12	$0.96	$0.51	$1.19
Loss from discontinued operations (GAAP)(a)	—	—	(0.22)	(0.26)	(0.12)
Diluted earnings (loss) per share from continuing operations (GAAP)	(1.40)	0.12	1.18	0.77	1.31
Consolidation of corporate headquarters (pretax)(b)	—	0.11	—	—	—
Severance charges associated with workforce reduction and pension settlement (pretax)(c)	0.06	0.08	—	—	—
Store closures, impairments and other strategic initiatives (pretax)(d)	0.78	0.39	—	—	—
South Hill Consolidation related charges (pretax)(e)	—	—	—	0.73	0.11
Former Chief Executive Officer resignation related charges (pretax)(f)	—	—	—	—	0.10
Income tax impact(g)	(0.33)	(0.19)	—	(0.28)	(0.08)
Adjusted diluted earnings (loss) per share (non-GAAP)	$(0.89)	$0.51	$1.18	$1.22	$1.44

(a) Discontinued operations reflect the results of Steele’s, which was divested in 2014.

(b) Reflects duplicate rent expense and moving related costs associated with the consolidation of our corporate headquarters into a single location, which was completed in February 2016.

(c) Includes severance charges associated with workforce reductions and pension settlement of $0.7 million in 2015 as a result of lump sum payments exceeding interest cost for 2015.

(d) Charges in 2016 reflect impairment charges recognized as a result of deteriorating operating performance of our stores (see Notes 3 and 4 to the financial statements) and costs related to our strategic store closure plan and other initiatives announced in 2015. Charges reflected for 2015 are related to our strategic store closure plan and primarily consist of impairment charges as well as fixture moving costs and lease termination charges, and other strategic initiatives.

(e) Reflects charges associated with the consolidation of our operations in South Hill, Virginia, into our corporate headquarters. The charges were primarily for transitional payroll and benefits, recruiting and relocation costs, severance, property and equipment impairment and inventory markdowns.

(f) Reflects charges incurred associated with the resignation of our former Chief Executive Officer.

(g) Taxes were allocated based on the annual effective tax rate.

ITEM 7.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

We are a retailer operating specialty department stores primarily in small and mid-sized towns and communities. We provide customers a welcoming and comfortable shopping experience in our stores and online. Our merchandise assortment is a well-edited selection of moderately priced brand name and private label apparel, accessories, cosmetics, footwear and home goods. As of January 28, 2017, we operated 798 specialty department stores located in 38 states under the BEALLS, GOODY’S, PALAIS ROYAL, PEEBLES and STAGE nameplates and a direct-to-consumer business.

On March 7, 2014, we divested Steele’s, an off-price concept that we launched in November 2011, in order to focus solely on our core specialty department store business. Accordingly, the results of operations of Steele’s and loss on the sale are reflected in discontinued operations for all periods presented. Our results of operations for all periods presented within this Management’s Discussion and Analysis reflect continuing operations. For additional information regarding discontinued operations, see Note 15 to the consolidated financial statements.

Results of Operations
Select financial results for 2016 were as follows (comparisons are to 2015):

•	Net sales decreased $161.7 million, or 10.1%, to $1.4 billion.

•	Comparable sales decreased 8.8%.

•	Gross profit decreased $98.4 million, or 24.8%.

•	Diluted earnings (loss) per common share was $(1.40), compared with $0.12.

•	Adjusted diluted earnings (loss) per common share (non-GAAP) was $(0.89), compared with $0.51 (see reconciliation of non-GAAP financial measures on page 24).

•	Cash dividends of $16.7 million, or $0.60 per share, were paid.

2016 Strategy and Results

While 2016 was a difficult year for our business, our sector, and certain of our geographies, we made progress in evolving our business model to meet the changing habits of our customer. Despite our depressed results of operations caused by challenges in the retail industry, as well as headwinds in our stores near the Mexican border and in energy exposed communities, we did accomplish or make significant strides on strategic initiatives that we expect to position us for improved productivity and profitability over time.

•
We continued to grow our direct-to-consumer business by enhancing our customer online shopping experience. We launched website navigation and search improvements to make shopping easier and faster. We also introduced buy online, ship to store, giving our customer more convenient shopping options. In addition, we expanded our online assortment to include seven times more product than an average store, giving her additional options when she shops. Finally, we made investments in digital marketing and our mobile site, as well as to our supply chain, to support continued online growth.

•	We evolved our product assortment to offer more contemporary fashions and brands, adding categories within existing brands, and extending existing brands to additional stores.

•
We launched Style Circle Rewards®, our tender-neutral loyalty program, which complements our existing private label credit card and will allow us to better understand our customers’ shopping habits, offer more personalized promotional offers, and provide attractive rewards. We ended the year with 4.7 million members, including our private label credit card holders. In addition, we grew our private label credit card penetration by 290 basis points to 47.3% of sales, with credit income increasing 2%.

•	We enhanced our store environment with 86 stores refreshed, bringing us to over 200 updated stores to date as a part of our remodel program.

•	We closed 37 stores, and ended the year with 60 locations closed out of the approximately 100 locations we have planned as part of our strategic store closure program.

2017 Strategy and Outlook

Our key strategic initiatives for 2017, which we call our JumpStart Plan, are to:

•
Continue to build our online business, with further enhancements to the site design and functionality, improved mobile capabilities, additional digital marketing, expanded assortments, and investments in our supply chain. We will also work to better connect stores and our online platform by leveraging buy online, ship to store capabilities, and make online ordering available in-store from our registers.

•
Invigorate merchandise with more newness, an emphasis on style and value, and an expanded gift selection. We will be building more liquidity into our merchandise plans, as well as adding off-price and close-out buys. In addition, we will be reducing underperforming categories and shifting our emphasis into key categories where we believe we can achieve substantial gains, including beauty, plus sizes, gifts, and women’s updated and contemporary apparel.

•	Build on beauty by adding smaller Clinique and Estee Lauder counters to approximately 30 stores and expanding assortments within beauty, bath and body across the store base.

•	Recover merchandise margin by reducing promotional discount levels, eliminating overlapping coupons, and enhancing seasonal transitions.

•
Improve our relationship with our customers by connecting with her through the channels she uses most often and with more relevant messages. This includes shifting to more digital and email marketing, enhancing our loyalty programs, and emphasizing that she can “Find something new at Stage” in our marketing.

•
Enhance the store experience for our customers by emphasizing service and execution through our sell one more initiative. We are simplifying tasks to enable our store associates to direct their attention on providing exceptional service to our customers.

While we expect to continue facing external headwinds and reduced traffic in our stores, we believe that there are multiple opportunities to drive sales and enhance our financial performance by continuing to focus on giving our customers style and value with a great experience. From a profitability perspective, we believe we can begin to rebuild margins and will continue our disciplined expense controls. A primary objective of our 2017 financial plan is to generate positive free cash flow (defined as net cash provided by operating activities less capital expenditures net of proceeds related to retirements). We will do this by operating efficiently, improving comparable sales and margin through our JumpStart Plan, reducing capital expenditures, and improving working capital so it is a source of cash. Overall, we believe we are making the right investments in the right areas of our business to energize our brand, stores, website, and customers, and ultimately drive long-term shareholder value.

The financial information, discussion and analysis that follow should be read in conjunction with our Consolidated Financial Statements and accompanying footnotes included in this Form 10-K.

2016 Compared to 2015

	Fiscal Year Ended
	January 28, 2017		January 30, 2016		Change
	Amount	% to Sales (a)	Amount	% to Sales (a)	Amount	%
Net sales	$1,442,718	100.0%	$1,604,433	100.0%	$(161,715)	(10.1)%
Cost of sales and related buying, occupancy and distribution expenses	1,144,666	79.3%	1,208,002	75.3%	(63,336)	(5.2)%
Gross profit	298,052	20.7%	396,431	24.7%	(98,379)	(24.8)%
Selling, general and administrative expenses	356,064	24.7%	387,859	24.2%	(31,795)	(8.2)%
Interest expense	5,051	0.4%	2,977	0.2%	2,074
Income (loss) before income tax	(63,063)	(4.4)%	5,595	0.3%	(68,658)
Income tax expense (benefit)	(25,166)	(1.7)%	1,815	0.1%	(26,981)
Net income (loss)	$(37,897)	(2.6)%	$3,780	0.2%	$(41,677)

(a) Percentages may not foot due to rounding.

Net Sales

Sales decreased 10.1% to $1,442.7 million in 2016 from $1,604.4 million in 2015, reflecting a decline in comparable sales and closed stores. Comparable sales includes sales for stores that were open for at least 14 full months prior to the reporting period and direct-to-consumer sales. Comparable sales decreased 8.8% in 2016 as compared to 2015, attributable to a decrease of 13.2% in the number of transactions, partially offset by an increase of 5.1% in average transaction value. The increase in average transaction value was comprised of a 1.6% decline in average unit retail and an increase of 6.8% in units per transaction. During 2016 and 2015, we experienced a decline in traffic in our stores and lower consumer demand, especially in our stores in Texas, Louisiana, Oklahoma and New Mexico, which were impacted by depressed oil prices, and in our markets near the Mexican border due to the devaluation of the Mexican peso. Comparable sales in these four states were down 11.1%, while comparable sales in the balance of our chain were down 6.0%.

Comparable sales increase (decrease) by quarter is presented below:

	Fiscal Year
	2016	2015
1st Quarter	(8.5)%	(1.1)%
2nd Quarter	(9.8)	0.8
3rd Quarter	(8.2)	(3.5)
4th Quarter	(8.5)	(3.4)
Total Year	(8.8)%	(2.0)%

Our home/gifts, cosmetics and men’s categories outperformed our comparable sales average. Home, gifts, cosmetics and dresses were strong performers across merchandise categories.

Gross Profit

Gross profit in 2016 was $298.1 million, a decrease of 24.8% from $396.4 million in 2015.  Gross profit, as a percent of sales, decreased 400 basis points to 20.7% in 2016 from 24.7% in 2015. The decrease in the gross profit rate reflects a decrease in merchandise margin of 140 basis points, as a result of additional promotions and markdowns to drive sales and clear inventory, and an increase in the buying, occupancy and distribution expenses rate of 260 basis points due to deleverage from lower sales in 2016 compared to 2015, increased rent and depreciation associated with remodeled stores and store impairment charges. In 2016, we recorded store impairment charges of $19.9 million compared to $10.6 million in 2015.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses in 2016 decreased $31.8 million to $356.1 million from $387.9 million in 2015.  As a percent of sales, SG&A expenses increased to 24.7% in 2016 from 24.2% in 2015 as a result of deleverage from lower sales in the current year. The decrease in SG&A expenses is primarily due to lower payroll, advertising, incentive compensation and lower charges incurred in 2016 related to our corporate headquarters consolidation and severance costs associated with our workforce reduction compared to 2015.

Interest Expense

Interest expense was $5.1 million in 2016 and $3.0 million in 2015. Interest expense was primarily comprised of interest on borrowings under the Revolving Credit Facility, related letters of credit and commitment fees, amortization of debt issuance costs and interest on finance obligations. The increase in interest expense is primarily due to an increase in average borrowings and interest rate under the Revolving Credit Facility for 2016 as compared with 2015.

Income Taxes

Our effective tax rate was 39.9% in 2016, resulting in tax benefit of $25.2 million. This compares to income tax expense of $1.8 million in 2015 at an effective rate of 32.4%. The prior year effective tax rate was lower than usual due to the low net income which increased the net beneficial effect of permanent book-tax differences. The current year increase in the effective tax rate is primarily due to net loss, which causes permanent tax benefits, which included a $0.7 million benefit associated with the favorable resolution of an uncertain tax position under audit, that would normally reduce the effective tax rate to be reflected as an increased percentage of the net loss.

2015 Compared to 2014

	Fiscal Year Ended
	January 30, 2016		January 31, 2015		Change
	Amount	% to Sales (a)	Amount	% to Sales (a)	Amount	%

Net sales	$1,604,433	100.0%	$1,638,569	100.0%	$(34,136)	(2.1)%
Cost of sales and related buying, occupancy and distribution expenses	1,208,002	75.3%	1,188,763	72.5%	19,239	1.6%
Gross profit	396,431	24.7%	449,806	27.5%	(53,375)	(11.9)%
Selling, general and administrative expenses	387,859	24.2%	386,104	23.6%	1,755	0.5%
Interest expense	2,977	0.2%	3,002	0.2%	(25)
Income before income tax	5,595	0.3%	60,700	3.7%	(55,105)
Income tax expense	1,815	0.1%	22,847	1.4%	(21,032)
Income from continuing operations	3,780	0.2%	37,853	2.3%	(34,073)
Loss from discontinued operations, net of tax benefit of $0 and $4,228, respectively	—	—%	(7,003)	(0.4)%	7,003
Net income	$3,780	0.2%	$30,850	1.9%	$(27,070)

(a) Percentages may not foot due to rounding.

Net Sales

Sales decreased 2.1% to $1,604.4 million in 2015 from $1,638.6 million in 2014.  Comparable sales decreased by 2.0% in 2015 as compared to 2014, attributable to a decline in traffic, partially offset by an increase in average unit retail. Sales in 2015 were negatively impacted by lower consumer demand in our markets near the Mexican border due to the devaluation of the Mexican peso and in energy exposed communities mostly in Texas, Louisiana, Oklahoma and New Mexico. In addition, sales in the fourth quarter 2015 were negatively impacted by unfavorable weather.

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

Gross Profit

Gross profit in 2015 was $396.4 million, a decrease of 11.9% from $449.8 million in 2014.  Gross profit as a percent of sales decreased 280 basis points to 24.7% in 2015 from 27.5% in 2014. The decrease in the gross profit rate reflects a decrease in merchandise margin of 110 basis points, as a result of additional promotions and markdowns to drive sales and clear inventory, and an increase in the buying, occupancy and distribution expenses rate of 170 basis points due to impairment charges of $10.6 million, or 0.7% of sales, related to our store closures, higher store depreciation and rent expense, and increased strategic investments in omni-channel, technology and stores in 2015 compared to 2014.

Selling, General and Administrative Expenses

SG&A expenses in 2015 increased $1.8 million to $387.9 million from $386.1 million in 2014.  As a percent of sales, SG&A expenses increased to 24.2% in 2015 from 23.6% in 2014 and primarily reflects deleverage from lower sales in 2015. The increase in SG&A expenses reflects charges incurred in 2015 related to our corporate headquarters consolidation, severance and other costs associated with a reduction in corporate headcount, and a pension settlement charge, partially offset by lower incentive compensation costs.

Interest Expense

Interest expense was $3.0 million in 2015 and 2014, respectively.  Interest expense was primarily comprised of interest on borrowings under the Revolving Credit Facility, related letters of credit and commitment fees, amortization of debt issuance costs, and interest on finance obligations. Interest expense in 2015 was flat compared to 2014 due to primarily due to the timing of borrowings under the Revolving Credit Facility.

Income Taxes

Our effective tax rate in 2015 was 32.4%, resulting in tax expense of $1.8 million. This compares to income tax expense of $22.8 million from continuing operations in 2014 at an effective rate of 37.6%. The 2015 effective tax rate was lower than usual due to low net income which increased the net beneficial effect of permanent book-tax differences.

Seasonality and Inflation

Historically, our business has been seasonal and sales are traditionally lower during the first three quarters of the fiscal year (February through October) and higher during the last quarter of the fiscal year (November through January). The fourth quarter usually accounts for approximately 32% of our annual sales, with each of the other quarters accounting for approximately 22% to 24%.  Working capital requirements have fluctuated during the year and generally reached their highest levels during the third and fourth quarters.  We do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

The following table shows quarterly information (unaudited) (in thousands, except per share amounts):

	Fiscal Year 2016
	Q1	Q2	Q3	Q4
Net sales	$332,750	$338,385	$317,140	$454,443
Gross profit	66,987	85,570	56,590	88,905
Net income (loss)	(15,460)	41	(15,634)	(6,844)

Basic earnings (loss) per share	$(0.57)	$—	$(0.58)	$(0.25)
Diluted earnings (loss) per share	(0.57)	—	(0.58)	(0.25)

Basic weighted average shares	26,932	27,111	27,155	27,163
Diluted weighted average shares	26,932	27,175	27,155	27,163

	Fiscal Year 2015
	Q1	Q2	Q3	Q4
Net sales	$369,313	$380,916	$351,575	$502,629
Gross profit	80,929	98,455	76,096	140,951
Net income (loss)	(8,637)	1,615	(10,183)	20,985

Basic earnings (loss) per share	$(0.27)	$0.05	$(0.32)	$0.72
Diluted earnings (loss) per share	(0.27)	0.05	(0.32)	0.71

Basic weighted average shares	31,750	31,982	32,017	28,828
Diluted weighted average shares	31,750	32,013	32,017	28,848

Liquidity and Capital Resources

Our liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows, (iii) normal trade credit terms from our vendors and their factors and (iv) the Revolving Credit Facility. Our primary cash requirements are for operational needs, including rent and salaries, seasonal inventory purchases, capital investments in our stores, direct-to-consumer business and information technology. We also have used our cash flows and other liquidity sources to pay quarterly cash dividends.

While there can be no assurances, we believe that our sources of liquidity will be sufficient to cover working capital needs, planned capital expenditures and debt service requirements for the remainder of 2017 and the foreseeable future.

Key components of our cash flow are summarized below (in thousands):

	Fiscal Year
	2016	2015	2014
Net cash provided by (used in):
Operating activities	$84,284	$40,300	$102,214
Investing activities	(73,078)	(90,977)	(67,634)
Financing activities	(13,890)	49,999	(32,177)

Operating Activities

During 2016, we generated $84.3 million in cash from operating activities. Net loss, adjusted for non-cash expenses, provided cash of approximately $40.1 million.  Changes in operating assets and liabilities generated net cash of approximately $37.1 million, which included a $26.6 million decrease in merchandise inventories, a decrease in other assets of $0.8 million and an increase in accounts payable and other liabilities of $9.8 million. Additionally, cash flows from operating activities included construction allowances from landlords of $7.1 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores and our new corporate office building.

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

Investing Activities

The following table summarizes key information about our investing activities for each period presented (in thousands, except number of stores):

	Fiscal Year
	2016	2015	2014
Capital expenditures	$74,257	$90,695	$70,580
Construction allowances received from landlords	7,079	3,444	5,538
Capital expenditures, net of construction allowances	$67,178	$87,251	$65,042

Number of stores remodeled, relocated and expanded	86	122	26
Number of new stores (a)	—	3	18

(a) 2014 includes one Steele's store.

Capital expenditures in 2016 were primarily for store remodels, expansions and relocations and investments in our technology and omni-channel. Construction allowances received from landlords were used to fund a portion of the capital expenditures related to store leasehold improvements in remodeled and relocated stores and our new corporate office building. These funds have been recorded as deferred rent credits in the balance sheet and are amortized as an offset to rent expense over the lease term commencing with the date the allowances were contractually earned.

We estimate that capital expenditures in 2017, net of construction allowances from landlords, will be approximately $35 to $40 million. The expenditures are principally for store remodels, expansions and relocations, new cosmetic counters, and investments in our technology, omni-channel and supply chain.

Financing Activities

On December 16, 2016, we entered into an amendment to our senior secured revolving credit facility (“Revolving Credit Facility”). The amendment increased total capacity under the facility from $350.0 million to $450.0 million, including a $50.0 million seasonal increase and $25.0 million letter of credit sublimit, and extended the term from October 6, 2019 until December 16, 2021.

We use the Revolving Credit Facility to provide financing for working capital and general corporate purposes, as well as to finance capital expenditures and to support our letter of credit requirements. Borrowings are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. Inventory, cash and cash equivalents are pledged as collateral. The daily interest rates are determined by a prime rate or LIBOR, plus an applicable margin, as set forth in the Revolving Credit Facility agreement. During 2016, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 1.9% and $192.4 million, respectively, as compared to 1.53% and $102.5 million in 2015. The increase in average daily borrowings for 2016 compared to the 2015 is primarily due to stock repurchases made in the fourth quarter 2015 and capital expenditures.

Letters of credit issued under the Revolving Credit Facility support certain merchandise purchases and collateralize retained risks and deductibles under various insurance programs. At January 28, 2017, we had outstanding letters of credit totaling approximately $6.4 million. These letters of credit expire within twelve months of issuance. Excess availability under the Revolving Credit Facility at January 28, 2017 was $122.3 million.

The Revolving Credit Facility agreement contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends to $30 million in a fiscal year, and (iii) the repurchase of common stock under certain circumstances. The agreement also contains a fixed charge coverage ratio covenant in the event excess availability is below a defined threshold or an event of default has occurred. At January 28, 2017, we were in compliance with all of the financial covenants of the Revolving Credit Facility agreement and expect to continue to be in compliance in 2017.

During 2016, we borrowed approximately $5.8 million under an equipment financing note bearing an effective interest rate of 3.2%. The equipment financing note is payable in monthly installments over a three-year term and is secured by certain equipment.

We paid $16.7 million in cash dividends in 2016. On February 16, 2017, our Board declared a quarterly cash dividend of $0.15 per share on our common stock, payable on March 15, 2017, to shareholders of record at the close of business on February 28, 2017.

As of January 28, 2017, we had $58.4 million available under the 2011 Stock Repurchase Program authorized on March 7, 2011, which authorized us to repurchase up to $200.0 million of our outstanding common stock.

Contractual Obligations

We have contractual commitments for purchases of merchandise inventories, services arising in the ordinary course of business, letters of credit, Revolving Credit Facility and other debt service and leases. The following table summarizes payments due under our contractual obligations at January 28, 2017 (in thousands).  These items are discussed in further detail in Note 6 and Note 11 to the consolidated financial statements.

		Payment Due by Period
Contractual Obligations(a)	Total	Less Than One Year	1-3 Years	4-5 Years	More than 5 Years
Revolving Credit Facility(b)	$159,702	$—	$—	$159,702	$—
Documentary letters of credit (c)	1,317	1,317	—	—	—
Finance obligations:
Principal payments	2,708	1,159	1,549	—	—
Interest payments	334	207	127	—	—
Other long-term debt obligations:
Principal payments	7,753	5,255	2,498	—	—
Interest payments	214	160	54	—	—
Operating lease obligations (d)	493,758	93,607	152,948	110,571	136,632
Purchase obligations (e)	174,314	160,690	11,154	2,460	10
Other long-term liabilities (f)	1,000	1,000	—	—	—
Total contractual obligations	$841,100	$263,395	$168,330	$272,733	$136,642

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

(b) Includes principal and interest accrued as of January 28, 2017.

(c) These documentary letters of credit support the importing of private label merchandise. We also had outstanding stand-by letters of credit that totaled approximately $5.1 million at January 28, 2017 required to collateralize retained risks and deductibles under various insurance programs. The estimated liability that will be paid in cash related to stand-by letters of credit supporting insurance programs is reflected in accrued expenses.  If we fail to make payments when due, the beneficiaries of letters of credit could make demand for payment under the letters of credit.
(d) We have operating leases related to office, property and equipment. Certain operating leases have provisions for step rent or escalation payments. We record rent expense on a straight-line basis, evenly dividing rent expense over the lease term, including the build-out period, if any, and where appropriate, applicable available lease renewal option periods. However, this accounting treatment does not affect the future annual operating lease cash obligations as shown herein. We record construction allowances from landlords as a deferred rent credit when earned. Such deferred rent credit is amortized over the related term of the lease, commencing with the date we contractually earned the construction allowance, as a reduction of rent expense.

Certain leases provide for contingent rents that are not measurable at inception. These contingent rents are primarily based on a percentage of sales that are in excess of a predetermined level. These amounts are excluded from minimum rent and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable.

(e) Purchase obligations include legally binding contracts for merchandise, utility purchases, capital expenditures, software acquisition/license commitments and legally binding service contracts. For the purposes of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Included in purchase obligations are outstanding purchase orders in the ordinary course of business for merchandise of $140.4 million that are typically made up to six months in advance of expected delivery. For non-merchandise purchase obligations, if the obligation to purchase goods or services is non-cancelable, the entire value of the contract is also included in the above table. If the obligation is cancelable, and we would incur liquidated damages if canceled, the dollar amount of the liquidated damages is included as a “purchase obligation.” We fully expect to receive the benefits of the goods or services in connection with fulfilling our obligation under these agreements. The expected timing for payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the timing of receipt of goods or services or changes to agreed-upon amounts for some obligations.
(f) Other long-term liabilities consist of deferred rent, deferred compensation, pension liability, deferred revenue and other (see Note 7 to the consolidated financial statements). Deferred rent of $43.4 million is included as a component of “operating lease obligations” in the contractual obligations table. Deferred compensation and pension liability are not included in the contractual obligations table as the timing of future payments is indeterminable.

Our funding policy is to make contributions to maintain the minimum funding requirements for our pension obligations in accordance with the Employee Retirement Income Security Act of 1974, as amended (“ERISA”).  We may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover short-term liquidity needs of our defined benefit plan in order to maintain current invested positions. We had no minimum contribution requirements for 2015 and 2016. We expect to contribute approximately $0.9 million during 2017.
We had no unrecognized tax benefits at January 28, 2017.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The primary estimates underlying our consolidated financial statements include the valuation of inventory, the impairment analysis on long-lived assets, the valuation of intangible assets, self-insurance reserves and the estimated liability for pension obligations.  We caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.  Therefore, actual results may differ materially from these estimates.  We base our estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances.  The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Vendor Allowances. We receive consideration from our merchandise vendors in the form of allowances and reimbursements.  Given the promotional nature of our business, the allowances are generally intended to offset our costs of handling, promoting, advertising and selling the vendors’ products in our stores. These allowances are recognized in accordance with ASC Subtopic 605-50, Customer Payments and Incentives. Vendor allowances related to the purchase of inventory are recorded as a reduction to the cost of inventory until sold. Vendor allowances are recognized as a reduction of cost of goods sold or the related selling expense when the purpose for which the vendor funds were intended to be used has been fulfilled and amounts have been authorized by vendors.

Impairment of Long-Lived Assets.  Property, plant and equipment and other long-lived assets are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the asset’s physical condition, the future economic benefit of the asset, any historical or future profitability measurements and other external market conditions or factors that may be present.  If such impairment indicators are present or other factors exist that indicate the carrying amount of the asset may not be recoverable, we determine whether impairment has occurred through the use of an undiscounted cash flow analysis of the asset at the lowest level for which identifiable cash flows exist.  If impairment has occurred, we recognize a loss for the difference between the carrying amount and the estimated fair value of the asset. Management’s judgment is necessary to estimate fair value.

Intangible Assets and Impairment of Intangible Assets. Indefinite life intangible assets are tested for impairment annually or more frequently when indicators of impairment exist. As a part of the acquisition of Peebles, Inc. in 2003, we acquired the rights to the PEEBLES trade name and trademark (collectively, the “Trademark”), which was identified as an indefinite life intangible.  The value of the Trademark was determined to be $14.9 million at the time of the Peebles, Inc. acquisition. We completed our annual impairment testing during the fourth quarter of 2016 and determined that the fair value exceeded the carrying value by less than 10%.

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

Frozen Defined Benefit Plan.  We maintain a frozen defined benefit plan.  The plan’s obligations and related assets are presented in Note 13 to the consolidated financial statements.  The plan’s assets are invested in actively managed and indexed mutual funds of domestic and international equities and investment-grade corporate bonds and U.S. government securities. The plan’s obligations and the annual pension expense are determined by independent actuaries using a number of assumptions. Key assumptions in measuring the plan’s obligations include the discount rate applied to future benefit obligations and the estimated future return on plan assets.  At January 28, 2017, assumptions used were a weighted average discount rate of 4.3% and a weighted average long-term rate of return on the plan assets of 7.0%.

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

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires employers that offer or maintain defined benefit plans to disaggregate the service component from the other components of net benefit cost and provides guidance on presentation of the service component and the other components of net benefit cost in the statement of operations. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017. We are currently evaluating the impact that the adoption of ASU 2017-07 will have on our consolidated financial statements.

ITEM 7A.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Borrowings under the Revolving Credit Facility bear a floating rate of interest.  As of January 28, 2017, the outstanding borrowings under the Revolving Credit Facility were $159.7 million.  On future borrowings, an increase in interest rates may have a negative impact on our results of operations and cash flows.  During 2016, we had average daily borrowings of $192.4 million bearing a weighted average interest rate of 1.9%.  A hypothetical 10% change from the weighted average interest rate would have a $0.4 million effect on our 2016 annual results of operations and cash flows.

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

Management’s Annual Report on Internal Control Over Financial Reporting

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures based on the framework and criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that our internal control over financial reporting was effective as of January 28, 2017.

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

Changes in Internal Control over Financial Reporting

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the internal control over financial reporting and concluded that no change in our internal control over financial reporting occurred during the fourth quarter ended January 28, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                          OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following information pertains to our executive officers as of March 21, 2017:

Name	Age	Position
Michael L. Glazer	68	President and Chief Executive Officer, Director
Thorsten I. Weber	46	Executive Vice President, Chief Merchandising Officer
William E. Gentner	48	Executive Vice President, Chief Marketing Officer
Steven L. Hunter	46	Executive Vice President, Chief Information Officer
Russell A. Lundy, II	54	Executive Vice President, Chief Stores Officer
Oded Shein	55	Executive Vice President, Chief Financial Officer and Treasurer
Chadwick P. Reynolds	43	Senior Vice President, Chief Legal Officer and Secretary
Richard E. Stasyszen	56	Senior Vice President, Finance and Controller

Mr. Glazer joined us in April 2012 as President and Chief Executive Officer. He has served as a member of our Board since August 2001. Mr. Glazer served as the President and CEO of Mattress Giant Corporation from October 2009 to April 2012.

Mr. Weber joined us in July 2013 as Senior Vice President, Planning and Allocation and was promoted to Executive Vice President, Chief Merchandise Officer in September 2016. Most recently, he served as Senior Vice President, Planning and Allocation with Kohl’s Corporation.  Previously, he spent 10 years with J.C. Penney Company, Inc., where he ultimately held the position of Senior Vice President, Planning and Allocation. Prior to joining J.C. Penney Company, Inc., he spent 9 years at the Kaufmann’s Division of May Department Stores Company where he began his career and held buying positions of increasing responsibility.

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

The remaining information called for by this item, including with respect to our directors, shareholder nomination procedures, code of ethics, Audit Committee, audit committee financial experts, and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference “Item 1: Election of Directors,” “Governance,” “Security Ownership of Certain Beneficial Owners and Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

ITEM 11.                          EXECUTIVE COMPENSATION

Information regarding executive compensation, Compensation Committee interlocks and insider participation, director compensation, and the Compensation Committee Report called for by this item is incorporated herein by reference to “Governance,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” “Director Compensation” and “Compensation Committee Report” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the security ownership of certain beneficial owners and management and related stockholder matters called for by this item is incorporated herein by reference to “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement. The remaining information called for by this item is incorporated by reference to “Equity Compensation Plan Information” in the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

                Information regarding our review of director independence and transactions with related persons called for by this item is incorporated herein by reference to “Item 1: Election of Directors,” “Governance” and “Transactions with Related Persons” in the Proxy Statement.

ITEM 14.                          PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding fees billed to us by our independent registered public accounting firm, Deloitte & Touche LLP, and our Audit Committee’s pre-approval policies and procedures called for by this item is incorporated herein by reference to “Audit Committee Matters” in the Proxy Statement.

PART IV

ITEM 15.                          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:
1.  Financial Statements:

See “Index to Consolidated Financial Statements of Stage Stores, Inc.” on page F-1, the Report of Independent Registered Public Accounting Firm on page F-2, and the Financial Statements on pages F-3 to F-29, of this Form 10-K, all of which are incorporated herein by reference.

2.  Financial Statement Schedules:

All schedules are omitted because they are not applicable or not required or because the required information is shown in the Consolidated Financial Statements or Notes thereto on pages F-3 to F-29, which are incorporated herein by reference.

3.  Exhibits Index:

The following documents are the exhibits to this Form 10-K. Copies of exhibits will be furnished upon written request and payment of our reasonable expenses in furnishing the exhibits.

Exhibit
Number                                                                                                  Description

3.1	Amended and Restated Articles of Incorporation of Stage Stores, Inc. dated June 7, 2007 are incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on September 12, 2007.

3.2	Amended and Restated Bylaws of Stage Stores, Inc. dated September 15, 2016 are incorporated by reference to Exhibit 3 to our Quarterly Report on Form 10-Q filed on December 8, 2016.

4.1	Form of Common Stock Certificate of Stage Stores, Inc. is incorporated by reference to Exhibit 4.1 to our Registration Statement on Form 10 filed on October 29, 2001.

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

10.2
First Amendment to Second Amended and Restated Credit Agreement dated December 16, 2016, among Specialty Retailers, Inc., as borrower, Stage Stores, Inc., as guarantor, and the banks named therein is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 19, 2016. Some schedules to this Exhibit have been omitted. The registrant agrees to furnish supplementally a copy of any of the omitted schedules to this Exhibit to the Securities and Exchange Commission upon its request.

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

10.18†	Stage Stores Executive Performance Incentive Bonus Plan is incorporated by reference to Exhibit 10 to our Current Report on Form 8-K filed on June 16, 2015.

10.19†
Stage Stores, Inc. Nonqualified Deferred Compensation Plan, as Amended and Restated effective June 5, 2008 is incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8 filed on June 10, 2008.

10.20#
Amended and Restated Private Label Credit Card Plan Agreement Between World Financial Network Bank (now Comenity Bank) and Stage Stores, Inc. and Specialty Retailers, Inc. dated as of August 8, 2012 is incorporated by reference to Exhibit 10.1 to our Amended Quarterly Report on Form 10-Q/A filed on March 7, 2013.

10.21#
Amendment No. One to Amended and Restated Private Label Credit Card Plan Agreement dated as of February 1, 2013, Between World Financial Network Bank (now Comenity Bank) and Stage Stores, Inc. and Specialty Retailers, Inc. is incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed on April 3, 2013.

10.22#
Amendment No. Two to Amended and Restated Private Label Credit Card Plan Agreement dated as of February 13, 2014, Between Comenity Bank and Stage Stores, Inc. and Specialty Retailers, Inc. is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on June 10, 2014.

10.23#
Amendment No. Three to Amended and Restated Private Label Credit Card Plan Agreement dated as of May 4, 2014, Between Comenity Bank and Stage Stores, Inc. and Specialty Retailers, Inc. is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on September 11, 2014.

10.24#
Amendment No. Four to Amended and Restated Private Label Credit Card Plan Agreement dated as of March 28, 2016, Between Comenity Bank and Stage Stores, Inc. and Specialty Retailers, Inc. is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on June 3, 2016.

10.25†	Employment Agreement between Oded Shein and Stage Stores, Inc. dated June 16, 2015 is incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 22, 2015.

10.26†	Employment Agreement between Steven L. Hunter and Stage Stores, Inc. dated April 1, 2015 is incorporated by reference to Exhibit 10.1 Stage Stores’ Current Report on Form 8-K filed on April 7, 2015.

10.27†	Employment Agreement between Michael Glazer and Stage Stores, Inc. dated June 12, 2012 is incorporated by reference to Exhibit 10.25 to our Quarterly Report on Form 10-Q filed on September 6, 2012.

10.28†
Employment Agreement between Thorsten I. Weber and Stage Stores, Inc. dated September 29, 2016 is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on December 8, 2016.

10.29†	Employment Agreement between Russ Lundy and Stage Stores, Inc. dated August 6, 2010 is incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on June 13, 2013.

10.30†	Employment Agreement between Bill Gentner and Stage Stores, Inc. dated June 17, 2014 is incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on September 11, 2014.

10.31†	Form of Indemnity Agreement is incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on December 8, 2016.

14	Code of Ethics for Senior Officers dated January 25, 2011 is incorporated by reference to Exhibit 14 to our Annual Report to Form 10-K filed on March 30, 2011.

21*	Subsidiaries of Stage Stores, Inc.

23*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney: Directors (Form 10-K).

24.2*	Power of Attorney: Section 16 Filers.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

_________________________________________

*	Filed electronically herewith.

†	Management contract or compensatory plan or arrangement.

#	Certain confidential portions have been omitted pursuant to a confidential treatment request that has been filed separately with the Securities and Exchange Commission.

ITEM 16.                          FORM 10-K SUMMARY

An optional summary of the information required by this Form 10-K is not included in this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAGE STORES, INC.

/s/ Michael L. Glazer	April 3, 2017
Michael L. Glazer
President and Chief Executive Officer
(Principal Executive Officer)

STAGE STORES, INC.

/s/ Oded Shein	April 3, 2017
Oded Shein
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

STAGE STORES, INC.

/s/ Richard E. Stasyszen	April 3, 2017
Richard E. Stasyszen
Senior Vice President, Finance and Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

*	Director	April 3, 2017	*		Director	April 3, 2017
Alan J. Barocas			Lisa R. Kranc

*	Director	April 3, 2017	*		Director	April 3, 2017
Elaine D. Crowley			William J. Montgoris

*	Director	April 3, 2017	*		Director	April 3, 2017
Diane M. Ellis			C. Clayton Reasor

/s/ Michael L. Glazer	Director	April 3, 2017	*		Director	April 3, 2017
Michael L. Glazer			Ralph P. Scozzafava

*	Director	April 3, 2017
Earl J. Hesterberg

(Constituting a majority of the Board of Directors)

				*By:	/s/ Oded Shein
Oded Shein
Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Stage Stores, Inc.
Houston, Texas
We have audited the accompanying consolidated balance sheets of Stage Stores, Inc. and subsidiary (the “Company”) as of January 28, 2017 and January 30, 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended January 28, 2017. We also have audited the Company’s internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stage Stores, Inc. and subsidiary as of January 28, 2017 and January 30, 2016, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
April 3, 2017

Stage Stores, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	January 28, 2017	January 30, 2016
ASSETS
Cash and cash equivalents	$13,803	$16,487
Merchandise inventories, net	409,384	435,996
Prepaid expenses and other current assets	41,574	48,279
Total current assets	464,761	500,762

Property, equipment and leasehold improvements, net	284,110	311,717
Intangible assets	15,235	15,235
Other non-current assets, net	22,883	20,385
Total assets	$786,989	$848,099
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$101,985	$84,019
Income taxes payable	326	1,850
Current portion of debt obligations	6,414	2,847
Accrued expenses and other current liabilities	59,945	67,166
Total current liabilities	168,670	155,882

Long-term debt obligations	163,749	162,876
Deferred taxes	547	20,277
Other long-term liabilities	73,863	79,311
Total liabilities	406,829	418,346

Commitments and contingencies (Note 8)

Common stock, par value $0.01, 100,000 shares authorized, 32,340 and 32,030 shares issued, respectively	323	320
Additional paid-in capital	410,504	406,034
Less treasury stock at cost, 5,175 shares, respectively	(43,286)	(43,068)
Accumulated other comprehensive loss	(5,648)	(6,353)
Retained earnings	18,267	72,820
Total stockholders’ equity	380,160	429,753
Total liabilities and stockholders’ equity	$786,989	$848,099

The accompanying notes are an integral part of these consolidated financial statements.

Stage Stores, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except earnings per share)

	Fiscal Year
	2016	2015	2014
Net sales	$1,442,718	$1,604,433	$1,638,569
Cost of sales and related buying, occupancy and distribution expenses	1,144,666	1,208,002	1,188,763
Gross profit	298,052	396,431	449,806

Selling, general and administrative expenses	356,064	387,859	386,104
Interest expense	5,051	2,977	3,002
Income (loss) from continuing operations before income tax	(63,063)	5,595	60,700
Income tax expense (benefit)	(25,166)	1,815	22,847
Income (loss) from continuing operations	(37,897)	3,780	37,853
Loss from discontinued operations, net of tax benefit of $4,228	—	—	(7,003)
Net income (loss)	$(37,897)	$3,780	$30,850

Other comprehensive income (loss):
Employee benefit related adjustment, net of tax of $112, ($258) and ($1,505), respectively	$189	$(431)	$(2,507)
Amortization of employee benefit related costs, net of tax of $381, $290, and $150, respectively	516	484	249
Loss on pension settlement, net of tax of $280	—	468	—
Total other comprehensive income (loss)	705	521	(2,258)
Comprehensive income (loss)	$(37,192)	$4,301	$28,592

Basic earnings (loss) per share data:
Continuing operations	$(1.40)	$0.12	$1.18
Discontinued operations	—	—	(0.22)
Basic earnings (loss) per share	$(1.40)	$0.12	$0.96
Basic weighted average shares outstanding	27,090	31,145	31,675

Diluted earnings (loss) per share data:
Continuing operations	$(1.40)	$0.12	$1.18
Discontinued operations	—	—	(0.22)
Diluted earnings (loss) per share	$(1.40)	$0.12	$0.96
Diluted weighted average shares outstanding	27,090	31,188	31,763

The accompanying notes are an integral part of these consolidated financial statements.

Stage Stores, Inc.
Consolidated Statements of Cash Flows
(in thousands)
	Fiscal Year
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$(37,897)	$3,780	$30,850
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and impairment of long-lived assets	91,656	77,599	63,447
Loss on retirements of property, equipment and leasehold improvements	296	719	110
Deferred income taxes	(20,224)	(2,330)	3,348
Tax (deficiency) benefit from stock-based compensation	(4,565)	409	64
Stock-based compensation expense	9,461	12,394	9,664
Amortization of debt issuance costs	229	218	275
Excess tax benefits from stock-based compensation	—	(945)	(852)
Deferred compensation obligation	218	881	(367)
Amortization of employee benefit related costs and loss on pension settlement	897	1,522	399
Construction allowances from landlords	7,079	3,444	5,538
Other changes in operating assets and liabilities:
Decrease (increase) in merchandise inventories	26,612	5,456	(7,045)
Decrease (increase) in other assets	754	1,551	(1,737)
Increase (decrease) in accounts payable and other liabilities	9,768	(64,398)	(1,480)
Net cash provided by operating activities	84,284	40,300	102,214

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(74,257)	(90,695)	(70,580)
Proceeds from insurance and disposal of assets	1,179	43	2,946
Addition to intangible assets	—	(325)	—
Net cash used in investing activities	(73,078)	(90,977)	(67,634)

Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	512,873	575,570	457,742
Payments of revolving credit facility borrowings	(510,011)	(460,640)	(471,227)
Proceeds from long-term debt obligation	5,830	—	—
Payments of long-term debt obligations	(4,252)	(1,714)	(2,352)
Payments of debt issuance costs	(815)	—	(663)
Repurchases of common stock	—	(41,587)	(2,755)
Payments for stock related compensation	(859)	(4,465)	(1,844)
Proceeds from issuance of equity awards	—	543	5,040
Excess tax benefits from stock-based compensation	—	945	852
Cash dividends paid	(16,656)	(18,653)	(16,970)
Net cash provided by (used in) financing activities	(13,890)	49,999	(32,177)

Net (decrease) increase in cash and cash equivalents	(2,684)	(678)	2,403

Cash and cash equivalents:
Beginning of period	16,487	17,165	14,762
End of period	$13,803	$16,487	$17,165

Supplemental disclosures including non-cash investing and financing activities:
Interest paid	$4,816	$2,705	$2,733
Income taxes paid	1,601	15,237	7,084
Unpaid liabilities for capital expenditures	3,943	11,951	3,168

The accompanying notes are an integral part of these consolidated financial statements.

Stage Stores, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings
	Shares	Amount		Shares	Amount			Total
Balance, February 1, 2014	31,222	$312	$384,295	—	$(967)	$(4,616)	$75,420	$454,444
Net income	—	—	—	—	—	—	30,850	30,850
Other comprehensive loss	—	—	—	—	—	(2,258)	—	(2,258)
Dividends on common stock, $0.53 per share	—	—	—	—	—	—	(16,970)	(16,970)
Deferred compensation	—	—	(367)	—	367	—	—	—
Repurchases of common stock	—	—	—	(172)	(2,755)	—	—	(2,755)
Retirement of treasury stock	(172)	(2)	(1,146)	172	2,755		(1,607)	—
Issuance of equity awards, net	582	6	5,034	—	—	—	—	5,040
Tax withholdings paid for net settlement of stock awards	—	—	(2,211)	—	—	—	—	(2,211)
Stock-based compensation expense	—	—	9,664	—	—	—	—	9,664
Tax benefit from stock-based compensation	—	—	64	—	—	—	—	64
Recognition of pre-reorganization deferred tax assets	—	—	62	—	—	—	—	62
Balance, January 31, 2015	31,632	$316	$395,395	—	$(600)	$(6,874)	$87,693	$475,930
Net income	—	—	—	—	—	—	3,780	3,780
Other comprehensive income	—	—	—	—	—	521	—	521
Dividends on common stock, $0.58 per share	—	—	—	—	—	—	(18,653)	(18,653)
Deferred compensation	—	—	881	—	(881)	—	—	—
Repurchases of common stock	—	—	—	(5,175)	(41,587)	—	—	(41,587)
Issuance of equity awards, net	398	4	539	—	—	—	—	543
Tax withholdings paid for net settlement of stock awards	—	—	(3,584)	—	—	—	—	(3,584)
Stock-based compensation expense	—	—	12,394	—	—	—	—	12,394
Tax benefit from stock-based compensation	—	—	409	—	—	—	—	409
Balance, January 30, 2016	32,030	$320	$406,034	(5,175)	$(43,068)	$(6,353)	$72,820	$429,753
Net loss	—	—	—	—	—	—	(37,897)	(37,897)
Other comprehensive income	—	—	—	—	—	705	—	705
Dividends on common stock, $0.60 per share	—	—	—	—	—	—	(16,656)	(16,656)
Deferred compensation	—	—	218	—	(218)	—	—	—
Issuance of equity awards, net	310	3	(3)	—	—	—	—	—
Tax withholdings paid for net settlement of stock awards	—	—	(641)	—	—	—	—	(641)
Stock-based compensation expense	—	—	9,461	—	—	—	—	9,461
Tax deficiency from stock-based compensation	—	—	(4,565)	—	—	—	—	(4,565)
Balance, January 28, 2017	32,340	$323	$410,504	(5,175)	$(43,286)	$(5,648)	$18,267	$380,160

The accompanying notes are an integral part of these consolidated financial statements.

Stage Stores, Inc.
Notes to Consolidated Financial Statements
NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business.  We are a retailer operating specialty department stores primarily in small and mid-sized towns and communities. Our merchandise assortment is a well-edited selection of moderately priced brand name and private label apparel, accessories, cosmetics, footwear and home goods. As of January 28, 2017, we operated 798 specialty department stores located in 38 states under the BEALLS, GOODY’S, PALAIS ROYAL, PEEBLES and STAGE nameplates and a direct-to-consumer business.

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

Fiscal Year	Ended	Weeks
2016	January 28, 2017	52
2015	January 30, 2016	52
2014	January 31, 2015	52

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

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Vendor Allowances. We receive consideration from our merchandise vendors in the form of allowances and reimbursements.  Given the promotional nature of our business, the allowances are generally intended to offset our costs of handling, promoting, advertising and selling the vendors’ products in our stores.  These allowances are recognized in accordance with ASC Subtopic 605-50, Customer Payments and Incentives. Vendor allowances related to the purchase of inventory are recorded as a reduction to the cost of inventory until sold.  Vendor allowances are recognized as a reduction of cost of goods sold or the related selling expense when the purpose for which the vendor funds were intended to be used has been fulfilled and amounts have been authorized by vendors.

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

Buildings & improvements	20
Information systems	3	-	10
Store and office fixtures and equipment	5	-	10
Warehouse equipment	5	-	15
Leasehold improvements - stores	5	-	15
Leasehold improvements - corporate office	10	-	12

Impairment of Long-Lived Assets.  Property, plant and equipment and other long-lived assets are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the asset’s physical condition, the future economic benefit of the asset, any historical or future profitability measurements and other external market conditions or factors that may be present.  If such impairment indicators are present or other factors exist that indicate the carrying amount of the asset may not be recoverable, we determine whether impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist.  If impairment has occurred, we recognize a loss for the difference between the carrying amount and the estimated fair value of the asset. Management’s judgment is necessary to estimate fair value.

Insurance Recoveries. We incurred casualty losses during 2016, 2015 and 2014. We received total insurance proceeds of $3.3 million, $2.5 million and $2.0 million during 2016, 2015 and 2014, respectively, and recognized net gains of $0.7 million, $0.8 million and $0.9 million in 2016, 2015 and 2014, respectively, which are included in SG&A expenses.

Intangible Assets and Impairment of Intangible Assets.  Indefinite life intangible assets are tested for impairment annually or more frequently when indicators of impairment exist. As a part of the acquisition of Peebles, Inc. in 2003, we acquired the rights to the PEEBLES trade name and trademark (collectively the “Trademark”), which was identified as an indefinite life intangible.  The value of the Trademark was determined to be $14.9 million at the time of the Peebles, Inc. acquisition.  We completed our annual impairment testing during the fourth quarter of 2016 and determined that the fair value exceeded the carrying value by less than 10%.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Debt Issuance Costs.  Debt issuance costs are accounted for as a deferred charge and amortized on a straight-line basis over the term of the related financing agreement.  The balance of debt issuance costs, net of accumulated amortization of $0.1 million and $0.3 million, is $1.4 million and $0.8 million at January 28, 2017 and January 30, 2016, respectively.

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

We record deferred revenue on our balance sheet for the sale of gift cards and merchandise credits issued related to customer returns. Upon redemption, we recognize this revenue in net sales.

Gift Card and Merchandise Credit Liability.  Unredeemed gift cards and merchandise credits are recorded as a liability. Our gift cards and merchandise credits do not expire. Based on historical redemption rates, a small and relatively stable percentage of gift cards and merchandise credits will never be redeemed, which is referred to as “breakage.” Estimated breakage income is recognized over time in proportion to actual gift card and merchandise credit redemptions. We recognized breakage income of approximately $3.0 million in net sales in 2016, and approximately $1.6 million and $1.1 million as an offset to SG&A expenses in 2015 and 2014, respectively.

Customer Loyalty Program.  Prior to the third quarter of 2016, customers who spent a required amount within a specified time frame using our private label credit card received reward certificates which could be redeemed for merchandise. We estimated the net cost of the rewards and recorded a liability associated with unredeemed certificates and customer spend toward unissued certificates. The cost of the loyalty rewards program was recorded in cost of sales. In the third quarter of 2016, we expanded our loyalty program to enable all customers to earn benefits regardless of how they choose to pay. We record deferred revenue, net of estimated breakage, for the retail value of certificates earned and as customers make purchases towards earning reward certificates.

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

Advertising Expenses.  Advertising costs are charged to operations when the related advertising first takes place.  Advertising costs were $88.7 million, $91.0 million and $92.1 million, in 2016, 2015 and 2014, respectively, which are net of advertising allowances received from vendors of $4.3 million, $4.9 million and $5.0 million, respectively.

Rent Expense.  We record rent expense on a straight-line basis over the lease term, including the build out period, and where appropriate, applicable available lease renewal option periods.  The difference between the payment and expense in any period is recorded as deferred rent in other long-term liabilities in the consolidated financial statements.  We record construction allowances from landlords when contractually earned as a deferred rent credit in other long-term liabilities.  Such deferred rent credit is amortized over the related lease term, commencing on the date we contractually earned the construction allowance, as a reduction of rent expense.  The deferred rent credit was $43.4 million and $47.5 million as of January 28, 2017 and January 30, 2016, respectively.

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

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Income Taxes.  The provision for income taxes is computed based on the pretax income (loss) included in the consolidated financial statements.  The asset and liability approach is used to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and the tax basis of assets and liabilities.  A valuation allowance is established if it is more likely than not that some portion of the deferred tax asset will not be realized.  See Note 14 for additional disclosures regarding income taxes and deferred income taxes.

Earnings Per Share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the measurement period.  Diluted earnings per share is computed using the weighted average number of common shares as well as all potentially dilutive common share equivalents outstanding during the measurement period.

We granted non-vested stock awards that contain non-forfeitable dividend rights. Under Accounting Standards Codification (“ASC”) 260-10, Earnings Per Share, non-vested stock awards that contain non-forfeitable dividend or dividend equivalent rights are considered participating securities and are included in the calculation of basic and diluted earnings per share pursuant to the two-class method.  The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. See Note 2 for additional disclosures regarding earnings per share.

 Recent Accounting Standards. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes most existing revenue recognition guidance in GAAP. The core principle of the guidance is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects what a company expects to be entitled to in exchange for those goods or services. ASU 2014-09 allows for either a retrospective or cumulative effect transition method of adoption. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 by one year. The new revenue standard will be effective for us in the first quarter of fiscal year ending February 2, 2019. We do not expect the adoption of ASU 2014-09 to have a material impact on our consolidated financial statements.

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

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires employers that offer or maintain defined benefit plans to disaggregate the service component from the other components of net benefit cost and provides guidance on presentation of the service component and the other components of net benefit cost in the statement of operations. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017. We are currently evaluating the impact that the adoption of ASU 2017-07 will have on our consolidated financial statements.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 2 - EARNINGS PER SHARE

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the measurement period. Diluted earnings (loss) per share is computed using the weighted average number of common shares as well as all potentially dilutive common share equivalents outstanding during the measurement period.

The following tables show the computation of basic and diluted earnings (loss) per share for each period (in thousands, except per share amounts):

	Fiscal Year
	2016	2015	2014
Basic:
Net income (loss) from continuing operations	$(37,897)	$3,780	$37,853
Less: Allocation of earnings to participating securities	—	(48)	(503)
Net income (loss) from continuing operations allocated to common shares	(37,897)	3,732	37,350

Basic weighted average shares outstanding	27,090	31,145	31,675
Basic earnings (loss) per share from continuing operations	$(1.40)	$0.12	$1.18

	Fiscal Year
	2016	2015	2014
Diluted:
Net income (loss) from continuing operations	$(37,897)	$3,780	$37,853
Less: Allocation of earnings to participating securities	—	(48)	(502)
Net income (loss) from continuing operations allocated to common shares	(37,897)	3,732	37,351

Basic weighted average shares outstanding	27,090	31,145	31,675
Add: Dilutive effect of stock awards	—	43	88
Diluted weighted average shares outstanding	27,090	31,188	31,763
Diluted earnings (loss) per share from continuing operations	$(1.40)	$0.12	$1.18

The number of shares attributable to stock options, SARs and non-vested stock grants that would have been considered dilutive securities, but were excluded from the calculation of diluted earnings (loss) per share because the effect was anti-dilutive were as follows (in thousands):

	Fiscal Year
	2016	2015	2014
Number of anti-dilutive shares due to net loss for the period	34	—	—

Number of anti-dilutive stock options and SARs due to exercise price greater than average market price of our common stock	192	251	234

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 3 - FAIR VALUE MEASUREMENTS

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

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	January 28, 2017
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (a)(b)	$18,094	$18,094	$—	$—

	January 30, 2016
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (a)(b)	$17,286	$17,286	$—	$—

(a) The liability for the amount due to participants corresponding in value to the securities held in the grantor trust is recorded in other long-term liabilities.
(b) Using the market approach, the fair values of these securities represent quoted market prices multiplied by the quantities held. Net gains and losses related to the changes in fair value in the assets and liabilities under the various deferred compensation plans are recorded in SG&A expenses and were nil during 2016 and 2015.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Non-financial assets measured at fair value on a nonrecurring basis were as follows (in thousands):

	January 28, 2017
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Store property, equipment and leasehold improvements (a)	$8,795	$—	$—	$8,795

	January 30, 2016
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Store property, equipment and leasehold improvements (a)	$3,895	$—	$—	$3,895

(a) Using an undiscounted cash flow model, we evaluate the cash flow trends of our stores at least annually and when events or changes in circumstances, such as a store closure, indicate that property, equipment and leasehold improvements may not be fully recoverable. When a store’s projected undiscounted cash flows indicate its carrying value may not be recoverable, we use a discounted cash flow model, with a 10% discount rate, to estimate the fair value of the underlying long-lived assets. An impairment write-down is recorded if the carrying value of a long-lived asset exceeds its fair value. Key assumptions in estimating future cash flows include, among other things, expected future operating performance, including expected closure date and lease term, and changes in economic conditions. We believe estimated future cash flows are sufficient to support the carrying value of our long-lived assets. Significant changes in the key assumptions used in our cash flow projections may result in additional asset impairments. See Note 4 for additional disclosures on impairments charges.

Due to the short-term nature of cash and cash equivalents, payables and short-term debt obligations, the carrying value approximates the fair value of these instruments. In addition, we believe that the Revolving Credit Facility obligation approximates its fair value because interest rates are adjusted daily based on current market rates.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 4 - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

The components of property, equipment and leasehold improvements were as follows (in thousands):

	January 28, 2017	January 30, 2016
Land	$1,842	$1,842
Buildings and improvements	15,633	15,633
Fixtures and equipment	548,145	517,485
Leasehold improvements	415,577	398,406
Property, equipment and leasehold improvements	981,197	933,366
Less: Accumulated depreciation	697,087	621,649
Property, equipment and leasehold improvements, net	$284,110	$311,717

Depreciation expense and impairment charges were as follows for each period presented (in thousands):

	Fiscal Year
	2016	2015	2014
Depreciation expense	$71,779	$66,998	$62,791
Store impairment charges(a)	19,856	10,580	636
Total depreciation and impairment	$91,635	$77,578	$63,427

(a) Impairment charges recognized in 2016 reflect deteriorating operating performance during the year, especially in the fourth quarter, which negatively impacted projected future cash flows. Impairment charges recognized in 2015 are related to our strategic store closure plan. Store impairment charges are recorded in cost of sales and related buying, occupancy and distribution expense.

Depreciation expense and store impairment charges included in cost of sales and related buying, occupancy and distribution expense for 2016, 2015 and 2014 were $77.9 million, $67.9 million and $50.9 million, respectively.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 5 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The components of accrued expenses and other current liabilities were as follows (in thousands):

	January 28, 2017	January 30, 2016
Accrued compensation and benefits	$12,165	$12,345
Gift card and merchandise credit liability	10,864	10,477
Self-insurance liability	9,437	10,029
Accrued occupancy	10,259	6,185
Accrued advertising	2,001	3,092
Accrued capital expenditures	2,887	11,084
Other	12,332	13,954
Accrued expenses and other current liabilities	$59,945	$67,166

NOTE 6 - DEBT OBLIGATIONS

Debt obligations consisted of the following (in thousands):

	January 28, 2017	January 30, 2016
Revolving Credit Facility	$159,702	$156,840
Finance obligations	2,708	3,764
Other financing	7,753	5,119
Total debt obligations	170,163	165,723
Less: Current portion of debt obligations	6,414	2,847
Long-term debt obligations	$163,749	$162,876

On December 16, 2016, we entered into an amendment to our senior secured revolving credit facility. The amendment increased total capacity under the facility from $350.0 million to $450.0 million, including a $50.0 million seasonal increase and $25.0 million letter of credit sublimit, and extended the term from October 6, 2019 until December 16, 2021.

We use the Revolving Credit Facility to provide financing for working capital and general corporate purposes, as well as to finance capital expenditures and to support our letter of credit requirements. Borrowings are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. Inventory, cash and cash equivalents are pledged as collateral. The daily interest rates are determined by a prime rate or LIBOR, plus an applicable margin, as set forth in the Revolving Credit Facility agreement. During 2016, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 1.9% and $192.4 million, respectively, as compared to 1.53% and $102.5 million in 2015.

Letters of credit issued under the Revolving Credit Facility support certain merchandise purchases and collateralize retained risks and deductibles under various insurance programs. At January 28, 2017, we had outstanding letters of credit totaling approximately $6.4 million. These letters of credit expire within twelve months of issuance. Excess availability under the Revolving Credit Facility at January 28, 2017 was $122.3 million.

The Revolving Credit Facility agreement contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends to $30.0 million in a fiscal year, and (iii) the repurchase of common stock under certain circumstances. The agreement also contains a fixed charge coverage ratio covenant in the event excess availability is below a defined threshold or an event of default has occurred. At January 28, 2017, we were in compliance with all of the financial covenants of the Revolving Credit Facility agreement and expect to continue to be in compliance in 2017.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

While infrequent in occurrence, occasionally we are responsible for the construction of leased stores and for paying project costs. ASC 840-40-55, The Effect of Lessee Involvement in Asset Construction, requires us to be considered the owner (for accounting purposes) of this type of project during the construction period. Such leases are accounted for as finance obligations with the amounts received from the landlord being recorded in debt obligations. Interest expense is recognized at a rate that will amortize the finance obligation over the initial term of the lease. Where ASC 840-40-55 was applicable, we have recorded finance obligations with interest rates ranging from 6.1% to 16.9% on our consolidated financial statements related to five store leases as of January 28, 2017. Minimum annual payments required under existing finance obligations as of January 28, 2017 are as follows (in thousands):

Fiscal Year	Minimum Payments	Less: Interest	Principal Payments
2017	$1,366	$207	$1,159
2018	1,096	101	995
2019	580	26	554
Total	$3,042	$334	$2,708

During 2016, we borrowed approximately $5.8 million under a secured equipment financing note bearing an effective interest rate of 3.2%, of which $1.4 million was paid in 2016 and $1.9 million, $2.0 million and $0.5 million will be paid in 2017, 2018 and 2019, respectively. At January 28, 2017, we had $3.3 million outstanding on our capital expenditures financed in 2015, bearing interest of 1.4%, which will be paid in 2017.

NOTE 7 - OTHER LONG-TERM LIABILITIES

The components of other long-term liabilities were as follows (in thousands):

	January 28, 2017	January 30, 2016
Deferred rent	$43,382	$47,506
Deferred compensation	18,180	17,392
Pension liability	8,801	8,913
Deferred revenue under ADS agreement (see Note 10)	3,500	4,500
Other	—	1,000
Other long-term liabilities	$73,863	$79,311

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

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 9 - STOCKHOLDERS’ EQUITY

Our deferred compensation plan covering executives and certain officers provides an investment option that allows participants to elect to purchase shares of our common stock (“Company Stock Investment Option”). We established a grantor trust to facilitate the collection of funds and purchase our shares on the open market at prevailing market prices. All shares purchased through the grantor trust are held in the trust until the participants are eligible to receive the benefits under the terms of the plan. At the time of the participant’s eligibility, the deferred compensation obligation related to the Company Stock Investment Option is settled by the delivery of the fixed number of shares held by the grantor trust on the participant’s behalf. In 2016, 2015 and 2014, participants in our deferred compensation plan elected to invest approximately $0.3 million, $0.9 million and $0.4 million, respectively, of the total amount of deferred compensation withheld, in the Company Stock Investment Option. The purchase of shares made by the grantor trust on behalf of the participants is included in treasury stock and the corresponding deferred compensation obligation is included in additional paid-in capital.

On February 16, 2017, our Board declared a quarterly cash dividend of $0.15 per share on our common stock, payable on March 15, 2017, to shareholders of record at the close of business on February 28, 2017.

On March 7, 2011, our Board approved a stock repurchase program (“2011 Stock Repurchase Program”) which authorized us to repurchase up to $200.0 million of our outstanding common stock. The 2011 Stock Repurchase Program will expire when we have repurchased $200.0 million of our outstanding common stock, unless terminated earlier by our Board. As of January 28, 2017, we had $58.4 million available under the program. Also in March 2011, our Board authorized us to repurchase shares of our outstanding common stock equal to the amount of the proceeds and related tax benefits from the exercise of stock options, stock appreciation rights (“SARs”) and other equity grants. Purchases of shares of our common stock may be made from time to time, either on the open market or through privately negotiated transactions and are financed by our existing cash, cash flow and other liquidity sources, as appropriate.

NOTE 10 - PRIVATE LABEL CREDIT CARD PROGRAM

On August 8, 2012, we entered into an Amended and Restated Private Label Credit Card Plan Agreement (“Agreement”) with World Financial Network Bank (now Comenity Bank) (“Bank”), an affiliate of Alliance Data Systems Corporation (“ADS”). Under the terms of the Agreement, which expires July 31, 2021, the Bank provides credit card services for our private label credit card program, including account activation, receivables funding, card authorization, private label credit card issuance, statement generation, remittance processing and customer service functions. We are required to perform certain duties, including electronic processing and transmitting of transaction records and marketing and promoting the private label credit card program. As consideration, among other payments set forth in the Agreement, the Bank pays us a monthly net portfolio yield payment and an annual portfolio performance bonus, if earned.

We received certain upfront payments upon execution of the Agreement that are being recognized over the life of the Agreement, and as of January 28, 2017, the remaining amount to be amortized is $4.5 million. We realized $55.3 million, $54.1 million and $54.1 million in income related to our private label credit card program during 2016, 2015 and 2014, respectively, which have been recorded as a reduction to SG&A expenses.

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

Minimum rental commitments on long-term, non-cancelable operating leases at January 28, 2017, are as follows (in thousands):

Fiscal Year	Commitments	Sublease Income	Net Minimum Lease Commitments
2017	$93,607	$(1,365)	$92,242
2018	83,883	(1,447)	82,436
2019	69,065	(1,447)	67,618
2020	60,474	(1,492)	58,982
2021	50,097	(1,582)	48,515
Thereafter	136,632	(2,636)	133,996
Total	$493,758	$(9,969)	$483,789

Rental expense for operating leases, net of sublease income, consisted of the following for each period presented (in thousands):

	Fiscal Year
	2016	2015	2014
Minimum rentals	$85,538	$84,170	$77,141
Contingent rentals	2,365	3,067	3,642
Sublease income	(1,436)	(5)	(6)
Total	$86,467	$87,232	$80,777

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 12 - STOCK-BASED COMPENSATION

As approved by our shareholders, we established the Amended and Restated 2001 Equity Incentive Plan (“2001 Equity Incentive Plan”) and the Amended and Restated 2008 Equity Incentive Plan (“2008 Equity Incentive Plan” and collectively with the 2001 Equity Incentive Plan, “Equity Incentive Plans”) to reward, retain and attract key personnel. The Equity Incentive Plans provide for grants of non-qualified or incentive stock options, SARs, performance shares or units, stock units and stock grants. To fund the 2001 and 2008 Equity Incentive Plans, 12,375,000 and 4,550,000 shares of our common stock were reserved for issuance upon exercise of awards, respectively. The 2001 Equity Incentive Plan expired in the second quarter of 2014.

Stock-based compensation expense by type of grant for each period presented was as follows (in thousands, except per share amounts):

	Fiscal Year
	2016	2015	2014
Stock options and SARs	$—	$30	$703
Non-vested stock	6,676	7,171	5,034
Performance shares	2,785	5,193	3,927
Total stock-based compensation expense	9,461	12,394	9,664
Related tax benefit	(3,557)	(4,660)	(3,634)
Stock-based compensation expense, net of tax	$5,904	$7,734	$6,030

As of January 28, 2017, we had unrecognized compensation cost of $14.9 million related to stock-based compensation awards granted. That cost is expected to be recognized over a weighted average period of 2.3 years.

SARs

Prior to 2012, we granted stock options and SARs to our employees, which generally vested over four years from the date of grant. There were no stock options outstanding as of January 28, 2017 and January 30, 2016. Outstanding SARs will expire, if not exercised or forfeited, within seven years from the date of grant. Exercised SARs are settled by the issuance of common stock in an amount equal to the increase in our stock price between the grant date and the exercise date.
The following table summarizes SARs activity during 2016:

	Number of Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, vested and exercisable at January 30, 2016	224,400	$17.16
Forfeited	(46,500)	15.14
Outstanding, vested and exercisable at January 28, 2017	177,900	$17.69	0.8	$—

No SARs were exercised during 2016. The aggregate intrinsic value of stock options and SARs, defined as the amount by which the market price of the underlying stock on the date of exercise exceeds the exercise price of the award, exercised during 2015 and 2014 was $0.9 million and $3.7 million, respectively.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Non-vested Stock

We grant shares of non-vested stock to our employees and non-employee directors. The non-vested stock converts one for one to common stock at the end of the vesting period at no cost to the recipient to whom it is awarded. Compensation expense is recorded ratably over the vesting period, which ranges from one to four years from the date of grant. Certain non-vested stock awards have shareholder rights, including the right to vote and to receive dividends. The fair value of non-vested stock awards is based on the closing share price of our common stock on the date of grant. The fair value of non-vested stock awards that do not have dividend rights is discounted for the present value of expected dividends during the vesting period.

The following table summarizes non-vested stock activity during 2016:

Non-vested Stock	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 30, 2016	894,526	$20.20
Granted	1,411,947	6.75
Vested	(384,756)	19.04
Forfeited	(325,307)	12.18
Outstanding at January 28, 2017	1,596,410	10.22

The aggregate intrinsic value of non-vested stock that vested during 2016, 2015 and 2014 was $2.7 million, $5.4 million and $5.7 million, respectively. The weighted-average grant date fair value for non-vested stock granted in 2016, 2015 and 2014 was $6.75, $18.70 and $22.81, respectively. The payment of the employees’ tax liability for a portion of the non-vested stock that vested during 2016 was satisfied by withholding shares with a fair value equal to the tax liability. As a result, the actual number of shares issued was 299,139.

Performance Shares

We grant performance shares as a means of rewarding management for our long-term performance based on shareholder return performance measures. The actual number of shares that may be issued ranges from zero to a maximum of twice the number of granted shares outstanding, as reflected in the table below and is based on our shareholder return performance relative to a specific group of companies over a 3-year performance cycle. Compensation expense is recorded ratably over the corresponding 3-year vesting period. The fair value of performance shares is determined using a Monte Carlo probability model. Grant recipients do not have any shareholder rights until the granted shares have been issued.

The following table summarizes information about the performance shares that were outstanding at January 28, 2017:

Period Granted	Target Shares Outstanding at Beginning of Year	Target Shares Granted	Target Shares Vested	Target Shares Forfeited	Target Shares Outstanding at End of Year	Weighted Average Grant Date Fair Value per Share
2015	223,876	—	(6,983)	(58,403)	158,490	$28.33
2016	—	451,680	(5,168)	(116,279)	330,233	8.69
Total	223,876	451,680	(12,151)	(174,682)	488,723

For the 2014 performance grant, none of the 120,318 target shares that vested on January 28, 2017 were earned.  The aggregate intrinsic value of shares that vested and were earned during 2016, 2015 and 2014 was $0.1 million, $4.9 million and $0.8 million, respectively. The payment of the recipients’ tax liability for shares that were earned during 2016 was satisfied by withholding shares with a fair value equal to the tax liability.  As a result, the actual number of shares issued was 11,323.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 13 - BENEFIT PLANS

401(k) Plan. We have a contributory 401(k) savings plan (“401(k) Plan”) generally available to full and part-time employees with 60 days of service, who are age 21 or older.  Under the 401(k) Plan, participants may contribute up to 50% of their qualifying earnings on a pre-tax basis, and up to 10% of their qualifying earnings on a post-tax basis, subject to certain restrictions. We currently match 50% of each participant’s pre-tax contributions, limited up to 6% of each participant’s compensation under the Plan. We may make discretionary matching contributions during the year. Our matching contributions expense for the 401(k) Plan were approximately $1.4 million, $1.5 million and $1.4 million in 2016, 2015 and 2014, respectively.

Deferred Compensation Plans. We have two nonqualified deferred compensation plans (“DC Plans”) which provide executives and other key employees with the opportunity to participate in unfunded, deferred compensation programs that are not qualified under the Internal Revenue Code of 1986, as amended, (“Code”). Generally, the Code and ERISA restrict contributions to a 401(k) plan by highly compensated employees. The DC Plans are intended to allow participants to defer income on a pre-tax basis. Under the DC Plans, participants may defer up to 50% of their base salary and up to 100% of their bonus and earn a rate of return based on actual investments chosen by each participant. We have established grantor trusts for the purposes of holding assets to provide benefits to the participants. For the plan covering executives, we will match 100% of each participant’s contributions, up to 10% of the sum of their base salary and bonus. For the plan covering other key employees, we may make a bi-weekly discretionary matching contribution. We currently match 50% of each participant’s contributions, up to 6% of the participant’s compensation offset by the contribution we make to the participant’s 401(k) account, if any. For both DC Plans, our contributions are vested 100%.  In addition, we may, with approval by our Board, make an additional employer contribution in any amount with respect to any participant as is determined in our sole discretion. Our matching contribution expense for the DC Plans was approximately $1.0 million, $1.1 million and $1.3 million for 2016, 2015 and 2014, respectively.

Non-Employee Director Equity Compensation Plan.  In 2003, we adopted, and our shareholders approved, the 2003 Non-Employee Director Equity Compensation Plan. The plan was amended and restated effective June 10, 2014. We reserved 225,000 shares of our common stock to fund this plan. Under this plan, non-employee directors have the option to defer all or a portion of their annual compensation fees and to receive such deferred fees in the form of restricted stock or deferred stock units as defined in this plan. At January 30, 2016 and January 28, 2017 there were no participants in or amounts deferred under this plan.

Frozen Defined Benefit Plan. We sponsor a defined benefit plan (“DB Plan”), which covers substantially all employees who had met eligibility requirements and were enrolled prior to June 30, 1998. The DB Plan was frozen effective June 30, 1998.

Benefits for the DB Plan are administered through a trust arrangement, which provides monthly payments or lump sum distributions. Benefits under the DB Plan were based upon a percentage of the participant’s earnings during each year of credited service. Any service after the date the DB Plan was frozen will continue to count toward vesting and eligibility for normal and early retirement for existing participants. The measurement dates used to determine pension benefit obligations were January 28, 2017 and January 30, 2016.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Information regarding the DB Plan is as follows (in thousands):

	Fiscal Year
	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$35,223	$41,295
Employer service cost	340	350
Interest cost	1,598	1,566
Actuarial (gain) loss	1,067	(3,406)
Settlement (a)	—	(2,579)
Plan disbursements	(3,266)	(2,003)
Projected benefit obligation at end of year	34,962	35,223

Change in plan assets:
Fair value of plan assets at beginning of year	26,310	32,792
Actual return (loss) on plan assets	3,117	(1,900)
Employer contributions	—	—
Settlement paid (a)	—	(2,579)
Plan disbursements	(3,266)	(2,003)
Fair value of plan assets at end of year	26,161	26,310

Underfunded status	$(8,801)	$(8,913)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability - included in other long-term liabilities	$(8,801)	$(8,913)
Amount recognized in accumulated other comprehensive loss, pre-tax (b)	9,023	10,222

(a) The settlement was a result of lump sum payments exceeding the interest cost for 2015. Settlements of this nature may occur in future years.
(b) Consists solely of net actuarial losses as there are no prior service costs.

	Fiscal Year
	2016	2015
Weighted-average assumptions:
For determining benefit obligations at year-end:
Discount rate	4.33%	4.79%

	Fiscal Year
	2016	2015	2014
For determining net periodic pension cost for year:
Discount rate	4.79%	3.90%	4.81%
Expected return on assets	7.00%	7.00%	7.00%

The discount rate was determined using yields on a hypothetical bond portfolio that matches the approximated cash flows of the DB Plan. We develop our long-term rate of return assumptions using long-term historical actual return data considering the mix of investments that comprise plan assets and input from professional advisors. The DB Plan’s trustees have engaged investment advisors to manage and monitor performance of the investments of the DB Plan’s assets and consult with the DB Plan’s trustees.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

The allocations of DB Plan assets by category are as follows:

		Fiscal Year
	2017 Target Allocation	2016	2015
Equity securities	50%	51%	48%
Fixed income securities	50	48	51
Other - primarily cash	—	1	1
Total	100%	100%	100%

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

The following tables present the DB Plan assets measured at fair value on a recurring basis in the consolidated financial statements (in thousands):

	January 28, 2017
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds:
Equity securities	$13,309	$13,309	$—	$—
Fixed income securities	12,540	12,540	—	—
Other - primarily cash	312	312	—	—
Total	$26,161	$26,161	$—	$—

	January 30, 2016
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds:
Equity securities	$12,607	$12,607	$—	$—
Fixed income securities	13,341	13,341	—	—
Other - primarily cash	362	362	—	—
Total	$26,310	$26,310	$—	$—

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

The components of net periodic benefit cost for the DB Plan were as follows (in thousands):

	Fiscal Year
	2016	2015	2014
Net periodic pension cost for the fiscal year:
Employer service cost	$340	$350	$210
Interest cost	1,598	1,566	1,692
Expected return on plan assets	(1,749)	(2,195)	(2,134)
Net loss amortization	897	774	399
Loss on pension settlement	—	748	—
Net pension cost	$1,086	$1,243	$167

Other changes in DB Plan assets and benefit obligations recognized in other comprehensive loss are as follows (in thousands):

	Fiscal Year
	2016	2015
Amortization of net loss	$(897)	$(774)
Loss on pension settlement	—	(748)
Net (gain) loss	(301)	689
Net change recognized in other comprehensive loss, pre-tax	$(1,198)	$(833)

The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next year is $0.8 million. The amortization of net loss is recorded in SG&A expenses.

Our funding policy is to make contributions to maintain the minimum funding requirements for our pension obligation in accordance with ERISA. We may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover short-term liquidity needs of the DB Plan in order to maintain current invested positions.  We expect to contribute approximately $0.9 million during 2017.
The following benefit payments are expected to be paid (in thousands):

Fiscal Year	Payments
2017	$2,865
2018	2,642
2019	3,086
2020	2,841
2021	2,998
Fiscal Years 2022 - 2026	13,902

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 14 - INCOME TAXES

All of our operations are domestic.  Income tax expense (benefit) consisted of the following (in thousands):

	Fiscal Year
	2016	2015	2014
Federal income tax expense (benefit):
Current	$(5,234)	$3,380	$12,948
Deferred	(19,052)	(2,156)	3,048
	(24,286)	1,224	15,996
State income tax expense (benefit):
Current	292	765	2,323
Deferred	(1,172)	(174)	300
	(880)	591	2,623
Total income tax expense (benefit)	$(25,166)	$1,815	$18,619

Income tax is included in the consolidated financial statements as follows (in thousands):

	Fiscal Year
	2016	2015	2014
Continuing operations	$(25,166)	$1,815	$22,847
Discontinued operations	—	—	(4,228)
Total income tax expense (benefit)	$(25,166)	$1,815	$18,619
A reconciliation between the federal income tax expense (benefit) computed at statutory tax rates and the actual income tax expense (benefit) recorded is as follows (in thousands):

	Fiscal Year
	2016	2015	2014
Federal income tax expense (benefit) at the statutory rate	$(22,072)	$1,958	$17,314
State income taxes, net	(1,084)	332	1,811
Uncertain tax position	(743)	128	92
Other	654	474	590
Job credits	(1,921)	(1,077)	(1,188)
Total income tax expense (benefit)	$(25,166)	$1,815	$18,619

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Deferred tax assets (liabilities) consisted of the following (in thousands):

	January 28, 2017	January 30, 2016
Gross deferred tax assets:
Net operating loss	$10,184	$469
Accrued expenses	2,893	2,719
Lease obligations	16,762	19,186
Deferred compensation	12,048	11,223
Deferred income	3,956	4,592
Other	4,434	2,879
	50,277	41,068
Gross deferred tax liabilities:
Inventory	(4,706)	(6,725)
Depreciation and amortization	(45,703)	(54,218)
	(50,409)	(60,943)

Valuation allowance	(415)	(402)
Net deferred tax liabilities	$(547)	$(20,277)

ASC 740, Income Taxes, requires recognition of future tax benefits of deferred tax assets to the extent such realization is more likely than not. In the current year, we generated federal and state net operating losses estimated at $9.7 million which are included in deferred tax assets. There is sufficient taxable income in prior years available to carryback these losses once the net operating loss amount is fixed and determinable, eliminating the need for a valuation allowance.

Consistent with the requirements of ASC 740, the tax benefits recognized related to pre-reorganization deferred tax assets were recorded as a direct addition to additional paid-in capital.  The remaining valuation allowance of $0.4 million at January 28, 2017 and January 30, 2016, respectively, was established for pre-reorganization state net operating losses, which may expire prior to utilization.  Adjustments to tax expense are made to reduce the recorded valuation allowance when positive evidence exists that is sufficient to overcome the negative evidence associated with those losses. We have net operating loss carryforwards for state income tax purposes of approximately $11.7 million from pre-reorganization state losses which, if not utilized, will expire in varying amounts between 2018 and 2021.

As of January 28, 2017, we had no unrecognized tax benefits. In the second quarter of 2016, we released a $0.7 million benefit associated with the favorable resolution of an uncertain tax position under audit. A reconciliation of the beginning and ending amount of total unrecognized tax benefits, including associated interest, is as follows (in thousands):

2016
Balance, beginning of period	$743
Release of FIN 48 reserve	(743)
Balance, end of period	$—

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. We recognize penalty and interest accrued related to unrecognized tax benefits as an income tax expense. During the years ended January 28, 2017, January 30, 2016, and January 31, 2015, the amount of penalties and interest accrued was approximately nil. We are subject to U.S. federal income tax examinations by tax authorities for 2013 forward.  We are also subject to audit by the taxing authorities of 38 states for years generally after 2012. The outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with our expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs.

NOTE 15 - DISCONTINUED OPERATIONS

On March 7, 2014, we divested Steele's, an off-price concept that we launched in November 2011, in order to focus solely on our core specialty department store business. Accordingly, the results of operations of Steele's are reflected in discontinued operations for all periods presented.

Revenues and pre-tax loss of Steele’s, which includes the 2014 loss on the sale of Steele’s of $9.7 million, for each period presented were as follows (in thousands):

	Fiscal Year
	2016	2015	2014
Net Sales	$—	$—	$2,414

Pre-tax loss from discontinued operations	—	—	11,231

There were no assets or liabilities related to Steele’s included in the condensed consolidated financial statements as of January 28, 2017 or January 30, 2016.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 16 - QUARTERLY FINANCIAL INFORMATION (unaudited)

The following table shows quarterly information (in thousands, except per share amounts):

	Fiscal Year 2016
	Q1	Q2	Q3	Q4
Net sales	$332,750	$338,385	$317,140	$454,443
Gross profit	66,987	85,570	56,590	88,905
Net income (loss)	(15,460)	41	(15,634)	(6,844)

Basic earnings (loss) per share	$(0.57)	$—	$(0.58)	$(0.25)
Diluted earnings (loss) per share	(0.57)	—	(0.58)	(0.25)

Basic weighted average shares	26,932	27,111	27,155	27,163
Diluted weighted average shares	26,932	27,175	27,155	27,163

	Fiscal Year 2015
	Q1	Q2	Q3	Q4
Net sales	$369,313	$380,916	$351,575	$502,629
Gross profit	80,929	98,455	76,096	140,951
Net income (loss)	(8,637)	1,615	(10,183)	20,985

Basic earnings (loss) per share	$(0.27)	$0.05	$(0.32)	$0.72
Diluted earnings (loss) per share	(0.27)	0.05	(0.32)	0.71

Basic weighted average shares	31,750	31,982	32,017	28,828
Diluted weighted average shares	31,750	32,013	32,017	28,848

NOTE 17 - SUBSEQUENT EVENT

On March 30, 2017, we prevailed in our bid to acquire select assets of Gordmans Stores, Inc. (“Gordmans”) through a bankruptcy auction. Under the terms of the transaction, we will, subject to exceptions in the purchase agreement, acquire a minimum of 50 Gordmans store leases, with rights to assume leases for an additional seven stores and a distribution center; all of Gordmans’ inventory, furniture, fixtures, equipment and other assets at the 57 store locations; and the trademarks and other intellectual property of Gordmans. We intend to fund the transaction and related investments from existing cash and availability under our credit facility. The transaction is expected to close during our first quarter of fiscal 2017, subject to the approval of the court administering the Gordmans bankruptcy and customary closing conditions. The Gordmans stores are a natural complement to our current operations, bringing beneficial diversification and scale to our business, while creating synergies through the use of our current infrastructure.