Form 10-Q
period 2017-04-29
STAGE STORES INC
filed 2017-06-08
CIK 6885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2017

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 30, 2017, there were 27,440,676 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.                          FINANCIAL STATEMENTS
Stage Stores, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(Unaudited)

	April 29, 2017	January 28, 2017
ASSETS
Cash and cash equivalents	$21,688	$13,803
Merchandise inventories, net	477,189	409,384
Prepaid expenses and other current assets	46,054	41,574
Total current assets	544,931	464,761

Property, equipment and leasehold improvements, net of accumulated depreciation of $709,448 and $697,087, respectively	277,285	284,110
Intangible assets	15,235	15,235
Other non-current assets, net	24,164	22,883
Total assets	$861,615	$786,989

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$137,289	$101,985
Accrued expenses and other current liabilities	71,897	66,685
Total current liabilities	209,186	168,670

Long-term debt obligations	219,756	163,749
Other long-term liabilities	73,610	74,410
Total liabilities	502,552	406,829

Commitments and contingencies

Common stock, par value $0.01, 100,000 shares authorized, 32,611 and 32,340 shares issued, respectively	326	323
Additional paid-in capital	412,548	410,504
Treasury stock, at cost, 5,175 shares, respectively	(43,347)	(43,286)
Accumulated other comprehensive loss	(5,517)	(5,648)
(Accumulated deficit) retained earnings	(4,947)	18,267
Total stockholders' equity	359,063	380,160
Total liabilities and stockholders' equity	$861,615	$786,989

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	April 29, 2017	April 30, 2016
Net sales	$308,607	$332,750
Cost of sales and related buying, occupancy and distribution expenses	246,389	265,763
Gross profit	62,218	66,987
Selling, general and administrative expenses	88,509	90,144
Interest expense	1,586	1,029
Loss before income tax	(27,877)	(24,186)
Income tax benefit	(8,890)	(8,726)
Net loss	$(18,987)	$(15,460)

Other comprehensive income:
Amortization of employee benefit related costs, net of tax of $80 and $58, respectively	$131	$95
Total other comprehensive income	131	95
Comprehensive loss	$(18,856)	$(15,365)

Basic loss per share data:
Basic loss per share	$(0.70)	$(0.57)
Basic weighted average shares outstanding	27,268	26,932

Diluted loss per share data:
Diluted loss per share	$(0.70)	$(0.57)
Diluted weighted average shares outstanding	27,268	26,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended
	April 29, 2017	April 30, 2016
Cash flows from operating activities:
Net loss	$(18,987)	$(15,460)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of long-lived assets	16,377	17,787
(Gain) loss on retirements of property, equipment and leasehold improvements	(452)	53
Deferred income taxes	(1,117)	(697)
Tax deficiency from stock-based compensation	—	(2,793)
Stock-based compensation expense	2,182	2,809
Amortization of debt issuance costs	72	55
Deferred compensation obligation	61	51
Amortization of employee benefit related costs	211	153
Construction allowances from landlords	998	4,341
Other changes in operating assets and liabilities:
Increase in merchandise inventories	(33,106)	(46,267)
(Increase) decrease in other assets	(6,086)	4,325
Increase in accounts payable and other liabilities	39,534	43,706
Net cash (used in) provided by operating activities	(313)	8,063

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(7,359)	(33,232)
Proceeds from insurance and disposal of assets	1,223	1,053
Business acquisition	(33,843)	—
Net cash used in investing activities	(39,979)	(32,179)

Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	153,311	138,876
Payments of revolving credit facility borrowings	(96,559)	(107,615)
Proceeds from long-term debt obligation	—	5,830
Payments of long-term debt obligations	(4,083)	(2,047)
Payments of debt issuance costs	(8)	—
Payments for stock related compensation	(257)	(585)
Cash dividends paid	(4,227)	(4,106)
Net cash provided by financing activities	48,177	30,353
Net increase in cash and cash equivalents	7,885	6,237

Cash and cash equivalents:
Beginning of period	13,803	16,487
End of period	$21,688	$22,724

Supplemental disclosures including non-cash investing and financing activities:
Interest paid	$1,525	$1,002
Income taxes (refunded) paid	$(437)	$2,383
Unpaid liabilities for capital expenditures	$6,156	$11,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
For the Three Months Ended April 29, 2017
(in thousands, except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)
	Shares	Amount		Shares	Amount			Total
Balance at January 28, 2017	32,340	$323	$410,504	(5,175)	$(43,286)	$(5,648)	$18,267	$380,160
Net loss	—	—	—	—	—	—	(18,987)	(18,987)
Other comprehensive income	—	—	—	—	—	131	—	131
Dividends on common stock, $0.15 per share	—	—	—	—	—	—	(4,227)	(4,227)
Deferred compensation	—	—	61	—	(61)	—	—	—
Issuance of equity awards, net	271	3	(3)	—	—	—	—	—
Tax withholdings paid for net settlement of stock awards	—	—	(196)	—	—	—	—	(196)
Stock-based compensation expense	—	—	2,182	—	—	—	—	2,182
Balance at April 29, 2017	32,611	$326	$412,548	(5,175)	$(43,347)	$(5,517)	$(4,947)	$359,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Stage Stores, Inc. and its subsidiary (“we,” “us” or “our”) have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. Those adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made. Results of operations for such interim periods are not necessarily indicative of the results of operations for a full year due to seasonality and other factors. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto filed with our Annual Report on Form 10-K for the year ended January 28, 2017 (“Form 10-K”).

References to a particular year are to our fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year.  For example, a reference to “2017” is a reference to the fiscal year ending February 3, 2018, and “2016” is a reference to the fiscal year ended January 28, 2017. Fiscal years 2017 and 2016 are comprised of 53 weeks and 52 weeks, respectively. References to the “three months ended April 29, 2017” and “three months ended April 30, 2016” are for the respective 13-week fiscal quarters.

On April 7, 2017, we acquired select assets of Gordmans Stores, Inc. and its subsidiaries through a bankruptcy auction (the “Gordmans Acquisition”). The results of 57 GORDMANS branded stores that we operated from April 7, 2017 through April 29, 2017 are included in our condensed consolidated statement of operations for the three months ended April 29, 2017 (see Note 8).

 Recent Accounting Standards. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which supersedes most existing revenue recognition guidance in GAAP. The core principle of the guidance is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects what a company expects to be entitled to in exchange for those goods or services. ASU 2014-09 allows for either a retrospective or cumulative effect transition method of adoption. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 by one year. The new revenue standard will be effective for us in the first quarter of fiscal year ending February 2, 2019. We continue to evaluate the impact of adopting of this standard and its subsequent related amendments and interpretations. However, based on our preliminary assessment, we do not expect the adoption of ASU 2014-09 to have a material impact on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which modifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and the option to estimate expected forfeitures or recognize forfeitures as they occur. We adopted this standard on January 29, 2017 on a prospective basis. Under the new standard, excess income tax benefits and tax deficiencies related to awards that vest or settle are recognized in the provision for income taxes, rather than within additional paid-in capital on the balance sheet. Excess tax benefits were historically reflected as a financing activity in the statements of cash flows, and after adoption, are included within operating activities. Cash paid to tax authorities when shares are withheld from a settlement to satisfy employee tax withholding obligations, continue to be classified as a financing activity in the statement of cash flows. We have elected to recognize forfeitures as they occur. The recognition of excess tax benefits and deficiencies may create significant volatility in the provision for income taxes and earnings. The adoption of the other requirements of this guidance did not have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on certain specific cash flow issues including proceeds received from the settlement of insurance claims. This guidance requires cash proceeds received from the settlement of insurance claims to be classified on the statement of cash flows on the basis of the related insurance coverage (that is, the nature of the loss). The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted and is to be applied retrospectively. We adopted this guidance in the first quarter of 2017. The adoption of ASU 2016-15 did not have a material impact on our condensed consolidated statements of cash flows.

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

NOTE 2 - STOCK-BASED COMPENSATION

Stock-based compensation expense by type of grant for each period presented was as follows (in thousands):

	Three Months Ended
	April 29, 2017	April 30, 2016
Restricted stock units	$73	$—
Non-vested stock	1,508	1,736
Performance shares	674	1,073
Total compensation expense	2,255	2,809
Related tax benefit	(848)	(1,056)
Stock-based compensation expense, net of tax	$1,407	$1,753

As of April 29, 2017, we have unrecognized compensation cost of $17.3 million related to stock-based compensation awards granted. That cost is expected to be recognized over a weighted average period of 2.6 years.

Stock Appreciation Rights (“SARs”)

Prior to 2012, we granted SARs to our employees, which generally vested 25% annually over a four year period from the grant date. Outstanding SARs expire, if not exercised or forfeited, within seven years from the grant date. Exercised SARs are settled by the issuance of common stock in an amount equal to the increase in share price of our common stock between the grant date and the exercise date.

The following table summarizes SARs activity for the three months ended April 29, 2017:

Stock Appreciation Rights	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, vested and exercisable at January 28, 2017	177,900	$17.69
Expired	(55,700)	15.86
Outstanding, vested and exercisable at April 29, 2017	122,200	$18.53	0.8	$—

Restricted Stock Units (“RSUs”)

We grant RSUs to our employees. These awards vest 25% annually over a four year period from the grant date. RSUs are accounted for as liabilities as we are required to settle the awards in cash. The liability for RSUs is remeasured based on the closing share price of our common stock at each reporting period until the award vests. Compensation expense is recognized ratably over the vesting period and adjusted with changes in the fair value of the liability. Unvested RSUs have the right to receive a dividend equivalent payment equal to cash dividends paid on our common stock. Each vested RSU is settled in cash in an amount equal to the fair market value of one share of our common stock on the vesting date, not to exceed five times the per share fair market value of our common stock on the grant date.

The following table summarizes restricted stock unit activity for the three months ended April 29, 2017:

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at January 28, 2017	—	$—
Granted	1,146,250	2.12
Vested	—	—
Forfeited	—	—
Outstanding at April 29, 2017	1,146,250	2.12

The weighted-average grant date fair value for restricted stock units granted during the three months ended April 29, 2017 was $2.12.

Non-vested Stock

We grant shares of non-vested stock to our employees and non-employee directors. Non-vested stock awarded to employees vests 25% annually over a four year period from the grant date. Non-vested stock awarded to non-employee directors cliff vest after one year. Compensation expense is recognized ratably over the vesting period. Certain non-vested stock awards have shareholder rights, including the right to vote and to receive dividends. The fair value of non-vested stock awards with dividend rights is based on the closing share price of our common stock on the grant date. The fair value of non-vested stock awards that do not have dividend rights is discounted for the present value of expected dividends during the vesting period. Non-vested stock converts one-for-one to common stock at the end of the vesting period.
The following table summarizes non-vested stock activity for the three months ended April 29, 2017:

Non-vested Stock	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 28, 2017	1,596,410	$10.22
Granted	226,259	2.09
Vested	(362,510)	13.61
Forfeited	(18,459)	9.77
Outstanding at April 29, 2017	1,441,700	8.09

The weighted-average grant date fair value for non-vested stock granted during the three months ended April 29, 2017 and April 30, 2016 was $2.09 and $7.14, respectively. The aggregate intrinsic value of non-vested stock that vested during the three months ended April 29, 2017 and April 30, 2016, was $0.8 million and $2.2 million, respectively. The payment of the employees’ tax liability for a portion of the vested shares was satisfied by withholding shares with a fair value equal to the tax liability. As a result, the actual number of shares issued during three months ended April 29, 2017 was 270,843.

Performance Shares

We grant performance shares as a means of rewarding management for our long-term performance based on total shareholder return relative to a specific group of companies over a three-year performance cycle. Performance shares cliff vest following a three-year performance cycle. Compensation expense is recorded ratably over the corresponding vesting period. The fair value of performance shares is estimated using a Monte Carlo simulation, based on the expected term of the award, a risk-free rate, expected dividends, expected volatility, and stock price for our common stock and the specified peer group. The expected term is estimated based on the vesting period of the awards, the risk-free rate is based on the yield on U.S. Treasury securities matching the vesting period, and the volatility is based on the historical volatility over the expected term. Grant recipients do not have any shareholder rights until the granted shares have been issued. The actual number of shares that may be issued ranges from zero to a maximum of twice the number of granted shares outstanding on the vesting date.

The following table summarizes information about the performance shares that were outstanding at April 29, 2017:

Period Granted	Target Shares Outstanding at January 28, 2017	Target Shares Granted	Target Shares Vested	Target Shares Forfeited	Target Shares Outstanding at April 29, 2017	Weighted Average Grant Date Fair Value Per Share
2015	158,490	—	—	—	158,490	$28.33
2016	330,233	—	—	—	330,233	8.69
2017	—	600,000	—	—	600,000	1.80
Total	488,723	600,000	—	—	1,088,723	7.75

The weighted-average grant date fair value for performance shares granted during the three months ended April 29, 2017 and April 30, 2016 was $1.80 and $8.69, respectively. No performance shares vested during the three months ended April 29, 2017 and April 30, 2016, respectively.

NOTE 3 - DEBT OBLIGATIONS

Debt obligations for each period presented consisted of the following (in thousands):

	April 29, 2017	January 28, 2017
Revolving Credit Facility	$216,454	$159,702
Finance obligations	2,429	2,708
Other financing	3,949	7,753
Total debt obligations	222,832	170,163
Less: Current portion of debt obligations	3,076	6,414
Long-term debt obligations	$219,756	$163,749

We have a $400.0 million senior secured revolving credit facility (“Revolving Credit Facility”) with a seasonal increase to $450.0 million and a $25.0 million letter of credit sublimit. The Revolving Credit Facility matures on December 16, 2021.

We use the Revolving Credit Facility to provide financing for working capital and general corporate purposes, as well as to finance capital expenditures and to support our letter of credit requirements. Borrowings are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. Inventory, cash and cash equivalents are pledged as collateral. The daily interest rates are determined by a prime rate or LIBOR, plus an applicable margin, as set forth in the Revolving Credit Facility agreement. For the three months ended April 29, 2017, the weighted average interest rate on outstanding borrowings and the average daily borrowings were 2.43% and $192.3 million, respectively.

Letters of credit issued under the Revolving Credit Facility support certain merchandise purchases and collateralize retained risks and deductibles under various insurance programs. At April 29, 2017, outstanding letters of credit totaled approximately $16.1 million. These letters of credit expire within twelve months of issuance. Excess availability under the Revolving Credit Facility at April 29, 2017 was $108.9 million.

The Revolving Credit Facility agreement contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends to $30 million in a fiscal year, and (iii) the repurchase of common stock under certain circumstances. The agreement also contains a fixed charge coverage ratio covenant in the event excess availability is below a defined threshold or an event of default has occurred. At April 29, 2017, we were in compliance with all of the debt covenants of the Revolving Credit Facility agreement and we expect to remain in compliance.

NOTE 4 - EARNINGS PER SHARE

The following tables show the computation of basic and diluted loss per common share for each period presented (in thousands, except per share amounts):

	Three Months Ended
	April 29, 2017	April 30, 2016
Basic:
Net loss	$(18,987)	$(15,460)
Less: Allocation of earnings to participating securities	—	—
Net loss allocated to common shares	(18,987)	(15,460)

Basic weighted average shares outstanding	27,268	26,932
Basic loss per share	$(0.70)	$(0.57)

	Three Months Ended
	April 29, 2017	April 30, 2016
Diluted:
Net loss	$(18,987)	$(15,460)
Less: Allocation of earnings to participating securities	—	—
Net loss allocated to common shares	(18,987)	(15,460)

Basic weighted average shares outstanding	27,268	26,932
Add: Dilutive effect of stock awards	—	—
Diluted weighted average shares outstanding	27,268	26,932
Diluted loss per share	$(0.70)	$(0.57)

The number of shares attributable to SARs and non-vested stock grants that would have been considered dilutive securities, but were excluded from the calculation of diluted loss per common share because the effect was anti-dilutive were as follows (in thousands):

	Three Months Ended
	April 29, 2017	April 30, 2016
Number of anti-dilutive shares due to net loss for the period	—	43
Number of anti-dilutive SARs due to exercise price greater than average market price of our common stock	156	213

NOTE 5 - STOCKHOLDERS’ EQUITY

On May 18, 2017, our Board of Directors (“Board”) declared a quarterly cash dividend of $0.05 per share of common stock, payable on June 14, 2017 to shareholders of record at the close of business on May 30, 2017.

NOTE 6 - PENSION PLAN

We sponsor a frozen defined benefit pension plan. The components of net periodic pension cost were as follows (in thousands):

	Three Months Ended
	April 29, 2017	April 30, 2016
Employer service cost	$125	$71
Interest cost	364	398
Expected return on plan assets	(403)	(453)
Net loss amortization	211	153
Net periodic pension cost	$297	$169

Our funding policy is to make contributions to maintain the minimum funding requirements for our pension obligations in accordance with the Employee Retirement Income Security Act. We may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover the short-term liquidity needs of the plan in order to maintain current invested positions. We made no contributions during the three months ended April 29, 2017.

NOTE 7 - FAIR VALUE MEASUREMENTS

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

Level 3 –	Inputs that are both unobservable and significant to the overall fair value measurement reflect our estimates of assumptions that market participants would use in pricing the asset or liability.

Financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	April 29, 2017
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (a)(b)	$19,072	$19,072	$—	$—

	January 28, 2017
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (a)(b)	$18,094	$18,094	$—	$—

(a) The liability for the amount due to participants corresponding in value to the securities held in the grantor trust is recorded in other long-term liabilities.
(b) Using the market approach, the fair values of these items represent quoted market prices multiplied by the quantities held. Net gains and losses related to the changes in fair value in the assets and liabilities under the various deferred compensation plans are recorded in selling, general and administrative expenses and were nil for the three months ended April 29, 2017 and for the fiscal year ended January 28, 2017.

Non-financial assets measured at fair value on a nonrecurring basis were as follows (in thousands):

	January 28, 2017
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Store property, equipment and leasehold improvements (a)	$8,795	$—	$—	$8,795

(a) Using an undiscounted cash flow model, we evaluate the cash flow trends of our stores at least annually and when events or changes in circumstances, such as a store closure, indicate that property, equipment and leasehold improvements may not be fully recoverable. When a store’s projected undiscounted cash flows indicate its carrying value may not be recoverable, we use a discounted cash flow model, with a 10% discount rate, to estimate the fair value of the underlying long-lived assets. An impairment write-down is recorded if the carrying value of a long-lived asset exceeds its fair value. Key assumptions in estimating future cash flows include, among other things, expected future operating performance, including expected closure date and lease term, and changes in economic conditions. We believe estimated future cash flows are sufficient to support the carrying value of our long-lived assets. Significant changes in the key assumptions used in our cash flow projections may result in additional asset impairments. There were no impairments of long-lived assets recognized for the three months ended April 29, 2017. We recognized impairment charges of $19.9 million during fiscal year 2016. Impairment charges are recorded in cost of sales and related buying, occupancy and distribution expenses.

Due to the short-term nature of cash and cash equivalents, payables and short-term debt obligations, the carrying value approximates the fair value of these instruments. In addition, we believe that the Revolving Credit Facility obligation approximates its fair value because interest rates are adjusted daily based on current market rates.

NOTE 8 - GORDMANS ACQUISITION

On April 7, 2017, we acquired select assets of Gordmans Stores, Inc. and its subsidiaries (collectively, the “Sellers”) through a bankruptcy auction. Under the terms of the transaction agreement, we will take an assignment of a minimum of 50 Sellers’ store leases, with rights to take an assignment of the leases for an additional seven stores and a distribution center. We have also acquired all of the Sellers’ inventory, furniture, fixtures and equipment at the 57 store locations and distribution center, as well as the trademarks and other intellectual property of the Sellers. The GORDMANS branded stores, which we intend to operate as an off-price concept, add scale to our business, while allowing us to leverage strategic synergies and our current infrastructure. The acquisition also brings beneficial geographic and customer diversification.

We expect to pay approximately $38 million in cash for the inventory and other assets acquired from the Sellers, of which $33.8 million was paid during the three months ended April 29, 2017 using existing cash and availability under our Revolving Credit Facility. The transaction, including the lease assignments, and purchase price are expected to be finalized in the second quarter 2017.

The estimated fair values of the assets acquired at the acquisition date, which are provisional pending the final valuation, were as follows (in thousands):

April 7, 2017
Inventory	$34,700
Property, plant and equipment and other assets	3,000
Total	$37,700

We recognized $6.3 million of acquisition and integration related costs in selling, general and administrative expenses for the three months ended April 29, 2017.

Net sales included in our condensed consolidated statement of operations from the 57 GORDMANS branded stores that we operated from April 7, 2017 through April 29, 2017 were $16.3 million.

Pro forma net sales and earnings for the three months ended April 29, 2017 and April 30, 2016 are not presented due to the impracticability in substantiating this information as the Gordmans Acquisition was limited to select assets and assignment of leases acquired through a bankruptcy auction. Furthermore, the results of operations may be impacted by the Sellers’ liquidation and may not be indicative of future performance.

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

For purposes of the following discussion, all references to the “first quarter 2017” and the “first quarter 2016” are for the 13-week fiscal periods ended April 29, 2017 and April 30, 2016, respectively.

The financial information, discussion and analysis that follow should be read in conjunction with our consolidated financial statements and the related notes included in this Form 10-Q as well as the financial and other information included in the Form 10-K.

Our Business

We are a leading retailer of trend-right, moderately priced, name-brand apparel, accessories, cosmetics, footwear and home goods. As of April 29, 2017, we operated in 42 states through approximately 800 BEALLS, GOODY’S, PALAIS ROYAL, PEEBLES and STAGE specialty department stores and approximately 50 GORDMANS off-price stores, as well as an e-commerce website. Our specialty department stores are predominantly located in small towns and rural communities. Our GORDMANS off-price stores are predominantly located in mid-sized, non-rural Midwest markets.

Results of Operations

Select financial results for the first quarter 2017 were as follows (comparisons are to the first quarter 2016):

•	Net sales decreased $24.2 million, or 7.3%.

•	Comparable sales decreased 9.6%.

•	Gross profit decreased $4.8 million, or 7.1%.

•	Selling, general and administrative (“SG&A”) expenses decreased $1.6 million, or 1.8%.

•	Diluted loss per common share was $0.70, compared with $0.57.

•	Adjusted diluted loss per common share (non-GAAP) was $0.55, compared with adjusted diluted loss per common share (non-GAAP) of $0.56 (see reconciliation of non-GAAP financial measures on page 19).

•	Cash dividends of $4.2 million, or $0.15 per common share, were paid.

2017 Outlook and Strategy

The retail environment continued to be challenging in the first quarter 2017. We had reduced traffic in our stores and lower comparable sales the first quarter 2017 compared to the first quarter 2016. We expect our sales to remain under pressure and are responding by controlling our inventories and reducing expenses.

Our key strategic initiatives for 2017, referred to as our Jump Start Plan, are to:

•
Continue building our e-commerce business, with further enhancements to the site design and functionality, improved mobile capabilities, additional digital marketing, expanded assortments, and investments in our supply chain. These efforts contributed to strong double-digit e-commerce growth in the first quarter.

•
Invigorate merchandise with more newness, an emphasis on style and value, and an expanded gift selection. We have been building more liquidity into our merchandise plans and editing less productive categories, which will enable us to increase our emphasis on key categories where we believe we can achieve substantial gains, including beauty, plus sizes, gifts and women’s updated and contemporary apparel. In addition, we expect to be able to add more off-price and close-out buys into our specialty department stores.

•	Build on beauty, with plans to add smaller Estee Lauder and Clinique counters to 32 stores. We are also expanding assortments within beauty, bath and body across the store base.

•	Recover merchandise margin by reducing promotional discount levels, eliminating overlapping coupons, and enhancing seasonal transitions.

•
Improve our relationship with our customers by communicating through the channels she uses most often and engaging her through our loyalty program. This includes shifting to more digital and email marketing and emphasizing that she can “Find something new at Stage” in our marketing.

•
Enhance the shopping experience for our customers by creating a culture of strong customer service and execution through our suggestive selling program, referred to as “Sell One More.” We are simplifying tasks to enable our store associates to direct their attention on providing exceptional service to our customers.

In the first quarter 2017, we closed on the Gordmans Acquisition (see Note 8). The GORDMANS branded stores, which we intend to operate as an off-price concept, adds scale to our business, while allowing us to leverage strategic synergies and our current infrastructure. The acquisition also brings beneficial geographic and customer diversification.

Non-GAAP Financial Measures

To provide additional transparency, we have disclosed the results of operations for the periods presented on a basis in conformity with GAAP and on a non-GAAP basis to show earnings excluding certain items presented below. We believe this supplemental financial information enhances an investor’s understanding of our financial performance as it excludes those items which impact comparability of operating trends. The non-GAAP financial information should not be considered in isolation or viewed as a substitute for net income, cash flow from operations, diluted earnings per common share or other measures of performance as defined by GAAP.  Moreover, the inclusion of non-GAAP financial information as used herein is not necessarily comparable to other similarly titled measures of other companies due to the potential inconsistencies in the method of presentation and items considered. The following tables set forth the supplemental financial information and the reconciliation of GAAP disclosures to non-GAAP financial measures (in thousands, except diluted earnings per share):

	Three Months Ended
	April 29, 2017	April 30, 2016
Net loss (GAAP)	$(18,987)	$(15,460)
Business acquisition costs (pretax)(a)	6,275	—
Store closures and other strategic initiatives (pretax)(b)	156	439
Consolidation of corporate headquarters and severance charges associated with workforce reduction (pretax)(c)	—	110
Income tax impact(d)	(2,447)	(198)
Adjusted loss (non-GAAP)	$(15,003)	$(15,109)

Diluted loss per share (GAAP)	$(0.70)	$(0.57)
Business acquisition costs (pretax)(a)	0.23	—
Store closures and other strategic initiatives (pretax)(b)	0.01	0.02
Consolidation of corporate headquarters and severance charges associated with workforce reduction (pretax)(c)	—	—
Income tax impact(d)	(0.09)	(0.01)
Adjusted diluted loss per share (non-GAAP)	$(0.55)	$(0.56)

(a) Reflects acquisition and integration costs related to the Gordmans Acquisition.

(b) Reflects store closing costs related to our strategic store closure plan that was announced in fiscal 2015, which primarily consists of fixture moving costs, lease termination charges and severance. Charges for the three months ended April 30, 2016 also include costs related to other strategic initiatives.

(c) Reflects duplicate rent expense and moving related costs associated with the consolidation of our corporate headquarters into a single location, which was completed in February 2016, and severance charges associated with workforce reductions.

(d) Taxes were allocated based on the estimated annual effective tax rate, excluding the impact of the stock-based compensation tax deficiency discreet item.

First Quarter 2017 Compared to First Quarter 2016

The following table sets forth the results of operations for the periods presented (in thousands, except percentages):

	Three Months Ended
	April 29, 2017		April 30, 2016		Change
	Amount	% to Sales (a)	Amount	% to Sales (a)	Amount	%
Net sales	$308,607	100.0%	$332,750	100.0%	$(24,143)	(7.3)%
Cost of sales and related buying, occupancy and distribution expenses	246,389	79.8%	265,763	79.9%	(19,374)	(7.3)%
Gross profit	62,218	20.2%	66,987	20.1%	(4,769)	(7.1)%
Selling, general and administrative expenses	88,509	28.7%	90,144	27.1%	(1,635)	(1.8)%
Interest expense	1,586	0.5%	1,029	0.3%	557	54.1%
Loss before income tax	(27,877)	(9.0)%	(24,186)	(7.3)%	(3,691)	15.3%
Income tax benefit	(8,890)	(2.9)%	(8,726)	(2.6)%	(164)	1.9%
Net loss	$(18,987)	(6.2)%	$(15,460)	(4.6)%	$(3,527)	22.8%

(a) Percentages may not foot due to rounding.

Net Sales

Sales for the first quarter 2017 of $308.6 million decreased $24.2 million, or 7.3%, from $332.8 million for the first quarter 2016, primarily due to a decline in comparable sales and closed stores, partially offset by $16.3 million in sales from the GORDMANS branded stores. Comparable sales include sales for stores that are open for at least 14 full months prior to the reporting period and e-commerce sales. Comparable sales decreased 9.6% in the first quarter 2017 compared to the first quarter 2016, reflecting a decrease of 12.6% in the number of transactions, partially offset by an increase of 3.4% in average transaction value. The decrease in transactions is primarily attributable to a decline in traffic in our stores. The increase in average transaction value was comprised of a 3.2% increase in average unit retail and a 0.2% increase in units per transaction.

Our non-apparel categories performed better than our apparel categories. Footwear, cosmetics, handbags, and home/gifts were our best performing merchandise categories. Our best performing apparel areas were dresses, plus sizes and activewear.

Gross Profit

Gross profit for the first quarter 2017 was $62.2 million, a decrease of $4.8 million or 7.1%, from $67.0 million for the first quarter 2016. Gross profit, as a percent of sales, increased to 20.2% for the first quarter 2017 from 20.1% for the first quarter 2016. The increase in the gross profit rate reflects a decrease in the merchandise cost of sales rate of 170 basis points as a result of lower markdowns and lower clearance sales, offset by an increase in the buying, occupancy and distribution expenses rate as a result of deleverage from sales.

Selling, General and Administrative Expenses

SG&A expenses for the first quarter 2017 decreased $1.6 million to $88.5 million from $90.1 million for the first quarter 2016. As a percent of sales, SG&A expenses increased to 28.7% for the first quarter 2017 from 27.1% for the first quarter 2016 as a result of deleverage from lower sales. The first quarter 2017 included Gordmans Acquisition related costs of $6.3 million, or 2.0% of sales. This was offset by decreases in SG&A expenses for the first quarter 2017 compared to the first quarter 2016, primarily due to a shift in advertising expense to key selling periods later in the year, reduced store expenses and insurance recoveries from casualty losses.

Interest Expense

Net interest expense was $1.6 million for the first quarter 2017, compared to $1.0 million for the first quarter 2016. Interest expense is primarily comprised of interest on borrowings under the Revolving Credit Facility, related letters of credit and commitment fees, amortization of debt issuance costs and interest on finance obligations. The increase in interest expense is primarily due to an increase in average borrowings and interest rate under the Revolving Credit Facility for the first quarter 2017 compared to the first quarter 2016.

Income Taxes

Our effective income tax rate for the first quarter 2017 was 31.9%, resulting in an estimated tax benefit of $8.9 million. This compares to an effective tax rate of 36.1% and an income tax benefit of $8.7 million for the first quarter 2016. The lower effective tax rate in the first quarter 2017 is due a $1.7 million tax deficiency from stock-based compensation.

Seasonality and Inflation

Our business, like many other retailers, is subject to seasonal influences, with a significant portion of sales and income typically realized during the last quarter of our fiscal year. Working capital requirements fluctuate during the year and generally reach their highest levels during the third and fourth quarters. Because of the seasonality of our business, results from any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

We do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

Liquidity and Capital Resources

Our liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows, (iii) normal trade credit terms from our vendors and their factors and (iv) the Revolving Credit Facility. Our primary cash requirements are for operational needs, including rent and salaries, seasonal inventory purchases, and capital investments in our stores, e-commerce and information technology. We also have used our cash flows and other liquidity sources to pay quarterly cash dividends. Our cash requirements for 2017 include the Gordmans Acquisition and any additional investments required to support the integration of the GORDMANS store operations into our infrastructure.

While there can be no assurances, we believe that our sources of liquidity will be sufficient to cover working capital needs, planned capital expenditures and debt service requirements for the remainder of 2017 and the foreseeable future.

Key components of our cash flow are summarized below (in thousands):

	Three Months Ended
	April 29, 2017	April 30, 2016
Net cash provided by (used in):
Operating activities	$(313)	$8,063
Investing activities	(39,979)	(32,179)
Financing activities	48,177	30,353

Operating Activities

During the first quarter 2017, we used $0.3 million in cash from operating activities. Net loss, adjusted for non-cash expenses, used cash of approximately $1.7 million. Changes in operating assets and liabilities provided net cash of approximately $0.3 million, which included a $33.1 million increase in merchandise inventories primarily due to the seasonal build of inventories, an increase in other assets of $6.1 million and an increase in accounts payable and other liabilities of $39.5 million. Additionally, cash flows from operating activities included construction allowances from landlords of $1.0 million, which funded a portion of the capital expenditures related to store leasehold improvements in relocated, expanded and remodeled stores.

During the first quarter 2016, we generated $8.1 million in cash from operating activities. Net loss, adjusted for non-cash expenses, provided cash of approximately $2.0 million.  Changes in operating assets and liabilities provided net cash of approximately $1.8 million, which included a $46.3 million increase in merchandise inventories primarily due to the seasonal build of inventories, a decrease in other assets of $4.3 million and an increase in accounts payable and other liabilities of $43.7 million. Additionally, cash flows from operating activities included construction allowances from landlords of $4.3 million, which funded a portion of the capital expenditures related to store leasehold improvements in our new corporate office building and store leasehold improvements in relocated, expanded and remodeled stores.

Investing Activities

Capital expenditures were $7.4 million for the first quarter 2017 compared to $33.2 million for the first quarter 2016. The decrease in capital expenditures in the first quarter 2017 compared to the first quarter 2016 is due to a decrease in store expansions and remodels. We received construction allowances from landlords of $1.0 million in the first quarter 2017 and $4.3 million in the first quarter 2016 to fund a portion of the capital expenditures related to store leasehold improvements and our new corporate office building. These funds are recorded as a deferred rent credit on the balance sheet and are recognized as an offset to rent expense over the lease term commencing with the date the allowances are earned.

During the first quarter 2017, we paid $33.8 million for the Gordmans Acquisition (see Note 8 to the condensed consolidated financial statements), which was funded with existing cash and availability under our Revolving Credit Facility.

Financing Activities

We use the Revolving Credit Facility to provide financing for working capital and general corporate purposes, as well as to finance capital expenditures and to support our letter of credit requirements. Borrowings are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. Inventory, cash and cash equivalents are pledged as collateral. The daily interest rates are determined by a prime rate or LIBOR, plus an applicable margin, as set forth in the Revolving Credit Facility agreement. For the first quarter 2017, the weighted average interest rate on outstanding borrowings and the average daily borrowings were 2.43% and $192.3 million, respectively, compared to 1.73% and $159.1 million first quarter 2016. The increase in average daily borrowings for the first quarter 2017 compared to the first quarter 2016 includes the Gordmans Acquisition and related costs.

Letters of credit issued under the Revolving Credit Facility support certain merchandise purchases and collateralize retained risks and deductibles under various insurance programs. At April 29, 2017, outstanding letters of credit totaled approximately $16.1 million. These letters of credit expire within twelve months of issuance. Excess borrowing availability under the Revolving Credit Facility at April 29, 2017 was $108.9 million.

The Revolving Credit Facility agreement contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends to $30.0 million in a fiscal year, and (iii) the repurchase of common stock under certain circumstances. The agreement also contains a fixed charge coverage ratio covenant in the event excess availability is below a defined threshold or an event of default has occurred. At April 29, 2017, we were in compliance with all of the debt covenants of the agreement and we expect to remain in compliance.

We paid $4.2 million in cash dividends during the first quarter 2017. On May 18, 2017, our Board declared a quarterly cash dividend of $0.05 per share of common stock, payable on June 14, 2017 to shareholders of record at the close of business on May 30, 2017.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in our internal control over financial reporting during the three months ended April 29, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                                        LEGAL PROCEEDINGS

No response is required under Item 103 of Regulation S-K.

ITEM 1A.                          RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Form 10-K, except for the addition of the risk factor that follows:

Failure to successfully integrate the Gordmans business in the expected time frame may adversely affect our results of operations and financial condition. The acquisition involves numerous risks, including the following:

•	The potential loss of distributors, vendors and other business partners following the acquisition.

•	The potential loss of customers as we rebuild inventory levels and implement new pricing strategies in the GORDMANS branded stores.

•	We may not be able to attract or retain key employees with experience in off-price retail operations.

•	Projected sales and margins for the GORDMANS branded stores may not be achieved.

•	Integration of technologies and systems may take longer or be more costly than anticipated.

If we are not able to successfully integrate the Gordmans business timely, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected, which may adversely affect our results of operations and financial condition.

ITEM 2.                                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 7, 2011, our Board approved a stock repurchase program (“2011 Stock Repurchase Program”) which authorized us to repurchase up to $200.0 million of our outstanding common stock. The 2011 Stock Repurchase Program will expire when we have exhausted the authorization, unless terminated earlier by our Board. Through April 29, 2017, we repurchased approximately $141.6 million of our outstanding common shares under the 2011 Stock Repurchase Program. Also in March 2011, our Board authorized us to repurchase shares of our outstanding common stock equal to the amount of the proceeds and related tax benefits from the exercise of stock options, stock appreciation rights and other equity grants. Purchases of shares of our common stock may be made from time to time, either on the open market or through privately negotiated transactions and are financed by our existing cash, cash flow and other liquidity sources, as appropriate.

The table below sets forth information regarding our repurchases of common stock during the three months ended April 29, 2017:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)

January 29, 2017 to February 25, 2017	4,782	$2.69	—	$58,351,202

February 26, 2017 to April 1, 2017	86,977	2.05	—	$58,351,202

April 2, 2017 to April 29, 2017	25,480	2.61	—	$58,351,202

Total	117,239	$2.20	—

(a) Although we did not repurchase any of our common stock during the three months ended April 29, 2017 under the 2011 Stock Repurchase Program:

•
We reacquired 91,667 shares of common stock from certain employees to cover tax withholding obligations from the vesting of restricted stock at a weighted average acquisition price of $2.14 per common share; and

•
The trustee of the grantor trust established by us for the purpose of holding assets under our deferred compensation plan purchased an aggregate of 25,572 shares of our common stock in the open market at a weighted average price of $2.38 in connection with the option to invest in our stock under the deferred compensation plan and reinvestment of dividends paid on our common stock held in trust in the deferred compensation plan.

(b) Reflects the $200.0 million authorized under the 2011 Stock Purchase Program, less the $141.6 million repurchased as of April 29, 2017 using our existing cash, cash flow and other liquidity sources since March 2011.

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

10.1*
Second Amendment to Second Amended and Restated Credit Agreement and Amendment to Amended and Restated Security Agreement dated April 21, 2017, among Specialty Retailers, Inc., as borrower, Stages Stores, Inc., as guarantor, and the banks named therein.

10.2*†	Employment Agreement between Steven L. Hunter and Stage Stores, Inc. dated May 11, 2017.

10.3*†	Employment Agreement between Amy B. Gray and Stage Stores, Inc. dated April 10, 2017.

10.4*†	Employment Agreement between Chadwick P. Reynolds and Stage Stores, Inc. dated April 10, 2017.

10.5*†	Form of Restricted Stock Unit Award Agreement (Employee) under the Stage Stores, Inc. Second Amended and Restated 2008 Equity Incentive Plan (4 year pro rata vesting; GVPs and above).

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

32*	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________________________

*	Filed electronically herewith.
†	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAGE STORES, INC.

Dated: June 8, 2017	/s/ Michael L. Glazer
Michael L. Glazer
President and Chief Executive Officer
(Principal Executive Officer)

Dated: June 8, 2017	/s/ Oded Shein
Oded Shein
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)