Form 10-Q
period 2017-07-29
STAGE STORES INC
filed 2017-09-07
CIK 6885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2017

or

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

As of August 31, 2017, there were 27,594,070 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Stage Stores, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(Unaudited)

	July 29, 2017	January 28, 2017
ASSETS
Cash and cash equivalents	$26,132	$13,803
Merchandise inventories, net	460,405	409,384
Prepaid expenses and other current assets	62,357	41,574
Total current assets	548,894	464,761

Property, equipment and leasehold improvements, net of accumulated depreciation of $721,472 and $697,087, respectively	269,977	284,110
Intangible assets	17,135	15,235
Other non-current assets, net	23,925	22,883
Total assets	$859,931	$786,989

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$126,904	$101,985
Accrued expenses and other current liabilities	73,804	66,685
Total current liabilities	200,708	168,670

Long-term debt obligations	227,385	163,749
Other long-term liabilities	78,209	74,410
Total liabilities	506,302	406,829

Commitments and contingencies

Common stock, par value $0.01, 100,000 shares authorized, 32,766 and 32,340 shares issued, respectively	328	323
Additional paid-in capital	414,524	410,504
Treasury stock, at cost, 5,175 shares, respectively	(43,210)	(43,286)
Accumulated other comprehensive loss	(5,385)	(5,648)
(Accumulated deficit) retained earnings	(12,628)	18,267
Total stockholders' equity	353,629	380,160
Total liabilities and stockholders' equity	$859,931	$786,989

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net sales	$377,081	$338,385	$685,688	$671,135
Cost of sales and related buying, occupancy and distribution expenses	284,140	252,815	530,529	518,578
Gross profit	92,941	85,570	155,159	152,557
Selling, general and administrative expenses	100,643	85,368	189,152	175,512
Interest expense	1,918	1,192	3,504	2,221
Loss before income tax	(9,620)	(990)	(37,497)	(25,176)
Income tax benefit	(3,362)	(1,031)	(12,252)	(9,757)
Net (loss) income	$(6,258)	$41	$(25,245)	$(15,419)

Other comprehensive income:
Amortization of employee benefit related costs, net of tax of $81, $112, $161 and $170, respectively	$132	$183	$263	$278
Total other comprehensive income	132	183	263	278
Comprehensive (loss) income	$(6,126)	$224	$(24,982)	$(15,141)

Basic (loss) earnings per share data:
Basic (loss) earnings per share	$(0.23)	$—	$(0.93)	$(0.57)
Basic weighted average shares outstanding	27,535	27,111	27,401	27,021

Diluted (loss) earnings per share data:
Diluted (loss) earnings per share	$(0.23)	$—	$(0.93)	$(0.57)
Diluted weighted average shares outstanding	27,535	27,175	27,401	27,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended
	July 29, 2017	July 30, 2016
Cash flows from operating activities:
Net loss	$(25,245)	$(15,419)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and impairment of long-lived assets	33,177	36,508
(Gain) loss on retirements of property, equipment and leasehold improvements	(528)	124
Deferred income taxes	5,520	(1,404)
Tax deficiency from stock-based compensation	—	(3,230)
Stock-based compensation expense	4,312	6,552
Amortization of debt issuance costs	144	109
Deferred compensation obligation	(76)	208
Amortization of employee benefit related costs	424	448
Construction allowances from landlords	1,098	6,290
Other changes in operating assets and liabilities:
Increase in merchandise inventories	(19,251)	(25,121)
Increase in other assets	(22,188)	(9,415)
Increase in accounts payable and other liabilities	30,802	34,069
Net cash provided by operating activities	8,189	29,719

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(15,502)	(57,677)
Proceeds from insurance and disposal of assets	1,307	1,047
Business acquisition	(36,144)	—
Net cash used in investing activities	(50,339)	(56,630)

Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	277,013	253,095
Payments of revolving credit facility borrowings	(211,891)	(215,700)
Proceeds from long-term debt obligation	—	5,830
Payments of long-term debt obligations	(4,850)	(2,785)
Payments of debt issuance costs	(8)	—
Payments for stock related compensation	(135)	(817)
Cash dividends paid	(5,650)	(8,321)
Net cash provided by financing activities	54,479	31,302
Net increase in cash and cash equivalents	12,329	4,391

Cash and cash equivalents:
Beginning of period	13,803	16,487
End of period	$26,132	$20,878

Supplemental disclosures including non-cash investing and financing activities:
Interest paid	$3,324	$2,136
Income taxes paid	$247	$3,091
Unpaid liabilities for capital expenditures	$5,563	$4,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
For the Six Months Ended July 29, 2017
(in thousands, except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)
	Shares	Amount		Shares	Amount			Total
Balance at January 28, 2017	32,340	$323	$410,504	(5,175)	$(43,286)	$(5,648)	$18,267	$380,160
Net loss	—	—	—	—	—	—	(25,245)	(25,245)
Other comprehensive income	—	—	—	—	—	263	—	263
Dividends on common stock, $0.20 per share	—	—	—	—	—	—	(5,650)	(5,650)
Deferred compensation	—	—	(76)	—	76	—	—	—
Issuance of equity awards, net	426	5	(5)	—	—	—	—	—
Tax withholdings paid for net settlement of stock awards	—	—	(211)	—	—	—	—	(211)
Stock-based compensation expense	—	—	4,312	—	—	—	—	4,312
Balance at July 29, 2017	32,766	$328	$414,524	(5,175)	$(43,210)	$(5,385)	$(12,628)	$353,629

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

References to a particular year are to our fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year.  For example, a reference to “2017” is a reference to the fiscal year ending February 3, 2018, and “2016” is a reference to the fiscal year ended January 28, 2017. Fiscal years 2017 and 2016 are comprised of 53 weeks and 52 weeks, respectively. References to the “three months ended July 29, 2017” and “three months ended July 30, 2016” are for the respective 13-week fiscal quarters. References to the “six months ended July 29, 2017” and “six months ended July 30, 2016” are for the respective 26-week fiscal periods.

On April 7, 2017, we acquired select assets of Gordmans Stores, Inc. and its subsidiaries through a bankruptcy auction (“Gordmans Acquisition”). The results of the GORDMANS branded stores that we operated from April 7, 2017 through July 29, 2017 are included in our condensed consolidated statement of operations for the six months ended July 29, 2017 (see Note 8).

 Recently Adopted Accounting Pronouncements. In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which modifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and the option to estimate expected forfeitures or recognize forfeitures as they occur. We adopted this standard on a prospective basis in first quarter of 2017. Under the new standard, excess income tax benefits and deficiencies related to awards that vest or settle are recognized in the provision for income taxes as a discrete event in the period in which they occur. Historically, these amounts were reflected within additional paid-in capital on the balance sheet. In addition, upon adoption excess tax benefits are reflected within operating activities in the statements of cash flows, whereas historically these amounts were reflected as a financing activity. Cash paid to tax authorities when shares are withheld from a settlement to satisfy employee tax withholding obligations continue to be classified as a financing activity in the statement of cash flows. We have elected to recognize forfeitures as they occur. The recognition of excess tax benefits and deficiencies may create significant volatility in the provision for income taxes and earnings. We recognized excess tax deficiencies of $0.3 million and $2.0 million in the provision for income taxes for three and six months ended July 29, 2017, respectively. The adoption of the other requirements of this guidance did not have a material impact on our consolidated financial statements.

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

 Recent Accounting Pronouncements Not Yet Adopted. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes most existing revenue recognition guidance in GAAP. The core principle of the guidance is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects what a company expects to be entitled to in exchange for those goods or services. The guidance also requires expanded disclosures regarding revenues. The new revenue standard allows for either a retrospective or cumulative effect transition method of adoption and will be effective for us in the first quarter of fiscal year ending February 2, 2019. Although we continue to evaluate the impact on our revenue recognition and disclosure requirements, based on our analysis thus far, we do not expect the adoption to have a material impact on our consolidated financial statements.

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

NOTE 2 - STOCK-BASED COMPENSATION

Stock-based compensation expense by type of grant for each period presented was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Restricted stock units	$129	$—	$202	$—
Non-vested stock	1,395	2,213	2,903	3,949
Performance shares	735	1,530	1,409	2,603
Total compensation expense	2,259	3,743	4,514	6,552
Related tax benefit	(849)	(1,408)	(1,697)	(2,464)
Stock-based compensation expense, net of tax	$1,410	$2,335	$2,817	$4,088

As of July 29, 2017, we have unrecognized compensation cost of $15.4 million related to stock-based compensation awards granted. That cost is expected to be recognized over a weighted average period of 2.3 years.

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

The following table summarizes SARs activity for the six months ended July 29, 2017:

Stock Appreciation Rights	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, vested and exercisable at January 28, 2017	177,900	$17.69
Expired	(64,250)	16.26
Outstanding, vested and exercisable at July 29, 2017	113,650	$18.50	0.6	$—

Restricted Stock Units (“RSUs”)

We grant RSUs to our employees. These awards vest 25% annually over a four year period from the grant date. Each vested RSU is settled in cash in an amount equal to the fair market value of one share of our common stock on the vesting date, not to exceed five times the per share fair market value of our common stock on the grant date. Unvested RSUs have the right to receive a dividend equivalent payment equal to cash dividends paid on our common stock. RSUs are accounted for as a liability in accordance with accounting guidance for cash settled stock awards. The liability for RSUs is remeasured based on the closing share price of our common stock at each reporting period until the award vests. Compensation expense is recognized ratably over the vesting period and adjusted with changes in the fair value of the liability.

The following table summarizes restricted stock unit activity for the six months ended July 29, 2017:

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at January 28, 2017	—	$—
Granted	1,321,250	2.14
Outstanding at July 29, 2017	1,321,250	2.14

The weighted-average grant date fair value for restricted stock units granted during the six months ended July 29, 2017 was $2.14.

Non-vested Stock

We grant shares of non-vested stock to our employees and non-employee directors. Non-vested stock awarded to employees vests 25% annually over a four year period from the grant date. Non-vested stock awarded to non-employee directors cliff vests after one year. At the end of the vesting period, non-vested stock converts one-for-one to common stock. Certain non-vested stock awards have shareholder rights, including the right to vote and to receive dividends. The fair value of non-vested stock awards with dividend rights is based on the closing share price of our common stock on the grant date. The fair value of non-vested stock awards that do not have dividend rights is discounted for the present value of expected dividends during the vesting period. Compensation expense is recognized ratably over the vesting period.
The following table summarizes non-vested stock activity for the six months ended July 29, 2017:

Non-vested Stock	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 28, 2017	1,596,410	$10.22
Granted	668,371	2.21
Vested	(523,462)	11.56
Forfeited	(21,683)	9.66
Outstanding at July 29, 2017	1,719,636	6.70

The weighted-average grant date fair value for non-vested stock granted during the six months ended July 29, 2017 and July 30, 2016 was $2.21 and $6.95, respectively. The aggregate intrinsic value of non-vested stock that vested during the six months ended July 29, 2017 and July 30, 2016, was $1.1 million and $2.6 million, respectively. The payment of the employees’ tax liability for a portion of the vested shares was satisfied by withholding shares with a fair value equal to the tax liability. As a result, the actual number of shares issued during six months ended July 29, 2017 was 425,597.

Performance Shares

We grant performance shares as a means of rewarding management for our long-term performance based on total shareholder return relative to a specific group of companies over a three-year performance cycle. Performance shares cliff vest following a three-year performance cycle. The actual number of shares that may be earned and issued ranges from zero to a maximum of twice the number of granted shares outstanding on the vesting date. Grant recipients do not have any shareholder rights until the granted shares have been earned and issued. The fair value of performance shares is estimated using a Monte Carlo simulation, based on the expected term of the award, a risk-free rate, expected dividends, expected volatility, and stock price for our common stock and the specified peer group. The expected term is estimated based on the vesting period of the awards, the risk-free rate is based on the yield on U.S. Treasury securities matching the vesting period, and the volatility is based on the historical volatility over the expected term. Compensation expense is recorded ratably over the corresponding vesting period.

The following table summarizes information about the performance shares that were outstanding at July 29, 2017:

Period Granted	Target Shares Outstanding at January 28, 2017	Target Shares Granted	Target Shares Vested	Target Shares Forfeited	Target Shares Outstanding at July 29, 2017	Weighted Average Grant Date Fair Value Per Share
2015	158,490	—	—	—	158,490	$28.33
2016	330,233	—	—	—	330,233	8.69
2017	—	600,000	—	—	600,000	1.80
Total	488,723	600,000	—	—	1,088,723	7.75

The weighted-average grant date fair value for performance shares granted during the six months ended July 29, 2017 and July 30, 2016 was $1.80 and $8.69, respectively. No performance shares vested during the six months ended July 29, 2017 and July 30, 2016, respectively.

NOTE 3 - DEBT OBLIGATIONS

Debt obligations for each period presented consisted of the following (in thousands):

	July 29, 2017	January 28, 2017
Revolving Credit Facility	$224,824	$159,702
Finance obligations	2,142	2,708
Other financing	3,469	7,753
Total debt obligations	230,435	170,163
Less: Current portion of debt obligations	3,050	6,414
Long-term debt obligations	$227,385	$163,749

We have a $400.0 million senior secured revolving credit facility (“Revolving Credit Facility”) with a seasonal increase to $450.0 million and a $25.0 million letter of credit sublimit. The Revolving Credit Facility matures on December 16, 2021.

We use the Revolving Credit Facility to provide financing for working capital and general corporate purposes, as well as to finance capital expenditures and to support our letter of credit requirements. Borrowings are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. Inventory, cash and cash equivalents are pledged as collateral. The daily interest rates are determined by a prime rate or LIBOR, plus an applicable margin, as set forth in the Revolving Credit Facility agreement. For the six months ended July 29, 2017, the weighted average interest rate on outstanding borrowings and the average daily borrowings were 2.54% and $215.4 million, respectively.

Letters of credit issued under the Revolving Credit Facility support certain merchandise purchases and collateralize retained risks and deductibles under various insurance programs. At July 29, 2017, outstanding letters of credit totaled approximately $12.3 million. These letters of credit expire within 12 months of issuance, but may be renewed. Excess availability under the Revolving Credit Facility at July 29, 2017 was $90.4 million.

The Revolving Credit Facility agreement contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends to $30 million in a fiscal year, and (iii) the repurchase of common stock under certain circumstances. The agreement also contains a fixed charge coverage ratio covenant in the event excess availability is below a defined threshold or an event of default has occurred. At July 29, 2017, we were in compliance with all of the debt covenants of the Revolving Credit Facility agreement and we expect to remain in compliance.

NOTE 4 - EARNINGS PER SHARE

The following tables show the computation of basic and diluted (loss) earnings per common share for each period presented (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Basic:
Net (loss) income	$(6,258)	$41	$(25,245)	$(15,419)
Less: Allocation of earnings to participating securities	(51)	—	(202)	—
Net (loss) income allocated to common shares	(6,309)	41	(25,447)	(15,419)

Basic weighted average shares outstanding	27,535	27,111	27,401	27,021
Basic (loss) earnings per share	$(0.23)	$—	$(0.93)	$(0.57)

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Diluted:
Net (loss) income	$(6,258)	$41	$(25,245)	$(15,419)
Less: Allocation of earnings to participating securities	(51)	—	(202)	—
Net (loss) income allocated to common shares	(6,309)	41	(25,447)	(15,419)

Basic weighted average shares outstanding	27,535	27,111	27,401	27,021
Add: Dilutive effect of stock awards	—	64	—	—
Diluted weighted average shares outstanding	27,535	27,175	27,401	27,021
Diluted (loss) earnings per share	$(0.23)	$—	$(0.93)	$(0.57)

The number of shares attributable to SARs and non-vested stock grants that would have been considered dilutive securities, but were excluded from the calculation of diluted loss per common share because the effect was anti-dilutive were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Number of anti-dilutive shares due to net loss for the period	—	—	—	53
Number of anti-dilutive SARs due to exercise price greater than average market price of our common stock	119	194	138	203

NOTE 5 - STOCKHOLDERS’ EQUITY

On August 17, 2017, our Board of Directors (“Board”) declared a quarterly cash dividend of $0.05 per share of common stock, payable on September 13, 2017 to shareholders of record at the close of business on August 29, 2017.

NOTE 6 - PENSION PLAN

We sponsor a frozen defined benefit pension plan. The components of net periodic pension cost were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Employer service cost	$120	$99	$245	$170
Interest cost	363	400	727	798
Expected return on plan assets	(412)	(422)	(815)	(875)
Net loss amortization	213	295	424	448
Net periodic pension cost	$284	$372	$581	$541

Our funding policy is to make contributions to maintain the minimum funding requirements for our pension obligations in accordance with the Employee Retirement Income Security Act. We may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover the short-term liquidity needs of the plan in order to maintain current invested positions. We contributed $0.1 million during the six months ended July 29, 2017, and we expect to contribute an additional $0.8 million in 2017.

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

Level 3 –	Inputs that are both unobservable and significant to the overall fair value measurement reflect our estimates of assumptions that market participants would use in pricing the asset or liability.

Financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	July 29, 2017
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (a)(b)	$19,019	$19,019	$—	$—

	January 28, 2017
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (a)(b)	$18,094	$18,094	$—	$—

(a) The liability for the amount due to participants corresponding in value to the securities held in the grantor trust is recorded in other long-term liabilities.
(b) Using the market approach, the fair values of these items represent quoted market prices multiplied by the quantities held. Net gains and losses related to the changes in fair value in the assets and liabilities under the various deferred compensation plans are recorded in selling, general and administrative expenses and were nil for the six months ended July 29, 2017 and for the fiscal year ended January 28, 2017.

Non-financial assets measured at fair value on a nonrecurring basis were as follows (in thousands):

	July 29, 2017
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Store property, equipment and leasehold improvements (a)	$251	$—	$—	$251

	January 28, 2017
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Store property, equipment and leasehold improvements (a)	$8,795	$—	$—	$8,795

(a) Using an undiscounted cash flow model, we evaluate the cash flow trends of our stores at least annually and when events or changes in circumstances, such as a store closure, indicate that property, equipment and leasehold improvements may not be fully recoverable. When a store’s projected undiscounted cash flows indicate its carrying value may not be recoverable, we use a discounted cash flow model, with a 10% discount rate, to estimate the fair value of the underlying long-lived assets. An impairment write-down is recorded if the carrying value of a long-lived asset exceeds its fair value. Key assumptions in estimating future cash flows include, among other things, expected future operating performance, including expected closure date and lease term, and changes in economic conditions. We believe estimated future cash flows are sufficient to support the carrying value of our long-lived assets. Significant changes in the key assumptions used in our cash flow projections may result in additional asset impairments. For the six months ended July 29, 2017 and fiscal year 2016, we recognized impairment charges of $0.2 million and $19.9 million respectively. Impairment charges are recorded in cost of sales and related buying, occupancy and distribution expenses.

Due to the short-term nature of cash and cash equivalents, payables and short-term debt obligations, the carrying value approximates the fair value of these instruments. In addition, we believe that the Revolving Credit Facility obligation approximates its fair value because interest rates are adjusted daily based on current market rates.

NOTE 8 - GORDMANS ACQUISITION

On April 7, 2017, we acquired select assets of Gordmans Stores, Inc. and its subsidiaries (collectively, the “Sellers”) through a bankruptcy auction. The terms of the transaction agreement required us to take assignment of a minimum of 50 of the Sellers’ store leases, with rights to take assignment of the leases for an additional seven stores and a distribution center. We also acquired all of the Sellers’ inventory, furniture, fixtures and equipment at the 57 store locations and distribution center, as well as the trademarks and other intellectual property of the Sellers. The GORDMANS branded stores, which we intend to operate as an off-price concept, add scale to our business, while allowing us to leverage strategic synergies and our current infrastructure. The acquisition also brings beneficial geographic and customer diversification.

The purchase price was finalized and we completed the lease assignments in the second quarter 2017. The purchase price for the inventory and other assets acquired from the Sellers was approximately $36.1 million, all of which was paid during the six months ended July 29, 2017 using existing cash and availability under our Revolving Credit Facility. We took assignment of 55 of the 57 store locations and the distribution center. We also entered into new leases for 3 former Gordmans store locations, of which, two were opened in the second quarter 2017 and one opened in August 2017.

The estimated fair values of the assets acquired at the acquisition date, which are provisional pending the final valuation, were as follows (in thousands):

April 7, 2017
Inventory	$31,770
Property, plant and equipment and other assets	4,374
Total	$36,144

We recognized $2.9 million and $9.2 million of acquisition and integration related costs in selling, general and administrative expenses for the three and six months ended July 29, 2017, respectively.

Net sales included in our condensed consolidated statements of operations from the GORDMANS branded stores that we operated were $55.5 million and $71.8 million for the three and six months ended July 29, 2017, respectively.

Pro forma net sales and earnings for the three and six months ended July 29, 2017 and July 30, 2016 are not presented due to the impracticability in substantiating this information as the Gordmans Acquisition was limited to select assets and assignment of leases acquired through a bankruptcy auction. Furthermore, the results of operations may be impacted by the Sellers’ liquidation and may not be indicative of future performance.

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

Readers should carefully review the Form 10-K in its entirety including, but not limited to, our financial statements and the notes thereto and the risks and uncertainties described in Part I, Item 1A (Risk Factors) of the Form 10-K. This report should be read in conjunction with the Form 10-K, and you should consider all of these risks, uncertainties and other factors carefully in evaluating forward-looking statements.

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

For purposes of the following discussion, all references to the “second quarter 2017” and the “second quarter 2016” are for the 13-week fiscal periods ended July 29, 2017 and July 30, 2016, respectively, and all references to “year-to-date 2017” and “year-to-date 2016” are for the 26-week fiscal periods ended July 29, 2017 and July 30, 2016, respectively.

The financial information, discussion and analysis that follow should be read in conjunction with our consolidated financial statements and the related notes included in this Form 10-Q as well as the financial and other information included in the Form 10-K.

Our Business

We are a leading retailer of trend-right, moderately priced, name-brand apparel, accessories, cosmetics, footwear and home goods. As of July 29, 2017, we operated in 42 states through 793 BEALLS, GOODY’S, PALAIS ROYAL, PEEBLES and STAGE specialty department stores and 57 GORDMANS off-price stores, as well as an e-commerce website. Our specialty department stores are predominantly located in small towns and rural communities. Our GORDMANS off-price stores are predominantly located in mid-sized, non-rural Midwest markets.

Results of Operations

Select financial results for the second quarter 2017 were as follows (comparisons are to the second quarter 2016):

•	Completed the Gordmans Acquisition and operated 57 GORDMANS branded stores by the end of the second quarter 2017.

•	Net sales increased $38.7 million, or 11.4%.

•	Comparable sales decreased 3.6%.

•	Gross profit increased $7.4 million, or 8.6%.

•	Selling, general and administrative (“SG&A”) expenses increased $15.3 million, or 17.9%.

•	Diluted loss per common share was $0.23, compared with $0.00.

•
Adjusted (non-GAAP) diluted loss per common share was $0.15, compared with adjusted (non-GAAP) diluted earnings per common share of $0.03 (see the reconciliation of non-GAAP financial measures on page 21).

•	Paid cash dividends of $1.5 million, or $0.05 per common share.

2017 Outlook and Strategy

While the retail environment continues to be challenging, comparable sales improved sequentially to down 3.6% for the second quarter 2017 from down 9.6% for the first quarter 2017. The 600 basis point improvement includes positive comparable sales for July and is attributable to traction from several key initiatives as well as positive macroeconomic trends in many of our markets. For the second quarter 2017, comparable sales in our stores in Texas, Oklahoma, Louisiana and New Mexico, which are impacted by the energy sector and include our stores near the Mexican border, slightly outperformed the balance of our chain. These four states account for more than half of our comparable sales. Factors, such as an increase in oil drilling rigs, other retailers closing stores and a relatively stronger Mexican peso also contributed to the improvement in comparable sales.

For the remainder of 2017, we anticipate that the promotional environment will remain competitive and traffic will continue to be constrained. With these expectations, we are acutely focused on effectively managing our promotional levels, expenses and inventory.

During the year-to-date 2017, we made progress on our Jump Start Plan key strategic initiatives, which are to:

•Continue building our e-commerce business, with further enhancements to the site design and functionality, improved mobile capabilities, additional digital marketing, expanded assortments, and investments in our supply chain. These efforts contributed to strong double-digit e-commerce growth for second quarter 2017 and the year-to-date 2017. In the third quarter 2017, we plan to introduce online ordering from within our stores, giving guests access to a virtual 100,000 square foot store.

•Invigorate merchandise with a more frequent flow of new items, an emphasis on style and value, and an expanded gift selection. We have been building more liquidity into our merchandise plans and editing less productive categories, which will enable us to increase our emphasis on key categories where we believe we can achieve substantial gains, including beauty, plus sizes, gifts and women’s updated and contemporary apparel. In addition, we expect to be able to add more off-price buys into our specialty department stores.

•Build on beauty, with plans to add smaller Estee Lauder and Clinique counters to 32 stores and launch an approximately 600 square foot expanded beauty concept in 150 stores. We are also expanding assortments within beauty, bath and body across the store base.

•Improve merchandise margin by increasing average unit retail price, eliminating overlapping coupons, enhancing seasonal transitions and adding off-price buys.

•Improve our relationship with our customers by communicating through the channels she uses most often and engaging her through our loyalty programs, which have grown to 6 million members. This includes shifting to more digital and email marketing and emphasizing that she can “Find something new at Stage” in our marketing. In July, we relaunched the value proposition for our Style Circle Rewards® loyalty program and private label credit card in conjunction with launching the gRewardsTM loyalty program and private label credit card for the GORDMANS branded stores.

•Enhance the shopping experience for our guests by creating a culture of strong customer service and execution through our suggestive selling program, referred to as “Sell One More.” We are also simplifying administrative tasks to enable our store associates to direct their attention on providing exceptional service to our guests.

Additionally, as part of our multi-year plan to exit stores that do not meet our sales productivity and profitability benchmarks, we closed 5 stores during the year-to-date 2017, and we expect to close approximately 20 stores in total in 2017.

In the first quarter 2017, we closed on the Gordmans Acquisition (see Note 8). The GORDMANS branded stores, which we intend to operate as an off-price concept, adds scale to our business, while allowing us to leverage strategic synergies and our current infrastructure. The acquisition also brings beneficial geographic and customer diversification. Since the acquisition through the end of the second quarter 2017, we have finalized the lease assignments, built the merchandising team and completed our technology systems integration.

Non-GAAP Financial Measures

To provide additional transparency, the following supplemental information reflects our results of operations for the periods presented on a basis in conformity with GAAP and on a non-GAAP basis to show earnings excluding certain items presented below. We believe this supplemental financial information enhances an investor’s understanding of our financial performance as it excludes those items which impact comparability of operating trends. The non-GAAP financial information should not be considered in isolation or viewed as a substitute for net income, cash flow from operations, diluted earnings per common share or other measures of performance as defined by GAAP.  Moreover, the inclusion of non-GAAP financial information as used herein is not necessarily comparable to other similarly titled measures of other companies due to the potential inconsistencies in the method of presentation and items considered. The following tables set forth the supplemental financial information and the reconciliation of GAAP disclosures to non-GAAP financial measures (in thousands, except diluted (loss) earnings per share):

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net (loss) income (GAAP)	$(6,258)	$41	$(25,245)	$(15,419)
Business acquisition costs (pretax)(a)	2,933	—	9,208	—
Store closures, impairments and other strategic initiatives (pretax)(b)	625	513	781	951
Consolidation of corporate headquarters and severance charges associated with workforce reduction (pretax)(c)	—	794	—	904
Income tax impact(d)	(1,359)	(522)	(3,806)	(720)
Adjusted net (loss) income (non-GAAP)	$(4,059)	$826	$(19,062)	$(14,284)

Diluted (loss) earnings per share (GAAP)	$(0.23)	$—	$(0.93)	$(0.57)
Business acquisition costs (pretax)(a)	0.11	—	0.34	—
Store closures, impairments and other strategic initiatives (pretax)(b)	0.02	0.02	0.03	0.04
Consolidation of corporate headquarters and severance charges associated with workforce reduction (pretax)(c)	—	0.03	—	0.03
Income tax impact(d)	(0.05)	(0.02)	(0.14)	(0.03)
Adjusted diluted (loss) earnings per share (non-GAAP)	$(0.15)	$0.03	$(0.70)	$(0.53)

(a) Reflects acquisition and integration costs related to the Gordmans Acquisition.

(b) Reflects store closing costs related to our strategic store closure plan that was announced in fiscal 2015, which primarily consists of fixture moving costs, lease termination charges and severance, and impairment charges recognized as a result of deteriorating operating performance of our stores. Charges for the three and six months ended July 30, 2016 also include costs related to other strategic initiatives.

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

Second Quarter 2017 Compared to Second Quarter 2016

The following table sets forth the results of operations for the periods presented (in thousands, except percentages):

	Three Months Ended
	July 29, 2017		July 30, 2016		Change
	Amount	% to Sales (a)	Amount	% to Sales (a)	Amount	%
Net sales	$377,081	100.0%	$338,385	100.0%	$38,696	11.4%
Cost of sales and related buying, occupancy and distribution expenses	284,140	75.4%	252,815	74.7%	31,325	12.4%
Gross profit	92,941	24.6%	85,570	25.3%	7,371	8.6%
Selling, general and administrative expenses	100,643	26.7%	85,368	25.2%	15,275	17.9%
Interest expense	1,918	0.5%	1,192	0.4%	726	60.9%
Loss before income tax	(9,620)	(2.6)%	(990)	(0.3)%	(8,630)	871.7%
Income tax benefit	(3,362)	(0.9)%	(1,031)	(0.3)%	(2,331)	226.1%
Net (loss) income	$(6,258)	(1.7)%	$41	—%	$(6,299)	(15,363.4)%

(a) Percentages may not foot due to rounding.

Net Sales

Sales increased $38.7 million, or 11.4%, to $377.1 million for the second quarter 2017 from $338.4 million for the second quarter 2016, primarily due to $55.5 million in sales from the GORDMANS branded stores, partially offset by a decline in comparable sales and closed stores. Comparable sales include store sales after a store has been in operation for 14 full months and e-commerce sales. Comparable sales decreased 3.6% in the second quarter 2017 compared to the second quarter 2016, reflecting a 5.0% decrease in the number of transactions, partially offset by a 1.4% increase in average transaction value. The increase in average transaction value was comprised of a 2.6% increase in units per transaction, partially offset by a 1.2% decrease in average unit retail.

Our non-apparel categories performed better than our apparel categories. Home, gifts, handbags and cosmetics were our best performing merchandise categories. Our best performing apparel areas were dresses, plus sizes, denim and activewear.

Gross Profit

Gross profit increased $7.4 million, or 8.6%, to $92.9 million for the second quarter 2017 from $85.6 million for the second quarter 2016. Gross profit, as a percent of sales, decreased to 24.6% for the second quarter 2017 from 25.3% for the second quarter 2016. The decrease in the gross profit rate reflects an increase of 50 basis points in the merchandise costs rate due to promotional activity and an increase of 10 basis points in the buying, occupancy and distribution expenses rate.

Selling, General and Administrative Expenses

SG&A expenses for the second quarter 2017 increased $15.3 million to $100.6 million from $85.4 million for the second quarter 2016. As a percent of sales, SG&A expenses increased to 26.7% for the second quarter 2017 from 25.2% for the second quarter 2016. SG&A expenses for the second quarter 2017 included Gordmans Acquisition related costs of $2.9 million, or 0.8% of sales. The increase in SG&A expenses is also attributable to higher store expenses from the addition of GORDMANS branded stores and higher medical claims.

Interest Expense

Net interest expense was $1.9 million for the second quarter 2017, compared to $1.2 million for the second quarter 2016. Interest expense is primarily comprised of interest on borrowings under the Revolving Credit Facility, related letters of credit and commitment fees, amortization of debt issuance costs and interest on finance obligations. The increase in interest expense is primarily due to an increase in average borrowings and higher interest rate under the Revolving Credit Facility for the second quarter 2017 compared to the second quarter 2016.

Income Taxes

Our effective income tax rate for the second quarter 2017 was 35.0%, resulting in an estimated tax benefit of $3.4 million. This compares to an effective tax rate of 104.1% and an income tax benefit of $1.0 million for the second quarter 2016. The effective income tax rates were impacted by a $0.3 million tax deficiency from stock-based compensation in the second quarter 2017, and a $0.7 million tax benefit associated with the favorable resolution of an uncertain tax position under audit in the second quarter 2016.

Year-to-Date 2017 Compared to Year-to-Date 2016

The following table sets forth the results of operations for the periods presented (in thousands, except percentages):

	Six Months Ended
	July 29, 2017		July 30, 2016		Change
	Amount	% to Sales (a)	Amount	% to Sales (a)	Amount	%

Net sales	$685,688	100.0%	$671,135	100.0%	$14,553	2.2%
Cost of sales and related buying, occupancy and distribution expenses	530,529	77.4%	518,578	77.3%	11,951	2.3%
Gross profit	155,159	22.6%	152,557	22.7%	2,602	1.7%
Selling, general and administrative expenses	189,152	27.6%	175,512	26.2%	13,640	7.8%
Interest expense	3,504	0.5%	2,221	0.3%	1,283	57.8%
Loss before income tax	(37,497)	(5.5)%	(25,176)	(3.8)%	(12,321)	48.9%
Income tax benefit	(12,252)	(1.8)%	(9,757)	(1.5)%	(2,495)	25.6%
Net loss	$(25,245)	(3.7)%	$(15,419)	(2.3)%	$(9,826)	63.7%

(a) Percentages may not foot due to rounding.

Net Sales

Sales increased $14.6 million, or 2.2%, to $685.7 million for the year-to-date 2017 from $671.1 million for the year-to-date 2016, primarily due to $71.8 million in sales from the GORDMANS branded stores, partially offset by a decline in comparable sales and closed stores. Comparable sales decreased 6.6% for the year-to-date 2017 compared to the year-to-date 2016, reflecting a decrease of 8.8% in the number of transactions, partially offset by an increase of 2.4% in average transaction value. The increase in average transaction value was comprised of a 1.0% increase in average unit retail and a 1.4% increase in units per transaction.

Our non-apparel categories performed better than our apparel categories. Home, gifts, handbags and cosmetics were our best performing merchandise categories. Our best performing apparel areas were dresses, plus sizes, denim and activewear.

Gross Profit

Gross profit increased $2.6 million, or 1.7%, to $155.2 million for the year-to-date 2017 from $152.6 million for the year-to-date 2016. Gross profit, as a percent of sales, decreased to 22.6% for the year-to-date 2017 from 22.7% for the year-to-date 2016. The decrease in the gross profit rate reflects an increase of 90 basis points in the buying, occupancy and distribution expenses rate, offset by a decrease of 80 basis points in the merchandise cost of sales rate.

Selling, General and Administrative Expenses

SG&A expenses for the year-to-date 2017 increased $13.6 million to $189.2 million, from $175.5 million for the year-to-date 2016. As a percent of sales, SG&A expenses increased to 27.6% for the year-to-date 2017 from 26.2% for the year-to-date 2016. SG&A expenses for the year-to-date 2017 included Gordmans Acquisition related costs of $9.2 million, or 1.3% of sales. The increase in SG&A expenses is also attributable to higher store expenses from the addition of GORDMANS branded stores, partially offset by a shift in advertising expense to key selling periods later in the year.

Interest Expense

Net interest expense was $3.5 million for the year-to-date 2017, compared to $2.2 million for the year-to-date 2016. Interest expense is primarily comprised of interest on borrowings under the Revolving Credit Facility, related letters of credit and commitment fees, amortization of debt issuance costs and interest on finance obligations. The increase in interest expense is primarily due to an increase in the average borrowings and higher interest rate under the Revolving Credit Facility for the year-to-date 2017 as compared to the year-to-date 2016.

Income Taxes

Our effective income tax rate for the year-to-date 2017 was 32.7%, resulting in an estimated tax benefit of $12.3 million. This compares to an effective tax rate of 38.8% and an income tax benefit of $9.8 million for the year-to-date 2016.
The effective income tax rates were impacted by a $2.0 million tax deficiency from stock-based compensation in the year-to-date 2017, and a $0.7 million tax benefit associated with the favorable resolution of an uncertain tax position under audit in the year-to-date 2016.

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

Liquidity and Capital Resources

Our liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows, (iii) normal trade credit terms from our vendors and their factors and (iv) the Revolving Credit Facility. Our primary cash requirements are for operational needs, including rent and salaries, seasonal inventory purchases, and capital investments in our stores, e-commerce and information technology. We also have used our cash flows and other liquidity sources to pay quarterly cash dividends. Our cash requirements for 2017 include the Gordmans Acquisition and any additional investments required to support the integration of the Gordmans operations into our infrastructure.

We believe that our sources of liquidity will be sufficient to cover working capital needs, planned capital expenditures and debt service requirements for the remainder of 2017 and the foreseeable future.

Key components of our cash flow are summarized below (in thousands):

	Six Months Ended
	July 29, 2017	July 30, 2016
Net cash provided by (used in):
Operating activities	$8,189	$29,719
Investing activities	(50,339)	(56,630)
Financing activities	54,479	31,302

Operating Activities

During the year-to-date 2017, we generated $8.2 million in cash from operating activities. Net loss, adjusted for non-cash expenses, generated cash of approximately $17.7 million. Changes in operating assets and liabilities used net cash of approximately $10.6 million, which included increases of $19.3 million in merchandise inventories, primarily due to the seasonal build of inventories, and $22.2 million in other assets, partially offset by an increase of $30.8 million in accounts payable and other liabilities. Additionally, cash flows from operating activities included construction allowances from landlords of $1.1 million, which funded a portion of the capital expenditures related to store leasehold improvements in relocated, expanded and remodeled stores.

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

Investing Activities

Capital expenditures were $15.5 million for the year-to-date 2017 compared to $57.7 million for the year-to-date 2016. The decrease in capital expenditures in the year-to-date 2017 compared to the year-to-date 2016 is due to a decrease in store expansions and remodels. We received construction allowances from landlords of $1.1 million in the year-to-date 2017 and $6.3 million in the year-to-date 2016 to fund a portion of the capital expenditures related to store leasehold improvements and our new corporate office building. These funds are recorded as a deferred rent credit on the balance sheet and are recognized as an offset to rent expense over the lease term commencing with the date the allowances are earned.

During the year-to-date 2017, we paid $36.1 million for the Gordmans Acquisition (see Note 8 to the condensed consolidated financial statements), which was funded with existing cash and availability under the Revolving Credit Facility.

Financing Activities

We use the Revolving Credit Facility to provide financing for working capital and general corporate purposes, as well as to finance capital expenditures and to support our letter of credit requirements. Borrowings are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. Inventory, cash and cash equivalents are pledged as collateral. The daily interest rates are determined by a prime rate or LIBOR, plus an applicable margin, as set forth in the Revolving Credit Facility agreement. For the year-to-date 2017, the weighted average interest rate on outstanding borrowings and the average daily borrowings were 2.54% and $215.4 million, respectively, compared to 1.72% and $179.9 million for the year-to-date 2016. The increase in average daily borrowings for the year-to-date 2017 compared to the year-to-date 2016 includes the Gordmans Acquisition and related costs.

Letters of credit issued under the Revolving Credit Facility support certain merchandise purchases and collateralize retained risks and deductibles under various insurance programs. At July 29, 2017, outstanding letters of credit totaled approximately $12.3 million. These letters of credit expire within 12 months of issuance, but may be renewed. Excess borrowing availability under the Revolving Credit Facility at July 29, 2017 was $90.4 million.

The Revolving Credit Facility agreement contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends to $30.0 million in a fiscal year, and (iii) the repurchase of common stock under certain circumstances. The agreement also contains a fixed charge coverage ratio covenant in the event excess availability is below a defined threshold or an event of default has occurred. At July 29, 2017, we were in compliance with all of the debt covenants of the agreement and we expect to remain in compliance.

We paid $5.7 million in cash dividends during the year-to-date 2017. On August 17, 2017, our Board declared a quarterly cash dividend of $0.05 per share of common stock, payable on September 13, 2017 to shareholders of record at the close of business on August 29, 2017.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in our internal control over financial reporting during the three months ended July 29, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

No response is required under Item 103 of Regulation S-K.

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A (Risk Factors) of the Form 10-K. There have been no material changes from the risk factors previously disclosed in our Form 10-K, except for the addition of the risk factor that follows:

Failure to successfully integrate the Gordmans business and convert the Gordmans business to off-price retail operations, and to do so in the time frame we anticipate, may adversely affect our results of operations and financial condition. The acquisition involves numerous risks and uncertainties, including the following:

•	The potential loss of distributors, vendors and other business partners following the acquisition.

•	The potential loss of customers as we rebuild inventory levels and implement new pricing and marketing strategies in the GORDMANS branded stores.

•	We may not be able to attract or retain key employees with experience in off-price retail operations.

•	We may be unable to adapt our supply chain, or convert the former Gordmans supply chain, well enough or quickly enough to support off-price retail operations.

•	Projected sales and margins for the GORDMANS branded stores may not be achieved.

•	Integration of the Gordmans business may take longer or be more costly than anticipated.

If we are not able to successfully and timely integrate the Gordmans business and operate the Gordmans business as profitably was we plan, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected, which may adversely affect our results of operations and financial condition.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 7, 2011, our Board approved a stock repurchase program (“2011 Stock Repurchase Program”) which authorized us to repurchase up to $200.0 million of our outstanding common stock. The 2011 Stock Repurchase Program will expire when we have exhausted the authorization, unless terminated earlier by our Board. Through July 29, 2017, we repurchased approximately $141.6 million of our outstanding common shares under the 2011 Stock Repurchase Program. Also in March 2011, our Board authorized us to repurchase shares of our outstanding common stock equal to the amount of the proceeds and related tax benefits from the exercise of stock options, stock appreciation rights and other equity grants. Purchases of shares of our common stock may be made from time to time, either on the open market or through privately negotiated transactions and are financed by our existing cash, cash flow and other liquidity sources, as appropriate.

The table below sets forth information regarding our repurchases of common stock during the three months ended July 29, 2017:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)

April 30, 2017 to May 27, 2017	5,812	$2.43	—	$58,351,202

May 28, 2017 to July 1, 2017	11,458	2.39	—	$58,351,202

July 2, 2017 to July 29, 2017	5,972	1.95	—	$58,351,202

Total	23,242	$2.28	—

(a) Although we did not repurchase any of our common stock during the three months ended July 29, 2017 under the 2011 Stock Repurchase Program:

•
We reacquired 6,198 shares of common stock from certain employees to cover tax withholding obligations from the vesting of restricted stock at a weighted average acquisition price of $2.36 per common share; and

•
The trustee of the grantor trust established by us for the purpose of holding assets under our deferred compensation plan purchased an aggregate of 17,044 shares of our common stock in the open market at a weighted average price of $2.26 in connection with the option to invest in our stock under the deferred compensation plan and reinvestment of dividends paid on our common stock held in trust in the deferred compensation plan.

(b) Reflects the $200.0 million authorized under the 2011 Stock Purchase Program, less the $141.6 million repurchased as of July 29, 2017 using our existing cash, cash flow and other liquidity sources since March 2011.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

The following documents are the exhibits to this Form 10-Q. For convenient reference, each exhibit is listed according to the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description

10.1†	Stage Stores 2017 Long-Term Incentive Plan is incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8 filed on May 19, 2017.

10.2†
Form of Stage Stores Performance Share Unit Award Agreement under the Stage Stores 2017 Long-Term Incentive Plan is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 1, 2017.

10.3†
Form of Stage Stores Restricted Stock Unit Award Agreement under the Stage Stores 2017 Long-Term Incentive Plan is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 1, 2017.

10.4†
Form of Stage Stores Restricted Stock Award Agreement under the Stage Stores 2017 Long-Term Incentive Plan is incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on June 1, 2017.

10.5†
Form of Stage Stores Nonemployee Director Restricted Stock Award Agreement under the Stage Stores 2017 Long-Term Incentive Plan is incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on June 1, 2017.

10.6*†	Employment Agreement between Steven R. Williams, Jr., and Stage Stores, Inc. dated June 26, 2017.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAGE STORES, INC.

Dated: September 7, 2017	/s/ Michael L. Glazer
Michael L. Glazer
President and Chief Executive Officer
(Principal Executive Officer)

Dated: September 7, 2017	/s/ Oded Shein
Oded Shein
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)