Form 10-Q
period 2017-10-28
STAGE STORES INC
filed 2017-12-07
CIK 6885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2017

or

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

As of November 29, 2017, there were 27,627,382 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Stage Stores, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(Unaudited)

	October 28, 2017	January 28, 2017
ASSETS
Cash and cash equivalents	$30,330	$13,803
Merchandise inventories, net	578,633	409,384
Prepaid expenses and other current assets	52,376	41,574
Total current assets	661,339	464,761

Property, equipment and leasehold improvements, net of accumulated depreciation of $734,626 and $697,087, respectively	260,870	284,110
Intangible assets	17,135	15,235
Other non-current assets, net	28,237	22,883
Total assets	$967,581	$786,989

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$214,783	$101,985
Accrued expenses and other current liabilities	77,093	66,685
Total current liabilities	291,876	168,670

Long-term debt obligations	268,969	163,749
Other long-term liabilities	70,052	74,410
Total liabilities	630,897	406,829

Commitments and contingencies

Common stock, par value $0.01, 100,000 shares authorized, 32,794 and 32,340 shares issued, respectively	328	323
Additional paid-in capital	416,422	410,504
Treasury stock, at cost, 5,175 shares, respectively	(43,248)	(43,286)
Accumulated other comprehensive loss	(5,021)	(5,648)
(Accumulated deficit) retained earnings	(31,797)	18,267
Total stockholders' equity	336,684	380,160
Total liabilities and stockholders' equity	$967,581	$786,989

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net sales	$357,236	$317,140	$1,042,924	$988,275
Cost of sales and related buying, occupancy and distribution expenses	285,542	260,550	816,071	779,128
Gross profit	71,694	56,590	226,853	209,147
Selling, general and administrative expenses	100,036	84,564	289,188	260,076
Interest expense	2,001	1,395	5,505	3,616
Loss before income tax	(30,343)	(29,369)	(67,840)	(54,545)
Income tax benefit	(12,621)	(13,735)	(24,873)	(23,492)
Net loss	$(17,722)	$(15,634)	$(42,967)	$(31,053)

Other comprehensive income:
Amortization of employee benefit related costs, net of tax of $81, $86, $242 and $256, respectively	$132	$139	$395	$417
Pension settlement charge, net of tax of $142	232	—	232	—
Total other comprehensive income	364	139	627	417
Comprehensive loss	$(17,358)	$(15,495)	$(42,340)	$(30,636)

Basic loss per share data:
Basic loss per share	$(0.64)	$(0.58)	$(1.57)	$(1.15)
Basic weighted average shares outstanding	27,602	27,155	27,468	27,066

Diluted loss per share data:
Diluted loss earnings per share	$(0.64)	$(0.58)	$(1.57)	$(1.15)
Diluted weighted average shares outstanding	27,602	27,155	27,468	27,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended
	October 28, 2017	October 29, 2016
Cash flows from operating activities:
Net loss	$(42,967)	$(31,053)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization and impairment of long-lived assets	49,476	54,285
(Gain) loss on retirements of property, equipment and leasehold improvements	(926)	273
Deferred income taxes	(6,065)	1,965
Tax deficiency from stock-based compensation	—	(3,295)
Stock-based compensation expense	6,191	7,345
Amortization of debt issuance costs	216	164
Deferred compensation obligation	(38)	233
Amortization of employee benefit related costs and pension settlement charge	1,011	673
Construction allowances from landlords	1,228	6,994
Other changes in operating assets and liabilities:
Increase in merchandise inventories	(137,479)	(133,347)
Increase in other assets	(9,709)	(18,527)
Increase in accounts payable and other liabilities	120,137	119,544
Net cash (used in) provided by operating activities	(18,925)	5,254

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(25,342)	(67,934)
Proceeds from insurance and disposal of assets	2,404	1,177
Business acquisition	(36,144)	—
Net cash used in investing activities	(59,082)	(66,757)

Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	426,308	389,701
Payments of revolving credit facility borrowings	(318,851)	(314,783)
Proceeds from long-term debt obligation	—	5,830
Payments of long-term debt obligations	(5,626)	(3,507)
Payments of debt issuance costs	(8)	—
Payments for stock related compensation	(192)	(857)
Cash dividends paid	(7,097)	(12,466)
Net cash provided by financing activities	94,534	63,918
Net increase in cash and cash equivalents	16,527	2,415

Cash and cash equivalents:
Beginning of period	13,803	16,487
End of period	$30,330	$18,902

Supplemental disclosures including non-cash investing and financing activities:
Interest paid	$5,221	$3,425
Income taxes (refunded) paid	$(8,485)	$2,931
Unpaid liabilities for capital expenditures	$5,362	$4,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
For the Nine Months Ended October 28, 2017
(in thousands, except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)
	Shares	Amount		Shares	Amount			Total
Balance at January 28, 2017	32,340	$323	$410,504	(5,175)	$(43,286)	$(5,648)	$18,267	$380,160
Net loss	—	—	—	—	—	—	(42,967)	(42,967)
Other comprehensive income	—	—	—	—	—	627	—	627
Dividends on common stock, $0.25 per share	—	—	—	—	—	—	(7,097)	(7,097)
Deferred compensation	—	—	(38)	—	38	—	—	—
Issuance of equity awards, net	454	5	(5)	—	—	—	—	—
Tax withholdings paid for net settlement of stock awards	—	—	(230)	—	—	—	—	(230)
Stock-based compensation expense	—	—	6,191	—	—	—	—	6,191
Balance at October 28, 2017	32,794	$328	$416,422	(5,175)	$(43,248)	$(5,021)	$(31,797)	$336,684

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

References to a particular year are to our fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year.  For example, a reference to “2017” is a reference to the fiscal year ending February 3, 2018, and “2016” is a reference to the fiscal year ended January 28, 2017. Fiscal years 2017 and 2016 are comprised of 53 weeks and 52 weeks, respectively. References to the “three months ended October 28, 2017” and “three months ended October 29, 2016” are for the respective 13-week fiscal quarters. References to the “nine months ended October 28, 2017” and “nine months ended October 29, 2016” are for the respective 39-week fiscal periods.

On April 7, 2017, we acquired select assets of Gordmans Stores, Inc. and its subsidiaries through a bankruptcy auction (“Gordmans Acquisition”). The results of the Gordmans branded stores that we operated from April 7, 2017 through October 28, 2017 are included in our condensed consolidated statement of operations for the nine months ended October 28, 2017 (see Note 8).

 Recently Adopted Accounting Pronouncements. In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which modifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and the option to estimate expected forfeitures or recognize forfeitures as they occur. We adopted this standard on a prospective basis in first quarter of 2017. Under the new standard, excess income tax benefits and deficiencies related to awards that vest or settle are recognized in the provision for income taxes as a discrete event in the period in which they occur, which may create significant volatility in the provision for income taxes and earnings. Historically, these amounts were reflected within additional paid-in capital on the balance sheet. In addition, upon adoption excess tax benefits are reflected within operating activities in the statements of cash flows, whereas historically these amounts were reflected as a financing activity. Cash paid to tax authorities on an employee’s behalf for withheld shares continues to be classified as a financing activity in the statement of cash flows. We made a policy election to recognize forfeitures as they occur. For the three and nine months ended October 28, 2017, we recognized excess tax deficiencies of $0.1 million and $2.1 million, respectively, in the provision for income taxes. The adoption of the other requirements of this guidance did not have a material impact on our consolidated financial statements.

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

 Recent Accounting Pronouncements Not Yet Adopted. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes most existing revenue recognition guidance in GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects what the entity expects to be entitled to in exchange for those goods or services. The guidance establishes a five-step revenue recognition model, which includes (i) identifying the contract with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. The guidance also requires additional disclosures to describe the nature, timing and uncertainty of revenue and cash flows from contracts with customers. ASU 2014-09 may be applied retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized in retained earnings at the date of adoption. The new revenue standard will be effective for us in the first quarter of fiscal 2018, which begins on February 4, 2018, and we plan to apply the full retrospective method of adoption. We do not expect the adoption to have a material impact on our financial condition, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. The new standard requires lessees to recognize a right-of-use asset and lease liability on the balance sheet for all leases with terms longer than 12 months. We plan to make a policy election that will keep leases with an initial term of 12 months or less off of the balance sheet and will result in recognizing those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. Consistent with current GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a financing or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require both types of leases to be recognized on the balance sheet. As a result, lessees will be required to put most leases on their balance sheets while recognizing expense on their income statements in a manner similar to current accounting. In addition, this guidance requires disclosures about the amount, timing and uncertainty of cash flows arising from leases. The new standard will be effective for us in the first quarter of fiscal 2019, which begins on February 3, 2019. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We continue to evaluate the impact that the adoption of this ASU will have on our consolidated financial statements and disclosures, including the effect of certain optional practical expedients permitted under the transition guidance. Based on our assessment to date, we expect the adoption of ASU 2016-02 will result in a significant increase in lease-related assets and liabilities on our consolidated balance sheets. The ultimate impact of adopting the new standard will depend on our lease portfolio as of the adoption date.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires the service cost component of net periodic benefit cost to be presented in the same income statement line item as other employee compensation costs arising from services rendered during the period. If a subtotal for operating income is shown on the income statement, then the other components of the net periodic benefit cost must be presented separately from the line item that includes the service cost and outside of any subtotal of operating income. The new standard also requires disclosure of the line item(s) in the income statement that include net periodic benefit costs. Additionally, only the service cost component of the net periodic benefit cost is eligible for capitalization. We plan to adopt ASU 2017-07 in the first quarter of fiscal 2018, which begins on February 4, 2018. The change in presentation of service cost must be applied retrospectively, while the capitalization of service cost must be applied on a prospective basis. The pension plan that we sponsor is frozen, and therefore, service costs no longer accrue under the plan. Upon adoption, we will recognize net periodic pension costs in selling, general and administrative expenses, consistent with our current presentation, and we will disclose this in the notes to the financial statements.

NOTE 2 - STOCK-BASED COMPENSATION

Stock-based compensation expense by type of grant for each period presented was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Restricted stock units	$108	$—	$310	$—
Non-vested stock	1,300	1,362	4,203	5,311
Performance shares	579	(569)	1,988	2,034
Total compensation expense	1,987	793	6,501	7,345
Related tax benefit	(747)	(298)	(2,444)	(2,762)
Stock-based compensation expense, net of tax	$1,240	$495	$4,057	$4,583

As of October 28, 2017, we have unrecognized compensation cost of $12.6 million related to stock-based compensation awards granted, which is expected to be recognized over a weighted average period of 2.1 years.

Stock Appreciation Rights (“SARs”)

Prior to 2012, we granted SARs to our employees, which generally vested 25% annually over a four-year period from the grant date. Outstanding SARs expire, if not exercised or forfeited, within seven years from the grant date. Exercised SARs are settled by the issuance of common stock in an amount equal to the increase in share price of our common stock between the grant date and the exercise date.

The following table summarizes SARs activity for the nine months ended October 28, 2017:

Stock Appreciation Rights	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, vested and exercisable at January 28, 2017	177,900	$17.69
Expired	(65,000)	16.29
Outstanding, vested and exercisable at October 28, 2017	112,900	$18.50	0.4	$—

Restricted Stock Units (“RSUs”)

We grant RSUs to our employees, which vest 25% annually over a four-year period from the grant date. Each vested RSU is settled in cash in an amount equal to the fair market value of one share of our common stock on the vesting date, not to exceed five times the per share fair market value of our common stock on the grant date. Unvested RSUs have the right to receive a dividend equivalent payment equal to cash dividends paid on our common stock. RSUs are accounted for as a liability in accordance with accounting guidance for cash settled stock awards. The liability for RSUs is remeasured based on the closing share price of our common stock at each reporting period until the award vests. Compensation expense is recognized ratably over the vesting period and adjusted with changes in the fair value of the liability.

The following table summarizes RSU activity for the nine months ended October 28, 2017:

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at January 28, 2017	—	$—
Granted	1,321,250	2.14
Forfeited	(37,500)	2.09
Outstanding at October 28, 2017	1,283,750	2.14

Non-vested Stock

We grant shares of non-vested stock to our employees and non-employee directors. Non-vested stock awarded to employees vests 25% annually over a four-year period from the grant date. Non-vested stock awarded to non-employee directors cliff vests after one year. At the end of the vesting period, non-vested stock converts one-for-one to common stock. Certain non-vested stock awards have shareholder rights, including the right to vote and to receive dividends. The fair value of non-vested stock awards with dividend rights is based on the closing share price of our common stock on the grant date. The fair value of non-vested stock awards that do not have dividend rights is discounted for the present value of expected dividends during the vesting period. Compensation expense is recognized ratably over the vesting period.
The following table summarizes non-vested stock activity for the nine months ended October 28, 2017:

Non-vested Stock	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 28, 2017	1,596,410	$10.22
Granted	668,371	2.21
Vested	(562,122)	11.22
Forfeited	(47,130)	9.39
Outstanding at October 28, 2017	1,655,529	6.67

The weighted-average grant date fair value for non-vested stock granted during the nine months ended October 28, 2017 and October 29, 2016 was $2.21 and $6.78, respectively. The aggregate intrinsic value of non-vested stock that vested during the nine months ended October 28, 2017 and October 29, 2016, was $1.2 million and $2.7 million, respectively. The payment of the employees’ tax liability for a portion of the vested shares was satisfied by withholding shares with a fair value equal to the tax liability. As a result, the actual number of shares issued during nine months ended October 28, 2017 was 453,677.

Performance Shares

We grant performance shares as a means of rewarding management for our long-term performance based on total shareholder return relative to a specific group of companies over a three-year performance cycle. Performance shares cliff vest following a three-year performance cycle, and if earned are settled in shares of our common stock. The actual number of shares of our common stock that may be earned and issued ranges from zero to a maximum of twice the number of target shares outstanding on the vesting date. Grant recipients do not have any shareholder rights on unvested or unearned shares. The fair value of performance shares is estimated using a Monte Carlo simulation, based on the expected term of the award, a risk-free rate, expected dividends, expected volatility, and share price of our common stock and the specified peer group. The expected term is estimated based on the vesting period of the awards, the risk-free rate is based on the yield on U.S. Treasury securities matching the vesting period, and the volatility is based on the historical volatility over the expected term. Compensation expense is recorded ratably over the corresponding vesting period.

The following table summarizes information about the performance shares that were outstanding at October 28, 2017:

Period Granted	Target Shares Outstanding at January 28, 2017	Target Shares Granted	Target Shares Vested	Target Shares Forfeited	Target Shares Outstanding at October 28, 2017	Weighted Average Grant Date Fair Value Per Share
2015	158,490	—	—	(4,444)	154,046	$28.33
2016	330,233	—	—	(8,527)	321,706	8.69
2017	—	600,000	—	—	600,000	1.80
Total	488,723	600,000	—	(12,971)	1,075,752	7.65

The weighted-average grant date fair value for performance shares granted during the nine months ended October 28, 2017 and October 29, 2016 was $1.80 and $8.69, respectively. No performance shares vested during the nine months ended October 28, 2017 and October 29, 2016, respectively.

NOTE 3 - DEBT OBLIGATIONS

Debt obligations for each period presented consisted of the following (in thousands):

	October 28, 2017	January 28, 2017
Revolving Credit Facility	$267,159	$159,702
Finance obligations	1,849	2,708
Other financing	2,986	7,753
Total debt obligations	271,994	170,163
Less: Current portion of debt obligations	3,025	6,414
Long-term debt obligations	$268,969	$163,749

We have a $400.0 million senior secured revolving credit facility (“Revolving Credit Facility”) with a seasonal increase to $450.0 million and a $25.0 million letter of credit sublimit. The Revolving Credit Facility matures on December 16, 2021.

We use the Revolving Credit Facility to provide financing for working capital and general corporate purposes, as well as to finance capital expenditures and to support our letter of credit requirements. Borrowings are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. Inventory, cash and cash equivalents are pledged as collateral. The daily interest rates are determined by a prime rate or LIBOR, plus an applicable margin, as set forth in the Revolving Credit Facility agreement. For the nine months ended October 28, 2017, the weighted average interest rate on outstanding borrowings and the average daily borrowings were 2.62% and $221.7 million, respectively.

Letters of credit issued under the Revolving Credit Facility support certain merchandise purchases and collateralize retained risks and deductibles under various insurance programs. At October 28, 2017, outstanding letters of credit totaled approximately $7.3 million. These letters of credit expire within 12 months of issuance, but may be renewed. Excess availability under the Revolving Credit Facility at October 28, 2017 was $157.4 million.

The Revolving Credit Facility agreement contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends to $30 million in a fiscal year, and (iii) the repurchase of common stock under certain circumstances. The agreement also contains a fixed charge coverage ratio covenant in the event excess availability is below a defined threshold or an event of default has occurred. At October 28, 2017, we were in compliance with all of the debt covenants of the Revolving Credit Facility agreement and we expect to remain in compliance.

NOTE 4 - EARNINGS PER SHARE

The following tables show the computation of basic and diluted loss per common share for each period presented (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Basic:
Net loss	$(17,722)	$(15,634)	$(42,967)	$(31,053)
Less: Allocation of earnings to participating securities	(66)	—	(268)	—
Net loss allocated to common shares	(17,788)	(15,634)	(43,235)	(31,053)

Basic weighted average shares outstanding	27,602	27,155	27,468	27,066
Basic loss per share	$(0.64)	$(0.58)	$(1.57)	$(1.15)

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Diluted:
Net loss	$(17,722)	$(15,634)	$(42,967)	$(31,053)
Less: Allocation of earnings to participating securities	(66)	—	(268)	—
Net loss allocated to common shares	(17,788)	(15,634)	(43,235)	(31,053)

Basic weighted average shares outstanding	27,602	27,155	27,468	27,066
Add: Dilutive effect of stock awards	—	—	—	—
Diluted weighted average shares outstanding	27,602	27,155	27,468	27,066
Diluted loss per share	$(0.64)	$(0.58)	$(1.57)	$(1.15)

The number of shares attributable to SARs and non-vested stock grants that would have been considered dilutive securities, but were excluded from the calculation of diluted loss per common share because the effect was anti-dilutive were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Number of anti-dilutive shares due to net loss for the period	—	20	—	42
Number of anti-dilutive SARs due to exercise price greater than average market price of our common stock	113	187	129	198

NOTE 5 - STOCKHOLDERS’ EQUITY

On November 16, 2017, our Board of Directors (“Board”) declared a quarterly cash dividend of $0.05 per share of common stock, payable on December 13, 2017 to shareholders of record at the close of business on November 28, 2017.

NOTE 6 - PENSION PLAN

We sponsor a frozen defined benefit pension plan. The components of net periodic pension cost were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Employer service cost	$123	$85	$368	$255
Interest cost on pension benefit obligation	363	400	1,090	1,198
Expected return on plan assets	(407)	(437)	(1,222)	(1,312)
Amortization of net loss	213	225	637	673
Pension settlement charge	374	—	374	—
Net periodic pension cost	$666	$273	$1,247	$814

During the three and nine months ended October 28, 2017, we recognized a non-cash pension settlement charge of $0.4 million as a result of lump sum distributions exceeding interest cost for 2017. This settlement was included in selling, general and administrative expenses in our condensed consolidated statements of operation.

Our funding policy is to make contributions to maintain the minimum funding requirements for our pension obligations in accordance with the Employee Retirement Income Security Act. We may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover the short-term liquidity needs of the plan in order to maintain current invested positions. We contributed $0.7 million during the nine months ended October 28, 2017, and we expect to contribute an additional $0.2 million in 2017.

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

Level 3 –	Inputs that are both unobservable and significant to the overall fair value measurement reflect our estimates of assumptions that market participants would use in pricing the asset or liability.

Financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	October 28, 2017
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (a)(b)	$18,750	$18,750	$—	$—

	January 28, 2017
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (a)(b)	$18,094	$18,094	$—	$—

(a) The liability for the amount due to participants corresponding in value to the securities held in the grantor trust is recorded in other long-term liabilities.
(b) Using the market approach, the fair values of these items represent quoted market prices multiplied by the quantities held. Net gains and losses related to the changes in fair value in the assets and liabilities under the various deferred compensation plans are recorded in selling, general and administrative expenses and were nil for the nine months ended October 28, 2017 and for the fiscal year ended January 28, 2017.

Non-financial assets measured at fair value on a nonrecurring basis were as follows (in thousands):

	October 28, 2017
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Store property, equipment and leasehold improvements (a)	$229	$—	$—	$229

	January 28, 2017
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Store property, equipment and leasehold improvements (a)	$8,795	$—	$—	$8,795

(a) Using an undiscounted cash flow model, we evaluate the cash flow trends of our stores at least annually and when events or changes in circumstances, such as a store closure, indicate that property, equipment and leasehold improvements may not be fully recoverable. When a store’s projected undiscounted cash flows indicate its carrying value may not be recoverable, we use a discounted cash flow model, with a 10% discount rate, to estimate the fair value of the underlying long-lived assets. An impairment write-down is recorded if the carrying value of a long-lived asset exceeds its fair value. Key assumptions in estimating future cash flows include, among other things, expected future operating performance, including expected closure date and lease term, and changes in economic conditions. We believe estimated future cash flows are sufficient to support the carrying value of our long-lived assets. Significant changes in the key assumptions used in our cash flow projections may result in additional asset impairments. For the nine months ended October 28, 2017 and fiscal year 2016, we recognized impairment charges of $0.2 million and $19.9 million respectively. Impairment charges are recorded in cost of sales and related buying, occupancy and distribution expenses.

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

The purchase price for the inventory and other assets acquired from the Sellers was approximately $36.1 million, all of which was paid by the end of the second quarter 2017 using existing cash and availability under the Revolving Credit Facility. We took assignment of 55 of the 57 store locations and the distribution center. We also entered into new leases for three former Gordmans store locations, of which, two were opened in the second quarter 2017 and one opened in August 2017.

The estimated fair values of the assets acquired at the acquisition date were as follows (in thousands):

April 7, 2017
Inventory	$31,770
Property, plant and equipment and other assets	4,374
Total	$36,144

Acquisition and integration related costs were recognized in selling, general and administrative expenses and were as follows for each period presented (in thousands):

	Three Months Ended	Nine Months Ended
	October 28, 2017
Business acquisition costs	$(39)	$9,169

Net sales included in our condensed consolidated statements of operations from the GORDMANS branded stores that we operated beginning on April 7, 2017, were as follows for each period presented (in thousands):

	Three Months Ended	Nine Months Ended
	October 28, 2017
Net sales	$61,774	$133,591

Pro forma net sales and earnings for the three and nine months ended October 28, 2017 and October 29, 2016 are not presented due to the impracticability in substantiating this information as the Gordmans Acquisition was limited to select assets and assignment of leases acquired through a bankruptcy auction. Furthermore, the results of operations may have been impacted by the Sellers’ liquidation and may not be indicative of future performance.

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

For purposes of the following discussion, all references to the “third quarter 2017” and the “third quarter 2016” are for the 13-week fiscal periods ended October 28, 2017 and October 29, 2016, respectively, and all references to “year-to-date 2017” and “year-to-date 2016” are for the 39-week fiscal periods ended October 28, 2017 and October 29, 2016, respectively.

The financial information, discussion and analysis that follow should be read in conjunction with our consolidated financial statements and the related notes included in this Form 10-Q as well as the financial and other information included in the Form 10-K.

Our Business

We are a leading retailer of trend-right, moderately priced, name-brand apparel, accessories, cosmetics, footwear and home goods. As of October 28, 2017, we operated in 42 states through 789 BEALLS, GOODY’S, PALAIS ROYAL, PEEBLES and STAGE specialty department stores and 58 GORDMANS off-price stores, as well as an e-commerce website. Our specialty department stores are predominantly located in small towns and rural communities. Our GORDMANS off-price stores are predominantly located in mid-sized, non-rural Midwest markets.

Results of Operations

Select financial results for the third quarter 2017 were as follows (comparisons are to the third quarter 2016):

•	Net sales increased $40.1 million, or 12.6%, including $61.8 million in sales from the Gordmans off-price stores.

•	Comparable sales decreased 3.9%.

•	Gross profit increased $15.1 million, or 26.7%.

•	Selling, general and administrative (“SG&A”) expenses increased $15.5 million, or 18.3%, primarily due to the addition of the Gordmans off-price stores.

•	Diluted loss per common share was $0.64, compared to $0.58.

•	Adjusted (non-GAAP) diluted loss per common share was $0.64, compared to adjusted (non-GAAP) diluted loss per common share of $0.57 (see the reconciliation of non-GAAP financial measures on page 21).

•	Paid cash dividends of $1.4 million, or $0.05 per common share.

2017 Outlook and Strategy

Although in-store traffic continues to be negative and we experienced temporary disruption from hurricanes in the third quarter 2017, some macroeconomic challenges have moderated and we have undertaken steps that we expect to improve our business. Year-over-year store traffic has declined during each quarter of 2017, although the rate of decline has decreased in the last two quarters. We believe that the headwinds from the downturn in the oil and gas sector are no longer a factor in our comparable sales performance as we anniversary those results. Comparable sales for our stores in Texas, Louisiana, Oklahoma and New Mexico, which have been impacted by the oil and gas sector, slightly outperformed the balance of our chain during each quarter in the year-to-date 2017.

We are focused on effectively managing our inventory, promotional levels and expenses. For the third quarter 2017, compared to the third quarter 2016:

•	Department store inventory was down 9% and clearance inventory was down 20% as of the quarter end.

•	Gross profit as a percent of sales increased by 230 basis points.

•	SG&A expenses as a percent of sales increased by 130 basis points due to the deleverage from lower department store sales.

Approximately 130 of our department stores were disrupted or closed during the third quarter 2017 due to Hurricanes Harvey and Irma. The majority of those stores were reopened within a week, however, nine of those stores suffered significant damage. Six of the nine stores reopened in time for Thanksgiving, one will reopen in the spring of 2018 and we have permanently closed two of the stores. We estimate that the hurricanes negatively impacted total sales by approximately $3.8 million, or 1.1% of sales, during the time the stores were closed. Excluding the impact of the hurricanes, our comparable sales improved from the second quarter to the third quarter 2017.

During the third quarter 2017, we progressed with the transition of the Gordmans stores to an off-price concept by eliminating coupons and promotions and implementing a pricing strategy that is competitive with the off-price industry. In addition, we have increased the inventory in the Gordmans stores closer to planned levels as we head into the holiday season. Our first marketing campaign for Gordmans, featuring digital, radio and television advertisements, launched in mid-November and will continue through Christmas.

We closed nine department stores during the year-to-date 2017, and we expect to close approximately 20 department stores in total in 2017, as part of our multi-year plan to exit stores that do not meet our sales productivity and profitability benchmarks.

In September 2017, we announced the planned closure of our South Hill, Virginia distribution center by the end of 2017 as part of our strategy to increase the efficiency of our distribution network. Operations from the Virginia distribution center will be transferred to our distribution centers in Texas, Ohio and Nebraska.

During the year-to-date 2017, we made progress on our Jump Start Plan key strategic initiatives for our department stores, which are to:

•Continue building our e-commerce business with further enhancements to the site design and functionality, improved mobile capabilities, additional digital marketing, expanded assortments and investments in our supply chain. These efforts contributed to double-digit e-commerce growth in each quarter of 2017 compared to the prior year periods. In the third quarter 2017, we introduced online ordering from within our stores, giving guests access to an assortment that is approximately seven times larger than our average store.

•Invigorate merchandise with a more frequent flow of new items, an emphasis on style and value and an expanded gift selection. We aim to be the gift destination for our guests this holiday season by expanding our women’s gift power center and adding a toy power center featuring the iconic FAO Schwarz brand. By building more liquidity into our merchandise plans and editing less productive categories, we have been able to increase our emphasis on key categories that appeal to our guests, including beauty, plus sizes, gifts and women’s updated and contemporary apparel.

•Build on beauty with the addition of new, smaller Estee Lauder and Clinique counters in 32 stores and the launch of an expanded self-service beauty concept featuring new brands in 150 stores during the third quarter 2017. We have also expanded assortments within beauty, bath and body across the store base.

•Improve merchandise margin by increasing average unit retail price, eliminating overlapping coupons and enhancing seasonal transitions. In addition, we have begun adding off-price buys into our department stores.

•Improve our relationship with our customers by communicating through the channels she uses most often and engaging her through our loyalty programs. We continue to reduce the amount of print marketing and shift our media mix to digital as we place more emphasis on our mobile app, email and social media. We have also shifted the timing of marketing campaigns to align with the heavier shopping periods. In July, we relaunched the value proposition for our Style Circle Rewards® loyalty program and private label credit card in conjunction with launching the gRewardsTM loyalty program. In November, we reissued over 2 million new private label credit cards for our department and off-price stores.

•Enhance the shopping experience for our guests by creating a culture of strong customer service and execution through our suggestive selling program, referred to as “Sell One More.” We have simplified administrative tasks to enable our store associates to direct their attention on providing exceptional service to our guests.

Non-GAAP Financial Measures

To provide additional transparency, the following supplemental information reflects our results of operations for the periods presented on a basis in conformity with GAAP and on a non-GAAP basis to show earnings excluding certain items presented below. We believe this supplemental financial information enhances an investor’s understanding of our financial performance as it excludes those items which impact comparability of operating trends. The non-GAAP financial information should not be considered in isolation or viewed as a substitute for net income, cash flow from operations, diluted earnings per common share or other measures of performance as defined by GAAP.  Moreover, the inclusion of non-GAAP financial information as used herein is not necessarily comparable to other similarly titled measures of other companies due to the potential inconsistencies in the method of presentation and items considered. The following tables set forth the supplemental financial information and the reconciliation of GAAP disclosures to non-GAAP financial measures (in thousands, except diluted loss per share):

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net loss (GAAP)	$(17,722)	$(15,634)	$(42,967)	$(31,053)
Business acquisition costs (pretax)(a)	(39)	—	9,169	—
Store closures, impairments and other (pretax)(b)	552	443	1,333	1,394
Consolidation of corporate headquarters and severance charges associated with workforce reduction (pretax)(c)	—	—	—	904
Income tax impact(d)	(370)	(271)	(4,176)	(989)
Adjusted net loss (non-GAAP)	$(17,579)	$(15,462)	$(36,641)	$(29,744)

Diluted loss per share (GAAP)	$(0.64)	$(0.58)	$(1.57)	$(1.15)
Business acquisition costs (pretax)(a)	—	—	0.33	—
Store closures, impairments and other (pretax)(b)	0.02	0.02	0.05	0.05
Consolidation of corporate headquarters and severance charges associated with workforce reduction (pretax)(c)	—	—	—	0.03
Income tax impact(d)	(0.02)	(0.01)	(0.15)	(0.03)
Adjusted diluted loss per share (non-GAAP)	$(0.64)	$(0.57)	$(1.34)	$(1.10)

(a) Reflects acquisition and integration costs related to the Gordmans Acquisition.

(b) Reflects store closing costs related to our strategic store closure plan that was announced in fiscal 2015, which primarily consists of fixture moving costs, lease termination charges, severance, and impairment charges. In addition, the three and nine months ended October 28, 2017 include a pension settlement charge, and the three and nine months ended October 29, 2016 include costs related to other strategic initiatives.

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

Third Quarter 2017 Compared to Third Quarter 2016

The following table sets forth the results of operations for the periods presented (in thousands, except percentages):

	Three Months Ended
	October 28, 2017		October 29, 2016		Change
	Amount	% to Sales (a)	Amount	% to Sales (a)	Amount	%
Net sales	$357,236	100.0%	$317,140	100.0%	$40,096	12.6%
Cost of sales and related buying, occupancy and distribution expenses	285,542	79.9%	260,550	82.2%	24,992	9.6%
Gross profit	71,694	20.1%	56,590	17.8%	15,104	26.7%
Selling, general and administrative expenses	100,036	28.0%	84,564	26.7%	15,472	18.3%
Interest expense	2,001	0.6%	1,395	0.4%	606	43.4%
Loss before income tax	(30,343)	(8.5)%	(29,369)	(9.3)%	(974)	3.3%
Income tax benefit	(12,621)	(3.5)%	(13,735)	(4.3)%	1,114	(8.1)%
Net loss	$(17,722)	(5.0)%	$(15,634)	(4.9)%	$(2,088)	13.4%

(a) Percentages may not foot due to rounding.

Net Sales

Sales increased $40.1 million, or 12.6%, to $357.2 million for the third quarter 2017 from $317.1 million for the third quarter 2016, primarily due to $61.8 million in sales from the Gordmans branded stores, partially offset by a decline in comparable sales and closed stores. Comparable sales include store sales after a store has been in operation for 14 full months and e-commerce sales. Comparable sales decreased 3.9% in the third quarter 2017 compared to the third quarter 2016, reflecting a 7.3% decrease in the number of transactions, partially offset by a 3.7% increase in average transaction value. The increase in average transaction value was comprised of a 5.2% increase in average unit retail, partially offset by a 1.4% decrease in units per transaction.

Our non-apparel categories outperformed our comparable sales average and our apparel categories underperformed. Home, gifts, cosmetics, handbags and footwear were our best performing merchandise categories. Our best performing apparel areas were denim, plus sizes, dresses and activewear.

Gross Profit

Gross profit increased $15.1 million, or 26.7%, to $71.7 million for the third quarter 2017 from $56.6 million for the third quarter 2016. Gross profit as a percent of sales increased 230 basis points to 20.1% for the third quarter 2017 from 17.8% for the third quarter 2016. The increase in the gross profit rate reflects a decrease of 260 basis points in the merchandise costs of sales rate due to fewer markdowns and less clearance sales attributable to effective inventory management, partially offset by an increase of 30 basis points in the buying, occupancy and distribution expenses rate.

Selling, General and Administrative Expenses

SG&A expenses for the third quarter 2017 increased $15.5 million to $100.0 million from $84.6 million for the third quarter 2016. As a percent of sales, SG&A expenses increased to 28.0% for the third quarter 2017 from 26.7% for the third quarter 2016. The increase in SG&A expenses is primarily attributable to higher store expenses from the addition of the Gordmans branded stores.

Interest Expense

Net interest expense was $2.0 million for the third quarter 2017, compared to $1.4 million for the third quarter 2016. Interest expense is primarily comprised of interest on borrowings under the Revolving Credit Facility, related letters of credit and commitment fees, amortization of debt issuance costs and interest on finance obligations. The increase in interest expense is primarily due to an increase in average borrowings and higher interest rates under the Revolving Credit Facility for the third quarter 2017 compared to the third quarter 2016.

Income Taxes

Our effective income tax rate for the third quarter 2017 was 41.6%, resulting in an estimated tax benefit of $12.6 million. This compares to an effective tax rate of 46.8% and an income tax benefit of $13.7 million for the third quarter 2016. The effective income tax rates were impacted by a $0.1 million tax deficiency charge related to share-based compensation in the third quarter 2017, and the settlement of an Internal Revenue Service (“IRS”) appeal in the third quarter 2016, which resulted in a $0.7 million tax benefit.

Year-to-Date 2017 Compared to Year-to-Date 2016

The following table sets forth the results of operations for the periods presented (in thousands, except percentages):

	Nine Months Ended
	October 28, 2017		October 29, 2016		Change
	Amount	% to Sales (a)	Amount	% to Sales (a)	Amount	%

Net sales	$1,042,924	100.0%	$988,275	100.0%	$54,649	5.5%
Cost of sales and related buying, occupancy and distribution expenses	816,071	78.2%	779,128	78.8%	36,943	4.7%
Gross profit	226,853	21.8%	209,147	21.2%	17,706	8.5%
Selling, general and administrative expenses	289,188	27.7%	260,076	26.3%	29,112	11.2%
Interest expense	5,505	0.5%	3,616	0.4%	1,889	52.2%
Loss before income tax	(67,840)	(6.5)%	(54,545)	(5.5)%	(13,295)	24.4%
Income tax benefit	(24,873)	(2.4)%	(23,492)	(2.4)%	(1,381)	5.9%
Net loss	$(42,967)	(4.1)%	$(31,053)	(3.1)%	$(11,914)	38.4%

(a) Percentages may not foot due to rounding.

Net Sales

Sales increased $54.6 million, or 5.5%, to $1,042.9 million for the year-to-date 2017 from $988.3 million for the year-to-date 2016, primarily due to $133.6 million in sales from the Gordmans branded stores, partially offset by a decline in comparable sales and closed stores. Comparable sales decreased 5.7% for the year-to-date 2017 compared to the year-to-date 2016, reflecting a decrease of 8.3% in the number of transactions, partially offset by an increase of 2.8% in average transaction value. The increase in average transaction value was comprised of a 2.3% increase in average unit retail and a 0.5% increase in units per transaction.

Our non-apparel categories outperformed our comparable sales average and our apparel categories underperformed. Home, gifts, cosmetics, handbags and footwear were our best performing merchandise categories. Our best performing apparel areas were denim, plus sizes, dresses and activewear.

Gross Profit

Gross profit increased $17.7 million, or 8.5%, to $226.9 million for the year-to-date 2017 from $209.1 million for the year-to-date 2016. Gross profit as a percent of sales increased 60 basis points to 21.8% for the year-to-date 2017 from 21.2% for the year-to-date 2016. The increase in the gross profit rate reflects a decrease of 130 basis points in the merchandise cost of sales rate due to fewer markdowns and less clearance sales attributable to effective inventory management, partially offset by an increase of 70 basis points in the buying, occupancy and distribution expenses rate.

Selling, General and Administrative Expenses

SG&A expenses for the year-to-date 2017 increased $29.1 million to $289.2 million from $260.1 million for the year-to-date 2016. As a percent of sales, SG&A expenses increased to 27.7% for the year-to-date 2017 from 26.3% for the year-to-date 2016. The increase in SG&A expenses is primarily attributable to higher store expenses from the addition of the Gordmans branded stores, partially offset by a reduction in advertising expense. SG&A expenses for the year-to-date 2017 also included Gordmans Acquisition related costs of $9.2 million, or 0.9% of sales.

Interest Expense

Net interest expense was $5.5 million for the year-to-date 2017, compared to $3.6 million for the year-to-date 2016. Interest expense is primarily comprised of interest on borrowings under the Revolving Credit Facility, related letters of credit and commitment fees, amortization of debt issuance costs and interest on finance obligations. The increase in interest expense is primarily due to an increase in average borrowings and higher interest rates under the Revolving Credit Facility for the year-to-date 2017 as compared to the year-to-date 2016.

Income Taxes

Our effective income tax rate for the year-to-date 2017 was 36.7%, resulting in an estimated tax benefit of $24.9 million. This compares to an effective tax rate of 43.1% and an income tax benefit of $23.5 million for the year-to-date 2016.
The effective income tax rates were impacted by a $2.1 million tax deficiency charge related to share-based compensation in the year-to-date 2017, and the settlement of an IRS appeal in the year-to-date 2016, which resulted in a $0.7 million tax benefit.

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

Liquidity and Capital Resources

Our liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows, (iii) normal trade credit terms from our vendors and their factors and (iv) the Revolving Credit Facility. Our primary cash requirements are for operational needs, including rent and salaries, inventory purchases, and capital investments in our stores, e-commerce and information technology. We also have used our cash flows and other liquidity sources to pay quarterly cash dividends. Our cash requirements for 2017 include the Gordmans Acquisition and additional investments required to support the integration of the Gordmans operations into our infrastructure.

We believe that our sources of liquidity will be sufficient to cover working capital needs, planned capital expenditures and debt service requirements for the remainder of 2017 and the foreseeable future.

Key components of our cash flow are summarized below (in thousands):

	Nine Months Ended
	October 28, 2017	October 29, 2016
Net cash (used in) provided by:
Operating activities	$(18,925)	$5,254
Investing activities	(59,082)	(66,757)
Financing activities	94,534	63,918

Operating Activities

During the year-to-date 2017, we used $18.9 million in cash from operating activities. Net loss, adjusted for non-cash expenses, generated cash of approximately $6.9 million. Changes in operating assets and liabilities used net cash of approximately $27.1 million, which included increases of $137.5 million in merchandise inventories, primarily due to the seasonal build of inventories, and $9.7 million in other assets, partially offset by an increase of $120.1 million in accounts payable and other liabilities. Additionally, cash flows from operating activities included construction allowances from landlords of $1.2 million, which funded a portion of the capital expenditures related to store leasehold improvements in relocated, expanded and remodeled stores.

During the year-to-date 2016, we generated $5.3 million in cash from operating activities. Net loss, adjusted for non-cash expenses, provided cash of approximately $30.6 million.  Changes in operating assets and liabilities used net cash of approximately $32.3 million, which included increases of $133.3 million in merchandise inventories, primarily due to the seasonal build of inventories, and $18.5 million in other assets, partially offset by an increase of $119.5 million in accounts payable and other liabilities primarily related to inventory purchases. Additionally, cash flows from operating activities included construction allowances from landlords of $7.0 million, which funded a portion of the capital expenditures related to leasehold improvements in our new corporate office building and store leasehold improvements in relocated, expanded and remodeled stores.

Investing Activities

Net cash used in investing activities was $59.1 million for the year-to-date 2017, compared to $66.8 million for the year-to-date 2016.

Capital expenditures were $25.3 million for the year-to-date 2017, compared to $67.9 million for the year-to-date 2016, reflecting a decrease in store expansions and remodels. We received construction allowances from landlords of $1.2 million in the year-to-date 2017 and $7.0 million in the year-to-date 2016 to fund a portion of the capital expenditures related to store leasehold improvements and our new corporate office building. These funds are recorded as a deferred rent credit on the balance sheet and are recognized as an offset to rent expense over the lease term commencing with the date the allowances are earned.

During the year-to-date 2017, we paid $36.1 million for the Gordmans Acquisition (see Note 8 to the condensed consolidated financial statements), which was funded with existing cash and availability under the Revolving Credit Facility.

Financing Activities

Net cash provided by financing activities for the year-to-date 2017 was $94.5 million, compared to $63.9 million for the year-to-date 2016. The change is primarily due to increased net borrowings under the Revolving Credit Facility.

We use the Revolving Credit Facility to provide financing for working capital and general corporate purposes, as well as to finance capital expenditures and to support our letter of credit requirements. Borrowings are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. Inventory, cash and cash equivalents are pledged as collateral. The daily interest rates are determined by a prime rate or LIBOR, plus an applicable margin, as set forth in the Revolving Credit Facility agreement. For the year-to-date 2017, the weighted average interest rate on outstanding borrowings and the average daily borrowings were 2.62% and $221.7 million, respectively, compared to 1.83% and $188.0 million for the year-to-date 2016. The increase in average daily borrowings for the year-to-date 2017 compared to the year-to-date 2016 includes the Gordmans Acquisition and related costs.

Letters of credit issued under the Revolving Credit Facility support certain merchandise purchases and collateralize retained risks and deductibles under various insurance programs. At October 28, 2017, outstanding letters of credit totaled approximately $7.3 million. These letters of credit expire within 12 months of issuance, but may be renewed. Excess borrowing availability under the Revolving Credit Facility at October 28, 2017 was $157.4 million.

The Revolving Credit Facility agreement contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends to $30.0 million in a fiscal year, and (iii) the repurchase of common stock under certain circumstances. The agreement also contains a fixed charge coverage ratio covenant in the event excess availability is below a defined threshold or an event of default has occurred. At October 28, 2017, we were in compliance with all of the debt covenants of the agreement and we expect to remain in compliance.

During the year-to-date 2017, we paid $7.1 million in cash dividends. On November 16, 2017, our Board declared a quarterly cash dividend of $0.05 per share of common stock, payable on December 13, 2017 to shareholders of record at the close of business on November 28, 2017.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in our internal control over financial reporting during the three months ended October 28, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Failure to successfully integrate the Gordmans business and convert the Gordmans business to off-price retail operations, and to do so in the time frame we anticipate, may adversely affect our results of operations and financial condition. The acquisition involves numerous risks and uncertainties, including the following:

•	The potential loss of distributors, vendors and other business partners following the Gordmans acquisition.

•	The potential loss of customers as we rebuild inventory levels and implement new pricing and marketing strategies in the Gordmans off-price stores.

•	We may not be able to attract or retain key employees with experience in off-price retail operations.

•	We may be unable to adapt our supply chain, or convert the former Gordmans supply chain, well enough or quickly enough to support off-price retail operations.

•	Projected sales and margins for the Gordmans off-price stores may not be achieved.

•	Integration of the Gordmans business may take longer or be more costly than anticipated.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 7, 2011, our Board approved a stock repurchase program (“2011 Stock Repurchase Program”), which authorized us to repurchase up to $200.0 million of our outstanding common stock. The 2011 Stock Repurchase Program will expire when we have exhausted the authorization, unless terminated earlier by our Board. Through October 28, 2017, we repurchased approximately $141.6 million of our outstanding common shares under the 2011 Stock Repurchase Program. Also in March 2011, our Board authorized us to repurchase shares of our outstanding common stock equal to the amount of the proceeds and related tax benefits from the exercise of stock options, stock appreciation rights and other equity grants. Purchases of shares of our common stock may be made from time to time, either on the open market or through privately negotiated transactions and are financed by our existing cash, cash flow and other liquidity sources, as appropriate.

The table below sets forth information regarding our repurchases of common stock during the three months ended October 28, 2017:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)

July 30, 2017 to August 26, 2017	6,249	$1.84	—	$58,351,202

August 27, 2017 to September 30, 2017	20,312	1.85	—	$58,351,202

October 1, 2017 to October 28, 2017	4,797	1.86	—	$58,351,202

Total	31,358	$1.85	—

(a) Although we did not repurchase any of our common stock during the three months ended October 28, 2017 under the 2011 Stock Repurchase Program:

•
We reacquired 10,580 shares of common stock from certain employees to cover tax withholding obligations from the vesting of restricted stock at a weighted average acquisition price of $1.82 per common share; and

•
The trustee of the grantor trust established by us for the purpose of holding assets under our deferred compensation plan purchased an aggregate of 20,778 shares of our common stock in the open market at a weighted average price of $1.87 in connection with the option to invest in our stock under the deferred compensation plan and reinvestment of dividends paid on our common stock held in trust in the deferred compensation plan.

(b) Reflects the $200.0 million authorized under the 2011 Stock Purchase Program, less the $141.6 million repurchased as of October 28, 2017 using our existing cash, cash flow and other liquidity sources since March 2011.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

The following documents are the exhibits to this Form 10-Q. For convenient reference, each exhibit is listed according to the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description

10.1*#	Amendment No. Five to Amended and Restated Private Label Credit Card Plan Agreement dated as of August 11, 2017, between Stage Stores, Inc. and Comenity Bank.

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

32*	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________________________

*	Filed electronically herewith.
#	Certain confidential portions marked with a [****] have been omitted pursuant to a confidential treatment request that has been filed separately with the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAGE STORES, INC.

Dated: December 7, 2017	/s/ Michael L. Glazer
Michael L. Glazer
President and Chief Executive Officer
(Principal Executive Officer)

Dated: December 7, 2017	/s/ Oded Shein
Oded Shein
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)