Form 10-Q/A
period 2017-10-28
STAGE STORES INC
filed 2018-01-26
CIK 6885

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

EXPLANATORY NOTE
On December 7, 2017, Stage Stores, Inc. (“we,” “us” and “our”) filed our Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2017 (“Form 10-Q”). We are filing this Amendment No. 1 to Form 10-Q (“Amendment No. 1”) to file an amended Exhibit 10.1 (Amendment No. Five to Amended and Restated Private Label Credit Card Plan Agreement). Certain portions of the information omitted from the Exhibit 10.1 filed with the Form 10-Q pursuant to a confidential treatment request have now been included in the Exhibit 10.1 filed with this Amendment No. 1.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), we have set forth the complete text of Item 6, as amended. In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act are filed with this Amendment No. 1 as Exhibits 31.1.1 and 31.2.1, respectively.

This Amendment No. 1 speaks as of the filing date of the Form 10-Q, does not update information in the Form 10-Q to reflect events that have occurred subsequent to the filing date of the Form 10-Q, and does not modify or update in any way disclosures made in the Form 10-Q. Except as described above, no other amendments are being made to the Form 10-Q.

PART II - OTHER INFORMATION
ITEM 6.    EXHIBITS

The following documents are the exhibits to this Form 10-Q. For convenient reference, each exhibit is listed according to the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description

10.1**#	Amendment No. Five to Amended and Restated Private Label Credit Card Plan Agreement dated as of August 11, 2017, between Stage Stores, Inc. and Comenity Bank.

31.1*
Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1.1**
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

31.2.1**
Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________________________

*	Filed electronically with the Form 10-Q.
**	Filed electronically with this Amendment No. 1.
#	Certain confidential portions marked with a [****] have been omitted pursuant to a confidential treatment request that has been filed separately with the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAGE STORES, INC.

Dated: January 26, 2018	/s/ Michael L. Glazer
Michael L. Glazer
President and Chief Executive Officer
(Principal Executive Officer)

Dated: January 26, 2018	/s/ Oded Shein
Oded Shein
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

4