Form 10-K
period 2018-02-03
STAGE STORES INC
filed 2018-04-10
CIK 6885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-K
 (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2018
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

As of July 28, 2017 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was $52,166,748 (based upon the closing price of the registrant’s common stock as reported by the New York Stock Exchange on July 28, 2017).

As of March 23, 2018, there were 27,633,604 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders to be held on June 7, 2018, which will be filed within 120 days of the end of the registrant’s fiscal year ended February 3, 2018 (“Proxy Statement”), are incorporated by reference into Part III of this Form 10-K to the extent described therein.

References to a particular year are to Stage Stores, Inc.’s fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year.  For example, a reference to “2015” is a reference to the fiscal year ended January 30, 2016, “2016” is a reference to the fiscal year ended January 28, 2017 and “2017” is a reference to the fiscal year ended February 3, 2018.  2015 and 2016 each consisted of 52 weeks, while 2017 consisted of 53 weeks. Similarly, references to a particular quarter are to Stage Stores, Inc.’s fiscal quarters.

PART I

ITEM 1.                                        BUSINESS

Our Business

Stage Stores, Inc. and its subsidiary (“we,” “us” or “our”) is a retailer, which operates specialty department stores and off-price stores. We offer our customers, referred to as “guests,” trend-right, moderately priced, name-brand apparel, accessories, cosmetics, footwear and home goods. As of February 3, 2018, we operated in 42 states through 777 department stores under the BEALLS, GOODY’S, PALAIS ROYAL, PEEBLES and STAGE nameplates and 58 GORDMANS off-price stores. We also operate an e-commerce website for our department store business. Our department stores are predominantly located in small towns and rural communities. Our off-price stores are predominantly located in mid-sized, non-rural Midwest markets.

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

In 2003, we acquired Peebles Inc. (“Peebles”), a privately held, similarly small-market focused retail company headquartered in South Hill, Virginia. Our Peebles stores are located in the Mid Atlantic, Northeastern, Midwestern and Southeastern states.

In July 2009, we acquired the “Goody’s” name from Goody’s Family Clothing, Inc. through a bankruptcy auction. Our Goody’s stores are primarily located in the Southeastern and Midwestern states.

On April 7, 2017, we acquired select assets of Gordmans Stores, Inc. and its subsidiaries through a bankruptcy auction (“Gordmans Acquisition”). The results of the Gordmans stores that we operated from April 7, 2017 through February 3, 2018 are included in our consolidated statement of operations for fiscal year 2017 (see Note 15 to the consolidated financial statements). Our Gordmans stores are primarily located in the Midwestern states.

Competition

The department store and off-price retail markets are highly competitive and fragmented.  We operate in a challenging macroeconomic and retail environment and have numerous competitors as further described in Item 1A, Risk Factors, of this Form 10-K. We believe the principal differentiating factors which allow us to compete for guests’ patronage include great values on name brand merchandise, assortments that appeal to our target guests, exceptional service in convenient locations, compelling advertising and promotions and an omni-channel shopping experience.  We expect the strategic investments we have made and plan to continue to make will enable us to meet these guest expectations and leave us well positioned to compete in the future.

Stores

Store Openings and Closures.  We added 58 Gordmans off-price stores in 2017 with the Gordmans Acquisition. We plan to open one new Gordmans store in early 2018. As part of a strategic evaluation of our department store portfolio in 2015, we announced a multi-year plan to close stores that we believe do not have the potential to meet our sales productivity and profitability standards. Since then, we have closed 81 stores, including 21 stores during 2017, and we expect to close approximately 30 stores in 2018. We continually review the profitability of each store and will consider closing a store if the expected store performance does not meet our financial standards. The closure of these stores is expected to improve our ability to effectively allocate capital, deliver higher sales productivity and be accretive to earnings.

Expansion, Relocation and Remodeling.  During 2017, we completed 9 store remodels, relocations and expansions. Since 2015, we have updated over 200 stores representing approximately 45% of our sales base. We believe that our investment in these stores improves the store environment and helps us create an inviting and differentiated shopping experience. Our store remodels are designed to create a bright, fun and comfortable environment and include upgrades ranging from improved lighting, flooring, paint, fixtures, fitting rooms, visual merchandising and signage, to more extensive expansion projects.

Store count and selling square footage by nameplate are as follows:

	Number of Stores			Selling Square Footage (in thousands)
	January 28, 2017	2017 Activity Net Changes	February 3, 2018	January 28, 2017	2017 Activity Net Changes	February 3, 2018
Bealls	188	(7)	181	3,787	(171)	3,616
Goody's	223	(6)	217	3,451	(88)	3,363
Palais Royal	49	(3)	46	1,063	(73)	990
Peebles	187	(2)	185	3,429	(39)	3,390
Stage	151	(3)	148	2,858	(80)	2,778
Gordmans	—	58	58	—	2,825	2,825
Total	798	37	835	14,588	2,374	16,962

Our department stores are predominantly located in small towns and rural communities. Utilizing a ten-mile radius from each store, approximately 61% of our department stores are located in communities with populations below 50,000 people, while an additional 24% of our department stores are located in communities with populations between 50,000 and 150,000 people.  The remaining 15% of our department stores are located in higher-density markets with populations greater than 150,000 people, such as Houston, San Antonio and Lubbock, Texas.

Our Gordmans off-price stores are predominantly located in mid-sized, non-rural Midwest markets.

Omni-channel

In our ongoing effort to enhance the guest experience, we are focused on better connecting our department store and online channels. Below are few examples of how our department store and online channels intersect:

•	Our website gives guests the opportunity to preview merchandise online before making a purchase in our stores.

•	Stores increase online sales by providing guests with the opportunity to view, touch and/or try on physical merchandise before ordering online.

•	Most online purchases can easily be returned in our stores.

•	In 2016, we introduced Buy Online, Ship-to-Store, which gives our guests the option to have online purchases shipped for free to a local store.

•	In 2017, we introduced Web@POS, which gives our guests access to our expanded online assortments from within our stores.

•	Style Circle Rewards® can be redeemed online or in stores regardless of where they are earned.

•	Guests may apply most discounts to both online and in-store purchases.

Providing our guests with the opportunity to engage with us through multiple channels is part of a cohesive business strategy that helps us build our brand loyalty. Guests that shop with us both online and in stores spend, on average, 3 times more than guests that shop only in our stores.

Merchandising

We offer a well-edited selection of moderately priced, branded merchandise within distinct merchandise categories of women’s, men’s and children’s apparel, accessories, cosmetics, footwear and home goods that reflect current styles and trends through our department stores, off-price stores and e-commerce website.

The following table sets forth the distribution of net sales among our various merchandise categories:

	Fiscal Year
	2017			2016	2015
Merchandise Category	Department Stores	Off-price Stores	Total Company
Women’s	35%	29%	34%	37%	38%
Men’s	17	13	17	17	17
Children's	11	12	11	12	11
Apparel	63%	54%	62%	66%	66%

Footwear	14%	2%	12%	13%	13%
Accessories	7	9	8	7	7
Cosmetics/Fragrances	11	5	10	10	10
Home/Gifts/Other	5	30	8	4	4
Non-apparel	37%	46%	38%	34%	34%

	100%	100%	100%	100%	100%

Our merchandise mix in our department stores offers more apparel categories, while our off-price stores carry a larger selection of home goods. Merchandise mix may also vary from store to store to accommodate differing demographic, regional and climate characteristics. Our buying and planning team uses technology tools such as size pack optimization, which allow us to better fulfill guest needs by tailoring size assortments by store.

Approximately 82% of sales in our department stores consist of national brands such as Adidas, Calvin Klein, Carters, Chaps, Clinique, Dockers, Estee Lauder, G by Guess, Izod, Jessica Simpson, Levi’s, Nike, Nine West and Skechers, while the remaining 18% of sales are private label merchandise. Our off-price stores offer national brands purchased opportunistically bringing greater value to our guests.

Our department store private label portfolio brands are developed and sourced through agreements with third party vendors. We believe our private label and exclusive brands offer a compelling mix of style, quality and value.

Merchandise Distribution

 We distribute merchandise to our department stores through our distribution centers located in Jacksonville, Texas, and Jeffersonville, Ohio and to our Gordmans off-price stores through our distribution center in Omaha, Nebraska. In December 2017, we closed our South Hill, Virginia, distribution center, as part of our strategy to increase the efficiency of our distribution network. Operations from the Virginia distribution center have been transferred to our distribution centers in Texas and Ohio. E-commerce orders are predominantly filled from our distribution center in Jacksonville, Texas and to a lesser extent, from our distribution center in Jeffersonville, Ohio, select stores and directly from our vendors. We contract with third party carriers to deliver merchandise to our stores and to our guests in the fulfillment of online orders. Guests also have the option to pick up an online order in a local store through our Buy Online, Ship-to-Store program.

Marketing

Our marketing strategy is designed to establish and reward brand loyalty. The strategy supports each store’s position as the destination for desirable styles and national brands at an attractive value in a comfortable and welcoming environment. Our marketing strategy leverages (i) insights from brand and guest research, (ii) identified guest purchase history and (iii) emerging technology and trends in retail marketing. We use a multi-media advertising approach, including broadcast media, digital media, mobile media, direct mail, and to a lesser degree, newspaper inserts.

Our department stores and off-price stores are similar in many respects. However, our department stores offer deeper, more curated assortments with sales driven by high-low promotions. Conversely, our Gordmans off-price stores offer every day value in a “treasure hunt” environment with sales driven by holidays, back-to-school, and other calendar events.

We consider our private label credit card program, and our loyalty programs, Style Circle Rewards® and gRewardsTM, to be vital components of our business because these programs (i) enhance guest loyalty, (ii) allow us to identify and regularly contact our best guests and (iii) create a comprehensive database that enables us to implement targeted and personalized marketing messages. On average, private label credit cardholders and loyalty members visit our stores more frequently, spend more annually, and are less likely to attrite than non-loyalty guests. In our department stores, private label credit card purchases represented 49%, 47% and 44% of our sales in 2017, 2016 and 2015, respectively. In our Gordmans off-price stores, we acquired a historically underpenetrated private label credit card program and implemented best practices developed in our department stores, which we expect to drive future growth. In 2017, we relaunched the value proposition for Style Circle Rewards® and our private label credit card in conjunction with launching gRewardsTM. We ended 2017 with 7.4 million Style Circle Rewards® members and 0.8 million gRewardsTM members. These programs allow us to better understand and respond to our guests’ shopping habits and are powerful tools to drive higher transaction value and frequency of visits.

Brand image is an important part of our marketing program. Our principal trademarks, including the BEALLS, GOODY’S, PALAIS ROYAL, PEEBLES, STAGE and GORDMANS, have been registered with the U.S. Patent and Trademark Office. We have also registered trademarks used in connection with our private label merchandise. We regard our trademarks and their protection as important to our success.

We maintain a connection to the communities we serve and operate a giving campaign in the markets we serve called 30 Days of Giving under our Community Counts program. In 2017, through our Community Counts program and other efforts like our Bears that Care program and Hurricane Harvey relief efforts, we helped raise approximately $3.0 million for our communities.

Guest Service

We strive to provide exceptional guest service. To ensure consistency of execution, each sales associate is evaluated based on the attainment of specific guest service standards, such as offering a friendly greeting, providing prompt assistance, helping open private label credit card accounts, thanking guests and inviting return visits. We also conduct guest satisfaction surveys to measure and monitor attainment of service expectations. The results of guest surveys are used to provide feedback to reinforce and improve store service. Additionally, we have various programs in place to recognize our sales associates for providing outstanding guest service.

Information Systems

We support our business by using multiple, highly integrated systems in areas such as merchandising, store operations, distribution, sales promotion, asset protection, personnel management, store design and accounting. Our core merchandising systems assist in planning, ordering, allocating and replenishing merchandise assortments for each store, based on specific characteristics and recent sales trends.  Our replenishment/fulfillment system allows us to maintain planned levels of in-stock positions in basic items such as jeans and undergarments.  In addition, a fully integrated warehouse management system is in place in all three distribution centers.

Our assortment planning system allows us to create guest-centric assortments aligned to sales strategies. The system also facilitates cleaner seasonal transitions and fresher merchandise in stores. We continue to expand the utilization and effectiveness of our merchandise planning system to maximize the generation of sales and gross margin.

We utilize a point-of-sale (“POS”) platform with bar code scanning, electronic credit authorization, instant credit, a returns database and gift card processing in all our stores.  The POS platform allows us to capture guest specific sales data for use in our merchandising, marketing and loss prevention systems, while servicing our guests. The POS platform also manages coupon and deal-based pricing, which streamlines the checkout process and improves store associate adherence to promotional markdown policies.

In 2017, we implemented new systems to facilitate our Web@POS and Buy Online, Ship-to-Store programs as part of our strategy to better connect our department store and online channels. Web@POS provides guests access to our online merchandise assortments from within our department stores. Buy Online, Ship-to-Store provides our guests the ability to buy certain merchandise on our website and have it shipped to a store for pick-up. We also continue to invest in enhancements to improve the performance of our e-commerce website.

Our Employees

At February 3, 2018, we employed approximately 14,500 full-time and part-time employees, referred to as “associates.” Employment levels vary during the year as we traditionally hire additional sales associates and increase the hours of part-time sales associates during peak seasonal selling periods. We offer a broad range of company-paid benefits to our associates. Eligibility for and the level of benefits vary depending on associates' full-time or part-time status, compensation level, date of hire and/or length of service. Company-paid benefits include a 401(k) plan, deferred compensation plans, medical and dental plans, disability insurance, paid vacation, life insurance and merchandise discounts. We consider our relationship with our associates to be good, and there are no collective bargaining agreements in effect with respect to any of our associates.

Seasonality

Our business, like many other retailers, is subject to seasonal influences with a significant portion of sales and income typically realized during the last quarter of our fiscal year. Working capital requirements fluctuate during the year and generally reach their highest levels during the third and fourth quarters. Because of the seasonality of our business, results from any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

Available Information

We make available, free of charge, through the “Investor Relations” section of our website (corporate.stage.com)
under the “Financial Reports” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). In this Form 10-K, we incorporate by reference certain information from parts of our Proxy Statement for our 2018 Annual Meeting of Shareholders (“Proxy Statement”).

Also in the “Investor Relations” section of our website (corporate.stage.com) under the “Corporate Governance” and “Financial Reports” captions, the following information relating to our corporate governance may be found: Corporate Governance Guidelines; charters of our Board of Directors’ Audit, Compensation, and Corporate Governance and Nominating Committees; Code of Ethics and Business Conduct; Code of Ethics for Senior Officers; Chief Executive Officer and Chief Financial Officer certifications related to our SEC filings; and transactions in our securities by our directors and executive officers. The Code of Ethics and Business Conduct applies to all of our directors and employees. The Code of Ethics for Senior Officers applies to our Chief Executive Officer, Chief Financial Officer, Controller and other individuals performing similar functions, and contains provisions specifically applicable to the individuals serving in those positions. We intend to post amendments to and waivers from, if any, our Code of Ethics and Business Conduct (to the extent applicable to our directors and executive officers) and our Code of Ethics for Senior Officers in the “Investor Relations” section of our website (corporate.stage.com) under the “Corporate Governance” caption. We will provide any of the foregoing information without charge upon written request to our Secretary. The contents of our websites are not part of this report.

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

Competitive and Operational Risks

We face significant competition in the retail apparel industry, which may adversely affect our sales and profitability.  The retail apparel business is highly competitive. We compete with local, regional, national and online retailers, including department, specialty and discount stores, direct-to-consumer businesses and other forms of retail commerce. The Internet and evolving technologies in retail have led to increased competition as there are fewer barriers to entry and consumers are able to quickly and conveniently comparison shop. We compete on many factors, such as merchandise assortment, advertising, price, quality, convenience, guests’ shopping experience, store environment, service, loyalty programs and credit availability. Unanticipated changes in the pricing and other practices of our competitors may create downward pressure on prices and lower demand for our products, which may adversely impact our sales and profitability.

If we are unable to successfully execute our strategies, our operating performance may be significantly impacted. There is a risk that we will be unable to meet our operating performance targets and goals if our strategies and initiatives are unsuccessful. Our ability to develop and execute our strategic plan and to execute the business activities associated with our strategic and operating plans may impact our ability to meet our operating performance targets.

Our failure to anticipate and respond to changing guest preferences in a timely manner may adversely affect our operations.  Our success depends, in part, upon our ability to anticipate and respond to changing consumer preferences and fashion trends in a timely manner.  We attempt to stay abreast of emerging lifestyles and consumer preferences affecting our merchandise.  However, any sustained failure on our part to identify and respond to such trends may have a material and adverse effect on our business, financial condition and cash flows.

Failure to successfully operate our Gordmans stores as an off-price retailer, or to grow the Gordmans off-price business as planned may adversely affect our results of operations and financial condition. We operated 58 Gordmans off-price stores during 2017, following the Gordmans Acquisition on April 7, 2017. During 2017, we progressed with converting the Gordmans stores into a true off-price retailer by eliminating promotions and implementing pricing that is competitive with the off-price industry. We view Gordmans as a key growth opportunity for our business. If we are not able to successfully operate the Gordmans stores as an off-price retailer, or grow the Gordmans off-price business as planned, the anticipated scale and profitability may not be realized fully or at all, or may take longer to realize than expected, which may adversely affect our results of operations and financial condition.
Failure to successfully operate our e-commerce website or fulfill guest expectations may adversely impact our business and sales.   Our e-commerce platform provides another channel to generate sales.  We believe that our e-commerce website will drive incremental sales by providing existing guests another opportunity to shop with us and allowing us to reach new guests.  If we do not successfully meet the challenges of operating an e-commerce website or fulfilling guest expectations, our business and sales may be adversely affected.

Our failure to attract, develop and retain qualified employees may negatively impact the results of our operations. We strive to have well-trained and motivated sales associates provide guests with exceptional service.  Our success depends in part upon our ability to attract, develop and retain a sufficient number of qualified employees, including store, service and administrative personnel. Competition for key personnel in the retail industry is intense and our future success will depend on our ability to recruit, train and retain our senior executives and other qualified personnel.

Supply Chain and Distribution Risks

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

Risks associated with our carriers, shippers and other providers of merchandise transportation services may have a material adverse effect on our business and financial condition.  Our vendors rely on shippers, carriers and other merchandise transportation service providers (collectively “Transportation Providers”) to deliver merchandise from their manufacturers, both in the United States and abroad, to the vendors’ distribution centers in the United States.  Transportation Providers are also responsible for transporting merchandise from their vendors’ distribution centers to our distribution centers. We also rely on Transportation Providers to transport merchandise from our distribution centers to our stores and to our guests in the case of online sales.  However, if work slowdowns, stoppages, weather or other disruptions affect the transportation of merchandise between the vendors and their manufacturers, especially those manufacturers outside the United States, between the vendors and us, or between us and our e-commerce guests, our business, financial condition and cash flows may be adversely affected.

Financial and Liquidity Risks

Our dependence upon cash flows and net earnings generated during the fourth quarter, including the holiday season, may have a disproportionate impact on our results of operations. The seasonal nature of the retail industry causes a heavy dependence on earnings in the fourth quarter. A large fluctuation in economic or weather conditions occurring during the fourth quarter may adversely impact our earnings. In preparation for our peak season, we may carry a significant amount of inventory in advance. If, however, we do not manage inventory appropriately or guest preferences change we may need to increase markdowns or promotional sales to dispose of inventory which will negatively impact our financial results.

Failure to obtain merchandise product on normal trade terms may adversely impact our business, financial condition and cash flows.  We are highly dependent on obtaining merchandise product on normal trade terms.  Failure to meet our performance objectives may cause key vendors and factors to become more restrictive in granting trade credit.  The tightening of credit, such as a reduction in our lines of credit or payment terms from the vendor or factor community, may have a material adverse impact on our business, financial condition and cash flows.  We are also highly dependent on obtaining merchandise at competitive and predictable prices.  If we experience rising prices related to our merchandise, whether due to cost of materials, inflation, transportation costs, or otherwise, our business, financial condition and cash flows may be adversely and materially affected.

There can be no assurance that our liquidity will not be affected by changes in macroeconomic conditions. Due to our operating cash flow and availability under the Revolving Credit Facility, we continue to believe that we have the ability to meet our financing needs for the foreseeable future.  However, there can be no assurance that our liquidity will not be materially and adversely affected by changes in macroeconomic conditions.

The Revolving Credit Facility contains covenants that may impose operating restrictions and limits our borrowing capacity to the value of certain of our assets. The Revolving Credit Facility agreement contains covenants which, among other things, restrict (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends, and (iii) the repurchase of common stock under certain circumstances. A violation of any of these covenants may permit the lenders to restrict our ability to further access loans and letters of credit and may require the immediate repayment of any outstanding loans. Our failure to comply with these covenants may have a material adverse effect on our capital resources, financial condition, results of operations and liquidity. In addition, any material or adverse developments affecting our business may significantly limit our ability to meet our obligations as they become due or to comply with the various covenant requirements contained in the Revolving Credit Facility agreement. In addition, borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory, and our inventory, cash and cash equivalents are pledged as collateral under the Revolving Credit Facility. In the event of any material decrease in the amount of or appraised value of our inventory, our borrowing capacity would decrease, which may adversely impact our business and liquidity. In the event of a default that is not cured or waived, the lenders’ commitment to extend further credit under the Revolving Credit Facility may be terminated, our outstanding obligations may become immediately due and payable, outstanding letters of credit may be required to be cash collateralized, and remedies may be exercised against the collateral. If we are unable to borrow under the Revolving Credit Facility, we may not have the necessary cash resources for our operations and, if any event of default occurs, there is no assurance that we would have the cash resources available to repay such accelerated obligations, refinance such indebtedness on commercially reasonable terms, or at all, or cash collateralize our letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

Changes in our private label credit card program may adversely affect our sales and/or profitability. Our private label credit card (“PLCC”) program facilitates sales and generates additional revenue under our profit sharing agreement with the unrelated third party which owns the PLCC accounts receivable. PLCC sales represented 49% of total department stores sales in 2017, and PLCC guests spend more on average than non-PLCC guests. We receive a share of the net finance charges, late fees, other cardholder fees, write-offs, and operating expenses generated by the program.  Changes in credit granting standards maintained by the third party, which may be due to macroeconomic trends, could impact our ability to generate new PLCC accounts.  Changes in guest payment patterns could impact profit sharing by impacting fee income, write-offs and operating expense.  If the sales or profit share that we receive from the PLCC decreases due to economic, legal, social, or other factors that we cannot control or predict, our operating results, financial condition and cash flows may be adversely affected.

Unexpected costs may arise from our current insurance program and our financial performance may be affected. Our insurance coverage is subject to deductibles, self-insured retentions, limits of liability and similar provisions that we believe are prudent based on the dispersion of our operations. However, we may incur certain types of losses that we cannot insure or that we believe are not economically reasonable to insure, such as losses due to acts of war, employee and certain other crime and some natural disasters. If we incur these losses and they are material, our business could suffer. Certain material events, including property losses caused by various natural disasters and other types of casualties, may result in sizable losses for the insurance industry and adversely impact the availability of adequate insurance coverage or result in excessive premium increases. To offset negative cost trends in the insurance market, we may elect to self-insure, accept higher deductibles or reduce the amount of coverage in response to these market changes. In addition, we self-insure a portion of expected losses under our workers’ compensation, general liability and group health insurance programs. Unanticipated changes in any applicable actuarial assumptions and management estimates underlying our recorded liabilities for these losses, including potential increases in medical and indemnity costs, could result in materially different amounts of expense than expected under these programs, which may have a material adverse effect on our financial condition and results of operations. Although we continue to maintain property insurance for catastrophic events, we are self-insured for losses up to the amount of our deductibles. If we experience a greater number of self-insured or uninsured losses than we anticipate or excessive premium increases, our financial performance may be adversely affected.

Economic Conditions, Business Disruption and Other External Risks

An economic downturn or decline in consumer confidence may negatively impact our business and financial condition. Our results of operations are sensitive to changes in general economic and political conditions that impact consumer discretionary spending, such as employment levels, taxes, energy and gasoline prices and other factors influencing consumer confidence. We have extensive operations in the South Central, Southeastern, Midwestern and Mid-Atlantic states. Many stores are located in small towns and rural environments that are substantially dependent upon the local economy. We also have concentrations of stores in areas where the local economy is heavily dependent on the oil and gas industry, particularly in portions of Texas, Louisiana, Oklahoma and New Mexico. A decline in crude oil prices and/or oil or gas exploration may negatively impact employment in those communities, resulting in reduced consumer confidence and discretionary spending. Additionally, approximately 3% of our stores contributing approximately 6% of our 2017 sales are located in cities that either border Mexico or are in close proximity to Mexico. A devaluation of the Mexican peso will reduce the purchasing power of those guests who are citizens of Mexico. In such an event, revenues attributable to these stores could be reduced. In early 2017, 2016 and 2015, we experienced pressure on our business in areas that are heavily dependent on the oil industry and near the Mexican border. If those pressures continue or there is an additional economic downturn or decline in consumer confidence, particularly in the South Central, Southeastern, Midwestern and Mid-Atlantic states and any state from which we derive a significant portion of our net sales (such as Texas or Louisiana), our business, financial condition and cash flows will be negatively impacted and such impact may be material.

We are subject to payment-related risks that may increase our operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business. We accept payments using a variety of methods, including cash, checks, credit cards, debit cards, and gift cards, and we may offer new payment options over time. Acceptance of these payment options subjects us to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements and rules governing electronic funds transfers. These requirements may change over time or be reinterpreted, making compliance more difficult or costly. We rely on third parties to provide payment processing services and pay interchange and other fees, which may increase over time and raise our operating costs. On October 1, 2015, the payment cards industry began shifting liability for certain debit and credit card transactions to retailers who do not accept Europay, MasterCard and Visa (“EMV”) chip technology transactions. We have not yet implemented EMV chip technology. Implementation of the EMV chip technology and receipt of final certification is subject to the time availability of third-party service providers and may require upgrades to our systems and hardware. Further, we may experience a decrease in transaction volume if we cannot process transactions for cardholders whose card issuer has migrated entirely from magnetic strip to EMV chip enabled cards. Until we are able to fully implement and certify the EMV chip technology in our stores, we may be liable for chargebacks related to counterfeit transactions generated through EMV chip enabled cards, which could negatively impact our operational results, financial position and cash flows.

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

An event adversely affecting any of our buying, distribution or other corporate facilities may result in reduced revenues. Our buying, distribution and other corporate operations are in highly centralized locations.  Our operations may be materially and adversely affected if a catastrophic event (such as, but not limited to, fire, hurricanes, tornadoes or floods) or other disruption impacts the access or use of these facilities. While we have contingency plans that would be implemented in such an event, there are no assurances that we would be successful in obtaining alternative servicing facilities in a timely manner.

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

The price of our common stock as traded on the New York Stock Exchange may be volatile. Our stock price may fluctuate substantially due to factors beyond our control, including but not limited to, general economic and stock market conditions, risks relating to our business and industry as discussed above, strategic actions by us or our competitors, variations in our quarterly operating performance and investor perceptions of the investment opportunity associated with our common stock relative to other investment alternatives.

Legal and Regulatory Risks

Changes in the regulatory or administrative landscape could adversely affect our financial condition and results of operations. Laws and regulations at the local, state, federal and international levels frequently change, and the ultimate cost of compliance cannot be precisely estimated. In addition, we cannot predict the impact that may result from changes in the regulatory or administrative landscape. Any changes in regulations, the imposition of additional regulations, or the enactment of any new or more stringent legislation that impacts employment and labor, trade, product safety, transportation and logistics, health care, tax, privacy, operations, or environmental issues, among others, could have an adverse impact on our financial condition and results of operations.

Our business may be materially and adversely affected by changes to fiscal and tax policies. A number of factors influence our effective income tax rate, including changes in tax law and related regulations, interpretation of existing laws, and our ability to sustain our reporting positions on examination. Changes in any of those factors could change our effective tax rate, which could adversely affect our results of operations.

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

Technology Infrastructure, Data Security and Privacy Risks

A disruption of our information technology systems may have a material adverse impact on our business and financial condition.  We are heavily dependent on our information technology systems for day-to-day business operations, including sales, warehousing, distribution, purchasing, inventory control, merchandise planning and replenishment, and financial systems.  Certain of our information technology support functions are performed by third-parties in overseas locations. While we believe that we are diligent in selecting the vendors that assist us in maintaining the reliability and integrity of our information technology systems, failure by any of these third-parties to implement and/or manage our information systems and infrastructure effectively and securely could result in future disruptions, service outages, service failures or unauthorized intrusions. Despite our precautionary efforts, our information technology systems are vulnerable to damage or interruption from, among other things, natural or man-made disasters, technical malfunctions, inadequate systems capacity, power outages, computer viruses and security breaches, which may require significant investment to fix or replace, and we may suffer loss of critical data and interruptions or delays to our operations in the interim. In addition, as part of our normal course of business, we collect, process and retain sensitive and confidential guest information. Potential risks include, but are not limited to, the following: (i) an intrusion by a hacker, (ii) the introduction of malware (virus, Trojan horse, spyware), (iii) hardware failure, (iv) outages due to software defects and (v) human error.  Although we run anti-virus and anti-spyware software and take other steps to ensure that our information technology systems will not be disabled or otherwise disrupted, there are no assurances that disruptions will not occur. The consequences of a disruption, depending on the severity, may have a material adverse effect on our business and financial condition and may expose us to civil, regulatory and industry actions and possible judgments, fees and fines.

A security breach that results in unauthorized disclosure of guest, employee, vendor or our company information may adversely impact our business, reputation and financial condition. In the standard course of business, we receive, process and store information about our guests, employees, vendors and our business, some of which is entrusted to third-party service providers and vendors. We also work with third-party service providers and vendors that provide technology, systems and services that we use in connection with the receipt, storage and transmission of this information. Hardware, software or applications obtained from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise our information security. We rely on commercially available systems, software, tools (including encryption technology) and monitoring to provide security and oversight for processing, transmission, storage and the protection of confidential information. Despite the security measures we have in place, our facilities and systems (and those of our vendors and third-party service providers) may be vulnerable to security breaches, acts of vandalism and theft, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Our employees, contractors, vendors or third-party service providers may attempt to circumvent our security measures in order to misappropriate such information, and may purposefully or inadvertently cause a breach involving such information. Additionally, unauthorized parties may attempt to gain access to our systems or facilities through fraud, trickery, or other means of deceit. We have programs in place to detect, contain, respond to and report (internally and externally) data security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, we may be unable to anticipate these techniques or implement adequate preventive measures to safeguard against or timely disclose all data security breaches or misuses of data. Our management and Board of Directors regularly evaluate the risks associated with information security and our efforts to mitigate those risks. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential guest, employee or company information may severely damage our reputation, cause us to incur significant remediation costs, increase our information security protection costs, expose us to the risks of legal proceedings (including fines or other regulatory sanctions in excess of our insurance limits), disrupt our operations, attract a substantial amount of negative media attention, damage our guest and vendor relationships, increase our insurance premiums, damage our competitiveness, and otherwise have a material adverse impact on our reputation, stock price, business, operating results, financial condition and cash flows.

ITEM 1B.                          UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                          PROPERTIES

Our stores are primarily located in strip shopping centers. We own six of our stores and lease the balance. The majority of leases, which are typically for an initial 10-year term and often with two renewal options of five years each, provide for our payment of base rent plus expenses, such as common area maintenance, utilities, taxes and insurance. Certain leases provide for contingent rents that are not measurable at inception.  These contingent rents are primarily based on a percentage of sales that are in excess of a predetermined level.  Our stores range in size from approximately 5,000 to 73,000 selling square feet, with the average being approximately 18,000 selling square feet for department stores and approximately 49,000 selling square feet for off-price stores. At February 3, 2018, we operated 835 stores, in 42 states located within 5 regions, as follows:

	Number of Stores		Number of Stores
South Central Region		Midwestern Region
Arkansas	23	Illinois	11
Louisiana	50	Indiana	30
Oklahoma	34	Iowa	11
Texas	220	Kansas	13
	327	Michigan	17
Mid-Atlantic & Northeastern Region		Minnesota	2
Delaware	3	Missouri	20
Maryland	6	Nebraska	3
New Jersey	5	North Dakota	4
Pennsylvania	32	Ohio	30
Virginia	35	South Dakota	2
West Virginia	10	Wisconsin	8
Massachusetts	2		151
New Hampshire	1	Northwestern & Southwestern Region
New York	19	Arizona	7
Vermont	4	Colorado	8
	117	Idaho	5
Southeastern Region		Nevada	4
Alabama	27	New Mexico	19
Florida	6	Oregon	4
Georgia	33	Utah	4
Kentucky	34	Wyoming	1
Mississippi	21		52
North Carolina	24
South Carolina	19
Tennessee	24	Total Stores	835
	188

We own a distribution center in Jacksonville, Texas and lease distribution centers in Jeffersonville, Ohio and Omaha, Nebraska. The distribution centers in Texas and Ohio support our department store business, and the distribution center in Nebraska supports our off-price store business. Our distribution centers have the following square footages:

Location	Square Footage
Jacksonville, Texas	437,000
Jeffersonville, Ohio	202,000
Omaha, Nebraska	350,000
989,000

We also lease a 176,000 square foot facility in Jacksonville, Texas to provide capacity expansion for our growing e-commerce business.

We own a 162,000 square-foot distribution center building located in South Hill, Virginia that is no longer used and is currently held for sale.

We lease our corporate office building located in Houston, Texas.

Our properties are in good condition and are suitable for their intended purpose.

ITEM 3.                                        LEGAL PROCEEDINGS

No response is required under Item 103 of Regulation S-K.

ITEM 4.                                        MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Dividend Information
Our common stock trades on the New York Stock Exchange under the symbol “SSI”.  The following table sets forth the high and low market prices per share of our common stock as reported by the New York Stock Exchange and the amount of cash dividends per common share we paid during each quarter in 2017 and 2016:

	Fiscal Year
	2017			2016
	High	Low	Dividend	High	Low	Dividend
1st Quarter	$3.00	$1.80	$0.15	$9.00	$6.60	$0.15
2nd Quarter	2.94	1.72	0.05	7.57	4.44	0.15
3rd Quarter	2.43	1.45	0.05	6.56	4.97	0.15
4th Quarter	2.22	1.61	0.05	5.88	2.72	0.15

We paid aggregate cash dividends in 2017 and 2016 of $8.5 million and $16.7 million, respectively. The declaration and payment of future quarterly cash dividends remain subject to the review and discretion of our Board of Directors (“Board”). Future determinations to pay dividends will continue to be evaluated in light of our results of operations, cash flow and financial condition, as well as meeting certain criteria under the Revolving Credit Facility (as defined in “Liquidity and Capital Resources”) and other factors deemed relevant by our Board.

Holders
As of the close of trading on the New York Stock Exchange on March 23, 2018 there were approximately 231 holders of record of our common stock.

Performance Graph

The annual changes for the five-year period shown in the following graph are based on the assumption that $100 had been invested in each of our common stock, the S&P 500 Index and the S&P 1500 Department Stores Index on February 1, 2013 (the last trading date of 2012), and that all quarterly dividends were reinvested at the closing prices of the dividend payment dates. Subsequent measurement points are the last trading days of 2013, 2014, 2015, 2016 and 2017. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on February 2, 2018 (the last trading date of 2017).  The calculations exclude trading commissions and taxes. The stock price performance on the following graph and table is not necessarily indicative of future stock price performance.

Date	Stage Stores, Inc.	S&P 500 Index	S&P 1500 Department Stores Index
2/1/2013	$100.00	$100.00	$100.00
1/31/2014	87.26	120.30	113.28
1/30/2015	91.55	137.42	141.17
1/29/2016	39.80	136.50	103.65
1/27/2017	14.68	164.99	84.00
2/2/2018	9.96	202.66	98.61

Stock Repurchase Program

On March 7, 2011, our Board approved a stock repurchase program (“2011 Stock Repurchase Program”), which authorizes us to repurchase up to $200.0 million of our outstanding common stock. The 2011 Stock Repurchase Program will expire when we have exhausted the authorization, unless terminated earlier by our Board. Through February 3, 2018, we repurchased approximately $141.6 million of our outstanding common stock under the 2011 Stock Repurchase Program. Also in March 2011, our Board authorized us to repurchase shares of our outstanding common stock equal to the amount of the proceeds and related tax benefits from the exercise of stock options, stock appreciation rights (“SARs”) and other equity grants. Purchases of shares of our common stock may be made from time to time, either on the open market or through privately negotiated transactions, and are financed by our existing cash, cash flow and other liquidity sources, as appropriate.

The table below sets forth information regarding our repurchases of our common stock during the fourth quarter of 2017:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)

October 29, 2017 to November 25, 2017	10,686	$1.89	—	$58,351,202

November 26, 2017 to December 30, 2017	12,056	1.94	—	58,351,202

December 31, 2017 to February 3, 2018	8,089	1.77	—	58,351,202

Total	30,831	$1.88	—

(a) Although we did not repurchase any of our common stock during the fourth quarter of 2017 under the 2011 Stock Repurchase Program:

•
We reacquired 4,445 shares of our common stock from certain employees to cover tax withholding obligations from the vesting of restricted stock at a weighted average acquisition price of $1.88 per share; and

•
The trustee of the grantor trust established by us for the purpose of holding assets under our deferred compensation plan purchased an aggregate of 26,386 shares of our common stock in the open market at a weighted average price of $1.88 in connection with the option to invest in our stock under the deferred compensation plan and reinvestment of dividends paid on our common stock held in trust in the deferred compensation plan.

(b) Reflects the $200.0 million authorized under the 2011 Stock Purchase Program, less the $141.6 million repurchased as of February 3, 2018 using our existing cash, cash flow and other liquidity sources since March 2011.

ITEM 6.                                        SELECTED FINANCIAL DATA

The following sets forth selected consolidated financial data for the periods indicated. Financial results for 2017 are based on a 53-week period. Financial results for 2016, 2015, 2014 and 2013 are based on a 52-week period. The selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements included herein.  All amounts are stated in thousands, except for per share data, percentages and number of stores.

	Fiscal Year
	2017	2016	2015	2014	2013
Statement of operations data:
Net sales	$1,592,275	$1,442,718	$1,604,433	$1,638,569	$1,609,481
Cost of sales and related buying, occupancy and distribution expenses	1,228,780	1,144,666	1,208,002	1,188,763	1,172,995
Gross profit	363,495	298,052	396,431	449,806	436,486

Selling, general and administrative expenses	406,206	356,064	387,859	386,104	393,126
Interest expense	7,680	5,051	2,977	3,002	2,744
(Loss) income from continuing operations before income tax	(50,391)	(63,063)	5,595	60,700	40,616

Income tax (benefit) expense	(13,068)	(25,166)	1,815	22,847	15,400
(Loss) income from continuing operations	(37,323)	(37,897)	3,780	37,853	25,216
Loss from discontinued operations, net (a)	—	—	—	(7,003)	(8,574)
Net (loss) income	$(37,323)	$(37,897)	$3,780	$30,850	$16,642
Adjusted net (loss) income (non-GAAP) (b)	$(23,037)	$(24,078)	$16,182	$37,853	$39,986

Basic (loss) earnings per share data:
Continuing operations	$(1.37)	$(1.40)	$0.12	$1.18	$0.78
Discontinued operations(a)	—	—	—	(0.22)	(0.27)
Basic (loss) earnings per share	$(1.37)	$(1.40)	$0.12	$0.96	$0.51
Basic weighted average shares outstanding	27,510	27,090	31,145	31,675	32,034

Diluted (loss) earnings per share data:
Continuing operations	$(1.37)	$(1.40)	$0.12	$1.18	$0.77
Discontinued operations (a)	—	—	—	(0.22)	(0.26)
Diluted (loss) earnings per share	$(1.37)	$(1.40)	$0.12	$0.96	$0.51
Adjusted diluted (loss) earnings per share (non-GAAP) (b)	$(0.85)	$(0.89)	$0.51	$1.18	$1.22
Diluted weighted average shares outstanding	27,510	27,090	31,188	31,763	32,311

Gross profit and SG&A as a percentage of sales:
Gross profit margin	22.8%	20.7%	24.7%	27.5%	27.1%
Selling, general and administrative expense rate	25.5%	24.7%	24.2%	23.6%	24.4%

Cash flow and other data:
Capital expenditures	$38,630	$74,257	$90,695	$70,580	$61,263
Construction allowances from landlords	1,228	7,079	3,444	5,538	4,162
Business acquisition	36,144	—	—	—	—
Stock repurchases	—	—	41,587	2,755	31,367
Cash dividends per share	0.30	0.60	0.58	0.53	0.48

	Fiscal Year
	2017	2016	2015	2014	2013
Store data:
Comparable sales (decline) growth (c)	(3.6)%	(8.8)%	(2.0)%	1.4%	(1.5)%
Store openings (d)	58	—	3	18	28
Store closings (d)	21	37	23	12	10
Number of stores open at end of period (d)	835	798	834	854	848
Total selling area square footage at end of period (d)	16,962	14,588	15,130	15,409	15,313

	February 3,	January 28,	January 30,	January 31,	February 1,
	2018	2017	2016	2015	2014
Balance sheet data:
Working capital	$298,616	$296,091	$344,880	$299,279	$293,995
Total assets	806,406	786,989	848,099	824,677	810,837
Debt obligations	183,335	170,163	165,723	47,388	63,225
Stockholders' equity	344,114	380,160	429,753	475,930	454,444

(a) Discontinued operations reflect the results of Steele’s, which was divested in 2014.

(b) See Reconciliation of Non-GAAP Financial Measures on page 24 for additional information and reconciliation to the most directly comparable U.S. GAAP financial measure.

(c) Comparable sales for 2017 were measured over the 52-week period and exclude the last week of 2017.

(d) Fiscal 2017 reflects the addition of Gordmans off-price stores. The fiscal 2016 year-end store count includes one store that was relocated during the year after being temporarily closed in 2015, and was excluded from the 2015 year-end store count. Fiscal 2013 and 2014 exclude Steele’s, which was divested in 2014.

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

	Fiscal Year
	2017	2016	2015	2014	2013
Net (loss) income (GAAP)	$(37,323)	$(37,897)	$3,780	$30,850	$16,642
Loss from discontinued operations, net of tax benefit of $4,228 and $5,237, respectively (GAAP)(a)	—	—	—	7,003	8,574
(Loss) income from continuing operations (GAAP)	(37,323)	(37,897)	3,780	37,853	25,216
Business acquisition costs (pretax)(b)	9,059	—	—	—	—
South Hill distribution center closure (pretax)(c)	828	—	—	—	—
Pension settlement (pretax)(d)	438	—	748	—	—
Store closures, impairments and other strategic initiatives (pretax)(e)	2,608	21,256	12,186	—	—
Severance charges associated with workforce reductions (pretax)(f)	—	1,632	1,885	—	—
Consolidation of corporate headquarters (pretax)(g)	—	110	3,538	—	—
South Hill Consolidation related charges (pretax)(h)	—	—	—	—	23,789
Income tax impact of above adjustments(i)	(4,979)	(9,179)	(5,955)	—	(9,019)
Valuation allowance on net deferred tax assets(j)	6,077	—	—	—	—
Tax Act(k)	255	—	—	—	—
Adjusted net income (loss) (non-GAAP)	$(23,037)	$(24,078)	$16,182	$37,853	$39,986

Diluted (loss) earnings per share (GAAP)	$(1.37)	$(1.40)	$0.12	$0.96	$0.51
Loss from discontinued operations (GAAP)(a)	—	—	—	(0.22)	(0.26)
Diluted (loss) earnings per share from continuing operations (GAAP)	(1.37)	(1.40)	0.12	1.18	0.77
Business acquisition costs (pretax)(b)	0.33	—	—	—	—
South Hill distribution center closure (pretax)(c)	0.03	—	—	—	—
Pension settlement (pretax)(d)	0.02	—	0.02	—	—
Store closures, impairments and other strategic initiatives (pretax)(e)	0.09	0.78	0.39	—	—
Severance charges associated with workforce reductions (pretax)(f)	—	0.06	0.06	—	—
Consolidation of corporate headquarters (pretax)(g)	—	—	0.11	—	—
South Hill Consolidation related charges (pretax)(h)	—	—	—	—	0.73
Income tax impact of above adjustments(i)	(0.18)	(0.33)	(0.19)	—	(0.28)
Valuation allowance on net deferred tax assets(j)	0.22	—	—	—	—
Tax Act(k)	0.01	—	—	—	—
Adjusted diluted (loss) earnings per share (non-GAAP)	$(0.85)	$(0.89)	$0.51	$1.18	$1.22

	Fiscal Year
	2017	2016	2015
Net (loss) income (GAAP)	$(37,323)	$(37,897)	$3,780
Interest expense	7,680	5,051	2,977
Income tax (benefit) expense	(13,068)	(25,166)	1,815
EBIT (Non-GAAP)	(42,711)	(58,012)	8,572
Business acquisition costs (pretax)(b)	9,059	—	—
South Hill distribution center closure (pretax)(c)	828	—	—
Pension settlement charge (pretax)(d)	438	—	748
Store closures, impairments and other (pretax)(e)	2,608	21,256	12,186
Severance charges associated with workforce reduction (pretax)(f)	—	1,632	1,885
Consolidation of corporate headquarters (pretax)(g)	—	110	3,538
Adjusted EBIT (non-GAAP)	$(29,778)	$(35,014)	$26,929

(a) Discontinued operations reflect the results of Steele’s, which was divested in 2014.

(b) Reflects acquisition and integration related costs associated with the Gordmans Acquisition (see Note 15 to the consolidated financial statements).

(c) Reflects charges associated with the closure of our distribution center in South Hill, Virginia.

(d) Reflects non-cash charges as a result of pension lump sum distributions exceeding interest cost.

(e) Charges in 2017 reflect impairment charges and store closure costs. Charges in 2016 reflect impairment charges recognized as a result of deteriorating operating performance of our stores and costs related to our strategic store closure plan and other initiatives announced in 2015. Charges in 2015 reflect our strategic store closure plan, and primarily consist of impairment charges, as well as fixture moving costs and lease termination charges and other strategic initiatives.

(f) Reflects severance charges associated with workforce reductions.

(g) Reflects duplicate rent expense and moving related costs associated with the consolidation of our corporate headquarters into a single location, which was completed in February 2016.

(h) Reflects charges associated with the consolidation of our operations in South Hill, Virginia, into our corporate headquarters. The charges were primarily for transitional payroll and benefits, recruiting and relocation costs, severance, property and equipment impairment and inventory markdowns.

(i) Taxes were allocated based on the annual effective tax rate, excluding the effect of the valuation allowance and Tax Cuts and Jobs Act (“Tax Act”).

(j) In 2017, we recorded a valuation allowance against our deferred tax assets. Refer to the Income Taxes discussion within Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 14 of the Financial Statements.

(k) Represents provisional charges for the remeasurement of deferred tax assets related to the Tax Act. Refer to the Income Taxes discussion within Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 14 of the Financial Statements.

ITEM 7.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

We are a retailer of trend-right, moderately priced, name-brand apparel, accessories, cosmetics, footwear and home goods.  As of February 3, 2018, we operated in 42 states through 777 specialty department stores under the BEALLS, GOODY’S, PALAIS ROYAL, PEEBLES and STAGE nameplates and 58 GORDMANS off-price stores. We also operate an e-commerce website. Our department stores are predominantly located in small towns and rural communities. Our off-price stores are predominantly located in mid-sized, non-rural Midwest markets.

On April 7, 2017, we acquired select assets of Gordmans Stores, Inc. and its subsidiaries. The results of the Gordmans stores that we operated from April 7, 2017 through February 3, 2018 are included in our consolidated statement of operations for fiscal year 2017 (see Note 15 to the consolidated financial statements).

Results of Operations

Results for 2017 reflect 53 weeks versus 52 weeks in 2016, except that comparable sales were measured over 52 weeks for both years.

Select financial results for 2017 were as follows (comparisons are to 2016):

•	Net sales increased $149.6 million, or 10.4%, to $1.6 billion, including $222.2 million in sales from our Gordmans off-price stores.

•	Comparable sales decreased 3.6%. Comparable sales consist of store sales after a store has been in operation for 14 full months and e-commerce sales.

•	Gross profit increased $65.4 million, or 22.0%.

•	Selling, general and administrative (“SG&A”) expenses increased $50.1 million, or 14.1%, primarily due to the addition of the Gordmans off-price stores.

•	Diluted loss per common share was $1.37, compared to diluted loss per common share of $1.40.

•	Adjusted (non-GAAP) diluted loss per common share was $0.85, compared to adjusted (non-GAAP) diluted loss per common share of $0.89 (see reconciliation of non-GAAP financial measures on page 24).

•	Paid cash dividends of $8.5 million, or $0.30 per share.

2017 Strategy and Results

Our department stores sales trend improved as 2017 progressed, and culminated in positive comparable sales in the fourth quarter. Sales benefited from our efforts to inject newness into our merchandise and marketing, better connect our stores and website, and deliver on improved guest service. Macroeconomic trends also contributed to the improved sales trend, particularly in markets that are heavily dependent on the oil and gas industry, which has impacted our stores in Texas, Louisiana, Oklahoma and New Mexico. Store sales in these states represent approximately 51% of our department stores sales.

In the first quarter of 2017, we completed the Gordmans Acquisition, and we operated 58 Gordmans off-price stores during the year. We believe Gordmans provides a growth vehicle for our business.
Our accomplishments in 2017 position us for future growth and improved profitability.

•	We progressed with the transition of the Gordmans stores to an off-price concept with our pricing strategy and merchandising.

•
We invigorated our merchandise with a more frequent flow of new items and evolved our product assortment to offer more contemporary fashions and brands, adding categories within existing brands and extending existing brands to additional stores.

•
We drove sales in trending categories. Non-apparel, led by beauty, outperformed all year. Our Beauty Bar concept was rolled out to 150 stores in 2017 and was well received, particularly among our younger guests. In addition, we added smaller Estee Lauder and Clinique counters to 32 stores. In apparel, active and outdoor delivered strong results.

•
We increased merchandise margin and raised our average unit retail price by improving promotional disciplines, eliminating overlapping coupons, enhancing seasonal transitions and editing less productive merchandise categories.

•
We advanced our efforts to deliver a true omni-channel experience to our guests by better connecting stores and online. In the fourth quarter of 2017, we launched Web@POS, which offers guests access to a significantly larger assortment while they are shopping in our department stores. We also deployed several enhancements to improve the performance of our e-commerce website, and made investments in our supply chain to support continued online growth.

•	We focused our marketing efforts on digital and broadcast and moved away from print. As a result of these efforts, traffic trends improved during the course of the year.

•
We launched gRewardsTM and relaunched the value proposition for Style Circle Rewards®. Our loyalty programs, which are available to our guests regardless of the payment method used, complement our private label credit card and enable us to better understand our guests’ shopping habits, offer more personalized promotional offers and provide attractive rewards. In November 2017, we reissued new private label credit cards to more than 2 million cardholders. In 2017, private label credit card purchases represented 49% of our department store sales. In our Gordmans stores, we acquired a historically underpenetrated private label credit card program and implemented best practices developed in our department stores, which we expect to drive future growth.

•
We closed 21 department stores during the year. Since 2015, we have closed 81 department stores as part of our multi-year plan to exit stores that do not meet our sales productivity and profitability standards.

•
In December 2017, we closed our South Hill, Virginia distribution center as part of our strategy to increase the efficiency of our distribution network. Operations from the Virginia distribution center have been transferred to our distribution centers in Texas and Ohio

2018 Strategy and Outlook

In 2018, we are focused on achieving the following goals:

•
Off-Price Growth - In early 2018, we completed the conversion of our Gordmans stores to an off-price shopping environment. As 2018 progresses, we will continue to refine this business model, and we look to identify additional Gordmans store opening opportunities in 2019 and beyond.

•
Differentiation - Highlighting points of differentiation between our stores and our competitors is a key focus for 2018. In our department stores, we will continue to differentiate through beauty as we roll out our Beauty Bar to an additional 350 stores. In Gordmans, we will continue to grow our home category with exciting items at a great value that help set us apart from many of the apparel-focused off-price retailers. Additionally, taking advantage of synergistic relationships between our department stores and Gordmans will allow us to accelerate growth in home for department stores, beauty for Gordmans, and in other trending categories such as athletic, outdoor, and gifts.

•
Guest Acquisition and Retention - Our private label credit cards and loyalty programs foster guest loyalty and enable us to better connect with our guests through digital marketing. By focusing our marketing efforts on digital media, we can reach more guests and be more nimble and efficient with our promotional efforts. In 2018, we expect our private label credit card sales penetration to reach 50% in our department stores. In our off-price stores, we have set a long-term goal for our private label credit card sales penetration to reach 25%.

•
Guest Experience - Omni-channel will continue to be a focus area in 2018, as we grow our Web@POS and Buy Online, Ship-to-Store programs. In our stores, we will deliver a fun, convenient shopping experience as we re-focus on a service and selling culture, continue to optimize inventory levels, maintain an ongoing flow of new merchandise, and make selective investments in maintaining our store fleet.

In 2018, we expect the recovery in our oil and gas markets to benefit sales in our department stores and we are positioned for growth in our Gordmans off-price stores. We plan to close approximately 30 underperforming department stores in 2018, as part of our strategic store closure plan, and open one Gordmans off-price store in early 2018.

The financial information, discussion and analysis that follow should be read in conjunction with our Consolidated Financial Statements and accompanying footnotes included in this Form 10-K.

2017 Compared to 2016

	Fiscal Year Ended
	February 3, 2018		January 28, 2017		Change
	Amount(a)	% to Sales (b)	Amount(a)	% to Sales (b)	Amount(a)%
Net sales	$1,592,275	100.0%	$1,442,718	100.0%	$149,557	10.4%
Cost of sales and related buying, occupancy and distribution expenses	1,228,780	77.2%	1,144,666	79.3%	84,114	7.3%
Gross profit	363,495	22.8%	298,052	20.7%	65,443	22.0%
Selling, general and administrative expenses	406,206	25.5%	356,064	24.7%	50,142	14.1%
Interest expense	7,680	0.5%	5,051	0.4%	2,629
Loss before income tax	(50,391)	(3.2)%	(63,063)	(4.4)%	12,672
Income tax benefit	(13,068)	(0.8)%	(25,166)	(1.7)%	12,098
Net loss	$(37,323)	(2.3)%	$(37,897)	(2.6)%	$574

(a) Amounts in thousands.
(b) Percentages may not foot due to rounding.

Net Sales

Sales increased $149.6 million, or 10.4%, to $1,592.3 million in 2017 from $1,442.7 million in 2016, primarily due to $222.2 million in sales from our Gordmans off-price stores added in 2017, partially offset by a decrease in our department stores sales. The decrease in our department store sales in 2017 as compared to 2016, was driven by store closures and a 3.6% decrease in comparable sales. Comparable sales reflect a 5.1% decrease in the number of transactions, partially offset by a 1.5% increase in average transaction value. Transactions in 2017 and 2016 were negatively impacted by a decline in guest traffic in our stores. The increase in average transaction value was comprised of a 2.0% increase in average unit retail and a 0.5% decrease in units per transaction.
In 2017, comparable sales for our stores in Texas, Louisiana, Oklahoma and New Mexico, which are generally impacted by the oil and gas industry, outperformed the balance of our chain for the first time since 2013. Comparable sales in these four states were down 2.8%, while comparable sales in the balance of our chain were down 4.5%.
Comparable sales (decrease) increase by quarter is presented below:

	Fiscal Year
	2017	2016
1st Quarter	(9.6)%	(8.5)%
2nd Quarter	(3.6)	(9.8)
3rd Quarter	(3.9)	(8.2)
4th Quarter(a)	1.1	(8.5)
Total Year(a)	(3.6)%	(8.8)%

(a) Comparable sales for the fourth quarter and full year 2017 exclude the 53rd week.

Our non-apparel categories outperformed our comparable sales average and our apparel categories underperformed. Home, gifts, footwear, cosmetics and men’s were our best performing merchandise categories. Our best performing apparel areas were plus sizes, activewear, dresses and handbags. In 2017, we drove sales in trending categories by shifting resources into these categories and injecting a continual flow of new merchandise.

Gross Profit

Gross profit in 2017 was $363.5 million, an increase of 22.0% from $298.1 million in 2016.  Gross profit, as a percent of sales, increased 210 basis points to 22.8% in 2017 from 20.7% in 2016. The increase in the gross profit rate reflects an increase in merchandise margin of 130 basis points as a result of a measured approach to markdowns and less clearance sales attributable to effective inventory management, and a decrease in the buying, occupancy and distribution expenses rate of 80 basis points driven by lower store impairment charges, which were $1.7 million in 2017 compared to $19.9 million in 2016.

Selling, General and Administrative Expenses

SG&A expenses in 2017 increased $50.1 million to $406.2 million from $356.1 million in 2016.  As a percent of sales, SG&A expenses increased to 25.5% in 2017 from 24.7% in 2016 as a result of deleverage from lower department store sales in the current year. The increase in SG&A expenses is primarily attributable to higher store expenses from the addition of the Gordmans stores. SG&A expenses in 2017 also included the Gordmans Acquisition related costs of $9.1 million, or 0.6% of sales.

Interest Expense

Interest expense was $7.7 million in 2017 and $5.1 million in 2016. Interest expense was primarily comprised of interest on borrowings under the Revolving Credit Facility, related letters of credit and commitment fees, amortization of debt issuance costs and interest on finance obligations. The increase in interest expense is primarily due to an increase in average borrowings and interest rate under the Revolving Credit Facility for 2017 as compared with 2016. During 2017, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 2.69% and $224.5 million, respectively, as compared to 1.90% and $192.4 million in 2016. The increase in average daily borrowings for 2017 compared to the 2016 includes the Gordmans Acquisition and related costs.

Income Taxes

Our effective tax rate was 25.9% in 2017, resulting in a tax benefit of $13.1 million. This compares to an effective tax rate of 39.9% and an income tax benefit of $25.2 million for 2016. The effective tax rate for 2017 was impacted by the Tax Cuts and Jobs Act (“Tax Act”), enacted on December 22, 2017. Among other provisions, the Tax Act reduces the federal corporate tax rate to 21% from the prior maximum rate of 35%, effective January 1, 2018. We remeasured our deferred tax assets using the new federal rate of 21.0% and recorded provisional charges for the remeasurement of the deferred tax assets of $0.3 million to our income tax expense. While our accounting for the impact of the reduction in the U.S. federal corporate rate is complete, the final impact of the Tax Act may differ, due to, among other things, changes in our interpretations and assumptions, legislative technical corrections, and actions we may take. Most significantly, we are awaiting clarification of new net operating loss carryforward/carryback requirements for fiscal year taxpayers, which impacted our ability to carryback our current year net operating loss and if carried back would have resulted in a current benefit of approximately $3.0 million. We are continuing to monitor tax developments regarding The Act and anticipated regulations. Additionally, we recorded a charge of $6.1 million to our income tax expense for valuation of the net deferred tax assets at February 3, 2018.

2016 Compared to 2015

	Fiscal Year Ended
	January 28, 2017		January 30, 2016		Change
	Amount(a)	% to Sales (b)	Amount(a)	% to Sales (b)	Amount(a)%
Net sales	$1,442,718	100.0%	$1,604,433	100.0%	$(161,715)	(10.1)%
Cost of sales and related buying, occupancy and distribution expenses	1,144,666	79.3%	1,208,002	75.3%	(63,336)	(5.2)%
Gross profit	298,052	20.7%	396,431	24.7%	(98,379)	(24.8)%
Selling, general and administrative expenses	356,064	24.7%	387,859	24.2%	(31,795)	(8.2)%
Interest expense	5,051	0.4%	2,977	0.2%	2,074
(Loss) income before income tax	(63,063)	(4.4)%	5,595	0.3%	(68,658)
Income tax (benefit) expense	(25,166)	(1.7)%	1,815	0.1%	(26,981)
Net (loss) income	$(37,897)	(2.6)%	$3,780	0.2%	$(41,677)

(a) Amounts in thousands.
(b) Percentages may not foot due to rounding.

Net Sales

Sales decreased $161.7 million, or 10.1% to $1,442.7 million in 2016 from $1,604.4 million in 2015, reflecting the impact of a decline in comparable sales and closed stores. Comparable sales decreased by 8.8% in 2016 as compared to 2015, attributable to a decrease of 13.2% in the number of transactions, partially offset by an increase of 5.1% in average transaction value. The increase in average transaction value was comprised of a 1.6% decline in average unit retail and an increase of 6.8% in units per transaction. During 2016 and 2015, we experienced a decline in traffic in our stores and lower consumer demand, especially in our stores in Texas, Louisiana, Oklahoma and New Mexico, which were impacted by depressed oil prices, and in our markets near the Mexican border due to the devaluation of the Mexican peso. Comparable sales in these four states were down 11.1%, while comparable sales in the balance of our chain were down 6.0%.

Comparable sales increase (decrease) by quarter is presented below:

	Fiscal Year
	2016	2015
1st Quarter	(8.5)%	(1.1)%
2nd Quarter	(9.8)	0.8
3rd Quarter	(8.2)	(3.5)
4th Quarter	(8.5)	(3.4)
Total Year	(8.8)%	(2.0)%

Our home, gifts, cosmetics and men’s categories outperformed our comparable sales average. There was also strong performance in dresses across merchandise categories.

Gross Profit

Gross profit in 2016 was $298.1 million, a decrease of 24.8% from $396.4 million in 2015.  Gross profit as a percent of sales decreased 400 basis points to 20.7% in 2016 from 24.7% in 2015. The decrease in the gross profit rate reflects a decrease in merchandise margin of 140 basis points, as a result of additional promotions and markdowns to drive sales and clear inventory, and an increase in the buying, occupancy and distribution expenses rate of 260 basis points due to deleverage from lower sales in 2016 compared to 2015, increased rent and depreciation associated with remodeled stores and store impairment charges. In 2016, we recorded store impairment charges of $19.9 million compared to $10.6 million in 2015.

Selling, General and Administrative Expenses

SG&A expenses in 2016 decreased $31.8 million to $356.1 million from $387.9 million in 2015.  As a percent of sales, SG&A expenses increased to 24.7% in 2016 from 24.2% in 2015 as a result of deleverage from lower sales in the current year. The decrease in SG&A expenses is primarily due to lower payroll, advertising, incentive compensation and lower charges incurred in 2016 related to our corporate headquarters consolidation and severance costs associated with our workforce reduction compared to 2015.

Interest Expense

Interest expense was $5.1 million in 2016 and $3.0 million in 2015. Interest expense was primarily comprised of interest on borrowings under the Revolving Credit Facility, related letters of credit and commitment fees, amortization of debt issuance costs, and interest on finance obligations. The increase in interest expense is primarily due to an increase in average borrowings and interest rate under the Revolving Credit Facility for 2016 compared to 2015. During 2016, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 1.90% and $192.4 million, respectively, as compared to 1.53% and $102.5 million in 2015. The increase in average daily borrowings for 2016 compared to the 2015 is primarily due to stock repurchases made in the fourth quarter 2015 and capital expenditures.

Income Taxes

Our effective tax rate was 39.9% in 2016, resulting in tax benefit of $25.2 million. This compares to an effective rate of 32.4% and income tax expense of $1.8 million in 2015. The increase in the 2016 effective tax rate is primarily due to the net loss for the year, which caused permanent book-tax benefits that would normally reduce the effective tax rate, including a $0.7 million benefit associated with the favorable resolution of an uncertain tax position under audit, to be reflected as an increased percentage of the net loss. The 2015 effective income tax rate benefited from permanent book-tax differences, which had an increased impact due to low net income for the year.

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

The following table shows quarterly information (unaudited) (in thousands, except per share amounts):

	Fiscal Year 2017
	Q1	Q2	Q3	Q4 (a) (b)
Net sales	$308,607	$377,081	$357,236	$549,351
Gross profit	62,218	92,941	71,694	136,642
Net (loss) income	(18,987)	(6,258)	(17,722)	5,644

Basic (loss) earnings per share	$(0.70)	$(0.23)	$(0.64)	$0.19
Diluted (loss) earnings per share	(0.70)	(0.23)	(0.64)	0.19

Basic weighted average shares	27,268	27,535	27,602	27,628
Diluted weighted average shares	27,268	27,535	27,602	27,628

	Fiscal Year 2016
	Q1	Q2	Q3	Q4 (a) (b)
Net sales	$332,750	$338,385	$317,140	$454,443
Gross profit	66,987	85,570	56,590	88,905
Net (loss) income	(15,460)	41	(15,634)	(6,844)

Basic (loss) earnings per share	$(0.57)	$—	$(0.58)	$(0.25)
Diluted (loss) earnings per share	(0.57)	—	(0.58)	(0.25)

Basic weighted average shares	26,932	27,111	27,155	27,163
Diluted weighted average shares	26,932	27,175	27,155	27,163

(a) The fourth quarter 2017 consisted of 14 weeks compared with 13 weeks in the fourth quarter 2016.
(b) The fourth quarter 2017 and 2016 included impairment charges recognized in cost of sales and related buying, occupancy and distribution expenses of $1.6 million and $19.4 million, respectively.

Liquidity and Capital Resources

Our liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows, (iii) trade credit terms from our vendors and their factors and (iv) the Revolving Credit Facility. Our primary cash requirements are for operational needs, including rent and salaries, inventory purchases, and capital investments in our stores, e-commerce and information technology. We also have used our cash flows and other liquidity sources to pay quarterly cash dividends. Our cash requirements for 2017 included the Gordmans Acquisition and additional investments required to support the integration of the Gordmans operations into our infrastructure.

While there can be no assurances, we believe that our sources of liquidity will be sufficient to cover working capital needs, planned capital expenditures and debt service requirements for 2018 and the foreseeable future.

Key components of our cash flow are summarized below (in thousands):

	Fiscal Year
	2017	2016	2015
Net cash provided by (used in):
Operating activities	$75,461	$84,284	$40,300
Investing activities	(72,361)	(73,078)	(90,977)
Financing activities	4,347	(13,890)	49,999

Operating Activities

During 2017, we generated $75.5 million in cash from operating activities. Net loss, adjusted for non-cash expenses, provided cash of approximately $37.8 million.  Changes in operating assets and liabilities generated net cash of approximately $36.5 million, which included a $1.4 million decrease in merchandise inventories, an increase in other assets of $8.5 million and an increase in accounts payable and other liabilities of $43.6 million. Additionally, cash flows from operating activities included construction allowances from landlords of $1.2 million, which funded a portion of the capital expenditures related to store leasehold improvements in remodeled and relocated stores.

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

During 2015, we generated $40.3 million in cash from operating activities. Net income, adjusted for non-cash expenses, provided cash of approximately $94.3 million. Changes in operating assets and liabilities used net cash of approximately $57.4 million, which included a $5.5 million decrease in merchandise inventories, a decrease in other assets of $1.6 million and a decrease in accounts payable and other liabilities of $64.4 million. Additionally, cash flows from operating activities also included construction allowances from landlords of $3.4 million, which funded a portion of the capital expenditures related to store leasehold improvements in new and relocated stores.

Investing Activities

The following table summarizes key information about our investing activities for each period presented (in thousands, except number of stores):

	Fiscal Year
	2017	2016	2015
Capital expenditures	$38,630	$74,257	$90,695
Construction allowances received from landlords(a)	1,228	7,079	3,444
Capital expenditures, net of construction allowances	$37,402	$67,178	$87,251

Business acquisition	$36,144	$—	$—

Number of stores remodeled, relocated and expanded	9	86	122
Number of new stores (b)	58	—	3

(a) Construction allowances are reflected in operating activities on the statements of cash flows.
(b) 2017 reflects the addition of Gordmans off-price stores.

Capital expenditures in 2017 were primarily for store remodels, expansions and relocations, and investments in our technology, omni-channel and supply-chain. Construction allowances received from landlords were used to fund a portion of the capital expenditures related to store leasehold improvements in remodeled and relocated stores. In 2016, we also received construction allowances to fund a portion of our new corporate office building. These funds are recorded as deferred rent credits in the balance sheet and are amortized as an offset to rent expense over the lease term commencing with the date the allowances were contractually earned.

During 2017, we paid $36.1 million for the Gordmans Acquisition (see Note 15 to the consolidated financial statements), which was funded with existing cash and availability under the Revolving Credit Facility.

We estimate that capital expenditures in 2018, net of construction allowances from landlords, will be approximately $30.0 million. The expenditures are principally for store remodels, expansions and relocations, new cosmetic counters, and investments in our technology, omni-channel and supply chain.

Financing Activities

We have a $400.0 million senior secured revolving credit facility (“Revolving Credit Facility”) with a seasonal increase to $450.0 million and a $25.0 million letter of credit sublimit.

We use the Revolving Credit Facility to provide financing for working capital and general corporate purposes, as well as to finance capital expenditures and to support our letter of credit requirements. Borrowings are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. Inventory, cash and cash equivalents are pledged as collateral. The daily interest rates are determined by a prime rate or LIBOR, plus an applicable margin, as set forth in the Revolving Credit Facility agreement. During 2017, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 2.69% and $224.5 million, respectively, as compared to 1.90% and $192.4 million in 2016. The increase in average daily borrowings for 2017 compared to the 2016 includes the Gordmans Acquisition and related costs.

Letters of credit issued under the Revolving Credit Facility support certain merchandise purchases and collateralize retained risks and deductibles under various insurance programs. At February 3, 2018, we had outstanding letters of credit totaling approximately $7.1 million. These letters of credit expire within 12 months of issuance. Excess availability under the Revolving Credit Facility at February 3, 2018 was $111.9 million.

The Revolving Credit Facility agreement contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends to $30 million in a fiscal year, and (iii) the repurchase of common stock under certain circumstances. The agreement also contains a fixed charge coverage ratio covenant in the event excess availability is below a defined threshold or an event of default has occurred. At February 3, 2018, we were in compliance with the financial covenants of the Revolving Credit Facility agreement and expect to continue to be in compliance in 2018.

During 2017, we paid $8.5 million in cash dividends. On February 22, 2018, subsequent to year-end, our Board declared a quarterly cash dividend of $0.05 per share on our common stock, payable on March 21, 2018, to shareholders of record at the close of business on March 6, 2018.

Contractual Obligations

We have contractual commitments for purchases of merchandise inventories, services arising in the ordinary course of business, letters of credit, the Revolving Credit Facility and other debt service and leases. The following table summarizes payments due under our contractual obligations at February 3, 2018 (in thousands).  These items are discussed in further detail in Note 6 and Note 11 to the consolidated financial statements.

		Payment Due by Period
Contractual Obligations(a)	Total	Less Than One Year	1-3 Years	4-5 Years	More than 5 Years
Revolving Credit Facility(b)	$179,288	$—	$—	$179,288	$—
Documentary letters of credit (c)	1,093	1,093	—	—	—
Finance obligations:
Principal payments	1,549	995	554	—	—
Interest payments	127	101	26	—	—
Other long-term debt obligations:
Principal payments	2,498	1,990	508	—	—
Interest payments	54	51	3	—	—
Operating lease obligations (d)	540,881	111,260	185,395	131,879	112,347
Purchase obligations (e)	239,482	220,582	15,339	3,456	105
Total contractual obligations	$964,972	$336,072	$201,825	$314,623	$112,452

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

(b) Includes principal and interest accrued as of February 3, 2018.

(c) These documentary letters of credit support the importing of private label merchandise. We also had outstanding stand-by letters of credit that totaled approximately $6.0 million at February 3, 2018 required to collateralize retained risks and deductibles under various insurance programs. The estimated liability that will be paid in cash related to stand-by letters of credit supporting insurance programs is reflected in accrued expenses.  If we fail to make payments when due, the beneficiaries of letters of credit could make demand for payment under the letters of credit.
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

(e) Purchase obligations include contracts for merchandise, utilities, capital expenditures, software acquisition/license commitments and services. For the purposes of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Included in purchase obligations are outstanding purchase orders in the ordinary course of business for merchandise of $181.6 million that are typically made up to six months in advance of expected delivery. For non-merchandise purchase obligations that are non-cancelable, the entire value of the contract is also included in the above table. If the obligation is cancelable, and we would incur liquidated damages if canceled, the dollar amount of the liquidated damages is included as a “purchase obligation.” We fully expect to receive the benefits of the goods or services in connection with fulfilling our obligation under these agreements. The expected timing for payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the timing of receipt of goods or services or changes to agreed-upon amounts for some obligations

Other long-term liabilities on the consolidated balance sheets consist of deferred rent, deferred compensation, pension liability and deferred revenue (see Note 7 to the consolidated financial statements). Deferred rent of $38.1 million is included as a component of “operating lease obligations” in the contractual obligations table. Deferred compensation and pension liability are not included in the contractual obligations table as the timing of future payments is indeterminable.

Our pension obligation funding policy is to make contributions to maintain the minimum funding requirements in accordance with the Employee Retirement Income Security Act of 1974, as amended (“ERISA”).  We may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover short-term liquidity needs of our defined benefit plan in order to maintain current invested positions. In 2017, we contributed $0.9 million, and we expect to contribute approximately $1.2 million in 2018.

We had no unrecognized tax benefits at February 3, 2018.

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

Intangible Assets and Impairment of Intangible Assets. Indefinite life intangible assets are tested for impairment annually or more frequently when indicators of impairment exist. As a part of the acquisition of Peebles, Inc. in 2003 and the Gordmans Acquisition in 2017, we acquired the rights to the PEEBLES and the GORDMANS trade names and trademarks (collectively, the “Trademarks”), which were identified as indefinite life intangibles.  The values of the Trademarks were determined to be $14.9 million and $1.9 million, respectively, at the time of acquisition. We completed our annual impairment testing during the fourth quarter of 2017 and determined that the fair value of the Peebles trademarks exceeded the carrying values by greater than 10%. The carrying value of the Gordmans trademarks approximates their fair value.

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

Frozen Defined Benefit Plan.  We maintain a frozen defined benefit plan.  The plan’s obligations and related assets are presented in Note 13 to the consolidated financial statements.  The plan’s assets are invested in actively managed and indexed mutual funds of domestic and international equities and investment-grade corporate bonds and U.S. government securities. The plan’s obligations and the annual pension expense are determined by independent actuaries using a number of assumptions. Key assumptions in measuring the plan’s obligations include the discount rate applied to future benefit obligations and the estimated future return on plan assets.  At February 3, 2018, assumptions used were a weighted average discount rate of 3.98% and a weighted average long-term rate of return on the plan assets of 6.5%.

Recent Accounting Standards and Disclosures

For a description of new applicable accounting pronouncements, see Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

ITEM 7A.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Borrowings under the Revolving Credit Facility bear a floating rate of interest.  As of February 3, 2018, the outstanding borrowings under the Revolving Credit Facility were $179.3 million.  On future borrowings, an increase in interest rates may have a negative impact on our results of operations and cash flows.  During 2017, we had average daily borrowings of $224.5 million bearing a weighted average interest rate of 2.69%.  A hypothetical 10% change from the weighted average interest rate would have a $0.6 million effect on our 2017 annual results of operations and cash flows.

ITEM 8.                                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Stage Stores, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Stage Stores, Inc. and subsidiary (the "Company") as of February 3, 2018 and January 28, 2017, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended February 3, 2018, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 3, 2018 and January 28, 2017, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2018, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities law and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition of Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
Houston, Texas
April 10, 2018

We have served as the Company's auditor since 2001.

Stage Stores, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	February 3, 2018	January 28, 2017
ASSETS
Cash and cash equivalents	$21,250	$13,803
Merchandise inventories, net	439,735	409,384
Prepaid expenses and other current assets	51,049	41,574
Total current assets	512,034	464,761

Property, equipment and leasehold improvements, net	252,788	284,110
Intangible assets	17,135	15,235
Other non-current assets, net	24,449	22,883
Total assets	$806,406	$786,989
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$145,991	$101,985
Income taxes payable	176	326
Current portion of debt obligations	2,985	6,414
Accrued expenses and other current liabilities	64,266	59,945
Total current liabilities	213,418	168,670

Long-term debt obligations	180,350	163,749
Deferred taxes	—	547
Other long-term liabilities	68,524	73,863
Total liabilities	462,292	406,829

Commitments and contingencies (Note 8)

Common stock, par value $0.01, 100,000 shares authorized, 32,806 and 32,340 shares issued, respectively	328	323
Additional paid-in capital	418,658	410,504
Treasury stock, at cost, 5,175 shares, respectively	(43,298)	(43,286)
Accumulated other comprehensive loss	(5,177)	(5,648)
(Accumulated deficit) retained earnings	(26,397)	18,267
Total stockholders' equity	344,114	380,160
Total liabilities and stockholders' equity	$806,406	$786,989

The accompanying notes are an integral part of these consolidated financial statements.

Stage Stores, Inc.
Consolidated Statements of Operations and Comprehensive (Loss) Income
(in thousands, except earnings per share)

	Fiscal Year
	2017	2016	2015
Net sales	$1,592,275	$1,442,718	$1,604,433
Cost of sales and related buying, occupancy and distribution expenses	1,228,780	1,144,666	1,208,002
Gross profit	363,495	298,052	396,431

Selling, general and administrative expenses	406,206	356,064	387,859
Interest expense	7,680	5,051	2,977
(Loss) income before income tax	(50,391)	(63,063)	5,595
Income tax (benefit) expense	(13,068)	(25,166)	1,815
Net (loss) income	$(37,323)	$(37,897)	$3,780

Other comprehensive (loss) income:
Employee benefit related adjustment, net of tax of $233, $112 and ($258), respectively	$733	$189	$(431)
Amortization of employee benefit related costs, net of tax of $192, $381 and $290, respectively	605	516	484
Loss on pension settlement, net of tax of $106, $0 and $280, respectively	332	—	468
Total other comprehensive income	1,670	705	521
Comprehensive (loss) income	$(35,653)	$(37,192)	$4,301

Basic (loss) earnings per share data:
Basic (loss) earnings per share	$(1.37)	$(1.40)	$0.12
Basic weighted average shares outstanding	27,510	27,090	31,145

Diluted (loss) earnings per share data:
Diluted (loss) earnings per share	$(1.37)	$(1.40)	$0.12
Diluted weighted average shares outstanding	27,510	27,090	31,188

The accompanying notes are an integral part of these consolidated financial statements.

Stage Stores, Inc.
Consolidated Statements of Cash Flows
(in thousands)
	Fiscal Year
	2017	2016	2015
Cash flows from operating activities:
Net (loss) income	$(37,323)	$(37,897)	$3,780
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and impairment of long-lived assets	67,161	91,656	77,599
(Gain) loss on retirements of property, equipment and leasehold improvements	(918)	296	719
Deferred income taxes	(1,078)	(20,224)	(2,330)
Tax (deficiency) benefit from stock-based compensation	—	(4,565)	409
Stock-based compensation expense	8,386	9,461	12,394
Amortization of debt issuance costs	289	229	218
Excess tax benefits from stock-based compensation	—	—	(945)
Deferred compensation obligation	12	218	881
Amortization of employee benefit related costs and pension settlement charges	1,235	897	1,522
Construction allowances from landlords	1,228	7,079	3,444
Other changes in operating assets and liabilities:
Decrease in merchandise inventories	1,419	26,612	5,456
(Increase) decrease in other assets	(8,532)	754	1,551
Increase (decrease) in accounts payable and other liabilities	43,582	9,768	(64,398)
Net cash provided by operating activities	75,461	84,284	40,300

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(38,630)	(74,257)	(90,695)
Proceeds from insurance and disposal of assets	2,413	1,179	43
Addition to intangible asset	—	—	(325)
Business acquisition	(36,144)	—	—
Net cash used in investing activities	(72,361)	(73,078)	(90,977)

Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	575,210	512,873	575,570
Payments of revolving credit facility borrowings	(555,624)	(510,011)	(460,640)
Proceeds from long-term debt obligation	—	5,830	—
Payments of long-term debt obligations	(6,414)	(4,252)	(1,714)
Payments of debt issuance costs	(34)	(815)	—
Repurchases of common stock	—	—	(41,587)
Payments for stock related compensation	(251)	(859)	(4,465)
Proceeds from issuance of equity awards	—	—	543
Excess tax benefits from stock-based compensation	—	—	945
Cash dividends paid	(8,540)	(16,656)	(18,653)
Net cash provided by (used in) financing activities	4,347	(13,890)	49,999

Net increase (decrease) in cash and cash equivalents	7,447	(2,684)	(678)

Cash and cash equivalents:
Beginning of period	13,803	16,487	17,165
End of period	$21,250	$13,803	$16,487

Supplemental disclosures including non-cash investing and financing activities:
Interest paid	$7,282	$4,816	$2,705
Income taxes (refunded) paid	(8,761)	1,601	15,237
Unpaid liabilities for capital expenditures	2,937	3,943	11,951

The accompanying notes are an integral part of these consolidated financial statements.

Stage Stores, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)
	Shares	Amount		Shares	Amount			Total
Balance, January 31, 2015	31,632	$316	$395,395	—	$(600)	$(6,874)	$87,693	$475,930
Net income	—	—	—	—	—	—	3,780	3,780
Other comprehensive loss	—	—	—	—	—	521	—	521
Dividends on common stock, $0.58 per share	—	—	—	—	—	—	(18,653)	(18,653)
Deferred compensation	—	—	881	—	(881)	—	—	—
Repurchases of common stock	—	—	—	(5,175)	(41,587)	—	—	(41,587)
Issuance of equity awards, net	398	4	539	—	—	—	—	543
Tax withholdings paid for net settlement of stock awards	—	—	(3,584)	—	—	—	—	(3,584)
Stock-based compensation expense	—	—	12,394	—	—	—	—	12,394
Tax benefit from stock-based compensation	—	—	409	—	—	—	—	409
Balance, January 30, 2016	32,030	$320	$406,034	(5,175)	$(43,068)	$(6,353)	$72,820	$429,753
Net loss	—	—	—	—	—	—	(37,897)	(37,897)
Other comprehensive income	—	—	—	—	—	705	—	705
Dividends on common stock, $0.60 per share	—	—	—	—	—	—	(16,656)	(16,656)
Deferred compensation	—	—	218	—	(218)	—	—	—
Issuance of equity awards, net	310	3	(3)	—	—	—	—	—
Tax withholdings paid for net settlement of stock awards	—	—	(641)	—	—	—	—	(641)
Stock-based compensation expense	—	—	9,461	—	—	—	—	9,461
Tax deficiency from stock-based compensation	—	—	(4,565)	—	—	—	—	(4,565)
Balance, January 28, 2017	32,340	$323	$410,504	(5,175)	$(43,286)	$(5,648)	$18,267	$380,160
Net loss	—	—	—	—	—	—	(37,323)	(37,323)
Other comprehensive income	—	—	—	—	—	1,670	—	1,670
Dividends on common stock, $0.30 per share	—	—	—	—	—	—	(8,540)	(8,540)
Deferred compensation	—	—	12	—	(12)	—	—	—
Issuance of equity awards, net	466	5	(5)	—	—	—	—	—
Tax withholdings paid for net settlement of stock awards	—	—	(239)	—	—	—	—	(239)
Stock-based compensation expense	—	—	8,386	—	—	—	—	8,386
Reclassification of tax effects to retained earnings(a)	—	—	—	—	—	(1,199)	1,199	—
Balance, February 3, 2018	32,806	$328	$418,658	(5,175)	$(43,298)	$(5,177)	$(26,397)	$344,114

(a) See Note 14 - Income Taxes.

The accompanying notes are an integral part of these consolidated financial statements.

Stage Stores, Inc.
Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business.  We are a retailer of trend-right, moderately priced, name-brand apparel, accessories, cosmetics, footwear and home goods. As of February 3, 2018, we operated in 42 states through 777 BEALLS, GOODY’S, PALAIS ROYAL, PEEBLES and STAGE specialty department stores and 58 GORDMANS off-price stores. We also operate an e-commerce website. Our department stores are predominantly located in small towns and rural communities. Our off-price stores are predominantly located in mid-sized, non-rural Midwest markets.

Principles of Consolidation.  The consolidated financial statements include the accounts of Stage Stores, Inc. and its subsidiary.  All intercompany transactions have been eliminated in consolidation. We report our department stores, off-price stores and e-commerce website in a single operating segment.  Revenues from guests are derived from merchandise sales.  We do not rely on any major guest as a source of revenue.

Fiscal Year. References to a particular year are to our fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year.

Fiscal Year	Ended	Weeks
2017	February 3, 2018	53
2016	January 28, 2017	52
2015	January 30, 2016	52

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

Stock-Based Compensation. We recognize as compensation expense an amount equal to the fair value of share-based payments granted to employees and independent directors, net of forfeitures.  That cost is recognized ratably in SG&A expense over the period during which an employee or independent director is required to provide service in exchange for the award.

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

Insurance Recoveries. We incurred casualty losses during 2017, 2016 and 2015. We received total insurance proceeds of $15.7 million, $3.3 million and $2.5 million during 2017, 2016 and 2015, respectively, and recognized net gains of $4.3 million, $0.7 million and $0.8 million in 2017, 2016 and 2015, respectively, which are included in selling, general and administrative expenses (“SG&A”). Insurance proceeds and net gains realized in 2017 were predominantly related to inventory claims for stores impacted by Hurricane Harvey and other casualty events such as floods and tornadoes.

Intangible Assets and Impairment of Intangible Assets.  Indefinite life intangible assets are tested for impairment annually or more frequently when indicators of impairment exist. As a part of the acquisition of Peebles, Inc. in 2003 and the Gordmans Acquisition in 2017, we acquired the rights to the PEEBLES and the GORDMANS trade names and trademarks (collectively the “Trademarks”), which were identified as indefinite life intangibles.  The values of the Trademarks were determined to be $14.9 million and $1.9 million, respectively, at the time of acquisition.  We completed our annual impairment testing during the fourth quarter of 2017 and determined that the fair value of the Peebles trademarks exceeded the carrying values by greater than 10%. The carrying value of the Gordmans trademarks approximates their fair value.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Debt Issuance Costs.  Debt issuance costs are accounted for as a deferred charge and amortized on a straight-line basis over the term of the related financing agreement.  The balance of debt issuance costs, net of accumulated amortization of $0.3 million and $0.1 million, is $1.1 million and $1.4 million at February 3, 2018 and January 28, 2017, respectively.

Revenue Recognition.  Our retail stores record revenue at the point of sale.  Sales of merchandise shipped to our guests are recorded based on estimated receipt of merchandise by the guest. Shipping and handling fees charged to guests are included in net sales with the corresponding costs recorded as costs of goods sold. Total revenues do not include sales tax because we are a pass-through conduit for collecting and remitting sales taxes. Revenues are recognized net of expected returns, which we estimate using historical return patterns as a percentage of sales.

We record deferred revenue on our balance sheet for gift cards sales and merchandise credits issued related to guest returns. Upon redemption, we recognize this revenue in net sales.

Gift Card and Merchandise Credit Liability.  Unredeemed gift cards and merchandise credits are recorded as a liability. Our gift cards and merchandise credits do not expire. Based on historical redemption rates, a small and relatively stable percentage of gift cards and merchandise credits will never be redeemed, which is referred to as “breakage.” Estimated breakage income is recognized over time in proportion to actual gift card and merchandise credit redemptions. We recognized breakage income of approximately $0.9 million and $3.0 million in net sales in 2017 and 2016, respectively, and approximately $1.6 million as an offset to SG&A expenses in 2015.

Guest Loyalty Program.  Prior to the third quarter of 2016, guests who spent a required amount within a specified time frame using our private label credit card received reward certificates which could be redeemed for merchandise. We estimated the net cost of the rewards and recorded a liability associated with unredeemed certificates and guest spend toward unissued certificates. The cost of the loyalty rewards program was recorded in cost of sales. In the third quarter of 2016, we expanded our loyalty program to enable all guests to earn benefits regardless of how they choose to pay. We record deferred revenue, net of estimated breakage, for the retail value of certificates earned and as guests make purchases towards earning reward certificates.

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

Advertising Expenses.  Advertising costs are charged to operations when the related advertising first takes place.  Advertising costs were $83.6 million, $88.7 million and $91.0 million, in 2017, 2016 and 2015, respectively, which are net of advertising allowances received from vendors of $3.1 million, $4.3 million and $4.9 million, respectively.

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

We granted non-vested stock and restricted stock unit awards that contain non-forfeitable dividend rights. Under Accounting Standards Codification (“ASC”) 260-10, Earnings Per Share, non-vested stock awards that contain non-forfeitable dividend or dividend equivalent rights are considered participating securities and are included in the calculation of basic and diluted earnings per share pursuant to the two-class method.  The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. See Note 2 for additional disclosures regarding earnings per share.

Recently Adopted Accounting Pronouncements. In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which modifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and the option to estimate expected forfeitures or recognize forfeitures as they occur. We adopted this standard on a prospective basis in first quarter of 2017. Under the new standard, excess income tax benefits and deficiencies related to awards that vest or settle are recognized in the provision for income taxes as a discrete event in the period in which they occur, which may create significant volatility in the provision for income taxes and earnings. Historically, these amounts were reflected within additional paid-in capital on the balance sheet. In addition, upon adoption excess tax benefits are reflected within operating activities in the statements of cash flows, whereas historically these amounts were reflected as a financing activity. Cash paid to tax authorities on an employee’s behalf for withheld shares continues to be classified as a financing activity in the statement of cash flows. We made a policy election to recognize forfeitures as they occur. For 2017, we recognized excess tax deficiencies of $2.1 million in the provision for income taxes. The adoption of the other requirements of this guidance did not have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on certain specific cash flow issues including proceeds received from the settlement of insurance claims. This guidance requires cash proceeds received from the settlement of insurance claims to be classified on the statement of cash flows on the basis of the related insurance coverage (that is, the nature of the loss). The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted and is to be applied retrospectively. We adopted this guidance in the first quarter of 2017. The adoption of ASU 2016-15 did not change the presentation of our consolidated statements of cash flows.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“Tax Act”). In addition, the ASU requires certain disclosures regarding stranded tax effects. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We adopted the new standard in the fourth quarter of 2017 and reclassified $1.2 million from accumulated other comprehensive income to retained earnings. See Note 14 of the Financial Statements for additional disclosures regarding the stranded tax effects.

In March 2018, the FASB issued ASU 2018-05, which amends Income Taxes (Topic 740) by incorporating the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin 118 (“SAB 118”) issued on December 22, 2017. SAB 118 provides guidance on accounting for the effects of the Tax Act. We recognized the income tax effects of the Tax Act in our 2017 financial statements in accordance with SAB 118. See Note 14 of the Financial Statements for additional disclosures.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

 Recent Accounting Pronouncements Not Yet Adopted. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes most existing revenue recognition guidance in GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects what the entity expects to be entitled to in exchange for those goods or services. The guidance establishes a five-step revenue recognition model, which includes (i) identifying the contract with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. The guidance also requires additional disclosures to describe the nature, timing and uncertainty of revenue and cash flows from contracts with customers. ASU 2014-09 may be applied retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized in retained earnings at the date of adoption. The new guidance is effective for us in the first quarter of fiscal 2018. We have selected the full retrospective method of adoption. In order to determine the impact of the new guidance on our financial statements, we reviewed representative transactions across our revenue streams and compared our historical accounting practices to the new guidance. We do not expect the adoption to have a material impact on our financial condition, results of operations or cash flows. Our 2018 consolidated financial statements will include incremental disclosures regarding our revenue recognition policies and related amounts.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. The new standard requires lessees to recognize a right-of-use asset and lease liability on the balance sheet for all leases with terms longer than 12 months. We plan to make a policy election that will keep leases with an initial term of 12 months or less off the balance sheet and will result in recognizing those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. Consistent with current GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a financing or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require both types of leases to be recognized on the balance sheet. As a result, lessees will be required to put most leases on their balance sheets while recognizing expense on their income statements in a manner similar to current accounting. In addition, this guidance requires disclosures about the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 specifies a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements and that the new and enhanced disclosures be provided for each period presented (including comparative periods). On March 7, 2018, the FASB affirmed its proposed ASU, Leases (Topic 842): Targeted Improvements, which provides entities with an additional (and optional) transition method to adopt the new lease requirements by allowing entities to initially apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which the entity adopts the new lease requirements would continue to be in accordance with current GAAP, including disclosures. The new standard will be effective for us in the first quarter of fiscal 2019, which begins on February 3, 2019. We continue to evaluate the impact that the adoption of this ASU will have on our consolidated financial statements and disclosures, including the effect of certain optional practical expedients permitted under the transition guidance. Based on our assessment to date, we expect the adoption of ASU 2016-02 will result in a significant increase in lease-related assets and liabilities on our consolidated balance sheets. The ultimate impact of adopting the new standard will depend on our lease portfolio as of the adoption date.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires the service cost component of net periodic benefit cost to be presented in the same income statement line item as other employee compensation costs arising from services rendered during the period. If a subtotal for operating income is shown on the income statement, then the other components of the net periodic benefit cost must be presented separately from the line item that includes the service cost and outside of any subtotal of operating income. ASU 2017-07 also requires disclosure of the line item(s) in the income statement that include net periodic benefit costs. Additionally, only the service cost component of the net periodic benefit cost is eligible for capitalization. The new standard is effective for us in the first quarter of fiscal 2018. The change in presentation of service cost must be applied retrospectively, while the capitalization of service cost must be applied on a prospective basis. The pension plan that we sponsor is frozen, and therefore, service costs no longer accrue under the plan. Upon adoption, we will recognize net periodic pension costs in SG&A expenses, consistent with our current presentation, and we will disclose the financial statement line item presentation in the notes to the financial statements.

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

The following tables show the computation of basic and diluted earnings (loss) per share for each period (in thousands, except per share amounts):

	Fiscal Year
	2017	2016	2015
Basic:
Net (loss) income	$(37,323)	$(37,897)	$3,780
Less: Allocation of earnings to participating securities	—	—	(48)
Net (loss) income allocated to common shares	(37,323)	(37,897)	3,732

Basic weighted average shares outstanding	27,510	27,090	31,145
Basic (loss) earnings per share	$(1.37)	$(1.40)	$0.12

	Fiscal Year
	2017	2016	2015
Diluted:
Net (loss) income	$(37,323)	$(37,897)	$3,780
Less: Allocation of earnings to participating securities	—	—	(48)
Net (loss) income allocated to common shares	(37,323)	(37,897)	3,732

Basic weighted average shares outstanding	27,510	27,090	31,145
Add: Dilutive effect of stock awards	—	—	43
Diluted weighted average shares outstanding	27,510	27,090	31,188
Diluted (loss) earnings per share	$(1.37)	$(1.40)	$0.12

The number of shares attributable to stock options, stock appreciation rights (“SARs”) and non-vested stock grants that would have been considered dilutive securities, but were excluded from the calculation of diluted earnings (loss) per share because the effect was anti-dilutive were as follows (in thousands):

	Fiscal Year
	2017	2016	2015
Number of anti-dilutive shares due to net loss for the period	—	34	—

Number of anti-dilutive stock options, SARs due to exercise price greater than average market price of our common stock	124	192	251

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

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	February 3, 2018
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (a)(b)	$20,293	$20,293	$—	$—

	January 28, 2017
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (a)(b)	$18,094	$18,094	$—	$—

(a) The liability for the amount due to participants corresponding in value to the securities held in the grantor trust is recorded in other long-term liabilities.
(b) Using the market approach, the fair values of these securities represent quoted market prices multiplied by the quantities held. Net gains and losses related to the changes in fair value in the assets and liabilities under the various deferred compensation plans are recorded in SG&A expenses and were nil during 2017 and 2016.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Non-financial assets measured at fair value on a nonrecurring basis were as follows (in thousands):

	February 3, 2018
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Store property, equipment and leasehold improvements (a)	$778	$—	$—	$778

	January 28, 2017
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Store property, equipment and leasehold improvements (a)	$8,795	$—	$—	$8,795

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

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 4 - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

The components of property, equipment and leasehold improvements were as follows (in thousands):

	February 3, 2018	January 28, 2017
Land	$1,544	$1,842
Buildings and improvements	12,966	15,633
Fixtures and equipment	526,313	548,145
Leasehold improvements	411,753	415,577
Property, equipment and leasehold improvements	952,576	981,197
Less: Accumulated depreciation	699,788	697,087
Property, equipment and leasehold improvements, net	$252,788	$284,110

Depreciation expense and impairment charges were as follows for each period presented (in thousands):

	Fiscal Year
	2017	2016	2015
Depreciation expense	$65,401	$71,779	$66,998
Store impairment charges	1,739	19,856	10,580
Total depreciation and impairment	$67,140	$91,635	$77,578

Depreciation expense and store impairment charges included in cost of sales and related buying, occupancy and distribution expense for 2017, 2016 and 2015 were $52.9 million, $77.9 million and $67.9 million, respectively.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 5 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The components of accrued expenses and other current liabilities were as follows (in thousands):

	February 3, 2018	January 28, 2017
Accrued compensation and benefits	$11,828	$12,165
Gift card and merchandise credit liability	12,122	10,864
Self-insurance liability	9,994	9,437
Accrued occupancy	6,129	10,259
Other	24,193	17,220
Accrued expenses and other current liabilities	$64,266	$59,945

NOTE 6 - DEBT OBLIGATIONS

Debt obligations consisted of the following (in thousands):

	February 3, 2018	January 28, 2017
Revolving Credit Facility	$179,288	$159,702
Finance obligations	1,549	2,708
Other financing	2,498	7,753
Total debt obligations	183,335	170,163
Less: Current portion of debt obligations	2,985	6,414
Long-term debt obligations	$180,350	$163,749

On December 16, 2016, we entered into an amendment to our senior secured revolving credit facility (“Revolving Credit Facility”) that increased total capacity to $400.0 million with a seasonal increase to $450.0 million and a $25.0 million letter of credit sublimit. The Revolving Credit Facility matures on December 16, 2021.

We use the Revolving Credit Facility to provide financing for working capital and general corporate purposes, as well as to finance capital expenditures and to support our letter of credit requirements. Borrowings are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. Inventory, cash and cash equivalents are pledged as collateral. The daily interest rates are determined by a prime rate or LIBOR, plus an applicable margin, as set forth in the Revolving Credit Facility agreement. During 2017, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Revolving Credit Facility were 2.69% and $224.5 million, respectively, as compared to 1.90% and $192.4 million in 2016.

Letters of credit issued under the Revolving Credit Facility support certain merchandise purchases and collateralize retained risks and deductibles under various insurance programs. At February 3, 2018, we had outstanding letters of credit totaling approximately $7.1 million. These letters of credit expire within 12 months of issuance. Excess availability under the Revolving Credit Facility at February 3, 2018 was $111.9 million.

The Revolving Credit Facility agreement contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends to $30.0 million in a fiscal year, and (iii) the repurchase of common stock under certain circumstances. The agreement also contains a fixed charge coverage ratio covenant in the event excess availability is below a defined threshold or an event of default has occurred. At February 3, 2018, we were in compliance with the financial covenants of the Revolving Credit Facility agreement and expect to continue to be in compliance in 2018.

While infrequent in occurrence, occasionally we are responsible for the construction of leased stores and for paying project costs. ASC 840-40-55, The Effect of Lessee Involvement in Asset Construction, requires us to be considered the owner (for accounting purposes) of this type of project during the construction period. Such leases are accounted for as finance obligations with the amounts received from the landlord being recorded in debt obligations. Interest expense is recognized at a rate that will amortize the finance obligation over the initial term of the lease. Where ASC 840-40-55 was applicable, we have recorded finance obligations with interest rates ranging from 6.1% to 16.9% on our consolidated financial statements related to four store leases as of February 3, 2018. Minimum annual payments required under existing finance obligations as of February 3, 2018 are as follows (in thousands):

Fiscal Year	Minimum Payments	Less: Interest	Principal Payments
2018	$1,096	$101	$995
2019	580	26	554
Total	$1,676	$127	$1,549

At February 3, 2018, $2.5 million remained outstanding under our 2016 secured equipment financing note, of which $2.0 million and $0.5 million will be paid in 2018 and 2019, respectively. The note bears an effective interest rate of 3.2%.

NOTE 7 - OTHER LONG-TERM LIABILITIES

The components of other long-term liabilities were as follows (in thousands):

	February 3, 2018	January 28, 2017
Deferred rent	$38,109	$43,382
Deferred compensation	20,293	18,180
Pension liability	7,247	8,801
Deferred revenue under ADS agreement (see Note 10)	2,875	3,500
Other long-term liabilities	$68,524	$73,863

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

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 9 - STOCKHOLDERS’ EQUITY

Our deferred compensation plan covering executives and certain officers provides an investment option that allows participants to elect to purchase shares of our common stock (“Company Stock Investment Option”). We established a grantor trust to facilitate the collection of funds and purchase our shares on the open market at prevailing market prices. All shares purchased through the grantor trust are held in the trust until the participants are eligible to receive the benefits under the terms of the plan. At the time of the participant’s eligibility, the deferred compensation obligation related to the Company Stock Investment Option is settled by the delivery of the fixed number of shares held by the grantor trust on the participant’s behalf. In 2017, 2016 and 2015, participants in our deferred compensation plan elected to invest approximately $0.2 million, $0.3 million and $0.9 million, respectively, of the total amount of deferred compensation withheld, in the Company Stock Investment Option. The purchase of shares made by the grantor trust on behalf of the participants is included in treasury stock and the corresponding deferred compensation obligation is included in additional paid-in capital.

On February 22, 2018, subsequent to year-end, our Board of Directors (“Board”) declared a quarterly cash dividend of $0.05 per share on our common stock, payable on March 21, 2018, to shareholders of record at the close of business on March 6, 2018.

On March 7, 2011, our Board approved a stock repurchase program (“2011 Stock Repurchase Program”), which authorizes us to repurchase up to $200.0 million of our outstanding common stock. The 2011 Stock Repurchase Program will expire when we have repurchased $200.0 million of our outstanding common stock, unless terminated earlier by our Board. As of February 3, 2018, we had $58.4 million available under the program. Also in March 2011, our Board authorized us to repurchase shares of our outstanding common stock equal to the amount of the proceeds and related tax benefits from the exercise of stock options, SARs and other equity grants. Purchases of shares of our common stock may be made from time to time, either on the open market or through privately negotiated transactions and are financed by our existing cash, cash flow and other liquidity sources, as appropriate.

NOTE 10 - PRIVATE LABEL CREDIT CARD PROGRAM

On August 8, 2012, we entered into an Amended and Restated Private Label Credit Card Plan Agreement (“Agreement”) with World Financial Network Bank (now Comenity Bank) (“Bank”), an affiliate of Alliance Data Systems Corporation (“ADS”). Under the terms of the Agreement, which expires July 31, 2021, the Bank provides credit card services for our private label credit card program, including account activation, receivables funding, card authorization, private label credit card issuance, statement generation, remittance processing and guest service functions. We are required to perform certain duties, including electronic processing and transmitting of transaction records and marketing and promoting the private label credit card program. As consideration, among other payments set forth in the Agreement, the Bank pays us a monthly net portfolio yield payment and an annual portfolio performance bonus, if earned.

We received certain upfront payments upon execution of the Agreement that are being recognized over the life of the Agreement, and as of February 3, 2018, the remaining amount to be amortized is $4.6 million. We realized $58.9 million, $55.3 million and $54.1 million in income related to our private label credit card program during 2017, 2016 and 2015, respectively, which have been recorded as a reduction to SG&A expenses.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 11 - OPERATING LEASES

We lease stores, our corporate headquarters, two distribution centers and equipment under operating leases. The majority of store leases, which are typically for an initial 10-year term and often with two renewal options of five years each, require us to pay base rent plus expenses, such as common area maintenance, utilities, taxes and insurance.  Certain store leases provide for contingent rents that are not measurable at inception.  These contingent rents are primarily based on a percentage of sales that are in excess of a predetermined level. A number of store leases provide for escalating minimum rent.

Minimum rental commitments on long-term, non-cancelable operating leases at February 3, 2018, are as follows (in thousands):

Fiscal Year	Commitments	Sublease Income	Net Minimum Lease Commitments
2018	$111,260	$(1,447)	$109,813
2019	97,401	(1,447)	95,954
2020	87,994	(1,492)	86,502
2021	73,229	(1,582)	71,647
2022	58,650	(1,582)	57,068
Thereafter	112,347	(1,054)	111,293
Total	$540,881	$(8,604)	$532,277

Rental expense for operating leases, net of sublease income, consisted of the following for each period presented (in thousands):

	Fiscal Year
	2017	2016	2015
Minimum rentals	$104,240	$85,538	$84,170
Contingent rentals	2,224	2,365	3,067
Sublease income	(1,474)	(1,436)	(5)
Total	$104,990	$86,467	$87,232

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 12 - STOCK-BASED COMPENSATION

As approved by our shareholders, we established the Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan (“2001 Equity Incentive Plan”), the Stage Stores, Inc. Second Amended and Restated 2008 Equity Incentive Plan (“2008 Equity Incentive Plan”) and the Stage Stores 2017 Long-Term Incentive Plan (“2017 LTIP” and, collectively with the 2001 Equity Incentive Plan and the 2008 Equity Incentive Plan, the “Equity Incentive Plans”) to reward, retain and attract key personnel. The Equity Incentive Plans provide for grants of non-qualified or incentive stock options, SARs, performance shares or units, stock units and stock grants. To fund the 2001 Equity Incentive Plan, the 2008 Equity Incentive Plan and the 2017 LTIP, 12,375,000, 4,484,346 and 1,365,654 shares of our common stock were reserved for issuance upon exercise of awards, respectively. The 2001 Equity Incentive Plan expired in the second quarter of 2014. On June 1, 2017, the 2017 LTIP replaced the 2008 Equity Incentive Plan and no new awards will be granted under the 2008 Equity Incentive Plan.

Stock-based compensation expense by type of grant for each period presented was as follows (in thousands):

	Fiscal Year
	2017	2016	2015
Non-vested stock	$5,626	$6,676	$7,171
Restricted stock units	434	—	—
Performance shares	2,760	2,785	5,193
Stock options and SARs	—	—	30
Total stock-based compensation expense	8,820	9,461	12,394
Related tax benefit	(3,313)	(3,557)	(4,660)
Stock-based compensation expense, net of tax	$5,507	$5,904	$7,734

As of February 3, 2018, we had unrecognized compensation cost of $10.1 million related to stock-based compensation awards granted. That cost is expected to be recognized over a weighted average period of 2.0 years.

Non-vested Stock

We grant shares of non-vested stock to our employees and non-employee directors. Shares of non-vested stock awarded to employees vest 25% annually over a four-year period from the grant date. Shares of non-vested stock awarded to non-employee directors cliff vest after one year. At the end of the vesting period, shares of non-vested stock convert one for one to common stock. Certain non-vested stock awards have shareholder rights, including the right to vote and to receive dividends. The fair value of non-vested stock awards with dividend rights is based on the closing share price of our common stock on the grant date. The fair value of non-vested stock awards that do not have dividend rights is discounted for the present value of expected dividends during the vesting period. Compensation expense is recognized ratably over the vesting period.

The following table summarizes non-vested stock activity during 2017:

Non-vested Stock	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 28, 2017	1,596,410	$10.22
Granted	668,371	2.21
Vested	(577,897)	11.10
Forfeited	(49,847)	9.30
Outstanding at February 3, 2018	1,637,037	6.67

The aggregate intrinsic value of non-vested stock that vested during 2017, 2016 and 2015 was $1.2 million, $2.7 million and $5.4 million, respectively. The weighted-average grant date fair value for non-vested stock granted in 2017, 2016 and 2015 was $2.21, $6.75 and $18.70, respectively. The payment of the employees’ tax liability for a portion of the non-vested stock that vested during 2017 was satisfied by withholding shares with a fair value equal to the tax liability. As a result, the actual number of shares issued was 465,007.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

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

The following table summarizes RSU activity during 2017:

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at January 28, 2017	—	$—
Granted	1,321,250	2.14
Forfeited	(37,500)	2.09
Outstanding at February 3, 2018	1,283,750	2.14

Performance Share Units (“PSUs”)

We grant PSUs as a means of rewarding management for our long-term performance based on total shareholder return relative to a specific group of companies over a three-year performance cycle. PSUs cliff vest following a three-year performance cycle, and if earned, are settled in shares of our common stock. The actual number of shares of our common stock that may be earned ranges from zero to a maximum of twice the number of target units awarded to the recipient. Grant recipients do not have any shareholder rights on unvested or unearned PSUs. The fair value of PSUs is estimated using a Monte Carlo simulation, based on the expected term of the award, a risk-free rate, expected dividends, expected volatility, and share price of our common stock and the specified peer group. The expected term is estimated based on the vesting period of the awards, the risk-free rate is based on the yield on U.S. Treasury securities matching the vesting period, and the volatility is based on the historical volatility over the expected term. Compensation expense is recorded ratably over the corresponding vesting period.

The following table summarizes PSU activity during 2017:

Period Granted	Target PSUs Outstanding at January 28, 2017	Target PSUs Granted	Target PSUs Vested and Earned	Target PSUs Vested and Unearned	Target PSUs Forfeited	Target PSUs Outstanding at February 3, 2018	Weighted Average Grant Date Fair Value per Target PSU
2015	158,490	—	—	(154,046)	(4,444)	—	$28.33
2016	330,233	—	—	—	(8,527)	321,706	8.69
2017	—	600,000	—	—	—	600,000	1.80
Total	488,723	600,000	—	(154,046)	(12,971)	921,706	7.65

No PSUs were earned in 2017. The aggregate intrinsic value of PSUs that vested and were earned during 2016 and 2015 was $0.1 million and $4.9 million, respectively.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

SARs

Prior to 2012, we granted SARs to our employees, which generally vested 25% annually over a four-year period from the grant date. Outstanding SARs will expire, if not exercised or forfeited, within seven years from the grant date. Exercised SARs are settled by the issuance of common stock in an amount equal to the increase in share price of our common stock between the grant date and the exercise date.

The following table summarizes SARs activity during 2017:

	Number of Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, vested and exercisable at January 28, 2017	177,900	$17.69
Forfeited	(80,000)	16.29
Outstanding, vested and exercisable at February 3, 2018	97,900	$18.83	0.2	$—

No SARs were exercised during 2017 or 2016. The aggregate intrinsic value of SARs, defined as the amount by which the market price of the underlying stock on the date of exercise exceeds the exercise price of the award, exercised during 2015 was $0.9 million.

NOTE 13 - BENEFIT PLANS

401(k) Plan. We have a contributory 401(k) savings plan (“401(k) Plan”) generally available to full and part-time employees with 60 days of service, who are age 21 or older.  Under the 401(k) Plan, participants may contribute up to 50% of their qualifying earnings on a pre-tax basis, and up to 10% of their qualifying earnings on a post-tax basis, subject to certain restrictions. We currently match 50% of each participant’s pre-tax contributions, limited up to 6% of each participant’s compensation under the Plan. We may make discretionary matching contributions during the year. Our matching contributions expense for the 401(k) Plan were approximately $1.7 million, $1.4 million and $1.5 million in 2017, 2016 and 2015, respectively.

Deferred Compensation Plans. We have two nonqualified deferred compensation plans (“DC Plans”) which provide executives and other key employees with the opportunity to participate in unfunded, deferred compensation programs that are not qualified under the Internal Revenue Code of 1986, as amended, (“Code”). Generally, the Code and ERISA restrict contributions to a 401(k) plan by highly compensated employees. The DC Plans are intended to allow participants to defer income on a pre-tax basis. Under the DC Plans, participants may defer up to 50% of their base salary and up to 100% of their bonus and earn a rate of return based on actual investments chosen by each participant. We have established grantor trusts for the purposes of holding assets to provide benefits to the participants. For the plan covering executives, we will match 100% of each participant’s contributions, up to 10% of the sum of their base salary and bonus. For the plan covering other key employees, we may make a bi-weekly discretionary matching contribution. We currently match 50% of each participant’s contributions, up to 3% of the participant’s compensation. For both DC Plans, our contributions are vested 100%.  In addition, we may, with approval by our Board, make an additional employer contribution in any amount with respect to any participant as is determined in our sole discretion. Our matching contribution expense for the DC Plans was approximately $0.9 million, $1.0 million and $1.1 million for 2017, 2016 and 2015, respectively.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Non-Employee Director Equity Compensation Plan.  In 2003, we adopted, and our shareholders approved, and in 2004 we amended and restated, the Stage Stores, Inc. Amended and Restated 2003 Non-Employee Director Equity Compensation Plan. We reserved 225,000 shares of our common stock to fund this plan. Under this plan, non-employee directors have the option to defer all or a portion of their annual compensation fees and to receive such deferred fees in the form of restricted stock or deferred stock units as defined in this plan. At January 28, 2017 and February 3, 2018 there were no participants in or amounts deferred under this plan.

Frozen Defined Benefit Plan. We sponsor a defined benefit plan (“DB Plan”), which covers substantially all employees who had met eligibility requirements and were enrolled prior to June 30, 1998. The DB Plan was frozen effective June 30, 1998.

Benefits for the DB Plan are administered through a trust arrangement, which provides monthly payments or lump sum distributions. Benefits under the DB Plan were based upon a percentage of the participant’s earnings during each year of credited service. Any service after the date the DB Plan was frozen will continue to count toward vesting and eligibility for normal and early retirement for existing participants. The measurement dates used to determine pension benefit obligations were February 3, 2018 and January 28, 2017.

Information regarding the DB Plan is as follows (in thousands):

	Fiscal Year
	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$34,962	$35,223
Employer service cost	490	340
Interest cost	1,430	1,598
Actuarial loss	1,835	1,067
Settlements	(1,989)	—
Plan disbursements	(1,979)	(3,266)
Projected benefit obligation at end of year	34,749	34,962

Change in plan assets:
Fair value of plan assets at beginning of year	26,161	26,310
Actual return on plan assets	4,456	3,117
Employer contributions	853	—
Settlements	(1,989)	—
Plan disbursements	(1,979)	(3,266)
Fair value of plan assets at end of year	27,502	26,161

Underfunded status	$(7,247)	$(8,801)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability - included in other long-term liabilities	$(7,247)	$(8,801)
Amount recognized in accumulated other comprehensive loss, pre-tax (a)	6,822	9,023

(a) Consists solely of net actuarial losses as there are no prior service costs.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

	Fiscal Year
	2017	2016
Weighted-average assumptions:
For determining benefit obligations at year-end:
Discount rate	3.98%	4.33%

	Fiscal Year
	2017	2016	2015
For determining net periodic pension cost for year:
Discount rate	4.33%	4.79%	3.90%
Expected return on assets	6.50%	7.00%	7.00%

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

The allocations of DB Plan assets by category are as follows:

		Fiscal Year
	2018 Target Allocation	2017	2016
Equity securities	50%	51%	51%
Fixed income securities	50	47	48
Other - primarily cash	—	2	1
Total	100%	100%	100%

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

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

The following tables present the DB Plan assets measured at fair value on a recurring basis in the consolidated financial statements (in thousands):

	February 3, 2018
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds:
Equity securities	$14,162	$14,162	$—	$—
Fixed income securities	12,833	12,833	—	—
Other - primarily cash	507	507	—	—
Total	$27,502	$27,502	$—	$—

	January 28, 2017
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds:
Equity securities	$13,309	$13,309	$—	$—
Fixed income securities	12,540	12,540	—	—
Other - primarily cash	312	312	—	—
Total	$26,161	$26,161	$—	$—

The components of net periodic benefit cost for the DB Plan were as follows (in thousands):

	Fiscal Year
	2017	2016	2015
Net periodic pension cost for the fiscal year:
Employer service cost	$490	$340	$350
Interest cost on pension benefit obligation	1,430	1,598	1,566
Expected return on plan assets	(1,654)	(1,749)	(2,195)
Amortization of net loss	797	897	774
Settlement charges(a)	438	—	748
Net periodic pension cost	$1,501	$1,086	$1,243

(a) Non-cash pension settlement charges were recognized as a result of lump sum distributions exceeding interest cost for the year. Settlement charges are recorded in selling, general and administrative expenses in our consolidated statements of operations.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Other changes in DB Plan assets and benefit obligations recognized in other comprehensive loss are as follows (in thousands):

	Fiscal Year
	2017	2016
Amortization of net loss	$(797)	$(897)
Settlement charges	(438)	—
Net gain	(966)	(301)
Net change recognized in other comprehensive loss, pre-tax	$(2,201)	$(1,198)

The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next year is $0.5 million. The amortization of net loss is recorded in SG&A expenses.

Our funding policy is to make contributions to maintain the minimum funding requirements for our pension obligation in accordance with ERISA. We may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover short-term liquidity needs of the DB Plan in order to maintain current invested positions.  We contributed $0.9 million in 2017, and we expect to contribute approximately $1.2 million in 2018.

The following benefit payments are expected to be paid (in thousands):

Fiscal Year	Payments
2018	$2,201
2019	2,880
2020	2,722
2021	2,988
2022	3,043
Fiscal Years 2023 - 2027	13,067

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 14 - INCOME TAXES

On December 22, 2017, the U.S. government enacted the Tax Act, making broad and complex changes to the U.S. tax code that affect our current fiscal year, including, but not limited to, (1) reducing the U.S. federal corporate tax rate, (2) creating a new limitation on deductible interest expense and (3) changing rules related to uses and limitations of net operating losses generated in tax years ending after December 31, 2017.

The Tax Act reduced the federal corporate tax rate from 35.0% to 21.0% effective January 1, 2018. In accordance with Section 15 of the Internal Revenue Code, we have utilized a blended rate of 33.7% for our fiscal 2017 tax year, by applying a prorated percentage of the number of days prior to and after the January 1, 2018 effective date. The Act required the remeasurement of the deferred tax assets at enactment date resulting in an adjustment of $0.3 million to our income tax expense.

Existing accounting guidance required remeasurement for amounts recorded through accumulated other comprehensive income to run through tax expense. This impact is commonly referred to as the “stranded tax effect”. In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, to address concerns regarding the “stranded tax effect”. ASU 2018-02 provides entities an election to reclassify the difference between the new and old corporate tax rates resulting from the Tax Act between retained earnings and accumulated other comprehensive income for fiscal years beginning after December 15, 2018, with early adoption permitted. We made an election under ASU 2018-02 to reclassify the income tax rate change effects on items originally recorded in accumulated other comprehensive income to retained earnings in the amount of $1.2 million. Currently, only changes to the minimum pension liability are recorded into accumulated other comprehensive income. The amount of the reclassification was determined based on the amount of the federal tax rate change on the deferred tax liability remaining in accumulated other comprehensive income including the federal tax effect on future state tax benefits at the enactment date. Our current accounting policy related to releasing tax effects from accumulated other comprehensive income for minimum pension liability is on a plan approach.

On December 22, 2017, the SEC issued SAB 118, which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for entities to complete the accounting under ASC 740. In accordance with SAB 118, an entity must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that an entity’s accounting for certain income tax effects of the Tax Act is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If an entity cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 based on the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. Our accounting for the impact of the reduction in U.S. federal corporate rate is complete.

We record valuation allowances when it is more-likely-than-not that some portion or all of our deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character and in the appropriate taxing jurisdictions in the future. If we do not meet our expectations with respect to taxable income, we may not realize the full benefit from our deferred tax assets which would require us to record a valuation allowance in our tax provision in future years. Management assesses all available positive and negative evidence to estimate our ability to generate sufficient future taxable income of the appropriate character, and in the appropriate taxing jurisdictions, to permit use of our existing deferred tax assets. In determining the need for valuation allowances, we have considered and made judgments and estimates regarding estimated future taxable income and ongoing prudent and feasible tax planning strategies. These estimates and judgments include some degree of uncertainty and changes in these estimates and assumptions could require us to adjust the valuation allowances for our deferred tax assets. The ultimate realization of the deferred tax assets depends on the generation of sufficient taxable income in the applicable taxing jurisdictions

We believe that the reversal of existing deferred tax liabilities will create taxable income that will allow us to recognize an equal amount of tax assets. In the current year, we have recorded a valuation allowance against net tax assets of $6.1 million. We also generated federal and state net operating losses estimated at $21.0 million which are included in deferred tax assets. Under the Tax Act, the federal losses generated in tax years ending after December 31, 2017, can be carried forward indefinitely; states are still considering conformity with the new law.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

As of February 3, 2018, we had no unrecognized tax benefits. We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. We recognize penalty and interest accrued related to unrecognized tax benefits, if any, as an income tax expense. We are subject to U.S. federal income tax examinations by tax authorities for 2014 forward.  We are also subject to audit by the taxing authorities of 38 states for years generally after 2013 and 3 additional states relating to the Gordmans Acquisition beginning in 2017. The outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with our expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs.

All of our operations are domestic.  Income tax (benefit) expense consisted of the following (in thousands):

	Fiscal Year
	2017	2016	2015
Federal income tax (benefit) expense:
Current	$(12,216)	$(5,234)	$3,380
Deferred	428	(19,052)	(2,156)
	(11,788)	(24,286)	1,224
State income tax (benefit) expense:
Current	193	292	765
Deferred	(1,473)	(1,172)	(174)
	(1,280)	(880)	591
Total income tax (benefit) expense	$(13,068)	$(25,166)	$1,815

A reconciliation between the federal income tax (benefit) expense computed at statutory tax rates and the actual income tax (benefit) expense recorded is as follows (in thousands):

	Fiscal Year
	2017	2016	2015
Federal income tax (benefit) expense at the blended statutory rate	$(16,992)	$(22,072)	$1,958
State income taxes, net	(1,345)	(1,084)	332
Uncertain tax position	—	(743)	128
Other	1,375	654	474
Tax deficiencies related to share-based payments(a)	1,948	—	—
Tax credits	(4,386)	(1,921)	(1,077)
Valuation allowance on net deferred tax assets	6,077	—	—
Tax Act	255	—	—
Total income tax (benefit) expense	$(13,068)	$(25,166)	$1,815
(a) We recognized tax deficiencies of $2.1 million related to share-based payments in 2017, of which $0.2 million was for state income taxes.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Deferred tax assets (liabilities) consisted of the following (in thousands):

	February 3, 2018	January 28, 2017
Gross deferred tax assets:
Net operating loss	$6,758	$10,184
Accrued expenses	2,203	2,893
Lease obligations	9,355	16,762
Deferred compensation	7,147	12,048
Deferred income	2,583	3,956
Other	4,650	4,434
	32,696	50,277
Gross deferred tax liabilities:
Inventory	(1,862)	(4,706)
Depreciation and amortization	(24,342)	(45,703)
	(26,204)	(50,409)

Valuation allowance	(6,492)	(415)
Net deferred tax liabilities	$—	$(547)

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 15 - GORDMANS ACQUISITION

On April 7, 2017, we acquired select assets of Gordmans Stores, Inc. and its subsidiaries (collectively, the “Sellers”) through a bankruptcy auction. The terms of the transaction agreement required us to take assignment of a minimum of 50 of the Sellers’ store leases, with rights to take assignment of the leases for an additional seven stores and a distribution center. We also acquired all of the Sellers’ inventory, furniture, fixtures and equipment at the 57 store locations and distribution center, as well as the trademarks and other intellectual property of the Sellers. The Gordmans stores, which we operate as an off-price concept, add scale to our business, while allowing us to leverage strategic synergies and our current infrastructure. The acquisition also brings beneficial geographic and guest diversification.

The purchase price for the inventory and other assets acquired from the Sellers was approximately $36.1 million, all of which was paid by the end of the second quarter 2017 using existing cash and availability under our Revolving Credit Facility. We took assignment of 55 of the 57 store locations and the distribution center, and we renegotiated the terms of many of those leases. We also entered into new leases for three former Gordmans store locations, of which, two were opened in the second quarter 2017 and one opened in the third quarter 2017, for a total of 58 stores.

The estimated fair values of the assets acquired at the acquisition date, were as follows (in thousands):

April 7, 2017
Inventory	$31,770
Property, plant and equipment and other assets	4,374
Total	$36,144

We recognized $9.1 million of acquisition and integration related costs in selling, general and administrative expenses in 2017.

Net sales included in our consolidated statements of operations from our Gordmans stores that we operated beginning on April 7, 2017, were $222.2 million in 2017.

Pro forma net sales and earnings for 2017 and 2016 are not presented due to the impracticability in substantiating this information as the Gordmans Acquisition was limited to select assets and assignment of leases acquired through a bankruptcy auction. Furthermore, the results of operations may be impacted by the Sellers’ liquidation and may not be indicative of future performance.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 16 - QUARTERLY FINANCIAL INFORMATION (unaudited)

The following table shows quarterly information (in thousands, except per share amounts):

	Fiscal Year 2017
	Q1	Q2	Q3	Q4 (a) (b)
Net sales	$308,607	$377,081	$357,236	$549,351
Gross profit	62,218	92,941	71,694	136,642
Net (loss) income	(18,987)	(6,258)	(17,722)	5,644

Basic (loss) earnings per share	$(0.70)	$(0.23)	$(0.64)	$0.19
Diluted (loss) earnings per share	(0.70)	(0.23)	(0.64)	0.19

Basic weighted average shares	27,268	27,535	27,602	27,628
Diluted weighted average shares	27,268	27,535	27,602	27,628

	Fiscal Year 2016
	Q1	Q2	Q3	Q4 (a) (b)
Net sales	$332,750	$338,385	$317,140	$454,443
Gross profit	66,987	85,570	56,590	88,905
Net (loss) income	(15,460)	41	(15,634)	(6,844)

Basic (loss) earnings per share	$(0.57)	$—	$(0.58)	$(0.25)
Diluted (loss) earnings per share	(0.57)	—	(0.58)	(0.25)

Basic weighted average shares	26,932	27,111	27,155	27,163
Diluted weighted average shares	26,932	27,175	27,155	27,163

(a) The fourth quarter 2017 consisted of 14 weeks compared with 13 weeks in the fourth quarter 2016.
(b) The fourth quarter 2017 and 2016 included impairment charges recognized in cost of sales and related buying, occupancy and distribution expenses of $1.6 million and $19.4 million, respectively.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures based on the framework and criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that our internal control over financial reporting was effective as of February 3, 2018.

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

Changes in Internal Control over Financial Reporting

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the internal control over financial reporting and concluded that no change in our internal control over financial reporting occurred during the fourth quarter ended February 3, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                          OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following information pertains to our executive officers as of March 23, 2018:

Name	Age	Position
Michael L. Glazer	69	President and Chief Executive Officer, Director
William E. Gentner	49	Executive Vice President, Chief Marketing Officer
Amy B. Gray	47	Executive Vice President, Chief Human Resources Officer
Steven L. Hunter	47	Executive Vice President, Chief Operating Officer - Gordmans
Russell A. Lundy, II	55	Executive Vice President, Chief Stores Officer
Chadwick P. Reynolds	44	Executive Vice President, Chief Legal Officer and Secretary
Oded Shein	56	Executive Vice President, Chief Financial Officer and Treasurer
Thorsten I. Weber	47	Executive Vice President, Chief Merchandising Officer
Steven R. Williams, Jr.	53	Executive Vice President, Chief Information Officer
Richard E. Stasyszen	57	Senior Vice President, Finance and Controller

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

Ms. Gray joined us in May 1998 as a Corporate Recruiter, was quickly promoted to Manager of Recruitment, and to Director of Staffing and Placement in 2002. She was promoted to Vice President of Recruitment, Placement, Learning and Development in August 2010, to Senior Vice President of Human Resources in April 2014, and to Executive Vice President, Chief Human Resources Officer in April 2017.

Mr. Hunter joined us in June 2008 as Senior Vice President, Chief Information Officer and was promoted to Executive Vice President, Chief Information Officer in March 2010, and to Executive Vice President, Chief Operating Officer - Gordmans in May 2017.  From May 2003 to June 2008, he served as Senior Vice President of Information Technology at Belk, Inc.

Mr. Lundy joined us in November 2003 as Senior Vice President, Stores, was promoted to Executive Vice President, Stores in January 2013, and to Executive Vice President, Chief Stores Officer in October 2014.   Prior to joining us, he spent 27 years with Peebles, Inc.

Mr. Reynolds joined us in August 2014 as Senior Vice President, Chief Legal Officer and Secretary, and was promoted to Executive Vice President, Chief Legal Officer and Secretary in April 2017. Previously, he spent 16 years with Big Lots, Inc., where he most recently served as Vice President, Deputy General Counsel and Assistant Corporate Secretary from March 2009 to August 2014.

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

Mr. Williams joined us in June 2017 as Executive Vice President, Chief Information Officer. Previously, he spent 5 years with Boot Barn Holdings, Inc., where he served as Chief Information Officer. Prior to joining Boot Barn Holdings, Inc., he spent 12 years at Mattress Giant Corporation and served as Senior Vice President, Chief Information Officer.

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

1.  Financial Statements:

2.  Financial Statement Schedules:

All schedules are omitted because they are not required or are not applicable or because the information required to be set forth therein either was not material or is included in the consolidated financial statements or notes thereto.

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

10.3
Second Amendment to Second Amended and Restated Credit Agreement and Amendment to Amended and Restated Security Agreement dated April 21, 2017, among Specialty Retailers, Inc., as borrower, Stages Stores, Inc., as guarantor, and the banks named therein is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on June 8, 2017.

10.4†	Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan effective June 3, 2004 is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on September 6, 2012.

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

10.18†
Form of Restricted Stock Unit Award Agreement (Employee) under the Stage Stores, Inc. Second Amended and Restated 2008 Equity Incentive Plan (4 year pro rata vesting: GVPs and above) is incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on June 8, 2017.

10.19†
Form of Shareholder Agreement for restricted stock (Director) under the Stage Stores, Inc. Amended and Restated 2003 Non-Employee Director Equity Compensation Plan is incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on September 11, 2014.

10.20†	Stage Stores 2017 Long-Term Incentive Plan is incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8 filed on May 19, 2017.

10.21†
Form of Stage Stores Performance Share Unit Award Agreement under the Stage Stores 2017 Long-Term Incentive Plan is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 1, 2017.

10.22†
Form of Stage Stores Restricted Stock Unit Award Agreement under the Stage Stores 2017 Long-Term Incentive Plan is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 1, 2017.

10.23†
Form of Stage Stores Restricted Stock Award Agreement under the Stage Stores 2017 Long-Term Incentive Plan is incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on June 1, 2017.

10.24†
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

10.31#
Amendment No. Four to Amended and Restated Private Label Credit Card Plan Agreement dated as of March 28, 2016, Between Comenity Bank and Stage Stores, Inc. and Specialty Retailers, Inc. is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on June 3, 2016.

10.32#
Amendment No. Five to Amended and Restated Private Label Credit Card Plan Agreement dated as of August 11, 2017 between Stage Stores, Inc. and Comenity Bank is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q/A filed on January 26, 2018.

10.33*	Amendment No. Six to Amended and Restated Private Label Credit Card Plan Agreement dated as of December 12, 2017 between Stage Stores, Inc. and Comenity Bank.

10.34*	Amendment No. Seven to Amended and Restated Private Label Credit Card Plan Agreement dated as of December 22, 2017 between Stage Stores, Inc. and Comenity Bank.

10.35†	Employment Agreement between Oded Shein and Stage Stores, Inc. dated June 16, 2015 is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 22, 2015.

10.36†	Employment Agreement between Steven L. Hunter and Stage Stores, Inc. dated May 11, 2017 is incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on June 8, 2017.

10.37†	Employment Agreement between Michael Glazer and Stage Stores, Inc. dated June 12, 2012 is incorporated by reference to Exhibit 10.25 to our Quarterly Report on Form 10-Q filed on September 6, 2012.

10.38†
Employment Agreement between Thorsten I. Weber and Stage Stores, Inc. dated September 29, 2016 is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on December 8, 2016.

10.39†	Employment Agreement between Russ Lundy and Stage Stores, Inc. dated August 6, 2010 is incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on June 13, 2013.

10.40†	Employment Agreement between Bill Gentner and Stage Stores, Inc. dated June 17, 2014 is incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on September 11, 2014.

10.41†	Employment Agreement between Amy B. Gray and Stage Stores, Inc. dated April 10, 2017 is incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on June 8, 2017.

10.42†	Employment Agreement between Chadwick P. Reynolds and Stage Stores, Inc. dated April 10, 2017 is incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on June 8, 2017.

10.43†
Employment Agreement between Steven R. Williams, Jr. and Stage Stores, Inc. dated June 26, 2017 is incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on September 7, 2017.

10.44†	Form of Indemnity Agreement is incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on December 8, 2016.

14	Code of Ethics for Senior Officers dated January 25, 2011 is incorporated by reference to Exhibit 14 to our Annual Report to Form 10-K filed on March 30, 2011.

21*	Subsidiaries of Stage Stores, Inc.

23*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney: Directors (Form 10-K).

24.2*	Power of Attorney: Section 16 Filers.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
_________________________________________

*	Filed electronically herewith.

†	Management contract or compensatory plan or arrangement.

#	Certain confidential portions have been omitted pursuant to a confidential treatment request that has been filed separately with the Securities and Exchange Commission.

ITEM 16.                          FORM 10-K SUMMARY

An optional summary of the information required by this Form 10-K is not included in this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAGE STORES, INC.

/s/ Michael L. Glazer	April 10, 2018
Michael L. Glazer
President and Chief Executive Officer
(Principal Executive Officer)

STAGE STORES, INC.

/s/ Oded Shein	April 10, 2018
Oded Shein
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

STAGE STORES, INC.

/s/ Richard E. Stasyszen	April 10, 2018
Richard E. Stasyszen
Senior Vice President, Finance and Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

*	Director	April 10, 2018	*		Director	April 10, 2018
Alan J. Barocas			Earl J. Hesterberg

*	Director	April 10, 2018	*		Director	April 10, 2018
Elaine D. Crowley			Lisa R. Kranc

*	Director	April 10, 2018	*		Director	April 10, 2018
Diane M. Ellis			William J. Montgoris

/s/ Michael L. Glazer	Director	April 10, 2018
Michael L. Glazer

(Constituting a majority of the Board of Directors)

				*By:	/s/ Oded Shein
Oded Shein
Attorney-in-Fact