Form 10-K/A
period 2018-02-03
STAGE STORES INC
filed 2018-05-25
CIK 6885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

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

EXPLANATORY NOTE

Stage Stores, Inc. (“we,” “our” and “registrant”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended February 3, 2018 filed with the U.S. Securities and Exchange Commission (“SEC”) on April 10, 2018 (“Original Filing”) for the sole purpose of providing information required in Item 12 of Part III of the Original Filing. This Amendment No. 1 speaks as of the filing date of the Original Filing. Except as expressly stated herein, this Amendment No. 1 does not amend, update or change any other items or disclosure in the Original Filing or reflect events that have occurred subsequent to the filing date of the Original Filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the security ownership of certain beneficial owners and management and related stockholder matters called for by this item is incorporated herein by reference to “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Equity Compensation Plan Information

The following table summarizes information as of February 3, 2018, relating to our equity compensation plans pursuant to which our common shares may be issued.

Plan category	Number of securities to be issued upon exercises of outstanding options, warrants and rights (a) (1)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders:
2001 Equity Incentive Plan	—		—	—
2008 Equity Incentive Plan	97,900	(2)	$18.83	—
Stage Stores, Inc. Amended and Restated 2003 Non-Employee Director Equity Compensation Plan (3)	—		—	225,000
2017 LTIP				923,542
Equity compensation plans not approved by security holders	—		—	—
Total	97,900		$18.83	1,148,542

(1)
Amounts in this column represent SARs outstanding under the 2008 Equity Incentive Plan. In addition, we had 42,685 shares of unvested restricted stock outstanding under the 2001 Equity Incentive Plan, 1,152,240 shares of unvested restricted stock outstanding under the 2008 Equity Incentive Plan and 442,112 shares of unvested restricted stock outstanding under the 2017 LTIP. We also had 1,843,412 unvested performance share units outstanding under the 2008 Equity Incentive Plan, which represents the maximum number of common shares that may be earned under the outstanding performance share unit awards.

(2)	The weighted average remaining contractual life of outstanding SARs is 0.2 years.

(3)
Shares granted under the Stage Stores, Inc. Amended and Restated 2003 Non-Employee Director Equity Compensation Plan are solely for non-employee directors who elect to receive their fees or retainers in restricted stock or deferred stock units in lieu of cash. We do not match or apply a premium to non-employee director compensation received in the form of equity.

ITEM 15.                         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) The following documents are included as exhibits to this Amendment No. 1:

Exhibit
Number                                                                                                  Description

31.1*
Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 relating to the registrant’s Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended February 3, 2018.

31.2*
Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 relating to the registrant’s Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended February 3, 2018.

_________________________________________
*    Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAGE STORES, INC.

Dated: May 25, 2018	/s/ Oded Shein
Oded Shein
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)