Form 10-Q
period 2018-05-05
STAGE STORES INC
filed 2018-06-14
CIK 6885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 5, 2018

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

As of June 7, 2018, there were 28,233,933 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Stage Stores, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(Unaudited)

		February 3, 2018	April 29, 2017
	May 5, 2018	As Adjusted	As Adjusted
ASSETS
Cash and cash equivalents	$29,091	$21,250	$21,688
Merchandise inventories, net	477,562	438,377	475,048
Prepaid expenses and other current assets	48,762	52,407	48,195
Total current assets	555,415	512,034	544,931

Property, equipment and leasehold improvements, net of accumulated depreciation of $713,867, $699,788 and $709,448, respectively	244,214	252,788	277,285
Intangible assets	17,135	17,135	15,235
Other non-current assets, net	23,715	24,449	24,164
Total assets	$840,479	$806,406	$861,615

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$128,883	$145,991	$137,289
Accrued expenses and other current liabilities	67,513	67,427	71,897
Total current liabilities	196,396	213,418	209,186

Long-term debt obligations	265,469	180,350	219,756
Other long-term liabilities	66,029	68,524	73,610
Total liabilities	527,894	462,292	502,552

Commitments and contingencies

Common stock, par value $0.01, 100,000 shares authorized, 33,111, 32,806 and 32,611 shares issued, respectively	331	328	326
Additional paid-in capital	420,091	418,658	412,548
Treasury stock, at cost, 5,175 shares, respectively	(43,339)	(43,298)	(43,347)
Accumulated other comprehensive loss	(4,978)	(5,177)	(5,517)
Accumulated deficit	(59,520)	(26,397)	(4,947)
Total stockholders' equity	312,585	344,114	359,063
Total liabilities and stockholders' equity	$840,479	$806,406	$861,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
		April 29, 2017
	May 5, 2018	As Adjusted
Net sales	$344,229	$308,607
Credit income	15,514	12,928
Total revenues	359,743	321,535
Cost of sales and related buying, occupancy and distribution expenses	281,741	246,389
Selling, general and administrative expenses	107,277	101,437
Interest expense	2,253	1,586
Loss before income tax	(31,528)	(27,877)
Income tax expense (benefit)	150	(8,890)
Net loss	$(31,678)	$(18,987)

Other comprehensive income:
Amortization of employee benefit related costs, net of tax of $0 and $80, respectively	$199	$131
Total other comprehensive income	199	131
Comprehensive loss	$(31,479)	$(18,856)

Basic loss per share data:
Basic loss per share	$(1.14)	$(0.70)
Basic weighted average shares outstanding	27,765	27,268

Diluted loss per share data:
Diluted loss earnings per share	$(1.14)	$(0.70)
Diluted weighted average shares outstanding	27,765	27,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended
		April 29, 2017
	May 5, 2018	As Adjusted
Cash flows from operating activities:
Net loss	$(31,678)	$(18,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of long-lived assets	15,151	16,377
Gain on retirements of property, equipment and leasehold improvements	(30)	(452)
Deferred income taxes	—	(1,117)
Stock-based compensation expense	1,558	2,182
Amortization of debt issuance costs	74	72
Deferred compensation obligation	41	61
Amortization of employee benefit related costs	199	211
Construction allowances from landlords	—	998
Other changes in operating assets and liabilities:
Increase in merchandise inventories	(39,185)	(31,999)
Decrease (increase) in other assets	4,303	(7,193)
(Decrease) increase in accounts payable and other liabilities	(19,088)	39,534
Net cash used in operating activities	(68,655)	(313)

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(6,930)	(7,359)
Proceeds from insurance and disposal of assets	45	1,223
Business acquisition	—	(33,843)
Net cash used in investing activities	(6,885)	(39,979)

Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	164,071	153,311
Payments of revolving credit facility borrowings	(78,310)	(96,559)
Payments of long-term debt obligations	(731)	(4,083)
Payments of debt issuance costs	—	(8)
Payments for stock related compensation	(204)	(257)
Cash dividends paid	(1,445)	(4,227)
Net cash provided by financing activities	83,381	48,177
Net increase in cash and cash equivalents	7,841	7,885

Cash and cash equivalents:
Beginning of period	21,250	13,803
End of period	$29,091	$21,688

Supplemental disclosures including non-cash investing and financing activities:
Interest paid	$2,116	$1,525
Income taxes refunded	$(180)	$(437)
Unpaid liabilities for capital expenditures	$2,597	$6,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
For the Three Months Ended May 5, 2018
(in thousands, except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares	Amount		Shares	Amount			Total
Balance at February 3, 2018	32,806	$328	$418,658	(5,175)	$(43,298)	$(5,177)	$(26,397)	$344,114
Net loss	—	—	—	—	—	—	(31,678)	(31,678)
Other comprehensive income	—	—	—	—	—	199	—	199
Dividends on common stock, $0.05 per share	—	—	—	—	—	—	(1,445)	(1,445)
Deferred compensation	—	—	41	—	(41)	—	—	—
Issuance of equity awards, net	305	3	(3)	—	—	—	—	—
Tax withholdings paid for net settlement of stock awards	—	—	(163)	—	—	—	—	(163)
Stock-based compensation expense	—	—	1,558	—	—	—	—	1,558
Balance at May 5, 2018	33,111	$331	$420,091	(5,175)	$(43,339)	$(4,978)	$(59,520)	$312,585

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Stage Stores, Inc. and its subsidiary (“we,” “us” or “our”) have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. Those adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made. Results of operations for such interim periods are not necessarily indicative of the results of operations for a full year due to seasonality and other factors. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto filed with our Annual Report on Form 10-K for the year ended February 3, 2018 (“Form 10-K”).

We are a retailer of trend-right, moderately priced, name-brand apparel, accessories, cosmetics, footwear and home goods. As of May 5, 2018, we operated in 42 states through 773 BEALLS, GOODY’S, PALAIS ROYAL, PEEBLES and STAGE specialty department stores and 59 GORDMANS off-price stores, as well as an e-commerce website. Our department stores are predominantly located in small towns and rural communities. Our off-price stores are predominantly located in mid-sized, non-rural Midwest markets.

References to a particular year are to our fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year.  For example, a reference to “2018” is a reference to the fiscal year ending February 2, 2019, and “2017” is a reference to the fiscal year ended February 3, 2018. Fiscal years 2018 and 2017 are comprised of 52 weeks and 53 weeks, respectively. References to the “three months ended May 5, 2018” and “three months ended April 29, 2017” are for the respective 13-week fiscal quarters. References to quarters relate to our fiscal quarters.

On April 7, 2017, we acquired select assets of Gordmans Stores, Inc. and its subsidiaries through a bankruptcy auction (“Gordmans Acquisition”). The results of the Gordmans branded stores that we operated since the Gordmans Acquisition are included in our condensed consolidated statements of operations (see Note 9).

 Recently Adopted Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), and subsequently issued related ASUs, which were incorporated into Topic 606. Under Topic 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The standard establishes a five-step revenue recognition model, which includes (i) identifying the contract with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. The standard also requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  To determine the impact of the new standard on our financial statements, we reviewed representative transactions across our revenue streams and compared our historical accounting practices to the new standard. On February 4, 2018, we adopted the new standard using the full retrospective method. As a result of the adoption of ASU 2014-09, the condensed consolidated statements of operations reflect the reclassification of credit income related to our private label credit card program from selling, general and administrative expenses to revenue. In addition, the condensed consolidated balance sheets and condensed consolidated statement of cash flows reflect the reclassification of the asset for the right to recover merchandise returned from merchandise inventories to prepaid expenses and other current assets. The tables that follow depict the impact of the reclassification adjustments on the prior period financial statement presentations.

The condensed consolidated balance sheets reflect the reclassification of the asset for the right to recover merchandise returned from merchandise inventories to prepaid expenses and other current assets.

Condensed Consolidated Balance Sheets (in thousands)
	February 3, 2018	ASU 2014-09	February 3, 2018
	As previously reported	Adjustments	As adjusted
Assets:
Merchandise inventories, net	$439,735	$(1,358)	$438,377
Prepaid expenses and other current assets	51,049	1,358	52,407

	April 29, 2017	ASU 2014-09	April 29, 2017
	As previously reported	Adjustments	As adjusted
Assets:
Merchandise inventories, net	$477,189	$(2,141)	$475,048
Prepaid expenses and other current assets	46,054	2,141	48,195

The condensed consolidated statement of operations reflects the reclassification of credit income from selling, general and administrative expenses to revenue.

Condensed Consolidated Statement of Operations and Comprehensive Loss (in thousands)
	Three Months Ended		Three Months Ended
	April 29, 2017	ASU 2014-09	April 29, 2017
	As previously reported	Adjustments	As adjusted
Net sales	$308,607	$—	$308,607
Credit income	—	12,928	12,928
Total revenues	308,607	12,928	321,535
Selling, general and administrative expenses	88,509	12,928	101,437

The condensed consolidated statement of cash flows reflects the reclassification of the asset for the right to recover merchandise returned from merchandise inventories to prepaid expenses and other current assets.

Condensed Consolidated Statement of Cash Flows (in thousands)
	Three Months Ended		Three Months Ended
	April 29, 2017	ASU 2014-09	April 29, 2017
	As previously reported	Adjustments	As adjusted
Cash flows from operating activities:
Increase in merchandise inventories	$(33,106)	$1,107	$(31,999)
Increase in other assets	(6,086)	(1,107)	(7,193)

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires the service cost component of net periodic benefit cost to be presented in the same income statement line item as other employee compensation costs arising from services rendered during the period. If a subtotal for operating income is shown on the income statement, then the other components of the net periodic benefit cost must be presented separately from the line item that includes the service cost and outside of any subtotal of operating income. The new standard also requires disclosure of the line item(s) in the income statement that include net periodic benefit costs. Additionally, only the service cost component of the net periodic benefit cost is eligible for capitalization. The change in presentation of service cost must be applied retrospectively, while the capitalization of service cost must be applied on a prospective basis. On February 4, 2018, we adopted ASU 2017-07. The pension plan that we sponsor is frozen, and therefore, service costs no longer accrue under the plan. The adoption of the new standard did not change the presentation of our condensed consolidated statements of operations.

 Recent Accounting Pronouncements Not Yet Adopted. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. The new standard requires lessees to recognize a right-of-use asset and lease liability on the balance sheet for all leases with terms longer than 12 months. We plan to make a policy election that will keep leases with an initial term of 12 months or less off the balance sheet and will result in recognizing those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. Consistent with current GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a financing or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require both types of leases to be recognized on the balance sheet. As a result, lessees will be required to put most leases on their balance sheets while recognizing expense on their income statements in a manner similar to current accounting. In addition, this guidance requires disclosures about the amount, timing and uncertainty of cash flows arising from leases. The new standard will be effective for us in the first quarter of fiscal 2019, which begins on February 3, 2019. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We continue to evaluate the impact that the adoption of this ASU will have on our consolidated financial statements and disclosures, including the effect of certain optional practical expedients permitted under the transition guidance. Based on our assessment to date, we expect the adoption of ASU 2016-02 will result in a significant increase in lease-related assets and liabilities on our consolidated balance sheets. The ultimate impact of adopting the new standard will depend on our lease portfolio as of the adoption date.

NOTE 2 - DEBT OBLIGATIONS

Debt obligations for each period presented consisted of the following (in thousands):

	May 5, 2018	February 3, 2018	April 29, 2017
Revolving Credit Facility	$265,049	$179,288	$216,454
Finance obligations	1,310	1,549	2,429
Other financing	2,006	2,498	3,949
Total debt obligations	268,365	183,335	222,832
Less: Current portion of debt obligations	2,896	2,985	3,076
Long-term debt obligations	$265,469	$180,350	$219,756

We have a $400.0 million senior secured revolving credit facility (“Revolving Credit Facility”) with a seasonal increase to $450.0 million and a $25.0 million letter of credit sublimit. The Revolving Credit Facility matures on December 16, 2021.

We use the Revolving Credit Facility to provide financing for working capital and general corporate purposes, as well as to finance capital expenditures and to support our letter of credit requirements. Borrowings are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. Inventory, cash and cash equivalents are pledged as collateral. The daily interest rates are determined by a prime rate or LIBOR, plus an applicable margin, as set forth in the Revolving Credit Facility agreement. For the three months ended May 5, 2018, the weighted average interest rate on outstanding borrowings and the average daily borrowings were 3.15% and $247.5 million, respectively.

Letters of credit issued under the Revolving Credit Facility support certain merchandise purchases and collateralize retained risks and deductibles under various insurance programs. At May 5, 2018, outstanding letters of credit totaled approximately $6.2 million. These letters of credit expire within 12 months of issuance, but may be renewed. Excess availability under the Revolving Credit Facility at May 5, 2018 was $67.2 million.

The Revolving Credit Facility agreement contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends to $30 million in a fiscal year, and (iii) the repurchase of common stock under certain circumstances. The agreement also contains a fixed charge coverage ratio covenant in the event excess availability is below a defined threshold or an event of default has occurred. At May 5, 2018, we were in compliance with the debt covenants of the Revolving Credit Facility agreement and we expect to remain in compliance.

NOTE 3 - REVENUE

Net Sales

We recognize revenue for merchandise sales, net of expected returns and sales tax, at the time the guest takes possession of the merchandise. When merchandise is shipped to our guests, we estimate receipt based on historical experience. The liability for sales returns is estimated based on historical return rates and sales for the return period. We recognize a return asset and corresponding adjustment to cost of sales for our right to recover returned merchandise. At each financial reporting date, we assess our estimates of expected returns, refund liabilities and return assets. For merchandise sold in our stores and online, tender is accepted at the point of sale. When we receive payment before the guest has taken possession of the merchandise, the amount received is recorded as deferred revenue until the transaction is complete. Performance obligations for unfulfilled merchandise orders are typically satisfied within one week. Shipping and handling fees charged to guests relate to fulfillment activities and are included in net sales with the corresponding costs recorded in cost of sales.

We record deferred revenue for the sale of gift cards and merchandise credits issued for returned merchandise, and we recognize revenue in net sales upon redemption. Gift card and merchandise credit redemptions typically occur within 12 months of the date of issuance with the majority redeemed within the first three months. Our gift cards and merchandise credits do not expire. Based on historical redemption rates, a small percentage of gift cards and merchandise credits will never be redeemed. We recognize estimated breakage income for gift cards and merchandise credits that will never be redeemed in proportion to actual historical redemption patterns.

Under our loyalty programs, members can accumulate points, based on their spending levels, toward earning a reward certificate that can be redeemed for future merchandise purchases. Points earned by loyalty members reset to zero at the end of each calendar year. Reward certificates expire 30 days and 60 days after the date of issuance for our department stores and off-price stores, respectively. We allocate and defer a portion of our sales to reward certificates expected to be earned, based on the relative stand-alone sales transaction price and reward certificate value, and then recognize the reward certificate as a net sale when it is redeemed.

The following table sets forth the composition of net sales by merchandise category for each period presented (in thousands):

	Three Months Ended
	May 5, 2018			April 29, 2017
Merchandise Category	Department Stores	Off-price Stores	Total Company	Department Stores	Off-price Stores	Total Company
Women’s	$103,487	$19,967	$123,454	$113,392	$5,104	$118,496
Men’s	41,336	7,545	48,881	42,472	2,069	44,541
Children's	29,078	8,096	37,174	32,688	1,933	34,621
Apparel	173,901	35,608	209,509	188,552	9,106	197,658

Footwear	44,483	4,819	49,302	45,643	405	46,048
Accessories	18,872	4,366	23,238	20,262	1,595	21,857
Cosmetics/Fragrances	31,186	2,482	33,668	28,937	727	29,664
Home/Gifts/Other	12,809	18,507	31,316	10,916	4,987	15,903
Non-apparel	107,350	30,174	137,524	105,758	7,714	113,472

Revenue adjustments not allocated (a)	(2,888)	84	(2,804)	(2,005)	(518)	(2,523)

Net sales	$278,363	$65,866	$344,229	$292,305	$16,302	$308,607

(a) Includes adjustments related to deferred revenue, estimated sales returns, breakage income, shipping and miscellaneous revenues, which are not allocated to merchandise categories.

Credit Income

The portfolio for our private label credit card is owned and serviced by Comenity Bank, an affiliate of Alliance Data Systems Corporation. Comenity Bank manages the account activation, receivables funding, card authorization, card issuance, statement generation, remittance processing and guest service functions for our private label credit card program. We perform certain duties, including electronic processing and transmitting of transaction records, and executing marketing promotions designed to increase card usage. We also accept payments in our stores from cardholders on behalf of Comenity Bank. We receive a monthly net portfolio yield payment from Comenity Bank, and can potentially earn an annual bonus based upon the performance of the private label credit card portfolio. The receivable for credit income, which is recorded in prepaid expenses and other current assets, was $4.7 million, $5.8 million, $4.1 million and $4.9 million as of May 5, 2018, February 3, 2018, April 29, 2017 and January 28, 2017, respectively.

Contract Liabilities

Contract liabilities reflect performance obligations related to gift cards, merchandise credits, loyalty program rewards and unfulfilled merchandise orders that have not been satisfied as of a given date. Contract liabilities are recorded in accrued expenses and other current liabilities. Contract liabilities for each period presented were as follows (in thousands):

	May 5, 2018	February 3, 2018	April 29, 2017
Gift cards and merchandise credits, net	$10,159	$12,122	$8,964
Loyalty program rewards, net	3,081	1,118	1,759
Merchandise fulfillment liability	788	234	580
Total contract liabilities	$14,028	$13,474	$11,303

The following table summarizes contract liability activity for each period presented (in thousands):

	Three Months Ended
	May 5, 2018	April 29, 2017
Beginning balance	$13,474	$11,669
Net sales recognized during the period from amounts included in contract liability balances at the beginning of the period	(4,669)	(2,909)
Current period additions to contract liability balances included in contract liability balances at the end of the period	5,223	2,543
Ending balance	$14,028	$11,303

NOTE 4 - STOCK-BASED COMPENSATION

Stock-based compensation expense by type of grant for each period presented was as follows (in thousands):

	Three Months Ended
	May 5, 2018	April 29, 2017
Non-vested stock	$1,187	$1,508
Restricted stock units	492	73
Stock-settled performance share units	371	674
Cash-settled performance share units	54	—
Total compensation expense	2,104	2,255
Related tax benefit	—	(848)
Stock-based compensation expense, net of tax	$2,104	$1,407

As of May 5, 2018, we have estimated unrecognized compensation cost of $16.6 million related to stock-based compensation awards granted, which is expected to be recognized over a weighted average period of 2.7 years.

Non-vested Stock

We grant shares of non-vested stock to our employees and non-employee directors. Shares of non-vested stock awarded to employees vest 25% annually over a four-year period from the grant date. Shares of non-vested stock awarded to non-employee directors cliff vests after one year. At the end of the vesting period, shares of non-vested stock convert one-for-one to common stock. Certain non-vested stock awards have shareholder rights, including the right to vote and to receive dividends. The fair value of non-vested stock awards with dividend rights is based on the closing share price of our common stock on the grant date. The fair value of non-vested stock awards that do not have dividend rights is discounted for the present value of expected dividends during the vesting period. Compensation expense is recognized ratably over the vesting period.

The following table summarizes non-vested stock activity for the three months ended May 5, 2018:

Non-vested Stock	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at February 3, 2018	1,637,037	$6.67
Granted	420,000	2.19
Vested	(379,170)	10.87
Forfeited	(47,743)	2.73
Outstanding at May 5, 2018	1,630,124	4.65

The weighted-average grant date fair value for non-vested stock granted during the three months ended May 5, 2018 and April 29, 2017 was $2.19 and $2.09, respectively. The aggregate intrinsic value of non-vested stock that vested during the three months ended May 5, 2018 and April 29, 2017 was $0.8 million for each respective period. The payment of the employees’ tax liability for a portion of the vested shares was satisfied by withholding shares with a fair value equal to the tax liability. As a result, the actual number of shares issued during three months ended May 5, 2018 was 305,620.

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

The following table summarizes RSU activity for the three months ended May 5, 2018:

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at February 3, 2018	1,283,750	$2.14
Granted	1,375,000	2.19
Vested	(277,186)	2.12
Outstanding at May 5, 2018	2,381,564	2.17

Stock-settled Performance Share Units (“Stock-settled PSUs”)

We grant stock-settled PSUs as a means of rewarding management for our long-term performance based on total shareholder return relative to a specific group of companies over a three-year performance cycle. These PSUs cliff vest following a three-year performance cycle, and if earned, are settled in shares of our common stock, unless otherwise determined by our Board of Directors (“Board”), or its Compensation Committee. The actual number of shares of our common stock that may be earned ranges from zero to a maximum of twice the number of target units awarded to the recipient. Grant recipients do not have any shareholder rights on unvested or unearned stock-settled PSUs. The fair value of these PSUs is estimated using a Monte Carlo simulation, based on the expected term of the award, a risk-free rate, expected dividends, expected volatility, and share price of our common stock and the specified peer group. The expected term is estimated based on the vesting period of the awards, the risk-free rate is based on the yield on U.S. Treasury securities matching the vesting period, and the volatility is based on the historical volatility over the expected term. Compensation expense is recognized ratably over the corresponding vesting period for stock-settled PSUs.

The following table summarizes stock-settled PSU activity for the three months ended May 5, 2018:

Period Granted	Target PSUs Outstanding at February 3, 2018	Target PSUs Granted	Target PSUs Outstanding at May 5, 2018	Weighted Average Grant Date Fair Value per Target PSU
2016	321,706	—	321,706	$8.69
2017	600,000	—	600,000	1.80
2018	—	280,000	280,000	3.05
Total	921,706	280,000	1,201,706	3.94

The weighted-average grant date fair value for stock-settled PSUs granted during the three months ended May 5, 2018 and April 29, 2017 was $3.05 and $1.80, respectively. No stock-settled PSUs vested during the three months ended May 5, 2018 and April 29, 2017, respectively.

Cash-settled Performance Share Units (“Cash-settled PSUs”)

We grant cash-settled PSUs as a means of rewarding management for our long-term performance based on total shareholder return relative to a specific group of companies over a three-year performance cycle. These PSUs cliff vest following a three-year performance cycle, and if earned, are settled in cash. The amount of settlement ranges from zero to a maximum of twice the number of target units awarded multiplied by the fair market value of one share of our common stock on the vesting date. Grant recipients do not have any shareholder rights on unvested or unearned cash-settled PSUs. Cash-settled PSUs are accounted for as a liability in accordance with accounting guidance for cash settled stock awards. The liability for cash-settled PSUs is remeasured based on their fair value at each reporting period until the award vests, which is estimated using a Monte Carlo simulation. Assumptions used in the valuation include the expected term of the award, a risk-free rate, expected dividends, expected volatility, and share price of our common stock and the specified peer group. The expected term is estimated based on the vesting period of the awards, the risk-free rate is based on the yield on U.S. Treasury securities matching the vesting period, and the volatility is based on the historical volatility over the expected term. Compensation expense is recognized ratably over the corresponding vesting period and adjusted with changes in the fair value of the liability.

The following table summarizes cash-settled PSU activity three months ended May 5, 2018:

Period Granted	Target PSUs Outstanding at February 3, 2018	Target PSUs Granted	Target PSUs Outstanding at May 5, 2018	Weighted Average Grant Date Fair Value per Target PSU
2018	—	460,000	460,000	$3.05

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

The following table summarizes SARs activity for the three months ended May 5, 2018:

Stock Appreciation Rights	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, vested and exercisable at February 3, 2018	97,900	$18.83
Expired	(97,700)	18.84
Outstanding, vested and exercisable at May 5, 2018	200	$16.10	0.05	$—

NOTE 5 - EARNINGS PER SHARE

The following tables show the computation of basic and diluted loss per common share for each period presented (in thousands, except per share amounts):

	Three Months Ended
	May 5, 2018	April 29, 2017
Basic:
Net loss	$(31,678)	$(18,987)
Less: Allocation of earnings to participating securities	—	—
Net loss allocated to common shares	(31,678)	(18,987)

Basic weighted average shares outstanding	27,765	27,268
Basic loss per share	$(1.14)	$(0.70)

	Three Months Ended
	May 5, 2018	April 29, 2017
Diluted:
Net loss	$(31,678)	$(18,987)
Less: Allocation of earnings to participating securities	—	—
Net loss allocated to common shares	(31,678)	(18,987)

Basic weighted average shares outstanding	27,765	27,268
Add: Dilutive effect of stock awards	—	—
Diluted weighted average shares outstanding	27,765	27,268
Diluted loss per share	$(1.14)	$(0.70)

The number of shares attributable to SARs and non-vested stock grants that would have been considered dilutive securities, but were excluded from the calculation of diluted loss per common share because the effect was anti-dilutive were as follows (in thousands):

	Three Months Ended
	May 5, 2018	April 29, 2017
Number of anti-dilutive shares due to net loss for the period	—	—
Number of anti-dilutive SARs due to exercise price greater than average market price of our common stock	57	156

NOTE 6 - STOCKHOLDERS’ EQUITY

During the first quarter 2018, we paid $1.4 million in cash dividends. On May 24, 2018, our Board declared a quarterly cash dividend of $0.05 per share of common stock, payable on June 20, 2018 to shareholders of record at the close of business on June 5, 2018.

NOTE 7 - PENSION PLAN

We sponsor a frozen defined benefit pension plan. The components of net periodic pension cost, which were recognized in selling, general and administrative expenses, were as follows (in thousands):

	Three Months Ended
	May 5, 2018	April 29, 2017
Employer service cost	$123	$125
Interest cost on pension benefit obligation	358	364
Expected return on plan assets	(414)	(403)
Amortization of net loss	199	211
Net periodic pension cost	$266	$297

Our funding policy is to make contributions to maintain the minimum funding requirements for our pension obligations in accordance with the Employee Retirement Income Security Act. We may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover the short-term liquidity needs of the plan in order to maintain current invested positions. We contributed $0.2 million during the three months ended May 5, 2018, and we expect to contribute an additional $1.0 million in 2018.

NOTE 8 - FAIR VALUE MEASUREMENTS

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

Level 3 –	Inputs that are both unobservable and significant to the overall fair value measurement reflect our estimates of assumptions that market participants would use in pricing the asset or liability.

Financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	May 5, 2018
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (a)(b)	$19,606	$19,606	$—	$—

	February 3, 2018
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (a)(b)	$20,293	$20,293	$—	$—

	April 29, 2017
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (a)(b)	$19,072	$19,072	$—	$—

(a) The liability for the amount due to participants corresponding in value to the securities held in the grantor trust is recorded in other long-term liabilities.
(b) Using the market approach, the fair values of these items represent quoted market prices multiplied by the quantities held. Net gains and losses related to the changes in fair value in the assets and liabilities under the various deferred compensation plans are recorded in selling, general and administrative expenses and were nil for the three months ended May 5, 2018 and for the fiscal year ended February 3, 2018.

Non-financial assets measured at fair value on a nonrecurring basis were as follows (in thousands):

	February 3, 2018
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Store property, equipment and leasehold improvements (a)	$778	$—	$—	$778

(a) Using an undiscounted cash flow model, we evaluate the cash flow trends of our stores at least annually and when events or changes in circumstances, such as a store closure, indicate that property, equipment and leasehold improvements may not be fully recoverable. When a store’s projected undiscounted cash flows indicate its carrying value may not be recoverable, we use a discounted cash flow model, with a 10% discount rate, to estimate the fair value of the underlying long-lived assets. An impairment write-down is recorded if the carrying value of a long-lived asset exceeds its fair value. Key assumptions in estimating future cash flows include, among other things, expected future operating performance, including expected closure date and lease term, and changes in economic conditions. We believe estimated future cash flows are sufficient to support the carrying value of our long-lived assets. Significant changes in the key assumptions used in our cash flow projections may result in additional asset impairments. There were no impairments of long-lived assets recognized for the three months ended May 5, 2018 and April 29, 2017, respectively. We recognized impairment charges of $1.7 million during fiscal year 2017. Impairment charges are recorded in cost of sales and related buying, occupancy and distribution expenses.

Due to the short-term nature of cash and cash equivalents, payables and short-term debt obligations, the carrying value approximates the fair value of these instruments. In addition, we believe that the Revolving Credit Facility obligation approximates its fair value because interest rates are adjusted daily based on current market rates.

NOTE 9 - GORDMANS ACQUISITION

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

The purchase price for the inventory and other assets acquired from the Sellers was approximately $36.1 million, all of which was paid by the end of the second quarter 2017 using existing cash and availability under the Revolving Credit Facility. We took assignment of 55 of the 57 store locations and the distribution center, and we renegotiated the terms of many of those leases. We also entered into new leases for three former Gordmans store locations, two of which opened in the second quarter 2017, and one opened in the third quarter 2017.

The estimated fair values of the assets acquired at the acquisition date were as follows (in thousands):

April 7, 2017
Inventory	$31,770
Property, plant and equipment and other assets	4,374
Total	$36,144

Acquisition and integration related costs were recognized in selling, general and administrative expenses and were $6.3 million for the three months ended April 29, 2017.

Net sales included in our condensed consolidated statements of operations from Gordmans stores that we operated beginning on April 7, 2017, were as follows for each period presented (in thousands):

	Three Months Ended
	May 5, 2018	April 29, 2017
Net sales	$65,866	$16,302

Pro forma net sales and earnings for the three months ended April 29, 2017 are not presented due to the impracticability in substantiating this information as the Gordmans Acquisition was limited to select assets and assignment of leases acquired through a bankruptcy auction. Furthermore, the results of operations may have been impacted by the Sellers’ liquidation and may not be indicative of future performance.

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

For purposes of the following discussion, all references to the “first quarter 2018” and the “first quarter 2017” are for the 13-week fiscal periods ended May 5, 2018 and April 29, 2017, respectively.

The financial information, discussion and analysis that follow should be read in conjunction with our consolidated financial statements and the related notes included in this Form 10-Q as well as the financial and other information included in the Form 10-K.

Our Business

We are a retailer of trend-right, moderately priced, name-brand apparel, accessories, cosmetics, footwear and home goods. As of May 5, 2018, we operated in 42 states through 773 BEALLS, GOODY’S, PALAIS ROYAL, PEEBLES and STAGE specialty department stores and 59 GORDMANS off-price stores, as well as an e-commerce website. Our department stores are predominantly located in small towns and rural communities. Our off-price stores are predominantly located in mid-sized, non-rural Midwest markets.

Results of Operations

Select financial results for the first quarter 2018 were as follows (comparisons are to the first quarter 2017):

•	Net sales increased $35.6 million, or 11.5%, including a $49.6 million increase in sales from our Gordmans off-price stores.

•	Comparable sales decreased 2.8%. Comparable sales consist of store sales after a store has been in operation for 14 full months and e-commerce sales.

•	Net loss was $31.7 million compared to $19.0 million.

•	Loss per common share was $1.14, compared to a loss per common share of $0.70.

•	EBIT was $(29.3) million compared to $(26.3) million.

•	Cash dividends of $1.4 million, or $0.05 per common share, were paid.

2018 Outlook and Strategy

The first quarter 2018 had a strong start as the momentum from the fourth quarter 2017 continued. This positive trend was disrupted by cold weather that spread across our geography in late March and early April during the Easter holiday shopping season, contributing to negative comparable sales of 2.8% for the quarter. Comparable sales turned positive again for the second half of April and May as temperatures normalized. Comparable sales for our department stores in Texas, Louisiana, Oklahoma and New Mexico, which are in markets that are dependent on the oil and gas industry, have outperformed the balance of the chain each quarter since the first quarter 2017. Our e-commerce business continues to grow and had a double-digit sales increase for the first quarter 2018 compared to the first quarter 2017.

During the first quarter 2018, we closed four department stores, and we expect to close approximately 30 to 35 department stores in total in 2018, as part of our multi-year plan to exit stores that do not meet our sales productivity and profitability standards. Store counts at the end of the first quarter 2018 and first quarter 2017 were as follows:

	May 5, 2018	April 29, 2017
Department stores	773	800
Off-price stores	59	50
Total stores	832	850

Our 2018 strategic initiatives are focused on:

•
Off-Price Growth - During the first quarter 2018, we completed the conversion of one of our department stores to a Gordmans store. We plan to open one new Gordmans store and convert five to ten department stores to Gordmans stores in 2018. We continue to refine our off-price business model and seek opportunities to open additional Gordmans stores in 2019 and beyond.

•
Differentiation - We are differentiating both our department stores and Gordmans stores from the competition by growing the outperforming areas of their respective businesses. Beauty is a core strength in our department stores, and we are leveraging this strength to drive beauty and fragrance sales growth in our Gordmans stores. In our department stores, we expanded our Beauty Bar concept to 136 stores during the first quarter 2018, and we plan to expand to 350 stores in total during 2018. By year end, we will have Beauty Bar in 500 stores. In Gordmans, home is a core strength representing nearly 30% of sales, and we are leveraging this strength to drive more value and new categories into our department store home business. In addition, we are focused on accelerating the positive sales trends in athletic and outdoor by adding new brands and expanded assortments in these categories.

•
Guest Acquisition and Retention - Our marketing efforts are positioned to more efficiently retain our existing guests, while redeploying funds to acquire new guests. We have shifted from print into digital, broadcast, and social marketing initiatives, which enables us to reach more guests and be more nimble and targeted with our promotional efforts. Our private label credit card and loyalty programs are designed to promote guest loyalty. In 2018, we expect our private label credit card sales penetration to reach 50% in our department stores. In our off-price stores, we have set a long-term goal for our private label credit card sales penetration to reach 25%. Our Style Circle Rewards® program has nearly 8 million members, and we enrolled our 1 millionth gRewards® member during the first quarter 2018.

•
Guest Experience - We are enhancing the guest experience in our stores by refocusing on service and a selling culture and maintaining an ongoing flow of new merchandise offerings. In addition, we are dedicated to providing our guests with a seamless omni-channel experience through our Web @ POS and Buy Online, Ship-to-Store programs. Web @ POS, which offers in-store guests access to our full online assortment, delivered a sales increase of more than 40% in the first quarter 2018 as compared to our previous program for shipping merchandise direct to guests from our stores in the first quarter 2017. Our Buy Online, Ship-to-Store orders are now more than 25% of total e-commerce orders, with 30% of those guests buying additional items when they visit the store to pick up their orders.

Non-GAAP Financial Measures

The following table presents earnings before interest and taxes (EBIT), a non-GAAP financial measure. We believe the presentation of this supplemental non-GAAP financial measure enhances an investor’s understanding of our financial performance. In addition, management uses this non-GAAP financial measure to assess the results of our operations. Non-GAAP financial information should not be considered in isolation or viewed as a substitute for net income, cash flow from operations, diluted earnings per common share or other measures of performance as defined by GAAP.  Moreover, the inclusion of non-GAAP financial information as used herein is not necessarily comparable to other similarly titled measures of other companies due to the potential inconsistencies in the method of presentation and items considered. The following table sets forth the supplemental financial information and the reconciliation of GAAP disclosures to non-GAAP financial measures (in thousands):

	Three Months Ended
	May 5, 2018	April 29, 2017
Net loss (GAAP)	$(31,678)	$(18,987)
Interest expense	2,253	1,586
Income tax expense (benefit)	150	(8,890)
EBIT (non-GAAP)	$(29,275)	$(26,291)

First Quarter 2018 Compared to First Quarter 2017

The following table sets forth the results of operations for the periods presented (in thousands, except percentages):

	Three Months Ended
	May 5, 2018		April 29, 2017		Change
	Amount	% to Sales (a)	Amount	% to Sales (a)	Amount	%
Net sales	$344,229	100.0%	$308,607	100.0%	$35,622	11.5%
Credit income	15,514	4.5%	12,928	4.2%	2,586	20.0%
Total revenues	359,743	104.5%	321,535	104.2%	38,208	11.9%
Cost of sales and related buying, occupancy and distribution expenses	281,741	81.8%	246,389	79.8%	35,352	14.3%
Selling, general and administrative expenses	107,277	31.2%	101,437	32.9%	5,840	5.8%
Interest expense	2,253	0.7%	1,586	0.5%	667
Loss before income tax	(31,528)	(9.2)%	(27,877)	(9.0)%	(3,651)
Income tax expense (benefit)	150	—%	(8,890)	(2.9)%	9,040
Net loss	$(31,678)	(9.2)%	$(18,987)	(6.2)%	$(12,691)

(a) Percentages may not foot due to rounding.

Net Sales

Sales increased $35.6 million, or 11.5%, to $344.2 million for the first quarter 2018 from $308.6 million for the first quarter 2017, primarily due to a $49.6 million increase in our Gordmans store sales, partially offset by a decrease in our department store sales. The decrease in our department store sales in first quarter 2018 as compared to the first quarter 2017, was driven by store closures and a 2.8% decrease in comparable sales. Comparable sales reflect a 2.8% decrease in the number of transactions and a flat average transaction value. Comparable sales for the first quarter 2018 were negatively impacted by cold weather that spread across our geography in late March and early April during the Easter holiday shopping season.

Comparable sales for our stores in Texas, Louisiana, Oklahoma and New Mexico, where the economies are generally impacted by the oil and gas industry, outperformed the balance of our chain in the first quarter 2018 compared to the first quarter 2017. Comparable sales in these four states were down 1.4%, while comparable sales in the balance of our chain were down 4.5%.

Our non-apparel categories outperformed our apparel categories. Non-apparel comparable sales increased 3.4% and apparel comparable sales decreased 6.4%. Home, gifts, cosmetics, handbags, men’s and footwear were our best performing merchandise categories. Our best performing apparel areas were activewear and denim.

Credit Income

Credit income earned from our private label credit card program increased $2.6 million, or 20.0%, to $15.5 million for the first quarter 2018 from $12.9 million for the first quarter 2017, primarily due to incremental credit income from our Gordmans stores.

Cost of Sales

Cost of sales increased $35.4 million, or 14.3%, to $281.7 million for the first quarter 2018 from $246.4 million for the first quarter 2017. Cost of sales as a percent of sales increased 200 basis points to 81.8% for the first quarter 2018 from 79.8% for the first quarter 2017. The increase in the cost of sales rate reflects an increase of 170 basis points in the merchandise costs of sales rate due to added promotional activities in response to the challenging mid-quarter sales environment, and an increase of 30 basis points in the buying, occupancy and distribution expenses rate.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses for the first quarter 2018 increased $5.8 million to $107.3 million from $101.4 million for the first quarter 2017. The increase in SG&A expenses is primarily attributable to higher store expenses from the addition of our Gordmans stores. As a percent of sales, SG&A expenses decreased to 31.2% for the first quarter 2018 from 32.9% for the first quarter 2017.

Interest Expense

Net interest expense was $2.3 million for the first quarter 2018, compared to $1.6 million for the first quarter 2017. Interest expense is primarily comprised of interest on borrowings under the Revolving Credit Facility, related letters of credit and commitment fees, amortization of debt issuance costs and interest on finance obligations. The increase in interest expense is primarily due to an increase in average borrowings and higher interest rates under the Revolving Credit Facility for the first quarter 2018 compared to the first quarter 2017. For the first quarter 2018, the weighted average interest rate on outstanding borrowings and the average daily borrowings were 3.15% and $247.5 million, respectively, as compared to 2.43% and $192.3 million for the first quarter 2017.

Income Taxes

Our effective income tax rate for the first quarter 2018 was 0.5%, resulting in an estimated tax expense of $0.2 million. This compares to an effective tax rate of 31.9% and an income tax benefit of $8.9 million for the first quarter 2017. The lower effective income tax rate in the first quarter 2018 compared to the first quarter 2017 is primarily due to the valuation of all tax benefits due to the uncertainty of realization, which is dependent upon generation of taxable income.

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

We believe that our sources of liquidity will be sufficient to cover working capital needs, planned capital expenditures and debt service requirements for the remainder of 2018 and the foreseeable future.

Key components of our cash flow are summarized below (in thousands):

	Three Months Ended
	May 5, 2018	April 29, 2017
Net cash (used in) provided by:
Operating activities	$(68,655)	$(313)
Investing activities	(6,885)	(39,979)
Financing activities	83,381	48,177

Operating Activities

During the first quarter 2018, we used $68.7 million in cash from operating activities. Net loss, adjusted for non-cash expenses, used cash of approximately $14.7 million. Changes in operating assets and liabilities used net cash of approximately $54.0 million, which included a $39.2 million increase in merchandise inventories, primarily due to the seasonal build of inventories, partially offset by a $4.3 million decrease in other assets and a $19.1 million decrease in accounts payable and other liabilities.

During the first quarter 2017, we used $0.3 million in cash from operating activities. Net loss, adjusted for non-cash expenses, used cash of approximately $1.7 million.  Changes in operating assets and liabilities provided net cash of approximately $0.3 million, which included a $32.0 million increase in merchandise inventories primarily due to the seasonal build of inventories, an increase in other assets of $7.2 million and an increase in accounts payable and other liabilities of $39.5 million. Additionally, cash flows from operating activities included construction allowances from landlords of $1.0 million, which funded a portion of the capital expenditures related to store leasehold improvements in relocated, expanded and remodeled stores.

The increase in cash used in operating activities in the first quarter 2018 compared to the first quarter 2017 reflects a shift in the timing of payments due to earlier merchandise receipts and a higher payables balance at the end of 2017 compared to 2016.

Investing Activities

Net cash used in investing activities was $6.9 million for the first quarter 2018, compared to $40.0 million for the first quarter 2017. Investing activities for the first quarter 2017 included $33.8 million paid for the Gordmans Acquisition, which was funded with existing cash and availability under the Revolving Credit Facility, and was predominately for inventory acquired.

Capital expenditures were $6.9 million for the first quarter 2018, compared to $7.4 million for the first quarter 2017, reflecting a decrease in store expansions and remodels. We received construction allowances from landlords of $1.0 million in the first quarter 2017 to fund a portion of the capital expenditures related to store leasehold improvements. These funds are recorded as a deferred rent credit on the balance sheet and are recognized as an offset to rent expense over the lease term commencing with the date the allowances are earned.

We estimate that capital expenditures in 2018, net of construction allowances to be received from landlords, will be approximately $30.0 million to $35.0 million. The expenditures will principally be for investments in our stores, technology, omni-channel and supply-chain.

Financing Activities

Net cash provided by financing activities for the first quarter 2018 was $83.4 million, compared to $48.2 million for the first quarter 2017. The change is primarily due to increased net borrowings under the Revolving Credit Facility.

We use the Revolving Credit Facility to provide financing for working capital and general corporate purposes, as well as to finance capital expenditures and to support our letter of credit requirements. Borrowings are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Revolving Credit Facility agreement. Inventory, cash and cash equivalents are pledged as collateral. The daily interest rates are determined by a prime rate or LIBOR, plus an applicable margin, as set forth in the Revolving Credit Facility agreement. For the first quarter 2018, the weighted average interest rate on outstanding borrowings and the average daily borrowings were 3.15% and $247.5 million, respectively, compared to 2.43% and $192.3 million for the first quarter 2017.

Letters of credit issued under the Revolving Credit Facility support certain merchandise purchases and collateralize retained risks and deductibles under various insurance programs. At May 5, 2018, outstanding letters of credit totaled approximately $6.2 million. These letters of credit expire within 12 months of issuance, but may be renewed. Excess borrowing availability under the Revolving Credit Facility at May 5, 2018 was $67.2 million, improving to $80.4 million at June 2, 2018.

The Revolving Credit Facility agreement contains covenants which, among other things, restrict, based on required levels of excess availability, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends to $30.0 million in a fiscal year, and (iii) the repurchase of common stock under certain circumstances. The agreement also contains a fixed charge coverage ratio covenant in the event excess availability is below a defined threshold or an event of default has occurred. At May 5, 2018, we were in compliance with the debt covenants of the agreement and we expect to remain in compliance.

During the first quarter 2018, we paid $1.4 million in cash dividends. On May 24, 2018, our Board declared a quarterly cash dividend of $0.05 per share of common stock, payable on June 20, 2018 to shareholders of record at the close of business on June 5, 2018.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in our internal control over financial reporting during the three months ended May 5, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

No response is required under Item 103 of Regulation S-K.

ITEM 1A.    RISK FACTORS

There have not been any material changes from the risk factors as previously disclosed in the Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 7, 2011, our Board approved a stock repurchase program (“2011 Stock Repurchase Program”), which authorized us to repurchase up to $200.0 million of our outstanding common stock. The 2011 Stock Repurchase Program will expire when we have exhausted the authorization, unless terminated earlier by our Board. Through May 5, 2018, we repurchased approximately $141.6 million of our outstanding common shares under the 2011 Stock Repurchase Program. Also in March 2011, our Board authorized us to repurchase shares of our outstanding common stock equal to the amount of the proceeds and related tax benefits from the exercise of stock options, stock appreciation rights and other equity grants. Purchases of shares of our common stock may be made from time to time, either on the open market or through privately negotiated transactions and are financed by our existing cash, cash flow and other liquidity sources, as appropriate.

The table below sets forth information regarding our repurchases of common stock during the three months ended May 5, 2018:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)

February 4, 2018 to March 3, 2018	5,347	$1.92	—	$58,351,202

March 4, 2018 to April 7, 2018	81,763	2.20	—	$58,351,202

April 8, 2018 to May 5, 2018	4,757	2.98	—	$58,351,202

Total	91,867	$2.23	—

(a) Although we did not repurchase any of our common stock during the three months ended May 5, 2018 under the 2011 Stock Repurchase Program:

•
We reacquired 73,550 shares of common stock from certain employees to cover tax withholding obligations from the vesting of restricted stock at a weighted average acquisition price of $2.22 per common share; and

•
The trustee of the grantor trust established by us for the purpose of holding assets under our deferred compensation plan purchased an aggregate of 18,317 shares of our common stock in the open market at a weighted average price of $2.27 in connection with the option to invest in our stock under the deferred compensation plan and reinvestment of dividends paid on our common stock held in trust in the deferred compensation plan.

(b) Reflects the $200.0 million authorized under the 2011 Stock Purchase Program, less the $141.6 million repurchased as of May 5, 2018 using our existing cash, cash flow and other liquidity sources since March 2011.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

The following documents are the exhibits to this Form 10-Q. For convenient reference, each exhibit is listed according to the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description

10.1†	Form of Stage Stores Incentive Award Agreement is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 23, 2018.

10.2†
Form of Stage Stores Performance Unit Award Agreement under the Stage Stores 2017 Long-Term Incentive Plan is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 23, 2018.

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

STAGE STORES, INC.

Dated: June 14, 2018	/s/ Michael L. Glazer
Michael L. Glazer
President and Chief Executive Officer
(Principal Executive Officer)

Dated: June 14, 2018	/s/ Oded Shein
Oded Shein
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)