Form 10-Q
period 2018-08-04
STAGE STORES INC
filed 2018-09-13
CIK 6885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 4, 2018

or

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

As of September 6, 2018, there were 28,242,790 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Stage Stores, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(Unaudited)

		February 3, 2018	July 29, 2017
	August 4, 2018	As Adjusted	As Adjusted
ASSETS
Cash and cash equivalents	$26,573	$21,250	$26,132
Merchandise inventories, net	476,883	438,377	458,319
Prepaid expenses and other current assets	48,525	52,407	64,443
Total current assets	551,981	512,034	548,894

Property, equipment and leasehold improvements, net of accumulated depreciation of $722,938, $699,788 and $721,472, respectively	236,151	252,788	269,977
Intangible assets	17,135	17,135	17,135
Other non-current assets, net	24,409	24,449	23,925
Total assets	$829,676	$806,406	$859,931

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$122,680	$145,991	$126,904
Current portion of debt obligations	3,542	2,985	3,050
Accrued expenses and other current liabilities	73,506	64,442	70,754
Total current liabilities	199,728	213,418	200,708

Long-term debt obligations	268,682	180,350	227,385
Other long-term liabilities	65,431	68,524	78,209
Total liabilities	533,841	462,292	506,302

Commitments and contingencies

Common stock, par value $0.01, 100,000 shares authorized, 33,418, 32,806 and 32,766 shares issued, respectively	334	328	328
Additional paid-in capital	421,621	418,658	414,524
Treasury stock, at cost, 5,175 shares, respectively	(43,388)	(43,298)	(43,210)
Accumulated other comprehensive loss	(4,823)	(5,177)	(5,385)
Accumulated deficit	(77,909)	(26,397)	(12,628)
Total stockholders' equity	295,835	344,114	353,629
Total liabilities and stockholders' equity	$829,676	$806,406	$859,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
		July 29, 2017		July 29, 2017
	August 4, 2018	As Adjusted	August 4, 2018	As Adjusted
Net sales	$369,294	$377,081	$713,523	$685,688
Credit income	14,305	13,190	29,819	26,118
Total revenues	383,599	390,271	743,342	711,806
Cost of sales and related buying, occupancy and distribution expenses	286,807	284,140	568,548	530,529
Selling, general and administrative expenses	110,914	113,833	218,191	215,270
Interest expense	2,650	1,918	4,903	3,504
Loss before income tax	(16,772)	(9,620)	(48,300)	(37,497)
Income tax expense (benefit)	150	(3,362)	300	(12,252)
Net loss	$(16,922)	$(6,258)	$(48,600)	$(25,245)

Other comprehensive income:
Amortization of employee benefit related costs, net of tax of $0, $81, $0 and $161, respectively	$155	$132	$354	$263
Total other comprehensive income	155	132	354	263
Comprehensive loss	$(16,767)	$(6,126)	$(48,246)	$(24,982)

Loss per share:
Basic	$(0.60)	$(0.23)	$(1.74)	$(0.93)
Diluted	$(0.60)	$(0.23)	$(1.74)	$(0.93)

Weighted average shares outstanding:
Basic	28,152	27,535	27,959	27,401
Diluted	28,152	27,535	27,959	27,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended
		July 29, 2017
	August 4, 2018	As Adjusted
Cash flows from operating activities:
Net loss	$(48,600)	$(25,245)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization and impairment of long-lived assets	31,217	33,177
Loss (gain) on retirements of property, equipment and leasehold improvements	17	(528)
Deferred income taxes	—	5,520
Stock-based compensation expense	3,049	4,312
Amortization of debt issuance costs	148	144
Deferred compensation obligation	90	(76)
Amortization of employee benefit related costs	354	424
Construction allowances from landlords	757	1,098
Other changes in operating assets and liabilities:
Increase in merchandise inventories	(38,506)	(18,199)
Decrease (increase) in other assets	2,412	(23,240)
(Decrease) increase in accounts payable and other liabilities	(19,958)	30,802
Net cash (used in) provided by operating activities	(69,020)	8,189

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(12,822)	(15,502)
Proceeds from insurance and disposal of assets	1,802	1,307
Business acquisition	—	(36,144)
Net cash used in investing activities	(11,020)	(50,339)

Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	298,509	277,013
Payments of revolving credit facility borrowings	(233,148)	(211,891)
Proceeds from long-term debt obligation	25,000	—
Payments of long-term debt obligations	(1,472)	(4,850)
Payments of debt issuance costs	(354)	(8)
Payments for stock related compensation	(260)	(135)
Cash dividends paid	(2,912)	(5,650)
Net cash provided by financing activities	85,363	54,479
Net increase in cash and cash equivalents	5,323	12,329

Cash and cash equivalents:
Beginning of period	21,250	13,803
End of period	$26,573	$26,132

Supplemental disclosures including non-cash investing and financing activities:
Interest paid	$4,866	$3,324
Income taxes paid	$14	$247
Unpaid liabilities for capital expenditures	$4,798	$5,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
For the Six Months Ended August 4, 2018
(in thousands, except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares	Amount		Shares	Amount			Total
Balance at February 3, 2018	32,806	$328	$418,658	(5,175)	$(43,298)	$(5,177)	$(26,397)	$344,114
Net loss	—	—	—	—	—	—	(48,600)	(48,600)
Other comprehensive income	—	—	—	—	—	354	—	354
Dividends on common stock, $0.10 per share	—	—	—	—	—	—	(2,912)	(2,912)
Deferred compensation	—	—	90	—	(90)	—	—	—
Issuance of equity awards, net	612	6	(6)	—	—	—	—	—
Tax withholdings paid for net settlement of stock awards	—	—	(170)	—	—	—	—	(170)
Stock-based compensation expense	—	—	3,049	—	—	—	—	3,049
Balance at August 4, 2018	33,418	$334	$421,621	(5,175)	$(43,388)	$(4,823)	$(77,909)	$295,835

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

We are a retailer of trend-right, moderately priced, name-brand apparel, accessories, cosmetics, footwear and home goods. As of August 4, 2018, we operated in 42 states through 764 BEALLS, GOODY’S, PALAIS ROYAL, PEEBLES and STAGE specialty department stores and 59 GORDMANS off-price stores, as well as an e-commerce website. Our department stores are predominantly located in small towns and rural communities. Our off-price stores are predominantly located in mid-sized, non-rural Midwest markets.

References to a particular year are to our fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year.  For example, a reference to “2018” is a reference to the fiscal year ending February 2, 2019, and “2017” is a reference to the fiscal year ended February 3, 2018. Fiscal years 2018 and 2017 are comprised of 52 weeks and 53 weeks, respectively. References to the “three months ended August 4, 2018” and “three months ended July 29, 2017” are for the respective 13-week fiscal quarters. References to quarters relate to our fiscal quarters. References to the “six months ended August 4, 2018” and “six months ended July 29, 2017” are for the respective 26-week fiscal periods.

On April 7, 2017, we acquired select assets of Gordmans Stores, Inc. and its subsidiaries through a bankruptcy auction (“Gordmans Acquisition”). The results of the Gordmans branded stores that we operated since the Gordmans Acquisition are included in our condensed consolidated statements of operations (see Note 9).

 Recently Adopted Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), and subsequently issued related ASUs, which were incorporated into Topic 606. Under Topic 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The standard establishes a five-step revenue recognition model, which includes (i) identifying the contract with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. The standard also requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  On February 4, 2018, we adopted the new standard using the full retrospective method. As a result of the adoption of ASU 2014-09, the condensed consolidated statements of operations reflect the reclassification of credit income related to our private label credit card program from selling, general and administrative expenses to revenue. In addition, the condensed consolidated balance sheets and condensed consolidated statement of cash flows reflect the reclassification of the asset for the right to recover sales return merchandise from merchandise inventories to prepaid expenses and other current assets. The tables that follow depict the impact of the reclassification adjustments on the prior period financial statement presentations.

The condensed consolidated balance sheets reflect the reclassification of the asset for the right to recover sales return merchandise from merchandise inventories to prepaid expenses and other current assets.

Condensed Consolidated Balance Sheets (in thousands)
	February 3, 2018	ASU 2014-09	February 3, 2018
	As previously reported	Adjustments	As adjusted
Assets:
Merchandise inventories, net	$439,735	$(1,358)	$438,377
Prepaid expenses and other current assets	51,049	1,358	52,407

	July 29, 2017	ASU 2014-09	July 29, 2017
	As previously reported	Adjustments	As adjusted
Assets:
Merchandise inventories, net	$460,405	$(2,086)	$458,319
Prepaid expenses and other current assets	62,357	2,086	64,443

The condensed consolidated statement of operations reflects the reclassification of credit income from selling, general and administrative expenses to revenue.

Condensed Consolidated Statement of Operations and Comprehensive Loss (in thousands)
	Three Months Ended		Three Months Ended
	July 29, 2017	ASU 2014-09	July 29, 2017
	As previously reported	Adjustments	As adjusted
Net sales	$377,081	$—	$377,081
Credit income	—	13,190	13,190
Total revenues	377,081	13,190	390,271
Selling, general and administrative expenses	100,643	13,190	113,833

	Six Months Ended		Six Months Ended
	July 29, 2017	ASU 2014-09	July 29, 2017
	As previously reported	Adjustments	As adjusted
Net sales	685,688	—	685,688
Credit income	—	26,118	26,118
Total revenues	685,688	26,118	711,806
Selling, general and administrative expenses	189,152	26,118	215,270

The condensed consolidated statement of cash flows reflects the reclassification of the asset for the right to recover merchandise returned from merchandise inventories to prepaid expenses and other current assets.

Condensed Consolidated Statement of Cash Flows (in thousands)
	Six Months Ended		Six Months Ended
	July 29, 2017	ASU 2014-09	July 29, 2017
	As previously reported	Adjustments	As adjusted
Cash flows from operating activities:
Increase in merchandise inventories	$(19,251)	$1,052	$(18,199)
Increase in other assets	(22,188)	(1,052)	(23,240)

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

Recent Accounting Pronouncements Not Yet Adopted. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. The new standard requires lessees to recognize a right-of-use asset and lease liability on the balance sheet for all leases with terms longer than 12 months. A policy election can be made, by underlying asset class, to keep leases with an initial term of 12 months or less off the balance sheet and recognize those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. Consistent with current GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a financing or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require both types of leases to be recognized on the balance sheet. As a result, lessees will be required to put most leases on their balance sheets while recognizing expense on their income statements in a manner similar to current accounting. In addition, this guidance requires disclosures about the amount, timing and uncertainty of cash flows arising from leases. The new standard will be effective for us in the first quarter of fiscal 2019, which begins on February 3, 2019. ASU 2016-02 requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.
In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) - Targeted Improvements, which provides an optional transition method for the adoption of the new leases standard. If elected, the comparative periods would continue to be reported under the legacy guidance in Topic 840, including the related disclosures, and a cumulative-effect adjustment would be made to retained earnings as of the adoption date.
In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which clarifies certain aspects of the new leases standard. The amendments in this ASU address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments, among other things. The amendments have the same effective date and transition requirements as the new leases standard.
We continue to evaluate the impact that the adoption of Topic 842 will have on our consolidated financial statements and disclosures, including the effect of the optional practical expedients permitted under the transition guidance. Based on our assessment to date, we expect the adoption of Topic 842 will result in a significant increase in lease-related assets and liabilities on our consolidated balance sheets. The ultimate impact of adopting the new standard will depend on our lease portfolio as of the adoption date.

NOTE 2 - DEBT OBLIGATIONS

Debt obligations for each period presented consisted of the following (in thousands):

	August 4, 2018	February 3, 2018	July 29, 2017
Revolving credit facility	$244,649	$179,288	$224,824
Term loan	25,000	—	—
Finance obligations	1,064	1,549	2,142
Other financing	1,511	2,498	3,469
Total debt obligations	272,224	183,335	230,435
Less: Current portion of debt obligations	3,542	2,985	3,050
Long-term debt obligations	$268,682	$180,350	$227,385

On August 3, 2018, we entered into an amendment to our senior secured revolving credit facility agreement (“credit facility” or “credit facility agreement”). The amendment provides us with a $25.0 million term loan, which increased total availability under our credit facility from $400.0 million to $425.0 million, with a seasonal increase to $450.0 million and a $25.0 million letter of credit sublimit. Both the existing credit facility and the term loan mature on December 16, 2021. The term loan is payable in quarterly installments of $0.6 million beginning on February 4, 2019, with the remaining balance due upon maturity.

We use the credit facility to provide financing for working capital and general corporate purposes, as well as to finance capital expenditures and to support our letter of credit requirements. Borrowings under the credit facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the credit facility agreement. The credit facility is secured by our inventory, cash, cash equivalents, and substantially all of our other assets. The daily interest rates are determined by a prime rate or LIBOR, plus an applicable margin, as set forth in the credit facility agreement. For the six months ended August 4, 2018, the weighted average interest rate on outstanding borrowings and the average daily borrowings on the credit facility, including the term loan, were 3.30% and $259.9 million, respectively.

Letters of credit issued under the credit facility support certain merchandise purchases and collateralize retained risks and deductibles under various insurance programs. At August 4, 2018, outstanding letters of credit totaled approximately $12.4 million. These letters of credit expire within 12 months of issuance and may be renewed.

The credit facility agreement contains a covenant requiring us to maintain excess availability at or above $35.0 million or 10% of the Adjusted Combined Loan Cap (as defined therein). The credit facility agreement also contains covenants which, among other things, restrict (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends to $30.0 million in a fiscal year, and (iii) the repurchase of common stock under certain circumstances. At August 4, 2018, we were in compliance with the debt covenants of the credit facility agreement and we expect to remain in compliance. Excess availability under the credit facility was $95.2 million as of August 4, 2018.

NOTE 3 - REVENUE

Net Sales

We recognize revenue for merchandise sales, net of expected returns and sales tax, at the time of in-store purchase or delivery of the product to our guest. When merchandise is shipped to our guests, we estimate receipt based on historical experience. Revenue is deferred and a liability is established for sales returns based on historical return rates and sales for the return period. We recognize an asset and corresponding adjustment to cost of sales for our right to recover returned merchandise. At each financial reporting date, we assess our estimates of expected returns, refund liabilities and return assets. For merchandise sold in our stores and online, tender is accepted at the point of sale. When we receive payment before the guest has taken possession of the merchandise, the amount received is recorded as deferred revenue until the transaction is complete. Our performance obligations for unfulfilled merchandise orders are typically satisfied within one week. Shipping and handling fees charged to guests relate to fulfillment activities and are included in net sales with the corresponding costs recorded in cost of sales.

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

Under our loyalty programs, members can accumulate points, based on their spending, toward earning a reward certificate that can be redeemed for future merchandise purchases. Points earned by loyalty members reset to zero at the end of each calendar year. Reward certificates expire 30 and 60 days after the date of issuance for our department stores and off-price stores, respectively. We allocate and defer a portion of our sales to reward certificates expected to be earned, based on the relative stand-alone sales transaction price and reward certificate value, and recognize the reward certificate as a net sale when it is redeemed.

The following table presents the composition of net sales by merchandise category (in thousands):

	Three Months Ended
	August 4, 2018			July 29, 2017
Merchandise Category	Department Stores	Off-price Stores	Total Company	Department Stores	Off-price Stores	Total Company
Women’s	$117,209	$19,264	$136,473	$126,695	$17,022	$143,717
Men’s	53,124	8,913	62,037	54,442	7,625	62,067
Children's	29,400	7,530	36,930	29,397	6,217	35,614
Apparel	199,733	35,707	235,440	210,534	30,864	241,398

Footwear	45,141	4,505	49,646	43,864	756	44,620
Accessories	18,426	3,889	22,315	20,991	5,184	26,175
Cosmetics/Fragrances	31,287	2,428	33,715	32,860	2,558	35,418
Home/Gifts/Other	11,989	16,746	28,735	11,093	16,175	27,268
Non-apparel	106,843	27,568	134,411	108,808	24,673	133,481

Revenue adjustments not allocated (a)	(281)	(276)	(557)	2,224	(22)	2,202

Net sales	$306,295	$62,999	$369,294	$321,566	$55,515	$377,081

	Six Months Ended
	August 4, 2018			July 29, 2017
Merchandise Category	Department Stores	Off-price Stores	Total Company	Department Stores	Off-price Stores	Total Company
Women’s	$220,696	$39,231	$259,927	$240,087	$22,126	$262,213
Men’s	94,460	16,458	110,918	96,914	9,694	106,608
Children's	58,478	15,626	74,104	62,085	8,150	70,235
Apparel	373,634	71,315	444,949	399,086	39,970	439,056

Footwear	89,624	9,324	98,948	89,507	1,161	90,668
Accessories	37,298	8,255	45,553	41,253	6,779	48,032
Cosmetics/Fragrances	62,473	4,910	67,383	61,797	3,285	65,082
Home/Gifts/Other	24,798	35,253	60,051	22,009	21,162	43,171
Non-apparel	214,193	57,742	271,935	214,566	32,387	246,953

Revenue adjustments not allocated (a)	(3,169)	(192)	(3,361)	219	(540)	(321)

Net sales	$584,658	$128,865	$713,523	$613,871	$71,817	$685,688

(a) Includes adjustments related to deferred revenue, estimated sales returns, breakage income, shipping and miscellaneous revenues, which are not allocated to merchandise categories.

Contract Liabilities

Contract liabilities reflect our performance obligations related to gift cards, merchandise credits, loyalty program rewards and merchandise orders that have not been satisfied as of a given date, and therefore, revenue recognition has been deferred. Contract liabilities are recorded in accrued expenses and other current liabilities. Contract liabilities for each period presented were as follows (in thousands):

	August 4, 2018	February 3, 2018	July 29, 2017
Gift cards and merchandise credits, net	$9,657	$12,122	$8,883
Loyalty program rewards, net	4,612	1,118	630
Merchandise fulfillment liability	850	234	886
Total contract liabilities	$15,119	$13,474	$10,399

The following table summarizes contract liability activity for each period presented (in thousands):

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Beginning balance	14,028	11,303	$13,474	$11,669
Net sales recognized during the period from amounts included in contract liability balances at the beginning of the period	(5,484)	(3,833)	(6,284)	(4,403)
Current period additions to contract liability balances included in contract liability balances at the end of the period	6,575	2,929	7,929	3,133
Ending balance	$15,119	$10,399	$15,119	$10,399

Credit Income

The portfolio for our private label credit card is owned and serviced by Comenity Bank, an affiliate of Alliance Data Systems Corporation. Comenity Bank manages the account activation, receivables funding, card authorization, card issuance, statement generation, remittance processing and guest service functions for our private label credit card program. We perform certain duties, including electronic processing and transmitting of transaction records, and executing marketing promotions designed to increase card usage. We also accept payments in our stores from cardholders on behalf of Comenity Bank. We receive a monthly net portfolio yield payment from Comenity Bank, and we can potentially earn an annual bonus based upon the performance of the private label credit card portfolio. The receivable for credit income, which is recorded in prepaid expenses and other current assets, was $4.7 million, $5.8 million, $4.1 million and $4.9 million as of August 4, 2018, February 3, 2018, July 29, 2017 and January 28, 2017, respectively.

NOTE 4 - STOCK-BASED COMPENSATION

Stock-based compensation expense by type of grant for each period presented was as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Non-vested stock	1,079	1,395	$2,266	$2,903
Restricted stock units	259	129	751	202
Stock-settled performance share units	412	735	783	1,409
Cash-settled performance share units	96	—	150	—
Total stock-based compensation expense	1,846	2,259	3,950	4,514
Related tax benefit	—	(849)	—	(1,697)
Stock-based compensation expense, net of tax	$1,846	$1,410	$3,950	$2,817

As of August 4, 2018, we have estimated unrecognized compensation cost of $12.9 million related to stock-based compensation awards granted, which is expected to be recognized over a weighted average period of 2.3 years.

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

The following table summarizes non-vested stock activity for the six months ended August 4, 2018:

Non-vested Stock	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at February 3, 2018	1,637,037	$6.67
Granted	631,266	2.41
Vested	(688,534)	7.19
Forfeited	(50,478)	3.03
Outstanding at August 4, 2018	1,529,291	4.79

The weighted-average grant date fair value for non-vested stock granted during the six months ended August 4, 2018 and July 29, 2017 was $2.41 and $2.21, respectively. The aggregate intrinsic value of non-vested stock that vested during the six months ended August 4, 2018 and July 29, 2017, was $1.6 million and $1.1 million, respectively. The payment of the employees’ tax liability for a portion of the vested shares was satisfied by withholding shares with a fair value equal to the tax liability. As a result, the actual number of shares issued during six months ended August 4, 2018 was 612,037.

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

The following table summarizes RSU activity for the six months ended August 4, 2018:

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at February 3, 2018	1,283,750	$2.14
Granted	1,375,000	2.19
Vested	(320,936)	2.14
Outstanding at August 4, 2018	2,337,814	2.17

Stock-settled Performance Share Units (“Stock-settled PSUs”)

We grant stock-settled PSUs as a means of rewarding management for our long-term performance based on total shareholder return relative to a specific group of companies over a three-year performance cycle. These awards cliff vest following a three-year performance cycle, and if earned, are settled in shares of our common stock, unless otherwise determined by our Board of Directors (“Board”), or its Compensation Committee. The actual number of shares of our common stock that may be earned ranges from zero to a maximum of twice the number of target units awarded to the recipient. Grant recipients do not have any shareholder rights on unvested or unearned stock-settled PSUs. The fair value of these PSUs is estimated using a Monte Carlo simulation, based on the expected term of the award, a risk-free rate, expected dividends, expected volatility, and share price of our common stock and the specified peer group. The expected term is estimated based on the vesting period of the awards, the risk-free rate is based on the yield on U.S. Treasury securities matching the vesting period, and the volatility is based on the historical volatility over the expected term. Compensation expense is recognized ratably over the corresponding vesting period for stock-settled PSUs.

The following table summarizes stock-settled PSU activity for the six months ended August 4, 2018:

Period Granted	Target PSUs Outstanding at February 3, 2018	Target PSUs Granted	Target PSUs Outstanding at August 4, 2018	Weighted Average Grant Date Fair Value per Target PSU
2016	321,706	—	321,706	$8.69
2017	600,000	—	600,000	1.80
2018	—	280,000	280,000	3.05
Total	921,706	280,000	1,201,706	3.94

The weighted-average grant date fair value for stock-settled PSUs granted during the six months ended August 4, 2018 and July 29, 2017 was $3.05 and $1.80, respectively. No stock-settled PSUs vested during the six months ended August 4, 2018 and July 29, 2017, respectively.

Cash-settled Performance Share Units (“Cash-settled PSUs”)

We grant cash-settled PSUs as a means of rewarding management for our long-term performance based on total shareholder return relative to a specific group of companies over a three-year performance cycle. These awards cliff vest following a three-year performance cycle, and if earned, are settled in cash. The amount of settlement ranges from zero to a maximum of twice the number of target units awarded multiplied by the fair market value of one share of our common stock on the vesting date. Grant recipients do not have any shareholder rights on unvested or unearned cash-settled PSUs. Cash-settled PSUs are accounted for as a liability in accordance with accounting guidance for cash settled stock awards. The liability for cash-settled PSUs is remeasured based on their fair value at each reporting period until the award vests, which is estimated using a Monte Carlo simulation. Assumptions used in the valuation include the expected term of the award, a risk-free rate, expected dividends, expected volatility, and share price of our common stock and the specified peer group. The expected term is estimated based on the vesting period of the awards, the risk-free rate is based on the yield on U.S. Treasury securities matching the vesting period, and the volatility is based on the historical volatility over the expected term. Compensation expense is recognized ratably over the corresponding vesting period and adjusted with changes in the fair value of the liability.

The following table summarizes cash-settled PSU activity six months ended August 4, 2018:

Period Granted	Target PSUs Outstanding at February 3, 2018	Target PSUs Granted	Target PSUs Outstanding at August 4, 2018	Weighted Average Grant Date Fair Value per Target PSU
2018	—	460,000	460,000	$3.05

Stock Appreciation Rights (“SARs”)

Prior to 2012, we granted SARs to our employees, which generally vested 25% annually over a four-year period from the grant date. Outstanding SARs expire, if not exercised or forfeited, within seven years from the grant date.

The following table summarizes SARs activity for the six months ended August 4, 2018:

Stock Appreciation Rights	Number of Shares	Weighted Average Exercise Price
Outstanding, vested and exercisable at February 3, 2018	97,900	$18.83
Expired	(97,900)	18.83
Outstanding, vested and exercisable at August 4, 2018	—

NOTE 5 - EARNINGS PER SHARE

The following tables show the computation of basic and diluted loss per common share for each period presented (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Basic:
Net loss	$(16,922)	$(6,258)	$(48,600)	$(25,245)
Distributed earnings allocated to participating securities	(68)	(51)	(131)	(202)
Net loss allocated to common shares	(16,990)	(6,309)	(48,731)	(25,447)

Basic weighted average shares outstanding	28,152	27,535	27,959	27,401
Basic loss per share	$(0.60)	$(0.23)	$(1.74)	$(0.93)

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Diluted:
Net loss	$(16,922)	$(6,258)	$(48,600)	$(25,245)
Distributed earnings allocated to participating securities	(68)	(51)	(131)	(202)
Net loss allocated to common shares	(16,990)	(6,309)	(48,731)	(25,447)

Basic weighted average shares outstanding	28,152	27,535	27,959	27,401
Dilutive effect of stock awards	—	—	—	—
Diluted weighted average shares outstanding	28,152	27,535	27,959	27,401
Diluted loss per share	$(0.60)	$(0.23)	$(1.74)	$(0.93)

The number of shares attributable to outstanding stock-based compensation awards that would have been considered dilutive securities, but were excluded from the calculation of diluted loss per common share because the effect was anti-dilutive were as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Number of anti-dilutive shares due to net loss for the period	357	—	248	—
Number of anti-dilutive SARs due to exercise price greater than average market price of our common stock	—	119	29	138

NOTE 6 - STOCKHOLDERS’ EQUITY

During the six months ended August 4, 2018, we paid $2.9 million in cash dividends. On August 23, 2018, our Board declared a quarterly cash dividend of $0.05 per share of common stock, payable on September 19, 2018 to shareholders of record at the close of business on September 4, 2018.

NOTE 7 - PENSION PLAN

We sponsor a frozen defined benefit pension plan. The components of net periodic pension cost, which were recognized in selling, general and administrative expenses, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Employer service cost	$133	$120	$256	$245
Interest cost on pension benefit obligation	317	363	675	727
Expected return on plan assets	(456)	(412)	(870)	(815)
Amortization of net loss	155	213	354	424
Net periodic pension cost	$149	$284	$415	$581

Our funding policy is to make contributions to maintain the minimum funding requirements for our pension obligations in accordance with the Employee Retirement Income Security Act. We may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover the short-term liquidity needs of the plan in order to maintain current invested positions. We contributed $0.4 million during the six months ended August 4, 2018, and we expect to contribute an additional $0.9 million in 2018.

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

Level 3 –	Inputs that are both unobservable and significant to the overall fair value measurement reflect our estimates of assumptions that market participants would use in pricing the asset or liability.

Financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	August 4, 2018
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (a)(b)	$20,188	$20,188	$—	$—

	February 3, 2018
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (a)(b)	$20,293	$20,293	$—	$—

	July 29, 2017
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (a)(b)	$19,019	$19,019	$—	$—

(a) The liability for the amount due to participants corresponding in value to the securities held in the grantor trust is recorded in other long-term liabilities.
(b) Using the market approach, the fair values of these items represent quoted market prices multiplied by the quantities held. Net gains and losses related to the changes in fair value in the assets and liabilities under the various deferred compensation plans are recorded in selling, general and administrative expenses and were nil for the six months ended August 4, 2018 and July 29, 2017, and for the fiscal year ended February 3, 2018.

Non-financial assets measured at fair value on a nonrecurring basis were as follows (in thousands):

	August 4, 2018
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Store property, equipment and leasehold improvements (a)	$1,101	$—	$—	$1,101

	February 3, 2018
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Store property, equipment and leasehold improvements (a)	$778	$—	$—	$778

	July 29, 2017
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Store property, equipment and leasehold improvements (a)	$251	$—	$—	$251

(a) Using an undiscounted cash flow model, we evaluate the cash flow trends of our stores at least annually and when events or changes in circumstances, such as a store closure, indicate that property, equipment and leasehold improvements may not be fully recoverable. When a store’s projected undiscounted cash flows indicate its carrying value may not be recoverable, we use a discounted cash flow model, with a 10% discount rate, to estimate the fair value of the underlying long-lived assets. An impairment write-down is recorded if the carrying value of a long-lived asset exceeds its fair value. Key assumptions in estimating future cash flows include, among other things, expected future operating performance, including expected closure date and lease term, and changes in economic conditions. We believe estimated future cash flows are sufficient to support the carrying value of our long-lived assets. Significant changes in the key assumptions used in our cash flow projections may result in additional asset impairments. For the six months ended August 4, 2018 and July 29, 2017, and during fiscal year 2017, we recognized impairment charges of $1.1 million, $0.2 million, and $1.7 million, respectively. Impairment charges are recorded in cost of sales and related buying, occupancy and distribution expenses.

Due to the short-term nature of cash and cash equivalents, payables and short-term debt obligations, the carrying value approximates the fair value of these instruments. In addition, we believe that the credit facility obligation approximates its fair value because interest rates are adjusted daily based on current market rates.

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

The purchase price for the inventory and other assets acquired from the Sellers was approximately $36.1 million, all of which was paid by the end of the second quarter 2017 using existing cash and availability under the credit facility. We took assignment of 55 of the 57 store locations and the distribution center, and we renegotiated the terms of many of those leases. We also entered into new leases for three former Gordmans store locations, two of which opened in the second quarter 2017, and one opened in the third quarter 2017.

The estimated fair values of the assets acquired at the acquisition date were as follows (in thousands):

April 7, 2017
Inventory	$31,770
Property, plant and equipment and other assets	4,374
Total	$36,144

Acquisition and integration related costs were recognized in selling, general and administrative expenses and were $2.9 million and $9.2 million for the three and six months ended July 29, 2017, respectively.

Net sales included in our condensed consolidated statements of operations from Gordmans stores that we operated beginning on April 7, 2017, were as follows for each period presented (in thousands):

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net sales	$62,999	$55,515	$128,865	$71,817

Pro forma net sales and earnings for the three and six months ended July 29, 2017 are not presented due to the impracticability in substantiating this information as the Gordmans Acquisition was limited to select assets and assignment of leases acquired through a bankruptcy auction. Furthermore, the results of operations may have been impacted by the Sellers’ liquidation and may not be indicative of future performance.

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

Forward-looking statements are based upon a number of assumptions and factors concerning future conditions that may ultimately prove to be inaccurate and could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements that are made herein and in other reports and releases are not guarantees of future performance and actual results may differ materially from those discussed in such forward-looking statements as a result of various factors. These factors include, but are not limited to, the ability for us to maintain normal trade terms with vendors, the ability for us to comply with the various covenant requirements contained in the credit facility agreement, the demand for apparel, and other factors. The demand for apparel and sales volume can be affected by significant changes in economic conditions, including an economic downturn, employment levels in our markets, consumer confidence, energy and gasoline prices, the value of the Mexican peso, and other factors influencing discretionary consumer spending. Other factors affecting the demand for apparel and sales volume include unusual weather patterns, an increase in the level of competition in our market areas, competitors’ marketing strategies, changes in fashion trends, changes in the average cost of merchandise purchased for resale, availability of product on normal payment terms and the failure to achieve the expected results of our merchandising and marketing plans as well as our store opening or relocation plans. Additional assumptions, factors and risks concerning future conditions are discussed in the Risk Factors section of the Form 10-K, and may be discussed from time to time in our other filings with the SEC, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Most of these factors are difficult to predict accurately and are generally beyond our control.

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

For purposes of the following discussion, all references to the “second quarter 2018” and the “second quarter 2017” are for the 13-week fiscal periods ended August 4, 2018 and July 29, 2017, respectively, and all reference to the “year-to-date 2018” and the “year-to-date 2017” are for the 26-week fiscal periods ended August 4, 2018 and July 29, 2017, respectively.

The financial information, discussion and analysis that follow should be read in conjunction with our consolidated financial statements and the related notes included in this Form 10-Q as well as the financial and other information included in the Form 10-K.

Our Business

We are a retailer of trend-right, moderately priced, name-brand apparel, accessories, cosmetics, footwear and home goods. As of August 4, 2018, we operated in 42 states through 764 BEALLS, GOODY’S, PALAIS ROYAL, PEEBLES and STAGE specialty department stores and 59 GORDMANS off-price stores, as well as an e-commerce website. Our department stores are predominantly located in small towns and rural communities. Our off-price stores are predominantly located in mid-sized, non-rural Midwest markets.

Results of Operations

Select financial results for the second quarter 2018 were as follows (comparisons are to the second quarter 2017):

•	Net sales decreased $7.8 million, or 2.1%.

•	Comparable sales decreased 0.2%. Comparable sales consist of store sales after a store has been in operation for 14 full months and e-commerce sales.

•	Net loss was $16.9 million compared to $6.3 million.

•	Loss per common share was $0.60, compared to a loss per common share of $0.23.

•	EBIT was $(14.1) million compared to $(7.7) million (see the reconciliation of non-GAAP financial measures on page 24).

•	Cash dividends of $1.5 million, or $0.05 per common share, were paid.

2018 Outlook and Strategy

Our department store sales declined for the year-to-date 2018 compared to the year-to-date 2017, reflecting lower comparable sales and store closures. We are focused on driving sales in our department stores by emphasizing trending categories, such as active, outdoor and denim, with top brands like Nike, Adidas, Puma, Columbia and Realtree. We have also expanded the home category in our department stores through synergies with our off-price stores, and we anticipate continued growth in this category. We continue to review our department store portfolio and exit stores that do not meet our sales productivity and profitability standards. During the year-to-date 2018, we permanently closed nine department stores, and we plan to close a total of approximately 30 to 40 department stores in 2018, excluding store conversions to off-price.

Our off-price stores have had strong sales growth for the year-to-date 2018 compared to the year-to-date 2017. We are focused on expanding our off-price business, with plans to open one new off-price store and convert a total of nine department stores to off-price stores in 2018. One conversion store was opened in the first quarter 2018, four opened in mid-August and the remaining four stores are planned to open in time for the holiday season.

Store counts at the end of the second quarter 2018 and second quarter 2017 were as follows:

	August 4, 2018	July 29, 2017
Department stores	764	793
Off-price stores	59	57
Total stores	823	850

We anticipate continued growth in our e-commerce sales, which have had double-digit sales increases over the past several years.

Our 2018 strategic initiatives are focused on:

•
Off-Price Growth - In the first quarter 2018, we converted one department store to an off-price store located in Rosenberg, Texas, a suburb of Houston, and it is projected to deliver an annual sales increase of more than 25% compared to its volume as a department store. We are testing conversions in new metro markets similar to Rosenberg, as well as conversions in Midwestern markets, and we expect to leverage what we learn from these tests to accelerate our off-price store conversion process in 2019.

•
Differentiation - We are differentiating both our department stores and off-price stores from the competition by growing the outperforming areas of their respective businesses. Beauty is a core strength in our department stores, and we are leveraging this strength to drive beauty and fragrance sales growth in our off-price stores. Additionally, we expanded our Beauty Bar concept in our department stores to over 300 stores during the year-to-date 2018, and we now have Beauty Bar in nearly 500 stores. In our off-price stores, home is a core strength, representing nearly 30% of sales, and we are leveraging this strength to drive more value and expanded assortments into our department store home business. We are also focused on accelerating the positive sales trends in athletic and outdoor by adding new brands and expanded assortments in these categories.

•
Guest Acquisition and Retention - Our loyalty programs and private label credit card program are integral to the value proposition for our guests. Spend and retention rates for guests enrolled in these programs are significantly higher than non-members, and we are focused on growing these programs and expanding private label credit card usage as a percentage of sales. To communicate value to existing members and attract new guests, we have increased our digital marketing efforts, which enables us to be more targeted and nimble with our promotions. As of August 4, 2018, our Style Circle Rewards® and gRewards® loyalty programs have grown to nearly 10 million members. In our department stores, we expect our private label credit card sales penetration to reach 50% for 2018. In our off-price stores, we believe we can attain a 15% penetration for 2018 and 25% in the longer term.

•
Guest Experience - We are enhancing the guest experience by focusing on service, maintaining an ongoing flow of new merchandise offerings, and expanding categories that generate guest excitement. We are also pursuing opportunities to gain market share by shifting our assortments to capitalize on specialty retailers exiting our markets. In our off-price stores, for example, we are expanding on toys, baby apparel and baby gear.

Non-GAAP Financial Measures

The following table presents earnings (loss) before interest and taxes (EBIT), a non-GAAP financial measure. We believe the presentation of this supplemental non-GAAP financial measure helps facilitate comparisons of our operating performance across periods. In addition, management uses this non-GAAP financial measure to assess the results of our operations. Non-GAAP financial information should not be considered in isolation or viewed as a substitute for net income, cash flow from operations, diluted earnings per common share or other measures of performance as defined by GAAP.  Moreover, the inclusion of non-GAAP financial information as used herein is not necessarily comparable to other similarly titled measures of other companies due to the potential inconsistencies in the method of presentation and items considered. The following table sets forth the supplemental financial information and the reconciliation of GAAP disclosures to non-GAAP financial measures (in thousands):

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net loss (GAAP)	$(16,922)	$(6,258)	$(48,600)	$(25,245)
Interest expense	2,650	1,918	4,903	3,504
Income tax expense (benefit)	150	(3,362)	300	(12,252)
EBIT (non-GAAP)	$(14,122)	$(7,702)	$(43,397)	$(33,993)

Second Quarter 2018 Compared to Second Quarter 2017

The following table sets forth the results of operations for the periods presented (in thousands, except percentages):

	Three Months Ended
	August 4, 2018		July 29, 2017		Change
	Amount	% to Sales (a)	Amount	% to Sales (a)	Amount	%
Net sales	$369,294	100.0%	$377,081	100.0%	$(7,787)	(2.1)%
Credit income	14,305	3.9%	13,190	3.5%	1,115	8.5%
Total revenues	383,599	103.9%	390,271	103.5%	(6,672)	(1.7)%
Cost of sales and related buying, occupancy and distribution expenses	286,807	77.7%	284,140	75.4%	2,667	0.9%
Selling, general and administrative expenses	110,914	30.0%	113,833	30.2%	(2,919)	(2.6)%
Interest expense	2,650	0.7%	1,918	0.5%	732
Loss before income tax	(16,772)	(4.5)%	(9,620)	(2.6)%	(7,152)
Income tax expense (benefit)	150	—%	(3,362)	(0.9)%	3,512
Net loss	$(16,922)	(4.6)%	$(6,258)	(1.7)%	$(10,664)

(a) Percentages may not foot due to rounding.

Net Sales

Sales decreased $7.8 million, or 2.1%, to $369.3 million for the second quarter 2018 from $377.1 million for the second quarter 2017, primarily due to a decrease in department store comparable sales, store closures and increased deferred revenue associated with our guest loyalty programs, partially offset by increases in off-price store sales and e-commerce sales. Comparable sales for the second quarter 2018 decreased 0.2%. Comparable sales benefited from our off-price stores, the majority of which became part of the comparable sales base in the second quarter 2018. Comparable sales decreased 2.2% for department stores and increased 11.4% for off-price stores. Sales were robust in May as temperatures normalized and spring seasonal apparel results improved. With the absence of a strong natural sales catalyst in June, guest traffic declined, contributing to the decrease in comparable sales for the quarter. Comparable sales turned positive again in July as back-to-school shopping ramped up. Our e-commerce business continues to grow and had a double-digit sales increase for the second quarter 2018 compared to the second quarter 2017.

In our department stores, non-apparel categories outperformed apparel categories. Non-apparel comparable sales decreased 0.1% and apparel comparable sales decreased 3.3%. Home and gifts, footwear, children’s and men’s were our best performing merchandise categories, while women’s and accessories underperformed. In our off-price stores, women’s, men’s, children’s and footwear had positive comparable sales, home and gifts comparable sales were flat, and accessories and cosmetics lagged.

Geographically, comparable sales for our department stores in Texas, Louisiana, Oklahoma and New Mexico, where the economies are generally impacted by the oil and gas industry, outperformed the balance of our department store chain by 80 basis points for the second quarter 2018 compared to the second quarter 2017, with comparable sales in these four states down 1.8% and the balance of the chain down 2.6%. This variance was less than in prior quarters due to weaker sales in our Mexican border stores in the second quarter 2018.

Credit Income

Credit income earned from our private label credit card program increased $1.1 million, or 8.5%, to $14.3 million for the second quarter 2018 from $13.2 million for the second quarter 2017, primarily due to incremental credit income from our off-price stores.

Cost of Sales

Cost of sales increased $2.7 million, or 0.9%, to $286.8 million for the second quarter 2018 from $284.1 million for the second quarter 2017. As a percent of sales, cost of sales increased 230 basis points to 77.7% for the second quarter 2018 from 75.4% for the second quarter 2017 due to increased promotional markdowns in department stores, higher freight costs, and higher distribution center costs related to processing inventory for our off-price stores. Cost of sales also deleveraged due to increased deferred revenue associated with our loyalty programs.

Selling, General and Administrative Expenses (“SG&A Expenses”)

SG&A expenses for the second quarter 2018 decreased $2.9 million to $110.9 million from $113.8 million for the second quarter 2017, primarily due to Gordmans Acquisition related costs of $2.9 million incurred in the second quarter 2017. As a percent of sales, SG&A expenses decreased 20 basis points to 30.0% for the second quarter 2018 from 30.2% for the second quarter 2017.

Interest Expense

Interest expense was $2.7 million for the second quarter 2018, compared to $1.9 million for the second quarter 2017. Interest expense is primarily comprised of interest on borrowings under the credit facility, related letters of credit and commitment fees, amortization of debt issuance costs and interest on finance obligations. The increase in interest expense is primarily due to an increase in average borrowings and higher interest rates under the credit facility for the second quarter 2018 compared to the second quarter 2017. For the second quarter 2018, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the credit facility, including the term loan, were 3.43% and $272.4 million, respectively, as compared to 2.64% and $238.5 million for the second quarter 2017.

Income Taxes

Our effective income tax rate for the second quarter 2018 was 0.9%, and our estimated tax expense was $0.2 million. This compares to an effective tax rate of 34.9% and an income tax benefit of $3.4 million for the second quarter 2017. The lower effective income tax rate in the second quarter 2018 compared to the second quarter 2017 is primarily attributable to the valuation of all tax benefits due to the uncertainty of realization, which is dependent upon generation of future taxable income.

Year-to-Date 2018 Compared to Year-to-Date 2017

The following table sets forth the results of operations for the periods presented (in thousands, except percentages):

	Six Months Ended
	August 4, 2018		July 29, 2017		Change
	Amount	% to Sales (a)	Amount	% to Sales (a)	Amount	%
Net sales	$713,523	100.0%	$685,688	100.0%	$27,835	4.1%
Credit income	29,819	4.2%	26,118	3.8%	3,701	14.2%
Total revenues	743,342	104.2%	711,806	103.8%	31,536	4.4%
Cost of sales and related buying, occupancy and distribution expenses	568,548	79.7%	530,529	77.4%	38,019	7.2%
Selling, general and administrative expenses	218,191	30.6%	215,270	31.4%	2,921	1.4%
Interest expense	4,903	0.7%	3,504	0.5%	1,399
Loss before income tax	(48,300)	(6.8)%	(37,497)	(5.5)%	(10,803)
Income tax expense (benefit)	300	—%	(12,252)	(1.8)%	12,552
Net loss	$(48,600)	(6.8)%	$(25,245)	(3.7)%	$(23,355)

(a) Percentages may not foot due to rounding.

Net Sales

Sales increased $27.8 million, or 4.1%, to $713.5 million for the year-to-date 2018 from $685.7 million for the year-to-date 2017, primarily due to a $57.0 million increase in sales in our off-price stores, partially offset by a decrease in our department store comparable sales and store closures. Comparable sales for the year-to-date 2018 decreased 1.3%. Comparable sales benefited from our off-price stores, the majority of which became part of the comparable sales base in the second quarter 2018. Comparable sales decreased 2.5% for department stores and increased 11.4% for off-price stores. Our e-commerce business continues to grow and had a double-digit sales increase for the year-to-date 2018 compared to the year-to-date 2017.

In our department stores, non-apparel categories outperformed our apparel categories. Non-apparel comparable sales increased 1.6% and apparel comparable sales decreased 4.8%. Home and gifts, cosmetics, footwear, handbags and men’s were our best performing merchandise categories. In our off-price stores, women’s, men’s, children’s and footwear had positive comparable sales, home and gifts comparable sales were flat, and accessories and cosmetics lagged.

Geographically, comparable sales for our department stores in Texas, Louisiana, Oklahoma and New Mexico, where the economies are generally impacted by the oil and gas industry, outperformed the balance of our department store chain in the year-to-date 2018 compared to the year-to-date 2017, with comparable sales in these four states down 1.6% and the balance of the chain down 3.5%.

Credit Income

Credit income earned from our private label credit card program increased $3.7 million, or 14.2%, to $29.8 million for the year-to-date 2018 from $26.1 million for the year-to-date 2017, primarily due to incremental credit income from our off-price stores.

Cost of Sales

Cost of sales increased $38.0 million, or 7.2%, to $568.5 million for the year-to-date 2018 from $530.5 million for the year-to-date 2017. As a percent of sales, cost of sales increased 230 basis points to 79.7% for the year-to-date 2018 from 77.4% for the year-to-date 2017 due to increased promotional markdowns in department stores, higher freight costs, and higher distribution center costs related to processing inventory for our off-price stores. Cost of sales also deleveraged due to increased deferred revenue associated with our loyalty programs.

SG&A Expenses

SG&A expenses for the year-to-date 2018 increased $2.9 million to $218.2 million from $215.3 million for the year-to-date 2017. The increase in SG&A expenses is primarily attributable to higher store expenses from the addition of our off-price stores and higher advertising expenses related to increased marketing efforts for these stores, partially offset by Gordmans Acquisition related costs of $9.2 million incurred in the year-to-date 2017. As a percent of sales, SG&A expenses decreased 80 basis points to 30.6% for the year-to-date 2018 from 31.4% for the year-to-date 2017.

Interest Expense

Interest expense was $4.9 million for the year-to-date 2018, compared to $3.5 million for the year-to-date 2017. Interest expense is primarily comprised of interest on borrowings under the credit facility, related letters of credit and commitment fees, amortization of debt issuance costs and interest on finance obligations. The increase in interest expense is primarily due to an increase in average borrowings and higher interest rates under the credit facility for the year-to-date 2018 as compared to the year-to-date 2017. For the year-to-date 2018, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the credit facility, including the term loan, were 3.30% and $259.9 million, respectively, as compared to 2.54% and $215.4 million for the year-to-date 2017.

Income Taxes

Our effective income tax rate for the year-to-date 2018 was 0.6%, and our estimated tax expense was $0.3 million. This compares to an effective tax rate of 32.7% and an income tax benefit of $12.3 million for the year-to-date 2017.
The lower effective income tax rate in the year-to-date 2018 compared to year-to-date 2017 is primarily attributable to the valuation of all tax benefits due to the uncertainty of realization, which is dependent upon generation of future taxable income.

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

Liquidity and Capital Resources

Our liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows, (iii) trade credit terms from our vendors and their factors and (iv) the credit facility, including the term loan. Our primary cash requirements are for operational needs, including rent and salaries, inventory purchases, and capital investments in our stores, omni-channel, supply chain and information technology. We also have used our cash flows and other liquidity sources to pay quarterly cash dividends. Our cash requirements for 2017 included the Gordmans Acquisition and additional investments required to support the integration of the Gordmans operations into our infrastructure.

We believe that our sources of liquidity will be sufficient to cover working capital needs, planned capital expenditures and debt service requirements for the remainder of 2018 and the foreseeable future.

Key components of our cash flow are summarized below (in thousands):

	Six Months Ended
	August 4, 2018	July 29, 2017
Net cash (used in) provided by:
Operating activities	$(69,020)	$8,189
Investing activities	(11,020)	(50,339)
Financing activities	85,363	54,479

Operating Activities

During the year-to-date 2018, we used $69.0 million in cash from operating activities. Net loss, adjusted for non-cash expenses, used cash of approximately $13.7 million. Changes in operating assets and liabilities used net cash of approximately $56.1 million, which included a $38.5 million increase in merchandise inventories, primarily due to the seasonal build of inventories, and a $20.0 million decrease in accounts payable and other liabilities, partially offset by a $2.4 million decrease in other assets. Additionally, cash flows from operating activities included construction allowances from landlords of $0.8 million, which funded a portion of the capital expenditures related to leasehold improvements in our corporate office building.

During the year-to-date 2017, we generated $8.2 million in cash from operating activities. Net loss, adjusted for non-cash expenses, generated cash of approximately $17.7 million.  Changes in operating assets and liabilities used net cash of approximately $10.6 million, which included increases of $18.2 million in merchandise inventories, primarily due to the seasonal build of inventories, and $23.2 million in other assets, partially offset by an increase of $30.8 million in accounts payable and other liabilities. Additionally, cash flows from operating activities included construction allowances from landlords of $1.1 million, which funded a portion of the capital expenditures related to store leasehold improvements in relocated, expanded and remodeled stores.

The year-over-year change reflects an increase in off-price store inventory levels, and a shift in the timing of payments due to earlier merchandise receipts and a higher payables balance at the end of 2017 compared to 2016.

Investing Activities

Net cash used in investing activities was $11.0 million for the year-to-date 2018, compared to $50.3 million for the year-to-date 2017. Investing activities for the year-to-date 2017 included $36.1 million paid for the Gordmans Acquisition, which was funded with existing cash and availability under the credit facility, and was predominately for inventory acquired.

Capital expenditures were $12.8 million for the year-to-date 2018, compared to $15.5 million for the year-to-date 2017, reflecting a decrease in store expansions and remodels. We received construction allowances from landlords of $0.8 million in the year-to-date 2018 and $1.1 million in the year-to-date 2017, which are reflected in cash flows from operating activities, and were used to fund a portion of the capital expenditures related to leasehold improvements in our corporate office building and stores. These funds are recorded as a deferred rent credit on the balance sheet and are recognized as an offset to rent expense over the lease term commencing with the date the allowances are earned.

We estimate that capital expenditures in 2018, net of construction allowances to be received from landlords, will be approximately $30.0 million to $35.0 million. The expenditures will principally be for investments in our stores, omni-channel, supply chain and technology.

Financing Activities

Net cash provided by financing activities for the year-to-date 2018 was $85.4 million, compared to $54.5 million for the year-to-date 2017.

On August 3, 2018, we entered into an amendment to our senior secured revolving credit facility agreement. The amendment provides us with a $25.0 million term loan, which increased total availability under our credit facility from $400.0 million to $425.0 million, with a seasonal increase to $450.0 million and a $25.0 million letter of credit sublimit. Both the existing credit facility and the term loan mature on December 16, 2021. The term loan is payable in quarterly installments of $0.6 million beginning on February 4, 2019, with the remaining balance due upon maturity.

We use the credit facility to provide financing for working capital and general corporate purposes, as well as to finance capital expenditures and to support our letter of credit requirements. Borrowings under the credit facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the credit facility agreement. The credit facility is secured by our inventory, cash, cash equivalents, and substantially all of our other assets. The daily interest rates are determined by a prime rate or LIBOR, plus an applicable margin, as set forth in the credit facility agreement. For the six months ended August 4, 2018, the weighted average interest rate on outstanding borrowings and the average daily borrowings on the credit facility, including the term loan, were 3.30% and $259.9 million, respectively, compared to 2.54% and $215.4 million for the year-to-date 2017.

Letters of credit issued under the credit facility support certain merchandise purchases and collateralize retained risks and deductibles under various insurance programs. At August 4, 2018, outstanding letters of credit totaled approximately $12.4 million. These letters of credit expire within 12 months of issuance and may be renewed.

The credit facility agreement contains a covenant requiring us to maintain excess availability at or above $35.0 million or 10% of the Adjusted Combined Loan Cap (as defined therein). The credit facility agreement also contains covenants which, among other things, restrict (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends to $30.0 million in a fiscal year, and (iii) the repurchase of common stock under certain circumstances. At August 4, 2018, we were in compliance with the debt covenants of the credit facility agreement and we expect to remain in compliance. Excess availability under the credit facility was $95.2 million as of August 4, 2018.

During the year-to-date 2018, we paid $2.9 million in cash dividends. On August 23, 2018, our Board declared a quarterly cash dividend of $0.05 per share of common stock, payable on September 19, 2018 to shareholders of record at the close of business on September 4, 2018.

Recent Accounting Standards

Disclosure concerning recent accounting standards is incorporated by reference to Note 1 of our Condensed Consolidated Financial Statements (Unaudited) contained in this Form 10-Q.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk from exposure to changes in interest rates on borrowings under the credit facility. For the year-to-date 2018, a 10% increase or decrease in the weighted average interest rate on our weighted average borrowings under the credit facility would have had a $0.4 million impact on our interest expense.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in our internal control over financial reporting during the three months ended August 4, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

No response is required under Item 103 of Regulation S-K.

ITEM 1A.    RISK FACTORS

There have not been any material changes from the risk factors as previously disclosed in the Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 7, 2011, our Board approved a stock repurchase program (“2011 Stock Repurchase Program”), which authorized us to repurchase up to $200.0 million of our outstanding common stock. The 2011 Stock Repurchase Program will expire when we have exhausted the authorization, unless terminated earlier by our Board. Through August 4, 2018, we repurchased approximately $141.6 million of our outstanding common shares under the 2011 Stock Repurchase Program. Also in March 2011, our Board authorized us to repurchase shares of our outstanding common stock equal to the amount of the proceeds and related tax benefits from the exercise of stock options, stock appreciation rights and other equity grants. Purchases of shares of our common stock may be made from time to time, either on the open market or through privately negotiated transactions and are financed by our existing cash, cash flow and other liquidity sources, as appropriate.

The table below sets forth information regarding our repurchases of common stock during the three months ended August 4, 2018:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)

May 6, 2018 to June 2, 2018	3,517	$2.84	—	$58,351,202

June 3, 2018 to July 7, 2018	13,258	2.50	—	$58,351,202

July 8, 2018 to August 4, 2018	5,420	2.23	—	$58,351,202

Total	22,195	$2.49	—

(a) Although we did not repurchase any of our common stock during the three months ended August 4, 2018 under the 2011 Stock Repurchase Program:

•
We reacquired 2,947 shares of common stock from certain employees to cover tax withholding obligations from the vesting of restricted stock at a weighted average acquisition price of $2.33 per common share; and

•
The trustee of the grantor trust established by us for the purpose of holding assets under our deferred compensation plan purchased an aggregate of 19,248 shares of our common stock in the open market at a weighted average price of $2.51 in connection with the option to invest in our stock under the deferred compensation plan and reinvestment of dividends paid on our common stock held in trust in the deferred compensation plan.

(b) Reflects the $200.0 million authorized under the 2011 Stock Purchase Program, less the $141.6 million repurchased as of August 4, 2018 using our existing cash, cash flow and other liquidity sources since March 2011.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

The following documents are the exhibits to this Form 10-Q. For convenient reference, each exhibit is listed according to the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description

10.1
Third Amendment to Second Amended and Restated Credit Agreement, Second Amendment to Amended and Restated Security Agreement and First Amendment to Amended and Restated Guaranty dated August 3, 2018, among Specialty Retailers, Inc., as borrower, Stage Stores, Inc., as guarantor, and the banks named therein, is incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on August 7, 2018.

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

STAGE STORES, INC.

Dated: September 13, 2018	/s/ Michael L. Glazer
Michael L. Glazer
President and Chief Executive Officer
(Principal Executive Officer)

Dated: September 13, 2018	/s/ Jason T. Curtis
Jason T. Curtis
Senior Vice President,
Interim Chief Financial Officer and Treasurer
(Principal Financial Officer)