Form 10-Q
period 2018-11-03
STAGE STORES INC
filed 2018-12-12
CIK 6885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 3, 2018

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☑

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of December 5, 2018, there were 28,293,608 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Stage Stores, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(Unaudited)

		February 3, 2018	October 28, 2017
	November 3, 2018	As Adjusted	As Adjusted
ASSETS
Cash and cash equivalents	$25,825	$21,250	$30,330
Merchandise inventories, net	602,283	438,377	576,367
Prepaid expenses and other current assets	47,181	52,407	54,642
Total current assets	675,289	512,034	661,339

Property, equipment and leasehold improvements, net of accumulated depreciation of $736,014, $699,788 and $734,626, respectively	229,942	252,788	260,870
Intangible assets	17,135	17,135	17,135
Other non-current assets, net	23,152	24,449	28,237
Total assets	$945,518	$806,406	$967,581

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$190,070	$145,991	$214,783
Current portion of debt obligations	3,555	2,985	3,025
Accrued expenses and other current liabilities	80,320	64,442	74,068
Total current liabilities	273,945	213,418	291,876

Long-term debt obligations	345,840	180,350	268,969
Other long-term liabilities	62,809	68,524	70,052
Total liabilities	682,594	462,292	630,897

Commitments and contingencies

Common stock, par value $0.01, 100,000 shares authorized, 33,458, 32,806 and 32,794 shares issued, respectively	335	328	328
Additional paid-in capital	422,539	418,658	416,422
Treasury stock, at cost, 5,175 shares, respectively	(43,527)	(43,298)	(43,248)
Accumulated other comprehensive loss	(5,731)	(5,177)	(5,021)
Accumulated deficit	(110,692)	(26,397)	(31,797)
Total stockholders' equity	262,924	344,114	336,684
Total liabilities and stockholders' equity	$945,518	$806,406	$967,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
		October 28, 2017		October 28, 2017
	November 3, 2018	As Adjusted	November 3, 2018	As Adjusted
Net sales	$347,100	$357,236	$1,060,623	$1,042,924
Credit income	13,324	13,670	43,143	39,788
Total revenues	360,424	370,906	1,103,766	1,082,712
Cost of sales and related buying, occupancy and distribution expenses	278,665	285,542	847,213	816,071
Selling, general and administrative expenses	109,774	113,706	327,965	328,976
Interest expense	3,350	2,001	8,253	5,505
Loss before income tax	(31,365)	(30,343)	(79,665)	(67,840)
Income tax (benefit) expense	(12)	(12,621)	288	(24,873)
Net loss	$(31,353)	$(17,722)	$(79,953)	$(42,967)

Other comprehensive (loss) income:
Amortization of employee benefit related costs, net of tax of $0, $81, $0 and $242, respectively	$85	$132	$439	$395
Pension settlement charges, net of tax of $0, $142, $0 and $142, respectively	411	232	411	232
Employee benefit related adjustment, net of tax of $0	(1,404)	—	(1,404)	—
Total other comprehensive (loss) income	(908)	364	(554)	627
Comprehensive loss	$(32,261)	$(17,358)	$(80,507)	$(42,340)

Net loss per share:
Basic	$(1.11)	$(0.64)	$(2.85)	$(1.57)
Diluted	$(1.11)	$(0.64)	$(2.85)	$(1.57)

Weighted average shares outstanding:
Basic	28,261	27,602	28,059	27,468
Diluted	28,261	27,602	28,059	27,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended
		October 28, 2017
	November 3, 2018	As Adjusted
Cash flows from operating activities:
Net loss	$(79,953)	$(42,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of long-lived assets	44,135	49,300
Impairment of long-lived assets	1,070	176
Gain on retirements of property, equipment and leasehold improvements	(505)	(926)
Deferred income taxes	—	(6,065)
Stock-based compensation expense	3,854	6,191
Amortization of debt issuance costs	248	216
Deferred compensation obligation	229	(38)
Amortization of employee benefit related costs and pension settlement charges	850	1,011
Construction allowances from landlords	757	1,228
Other changes in operating assets and liabilities:
Increase in merchandise inventories	(163,906)	(136,247)
Decrease (increase) in other assets	4,910	(10,941)
Increase in accounts payable and other liabilities	51,394	120,137
Net cash used in operating activities	(136,917)	(18,925)

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(21,793)	(25,342)
Proceeds from insurance and disposal of assets	2,349	2,404
Business acquisition	—	(36,144)
Net cash used in investing activities	(19,444)	(59,082)

Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	481,384	426,308
Payments of revolving credit facility borrowings	(338,100)	(318,851)
Proceeds from long-term debt obligation	25,000	—
Payments of long-term debt obligations	(2,224)	(5,626)
Payments of debt issuance costs	(358)	(8)
Payments for stock related compensation	(424)	(192)
Cash dividends paid	(4,342)	(7,097)
Net cash provided by financing activities	160,936	94,534
Net increase in cash and cash equivalents	4,575	16,527

Cash and cash equivalents:
Beginning of period	21,250	13,803
End of period	$25,825	$30,330

Supplemental disclosures including non-cash investing and financing activities:
Interest paid	$8,097	$5,221
Income taxes refunded	$(11)	$(8,485)
Unpaid liabilities for capital expenditures	$3,624	$5,362

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
For the Nine Months Ended November 3, 2018
(in thousands, except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares	Amount		Shares	Amount			Total
Balance at February 3, 2018	32,806	$328	$418,658	(5,175)	$(43,298)	$(5,177)	$(26,397)	$344,114
Net loss	—	—	—	—	—	—	(79,953)	(79,953)
Other comprehensive loss	—	—	—	—	—	(554)	—	(554)
Dividends on common stock, $0.15 per share	—	—	—	—	—	—	(4,342)	(4,342)
Deferred compensation	—	—	229	—	(229)	—	—	—
Issuance of equity awards, net	652	7	(7)	—	—	—	—	—
Tax withholdings paid for net settlement of stock awards	—	—	(195)	—	—	—	—	(195)
Stock-based compensation expense	—	—	3,854	—	—	—	—	3,854
Balance at November 3, 2018	33,458	$335	$422,539	(5,175)	$(43,527)	$(5,731)	$(110,692)	$262,924

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

We are a retailer of trend-right, moderately priced, name-brand apparel, accessories, cosmetics, footwear and home goods. As of November 3, 2018, we operated in 42 states through 754 BEALLS, GOODY’S, PALAIS ROYAL, PEEBLES and STAGE specialty department stores and 68 GORDMANS off-price stores, as well as an e-commerce website. Our department stores are predominantly located in small towns and rural communities. Our off-price stores are predominantly located in mid-sized, non-rural Midwest markets.

References to a particular year are to our fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year.  For example, a reference to “2018” is a reference to the fiscal year ending February 2, 2019, and “2017” is a reference to the fiscal year ended February 3, 2018. Fiscal years 2018 and 2017 are comprised of 52 weeks and 53 weeks, respectively. References to the “three months ended November 3, 2018” and “three months ended October 28, 2017” are for the respective 13-week fiscal quarters. References to quarters relate to our fiscal quarters. References to the “nine months ended November 3, 2018” and “nine months ended October 28, 2017” are for the respective 39-week fiscal periods.

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

Condensed Consolidated Balance Sheets (in thousands)
	February 3, 2018	ASU 2014-09	February 3, 2018
	As previously reported	Adjustments	As adjusted
Assets:
Merchandise inventories, net	$439,735	$(1,358)	$438,377
Prepaid expenses and other current assets	51,049	1,358	52,407

	October 28, 2017	ASU 2014-09	October 28, 2017
	As previously reported	Adjustments	As adjusted
Assets:
Merchandise inventories, net	$578,633	$(2,266)	$576,367
Prepaid expenses and other current assets	52,376	2,266	54,642

The condensed consolidated statement of operations reflects the reclassification of credit income to revenue, previously reported as an offset to selling, general and administrative expenses.

Condensed Consolidated Statement of Operations and Comprehensive Loss (in thousands)
	Three Months Ended		Three Months Ended
	October 28, 2017	ASU 2014-09	October 28, 2017
	As previously reported	Adjustments	As adjusted
Net sales	$357,236	$—	$357,236
Credit income	—	13,670	13,670
Total revenues	357,236	13,670	370,906
Selling, general and administrative expenses	100,036	13,670	113,706

	Nine Months Ended		Nine Months Ended
	October 28, 2017	ASU 2014-09	October 28, 2017
	As previously reported	Adjustments	As adjusted
Net sales	$1,042,924	$—	$1,042,924
Credit income	—	39,788	39,788
Total revenues	1,042,924	39,788	1,082,712
Selling, general and administrative expenses	289,188	39,788	328,976

The condensed consolidated statement of cash flows reflects the reclassification of the asset for the right to recover merchandise returned from merchandise inventories to prepaid expenses and other current assets.

Condensed Consolidated Statement of Cash Flows (in thousands)
	Nine Months Ended		Nine Months Ended
	October 28, 2017	ASU 2014-09	October 28, 2017
	As previously reported	Adjustments	As adjusted
Cash flows from operating activities:
Increase in merchandise inventories	$(137,479)	$1,232	$(136,247)
Increase in other assets	(9,709)	(1,232)	(10,941)

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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The new standard will be effective for us in the first quarter of fiscal 2020, with early adoption permitted. We are currently evaluating the impact of the new guidance on our disclosures.
In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans, which eliminates and adds certain disclosure requirements for defined benefit plans. The new standard will be effective for us for year-end fiscal 2021, with early adoption permitted. We are currently evaluating the impact of the new guidance on our disclosures.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force), which aligns the requirements for capitalizing implementation costs in a hosting arrangement that is a service contract with the requirements for capitalizing implementations costs incurred to develop or obtain internal-use software. The guidance also requires disclosure of the nature of hosting arrangements that are service contracts. The new standard will be effective for us in the first quarter of fiscal 2020, with early adoption permitted. We are currently evaluating the impact of the new guidance on our financial statements and disclosures.

NOTE 2 - DEBT OBLIGATIONS

Debt obligations for each period presented consisted of the following (in thousands):

	November 3, 2018	February 3, 2018	October 28, 2017
Revolving credit facility	$322,572	$179,288	$267,159
Term loan	25,000	—	—
Finance obligations	812	1,549	1,849
Other financing	1,011	2,498	2,986
Total debt obligations	349,395	183,335	271,994
Less: Current portion of debt obligations	3,555	2,985	3,025
Long-term debt obligations	$345,840	$180,350	$268,969

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

We use the credit facility to provide financing for working capital and general corporate purposes, as well as to finance capital expenditures and to support our letter of credit requirements. Borrowings under the credit facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the credit facility agreement. The credit facility is secured by our inventory, cash, cash equivalents, and substantially all of our other assets. The daily interest rates are determined by a prime rate or LIBOR, plus an applicable margin, as set forth in the credit facility agreement. For the nine months ended November 3, 2018, the weighted average interest rate on outstanding borrowings and the average daily borrowings on the credit facility, including the term loan, were 3.53% and $274.3 million, respectively.

Letters of credit issued under the credit facility support certain merchandise purchases and collateralize retained risks and deductibles under various insurance programs. At November 3, 2018, outstanding letters of credit totaled approximately $6.9 million. These letters of credit expire within 12 months of issuance and may be renewed.

The credit facility agreement contains a covenant requiring us to maintain excess availability at or above $35.0 million or 10% of the Adjusted Combined Loan Cap (as defined therein). The credit facility agreement also contains covenants which, among other things, restrict (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends to $30.0 million in a fiscal year, and (iii) the repurchase of common stock under certain circumstances. At November 3, 2018, we were in compliance with the debt covenants of the credit facility agreement and we expect to remain in compliance. Excess availability under the credit facility was $95.3 million as of November 3, 2018.

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

The following table presents the composition of net sales by merchandise category (in thousands):

	Three Months Ended
	November 3, 2018			October 28, 2017
Merchandise Category	Department Stores	Off-price Stores	Total Company	Department Stores	Off-price Stores	Total Company
Women’s	$94,732	$19,934	$114,666	$105,805	$19,366	$125,171
Men’s	43,954	11,230	55,184	47,674	9,327	57,001
Children's	29,682	10,635	40,317	34,813	9,565	44,378
Apparel	168,368	41,799	210,167	188,292	38,258	226,550

Footwear	44,400	4,594	48,994	45,329	1,235	46,564
Accessories	17,823	4,863	22,686	19,792	5,153	24,945
Cosmetics/Fragrances	27,822	2,620	30,442	28,843	2,569	31,412
Home/Gifts/Other	16,665	18,074	34,739	13,699	14,460	28,159
Non-apparel	106,710	30,151	136,861	107,663	23,417	131,080

Revenue adjustments not allocated (a)	183	(111)	72	(493)	99	(394)

Net sales	$275,261	$71,839	$347,100	$295,462	$61,774	$357,236

	Nine Months Ended
	November 3, 2018			October 28, 2017
Merchandise Category	Department Stores	Off-price Stores	Total Company	Department Stores	Off-price Stores	Total Company
Women’s	$315,428	$59,165	$374,593	$345,892	$41,492	$387,384
Men’s	138,414	27,688	166,102	144,588	19,021	163,609
Children's	88,160	26,261	114,421	96,898	17,715	114,613
Apparel	542,002	113,114	655,116	587,378	78,228	665,606

Footwear	134,024	13,918	147,942	134,836	2,396	137,232
Accessories	55,121	13,118	68,239	61,045	11,932	72,977
Cosmetics/Fragrances	90,295	7,530	97,825	90,640	5,854	96,494
Home/Gifts/Other	41,463	53,327	94,790	35,708	35,622	71,330
Non-apparel	320,903	87,893	408,796	322,229	55,804	378,033

Revenue adjustments not allocated (a)	(2,986)	(303)	(3,289)	(274)	(441)	(715)

Net sales	$859,919	$200,704	$1,060,623	$909,333	$133,591	$1,042,924

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

	November 3, 2018	February 3, 2018	October 28, 2017
Gift cards and merchandise credits, net	$9,756	$12,122	$8,587
Loyalty program rewards, net	5,540	1,118	2,452
Merchandise fulfillment liability	1,180	234	684
Total contract liabilities	$16,476	$13,474	$11,723

The following table summarizes contract liability activity for each period presented (in thousands):

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Beginning balance	$15,119	$10,399	$13,474	$11,669
Net sales recognized during the period from amounts included in contract liability balances at the beginning of the period	(6,574)	(2,404)	(7,396)	(5,291)
Current period additions to contract liability balances included in contract liability balances at the end of the period	7,931	3,728	10,398	5,345
Ending balance	$16,476	$11,723	$16,476	$11,723

Credit Income

The portfolio for our private label credit card is owned and serviced by Comenity Bank, an affiliate of Alliance Data Systems Corporation. Comenity Bank manages the account activation, receivables funding, card authorization, card issuance, statement generation, remittance processing and guest service functions for our private label credit card program. We perform certain duties, including electronic processing and transmitting of transaction records, and executing marketing promotions designed to increase card usage. We also accept payments in our stores from cardholders on behalf of Comenity Bank. We receive a monthly net portfolio yield payment from Comenity Bank, and we can potentially earn an annual bonus based upon the performance of the private label credit card portfolio. The receivable for credit income, which is recorded in prepaid expenses and other current assets, was $4.0 million, $5.8 million, $3.5 million and $4.9 million as of November 3, 2018, February 3, 2018, October 28, 2017 and January 28, 2017, respectively.

NOTE 4 - STOCK-BASED COMPENSATION

Stock-based compensation expense by type of grant for each period presented was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Non-vested stock	$887	$1,300	$3,153	$4,203
Restricted stock units	196	108	947	310
Stock-settled performance share units	(82)	579	701	1,988
Cash-settled performance share units	11	—	161	—
Total stock-based compensation expense	1,012	1,987	4,962	6,501
Related tax benefit	—	(747)	—	(2,444)
Stock-based compensation expense, net of tax	$1,012	$1,240	$4,962	$4,057

As of November 3, 2018, we have estimated unrecognized compensation cost of $8.9 million related to stock-based compensation awards granted, which is expected to be recognized over a weighted average period of 2.2 years.

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

The following table summarizes non-vested stock activity for the nine months ended November 3, 2018:

Non-vested Stock	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at February 3, 2018	1,637,037	$6.67
Granted	631,266	2.41
Vested	(732,452)	7.12
Forfeited	(117,259)	6.64
Outstanding at November 3, 2018	1,418,592	4.54

The weighted-average grant date fair value for non-vested stock granted during the nine months ended November 3, 2018 and October 28, 2017 was $2.41 and $2.21, respectively. The aggregate intrinsic value of non-vested stock that vested during the nine months ended November 3, 2018 and October 28, 2017, was $1.3 million and $1.2 million, respectively. The payment of the employees’ tax liability for a portion of the vested shares was satisfied by withholding shares with a fair value equal to the tax liability. As a result, the actual number of shares issued during the nine months ended November 3, 2018 was 645,242.

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

The following table summarizes RSU activity for the nine months ended November 3, 2018:

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at February 3, 2018	1,283,750	$2.14
Granted	1,415,000	2.18
Vested	(387,186)	2.15
Forfeited	(451,250)	2.17
Outstanding at November 3, 2018	1,860,314	2.16

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

The following table summarizes stock-settled PSU activity for the nine months ended November 3, 2018:

Period Granted	Target PSUs Outstanding at February 3, 2018	Target PSUs Granted	Target PSUs Vested & Earned	Target PSUs Forfeited	Target PSUs Outstanding at November 3, 2018	Weighted Average Grant Date Fair Value per Target PSU
2016	321,706	—	(9,302)	(51,680)	260,724	$8.69
2017	600,000	—	—	(90,000)	510,000	1.80
2018	—	280,000	—	—	280,000	3.05
Total	921,706	280,000	(9,302)	(141,680)	1,050,724	3.84

The weighted-average grant date fair value for stock-settled PSUs granted during the nine months ended November 3, 2018 and October 28, 2017 was $3.05 and $1.80, respectively. The aggregate intrinsic value of stock settled PSUs that vested during the nine months ended November 3, 2018 was $0.02 million. No stock-settled PSUs vested during the nine months ended October 28, 2017. The payment of the employees’ tax liability for a portion of the vested shares was satisfied by withholding shares with a fair value equal to the tax liability. As a result, the actual number of stock-settled PSUs issued during the nine months ended November 3, 2018 was 7,036.

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

The following table summarizes cash-settled PSU activity nine months ended November 3, 2018:

Period Granted	Target PSUs Outstanding at February 3, 2018	Target PSUs Granted	Target PSUs Forfeited	Target PSUs Outstanding at November 3, 2018	Weighted Average Grant Date Fair Value per Target PSU
2018	—	460,000	(110,000)	350,000	$3.05

Stock Appreciation Rights (“SARs”)

Prior to 2012, we granted SARs to our employees, which generally vested 25% annually over a four-year period from the grant date. Outstanding SARs expired, if not exercised or forfeited, within seven years from the grant date.

The following table summarizes SARs activity for the nine months ended November 3, 2018:

Stock Appreciation Rights	Number of Shares	Weighted Average Exercise Price
Outstanding, vested and exercisable at February 3, 2018	97,900	$18.83
Expired	(97,900)	18.83
Outstanding, vested and exercisable at November 3, 2018	—

NOTE 5 - EARNINGS PER SHARE

The following tables show the computation of basic and diluted loss per common share for each period presented (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Basic:
Net loss	$(31,353)	$(17,722)	$(79,953)	$(42,967)
Distributed earnings allocated to participating securities	(18)	(66)	(149)	(268)
Net loss allocated to common shares	(31,371)	(17,788)	(80,102)	(43,235)

Basic weighted average shares outstanding	28,261	27,602	28,059	27,468
Basic loss per share	$(1.11)	$(0.64)	$(2.85)	$(1.57)

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Diluted:
Net loss	$(31,353)	$(17,722)	$(79,953)	$(42,967)
Distributed earnings allocated to participating securities	(18)	(66)	(149)	(268)
Net loss allocated to common shares	(31,371)	(17,788)	(80,102)	(43,235)

Basic weighted average shares outstanding	28,261	27,602	28,059	27,468
Dilutive effect of stock awards	—	—	—	—
Diluted weighted average shares outstanding	28,261	27,602	28,059	27,468
Diluted loss per share	$(1.11)	$(0.64)	$(2.85)	$(1.57)

The number of shares attributable to outstanding stock-based compensation awards that would have been considered dilutive securities, but were excluded from the calculation of diluted loss per common share because the effect was anti-dilutive were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Number of anti-dilutive shares due to net loss for the period	89	—	341	—
Number of anti-dilutive SARs due to exercise price greater than average market price of our common stock	—	113	19	129

NOTE 6 - STOCKHOLDERS’ EQUITY

During the nine months ended November 3, 2018, we paid $4.3 million in cash dividends. On November 20, 2018, our Board declared a quarterly cash dividend of $0.05 per share of common stock, payable on December 19, 2018 to shareholders of record at the close of business on December 4, 2018.

NOTE 7 - PENSION PLAN

We sponsor a frozen defined benefit pension plan. The components of net periodic pension cost, which were recognized in selling, general and administrative expenses, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Employer service cost	$127	$123	$383	$368
Interest cost on pension benefit obligation	338	363	1,013	1,090
Expected return on plan assets	(435)	(407)	(1,305)	(1,222)
Amortization of net loss	85	213	439	637
Pension settlement charges	411	374	411	374
Net periodic pension cost	$526	$666	$941	$1,247

Our funding policy is to make contributions to maintain the minimum funding requirements for our pension obligations in accordance with the Employee Retirement Income Security Act. We may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover the short-term liquidity needs of the plan in order to maintain current invested positions. We contributed $1.1 million during the nine months ended November 3, 2018, and we expect to contribute an additional $0.2 million in 2018.

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

Level 3 –	Inputs that are both unobservable and significant to the overall fair value measurement reflect our estimates of assumptions that market participants would use in pricing the asset or liability.

Financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	November 3, 2018
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (a)(b)	$18,969	$18,969	$—	$—

	February 3, 2018
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (a)(b)	$20,293	$20,293	$—	$—

	October 28, 2017
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (a)(b)	$18,750	$18,750	$—	$—

(a) The liability for the amount due to participants corresponding in value to the securities held in the grantor trust is recorded in other long-term liabilities.
(b) Using the market approach, the fair values of these items represent quoted market prices multiplied by the quantities held. Net gains and losses related to the changes in fair value in the assets and liabilities under the various deferred compensation plans are recorded in selling, general and administrative expenses and were nil for the nine months ended November 3, 2018 and October 28, 2017, and for the fiscal year ended February 3, 2018.

Non-financial assets measured at fair value on a nonrecurring basis were as follows (in thousands):

	November 3, 2018
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Store property, equipment and leasehold improvements (a)	$1,106	$—	$—	$1,106

	February 3, 2018
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Store property, equipment and leasehold improvements (a)	$778	$—	$—	$778

	October 28, 2017
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Store property, equipment and leasehold improvements (a)	$229	$—	$—	$229

(a) Using an undiscounted cash flow model, we evaluate the cash flow trends of our stores at least annually and when events or changes in circumstances, such as a store closure, indicate that property, equipment and leasehold improvements may not be fully recoverable. When a store’s projected undiscounted cash flows indicate its carrying value may not be recoverable, we use a discounted cash flow model, with a 10% discount rate, to estimate the fair value of the underlying long-lived assets. An impairment write-down is recorded if the carrying value of a long-lived asset exceeds its fair value. Key assumptions in estimating future cash flows include, among other things, expected future operating performance, including expected closure date and lease term, and changes in economic conditions. We believe estimated future cash flows are sufficient to support the carrying value of our long-lived assets. Significant changes in the key assumptions used in our cash flow projections may result in additional asset impairments. For the nine months ended November 3, 2018 and October 28, 2017, and fiscal year 2017, we recognized impairment charges of $1.1 million, $0.2 million, and $1.7 million, respectively. Impairment charges are recorded in cost of sales and related buying, occupancy and distribution expenses.

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

The purchase price for the inventory and other assets acquired from the Sellers was approximately $36.1 million, all of which was paid by the end of the second quarter 2017 using existing cash and availability under the credit facility. We took assignment of 55 of the 57 store locations and the distribution center, and we renegotiated the terms of many of those leases. We also entered into new leases for three former Gordmans store locations in 2017.

The estimated fair values of the assets acquired at the acquisition date were as follows (in thousands):

April 7, 2017
Inventory	$31,770
Property, plant and equipment and other assets	4,374
Total	$36,144

Acquisition and integration related costs were recognized in selling, general and administrative expenses and were nil and $9.2 million for the three and nine months ended October 28, 2017, respectively.

Net sales included in our condensed consolidated statements of operations from Gordmans stores that we operated since the acquisition on April 7, 2017, were as follows for each period presented (in thousands):

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net sales	$71,839	$61,774	$200,704	$133,591

Pro forma net sales and earnings for the three and nine months ended October 28, 2017 are not presented due to the impracticability in substantiating this information as the Gordmans Acquisition was limited to select assets and assignment of leases acquired through a bankruptcy auction. Furthermore, the results of operations may have been impacted by the Sellers’ liquidation and may not be indicative of future performance.

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

For purposes of the following discussion, all references to the “third quarter 2018” and the “third quarter 2017” are for the 13-week fiscal periods ended November 3, 2018 and October 28, 2017, respectively, and all reference to the “year-to-date 2018” and the “year-to-date 2017” are for the 39-week fiscal periods ended November 3, 2018 and October 28, 2017, respectively.

The financial information, discussion and analysis that follow should be read in conjunction with our consolidated financial statements and the related notes included in this Form 10-Q as well as the financial and other information included in the Form 10-K.

Our Business

We are a retailer of trend-right, moderately priced, name-brand apparel, accessories, cosmetics, footwear and home goods. As of November 3, 2018, we operated in 42 states through 754 BEALLS, GOODY’S, PALAIS ROYAL, PEEBLES and STAGE specialty department stores and 68 GORDMANS off-price stores, as well as an e-commerce website. Our department stores are predominantly located in small towns and rural communities. Our off-price stores are predominantly located in mid-sized, non-rural Midwest markets.

Third Quarter 2018 Financial Overview

Select financial results for the third quarter 2018 were as follows (comparisons are to the third quarter 2017):

•	Net sales decreased $10.1 million, or 2.8%.

•	Comparable sales decreased 2.8%. Comparable sales consist of store sales after a store has been in operation for 14 full months and e-commerce sales.

•	Pretax loss was $31.4 million compared to $30.3 million.

•	Effective income tax rate was 0%, due to a full valuation allowance of substantially all tax benefits, compared to 41.6%.

•	Net loss was $31.4 million compared to $17.7 million.

•	Loss per common share was $1.11, compared to a loss per common share of $0.64.

•	EBIT was $(28.0) million compared to $(28.3) million, and EBITDA was $(14.0) million compared to $(12.0) million (see the reconciliation of non-GAAP financial measures on page 26).

2018 Outlook and Strategy

Our strategy is centered on growing our off-price stores, emphasizing merchandise categories that are trending to drive sales in both our off-price and department stores, and exiting underperforming department stores. For the year-to-date 2018, net sales increased by $17.7 million compared to the year-to-date 2017 due to an increase in our off-price and e-commerce sales, partially offset by a decrease in our department store sales due to a decline in traffic and store closures. We expect total net sales for 2018 to be flat to slightly up from 2017 with continued growth in our off-price store sales and contraction in our department store sales.

During the year-to-date 2018, we opened one off-price store, converted nine department stores to off-price and permanently closed 15 department stores. We plan to close a total of approximately 35 to 40 department stores in 2018, excluding store conversions to off-price. Store counts at the end of the third quarter 2018 and third quarter 2017 were as follows:

	November 3, 2018	October 28, 2017
Department stores	754	789
Off-price stores	68	58
Total stores	822	847

Our inventory as of the end of the third quarter 2018 was up 4% compared to the third quarter 2017, primarily due to the early Thanksgiving and planned increases in off-price compared to suppressed levels in the prior year. Department store clearance inventory was down 11%, consistent with the trend for the prior quarters in the year-to-date 2018. Going into the fourth quarter, we are well-positioned with the content and newness of our inventory. For the holiday season, our off-price stores will feature an expanded assortment of seasonal home decor and gifts, as well as active and team apparel. In our department stores, we have added gourmet foods to go along with our women’s, men’s, beauty and toy power centers.

Our 2018 strategic initiatives are focused on:

•
Off-Price Growth - Comparable sales for our off-price stores increased 10.6% for the year-to-date 2018 compared to the year-to-date 2017. We are continuing to build the foundation for long-term growth and have developed a cost-effective model to convert underperforming department stores to off-price with a capital investment of approximately $125,000 per store. The nine conversion stores completed during the year-to-date 2018 had a meaningful sales lift after conversion and some of the lower-volume stores are projected to more than double in sales. Based on the performance of our off-price stores, we believe there is significant upside potential and we plan to accelerate our off-price store conversions in 2019.

•
Differentiation - We are differentiating ourselves from the competition by emphasizing our best performing merchandise categories and developing synergies between our department stores and off-price stores. Beauty is a core strength in our department stores, and we are leveraging this strength to drive beauty and fragrance sales growth in our off-price stores. Additionally, we expanded our Beauty Bar concept in our department stores to over 300 stores during the year-to-date 2018, and we now have Beauty Bar in nearly 500 stores. In our off-price stores, home is a core strength, representing nearly 30% of sales, and we are leveraging this strength to drive more value and expanded assortments into our department store home business. We are also focused on accelerating the positive sales trends in athletic and outdoor by adding new brands and expanded assortments in these categories.

•
Guest Acquisition and Retention - Our loyalty programs and private label credit card program are integral to the value proposition for our guests. Spend and retention rates for guests enrolled in these programs are significantly higher than non-members, and we are focused on growing these programs and expanding private label credit card usage as a percentage of sales. As of November 3, 2018, our Style Circle Rewards® and gRewards® loyalty programs have grown to nearly 10 million members. We expect our private label credit card sales penetration to be between 48% and 49% for our department stores and between 14% and 15% for our off-price stores in 2018. To communicate value to existing loyalty members and attract new guests, we have increased our digital marketing efforts, which enables us to be more targeted and nimble with our promotions.

•
Guest Experience - We are elevating the guest experience by focusing on service, maintaining an ongoing flow of new merchandise offerings, and expanding categories that generate guest excitement. During the year-to-date 2018, we introduced thredUP resale clothing to a select group of our off-price and department stores. We are also pursuing opportunities to gain market share by shifting our assortments to capitalize on other retailers exiting our markets. In our off-price stores, for example, we are expanding on toys, baby apparel and baby gear. In our department stores, we have expanded our partnership with FAO Schwarz for the holiday season by rolling out the brand to all department stores and expanding our FAO shops to approximately 100 stores compared to 15 in 2017.

Non-GAAP Financial Measures

The following table presents earnings (loss) before interest and taxes (EBIT) and earnings (loss) before interest, taxes, depreciation and amortization (EBITDA), non-GAAP financial measures. We believe the presentation of these supplemental non-GAAP financial measures helps facilitate comparisons of our operating performance across periods. In addition, management uses these non-GAAP financial measures to assess the results of our operations. Non-GAAP financial information should not be considered in isolation or viewed as a substitute for net income, cash flow from operations, diluted earnings per common share or other measures of performance as defined by GAAP.  Moreover, the inclusion of non-GAAP financial information as used herein is not necessarily comparable to other similarly titled measures of other companies due to the potential inconsistencies in the method of presentation and items considered. The following table sets forth the supplemental financial information and the reconciliation of the non-GAAP financial measures to the most directly comparable GAAP measure (in thousands):

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net loss (GAAP)	$(31,353)	$(17,722)	$(79,953)	$(42,967)
Interest expense	3,350	2,001	8,253	5,505
Income tax (benefit) expense	(12)	(12,621)	288	(24,873)
EBIT (non-GAAP)	(28,015)	(28,342)	(71,412)	(62,335)
Depreciation and amortization	13,988	16,299	44,135	49,300
EBITDA (non-GAAP)	$(14,027)	$(12,043)	$(27,277)	$(13,035)

Results of Operations

Third Quarter 2018 Compared to Third Quarter 2017 and Year-to-Date 2018 Compared to Year-to-Date 2017 (amounts in thousands, except percentages):

Net Sales

	Three Months Ended			Nine Months Ended
	November 3, 2018	October 28, 2017	Change	November 3, 2018	October 28, 2017	Change
Net sales	$347,100	$357,236	$(10,136)	$1,060,623	$1,042,924	$17,699
Sales percent change:
Total net sales			(2.8)%			1.7%
Comparable sales			(2.8)%			(1.9)%

Net sales for the third quarter 2018 decreased compared to the third quarter 2017 due to a decrease in department store comparable sales and store closures, partially offset by an increase in off-price store sales. Comparable sales in our department stores decreased 5.5% due to a decline in store traffic, partially offset by a higher conversion rate and an increase in e-commerce sales. Comparable sales increased 9.9% in our off-price stores driven by a higher conversion rate and an increase in average transaction value.
Net sales for the year-to-date 2018 increased compared to the year-to-date 2017 due to an increase in off-price store sales, partially offset by a decrease in department store comparable sales and store closures. Comparable sales decreased 3.5% for department stores and increased 10.6% for off-price stores.
E-commerce sales, which are included in department store comparable sales, had double-digit increases for the third quarter 2018 and the year-to-date 2018.
Non-apparel categories outperformed apparel categories in both department stores and off-prices stores for the third quarter 2018 and for the year-to-date 2018. In our department stores, footwear, cosmetics and home were our best performing merchandise categories, while women’s, men’s, children’s and accessories underperformed. In our off-price stores, women’s, men’s, children’s, footwear and home were our best performing merchandise categories, while accessories and cosmetics underperformed.
Geographically, all regions of the country performed in line with our comparable sales averages for the third quarter 2018 compared to the third quarter 2017. In our south central region, the negative impact of Hurricane Harvey on the third quarter 2017 sales was offset by continued weakness in our Mexican border stores in the third quarter 2018. For the year-to-date 2018 compared to the year-to-date 2017, comparable sales for our department stores in the four oil and gas states of Texas, Louisiana, Oklahoma and New Mexico were down 2.9% and the balance of the chain was down 4.2%. Department store sales performance in these four states began to converge with the balance of the chain in the second quarter 2018 and that trend continued in the third quarter 2018 due to weaker sales in our Mexican border stores.

Credit Income

	Three Months Ended			Nine Months Ended
	November 3, 2018	October 28, 2017	Change	November 3, 2018	October 28, 2017	Change
Credit Income	$13,324	$13,670	$(346)	$43,143	$39,788	$3,355
As a percent of net sales	3.8%	3.8%	—%	4.1%	3.8%	0.3%

The increase in credit income for the year-to-date 2018 compared to the year-to-date 2017 is primarily due to incremental credit income from our off-price stores.

Cost of Sales and Gross Margin

	Three Months Ended			Nine Months Ended
	November 3, 2018	October 28, 2017	Change	November 3, 2018	October 28, 2017	Change
Net sales	$347,100	$357,236	$(10,136)	$1,060,623	$1,042,924	$17,699
Cost of sales and related buying, occupancy and distribution expenses	278,665	285,542	(6,877)	847,213	816,071	31,142
Gross profit	$68,435	$71,694	$(3,259)	$213,410	$226,853	$(13,443)
As a percent of net sales	19.7%	20.1%	(0.4)%	20.1%	21.8%	(1.7)%

The decrease in gross profit rate for the third quarter 2018 compared to the third quarter 2017 is primarily due to the third quarter 2017 benefit associated with the acquisition of the initial Gordmans inventory, as well as higher supply chain costs.  The decrease in gross profit rate for the year-to-date 2018 compared to the year-to-date 2017 is primarily due to the year-to-date 2017 benefit associated with the acquisition of the initial Gordmans inventory, as well as higher supply chain costs.

Selling, General and Administrative Expenses (“SG&A Expenses”)

	Three Months Ended			Nine Months Ended
	November 3, 2018	October 28, 2017	Change	November 3, 2018	October 28, 2017	Change
SG&A Expenses	$109,774	$113,706	$(3,932)	$327,965	$328,976	$(1,011)
As a percent of net sales	31.6%	31.8%	(0.2)%	30.9%	31.5%	(0.6)%

The decrease in SG&A expenses for the third quarter 2018 compared to the third quarter 2017 reflects reductions in store payroll and department store advertising expenses. The decrease in SG&A expenses for the year-to-date 2018 compared to the year-to-date 2017 is primarily due to Gordmans Acquisition related costs of $9.2 million incurred in the year-to-date 2017, partially offset by higher off-price store expenses in the year-to-date 2018, which included approximately two additional months of operating expenses compared to the year-to-date 2017.

Interest Expense

	Three Months Ended			Nine Months Ended
	November 3, 2018	October 28, 2017	Change	November 3, 2018	October 28, 2017	Change
Interest Expense	$3,350	$2,001	$1,349	$8,253	$5,505	$2,748
As a percent of net sales	1.0%	0.6%	0.4%	0.8%	0.5%	0.3%

Interest expense is comprised of interest on borrowings under the credit facility, related letters of credit and commitment fees, amortization of debt issuance costs and interest on finance obligations. The increase in interest expense is primarily due to an increase in average borrowings and higher interest rates under the credit facility for the third quarter 2018 compared to the third quarter 2017 and for the year-to-date 2018 as compared to the year-to-date 2017. For the third quarter 2018, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the credit facility, including the term loan, were 3.91% and $303.1 million, respectively, as compared to 2.77% and $234.4 million for the third quarter 2017. For the year-to-date 2018, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the credit facility, including the term loan, were 3.53% and $274.3 million, respectively, as compared to 2.62% and $221.7 million for the year-to-date 2017.

Income Taxes

	Three Months Ended			Nine Months Ended
	November 3, 2018	October 28, 2017	Change	November 3, 2018	October 28, 2017	Change
Income tax (benefit) expense	$(12)	$(12,621)	$12,609	$288	$(24,873)	$25,161
Effective tax rate	—%	41.6%	(41.6)%	(0.4)%	36.7%	(37.1)%

The lower effective income tax rate in the third quarter 2018 compared to the third quarter 2017 and for the year-to-date 2018 compared to year-to-date 2017 is due to a valuation allowance taken for substantially all tax benefits due to the uncertainty of realization, which is dependent upon generation of taxable income. We expect our effective income tax rate to be approximately zero percent for 2018.

Loss Before Income Tax and Net Loss

	Three Months Ended			Nine Months Ended
	November 3, 2018	October 28, 2017	Change	November 3, 2018	October 28, 2017	Change
Loss before income tax	$(31,365)	$(30,343)	$(1,022)	$(79,665)	$(67,840)	$(11,825)
Net loss	(31,353)	(17,722)	(13,631)	(79,953)	(42,967)	(36,986)

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

Our working capital fluctuates with seasonal variations which affect our borrowings and availability under the credit facility. Our availability under the credit facility is generally highest after the back-to-school and holiday selling seasons and is lowest just before those seasons as we build inventory levels. Based on our current expectations regarding our operating results, we believe that our sources of liquidity will be sufficient to cover working capital needs, planned capital expenditures and debt service requirements for at least the next 12 months.

 Key components of our cash flow are summarized below (in thousands):

	Nine Months Ended
	November 3, 2018	October 28, 2017	Change
Net cash (used in) provided by:
Operating activities	$(136,917)	$(18,925)	$(117,992)
Investing activities	(19,444)	(59,082)	39,638
Financing activities	160,936	94,534	66,402

Operating Activities

During the year-to-date 2018, we used $136.9 million in cash from operating activities. Net loss, adjusted for non-cash expenses, used cash of approximately $30.1 million. Changes in operating assets and liabilities used net cash of approximately $107.6 million, which included a $163.9 million increase in merchandise inventories, primarily due to the seasonal build of inventories, partially offset by a $4.9 million decrease in other assets and a $51.4 million increase in accounts payable and other liabilities. Additionally, cash flows from operating activities included construction allowances from landlords of $0.8 million, which funded a portion of the capital expenditures in investing activities.

During the year-to-date 2017, we used $18.9 million in cash from operating activities. Net loss, adjusted for non-cash expenses, generated cash of approximately $6.9 million.  Changes in operating assets and liabilities used net cash of approximately $27.1 million, which included increases of $136.2 million in merchandise inventories, primarily due to the seasonal build of inventories, and $10.9 million in other assets, partially offset by an increase of $120.1 million in accounts payable and other liabilities. Additionally, cash flows from operating activities included construction allowances from landlords of $1.2 million, which funded a portion of the capital expenditures in investing activities.

The year-over-year change reflects an increase in off-price store inventory levels at the end of the third quarter 2018 compared to the end of the third quarter 2017, the higher payables balance at the end of 2017 compared to the end of 2016, and the timing of payments associated with fall 2018 merchandise receipts.

Investing Activities

Net cash used in investing activities decreased $39.6 million to $19.4 million for the year-to-date 2018, compared to $59.1 million for the year-to-date 2017. Investing activities for the year-to-date 2017 included $36.1 million paid for the Gordmans Acquisition, which was funded with existing cash and availability under the credit facility, and was predominately for inventory acquired.

Capital expenditures were $21.8 million for the year-to-date 2018, compared to $25.3 million for the year-to-date 2017, reflecting a decrease in store expansions and remodels. We received construction allowances from landlords of $0.8 million in the year-to-date 2018 and $1.2 million in the year-to-date 2017, which are included in cash flows from operating activities, and were used to fund a portion of the capital expenditures. These funds are recorded as a deferred rent credit on the balance sheet and are recognized as an offset to rent expense over the lease term commencing with the date the allowances are earned.

We estimate that capital expenditures in 2018, net of construction allowances to be received from landlords, will be approximately $30.0 million to $35.0 million. The expenditures will principally be for investments in our stores, omni-channel, supply chain and technology.

Financing Activities

Net cash provided by financing activities increased $66.4 million to $160.9 million for the year-to-date 2018, compared to $94.5 million for the year-to-date 2017, primarily due to borrowings under the revolving credit facility and term loan.

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

We use the credit facility to provide financing for working capital and general corporate purposes, as well as to finance capital expenditures and to support our letter of credit requirements. Borrowings under the credit facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the credit facility agreement. The credit facility is secured by our inventory, cash, cash equivalents, and substantially all of our other assets. The daily interest rates are determined by a prime rate or LIBOR, plus an applicable margin, as set forth in the credit facility agreement. For the nine months ended November 3, 2018, the weighted average interest rate on outstanding borrowings and the average daily borrowings on the credit facility, including the term loan, were 3.53% and $274.3 million, respectively, compared to 2.62% and $221.7 million for the year-to-date 2017.

Letters of credit issued under the credit facility support certain merchandise purchases and collateralize retained risks and deductibles under various insurance programs. At November 3, 2018, outstanding letters of credit totaled approximately $6.9 million. These letters of credit expire within 12 months of issuance and may be renewed.

The credit facility agreement contains a covenant requiring us to maintain excess availability at or above $35.0 million or 10% of the Adjusted Combined Loan Cap (as defined therein). The credit facility agreement also contains covenants which, among other things, restrict (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends to $30.0 million in a fiscal year, and (iii) the repurchase of common stock under certain circumstances. At November 3, 2018, we were in compliance with the debt covenants of the credit facility agreement and we expect to remain in compliance. Excess availability under the credit facility was $95.3 million as of November 3, 2018.

We paid $4.3 million in cash dividends during the year-to-date 2018. On November 20, 2018, our Board declared a quarterly cash dividend of $0.05 per share of common stock, payable on December 19, 2018 to shareholders of record at the close of business on December 4, 2018.

Recent Accounting Standards

Disclosure concerning recent accounting standards is incorporated by reference to Note 1 of our Condensed Consolidated Financial Statements (Unaudited) contained in this Form 10-Q.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No response is required under Item 305 of Regulation S-K.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in our internal control over financial reporting during the three months ended November 3, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

No response is required under Item 103 of Regulation S-K.

ITEM 1A.    RISK FACTORS

There have not been any material changes from the risk factors as previously disclosed in the Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 7, 2011, our Board approved a stock repurchase program (“2011 Stock Repurchase Program”), which authorized us to repurchase up to $200.0 million of our outstanding common stock. The 2011 Stock Repurchase Program will expire when we have exhausted the authorization, unless terminated earlier by our Board. Through November 3, 2018, we repurchased approximately $141.6 million of our outstanding common shares under the 2011 Stock Repurchase Program. Also in March 2011, our Board authorized us to repurchase shares of our outstanding common stock equal to the amount of the proceeds and related tax benefits from the exercise of stock options, stock appreciation rights and other equity grants. Purchases of shares of our common stock may be made from time to time, either on the open market or through privately negotiated transactions and are financed by our existing cash, cash flow and other liquidity sources, as appropriate.

The table below sets forth information regarding our repurchases of common stock during the three months ended November 3, 2018:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)

August 5, 2018 to September 1, 2018	4,793	$2.12	—	$58,351,202

September 2, 2018 to October 6, 2018	24,910	1.98	—	$58,351,202

October 7, 2018 to November 3, 2018	55,580	1.91	—	$58,351,202

Total	85,283	$1.94	—

(a) Although we did not repurchase any of our common stock during the three months ended November 3, 2018 under the 2011 Stock Repurchase Program:

•
We reacquired 12,979 shares of common stock from certain employees to cover tax withholding obligations from the vesting of restricted stock at a weighted average acquisition price of $1.94 per common share; and

•
The trustee of the grantor trust established by us for the purpose of holding assets under our deferred compensation plan purchased an aggregate of 72,304 shares of our common stock in the open market at a weighted average price of $1.94 in connection with the option to invest in our stock under the deferred compensation plan and reinvestment of dividends paid on our common stock held in trust in the deferred compensation plan.

(b) Reflects the $200.0 million authorized under the 2011 Stock Purchase Program, less the $141.6 million repurchased as of November 3, 2018 using our existing cash, cash flow and other liquidity sources since March 2011.

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

STAGE STORES, INC.

Dated: December 12, 2018	/s/ Michael L. Glazer
Michael L. Glazer
President and Chief Executive Officer
(Principal Executive Officer)

Dated: December 12, 2018	/s/ Jason T. Curtis
Jason T. Curtis
Senior Vice President,
Interim Chief Financial Officer and Treasurer
(Principal Financial Officer)