Form 10-K
period 2019-02-02
STAGE STORES INC
filed 2019-04-05
CIK 6885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-K
 (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2019
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
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

As of August 3, 2018 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was $53,752,827 (based upon the closing price of the registrant’s common stock as reported by the New York Stock Exchange on August 3, 2018).

As of March 22, 2019, there were 28,296,743 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders to be held on June 6, 2019, which will be filed within 120 days of the end of the registrant’s fiscal year ended February 2, 2019 (“Proxy Statement”), are incorporated by reference into Part III of this Form 10-K to the extent described therein.

References to a particular year are to Stage Stores, Inc.’s fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year.  For example, a reference to “2017” is a reference to the fiscal year ended February 3, 2018 and “2018” is a reference to the fiscal year ended February 2, 2019.  2017 consisted of 53 weeks, while 2018 consisted of 52 weeks. Similarly, references to a particular quarter are to Stage Stores, Inc.’s fiscal quarters.

PART I

ITEM 1.                                        BUSINESS

Our Business

Stage Stores, Inc. and its subsidiary (“we,” “us” or “our”) is a retailer, which operates specialty department stores and off-price stores. We offer our customers, referred to as “guests,” trend-right, moderately priced, name-brand apparel, accessories, cosmetics, footwear and home goods. As of February 2, 2019, we operated in 42 states through 727 department stores under the BEALLS, GOODY’S, PALAIS ROYAL, PEEBLES and STAGE nameplates and 68 GORDMANS off-price stores. We also operate an e-commerce website for our department store business. Our department stores are predominantly located in small towns and rural communities. Our off-price stores are predominantly located in mid-sized, non-rural Midwest markets.

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

In 2003, we acquired Peebles Inc. (“Peebles”), a privately held, similarly small-market focused department store chain headquartered in South Hill, Virginia. Our Peebles stores are located in the Mid Atlantic, Northeastern, Midwestern and Southeastern states.

In July 2009, we acquired the “Goody’s” name from Goody’s Family Clothing, Inc. through a bankruptcy auction. Our Goody’s stores are primarily located in the Southeastern and Midwestern states.

On April 7, 2017, we acquired select assets of Gordmans Stores, Inc. and its subsidiaries through a bankruptcy auction (“Gordmans Acquisition”). The results of the Gordmans stores that we operated since the Gordmans Acquisition are included in our consolidated statements of operations (see Note 15 to the consolidated financial statements). Our Gordmans stores are primarily located in the Midwestern states.

Competition

The department store and off-price retail markets are highly competitive and fragmented. We compete with local, regional, national and online retailers, including department, specialty, discount and off-price stores, direct-to-consumer businesses and other forms of retail commerce. Our specific competitors vary from market to market. We believe the principal differentiating factors that allow us to compete for guests’ patronage include great values on name brand merchandise, assortments that appeal to our target guests, convenient locations, credit availability and our loyalty program.

Stores

Store Openings and Closures.  Since the Gordmans Acquisition in 2017, we have focused on growing our off-price business. During 2018, we converted nine department stores to off-price stores and opened one new off-price store. Based on the strong results of these stores and growth potential in the off-price sector, we plan to convert approximately 85 department stores to off-price in 2019, and another 150 in the first half of 2020. The conversions will bring our off-price store count to approximately 300, representing approximately 50% of our total sales volume in 2020.

As part of a strategic evaluation of our department store portfolio in 2015, we announced a multi-year plan to close stores that we believe do not have the potential to meet our sales productivity and profitability standards. We have since permanently closed 122 department stores, including 41 stores during 2018, and we expect to close approximately 40 to 60 department stores in 2019. We continually review the profitability of each store and will consider closing a store if the expected store performance does not meet our financial standards. The closure of these stores is expected to improve our ability to effectively allocate capital, deliver higher sales productivity and be accretive to earnings.
Store count and selling square footage by nameplate are as follows:

	Number of Stores			Selling Square Footage (in thousands)
	February 3, 2018	2018 Activity Net Changes	February 2, 2019	February 3, 2018	2018 Activity Net Changes	February 2, 2019
Bealls	181	(7)	174	3,616	(68)	3,548
Goody's	217	(19)	198	3,363	(339)	3,024
Palais Royal	46	(6)	40	990	(139)	851
Peebles	185	(13)	172	3,390	(225)	3,165
Stage	148	(5)	143	2,778	(83)	2,695
Gordmans	58	10	68	2,825	265	3,090
Total	835	(40)	795	16,962	(589)	16,373

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

Our Gordmans off-price stores are predominantly located in mid-sized, non-rural Midwestern markets. The majority of our planned conversion stores are located in smaller Midwestern markets.

Merchandising

We offer moderately priced, branded merchandise within distinct merchandise categories of women’s, men’s and children’s apparel, accessories, cosmetics, footwear and home goods that reflect current styles and trends through our department stores, off-price stores and e-commerce website. Our department stores offer a deeper, more curated assortment and our off-price stores offer a scarcity driven, treasure-hunt experience. Merchandise mix may vary from store to store to accommodate differing demographic, regional and climate characteristics.

The following charts depict the distribution of net sales among our various merchandise categories:

Approximately 83% of sales in our department stores consist of national brands such as Adidas, Calvin Klein, Carters, Chaps, Clinique, Dockers, Estee Lauder, G by Guess, Izod, Jessica Simpson, Levi’s, Nike, Nine West and Skechers, while the remaining 17% of sales are private label merchandise. Our off-price stores offer national brands purchased opportunistically, bringing greater value to our guests.

We source our merchandise from numerous domestic and foreign vendors. We have no significant long-term purchase commitments or arrangements with any of our vendors, and believe that we are not dependent on any one vendor. We believe we have good working relationships with our vendors.

Merchandise Distribution

 We distribute merchandise to our department stores through our distribution centers located in Jacksonville, Texas and Jeffersonville, Ohio and to our Gordmans off-price stores through our distribution center in Omaha, Nebraska. E-commerce orders are predominantly filled from our distribution center in Jacksonville, Texas and to a lesser extent, from select stores and directly from our vendors. We contract with third-party carriers to deliver merchandise to our stores and to our guests in the fulfillment of online orders. Guests also have the option to pick up an online order in a local store through our Buy Online, Ship-to-Store program.

See Item 2, “Properties,” for additional information about our distribution centers.

Marketing

We use a multi-media advertising approach, including digital and mobile, broadcast, direct mail, and to a lesser degree, newspaper inserts. In 2018, our efforts to shift our marketing focus to digital media resulted in a 16% increase in digital and mobile spend, with offsetting reductions in direct mail and newspaper inserts.

Our department stores and off-price stores are similar in many respects. However, our department stores offer deeper, more curated assortments with sales driven by high-low pricing promotions, value coupons and advice from knowledgeable associates. Conversely, our off-price stores offer a varied assortment of every day value pricing in a treasure-hunt environment with sales driven by calendar events such as holidays, back-to-school, graduations, birthdays, anniversaries and more.

Our private label credit card and loyalty program, Style Circle Rewards®, are integral to the value proposition for our guests. These programs allow us to better understand and respond to our guests’ shopping habits and are powerful tools to drive higher transaction value and frequency of visits. On average, private label credit cardholders and loyalty members spend more annually and are less likely to attrite than non-loyalty guests. In our department stores, private label credit card purchases represented 48% of our sales in 2018. In our off-price stores, we acquired a historically underpenetrated private label credit card program in 2017 and implemented best practices developed in our department stores, which we expect to continue to drive future growth. Private label credit card purchases represented 14% of our off-price store sales in 2018. We ended 2018 with nearly 10 million members under our loyalty programs.

Trademarks

Our principal trademarks, including the BEALLS, GOODY’S, PALAIS ROYAL, PEEBLES, STAGE and GORDMANS nameplates, have been registered with the U.S. Patent and Trademark Office. We have also registered trademarks used in connection with our loyalty program. We regard our trademarks and their protection as important to our success. We also hold the domain names Stage.com and Gordmans.com.

Our Employees

At February 2, 2019, we employed approximately 13,600 full-time and part-time employees, referred to as “associates.” Employment levels vary during the year as we traditionally hire additional sales associates and increase the hours of part-time sales associates during peak seasonal selling periods. We offer a broad range of company-paid benefits to our associates. Eligibility for and the level of benefits vary depending on associates' full-time or part-time status, compensation level, date of hire and/or length of service. Company-paid benefits include a 401(k) plan, deferred compensation plans, medical and dental plans, disability insurance, paid vacation, life insurance and merchandise discounts. We consider our relationship with our associates to be good, and there are no collective bargaining agreements in effect with respect to any of our associates.

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

Available Information

We make available, free of charge, through the “Investor Relations” section of our website (corporate.stage.com)
under the “Financial Reports” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). In this Form 10-K, we incorporate by reference certain information from parts of our Proxy Statement for our 2019 Annual Meeting of Shareholders (“Proxy Statement”).

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

Forward-looking statements are based upon a number of assumptions and factors concerning future conditions that may ultimately prove to be inaccurate and could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements that are made herein and in other reports and releases are not guarantees of future performance and actual results may differ materially from those discussed in such forward-looking statements as a result of various factors. These factors include, but are not limited to, the ability for us to maintain normal trade terms with vendors, the ability for us to comply with the various covenant requirements contained in the Credit Facility agreement (as defined in “Liquidity and Capital Resources”), the demand for apparel, and other factors. The demand for apparel and sales volume can be affected by significant changes in economic conditions, including an economic downturn, employment levels in our markets, consumer confidence, energy and gasoline prices, the value of the Mexican peso, and other factors influencing discretionary consumer spending. Other factors affecting the demand for apparel and sales volume include unusual weather patterns, an increase in the level of competition, competitors’ marketing strategies, changes in fashion trends, changes in the average cost of merchandise purchased for resale, availability of product on normal payment terms and the failure to achieve the expected results of our merchandising and marketing plans as well as our store opening or relocation plans. Additional assumptions, factors and risks concerning future conditions are discussed in the Risk Factors section of this Form 10-K, and may be discussed from time to time in our other filings with the SEC, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Most of these factors are difficult to predict accurately and are generally beyond our control.

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

Competitive and Operational Risks

We face significant competition from other retailers, which may adversely affect our sales and profitability. The retail industry is highly competitive. We compete with local, regional, national and online retailers, including department, specialty, discount and off-price stores, direct-to-consumer businesses and other forms of retail commerce. The Internet and evolving technologies in retail have led to increased competition as there are fewer barriers to entry and consumers are able to quickly and conveniently comparison shop. We compete on many factors, such as merchandise assortment, advertising, price, quality, convenience, guests’ shopping experience, store environment, service, loyalty programs and credit availability. Unanticipated changes in the pricing and other practices of our competitors may create downward pressure on prices and lower demand for our products, which may adversely impact our sales and profitability.

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

Failure to successfully grow our Gordmans off-price business as planned may adversely affect our results of operations and financial condition. We view Gordmans as the key growth opportunity for our business. If we are not able to successfully grow the Gordmans off-price business as planned, the anticipated scale and profitability may not be realized fully or at all, or may take longer to realize than expected, which may adversely affect our results of operations and financial condition.

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

Risks associated with our carriers, shippers and other providers of merchandise transportation services may have a material adverse effect on our business and financial condition.  Our vendors rely on shippers, carriers and other merchandise transportation service providers (collectively “transportation providers”) to deliver merchandise from their manufacturers, both in the United States and abroad, to the vendors’ distribution centers in the United States.  Transportation providers are also responsible for transporting merchandise from vendors’ distribution centers to our distribution centers. We also rely on transportation providers to transport merchandise from our distribution centers to our stores and to our guests in the case of online sales.  However, if work slowdowns, stoppages, weather or other disruptions affect the transportation of merchandise between the vendors and their manufacturers, especially those manufacturers outside the United States, between the vendors and us, or between us and our e-commerce guests, our business, financial condition and cash flows may be adversely affected.

Financial and Liquidity Risks

Failure to obtain merchandise product on normal trade terms may adversely impact our business, financial condition and cash flows.  We are dependent on obtaining merchandise product on normal trade terms.  Failure to meet our performance objectives may cause key vendors and factors to become more restrictive in granting trade credit.  The tightening of credit, such as a reduction in our lines of credit or payment terms from the vendor or factor community, may have a material adverse impact on our business, financial condition and cash flows.  We are also highly dependent on obtaining merchandise at competitive and predictable prices.  If we experience rising prices related to our merchandise, whether due to cost of materials, inflation, transportation costs, or otherwise, our business, financial condition and cash flows may be adversely and materially affected.

There can be no assurance that our liquidity will not be affected by changes in macroeconomic conditions. Due to our operating cash flow and availability under our Credit Facility, we continue to believe that we have the ability to meet our financing needs for the foreseeable future.  However, there can be no assurance that our liquidity will not be materially and adversely affected by changes in macroeconomic conditions.

The Credit Facility contains covenants that may impose operating restrictions and limits our borrowing capacity to the value of certain of our assets. The Credit Facility agreement contains covenants which, among other things, restrict (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends, and (iii) the repurchase of common stock under certain circumstances. A violation of any of these covenants may permit the lenders to restrict our ability to further access loans and letters of credit and may require the immediate repayment of any outstanding loans. Our failure to comply with these covenants may have a material adverse effect on our capital resources, financial condition, results of operations and liquidity. In addition, any material or adverse developments affecting our business may significantly limit our ability to meet our obligations as they become due or to comply with the various covenant requirements contained in the Credit Facility agreement. Borrowings under the Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory, and our inventory, cash, cash equivalents and substantially all of our other assets are pledged as collateral under the Credit Facility. In the event of any material decrease in the amount of or appraised value of our inventory, our borrowing capacity would decrease, which may adversely impact our business and liquidity. In the event of a default that is not cured or waived, the lenders’ commitment to extend further credit under the Credit Facility may be terminated, our outstanding obligations may become immediately due and payable, outstanding letters of credit may be required to be cash collateralized, and remedies may be exercised against the collateral. If we are unable to borrow under the Credit Facility, we may not have the necessary cash resources for our operations and, if any event of default occurs, there is no assurance that we would have the cash resources available to repay such accelerated obligations, refinance such indebtedness on commercially reasonable terms, or at all, or cash collateralize our letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and liquidity.

The inability or unwillingness of one or more lenders to fund their commitment under the Credit Facility may have a material adverse impact on our business and financial condition. We use the Credit Facility to provide financing for working capital, capital expenditures and other general corporate purposes, as well as to support our outstanding letters of credit requirements. Notwithstanding that we may be in full compliance with all covenants contained in the Credit Facility, the inability or unwillingness of one or more lenders to fund their commitment under the Credit Facility may have a material adverse impact on our business and financial condition.

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

Changes in our private label credit card program may adversely affect our sales and/or profitability. Our private label credit card (“PLCC”) program facilitates sales and generates additional revenue under our profit sharing agreement with the unrelated third party which owns the PLCC accounts receivable. PLCC sales represented 48% of total department stores sales and 14% of total off-price stores sales in 2018, and PLCC guests spend more on average than non-PLCC guests. We receive a share of the net finance charges, late fees, other cardholder fees, write-offs, and operating expenses generated by the program.  Changes in credit granting standards maintained by the third party, which may be due to macroeconomic trends, could impact our ability to generate new PLCC accounts.  Changes in guest payment patterns could impact profit sharing by impacting fee income, write-offs and operating expense.  If the sales or profit share that we receive from the PLCC decreases due to economic, legal, social, or other factors that we cannot control or predict, our operating results, financial condition and cash flows may be adversely affected.

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

Economic Conditions, Business Disruption and Other External Risks

An economic downturn or decline in consumer confidence may negatively impact our business and financial condition. Our results of operations are sensitive to changes in general economic and political conditions that impact consumer discretionary spending, such as employment levels, taxes, energy and gasoline prices and other factors influencing consumer confidence. We have extensive operations in the South Central, Southeastern, Midwestern and Mid-Atlantic states. Many stores are located in small towns and rural environments that are substantially dependent upon the local economy. We also have concentrations of stores in areas where the local economy is heavily dependent on the oil and gas industry, particularly in portions of Texas, Louisiana, Oklahoma and New Mexico. A decline in crude oil prices and/or oil or gas exploration may negatively impact employment in those communities, resulting in reduced consumer confidence and discretionary spending. Additionally, approximately 3% of our stores contributing approximately 5% of our 2018 sales are located in cities that either border Mexico or are in close proximity to Mexico. A devaluation of the Mexican peso will reduce the purchasing power of those guests who are citizens of Mexico. In such an event, revenues attributable to these stores could be reduced. In 2018, we experienced pressure on our business in areas that are near the Mexican border. If those pressures continue or there is an additional economic downturn or decline in consumer confidence, particularly in the South Central, Southeastern, Midwestern and Mid-Atlantic states and any state from which we derive a significant portion of our net sales (such as Texas or Louisiana), our business, financial condition and cash flows will be negatively impacted and such impact may be material.

We are subject to payment-related risks that may increase our operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business. We accept payments using a variety of methods, including cash, checks, credit cards, debit cards, and gift cards, and we may offer new payment options over time. Acceptance of these payment options subjects us to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements and rules governing electronic funds transfers. These requirements may change over time or be reinterpreted, making compliance more difficult or costly. We rely on third parties to provide payment processing services and pay interchange and other fees, which may increase over time and raise our operating costs. On October 1, 2015, the payment cards industry began shifting liability for certain debit and credit card transactions to retailers who do not accept Europay, MasterCard and Visa (“EMV”) chip technology transactions. In 2018, we completed the deployment of our tokenized/EMV-complaint environment in all our retail locations and has been appropriately certified by all parties.

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

If we cannot meet the NYSE’s continued listing requirements, the NYSE may delist our common stock. On January 28, 2019, we received notice from the NYSE that we were no longer in compliance with the NYSE continued listing requirement that requires that the average closing price of our common stock be above $1.00 over 30 consecutive trading days. We notified the NYSE of our intent to cure such deficiency and return to compliance with the NYSE continued listing requirements by July 28, 2019. As of March 29, 2019, we closed the last trading day of the calendar month with a share price above $1.00 and an average closing share price above $1.00 over a consecutive 30 trading-day period, which brings us back into compliance with the NYSE listing standards.

If we are unable to satisfy the NYSE’s criteria for continued listing, our common stock would be subject to delisting. A delisting of our common stock could negatively impact us by, among other things, reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; reducing the liquidity and market price of the common stock; decreasing the amount of news coverage of us; and limiting our ability to issue additional securities or obtain additional financing in the future. If our stock price does not increase as a result of normal market fluctuation based on our results of operation and financial condition, it may be necessary to effect a reverse stock split in order to raise our average closing stock price back above $1.00. The number of shares available on the public market following a reverse stock split will be reduced significantly, which may affect the volume and liquidity of our common stock. In addition, delisting from the NYSE might negatively impact our reputation and, as a consequence, our business.

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

Technology Infrastructure, Data Security and Privacy Risks

A disruption of our information technology systems may have a material adverse impact on our business and financial condition.  We are heavily dependent on our information technology systems for day-to-day business operations, including sales, warehousing, distribution, purchasing, inventory control, merchandise planning and replenishment, financial systems and e-commerce.  Certain of our information technology support functions are performed by third-parties in overseas locations. While we believe that we are diligent in selecting the vendors that assist us in maintaining the reliability and integrity of our information technology systems, failure by any of these third-parties to implement and/or manage our information systems and infrastructure effectively and securely could result in future disruptions, service outages, service failures or unauthorized intrusions. Despite our precautionary efforts, our information technology systems are vulnerable to damage or interruption from, among other things, natural or man-made disasters, technical malfunctions, inadequate systems capacity, power outages, computer viruses and security breaches, which may require significant investment to fix or replace, and we may suffer loss of critical data and interruptions or delays to our operations in the interim. In addition, as part of our normal course of business, we collect, process and retain sensitive and confidential guest information. Potential risks include, but are not limited to, the following: (i) an intrusion by a hacker, (ii) the introduction of malware (virus, Trojan horse, spyware), (iii) hardware failure, (iv) outages due to software defects and (v) human error.  Although we run anti-virus and anti-spyware software and take other steps to ensure that our information technology systems will not be disabled or otherwise disrupted, there are no assurances that disruptions will not occur. The consequences of a disruption, depending on the severity, may have a material adverse effect on our business and financial condition and may expose us to civil, regulatory and industry actions and possible judgments, fees and fines.

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

ITEM 1B.                          UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                          PROPERTIES

Our stores are primarily located in strip shopping centers. We own six of our stores and lease the balance. The majority of leases, which are typically for an initial 10-year term and often with two renewal options of five years each, provide for our payment of base rent plus expenses, such as common area maintenance, utilities, taxes and insurance. Certain leases provide for contingent rents that are not measurable at inception.  These contingent rents are primarily based on a percentage of sales that are in excess of a predetermined level.  Our stores range in size from approximately 5,000 to 73,000 selling square feet, with the average being approximately 18,000 selling square feet for department stores and approximately 45,000 selling square feet for off-price stores. At February 2, 2019, we operated 795 stores, in 42 states located within 5 regions, as follows:

	Number of Stores		Number of Stores
South Central Region		Midwestern Region
Arkansas	22	Illinois	10
Louisiana	47	Indiana	29
Oklahoma	34	Iowa	11
Texas	209	Kansas	13
	312	Michigan	15
Mid-Atlantic & Northeastern Region		Minnesota	2
Delaware	3	Missouri	19
Maryland	6	Nebraska	4
New Jersey	5	North Dakota	4
Pennsylvania	30	Ohio	30
Virginia	34	South Dakota	2
West Virginia	10	Wisconsin	6
Massachusetts	2		145
New Hampshire	1	Northwestern & Southwestern Region
New York	14	Arizona	7
Vermont	4	Colorado	8
	109	Idaho	5
Southeastern Region		Nevada	4
Alabama	24	New Mexico	19
Florida	6	Oregon	4
Georgia	29	Utah	4
Kentucky	33	Wyoming	1
Mississippi	21		52
North Carolina	23
South Carolina	17
Tennessee	24	Total Stores	795
	177

We own a distribution center in Jacksonville, Texas and lease distribution centers in Jeffersonville, Ohio and Omaha, Nebraska. We also lease two facilities located near our distribution centers in Texas and Nebraska that provide capacity expansion. The distribution centers in Texas and Ohio support our department store business, and the distribution center in Nebraska supports our off-price store business. The approximate square footages of these properties are as follows:

Location	Square Footage(a)
Jacksonville, Texas	328,000
Jacksonville, Texas	171,000
Jeffersonville, Ohio	202,000
Omaha, Nebraska	267,000
La Vista, Nebraska	165,000
1,133,000

(a) Excludes distribution center mezzanines.

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

Market and Dividend Information
Our common stock trades on the New York Stock Exchange under the symbol “SSI”.  The following table sets forth the high and low market prices per share of our common stock as reported by the New York Stock Exchange and the amount of cash dividends per common share we paid during each quarter in 2018 and 2017:

	Fiscal Year
	2018			2017
	High	Low	Dividend	High	Low	Dividend
1st Quarter	$3.03	$1.64	$0.05	$3.00	$1.80	$0.15
2nd Quarter	3.21	2.03	0.05	2.94	1.72	0.05
3rd Quarter	2.35	1.52	0.05	2.43	1.45	0.05
4th Quarter	1.75	0.73	0.05	2.22	1.61	0.05

We paid aggregate cash dividends in 2018 and 2017 of $5.8 million and $8.5 million, respectively. In January 2019, we announced the suspension of the quarterly dividend. The declaration and payment of future quarterly cash dividends remain subject to the review and discretion of our Board of Directors (“Board”). Future determinations to pay dividends will continue to be evaluated in light of our results of operations, cash flow and financial condition, as well as meeting certain criteria under the Credit Facility (as defined in “Liquidity and Capital Resources”) and other factors deemed relevant by our Board.

Holders
As of the close of trading on the New York Stock Exchange on March 22, 2019 there were approximately 218 holders of record of our common stock.

Stock Repurchase Program

On March 7, 2011, our Board approved a stock repurchase program (“2011 Stock Repurchase Program”), which authorizes us to repurchase up to $200.0 million of our outstanding common stock. The 2011 Stock Repurchase Program will expire when we have exhausted the authorization, unless terminated earlier by our Board. Through February 2, 2019, we repurchased approximately $141.6 million of our outstanding common stock under the 2011 Stock Repurchase Program. Also in March 2011, our Board authorized us to repurchase shares of our outstanding common stock equal to the amount of the proceeds and related tax benefits from the exercise of stock options, stock appreciation rights and other equity grants. Purchases of shares of our common stock may be made from time to time, either on the open market or through privately negotiated transactions, and are financed by our existing cash, cash flow and other liquidity sources, as appropriate.

The table below sets forth information regarding our repurchases of our common stock during the fourth quarter of 2018:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)

November 4, 2018 to December 1, 2018	9,284	$1.61	—	$58,351,202

December 2, 2018 to January 5, 2019	26,430	1.21	—	58,351,202

January 6, 2019 to February 2, 2019	9,926	0.94	—	58,351,202

Total	45,640	$1.24	—

(a) Although we did not repurchase any of our common stock during the fourth quarter of 2018 under the 2011 Stock Repurchase Program:

•
We reacquired 3,680 shares of our common stock from certain employees to cover tax withholding obligations from the vesting of restricted stock at a weighted average acquisition price of $1.53 per share; and

•
The trustee of the grantor trust established by us for the purpose of holding assets under our deferred compensation plan purchased an aggregate of 41,960 shares of our common stock in the open market at a weighted average price of $1.21 in connection with the option to invest in our stock under the deferred compensation plan and reinvestment of dividends paid on our common stock held in trust in the deferred compensation plan.

(b) Reflects the $200.0 million authorized under the 2011 Stock Purchase Program, less the $141.6 million repurchased as of February 2, 2019 using our existing cash, cash flow and other liquidity sources since March 2011.

ITEM 6.                                        SELECTED FINANCIAL DATA

No response is required under Item 301 of Regulation S-K.

ITEM 7.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

We are a retailer of trend-right, moderately priced, name-brand apparel, accessories, cosmetics, footwear and home goods.  As of February 2, 2019, we operated in 42 states through 727 specialty department stores under the BEALLS, GOODY’S, PALAIS ROYAL, PEEBLES and STAGE nameplates and 68 GORDMANS off-price stores. We also operate an e-commerce website. Our department stores are predominantly located in small towns and rural communities. Our off-price stores are predominantly located in mid-sized, non-rural Midwest markets.

On April 7, 2017, we acquired select assets of Gordmans Stores, Inc. and its subsidiaries. The results of the Gordmans stores that we operated since the Gordmans Acquisition are included in our consolidated statements of operations (see Note 15 to the consolidated financial statements).

Results of Operations

Results for 2018 reflect 52 weeks versus 53 weeks in 2017, except that comparable sales were measured over 52 weeks for both years.

Select financial results for 2018 were as follows (comparisons are to 2017):

•	Net sales were $1,580 million compared to $1,592 million.

•	Comparable sales decreased 1.9%. Comparable sales consist of store sales after a store has been in operation for 14 full months, including stores converted to off-price stores, and e-commerce sales.

•	Recognized a $14.9 million non-cash impairment charge to fully write-off the Peebles trade name due to our multi-year store conversion strategy.

•	Net loss was $87.7 million compared to net loss of $37.3 million.

•	Effective income tax rate was nearly 0%, due to a full valuation allowance of substantially all tax benefits, compared to 25.9%.

•	Loss per share was $3.13 compared to a loss per share of $1.37.

•	EBITDA adjusted for impairments was $0.9 million compared to $24.5 million (see the reconciliation of non-GAAP financial measures on page 25).

•	Net capital expenditures were $30.1 million.

2018 Strategy and Results

•
We developed a cost-effective model to convert department stores to Gordmans off-price stores with a capital investment of approximately $125,000 per store. During 2018, we converted nine department stores to off-price and opened one new off-price store. Sales in the nine conversion stores increased more than 60% in 2018 compared to their comparable period sales as a department store. Additionally, inventory levels in the converted stores were lower than their levels as a department store, as off-price inventory turn significantly outpaces department store turn. Notably, sales in the six smaller Midwestern markets, which will make up the majority of the next phase of conversions, increased more than 170%.

•
Non-apparel comparable sales in our department stores increased 1.5%, as we shifted our focus toward trending categories such as beauty and footwear. Most importantly for our 2019 plans, the home department grew to 6% of total department store sales as the result of a comparable sales increase of more than 25%.

•
Credit income from our private label credit card grew to a record $61.3 million in 2018. Additionally, cross-shopping functionality was enabled, which allows our off-price and department store guests to use their credit card in any of our nameplates. This initiative paved the way for the integration of the Gordmans loyalty program into our richer company-wide, multi-tender Style Circle Rewards® program in March of 2019.

•
E-commerce continued to grow double digits each quarter and for the full year 2018. These results were driven by a more than 50% sales increase from our WEB@POS program, which allows in-store guests access to our full online assortment. Additionally, the penetration of drop-ship sales continued to grow, and Buy Online, Ship-to-Store not only drove e-commerce sales, but also had an in-store sale attachment rate of more than 25%.

•	We closed 41 department stores in 2018, as part of our continuing efforts to right-size the store fleet by exiting underperforming locations. Since 2015, we have closed 122 department stores.

2019 Strategy and Outlook

Our 2019 and long-term strategic objectives are to:

•
Accelerate our presence in the off-price sector, with the conversion of approximately 85 department stores to off-price in 2019, and another 150 conversions in the first half of 2020. Following the conversions, our off-price store count will be approximately 300, and will represent approximately 50% of our total sales volume in 2020.

•	Integrate our off-price and department store loyalty programs with an enriched Style Circle Rewards® program that guests can use across all of our stores and online.

•	Optimize our supply chain through capital investments and by engaging outside expertise to mitigate higher supply chain costs and prepare us for future off-price store growth.

•
Expand the home department in our department stores to drive sales in this trending category. Our planned capital investments for 2019 include $5 million for high capacity home department fixtures, which can also be used in the event these stores are converted to off-price in the future.

•	Close between 40 to 60 underperforming department stores.

We remain disciplined in controlling expenses, allocating capital expenditures and managing inventory levels, while focused on our growth plans. We expect our efforts to exit underperforming locations, convert department stores to faster turning off-price locations, and improve underlying inventory turn in both off-price and department stores to result in improved earnings and a meaningful reduction in inventory in 2019.

The financial information, discussion and analysis that follow should be read in conjunction with our Consolidated Financial Statements and accompanying footnotes included in this Form 10-K.

Comparative Analysis

2018 compared to 2017 (amounts in thousands, except percentages):

Net Sales

	Fiscal Year
	2018	2017	Change
Net sales	$1,580,149	$1,592,275	$(12,126)
Sales percent change:
Total net sales			(0.8)%
Comparable sales			(1.9)%

Net sales for 2018 decreased compared to 2017 due to a decrease in department store comparable sales and store closures, partially offset by an increase in off-price store sales. Comparable sales in our department stores decreased 3.2% due to a decline in store traffic, partially offset by a higher conversion rate. Comparable sales increased 6.4% in our off-price stores driven by a higher conversion rate. E-commerce sales, which are included in department store comparable sales, had a double-digit increase for 2018.
Geographically, comparable sales in our stores near the Mexican border underperformed our comparable sales average due to weakness in the valuation of the Mexican peso.
Comparable sales (decrease) increase by quarter are presented below:

	Fiscal Year
	2018	2017
1st Quarter	(2.8)%	(9.6)%
2nd Quarter	(0.2)%	(3.6)%
3rd Quarter	(2.8)%	(3.9)%
4th Quarter(a)	(2.4)%	1.1%
Total Year(a)	(1.9)%	(3.6)%

(a) Comparable sales for the fourth quarter and full year 2017 exclude the 53rd week.

On a shifted basis, comparing the 52 weeks ended February 2, 2019 and February 3, 2018 and each thirteen-week quarterly period therein, comparable sales improved sequentially each quarter during the year and were positive for the fourth quarter.

Non-apparel categories outperformed apparel categories in both department stores and off-price stores for 2018 compared to 2017. In our department stores, footwear, cosmetics and home were our best performing merchandise categories, while women’s, men’s, children’s and accessories underperformed. In our off-price stores, men’s, children’s, footwear and home were our best performing merchandise categories, while women’s, accessories and cosmetics underperformed.

Credit Income

	Fiscal Year
	2018	2017	Change
Credit Income	$61,333	$58,912	$2,421
As a percent of net sales	3.9%	3.7%	0.2%

The increase in credit income for 2018 compared to 2017 is primarily due to incremental credit income from our off-price stores.

Cost of Sales and Gross Margin

	Fiscal Year
	2018	2017	Change
Net Sales	$1,580,149	$1,592,275	$(12,126)
Cost of sales and related buying, occupancy and distribution expenses	1,250,876	1,228,780	22,096
Gross profit	329,273	363,495	(34,222)
As a percent of net sales	20.8%	22.8%	(2.0)%

The decrease in gross profit rate for 2018 compared to 2017 is primarily due to the 2017 benefit associated with the acquisition of the initial Gordmans inventory, as well as higher supply chain costs in 2018.

Selling, General and Administrative Expenses (“SG&A Expenses”)

	Fiscal Year
	2018	2017	Change
SG&A expenses	$451,174	$465,118	$(13,944)
As a percent of net sales	28.6%	29.2%	(0.6)%

The decrease in SG&A expenses for 2018 compared to 2017 is primarily due to $9.1 million in acquisition and integration costs incurred in 2017 related to the Gordmans Acquisition, as well as a planned reduction in advertising costs in 2018.

Interest Expense

	Fiscal Year
	2018	2017	Change
Interest expense	$11,798	$7,680	$4,118
As a percent of net sales	0.7%	0.5%	0.2%

Interest expense is comprised of interest on borrowings under the Credit Facility, related letters of credit and commitment fees, amortization of debt issuance costs and interest on finance obligations. The increase in interest expense is primarily due to an increase in average borrowings and interest rates under the Credit Facility for 2018 compared to 2017. During 2018, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Credit Facility were 3.86% and $280.2 million, respectively, as compared to 2.69% and $224.5 million in 2017.

Income Taxes

	Fiscal Year
	2018	2017	Change
Income tax expense (benefit)	$438	$(13,068)	$13,506
Effective tax rate	(0.5)%	25.9%	(26.4)%

The lower effective income tax rate in 2018 compared to 2017 is due to a valuation allowance taken for substantially all tax benefits generated by the current year tax losses due to the uncertainty of realization, which is dependent upon generation of future taxable income. The 2017 tax benefits were only partially offset by the initial $6.1 million valuation of the net tax assets at year-end.

Loss Before Income Tax and Net Loss

	Fiscal Year
	2018	2017	Change
Loss before income tax	$(87,276)	$(50,391)	$(36,885)
Net loss	(87,714)	(37,323)	(50,391)

Reconciliation of Non-GAAP Financial Measures

Our results of operations are presented on a basis in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The following table presents earnings (loss) before interest and taxes (“EBIT”), earnings (loss) before interest, taxes, depreciation and amortization (“EBITDA”) and EBITDA adjusted for impairments, non-GAAP financial measures. We believe the presentation of these supplemental non-GAAP financial measures helps facilitate comparisons of our operating performance across periods. In addition, management uses these non-GAAP financial measures to assess the results of our operations. Non-GAAP financial information should not be considered in isolation or viewed as a substitute for net income, cash flow from operations, diluted earnings per common share or other measures of performance as defined by GAAP.  Moreover, the inclusion of non-GAAP financial information as used herein is not necessarily comparable to other similarly titled measures of other companies due to the potential inconsistencies in the method of presentation and items considered. The following table sets forth the supplemental financial information and the reconciliation of the non-GAAP financial measures to the most directly comparable GAAP measure (in thousands):

	Fiscal Year
	2018	2017
Net loss (GAAP)	$(87,714)	$(37,323)
Interest expense	11,798	7,680
Income tax expense (benefit)	438	(13,068)
EBIT (non-GAAP)	(75,478)	(42,711)
Depreciation and amortization	58,655	65,422
EBITDA (non-GAAP)	(16,823)	22,711
Impairment of long-lived assets	2,780	1,739
Impairment of trade name	14,910	—
EBITDA adjusted for impairments (non-GAAP)	$867	$24,450

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

Liquidity and Capital Resources

Our liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows, (iii) trade credit terms from our vendors and their factors and (iv) the Credit Facility. The loss of key vendors, or material changes in support by our vendors or their factors, can have a material impact on our business and liquidity. To date, we have successfully managed our vendor relationships to maintain inventory purchases at planned levels on acceptable payment terms. However, if we fail to meet our performance objectives, we may experience a tightening of credit or payment terms from our vendors or their factors.

Our primary cash requirements are for operational needs, including rent and salaries, inventory purchases, and capital investments in our stores, omni-channel, supply chain and information technology. In 2017, our cash requirements also included the Gordmans Acquisition and additional investments to support the integration of the Gordmans operations into our infrastructure.

Our working capital fluctuates with seasonal variations, which affect our borrowings and availability under the Credit Facility. Our availability under the Credit Facility is generally highest after the back-to-school and holiday selling seasons and is lowest just before those seasons as we build inventory levels. Based on our current expectations regarding our operating results, we believe that our sources of liquidity will be sufficient to cover working capital needs, planned capital expenditures and debt service requirements for at least the next 12 months.
Key components of our cash flow are summarized below (in thousands):

	Fiscal Year
	2018	2017	Change
Net cash (used in) provided by:
Operating activities	$(44,436)	$75,461	$(119,897)
Investing activities	(25,337)	(72,361)	47,024
Financing activities	64,353	4,347	60,006

Operating Activities

During 2018, we used $44.4 million in cash from operating activities. Net loss, adjusted for non-cash expenses, used cash of approximately $7.1 million.  Changes in operating assets and liabilities used net cash of approximately $38.1 million, which included a $49.8 million decrease in accounts payable and other liabilities and a $2.2 million increase in other assets, partially offset by a $13.8 million decrease in merchandise inventories. Additionally, cash flows from operating activities included construction allowances from landlords of $0.8 million, which funded a portion of the capital expenditures in investing activities.

During 2017, we generated $75.5 million in cash from operating activities.  Net loss, adjusted for non-cash expenses, provided cash of approximately $37.8 million.  Changes in operating assets and liabilities generated net cash of approximately $36.5 million, which included a $43.6 million increase in accounts payable and other liabilities and a $1.7 million decrease in merchandise inventories, partially offset by a $8.9 million increase in other assets. Additionally, cash flows from operating activities included construction allowances from landlords of $1.2 million, which funded a portion of the capital expenditures in investing activities.

The year-over-year change primarily reflects a higher net loss of $50.4 million and a $74.6 million unfavorable change in cash flow from working capital. The decrease in cash flow from working capital was largely due to unfavorable fluctuations of $93.4 million in cash flows from accounts payable and other liabilities due to an elevated payables balance at the end of 2017.

Investing Activities

The following table summarizes key information about our investing activities for each period presented (in thousands, except number of stores):

	Fiscal Year
	2018	2017
Capital expenditures	$30,949	$38,630
Construction allowances received from landlords(a)	810	1,228
Capital expenditures, net of construction allowances	$30,139	$37,402

Business acquisition	$—	$36,144

Number of department stores converted to off-price stores	9	—
Number of stores remodeled, relocated and expanded	1	9
Number of new stores (b)	1	58

(a) Construction allowances are reflected in operating activities on the statements of cash flows.
(b) 2017 includes stores acquired through the Gordmans Acquisition.

Capital expenditures in 2018 were primarily for conversions of department stores to off-price stores and investments in our technology, omni-channel and supply-chain. Construction allowances received from landlords were used to fund a portion of the capital expenditures. These funds are recorded as a deferred rent credit on the balance sheet and are recognized as an offset to rent expense over the lease term commencing with the date the allowances are earned.

During 2017, we paid $36.1 million for the Gordmans Acquisition, which was funded with existing cash and availability under the Credit Facility. See Note 15 to the consolidated financial statements for addition information regarding the Gordmans Acquisition.

We estimate that capital expenditures in 2019, net of construction allowances from landlords, will be between $30.0 million and $35.0 million. The expenditures will be principally used for conversions of department stores to off-price stores and investments in our technology, omni-channel and supply chain.

Financing Activities

During 2018, we entered into two amendments to our senior secured revolving credit facility agreement.  These amendments provide us with term loans in the aggregate amount of $50.0 million (“Term Loan”).  As a result, the credit facility agreement now includes the pre-existing revolving loan (“Revolving Loan”) and the Term Loan (jointly referred to as the “Credit Facility”).  The Term Loan increased total availability under the Credit Facility to $450.0 million, with a seasonal increase to $475.0 million and a $25.0 million letter of credit sublimit.  The Term Loan is payable in quarterly installments of $1.3 million beginning on June 15, 2019, with the remaining balance due upon maturity.  The Credit Facility matures on December 16, 2021.

We use the Credit Facility to provide financing for working capital and general corporate purposes, as well as to finance capital expenditures and to support our letter of credit requirements. Borrowings are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Credit Facility agreement. The Credit Facility is secured by our inventory, cash, cash equivalents and substantially all of our other assets. The daily interest rates are determined by a prime rate or LIBOR, plus an applicable margin, as set forth in the Credit Facility agreement. During 2018, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the Credit Facility were 3.86% and $280.2 million, respectively, as compared to 2.69% and $224.5 million in 2017.

Letters of credit issued under the Credit Facility support certain merchandise purchases and collateralize retained risks and deductibles under various insurance programs. At February 2, 2019, we had outstanding letters of credit totaling approximately $6.7 million. These letters of credit expire within 12 months of issuance.

The Credit Facility agreement contains a covenant requiring us to maintain excess availability at or above $35.0 million or 10% of the Adjusted Combined Loan Cap (as defined therein). The Credit Facility agreement also contains covenants which, among other things, restrict, (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends to $30 million in a fiscal year, and (iii) the repurchase of common stock under certain circumstances. At February 2, 2019, we were in compliance with the debt covenants of the Credit Facility agreement and we expect to continue to be in compliance in 2019. Excess availability under the Credit Facility at February 2, 2019 was $82.3 million.

We paid $5.8 million in cash dividends in 2018 and $8.5 million in 2017.

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

Vendor Allowances. We receive consideration from our merchandise vendors in the form of allowances and reimbursements. Given the promotional nature of our business, the allowances are generally intended to offset our costs of handling, promoting, advertising and selling the vendors’ products in our stores. These allowances are recognized in accordance with ASC 705-20, Accounting for Consideration Received from a Vendor. Vendor allowances related to the purchase of inventory are recorded as a reduction to the cost of inventory until sold. Vendor allowances are recognized as a reduction of cost of goods sold or the related selling expense when the purpose for which the vendor funds were intended to be used has been fulfilled and amounts have been authorized by vendors.

Impairment of Long-Lived Assets.  Property, plant, equipment and other long-lived assets are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the asset’s physical condition, the future economic benefit of the asset, any historical or future profitability measurements and other external market conditions or factors that may be present.  If such impairment indicators are present or other factors exist that indicate the carrying amount of the asset may not be recoverable, we determine whether impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist.  If impairment has occurred, we recognize a loss for the difference between the carrying amount and the estimated fair value of the asset. Management’s judgment is necessary in the identification of impaired assets and fair value estimates.

Intangible Assets and Impairment of Intangible Assets. Indefinite life intangible assets are tested for impairment annually or more frequently when indicators of impairment exist. As a part of the acquisition of Peebles, Inc. in 2003 and the Gordmans Acquisition in 2017, we acquired the rights to the PEEBLES and the GORDMANS trade names and trademarks (collectively the “Trademarks”), which were identified as indefinite life intangibles.  The values of the Trademarks were determined to be $14.9 million and $1.9 million, respectively, at the time of acquisition.  We completed our annual impairment testing during the fourth quarter of 2018 and recognized a charge of $14.9 million as full impairment of the Peebles trade name due to our multi-year plan to convert department stores to off-price stores and eliminate the use of the Peebles nameplate.

Self-Insurance Reserves. We maintain self-insured retentions with respect to general liability, workers compensation and health benefits for our employees.  We estimate the accruals for the liabilities based on historical claim experience and loss development factors for claims incurred but not yet reported.  Although management believes adequate reserves have been provided for expected liabilities arising from our self-insured obligations, projections of future losses are inherently uncertain, and it is reasonably possible that estimates of these liabilities will change over the near term as circumstances develop.

Frozen Defined Benefit Plan. We maintain a frozen defined benefit plan. The plan’s assets are invested in actively managed and indexed mutual funds of domestic and international equities and investment-grade corporate bonds and U.S. government securities. The plan’s obligations and the annual pension expense are determined by independent actuaries using a number of assumptions. Key assumptions in measuring the plan’s obligations include the discount rate applied to future benefit obligations and the estimated future return on plan assets. For additional information on our pension plan, see Note 13 to the consolidated financial statements.

Recent Accounting Standards and Disclosures

For a description of new applicable accounting pronouncements, see Note 1, Description of Business and Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

ITEM 7A.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No response is required under Item 305 of Regulation S-K.

ITEM 8.                                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Stage Stores, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Stage Stores, Inc. and subsidiary (the "Company") as of February 2, 2019 and February 3, 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended February 2, 2019, and the related notes (collectively referred to as the "financial statements”). We also have audited the Company’s internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 2, 2019 and February 3, 2018, and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
April 5, 2019
We have served as the Company's auditor since 2001.

Stage Stores, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

		February 3, 2018
	February 2, 2019	As Adjusted
ASSETS
Cash and cash equivalents	$15,830	$21,250
Merchandise inventories, net	424,555	438,377
Prepaid expenses and other current assets	52,518	52,407
Total current assets	492,903	512,034

Property, equipment and leasehold improvements, net	224,803	252,788
Intangible assets	2,225	17,135
Other non-current assets, net	24,230	24,449
Total assets	$744,161	$806,406

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$106,825	$145,991
Current portion of debt obligations	4,812	2,985
Accrued expenses and other current liabilities	65,715	64,442
Total current liabilities	177,352	213,418

Long-term debt obligations	250,294	180,350
Other long-term liabilities	61,990	68,524
Total liabilities	489,636	462,292

Commitments and contingencies (Note 8)

Common stock, par value $0.01, 100,000 shares authorized, 33,469 and 32,806 shares issued, respectively	335	328
Additional paid-in capital	423,535	418,658
Treasury stock, at cost, 5,175 shares, respectively	(43,579)	(43,298)
Accumulated other comprehensive loss	(5,857)	(5,177)
Accumulated deficit	(119,909)	(26,397)
Total stockholders' equity	254,525	344,114
Total liabilities and stockholders' equity	$744,161	$806,406

The accompanying notes are an integral part of these consolidated financial statements.

Stage Stores, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except earnings per share)

	Fiscal Year
		2017
	2018	As Adjusted
Net sales	$1,580,149	$1,592,275
Credit income	61,333	58,912
Total revenues	1,641,482	1,651,187
Cost of sales and related buying, occupancy and distribution expenses	1,250,876	1,228,780
Selling, general and administrative expenses	451,174	465,118
Impairment of trade name	14,910	—
Interest expense	11,798	7,680
Loss before income tax	(87,276)	(50,391)
Income tax expense (benefit)	438	(13,068)
Net loss	(87,714)	(37,323)

Other comprehensive (loss) income:
Employee benefit related adjustment, net of tax of $0 and $233, respectively	(1,849)	733
Amortization of employee benefit related costs, net of tax of $0 and $192, respectively	600	605
Pension settlement charges, net of tax of $0 and $106, respectively	569	332
Total other comprehensive (loss) income	(680)	1,670
Comprehensive loss	$(88,394)	$(35,653)

Net loss per share:
Basic	$(3.13)	$(1.37)
Diluted	$(3.13)	$(1.37)

Weighted average shares outstanding:
Basic	28,117	27,510
Diluted	28,117	27,510

The accompanying notes are an integral part of these consolidated financial statements.

Stage Stores, Inc.
Consolidated Statements of Cash Flows
(in thousands)
	Fiscal Year
		2017
	2018	As Adjusted
Cash flows from operating activities:
Net loss	$(87,714)	$(37,323)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of long-lived assets	58,655	65,422
Impairment of long-lived assets	2,780	1,739
Impairment of trade name	14,910	—
Gain on retirements of property, equipment and leasehold improvements	(2,370)	(918)
Deferred income taxes	—	(1,078)
Stock-based compensation expense	4,804	8,386
Amortization of debt issuance costs	369	289
Deferred compensation obligation	281	12
Amortization of employee benefit related costs and pension settlement charges	1,169	1,235
Construction allowances from landlords	810	1,228
Other changes in operating assets and liabilities:
Decrease in merchandise inventories	13,822	1,743
Increase in other assets	(2,173)	(8,856)
(Decrease) increase in accounts payable and other liabilities	(49,779)	43,582
Net cash (used in) provided by operating activities	(44,436)	75,461

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(30,949)	(38,630)
Proceeds from insurance and disposal of assets	5,612	2,413
Business acquisition	—	(36,144)
Net cash used in investing activities	(25,337)	(72,361)

Cash flows from financing activities:
Proceeds from revolving loan borrowings	633,554	575,210
Payments of revolving loan borrowings	(608,798)	(555,624)
Proceeds from long-term debt obligation	50,000	—
Payments of long-term debt obligations	(2,985)	(6,414)
Payments of debt issuance costs	(1,138)	(34)
Payments for stock related compensation	(482)	(251)
Cash dividends paid	(5,798)	(8,540)
Net cash provided by financing activities	64,353	4,347

Net (decrease) increase in cash and cash equivalents	(5,420)	7,447

Cash and cash equivalents:
Beginning of period	21,250	13,803
End of period	$15,830	$21,250

Supplemental disclosures including non-cash investing and financing activities:
Interest paid	$11,545	$7,282
Income taxes paid (refunded)	169	(8,761)
Unpaid liabilities for capital expenditures	5,630	2,937

The accompanying notes are an integral part of these consolidated financial statements.

Stage Stores, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)
	Shares	Amount		Shares	Amount			Total
Balance, January 28, 2017	32,340	$323	$410,504	(5,175)	$(43,286)	$(5,648)	$18,267	$380,160
Net loss	—	—	—	—	—	—	(37,323)	(37,323)
Other comprehensive income	—	—	—	—	—	1,670	—	1,670
Dividends on common stock, $0.30 per share	—	—	—	—	—	—	(8,540)	(8,540)
Deferred compensation	—	—	12	—	(12)	—	—	—
Issuance of equity awards, net	466	5	(5)	—	—	—	—	—
Tax withholdings paid for net settlement of stock awards	—	—	(239)	—	—	—	—	(239)
Stock-based compensation expense	—	—	8,386	—	—	—	—	8,386
Reclassification of tax effects to retained earnings	—	—	—	—	—	(1,199)	1,199	—
Balance, February 3, 2018	32,806	$328	$418,658	(5,175)	$(43,298)	$(5,177)	$(26,397)	$344,114
Net loss	—	—	—	—	—	—	(87,714)	(87,714)
Other comprehensive loss	—	—	—	—	—	(680)	—	(680)
Dividends on common stock, $0.20 per share	—	—	—	—	—	—	(5,798)	(5,798)
Deferred compensation	—	—	281	—	(281)	—	—	—
Issuance of equity awards, net	663	7	(7)	—	—	—	—	—
Tax withholdings paid for net settlement of stock awards	—	—	(201)	—	—	—	—	(201)
Stock-based compensation expense	—	—	4,804	—	—	—	—	4,804
Balance, February 2, 2019	33,469	$335	$423,535	(5,175)	$(43,579)	$(5,857)	$(119,909)	$254,525

The accompanying notes are an integral part of these consolidated financial statements.

Stage Stores, Inc.
Notes to Consolidated Financial Statements

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business. We are a retailer of trend-right, moderately priced, name-brand apparel, accessories, cosmetics, footwear and home goods. As of February 2, 2019, we operated in 42 states through 727 BEALLS, GOODY’S, PALAIS ROYAL, PEEBLES and STAGE specialty department stores and 68 GORDMANS off-price stores, as well as an e-commerce website (www.stage.com). Our department stores are predominantly located in small towns and rural communities. Our off-price stores are predominantly located in mid-sized, non-rural Midwest markets.

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

Reclassifications. Certain amounts reported in the prior year financial statements have been reclassified to conform to the current year’s presentation.

Fiscal Year. References to a particular year are to our fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year.

Fiscal Year	Ended	Number of Weeks
2018	February 2, 2019	52
2017	February 3, 2018	53

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to inventory, deferred tax assets, intangible assets, long-lived assets, sales returns, gift card breakage, loyalty rewards, pension obligations, self-insurance and contingent liabilities. Actual results may differ materially from these estimates. We base our estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances.

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

Merchandise Inventories. We value merchandise inventories using the lower of cost or net realizable value with cost determined using the weighted average cost method. We capitalize distribution center costs associated with preparing inventory for sale, such as distribution payroll, benefits, occupancy, depreciation and other direct operating expenses as part of merchandise inventories. We also include in inventory the cost of freight to our distribution centers and stores as well as duties and fees related to import purchases.

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

Impairment of Long-Lived Assets. Property, plant, equipment and other long-lived assets are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the asset’s physical condition, the future economic benefit of the asset, any historical or future profitability measurements and other external market conditions or factors that may be present.  If such impairment indicators are present or other factors exist that indicate the carrying amount of the asset may not be recoverable, we determine whether impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist.  If impairment has occurred, we recognize a loss for the difference between the carrying amount and the estimated fair value of the asset. Management’s judgment is necessary in the identification of impaired assets and fair value estimates.

Intangible Assets and Impairment of Intangible Assets. Indefinite life intangible assets are tested for impairment annually or more frequently when indicators of impairment exist. As a part of the acquisition of Peebles, Inc. in 2003 and the Gordmans Acquisition in 2017, we acquired the rights to the PEEBLES and the GORDMANS trade names and trademarks (collectively the “Trademarks”), which were identified as indefinite life intangibles. The values of the Trademarks were determined to be $14.9 million and $1.9 million, respectively, at the time of acquisition. We completed our annual impairment testing during the fourth quarter of 2018 and recognized a charge of $14.9 million as full impairment of the Peebles trade name due to our multi-year plan to convert department stores to off-price stores and eliminate the use of the Peebles nameplate.

Self-Insurance Reserves. We maintain self-insured retentions with respect to general liability, workers compensation and health benefits for our employees. We estimate the accruals for the liabilities based on historical claim experience and loss development factors for claims incurred but not yet reported. Although management believes adequate reserves have been provided for expected liabilities arising from our self-insured obligations, projections of future losses are inherently uncertain, and it is reasonably possible that estimates of these liabilities will change over the near term as circumstances develop.

Revenue Recognition. Our significant revenue recognition accounting policies are disclosed in Note 2 to the consolidated financial statements.

Vendor Allowances. We receive consideration from our merchandise vendors in the form of allowances and reimbursements.  Given the promotional nature of our business, the allowances are generally intended to offset our costs of handling, promoting, advertising and selling the vendors’ products in our stores. These allowances are recognized in accordance with Accounting Standards Codification (“ASC”) 705-20, Accounting for Consideration Received from a Vendor. Vendor allowances related to the purchase of inventory are recorded as a reduction to the cost of inventory until sold. Vendor allowances are recognized as a reduction of cost of goods sold or the related selling expense when the purpose for which the vendor funds were intended to be used has been fulfilled and amounts have been authorized by vendors.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

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

Advertising Expenses. Advertising costs are charged to operations when the related advertising first takes place. Advertising costs were $73.6 million and $83.6 million, in 2018 and 2017, respectively, which are net of advertising allowances received from vendors of $2.0 million and $3.1 million, respectively.

Insurance Recoveries. We incurred casualty losses during 2018 and 2017. We received total insurance proceeds of $6.3 million and $15.7 million during 2018 and 2017, respectively, and recognized net gains of $6.4 million and $4.3 million in 2018 and 2017, respectively, which are included in selling, general and administrative expenses (“SG&A”). Insurance proceeds and net gains realized in 2018 were predominantly related to fixture and equipment claims for stores impacted by Hurricane Harvey and other casualty events such as floods and tornadoes.

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

We granted non-vested stock and restricted stock unit awards that contain non-forfeitable dividend rights. Under ASC 260-10, Earnings Per Share, these awards are participating securities and are included in the calculation of basic and diluted earnings per share pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. See Note 10 for additional disclosures regarding earnings per share.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Recently Adopted Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), and subsequently issued related ASUs, which were incorporated into Topic 606. Under Topic 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The standard establishes a five-step revenue recognition model, which includes (i) identifying the contract with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. The standard also requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On February 4, 2018, we adopted the new standard using the full retrospective method. As a result of the adoption of ASU 2014-09, the condensed consolidated statements of operations reflect the reclassification of credit income related to our private label credit card program from selling, general and administrative expenses to revenue. In addition, the condensed consolidated balance sheets and condensed consolidated statement of cash flows reflect the reclassification of the asset for the right to recover sales return merchandise from merchandise inventories to prepaid expenses and other current assets. The tables that follow depict the impact of the reclassification adjustments on the prior period financial statement presentations.

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

Condensed Consolidated Statement of Operations and Comprehensive Loss (in thousands)
	February 3, 2018	ASU 2014-09	February 3, 2018
	As previously reported	Adjustments	As adjusted
Net sales	$1,592,275	$—	$1,592,275
Credit income	—	58,912	58,912
Total revenues	1,592,275	58,912	1,651,187
Selling, general and administrative expenses	406,206	58,912	465,118

The condensed consolidated statement of cash flows reflects the reclassification of the asset for the right to recover merchandise returned from merchandise inventories to prepaid expenses and other current assets.

Condensed Consolidated Statement of Cash Flows (in thousands)
	February 3, 2018	ASU 2014-09	February 3, 2018
	As previously reported	Adjustments	As adjusted
Cash flows from operating activities:
Decrease in merchandise inventories	$1,419	$324	$1,743
Increase in other assets	(8,532)	(324)	(8,856)

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

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

In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans, which eliminates the requirement to disclose the amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic pension cost over the next fiscal year and adds the requirement to disclose the reasons for significant gains and losses related to the changes in the benefit obligation for the period. We early adopted the new standard in the fourth quarter of 2018, and have updated our pension plan disclosures accordingly.

 Recent Accounting Pronouncements Not Yet Adopted. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize a right-of-use asset and a lease liability, measured on a discounted basis, at the commencement date for all leases with terms greater than 12 months. Additionally, this guidance requires disclosures to help investors and other financial statement users to better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. This guidance and related amendments are effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted.

The new leases standard is effective for us in the first quarter of fiscal 2019, which began on February 3, 2019. We elected the modified retrospective method of adoption, and will report comparative periods under the legacy guidance in Topic 840, including the related disclosures, with a cumulative-effect adjustment to retained earnings, if any, as of the adoption date. We also elected the package of practical expedients in the transition guidance, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We elected the short-term lease exemption for our non-real estate leases, which means we will not recognize a right-of-use asset or liability for non-real estate leases that qualify for the short-term exemption and will recognize those lease expenses on a straight-line basis over the lease term in our consolidated statements of operations. Further, we elected to not separate lease and non-lease components for all of our leases.
Our lease portfolio consists primarily of real estate assets, which includes our retail stores, distribution centers and corporate offices. Some of our retail lease agreements include variable payments based on a percentage of retail sales over contractual amounts, and others include periodic payments with adjustments for inflation. Some of our leases also require us to pay maintenance, utilities, real estate taxes, insurance, and other operating expenses associated with the leased space. Based upon the nature of the items leased and the structure of the leases, the majority of our leases are classified as operating leases and will continue to be operating leases under the new accounting standard.
We are finalizing our implementation related to policies, processes and internal controls over lease recognition to assist in the application of the new lease standard as well as completing the implementation of new software to address the new lease guidance requirements. We will finalize our accounting assessment and quantitative impact of the adoption during the first quarter of 2019. While we continue to assess all of the effects of the new standard, the adoption will result in recognition of significant new right-of-use assets and lease liabilities on our consolidated balance sheet, and significant new disclosures in the footnotes to our consolidated financial statements. We are unable to quantify the impact at this time. We do not expect the adoption of the standard to have a significant impact on our consolidated statements of operations or cash flows. Our bank covenants under our Credit Facility will not be affected by the adoption of this new standard.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

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

NOTE 2 - REVENUE

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

In March 2019, we integrated our off-price and department store loyalty programs into one. Under the program, members can accumulate points, based on their spending, toward earning a reward certificate that can be redeemed for future merchandise purchases. Points earned by loyalty members reset to zero at the end of each calendar year. Reward certificates expire 30 days after the date of issuance. We allocate and defer a portion of our sales to reward certificates expected to be earned, based on the relative stand-alone sales transaction price and reward certificate value, and recognize the reward certificate as a net sale when it is redeemed.

The following table presents the composition of net sales by merchandise category (in thousands):

	Fiscal Year
	2018			2017
Merchandise Category	Department Stores	Off-price Stores	Total Company	Department Stores	Off-price Stores	Total Company
Women’s	$433,452	$79,004	$512,456	$478,971	$63,293	$542,264
Men’s	221,605	41,012	262,617	236,055	31,400	267,455
Children's	125,378	36,725	162,103	141,218	27,720	168,938
Apparel	780,435	156,741	937,176	856,244	122,413	978,657

Footwear	185,018	18,065	203,083	188,277	3,866	192,143
Accessories	87,663	18,835	106,498	100,042	18,896	118,938
Cosmetics/Fragrances	142,162	12,824	154,986	147,785	10,586	158,371
Home/Gifts/Other	89,268	84,588	173,856	73,729	65,706	139,435
Non-apparel	504,111	134,312	638,423	509,833	99,054	608,887

Revenue adjustments not allocated (a)	4,305	245	4,550	4,043	688	4,731

Net sales	$1,288,851	$291,298	$1,580,149	$1,370,120	$222,155	$1,592,275
(a) Includes adjustments related to deferred revenue, estimated sales returns, breakage income, shipping and miscellaneous revenues, which are not allocated to merchandise categories.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

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

	February 2, 2019	February 3, 2018
Gift cards and merchandise credits, net	$12,433	$12,122
Loyalty program rewards, net	1,484	1,118
Merchandise fulfillment liability	488	234
Total contract liabilities	$14,405	$13,474

The following table summarizes contract liability activity for each period presented (in thousands):

	Fiscal Year
	2018	2017
Beginning balance	$13,474	$11,669
Net sales recognized during the period from amounts included in contract liability balances at the beginning of the period	(8,818)	(6,522)
Current period additions to contract liability balances included in contract liability balances at the end of the period	9,749	8,327
Ending balance	$14,405	$13,474

Credit Income

We earn credit income from our private label credit card (“PLCC”) through a profit-sharing arrangement with Comenity Bank, an affiliate of Alliance Data Systems Corporation. Comenity Bank owns the PLCC portfolio and manages the account activation, receivables funding, card authorization, card issuance, statement generation, remittance processing and guest service functions for our PLCC program. We perform certain duties, including electronic processing and transmitting of transaction records, and executing marketing promotions designed to increase card usage. We also accept payments in our stores from cardholders on behalf of Comenity Bank. We receive a monthly net portfolio yield payment from Comenity Bank, and we can potentially earn an annual bonus based upon the performance of the PLCC portfolio. The receivable for credit income, which is recorded in prepaid expenses and other current assets, was $4.9 million and $5.8 million as of February 2, 2019 and February 3, 2018 respectively.

We recorded deferred revenue for certain upfront payments received from Comenity Bank upon execution of the PLCC agreement, and we recognized $1.8 million and $1.4 million in credit income related to these upfront payments in 2018 and 2017, respectively. As of February 2, 2019, deferred revenue of $2.9 million remained to be amortized.

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

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	February 2, 2019
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (a)(b)	$19,536	$19,536	$—	$—

	February 3, 2018
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (a)(b)	$20,293	$20,293	$—	$—

(a) The liability for the amount due to participants corresponding in value to the securities held in the grantor trust is recorded in other long-term liabilities.
(b) Using the market approach, the fair values of these securities represent quoted market prices multiplied by the quantities held. Net gains and losses related to the changes in fair value in the assets and liabilities under the various deferred compensation plans are recorded in SG&A expenses and were nil during 2018 and 2017.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Non-financial assets measured at fair value on a nonrecurring basis were as follows (in thousands):

	February 2, 2019
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Store property, equipment and leasehold improvements (a)	$1,583	$—	$—	$1,583

	February 3, 2018
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Store property, equipment and leasehold improvements (a)	$778	$—	$—	$778

(a) Using an undiscounted cash flow model, we evaluate the cash flow trends of our stores at least annually and when events or changes in circumstances, such as a store closure, indicate that property, equipment and leasehold improvements may not be fully recoverable. When a store’s projected undiscounted cash flows indicate its carrying value may not be recoverable, we use a discounted cash flow model to estimate the fair value of the underlying long-lived assets. An impairment write-down is recorded if the carrying value of a long-lived asset exceeds its fair value. Key assumptions in estimating future cash flows include, among other things, expected future operating performance, including expected closure date and lease term, and changes in economic conditions. We believe estimated future cash flows are sufficient to support the carrying value of our long-lived assets. Significant changes in the key assumptions used in our cash flow projections may result in additional asset impairments. See Note 4 for additional disclosures on impairments charges.

Due to the short-term nature of cash and cash equivalents, payables and short-term debt obligations, the carrying value approximates the fair value of these instruments. In addition, we believe that the Credit Facility obligation approximates its fair value because interest rates are adjusted daily based on current market rates.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 4 - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

The components of property, equipment and leasehold improvements were as follows (in thousands):

	February 2, 2019	February 3, 2018
Land	$1,544	$1,544
Buildings and improvements	12,969	12,966
Fixtures and equipment	530,385	526,313
Leasehold improvements	413,271	411,753
Property, equipment and leasehold improvements	958,169	952,576
Less: Accumulated depreciation	733,366	699,788
Property, equipment and leasehold improvements, net	$224,803	$252,788

Depreciation expense and impairment charges were as follows for each period presented (in thousands):

	Fiscal Year
	2018	2017
Depreciation expense	$58,637	$65,401
Store impairment charges	2,780	1,739
Total depreciation and store impairment	$61,417	$67,140

Depreciation expense and store impairment charges included in cost of sales and related buying, occupancy and distribution expenses for 2018 and 2017 were $48.5 million and $52.9 million, respectively.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 5 - DEBT OBLIGATIONS

Debt obligations consisted of the following (in thousands):

	February 2, 2019	February 3, 2018
Revolving loan	$204,044	$179,288
Term loan	50,000	—
Finance obligations	554	1,549
Other financing	508	2,498
Total debt obligations	255,106	183,335
Less: Current portion of debt obligations	4,812	2,985
Long-term debt obligations	$250,294	$180,350

During 2018, we entered into two amendments to our senior secured revolving credit facility agreement.  These amendments provide us with term loans in the aggregate amount of $50.0 million (“Term Loan”).  As a result, the credit facility agreement now includes the pre-existing revolving loan (“Revolving Loan”) and the Term Loan (jointly referred to as the “Credit Facility”).  The Term Loan increased total availability under the Credit Facility to $450.0 million, with a seasonal increase to $475.0 million and a $25.0 million letter of credit sublimit.  The Term Loan is payable in quarterly installments of $1.3 million beginning on June 15, 2019, with the remaining balance due upon maturity.  The Credit Facility matures on December 16, 2021.

We use the Credit Facility to provide financing for working capital and general corporate purposes, as well as to finance capital expenditures and to support our letter of credit requirements. Borrowings under the Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Credit Facility agreement. The Credit Facility is secured by our inventory, cash, cash equivalents and substantially all of our other assets. The daily interest rates are determined by a prime rate or LIBOR, plus an applicable margin, as set forth in the Credit Facility agreement. During 2018, the weighted average interest rate on outstanding borrowings and the average daily borrowings on the Credit Facility were 3.86% and $280.2 million, respectively, as compared to 2.69% and $224.5 million in 2017.

Letters of credit issued under the Credit Facility support certain merchandise purchases and collateralize retained risks and deductibles under various insurance programs. At February 2, 2019, outstanding letters of credit totaled approximately $6.7 million. These letters of credit expire within 12 months of issuance.

The Credit Facility agreement contains a covenant requiring us to maintain excess availability at or above $35.0 million or 10% of the Adjusted Combined Loan Cap (as defined therein). The Credit Facility agreement also contains covenants which, among other things, restrict (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends to $30.0 million in a fiscal year, and (iii) the repurchase of common stock under certain circumstances. At February 2, 2019, we were in compliance with the debt covenants of the Credit Facility agreement and we expect to remain in compliance. Excess availability under the Credit Facility at February 2, 2019 was $82.3 million.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

At February 2, 2019, $50.0 million remained outstanding under our Term Loan. Minimum annual principal payments required under the Term Loan are as follows (in thousands).

Fiscal Year	Minimum Principal Payments
2019	$3,750
2020	5,000
2021	41,250
Total	$50,000

While infrequent in occurrence, occasionally we are responsible for the construction of leased stores and for paying project costs. ASC 840-40-55, The Effect of Lessee Involvement in Asset Construction, requires us to be considered the owner (for accounting purposes) of this type of project during the construction period. Such leases are accounted for as finance obligations with the amounts received from the landlord being recorded in debt obligations. Interest expense is recognized at a rate that will amortize the finance obligation over the initial term of the lease. Where ASC 840-40-55 was applicable, we have recorded finance obligations with interest rates of 6.1% and 12.3% on our consolidated financial statements related to two store leases as of February 2, 2019. Minimum annual payments required under existing finance obligations as of February 2, 2019 are as follows (in thousands):

Fiscal Year	Minimum Payments	Less: Interest	Principal Payments
2019	$580	$26	$554

At February 2, 2019, $0.5 million remained outstanding under our 2016 secured equipment financing note, which will be repaid in 2019. The note bears an effective interest rate of 3.2%.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 6 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The components of accrued expenses and other current liabilities were as follows (in thousands):

	February 2, 2019	February 3, 2018
Accrued compensation and benefits	$12,582	$11,828
Gift cards and merchandise credits, net	12,433	12,122
Self-insurance liability	8,873	9,994
Accrued occupancy	6,542	6,129
Other	25,285	24,369
Accrued expenses and other current liabilities	$65,715	$64,442

NOTE 7 - OTHER LONG-TERM LIABILITIES

The components of other long-term liabilities were as follows (in thousands):

	February 2, 2019	February 3, 2018
Deferred rent	$32,994	$38,109
Deferred compensation	19,536	20,293
Pension liability	7,960	7,247
Deferred revenue under ADS agreement	1,500	2,875
Other long-term liabilities	$61,990	$68,524

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

We have numerous contractual commitments for purchases of merchandise inventories, services arising in the ordinary course of business, letters of credit, Credit Facility and other debt service and leases. Contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities. In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise typically up to six months in advance of expected delivery.

From time to time, we are involved in various legal proceedings arising in the ordinary course of our business. We do not believe that any pending legal proceedings, either individually or in the aggregate, are material to our financial condition, results of operations or cash flows.

NOTE 9 - STOCKHOLDERS’ EQUITY

Our deferred compensation plan covering executives and certain officers provides an investment option that allows participants to elect to purchase shares of our common stock (“Company Stock Investment Option”). We established a grantor trust to facilitate the collection of funds and purchase our shares on the open market at prevailing market prices. All shares purchased through the grantor trust are held in the trust until the participants are eligible to receive the benefits under the terms of the plan. At the time of the participant’s eligibility, the deferred compensation obligation related to the Company Stock Investment Option is settled by the delivery of the fixed number of shares held by the grantor trust on the participant’s behalf. In 2018 and 2017, participants in our deferred compensation plan elected to invest approximately $0.3 million and $0.2 million, respectively, of the total amount of deferred compensation withheld, in the Company Stock Investment Option. The purchase of shares made by the grantor trust on behalf of the participants is included in treasury stock and the corresponding deferred compensation obligation is included in additional paid-in capital.

On March 7, 2011, our  Board of Directors (“Board”) approved a stock repurchase program (“2011 Stock Repurchase Program”), which authorizes us to repurchase up to $200.0 million of our outstanding common stock. The 2011 Stock Repurchase Program will expire when we have repurchased $200.0 million of our outstanding common stock, unless terminated earlier by our Board. As of February 2, 2019, we had $58.4 million available under the program. Also in March 2011, our Board authorized us to repurchase shares of our outstanding common stock equal to the amount of the proceeds and related tax benefits from the exercise of stock options, stock appeciation rights (“SARs”) and other equity grants. Purchases of shares of our common stock may be made from time to time, either on the open market or through privately negotiated transactions and are financed by our existing cash, cash flow and other liquidity sources, as appropriate.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 10 - EARNINGS PER SHARE

Basic loss per share is computed using the weighted average number of common shares outstanding during the measurement period. Diluted loss per share is computed using the weighted average number of common shares as well as all potentially dilutive common share equivalents outstanding during the measurement period.

The following tables show the computation of basic and diluted loss per share for each period (in thousands, except per share amounts):

	Fiscal Year
	2018	2017
Basic:
Net loss	$(87,714)	$(37,323)
Distributed earnings allocated to participating securities	(191)	—
Net loss allocated to common shares	(87,905)	(37,323)

Basic weighted average shares outstanding	28,117	27,510
Basic loss per share	$(3.13)	$(1.37)

	Fiscal Year
	2018	2017
Diluted:
Net loss	$(87,714)	$(37,323)
Distributed earnings allocated to participating securities	(191)	—
Net loss allocated to common shares	(87,905)	(37,323)

Basic weighted average shares outstanding	28,117	27,510
Dilutive effect of stock awards	—	—
Diluted weighted average shares outstanding	28,117	27,510
Diluted loss per share	$(3.13)	$(1.37)

The number of shares attributable to outstanding stock-based compensation awards that would have been considered dilutive securities, but were excluded from the calculation of diluted loss per share because the effect was anti-dilutive were as follows (in thousands):

	Fiscal Year
	2018	2017
Number of anti-dilutive shares due to net loss for the period	256	—

Number of anti-dilutive SARs due to exercise price greater than average market price of our common stock	14	124

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

Minimum rental commitments on long-term, non-cancelable operating leases at February 2, 2019, are as follows (in thousands):

Fiscal Year	Commitments	Sublease Income	Net Minimum Lease Commitments
2019	$108,541	$(1,447)	$107,094
2020	98,859	(1,492)	97,367
2021	83,377	(1,582)	81,795
2022	67,447	(1,582)	65,865
2023	46,887	(1,054)	45,833
Thereafter	77,910	—	77,910
Total	$483,021	$(7,157)	$475,864

Rental expense for operating leases, net of sublease income, consisted of the following for each period presented (in thousands):

	Fiscal Year
	2018	2017
Minimum rentals	$105,271	$104,240
Contingent rentals	2,149	2,224
Sublease income	(1,474)	(1,474)
Total	$105,946	$104,990

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 12 - STOCK-BASED COMPENSATION

As approved by our shareholders, we established the Stage Stores, Inc. Second Amended and Restated 2008 Equity Incentive Plan (“2008 EIP”) and the Stage Stores 2017 Long-Term Incentive Plan (“2017 LTIP” and, collectively, the “Equity Incentive Plans”) to reward, retain and attract key personnel. The Equity Incentive Plans provide for grants of non-qualified or incentive stock options, SARs, performance shares or units, stock units and stock grants. To fund the 2008 EIP and the 2017 LTIP, 4,484,346 and 1,365,654 shares of our common stock were reserved for issuance upon exercise of awards, respectively. On June 1, 2017, the 2017 LTIP replaced the 2008 EIP and no new awards will be granted under the 2008 EIP. Outstanding shares reserved under the 2008 EIP are authorized for issuance under the 2017 LTIP and if not issued, become available under the 2017 LTIP when the shares are no longer subject to issuance under the 2008 EIP.

Stock-based compensation expense by type of grant for each period presented was as follows (in thousands):

	Fiscal Year
	2018	2017
Non-vested stock	$3,978	$5,626
Restricted stock units	808	434
Stock-settled performance share units	826	2,760
Cash-settled performance share units	94	—
Total stock-based compensation expense	5,706	8,820
Related tax benefit	—	(3,313)
Stock-based compensation expense, net of tax	$5,706	$5,507

As of February 2, 2019, we had unrecognized compensation cost of $5.6 million related to stock-based compensation awards granted. That cost is expected to be recognized over a weighted average period of 2.0 years.

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

The following table summarizes non-vested stock activity during 2018:

Non-vested Stock	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at February 3, 2018	1,637,037	$6.67
Granted	631,266	2.41
Vested	(746,902)	7.11
Forfeited	(141,785)	7.08
Outstanding at February 2, 2019	1,379,616	4.43

The weighted-average grant date fair value for non-vested stock granted in 2018 and 2017, was $2.41 and $2.21, respectively. The aggregate intrinsic value of non-vested stock that vested during 2018 and 2017 was $0.7 million and $1.2 million, respectively. The payment of the employees’ tax liability for a portion of the vested shares was satisfied by withholding shares with a fair value equal to the tax liability. As a result, the actual number of shares issued during 2018 was 656,012.

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

The following table summarizes RSU activity during 2018:

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at February 3, 2018	1,283,750	$2.14
Granted	1,415,000	2.18
Vested	(387,186)	2.15
Forfeited	(571,250)	2.16
Outstanding at February 2, 2019	1,740,314	2.16

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

The following table summarizes stock-settled PSU activity during 2018:

Period Granted	Target PSUs Outstanding at February 3, 2018	Target PSUs Granted	Target PSUs Vested and Earned	Target PSUs Vested and Unearned	Target PSUs Forfeited	Target PSUs Outstanding at February 2, 2019	Weighted Average Grant Date Fair Value per Target PSU
2016	321,706	—	(9,302)	(240,052)	(72,352)	—	$8.69
2017	600,000	—	—	—	(130,000)	470,000	1.80
2018	—	280,000	—	—	—	280,000	3.05
Total	921,706	280,000	(9,302)	(240,052)	(202,352)	750,000	2.27

The aggregate intrinsic value of stock-settled PSUs that vested and were earned during 2018 was $0.02 million. No stock-settled PSUs were earned in 2017. The payment of the employees’ tax liability for a portion of the vested shares was satisfied by withholding shares with a fair value equal to the tax liability. As a result, the actual number of stock-settled PSUs issued during 2018 was 7,036.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

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

The following table summarizes cash-settled PSU activity during 2018:

Period Granted	Target PSUs Outstanding at February 3, 2018	Target PSUs Granted	Target PSUs Forfeited	Target PSUs Outstanding at February 2, 2019	Weighted Average Grant Date Fair Value per Target PSU
2018	—	460,000	(160,000)	300,000	$3.05

SARs

Prior to 2012, we granted SARs to our employees, which generally vested 25% annually over a four-year period from the grant date. Outstanding SARs expired, if not exercised or forfeited, within seven years from the grant date.

The following table summarizes SARs activity during 2018:

	Number of Outstanding Shares	Weighted Average Exercise Price
Outstanding, vested and exercisable at February 3, 2018	97,900	$18.83
Expired	(97,900)	18.83
Outstanding, vested and exercisable at February 2, 2019	—

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 13 - BENEFIT PLANS

401(k) Plan. We have a contributory 401(k) savings plan (“401(k) Plan”) generally available to full and part-time employees with 60 days of service, who are age 21 or older.  Under the 401(k) Plan, participants may contribute up to 50% of their qualifying earnings on a pre-tax basis, and up to 10% of their qualifying earnings on a post-tax basis, subject to certain restrictions. We currently match 50% of each participant’s pre-tax contributions, limited up to 6% of each participant’s compensation under the Plan. We may make discretionary matching contributions during the year. Our matching contributions expense for the 401(k) Plan were approximately $2.0 million and $1.7 million in 2018 and 2017, respectively.

Deferred Compensation Plans. We have two nonqualified deferred compensation plans (“DC Plans”) which provide executives and other key employees with the opportunity to participate in unfunded, deferred compensation programs that are not qualified under the Internal Revenue Code of 1986, as amended, (“Code”). Generally, the Code and ERISA restrict contributions to a 401(k) plan by highly compensated employees. The DC Plans are intended to allow participants to defer income on a pre-tax basis. Under the DC Plans, participants may defer up to 50% of their base salary and up to 100% of their bonus and earn a rate of return based on actual investments chosen by each participant. We have established grantor trusts for the purposes of holding assets to provide benefits to the participants. For the plan covering executives, we will match 100% of each participant’s contributions, up to 10% of the sum of their base salary and bonus. For the plan covering other key employees, we may make a bi-weekly discretionary matching contribution. We currently match 50% of each participant’s contributions, up to 3% of the participant’s compensation. For both DC Plans, our contributions are vested 100%.  In addition, we may, with approval by our Board, make an additional employer contribution in any amount with respect to any participant as is determined in our sole discretion. Our matching contribution expense for the DC Plans was approximately $0.7 million and $0.9 million for 2018 and 2017, respectively.

Non-Employee Director Equity Compensation Plan.  In 2003, we adopted, and our shareholders approved, and in 2004 we amended and restated, the Stage Stores, Inc. Amended and Restated 2003 Non-Employee Director Equity Compensation Plan. We reserved 225,000 shares of our common stock to fund this plan. Under this plan, non-employee directors had the option to defer all or a portion of their annual compensation fees and to receive such deferred fees in the form of restricted stock or deferred stock units as defined in this plan. At February 3, 2018 and February 2, 2019 there were no participants in or amounts deferred under this plan. The plan was terminated effective March 22, 2019.

Frozen Defined Benefit Plan. We sponsor a defined benefit plan (“DB Plan”), which covers substantially all employees who had met eligibility requirements and were enrolled prior to June 30, 1998. The DB Plan was frozen effective June 30, 1998.

Benefits for the DB Plan are administered through a trust arrangement, which provides monthly payments or lump sum distributions. Benefits under the DB Plan were based upon a percentage of the participant’s earnings during each year of credited service. Any service after the date the DB Plan was frozen will continue to count toward vesting and eligibility for normal and early retirement for existing participants. The measurement dates used to determine pension benefit obligations were February 2, 2019 and February 3, 2018.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Information regarding the DB Plan is as follows (in thousands):

	Fiscal Year
	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$34,749	$34,962
Employer service cost	510	490
Interest cost	1,367	1,430
Actuarial (gain) loss	(906)	1,835
Settlements	(2,379)	(1,989)
Plan disbursements	(2,122)	(1,979)
Projected benefit obligation at end of year	31,219	34,749

Change in plan assets:
Fair value of plan assets at beginning of year	27,502	26,161
Actual return on plan assets	(1,077)	4,456
Employer contributions	1,335	853
Settlements	(2,379)	(1,989)
Plan disbursements	(2,122)	(1,979)
Fair value of plan assets at end of year	23,259	27,502

Underfunded status	$(7,960)	$(7,247)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability - included in other long-term liabilities	$(7,960)	$(7,247)
Amount recognized in accumulated other comprehensive loss, pre-tax (a)	7,502	6,822

(a) Consists solely of net actuarial losses as there are no prior service costs.

Our funding policy is to make contributions to maintain the minimum funding requirements for our pension obligation in accordance with ERISA. We may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover short-term liquidity needs of the DB Plan in order to maintain current invested positions.  We contributed $1.3 million in 2018, and we expect to contribute approximately $1.3 million in 2019.

The following benefit payments are expected to be paid (in thousands):

Fiscal Year	Payments
2019	$2,275
2020	2,535
2021	2,705
2022	2,979
2023	2,703
Fiscal Years 2024 - 2028	12,562

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

The allocations of DB Plan assets by category are as follows:

		Fiscal Year
	2019 Target Allocation	2018	2017
Equity securities	50%	48%	51%
Fixed income securities	50	49	47
Other - primarily cash	—	3	2
Total	100%	100%	100%

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

The following tables present the DB Plan assets measured at fair value on a recurring basis in the consolidated financial statements (in thousands):

	February 2, 2019
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds:
Equity securities	$11,126	$11,126	$—	$—
Fixed income securities	11,346	11,346	—	—
Other - primarily cash	787	787	—	—
Total	$23,259	$23,259	$—	$—

	February 3, 2018
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds:
Equity securities	$14,162	$14,162	$—	$—
Fixed income securities	12,833	12,833	—	—
Other - primarily cash	507	507	—	—
Total	$27,502	$27,502	$—	$—

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Assumptions used in the actuarial calculations were as follows:

	Fiscal Year
Benefit Obligation Weighted Average Assumptions	2018	2017
Discount rate	4.35%	3.98%

	Fiscal Year
Net Periodic Benefit Expense Weighted Average Assumptions	2018	2017
Discount rate	3.98%	4.33%
Expected return on assets	6.50%	6.50%

The discount rate was determined using yields on a hypothetical bond portfolio that matches the approximated cash flows of the DB Plan. We develop our long-term rate of return assumptions using long-term historical actual return data considering the mix of investments that comprise plan assets and input from professional advisors.

The components of net periodic benefit cost for the DB Plan, which were recognized in selling, general and administrative expenses were as follows (in thousands):

	Fiscal Year
	2018	2017
Employer service cost	$510	$490
Interest cost on pension benefit obligation	1,367	1,430
Expected return on plan assets	(1,679)	(1,654)
Amortization of net loss	600	797
Settlement charges(a)	569	438
Net periodic pension cost	$1,367	$1,501

(a) Non-cash pension settlement charges were recognized as a result of lump sum distributions exceeding interest cost for the year.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Other changes in DB Plan assets and benefit obligations recognized in other comprehensive loss are as follows (in thousands):

	Fiscal Year
	2018	2017
Amortization of net loss	$(600)	$(797)
Settlement charges	(569)	(438)
Net loss (gain)	1,849	(966)
Net change recognized in other comprehensive loss, pre-tax	$680	$(2,201)

The actuarial net loss recognized in other comprehensive loss in 2018 is comprised of the following changes:

	(Gain) / Loss
Demographic experience, including assumption changes	$(906)	(a)
Investment return different from assumed during the prior year	2,755	(b)
Net loss	$1,849

(a) The discount rate increased compared to the prior year, which reduced the net periodic pension cost and improved the funded position.
(b) The actual return on the fair value of plan assets since the prior measurement date was less than expected, which caused the funded rate to deteriorate.

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

NOTE 14 - INCOME TAXES

All of our operations are domestic. We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. Income tax expense (benefit) consisted of the following (in thousands):

	Fiscal Year
	2018	2017
Federal income tax expense (benefit):
Current	$—	$(12,216)
Deferred	—	428
	—	(11,788)
State income tax expense (benefit):
Current	438	193
Deferred	—	(1,473)
	438	(1,280)
Total income tax expense (benefit)	$438	$(13,068)

A reconciliation between the federal income tax expense (benefit) computed at statutory tax rates and the actual income tax expense (benefit) recorded is as follows (in thousands):

	Fiscal Year
	2018	2017
Federal income tax benefit at the statutory rate	$(18,328)	$(16,992)
State income taxes, net	(1,799)	(1,345)
Other	477	1,375
Tax deficiencies related to share-based payments	942	1,948
Tax credits	(2,060)	(4,386)
Valuation allowance on net deferred tax assets	21,206	6,077
Tax Act	—	255
Total income tax expense (benefit)	$438	$(13,068)

Stage Stores, Inc.
Notes to Consolidated Financial Statements – (continued)

Deferred tax assets (liabilities) consisted of the following (in thousands):

	February 2, 2019	February 3, 2018
Gross deferred tax assets:
Net operating loss	$20,360	$6,758
Accrued expenses	2,426	2,203
Lease obligations	7,969	9,355
Deferred compensation	7,822	7,147
Deferred income	1,263	2,583
Other	10,246	4,650
	50,086	32,696
Gross deferred tax liabilities:
Inventory	(2,517)	(1,862)
Depreciation and amortization	(19,707)	(24,342)
	(22,224)	(26,204)

Valuation allowance	(27,862)	(6,492)
Net deferred tax assets	$—	$—

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

We believe that the reversal of existing deferred tax liabilities will create taxable income that will allow us to recognize an equal amount of tax assets. We have generated cumulative federal and state net operating losses estimated at $77.9 million, which are included in deferred tax assets. Under the 2017 Tax Act, the federal losses generated in tax years ending after December 31, 2017, can be carried forward indefinitely, but are limited to offset 80% of taxable income in any one year. For state income tax purposes, these losses will expire in no less than 5 years, depending upon the states with many states adopting the federal unlimited carryforward.

We have elected to recognize penalties and interest accrued related to unrecognized tax benefits as an income tax expense. In 2018 and 2017, we had no unrecognized tax benefits, and the amount of penalties and interest accrued were nil.

We are currently under U.S. federal income tax examination for tax years 2013 through 2016 forward. We are also subject to audit by the taxing authorities of 38 states for years generally after 2014 and 3 additional states relating to the Gordmans Acquisition beginning in 2017. The outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with our expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs.

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

Acquisition and integration related costs of $9.1 million were recognized in selling, general and administrative expenses in 2017.

Net sales included in our consolidated statements of operations from Gordmans stores that we operated since the acquisition on April 7, 2017, were $291.3 million and $222.2 million in 2018 and 2017, respectively.

Pro forma net sales and earnings for 2017 are not presented due to the impracticability in substantiating this information as the Gordmans Acquisition was limited to select assets and assignment of leases acquired through a bankruptcy auction. Furthermore, the results of operations may be impacted by the Sellers’ liquidation and may not be indicative of future performance.

ITEM 9.	CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures based on the framework and criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that our internal control over financial reporting was effective as of February 2, 2019.

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

Changes in Internal Control over Financial Reporting

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the internal control over financial reporting and concluded that no change in our internal control over financial reporting occurred during the fourth quarter ended February 2, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                          OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following information pertains to our executive officers as of March 22, 2019:

Name	Age	Position
Michael L. Glazer	70	President and Chief Executive Officer, Director
Jason T. Curtis	43	Executive Vice President, Chief Financial Officer and Treasurer
Amy B. Gray	48	Executive Vice President, Chief Human Resources Officer
Steven L. Hunter	48	Executive Vice President, Chief Operating Officer - Gordmans
Russell A. Lundy, II	56	Executive Vice President, Chief Stores Officer
Thorsten I. Weber	48	Executive Vice President, Chief Merchandising Officer
Steven R. Williams, Jr.	54	Executive Vice President, Chief Information Officer
Jennifer Costa	47	Senior Vice President, General Counsel and Secretary
Richard E. Stasyszen	58	Senior Vice President, Finance and Controller

Mr. Glazer joined us in April 2012 as President and Chief Executive Officer. He has served as a member of our Board since August 2001. Mr. Glazer served as the President and CEO of Mattress Giant Corporation from October 2009 to April 2012.

Mr. Curtis joined us in 2011 and was recently promoted to Executive Vice President, Chief Financial Officer and Treasurer. He previously held the Interim Chief Financial Officer and Treasurer role. Prior to that, he served as Senior Vice President, Finance and Credit for nearly two years and held multiple leadership roles in the finance and accounting division, including Group Vice President, Finance and Credit, Vice President, Finance and Accounting, and Vice President, Finance and Treasurer. Prior to joining us, he served in various financial roles at Belk, Inc. and The May Department Stores Company.

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

Ms. Costa joined us in January 2015 as Vice President, Assistant General Counsel and was promoted to Senior Vice President, General Counsel and Secretary in December 2018. Previously, she served as the lead omnichannel marketing and privacy counsel at Big Lots. Prior to Big Lots, she served in both in-house and private practice roles counseling clients in digital media, marketing, intellectual property, privacy, data security and corporate law matters.

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

ITEM 11.                          EXECUTIVE COMPENSATION

Information regarding executive compensation required by this Item is incorporated herein by reference to “Executive Compensation” and “Compensation Tables” in the proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the security ownership of certain beneficial owners and management and related stockholder matters required by this Item is incorporated herein by reference to “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Equity Compensation Plan Information

The following table summarizes information as of February 2, 2019, relating to our equity compensation plans pursuant to which our common shares may be issued.

Plan category	Number of securities to be issued upon exercises of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2008 Equity Incentive Plan	—	—	—
Stage Stores, Inc. Amended and Restated 2003 Non-Employee Director Equity Compensation Plan (2)(3)	—	—	225,000
2017 LTIP	—	—	1,034,124
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,259,124

(1)
We had 648,044 shares of unvested restricted stock outstanding under the 2008 Equity Incentive Plan and 731,572 shares of unvested restricted stock outstanding under the 2017 LTIP. We also had 940,000 unvested performance share units outstanding under the 2008 Equity Incentive Plan and 560,000 unvested performance share units outstanding under the 2017 LTIP, which represent the maximum number of common shares that may be earned under the respective plans.

(2)
Shares granted under the Stage Stores, Inc. Amended and Restated 2003 Non-Employee Director Equity Compensation Plan are solely for non-employee directors who elect to receive their fees or retainers in restricted stock or deferred stock units in lieu of cash. We do not match or apply a premium to non-employee director compensation received in the form of equity.

(3)	The plan was terminated effective March 22, 2019.

For additional information on our stock-based compensation plans and director equity compensation plan, see Notes 12 and 13 to the consolidated financial statements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

                Information regarding our review of director independence and transactions with related persons called for by this item is incorporated herein by reference to “Item 1: Election of Directors,” “Governance” and “Related Person Transactions” in the Proxy Statement.

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

10.4
Third Amendment to Second Amended and Restated Credit Agreement, Second Amendment to Amended and Restated Security Agreement and First Amendment to Amended and Restated Guaranty dated August 3, 2018, among Specialty Retailers, Inc., as borrower, Stage Stores, Inc., as guarantor, and the banks named therein is incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on August 7, 2018. Some schedules to this exhibit have been omitted. The registrant agrees to furnish supplementally a copy of any of the omitted schedules to this exhibit to the Securities and Exchange Commission upon its request.

10.5
Fourth Amendment to Second Amended and Restated Credit Agreement dated January 11, 2019, among Specialty Retailers, Inc., as borrower, Stage Stores, Inc., as guarantor, and the banks named therein is incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on January 1, 2019. Some schedules to this exhibit have been omitted. The registrant agrees to furnish supplementally a copy of any of the omitted schedules to this exhibit to the Securities and Exchange Commission upon its request.

10.6†	Stage Stores, Inc. Amended and Restated 2001 Equity Incentive Plan effective June 3, 2004 is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on September 6, 2012.

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

10.9†
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

10.19†
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

10.21†
Form of Shareholder Agreement for restricted stock (Director) under the Stage Stores, Inc. Amended and Restated 2003 Non-Employee Director Equity Compensation Plan is incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on September 11, 2014.

10.22†	Stage Stores 2017 Long-Term Incentive Plan is incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8 filed on May 19, 2017.

10.23†
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

10.26†
Form of Stage Stores Nonemployee Director Restricted Stock Award Agreement under the Stage Stores 2017 Long-Term Incentive Plan is incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on June 1, 2017.

10.27†	Stage Stores Executive Performance Incentive Bonus Plan is incorporated by reference to Exhibit 10 to our Current Report on Form 8-K filed on June 16, 2015.

10.28†
Stage Stores, Inc. Nonqualified Deferred Compensation Plan, as Amended and Restated effective June 5, 2008 is incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8 filed on June 10, 2008.

10.29#
Amended and Restated Private Label Credit Card Plan Agreement Between World Financial Network Bank (now Comenity Bank) and Stage Stores, Inc. and Specialty Retailers, Inc. dated as of August 8, 2012 is incorporated by reference to Exhibit 10.1 to our Amended Quarterly Report on Form 10-Q/A filed on March 7, 2013.

10.30#
Amendment No. One to Amended and Restated Private Label Credit Card Plan Agreement dated as of February 1, 2013, Between World Financial Network Bank (now Comenity Bank) and Stage Stores, Inc. and Specialty Retailers, Inc. is incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed on April 3, 2013.

10.31#
Amendment No. Two to Amended and Restated Private Label Credit Card Plan Agreement dated as of February 13, 2014, Between Comenity Bank and Stage Stores, Inc. and Specialty Retailers, Inc. is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on June 10, 2014.

10.32#
Amendment No. Three to Amended and Restated Private Label Credit Card Plan Agreement dated as of May 4, 2014, Between Comenity Bank and Stage Stores, Inc. and Specialty Retailers, Inc. is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on September 11, 2014.

10.33#
Amendment No. Four to Amended and Restated Private Label Credit Card Plan Agreement dated as of March 28, 2016, Between Comenity Bank and Stage Stores, Inc. and Specialty Retailers, Inc. is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on June 3, 2016.

10.34#
Amendment No. Five to Amended and Restated Private Label Credit Card Plan Agreement dated as of August 11, 2017 between Stage Stores, Inc. and Comenity Bank is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q/A filed on January 26, 2018.

10.35#
Amendment No. Six to Amended and Restated Private Label Credit Card Plan Agreement dated as of December 12, 2017 between Stage Stores, Inc. and Comenity Bank is incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K filed on April 10, 2018.

10.36#
Amendment No. Seven to Amended and Restated Private Label Credit Card Plan Agreement dated as of December 22, 2017 between Stage Stores, Inc. and Comenity Bank is incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K filed on April 10, 2018.

10.37†	Employment Agreement between Steven L. Hunter and Stage Stores, Inc. dated May 11, 2017 is incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on June 8, 2017.

10.38†	Employment Agreement between Michael Glazer and Stage Stores, Inc. dated June 12, 2012 is incorporated by reference to Exhibit 10.25 to our Quarterly Report on Form 10-Q filed on September 6, 2012.

10.39†
Employment Agreement between Thorsten I. Weber and Stage Stores, Inc. dated September 29, 2016 is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on December 8, 2016.

10.40†	Employment Agreement between Russ Lundy and Stage Stores, Inc. dated August 6, 2010 is incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on June 13, 2013.

10.41†	Employment Agreement between Amy B. Gray and Stage Stores, Inc. dated April 10, 2017 is incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on June 8, 2017.

10.42†
Employment Agreement between Steven R. Williams, Jr. and Stage Stores, Inc. dated June 26, 2017 is incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on September 7, 2017.

10.43†*	Employment Agreement between Jason T. Curtis and Stage Stores, Inc. dated February 4, 2019.

10.44†	Form of Indemnity Agreement is incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on December 8, 2016.

10.45†	Form of Stage Stores Incentive Award Agreement is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 23, 2018.

10.46†
Form of Stage Stores Performance Unit Award Agreement under the Stage Stores 2017 Long-Term Incentive Plan is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 23, 2018.

10.47†
Stage Stores Incentive Award Agreement dated September 4, 2018 by and between Stage Stores, Inc. and Jason T. Curtis is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 6, 2018.

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

STAGE STORES, INC.

/s/ Michael L. Glazer	April 5, 2019
Michael L. Glazer
President and Chief Executive Officer
(Principal Executive Officer)

STAGE STORES, INC.

/s/ Jason T. Curtis	April 5, 2019
Jason T. Curtis
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

STAGE STORES, INC.

/s/ Richard E. Stasyszen	April 5, 2019
Richard E. Stasyszen
Senior Vice President, Finance and Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

*	Director	April 5, 2019	*		Director	April 5, 2019
Alan J. Barocas			Earl J. Hesterberg

*	Director	April 5, 2019	*		Director	April 5, 2019
Elaine D. Crowley			Lisa R. Kranc

*	Director	April 5, 2019	*		Director	April 5, 2019
Diane M. Ellis			William J. Montgoris

/s/ Michael L. Glazer	Director	April 5, 2019
Michael L. Glazer

(Constituting a majority of the Board of Directors)

				*By:	/s/ Jason T. Curtis
Jason T. Curtis
Attorney-in-Fact