Form 10-Q
period 2019-05-04
STAGE STORES INC
filed 2019-06-13
CIK 6885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 1-14035

Stage Stores, Inc.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	91-1826900 (I.R.S. Employer Identification No.)

2425 West Loop South, Houston, Texas (Address of principal executive offices)	77027 (Zip Code)

(800) 579-2302
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($0.01 par value)	SSI	New York Stock Exchange

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

As of June 5, 2019, there were 28,663,276 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Stage Stores, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(Unaudited)

	May 4, 2019	February 2, 2019	May 5, 2018
ASSETS
Cash and cash equivalents	$22,793	$15,830	$29,091
Merchandise inventories, net	472,000	424,555	477,562
Prepaid expenses and other current assets	43,817	52,518	48,762
Total current assets	538,610	492,903	555,415

Property, equipment and leasehold improvements, net of accumulated depreciation of $742,162, $733,366 and $713,867, respectively	211,849	224,803	244,214
Operating lease assets	332,233	—	—
Intangible assets	2,225	2,225	17,135
Other non-current assets, net	22,690	24,230	23,715
Total assets	$1,107,607	$744,161	$840,479

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$121,347	$106,825	$128,883
Current portion of debt obligations	5,170	4,812	2,896
Current portion of operating lease liabilities	75,211	—	—
Accrued expenses and other current liabilities	73,822	65,715	64,617
Total current liabilities	275,550	177,352	196,396

Long-term debt obligations	306,699	250,294	265,469
Long-term operating lease liabilities	289,154	—	—
Other long-term liabilities	33,305	61,990	66,029
Total liabilities	904,708	489,636	527,894

Commitments and contingencies

Common stock, par value $0.01, 100,000 shares authorized, 33,805, 33,469 and 33,111 shares issued, respectively	338	335	331
Additional paid-in capital	424,407	423,535	420,091
Treasury stock, at cost, 5,175 shares, respectively	(43,552)	(43,579)	(43,339)
Accumulated other comprehensive loss	(5,687)	(5,857)	(4,978)
Accumulated deficit	(172,607)	(119,909)	(59,520)
Total stockholders' equity	202,899	254,525	312,585
Total liabilities and stockholders' equity	$1,107,607	$744,161	$840,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(Unaudited)

	Three Months Ended

	May 4, 2019	May 5, 2018
Net sales	$327,721	$344,229
Credit income	13,108	15,514
Total revenues	340,829	359,743
Cost of sales and related buying, occupancy and distribution expenses	277,599	281,741
Selling, general and administrative expenses	106,576	107,277
Interest expense	3,994	2,253
Loss before income tax	(47,340)	(31,528)
Income tax expense	150	150
Net loss	$(47,490)	$(31,678)

Other comprehensive income:
Amortization of employee benefit related costs, net of tax of $0, respectively	$170	$199
Total other comprehensive income	170	199
Comprehensive loss	$(47,320)	$(31,479)

Net loss per share:
Basic	$(1.67)	$(1.14)
Diluted	$(1.67)	$(1.14)

Weighted average shares outstanding:
Basic	28,441	27,765
Diluted	28,441	27,765

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended

	May 4, 2019	May 5, 2018
Cash flows from operating activities:
Net loss	$(47,490)	$(31,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of long-lived assets	15,344	15,151
Impairment of long-lived assets	519	—
Gain on retirements of property, equipment and leasehold improvements	(678)	(30)
Non-cash operating lease expense	17,588	—
Stock-based compensation expense	949	1,558
Amortization of debt issuance costs	170	74
Deferred compensation obligation	(27)	41
Amortization of employee benefit related costs	170	199
Construction allowances from landlords	1,867	—
Other changes in operating assets and liabilities:
Increase in merchandise inventories	(47,445)	(39,185)
Decrease in other assets	14,252	4,303
Decrease in operating lease liabilities	(18,972)	—
Increase (decrease) in accounts payable and other liabilities	26,551	(19,088)
Net cash used in operating activities	(37,202)	(68,655)

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(13,774)	(6,930)
Proceeds from insurance and disposal of assets	678	45
Net cash used in investing activities	(13,096)	(6,885)

Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	149,411	164,071
Payments of revolving credit facility borrowings	(91,756)	(78,310)
Payments of long-term debt obligations	(338)	(731)
Payments of debt issuance costs	(36)	—
Payments for stock related compensation	(20)	(204)
Cash dividends paid	—	(1,445)
Net cash provided by financing activities	57,261	83,381
Net increase in cash and cash equivalents	6,963	7,841

Cash and cash equivalents:
Beginning of period	15,830	21,250
End of period	$22,793	$29,091

Supplemental disclosures including non-cash investing and financing activities:
Interest paid	$3,745	$2,116
Income taxes paid (refunded)	$473	$(180)
Unpaid liabilities for capital expenditures	$3,863	$2,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares	Amount		Shares	Amount			Total
Balance at February 2, 2019	33,469	$335	$423,535	(5,175)	$(43,579)	$(5,857)	$(119,909)	$254,525
Cumulative-effect adjustment (a)	—	—	—	—	—	—	(5,208)	(5,208)
Net loss	—	—	—	—	—	—	(47,490)	(47,490)
Other comprehensive income	—	—	—	—	—	170	—	170
Deferred compensation	—	—	(27)	—	27	—	—	—
Issuance of equity awards, net	336	3	(3)	—	—	—	—	—
Tax withholdings paid for net settlement of stock awards	—	—	(47)	—	—	—	—	(47)
Stock-based compensation expense	—	—	949	—	—	—	—	949
Balance at May 4, 2019	33,805	$338	$424,407	(5,175)	$(43,552)	$(5,687)	$(172,607)	$202,899

(a) Related to the adoption of the new lease accounting standard. See Note 1 for further disclosures regarding the adoption impact.

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares	Amount		Shares	Amount			Total
Balance at February 3, 2018	32,806	$328	$418,658	(5,175)	$(43,298)	$(5,177)	$(26,397)	$344,114
Net loss	—	—	—	—	—	—	(31,678)	(31,678)
Other comprehensive income	—	—	—	—	—	199	—	199
Dividends on common stock, $0.05 per share	—	—	—	—	—	—	(1,445)	(1,445)
Deferred compensation	—	—	41	—	(41)	—	—	—
Issuance of equity awards, net	305	3	(3)	—	—	—	—	—
Tax withholdings paid for net settlement of stock awards	—	—	(163)	—	—	—	—	(163)
Stock-based compensation expense	—	—	1,558	—	—	—	—	1,558
Balance at May 5, 2018	33,111	$331	$420,091	(5,175)	$(43,339)	$(4,978)	$(59,520)	$312,585

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Stage Stores, Inc. and its subsidiary (“we,” “us” or “our”) have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. Those adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made. Results of operations for such interim periods are not necessarily indicative of the results of operations for a full year due to seasonality and other factors. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto filed with our Annual Report on Form 10-K for the year ended February 2, 2019 (“Form 10-K”).

We are a retailer of trend-right, moderately priced, name-brand apparel, accessories, cosmetics, footwear and home goods. As of May 4, 2019, we operated in 42 states through 685 BEALLS, GOODY’S, PALAIS ROYAL, PEEBLES and STAGE specialty department stores and 105 GORDMANS off-price stores, as well as an e-commerce website (www.stage.com). Our department stores are predominantly located in small towns and rural communities. Our off-price stores are predominantly located in smaller and mid-sized markets in the Midwest.

References to a particular year are to our fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year.  For example, a reference to “2019” is a reference to the fiscal year ending February 1, 2020, and “2018” is a reference to the fiscal year ended February 2, 2019. Fiscal years 2019 and 2018 are comprised of 52 weeks. References to the “three months ended May 4, 2019” and “three months ended May 5, 2018” are for the respective 13-week fiscal quarters. References to quarters relate to our fiscal quarters.

Recently Adopted Accounting Pronouncements. In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates (“ASU”) 2016-02, Leases (Topic 842), and subsequently issued related ASUs, which were incorporated into Topic 842. Under the new standard, lessees are required to recognize a right-of-use asset and a lease liability, measured on a discounted basis, at the later of the lease commencement date and the date of adoption. The guidance also requires qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. We adopted the new standard on February 3, 2019, the first day of fiscal 2019.

Transition elections:

•
We elected to apply the effective date transition method as of the February 3, 2019 adoption date. Comparative periods prior to the adoption of the new standard have not been restated and are reported under the legacy guidance in Accounting Standards Codification (“ASC”) Topic 840, Leases.

•
We elected the package of practical expedients in the transition guidance, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs.

•	We elected not to use the practical expedient of using hindsight to determine the lease term and in assessing impairment of the right-of-use assets.
Accounting policy elections:

•
We elected the short-term lease exemption for non-real estate leases that have a lease term of twelve months or less. For non-real estate leases that qualify for the short-term exemption, we will not recognize a right-of-use asset or liability and will recognize those lease expenses on a straight-line basis over the lease term.

•	We elected to not separate lease and non-lease components for all of our current lease classes.

The adoption of the standard resulted in the recognition of operating lease assets and liabilities of $344.2 million and $375.8 million, respectively, as of February 3, 2019. Included in the measurement of the operating lease assets and liabilities is the reclassification of balances historically recorded as deferred rent and deferred rent tenant allowances. We also recognized a cumulative effect charge of $5.2 million, net of tax, to the opening accumulated deficit balance. This adjustment reflects $5.8 million in depreciation of leasehold improvements associated with conforming the asset useful life to the remaining lease life as of the transition date. It also reflects $0.6 million associated with the derecognition of lease obligations that had been classified as finance obligations under the former failed sale-leaseback guidance applied to build-to-suit arrangements. Under the new standard, these leases are classified as operating leases. The adoption of the standard did not have a material impact on our results of operations or cash flows. In addition, our bank covenants under our Credit Facility were not affected by the adoption of the standard. See Note 5 for further disclosures regarding leases.

Recent Accounting Pronouncements Not Yet Adopted.    In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The new standard will be effective for us in the first quarter of fiscal 2020, with early adoption permitted. We are currently evaluating the impact of the new guidance on our disclosures.

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

NOTE 2 - FAIR VALUE MEASUREMENTS

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

Level 3 –	Inputs that are both unobservable and significant to the overall fair value measurement reflect our estimates of assumptions that market participants would use in pricing the asset or liability.

Financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	May 4, 2019
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (a)(b)	$17,887	$17,887	$—	$—

	February 2, 2019
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (a)(b)	$19,536	$19,536	$—	$—

	May 5, 2018
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (a)(b)	$19,606	$19,606	$—	$—

(a) The liability for the amount due to participants corresponding in value to the securities held in the grantor trust is recorded in other long-term liabilities.
(b) Using the market approach, the fair values of these securities represent quoted market prices multiplied by the quantities held. Net gains and losses related to the changes in fair value in the assets and liabilities under the various deferred compensation plans are recorded in selling, general and administrative expenses and were nil for the three months ended May 4, 2019 and May 5, 2018, and for the fiscal year ended February 2, 2019.

Non-financial assets measured at fair value on a nonrecurring basis were as follows (in thousands):

	May 4, 2019
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets held for sale (a)	$3,270	$—	$—	$3,270
Store property, equipment and leasehold improvements (b)	2	—	—	2
Total Assets	$3,272	$—	$—	$3,272

	February 2, 2019
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Store property, equipment and leasehold improvements (a)	$1,583	$—	$—	$1,583

(a) Assets held for sale are reflected in prepaid expenses and other current assets.

(b) Using an undiscounted cash flow model, we evaluate the cash flow trends of our stores at least annually and when events or changes in circumstances, such as a store closure, indicate that property, equipment and leasehold improvements may not be fully recoverable. When a store’s projected undiscounted cash flows indicate its carrying value may not be recoverable, we use a discounted cash flow model to estimate the fair value of the underlying long-lived assets. An impairment write-down is recorded if the carrying value of a long-lived asset exceeds its fair value. Key assumptions in estimating future cash flows include, among other things, expected future operating performance, including expected closure date and lease term, and changes in economic conditions. We believe estimated future cash flows are sufficient to support the carrying value of our long-lived assets. Significant changes in the key assumptions used in our cash flow projections may result in additional asset impairments. For the three months ended May 4, 2019 and fiscal year 2018, we recognized impairment charges of $0.5 million and $2.8 million, respectively. There were no impairment charges recognized for the three months ended May 5, 2018. Impairment charges related to assets held for sale are recorded in selling, general and administrative expenses, while impairment charges related to store property, equipment and leasehold improvements are recorded in cost of sales and related buying, occupancy and distribution expenses.

Due to the short-term nature of cash and cash equivalents, payables and short-term debt obligations, the carrying value approximates the fair value of these instruments. In addition, we believe that the credit facility obligation approximates its fair value because interest rates are adjusted daily based on current market rates.

NOTE 3 - DEBT OBLIGATIONS

Debt obligations for each period presented consisted of the following (in thousands):

	May 4, 2019	February 2, 2019	May 5, 2018
Revolving loan	$261,699	$204,044	$265,049
Term loan	50,000	50,000	—
Finance obligations	—	554	1,310
Other financing	170	508	2,006
Total debt obligations	311,869	255,106	268,365
Less: Current portion of debt obligations	5,170	4,812	2,896
Long-term debt obligations	$306,699	$250,294	$265,469

We have total availability of $450.0 million with a seasonal increase to $475.0 million under our senior secured revolving credit facility agreement including a revolving loan (“Revolving Loan”) and term loans (“Term Loan”), jointly referred to as the “Credit Facility”. Additionally, we have a $25.0 million letter of credit sublimit. The Term Loan is payable in quarterly installments of $1.3 million beginning on June 15, 2019, with the remaining balance due upon maturity. The Credit Facility matures on December 16, 2021.

We use the Credit Facility to provide financing for working capital and general corporate purposes, as well as to finance capital expenditures and to support our letter of credit requirements. Borrowings under the Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Credit Facility agreement. The Credit Facility is secured by our inventory, cash, cash equivalents, and substantially all of our other assets. The daily interest rates are determined by a prime rate or LIBOR, plus an applicable margin, as set forth in the Credit Facility agreement. For the three months ended May 4, 2019, the weighted average interest rate on outstanding borrowings and the average daily borrowings on the Credit Facility, were 4.8% and $299.2 million, respectively.

Letters of credit issued under the Credit Facility support certain merchandise purchases and collateralize retained risks and deductibles under various insurance programs. At May 4, 2019, outstanding letters of credit totaled approximately $6.0 million. These letters of credit expire within 12 months of issuance and may be renewed.

The Credit Facility agreement contains a covenant requiring us to maintain excess availability at or above $35.0 million or 10% of the Adjusted Combined Loan Cap (as defined therein). The Credit Facility agreement also contains covenants which, among other things, restrict (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends to $30.0 million in a fiscal year, and (iii) the repurchase of common stock under certain circumstances. At May 4, 2019, we were in compliance with the debt covenants of the Credit Facility agreement and we expect to remain in compliance. Excess availability under the Credit Facility at May 4, 2019 was $55.7 million.

We derecognized finance obligations of $0.6 million upon adoption of ASC Topic 842, Leases, on February 3, 2019. See Note 1 for further disclosures regarding the adoption impact.

NOTE 4 - REVENUE

Net Sales

The following table presents the composition of net sales by merchandise category (in thousands):

	Three Months Ended
	May 4, 2019			May 5, 2018
Merchandise Category	Department Stores	Off-price Stores	Total Company	Department Stores	Off-price Stores	Total Company
Women’s	$83,615	$20,861	$104,476	$103,487	$19,967	$123,454
Men’s	39,108	8,514	47,622	41,336	7,545	48,881
Children's	25,138	9,880	35,018	29,078	8,096	37,174
Apparel	147,861	39,255	187,116	173,901	35,608	209,509

Footwear	40,271	5,074	45,345	44,483	4,819	49,302
Accessories	16,714	4,344	21,058	18,872	4,366	23,238
Cosmetics/Fragrances	27,869	2,813	30,682	31,186	2,482	33,668
Home/Gifts/Other	25,154	20,705	45,859	12,809	18,507	31,316
Non-apparel	110,008	32,936	142,944	107,350	30,174	137,524

Revenue adjustments not allocated (a)	(1,912)	(427)	(2,339)	(2,888)	84	(2,804)

Net sales	$255,957	$71,764	$327,721	$278,363	$65,866	$344,229

(a) Includes adjustments related to deferred revenue, estimated sales returns, breakage income, shipping and miscellaneous revenues, which are not allocated to merchandise categories.

Contract Liabilities

Contract liabilities (recorded in accrued expenses and other current liabilities) for each period presented were as follows (in thousands):

	May 4, 2019	February 2, 2019	May 5, 2018
Gift cards and merchandise credits, net	$10,503	$12,433	$10,159
Loyalty program rewards, net	3,239	1,484	3,081
Merchandise fulfillment liability	698	488	788
Total contract liabilities	$14,440	$14,405	$14,028

The following table summarizes contract liability activity for each period presented (in thousands):

	Three Months Ended
	May 4, 2019	May 5, 2018
Beginning balance	$14,405	$13,474
Net sales recognized during the period from amounts included in contract liability balances at the beginning of the period	(4,986)	(4,669)
Current period additions to contract liability balances included in contract liability balances at the end of the period	5,021	5,223
Ending balance	$14,440	$14,028

Credit Income

We earn credit income from our private label credit card (“PLCC”) through a profit-sharing arrangement with Comenity Bank, an affiliate of Alliance Data Systems Corporation. We receive a monthly net portfolio yield payment from Comenity Bank, and we can potentially earn an annual bonus based upon the performance of the PLCC portfolio.

We recorded deferred revenue for certain upfront payments received from Comenity Bank associated with the execution of the PLCC agreement, and we recognized $0.6 million and $0.4 million in credit income related to these upfront payments during the three months ended May 4, 2019 and May 5, 2018, respectively. As of May 4, 2019, deferred revenue of $7.3 million remained to be amortized.

NOTE 5 - LEASES

Our lease agreements include leases for our retail stores, distribution centers and corporate headquarters. As of May 4, 2019, all of our leases were classified as operating leases. Our store leases typically have an initial term of 10 years and often have two renewal options of five years each. The exercise of a lease renewal option is at our sole discretion. The lease term includes the initial contractual term as well as any options to extend the lease when it is reasonably certain that we will exercise that option. Our lease agreements do not contain any residual value guarantees or material restrictive covenants.

We recognize a lease liability for our obligation to make lease payments arising from the lease and a related asset for our right to use the underlying asset for the lease term. The lease liability is measured based on the present value of lease payments over the lease term, and the asset is measured based on the value of the lease liability, net of landlord allowances. As the implicit interest rate in our lease agreements is not readily identifiable, we use our estimated collateralized incremental borrowing rate in determining the present value of lease payments. For all current lease classes, we made an accounting policy election not to separate lease and non-lease components.
The majority of our leases include fixed rent payments. A number of store leases provide for escalating minimum rent payments at pre-determined dates. Certain store leases provide for contingent rent payments based on a percentage of retail sales over contractual levels. Some of our leases include variable payments for maintenance, taxes and insurance.
Operating lease payments are expensed on a straight-line basis over the lease term. Variable payments are not included in the measurement of the lease liability or asset and are expensed as incurred.
We sublease our former corporate office building to a third party and recognize sublease income on a straight-line basis over the lease term.

ASC 842 Disclosures

Lease cost includes both the fixed and variable expenses recorded for leases. The components of lease cost were as follows (in thousands):

Three Months Ended
May 4, 2019
Operating lease cost	$26,294
Variable lease cost	9,657
Sublease income	(368)
Total net lease cost (a)	$35,583

(a) Of this amount, $34.1 million is recorded in cost of sales and related buying, occupancy and distribution expenses and $1.5 million is recorded in selling, general and administrative expenses.

Cash and non-cash activities associated with our leases were as follows (in thousands):

Three Months Ended
May 4, 2019
Cash paid for operating leases	$27,678
Cash received from sublease	362
Lease assets obtained in exchange for lease liabilities (a)	7,333

(a) Excludes operating lease assets of $344.2 million recognized on February 3, 2019 as a result of the adoption of ASU 2016-02, Leases (Topic 842). See Note 1 for further disclosures regarding the adoption impact.

The weighted-average remaining lease term and weighted-average discount rate associated with our leases as of May 4, 2019 were as follows:

Weighted average remaining lease term	5.4 years
Weighted average discount rate	10.1%

Maturities of operating leases as of May 4, 2019 were as follows (in thousands):

Fiscal Year	Operating Leases	Sublease
2019 (remainder of year)	$81,980	$(1,085)
2020	101,056	(1,492)
2021	86,201	(1,582)
2022	69,971	(1,582)
2023	49,154	(1,054)
2024	31,275	—
Thereafter	55,898	—
Total lease payments	475,535	$(6,795)
Less: Effects of discounting	111,170
Present value of lease liabilities	364,365
Less: Current portion of lease liabilities	75,211
Long-term lease liabilities	$289,154

As of May 4, 2019, there were no leases that had not yet commenced.

Comparative Period Disclosures Reported Under ASC 840

Future minimum rental commitments on long-term, non-cancelable operating leases at February 2, 2019, were as follows (in thousands):

Fiscal Year	Commitments	Sublease Income	Net Minimum Lease Commitments
2019	$108,541	$(1,447)	$107,094
2020	98,859	(1,492)	97,367
2021	83,377	(1,582)	81,795
2022	67,447	(1,582)	65,865
2023	46,887	(1,054)	45,833
Thereafter	77,910	—	77,910
Total	$483,021	$(7,157)	$475,864

While infrequent in occurrence, occasionally we are responsible for the construction of leased stores and for paying project costs. ASC 840-40-55, The Effect of Lessee Involvement in Asset Construction, requires us to be considered the owner (for accounting purposes) of such build-to-suit arrangements during the construction period. The leases are accounted for as finance obligations with the amounts received from the landlord being recorded in debt obligations. Interest expense is recognized at a rate that will amortize the finance obligation over the initial term of the lease. Where ASC 840-40-55 was applicable, we have recorded finance obligations with interest rates of 6.1% and 12.3% on our consolidated financial statements related to two store leases as of February 2, 2019.

Future minimum annual payments required under existing finance obligations as of February 2, 2019 were as follows (in thousands):

Fiscal Year	Minimum Payments	Less: Interest	Principal Payments
2019	$580	$26	$554

NOTE 6 - STOCK-BASED COMPENSATION

Stock-based compensation expense by type of grant for each period presented was as follows (in thousands):

	Three Months Ended
	May 4, 2019	May 5, 2018
Non-vested stock	$781	$1,187
Restricted stock units	178	492
Stock-settled performance share units	168	371
Cash-settled performance share units	79	54
Total stock-based compensation expense	1,206	2,104
Related tax benefit	—	—
Stock-based compensation expense, net of tax	$1,206	$2,104

As of May 4, 2019, we have estimated unrecognized compensation cost of $8.3 million related to stock-based compensation awards granted, which is expected to be recognized over a weighted average period of 2.6 years.

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

The following table summarizes non-vested stock activity for the three months ended May 4, 2019:

Non-vested Stock	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at February 2, 2019	1,379,616	$4.43
Granted	625,000	0.98
Vested	(383,465)	7.09
Forfeited	(9,983)	6.36
Outstanding at May 4, 2019	1,611,168	2.45

The weighted-average grant date fair value for non-vested stock granted during the three months ended May 4, 2019 and May 5, 2018 was $0.98 and $2.19, respectively. The aggregate intrinsic value of non-vested stock that vested during the three months ended May 4, 2019 and May 5, 2018, was $0.4 million and $0.8 million, respectively. The payment of the employees’ tax liability for a portion of the vested shares was satisfied by withholding shares with a fair value equal to the tax liability. As a result, the actual number of shares issued during the three months ended May 4, 2019 was 336,233.

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

The following table summarizes RSU activity for the three months ended May 4, 2019:

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at February 2, 2019	1,740,314	$2.16
Granted	1,615,000	0.98
Vested	(439,064)	2.16
Outstanding at May 4, 2019	2,916,250	1.51

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

The following table summarizes stock-settled PSU activity for the three months ended May 4, 2019:

Period Granted	Target PSUs Outstanding at February 2, 2019	Target PSUs Granted	Target PSUs Outstanding at May 4, 2019	Weighted Average Grant Date Fair Value per Target PSU
2017	470,000	—	470,000	$1.80
2018	280,000	—	280,000	3.05
2019	—	375,000	375,000	1.39
Total	750,000	375,000	1,125,000	1.97

The weighted-average grant date fair value for stock-settled PSUs granted during the three months ended May 4, 2019 and May 5, 2018 was $1.39 and $3.05, respectively. No stock-settled PSUs vested during the three months ended May 4, 2019 and May 5, 2018.

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

The following table summarizes cash-settled PSU activity three months ended May 4, 2019:

Period Granted	Target PSUs Outstanding at February 2, 2019	Target PSUs Granted	Target PSUs Outstanding at May 4, 2019	Weighted Average Grant Date Fair Value per Target PSU
2018	300,000	—	300,000	$3.05
2019	—	530,000	530,000	$1.39
Total	300,000	530,000	830,000	$1.99

NOTE 7 - PENSION PLAN

We sponsor a frozen defined benefit pension plan. The components of net periodic pension cost, which were recognized in selling, general and administrative expenses, were as follows (in thousands):

	Three Months Ended
	May 4, 2019	May 5, 2018
Employer service cost	$135	$123
Interest cost on pension benefit obligation	327	358
Expected return on plan assets	(368)	(414)
Amortization of net loss	170	199
Net periodic pension cost	$264	$266

Our funding policy is to make contributions to maintain the minimum funding requirements for our pension obligations in accordance with the Employee Retirement Income Security Act. We may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover the short-term liquidity needs of the plan in order to maintain current invested positions. We contributed $0.3 million during the three months ended May 4, 2019, and we expect to contribute an additional $1.0 million in 2019.

NOTE 8 - EARNINGS PER SHARE

For the three months ended May 4, 2019 and May 5, 2018, respectively, participating securities had no impact on loss per common share and there were no anti-dilutive securities.

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

For purposes of the following discussion, all references to the “first quarter 2019” and the “first quarter 2018” are for the 13-week fiscal periods ended May 4, 2019 and May 5, 2018, respectively.

The financial information, discussion and analysis that follow should be read in conjunction with our consolidated financial statements and the related notes included in this Form 10-Q as well as the financial and other information included in the Form 10-K.

Our Business

We are a retailer of trend-right, moderately priced, name-brand apparel, accessories, cosmetics, footwear and home goods. As of May 4, 2019, we operated in 42 states through 685 specialty department stores under the BEALLS, GOODY’S, PALAIS ROYAL, PEEBLES and STAGE nameplates and 105 GORDMANS off-price stores. We also operate an e-commerce website. Our department stores are predominantly located in small towns and rural communities. Our off-price stores are predominantly located in smaller and mid-sized markets in the Midwest.

First Quarter 2019 Financial Overview

Select financial results for the first quarter 2019 were as follows (comparisons are to the first quarter 2018):

•	Net sales decreased $16.5 million, or 4.8%.

•	Comparable sales decreased 3.1%. Comparable sales consist of store sales after a store has been in operation for 14 full months, including stores converted to off-price stores, and e-commerce sales.

•	Net loss was $47.5 million compared to $31.7 million.

•	Loss per common share was $1.67, compared to a loss per common share of $1.14.

•	EBITDA adjusted for impairments was a loss of $27.5 million compared to a loss of $14.1 million (see the reconciliation of non-GAAP financial measures on page 23).

2019 Outlook and Strategy

Our strategy is centered on growing our off-price stores, emphasizing merchandise categories that are trending to drive sales in both our off-price and department stores, and exiting underperforming department stores. Sales early in the first quarter 2019 were negatively impacted by expected disruptions related to the rollout of our strategic initiatives, which included temporary store closures associated with the conversion of 37 department stores to off-price and the home department expansion in our department stores. Sales benefited later in the quarter as these initiatives began to take hold. We expect these initiatives to positively impact our sales going forward and to contribute to positive comparable sales for the year.

Store counts at the end of the first quarter 2019 and first quarter 2018 were as follows:

	May 4, 2019	May 5, 2018
Department stores	685	773
Off-price stores	105	59
Total stores	790	832

Our 2019 and long-term strategic objectives are to:

•
Accelerate our presence in the off-price sector with the conversion of approximately 85 department stores to off-price in 2019, and another 150 conversions in the first half of 2020. Following the conversions, our off-price store count will be approximately 300, and will represent approximately 50% of our total sales volume in 2020. During the first quarter 2019, we converted 37 department stores to off-price. Comparable sales in the small markets which constitute the majority of our off-price conversions increased more than 120% in the first quarter 2019.

•	Close between 40 to 60 underperforming department stores (excluding conversions to off-price). During the first quarter 2019, we permanently closed 6 department stores.

•
Expand the home department in our department stores to drive sales in this trending category. During the first quarter 2019, we rolled out new high capacity home fixtures to all of our department stores and moved the home department to the front of the store, which along with expanded merchandise assortments, drove home department sales up by more than 100% in our department stores. We expect home department sales as a percent of total sales to increase in penetration throughout the year with the greatest benefit to sales during the fourth quarter holiday gift period.

•
Promote brand recognition of our nameplates through our private label credit card and loyalty program, which guests can use across all our stores and online. In March 2019, we rebranded our Gordmans loyalty program and integrated it with our existing department stores multi-tender loyalty program called Style Circle Rewards®. In the second quarter 2019, we plan to reissue our existing credit cards as a combined off-price and department store branded credit card to more than 2 million cardholders.

•	Optimize our supply chain through capital investments and by engaging outside expertise to mitigate higher supply chain costs and prepare us for future off-price store growth.

Non-GAAP Financial Measures

The following table presents earnings (loss) before interest, taxes, depreciation and amortization (“EBITDA”) and EBITDA adjusted for impairments, non-GAAP financial measures. We believe the presentation of these supplemental non-GAAP financial measures helps facilitate comparisons of our operating performance across periods. In addition, management uses these non-GAAP financial measures to assess the results of our operations. Non-GAAP financial information should not be considered in isolation or viewed as a substitute for net income, cash flow from operations, diluted earnings per common share or other measures of performance as defined by GAAP.  Moreover, the inclusion of non-GAAP financial information as used herein is not necessarily comparable to other similarly titled measures of other companies due to the potential inconsistencies in the method of presentation and items considered. The following table sets forth the supplemental financial information and the reconciliation of the non-GAAP financial measures to the most directly comparable GAAP measure (in thousands):

	Three Months Ended
	May 4, 2019	May 5, 2018
Net loss (GAAP)	$(47,490)	$(31,678)
Interest expense	3,994	2,253
Income tax expense	150	150
Depreciation and amortization	15,344	15,151
EBITDA (non-GAAP)	(28,002)	(14,124)
Impairment of long-lived assets	519	—
EBITDA adjusted for impairments (non-GAAP)	$(27,483)	$(14,124)

Results of Operations

First Quarter 2019 Compared to First Quarter 2018 (amounts in thousands, except percentages):

Net Sales

	Three Months Ended
	May 4, 2019	May 5, 2018	Change
Net sales	$327,721	$344,229	$(16,508)
Sales percent change:
Total net sales			(4.8)%
Comparable sales			(3.1)%

Net sales for the first quarter 2019 decreased compared to the first quarter 2018 primarily due to a decrease in comparable sales, as traffic continued to be challenged, and store closures. In addition, sales in the beginning of the first quarter 2019 were negatively impacted by disruptions due to temporary store closures associated with the conversion of 37 department stores to off-price and the installation of new high capacity home fixtures in our department stores. Sales later in the quarter benefited from these initiatives. As a result, comparable sales were down double digits in February and were flat in the combined March and April period, which includes the Easter shift.
Non-apparel categories outperformed apparel categories for the first quarter 2019. In our department stores, home and men’s were our best performing merchandise categories, while women’s, children’s, footwear, accessories and cosmetics underperformed. In our off-price stores, children’s and cosmetics were our best performing merchandise categories, while footwear, accessories, women’s, men’s and home underperformed.

Credit Income

	Three Months Ended
	May 4, 2019	May 5, 2018	Change
Credit Income	$13,108	$15,514	$(2,406)
As a percent of net sales	4.0%	4.5%	(0.5)%

The decrease in credit income for the first quarter 2019 compared to the first quarter 2018 is primarily due to the off-price store conversions, lower department store credit sales and bad debt write-offs. Off-price store credit sales are generally underpenetrated as compared to department stores. However, we expect off-price credit sales as a percentage of total off-price sales to continue to grow in 2019 as compared to 2018. For the first quarter 2019 compared to the first quarter 2018, the credit sales penetration rate in our off-price business increased by 170 basis points.

Cost of Sales and Gross Margin

	Three Months Ended
	May 4, 2019	May 5, 2018	Change
Net sales	$327,721	$344,229	$(16,508)
Cost of sales and related buying, occupancy and distribution expenses	277,599	281,741	(4,142)
Gross profit	$50,122	$62,488	$(12,366)
As a percent of net sales	15.3%	18.2%	(2.9)%

The decrease in gross profit rate for the first quarter 2019 compared to the first quarter 2018 is primarily due to increased supply chain costs associated with our off-price stores.

Selling, General and Administrative Expenses (“SG&A Expenses”)

	Three Months Ended
	May 4, 2019	May 5, 2018	Change
SG&A Expenses	$106,576	$107,277	$(701)
As a percent of net sales	32.5%	31.2%	1.3%

The decrease in SG&A expenses for the first quarter 2019 compared to the first quarter 2018 is primarily due to reductions in store payroll and department store advertising expenses, partially offset by lower net gains from casualty insurance claims. SG&A as a percentage of sales increased due to grand opening costs related to store conversions and sales deleverage.

Interest Expense

	Three Months Ended
	May 4, 2019	May 5, 2018	Change
Interest Expense	$3,994	$2,253	$1,741
As a percent of net sales	1.2%	0.7%	0.5%

Interest expense is comprised of interest on borrowings under the Credit Facility, related letters of credit and commitment fees, amortization of debt issuance costs and interest on finance obligations. The increase in interest expense is primarily due to an increase in average borrowings and higher interest rates under the credit facility for the first quarter 2019 compared to the first quarter 2018. For the first quarter 2019, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the credit facility, including the term loan, were 4.8% and $299.2 million, respectively, as compared to 3.2% and $247.5 million for the first quarter 2018.

Income Taxes

	Three Months Ended
	May 4, 2019	May 5, 2018	Change
Income tax expense	$150	$150	$—
Effective tax rate	(0.3)%	(0.5)%	0.2%

The effective income tax rates in both the first quarter 2019 and the first quarter 2018 were nearly 0% due to a valuation allowance taken for substantially all tax benefits generated by tax losses in each period due to the uncertainly of realization, which is is dependent upon generation of future taxable income. We expect our effective income tax rate to be approximately 0% percent for 2019.

Loss Before Income Tax and Net Loss

	Three Months Ended
	May 4, 2019	May 5, 2018	Change
Loss before income tax	$(47,340)	$(31,528)	$(15,812)
Net loss	(47,490)	(31,678)	(15,812)

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

 Key components of our cash flow are summarized below (in thousands):

	Three Months Ended
	May 4, 2019	May 5, 2018	Change
Net cash (used in) provided by:
Operating activities	$(37,202)	$(68,655)	$31,453
Investing activities	(13,096)	(6,885)	(6,211)
Financing activities	57,261	83,381	(26,120)

Operating Activities

During the first quarter 2019, we used $37.2 million in cash from operating activities. Net loss, adjusted for non-cash expenses, used cash of approximately $13.5 million, including operating lease asset amortization of $17.6 million. Changes in operating assets and liabilities used net cash of approximately $25.6 million, which included a $47.4 million increase in merchandise inventories, primarily due to the seasonal build of inventories, partially offset by a $14.3 million decrease in other assets, a $19.0 million decrease in operating lease liabilities and a $26.6 million increase in accounts payable and other liabilities. Additionally, cash flows from operating activities included construction allowances from landlords of $1.9 million, which funded a portion of the capital expenditures in investing activities.

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

The year-over-year change primarily reflects a $47.3 million increase in cash flow from working capital, offset by a higher net loss of $15.8 million. The increase in cash flow from working capital was largely due to favorable fluctuations of $45.6 million in cash flows from accounts payable and other liabilities driven by paying down our elevated payables balance at the end of 2017 in the first quarter 2018.

Investing Activities

Net cash used in investing activities increased $6.2 million to $13.1 million for the first quarter 2019, compared to $6.9 million for the first quarter 2018.

Capital expenditures were $13.8 million for the first quarter 2019, compared to $6.9 million for the first quarter 2018. The increase in capital expenditures reflect our investments in converting stores to off-price and rolling out high capacity home fixtures in our department stores. We received construction allowances from landlords of $1.9 million in the first quarter 2019, which are included in cash flows from operating activities, and were used to fund a portion of the capital expenditures. These funds are recorded as a reduction from our operating lease assets on the balance sheet and are recognized as an offset to rent expense over the lease term commencing with the date the allowances are earned.

We estimate that capital expenditures in 2019, net of construction allowances to be received from landlords, will be approximately $30.0 million to $35.0 million. The expenditures will principally be for investments in our stores, omni-channel, supply chain and technology.

Financing Activities

Net cash provided by financing activities decreased $26.1 million to $57.3 million for the first quarter 2019, compared to $83.4 million for the first quarter 2018, primarily due to lower net borrowings under the Credit Facility.

We use the Credit Facility to provide financing for working capital and general corporate purposes, as well as to finance capital expenditures and to support our letter of credit requirements. Borrowings are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Credit Facility agreement. The Credit Facility is secured by our inventory, cash, cash equivalents, and substantially all of our other assets. The daily interest rates are determined by a prime rate or LIBOR, plus an applicable margin, as set forth in the credit facility agreement. For the first quarter 2019, the weighted average interest rate on outstanding borrowings and the average daily borrowings on the credit facility, including the term loan, were 4.8% and $299.2 million, respectively, compared to 3.2% and $247.5 million for the first quarter 2018.

Letters of credit issued under the credit facility support certain merchandise purchases and collateralize retained risks and deductibles under various insurance programs. At May 4, 2019, outstanding letters of credit totaled approximately $6.0 million. These letters of credit expire within 12 months of issuance and may be renewed.

The Credit Facility agreement contains a covenant requiring us to maintain excess availability at or above $35.0 million or 10% of the Adjusted Combined Loan Cap (as defined therein). The Credit Facility agreement also contains covenants which, among other things, restrict (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends to $30.0 million in a fiscal year, and (iii) the repurchase of common stock under certain circumstances. At May 4, 2019, we were in compliance with the debt covenants of the credit facility agreement and we expect to remain in compliance. Excess availability under the credit facility at May 4, 2019 was $55.7 million.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. During the three months ended May 4, 2019, we implemented software and related technology controls to comply with the new lease accounting guidance requirements under ASC Topic 842. In addition, we enhanced our control environment over financial reporting and accounting for lease arrangements. There were no other changes in our internal control over financial reporting during the three months ended May 4, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

No response is required under Item 103 of Regulation S-K.

ITEM 1A.    RISK FACTORS

There have not been any material changes from the risk factors as previously disclosed in the Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 7, 2011, our Board approved a stock repurchase program (“2011 Stock Repurchase Program”), which authorized us to repurchase up to $200.0 million of our outstanding common stock. The 2011 Stock Repurchase Program will expire when we have exhausted the authorization, unless terminated earlier by our Board. Through May 4, 2019, we repurchased approximately $141.6 million of our outstanding common shares under the 2011 Stock Repurchase Program. Also in March 2011, our Board authorized us to repurchase shares of our outstanding common stock equal to the amount of the proceeds and related tax benefits from the exercise of stock options, stock appreciation rights and other equity grants. Purchases of shares of our common stock may be made from time to time, either on the open market or through privately negotiated transactions and are financed by our existing cash, cash flow and other liquidity sources, as appropriate.

The table below sets forth information regarding our repurchases of common stock during the three months ended May 4, 2019:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)

February 3, 2019 to March 2, 2019	9,480	$1.14	—	$58,351,202

March 3, 2019 to April 6, 2019	51,341	1.00	—	$58,351,202

April 7, 2019 to May 4, 2019	12,147	1.07	—	$58,351,202

Total	72,968	$1.03	—

(a) Although we did not repurchase any of our common stock during the three months ended May 4, 2019 under the 2011 Stock Repurchase Program:

•
We reacquired 47,232 shares of common stock from certain employees to cover tax withholding obligations from the vesting of restricted stock at a weighted average acquisition price of $1.00 per common share; and

•
The trustee of the grantor trust established by us for the purpose of holding assets under our deferred compensation plan purchased an aggregate of 25,736 shares of our common stock in the open market at a weighted average price of $1.08 in connection with the option to invest in our stock under the deferred compensation plan and reinvestment of dividends paid on our common stock held in trust in the deferred compensation plan.

(b) Reflects the $200.0 million authorized under the 2011 Stock Purchase Program, less the $141.6 million repurchased as of May 4, 2019 using our existing cash, cash flow and other liquidity sources since March 2011.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

The following documents are the exhibits to this Form 10-Q. For convenient reference, each exhibit is listed according to the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description

10.1*#	Amendment No. Eight to Amended and Restated Private Label Credit Card Plan Agreement dated as of April 11, 2019 between Comenity Bank and Stage Stores, Inc. and Specialty Retailers, Inc.

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

32*	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________________________

*	Filed electronically herewith.
#	Certain confidential portions with a [****] have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAGE STORES, INC.

Dated: June 13, 2019	/s/ Michael L. Glazer
Michael L. Glazer
President and Chief Executive Officer
(Principal Executive Officer)

Dated: June 13, 2019	/s/ Jason T. Curtis
Jason T. Curtis
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)