Form 10-Q
period 2019-08-03
STAGE STORES INC
filed 2019-09-12
CIK 6885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 1-14035

Stage Stores, Inc.
(Exact name of registrant as specified in its charter)

Nevada		91-1826900
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

2425 West Loop South		77027
Houston,	Texas	(Zip Code)
(Address of principal executive offices)

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

As of September 4, 2019, there were 28,876,878 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Stage Stores, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(Unaudited)

	August 3, 2019	February 2, 2019	August 4, 2018
ASSETS
Cash and cash equivalents	$25,418	$15,830	$26,573
Merchandise inventories, net	499,001	424,555	476,883
Prepaid expenses and other current assets	50,138	52,518	48,525
Total current assets	574,557	492,903	551,981

Property, equipment and leasehold improvements, net of accumulated depreciation of $757,296, $733,366 and $722,938, respectively	201,928	224,803	236,151
Operating lease assets	321,982	—	—
Intangible assets	2,225	2,225	17,135
Other non-current assets, net	21,354	24,230	24,409
Total assets	$1,122,046	$744,161	$829,676

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$155,865	$106,825	$122,680
Current portion of debt obligations	5,000	4,812	3,542
Current portion of operating lease liabilities	74,906	—	—
Accrued expenses and other current liabilities	76,455	65,715	73,506
Total current liabilities	312,226	177,352	199,728

Long-term debt obligations	318,775	250,294	268,682
Long-term operating lease liabilities	279,009	—	—
Other long-term liabilities	32,213	61,990	65,431
Total liabilities	942,223	489,636	533,841

Commitments and contingencies

Common stock, par value $0.01, 100,000 shares authorized, 34,052, 33,469 and 33,418 shares issued, respectively	341	335	334
Additional paid-in capital	425,033	423,535	421,621
Treasury stock, at cost, 5,175 shares, respectively	(43,546)	(43,579)	(43,388)
Accumulated other comprehensive loss	(5,485)	(5,857)	(4,823)
Accumulated deficit	(196,520)	(119,909)	(77,909)
Total stockholders' equity	179,823	254,525	295,835
Total liabilities and stockholders' equity	$1,122,046	$744,161	$829,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net sales	$367,865	$369,294	$695,586	$713,523
Credit income	13,988	14,305	27,096	29,819
Total revenues	381,853	383,599	722,682	743,342
Cost of sales and related buying, occupancy and distribution expenses	295,204	286,807	572,803	568,548
Selling, general and administrative expenses	106,310	110,914	212,886	218,191
Interest expense	4,123	2,650	8,117	4,903
Loss before income tax	(23,784)	(16,772)	(71,124)	(48,300)
Income tax expense	150	150	300	300
Net loss	$(23,934)	$(16,922)	$(71,424)	$(48,600)

Other comprehensive income:
Amortization of employee benefit related costs, net of tax of $0, respectively	$202	$155	$372	$354
Total other comprehensive income	202	155	372	354
Comprehensive loss	$(23,732)	$(16,767)	$(71,052)	$(48,246)

Net loss per share:
Basic	$(0.83)	$(0.60)	$(2.50)	$(1.74)
Diluted	$(0.83)	$(0.60)	$(2.50)	$(1.74)

Weighted average shares outstanding:
Basic	28,791	28,152	28,616	27,959
Diluted	28,791	28,152	28,616	27,959

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended
	August 3, 2019	August 4, 2018
Cash flows from operating activities:
Net loss	$(71,424)	$(48,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of long-lived assets	29,872	30,147
Impairment of long-lived assets	1,615	1,070
(Gain) loss on retirements of property, equipment and leasehold improvements	(678)	17
Non-cash operating lease expense	34,919	—
Stock-based compensation expense	1,585	3,049
Dividends charged to compensation expense	21	—
Amortization of debt issuance costs	341	148
Deferred compensation obligation	(33)	90
Amortization of employee benefit related costs	372	354
Construction allowances from landlords	3,553	757
Other changes in operating assets and liabilities:
Increase in merchandise inventories	(74,446)	(38,506)
Decrease in other assets	8,464	2,412
Decrease in operating lease liabilities	(37,601)	—
Increase (decrease) in accounts payable and other liabilities	61,788	(19,958)
Net cash used in operating activities	(41,652)	(69,020)

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(18,610)	(12,822)
Proceeds from insurance and disposal of assets	678	1,802
Net cash used in investing activities	(17,932)	(11,020)

Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	257,426	298,509
Payments of revolving credit facility borrowings	(186,445)	(233,148)
Proceeds from long-term debt obligation	—	25,000
Payments of long-term debt obligations	(1,758)	(1,472)
Payments of debt issuance costs	(36)	(354)
Payments for stock related compensation	(15)	(260)
Cash dividends paid	—	(2,912)
Net cash provided by financing activities	69,172	85,363
Net increase in cash and cash equivalents	9,588	5,323

Cash and cash equivalents:
Beginning of period	15,830	21,250
End of period	$25,418	$26,573

Supplemental disclosures including non-cash investing and financing activities:
Interest paid	$7,726	$4,866
Income taxes paid	$473	$14
Unpaid liabilities for capital expenditures	$4,166	$4,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares	Amount		Shares	Amount			Total
Balance at May 4, 2019	33,805	$338	$424,407	(5,175)	$(43,552)	$(5,687)	$(172,607)	$202,899
Net loss	—	—	—	—	—	—	(23,934)	(23,934)
Other comprehensive income	—	—	—	—	—	202	—	202
Deferred compensation	—	—	(6)	—	6	—	—	—
Issuance of equity awards, net	247	3	(3)	—	—	—	—	—
Tax withholdings paid for net settlement of stock awards	—	—	(1)	—	—	—	—	(1)
Stock-based compensation expense	—	—	636	—	—	—	—	636
Dividends on forfeited stock awards charged to compensation expense	—	—	—	—	—	—	21	21
Balance at August 3, 2019	34,052	$341	$425,033	(5,175)	$(43,546)	$(5,485)	$(196,520)	$179,823

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares	Amount		Shares	Amount			Total
Balance at May 5, 2018	33,111	331	420,091	(5,175)	(43,339)	(4,978)	(59,520)	312,585
Net loss	—	—	—	—	—	—	(16,922)	(16,922)
Other comprehensive income	—	—	—	—	—	155	—	155
Dividends on common stock, $0.05 per share	—	—	—	—	—	—	(1,467)	(1,467)
Deferred compensation	—	—	49	—	(49)	—	—	—
Issuance of equity awards, net	307	3	(3)	—	—	—	—	—
Tax withholdings paid for net settlement of stock awards	—	—	(7)	—	—	—	—	(7)
Stock-based compensation expense	—	—	1,491	—	—	—	—	1,491
Balance at August 4, 2018	33,418	$334	$421,621	(5,175)	$(43,388)	$(4,823)	$(77,909)	$295,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Stockholders’ Equity - continued
(in thousands, except per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares	Amount		Shares	Amount			Total
Balance at February 2, 2019	33,469	$335	$423,535	(5,175)	$(43,579)	$(5,857)	$(119,909)	$254,525
Cumulative-effect adjustment (a)	—	—	—	—	—	—	(5,208)	(5,208)
Net loss	—	—	—	—	—	—	(71,424)	(71,424)
Other comprehensive income	—	—	—	—	—	372	—	372
Deferred compensation	—	—	(33)	—	33	—	—	—
Issuance of equity awards, net	583	6	(6)	—	—	—	—	—
Tax withholdings paid for net settlement of stock awards	—	—	(48)	—	—	—	—	(48)
Stock-based compensation expense	—	—	1,585	—	—	—	—	1,585
Dividends on forfeited stock awards charged to compensation expense	—	—	—	—	—	—	21	21
Balance at August 3, 2019	34,052	$341	$425,033	(5,175)	$(43,546)	$(5,485)	$(196,520)	$179,823

(a) Related to the adoption of the new lease accounting standard. See Note 1 for further disclosures regarding the adoption impact.

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares	Amount		Shares	Amount			Total
Balance at February 3, 2018	32,806	$328	$418,658	(5,175)	$(43,298)	$(5,177)	$(26,397)	$344,114
Net loss	—	—	—	—	—	—	(48,600)	(48,600)
Other comprehensive income	—	—	—	—	—	354	—	354
Dividends on common stock, $0.10 per share	—	—	—	—	—	—	(2,912)	(2,912)
Deferred compensation	—	—	90	—	(90)	—	—	—
Issuance of equity awards, net	612	6	(6)	—	—	—	—	—
Tax withholdings paid for net settlement of stock awards	—	—	(170)	—	—	—	—	(170)
Stock-based compensation expense	—	—	3,049	—	—	—	—	3,049
Balance at August 4, 2018	33,418	$334	$421,621	(5,175)	$(43,388)	$(4,823)	$(77,909)	$295,835

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

We are a retailer of trend-right, moderately priced, name-brand apparel, accessories, cosmetics, footwear and home goods. As of August 3, 2019, we operated in 42 states through 645 BEALLS, GOODY’S, PALAIS ROYAL, PEEBLES and STAGE specialty department stores and 141 GORDMANS off-price stores, as well as an e-commerce website (www.stage.com). Our department stores are predominantly located in small towns and rural communities. Our off-price stores are predominantly located in smaller and mid-sized markets in the Midwest.

References to a particular year are to our fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year.  For example, a reference to “2019” is a reference to the fiscal year ending February 1, 2020, and “2018” is a reference to the fiscal year ended February 2, 2019. Fiscal years 2019 and 2018 are comprised of 52 weeks. References to the “three months ended August 3, 2019” and “three months ended August 4, 2018” are for the respective 13-week fiscal quarters. References to quarters relate to our fiscal quarters. References to the “six months ended August 3, 2019” and “six months ended August 4, 2018” are for the respective 26-week fiscal periods.

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
Accounting policy elections:

•
We elected the short-term lease exemption for leases that have a lease term of twelve months or less. For leases that qualify for the short-term exemption, we will not recognize a right-of-use asset or liability and will recognize those lease expenses on a straight-line basis over the lease term.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force), which aligns the requirements for capitalizing implementation costs in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance also requires disclosure of the nature of hosting arrangements that are service contracts. The new standard will be effective for us in the first quarter of fiscal 2020, with early adoption permitted. We are currently evaluating the impact of the new guidance on our financial statements and disclosures.

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

Level 3 –	Inputs that are both unobservable and significant to the overall fair value measurement reflect our estimates of assumptions that market participants would use in pricing the asset or liability.

Financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	August 3, 2019
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (a)(b)	$16,763	$16,763	$—	$—

	February 2, 2019
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (a)(b)	$19,536	$19,536	$—	$—

	August 4, 2018
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (a)(b)	$20,188	$20,188	$—	$—

(a) The liability for the amount due to participants corresponding in value to the securities held in the grantor trust is recorded in other long-term liabilities.
(b) Using the market approach, the fair values of these securities represent quoted market prices multiplied by the quantities held. Net gains and losses related to the changes in fair value in the assets and liabilities under the various deferred compensation plans are recorded in selling, general and administrative expenses and were nil for the six months ended August 3, 2019 and August 4, 2018, and for the fiscal year ended February 2, 2019.

Non-financial assets measured at fair value on a nonrecurring basis were as follows (in thousands):

	August 3, 2019
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets held for sale (a)	$2,799	$—	$—	$2,799
Operating lease assets (b)	4,585	—	—	4,585
Store property, equipment and leasehold improvements (b)	629	—	—	629
Total Assets	$8,013	$—	$—	$8,013

	February 2, 2019
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Store property, equipment and leasehold improvements (a)	$1,583	$—	$—	$1,583

	August 4, 2018
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Store property, equipment and leasehold improvements (a)	$1,101	$—	$—	$1,101

(a) Assets held for sale are recorded at the asset’s fair value less estimated costs to sell and are reflected in prepaid expenses and other current assets. For the six months ended August 3, 2019, we recognized impairment charges of $1.0 million based on a third party valuation of the underlying assets. These impairment charges are recorded in selling, general and administrative expenses.

(b) Using an undiscounted cash flow model, we evaluate the cash flow trends of our stores at least annually and when events or changes in circumstances, such as a store closure, indicate that the asset group may not be fully recoverable. When a store’s projected undiscounted cash flows indicate its asset carrying value may not be recoverable, we use a discounted cash flow model to estimate the fair value of the underlying asset group. An impairment write-down is recorded if the carrying value of an asset exceeds its fair value. Key assumptions in estimating future cash flows include, among other things, expected future operating performance, including expected closure date and lease term, and changes in economic conditions. We believe estimated future cash flows are sufficient to support the carrying value of our right-of-use operating lease and long-lived assets. Significant changes in the key assumptions used in our cash flow projections may result in additional asset impairments. For the six months ended August 3, 2019 and August 4, 2018 and during fiscal year 2018, we recognized impairment charges of $0.6 million, $1.1 million, and $2.8 million, respectively. Impairment charges related to store property, equipment and leasehold improvements are recorded in cost of sales and related buying, occupancy and distribution expenses.

Due to the short-term nature of cash and cash equivalents, payables and short-term debt obligations, the carrying value approximates the fair value of these instruments. In addition, we believe that the credit facility obligation approximates its fair value because interest rates are adjusted daily based on current market rates.

NOTE 3 - DEBT OBLIGATIONS

Debt obligations for each period presented consisted of the following (in thousands):

	August 3, 2019	February 2, 2019	August 4, 2018
Revolving loan	$275,025	$204,044	$244,649
Term loan	48,750	50,000	25,000
Finance obligations	—	554	1,064
Other financing	—	508	1,511
Total debt obligations	323,775	255,106	272,224
Less: Current portion of debt obligations	5,000	4,812	3,542
Long-term debt obligations	$318,775	$250,294	$268,682

We have total availability of $448.7 million with a seasonal increase to $473.7 million under our senior secured revolving credit facility agreement including a revolving loan (“Revolving Loan”) and term loans (“Term Loan”), jointly referred to as the “Credit Facility”. Additionally, we have a $25.0 million letter of credit sublimit. The Term Loan is payable in quarterly installments of $1.3 million that began on June 15, 2019, with the remaining balance due upon maturity. The Credit Facility matures on December 16, 2021.

We use the Credit Facility to provide financing for working capital and general corporate purposes, as well as to finance capital expenditures and to support our letter of credit requirements. Borrowings under the Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Credit Facility agreement. The Credit Facility is secured by our inventory, cash, cash equivalents, and substantially all of our other assets. The daily interest rates are determined by a prime rate or LIBOR, plus an applicable margin, as set forth in the Credit Facility agreement. For the six months ended August 3, 2019, the weighted average interest rate on outstanding borrowings and the average daily borrowings on the Credit Facility, were 4.7% and $309.9 million, respectively.

Letters of credit issued under the Credit Facility support certain merchandise purchases and collateralize retained risks and deductibles under various insurance programs. At August 3, 2019, outstanding letters of credit totaled approximately $8.6 million. These letters of credit expire within 12 months of issuance and may be renewed.

The Credit Facility agreement contains a covenant requiring us to maintain excess availability at or above $35.0 million or 10% of the Adjusted Combined Loan Cap (as defined therein). The Credit Facility agreement also contains covenants which, among other things, restrict (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends to $30.0 million in a fiscal year, and (iii) the repurchase of common stock under certain circumstances. At August 3, 2019, we were in compliance with the debt covenants of the Credit Facility agreement and we expect to remain in compliance. Excess availability under the Credit Facility at August 3, 2019 was $66.1 million.

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

Under our loyalty program, members can accumulate points, based on their spending, toward earning a reward certificate that can be redeemed for future merchandise purchases. Points earned by loyalty members reset to zero at the end of each calendar year. Reward certificates expire 30 days after the date of issuance. We allocate and defer a portion of our sales to reward certificates expected to be earned, based on the relative stand-alone sales transaction price and reward certificate value, and recognize the reward certificate as a net sale when it is redeemed.

The following table presents the composition of net sales by merchandise category (in thousands):

	Three Months Ended
	August 3, 2019			August 4, 2018
Merchandise Category	Department Stores	Off-price Stores	Total Company	Department Stores	Off-price Stores	Total Company
Women’s	$100,639	$24,954	$125,593	$117,209	$19,264	$136,473
Men’s	49,582	11,534	61,116	53,124	8,913	62,037
Children's	25,198	9,870	35,068	29,400	7,530	36,930
Apparel	175,419	46,358	221,777	199,733	35,707	235,440

Footwear	39,227	6,097	45,324	45,141	4,505	49,646
Accessories	17,988	3,865	21,853	18,426	3,889	22,315
Cosmetics/Fragrances	27,188	2,856	30,044	31,287	2,428	33,715
Home/Gifts	25,539	20,708	46,247	10,950	15,939	26,889
Other	2,859	651	3,510	1,039	807	1,846
Non-apparel	112,801	34,177	146,978	106,843	27,568	134,411

Revenue adjustments not allocated (a)	(347)	(543)	(890)	(281)	(276)	(557)

Net sales	$287,873	$79,992	$367,865	$306,295	$62,999	$369,294

(a) Includes adjustments related to deferred revenue, estimated sales returns, breakage income, shipping and miscellaneous revenues, which are not allocated to merchandise categories.

	Six Months Ended
	August 3, 2019			August 4, 2018
Merchandise Category	Department Stores	Off-price Stores	Total Company	Department Stores	Off-price Stores	Total Company
Women’s	$184,254	$45,815	$230,069	$220,696	$39,231	$259,927
Men’s	88,690	20,048	108,738	94,460	16,458	110,918
Children's	50,336	19,750	70,086	58,478	15,626	74,104
Apparel	323,280	85,613	408,893	373,634	71,315	444,949

Footwear	79,498	11,171	90,669	89,624	9,324	98,948
Accessories	34,702	8,209	42,911	37,298	8,255	45,553
Cosmetics/Fragrances	55,057	5,669	60,726	62,473	4,910	67,383
Home/Gifts	45,865	40,561	86,426	19,794	33,822	53,616
Other	7,687	1,503	9,190	5,004	1,431	6,435
Non-apparel	222,809	67,113	289,922	214,193	57,742	271,935

Revenue adjustments not allocated (a)	(2,259)	(970)	(3,229)	(3,169)	(192)	(3,361)

Net sales	$543,830	$151,756	$695,586	$584,658	$128,865	$713,523

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

Contract Liabilities

Contract liabilities reflect our performance obligations related to gift cards, merchandise credits, loyalty program rewards and merchandise orders that have not been satisfied as of a given date, and therefore, revenue recognition has been deferred. Contract liabilities (recorded in accrued expenses and other current liabilities) for each period presented were as follows (in thousands):

	August 3, 2019	February 2, 2019	August 4, 2018
Gift cards and merchandise credits, net	$9,759	$12,433	$9,657
Loyalty program rewards, net	5,147	1,484	4,612
Merchandise fulfillment liability	859	488	850
Total contract liabilities	$15,765	$14,405	$15,119

The following table summarizes contract liability activity for each period presented (in thousands):

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Beginning balance	$14,440	$14,028	$14,405	$13,474
Net sales recognized during the period from amounts included in contract liability balances at the beginning of the period	(5,522)	(5,484)	(6,571)	(6,284)
Current period additions to contract liability balances included in contract liability balances at the end of the period	6,847	6,575	7,931	7,929
Ending balance	$15,765	$15,119	$15,765	$15,119

Credit Income

We earn credit income from our private label credit card (“PLCC”) through a profit-sharing arrangement with Comenity Bank, an affiliate of Alliance Data Systems Corporation. Comenity Bank owns the PLCC portfolio and manages the account activation, receivables funding, card authorization, card issuance, statement generation, remittance processing and guest service functions for our PLCC program. We perform certain duties, including electronic processing and transmitting of transaction records, and executing marketing promotions designed to increase card usage. We also accept payments in our stores from cardholders on behalf of Comenity Bank. We receive a monthly net portfolio yield payment from Comenity Bank, and we can potentially earn an annual bonus based upon the performance of the PLCC portfolio. The receivable for credit income, which is recorded in prepaid expenses and other current assets, was $4.5 million, $4.9 million and $4.7 million as of August 3, 2019, February 2, 2019 and August 4, 2018, respectively.

On April 11, 2019, we entered into an amendment to our profit-sharing arrangement with Comenity Bank. The amendment extended the term of the arrangement from July 31, 2021 to July 31, 2024.

We recorded deferred revenue for certain upfront payments received from Comenity Bank associated with the execution of the PLCC agreement. The amounts recognized in credit income related to these upfront payments for each period presented were as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Upfront payments recognized in credit income	$250	$438	$875	$875

As of August 3, 2019, deferred revenue of $7.0 million remained to be amortized.

NOTE 5 - LEASES

Our lease agreements include leases for our retail stores, distribution centers and corporate headquarters. As of August 3, 2019, all of our leases were classified as operating leases. Our store leases typically have an initial term of 10 years and often have two renewal options of five years each. The exercise of a lease renewal option is at our sole discretion. The lease term includes the initial contractual term as well as any options to extend the lease when it is reasonably certain that we will exercise that option. Our lease agreements do not contain any residual value guarantees or material restrictive covenants.

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
We sublease our former corporate office building to a third party and recognize sublease income on a straight-line basis over the lease term.

ASC 842 Disclosures

Lease cost includes both the fixed and variable expenses recorded for leases. The components of lease cost were as follows (in thousands):

	Three Months Ended	Six Months Ended
	August 3, 2019	August 3, 2019
Operating lease cost	$26,163	$52,457
Variable lease cost	9,784	19,441
Short-term lease cost	24	24
Sublease income	(369)	(737)
Total net lease cost	$35,602	$71,185

Net lease cost in cost of sales and related buying, occupancy and distribution expenses	$34,818	$68,876
Net lease cost in selling, general and administrative expenses	784	2,309
Total net lease cost	$35,602	$71,185

Cash and non-cash activities associated with our leases were as follows (in thousands):

Six Months Ended
August 3, 2019
Cash paid for operating leases	$55,139
Cash received from sublease	724
Lease assets obtained in exchange for lease liabilities (a)	12,701

(a) Excludes operating lease assets of $344.2 million recognized on February 3, 2019 as a result of the adoption of ASU 2016-02, Leases (Topic 842). See Note 1 for further disclosures regarding the adoption impact.

The weighted average remaining lease term and weighted-average discount rate associated with our leases as of August 3, 2019 were as follows:

Weighted average remaining lease term	5.3 years
Weighted average discount rate	10.1%

Maturities of operating leases as of August 3, 2019 were as follows (in thousands):

Fiscal Year	Operating Leases	Sublease
2019 (remainder of year)	$54,535	$(723)
2020	102,731	(1,492)
2021	87,965	(1,582)
2022	71,781	(1,582)
2023	50,986	(1,054)
2024	33,063	—
Thereafter	59,818	—
Total lease payments	460,879	$(6,433)
Less: Effects of discounting	106,964
Present value of lease liabilities	353,915
Less: Current portion of lease liabilities	74,906
Long-term lease liabilities	$279,009

As of August 3, 2019, there were no leases that had not yet commenced.

Comparative Period Disclosures Reported Under ASC 840

Future minimum rental commitments on long-term, non-cancelable operating leases at February 2, 2019, were as follows (in thousands):

Fiscal Year	Commitments	Sublease Income	Net Minimum Lease Commitments
2019	$108,541	$(1,447)	$107,094
2020	98,859	(1,492)	97,367
2021	83,377	(1,582)	81,795
2022	67,447	(1,582)	65,865
2023	46,887	(1,054)	45,833
Thereafter	77,910	—	77,910
Total	$483,021	$(7,157)	$475,864

While infrequent in occurrence, occasionally we are responsible for the construction of leased stores and for paying project costs. ASC 840-40-55, The Effect of Lessee Involvement in Asset Construction, requires us to be considered the owner (for accounting purposes) of such build-to-suit arrangements during the construction period. The leases are accounted for as finance obligations with the amounts received from the landlord being recorded in debt obligations. Interest expense is recognized at a rate that will amortize the finance obligation over the initial term of the lease. Where ASC 840-40-55 was applicable, we have recorded finance obligations with interest rates of 6.1% and 12.3% on our condensed consolidated financial statements related to two store leases as of February 2, 2019.

Future minimum annual payments required under existing finance obligations as of February 2, 2019 were as follows (in thousands):

Fiscal Year	Minimum Payments	Less: Interest	Principal Payments
2019	$580	$26	$554

NOTE 6 - STOCK-BASED COMPENSATION

Stock-based compensation expense by type of grant for each period presented was as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Non-vested stock	$515	$1,079	$1,296	$2,266
Restricted stock units	68	259	246	751
Stock-settled performance share units	121	412	289	783
Cash-settled performance share units	(51)	96	28	150
Total stock-based compensation expense	653	1,846	1,859	3,950
Related tax benefit	—	—	—	—
Stock-based compensation expense, net of tax	$653	$1,846	$1,859	$3,950

As of August 3, 2019, we have estimated unrecognized compensation cost of $5.5 million related to stock-based compensation awards granted, which is expected to be recognized over a weighted average period of 2.3 years.

Non-vested Stock

We grant shares of non-vested stock to our employees and non-employee directors. Shares of non-vested stock awarded to employees vest 25% annually over a period of four years from the grant date. Shares of non-vested stock awarded to non-employee directors cliff vest after one year. At the end of the vesting period, shares of non-vested stock convert one-for-one to common stock. Certain non-vested stock awards have shareholder rights, including the right to vote and to receive dividends. The fair value of non-vested stock awards with dividend rights is based on the closing share price of our common stock on the grant date. The fair value of non-vested stock awards that do not have dividend rights is discounted for the present value of expected dividends during the vesting period. Compensation expense is recognized ratably over the vesting period.

The following table summarizes non-vested stock activity for the six months ended August 3, 2019:

Non-vested Stock	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at February 2, 2019	1,379,616	$4.43
Granted	954,670	0.96
Vested	(630,901)	5.40
Forfeited	(39,664)	6.89
Outstanding at August 3, 2019	1,663,721	2.01

The weighted-average grant date fair value for non-vested stock granted during the six months ended August 3, 2019 and August 4, 2018 was $0.96 and $2.41, respectively. The aggregate intrinsic value of non-vested stock that vested during the six months ended August 3, 2019 and August 4, 2018, was $0.4 million and $1.6 million, respectively. The payment of employees’ tax liabilities for a portion of the vested shares was satisfied by withholding shares with a fair value equal to the tax liabilities. As a result, the actual number of shares issued during the six months ended August 3, 2019 was 582,980.

Restricted Stock Units (“RSUs”)

We grant RSUs to our employees, which vest 25% annually over a period of four years from the grant date.  Each vested RSU is settled in cash in an amount equal to the fair market value of one share of our common stock on the vesting date, not to exceed five times the per share fair market value of our common stock on the grant date. Unvested RSUs have the right to receive a dividend equivalent payment equal to cash dividends paid on our common stock. RSUs are accounted for as a liability in accordance with accounting guidance for cash settled stock awards. The liability for RSUs is remeasured based on the closing share price of our common stock at each reporting period until the award vests. Compensation expense is recognized ratably over the vesting period and adjusted with changes in the fair value of the liability.

The following table summarizes RSU activity for the six months ended August 3, 2019:

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at February 2, 2019	1,740,314	$2.16
Granted	1,615,000	0.98
Vested	(482,814)	2.17
Forfeited	(562,500)	1.61
Outstanding at August 3, 2019	2,310,000	1.47

Stock-settled Performance Share Units (“Stock-settled PSUs”)

We grant stock-settled PSUs as a means of rewarding management for our long-term performance based on total shareholder return relative to a specific group of companies over a performance cycle of three years. These awards cliff vest following a performance cycle of three years, and if earned, are settled in shares of our common stock, unless otherwise determined by our Board of Directors (“Board”), or its Compensation Committee. The actual number of shares of our common stock that may be earned ranges from zero to a maximum of twice the number of target units awarded to the recipient. Grant recipients do not have any shareholder rights on unvested or unearned stock-settled PSUs. The fair value of these PSUs is estimated using a Monte Carlo simulation, based on the expected term of the award, a risk-free rate, expected dividends, expected volatility, and share price of our common stock and the specified peer group. The expected term is estimated based on the vesting period of the awards, the risk-free rate is based on the yield on U.S. Treasury securities matching the vesting period, and the volatility is based on the historical volatility over the expected term. Compensation expense is recognized ratably over the corresponding vesting period for stock-settled PSUs.

The following table summarizes stock-settled PSU activity for the six months ended August 3, 2019:

Period Granted	Target PSUs Outstanding at February 2, 2019	Target PSUs Granted	Target PSUs Forfeited	Target PSUs Outstanding at August 3, 2019	Weighted Average Grant Date Fair Value per Target PSU
2017	470,000	—	(50,000)	420,000	$1.80
2018	280,000	—	—	280,000	3.05
2019	—	375,000	—	375,000	1.39
Total	750,000	375,000	(50,000)	1,075,000	1.98

The weighted-average grant date fair value for stock-settled PSUs granted during the six months ended August 3, 2019 and August 4, 2018 was $1.39 and $3.05, respectively. No stock-settled PSUs vested during the six months ended August 3, 2019 and August 4, 2018.

Cash-settled Performance Share Units (“Cash-settled PSUs”)

We grant cash-settled PSUs as a means of rewarding management for our long-term performance based on total shareholder return relative to a specific group of companies over a performance cycle of three years. These awards cliff vest following a performance cycle of three years, and if earned, are settled in cash. The amount of settlement ranges from zero to a maximum of twice the number of target units awarded multiplied by the fair market value of one share of our common stock on the vesting date. Grant recipients do not have any shareholder rights on unvested or unearned cash-settled PSUs. Cash-settled PSUs are accounted for as a liability in accordance with accounting guidance for cash settled stock awards. The liability for cash-settled PSUs is remeasured based on their fair value at each reporting period until the award vests, which is estimated using a Monte Carlo simulation. Assumptions used in the valuation include the expected term of the award, a risk-free rate, expected dividends, expected volatility, and share price of our common stock and the specified peer group. The expected term is estimated based on the vesting period of the awards, the risk-free rate is based on the yield on U.S. Treasury securities matching the vesting period, and the volatility is based on the historical volatility over the expected term. Compensation expense is recognized ratably over the corresponding vesting period and adjusted with changes in the fair value of the liability.

The following table summarizes cash-settled PSU activity six months ended August 3, 2019:

Period Granted	Target PSUs Outstanding at February 2, 2019	Target PSUs Granted	Target PSUs Forfeited	Target PSUs Outstanding at August 3, 2019	Weighted Average Grant Date Fair Value per Target PSU
2018	300,000	—	(50,000)	250,000	$3.05
2019	—	530,000	(50,000)	480,000	$1.39
Total	300,000	530,000	(100,000)	730,000	$1.96

NOTE 7 - PENSION PLAN

We sponsor a frozen defined benefit pension plan. The components of net periodic pension cost, which were recognized in selling, general and administrative expenses, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Employer service cost	$135	$133	$270	$256
Interest cost on pension benefit obligation	317	317	644	675
Expected return on plan assets	(359)	(456)	(727)	(870)
Amortization of net loss	202	155	372	354
Net periodic pension cost	$295	$149	$559	$415

Our funding policy is to make contributions to maintain the minimum funding requirements for our pension obligations in accordance with the Employee Retirement Income Security Act. We may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover the short-term liquidity needs of the plan in order to maintain current invested positions. We contributed $0.5 million during the six months ended August 3, 2019, and we expect to contribute an additional $0.8 million in 2019.

NOTE 8 - EARNINGS PER SHARE

For the three and six months ended August 3, 2019 and August 4, 2018, respectively, participating securities had no impact on loss per common share and there were no anti-dilutive securities.

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

For purposes of the following discussion, all references to the “second quarter 2019” and the “second quarter 2018” are for the 13-week fiscal periods ended August 3, 2019 and August 4, 2018, respectively, and all references to the “year-to-date 2019” and the “year-to-date 2018” are for the 26-week fiscal periods ended August 3, 2019 and August 4, 2018, respectively

The financial information, discussion and analysis that follow should be read in conjunction with our consolidated financial statements and the related notes included in this Form 10-Q as well as the financial and other information included in the Form 10-K.

Our Business

We are a retailer of trend-right, moderately priced, name-brand apparel, accessories, cosmetics, footwear and home goods. As of August 3, 2019, we operated in 42 states through 645 specialty department stores under the BEALLS, GOODY’S, PALAIS ROYAL, PEEBLES and STAGE nameplates and 141 GORDMANS off-price stores. We also operate an e-commerce website. Our department stores are predominantly located in small towns and rural communities. Our off-price stores are predominantly located in smaller and mid-sized markets in the Midwest.

Second Quarter 2019 Financial Overview

Select financial results for the second quarter 2019 were as follows (comparisons are to the second quarter 2018):

•	Net sales decreased $1.4 million, or 0.4%.

•	Comparable sales increased 1.8%. Comparable sales consist of store sales after a store has been in operation for 14 full months, including stores converted to off-price stores, and e-commerce sales.

•	Net loss was $23.9 million compared to $16.9 million.

•	Loss per common share was $0.83, compared to a loss per common share of $0.60.

•	Adjusted EBITDA was $(0.1) million compared to adjusted EBITDA of $2.0 million (see the reconciliation of non-GAAP financial measures on page 25).

2019 Outlook and Strategy

For 2019, we are focused on growing our off-price stores, emphasizing trending merchandise to drive sales, and exiting underperforming department stores. Our off-price store conversions and expansion of the home category within our department stores during the current year contributed to the 1.8% increase in comparable sales for the second quarter 2019. We expect these initiatives, along with additional off-price store conversions scheduled for the second half of the year, to generate positive comparable sales for 2019.

Store counts at the end of the second quarter 2019 and second quarter 2018 were as follows:

	August 3, 2019	August 4, 2018
Department stores	645	764
Off-price stores	141	59
Total stores	786	823

Our 2019 and long-term strategic objectives are to:

•
Broaden our presence in the off-price sector with the conversion of approximately 89 department stores to off-price in 2019, and another 250 stores in the first half of 2020. Following the 2020 conversions, we will have more than 400 off-price stores, representing approximately 60% of our total sales volume in 2020. During the year-to-date 2019, we completed 72 store conversions and opened one new off-price store.

•
Close between 55 to 60 underperforming department stores in 2019. During the year-to-date 2019, we permanently closed 11 department stores. The majority of the remaining closures are planned for the fourth quarter 2019.

•
Expand the home department in our department stores to drive sales in this trending category. During the first quarter 2019, we relocated the home department to the store front and added new high capacity home fixtures in the majority of our department stores. This, along with expanded merchandise assortments, drove home department sales up by more than 100% in our department stores for the year-to-date 2019. We expect home department sales as a percent of total sales to increase in penetration throughout the year with the greatest benefit to sales during the fourth quarter holiday gift period.

•
Promote brand recognition of our nameplates through our private label credit card and loyalty program, which guests can use across all our stores and online. In March 2019, we rebranded our Gordmans loyalty program and integrated it with our existing department store multi-tender loyalty program, Style Circle Rewards®. In July 2019, we reissued our existing credit cards as a combined off-price and department store branded credit card to more than 2 million cardholders.

•	Optimize our supply chain through capital investments and by engaging outside expertise to mitigate higher supply chain costs and prepare us for future off-price store growth.

Non-GAAP Financial Measures

The following table presents earnings (loss) before interest, taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA, non-GAAP financial measures. We believe the presentation of these supplemental non-GAAP financial measures helps facilitate comparisons of our operating performance across periods. In addition, management uses these non-GAAP financial measures to assess the results of our operations. Non-GAAP financial information should not be considered in isolation or viewed as a substitute for net income, cash flow from operations, diluted earnings per common share or other measures of performance as defined by GAAP.  Moreover, the inclusion of non-GAAP financial information as used herein is not necessarily comparable to other similarly titled measures of other companies due to the potential inconsistencies in the method of presentation and items considered. The following table sets forth the supplemental financial information and the reconciliation of the non-GAAP financial measures to the most directly comparable GAAP measure (in thousands):

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net loss (GAAP)	$(23,934)	$(16,922)	$(71,424)	$(48,600)
Interest expense	4,123	2,650	8,117	4,903
Income tax expense	150	150	300	300
Depreciation and amortization	14,528	14,997	29,872	30,147
EBITDA (non-GAAP)	(5,133)	875	(33,135)	(13,250)
Impairment of long-lived assets	1,096	1,070	1,615	1,070
Severance	1,467	72	2,503	119
Pre-opening expenses	1,295	—	2,897	—
Store closing services	1,178	—	1,178	—
Adjusted EBITDA (non-GAAP)	$(97)	$2,017	$(24,942)	$(12,061)

Results of Operations

Second Quarter 2019 compared to Second Quarter 2018 and Year-to-Date 2019 compared to Year-to-Date 2018 (amounts in thousands, except percentages):

Net Sales

	Three Months Ended			Six Months Ended
	August 3, 2019	August 4, 2018	Change	August 3, 2019	August 4, 2018	Change
Net sales	$367,865	$369,294	$(1,429)	$695,586	$713,523	$(17,937)
Sales percent change:
Total net sales			(0.4)%			(2.5)%
Comparable sales			1.8%			(0.6)%

Net sales for the second quarter 2019 decreased compared to the second quarter 2018 primarily due to store closures, partially offset by an increase in comparable sales. Our off-price store conversions and strong performance of our home category contributed to the comparable sales increase. The increase in comparable sales reflects increases in transaction count and units per transaction, partially offset by a decrease in average unit retail.
Net sales for the year-to-date 2019 decreased compared to the year-to-date 2018 primarily due to store closures and a decrease in comparable sales. Sales for the year-to-date 2019 were negatively impacted by disruptions from temporary store closures associated with the off-price store conversions and the installation of high capacity home fixtures in our department stores during the first quarter. However, sales benefited from the strong performance of our converted off-price stores and home category later in the period as a result of these initiatives.

Credit Income

	Three Months Ended			Six Months Ended
	August 3, 2019	August 4, 2018	Change	August 3, 2019	August 4, 2018	Change
Credit Income	$13,988	$14,305	$(317)	$27,096	$29,819	$(2,723)
As a percent of net sales	3.8%	3.9%	(0.1)%	3.9%	4.2%	(0.3)%

The decrease in credit income for the year-to-date 2019 compared to the year-to-date 2018 is primarily due to the off-price store conversions. Off-price store credit sales are generally underpenetrated as compared to department stores. However, we expect off-price credit sales as a percentage of total off-price sales to continue to grow in 2019 as compared to 2018. For the year-to-date 2019 compared to the year-to-date 2018, the credit sales penetration rate in our off-price stores increased by 240 basis points.

Cost of Sales and Gross Margin

	Three Months Ended			Six Months Ended
	August 3, 2019	August 4, 2018	Change	August 3, 2019	August 4, 2018	Change
Net sales	$367,865	$369,294	$(1,429)	$695,586	$713,523	$(17,937)
Cost of sales and related buying, occupancy and distribution expenses	295,204	286,807	8,397	572,803	568,548	4,255
Gross profit	$72,661	$82,487	$(9,826)	$122,783	$144,975	$(22,192)
As a percent of net sales	19.8%	22.3%	(2.5)%	17.7%	20.3%	(2.6)%

The decrease in gross profit rate for the second quarter 2019 compared to the second quarter 2018 and the year-to-date 2019 compared to the year-to-date 2018 is primarily due to increased supply chain costs associated with our off-price stores.

Selling, General and Administrative Expenses (“SG&A Expenses”)

	Three Months Ended			Six Months Ended
	August 3, 2019	August 4, 2018	Change	August 3, 2019	August 4, 2018	Change
SG&A Expenses	$106,310	$110,914	$(4,604)	$212,886	$218,191	$(5,305)
As a percent of net sales	28.9%	30.0%	(1.1)%	30.6%	30.6%	—%

The decrease in SG&A expenses for the second quarter 2019 compared to the second quarter 2018 is primarily due to lower marketing costs associated with operating our off-price stores and planned reductions in department store advertising. The decrease in SG&A expenses for the year-to-date 2019 compared to the year-to-date 2018 is primarily due to lower store expenses driven by a reduction in number of stores compared to year-to-date 2018, lower marketing costs associated with operating our off-price stores and planned reductions in department store advertising, partially offset by pre-opening expenses associated with conversion stores in the year-to-date 2019 and insurance casualty gains realized in the year-to-date 2018.

Interest Expense

	Three Months Ended			Six Months Ended
	August 3, 2019	August 4, 2018	Change	August 3, 2019	August 4, 2018	Change
Interest Expense	$4,123	$2,650	$1,473	$8,117	$4,903	$3,214
As a percent of net sales	1.1%	0.7%	0.4%	1.2%	0.7%	0.5%

Interest expense is comprised of interest on borrowings under the Credit Facility, related letters of credit and commitment fees, amortization of debt issuance costs and interest on finance obligations. The increase in interest expense is primarily due to an increase in average borrowings and higher interest rates under the Credit Facility for the second quarter 2019 compared to the second quarter 2018 and for the year-to-date 2019 compared to the year-to-date 2018. For the second quarter 2019, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the credit facility, including the term loan, were 4.7% and $320.7 million, respectively, as compared to 3.4% and $272.4 million for the second quarter 2018. For the year-to-date 2019, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the credit facility, including the term loan, were 4.7% and $309.9 million, respectively, as compared to 3.3% and $259.9 million for the year-to-date 2018.

Income Taxes

	Three Months Ended			Six Months Ended
	August 3, 2019	August 4, 2018	Change	August 3, 2019	August 4, 2018	Change
Income tax expense	$150	$150	$—	$300	$300	$—
Effective tax rate	(0.6)%	(0.9)%	0.3%	(0.4)%	(0.6)%	0.2%

The effective income tax rate for the second quarter and year-to-date 2019 and the second quarter and year-to-date 2018, was approximately 0%. A valuation allowance has been recognized for substantially all tax benefits generated by tax losses in each period due to the uncertainly of realization, which is dependent upon generation of future taxable income. We expect our effective income tax rate to be approximately 0% percent for 2019.

Loss Before Income Tax and Net Loss

	Three Months Ended			Six Months Ended
	August 3, 2019	August 4, 2018	Change	August 3, 2019	August 4, 2018	Change
Loss before income tax	$(23,784)	$(16,772)	$(7,012)	$(71,124)	$(48,300)	$(22,824)
Net loss	(23,934)	(16,922)	(7,012)	(71,424)	(48,600)	(22,824)

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

Liquidity and Capital Resources

Our liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows, (iii) trade credit terms from our vendors and their factors and (iv) the Credit Facility. The loss of key vendors, or material changes in support by our vendors or their factors, can have a material impact on our business and liquidity. To date, we have successfully managed our vendor relationships to maintain inventory purchases at planned levels on acceptable payment terms. However, if we fail to meet our performance objectives, we may experience a tightening of credit or payment terms from our vendors or their factors. Our primary cash requirements are for operational needs, including rent and salaries, inventory purchases, and capital investments in our stores, supply chain and information technology.

Our working capital fluctuates with seasonal variations which affect our borrowings and availability under the Credit Facility. Our availability under the Credit Facility is generally highest after the holiday selling season and is lowest just before this season as we build inventory levels. Based on our current expectations regarding our operating results, we believe that our sources of liquidity will be sufficient to cover working capital needs, planned capital expenditures and debt service requirements for at least the next 12 months.

 Key components of our cash flow are summarized below (in thousands):

	Six Months Ended
	August 3, 2019	August 4, 2018	Change
Net cash (used in) provided by:
Operating activities	$(41,652)	$(69,020)	$27,368
Investing activities	(17,932)	(11,020)	(6,912)
Financing activities	69,172	85,363	(16,191)

Operating Activities

During the year-to-date 2019, we used $41.7 million in cash from operating activities. Net loss, adjusted for non-cash expenses, used cash of approximately $3.4 million, including non-cash operating lease expense of $34.9 million. Changes in operating assets and liabilities used net cash of approximately $41.8 million, which included a $74.4 million increase in merchandise inventories, primarily due to the seasonal build of inventories and accelerated merchandise receipts in the second quarter 2019 to reduce peak period shipping costs, and a $37.6 million decrease in operating lease liabilities, partially offset by an $8.5 million decrease in other assets and a $61.8 million increase in accounts payable and other liabilities. Additionally, cash flows from operating activities included construction allowances from landlords of $3.6 million, which funded a portion of the capital expenditures in investing activities.

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

The year-over-year change primarily reflects a $51.9 million increase in cash flow from working capital, offset by a higher net loss of $22.8 million. The increase in cash flow from working capital was largely due to an $81.7 million favorable change in cash flows from accounts payable and other liabilities driven by accelerated merchandise receipts in the second quarter 2019 and paying down our elevated payables balance at the end of 2017 in 2018, partially offset by a $35.9 million unfavorable change in cash flows from inventories attributable to accelerated merchandise receipts in the second quarter 2019.

Investing Activities

Net cash used in investing activities increased $6.9 million to $17.9 million for the year-to-date 2019, compared to $11.0 million for the year-to-date 2018.

Capital expenditures were $18.6 million for the year-to-date 2019, compared to $12.8 million for the year-to-date 2018. The increase in capital expenditures reflect our investments in converting stores to off-price and adding high capacity home fixtures in our department stores. We received construction allowances from landlords of $3.6 million in the year-to-date 2019, which are included in cash flows from operating activities, and were used to fund a portion of the capital expenditures. These funds are recorded as a reduction from our operating lease assets on the balance sheet and are recognized as an offset to rent expense over the lease term commencing with the date the allowances are earned.

We estimate that capital expenditures in 2019, net of construction allowances to be received from landlords, will be approximately $30.0 million. The expenditures will principally be for investments in our stores, supply chain and technology.

Financing Activities

Net cash provided by financing activities decreased $16.2 million to $69.2 million for the year-to-date 2019, compared to $85.4 million for the year-to-date 2018, primarily due to lower net borrowings during the current year under the Credit Facility.

We use the Credit Facility to provide financing for working capital and general corporate purposes, as well as to finance capital expenditures and to support our letter of credit requirements. Borrowings are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Credit Facility agreement. The Credit Facility is secured by our inventory, cash, cash equivalents, and substantially all of our other assets. The daily interest rates are determined by a prime rate or LIBOR, plus an applicable margin, as set forth in the credit facility agreement. For the six months ended August 3, 2019, the weighted average interest rate on outstanding borrowings and the average daily borrowings on the credit facility, including the term loan, were 4.7% and $309.9 million, respectively, compared to 3.3% and $259.9 million for the year-to-date 2018.

Letters of credit issued under the credit facility support certain merchandise purchases and collateralize retained risks and deductibles under various insurance programs. At August 3, 2019, outstanding letters of credit totaled approximately $8.6 million. These letters of credit expire within 12 months of issuance and may be renewed.

The Credit Facility agreement contains a covenant requiring us to maintain excess availability at or above $35.0 million or 10% of the Adjusted Combined Loan Cap (as defined therein). The Credit Facility agreement also contains covenants which, among other things, restrict (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends to $30.0 million in a fiscal year, and (iii) the repurchase of common stock under certain circumstances. At August 3, 2019, we were in compliance with the debt covenants of the credit facility agreement and we expect to remain in compliance for the next 12 months. Excess availability under the credit facility at August 3, 2019 was $66.1 million.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in our internal control over financial reporting during the three months ended August 3, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

No response is required under Item 103 of Regulation S-K.

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, readers should carefully consider the factors discussed in Part I, Item 1A (Risk Factors) of the Form 10-K. There have not been any material changes from the risk factors as previously disclosed in the Form 10-K, except updates to the following risk factors:

Risks associated with our vendors from whom our products are sourced may have a material adverse effect on our business and financial condition. Our merchandise is sourced from a variety of domestic and international vendors. All our vendors must comply with applicable laws, including our required standards of conduct. Political or financial instability, trade restrictions, tariffs, currency exchange rates, transport capacity and costs and other factors relating to foreign trade, the ability to access suitable merchandise on acceptable terms and the financial viability of our vendors are beyond our control and may adversely impact our performance.

We are evaluating the expected impact of the current U.S. Administration’s recently imposed and planned tariffs on imports from China, including a potential continued escalation of retaliatory tariffs, as well as other recent changes in foreign trade policy on our supply chain, costs, sales and profitability. We are actively working through strategies to mitigate such impact, including reviewing sourcing options and working with our vendors and merchants. At this time, it is unknown how long U.S. tariffs on Chinese goods will remain in effect or whether additional tariffs will be imposed. While it is too early to predict how these changes in foreign trade policy and any recently enacted, proposed and future tariffs on products imported by us from China will affect our business, these changes could negatively impact our business and results of operations if they seriously disrupt the movement of products through our supply chain or increase their cost. In addition, while we may be able to shift our sourcing options, executing such a shift would be time consuming and would be difficult or impracticable for many products and may result in an increase in our merchandise costs. The adoption and expansion of trade restrictions, retaliatory tariffs, or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and/or the U.S. economy, which in turn could adversely impact our results of operations and business.

If we cannot meet the continued listing requirements of the New York Stock Exchange (“NYSE”), the NYSE may delist our common stock. On June 20, 2019, we received written notice from the NYSE that we are no longer in compliance with the NYSE continued listing standard set forth in Section 802.01C of the NYSE Listed Company Manual, which requires that the average closing price of our common stock be above $1.00 over 30 consecutive trading days.

To regain compliance with the minimum share price requirement, we have a six-month cure period, ending on December 20, 2019, subject to extension if we determine to remedy the non-compliance by taking action that will require shareholder approval. We can also demonstrate compliance at any time during the cure period, if on the last trading day of any calendar month during the cure period, our common stock has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. We notified the NYSE of our intent to cure the deficiency and return to compliance with the NYSE continued listing requirements by December 20, 2019 and if we determine that we will cure the non-compliance by taking action that will require shareholder approval, we will obtain shareholder approval by no later than our next annual meeting and will implement the action promptly thereafter.

Our common stock will continue to be listed and traded on the NYSE during the cure period, subject to continued compliance with the other listing requirements. However, our common stock trading symbol “SSI” will be assigned a “.BC” indicator by the NYSE to signify that the status of the stock is “below compliance” with the NYSE continued listing requirements. The “.BC” indicator will be removed when we regain compliance.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 7, 2011, our Board approved a stock repurchase program (“2011 Stock Repurchase Program”), which authorized us to repurchase up to $200.0 million of our outstanding common stock. The 2011 Stock Repurchase Program will expire when we have exhausted the authorization, unless terminated earlier by our Board. Through August 3, 2019, we repurchased approximately $141.6 million of our outstanding common shares under the 2011 Stock Repurchase Program. Also in March 2011, our Board authorized us to repurchase shares of our outstanding common stock equal to the amount of the proceeds and related tax benefits from the exercise of stock options, stock appreciation rights and other equity grants. Purchases of shares of our common stock may be made from time to time, either on the open market or through privately negotiated transactions and are financed by our existing cash, cash flow and other liquidity sources, as appropriate.

The table below sets forth information regarding our repurchases of common stock during the three months ended August 3, 2019:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)

May 5, 2019 to June 1, 2019	8,737	$1.07	—	$58,351,202

June 2, 2019 to July 6, 2019	11,663	0.83	—	$58,351,202

July 7, 2019 to August 3, 2019	12,554	0.76	—	$58,351,202

Total	32,954	$0.87	—

(a) Although we did not repurchase any of our common stock during the three months ended August 3, 2019 under the 2011 Stock Repurchase Program:

•
We reacquired 689 shares of common stock from certain employees to cover tax withholding obligations from the vesting of restricted stock at a weighted average acquisition price of $0.76 per common share; and

•
The trustee of the grantor trust established by us for the purpose of holding assets under our deferred compensation plan purchased an aggregate of 32,265 shares of our common stock in the open market at a weighted average price of $0.87 in connection with the option to invest in our stock under the deferred compensation plan and reinvestment of dividends paid on our common stock held in trust in the deferred compensation plan.

(b) Reflects the $200.0 million authorized under the 2011 Stock Purchase Program, less the $141.6 million repurchased as of August 3, 2019 using our existing cash, cash flow and other liquidity sources since March 2011.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

The following documents are the exhibits to this Form 10-Q. For convenient reference, each exhibit is listed according to the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description

10.1*	Severance Agreement and Waiver and General Release of Claims between Steven L. Hunter and Stage Stores, Inc. dated July 29, 2019.

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

STAGE STORES, INC.

Dated: September 12, 2019	/s/ Michael L. Glazer
Michael L. Glazer
President and Chief Executive Officer
(Principal Executive Officer)

Dated: September 12, 2019	/s/ Jason T. Curtis
Jason T. Curtis
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)