Form 10-Q
period 2019-11-02
STAGE STORES INC
filed 2019-12-12
CIK 6885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2019

or

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

As of December 4, 2019, there were 28,911,336 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Stage Stores, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(Unaudited)

	November 2, 2019	February 2, 2019	November 3, 2018
ASSETS
Cash and cash equivalents	$26,268	$15,830	$25,825
Merchandise inventories, net	581,495	424,555	602,283
Prepaid expenses and other current assets	43,754	52,518	47,181
Total current assets	651,517	492,903	675,289

Property, equipment and leasehold improvements, net of accumulated depreciation of $778,376, $733,366 and $736,014, respectively	181,716	224,803	229,942
Operating lease assets	319,036	—	—
Intangible assets	1,900	2,225	17,135
Other non-current assets, net	19,544	24,230	23,152
Total assets	$1,173,713	$744,161	$945,518

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$176,304	$106,825	$190,070
Current portion of debt obligations	5,000	4,812	3,555
Current portion of operating lease liabilities	75,709	—	—
Accrued expenses and other current liabilities	86,767	65,715	80,320
Total current liabilities	343,780	177,352	273,945

Long-term debt obligations	360,123	250,294	345,840
Long-term operating lease liabilities	275,604	—	—
Other long-term liabilities	30,703	61,990	62,809
Total liabilities	1,010,210	489,636	682,594

Commitments and contingencies

Common stock, par value $0.01, 100,000 shares authorized, 34,076, 33,469 and 33,458 shares issued, respectively	341	335	335
Additional paid-in capital	426,606	423,535	422,539
Treasury stock, at cost, 5,175 shares, respectively	(44,444)	(43,579)	(43,527)
Accumulated other comprehensive loss	(6,566)	(5,857)	(5,731)
Accumulated deficit	(212,434)	(119,909)	(110,692)
Total stockholders' equity	163,503	254,525	262,924
Total liabilities and stockholders' equity	$1,173,713	$744,161	$945,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net sales	$399,302	$347,100	$1,094,888	$1,060,623
Credit income	15,678	13,324	42,774	43,143
Total revenues	414,980	360,424	1,137,662	1,103,766
Cost of sales and related buying, occupancy and distribution expenses	315,494	278,665	888,297	847,213
Selling, general and administrative expenses	111,180	109,774	324,066	327,965
Interest expense	4,070	3,350	12,187	8,253
Loss before income tax	(15,764)	(31,365)	(86,888)	(79,665)
Income tax expense (benefit)	150	(12)	450	288
Net loss	$(15,914)	$(31,353)	$(87,338)	$(79,953)

Other comprehensive income (loss):
Amortization of employee benefit related costs, net of tax of $0, respectively	$186	$85	$558	$439
Pension settlement charges, net of tax of $0, respectively	270	411	270	411
Employee benefit related adjustment, net of tax of $0, respectively	(1,537)	(1,404)	(1,537)	(1,404)
Total other comprehensive loss	(1,081)	(908)	(709)	(554)
Comprehensive loss	$(16,995)	$(32,261)	$(88,047)	$(80,507)

Net loss per share:
Basic	$(0.55)	$(1.11)	$(3.04)	$(2.85)
Diluted	$(0.55)	$(1.11)	$(3.04)	$(2.85)

Weighted average shares outstanding:
Basic	28,886	28,261	28,706	28,059
Diluted	28,886	28,261	28,706	28,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended
	November 2, 2019	November 3, 2018
Cash flows from operating activities:
Net loss	$(87,338)	$(79,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of long-lived assets	45,144	44,135
Impairment of long-lived assets	11,295	1,070
Gain on retirements of property, equipment and leasehold improvements	(302)	(505)
Non-cash operating lease expense	52,617	—
Stock-based compensation expense	2,276	3,854
Dividends charged to compensation expense	21	—
Amortization of debt issuance costs	512	248
Deferred compensation obligation	865	229
Amortization of employee benefit related costs and pension settlement charges	828	850
Construction allowances from landlords	4,833	757
Other changes in operating assets and liabilities:
Increase in merchandise inventories	(156,940)	(163,906)
Decrease in other assets	15,111	4,910
Decrease in operating lease liabilities	(56,234)	—
Increase in accounts payable and other liabilities	90,402	51,394
Net cash used in operating activities	(76,910)	(136,917)

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(25,145)	(21,793)
Proceeds from insurance and disposal of assets	2,887	2,349
Net cash used in investing activities	(22,258)	(19,444)

Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	419,397	481,384
Payments of revolving credit facility borrowings	(305,818)	(338,100)
Proceeds from long-term debt obligation	—	25,000
Payments of long-term debt obligations	(3,008)	(2,224)
Payments of debt issuance costs	(36)	(358)
Payments for stock related compensation	(929)	(424)
Cash dividends paid	—	(4,342)
Net cash provided by financing activities	109,606	160,936
Net increase in cash and cash equivalents	10,438	4,575

Cash and cash equivalents:
Beginning of period	15,830	21,250
End of period	$26,268	$25,825

Supplemental disclosures including non-cash investing and financing activities:
Interest paid	$11,652	$8,097
Income taxes paid (refunded)	$417	$(11)
Unpaid liabilities for capital expenditures	$3,255	$3,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares	Amount		Shares	Amount			Total
Balance at August 3, 2019	34,052	$341	$425,033	(5,175)	$(43,546)	$(5,485)	$(196,520)	$179,823
Net loss	—	—	—	—	—	—	(15,914)	(15,914)
Other comprehensive loss	—	—	—	—	—	(1,081)	—	(1,081)
Deferred compensation	—	—	898	—	(898)	—	—	—
Issuance of equity awards, net	24	—	—	—	—	—	—	—
Tax withholdings paid for net settlement of stock awards	—	—	(16)	—	—	—	—	(16)
Stock-based compensation expense	—	—	691	—	—	—	—	691
Balance at November 2, 2019	34,076	$341	$426,606	(5,175)	$(44,444)	$(6,566)	$(212,434)	$163,503

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares	Amount		Shares	Amount			Total
Balance at August 4, 2018	33,418	$334	$421,621	(5,175)	$(43,388)	$(4,823)	$(77,909)	$295,835
Net loss	—	—	—	—	—	—	(31,353)	(31,353)
Other comprehensive loss	—	—	—	—	—	(908)	—	(908)
Dividends on common stock, $0.05 per share	—	—	—	—	—	—	(1,430)	(1,430)
Deferred compensation	—	—	139	—	(139)	—	—	—
Issuance of equity awards, net	40	1	(1)	—	—	—	—	—
Tax withholdings paid for net settlement of stock awards	—	—	(25)	—	—	—	—	(25)
Stock-based compensation expense	—	—	805	—	—	—	—	805
Balance at November 3, 2018	33,458	$335	$422,539	(5,175)	$(43,527)	$(5,731)	$(110,692)	$262,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stage Stores, Inc.
Condensed Consolidated Statements of Stockholders’ Equity - continued
(in thousands, except per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares	Amount		Shares	Amount			Total
Balance at February 2, 2019	33,469	$335	$423,535	(5,175)	$(43,579)	$(5,857)	$(119,909)	$254,525
Cumulative-effect adjustment (a)	—	—	—	—	—	—	(5,208)	(5,208)
Net loss	—	—	—	—	—	—	(87,338)	(87,338)
Other comprehensive loss	—	—	—	—	—	(709)	—	(709)
Deferred compensation	—	—	865	—	(865)	—	—	—
Issuance of equity awards, net	607	6	(6)	—	—	—	—	—
Tax withholdings paid for net settlement of stock awards	—	—	(64)	—	—	—	—	(64)
Stock-based compensation expense	—	—	2,276	—	—	—	—	2,276
Dividends on forfeited stock awards charged to compensation expense	—	—	—	—	—	—	21	21
Balance at November 2, 2019	34,076	$341	$426,606	(5,175)	$(44,444)	$(6,566)	$(212,434)	$163,503

(a) Related to the adoption of the new lease accounting standard. See Note 1 for further disclosures regarding the adoption impact.

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares	Amount		Shares	Amount			Total
Balance at February 3, 2018	32,806	$328	$418,658	(5,175)	$(43,298)	$(5,177)	$(26,397)	$344,114
Net loss	—	—	—	—	—	—	(79,953)	(79,953)
Other comprehensive loss	—	—	—	—	—	(554)	—	(554)
Dividends on common stock, $0.15 per share	—	—	—	—	—	—	(4,342)	(4,342)
Deferred compensation	—	—	229	—	(229)	—	—	—
Issuance of equity awards, net	652	7	(7)	—	—	—	—	—
Tax withholdings paid for net settlement of stock awards	—	—	(195)	—	—	—	—	(195)
Stock-based compensation expense	—	—	3,854	—	—	—	—	3,854
Balance at November 3, 2018	33,458	$335	$422,539	(5,175)	$(43,527)	$(5,731)	$(110,692)	$262,924

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

We are a retailer of trend-right, moderately priced, name-brand apparel, accessories, cosmetics, footwear and home goods. As of November 2, 2019, we operated in 42 states through 617 BEALLS, GOODY’S, PALAIS ROYAL, PEEBLES and STAGE department stores and 158 GORDMANS off-price stores, as well as an e-commerce website (www.stage.com). Our department stores are predominantly located in small towns and rural communities. Our off-price stores are predominantly located in smaller and mid-sized markets in the Midwest. In September 2019, we announced our plan to convert substantially all of our department stores to off-price beginning in February 2020. By the end of the third quarter of fiscal year 2020, we expect to be operating approximately 700 predominantly small-market, Gordmans stores, offering off-price values and broad assortments of name-brand merchandise in a fun, scarcity driven, treasure hunt experience.

References to a particular year are to our fiscal year, which is the 52- or 53-week period ending on the Saturday closest to January 31st of the following calendar year.  For example, a reference to “2019” is a reference to the fiscal year ending February 1, 2020, and “2018” is a reference to the fiscal year ended February 2, 2019. Fiscal years 2019 and 2018 are comprised of 52 weeks. References to the “three months ended November 2, 2019” and “three months ended November 3, 2018” are for the respective 13-week fiscal quarters. References to quarters relate to our fiscal quarters. References to the “nine months ended November 2, 2019” and “nine months ended November 3, 2018” are for the respective 39-week fiscal periods.

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

The adoption of the standard resulted in the recognition of operating lease assets and liabilities of $344.2 million and $375.8 million, respectively, as of February 3, 2019. Included in the measurement of the operating lease assets and liabilities is the reclassification of balances historically recorded as deferred rent and deferred rent tenant allowances. We also recognized a cumulative effect charge of $5.2 million, net of tax, to the opening accumulated deficit balance. This adjustment reflects $5.8 million in depreciation of leasehold improvements associated with conforming the asset useful life to the remaining lease life as of the transition date. It also reflects $0.6 million associated with the derecognition of lease obligations that had been classified as finance obligations under the former failed sale-leaseback guidance applied to build-to-suit arrangements. Under the new standard, these leases are classified as operating leases. The adoption of the standard did not have a material impact on our results of operations or cash flows. In addition, our bank covenants under our Credit Facility were not affected by the adoption of the standard. See Note 6 for further disclosures regarding leases.

Recent Accounting Pronouncements Not Yet Adopted.    In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The new standard will be effective for us in the first quarter of fiscal 2020, with early adoption permitted. The provisions of ASU 2018-13 applicable to us should be applied prospectively. We expect ASU 2018-13 to impact our disclosures by eliminating the disclosure of valuation processes for Level 3 fair value measurements, and adding disclosure of quantitative information, such as the range and weighted average, of significant unobservable inputs used to develop Level 3 fair value measurements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force), which aligns the requirements for capitalizing implementation costs in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance also requires disclosure of the nature of hosting arrangements that are service contracts. The new standard will be effective for us in the first quarter of fiscal 2020, with early adoption permitted. Upon adoption, we plan to apply the provisions of ASU 2018-15 prospectively. We expect the adoption to result in the recognition of prepaid expenses or other non-current assets that will be expensed over the contract term, whereas prior to adoption, these costs are recognized as long-lived assets and depreciated over the assets’ useful life. We do not expect the adoption to have a material impact on our financial condition, results of operations or cash flows.

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

Level 3 –	Inputs that are both unobservable and significant to the overall fair value measurement reflect our estimates of assumptions that market participants would use in pricing the asset or liability.

Financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	November 2, 2019
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (a)(b)	$15,058	$15,058	$—	$—

	February 2, 2019
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (a)(b)	$19,536	$19,536	$—	$—

	November 3, 2018
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Securities held in grantor trust for deferred compensation plans (a)(b)	$18,969	$18,969	$—	$—

(a) The liability for the amount due to participants corresponding in value to the securities held in the grantor trust is recorded in other long-term liabilities.
(b) Using the market approach, the fair values of these securities represent quoted market prices multiplied by the quantities held. Net gains and losses related to the changes in fair value in the assets and liabilities under the various deferred compensation plans are recorded in selling, general and administrative expenses and were nil for the year-to-date November 2, 2019 and November 3, 2018, and for the fiscal year ended February 2, 2019.

Non-financial assets measured at fair value on a nonrecurring basis were as follows (in thousands):

	November 2, 2019
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Store property, equipment and leasehold improvements (a)	$928	$—	$—	$928
Operating lease assets (a)	5,419	—	—	5,419
Total assets	$6,347	$—	$—	$6,347

	February 2, 2019
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Store property, equipment and leasehold improvements (a)	$1,583	$—	$—	$1,583

	November 3, 2018
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Store property, equipment and leasehold improvements (a)	$1,106	$—	$—	$1,106

(a) Using an undiscounted cash flow model, we evaluate the cash flow trends of our stores at least annually and when events or changes in circumstances, such as a store closure, indicate that the asset group may not be fully recoverable. When a store’s projected undiscounted cash flows indicate its asset carrying value may not be recoverable, we use a discounted cash flow model to estimate the fair value of the underlying asset group. An impairment write-down is recorded if the carrying value of an asset exceeds its fair value. Key assumptions in estimating future cash flows include, among other things, expected future operating performance, including expected closure date and lease term, and changes in economic conditions. We believe estimated future cash flows are sufficient to support the carrying value of our right-of-use operating lease and long-lived assets. Significant changes in the key assumptions used in our cash flow projections may result in additional asset impairments. For the year-to-date November 2, 2019 and November 3, 2018 and during fiscal year 2018, we recognized impairment charges of $2.1 million, $1.1 million, and $2.8 million, respectively. Impairment charges related to store property, equipment and leasehold improvements were recorded in cost of sales and related buying, occupancy and distribution expenses.

Due to the short-term nature of cash and cash equivalents, payables and short-term debt obligations, the carrying value approximates the fair value of these instruments. In addition, we believe that the credit facility obligation approximates its fair value because interest rates are adjusted daily based on current market rates.

NOTE 3 - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

The components of property, equipment and leasehold improvements were as follows (in thousands):

	November 2, 2019	February 2, 2019	November 3, 2018
Land	$540	$1,544	$1,544
Buildings and improvements	10,393	12,969	12,969
Fixtures and equipment	535,923	530,385	540,371
Leasehold improvements	413,236	413,271	411,072
Property, equipment and leasehold improvements	960,092	958,169	965,956
Less: Accumulated depreciation	778,376	733,366	736,014
Property, equipment and leasehold improvements, net	$181,716	$224,803	$229,942

Depreciation expense and impairment charges were as follows for each period presented (in thousands):

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Depreciation and amortization	$15,272	$13,988	$45,144	$44,135
Store impairment (a)	1,466	—	2,116	1,070
E-commerce impairment (b)	7,889	—	7,889	—
Intangible asset impairment (c)	325	—	325	—
Airplane impairment (d)	—	—	965	—
Total depreciation, amortization and impairment	$24,952	$13,988	$56,439	$45,205

Depreciation, amortization and impairment in cost of sales and related buying, occupancy and distribution expenses	$16,070	$11,241	$39,767	$35,617
Depreciation, amortization and impairment in selling, general and administrative expenses	8,882	2,747	16,672	9,588
Total depreciation, amortization and impairment	$24,952	$13,988	$56,439	$45,205

(a) See Note 2 for further disclosures regarding store impairment charges.

(b) We plan to discontinue e-commerce order fulfillment from our distribution centers and stores after the 2019 holiday shopping season to focus on off-price stores. Accordingly, we fully impaired property and equipment associated with these operations because we do not expect to recover any of the carrying value of these assets. E-commerce operations will subsequently be restricted to drop-ship order fulfillment. Of these impairment charges, $2.4 million were recorded in cost of sales and related buying, occupancy and distribution expenses, and $5.5 million were recorded in selling, general and administrative expenses.

(c) Represents full impairment of the Stage.com domain name associated with the planned discontinuance of e-commerce order fulfillment from our distribution centers and stores after the 2019 holiday shopping season. Impairment charges related to the Stage.com domain name were recorded in selling, general and administrative expenses.

(d) Represents partial impairment of an airplane based on a third-party valuation obtained in connection with its sale. Impairment charges related to the airplane were recorded in selling, general and administrative expenses. We sold the airplane in the third quarter 2019 and recognized a loss of $0.4 million on the sale for the three and nine months ended November 2, 2019. The loss on sale of the airplane was recorded in selling, general and administrative expenses.

As of November 2, 2019, we had land and buildings with a carrying value of $1.2 million classified as assets held-for-sale in connection with sale and leaseback arrangements for four stores, which were completed in the fourth quarter 2019. Assets held-for-sale were recorded in prepaid expenses and other current assets.

NOTE 4 - DEBT OBLIGATIONS

Debt obligations for each period presented consisted of the following (in thousands):

	November 2, 2019	February 2, 2019	November 3, 2018
Revolving loan	$317,623	$204,044	$322,572
Term loan	47,500	50,000	25,000
Finance obligations	—	554	812
Other financing	—	508	1,011
Total debt obligations	365,123	255,106	349,395
Less: Current portion of debt obligations	5,000	4,812	3,555
Long-term debt obligations	$360,123	$250,294	$345,840

We have total availability of $447.5 million with a seasonal increase to $472.5 million under our senior secured revolving credit facility agreement including a revolving loan (“Revolving Loan”) and term loans (“Term Loan”), jointly referred to as the “Credit Facility”. Additionally, we have a $25.0 million letter of credit sublimit. The Term Loan is payable in quarterly installments of $1.3 million that began on June 15, 2019, with the remaining balance due upon maturity. The Credit Facility matures on December 16, 2021.

We use the Credit Facility to provide financing for working capital and general corporate purposes, as well as to finance capital expenditures and to support our letter of credit requirements. Borrowings under the Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Credit Facility agreement. The Credit Facility is secured by our inventory, cash, cash equivalents, and substantially all of our other assets. The daily interest rates are determined by a prime rate or LIBOR, plus an applicable margin, as set forth in the Credit Facility agreement. For the nine months ended November 2, 2019, the weighted average interest rate on outstanding borrowings and the average daily borrowings on the Credit Facility, were 4.6% and $320.9 million, respectively.

Letters of credit issued under the Credit Facility support certain merchandise purchases and collateralize retained risks and deductibles under various insurance programs. At November 2, 2019, outstanding letters of credit totaled approximately $6.5 million. These letters of credit expire within 12 months of issuance and may be renewed.

The Credit Facility agreement contains a covenant requiring us to maintain excess availability at or above $35.0 million or 10% of the Adjusted Combined Loan Cap (as defined therein). The Credit Facility agreement also contains covenants which, among other things, restrict (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends to $30.0 million in a fiscal year, and (iii) the repurchase of common stock under certain circumstances. At November 2, 2019, we were in compliance with the debt covenants of the Credit Facility agreement and we expect to remain in compliance. Excess availability under the Credit Facility at November 2, 2019 was $100.7 million.

We derecognized finance obligations of $0.6 million upon adoption of ASC Topic 842, Leases, on February 3, 2019. See Note 1 for further disclosures regarding the adoption impact.

NOTE 5 - REVENUE

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

The following table presents the composition of net sales by merchandise category (in thousands):

	Three Months Ended
	November 2, 2019			November 3, 2018
Merchandise Category	Department Stores	Off-price Stores	Total Company	Department Stores	Off-price Stores	Total Company
Women’s	$100,929	$27,834	$128,763	$94,732	$19,934	$114,666
Men’s	48,849	13,287	62,136	43,954	11,230	55,184
Children's	34,779	13,130	47,909	29,682	10,635	40,317
Apparel	184,557	54,251	238,808	168,368	41,799	210,167

Footwear	40,650	6,096	46,746	44,400	4,594	48,994
Accessories	18,830	4,281	23,111	17,823	4,863	22,686
Cosmetics/Fragrances	24,071	3,051	27,122	27,822	2,620	30,442
Home/Gifts	34,663	23,955	58,618	15,972	17,918	33,890
Other	4,242	717	4,959	693	156	849
Non-apparel	122,456	38,100	160,556	106,710	30,151	136,861

Revenue adjustments not allocated (a)	(6)	(56)	(62)	183	(111)	72

Net sales	$307,007	$92,295	$399,302	$275,261	$71,839	$347,100

(a) Includes adjustments related to deferred revenue, estimated sales returns, breakage income, shipping and miscellaneous revenues, which are not allocated to merchandise categories.

	Nine Months Ended
	November 2, 2019			November 3, 2018
Merchandise Category	Department Stores	Off-price Stores	Total Company	Department Stores	Off-price Stores	Total Company
Women’s	$285,183	$73,649	$358,832	$315,428	$59,165	$374,593
Men’s	137,539	33,335	170,874	138,414	27,688	166,102
Children's	85,115	32,880	117,995	88,160	26,261	114,421
Apparel	507,837	139,864	647,701	542,002	113,114	655,116

Footwear	120,148	17,267	137,415	134,024	13,918	147,942
Accessories	53,532	12,490	66,022	55,121	13,118	68,239
Cosmetics/Fragrances	79,128	8,720	87,848	90,295	7,530	97,825
Home/Gifts	80,528	64,516	145,044	35,766	51,740	87,506
Other	11,929	2,220	14,149	5,697	1,587	7,284
Non-apparel	345,265	105,213	450,478	320,903	87,893	408,796

Revenue adjustments not allocated (a)	(2,265)	(1,026)	(3,291)	(2,986)	(303)	(3,289)

Net sales	$850,837	$244,051	$1,094,888	$859,919	$200,704	$1,060,623

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

Contract Liabilities

Contract liabilities reflect our performance obligations related to gift cards, merchandise credits, loyalty program rewards and merchandise orders that have not been satisfied as of a given date, and therefore, revenue recognition has been deferred. Contract liabilities (recorded in accrued expenses and other current liabilities) for each period presented were as follows (in thousands):

	November 2, 2019	February 2, 2019	November 3, 2018
Gift cards and merchandise credits, net	$8,835	$12,433	$9,756
Loyalty program rewards, net	6,065	1,484	5,540
Merchandise fulfillment liability	657	488	1,180
Total contract liabilities	$15,557	$14,405	$16,476

The following table summarizes contract liability activity for each period presented (in thousands):

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Beginning balance	$15,765	$15,119	$14,405	$13,474
Net sales recognized during the period from amounts included in contract liability balances at the beginning of the period	(7,209)	(6,574)	(7,775)	(7,396)
Current period additions to contract liability balances included in contract liability balances at the end of the period	7,001	7,931	8,927	10,398
Ending balance	$15,557	$16,476	$15,557	$16,476

Credit Income

We earn credit income from our private label credit card (“PLCC”) through a profit-sharing arrangement with Comenity Bank, an affiliate of Alliance Data Systems Corporation. Comenity Bank owns the PLCC portfolio and manages the account activation, receivables funding, card authorization, card issuance, statement generation, remittance processing and guest service functions for our PLCC program. We perform certain duties, including electronic processing and transmitting of transaction records, and executing marketing promotions designed to increase card usage. We also accept payments in our stores from cardholders on behalf of Comenity Bank. We receive a monthly net portfolio yield payment from Comenity Bank, and we can potentially earn an annual bonus based upon the performance of the PLCC portfolio. The receivable for credit income, which is recorded in prepaid expenses and other current assets, was $4.5 million, $4.9 million and $4.0 million as of November 2, 2019, February 2, 2019 and November 3, 2018, respectively.

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

We recorded deferred revenue for certain upfront payments received from Comenity Bank associated with the execution of the PLCC agreement. The amounts recognized in credit income related to these upfront payments for each period presented were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Upfront payments recognized in credit income	$469	$438	$1,344	$1,313

As of November 2, 2019, deferred revenue of $6.5 million remained to be amortized.

NOTE 6 - LEASES

Our lease agreements include leases for our retail stores, distribution centers and corporate headquarters. As of November 2, 2019, all of our leases were classified as operating leases. Our store leases typically have an initial term of 10 years and often have two renewal options of five years each. The exercise of a lease renewal option is at our sole discretion. The lease term includes the initial contractual term as well as any options to extend the lease when it is reasonably certain that we will exercise that option. Our lease agreements do not contain any residual value guarantees or material restrictive covenants.

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
We sublease our former corporate office building and space in one of our distribution centers to third parties and recognize sublease income on a straight-line basis over the lease terms.

ASC 842 Disclosures

Lease cost includes both the fixed and variable expenses recorded for leases. The components of lease cost were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	November 2, 2019	November 2, 2019
Operating lease cost	$26,448	$78,905
Variable lease cost	9,676	29,117
Short-term lease cost	152	176
Sublease income	(553)	(1,290)
Total net lease cost	$35,723	$106,908

Net lease cost in cost of sales and related buying, occupancy and distribution expenses	$34,712	$103,588
Net lease cost in selling, general and administrative expenses	1,011	3,320
Total net lease cost	$35,723	$106,908

Cash and non-cash activities associated with our leases were as follows (in thousands):

Nine Months Ended
November 2, 2019
Cash paid for operating leases	$82,522
Cash received from sublease	1,271
Lease assets obtained in exchange for lease liabilities (a)	27,454

(a) Excludes operating lease assets of $344.2 million recognized on February 3, 2019 as a result of the adoption of ASU 2016-02, Leases (Topic 842). See Note 1 for further disclosures regarding the adoption impact.

The weighted average remaining lease term and weighted average discount rate associated with our leases as of November 2, 2019 were as follows:

Weighted average remaining lease term	5.3 years
Weighted average discount rate	10.1%

Maturities of operating leases as of November 2, 2019 were as follows (in thousands):

Fiscal Year	Operating Leases	Sublease
2019 (remainder of year)	$27,459	$(424)
2020	105,350	(1,739)
2021	90,889	(1,829)
2022	74,893	(1,829)
2023	54,382	(1,184)
2024	36,359	—
Thereafter	68,584	—
Total lease payments	457,916	$(7,005)
Less: Effects of discounting	106,603
Present value of lease liabilities	351,313
Less: Current portion of lease liabilities	75,709
Long-term lease liabilities	$275,604

As of November 2, 2019, we had an additional operating lease that has not yet commenced of $0.1 million. The lease will commence in 2020 and has a lease term of six years.

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

Future minimum annual payments required under existing finance obligations as of February 2, 2019 were as follows (in thousands):

Fiscal Year	Minimum Payments	Less: Interest	Principal Payments
2019	$580	$26	$554

NOTE 7 - STOCK-BASED COMPENSATION

Stock-based compensation expense by type of grant for each period presented was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Non-vested stock	$505	$887	$1,801	$3,153
Restricted stock units	807	196	1,053	947
Stock-settled performance share units	186	(82)	475	701
Cash-settled performance share units	913	11	941	161
Total stock-based compensation expense	2,411	1,012	4,270	4,962
Related tax benefit	—	—	—	—
Stock-based compensation expense, net of tax	$2,411	$1,012	$4,270	$4,962

As of November 2, 2019, we have estimated unrecognized compensation cost of $9.4 million related to stock-based compensation awards granted, which is expected to be recognized over a weighted average period of 2.4 years.

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

The following table summarizes non-vested stock activity for the nine months ended November 2, 2019:

Non-vested Stock	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at February 2, 2019	1,379,616	$4.43
Granted	1,004,670	0.94
Vested	(663,427)	5.40
Forfeited	(40,974)	6.87
Outstanding at November 2, 2019	1,679,885	1.90

The weighted average grant date fair value for non-vested stock granted during the nine months ended November 2, 2019 and November 3, 2018 was $0.94 and $2.41, respectively. The aggregate intrinsic value of non-vested stock that vested during the nine months ended November 2, 2019 and November 3, 2018, was $0.7 million and $1.3 million, respectively. The payment of employees’ tax liabilities for a portion of the vested shares was satisfied by withholding shares with a fair value equal to the tax liabilities. As a result, the actual number of shares issued during the nine months ended November 2, 2019 was 607,579.

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

The following table summarizes RSU activity for the nine months ended November 2, 2019:

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at February 2, 2019	1,740,314	$2.16
Granted	1,615,000	0.98
Vested	(492,814)	2.16
Forfeited	(613,125)	1.59
Outstanding at November 2, 2019	2,249,375	1.47

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

The following table summarizes stock-settled PSU activity for the nine months ended November 2, 2019:

Period Granted	Target PSUs Outstanding at February 2, 2019	Target PSUs Granted	Target PSUs Forfeited	Target PSUs Outstanding at November 2, 2019	Weighted Average Grant Date Fair Value per Target PSU
2017	470,000	—	(50,000)	420,000	$1.80
2018	280,000	—	—	280,000	3.05
2019	—	375,000	—	375,000	1.39
Total	750,000	375,000	(50,000)	1,075,000	1.98

The weighted average grant date fair value for stock-settled PSUs granted during the nine months ended November 2, 2019 and November 3, 2018 was $1.39 and $3.05, respectively. The aggregate intrinsic value of stock settled PSUs that vested during the nine months ended November 2, 2019 and November 3, 2018 was nil and $0.02 million, respectively. No stock-settled PSUs vested during the nine months ended November 2, 2019.

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

The following table summarizes cash-settled PSU activity nine months ended November 2, 2019:

Period Granted	Target PSUs Outstanding at February 2, 2019	Target PSUs Granted	Target PSUs Forfeited	Target PSUs Outstanding at November 2, 2019	Weighted Average Grant Date Fair Value per Target PSU
2018	300,000	—	(50,000)	250,000	$3.05
2019	—	530,000	(50,000)	480,000	$1.39
Total	300,000	530,000	(100,000)	730,000	$1.96

NOTE 8 - PENSION PLAN

We sponsor a frozen defined benefit pension plan. The components of net periodic pension cost, which were recognized in selling, general and administrative expenses, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Employer service cost	$135	$127	$405	$383
Interest cost on pension benefit obligation	321	338	965	1,013
Expected return on plan assets	(363)	(435)	(1,090)	(1,305)
Amortization of net loss	186	85	558	439
Settlement charges (a)	270	411	270	411
Net periodic pension cost	$549	$526	$1,108	$941

(a) Non-cash pension settlement charges were recognized as a result of lump sum distributions exceeding interest cost for the nine months ended November 2, 2019 and November 3, 2018, respectively.

Other changes in plan assets and benefit obligations recognized in other comprehensive loss were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Amortization of net loss	$(186)	$(85)	$(558)	$(439)
Settlement charges	(270)	(411)	(270)	(411)
Net loss	1,537	1,404	1,537	1,404
Net change recognized in other comprehensive loss, pre-tax	$1,081	$908	$709	$554

The actuarial net loss recognized in other comprehensive loss comprised of the following changes (in thousands):

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Loss (gain) from decrease (increase) in discount rate	$3,818	$(2,521)	$3,818	$(2,521)
(Gain) loss from investment return on plan assets	(1,803)	3,365	(1,803)	3,365
(Gain) loss due to updated demographic data and assumption changes (other than discount rate)	(478)	560	(478)	560
Net loss	$1,537	$1,404	$1,537	$1,404

Our funding policy is to make contributions to maintain the minimum funding requirements for our pension obligations in accordance with the Employee Retirement Income Security Act. We may elect to contribute additional amounts to maintain a level of funding to minimize the Pension Benefit Guaranty Corporation premium costs or to cover the short-term liquidity needs of the plan in order to maintain current invested positions. We contributed $1.0 million during the year-to-date November 2, 2019, and we expect to contribute an additional $0.3 million in 2019.

NOTE 9 - EARNINGS PER SHARE

The following tables show the computation of basic and diluted loss per common share for each period presented (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Basic:
Net loss	$(15,914)	$(31,353)	$(87,338)	$(79,953)
Distributed earnings allocated to participating securities	—	(18)	—	(149)
Net loss allocated to common shares	(15,914)	(31,371)	(87,338)	(80,102)

Basic weighted average shares outstanding	28,886	28,261	28,706	28,059
Basic loss per share	$(0.55)	$(1.11)	$(3.04)	$(2.85)

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Diluted:
Net loss	$(15,914)	$(31,353)	$(87,338)	$(79,953)
Distributed earnings allocated to participating securities	—	(18)	—	(149)
Net loss allocated to common shares	(15,914)	(31,371)	(87,338)	(80,102)

Basic weighted average shares outstanding	28,886	28,261	28,706	28,059
Dilutive effect of stock awards	—	—	—	—
Diluted weighted average shares outstanding	28,886	28,261	28,706	28,059
Diluted loss per share	$(0.55)	$(1.11)	$(3.04)	$(2.85)

The number of shares attributable to outstanding stock-based compensation awards that would have been considered dilutive securities, but were excluded from the calculation of diluted loss per common share because the effect was anti-dilutive were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Number of anti-dilutive shares due to net loss for the period	1,120	89	373	341

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements are based upon a number of assumptions and factors concerning future conditions that may ultimately prove to be inaccurate and could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements that are made herein and in other reports and releases are not guarantees of future performance and actual results may differ materially from those discussed in such forward-looking statements as a result of various factors. These factors include, but are not limited to, our ability to maintain customary trade terms with vendors, our ability to comply with the various covenant requirements contained in the credit facility agreement, the demand for apparel, and other factors. The demand for apparel and sales volume can be affected by significant changes in economic conditions, including an economic downturn, employment levels in our markets, consumer confidence, energy and gasoline prices, the value of the Mexican peso, and other factors influencing discretionary consumer spending. Other factors affecting the demand for apparel and sales volume include unusual weather patterns, an increase in the level of competition in our market areas, competitors’ marketing strategies, changes in fashion trends, changes in the average cost of merchandise purchased for resale, availability of product on normal payment terms and the failure to achieve the expected results of our merchandising and marketing plans as well as our store opening or relocation plans. Additional assumptions, factors and risks concerning future conditions are discussed in the Risk Factors section of the Form 10-K, and may be discussed from time to time in our other filings with the SEC, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Most of these factors are difficult to predict accurately and are generally beyond our control.

Forward-looking statements are and will be based upon management’s then-current views and assumptions regarding future events and operating performance, and apply only as of the dates of such statements. Although management believes the expectations expressed in forward-looking statements are based on reasonable assumptions within the bounds of our knowledge, forward-looking statements, by their nature, involve risks, uncertainties and other factors, any one or a combination of which could materially affect our business, financial condition, results of operations or liquidity.

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

For purposes of the following discussion, all references to the “third quarter 2019” and the “third quarter 2018” are for the 13-week fiscal periods ended November 2, 2019 and November 3, 2018, respectively, and all references to the “year-to-date 2019” and the “year-to-date 2018” are for the 39-week fiscal periods ended November 2, 2019 and November 3, 2018, respectively

The financial information, discussion and analysis that follow should be read in conjunction with our consolidated financial statements and the related notes included in this Form 10-Q as well as the financial and other information included in the Form 10-K.

Our Business

We are a retailer of trend-right, moderately priced, name-brand apparel, accessories, cosmetics, footwear and home goods. As of November 2, 2019, we operated in 42 states through 617 BEALLS, GOODY’S, PALAIS ROYAL, PEEBLES and STAGE department stores and 158 GORDMANS off-price stores, as well as an e-commerce website (www.stage.com). Our department stores are predominantly located in small towns and rural communities. Our off-price stores are predominantly located in smaller and mid-sized markets in the Midwest. In September 2019, we announced our plan to convert substantially all of our department stores to off-price beginning in February 2020. By the end of the third quarter of fiscal year 2020, we expect to be operating approximately 700 predominantly small-market, Gordmans stores, offering off-price values and broad assortments of name-brand merchandise in a fun, scarcity driven, treasure hunt experience.

Third Quarter 2019 Financial Overview

Select financial results for the third quarter 2019 were as follows (comparisons are to the third quarter 2018):

•	Net sales increased $52.2 million, or 15.0%.

•
Comparable sales increased 17.4%. Comparable sales consist of store sales after a store has been in operation for 14 full months, including pre-conversion department store sales, post-conversion off-price sales and e-commerce sales.

•	Net loss was $15.9 million compared to $31.4 million.

•	Loss per common share was $0.55, compared to a loss per common share of $1.11.

•	Adjusted net loss was $4.2 million compared to $30.5 million (see the reconciliation of non-GAAP financial measures on page 30).

•	Adjusted loss per common share was $0.15, compared to an adjusted loss per common share of $1.08 (see the reconciliation of non-GAAP financial measures on page 30).

•	Adjusted EBITDA was $15.3 million compared to adjusted EBITDA of $(13.2) million (see the reconciliation of non-GAAP financial measures on page 30).

•	Recognized impairment charges of $9.7 million compared to nil.

•	Converted 17 department stores to off-price, bringing the year-to-date conversion total to 89.

Strategy and Outlook

Our 2019 strategy is to grow our off-price stores, emphasize trending merchandise such as home goods, drive sales through pre-conversion promotions associated with our transition to off-price, and exit underperforming department stores. These initiatives, along with the strong performances of our home and women’s categories, contributed to the 17.4% increase in comparable sales for the third quarter 2019. Based on the sales trend for the year-to-date 2019, we expect to generate positive comparable sales for the fourth quarter.

In October 2019, we launched Amazon Hub Counter (“Counter”) pick-up points in our off-price and department stores. With Counter, Amazon shoppers have the option to pick up their Amazon packages at our stores. Counter is currently available over 700 of our stores. While it is still too early to determine the impact of the program on our sales, we expect Counter to bring in additional traffic to our stores.

Our 2019 and long-term strategic objectives are to:

•
Transition to an off-price business model by converting substantially all stores to off-price by the third quarter of 2020. The recent growth in the off-price retail industry, the success of our 2018 and 2019 off-price conversions, and our presence in small markets without major off-price competitors, have driven our strategy which we believe provides a sustained growth opportunity. Following the 2020 conversions, we will have more than 700 off-price stores, representing over 90% of our total sales volume in 2020. During the year-to-date 2019, we completed 89 store conversions and opened one new off-price store.

•
Build a national brand through our growing population of Gordmans off-price stores and promote brand recognition of our Gordmans nameplate through our private label credit card and loyalty program. In July 2019, we reissued our existing credit cards as a combined off-price and department store branded credit card to more than 2 million cardholders. We expect off-price credit sales as a percentage of total off-price sales to continue to grow in 2019 and beyond, and reach 25% in the future.

•
Expand the home department in our department stores to drive sales in this trending category and prepare for off-price conversion. During the first quarter 2019, we relocated the home department to the store front and added new high capacity home fixtures in the majority of our department stores. This, along with expanding the merchandise assortments, increased home department sales by approximately 150% in our department stores for the year-to-date 2019. We expect home department sales as a percent of total sales to increase in penetration and provide the greatest benefit to sales during the fourth quarter holiday gift period.

•	Optimize our supply chain to support the full-chain rollout of off-price conversions in 2020.

•
Shift our e-commerce operations to a drop-ship model to allow our stores, merchants and distribution centers to focus on our pivot to our off-price model. We plan to discontinue order fulfillment from our distribution centers and stores after the 2019 holiday shopping season.

•	Close 60 underperforming department stores in 2019. During the year-to-date 2019, we permanently closed 22 department stores. The majority of the remaining closures are planned for January 2020.

Store counts at the end of the third quarter 2019 and third quarter 2018 were as follows:

	November 2, 2019	November 3, 2018
Department stores	617	754
Off-price stores	158	68
Total stores	775	822

Non-GAAP Financial Measures

The following table presents adjusted earnings (loss) before interest, taxes, depreciation and amortization (adjusted EBITDA), adjusted net loss and adjusted diluted loss per share, non-GAAP financial measures. We believe the presentation of these supplemental non-GAAP financial measures helps facilitate comparisons of our operating performance across periods. In addition, management uses these non-GAAP financial measures to assess the results of our operations. Non-GAAP financial information should not be considered in isolation or viewed as a substitute for net income, cash flow from operations, diluted earnings per common share or other measures of performance as defined by GAAP.  Moreover, the inclusion of non-GAAP financial information as used herein is not necessarily comparable to other similarly titled measures of other companies due to the potential inconsistencies in the method of presentation and items considered. The following table sets forth the supplemental financial information and the reconciliation of the non-GAAP financial measures to the most directly comparable GAAP measure (in thousands):

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net loss (GAAP)	$(15,914)	$(31,353)	$(87,338)	$(79,953)
Interest expense	4,070	3,350	12,187	8,253
Income tax expense	150	(12)	450	288
Depreciation and amortization	15,272	13,988	45,144	44,135
Impairment of long-lived assets	9,680	—	11,295	1,070
Severance	425	819	2,928	938
Pre-opening expenses (a)	560	—	3,457	—
Store closing services	1,038	—	2,216	—
Adjusted EBITDA (non-GAAP)	$15,281	$(13,208)	$(9,661)	$(25,269)

Net loss (GAAP)	$(15,914)	$(31,353)	$(87,338)	$(79,953)
Impairment of long-lived assets	9,680	—	11,295	1,070
Severance	425	819	2,928	938
Pre-opening expenses (a)	560	—	3,457	—
Store closing services	1,038	—	2,216	—
Adjusted net loss (non-GAAP)	$(4,211)	$(30,534)	$(67,442)	$(77,945)

Diluted loss per share (GAAP)	$(0.55)	$(1.11)	$(3.04)	$(2.85)
Impairment of long-lived assets	0.34	—	0.39	0.04
Severance	0.01	0.03	0.10	0.03
Pre-opening expenses (a)	0.02	—	0.12	—
Store closing services	0.04	—	0.08	—
Adjusted diluted loss per share (non-GAAP) (b)	$(0.15)	$(1.08)	$(2.35)	$(2.78)

(a) Pre-opening expenses include store payroll, marketing expenses, meals and travel expenses, and supplies.
(b) Per share amounts may not foot due to rounding.

Results of Operations

Third Quarter 2019 compared to Third Quarter 2018 and Year-to-Date 2019 compared to Year-to-Date 2018 (amounts in thousands, except percentages):

Net Sales

	Three Months Ended			Nine Months Ended
	November 2, 2019	November 3, 2018	Change	November 2, 2019	November 3, 2018	Change
Net sales	$399,302	$347,100	$52,202	$1,094,888	$1,060,623	$34,265
Sales percent change:
Total net sales			15.0%			3.2%
Comparable sales			17.4%			5.3%

Net sales for the third quarter 2019 increased compared to the third quarter 2018 primarily due to an increase in comparable sales, partially offset by store closures. The increase in comparable sales was driven by off-price conversions completed during 2019, strong performances of our home and women’s categories, and favorable response to pre-conversion promotions in our department stores as we execute our transition to off-price. The increase in comparable sales reflects increases in transaction count and average transaction value, with an increase in units per transaction partially offset by lower average unit retail.
Net sales for the year-to-date 2019 increased compared to the year-to-date 2018 primarily due to an increase in comparable sales, partially offset by store closures. The increase in comparable sales was driven by off-price conversions completed during 2019, strong performance of our home category, and favorable response to third quarter pre-conversion promotions in our department stores. The increase in comparable sales reflects increases in transaction count and average transaction value, with an increase in units per transaction partially offset by lower average unit retail.

Credit Income

	Three Months Ended			Nine Months Ended
	November 2, 2019	November 3, 2018	Change	November 2, 2019	November 3, 2018	Change
Credit income	$15,678	$13,324	$2,354	$42,774	$43,143	$(369)
As a percent of net sales	3.9%	3.8%	0.1%	3.9%	4.1%	(0.2)%

The increase in credit income for the third quarter 2019 compared to the third quarter 2018 was primarily driven by higher credit sales and timing of income earned.

Cost of Sales and Gross Margin

	Three Months Ended			Nine Months Ended
	November 2, 2019	November 3, 2018	Change	November 2, 2019	November 3, 2018	Change
Net sales	$399,302	$347,100	$52,202	$1,094,888	$1,060,623	$34,265
Cost of sales and related buying, occupancy and distribution expenses	315,494	278,665	36,829	888,297	847,213	41,084
Gross profit	$83,808	$68,435	$15,373	$206,591	$213,410	$(6,819)
As a percent of net sales	21.0%	19.7%	1.3%	18.9%	20.1%	(1.2)%

The increase in gross profit rate for the third quarter 2019 compared to the third quarter 2018 was driven by lower markdowns and sales leverage on fixed costs, partially offset by increased supply chain costs and impairment of long-lived assets.

The decrease in gross profit rate for the year-to-date 2019 compared to the year-to-date 2018 was primarily due to increased supply chain costs and impairment of long-lived assets.

Selling, General and Administrative Expenses (“SG&A Expenses”)

	Three Months Ended			Nine Months Ended
	November 2, 2019	November 3, 2018	Change	November 2, 2019	November 3, 2018	Change
SG&A expenses	$111,180	$109,774	$1,406	$324,066	$327,965	$(3,899)
As a percent of net sales	27.8%	31.6%	(3.8)%	29.6%	30.9%	(1.3)%

The decrease in SG&A expenses rate for the third quarter 2019 compared to the third quarter 2018 was driven by lower store expenses due to the closure of underperforming stores, lower marketing costs associated with operating our off-price stores, planned reductions in department store marketing and sales leverage on fixed costs, partially offset by impairment of long-lived assets and higher incentive compensation costs due to better results.

The decrease in SG&A expenses rate for the year-to-date 2019 compared to the year-to-date 2018 was driven by lower store expenses due to the closure of underperforming stores, lower marketing costs associated with operating our off-price stores, planned reductions in department store marketing and sales leverage on fixed costs, partially offset by higher impairment of long-lived assets, pre-opening expenses associated with conversion stores in the year-to-date 2019 and higher incentive compensation costs due to better results.

Interest Expense

	Three Months Ended			Nine Months Ended
	November 2, 2019	November 3, 2018	Change	November 2, 2019	November 3, 2018	Change
Interest expense	$4,070	$3,350	$720	$12,187	$8,253	$3,934
As a percent of net sales	1.0%	1.0%	—%	1.1%	0.8%	0.3%

Interest expense is comprised of interest on borrowings under the Credit Facility, related letters of credit and commitment fees, amortization of debt issuance costs and interest on finance obligations. The increase in interest expense was primarily due to an increase in average borrowings and higher interest rates under the Credit Facility for the year-to-date 2019 compared to the year-to-date 2018. For the year-to-date 2019, the weighted average interest rate on outstanding borrowings and the average daily borrowings under the credit facility, including the term loan, were 4.6% and $320.9 million, respectively, as compared to 3.53% and $274.3 million for the year-to-date 2018.

Income Taxes

	Three Months Ended			Nine Months Ended
	November 2, 2019	November 3, 2018	Change	November 2, 2019	November 3, 2018	Change
Income tax expense (benefit)	$150	$(12)	$162	$450	$288	$162
Effective tax rate	(1.0)%	—%	(1.0)%	(0.5)%	(0.4)%	(0.1)%

The effective income tax rate for the third quarter and year-to-date 2019 and the third quarter and year-to-date 2018, was approximately 0%. A valuation allowance has been recognized for substantially all tax benefits generated by tax losses in each period due to the uncertainly of realization, which is dependent upon generation of future taxable income. We expect our effective income tax rate to be approximately 0% percent for 2019.

Loss Before Income Tax and Net Loss

	Three Months Ended			Nine Months Ended
	November 2, 2019	November 3, 2018	Change	November 2, 2019	November 3, 2018	Change
Loss before income tax	$(15,764)	$(31,365)	$15,601	$(86,888)	$(79,665)	$(7,223)
Net loss	(15,914)	(31,353)	15,439	(87,338)	(79,953)	(7,385)

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

 Key components of our cash flow are summarized below (in thousands):

	Nine Months Ended
	November 2, 2019	November 3, 2018	Change
Net cash (used in) provided by:
Operating activities	$(76,910)	$(136,917)	$60,007
Investing activities	(22,258)	(19,444)	(2,814)
Financing activities	109,606	160,936	(51,330)

Operating Activities

During the year-to-date 2019, we used $76.9 million in cash from operating activities. Net loss, adjusted for non-cash expenses, provided cash of approximately $25.9 million, including non-cash operating lease expense of $52.6 million. Changes in operating assets and liabilities used net cash of approximately $107.7 million, which included a $156.9 million increase in merchandise inventories, primarily due to the seasonal build of inventories, and a $56.2 million decrease in operating lease liabilities, partially offset by a $15.1 million decrease in other assets and a $90.4 million increase in accounts payable and other liabilities. Additionally, cash flows from operating activities included construction allowances from landlords of $4.8 million, which funded a portion of the capital expenditures in investing activities.

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

The $60.0 million year-over-year improvement was driven by (i) a $39.0 million favorable change in cash flows from accounts payable and other liabilities resulting from continued trade support, (ii) a $7.0 million favorable change in cash flows from inventories attributable to faster inventory turnover, lower inventory investments in off-price stores compared to department stores, and the closure of underperforming stores, (iii) a $10.2 million favorable change in cash flows from other assets, and (iv) a $3.8 million improvement in net loss excluding non-cash depreciation, amortization and impairment.

Investing Activities

Net cash used in investing activities increased $2.8 million to $22.3 million for the year-to-date 2019, compared to $19.4 million for the year-to-date 2018.

Capital expenditures were $25.1 million for the year-to-date 2019, compared to $21.8 million for the year-to-date 2018. The increase in capital expenditures reflect our investments in converting stores to off-price and adding high capacity home fixtures in our department stores. We received construction allowances from landlords of $4.8 million in the year-to-date 2019, which are included in cash flows from operating activities, and were used to fund a portion of the capital expenditures. These funds are recorded as a reduction from our operating lease assets on the balance sheet and are recognized as an offset to rent expense over the lease term commencing with the date the allowances are earned.

We estimate that capital expenditures in 2019, net of construction allowances to be received from landlords, will be approximately $30.0 million. The expenditures will principally be for investments in our stores, supply chain and technology.

Financing Activities

Net cash provided by financing activities decreased $51.3 million to $109.6 million for the year-to-date 2019, compared to $160.9 million for the year-to-date 2018, primarily due to lower net borrowings during the current year under the Credit Facility due to improved cash usage in the year-to-date 2019 compared to the year-to-date 2018.

We use the Credit Facility to provide financing for working capital and general corporate purposes, as well as to finance capital expenditures and to support our letter of credit requirements. Borrowings are limited to the availability under a borrowing base that is determined principally on eligible inventory as defined by the Credit Facility agreement. The Credit Facility is secured by our inventory, cash, cash equivalents, and substantially all of our other assets. The daily interest rates are determined by a prime rate or LIBOR, plus an applicable margin, as set forth in the credit facility agreement. For the nine months ended November 2, 2019, the weighted average interest rate on outstanding borrowings and the average daily borrowings on the credit facility, including the term loan, were 4.6% and $320.9 million, respectively, compared to 3.5% and $274.3 million for the year-to-date 2018.

Letters of credit issued under the credit facility support certain merchandise purchases and collateralize retained risks and deductibles under various insurance programs. At November 2, 2019, outstanding letters of credit totaled approximately $6.5 million. These letters of credit expire within 12 months of issuance and may be renewed.

The Credit Facility agreement contains a covenant requiring us to maintain excess availability at or above $35.0 million or 10% of the Adjusted Combined Loan Cap (as defined therein). The Credit Facility agreement also contains covenants which, among other things, restrict (i) the amount of additional debt or capital lease obligations, (ii) the payment of dividends to $30.0 million in a fiscal year, and (iii) the repurchase of common stock under certain circumstances. At November 2, 2019, we were in compliance with the debt covenants of the credit facility agreement and we expect to remain in compliance for the next 12 months. Excess availability under the credit facility at November 2, 2019 was $100.7 million.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in our internal control over financial reporting during the three months ended November 2, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks associated with future economic and industry trends may have a material adverse effect on our business and financial condition. A slowdown in the U.S. economy, an uncertain global economic outlook or a credit crisis could adversely affect consumer spending habits resulting in lower net sales and profits than expected on a quarterly or annual basis. Consumer confidence is also affected by the domestic and international political situation. We are still evaluating the potential impact of the tariffs that the current U.S. Administration has imposed and may continue to impose on imports from China and other countries around the world, as well as other recent changes in foreign trade policy on our supply chain, costs, sales and profitability. We are actively working through strategies to mitigate such impact, including reviewing sourcing options and working with our vendors and merchants. At this time, it is unknown how long U.S. tariffs on Chinese goods will remain in effect or whether additional tariffs will be imposed. While it is too early to predict how these changes in foreign trade policy and any recently enacted, proposed and future tariffs will affect our business, these changes have the potential to adversely impact demand for our products, our costs, consumer prices, and/or the U.S. economy, which in turn could adversely impact our results of operations and business.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 7, 2011, our Board approved a stock repurchase program (“2011 Stock Repurchase Program”), which authorized us to repurchase up to $200.0 million of our outstanding common stock. The 2011 Stock Repurchase Program will expire when we have exhausted the authorization, unless terminated earlier by our Board. Through November 2, 2019, we repurchased approximately $141.6 million of our outstanding common shares under the 2011 Stock Repurchase Program. Also in March 2011, our Board authorized us to repurchase shares of our outstanding common stock equal to the amount of the proceeds and related tax benefits from the exercise of stock options, stock appreciation rights and other equity grants. Purchases of shares of our common stock may be made from time to time, either on the open market or through privately negotiated transactions and are financed by our existing cash, cash flow and other liquidity sources, as appropriate.

The table below sets forth information regarding our repurchases of common stock during the three months ended November 2, 2019:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)

August 4, 2019 to August 31, 2019	19,619	$0.72	—	$58,351,202

September 1, 2019 to October 5, 2019	649,120	1.37	—	$58,351,202

October 6, 2019 to November 2, 2019	5,478	2.18	—	$58,351,202

Total	674,217	$1.36	—

(a) Although we did not repurchase any of our common stock during the three months ended November 2, 2019 under the 2011 Stock Repurchase Program:

•
We reacquired 7,927 shares of common stock from certain employees to cover tax withholding obligations from the vesting of restricted stock at a weighted average acquisition price of $1.98 per common share; and

•
The trustee of the grantor trust established by us for the purpose of holding assets under our deferred compensation plan purchased an aggregate of 666,290 shares of our common stock in the open market at a weighted average price of $1.35 in connection with the option to invest in our stock under the deferred compensation plan and reinvestment of dividends paid on our common stock held in trust in the deferred compensation plan.

(b) Reflects the $200.0 million authorized under the 2011 Stock Purchase Program, less the $141.6 million repurchased as of November 2, 2019 using our existing cash, cash flow and other liquidity sources since March 2011.

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

32*	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________

*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAGE STORES, INC.

Dated: December 12, 2019	/s/ Michael L. Glazer
Michael L. Glazer
President and Chief Executive Officer
(Principal Executive Officer)

Dated: December 12, 2019	/s/ Jason T. Curtis
Jason T. Curtis
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)